Form 10-Q
period 2004-03-31
CENDANT CORP
filed 2004-05-03
CIK 723612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

The number of shares outstanding of the registrant's common stock was 1,019,974,240 shares as of March 31, 2004.

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

  •
  the final resolution or outcome of our unresolved pending litigation relating to the accounting irregularities announced on April 15, 1998;

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

  •
  our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

  •
  our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by our financing arrangements and to maintain our credit ratings;

  •
  in relation to our management and mortgage programs, (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios;

  •
  competitive and pricing pressures in the travel industry, including the vehicle rental and global distribution services industries;

  •
  changes in the vehicle manufacturer repurchase arrangements in our Avis and Budget vehicle rental business or changes in the credit quality of such vehicle manufacturers;

  •
  filing of bankruptcy by, or the loss of business of, any of our significant customers, including our airline customers, and the ultimate disposition of UAL Corporation's bankruptcy reorganization; and

  •
  changes in laws and regulations, including changes in accounting standards, global distribution services rules, telemarketing and timeshare sales regulations, mortgage and real estate related regulations, state, federal and international tax laws and privacy policy regulation.

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
New York, New York

We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the "Company") as of March 31, 2004, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion (which included an explanatory paragraph with respect to the adoption of the fair value method of accounting for stock-based compensation and the adoption of the consolidation provisions for variable interest entities in 2003, the non-amortization provisions for goodwill and other indefinite-lived intangible assets in 2002, and the modification of the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities in 2001, as discussed in Note 2 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
May 3, 2004

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues
Service fees and membership, net	$3,099	$2,790
Vehicle-related	1,334	1,301
Other	44	37

Net revenues	4,477	4,128

Expenses
Operating	2,240	2,046
Vehicle depreciation, lease charges and interest, net	614	597
Marketing and reservation	502	408
General and administrative	399	341
Non-program related depreciation and amortization	131	129
Non-program related interest, net:
Interest expense, net	81	79
Early extinguishment of debt	—	48
Acquisition and integration related costs:
Amortization of pendings and listings	4	3
Other	3	7

Total expenses	3,974	3,658

Income before income taxes and minority interest	503	470
Provision for income taxes	58	155
Minority interest, net of tax	4	6

Net income	$441	$309

Net income per share
Basic	$0.43	$0.30
Diluted	0.42	0.30

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$632	$840
Restricted cash	405	448
Receivables, net	1,685	1,671
Deferred income taxes	500	455
Other current assets	1,074	1,064

Total current assets	4,296	4,478
Property and equipment, net	1,754	1,803
Deferred income taxes	622	668
Goodwill	11,225	11,119
Other intangibles, net	2,438	2,402
Other non-current assets	973	974

Total assets exclusive of assets under programs	21,308	21,444

Assets under management and mortgage programs:
Program cash	335	542
Mortgage loans held for sale	2,504	2,494
Relocation receivables	663	534
Vehicle-related, net	11,493	10,143
Timeshare-related, net	1,804	1,803
Mortgage servicing rights, net	1,478	1,641
Derivatives related to mortgage servicing rights	71	316
Other	101	120

	18,449	17,593

Total assets	$39,757	$39,037

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$4,659	$4,688
Current portion of long-term debt	1,209	1,629
Deferred income	850	854

Total current liabilities	6,718	7,171
Long-term debt, excluding Upper DECS	3,582	3,510
Upper DECS	863	863
Deferred income	325	311
Other non-current liabilities	804	888

Total liabilities exclusive of liabilities under programs	12,292	12,743

Liabilities under management and mortgage programs:
Debt	9,242	9,141
Debt due to AESOP Funding II, LLC—related party	6,499	5,644
Derivatives related to mortgage servicing rights	19	231
Deferred income taxes	1,068	1,092

	16,828	16,108

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,288,080,432 and 1,260,397,204, shares	13	13
Additional paid-in capital	10,831	10,284
Retained earnings	4,799	4,430
Accumulated other comprehensive income	165	209
CD treasury stock, at cost—268,106,192 and 251,553,531 shares	(5,171)	(4,750)

Total stockholders' equity	10,637	10,186

Total liabilities and stockholders' equity	$39,757	$39,037

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net income	$441	$309
Adjustments to reconcile net income to net cash provided by operating activities exclusive of management and mortgage programs:
Non-program related depreciation and amortization	131	129
Amortization of pendings and listings	4	3
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(183)	(12)
Income taxes and deferred income taxes	(17)	131
Accounts payable and other current liabilities	(22)	(331)
Deferred income	10	(39)
Proceeds from termination of fair value hedges	—	42
Other	(22)	84

Net cash provided by operating activities exclusive of management and mortgage programs	342	316

Management and mortgage programs:
Vehicle depreciation	506	486
Amortization and impairment of mortgage servicing rights	264	197
Net gain on mortgage servicing rights and related derivatives	(171)	(63)
Origination of timeshare-related assets	(234)	(278)
Principal collection of investment in timeshare-related assets	133	296
Origination of mortgage loans	(7,409)	(13,398)
Proceeds on sale of and payments from mortgage loans held for sale	7,399	13,610

	488	850

Net cash provided by operating activities	830	1,166

Investing Activities
Property and equipment additions	(104)	(97)
Net assets acquired, net of cash acquired, and acquisition-related payments	(165)	(81)
Proceeds received on asset sales	18	82
Proceeds from disposition of business, net of transaction-related payments	42	—
Other, net	45	53

Net cash used in investing activities exclusive of management and mortgage programs	(164)	(43)

Management and mortgage programs:
(Increase) decrease in program cash	207	(17)
Investment in vehicles	(4,078)	(3,836)
Payments received on investment in vehicles	2,265	3,143
Equity advances on homes under management	(1,199)	(1,079)
Repayment on advances on homes under management	1,218	1,067
Additions to mortgage servicing rights	(102)	(231)
Cash received on derivatives related to mortgage servicing rights, net	204	212
Other, net	39	12

	(1,446)	(729)

Net cash used in investing activities	(1,610)	(772)

Financing Activities
Proceeds from borrowings	19	2,650
Principal payments on borrowings	(13)	(2,401)
Issuances of common stock	207	32
Repurchases of common stock	(612)	(152)
Payment of dividends	(72)	—
Other, net	1	(64)

Net cash provided by (used in) financing activities exclusive of management and mortgage programs	(470)	65

Management and mortgage programs:
Proceeds from borrowings	3,661	7,086
Principal payments on borrowings	(2,727)	(6,584)
Net change in short-term borrowings	129	(471)
Other, net	(5)	(13)

	1,058	18

Net cash provided by financing activities	588	83

Effect of changes in exchange rates on cash and cash equivalents	(16)	(23)

Net increase (decrease) in cash and cash equivalents	(208)	454
Cash and cash equivalents, beginning of period	840	126

Cash and cash equivalents, end of period	$632	$580

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
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.     Summary of Significant Accounting Policies

  Basis of Presentation
  Cendant Corporation is a global provider of a wide range of complementary consumer and business services, focusing primarily on travel and real estate services and operating in the following business segments:

  •
  Real Estate Franchise and Operations—franchises the real estate brokerage businesses of four residential and one commercial brands, provides real estate brokerage services and facilitates employee relocations.
  •
  Mortgage Services—provides home buyers with mortgage services and title, appraisal and closing services.
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

  The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Cendant Corporation and its subsidiaries ("Cendant"), as well as entities in which Cendant directly or indirectly has a controlling financial interest (collectively, the "Company"). In presenting the Consolidated Condensed Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K filed on March 1, 2004.

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

  Recently Issued Accounting Pronouncements
  On March 9, 2004, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105—Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 will not have a material impact on the Company's consolidated results of operations or financial position, as the Company's current accounting treatment for such loan commitments is consistent with the provisions of SAB 105.

2.     Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share ("EPS").

	Three Months Ended March 31,
	2004	2003
Net income:
Net income for basic and diluted EPS	$441	$309

Weighted average shares outstanding:
Basic	1,015	1,028
Stock options, warrants and non-vested shares	34	12
Convertible debt (*)	10	—

Diluted	1,059	1,040

Net income per share:
Basic	$0.43	$0.30
Diluted	0.42	0.30

  (*)
  Represents the dilutive impact of the Company's zero coupon senior convertible contingent notes for the period during which the contingency provisions were satisfied (January 1 through February 13, 2004). The impact of the conversion on February 13, 2004 into shares of CD common stock is reflected within basic EPS from the conversion date forward (12 million shares).

  The computation of diluted EPS for first quarter 2004 does not reflect the potential issuance of approximately 33.4 and 0.3 million shares of CD common stock in connection with the Company's outstanding 3 7/8% convertible senior debentures and zero coupon convertible debentures, respectively. The computation of diluted EPS for first quarter 2003 did not reflect the potential issuance of approximately 33.4 million, 15.6 million and 22.0 million shares of CD common stock in connection with the Company's then-outstanding 3 7/8% convertible senior debentures, zero coupon convertible debentures and zero coupon senior convertible contingent notes, respectively. The aforementioned contingently convertible securities have been excluded from the computation of diluted EPS as the related contingency provisions had not been satisfied during the respective periods. See Note 8—Long-term Debt and Borrowing Arrangements for more information regarding these contingently convertible debt securities.

  The following table summarizes the Company's outstanding common stock equivalents that were antidilutive and therefore excluded from the computation of diluted EPS.

	Three Months Ended March 31,
	2004	2003
Options (a)	23	153
Warrants (b)	—	2
Upper DECS (c)	38	40

  (a)
  The decrease in antidilutive options as of March 31, 2004 principally reflects an increase in the average stock price for the three months ended March 31, 2004 ($22.97) compared with the three months ended March 31, 2003 ($11.81) and a reduction in the total number of options outstanding. The weighted average exercise price for antidilutive options at March 31, 2004 and 2003 was $29.89 and $19.88, respectively.
  (b)
  The weighted average exercise price for antidilutive warrants at March 31, 2003 was $21.31.
  (c)
  The appreciation price for antidilutive Upper DECS at March 31, 2004 and 2003 was $28.42.

3.     Acquisitions

  2004 Acquisitions
  Trilegiant Loyalty Solutions.    On January 30, 2004, the Company acquired Trilegiant Loyalty Solutions, Inc. ("TLS"), a wholly-owned subsidiary of TRL Group (formerly Trilegiant Corporation), for approximately $20 million in cash. TLS offers wholesale loyalty enhancement services primarily to credit card issuers. The Company has been consolidating the results of TLS (as a component of TRL Group) since July 1, 2003 pursuant to the application of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $7 million, which was assigned to the Company's Financial Services segment, with the balance assigned to identifiable intangible assets having finite lives. None of the goodwill is expected to be deductible for tax purposes.

  Sotheby's International Realty.    On February 17, 2004, the Company acquired the domestic residential real estate brokerage operations of Sotheby's International Realty and obtained the rights to create a Sotheby's International Realty franchise system pursuant to an agreement to license the Sotheby's International Realty brand in exchange for a license fee to Sotheby's Holdings, Inc., the former parent of Sotheby's International Realty. Such license agreement has a 50-year initial term and a 50-year renewal option. The total cash purchase price for these transactions was approximately $100 million. These transactions resulted in goodwill (based on the preliminary allocation of the purchase price) of $72 million, all of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company's Real Estate Franchise and Operations segment.

  First Fleet Corporation.    On February 27, 2004, the Company acquired First Fleet Corporation ("First Fleet"), a national provider of fleet management services to companies that maintain private truck fleets, for $30 million in cash. This acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $20 million, which was assigned to the Company's Vehicle Services segment. None of the goodwill is expected to be deductible for tax purposes.

  Other.    During 2004, the Company also acquired three other real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated ("NRT"), for approximately $3 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $3 million that was assigned to the Company's Real Estate Franchise and Operations segment. The acquisition of real estate brokerages by NRT is a core part of its growth strategy.

  Utilization of Purchase Acquisition Liabilities for Exiting Activities
  In connection with the Company's November 2002 acquisition of substantially all of the domestic assets of the vehicle rental business of Budget Group, Inc. ("Budget"), as well as selected international operations, the Company established the following purchase accounting liabilities for costs associated with exiting activities that are currently in progress. These exiting activities were formally committed to by the Company's management in connection with strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and the acquired entity. The recognition of such costs and the corresponding utilization are summarized by category as follows:

	Personnel Related	Contract Termination	Facility Related	Total
Cost and balance at December 31, 2002	$35	$6	$7	$48
Cash payments	(28)	—	(4)	(32)
Additions	6	—	14	20

Balance at December 31, 2003	13	6	17	36
Cash payments	(5)	—	(2)	(7)

Balance at March 31, 2004	$8	$6	$15	$29

  The principal cost reduction opportunity resulting from these exit activities is the relocation of the corporate headquarters of Budget. In connection with this initiative, the Company has relocated selected Budget employees, involuntarily terminated other Budget employees and abandoned certain facilities primarily related to reservation processing and administrative functions. As a result, the Company incurred severance and other personnel costs related to the involuntary termination or relocation of employees, as well as facility-related costs primarily representing future lease payments for abandoned facilities. The adjustments recorded during 2003 represent the finalization of estimates made at the time of acquisition. The Company formally communicated the termination of employment to approximately 1,800 employees, representing a wide range of employee groups, and as of March 31, 2004, the Company had terminated substantially all of these employees. The Company anticipates that the majority of the remaining personnel-related costs will be paid during 2004 and that the majority of the remaining facility-related costs will be paid through 2007. The Company expects to pay a fee of $6 million in April 2004 to terminate a contractual service agreement upon completing the integration of one of Budget's systems.

  Acquisition and Integration Related Costs
  During the first quarter 2004 and 2003, the Company incurred $7 million and $10 million, respectively, of acquisition and integration related costs, of which $4 million and $3 million, respectively, represented the non-cash amortization of the contractual pendings and listings intangible asset. The remaining costs ($3 million and $7 million during the first quarter 2004 and 2003, respectively) primarily related to the integration of Budget's information technology systems with the Company's platform.

4.     Intangible Assets

  Intangible assets consisted of:

	As of March 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements	$1,156	$348	$808	$1,157	$339	$818
Customer lists	572	162	410	550	152	398
Pendings and listings	18	15	3	22	17	5
Other	173	45	128	139	42	97

	$1,919	$570	$1,349	$1,868	$550	$1,318

Unamortized Intangible Assets
Goodwill	$11,225			$11,119

Trademarks	$1,089			$1,084

  The changes in the carrying amount of goodwill are as follows:

	Balance at January 1, 2004	Goodwill Acquired during 2004		Adjustments to Goodwill Acquired during 2003	Foreign Exchange and Other	Balance at March 31, 2004
Real Estate Franchise and Operations	$2,696	$75	(a)	$1	$1	$2,773
Mortgage Services	80	—		—	—	80
Hospitality Services	2,514	—		—	4	2,518
Travel Distribution Services	2,555	—		1	(2)	2,554
Vehicle Services	2,653	20	(b)	—	—	2,673
Financial Services	621	7	(c)	—	(1)	627

Total Company	$11,119	$102		$2	$2	$11,225

  (a)
  Primarily relates to the acquisition of Sotheby's International Realty.
  (b)
  Primarily relates to the acquisition of First Fleet.
  (c)
  Primarily relates to the acquisition of TLS.

  Amortization expense relating to all intangible assets, excluding mortgage servicing rights (See Note 5—Mortgage Activities), was as follows:

	Three Months Ended March 31,
	2004	2003
Franchise agreements	$9	$9
Customer lists	9	10
Pendings and listings	4	3
Other	4	3

Total	$26	$25

  Based on the Company's amortizable intangible assets (excluding mortgage servicing rights) as of March 31, 2004, the Company expects related amortization expense for the remainder of 2004 and the five succeeding fiscal years to approximate $70 million, $80 million, $80 million, $70 million, $60 million and $50 million, respectively.

5.     Mortgage Activities

  The activity in the Company's residential mortgage loan servicing portfolio consisted of:

	Three Months Ended March 31,
	2004	2003
Balance, January 1,	$136,427	$114,079
Additions	7,698	13,374
Payoffs/curtailments	(6,940)	(12,107)
Purchases, net	839	2,533

Balance, March 31, (*)	$138,024	$117,879

  (*)
  Does not include approximately $2.3 billion and $1.8 billion of home equity loans serviced by the Company as of March 31, 2004 and 2003, respectively. The weighted average note rate on all the underlying mortgages within the Company's servicing portfolio was 5.3% and 5.9% as of March 31, 2004 and 2003, respectively.

  Approximately $5.7 billion (approximately 4%) of loans within the Company's servicing portfolio as of March 31, 2004 were sold with recourse. The majority of the loans sold with recourse (approximately $5.4 billion of the $5.7 billion) represent sales under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of the mortgage loans. For these loans, the Company accrues a provision (equal to the fair value of the recourse obligation) for estimated losses. At March 31, 2004, the provision approximated $10 million. There was no significant activity that caused the Company to utilize this provision during first quarter 2004 or 2003.

  The activity in the Company's capitalized mortgage servicing rights ("MSR") asset consisted of:

	Three Months Ended March 31,
	2004	2003
Balance, January 1,	$2,015	$1,883
Additions, net	102	231
Changes in fair value	—	12
Amortization	(72)	(136)
Sales	(1)	(5)
Permanent impairment	(1)	(96)

Balance, March 31,	2,043	1,889

Valuation Allowance
Balance, January 1,	(374)	(503)
Additions	(192)	(61)
Reductions	—	1
Permanent impairment	1	96

Balance, March 31,	(565)	(467)

Mortgage Servicing Rights, net	$1,478	$1,422

  The MSR asset is subject to substantial interest rate risk, as the mortgage notes underlying the asset permit the borrower to prepay the loan. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company uses a combination of derivative instruments (including option contracts, interest rate swaps and constant maturity floors) and other investment securities to offset expected changes in fair value of its MSR asset that could affect reported earnings. Beginning in 2004, the Company changed its hedge accounting policy by designating the full change in fair value of the MSR asset as its hedged risk. As a result of this change, the Company discontinued hedge accounting until such time as the documentation required to support the assessment of hedge effectiveness on a full fair value basis could be completed. This analysis was not completed during the first quarter of 2004; therefore, all of the derivatives associated with the MSR asset were designated as freestanding during such period.

  The net activity in the Company's derivatives related to mortgage servicing rights consisted of:

	Three Months Ended March 31,
	2004	2003
Net balance, January 1, (*)	$85	$385
Additions, net	160	67
Changes in fair value	171	51
Sales/proceeds received	(364)	(279)

Net balance, March 31, (*)	$52	$224

  (*)
  At January 1, 2004, the net balance represents the gross asset of $316 million net of the gross liability of $231 million. At March 31, 2004, the net balance represents the gross asset of $71 million net of the gross liability of $19 million.

  The net impact to the Company's Consolidated Condensed Statements of Income resulting from changes in the fair value of the Company's MSR asset and the related derivatives was as follows:

	Three Months Ended March 31,
	2004	2003
Adjustment of MSR asset under hedge accounting	$—	$12
Net gain on derivatives related to MSR asset	171	51

Net gain	171	63
Provision for impairment of MSR asset	(192)	(61)

Net impact	$(21)	$2

  Based upon the composition of the portfolio as of March 31, 2004 (and other assumptions regarding interest rates and prepayment speeds), the Company expects MSR amortization expense for the remainder of 2004 and the five succeeding fiscal years to approximate $230 million, $260 million, $220 million, $190 million, $160 million and $140 million, respectively. As of March 31, 2004, the MSR portfolio had a weighted average life of approximately 4.9 years.

6.     Vehicle Rental and Leasing Activities

  The components of the Company's vehicle-related assets under management and mortgage programs are as follows:

	As of March 31, 2004		As of December 31, 2003
	Rental	Leasing	Rental	Leasing
Rental vehicles	$7,342	$—	$6,177	$—
Vehicles under open-end operating leases	—	5,944	—	5,429
Vehicles under closed-end operating leases	—	167	—	156

Vehicles held for rental/leasing	7,342	6,111	6,177	5,585
Vehicles held for sale	18	8	58	13

	7,360	6,119	6,235	5,598
Less: accumulated depreciation	(584)	(2,489)	(525)	(2,323)

Total investment in vehicles, net	6,776	3,630	5,710	3,275
Plus: Investment in AESOP Funding II, LLC (*)	342	—	361	—
Plus: Receivables under direct financing leases	—	130	—	129
Plus: Fuel card related receivables	—	341	—	282
Plus: Receivables from manufacturers	274	—	386	—

Total vehicle-related, net	$7,392	$4,101	$6,457	$3,686

  (*)
  Represents the equity issued by AESOP Funding II, LLC to the Company. See Note 9—Debt Under Management and Mortgage Programs and Borrowing Arrangements for more information.

  The components of vehicle depreciation, lease charges and interest, net are summarized below:

	Three Months Ended March 31,
	2004		2003
	Rental	Leasing	Rental	Leasing
Depreciation expense	$227	$279	$216	$270
Interest expense, net (*)	63	24	56	23
Lease charges	15	—	20	—
Loss on sales of vehicles, net	6	—	12	—

	$311	$303	$304	$293

  (*)
  Vehicle rental amounts are net of vehicle interest income of $1 million and $3 million during first quarter 2004 and 2003, respectively. Fleet leasing amounts are net of vehicle interest income of $1 million during both first quarter 2004 and 2003.

7.     Accounts Payable and Other Current Liabilities

  Accounts payable and other current liabilities consisted of:

	As of March 31, 2004	As of December 31, 2003
Accounts payable	$1,443	$1,166
Accrued payroll and related	544	676
Acquisition and integration-related	311	334
Income taxes payable	521	588
Other	1,840	1,924

	$4,659	$4,688

8.     Long-term Debt and Borrowing Arrangements

  Long-term debt consisted of:

	Maturity Date		As of March 31, 2004	As of December 31, 2003
Term notes:
6 7/8% notes	August 2006		$849	$849
6 1/4% notes	January 2008		797	797
11% senior subordinated notes (a)	May 2009		329	333
6 1/4% notes	March 2010		348	348
7 3/8% notes	January 2013		1,190	1,190
7 1/8% notes	March 2015		250	250
Contingently convertible debt securities:
Zero coupon senior convertible contingent notes (b)	n/a		—	430
Zero coupon convertible debentures	May 2004	(*)	7	7
3 7/8% convertible senior debentures	November 2004	(*)	804	804
Other:
Net hedging gains (c)			99	31
Other			118	100

Total long-term debt, excluding Upper DECS			4,791	5,139
Less: current portion (d)			1,209	1,629

Long-term debt, excluding Upper DECS			3,582	3,510
Upper DECS			863	863

Long-term debt, including Upper DECS			$4,445	$4,373

  (*)
  Indicates earliest mandatory redemption date.
  (a)
  During first quarter 2004, the Company announced its intention to redeem these notes at 105.5% of principal outstanding (their then-current carrying value) plus accrued and unpaid interest through the redemption date. The Company plans to fund the redemption on May 3, 2004.
  (b)
  During first quarter 2004, the Company announced its intention to redeem these notes on February 13, 2004. As a result, holders had the right to convert their notes into shares of CD common stock. Virtually all holders elected to convert their notes. Accordingly, the Company issued approximately 22 million shares in exchange for approximately $430 million in notes (carrying value) during February 2004 (see Note 11—Stockholders' Equity).
  (c)
  As of March 31, 2004, the balance represents $190 million of realized gains resulting from the termination of fair value interest rate hedges, which will be amortized by the Company as a reduction to future interest expense. Such gains are partially offset by $91 million of mark-to-market adjustments on other fair value interest rate hedges. As of December 31, 2003, the balance represents $201 million of realized gains resulting from the termination of fair value interest rate hedges, which are partially offset by $170 million of mark-to-market adjustments on other fair value interest rate hedges.
  (d)
  The balance as of March 31, 2004 includes the $329 million 11% senior subordinated notes, the $7 million zero coupon convertible debentures and the $804 million 3 7/8% convertible senior debentures. The balance as of December 31, 2003 includes the $333 million 11% notes, the $430 million zero coupon senior convertible contingent notes, the $7 million zero coupon convertible debentures and the $804 million 3 7/8% convertible senior debentures.

  Remarketing of Upper DECS.    The Company's Upper DECS securities are comprised of two components—senior notes maturing in August 2006 and a forward purchase contract requiring holders to purchase shares of CD common stock in August 2004 (based upon the price of such common stock on March 31, 2004, approximately 38 million shares would be purchased). In second quarter 2004, the $862.5 million principal amount of senior notes bearing interest at an annual rate of 6.75% and forming a portion of the Upper DECS will be remarketed and, upon a successful remarketing, the interest rate will be reset. The notes, which are currently pledged to the Company as collateral for the forward purchase contracts, will continue to be due in August 2006. The Company will not receive any proceeds from the remarketing. Rather, the proceeds generated from the remarketing will be utilized to purchase a portfolio of U.S. Treasury securities, which will be pledged to the Company as collateral for the forward purchase contracts. The Company intends to participate in the remarketing as a bidder for up to $762.5 million principal amount of notes, although it is not obligated to do so. If the Company is successful in the bidding process, the Company plans to purchase and retire up to $762.5 million of the notes. If the remarketing in second quarter 2004 is not successful, a second remarketing will occur in third quarter 2004. If the second remarketing fails, the notes would be retired (without any payment of cash by the Company) in August 2004 in satisfaction of the related forward purchase contracts.

  Aggregate maturities of debt (excluding the Upper DECS) based upon maturity or earliest mandatory redemption dates are as follows:

As of March 31, 2004
Within 1 year (a)	$1,209
Between 1 and 2 years	23
Between 2 and 3 years	907
Between 3 and 4 years	821
Between 4 and 5 years	2
Thereafter	1,829

$4,791

  (a)
  Includes $804 million related to the 3 7/8% convertible senior debentures, which may be converted into shares of CD common stock rather than be redeemed in cash if the price of such stock exceeds the stipulated thresholds or upon the Company's exercise of its call provisions.

  As of March 31, 2004, there were no outstanding borrowings under the Company's $2.9 billion revolving credit facility; however, letters of credit of $1.4 billion were issued and outstanding. These letters of credit were issued primarily to support the Company's vehicle rental businesses. Accordingly, as of March 31, 2004, the Company had approximately $1.5 billion of availability under this facility (including $393 million of availability to issue additional letters of credit). As of March 31, 2004, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

  At March 31, 2004, the Company was in compliance with all restrictive and financial covenants of its material debt instruments and credit facilities.

9.     Debt Under Management and Mortgage Programs and Borrowing Arrangements

  Debt under management and mortgage programs (including related party debt due to AESOP Funding II, LLC) consisted of:

	As of March 31, 2004	As of December 31, 2003
Asset-Backed Debt:
Vehicle rental program
AESOP Funding II, LLC (a)	$6,499	$5,644
Other	600	651
Vehicle management program (b)	3,333	3,118
Mortgage program
Bishop's Gate Residential Mortgage Trust (c)	1,301	1,651
Other	—	—
Timeshare program
Sierra Receivables Funding Entities	795	774
Other	355	335
Relocation program
Apple Ridge Funding LLC	400	400
Other	—	—

	13,283	12,573

Unsecured Debt:
Term notes	1,955	1,916
Commercial paper	345	164
Other	158	132

	2,458	2,212

Total debt under management and mortgage programs	$15,741	$14,785

  (a)
  The change in the balance at March 31, 2004 principally reflects the issuance of term notes at various interest rates to support the acquisition of vehicles used in the Company's vehicle rental business.
  (b)
  The change in the balance at March 31, 2004 principally reflects debt assumed in connection with the Company's acquisition of First Fleet.
  (c)
  The change in the balance at March 31, 2004 reflects the January 2004 repayment of $350 million of medium-term notes.

  The following table provides the contractual maturities for debt under management and mortgage programs (including related party debt due to AESOP Funding II, LLC) at March 31, 2004 (except for notes issued under the Company's vehicle management and Sierra timeshare programs, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
Within 1 year	$2,780	$558	$3,338
Between 1 and 2 years	3,363	186	3,549
Between 2 and 3 years	2,793	1	2,794
Between 3 and 4 years	2,236	618	2,854
Between 4 and 5 years	1,431	6	1,437
Thereafter	680	1,089	1,769

	$13,283	$2,458	$15,741

  As of March 31, 2004, available funding under the Company's asset-backed debt programs and committed credit facilities (including related party debt due to AESOP Funding II, LLC) related to the Company's management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements (a)
Vehicle rental program
AESOP Funding II, LLC (b)	$6,904	$6,499	$405
Other (c)	1,055	600	455
Vehicle management program (d)	3,972	3,333	639
Mortgage program
Bishop's Gate Residential Mortgage Trust (e)	2,801	1,301	1,500
Other	300	—	300
Timeshare program
Sierra Receivables Funding Entities (f)	1,163	795	368
Other (g)	502	355	147
Relocation program
Apple Ridge Funding LLC (h)	500	400	100
Other	100	—	100

	17,297	13,283	4,014

Committed Credit Facilities (i)
Maturing in February 2005	1,250	—	1,250

	$18,547	$13,283	$5,264

  (a)
  Capacity is subject to maintaining sufficient assets to collateralize debt.
  (b)
  The outstanding debt is primarily collateralized by approximately $6.5 billion of underlying vehicles and related receivables.
  (c)
  The outstanding debt is primarily collateralized by $726 million of underlying vehicles.
  (d)
  The outstanding debt is primarily collateralized by approximately $3.7 billion of leased vehicles and $207 million of program cash.
  (e)
  The outstanding debt is collateralized by approximately $1.3 billion of underlying mortgage loans and $28 million of program cash.
  (f)
  The outstanding debt is collateralized by approximately $1.0 billion of underlying timeshare receivables and $70 million of program cash.
  (g)
  The outstanding debt is collateralized by $554 million of timeshare-related assets.
  (h)
  The outstanding debt is collateralized by $502 million of underlying relocation receivables and $14 million of program cash.
  (i)
  These committed credit facilities were entered into by and are for the exclusive use of PHH Corporation ("PHH"), a subsidiary of the Company.

  As of March 31, 2004, the Company also had $874 million of availability for public debt issuances under a shelf registration statement at its PHH subsidiary.

  At March 31, 2004, the Company was in compliance with all restrictive and financial covenants of its material debt instruments and credit facilities related to management and mortgage programs.

10.   Commitments and Contingencies

  The June 1999 disposition of the Company's fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service ("IRS") has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If upon final determination, the transaction is not considered a tax-free reorganization, the Company may have to record a tax charge of up to $270 million, depending upon certain factors. Any cash payments that would be made in connection with this charge are not expected to be significant, as the Company would use its net operating losses as an offset to the charge. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

  The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $90 million recorded on its Consolidated Condensed Balance Sheet as of March 31, 2004 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

  The Company is involved in other pending litigation, which, in the opinion of management, should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11.   Stockholders' Equity

  Dividend Payment
  During first quarter 2004, the Company paid a quarterly cash dividend of $0.07 per share ($72 million in the aggregate) to stockholders of record on February 23, 2004.

  Share Repurchases
  During first quarter 2004, the Company used $405 million of available cash and $207 million of proceeds primarily received in connection with option exercises to repurchase approximately $612 million (approximately 27 million shares) of CD common stock under its common stock repurchase program. During first quarter 2003, the Company used $120 million of available cash and $32 million of proceeds primarily received in connection with option exercises to repurchase $152 million (approximately 12.7 million shares) of CD common stock under its common stock repurchase program.

  Share Issuances
  As previously discussed in Note 8—Long-term Debt and Borrowing Arrangements, during first quarter 2004, the Company announced its intention to redeem its $430 million outstanding zero coupon senior convertible contingent notes for cash. As a result, holders had the right to convert their notes into shares of CD common stock. Virtually all holders elected to convert their notes. Accordingly, the Company issued approximately 22 million shares in exchange for approximately $430 million in notes (carrying value) during February 2004. As of March 31, 2004, the Company had used $405 million of available cash (as discussed above) that otherwise would have been used to redeem these notes to repurchase a corresponding number of shares in the open market.

  Comprehensive Income
  The components of comprehensive income are summarized as follows:

	Three Months Ended March 31,
	2004	2003
Net income	$441	$309
Other comprehensive income (loss):
Currency translation adjustments	(6)	18
Unrealized gains (losses), net of tax
Cash flow hedges	(14)	2
Available-for-sale securities	(4)	(2)
Reclassification of realized holding gains, net of tax	(20)	—

Total comprehensive income	$397	$327

  The after-tax components of accumulated other comprehensive income are as follows:

	Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Unrealized Gains on Available-for- Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2004	$224	$(3)	$46	$(58)	$209
Current period change	(6)	(14)	(24)	—	(44)

Balance, March 31, 2004	$218	$(17)	$22	$(58)	$165

  All components of accumulated other comprehensive income are net of tax except for currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

12.   Stock-Based Compensation

  On January 1, 2003, the Company began applying the fair value method of accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, first quarter 2004 results reflect pretax stock-based compensation expense of approximately $6 million principally in connection with restricted stock units granted to employees. As of March 31, 2004, approximately 6.2 million restricted stock units, with a weighted average grant price of $14.02, were outstanding. The related deferred compensation balance, which is recorded as a reduction to additional paid-in-capital on the Consolidated Condensed Balance Sheets, approximated $67 million and $73 million at March 31, 2004 and December 31, 2003, respectively. This deferred compensation balance will be amortized to expense over the remaining vesting period of the restricted stock units.

  The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied by the Company to all employee stock awards granted (including those granted prior to January 1, 2003 for which the Company has not recorded compensation expense):

	Three Months Ended March 31,
	2004	2003
Reported net income	$441	$309
Add back: Stock-based employee compensation expense included in reported net income, net of tax (a)	3	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax (b)	(4)	(10)

Pro forma net income	$440	$299

Net income per share:
Reported
Basic	$0.43	$0.30
Diluted	0.42	0.30
Pro Forma
Basic	$0.43	$0.29
Diluted	0.42	0.29

  (a)
  During first quarter 2003, the Company did not recognize any compensation expense for employee stock awards as there were no such awards granted during the quarter.
  (b)
  Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company, as future expense will vary based upon factors such as the type of award granted by the Company and the then-current fair market value of such award.

13.   TRL Group, Inc. (formerly Trilegiant Corporation)

  On January 30, 2004, Trilegiant Corporation changed its legal name to TRL Group, Inc. ("TRL Group").

  Prior to January 30, 2004, TRL Group operated membership-based clubs and programs and other incentive-based loyalty programs through an outsourcing arrangement with Cendant whereby Cendant licensed TRL Group the right to market products to new members utilizing certain assets of Cendant's individual membership business. Accordingly, Cendant collected membership fees from, and was obligated to provide services to, members of its individual membership business that existed as of July 2, 2001, including their renewals, and TRL Group provided fulfillment services for these members in exchange for a servicing fee paid by Cendant. Furthermore, TRL Group collected the membership fees from, and was obligated to provide membership benefits to, any members who joined the membership-based clubs and programs and all other incentive programs subsequent to July 2, 2001 and recognized the related revenue and expenses. Accordingly, similar to Cendant's franchise businesses, Cendant received a royalty from TRL Group on all revenue generated by TRL Group's new members. The assets licensed to TRL Group included various tradenames, trademarks, logos, service marks and other intellectual property relating to its membership business.

  During 2003, Cendant performed a strategic review of the TRL Group membership business, Cendant's existing membership business and Cendant's loyalty/insurance marketing business, which provides enhancement packages for financial institutions and marketing for accidental death and dismemberment insurance and certain other insurance products. Upon completion of such review, Cendant concluded that it could achieve certain revenue and expense synergies by combining its loyalty/insurance marketing business with the new-member marketing performed by TRL Group. Additionally, as a result of the adoption of FIN 46, the Company has been consolidating the results of TRL Group since July 1, 2003 even though it did not have managerial control of the entity. Therefore, in an effort to achieve the revenue and expense synergies identified in Cendant's strategic review and to obtain managerial control over an entity whose results were being consolidated, Cendant and TRL Group agreed to amend their contractual relationship by terminating the contractual rights, intellectual property license and third party administrator arrangements that Cendant had previously entered into with TRL Group in 2001.

  In connection with this new relationship, Cendant (i) terminated leases of Cendant assets by TRL Group, (ii) terminated the original third party administration agreement, (iii) entered into a new third party administration agreement whereby Cendant will perform fulfillment services for TRL Group, (iv) leased certain TRL Group fixed assets from TRL Group, (v) offered employment to substantially all of TRL Group's employees and (vi) entered into other incidental agreements. These contracts were negotiated on an arm's-length basis and have terms that Cendant's management believes are reasonable from an economic standpoint and consistent with what management would expect from similar arrangements with other non-affiliated parties. None of these agreements had an impact on the Company's Consolidated Condensed

  Financial Statements as the Company continues to consolidate TRL Group subsequent to this transaction. In connection with the TRL Group transaction, the parties agreed to liquidate and dissolve TRL Group in an orderly fashion when and if the number of TRL Group members decreases below 1.3 million, provided that such dissolution may not occur prior to January 2007.

  Cendant paid $13 million in cash on January 30, 2004 for the contract termination, regained exclusive access to the various tradenames, trademarks, logos, service marks and other intellectual property that it had previously licensed to TRL Group for its use in marketing to new members and now has managerial control of TRL Group through its majority representation on the TRL Group board of directors. TRL Group will continue to service and collect membership fees from their members that it marketed to through January 29, 2004, including their renewals. Cendant will provide fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) for TRL Group's members in exchange for a servicing fee. TRL Group will no longer have the ability to market to new members; rather, Cendant will begin to market to new members under the Trilegiant tradename. Immediately following consummation of this transaction, Cendant owned approximately 43% of TRL Group on a fully diluted basis and as of March 31, 2004, Cendant's equity ownership interest in TRL Group approximated 44% on a fully diluted basis.

  Although the Company did not begin to consolidate the account balances and transactions of TRL Group until July 1, 2003 (pursuant to the adoption of FIN 46), the Company's Consolidated Condensed Statement of Income for first quarter 2003 does reflect the activity between Cendant and TRL Group pursuant to the terms of the outsourcing arrangement. Accordingly, the Company recorded revenues of $17 million (representing royalties and licensing and leasing fees) and expenses of $39 million (relating to fulfillment services and the amortization of the marketing advance made in 2001) during first quarter 2003.

  During first quarter 2004 (a period during which TRL Group is consolidated), TRL Group contributed revenues and expenses of $124 million and $103 million, respectively (on a stand-alone basis before eliminations of intercompany entries in consolidation). Cendant's maximum exposure to loss as of March 31, 2004 as a result of its involvement with TRL Group was substantially limited to the advances and loans made to TRL Group, as well as any receivables due from TRL Group (collectively aggregating $151 million as of March 31, 2004), as such amounts may not be recoverable if TRL Group were to cease operations. The creditors of TRL Group have no recourse to Cendant's credit and the assets of TRL Group are not available to pay Cendant's obligations. Cendant is not obligated or contingently liable for any debt incurred by TRL Group.

  On January 30, 2004, TRL Group had net deferred tax assets of approximately $121 million, which were mainly comprised of net operating loss carryforwards expiring in years 2021, 2022 and 2023. These deferred tax assets were fully reserved for by TRL Group through a valuation allowance, as TRL Group had not been able to demonstrate future profitability due to the large marketing expenditures incurred (new member marketing has historically been TRL Group's single largest expenditure). However, given the fact that TRL Group will no longer incur marketing expenses (as they no longer have the ability to market to new members as a result of this transaction), TRL Group now believes that it is more likely than not that it will generate sufficient taxable income (as it will continue to recognize revenue from TRL Group's existing membership base in the form of renewals and the lapsing of the refund privilege period) to utilize its net operating loss carryforwards within the statutory periods. Accordingly, TRL Group reversed the entire valuation allowance of $121 million in January 2004, which resulted in a reduction to the Company's consolidated tax provision during first quarter 2004 of $121 million, with a corresponding increase in consolidated net income. The $13 million cash payment the Company made to TRL Group was also recorded by the Company as a component of its provision for income taxes line item on the Consolidated Condensed Statement of Income for first quarter 2004 and partially offsets the $121 million reversal of TRL Group's valuation allowance.

14.   Segment Information

  Management evaluates the operating results of each of its reportable segments based upon revenue and "EBITDA," which is defined as net income before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. On January 1, 2004, the Company changed its segment reporting structure to enable greater transparency into its results of operations. The Company's Real Estate Franchise and Operations segment includes its real estate brokerage, real estate franchise and relocation businesses and the Company's Mortgage Services segment includes its mortgage and settlement services businesses. These two segments were previously combined and reported as the former Real Estate Services segment. See Note 1 — Summary of Significant Accounting Policies for more detail concerning these segments. The first quarter 2003 information presented below has been revised to reflect this change. The Company's presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

  Presented below are the revenue and EBITDA for each of the Company's reportable segments and the reconciliation of EBITDA to income before income taxes and minority interest.

	Three Months Ended March 31,
	2004		2003
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Franchise and Operations	$1,156	$129	$985	$113
Mortgage Services	238	8	370	113
Hospitality Services	681	168	580	144
Travel Distribution Services	452	124	416	128
Vehicle Services	1,394	100	1,357	50
Financial Services	526	177	389	165

Total Reportable Segments	4,447	706	4,097	713
Corporate and Other (*)	30	13	31	16

Total Company	$4,477	$719	$4,128	$729

Reconciliation:
EBITDA		$719		$729
Less:	Non-program related depreciation and amortization	131		129
Non-program related interest expense, net		81		79
Early extinguishment of debt		—		48
Amortization of pendings and listings		4		3

Income before income taxes and minority interest		$503		$470

  (*)
  Includes the results of operations of certain non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments. Additionally, 2004 includes a $33 million gain on the sale of Homestore, Inc. common stock and 2003 includes a $30 million gain on the sale of Entertainment Publications, Inc. common stock. As of March 31, 2004, the Company owned approximately 9.3 million shares of Homestore, Inc. common stock, which approximated a 7.7% ownership interest.

15.   Subsequent Events

  Redemption of Minority Interest in Two Flags Joint Venture LLC
  On April 1, 2004, the Company exercised its right to purchase Marriott International, Inc.'s ("Marriott") interest in Two Flags Joint Venture LLC ("Two Flags") for approximately $200 million and will pay such amount in cash no later than third quarter 2004, together with interest at 10% per annum from the April 1, 2004 exercise date through and including the payment date. As a result, the Company now owns 100% of Two Flags and has exclusive rights to the domestic Ramada and Days Inn trademarks and the related license agreements.

  Redemption of 11% Senior Subordinated Notes
  On May 3, 2004, the Company redeemed its outstanding 11% senior subordinated notes for $345 million in cash.

  Call Spread Options
  The Company plans to redeem its 3 7/8% convertible senior debentures in November 2004. In connection with such redemption, holders may elect to convert their debentures into 41.58 shares of CD common stock (33.4 million shares in the aggregate). The Company estimates that, as of November 27, 2004 (the date on which the debentures become redeemable at the Company's option), this conversion rate will be equivalent to a conversion price of approximately $24.50 per share. In order to offset a portion of the dilution that would occur if the holders of the debentures elect to convert their debentures in connection with the Company's anticipated redemption thereof in November 2004, the Company purchased call spread options on April 30, 2004 covering 16.3 million of the 33.4 million shares issuable upon conversion. The call spread options have a lower strike price of $24.50 and a higher strike price of $28.50. The call spread options will settle in November and December 2004 either by modified physical settlement, net cash settlement or net share settlement, at the Company's election. Modified physical settlement would result in the Company receiving a maximum of approximately 16.3 million shares, to the extent the CD common stock price is above $24.50, plus to the extent that the share price is in excess of $28.50, the Company would pay an amount equal to the difference between the market price and $28.50. Net cash settlement of the call spread options would result in the Company receiving an amount ranging from zero (if the price of CD common stock is at or below $24.50) to a maximum of $65.3 million (if the price of CD common stock is at or above $28.50). Net share settlement would result in the Company receiving up to approximately 2.3 million shares of CD common stock. The call spread options, costing $23 million, will be accounted for as a capital transaction and included as a component of stockholders' equity.

****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2003 Annual Report on Form 10-K filed with the Commission on March 1, 2004. Unless otherwise noted, all dollar amounts are in millions.

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide consumer and business services primarily in the travel and real estate services industries, which are intended to complement one another and create cross-marketing opportunities both within and among our six following business segments.

•
Real Estate Franchise and Operations—franchises the real estate brokerage businesses of our four residential and one commercial brands, provides real estate brokerage services under our real estate brands and facilitates employee relocations;
•
Mortgage Services—provides home buyers with mortgage services and title, appraisal and closing services;
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

Our management team is committed to building long-term value through operational excellence and we are steadfast in our commitment to deploy our cash to increase shareholder value. To this end, in first quarter 2004, we reduced our outstanding corporate indebtedness by $348 million. Our plan is to further reduce outstanding corporate indebtedness during 2004 using call provisions wherever possible rather than paying a significant premium to repurchase our debt in the open market. Additionally, in first quarter 2004, we paid our first-ever dividend of 7 cents per share and on April 20, 2004, our Board of Directors declared a cash dividend of 7 cents per share payable June 15, 2004 to stockholders of record on May 24, 2004. We expect to pay at least a 7 cents per share cash dividend for each of the remaining quarters during 2004. While no assurances can be given, we expect to increase this dividend over time as our earnings and cash flows grow.

We also filed a registration statement with the Securities and Exchange Commission in first quarter 2004 for the sale of 100% of our ownership interest in Jackson Hewitt Tax Service Inc. in a planned initial public offering expected to take place in second quarter 2004.

RESULTS OF OPERATIONS—FIRST QUARTER 2004 VS. FIRST QUARTER 2003

Our consolidated results comprised the following:

	Three Months Ended March 31,
	2004	2003	Change
Net revenues	$4,477	$4,128	$349
Total expenses	3,974	3,658	316

Income before income taxes and minority interest	503	470	33
Provision for income taxes	58	155	(97)
Minority interest, net of tax	4	6	(2)

Net income	$441	$309	$132

Net revenues for first quarter 2004 increased $349 million (8%) primarily due to growth in our real estate brokerage and timeshare sales and marketing businesses, which also contributed to the increase in total expenses in order to support higher homesale transactions and vacation ownership sales activities. The consolidation of TRL Group, Inc. (formerly Trilegiant Corporation) on July 1, 2003 also contributed to the increase in revenues and expenses, as TRL Group results are included in first quarter 2004 but not first quarter 2003. These increases were partially offset by a decline in both revenues generated and expenses incurred by our mortgage business, as expected. Additionally, total expenses benefited by less interest expense in first quarter 2004, which principally reflected the absence of $48 million of losses incurred during first quarter 2003 in connection with our early repurchase/redemption activity during such period. Our overall effective tax rate was 12% and 33% for first quarter 2004 and 2003, respectively. The effective tax rate for first quarter 2004 was lower primarily due to the reversal of a valuation allowance for deferred taxes by TRL Group (see Note 13 to our Consolidated Condensed Financial Statements). As a result of the above-mentioned items, net income increased $132 million (43%).

Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and "EBITDA," which is defined as net income before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. On January 1, 2004, we changed our segment reporting structure to enable greater transparency into our results of operations. Our Real Estate Franchise and Operations segment includes our real estate brokerage, real estate franchise and relocation businesses and our Mortgage Services segment includes our mortgage and settlement services businesses. These two segments were previously combined and reported as the former Real Estate Services segment. The first quarter 2003 information presented below has been revised to reflect this change. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Revenues			EBITDA
	2004	2003	% Change	2004	2003	% Change
Real Estate Franchise and Operations	$1,156	$985	17%	$129	$113	14%
Mortgage Services	238	370	(36)	8	113	(93)
Hospitality Services	681	580	17	168	144	17
Travel Distribution Services	452	416	9	124	128	(3)
Vehicle Services	1,394	1,357	3	100	50	100
Financial Services	526	389	35	177	165	7

Total Reportable Segments	4,447	4,097	9	706	713	(1)
Corporate and Other (a)	30	31	*	13	16	*

Total Company	$4,477	$4,128	8	$719	$729

Reconciliation to income before income taxes and minority interest:
EBITDA				$719	$729
Less:	Non-program related depreciation and amortization			131	129
	Non-program related interest expense, net			81	79
	Early extinguishment of debt			—	48
	Amortization of pendings and listings			4	3

Income before income taxes and minority interest				$503	$470

*
Not meaningful.
(a)
Includes the results of operations of certain non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments. Additionally, 2004 includes a $33 million gain on the sale of Homestore, Inc. common stock and 2003 includes a $30 million gain on the sale of Entertainment Publications, Inc. common stock.

Real Estate Franchise and Operations
Revenues and EBITDA increased $171 million (17%) and $16 million (14%), respectively, in first quarter 2004 compared with first quarter 2003, primarily reflecting revenue growth at our real estate brokerage operations and increased royalties and marketing fund revenues from our real estate franchise brands.

NRT, our real estate brokerage subsidiary, made acquisitions of various real estate brokerage businesses during 2003 and 2004, the operating results of which have been included from their acquisition dates forward. NRT's significant acquisitions contributed $20 million of incremental revenues and an EBITDA loss of $3 million to first quarter 2004 operating results. Excluding the impact of these acquisitions, NRT generated incremental revenues of $143 million in first quarter 2004, a 19% increase over first quarter 2003. This increase was substantially comprised of higher commission income earned on homesale transactions, which was driven by both an 18% increase in the average price of homes sold and a 2% increase in the number of homesale transactions. Commission expenses paid to real estate agents increased $97 million as a result of the incremental revenues earned on homesale transactions as well as a higher average commission rate paid to real estate agents in first quarter 2004 due to variances in the geographic mix of homesale transactions. Our real estate brokerage operations are typically weakest and operate at a loss in the early part of the calendar year and progressively strengthen through the second and third quarters.

In our real estate franchise business, we generated incremental royalties and marketing fund revenues of $19 million in first quarter 2004, an increase of 14% over first quarter 2003, which was primarily driven by a 12% increase in the average price of homes sold and a 7% increase in the number of homesale transactions. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations. Included within the $19 million of incremental revenues generated by our real estate franchise business is $10 million of revenue received from NRT that is eliminated in consolidation within the same segment and, therefore, has no impact on this segment's revenues or EBITDA.

Marketing, operating and administrative expenses (apart from the NRT acquisitions and real estate agent commission expenses, both of which are separately disclosed above) increased approximately $35 million principally reflecting an increase in variable expenses associated with homesale revenue, which grew quarter-over-quarter, as discussed above.

Mortgage Services
As expected, revenues and EBITDA declined significantly in first quarter 2004 due to a slow-down in refinancing activity compared with first quarter 2003. Revenues and EBITDA decreased $132 million (36%) and $105 million (93%), respectively, in first quarter 2004 compared with first quarter 2003.

Revenues from mortgage loan production declined $171 million (58%) in first quarter 2004 compared with first quarter 2003 substantially due to a significant quarter-over-quarter reduction in refinancing levels, as well as lower margins on loan sales. This decline was partially offset by a $48 million increase in revenues from mortgage servicing activities. Refinancing activity is especially sensitive to the timing and magnitude of interest rate changes. Refinancing volumes typically increase when interest rates are falling (such as in the last half of 2002 and the first half of 2003) and slow when interest rates rise (such as in last half of 2003 into first quarter 2004). Furthermore, there is a timing difference between when a borrower makes an application to refinance their loan and when we recognize revenues upon closing or securitization of that loan. Borrower refinance applications are based on the relative interest rates and are an early indicator of loan closings and securitizations. Mortgage interest rates were generally declining through fourth quarter 2002 into first quarter 2003, which drove applications throughout the same period. This resulted in more loan closings and securitizations in first quarter 2003. However, interest rates were generally higher in fourth quarter 2003 and the early part of first quarter 2004; thus we did not experience the same carryover into first quarter 2004 as we experienced in first quarter 2003. This factor, along with increased competitive pricing pressures, caused revenue from mortgage loan production to decrease.

The decline in revenues from mortgage loan production was the result of a 48% reduction in the volume of loans that we sold and a 28% reduction in the volume of loans closed within our fee based mortgage origination operations. We sold $6.6 billion of mortgage loans in first quarter 2004 compared with $12.7 billion in first quarter 2003, which resulted in a reduction of $153 million (71%) in production revenues. In addition, revenues from our fee-based mortgage-origination activity declined $18 million (23%) as compared with first quarter 2003. Production revenue on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenue at the time we sell the loans (generally within 60 days after closing). Accordingly, our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed declined $6.6 billion (37%) to $11.3 billion in first quarter 2004, comprised of a $5.0 billion (41%) reduction in closed loans to be securitized (sold by us) and a $1.6 billion (28%) reduction in closed loans that were fee-based. Although we experienced a decline in total mortgage refinancing activity, purchase mortgage closings increased $695 million (11%) to $6.8 billion in first quarter 2004.

Net revenues from servicing mortgage loans increased $48 million primarily due to $108 million of incremental derivative gains, partially offset by an increase of $67 million in amortization expense and provision for impairment related to our MSR asset, which reflects a change in our hedge accounting policy. This change in policy resulted in the discontinuation of hedge accounting whereby the reduction in the fair value of the MSR asset was recorded as additional provision for impairment during first quarter 2004, rather than an adjustment to the basis of the MSR asset under hedge accounting. This change in hedge accounting policy had no effect on revenues or EBITDA. See Note 5 to our Consolidated Condensed Financial Statements for a more detailed discussion regarding this change in hedge accounting policy. The incremental gains from derivative activities resulted from our strategies to protect earnings in the event there was a decline in the value of our MSR asset, which is predominately caused by fluctuations in interest rates, which tends to impact borrower prepayment activity. In addition, fees received for servicing existing loans in the portfolio increased $12 million (11%) driven by a 15% period-over-period increase in the average servicing portfolio, which rose to $133.2 billion in first quarter 2004.

Revenues within our settlement services business declined $16 million in first quarter 2004 compared with first quarter 2003. Title, appraisal and other closing fees all decreased due to lower volumes, consistent with the decline in mortgage refinancing volume in first quarter 2004.

Operating expenses within this segment declined $26 million in first quarter 2004 due to a lesser amount of direct costs incurred in connection with the decline in mortgage loan production.

Although no assurances can be given, we continue to expect that the comparison of our Mortgage Services segment results will improve in relation to first quarter comparisons.

Hospitality Services
Revenues and EBITDA increased $101 million (17%) and $24 million (17%), respectively, in first quarter 2004 compared with first quarter 2003 due to strong operating results across all our Hospitality Services businesses, particularly in our timeshare-related operations.

Sales of vacation ownership interests ("VOIs") in our timeshare resorts increased $56 million in first quarter 2004, a 25% increase over first quarter 2003. This increase was primarily driven by a 13% increase in VOI close rates (sales divided by tours) and a higher volume of upgrade sales in first quarter 2004. Net interest income generated from financing extended to VOI buyers decreased $11 million as the favorable impact of a 21% increase in the loan portfolio was more than offset by a reduction in gains, which were formerly recognized on the securitization of timeshare receivables, until an amendment was made to our largest timeshare receivable securitization structures during third quarter 2003 which resulted in the consolidation of such structures.

Timeshare exchange and subscription fee revenues within our timeshare exchange business increased $11 million (10%) during first quarter 2004. Such growth was primarily driven by a 2% increase in the average number of worldwide subscribers, a 6% increase in the average subscription price per member and a 3% increase in the volume of exchange transactions. Timeshare points and rental transaction revenue grew $11 million (57%), driven primarily by a 35% increase in transaction volume and a higher average price on rental transactions.

Royalties and marketing and reservation fund revenues within our lodging franchise operations increased $2 million (2%) in first quarter 2004. EBITDA was also favorable in first quarter 2004 due to a $10 million reserve recorded in first quarter 2003 related to the doubtful collectibility of certain franchisee receivables. Revenues at our international vacation rental companies increased $10 million, principally due to the favorable impact to revenues of foreign currency exchange rates in Europe. The impact of foreign exchange rates on revenues was principally offset in EBITDA by the unfavorable impact of exchange rates on expenses.

Operating and administrative expenses within this segment increased approximately $70 million in first quarter 2004, principally reflecting higher variable costs incurred to support the increase in timeshare sales and exchange volumes, as discussed above.

Travel Distribution Services
Revenues increased $36 million (9%) while EBITDA declined $4 million (3%) in first quarter 2004 compared with first quarter 2003. Our Travel Distribution Services segment derives revenue primarily from fees paid by travel suppliers and travel agencies for electronic global distribution and computer reservation services ("GDS") provided by our Galileo subsidiary and from fees and commissions for retail travel services.

Galileo worldwide air booking fees grew $24 million (8%) primarily due to increases in international GDS air booking volumes and the effective yield on international air bookings. International air booking fees increased $28 million (14%) during first quarter 2004 while domestic air booking fees declined $4 million (4%). International air booking volumes increased 6% to 45.9 million in first quarter 2004, while domestic air booking volumes increased 2% to 23.0 million bookings. International air bookings represented approximately two-thirds of our total air bookings during first quarter 2004 and 2003. The international air booking effective yield increased by 7% due, in part, to a change in our pricing methodology, which is intended to better align our pricing with the cost structure of the transactions and the value created for the airlines. In addition, the international yield reflects a full quarter impact in first quarter 2004 of a base booking fee price increase that was made effective in March 2003. There were no such base booking fee increases subsequent to March 2003. International yield was also positively impacted by a higher percentage of premium booking transactions relative to total booking transactions. The yield on domestic air bookings declined 6% reflecting the impact of our discount program with major U.S. carriers. In addition, Galileo subscriber fees decreased $6 million primarily due to travel agencies leasing less computer equipment from us in first quarter 2004 compared with first quarter 2003.

In 2003, we completed the acquisitions of Trip Network, which operates the online travel services business of CheapTickets.com, and two smaller travel services companies. The acquisition of the online operations of CheapTickets.com contributed revenues of $15 million and an EBITDA loss of $5 million in first quarter 2004 with no corresponding contribution in first quarter 2003 because it was prior to the acquisition. The acquisitions of the two travel services companies also contributed incremental revenues and EBITDA of $11 million and $2 million, respectively, in first quarter 2004. The results of our CheapTickets online travel business reflect our investment in marketing that business, which we believe represents a significant opportunity for future growth.

Our online gross bookings grew 17% in first quarter 2004 compared with first quarter 2003 commensurate with our strategic focus on increasing our penetration of online channels. The growth in the online business also reflects increased merchant model hotel bookings. The merchant model of travel distribution is one whereby we, as a travel distributor, obtain access to content from travel suppliers at a predetermined price and sell the content, either individually or in a package, to travelers at retail prices that we determine with no risk of inventory loss to us. Consistent with the shift in our offline travel agency bookings to the online channel, revenues from our offline travel agency business declined $6 million in first quarter 2004. Excluding the impact of the aforementioned acquisitions, EBITDA during first quarter 2004 included $19 million of incremental expenses, which reflected increased commission expenses on higher Galileo booking volumes and higher incentive costs payable to travel agents using Galileo's GDS system. In addition, the EBITDA comparison in first quarter 2004 was unfavorably impacted by the absence of an $8 million contract termination settlement that benefited EBITDA during first quarter 2003. The increases in expenses were partially offset by on-going cost containment efforts including a $10 million reduction in network communication costs and a $6 million net reduction in salary and benefit-related expenses, which included the favorable impact in first quarter 2004 from benefit plan amendments that occurred in 2003.

Although no assurances can be given, we continue to expect that the comparisons of our Travel Distribution Services segment results will be favorable for the remainder of 2004.

Vehicle Services
Revenues and EBITDA increased $37 million (3%) and $50 million (100%), respectively, in first quarter 2004 compared with first quarter 2003.

Revenue generated by Cendant Car Rental Group (comprised of Avis car rental and Budget car and truck rental operations) increased $20 million (2%). Avis car rental revenues increased $42 million (7%) in first quarter 2004 compared with first quarter 2003, primarily due to a 5% increase in time and mileage revenue per rental day ("T&M per day") and a 2% increase in the total number of days an Avis car was rented. Budget car and truck rental revenues declined $6 million and $16 million, respectively, in first quarter 2004 compared with first quarter 2003, principally due to a 5% decline in rental day volume. The reduction in rental days at Budget is consistent with our decision to focus on profitability by reducing the number of higher risk rentals and closing unprofitable locations. In addition, the average Budget truck fleet was reduced by 24% quarter-over-quarter, reflecting our concentration on higher utilization of newer and more efficient trucks in achieving a more profitable business. The revenue changes for Avis and Budget are inclusive of favorable foreign currency exchange rates aggregating $20 million, which was principally offset in EBITDA by the unfavorable impact of foreign currency exchange rates on expenses.

Total Cendant Car Rental Group expenses decreased by approximately $40 million quarter-over-quarter, resulting from operating efficiencies realized in connection with the successful integration of Budget, which included the consolidation of certain service facilities and corporate-related functions. As of March 31, 2004, the integration of Budget was substantially complete. Although no assurances can be given, we expect the Budget integration to continue to result in year-over-year cost savings and positively impact EBITDA comparisons for the remaining quarterly periods in 2004.

Wright Express, our fuel card services subsidiary, recognized incremental revenues of $6 million (16%) in first quarter 2004 compared with the prior year period. The organic growth was driven by a combination of the addition of new customers and an increase in usage of Wright Express' proprietary fuel card product.

In first quarter 2004, we completed the acquisition of First Fleet Corporation, a national provider of fleet management services to companies that maintain private truck fleets. The operating results of First Fleet were included from the acquisition date forward and contributed incremental revenues of $7 million with a minimal EBITDA impact in first quarter 2004.

Financial Services
Revenues and EBITDA increased $137 million (35%) and $12 million (7%), respectively, in first quarter 2004 compared with first quarter 2003. As previously discussed, effective July 1, 2003, we consolidated TRL Group pursuant to the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). TRL Group (on a stand-alone basis before elimination of intercompany expenses, as described below) contributed revenues of $124 million and EBITDA of $23 million during first quarter 2004. Apart from the consolidation of TRL Group, revenues for the Financial Services segment increased $13 million and EBITDA declined $11 million in first quarter 2004 compared with first quarter 2003.

As expected, the membership base retained by us in connection with the original outsourcing of our individual membership business to TRL Group in July 2001 continued to decline; however, the unfavorable impact of reduced revenues on EBITDA from the attrition of such members was mitigated by a net reduction in expenses from not having to service such members. Our smaller membership base resulted in a net revenue reduction of $29 million (net of $6 million of increased royalty income from TRL Group in first quarter 2004), which was partially offset in EBITDA by a reduction of $19 million in membership operating and marketing expenses. We eliminated $13 million of intercompany revenues and expenses within this segment in first quarter 2004, primarily comprised of royalty payments from TRL Group to Cendant. During first quarter 2003, no such payments were eliminated because it was prior to the FIN 46 consolidation of TRL Group.

On January 30, 2004, we amended our contractual relationship with TRL Group, Inc. (formerly Trilegiant Corporation) and began marketing to new members using the Trilegiant tradename (see Note 13 to our Consolidated Condensed Financial Statements for a more detailed discussion regarding this transaction). Therefore, in future periods, our membership base will begin to grow again as we realize the benefits from our marketing efforts to solicit new members. From January 30, 2004 through March 31, 2004, we incurred marketing expenses of $33 million to solicit new members for which we expect to realize revenues in future periods.

Our Jackson Hewitt Tax Service business generated incremental revenue of $36 million in first quarter 2004, a 27% increase over first quarter 2003. Such increase was comprised of $14 million of higher franchise royalties, $7 million of higher tax preparation revenues from our company-owned tax service operations and $15 million of incremental revenues from our financial product programs and other tax-related services. The increase in royalties and tax preparation fees was principally driven by an 11% increase in total system tax return volume and an 8% increase in the average price per tax return. Royalties generated in our franchise operations are typically recognized with nominal increases in operating and administrative expenses due to significant operating leverage. Marketing and advertising expenses to support the Jackson Hewitt tradename, which are based on royalties generated from our franchisees' operations, increased $7 million in first quarter 2004. In addition, growth in our company-owned tax service operations, which generates lower profit margins than the franchise operations, resulted in an increase to expenses of $6 million.

Revenues at our international membership business increased $14 million in first quarter 2004 principally due to the favorable impact of foreign currency exchange rates on revenues, which was primarily offset in EBITDA by the unfavorable impact of foreign currency exchange rates on expenses.

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

FINANCIAL CONDITION

	March 31, 2004	December 31, 2003	Change
Total assets exclusive of assets under management and mortgage programs	$21,308	$21,444	$(136)
Total liabilities exclusive of liabilities under management and mortgage programs	12,292	12,743	(451)
Assets under management and mortgage programs	18,449	17,593	856
Liabilities under management and mortgage programs	16,828	16,108	720
Stockholders' equity	10,637	10,186	451

Total assets exclusive of assets under management and mortgage programs decreased primarily due to a decrease of $208 million in cash and cash equivalents (see "Liquidity and Capital Resources—Cash Flows" for a detailed discussion), which was partially offset by $106 million of additions to goodwill primarily resulting from the acquisition of Sotheby's International Realty (see Note 3 to our Consolidated Condensed Financial Statements).

Total liabilities exclusive of liabilities under management and mortgage programs decreased primarily due to the conversion of our $430 million zero coupon senior convertible contingent notes into shares of CD common stock during the quarter (see Note 11 to our Consolidated Condensed Financial Statements for a detailed discussion).

Assets under management and mortgage programs increased primarily due to (i) approximately $1.1 billion of net additions to our vehicle rental fleet in preparation for projected increases in demand, particularly seasonal needs, and (ii) $308 million of net additions to our vehicle leasing fleet principally associated with our acquisition of First Fleet Corporation in February 2004. Such increases were partially offset by (i) a decrease of $245 million in our derivative assets related to our MSR asset, which primarily resulted from strategies to protect earnings from a decline in value of the MSR asset, (ii) a decrease of $207 million in program cash related principally to the repayment of $350 million of debt issued by Bishop's Gate Residential Mortgage Trust, partially offset by the receipt of cash by Bishop's Gate on the sale of previously originated mortgage loans and (iii) a decrease of $163 million in the value of our MSR asset due to amortization and impairment recorded during the quarter, notwithstanding additions to the MSR asset during the quarter.

Liabilities under management and mortgage programs increased primarily due to (i) additional borrowings of $855 million from AESOP Funding II, LLC to support the growth in our vehicle rental fleet described above and (ii) $266 million of lease obligations assumed in connection with our acquisition of First Fleet Corporation (for which there is a corresponding asset recorded within assets under management and mortgage programs and on which our exposure is limited). Such increases were partially offset by the repayment of $350 million of debt issued by Bishop's Gate, as discussed above. See "Liquidity and Capital Resources—Financial Obligations—Debt Under Management and Mortgage Programs" for a detailed account of the change in our debt related to management and mortgage programs.

Stockholders' equity increased primarily due to (i) $441 million of net income generated during first quarter 2004, (ii) $282 million related to the exercise of employee stock options (including $46 million of tax benefit) and (iii) the conversion of our zero coupon senior convertible contingent notes into approximately 22 million shares of CD common stock, which increased additional paid-in capital by $456 million (including $26 million of deferred tax liabilities that were reversed upon conversion). Such increases were partially offset by (i) our repurchase of $621 million (approximately 27 million shares) of CD common stock and (ii) a $72 million dividend payment.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS
At March 31, 2004, we had $632 million of cash on hand, a decrease of $208 million from $840 million at December 31, 2003. The following table summarizes such decrease:

	Three Months Ended March 31,
	2004	2003	Change
Cash provided by (used in):
Operating activities	$830	$1,166	$(336)
Investing activities	(1,610)	(772)	(838)
Financing activities	588	83	505
Effects of exchange rate changes	(16)	(23)	7

Net change in cash and cash equivalents	$(208)	$454	$(662)

During first quarter 2004, we generated $336 million less cash from operating activities as compared with the same period in 2003. This change principally reflects the activities of our management and mortgage programs, which produced less cash inflows in first quarter 2004, partially offset by stronger operating results. Cash flows related to our management and mortgage programs may fluctuate significantly from period to period due to the timing of the underlying management and mortgage program transactions (i.e., timing of mortgage loan origination versus sale). During first quarter 2004, our mortgage operations generated cash, while our timeshare operations utilized cash to grow its operations.

During first quarter 2004, we used $838 million more cash in investing activities as compared with the same period in 2003. This change principally reflects the activities of our management and mortgage programs, which produced a greater cash outflow in first quarter 2004. During first quarter 2004, our relocation and mortgage businesses generated cash, while our vehicle services businesses utilized cash primarily to grow the car rental fleet in preparation for projected increases in demand, particularly seasonal needs. Capital expenditures in first quarter 2004 were $104 million compared with $97 million in first quarter 2003. We continue to anticipate aggregate capital expenditures for 2004 to be in the range of $525 million to $575 million.

During first quarter 2004, we generated $505 million more cash from financing activities as compared with first quarter 2003. Such change principally reflects additional borrowings under management and mortgage programs of approximately $1.0 billion principally to support the acquisition of vehicles used in our vehicle rental operations, as described above. Such increase was partially offset by (i) a decrease of $243 million in cash used to reduce corporate indebtedness, (ii) the $72 million dividend payment to our common stockholders and (iii) an increase of $285 million in share repurchases (net of proceeds received on the issuance of common stock). See "Liquidity and Capital Resources—Financial Obligations" for a detailed discussion of financing activities during first quarter 2004.

Throughout 2004, we intend to continue to reduce corporate indebtedness and repurchase outstanding shares of our common stock. In May 2004, we utilized $345 million of cash to redeem our outstanding 11% senior subordinated notes. We currently expect to use cash to redeem our zero coupon convertible debentures and 3 7/8% convertible senior debentures on or subsequent to their call dates (May 2004 and November 2004, respectively); however, holders of these instruments may convert them into shares of our common stock if the price of such stock exceeds the stipulated thresholds (which were not met as of April 30, 2004) or upon the exercise of our call provisions. In connection with our anticipated redemption of the 3 7/8% convertible senior debentures, we purchased call spread options covering 16.3 million of the 33.4 million shares issuable upon a holder's election to convert these debentures into shares of CD common stock (see Note 15 to our Consolidated Condensed Financial Statements for more detail).

We also expect to use an additional $215 million of cash to pay dividends in 2004 and we will make a cash payment of approximately $200 million to Marriott International, Inc. no later than third quarter 2004 in connection with our April 2004 redemption of Marriott's interest in Two Flags Joint Venture LLC (see Note 15 to our Consolidated Condensed Financial Statements). Finally, in second quarter 2004, we intend to participate in the remarketing of the senior notes that form a portion of our outstanding Upper DECS and may use available lines of credit and/or cash on hand to repurchase and retire up to $762.5 million of these notes if we are successful in the bidding process. We will not receive any proceeds from the remarketing. Any indebtedness incurred as a result of our efforts to repurchase and retire these notes would be repaid during third quarter 2004 upon receipt of the proceeds from the issuance of shares of CD common stock pursuant to the forward contracts which are also part of the Upper DECS. See Note 8 to our Consolidated Condensed Financial Statements for a more extensive discussion regarding this remarketing.

FINANCIAL OBLIGATIONS
At March 31, 2004, we had approximately $21.4 billion of indebtedness (including corporate indebtedness of approximately $4.8 billion, Upper DECS of $863 million and debt under management and mortgage programs of approximately $15.7 billion).

Corporate Indebtedness
Corporate indebtedness consisted of:

	Earliest Mandatory Redemption Date	Final Maturity Date	As of March 31, 2004	As of December 31, 2003	Change
Term notes
6 7/8% notes	August 2006	August 2006	$849	$849	$—
6 1/4% notes	January 2008	January 2008	797	797	—
11% senior subordinated notes (a)	May 2009	May 2009	329	333	(4)
6 1/4% notes	March 2010	March 2010	348	348	—
7 3/8% notes	January 2013	January 2013	1,190	1,190	—
7 1/8% notes	March 2015	March 2015	250	250	—
Contingently convertible debt securities
Zero coupon senior convertible contingent notes (b)	February 2004	n/a	—	430	(430)
Zero coupon convertible debentures	May 2004	May 2021	7	7	—
3 7/8% convertible senior debentures	November 2004	November 2011	804	804	—
Other
Net hedging gains (c)			99	31	68
Other			118	100	18

			4,791	5,139	(348)
Upper DECS (d)			863	863	—

			$5,654	$6,002	$(348)

(a)
On May 3, 2004, we redeemed our outstanding 11% senior subordinated notes for $345 million in cash, thereby further reducing our corporate indebtedness.
(b)
During first quarter 2004, holders had the right to convert their notes into shares of CD common stock and virtually all holders elected to do so. Accordingly, the change in the balance at March 31, 2004 reflects the conversion of these notes by holders into approximately 22 million shares of CD common stock. As of March 31, 2004, we had used $405 million of available cash (as discussed in "Liquidity and Capital Resources—Cash Flows" above) that otherwise would have been used to redeem these notes to repurchase a corresponding number of shares in the open market.
(c)
As of March 31, 2004, the balance represents $190 million of realized gains resulting from the termination of fair value interest rate hedges, which will be amortized as a reduction to future interest expense. Such gains are partially offset by $91 million of mark-to-market adjustments on other fair value interest rate hedges. As of December 31, 2003, the balance represents $201 million of realized gains resulting from the termination of fair value interest rate hedges, which are partially offset by $170 million of mark-to-market adjustments on other fair value interest rate hedges.
(d)
The Upper DECS are subject to a remarketing in May 2004. See Note 8 to our Consolidated Condensed Financial Statements.

Debt Under Management and Mortgage Programs
The following table summarizes the components of our debt under management and mortgage programs (including related party debt due to AESOP Funding II, LLC):

	As of March 31, 2004	As of December 31, 2003	Change
Asset-Backed Debt:
Vehicle rental program
AESOP Funding II, LLC (a)	$6,499	$5,644	$855
Other	600	651	(51)
Vehicle management program (b)	3,333	3,118	215
Mortgage program
Bishop's Gate Residential Mortgage Trust (c)	1,301	1,651	(350)
Other	—	—	—
Timeshare program
Sierra Receivables Funding Entities	795	774	21
Other	355	335	20
Relocation program
Apple Ridge Funding LLC	400	400	—
Other	—	—	—

	13,283	12,573	710

Unsecured Debt:
Term notes	1,955	1,916	39
Commercial paper	345	164	181
Other	158	132	26

	2,458	2,212	246

Total debt under management and mortgage programs	$15,741	$14,785	$956

(a)
The change in the balance at March 31, 2004 principally reflects the issuance of term notes at various interest rates to support the acquisition of vehicles used in our vehicle rental business.
(b)
The change in the balance at March 31, 2004 principally reflects debt assumed in connection with our acquisition of First Fleet.
(c)
The change in the balance at March 31, 2004 reflects the January 2004 repayment of $350 million of medium-term notes.

The following table provides the contractual maturities for debt under management and mortgage programs (including related party debt due to AESOP Funding II, LLC) at March 31, 2004 (except for notes under our vehicle management program and Sierra timeshare programs, where the underlying indentures require payment based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
Within 1 year	$2,780	$558	$3,338
Between 1 and 2 years	3,363	186	3,549
Between 2 and 3 years	2,793	1	2,794
Between 3 and 4 years	2,236	618	2,854
Between 4 and 5 years	1,431	6	1,437
Thereafter	680	1,089	1,769

	$13,283	$2,458	$15,741

AVAILABLE FUNDING ARRANGEMENTS AND COMMITTED CREDIT FACILITIES
At March 31, 2004, we had approximately $6.8 billion of available funding arrangements and credit facilities (comprised of approximately $1.5 billion of availability at the corporate level and approximately $5.3 billion available for use in our management and mortgage programs). As of March 31, 2004, the committed credit facilities at the corporate level consisted of:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued and Outstanding	Available Capacity
Maturing in December 2005	$2,900	$—	$1,357	$1,543

Available funding under our asset-backed debt programs and committed credit facilities related to our management and mortgage programs as of March 31, 2004 consisted of (including related party debt due to AESOP Funding II, LLC):

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements (a)
Vehicle rental program
AESOP Funding II, LLC (b)	$6,904	$6,499	$405
Other (c)	1,055	600	455
Vehicle management program (d)	3,972	3,333	639
Mortgage program
Bishop's Gate Residential Mortgage Trust (e)	2,801	1,301	1,500
Other	300	—	300
Timeshare program
Sierra Receivables Funding Entities (f)	1,163	795	368
Other (g)	502	355	147
Relocation program
Apple Ridge Funding, LLC (h)	500	400	100
Other	100	—	100

	17,297	13,283	4,014

Committed Credit Facilities (i)
Maturing in February 2005	1,250	—	1,250

	$18,547	$13,283	$5,264

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)
The outstanding debt is primarily collateralized by approximately $6.5 billion of underlying vehicles and related receivables.
(c)
The outstanding debt is primarily collateralized by $726 million of underlying vehicles.
(d)
The outstanding debt is primarily collateralized by approximately $3.7 billion of leased vehicles and $207 million of program cash.
(e)
The outstanding debt is collateralized by approximately $1.3 billion of underlying mortgage loans and $28 million of program cash.
(f)
The outstanding debt is collateralized by approximately $1.0 billion of underlying timeshare receivables and $70 million of program cash.
(g)
The outstanding debt is collateralized by $554 million of timeshare-related assets.
(h)
The outstanding debt is collateralized by $502 million of underlying relocation receivables and $14 million of program cash.
(i)
These committed credit facilities were entered into by and are for the exclusive use of our PHH Corporation subsidiary.

We also had $400 million of availability for public debt or equity issuances under a shelf registration statement and our PHH subsidiary had an additional $874 million of availability for public debt issuances under a shelf registration statement.

LIQUIDITY RISK
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to management and mortgage programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs, (ii) any impairment of our ability to access the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase a substantial number of our vehicles and (iii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could occur in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios. Further, access to our credit facilities may be limited if we were to fail to meet certain financial ratios. We do not believe that our or PHH's credit ratings are likely to fall below investment grade. Additionally, we monitor the maintenance of required financial ratios and, as of March 31, 2004, we were in compliance with all financial covenants under our material credit and securitization facilities.

Currently our credit ratings are as follows:

	Moody's Investor Service	Standard & Poor's	Fitch Ratings
Cendant
Senior unsecured debt	Baa1	BBB	BBB+
PHH
Senior debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F-2

Standard & Poor's has assigned a "positive outlook" on our credit ratings, while Moody's Investor Service and Fitch Ratings have assigned a "stable outlook." The credit ratings for PHH's senior debt have all been assigned a "stable outlook." A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

CONTRACTUAL OBLIGATIONS
Our future contractual obligations have not changed significantly from the amounts reported within our 2003 Annual Report on Form 10-K with the exception of our commitment to purchase vehicles, which decreased from the amount previously disclosed by approximately $2.3 billion to approximately $2.6 billion at March 31, 2004 as a result of purchases during the quarter. Any changes to our obligations related to corporate indebtedness and debt under management and mortgage programs are presented above within the section entitled "Liquidity and Capital Resources—Financial Obligations" and also within Notes 8 and 9 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES
The majority of our businesses operate in environments where we are paid a fee for a service performed. Therefore, the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled "Critical Accounting Policies" of our 2003 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect reported results (mortgage servicing rights, financial instruments and goodwill). There have not been any significant changes to those accounting policies or to our assessment of which accounting policies we would consider to be critical accounting policies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
On March 9, 2004, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105—Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 will not have a material impact on our consolidated results of operations or financial position, as our current accounting treatment for such loan commitments is consistent with the provisions of SAB 105.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

As previously discussed in our 2003 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2004 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)
Internal Controls Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, one of our officers, were added as defendants in a purported class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 31, 2001. The complaint in this action alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act based on purported misconduct in connection with the accounting of certain revenues in financial statements published by Homestore during the class period. On January 10, 2003, we, together with Mr. Smith, filed a motion to dismiss plaintiffs' claims for failure to state a claim upon which relief could be granted. A hearing on our motion to dismiss was held on February 14, 2003 and at the conclusion thereof the motion was submitted to the court for determination. On March 7, 2003, the court granted our motion and dismissed the complaint, as against Cendant and Mr. Smith, with prejudice. On April 14, 2003, plaintiffs filed a motion for an order certifying an issue for interlocutory appeal, which the court denied on July 11, 2003. On March 16, 2004, the court approved a settlement dismissing Mr. Smith but not Cendant. On March 8, 2004, the court entered into an order of final judgment dismissing parties, including Cendant, thus allowing for notice of an appeal to be filed. On April 9, 2004, plaintiffs filed notice of an appeal.

Leonard Loventhal Account v. Silverman, et al., C.A. No. 306-N, Court of Chancery for the State of Delaware in and for New Castle County. On or about March 10, 2004, this derivative action was commenced against Henry Silverman, our Chairman and Chief Executive Officer, and the other members of our board of directors asserting claims on our behalf. The complaint in this action alleges that our board members breached their fiduciary duties by approving an employment contract for Mr. Silverman and by allowing us to pay premiums on life insurance policies then in force for Mr. Silverman. The suit seeks equitable relief and compensatory damages in an unspecified amount. Since this action was commenced on our behalf, we are named as a nominal defendant and can only be the beneficiary of damages awarded in any final disposition. On April 19, 2004, we reached an agreement in principle to settle this action. The proposed settlement anticipates changes to Mr. Silverman's existing contract, including changing the expiration date from December 31, 2012 to December 31, 2007; limiting any severance payment to no more than 2.99 times the prior year's compensation; making a significant portion of Mr. Silverman's bonus subject to the attainment of certain performance-based earnings per share goals; and reducing the cash compensation portion of a post-employment consulting contract from life to a period of five years. The settlement is subject to the execution of definitive documentation, notice to shareholders and court approval.

Item 2. Changes in Securities and Use of Proceeds

(e)
Below is a summary of our CD common stock repurchases for the quarter ended March 31, 2004
Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan

January 1—31, 2004	7,570,000	$22.95	7,570,000	$240,161,127

February 1—29, 2004	13,097,000	$22.72	13,097,000	$739,451,558

March 1—31, 2004 (a)	6,342,000	$23.58	6,342,000	$685,877,148

Total	27,009,000	$22.98	27,009,000

(a)
Includes 1,225,000 shares purchased for which the trade date occurred during March 2004 while settlement occurred in April 2004.
(b)
Our share repurchase program, which does not have an expiration date, was first publicly announced on October 13, 1998 in the amount of $1 billion and has been increased from time to time and each such increase has been publicly announced. The most recent increase of $750 million was approved and publicly announced on February 11, 2004. No shares were purchased outside our share repurchase program during the periods set forth in the table above.

Item 4. Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of Stockholders on April 20, 2004, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated March 1, 2004, a copy of which has been filed previously with the Securities and Exchange Commission, at which our stockholders approved the election of five directors for a term of one year, approved our proposal to amend our amended and restated certificate of incorporation and by-laws to eliminate the provisions for the classification of our Board of Directors and ratified the appointment of Deloitte & Touche LLP as the auditors of the financial statements for fiscal year 2004. The two stockholder proposals did not receive the requisite affirmative vote of a majority of the shares of common stock present, in person or by proxy, entitled to vote at the Annual Meeting of Stockholders.

Proposal 1:	To elect five directors for a one-year term.
	Results:
		In Favor	Withheld
	Myra J. Biblowit	813,459,148	43,451,264
	The Right Honourable Brian Mulroney	828,189,403	28,721,009
	Ronald L. Nelson	821,354,692	35,555,720
	Robert W. Pittman	828,358,072	28,552,340
	Sheli Z. Rosenberg	821,911,875	34,998,537
Proposal 2:	To approve amendments to our amended and restated articles of incorporation and by-laws to eliminate classification of our Board of Directors.
	Results:
	For	Against	Abstain
	835,703,797	19,953,857	1,252,758
Proposal 3:	To ratify and approve the appointment of Deloitte & Touche LLP as our Independent Auditors for the year ending December 31, 2004.
	Results:
	For	Against	Abstain
	823,638,731	28,149,858	5,121,822

Proposal 4:	Stockholder proposal regarding the separation of the offices of Chief Executive Officer and Chairman.
	Results:
	For	Against	Abstain
	132,524,046	573,836,913	6,421,626
Proposal 5:	Stockholder proposal regarding Chief Executive Officer compensation.
	Results:
	For	Against	Abstain
	43,172,480	661,066,028	8,544,077

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

  See Exhibit Index

(b)
Reports on Form 8-K

  On February 4, 2004, we filed a current report on Form 8-K to report under Item 12 our fourth quarter and full year 2003 financial results.

  On February 6, 2004, we filed a current report on Form 8-K to report under Item 5 that we increased our projections for first quarter and full year 2004 earnings per share from continuing operations to $0.37—$0.38 and $1.65—$1.72, respectively, as a result of a one-time tax benefit of $0.09—$0.11 per share related to the transaction with Trilegiant Corporation announced on January 30.

  On March 31, 2004, we filed a current report on Form 8-K to report under Item 5 that we increased our projections for first quarter and full year 2004 earnings per share from continuing operations to $0.41 and $1.68—$1.74, respectively, versus our prior projections of $0.37—$0.38 and $1.65—$1.72, respectively.

SIGNATURES

                        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENDANT CORPORATION
Date: May 3, 2004	/s/ Ronald L. Nelson Ronald L. Nelson Chief Financial Officer
Date: May 3, 2004	/s/ Virginia M. Wilson Virginia M. Wilson Executive Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.
3.2	Amended and Restated By-Laws of the Company.
10.1
Series 2004-2 Supplement, dated as of February 18, 2004, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2004-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee.
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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF INCOME (In millions, except per share data)
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED BALANCE SHEETS (In millions, except share data)
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In millions)
Cendant Corporation and Subsidiaries NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions, except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS—FIRST QUARTER 2004 VS. FIRST QUARTER 2003
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY AND CAPITAL RESOURCES
  Item 3. Quantitative And Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index