Form 10-Q
period 2004-06-30
CENDANT CORP
filed 2004-08-02
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-10308

Cendant Corporation
 (Exact name of registrant as specified in its charter)

Delaware	06-0918165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9 West 57th Street	10019
New York, NY	(Zip Code)
(Address of principal executive offices)

(212) 413-1800
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days:     Yes   [X]         No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Rule 12b-2 of the Exchange Act):    Yes   [X]          No   [   ]

The number of shares outstanding of the registrant’s common stock was 1,017,694,422 shares as of June 30, 2004.

Cendant Corporation and Subsidiaries

		Page
PART I	Financial Information

Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003	4

	Consolidated Condensed Balance Sheets as of June 30, 2004 and December 31, 2003	5

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	39

Item 4.	Controls and Procedures	39

PART II	Other Information

Item 1.	Legal Proceedings	41

Item 2.	Changes in Securities and Use of Proceeds	41

Item 6.	Exhibits and Reports on Form 8-K	41

	Signatures	42
3 YEAR ASSET-LINKED REVOLVING CREDIT AGREEMENT
INDENTURE AND SERVICING AGREEMENT
AMENDED AND RESTATED EMPLOYMENT AGREEMENT
2004 PERFORMANCE METRIC LONG-TERM INCENTIVE PLAN
2003 LONG-TERM INCENTIVE PLAN
SECOND AMENDED AND RESTATED BASE INDENTURE
SECOND AMENDED AND RESTATED LOAN AGREEMENT
SECOND AMENDED AND RESTATED LEASE AGREEMENT
SERIES 2004-2 SUPPLEMENT TO THE BASE INDENTURE
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

●
terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war or measures taken by governments in response thereto may negatively affect the travel industry and our financial results and could also result in a disruption in our business;

●	the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;

●	the effects of a decline in travel, due to political instability, adverse economic conditions or otherwise, on our travel related businesses;

●	the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our real estate related businesses;

●	the effects of changes in current interest rates, particularly on our real estate franchise, real estate brokerage and mortgage businesses;

●	the outcome of the Company’s evaluation of strategic alternatives for its mortgage business;

●	the final resolution or outcome of our unresolved pending litigation relating to the accounting irregularities announced on April 15, 1998;

●	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

●	competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

●
failure to reduce quickly our substantial technology costs and other overhead costs in response to a reduction in revenue, particularly in our computer reservations, global distribution systems, vehicle rental and real estate brokerage businesses;

●	our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

●
our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

●	our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by our financing arrangements and to maintain our credit ratings;

●
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

●	competitive and pricing pressures in the travel industry, including the vehicle rental and global distribution services industries;

●	changes in the vehicle manufacturer repurchase arrangements in our Avis and Budget vehicle rental business or changes in the credit quality of such vehicle manufacturers;

●	filing of bankruptcy by, or the loss of business of, any of our significant customers, including our airline customers, and the ultimate disposition of UAL Corporation’s bankruptcy reorganization; and

●
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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cendant Corporation
New York, New York

We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the “Company”) as of June 30, 2004, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2004 and 2003 the related consolidated condensed statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended prior to presenting Jackson Hewitt as a discontinued operation (not presented herein); and in our report dated February 25, 2004 (April 29, 2004 as to Notes 1 and 27), we expressed an unqualified opinion (which included an explanatory paragraph with respect to the adoption of the fair value method of accounting for stock-based compensation and the adoption of the consolidation provisions for variable interest entities in 2003, the non-amortization provisions for goodwill and other indefinite-lived intangible assets in 2002, and the modification of the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities in 2001, as discussed in Note 2 to the consolidated financial statements) on those consolidated financial statements. We also audited the adjustments described in Note 4 that were applied to recast the December 31, 2003 balance sheet of the Company. In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the recast consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
July 30, 2004

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Service fees and membership, net	$3,705	$3,145	$6,634	$5,802
Vehicle-related	1,485	1,442	2,820	2,743
Other	19	4	64	41

Net revenues	5,209	4,591	9,518	8,586

Expenses
Operating	2,733	2,422	4,941	4,442
Vehicle depreciation, lease charges and interest, net	602	618	1,215	1,214
Marketing and reservation	518	410	997	803
General and administrative	378	331	774	670
Non-program related depreciation and amortization	130	126	258	252
Non-program related interest, net:
Interest expense, net	72	81	153	160
Early extinguishment of debt	18	6	18	54
Acquisition and integration related costs:
Amortization of pendings and listings	4	4	8	7
Other	3	8	6	15

Total expenses	4,458	4,006	8,370	7,617

Income before income taxes and minority interest	751	585	1,148	969
Provision for income taxes	257	194	273	316
Minority interest, net of tax	1	7	5	12

Income from continuing operations	493	384	870	641
Income (loss) from discontinued operations, net of tax	–	(2)	64	50
Gain on disposal of discontinued operations, net of tax	198	–	198	–

Net income	$691	$382	$1,132	$691

Earnings per share
Basic
Income from continuing operations	$0.48	$0.38	$0.86	$0.63
Net income	0.68	0.38	1.11	0.68
Diluted
Income from continuing operations	$0.47	$0.37	$0.82	$0.62
Net income	0.66	0.37	1.07	0.67

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$566	$839
Restricted cash	363	448
Receivables, net	1,608	1,665
Deferred income taxes	501	454
Assets of discontinued operations	–	556
Other current assets	884	1,060

Total current assets	3,922	5,022
Property and equipment, net	1,760	1,763
Deferred income taxes	1,960	1,040
Goodwill	10,989	10,716
Other intangibles, net	2,470	2,311
Other non-current assets	844	965

Total assets exclusive of assets under programs	21,945	21,817

Assets under management and mortgage programs:
Program cash	367	542
Mortgage loans held for sale	3,173	2,508
Relocation receivables	707	534
Vehicle-related, net	11,955	10,143
Timeshare-related, net	2,125	1,803
Mortgage servicing rights, net	1,855	1,641
Other	276	468

	20,458	17,639

Total assets	$42,403	$39,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$4,758	$4,668
Current portion of long-term debt	1,082	1,629
Liabilities of discontinued operations	–	61
Deferred income	821	854

Total current liabilities	6,661	7,212
Long-term debt	3,535	4,373
Deferred income	315	311
Other non-current liabilities	923	883

Total liabilities exclusive of liabilities under programs	11,434	12,779

Liabilities under management and mortgage programs:
Debt	10,507	9,141
Debt due to Cendant Rental Car Funding (AESOP) LLC—related party	6,646	5,644
Deferred income taxes	2,628	1,429
Other	74	277

	19,855	16,491

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	–	–
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,292,047,047 and 1,260,397,204 shares	13	13
Additional paid-in capital	10,853	10,284
Retained earnings	5,418	4,430
Accumulated other comprehensive income	191	209
CD treasury stock, at cost—274,352,625 and 251,553,531 shares	(5,361)	(4,750)

Total stockholders’ equity	11,114	10,186

Total liabilities and stockholders’ equity	$42,403	$39,456

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2004	2003
Operating Activities
Net income	$1,132	$691
Adjustments to arrive at income from continuing operations	(262)	(50)

Income from continuing operations	870	641
Adjustments to reconcile income from continuing operations to net cash provided by operating activities exclusive of management and mortgage programs:
Non-program related depreciation and amortization	258	252
Amortization of pendings and listings	8	7
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(68)	(49)
Income taxes and deferred income taxes	175	280
Accounts payable and other current liabilities	65	(78)
Deferred income	(47)	(75)
Proceeds from (payments for) termination of fair value hedges	(7)	200
Other	65	89

Net cash provided by operating activities exclusive of management and mortgage programs	1,319	1,267

Management and mortgage programs:
Vehicle depreciation	1,022	989
Amortization and impairment of mortgage servicing rights	65	453
Net loss (gain) on mortgage servicing rights and related derivatives	170	(132)
Origination of timeshare-related assets	(496)	(628)
Principal collection of investment in timeshare-related assets	326	602
Origination of mortgage loans	(19,920)	(31,512)
Proceeds on sale of and payments from mortgage loans held for sale	19,242	31,209
Other	3	39

	412	1,020

Net cash provided by operating activities	1,731	2,287

Investing Activities
Property and equipment additions	(200)	(196)
Net assets acquired, net of cash acquired, and acquisition-related payments	(378)	(135)
Proceeds received on asset sales	24	86
Proceeds from dispositions of businesses, net of transaction-related payments	826	–
Other, net	40	70

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	312	(175)

Management and mortgage programs:
Decrease in program cash	174	42
Investment in vehicles	(8,898)	(7,815)
Payments received on investment in vehicles	5,564	6,196
Equity advances on homes under management	(2,148)	(2,566)
Repayment of advances on homes under management	2,133	2,474
Additions to mortgage servicing rights	(281)	(465)
Cash received (paid) on derivatives related to mortgage servicing rights, net	(109)	526
Other, net	45	20

	(3,520)	(1,588)

Net cash used in investing activities	(3,208)	(1,763)

Financing Activities
Proceeds from borrowings	19	2,651
Principal payments on borrowings	(1,118)	(2,834)
Issuances of common stock	396	126
Repurchases of common stock	(962)	(461)
Payment of dividends	(144)	–
Other, net	(22)	(86)

Net cash used in financing activities exclusive of management and mortgage programs	(1,831)	(604)

Management and mortgage programs:
Proceeds from borrowings	8,444	13,625
Principal payments on borrowings	(6,382)	(12,825)
Net change in short-term borrowings	914	(238)
Other, net	(17)	(9)

	2,959	553

Net cash provided by (used in) financing activities	1,128	(51)

Effect of changes in exchange rates on cash and cash equivalents	38	(20)
Cash provided by discontinued operations	38	49

Net increase (decrease) in cash and cash equivalents	(273)	502
Cash and cash equivalents, beginning of period	839	125

Cash and cash equivalents, end of period	$566	$627

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

●
Real Estate Franchise and Operations—franchises the real estate brokerage businesses of four residential and one commercial brands, provides real estate brokerage services and facilitates employee relocations.

●	Mortgage Services—provides home buyers with mortgage lending services and title, appraisal and closing services.

●
Hospitality Services—sells and develops vacation ownership interests, provides consumer financing to individuals purchasing these interests, facilitates the exchange of vacation ownership interests, operates nine lodging franchise systems and markets vacation rental properties in Europe.

●	Travel Distribution Services—provides primarily global distribution services for the travel industry and travel agency services.

●	Vehicle Services—operates and franchises the Company’s vehicle rental businesses and provides commercial fleet management and fuel card services.

●	Marketing Services (formerly, Financial Services)—provides insurance, membership, loyalty and enhancement products and services to financial institutions and other partners and their customers.

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Cendant Corporation and its subsidiaries (“Cendant”), as well as entities in which Cendant directly or indirectly has a controlling financial interest (collectively, the “Company”). In presenting the Consolidated Condensed Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K filed on March 1, 2004 and Current Report on Form 8-K filed on August 2, 2004.

The Company’s Consolidated Condensed Financial Statements present separately the financial data of the Company’s management and mortgage programs. These programs are distinct from the Company’s other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in the Company’s vehicle rental, fleet management, relocation, mortgage services, vacation ownership and vacation rental businesses, assets under management and mortgage programs are funded largely through borrowings under asset-backed funding arrangements and unsecured borrowings at the Company’s PHH subsidiary. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company’s management and mortgage programs. The Company believes it is appropriate to segregate the financial data of its management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

On June 25, 2004, the Company completed an initial public offering (“IPO”) for the sale of 100% of its ownership interest in Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”). Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the account balances and activities of Jackson Hewitt have been segregated and reported as a discontinued operation for all periods presented. See Note 4 — Discontinued Operations for a more detailed discussion.

Changes in Accounting Policies
On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105—Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, as the Company’s preexisting accounting treatment for such loan commitments was consistent with the provisions of SAB 105.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income from continuing operations	$493	$384	$870	$641
Income (loss) from discontinued operations	–	(2)	64	50
Gain on disposal of discontinued operations	198	–	198	–

Net income	$691	$382	$1,132	$691

Basic weighted average shares outstanding	1,020	1,017	1,018	1,022
Stock options, warrants and non-vested shares	33	22	33	17
Convertible debt (*)	–	–	5	–

Diluted weighted average shares outstanding	1,053	1,039	1,056	1,039

Earnings per share:
Basic
Income from continuing operations	$0.48	$0.38	$0.86	$0.63
Income from discontinued operations	–	–	0.06	0.05
Gain on disposal of discontinued operations	0.20	–	0.19	–

Net income	$0.68	$0.38	$1.11	$0.68

Diluted
Income from continuing operations	$0.47	$0.37	$0.82	$0.62
Income from discontinued operations	–	–	0.06	0.05
Gain on disposal of discontinued operations	0.19	–	0.19	–

Net income	$0.66	$0.37	$1.07	$0.67

(*)
In the six months ended June 30, 2004, amount represents the dilutive impact of the Company’s zero coupon senior convertible contingent notes for the period during which the contingency provisions were satisfied (January 1 through February 13, 2004). The impact of the conversion on February 13, 2004 into shares of Cendant common stock is reflected within basic weighted average shares outstanding from the conversion date forward (22 million and 17 million shares in the three and six months ended June 30, 2004, respectively). The Company has additional contingently convertible debt, which has been excluded from the computation of weighted average shares outstanding as the related contingency provisions were not met during the respective periods. For the three and six months ended June 30, 2004 and 2003, the Company’s 3 7/8% convertible senior debentures, which may convert into as much as 33.4 million shares of Cendant common stock, are not reflected in basic or diluted weighted average shares outstanding. Additionally, basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2003 did not reflect the potential issuance of 22 million shares relating to the then-outstanding balance of the Company’s zero coupon senior convertible contingent notes (which were converted in February 2004). See Note 9—Long-term Debt and Borrowing Arrangements for more information regarding these contingently convertible debt securities.

The following table summarizes the Company’s outstanding common stock equivalents that were antidilutive and therefore excluded from the computation of diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Options (a)	22	123	23	131
Warrants (b)	–	2	–	2
Upper DECS (c)	36	40	37	40

(a)
The overall decrease in antidilutive options for the three and six months ended June 30, 2004 principally reflects a reduction in the total number of options outstanding from 219 million at June 30, 2003 to 160 million at June 30, 2004. The weighted average exercise price for antidilutive options for the three months ended June 30, 2004 and 2003 was $30.07 and $21.44, respectively. The weighted average exercise price for antidilutive options for the six months ended June 30, 2004 and 2003 was $29.95 and $21.02, respectively.

(b)	The weighted average exercise price for antidilutive warrants for the three and six months ended June 30, 2003 was $21.31.

(c)	The appreciation price for antidilutive Upper DECS for the three and six months ended June 30, 2004 and 2003 was $28.42.

3.	Acquisitions

2004 Acquisitions
Trilegiant Loyalty Solutions. On January 30, 2004, the Company acquired Trilegiant Loyalty Solutions, Inc. (“TLS”), a wholly-owned subsidiary of TRL Group (formerly Trilegiant Corporation), for approximately $20 million in cash. TLS offers wholesale loyalty enhancement services primarily to credit card issuers. The Company has been consolidating the results of TLS (as a component of TRL Group) since July 1, 2003 pursuant to the application of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This acquisition resulted in goodwill of $7 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Marketing Services segment, with the balance assigned to identifiable intangible assets having finite lives.

Sotheby’s International Realty. On February 17, 2004, the Company acquired the domestic residential real estate brokerage operations of Sotheby’s International Realty and obtained the rights to create a Sotheby’s International Realty franchise system pursuant to an agreement to license the Sotheby’s International Realty brand in exchange for a license fee to Sotheby’s Holdings, Inc., the former parent of Sotheby’s International Realty. Such license agreement has a 50-year initial term and a 50-year renewal option. The total cash purchase price for these transactions was approximately $100 million. These transactions resulted in goodwill (based on the preliminary allocation of the purchase price) of $71 million, all of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Real Estate Franchise and Operations segment.

First Fleet Corporation. On February 27, 2004, the Company acquired First Fleet Corporation (“First Fleet”), a national provider of fleet management services to companies that maintain private truck fleets, for approximately $30 million cash. This acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $18 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Vehicle Services segment.

Landal Green Parks. On May 5, 2004, the Company acquired Landal Green Parks (“Landal”), a Dutch vacation rental company that specializes in the rental of privately owned vacation homes located in European holiday parks, for approximately $78 million in cash, net of cash acquired of $22 million. As part of this acquisition, the Company also assumed approximately $78 million of debt. This acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $28 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Hospitality Services segment.

Other. During 2004, the Company also acquired nine other real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for approximately $57 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $51 million that was assigned to the Company’s Real Estate Franchise and Operations segment. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. In addition, the Company acquired 13 other individually non-significant businesses during 2004 for aggregate consideration of approximately $72 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $60 million that was assigned to the Company’s Travel Distribution Services ($44 million), Vehicle Services ($12 million) and Mortgage Services ($4 million) segments. These acquisitions were not significant to the Company’s results of operations, financial position or cash flows.

Utilization of Purchase Acquisition Liabilities for Exiting Activities
In connection with the Company’s November 2002 acquisition of substantially all of the domestic assets of the vehicle rental business of Budget Group, Inc. (“Budget”), as well as selected international operations, the Company established the following purchase accounting liabilities for costs associated with exiting activities that are currently in progress. These exiting activities were formally committed to by the Company’s management in connection with strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and the acquired entity. The recognition of such costs and the corresponding utilization are summarized by category as follows:

	Personnel	Contract	Facility
	Related	Termination	Related	Total
Cost and balance at December 31, 2002	$35	$6	$7	$48
Cash payments	(28)	–	(4)	(32)
Additions	6	–	14	20

Balance at December 31, 2003	13	6	17	36
Cash payments	(7)	(6)	(4)	(17)

Balance at June 30, 2004	$6	$–	$13	$19

The principal cost reduction opportunity resulting from these exit activities is the relocation of the corporate headquarters of Budget. In connection with this initiative, the Company has relocated selected Budget employees, involuntarily terminated other Budget employees and abandoned certain facilities primarily related to reservation processing and administrative functions. As a result, the Company incurred severance and other personnel costs related to the involuntary termination or relocation of employees, as well as facility-related costs primarily representing future lease payments for abandoned facilities. The adjustments recorded during 2003 represent the finalization of estimates made at the time of acquisition. The Company formally communicated the termination of employment to approximately 1,800 employees, representing a wide range of employee groups, and as of June 30, 2004, the Company had terminated substantially all of these employees. The Company anticipates that the majority of the remaining personnel-related costs will be paid during 2004 and that the majority of the remaining facility-related costs will be paid through 2007.

Acquisition and Integration Related Costs
During the three and six months ended June 30, 2004, the Company incurred $7 million and $14 million, respectively, of acquisition and integration related costs, of which $4 million and $8 million, respectively, represented the non-cash amortization of the contractual pendings and listings intangible asset. The remaining costs ($3 million and $6 million during the three and six months ended June 30, 2004, respectively) primarily related to the integration of Budget’s information technology systems with the Company’s platform and the integration of real estate brokerages acquired by NRT.

During the three and six months ended June 30, 2003, the Company incurred $12 million and $22 million, respectively, of acquisition and integration related costs, of which $4 million and $7 million, respectively, represented the non-cash amortization of the contractual pendings and listings intangible asset. The remaining costs ($8 million and $15 million during the three and six months ended June 30, 2003, respectively) primarily related to the integration of Budget’s information technology systems with the Company’s platform and the integration of real estate brokerages acquired by NRT.

4.	Discontinued Operations

As previously discussed in Note 1, on June 25, 2004, the Company completed the IPO of its tax preparation business, Jackson Hewitt, a then wholly-owned subsidiary of the Company within its former Financial Services segment (which was renamed as the Marketing Services segment upon the completion of the IPO). In connection with the IPO, the Company received $777 million in cash and recorded an after-tax gain of $198 million.

Summarized statement of income data for Jackson Hewitt consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$25	$26	$194	$159

Income (loss) from discontinued operations:
Income (loss) before income taxes	$–	$(3)	$106	$83
Provision (benefit) for income taxes	–	(1)	42	33

Income (loss) from discontinued operations, net of tax	$–	$(2)	$64	$50

Gain on disposal of discontinued operations:
Gain on disposal of discontinued operations	$251		$251
Provision for income taxes	53		53

Gain on disposal of discontinued operations, net of tax	$198		$198

Summarized balance sheet data for Jackson Hewitt consisted of:

December 31,
2003
Assets of discontinued operations:
Current assets	$12
Property and equipment	40
Goodwill	403
Other assets	101

Total assets of discontinued operations	$556

Liabilities of discontinued operations:
Current liabilities	$21
Other liabilities	40

Total liabilities of discontinued operations	$61

As Jackson Hewitt was sold on June 25, 2004, there is no balance sheet data to present as of June 30, 2004.

5.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2004			As of December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets Franchise agreements	$1,140	$348	$792	$1,141	$330	$811
Customer lists	551	151	400	543	149	394
Pendings and listings	17	12	5	22	17	5
Other	213	47	166	139	41	98

	$1,921	$558	$1,363	$1,845	$537	$1,308

Unamortized Intangible Assets Goodwill	$10,989			$10,716

Trademarks (*)	$1,107			$1,003

(*)
The change in the balance at June 30, 2004 principally reflects the Company’s purchase of Marriott International Inc.’s interest in Two Flags Joint Venture LLC in April 2004, which provided the Company with the exclusive rights to the domestic Ramada and Days Inn trademarks.

The changes in the carrying amount of goodwill were as follows:

		Goodwill		Adjustments		Foreign
	Balance at	Acquired		to Goodwill		Exchange	Balance at
	January 1,	during		Acquired		and	June 30,
	2004	2004		during 2003		Other	2004
Real Estate Franchise and Operations	$2,696	$122	(a)	$7	(b)	$2	$2,827
Mortgage Services	80	4	(b)	–		–	84
Hospitality Services	2,514	28	(c)	–		24	2,566
Travel Distribution Services	2,555	44	(d)	8	(g)	(2)	2,605
Vehicle Services	2,653	30	(e)	–		(1)	2,682
Marketing Services	218	7	(f)	–		–	225

Total Company	$10,716	$235		$15		$23	$10,989

(a)	Relates to the acquisitions of Sotheby’s International Realty and real estate brokerages by NRT (January 2004 and forward).

(b)	Relates to the acquisitions of real estate brokerages by NRT (April 2003 and forward).

(c)	Relates to the acquisition of Landal.

(d)	Primarily relates to the acquisition of Flairview Travel (April 2004).

(e)	Primarily relates to the acquisitions of First Fleet and Budget licensees (February 2004 and forward).

(f)	Relates to the acquisition of TLS.

(g)	Relates to the acquisition of Travel 2/Travel 4 (November 2003).

Amortization expense relating to all intangible assets, excluding mortgage servicing rights (See Note 6—Mortgage Activities), was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Franchise agreements	$9	$9	$18	$18
Customer lists	9	9	18	18
Pendings and listings	4	4	8	7
Other	5	2	8	5

Total	$27	$24	$52	$48

Based on the Company’s amortizable intangible assets (excluding mortgage servicing rights) as of June 30, 2004, the Company expects related amortization expense for the remainder of 2004 and the five succeeding fiscal years to approximate $50 million, $80 million, $80 million, $70 million, $60 million and $60 million, respectively.

6.	Mortgage Activities

The activity in the Company’s residential mortgage loan servicing portfolio consisted of:

	Six Months Ended
	June 30,
	2004	2003
Balance, January 1,	$136,427	$114,079
Additions	20,013	31,935
Payoffs/curtailments	(17,362)	(27,802)
Purchases, net	2,847	9,203

Balance, June 30,(*)	$141,925	$127,415

(*)
Does not include approximately $2.4 billion and $1.9 billion of home equity loans serviced by the Company as of June 30, 2004 and 2003, respectively. The weighted average note rate on all the underlying mortgages within the Company’s servicing portfolio was 5.2% and 5.7% as of June 30, 2004 and 2003, respectively.

Approximately $6.1 billion (approximately 4%) of loans within the Company’s servicing portfolio as of June 30, 2004 were sold with recourse. The majority of the loans sold with recourse (approximately $5.6 billion of the $6.1 billion) represent sales under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of the mortgage loans. For these loans, the Company records an allowance (equal to the fair value of the recourse obligation) for estimated losses. At June 30, 2004, the allowance approximated $10 million. There was no significant activity that caused the Company to utilize this provision during the three or six months ended June 30, 2004 and 2003.

The activity in the Company’s capitalized mortgage servicing rights (“MSR”) asset consisted of:

	Six Months Ended
	June 30,
	2004	2003
Balance, January 1,	$2,015	$1,883
Additions, net	281	465
Changes in fair value	–	(127)
Amortization	(157)	(296)
Sales	(3)	(8)
Permanent impairment	(10)	(160)

Balance, June 30,	2,126	1,757

Valuation Allowance
Balance, January 1,	(374)	(503)
Recovery of (provision for) impairment	92	(157)
Reductions	1	3
Permanent impairment	10	160

Balance, June 30,	(271)	(497)

Mortgage Servicing Rights, net	$1,855	$1,260

The MSR asset is subject to substantial interest rate risk as the mortgage notes underlying the asset permit the borrowers to prepay the loans. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company primarily uses a combination of derivative instruments to offset expected changes in fair value of its MSR asset that could affect reported earnings. Beginning in 2004, the Company changed its hedge accounting policy by designating the full change in fair value of the MSR asset as its hedged risk. As a result of this change, the Company discontinued hedge accounting until such time that the documentation required to support the assessment of hedge effectiveness on a full fair value basis could be completed. This documentation was not completed during the six months ended June 30, 2004; therefore, all of the derivatives associated with the MSR asset were designated as freestanding during such period. The net activity in the Company’s derivatives related to mortgage servicing rights consisted of:

	Six Months Ended
	June 30,
	2004	2003
Net balance, January 1, (*)	$85	$385
Additions, net	238	255
Changes in fair value	(170)	259
Sales/proceeds received	(129)	(781)

Net balance, June 30, (*)	$24	$118

(*)
At January 1, 2004, the net balance represents the gross asset of $316 million net of the gross liability of $231 million. At June 30, 2004, the net balance represents the gross asset of $54 million net of the gross liability of $30 million. The gross asset and liability amounts are recorded within other assets under management and mortgage programs and other liabilities under management and mortgage programs, respectively, on the Company’s Consolidated Condensed Balance Sheets.

The net impact to the Company’s Consolidated Condensed Statements of Income resulting from changes in the fair value of the Company’s MSR asset and the related derivatives was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Adjustment of MSR asset under hedge accounting	$–	$(139)	$–	$(127)
Net gain (loss) on derivatives related to MSR asset	(341)	208	(170)	259

Net gain (loss)	(341)	69	(170)	132
Recovery of (provision for) MSR asset valuation allowance	284	(96)	92	(157)

Net impact	$(57)	$(27)	$(78)	$(25)

Based upon the composition of the portfolio as of June 30, 2004 (and other assumptions regarding interest rates and prepayment speeds), the Company expects MSR amortization expense for the remainder of 2004 and the five succeeding fiscal years to approximate $140 million, $270 million, $240 million, $210 million, $180 million and $160 million, respectively. As of June 30, 2004, the MSR portfolio had a weighted average life of approximately 5.9 years.

7.	Vehicle Rental and Leasing Activities

The components of the Company’s vehicle-related assets under management and mortgage programs are as follows:

	As of		As of
	June 30, 2004		December 31, 2003
	Rental	Leasing	Rental	Leasing
Rental vehicles	$7,854	$–	$6,177	$–
Vehicles under open-end operating leases	–	5,978	–	5,429
Vehicles under closed-end operating leases	–	178	–	156

Vehicles held for rental/leasing	7,854	6,156	6,177	5,585
Vehicles held for sale	35	14	58	13

	7,889	6,170	6,235	5,598
Less: Accumulated depreciation	(649)	(2,537)	(525)	(2,323)

Total investment in vehicles, net	7,240	3,633	5,710	3,275
Plus: Investment in Cendant Rental Car Funding (AESOP) LLC	351	–	361	–
Plus: Receivables under direct financing leases	–	132	–	129
Plus: Fuel card related receivables	–	399	–	282
Plus: Receivables from manufacturers	200	–	386	–

Total vehicle-related, net	$7,791	$4,164	$6,457	$3,686

The components of vehicle depreciation, lease charges and interest, net are summarized below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Rental	Leasing	Rental	Leasing	Rental	Leasing	Rental	Leasing
Depreciation expense	$222	$292	$229	$274	$450	$572	$445	$544
Interest expense, net	66	27	67	21	129	50	124	44
Lease charges	13	–	12	–	27	–	33	–
(Gain) loss on sales of vehicles, net	(17)	(1)	14	1	(12)	(1)	23	1

Total	$284	$318	$322	$296	$594	$621	$625	$589

8.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2004	2003
Accounts payable	$1,458	$1,142
Accrued payroll and related	586	672
Acquisition and integration-related	284	332
Income taxes payable	566	588
Other	1,864	1,934

	$4,758	$4,668

9.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

		As of	As of
		June 30,	December 31,
	Maturity Date	2004	2003
Term notes:
11% senior subordinated notes (a)	n/a	$–	$333
6 7/8% notes	August 2006	849	849
4.89% notes (b)	August 2006	100	–
6 1/4% notes	January 2008	797	797
6 1/4% notes	March 2010	348	348
7 3/8% notes	January 2013	1,190	1,190
7 1/8% notes	March 2015	250	250
Contingently convertible debt securities:
Zero coupon senior convertible contingent notes (c)	n/a	–	430
Zero coupon convertible debentures	n/a	–	7
3 7/8% convertible senior debentures	November 2004(*)	804	804
Other:
Net hedging gains (losses) (d)		(41)	31
Other (e)		320	100

Total long-term debt, excluding Upper DECS		4,617	5,139
Less: Current portion (f)		1,082	1,629

Long-term debt, excluding Upper DECS		3,535	3,510
Upper DECS (b)		–	863

Long-term debt, including Upper DECS		$3,535	$4,373

(*)	Indicates earliest mandatory redemption date.

(a)	The Company redeemed these notes on May 3, 2004 for $345 million in cash, including accrued interest.

(b)
On May 10, 2004, the Company’s outstanding 6.75% senior notes that formed a part of the Upper DECS were successfully remarketed. Accordingly, the interest rate was reset to 4.89%. The Company did not receive any proceeds from the remarketing. Rather, the proceeds generated from the remarketing were utilized to purchase a portfolio of U.S. Treasury securities, which is pledged to the Company as collateral for the forward purchase contracts that also form a part of the Upper DECS and that require holders of the Upper DECS to purchase shares of Cendant common stock on August 17, 2004. In connection with such remarketing, the Company purchased and retired $763 million of the senior notes for $778 million in cash and recorded a loss of $18 million on the early extinguishment. Under the forward purchase contracts, on August 17, 2004, Cendant will receive $863 million in cash, issue between 30.3 million and 40.1 million shares of Cendant common stock (dependant upon Cendant’s common stock price) and record an $863 million increase in stockholders’ equity.

(c)
During first quarter 2004, the Company announced its intention to redeem these notes. As a result, holders had the right to convert their notes into shares of Cendant common stock. Virtually all holders elected to convert their notes. Accordingly, the Company issued approximately 22 million shares in exchange for approximately $430 million in notes (carrying value) during February 2004 (see Note 12—Stockholders’ Equity).

(d)
As of June 30, 2004, the balance represented $213 million of mark-to-market adjustments on current interest rate hedges. Such losses were partially offset by $172 million of realized gains resulting from the termination of interest rate hedges, which will be amortized by the Company as a reduction to future interest expense. As of December 31, 2003, the balance represented $201 million of realized gains resulting from the termination of interest rate hedges, which were partially offset by $170 million of mark-to-market adjustments on other interest rate hedges.

(e)
As of June 30, 2004, this balance included a $205 million note issued in April 2004 as consideration for the purchase of Marriott International, Inc.’s interest in Two Flags Joint Venture LLC. The Company intends to repay this note no later than third quarter 2004.

(f)
The balance as of June 30, 2004 included the $804 million 3  7/8% convertible senior debentures and the $205 million note payable to Marriott International, Inc. The balance as of December 31, 2003 included the $333 million 11% senior subordinated notes, the $430 million zero coupon senior convertible contingent notes, the $7 million zero coupon convertible debentures and the $804 million 3  7/8% convertible senior debentures.

Aggregate maturities of debt based upon maturity or earliest mandatory redemption dates are as follows:

As of
June 30,
2004
Within 1 year (a)	$1,082
Between 1 and 2 years	18
Between 2 and 3 years	1,002
Between 3 and 4 years	791
Between 4 and 5 years	2
Thereafter	1,722

$4,617

(a)
Includes $804 million related to the 3 7/8% convertible senior debentures, which may be converted into shares of Cendant common stock rather than be redeemed in cash if the price of such stock exceeds the stipulated thresholds or upon the Company’s exercise of its call provisions.

3 7/8% Convertible Senior Debentures Call Spread Options
Although no assurances can be given, the Company plans to redeem its 3 7/8% convertible senior debentures in November 2004. In connection with such redemption, holders may elect to convert their debentures into 41.58 shares of Cendant common stock (33.4 million shares in the aggregate). The Company estimates that, as of November 27, 2004 (the date on which the debentures become redeemable at the Company’s option), holders would convert their debentures into shares of Cendant common stock if such stock were trading at or above a price of $24.50 per share. In order to offset a portion of the dilution that would occur if the holders of the debentures elect to convert their debentures in connection with the Company’s anticipated redemption thereof in November 2004, the Company purchased call spread options on April 30, 2004 covering 16.3 million of the 33.4 million shares issuable upon conversion. The call spread options have a lower strike price of $24.50 and a higher strike price of $28.50. The call spread options will settle in November and December 2004 either by modified physical settlement, net cash settlement or net share settlement, at the Company’s election. Modified physical settlement would result in the Company receiving a maximum of approximately 16.3 million shares, to the extent the Cendant common stock price is above $24.50, plus to the extent that the share price is in excess of $28.50, the Company would pay an amount equal to the difference between the market price and $28.50. Net cash settlement of the call spread options would result in the Company receiving an amount ranging from zero (if the price of Cendant common stock is at or below $24.50) to a maximum of $65.3 million (if the price of Cendant common stock is at or above $28.50). Net share settlement would result in the Company receiving up to approximately 2.3 million shares of Cendant common stock. The call spread options, costing $23 million, are accounted for as a capital transaction and included as a component of stockholders’ equity.

At June 30, 2004, the credit facilities available to the Company at the corporate level included:

	Total	Borrowings	Letters of	Available
	Capacity	Outstanding	Credit Issued	Capacity
Maturing in December 2005 (a)	$2,900	$–	$1,459	$1,441

(a)	The Company has the ability to issue an additional $291 million of letters of credit under this facility.

As of June 30, 2004, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

At June 30, 2004, the Company was in compliance with all financial covenants of its material debt instruments and credit facilities.

10.	Debt Under Management and Mortgage Programs and Borrowing Arrangements

Debt under management and mortgage programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) consisted of:

	As of	As of
	June 30,	December 31,
	2004	2003
Asset-Backed Debt:
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (a)	$6,646	$5,644
Other	810	651
Vehicle management program (b)	3,454	3,118
Mortgage program (c)	1,913	1,651
Timeshare program (d)	1,365	1,109
Relocation program	400	400
Vacation rental program (e)	75	–

	14,663	12,573

Unsecured Debt:
Term notes	1,838	1,916
Commercial paper	407	164
Other	245	132

	2,490	2,212

Total debt under management and mortgage programs	$17,153	$14,785

(a)
The change in the balance at June 30, 2004 principally reflects the issuance of term notes at various interest rates to support the acquisition of vehicles used in the Company’s vehicle rental business.

(b)	The change in the balance at June 30, 2004 principally reflects debt assumed in connection with the Company’s acquisition of First Fleet.

(c)	The change in the balance at June 30, 2004 primarily reflects net commercial paper borrowings of $607 million, partially offset by the January 2004 repayment of $350 million of medium-term notes.

(d)
The change in the balance at June 30, 2004 primarily reflects borrowings under an asset-linked facility to support the creation of consumer notes receivable and the acquisition of timeshare properties related to the Company’s timeshare development business, which replaced a $275 million term loan with $219 million outstanding as of December 31, 2003. Borrowings under the Company’s asset-linked facility represent bank debt with a three-year term bearing interest at a rate of LIBOR plus 62.5 basis points, based on the Company’s current credit ratings.

(e)
This amount represents debt under management and management programs assumed in connection with the acquisition of Landal. See Note 3— Acquisitions for further information regarding the acquisition of Landal.

The following table provides the contractual maturities for debt under management and mortgage programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) at June 30, 2004 (except for notes issued under the Company’s vehicle management and certain of the Company’s timeshare programs, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
Within 1 year	$4,106	$805	$4,911
Between 1 and 2 years	3,164	35	3,199
Between 2 and 3 years	3,582	168	3,750
Between 3 and 4 years	1,540	448	1,988
Between 4 and 5 years	1,716	183	1,899
Thereafter	555	851	1,406

	$14,663	$2,490	$17,153

As of June 30, 2004, available funding under the Company’s asset-backed debt programs and committed credit facilities (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) related to the Company’s management and mortgage programs consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity
Asset-Backed Funding Arrangements (a)
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (b)	$7,361	$6,646	$715
Other (c)	1,129	810	319
Vehicle management program (d)	3,743	3,454	289
Mortgage program (e)	3,116	1,913	1,203
Timeshare program (f)	2,160	1,365	795
Relocation program (g)	600	400	200
Vacation rental program	75	75	–

	18,184	14,663	3,521

Committed Credit Facilities (h)
Maturing in June 2007	1,250	–	1,250

	$19,434	$14,663	$4,771

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $6.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.0 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $4.0 billion of leased vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $2.0 billion of underlying mortgage loans.

(f)	The outstanding debt is collateralized by approximately $2.2 billion of timeshare-related assets. Borrowings under the Company’s asset-linked facility ($425 million) are also recourse to Cendant.

(g)	The outstanding debt is collateralized by $475 million of underlying relocation receivables and related assets.

(h)	These committed credit facilities were entered into by and are for the exclusive use of PHH Corporation (“PHH”), a subsidiary of the Company.

As of June 30, 2004, the Company also had $874 million of availability for public debt issuances under a shelf registration statement at its PHH subsidiary.

At June 30, 2004, the Company was in compliance with all financial covenants of its material debt instruments and credit facilities related to management and mortgage programs.

11.	Commitments and Contingencies

The June 1999 disposition of the Company’s fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service (“IRS”) has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If upon final determination, the transaction is not considered a tax-free reorganization, the Company may have to record a tax charge of up to $270 million, depending upon certain factors. Any cash payments that would be made in connection with this charge are not expected to be significant, as the Company would use its net operating losses as an offset to the charge. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $90 million recorded on its Consolidated Condensed Balance Sheet as of June 30, 2004 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

The Company is involved in other pending litigation, which, in the opinion of management, should not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

12.	Stockholders’ Equity

Dividend Payments
During the six months ended June 30, 2004, the Company paid quarterly cash dividends on March 16, 2004 and June 15, 2004 of $0.07 per share each ($144 million in the aggregate) to Cendant common stockholders of record on February 23, 2004 and May 24, 2004, respectively.

Share Repurchases
During the six months ended June 30, 2004, the Company used $566 million of available cash and $396 million of proceeds primarily received in connection with option exercises to repurchase $962 million (approximately 42.1 million shares) of Cendant common stock under its common stock repurchase program. During the six months ended June 30, 2003, the Company used $335 million of available cash and $126 million of proceeds primarily received in connection with option exercises to repurchase $461 million (approximately 32.3 million shares) of Cendant common stock under its common stock repurchase program.

Share Issuances
As previously discussed in Note 9—Long-term Debt and Borrowing Arrangements, during the six months ended June 30, 2004, the Company announced its intention to redeem its $430 million outstanding zero coupon senior convertible contingent notes for cash. As a result, holders had the right to convert their notes into shares of Cendant common stock. Virtually all holders elected to convert their notes. Accordingly, the Company issued approximately 22 million shares in exchange for approximately $430 million in notes (carrying value) during February 2004. The Company used the cash that otherwise would have been used to redeem these notes to repurchase shares in the open market.

Comprehensive Income
The components of comprehensive income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$691	$382	$1,132	$691
Other comprehensive income (loss):
Currency translation adjustments	(14)	50	(20)	68
Unrealized gains (losses), net of tax:
Cash flow hedges	47	8	33	10
Available-for-sale securities	(2)	(2)	(6)	(4)
Reclassification of realized holding gains, net of tax	(5)	–	(25)	–

Total comprehensive income	$717	$438	$1,114	$765

The after-tax components of accumulated other comprehensive income are as follows:

			Unrealized
		Unrealized	Gains (Losses)	Minimum	Accumulated
	Currency	Gains (Losses)	on Available-	Pension	Other
	Translation	on Cash Flow	for-Sale	Liability	Comprehensive
	Adjustments	Hedges	Securities	Adjustment	Income (Loss)
Balance, January 1, 2004	$224	$(3)	$46	$(58)	$209
Current period change	(20)	33	(31)	–	(18)

Balance, June 30, 2004	$204	$30	$15	$(58)	$191

All components of accumulated other comprehensive income are net of tax except for currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

13.	Stock-Based Compensation

On January 1, 2003, the Company began applying the fair value method of accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the three and six months ended June 30, 2004 results reflect pretax stock-based compensation expense of approximately $9 million and $15 million, respectively, principally in connection with restricted stock units granted to employees. As of June 30, 2004, approximately 17 million restricted stock units, with a weighted average grant price of $20.78, were outstanding. The related deferred compensation balance, which is recorded as a reduction to additional paid-in-capital on the Consolidated Condensed Balance Sheets, approximated $339 million and $73 million at June 30, 2004 and December 31, 2003, respectively. This deferred compensation balance will be amortized to expense over the remaining vesting period of the restricted stock units.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied by the Company to all employee stock awards granted (including those granted prior to January 1, 2003 for which the Company has not recorded compensation expense):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Reported net income	$691	$382	$1,132	$691
Add back: Stock-based employee compensation expense included in reported net income, net of tax	6	3	9	3
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax (a)	(6)	(13)	(10)	(23)

Pro forma net income	$691	$372	$1,131	$671

Net income per share:
Reported
Basic	$0.68	$0.38	$1.11	$0.68
Diluted	0.66	0.37	1.07	0.67
Pro Forma
Basic	$0.68	$0.37	$1.11	$0.66
Diluted	0.66	0.36	1.07	0.65

(a)
Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company, as future expense will vary based upon factors such as the type of award granted by the Company and the then-current fair market value of such award.

14.	TRL Group, Inc. (formerly Trilegiant Corporation)

On January 30, 2004, Trilegiant Corporation changed its legal name to TRL Group, Inc. (“TRL Group”).

Prior to January 30, 2004, TRL Group operated membership-based clubs and programs and other incentive-based loyalty programs through an outsourcing arrangement with Cendant whereby Cendant licensed TRL Group the right to market products to new members utilizing certain assets of Cendant’s individual membership business. Accordingly, Cendant collected membership fees from, and was obligated to provide services to, members of its individual membership business that existed as of July 2, 2001, including their renewals, and TRL Group provided fulfillment services for these members in exchange for a servicing fee paid by Cendant. Furthermore, TRL Group collected the membership fees from, and was obligated to provide membership benefits to, any members who joined the membership-based clubs and programs and all other incentive programs subsequent to July 2, 2001 and recognized the related revenue and expenses. Accordingly, similar to Cendant’s franchise businesses, Cendant received a royalty from TRL Group on all revenue generated by TRL Group’s new members. The assets licensed to TRL Group included various tradenames, trademarks, logos, service marks and other intellectual property relating to its membership business.

During 2003, Cendant performed a strategic review of the TRL Group membership business, Cendant’s existing membership business and Cendant’s loyalty/insurance marketing business, which provides enhancement packages for financial institutions and marketing for accidental death and dismemberment insurance and certain other insurance products. Upon completion of such review, Cendant concluded that it could achieve certain revenue and expense synergies by combining its loyalty/insurance marketing business with the new-member marketing performed by TRL Group. Additionally, as a result of the adoption of FIN 46, the Company has been consolidating the results of TRL Group since July 1, 2003 even though it did not have managerial control of the entity. Therefore, in an effort to achieve the revenue and expense synergies identified in Cendant’s strategic review and to obtain managerial control over an entity whose results were being consolidated, Cendant and TRL Group agreed to amend their contractual relationship by terminating the contractual rights, intellectual property license and third party administrator arrangements that Cendant had previously entered into with TRL Group in 2001.

In connection with this new relationship, Cendant (i) terminated leases of Cendant assets by TRL Group, (ii) terminated the original third party administration agreement, (iii) entered into a new third party administration agreement whereby Cendant will perform fulfillment services for TRL Group, (iv) leased certain TRL Group fixed assets from TRL Group, (v) offered employment to substantially all of TRL Group’s employees and (vi) entered into other incidental agreements. These contracts were negotiated on an arm’s-length basis and have terms that Cendant’s management believes are reasonable from an economic standpoint and consistent with what management would expect from similar arrangements with other non-affiliated parties. None of these agreements had an impact on the Company’s Consolidated Condensed Financial Statements as the Company continues to consolidate TRL Group subsequent to this transaction. In connection with the TRL Group transaction, the parties agreed to liquidate and dissolve TRL Group in an orderly fashion when and if the number of TRL Group members decreases below 1.3 million, provided that such dissolution may not occur prior to January 2007.

Cendant paid $13 million in cash on January 30, 2004 for the contract termination, regained exclusive access to the various tradenames, trademarks, logos, service marks and other intellectual property that it had previously licensed to TRL Group for its use in marketing to new members and now has managerial control of TRL Group through its majority representation on the TRL Group board of directors. TRL Group will continue to service and collect membership fees from its members to whom it marketed through January 29, 2004, including their renewals. Cendant will provide fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) for TRL Group’s members in exchange for a servicing fee. TRL Group will no longer have the ability to market to new members; rather, Cendant will begin to market to new members under the Trilegiant tradename. Immediately following consummation of this transaction, Cendant owned approximately 43% of TRL Group on a fully diluted basis and as of June 30, 2004, Cendant’s equity ownership interest in TRL Group approximated 44% on a fully diluted basis.

Although the Company did not begin to consolidate the account balances and transactions of TRL Group until July 1, 2003 (pursuant to the adoption of FIN 46), the Company’s Consolidated Condensed Statements of Income for the three and six months ended June 30, 2003 do reflect the activity between Cendant and TRL Group pursuant to the terms of the outsourcing arrangement. Accordingly, the Company recorded revenues of $16 million and $33 million (representing royalties, licensing and leasing fees and travel agency fees) and expenses of $37 million and $76 million (relating to fulfillment services and the amortization of the marketing advance made in 2001) during the three and six months ended June 30, 2003, respectively.

During the three and six months ended June 30, 2004 (periods during which TRL Group is consolidated), TRL Group contributed revenues of $119 million and $242 million, respectively, and expenses of $69 million and $171 million, respectively (on a stand-alone basis before eliminations of intercompany entries in consolidation). Cendant’s maximum exposure to loss as of June 30, 2004 as a result of its involvement with TRL Group was substantially limited to the advances and loans made to TRL Group, as well as any receivables due from TRL Group (collectively aggregating $141 million as of June 30, 2004), as such amounts may not be recoverable if TRL Group were to cease operations. The creditors of TRL Group have no recourse to Cendant’s credit and the assets of TRL Group are not available to pay Cendant’s obligations. Cendant is not obligated or contingently liable for any debt incurred by TRL Group.

On January 30, 2004, TRL Group had net deferred tax assets of approximately $121 million, which were mainly comprised of net operating loss carryforwards expiring in years 2021, 2022 and 2023. These deferred tax assets were fully reserved for by TRL Group through a valuation allowance, as TRL Group had not been able to demonstrate future profitability due to the large marketing expenditures it incurred (new member marketing has historically been TRL Group’s single largest expenditure). However, given the fact that TRL Group will no longer incur marketing expenses (as they no longer have the ability to market to new members as a result of this transaction), TRL Group now believes that it is more likely than not that it will generate sufficient taxable income (as it will continue to recognize revenue from TRL Group’s existing membership base in the form of renewals and the lapsing of the refund privilege period) to utilize its net operating loss carryforwards within the statutory periods. Accordingly, TRL Group reversed the entire valuation allowance of $121 million in January 2004, which resulted in a reduction to the Company’s consolidated tax provision during the six months ended June 30, 2004 of $121 million, with a corresponding increase in consolidated net income. The $13 million cash payment the Company made to TRL Group was also recorded by the Company as a component of its provision for income taxes line item on the Consolidated Condensed Statement of Income for the six months ended June 30, 2004 and partially offsets the $121 million reversal of TRL Group’s valuation allowance.

15.	Segment Information

Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. The Company’s former Financial Services segment was renamed as the Marketing Services segment upon completion of the Jackson Hewitt IPO. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Presented below are the revenue and EBITDA for each of the Company’s reportable segments and the reconciliation of EBITDA to income before income taxes and minority interest.

		Three Months Ended June 30,
		2004		2003
		Revenues	EBITDA	Revenues	EBITDA
	Real Estate Franchise and Operations	$1,812	$354	$1,388	$262
	Mortgage Services	344	94	394	92
	Hospitality Services	701	179	635	150
	Travel Distribution Services	448	118	426	104
	Vehicle Services	1,550	177	1,499	132
	Marketing Services	352	77	249	76

	Total Reportable Segments	5,207	999	4,591	816
	Corporate and Other (*)	2	(24)	–	(14)

	Total Company	$5,209	$975	$4,591	$802

	Reconciliation:
	EBITDA		$975		$802
Less:	Non-program related depreciation and amortization		130		126
	Non-program related interest expense, net		72		81
	Early extinguishment of debt		18		6
	Amortization of pendings and listings		4		4

	Income before income taxes and minority interest		$751		$585

		Six Months Ended June 30,
		2004		2003
		Revenues	EBITDA	Revenues	EBITDA
	Real Estate Franchise and Operations	$2,968	$484	$2,373	$375
	Mortgage Services	582	101	763	204
	Hospitality Services	1,382	347	1,215	294
	Travel Distribution Services	900	241	842	232
	Vehicle Services	2,944	276	2,857	182
	Marketing Services	708	146	506	152

	Total Reportable Segments	9,484	1,595	8,556	1,439
	Corporate and Other (*)	34	(10)	30	3

	Total Company	$9,518	$1,585	$8,586	$1,442

	Reconciliation:
	EBITDA		$1,585		$1,442
Less:	Non-program related depreciation and amortization		258		252
	Non-program related interest expense, net		153		160
	Early extinguishment of debt		18		54
	Amortization of pendings and listings		8		7

	Income before income taxes and minority interest		$1,148		$969

(*)
Includes the results of operations of certain non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments. Additionally, the three and six months ended June 30, 2004 include an $8 million and $40 million gain on the sale of Homestore, Inc. common stock, respectively, and the six months ended June 30, 2003 includes a $30 million gain on the sale of Entertainment Publications, Inc. common stock. As of June 30, 2004, the Company owned approximately 7.3 million shares of Homestore, Inc. common stock, which approximated a 5.9% ownership interest.

16.	Subsequent Events

Potential Sale of Mortgage Business
On July 20, 2004, the Company announced that it is in discussions with a potential purchaser regarding the sale of its mortgage business as well as the creation of an ongoing relationship between the parties providing for the Company’s continued participation in the mortgage business through its residential real estate, relocation and settlement services businesses. It is currently anticipated that the potential transaction, if completed, would result in net proceeds to the Company at the time of sale of between $750 million and $1 billion, after repayment or assumption by the buyer of approximately $5 billion to $6 billion of associated indebtedness. In that event, the Company’s taxable gain could approximate the amount of the net proceeds, resulting in a reduction of its net operating loss carryforward of a similar magnitude. The terms of the potential transaction are subject to approval by the Company’s Board of Directors, completion of due diligence, determination of an appropriate structure regarding the Company’s ongoing participation in the mortgage business and negotiation of definitive agreements. There can be no assurance that the parties will enter into a definitive agreement for any transaction or that any transaction will be completed.

Declaration of Dividend
On July 20, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per common share, payable September 14, 2004 to stockholders of record August 16, 2004.

****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2003 Annual Report on Form 10-K filed with the Commission on March 1, 2004 and Form 8-K filed on August 2, 2004. Unless otherwise noted, all dollar amounts are in millions.

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide consumer and business services primarily in the travel and real estate services industries, which are intended to complement one another and create cross-marketing opportunities both within and among our six business segments:

●
Real Estate Franchise and Operations—franchises the real estate brokerage businesses of our four residential and one commercial brands, provides real estate brokerage services under our real estate brands and facilitates employee relocations;

●	Mortgage Services—provides home buyers with mortgage lending services and title, appraisal and closing services;

●
Hospitality Services—sells and develops vacation ownership interests, provides consumer financing to individuals purchasing these interests, facilitates the exchange of vacation ownership interests, franchises our nine lodging brands and markets vacation rental properties in Europe;

●	Travel Distribution Services—provides primarily global distribution services for the travel industry and travel agency services;

●	Vehicle Services—operates and franchises our vehicle rental brands and provides commercial fleet management and fuel card services;

●	Marketing Services (formerly, Financial Services)—provides insurance, membership, loyalty and enhancement products and services to financial institutions and other partners and their customers.

Our management team is committed to building long-term value through operational excellence and we are steadfast in our commitment to deploy our cash to increase stockholder value. To this end, during the six months ended June 30, 2004, we further reduced our outstanding corporate indebtedness by approximately $1.4 billion and repurchased an additional $962 million of our common stock. Our plan is to continue our debt reduction program throughout the remainder of 2004 and by year-end we expect to have eliminated all of our convertible securities. Furthermore, we intend to continue to buy back our common stock consistent with our capitalization targets. Additionally, in each of the first and second quarters of 2004, we paid quarterly dividends of 7 cents per share and in July 2004, our Board of Directors approved an increase of the third quarter dividend to 9 cents per share. We expect to pay a cash dividend of at least 9 cents per share for fourth quarter 2004 and while no assurances can be given, we expect to periodically increase our dividend at a rate at least equal to our earnings growth.

Year-to-date we have invested approximately $320 million in tuck-in acquisitions, substantially all of which were related to travel or real estate. We will continue to seek similar opportunities to augment our travel and real estate portfolio and further shift the mix of our businesses toward the areas in which we believe our greatest strategic advantages lie.

This quarter we also began to execute against our plan to simplify our business model by exiting non-core businesses or businesses that produce volatility to our earnings inconsistent with our business model and the remainder of our portfolio. First, we successfully completed the initial public offering of Jackson Hewitt Tax Service Inc., raising a total of $777 million in cash, and second, we announced that we are in discussions with a potential purchaser regarding the sale of our mortgage business. These discussions include the creation of an ongoing relationship in which we would continue to participate in the mortgage business through our residential real estate, relocation and settlement services businesses. In this way, we would continue to benefit from our leading position in the residential real estate industry and the tremendous opportunity that presents to cross-sell mortgages to our customers. We currently anticipate that the potential transaction, if completed, would result in net proceeds of between $750 million and $1 billion, after repayment or assumption by the buyer of approximately $5 billion to $6 billion of associated debt. In that event, our taxable gain could approximate the amount of the net proceeds, resulting in a reduction of our net operating loss carryforward of a similar magnitude. The terms of the potential transaction are subject to approval by our Board of Directors, the completion of due diligence, determination of an appropriate structure regarding our ongoing participation in the mortgage business and negotiation of definitive agreements. There can be no assurance that the parties will enter into a definitive agreement for any transaction or that any transaction will be completed.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

Our consolidated results comprised the following:

	Three Months Ended June 30,
	2004	2003	Change
Net revenues	$5,209	$4,591	$618
Total expenses	4,458	4,006	452

Income before income taxes and minority interest	751	585	166
Provision for income taxes	257	194	63
Minority interest, net of tax	1	7	(6)

Income from continuing operations	$493	$384	$109

Net revenues for second quarter 2004 increased $618 million (13%) primarily due to growth in our real estate brokerage business, which also contributed to the increase in total expenses in order to support higher homesale transaction volumes. In addition, the consolidation of TRL Group, Inc. (formerly Trilegiant Corporation) on July 1, 2003 and the acquisitions of strategic businesses in first and second quarters 2004 (which are discussed in greater detail below) contributed to the increases in revenues and expenses, as their results are included in second quarter 2004 but not in second quarter 2003. These increases were partially offset by a decline in both revenues generated and expenses incurred by our mortgage business, as expected, due to reduced mortgage refinancing activity industry-wide. Our overall effective tax rate was 34% and 33% for the second quarter 2004 and 2003, respectively. The effective tax rate for second quarter 2004 was higher primarily due to an increase in taxes on our foreign operations. As a result of the above-mentioned items, income from continuing operations increased $109 million (28%).

Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. As a result of the initial public offering of Jackson Hewitt, the financial information presented below has been revised to reflect the renaming of the former Financial Services segment as the Marketing Services segment. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Revenues			EBITDA
			%			%
	2004	2003	Change	2004	2003	Change
Real Estate Franchise and Operations	$1,812	$1,388	31%	$354	$262	35%
Mortgage Services	344	394	(13)	94	92	2
Hospitality Services	701	635	10	179	150	19
Travel Distribution Services	448	426	5	118	104	13
Vehicle Services	1,550	1,499	3	177	132	34
Marketing Services	352	249	41	77	76	1

Total Reportable Segments	5,207	4,591	13	999	816	22
Corporate and Other (a)	2	–	*	(24)	(14)	*

Total Company	$5,209	$4,591	13	$975	$802

Reconciliation to income before income taxes and minority interest:
EBITDA				$975	$802
Less:	Non-program related depreciation and amortization			130	126
	Non-program related interest expense, net			72	81
	Early extinguishment of debt			18	6
	Amortization of pendings and listings			4	4

Income before income taxes and minority interest				$751	$585

*	Not meaningful.

(a)
Includes the results of operations of certain non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments. Additionally, the 2004 amount includes an $8 million gain on the sale of Homestore, Inc. common stock.

Real Estate Franchise and Operations
Revenues and EBITDA increased $424 million (31%) and $92 million (35%), respectively, in second quarter 2004 compared with second quarter 2003, primarily reflecting revenue growth at our real estate brokerage operations and increased royalties and marketing fund revenues from our real estate franchise brands.

NRT, our real estate brokerage subsidiary, made acquisitions of various real estate brokerage businesses during 2003 and 2004, the operating results of which have been included from their acquisition dates forward. NRT’s significant acquisitions, including Sotheby’s International Realty, contributed $64 million and $7 million of incremental revenues and EBITDA, respectively, to second quarter 2004 operating results. Excluding the impact of these significant acquisitions, NRT generated incremental revenues of $337 million in second quarter 2004, a 29% increase over second quarter 2003. This increase was substantially comprised of higher commission income earned on homesale transactions, which was driven by both a 20% increase in the average price of homes sold and a 10% increase in the number of homesale transactions. We expect the upward trend in homesale prices to moderate in the second half of 2004. Commission expenses paid to real estate agents increased $234 million as a result of the incremental revenues earned on homesale transactions as well as a higher average commission rate paid to real estate agents in second quarter 2004 due to variances in the geographic mix of revenues and the progressive nature of agent commission schedules.

Our real estate franchise business generated $139 million of royalties and marketing fund revenues in second quarter 2004 as compared with $116 million in second quarter 2003, an increase of $23 million (20%). Such growth was primarily driven by a 15% increase in the average price of homes sold and a 15% increase in the number of homesale transactions. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations. Net revenues were negatively impacted by an increase in volume incentives paid to our largest independent brokers. Additionally, NRT, our wholly-owned real estate brokerage firm continues to pay royalties to our real estate franchise business. However, these intercompany royalties for the three months ended June 30, 2004 and 2003, which approximated $100 million and $76 million, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA.

Marketing, operating and administrative expenses (apart from the NRT acquisitions and real estate agent commission expenses, both of which are discussed separately above) increased $41 million principally reflecting an increase in variable expenses associated with homesale revenue, which grew quarter-over-quarter, as discussed above.

Mortgage Services
As expected, revenues declined $50 million (13%) in second quarter 2004 due to a slow-down in refinancing activity compared with second quarter 2003. EBITDA increased $2 million (2%) in second quarter 2004 compared with second quarter 2003.

Revenues from mortgage loan production declined $121 million (34%) in second quarter 2004 compared with second quarter 2003 substantially due to a significant quarter-over-quarter reduction in refinancing levels, as well as lower margins on loan sales. This decline was partially offset by a $72 million increase in revenues from mortgage servicing activities. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates. Refinancing volumes typically increase when interest rates are falling (such as in the last half of 2002 and the first half of 2003) and decrease when interest rates rise (such as in last half of 2003 and during the second quarter 2004). This factor, along with increased competitive pricing pressures, caused revenue from mortgage loan production to decrease.

The decline in revenues from mortgage loan production was primarily the result of a 36% reduction in the volume of loans that we sold and a 9% reduction in the volume of loans closed within our fee-based mortgage origination operations. We sold $10.4 billion of mortgage loans in second quarter 2004 compared with $16.3 billion in second quarter 2003, which resulted in a reduction of $104 million (41%) in production revenues. In addition, revenues from our fee-based mortgage origination activity declined $17 million (16%) as compared with second quarter 2003. Production revenue on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenue at the time we sell the loans (generally within 60 days after closing). Accordingly, our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed declined $5.7 billion (24%) to $17.6 billion in second quarter 2004 compared with 2003, comprised of a $5.1 billion (30%) reduction in closed loans to be securitized (sold by us) and an $549 million (9%) reduction in closed loans that were fee-based. Although we experienced a decline in total mortgage refinancing activity, purchase mortgage closings increased $1.4 billion (15%) to $10.7 billion in second quarter 2004.

Net revenues from servicing mortgage loans increased $72 million, which reflects an increase of $14 million (13%) in gross recurring servicing fees (fees received for servicing existing loans in the portfolio), an increase of $12 million in other servicing revenue and a decrease of $46 million in amortization expense and provision for impairment related to our mortgage servicing rights asset (“MSR”), net of derivative activity. The increase of $14 million in gross recurring servicing fees was driven by a 14% period-over-period increase in the average servicing portfolio, which rose to $136.2 billion in second quarter 2004. The decrease in amortization expense and provision for impairment, net of derivative activity, is primarily attributable to the lower prepayment rates experienced in second quarter 2004 compared with second quarter 2003.

Revenues within our settlement services business declined $1 million in second quarter 2004 compared with second quarter 2003. Title, appraisal and other closing fees all decreased due to lower volumes, consistent with the decline in mortgage refinancing volume in second quarter 2004, which contributed an $8 million decrease in revenues quarter-over-quarter. Offsetting the impact of the decline in mortgage refinancing volume is a $7 million gain recorded on the sale of certain non-core assets by our settlement services business.

Operating expenses within this segment declined $52 million in second quarter 2004 due to the decline in mortgage loan production discussed above.

Hospitality Services
Revenues and EBITDA increased $66 million (10%) and $29 million (19%), respectively, in second quarter 2004 compared with second quarter 2003.

Sales of vacation ownership interests (“VOIs”) in our timeshare resorts increased $8 million in second quarter 2004, a 3% increase over second quarter 2003. This increase was primarily driven by a 6% increase in VOI close rates (sales divided by tours) and a higher volume of upgrade sales in second quarter 2004, which were partially offset by lower tour flow primarily driven by the impact of the Do Not Call legislation. Revenue also benefited from a $10 million increase in interest income generated from financing extended to VOI buyers due mainly to the consolidation of our largest timeshare receivable securitization structures during third quarter 2003.

Timeshare exchange and subscription fee revenues within our timeshare exchange business increased $5 million (5%) during second quarter 2004. Such growth was primarily driven by a 4% increase in the average number of worldwide subscribers and a 4% increase in the average subscription price per member. Timeshare points and rental transaction revenue grew $7 million (34%) driven principally by a 14% increase in transaction volume and a higher average price on rental transactions.

Royalties and marketing and reservation fund revenues within our lodging franchise operations increased $3 million (3%) in second quarter 2004 due to a 5% increase in revenue per available room despite a reduction in room count due to quality control initiatives implemented in 2003 whereby we terminated from our franchise system certain properties that were not meeting required standards. Additionally, in fourth quarter 2003, we launched TripRewards, a new loyalty program that enables customers to earn points when purchasing services from Cendant’s lodging brands. During second quarter 2004, the TripRewards program contributed $5 million to revenue but had no impact on EBITDA as we deployed this revenue to operate and market the program.

Revenues at our international vacation rental companies increased $28 million (88%) principally due to the acquisition of Landal Green Parks, a Dutch vacation rental company specializing in the rental of privately-owned vacation homes located in European holiday parks (see Note 3 to our Consolidated Condensed Financial Statements). During second quarter 2004, Landal contributed $25 million and $6 million to revenues and EBITDA, respectively.

Operating and administrative expenses within this segment increased $26 million in second quarter 2004, principally reflecting higher variable costs incurred to support the increase in timeshare sales and exchange volumes and growth in our lodging franchise operations, which are discussed above. In addition, EBITDA further reflects a net increase of $17 million primarily related to (i) the settlement of a lodging franchisee receivable that had been previously reserved for during 2003, (ii) the absence of a provision recorded during second quarter 2003 to provide for such reserve and (iii) the impact of discontinuing gain-on-sale accounting, as of third quarter 2003, for the securitization of timeshare receivables.

Travel Distribution Services
Revenues and EBITDA increased $22 million (5%) and $14 million (13%), respectively, in second quarter 2004 compared with second quarter 2003. Our Travel Distribution Services segment derives revenue primarily from fees paid by travel suppliers and travel agencies for electronic global distribution and computer reservation services (“GDS”) provided by our Galileo subsidiary and from fees and commissions for retail travel services.

Galileo worldwide air booking fees grew $14 million (5%) reflecting an increase of $23 million (12%) in international air booking fees, partially offset by a decrease of $9 million (10%) in domestic air booking fees. The increase in international air booking fees was driven by a 6% increase in booking volumes, which rose to 43.5 million in second quarter 2004, and a 5%

increase in the effective yield on such bookings, which partially resulted from a shift to a greater number of premium booking transactions relative to total booking transactions. The decrease in domestic booking fees was driven by a 12% decline in the effective yield despite a 2% increase in booking volumes, which rose to 21.5 million in second quarter 2004. The effective yield on domestic air bookings reflected the impact of our pricing program with major U.S. carriers, which is aligned with our strategic program to gain access to all of the participating airlines’ publicly available fares for their respective participation term. International air bookings represented approximately two-thirds of our total air bookings during second quarter 2004 and 2003. In addition, Galileo subscriber fees decreased $5 million (13%), with minimal EBITDA impact, primarily due to fewer travel agencies leasing computer equipment from us during second quarter 2004 compared with second quarter 2003. This is a trend that is expected to continue for the remainder of 2004 as smaller travel agencies have begun to purchase lower cost commodity equipment of their own rather than leasing it from us.

Our quarter-over-quarter comparisons are also affected by the acquisition of four travel services companies in late 2003 and early 2004, which contributed incremental revenues and EBITDA of $15 million and $3 million, respectively.

Excluding the impact of the aforementioned acquisitions, operating and administrative expense remained relatively unchanged as additional commission expenses from the increase in booking volumes were offset by ongoing cost containment efforts, including reductions in personnel-related expenses.

Vehicle Services
Revenue and EBITDA increased $51 million (3%) and $45 million (34%), respectively, in second quarter 2004 compared with second quarter 2003.

Revenue generated by Cendant Car Rental Group (comprised of Avis car rental and Budget car and truck rental operations) during second quarter 2004 was relatively unchanged when compared with second quarter 2003. Avis car rental revenues increased $22 million (3%) in second quarter 2004 compared with second quarter 2003 primarily due to a 5% increase in the total number of days an Avis car was rented, partially offset by a 2% decrease in pricing. However, this growth was offset by a decline in Budget car and truck rental revenues. Budget car rental revenues declined $19 million (6%) in second quarter 2004 compared with the same period in 2003 also principally due to a 5% decline in pricing. The revenue changes for Avis and Budget are inclusive of favorable foreign currency exchange rates aggregating $6 million, which was principally offset in EBITDA by the unfavorable impact of foreign currency exchange rates on expenses.

Total Cendant Car Rental Group expenses decreased by $38 million quarter-over-quarter resulting from reduced fleet costs due to more favorable pricing from vehicle manufacturers and operating efficiencies realized in connection with the successful integration of Budget, partially offset by incremental expenses incurred in connection with the increase in Avis car rental volume. Although no assurances can be given, we expect the Budget integration to continue to result in year-over-year cost savings and positively impact EBITDA comparisons for the remaining quarterly periods in 2004.

Wright Express, our fuel card subsidiary, recognized incremental revenues of $9 million in second quarter 2004 compared with second quarter 2003. This growth was driven by a combination of new customers, increased usage of the fleet fuel card product and increased fuel prices.

In February 2004, we completed the acquisition of First Fleet Corporation, a national provider of fleet management services to companies that maintain private truck fleets. First Fleet contributed $37 million and $1 million of revenues and EBITDA, respectively, during second quarter 2004.

Marketing Services
Revenues increased $103 million (41%) while EBITDA remained relatively flat in second quarter 2004 compared with second quarter 2003 primarily due to the consolidation of TRL Group, the results of which are included in second quarter 2004 but not in second quarter 2003. Effective July 1, 2003, we consolidated TRL Group pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). TRL Group (after eliminations of intercompany revenues and expenses) contributed revenues of $108 million and EBITDA of $52 million during second quarter 2004. Apart from the consolidation of TRL Group, revenues and EBITDA for the Marketing Services segment decreased $5 million and $51 million, respectively, in second quarter 2004 compared with second quarter 2003.

As expected, the membership base retained by us in connection with the original outsourcing of our individual membership business to TRL Group in July 2001 continued to diminish due to attrition; however, the unfavorable impact of reduced revenues on EBITDA was mitigated by a net reduction in expenses from servicing fewer members. Our smaller membership base resulted in a net revenue reduction of $30 million, which was partially offset in EBITDA by a net reduction of $23 million in membership-related expenses.

On January 30, 2004, we amended our contractual relationship with TRL Group and began marketing to new members using the Trilegiant tradename (see Note 14 to our Consolidated Condensed Financial Statements for a more detailed discussion regarding this transaction). Therefore, our membership base will grow again as we realize the benefits from our marketing efforts to solicit new members, while TRL Group’s membership base will continue to shrink as they no longer have the ability to solicit new members. However, the revenue generated from our increasing membership base generally will not be recognized until the expiration of the refund period. As a result, during second quarter 2004, we recognized $7 million of revenues and $48 million of EBITDA losses resulting primarily from marketing expenses incurred to solicit new members for which we expect to realize revenues in future periods.

Additionally, on January 30, 2004, we acquired Trilegiant Loyalty Solutions, Inc. (“TLS”), a wholly-owned subsidiary of TRL Group (see Note 3 to our Consolidated Financial Statements for more detailed information on this acquisition). TLS contributed revenues and EBITDA of $12 million and $5 million, respectively, during second quarter 2004.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Our consolidated results comprised the following:

	Six Months Ended June 30,
	2004	2003	Change
Net revenues	$9,518	$8,586	$932
Total expenses	8,370	7,617	753

Income before income taxes and minority interest	1,148	969	179
Provision for income taxes	273	316	(43)
Minority interest, net of tax	5	12	(7)

Income from continuing operations	$870	$641	$229

Net revenues for the six months ended June 30, 2004 increased $932 million (11%) primarily due to growth in our real estate brokerage and timeshare sales and marketing businesses, which also contributed to the increase in total expenses in order to support higher homesale transactions and vacation ownership sales activities. In addition, the consolidation of TRL Group on July 1, 2003 and the acquisitions of strategic businesses in first and second quarters 2004 (which are discussed in greater detail below) also contributed to the increase in revenues and expenses, as their results are included in the six months ended June 30, 2004 but not in the corresponding period in 2003. These increases were partially offset by a decline in both revenues generated and expenses incurred by our mortgage business, as expected, due to reduced mortgage refinancing activity industry-wide. Additionally, total expenses benefited by $43 million less interest expense in 2004, which principally reflected a period-over-period reduction in losses incurred in connection with our early extinguishments of debt. Our overall effective tax rate was 24% and 33% for the six months ended June 30, 2004 and 2003, respectively. The effective tax rate for 2004 was lower primarily due to the reversal of a valuation allowance for deferred taxes by TRL Group (see Note 14 to our Consolidated Condensed Financial Statements). As a result of the above-mentioned items, income from continuing operations increased $229 million (36%).

Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. As a result of the initial public offering of Jackson Hewitt, the financial information presented below has been revised to reflect the renaming of the former Financial Services segment as the

Marketing Services segment. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Revenues			EBITDA
			%			%
	2004	2003	Change	2004	2003	Change
Real Estate Franchise and Operations	$2,968	$2,373	25%	$484	$375	29%
Mortgage Services	582	763	(24)	101	204	(50)
Hospitality Services	1,382	1,215	14	347	294	18
Travel Distribution Services	900	842	7	241	232	4
Vehicle Services	2,944	2,857	3	276	182	52
Marketing Services	708	506	40	146	152	(4)

Total Reportable Segments	9,484	8,556	11	1,595	1,439	11
Corporate and Other (a)	34	30	*	(10)	3	*

Total Company	$9,518	$8,586	11	$1,585	$1,442

Reconciliation to income before income taxes and minority interest:
EBITDA				$1,585	$1,442
Less:	Non-program related depreciation and amortization			258	252
	Non-program related interest expense, net			153	160
	Early extinguishment of debt			18	54
	Amortization of pendings and listings			8	7

Income before income taxes and minority interest				$1,148	$969

*	Not meaningful.

(a)
Includes the results of operations of certain non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments. Additionally, the 2004 amount includes a $40 million gain on the sale of Homestore, Inc. common stock and the 2003 amount includes a $30 million gain on the sale of Entertainment Publications, Inc. common stock.

Real Estate Franchise and Operations
Revenues and EBITDA increased $595 million (25%) and $109 million (29%), respectively, in the six months ended June 30, 2004 compared with the six months ended June 30, 2003, primarily reflecting revenue growth at our real estate brokerage operations and increased royalties and marketing fund revenues from our real estate franchise brands.

NRT, our real estate brokerage subsidiary, made acquisitions of various real estate brokerage businesses during 2003 and 2004, the operating results of which have been included from their acquisition dates forward. NRT’s significant acquisitions, including Sotheby’s International Realty, contributed $83 million and $5 million of incremental revenues and EBITDA, respectively, to 2004 operating results. Excluding the impact of these significant acquisitions, NRT generated incremental revenues of $480 million in 2004, a 25% increase over 2003. This increase was substantially comprised of higher commission income earned on homesale transactions, which was driven by both a 19% increase in the average price of homes sold and a 7% increase in the number of homesale transactions. We expect the upward trend in homesale prices to moderate in the second half of 2004. Commission expenses paid to real estate agents increased $331 million as a result of the incremental revenues earned on homesale transactions as well as a higher average commission rate paid to real estate agents in 2004 due to variances in the geographic mix of revenues and the progressive nature of agent commission schedules.

Our real estate franchise business generated $232 million of royalties and marketing fund revenues during 2004 as compared with $199 million in 2003, an increase of $33 million (17%). Such growth was primarily driven by a 13% increase in the average price of homes sold and a 12% increase in the number of homesale transactions. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations. Net revenues were negatively impacted by an increase in volume incentives paid to our largest independent brokers. Additionally, NRT, our wholly-owned real estate brokerage firm continues to pay royalties to our real estate franchise business. However, these intercompany royalties for the six months ended June 30, 2004 and 2003, which approximated $163 million and $130 million, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA.

Marketing, operating and administrative expenses (apart from the NRT acquisitions and real estate agent commission expenses, both of which are discussed separately above) increased $77 million principally reflecting an increase in variable expenses associated with higher homesale revenue, as discussed above.

Mortgage Services
As expected, revenues and EBITDA declined significantly in the six months ended June 30, 2004 due to a slow-down in refinancing activity compared with the same period in 2003. Revenues and EBITDA decreased $181 million (24%) and $103 million (50%), respectively, in the six months ended June 30, 2004 compared with the same period in 2003.

Revenues from mortgage loan production declined $291 million (45%) in the six months ended June 30, 2004 compared with the same period in 2003 substantially due to a significant year-over-year reduction in refinancing levels, as well as lower margins on loan sales. This decline was partially offset by a $126 million increase in revenues from mortgage servicing activities. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates. Refinancing volumes typically increase when interest rates are falling (such as in the last half of 2002 and the first half of 2003) and slow when interest rates rise (such as in the last half of 2003 and during the second quarter 2004). This factor, along with increased competitive pricing pressures, caused revenue from mortgage loan production to decrease.

The decline in revenues from mortgage loan production was the result of a 41% reduction in the volume of loans that we sold and an 18% reduction in the volume of loans closed within our fee-based mortgage origination operations. We sold $17.0 billion of mortgage loans in the six months ended June 30, 2004 compared with $29.0 billion in the same period in 2003, which resulted in a reduction of $257 million (55%) in production revenues. In addition, revenues from our fee-based mortgage origination activity declined $34 million (19%) as compared with second quarter 2003. Production revenue on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenue at the time we sell the loans (generally within 60 days after closing). Accordingly, our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed declined $12.3 billion (30%) to $28.9 billion in the six months ended June 30, 2004, comprised of a $10.2 billion (35%) reduction in closed loans to be securitized (sold by us) and a $2.1 billion (18%) reduction in closed loans that were fee-based. Although we experienced a decline in total mortgage refinancing activity, purchase mortgage closings increased $2.1 billion (13%) to $17.5 billion in the six months ended June 30, 2004.

Net revenues from servicing mortgage loans increased $126 million, which reflects an increase of $26 million (12%) in gross recurring servicing fees (fees received for servicing existing loans in the portfolio), an increase of $14 million in other servicing revenue and a decrease of $86 million in amortization expense and provision for impairment related to our mortgage servicing rights asset, net of derivative activity. The increase of $26 million in gross recurring servicing fees was driven by a 14% period-over-period increase in the average servicing portfolio, which rose to $134.7 billion in the six months ended June 30, 2004. The decrease in amortization expense and provision for impairment, net of derivative activity, is primarily attributable to the lower prepayment rates experienced in the six months ended June 30, 2004 compared with the same period in 2003.

Revenues within our settlement services business declined $16 million in the six months ended June 30, 2004 compared with the six months ended June 30, 2003. Title, appraisal and other closing fees all decreased due to lower volumes, consistent with the decline in mortgage refinancing volume in the six months ended June 30, 2004, which contributed a $23 million decrease in revenues period over period. Partially offsetting the impact of the decline in mortgage refinancing volume is a $7 million gain recorded on the sale of certain assets by our settlement services business.

Operating expenses within this segment declined $76 million in the six months ended June 30, 2004 due to the decline in mortgage loan production discussed above.

Hospitality Services
Revenues and EBITDA increased $167 million (14%) and $53 million (18%), respectively, in the six months 2004 compared with six months 2003.

Sales of vacation ownership interests (“VOIs”) in our timeshare resorts increased $63 million in the six months ended June 30, 2004, a 12% increase over comparable period in 2003. This increase was primarily driven by a 9% increase in VOI close rates (sales divided by tours) and a higher volume of upgrade sales in the six months ended June 30, 2004, which was partially offset by lower tour flow primarily driven by the impact of the Do Not Call legislation. Revenue also benefited by an $8 million increase in interest income generated from financing extended to VOI buyers due to the consolidation of our largest timeshare receivable securitization structures during third quarter 2003.

Timeshare exchange and subscription fee revenues within our timeshare exchange business increased $15 million (8%) during the six months ended June 30, 2004. Such growth was primarily driven by a 3% increase in the average number of worldwide subscribers and a 5% increase in the average subscription price per member. Timeshare points and rental transaction revenue grew $18 million (45%) driven principally by a 25% increase in transaction volume and a higher average price on rental transactions.

Royalties and marketing and reservation fund revenues within our lodging franchise operations increased $4 million (3%) in the six months ended June 30, 2004 due to a 3% increase in revenue per available room. Additionally, the TripRewards program (previously discussed) contributed $8 million to revenue during the six months ended June 30, 2004 but had a minimal impact on EBITDA as we deployed this revenue to operate and market the program.

Revenues at our international vacation rental companies increased $38 million (42%) largely due to the acquisition of Landal Green Parks, which contributed $25 million and $6 million to revenues and EBITDA, respectively, during the six months ended June 30, 2004.

Revenues within this segment also increased $12 million in the six months ended June 30, 2004 due to the favorable impact of foreign currency exchange rates on revenues, which were substantially offset in EBITDA by the unfavorable impact of exchange rates on expenses.

Operating and administrative expenses within this segment increased $100 million in the six months ended June 30, 2004, principally reflecting higher variable costs incurred to support the increase in timeshare sales and exchange volumes and growth in our lodging franchise operations, which are discussed above. In addition, EBITDA further reflects a net increase of $7 million primarily related to (i) the settlement of a lodging franchisee receivable that had been previously reserved for during 2003, (ii) the absence of a provision recorded during 2003 to provide for such reserve and (iii) the impact of discontinuing gain-on-sale accounting, as of third quarter 2003, for the securitization of timeshare receivables.

Travel Distribution Services
Revenues and EBITDA increased $58 million (7%) and $9 million (4%), respectively, in the six months ended June 30, 2004 compared with the same period in 2003.

Galileo worldwide air booking fees grew $38 million (6%) reflecting an increase of $51 million (13%) in international air booking fees, partially offset by a decrease of $13 million (7%) in domestic air booking fees. The increase in international air booking fees was driven by a 6% increase in booking volumes, which rose to 89.4 million in the six months ended June 30, 2004, and a 6% increase in the effective yield on such bookings, which partially resulted from a shift to a greater number of premium booking transactions relative to total booking transactions. The decrease in domestic booking fees was driven by a 9% decline in the effective yield despite a 2% increase in booking volumes, which rose to 44.4 million in the six months ended June 30, 2004. The effective yield on domestic air bookings reflected the impact of our pricing program with major U.S. carriers, which is aligned with our strategic program to gain access to all of the participating airlines’ publicly available fares for their respective participation term. International air bookings represented approximately two-thirds of our total air bookings during the six months ended June 30, 2004 and 2003. In addition, Galileo subscriber fees decreased $11 million (15%), with minimal EBITDA impact, primarily due to fewer travel agencies leasing computer equipment from us in the six months ended June 30, 2004 compared with the same period in 2003. This is a trend that is expected to continue for the remainder of 2004 as smaller travel agencies have begun to purchase lower cost commodity equipment of their own rather than leasing it from us.

In 2003, we completed the acquisitions of Trip Network, which operates the online travel services business of CheapTickets.com. The acquisition of the online operations of CheapTickets.com, which were fully acquired on April 1, 2003, contributed incremental revenues of $15 million and an EBITDA loss of $5 million in the first six months of 2004. The results of our CheapTickets online travel business reflect our investment in marketing that business, which we believe represents a significant opportunity for future growth. Our period-over-period comparisons are also affected by the acquisition of four other travel services companies in late 2003 and early 2004, which contributed incremental revenues and EBITDA of $26 million and $4 million, respectively.

Excluding the impact of the aforementioned acquisitions, EBITDA during the six months ended June 30, 2004 reflected $29 million of incremental expenses due principally to additional commission expenses from the increase in booking volumes partially offset by ongoing cost containment efforts, including reductions in personnel-related expenses.

Vehicle Services
Revenue and EBITDA increased $87 million (3%) and $94 million (52%), respectively, in the six months ended June 30, 2004 compared with the same period in 2003.

Revenue generated by Cendant Car Rental Group increased $20 million (1%). Avis car rental revenues increased $64 million (5%) in the six months ended June 30, 2004 compared with the same period in 2003 primarily due to a 1% increase in pricing and a 4% increase in the total number of days an Avis car was rented. However, this growth was partially offset by a decline in Budget car and truck rental revenues. Budget car rental revenues declined $25 million (4%) in the six months ended June 30, 2004 compared with corresponding period in 2003 principally due to a 2% decline in pricing and a 1% decline in the total number of days a Budget car was rented. The reduction in rental days at Budget resulted from our efforts to enhance profitability by reducing rentals to drivers under 25 years of age and verifying a greater number of drivers’ licenses. Budget truck rental revenues declined $19 million in the six months ended June 30, 2004 compared with the same period in 2003 due to a 16% reduction in the Budget truck fleet, which reflects our efforts to focus on higher utilization of newer and more efficient trucks. The revenue changes for Avis and Budget are inclusive of favorable foreign currency exchange rates aggregating $25 million, which was principally offset in EBITDA by the unfavorable impact of foreign currency exchange rates on expenses.

Total Cendant Car Rental Group expenses decreased by $65 million period-over-period resulting from reduced fleet costs due to more favorable pricing from vehicle manufacturers and operating efficiencies realized in connection with the successful integration of Budget, partially offset by incremental expenses incurred in connection with the increase in Avis car rental volume. Although no assurances can be given, we expect the Budget integration to continue to result in year-over-year cost savings and positively impact EBITDA comparisons for the remaining quarterly periods in 2004.

Wright Express, our fuel card subsidiary, recognized incremental revenues of $15 million in the six months ended June 30, 2004 compared with the same period in 2003. This growth was driven by a combination of new customers, increased usage of the fleet fuel card product and increased fuel prices.

In February 2004, we completed the acquisition of First Fleet Corporation, a national provider of fleet management services to companies that maintain private truck fleets. The operating results of First Fleet were included from the acquisition date forward and contributed incremental revenues of $44 million, with no EBITDA contribution, during the six months ended June 30, 2004.

Marketing Services
Revenues increased $202 million (40%) while EBITDA decreased $6 million (4%) in the six months ended June 30, 2004 compared with the corresponding period in 2003. As previously discussed, effective July 1, 2003, we consolidated TRL Group pursuant to the provisions of FIN 46. TRL Group (after eliminations of intercompany revenues and expenses) contributed revenues of $221 million and EBITDA of $76 million during the six months ended June 30, 2004. Apart from the consolidation of TRL Group, revenues and EBITDA for the Marketing Services segment decreased $19 million and $82 million, respectively, in the six months ended June 30, 2004 compared with the corresponding period in 2003.

As expected, the membership base retained by us in connection with the original outsourcing of our individual membership business to TRL Group in July 2001 continued to diminish due to attrition; however, the unfavorable impact of reduced revenues on EBITDA was mitigated by a net reduction in expenses from servicing fewer members. Our smaller membership base resulted in a net revenue reduction of $58 million, which was partially offset in EBITDA by a net reduction of $43 million in membership-related expenses.

As previously discussed, on January 30, 2004, we amended our contractual relationship with TRL Group, Inc. (formerly Trilegiant Corporation) and began marketing to new members using the Trilegiant tradename (see Note 14 to our Consolidated Condensed Financial Statements for a more detailed discussion regarding this transaction). Therefore, our membership base will grow again as we realize the benefits from our marketing efforts to solicit new members, while TRL Group’s membership base will continue to shrink as they no longer have the ability to solicit new members. However, the revenue generated from our increasing membership base generally will not be recognized until the expiration of the refund period. As a result, during the six months ended June 30, 2004, we recognized $10 million of revenues and $78 million of EBITDA losses resulting primarily from marketing expenses incurred to solicit new members for which we expect to realize revenues in future periods.

Additionally, TLS, which we acquired on January 30, 2004, contributed revenues and EBITDA of $19 million and $6 million, respectively, during the six months ended June 30, 2004.

Revenues at our international membership business increased $19 million in the six months ended June 30, 2004 principally due to the favorable impact of foreign currency exchange rates on revenues, which favorably impacted EBITDA by $2 million after including the unfavorable impact of foreign currency exchange rates on expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We present separately the financial data of our management and mortgage programs. These programs are distinct from our other activities as the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in our vehicle rental, fleet management, relocation, mortgage services, vacation ownership and vacation rental businesses, assets under management and mortgage programs are funded largely through borrowings under asset-backed funding arrangements and unsecured borrowings at our PHH subsidiary. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs. We believe it is appropriate to segregate the financial data of our management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

FINANCIAL CONDITION

	June 30,	December 31,
	2004	2003	Change
Total assets exclusive of assets under management and mortgage programs	$21,945	$21,817	$128
Total liabilities exclusive of liabilities under management and mortgage programs	11,434	12,779	(1,345)
Assets under management and mortgage programs	20,458	17,639	2,819
Liabilities under management and mortgage programs	19,855	16,491	3,364
Stockholders’ equity	11,114	10,186	928

Total assets exclusive of assets under management and mortgage programs increased primarily due to (i) a $920 million increase in long-term deferred tax assets primarily resulting from net operating loss carryforwards generated in connection with accelerated tax depreciation taken on our vehicle-related assets, (ii) $273 million of additions to goodwill primarily resulting from the acquisitions of several strategic businesses (see Note 3 to our Consolidated Condensed Financial Statements) and (iii) a $104 million increase in trademarks primarily due to our purchase of Marriott International Inc.’s interest in Two Flags Joint Venture LLC, which provided us with the exclusive rights to the domestic Ramada and Days Inn trademarks. Such increases were partially offset by (i) a $556 million decrease in assets of discontinued operations due to the sale of Jackson Hewitt, (ii) a decrease of $273 million in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows” for a detailed discussion) and (iii) a $263 million reduction in certain timeshare-related assets as a result of a reclassification to assets under management and mortgage programs, as such assets were financed under a new program in second quarter 2004.

Total liabilities exclusive of liabilities under management and mortgage programs decreased primarily due to (i) the repurchase of $763 million of the senior notes component of our Upper DECS securities in May 2004, (ii) the conversion of our $430 million zero coupon senior convertible contingent notes into shares of Cendant common stock during first quarter 2004 and (iii) the redemption of our 11% senior subordinated notes in May 2004. See “Liquidity and Capital Resources—Financial Obligations—Corporate Indebtedness” for a detailed discussion.

Assets under management and mortgage programs increased primarily due to (i) approximately $1.5 billion of net additions to our vehicle rental fleet in preparation for projected increases in demand, particularly seasonal needs, (ii) a $665 million increase in mortgage loans held for sale primarily associated with the differences in the timing of loan sales, partially offset by decreased mortgage loan origination volume in 2004, (iii) net additions of $358 million to our vehicle leasing fleet principally associated with our acquisition of First Fleet Corporation in February 2004, and (iv) an increase in timeshare-related assets due to the reclassification discussed above.

Liabilities under management and mortgage programs increased primarily due to (i) an increase in our deferred tax liability relating to management and mortgage programs of approximately $1.2 billion, which resulted primarily from the accelerated depreciation discussed above (ii) $1.2 billion of additional borrowings to support the growth in our vehicle rental fleet described above, (iii) $540 million of incremental borrowings at our PHH subsidiary primarily used to support the mortgage loan production activity, (iv) $256 million of borrowings to support the creation of consumer notes receivable and the acquisition of timeshare properties related to our timeshare development business and (v) $251 million of lease obligations assumed in connection with our acquisition of First Fleet Corporation (for which there is a corresponding asset recorded within assets under management and mortgage programs and on which our exposure is limited). See “Liquidity and Capital Resources—Financial Obligations—Debt Under Management and Mortgage Programs” for a detailed account of the change in our debt related to management and mortgage programs.

Stockholders’ equity increased primarily due to (i) $1,132 million of net income generated during the six months ended June 30, 2004, (ii) $478 million related to the exercise of employee stock options (including $82 million of tax benefit) and

(iii) the conversion of our zero coupon senior convertible contingent notes into approximately 22 million shares of Cendant common stock, which increased additional paid-in capital by $456 million (including $26 million of deferred tax liabilities that were reversed upon conversion). Such increases were partially offset by (i) our repurchase of $962 million (approximately 42 million shares) of Cendant common stock and (ii) $144 million in dividend payments.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

Cash Flows
At June 30, 2004, we had $566 million of cash on hand, a decrease of $273 million from $839 million at December 31, 2003. The following table summarizes such decrease:

	Six Months Ended June 30,
	2004	2003	Change
Cash provided by (used in):
Operating activities	$1,731	$2,287	$(556)
Investing activities	(3,208)	(1,763)	(1,445)
Financing activities	1,128	(51)	1,179
Effects of exchange rate changes	38	(20)	58
Cash provided by discontinued operations	38	49	(11)

Net change in cash and cash equivalents	$(273)	$502	$(775)

During the six months ended June 30, 2004, we generated $556 million less cash from operating activities as compared with the same period in 2003. This change principally reflects the activities of our management and mortgage programs, which produced less cash inflows in the six months ended June 30, 2004 and the absence in 2004 of $200 million of proceeds received in 2003 from the termination of fair value hedges. However, these decreases were partially offset by stronger operating results. Cash flows related to our management and mortgage programs may fluctuate significantly from period to period due to the timing of the underlying management and mortgage program transactions (i.e., timing of mortgage loan origination versus sale).

During the six months ended June 30, 2004, we used approximately $1.4 billion more cash in investing activities as compared with the same period in 2003. This change principally reflects the activities of our management and mortgage programs, which produced a greater cash outflow in the six months ended June 30, 2004 compared with the corresponding period in 2003. Period-over-period, our vehicle services businesses utilized approximately $1.7 billion more cash primarily to grow the car rental fleet in preparation for projected increases in demand. In addition, our mortgage services business utilized $451 million more cash associated with its MSR asset and related risk management activities. We also utilized $243 million more cash in 2004 to fund acquisitions, substantially all of which were related to travel or real estate. These incremental cash outflows were partially offset by $777 million of proceeds received on the sale of Jackson Hewitt and another $49 million of proceeds received on the sale of two other non-core businesses during 2004. Capital expenditures, which were relatively consistent period-over-period, are anticipated to be in the range of $525 million to $575 million.

During the six months ended June 30, 2004, we generated approximately $1.2 billion more cash from financing activities as compared with the six months ended June 30, 2003. Such change principally reflects additional borrowings under management and mortgage programs of approximately $2.4 billion principally to support the origination of mortgage loans and the acquisition of vehicles used in our vehicle rental operations, as described above. Such incremental cash inflows were partially offset by (i) an increase of $916 million in cash used to reduce corporate indebtedness (including the payment of $778 million to repurchase $763 million of our 6.75% notes that formed a portion of the Upper DECS), (ii) the $144 million of dividend payments to our common stockholders and (iii) an increase of $231 million in share repurchases (net of proceeds received on the issuance of common stock). See “Liquidity and Capital Resources— Financial Obligations” for a detailed discussion of financing activities during first quarter 2004.

Throughout 2004, we intend to continue to reduce corporate indebtedness and repurchase outstanding shares of our common stock. We currently intend to use cash to redeem our 3 7/8% convertible senior debentures on or subsequent to their call date (November 2004); however, holders of these instruments may convert them into shares of our common stock if the price of such stock exceeds the stipulated thresholds (which were not met as of July 31, 2004) or upon the exercise of our call provision. In connection with our anticipated redemption of the 3 7/8% convertible senior debentures, we purchased call spread options covering 16.3 million of the 33.4 million shares issuable upon a holder’s election to convert these debentur es into shares of CD common stock (see Note 9 to our Consolidated Condensed Financial Statements for more detail).

We also expect to use an additional $185 million of cash to pay dividends in 2004 and an additional $205 million no later than third quarter 2004 to repay the outstanding note issued in April 2004 as consideration for the purchase of Marriott’s interest in Two Flags Joint Venture.

Financial Obligations
At June 30, 2004, we had approximately $21.8 billion of indebtedness (including corporate indebtedness of approximately $4.6 billion and debt under management and mortgage programs of approximately $17.2 billion).

Corporate indebtedness consisted of:

	Earliest
	Mandatory		As of	As of
	Redemption	Final	June 30,	December 31,
	Date	Maturity Date	2004	2003	Change
Term notes
11% senior subordinated notes (a)	May 2009	n/a	$–	$333	$(333)
6 7/8% notes	August 2006	August 2006	849	849	–
4.89% notes (b)	August 2006	August 2006	100	–	100
6 1/4% notes	January 2008	January 2008	797	797	–
6 1/4% notes	March 2010	March 2010	348	348	–
7 3/8% notes	January 2013	January 2013	1,190	1,190	–
7 1/8% notes	March 2015	March 2015	250	250	–
Contingently convertible debt securities
Zero coupon senior convertible contingent notes	February 2004	n/a	–	430	(430)
Zero coupon convertible debentures	May 2004	n/a	–	7	(7)
3 7/8% convertible senior debentures	November 2004	November 2011	804	804	–
Other
Net hedging gains (losses) (c)			(41)	31	(72)
Other (d)			320	100	220

			4,617	5,139	(522)
Upper DECS (b)			–	863	(863)

			$4,617	$6,002	$(1,385)

(a)	On May 3, 2004, we redeemed these notes for $345 million in cash, including accrued interest.

(b)
On May 10, 2004, our outstanding senior notes that formed a part of the Upper DECS were successfully remarketed. In conjunction with the remarketing, we purchased and retired $763 million of our senior notes. See Note 9 to our Consolidated Condensed Financial Statements.

(c)
As of June 30, 2004, the balance represented $213 million of mark-to-market adjustments on current interest rate hedges. Such losses were partially offset by $172 million of realized gains resulting from the termination of interest rate hedges, which will be amortized as a reduction to future interest expense. As of December 31, 2003, the balance represented $201 million of realized gains resulting from the termination of interest rate hedges, which were partially offset by $170 million of mark-to-market adjustments on other interest rate hedges.

(d)
As of June 30, 2004, this balance included a $205 million note issued in April 2004 as consideration for the purchase of Marriott’s interest in Two Flags Joint Venture. We intend to repay this note no later than third quarter 2004.

Debt Under Management and Mortgage Programs
The following table summarizes the components of our debt under management and mortgage programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC (formerly, AESOP Funding II, LLC):

	As of	As of
	June 30,	December 31,
	2004	2003	Change
Asset-Backed Debt:
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (a)	$6,646	$5,644	$1,002
Other	810	651	159
Vehicle management program (b)	3,454	3,118	336
Mortgage program (c)	1,913	1,651	262
Timeshare program (d)	1,365	1,109	256
Relocation program	400	400	–
Vacation rental program (e)	75	–	75

	14,663	12,573	2,090

Unsecured Debt:
Term notes	1,838	1,916	(78)
Commercial paper	407	164	243
Other	245	132	113

	2,490	2,212	278

Total debt under management and mortgage programs	$17,153	$14,785	$2,368

(a)	The change in the balance at June 30, 2004 principally reflects the issuance of term notes at various interest rates to support the acquisition of vehicles used in our vehicle rental business.

(b)	The change in the balance at June 30, 2004 principally reflects debt assumed in connection with our acquisition of First Fleet.

(c)	The change in the balance at June 30, 2004 primarily reflects net commercial paper borrowings of $607 million, partially offset by the January 2004 repayment of $350 million of medium-term notes.

(d)
The change in the balance at June 30, 2004 primarily reflects borrowings under an asset-linked facility to support the creation of consumer notes receivable and the acquisition of timeshare properties related to our timeshare development business, which replaced a $275 million term loan with $219 million outstanding as of December 31, 2003. Borrowings under our asset-linked facility represent bank debt with a three-year term bearing interest at a rate of LIBOR plus 62.5 basis points, based on our current credit ratings.

(e)	This amount represents debt under management and management programs assumed in connection with the acquisition of Landal Green Parks. See Note 3 to our Consolidated Condensed Financial Statements.

The following table provides the contractual maturities for debt under management and mortgage programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) at June 30, 2004 (except for notes issued under our vehicle management and certain of our timeshare programs, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
Within 1 year	$4,106	$805	$4,911
Between 1 and 2 years	3,164	35	3,199
Between 2 and 3 years	3,582	168	3,750
Between 3 and 4 years	1,540	448	1,988
Between 4 and 5 years	1,716	183	1,899
Thereafter	555	851	1,406

	$14,663	$2,490	$17,153

Available Funding Arrangements and Committed Credit Facilities

At June 30, 2004, we had approximately $6.2 billion of available funding arrangements and credit facilities (comprised of approximately $1.4 billion of availability at the corporate level and approximately $4.8 billion available for use in our management and mortgage programs). As of June 30, 2004, the committed credit facilities at the corporate level included:

			Letters of
			Credit
	Total	Outstanding	Issued and	Available
	Capacity	Borrowings	Outstanding	Capacity
Maturing in December 2005	$2,900	$–	$1,459	$1,441

As of June 30, 2004, available funding under our asset-backed debt programs and committed credit facilities (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) related to our management and mortgage programs consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity
Asset-Backed Funding Arrangements (a)
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (b)	$7,361	$6,646	$715
Other (c)	1,129	810	319
Vehicle management program (d)	3,743	3,454	289
Mortgage program (e)	3,116	1,913	1,203
Timeshare program (f)	2,160	1,365	795
Relocation program (g)	600	400	200
Vacation rental program	75	75	–

	18,184	14,663	3,521

Committed Credit Facilities (h)
Maturing in June 2007	1,250	–	1,250

	$19,434	$14,663	$4,771

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $6.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.0 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $4.0 billion of leased vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $2.0 billion of underlying mortgage loans.

(f)	The outstanding debt is collateralized by approximately $2.2 billion of timeshare-related assets. Borrowings under the Company’s asset-linked facility ($425 million) are also recourse to Cendant.

(g)	The outstanding debt is collateralized by $475 million of underlying relocation receivables and related assets.

(h)	These committed credit facilities were entered into by and are for the exclusive use of our PHH Corporation subsidiary.

We also had $400 million of availability for public debt or equity issuances under a shelf registration statement and our PHH subsidiary had an additional $874 million of availability for public debt issuances under a shelf registration statement.

Liquidity Risk
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to management and mortgage programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs, (ii) any impairment of our ability to access the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase a substantial number of our vehicles and (iii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could occur in the event that our or PHH’s credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios. Further, access to our credit facilities may be limited if we were to fail to meet certain financial ratios. We do not believe that our or PHH’s credit ratings are likely to fall below investment grade. Additionally, we monitor the maintenance of required financial ratios and, as of June 30, 2004, we were in compliance with all financial covenants under our material credit and securitization facilities.

Currently our credit ratings are as follows:

Moody's
	Investor	Standard	Fitch
	Service	& Poor's	Ratings
Cendant
Senior unsecured debt	Baa1	BBB	BBB+
PHH
Senior debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F-2

Standard & Poor’s has assigned a “positive outlook” on our credit ratings, while Moody’s Investor Service and Fitch Ratings have assigned a “stable outlook.” The credit ratings for PHH’s senior debt have been assigned a “stable outlook” by Moody’s Investor Service and Fitch Ratings, while Standard and Poor’s has assigned “developing implications.” A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Contractual Obligations
Our future contractual obligations have not changed significantly from the amounts reported within our 2003 Annual Report on Form 10-K with the exception of our commitment to purchase vehicles, which decreased from the amount previously disclosed by approximately $3.2 billion to approximately $1.7 billion at June 30, 2004 as a result of purchases during the six months ended June 30, 2004. Any changes to our obligations related to corporate indebtedness and debt under management and mortgage programs are presented above within the section entitled “Liquidity and Capital Resources—Financial Obligations” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

Accounting Policies
The majority of our businesses operate in environments where we are paid a fee for a service performed. Therefore, the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled “Critical Accounting Policies” of our 2003 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect reported results (mortgage servicing rights, financial instruments and goodwill). There have not been any significant changes to those accounting policies or to our assessment of which accounting policies we would consider to be critical accounting policies.

Changes in Accounting Policies
On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105—Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on our consolidated results of operations, financial position or cash flows, as our preexisting accounting treatment for such loan commitments was consistent with the provisions of SAB 105.

Item 3.	Quantitative And Qualitative Disclosures About Market Risks

As previously discussed in our 2003 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2004 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Leonard Loventhal Account v. Silverman, et al., C.A. No. 306-N, Court of Chancery for the State of Delaware in and for New Castle County. On or about March 10, 2004, this derivative action was commenced against Henry Silverman, our Chairman and Chief Executive Officer, and the other members of our board of directors asserting claims on our behalf. The complaint in this action alleges that our board members breached their fiduciary duties by approving an employment contract for Mr. Silverman and by allowing us to pay premiums on life insurance policies then in force for Mr. Silverman. The suit seeks equitable relief and compensatory damages in an unspecified amount. Since this action was commenced on our behalf, we are named as a nominal defendant and can only be the beneficiary of any relief awarded in any final disposition. On April 19, 2004, we reached an agreement in principle to settle this action and on May 21, 2004, we entered into a Stipulation of Settlement that is contingent upon Court approval. The Stipulation of Settlement anticipates changes to Mr. Silverman’s existing contract, including changing the expiration date from December 31, 2012 to December 31, 2007; limiting any severance payment to no more than 2.99 times the prior year’s compensation; making a significant portion of Mr. Silverman’s bonus subject to the attainment of certain performance-based earnings per share goals; and reducing the cash compensation portion of a post-employment consulting contract from life to a period of five years. We have given notice to our shareholders of a hearing on August 19, 2004, in the Court of Chancery, at which the parties will request that the Court approve the settlement.

Item 2.	Changes in Securities and Use of Proceeds

(e)	Below is a summary of our Cendant common stock repurchases for the quarter ended June 30, 2004

				Approximate Dollar
			Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased	Paid per Share	Plan (b)	Plan
April 1 – 30, 2004	5,707,614	$24.83	5,707,614	$636,185,037
May 1 – 31, 2004	3,970,000	$22.74	3,970,000	$563,940,397
June 1 – 30, 2004 (a)	5,396,300	$24.08	5,396,300	$491,667,342
Total	15,073,914	$24.01	15,073,914

(a)	Includes 1.2 million shares purchased for which the trade date occurred during June 2004 while settlement occurred in July 2004.

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

On April 20, 2004, we filed a current report on Form 8-K to report under Item 12 our first quarter 2004 financial results.

On April 22, 2004, we filed a current report on Form 8-K to report under Item 5 the results of the proposals presented at our annual meeting held on April 20, 2004.

On May 3, 2004, we filed a current report on Form 8-K to report under Item 5 a revised presentation in our Annual Report on Form 10-K for the year ended December 31, 2003 of our Real Estate Services segment financial information for fiscal years 2003, 2002 and 2001 to reflect a change in our reportable segment structure effective as of the first quarter of 2004.

On June 22, 2004, we filed a current report on Form 8-K to report under Item 5 to report the initial public offering of 100% of the outstanding common stock of our wholly-owned subsidiary, Jackson Hewitt Tax Service Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENDANT CORPORATION

Date: August 2, 2004	/s/ Ronald L. Nelson

Ronald L. Nelson
Chief Financial Officer

Date: August 2, 2004	/s/ Virginia M. Wilson

Virginia M. Wilson
Executive Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004).

10.1	Three Year Asset-Linked Revolving Credit Agreement, dated as of June 17, 2004, among Cendant Corporation, as Borrower, the Lenders referred to therein, Bank of America, N.A., as Administrative Agent and Citicorp USA, Inc., as Syndication Agent, Banc of America Securities LLC and Citigroup Global Markets Inc., as Co-Lead Arrangers and Co-Bookrunners.

10.2	Indenture and Servicing Agreement, dated as of May 27, 2004, by and among Cendant Timeshare 2004-1 Receivables Funding, LLC, as Issuer, and Fairfield Acceptance Corporation—Nevada, as Servicer, and Wachovia Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent.

10.3	Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, among PHH Corporation, as Borrower, the Lenders referred to therein, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., The Bank of Nova Scotia and Calyon New York Branch, as Documentation Agents and JPMorgan Chase Bank., as Administrative Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to PHH Corporation’s Current Report on Form 8-K filed June 30, 2004).

10.4	Amended and Restated Employment Agreement of Richard Smith, dated June 30, 2004.

10.5	Cendant Corporation 2004 Performance Metric Long-term Incentive Plan.

10.6	Cendant Corporation 2003 Long-term Incentive Plan.

10.7	Second Amended and Restated Base Indenture, dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer and The Bank of New York, as Trustee.

10.8	Second Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as a Permitted Nominee and Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Lender.

10.9	Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004, between AESOP Leasing L.P., as Lessor and Cendant Rental Car Group, Inc., as Lessee and as Administrator.

10.10	Series 2004-2 Supplement to the Base Indenture, dated as of February 18, 2004, among Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer and The Bank of New York, as Trustee and as Series 2004-2 Agent.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.