Form 10-Q
period 2004-09-30
CENDANT CORP
filed 2004-11-02
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock was 1,052,838,880 shares as of September 30, 2004.

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

●
our ability to complete the distribution of our mortgage and fleet leasing operations to our shareholders through a tax-free distribution of the common stock of PHH Corporation, our wholly-owned subsidiary;

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

●
filing of bankruptcy by, or the loss of business of, any of our significant customers, including our airline customers, and the ultimate disposition of any such bankruptcy, including the bankruptcy reorganization of UAL Corporation; and

●
changes in laws and regulations, including changes in accounting standards, global distribution services rules, telemarketing and timeshare sales regulations, mortgage and real estate related regulations, state, federal and international tax laws and privacy policy regulation.

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
New York, New York

We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the “Company”) as of September 30, 2004, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and the related consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended; and in our report dated February 25, 2004 (April 29, 2004 as to the effects of the revised segment reporting structure described in Notes 1 and 27, and July 30, 2004 as to the effects of the discontinued operations described in Note 1), we expressed an unqualified opinion (which included an explanatory paragraph with respect to the adoption of the fair value method of accounting for stock-based compensation and the adoption of the consolidation provisions for variable interest entities in 2003, the non-amortization provisions for goodwill and other indefinite-lived intangible assets in 2002, and the modification of the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities in 2001, as discussed in Note 2 to the consolidated financial statements; and an explanatory paragraph with respect to the accounting for Jackson Hewitt as a discontinued operation, as discussed in Note 1 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
October 29, 2004

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Service fees and membership, net	$3,727	$3,503	$10,363	$9,305
Vehicle-related	1,630	1,574	4,449	4,317
Other	6	8	69	49

Net revenues	5,363	5,085	14,881	13,671

Expenses
Operating	2,777	2,621	7,717	7,063
Vehicle depreciation, lease charges and interest, net	667	651	1,882	1,865
Marketing and reservation	517	489	1,514	1,292
General and administrative	347	354	1,122	1,024
Non-program related depreciation and amortization	136	126	395	378
Non-program related interest, net:
Interest expense, net	33	74	184	235
Early extinguishment of debt	–	4	18	58
Acquisition and integration related costs (credits):
Amortization of pendings and listings	5	5	13	12
Other	(9)	15	(3)	30

Total expenses	4,473	4,339	12,842	11,957

Income before income taxes and minority interest	890	746	2,039	1,714
Provision for income taxes	296	252	570	566
Minority interest, net of tax	1	4	6	17

Income from continuing operations	593	490	1,463	1,131
Income (loss) from discontinued operations, net of tax	–	(4)	64	46
Gain on disposal of discontinued operations, net of tax	–	–	198	–

Income before cumulative effect of accounting changes	593	486	1,725	1,177
Cumulative effect of accounting change, net of tax	–	(293)	–	(293)

Net income	$593	$193	$1,725	$884

Earnings per share
Basic
Income from continuing operations	$0.57	$0.48	$1.43	$1.11
Net income	0.57	0.19	1.69	0.87
Diluted
Income from continuing operations	$0.56	$0.47	$1.38	$1.09
Net income	0.56	0.19	1.63	0.85

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,633	$839
Restricted cash	364	448
Receivables, net	1,544	1,665
Deferred income taxes	502	454
Assets of discontinued operations	–	556
Other current assets	812	1,060

Total current assets	4,855	5,022

Property and equipment, net	1,749	1,763
Deferred income taxes	1,848	1,040
Goodwill	10,981	10,716
Other intangibles, net	2,494	2,311
Other non-current assets	830	965

Total assets exclusive of assets under programs	22,757	21,817

Assets under management and mortgage programs:
Program cash	457	542
Mortgage loans held for sale	2,150	2,508
Relocation receivables	761	534
Vehicle-related, net	11,242	10,143
Timeshare-related, net	2,306	1,803
Mortgage servicing rights, net	1,653	1,641
Other	283	468

	18,852	17,639

Total assets	$41,609	$39,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$4,429	$4,668
Current portion of long-term debt	864	1,629
Liabilities of discontinued operations	–	61
Deferred income	809	854

Total current liabilities	6,102	7,212

Long-term debt	3,601	4,373
Deferred income	316	311
Other non-current liabilities	830	883

Total liabilities exclusive of liabilities under programs	10,849	12,779

Liabilities under management and mortgage programs:
Debt	9,607	9,141
Debt due to Cendant Rental Car Funding (AESOP) LLC—related party	5,963	5,644
Deferred income taxes	2,712	1,429
Other	67	277

	18,349	16,491

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	–	–
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,331,645,414 and 1,260,397,204 shares	13	13
Additional paid-in capital	11,752	10,284
Retained earnings	5,918	4,430
Accumulated other comprehensive income	201	209
CD treasury stock, at cost—278,806,534 and 251,553,531 shares	(5,473)	(4,750)

Total stockholders’ equity	12,411	10,186

Total liabilities and stockholders’ equity	$41,609	$39,456

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2004	2003
Operating Activities
Net income	$1,725	$884
Adjustments to arrive at income from continuing operations	(262)	247

Income from continuing operations	1,463	1,131
Adjustments to reconcile income from continuing operations to net cash provided by operating activities exclusive of management and mortgage programs:
Non-program related depreciation and amortization	395	378
Amortization of pendings and listings	13	12
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(13)	47
Income taxes and deferred income taxes	480	658
Accounts payable and other current liabilities	(119)	(236)
Deferred income	(58)	(98)
Proceeds from (payments for) termination of fair value hedges	(9)	200
Other, net	88	215

Net cash provided by operating activities exclusive of management and mortgage programs	2,240	2,307

Management and mortgage programs:
Vehicle depreciation	1,571	1,519
Amortization and impairment of mortgage servicing rights	386	735
Net gain on mortgage servicing rights and related derivatives	(70)	(150)
Origination of timeshare-related assets	(848)	(554)
Principal collection of investment in timeshare-related assets	462	693
Origination of mortgage loans	(28,772)	(53,168)
Proceeds on sale of and payments from mortgage loans held for sale	29,137	52,100
Other	(12)	23

	1,854	1,198

Net cash provided by operating activities	4,094	3,505

Investing Activities
Property and equipment additions	(311)	(307)
Net assets acquired, net of cash acquired, and acquisition-related payments	(443)	(234)
Proceeds received on asset sales	30	120
Proceeds from dispositions of businesses, net of transaction-related payments	821	–
Other, net	42	90

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	139	(331)

Management and mortgage programs:
Decrease in program cash	87	66
Investment in vehicles	(9,270)	(9,134)
Payments received on investment in vehicles	6,875	7,230
Equity advances on homes under management	(3,565)	(4,439)
Repayment of advances on homes under management	3,503	4,383
Additions to mortgage servicing rights	(401)	(819)
Cash received on derivatives related to mortgage servicing rights, net	132	273
Other, net	54	32

	(2,585)	(2,408)

Net cash used in investing activities	(2,446)	(2,739)

Financing Activities
Proceeds from borrowings	26	2,588
Principal payments on borrowings	(1,353)	(3,215)
Issuances of common stock	1,347	247
Repurchases of common stock	(1,153)	(710)
Payment of dividends	(237)	–
Other, net	(22)	(86)

Net cash used in financing activities exclusive of management and mortgage programs	(1,392)	(1,176)

Management and mortgage programs:
Proceeds from borrowings	12,145	22,570
Principal payments on borrowings	(11,679)	(21,041)
Net change in short-term borrowings	50	(276)
Other, net	(21)	(10)

	495	1,243

Net cash provided by (used in) financing activities	(897)	67

Effect of changes in exchange rates on cash and cash equivalents	5	(10)
Cash provided by discontinued operations	38	56

Net increase in cash and cash equivalents	794	879
Cash and cash equivalents, beginning of period	839	125

Cash and cash equivalents, end of period	$1,633	$1,004

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

●
Hospitality Services—sells and develops vacation ownership interests, provides consumer financing to individuals purchasing these interests, facilitates the exchange of vacation ownership interests, franchises eight lodging brands and markets vacation rental properties in Europe.

●	Travel Distribution Services—provides primarily global distribution services for the travel industry and travel agency services.

●	Vehicle Services—operates and franchises the Company’s vehicle rental brands and provides commercial fleet management and fuel card services.

●	Marketing Services (formerly, Financial Services)—provides insurance, membership, loyalty and enhancement products and services to financial institutions and other partners and their customers.

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

On June 25, 2004, the Company completed an initial public offering (“IPO”) for the sale of 100% of its ownership interest in Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”). Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the account balances and activities of Jackson Hewitt have been segregated and reported as a discontinued operation for all periods presented. See Note 4—Discontinued Operations for a more detailed discussion.

Recently Issued Accounting Pronouncement
In September 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), which requires that diluted earnings per share include the dilutive effect of any contingently convertible debt securities regardless of whether the market price trigger had been satisfied during the period. The Company is required to adopt the provisions of EITF 04-8 as of December 31, 2004 and is also required to restate prior period diluted earnings per share for convertible debt securities that were outstanding during such periods and not ultimately settled in cash or modified prior to December 31, 2004. The Company is currently assessing the impact of adopting EITF 04-8.

 Change in Accounting Policy
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

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from continuing operations	$593	$490	$1,463	$1,131
Income (loss) from discontinued operations	–	(4)	64	46
Gain on disposal of discontinued operations	–	–	198	–
Cumulative effect of accounting change	–	(293)	–	(293)

Net income	$593	$193	$1,725	$884

Basic weighted average shares outstanding	1,036	1,013	1,024	1,019
Stock options, warrants and non-vested shares	28	26	32	20
Convertible debt (*)	–	–	3	–

Diluted weighted average shares outstanding	1,064	1,039	1,059	1,039

Earnings per share:
Basic
Income from continuing operations	$0.57	$0.48	$1.43	$1.11
Income from discontinued operations	–	–	0.06	0.04
Gain on disposal of discontinued operations	–	–	0.20	–
Cumulative effect of accounting change	–	(0.29)	–	(0.28)

Net income	$0.57	$0.19	$1.69	$0.87

Diluted
Income from continuing operations	$0.56	$0.47	$1.38	$1.09
Income from discontinued operations	–	–	0.06	0.04
Gain on disposal of discontinued operations	–	–	0.19	–
Cumulative effect of accounting change	–	(0.28)	–	(0.28)

Net income	$0.56	$0.19	$1.63	$0.85

(*)
In the nine months ended September 30, 2004, amount represents the dilutive impact of the Company’s zero coupon senior convertible contingent notes for the period during which the contingency provisions were satisfied (January 1 through February 13, 2004). The impact of the conversion on February 13, 2004 into shares of Cendant common stock is reflected within basic weighted average shares outstanding from the conversion date forward (22 million and 19 million shares in the three and nine months ended September 30, 2004, respectively). The Company has additional contingently convertible debt securities, which have been excluded from the computation of weighted average shares outstanding as the related contingency provisions were not met during the respective periods. For the three and nine months ended September 30, 2004 and 2003, the Company’s 3 7/8% convertible senior debentures, which may convert into as many as 33.4 million shares of Cendant common stock, are not reflected in basic or diluted weighted average shares outstanding. Additionally, basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2003 did not reflect the potential issuance of 22 million shares relating to the then-outstanding balance of the Company’s zero coupon senior convertible contingent notes (which were converted into shares of Cendant stock in February 2004). See Note 9—Long-term Debt and Borrowing Arrangements for more information regarding these contingently convertible debt securities.

The following table summarizes the Company’s outstanding common stock equivalents that were antidilutive and therefore excluded from the computation of diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Options (a)	24	94	24	121
Warrants (b)	–	2	–	2
Upper DECS (c)	19	40	32	40

(a)
The overall decrease in antidilutive options for the three and nine months ended September 30, 2004 principally reflects a reduction in the total number of options outstanding from 205 million at September 30, 2003 to 156 million at September 30, 2004. The weighted average exercise price for antidilutive options for the three months ended September 30, 2004 and 2003 was $29.71 and $22.57, respectively. The weighted average exercise price for antidilutive options for the nine months ended September 30, 2004 and 2003 was $29.73 and $21.44, respectively.

(b)	The weighted average exercise price for antidilutive warrants for the three and nine months ended September 30, 2003 was $21.31.

(c)
Represents the shares that were issuable under the forward purchase contract component of the Company’s Upper DECS securities prior to the settlement of such securities on August 17, 2004, at which time the Company issued 38 million shares of Cendant common stock. The impact of this share issuance is included in basic EPS from the settlement date forward (19 million and 6 million in the three and nine months ended September 30, 2004, respectively). However, the remaining shares that were issued on August 17, 2004 (19 million and 32 million in the three and nine months ended September 30, 2004, respectively) are not included in the diluted EPS calculation, as the Upper DECS were antidilutive during such periods (since the appreciation price of $28.42 was greater than the average price of Cendant common stock). These securities were also antidilutive and excluded from the calculations of diluted EPS for 2003, at which time the Company expected to issue approximately 40 million shares of Cendant common stock based upon the then-current price of such stock.

3.	Acquisitions

Pending Acquisition
Orbitz, Inc. On September 29, 2004, the Company announced that it had entered into a definitive agreement to acquire all the shares of Orbitz, Inc. (“Orbitz”), an online travel company, for $27.50 per share in cash, or approximately $1.0 billion (net of cash acquired), in the aggregate plus transaction costs and expenses. The acquisition is subject to certain conditions, including the successful completion of a tender offer and regulatory approval. The Company currently expects to complete the acquisition during the fourth quarter of 2004.

Consummated 2004 Acquisitions
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

Sotheby’s International Realty. On February 17, 2004, the Company acquired the domestic residential real estate brokerage operations of Sotheby’s International Realty and obtained the rights to create a Sotheby’s International Realty franchise system pursuant to an agreement to license the Sotheby’s International Realty brand in exchange for a license fee to Sotheby’s Holdings, Inc., the former parent of Sotheby’s International Realty. Such license agreement has a 50-year initial term and a 50-year renewal option. The total cash purchase price for these transactions was approximately $100 million. These transactions resulted in goodwill (based on the preliminary allocation of the purchase price) of $48 million, all of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Real Estate Franchise and Operations segment.

First Fleet Corporation. On February 27, 2004, the Company acquired First Fleet Corporation (“First Fleet”), a national provider of fleet management services to companies that maintain private truck fleets, for approximately $30 million in cash. This acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $18 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Vehicle Services segment.

Landal GreenParks. On May 5, 2004, the Company acquired Landal GreenParks (“Landal”), a Dutch vacation rental company that specializes in the rental of privately owned vacation homes located in European holiday parks, for approximately $78 million in cash, net of cash acquired of $22 million. As part of this acquisition, the Company also assumed approximately $78 million of debt. This acquisition did not result in any goodwill (based on the preliminary allocation of the purchase price as of September 30, 2004).

Other. During 2004, the Company also acquired 15 other real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for approximately $68 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $60 million that was assigned to the Company’s Real Estate Franchise and Operations segment. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. In addition, the Company acquired 22 other individually non-significant businesses during 2004 for aggregate consideration of approximately $107 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $90 million that was assigned to the Company’s Travel Distribution Services ($52 million), Vehicle Services ($33 million) and Mortgage Services ($5 million) segments. These acquisitions were not significant to the Company’s results of operations, financial position or cash flows.

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

	Personnel	Contract	Facility
	Related	Termination	Related	Total
Cost and balance at December 31, 2002	$35	$6	$7	$48
Cash payments	(28)	–	(4)	(32)
Additions	6	–	14	20

Balance at December 31, 2003	13	6	17	36
Cash payments	(8)	(6)	(6)	(20)
Other reductions	(1)	–	(1)	(2)

Balance at September 30, 2004	$4	$–	$10	$14

The principal cost reduction opportunity resulting from these exit activities is the relocation of the corporate headquarters of Budget. In connection with this initiative, the Company has relocated selected Budget employees, terminated other Budget employees and abandoned certain facilities primarily related to reservation processing and administrative functions. As a result, the Company incurred severance and other personnel costs related to the termination or relocation of employees, as well as facility-related costs primarily representing future lease payments for abandoned facilities. The adjustments recorded during 2003 represent the finalization of estimates made at the time of acquisition. The Company formally communicated the termination of employment to approximately 1,800 employees, representing a wide range of employee groups, and as of September 30, 2004, the Company had terminated substantially all of these employees. The Company anticipates that the majority of the remaining facility-related costs will be paid through 2007.

Acquisition and Integration Related Costs
During third quarter 2004, the Company recorded a net credit of $4 million in connection with acquisition and integration related costs, which comprised a $12 million reversal of a previously established accrual, partially offset by $5 million of non-cash amortization expense relating to the contractual pendings and listings intangible asset and $3 million of costs primarily associated with the integration of Budget’s information technology systems with the Company’s platform and the integration of real estate brokerages acquired by NRT. The $12 million reversal represents the termination of a lease on more favorable terms than originally anticipated. The nine month results for 2004 further reflect an additional $8 million of non-cash amortization of the contractual pendings and listings intangible asset and an additional $6 million of costs primarily related to the integration of Budget’s information technology systems with the Company’s platform and the integration of real estate brokerages acquired by NRT.

During the three and nine months ended September 30, 2003, the Company incurred $20 million and $42 million, respectively, of acquisition and integration related costs, of which $5 million and $12 million, respectively, represented the non-cash amortization of the contractual pendings and listings intangible asset. The remaining costs ($15 million and $30 million during the three and nine months ended September 30, 2003, respectively) primarily related to the integration of Budget’s information technology systems with the Company’s platform and revisions to the Company’s original estimate of costs to exit a facility in connection with its decision to outsource its data operations in 2001.

4.	Discontinued Operations

As previously discussed in Note 1, on June 25, 2004, the Company completed the IPO of its tax preparation business, Jackson Hewitt, a then wholly-owned subsidiary of the Company within its former Financial Services segment (which was renamed as the Marketing Services segment upon the completion of the IPO). In connection with the IPO, the Company received $772 million in cash, net of transaction-related costs, and recorded an after-tax gain of $198  million.

Summarized statement of income data for Jackson Hewitt consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	$–	$12	$194	$171

Income (loss) from discontinued operations:
Income (loss) before income taxes	$–	$(7)	$106	$76
Provision (benefit) for income taxes	–	(3)	42	30

Income (loss) from discontinued operations, net of tax	$–	$(4)	$64	$46

Gain on disposal of discontinued operations:
Gain on disposal of discontinued operations			$251
Provision for income taxes			53

Gain on disposal of discontinued operations, net of tax			$198

Summarized balance sheet data for Jackson Hewitt consisted of:

December 31,
2003
Assets of discontinued operations:
Current assets	$12
Property and equipment, net	40
Goodwill	403
Other assets	101

Total assets of discontinued operations	$556

Liabilities of discontinued operations:
Current liabilities	$21
Other liabilities	40

Total liabilities of discontinued operations	$61

5.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2004			As of December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets
Franchise agreements	$1,141	$357	$784	$1,141	$330	$811
Customer lists	557	161	396	543	149	394
Pendings and listings	8	7	1	22	17	5
Other	217	53	164	139	41	98

	$1,923	$578	$1,345	$1,845	$537	$1,308

Unamortized Intangible Assets
Goodwill	$10,981			$10,716

Trademarks (*)	$1,149			$1,003

(*)
The change in the balance at September 30, 2004 principally reflects the Company’s purchase of Marriott International Inc.’s interest in Two Flags Joint Venture LLC in April 2004, which provided the Company with the exclusive rights to the domestic Ramada and Days Inn trademarks.

The changes in the carrying amount of goodwill were as follows:

		Goodwill		Adjustments		Foreign
	Balance at	Acquired		to Goodwill		Exchange	Balance at
	January 1,	during		Acquired		and	September 30,
	2004	2004		during 2003		Other	2004
Real Estate Franchise and Operations	$2,696	$108	(a)	$13	(b)	$2	$2,819
Mortgage Services	80	5	(b)	–		–	85
Hospitality Services	2,514	–		–		22	2,536
Travel Distribution Services	2,555	52	(c)	8	(f)	(3)	2,612
Vehicle Services	2,653	51	(d)	–		–	2,704
Marketing Services	218	7	(e)	–		–	225

Total Company	$10,716	$223		$21		$21	$10,981

(a)	Relates to the acquisitions of Sotheby’s International Realty and real estate brokerages by NRT (January 2004 and forward).

(b)	Relates to the acquisitions of real estate brokerages by NRT (April 2003 and forward).

(c)	Primarily relates to the acquisition of Flairview Travel (April 2004).

(d)	Primarily relates to the acquisitions of First Fleet and Budget licensees (February 2004 and forward).

(e)	Relates to the acquisition of TLS.

(f)	Primarily relates to the acquisition of Travel 2/Travel 4 (November 2003).

Amortization expense relating to all intangible assets, excluding mortgage servicing rights (See Note 6—Mortgage Activities), was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Franchise agreements	$9	$9	$27	$27
Customer lists	9	9	27	26
Pendings and listings	5	5	13	12
Other	7	2	15	8

Total	$30	$25	$82	$73

Based on the Company’s amortizable intangible assets (excluding mortgage servicing rights) as of September 30, 2004, the Company expects related amortization expense for the remainder of 2004 and the five succeeding fiscal years to approximate $20 million, $80 million, $80 million, $70 million, $60 million and $50 million, respectively.

6.	Mortgage Activities

The activity in the Company’s residential mortgage loan servicing portfolio consisted of:

	Nine Months Ended
	September 30,
	2004	2003
Balance, January 1,	$136,427	$114,079
Additions	27,327	53,858
Payoffs/curtailments	(24,656)	(46,365)
Purchases, net	5,616	11,354

Balance, September 30, (*)	$144,714	$132,926

(*)
Does not include approximately $2.6 billion and $2.1 billion of home equity loans serviced by the Company as of September 30, 2004 and 2003, respectively. The weighted average note rate on all the underlying mortgages within the Company’s servicing portfolio was 5.3% and 5.4% as of September 30, 2004 and 2003, respectively.

Approximately $6.6 billion (approximately 5%) of loans within the Company’s servicing portfolio as of September 30, 2004 were sold with recourse. The majority of the loans sold with recourse (approximately $6.0 billion of the $6.6 billion) represents sales under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of the mortgage loans. For these loans, the Company records an allowance for estimated losses, which is determined based upon the Company’s history of actual loss experience under the program. Such allowance and the related activity is not significant to the Company’s results of operations or financial position.

The activity in the Company’s capitalized mortgage servicing rights (“MSR”) asset consisted of:

	Nine Months Ended
	September 30,
	2004	2003
Balance, January 1,	$2,015	$1,883
Additions, net	401	819
Changes in fair value	–	66
Amortization	(230)	(578)
Sales	(4)	(11)
Permanent impairment	(11)	(315)

Balance, September 30,	2,171	1,864

Valuation Allowance
Balance, January 1,	(374)	(503)
Provision for impairment	(156)	(157)
Reductions	1	4
Permanent impairment	11	315

Balance, September 30,	(518)	(341)

Mortgage Servicing Rights, net	$1,653	$1,523

The MSR asset is subject to substantial interest rate risk as the mortgage notes underlying the asset permit the borrowers to prepay the loans. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company primarily uses a combination of derivative instruments to offset expected changes in fair value of its MSR asset that could affect reported earnings. Beginning in 2004, the Company designated the full change in fair value of its MSR asset as the hedged risk and, as a result, discontinued hedge accounting treatment until such time that the documentation required to support the assessment of hedge effectiveness on a full fair value basis could be completed. During the nine months ended September 30, 2004 all of the derivatives associated with the MSR asset were designated as freestanding derivatives.

The net activity in the Company’s derivatives related to mortgage servicing rights consisted of:

	Nine Months Ended
	September 30,
	2004	2003
Net balance, January 1, (*)	$85	$385
Additions, net	422	288
Changes in fair value	70	84
Sales/proceeds received	(554)	(561)

Net balance, September 30, (*)	$23	$196

(*)
At January 1, 2004, the net balance represents the gross asset of $316 million net of the gross liability of $231 million. At September 30, 2004, the net balance represents the gross asset of $71 million net of the gross liability of $48 million. The gross asset and liability amounts are recorded within other assets under management and mortgage programs and other liabilities under management and mortgage programs, respectively, on the Company’s Consolidated Condensed Balance Sheets.

The net impact to the Company’s Consolidated Condensed Statements of Income resulting from changes in the fair value of the Company’s MSR asset and the related derivatives was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Adjustment of MSR asset under hedge accounting	$–	$193	$–	$66
Net gain (loss) on derivatives related to MSR asset	240	(175)	70	84

Net gain	240	18	70	150
Provision for MSR asset valuation allowance	(249)	–	(156)	(157)

Net impact	$(9)	$18	$(86)	$(7)

Based upon the composition of the portfolio as of September 30, 2004 (and other assumptions regarding interest rates and prepayment speeds), the Company expects MSR amortization expense for the remainder of 2004 and the five succeeding fiscal years to approximate $90 million, $320 million, $270 million, $230 million, $190 million and $160 million, respectively. As of September 30, 2004, the MSR portfolio had a weighted average life of approximately 5.1 years.

7.	Vehicle Rental and Leasing Activities

The components of the Company’s vehicle-related assets under management and mortgage programs are as follows:

	As of September 30,		As of December 31,
	2004		2003
	Rental	Leasing	Rental	Leasing
Rental vehicles	$6,831	$–	$6,177	$–
Vehicles under open-end operating leases	–	6,147	–	5,429
Vehicles under closed-end operating leases	–	178	–	156

Vehicles held for rental/leasing	6,831	6,325	6,177	5,585
Vehicles held for sale	81	2	58	13

	6,912	6,327	6,235	5,598
Less: Accumulated depreciation	(650)	(2,778)	(525)	(2,323)

Total investment in vehicles, net	6,262	3,549	5,710	3,275
Plus: Investment in Cendant Rental Car Funding (AESOP) LLC	339	–	361	–
Plus: Receivables under direct financing leases	–	135	–	129
Plus: Fuel card related receivables	–	414	–	282
Plus: Receivables from manufacturers	543	–	386	–

Total vehicle-related, net	$7,144	$4,098	$6,457	$3,686

The components of vehicle depreciation, lease charges and interest, net are summarized below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
	Rental	Leasing	Rental	Leasing	Rental	Leasing	Rental	Leasing
Depreciation expense	$253	$297	$258	$272	$702	$869	$702	$817
Interest expense, net	65	29	73	22	194	79	197	65
Lease charges	15	–	9	–	42	–	41	–
(Gain) loss on sales of vehicles, net	9	(1)	17	–	(2)	(2)	43	–

Total	$342	$325	$357	$294	$936	$946	$983	$882

8.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2004	2003
Accounts payable	$1,203	$1,142
Accrued payroll and related	643	672
Acquisition and integration-related	280	332
Income taxes payable	564	588
Other	1,739	1,934

	$4,429	$4,668

9.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

		As of	As of
	Maturity	September 30,	December 31,
	Date	2004	2003
Term notes:
11% senior subordinated notes (a)	n/a	$–	$333
6 7/8% notes	August 2006	849	849
4.89% notes (b)	August 2006	100	–
6 1/4% notes	January 2008	797	797
6 1/4% notes	March 2010	349	348
7 3/8% notes	January 2013	1,191	1,190
7 1/8% notes	March 2015	250	250
Contingently convertible debt securities:
Zero coupon senior convertible contingent notes (c)	n/a	–	430
Zero coupon convertible debentures	n/a	–	7
3 7/8% convertible senior debentures (d)	November 2004 (*)	804	804
Other:
Net hedging gains (e)		28	31
Other		97	100

Total long-term debt, excluding Upper DECS		4,465	5,139
Less: Current portion (f)		864	1,629

Long-term debt, excluding Upper DECS		3,601	3,510
Upper DECS (b)		–	863

Long-term debt, including Upper DECS		$3,601	$4,373

(*)	Indicates earliest mandatory redemption date.

(a)	The Company redeemed these notes on May 3, 2004 for $345 million in cash, including accrued interest.

(b)
On May 10, 2004, the Company’s outstanding 6.75% senior notes that formed a part of the Upper DECS were successfully remarketed. Accordingly, the interest rate was reset to 4.89%. The Company did not receive any proceeds from the remarketing. Rather, the proceeds generated from the remarketing were utilized to purchase a portfolio of U.S. Treasury securities, which was pledged to the Company as collateral for the forward purchase contracts that also formed a part of the Upper DECS and that required holders of the Upper DECS to purchase shares of Cendant common stock on August 17, 2004. In connection with such remarketing, the Company purchased and retired $763 million of the senior notes for $778 million in cash and recorded a loss of $18 million on the early extinguishment.

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

(d)	The Company intends to redeem these securities in fourth quarter 2004 (see Note 16—Subsequent Events).

(e)
As of September 30, 2004, the balance represents $162 million of realized gains resulting from the termination of interest rate hedges, which will be amortized by the Company as a reduction to future interest expense. Such gains were partially offset by $134 million of mark-to-market adjustments on current interest rate hedges. As of December 31, 2003, the balance represented $201 million of realized gains resulting from the termination of interest rate hedges, which were partially offset by $170 million of mark-to-market adjustments on other interest rate hedges.

(f)
The balance as of September 30, 2004 includes the $804 million 3 7/8% convertible senior debentures. The balance as of December 31, 2003 included the $333 million 11% senior subordinated notes, the $430 million zero coupon senior convertible contingent notes, the $7 million zero coupon convertible debentures and the $804 million 3 7/8% convertible senior debentures.

Aggregate maturities of debt based upon maturity or earliest mandatory redemption dates are as follows:

As of
September 30,
2004
Within 1 year (a)	$864
Between 1 and 2 years	967
Between 2 and 3 years	46
Between 3 and 4 years	800
Between 4 and 5 years	1
Thereafter	1,787

$4,465

(a)	Includes $804 million related to the 3 7/8% convertible senior debentures, which may be converted into shares of Cendant common stock rather than be redeemed in cash if holders make such election.

3 7/8% Convertible Senior Debentures Call Spread Options
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

At September 30, 2004, the credit facilities available to the Company at the corporate level included:

			Letters of
	Total	Borrowings	Credit Issued	Available
	Capacity	Outstanding	and Outstanding	Capacity
Maturing in December 2005 (a)	$2,900	$–	$1,226	$1,674
Maturing in July 2009 (b)	203	–	203	–

(a)	The Company has the ability to issue an additional $524 million of letters of credit under this facility.

(b)	Represents a separate letter of credit facility, which was entered into by the Company in third quarter 2004.

As of September 30, 2004, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

At September 30, 2004, the Company was in compliance with all financial covenants of its material debt instruments and credit facilities.

10.	Debt Under Management and Mortgage Programs and Borrowing Arrangements

Debt under management and mortgage programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) consisted of:

	As of	As of
	September 30,	December 31,
	2004	2003
Asset-Backed Debt:
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (a)	$5,963	$5,644
Other	841	651
Vehicle management program (b)	3,391	3,118
Mortgage program (c)	1,305	1,651
Timeshare program (d)	1,391	1,109
Relocation program	400	400
Vacation rental program (e)	77	–

	13,368	12,573

Unsecured Debt:
Term notes	1,848	1,916
Commercial paper	125	164
Other	229	132

	2,202	2,212

Total debt under management and mortgage programs	$15,570	$14,785

(a)
The change in the balance at September 30, 2004 principally reflects the issuance of term notes at various interest rates to support the acquisition of vehicles used in the Company’s vehicle rental business.

(b)	The change in the balance at September 30, 2004 principally reflects debt assumed in connection with the Company’s acquisition of First Fleet (see Note 3—Acquisitions).

(c)	The change in the balance at September 30, 2004 primarily reflects the January 2004 repayment of $350 million of medium-term notes.

(d)
The change in the balance at September 30, 2004 primarily reflects borrowings under an asset-linked facility to support the creation of consumer notes receivable and the acquisition of timeshare properties related to the Company’s timeshare development business, which replaced a $275 million term loan with $219 million outstanding as of December 31, 2003. Borrowings under the Company’s asset-linked facility represent bank debt with a three-year term bearing interest at a rate of LIBOR plus 62.5 basis points, based on the Company’s current credit ratings.

(e)	This amount represents debt under management and mortgage programs assumed in connection with the acquisition of Landal (see Note 3—Acquisitions).

The following table provides the contractual maturities for debt under management and mortgage programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) at September 30, 2004 (except for notes issued under the Company’s vehicle management and certain of the Company’s timeshare programs, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
Within 1 year	$2,979	$574	$3,553
Between 1 and 2 years	4,460	6	4,466
Between 2 and 3 years	2,347	184	2,531
Between 3 and 4 years	1,709	432	2,141
Between 4 and 5 years	1,384	183	1,567
Thereafter	489	823	1,312

	$13,368	$2,202	$15,570

As of September 30, 2004, available funding under the Company’s asset-backed debt programs and committed credit facilities (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) related to the Company’s management and mortgage programs consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity
Asset-Backed Funding Arrangements (a)
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (b)	$7,348	$5,963	$1,385
Other (c)	1,139	841	298
Vehicle management program (d)	3,826	3,391	435
Mortgage program (e)	3,116	1,305	1,811
Timeshare program (f)	2,253	1,391	862
Relocation program (g)	600	400	200
Vacation rental program	77	77	–

	18,359	13,368	4,991

Committed Credit Facilities (h)
Maturing in June 2007	1,250	–	1,250

	$19,609	$13,368	$6,241

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $6.0 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $3.9 billion of leased vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $1.4 billion of underlying mortgage loans and related assets.

(f)	The outstanding debt is collateralized by approximately $2.5 billion of timeshare-related assets. Borrowings under the Company’s asset-linked facility ($425 million) are also recourse to Cendant.

(g)	The outstanding debt is collateralized by $561 million of underlying relocation receivables and related assets.

(h)	These committed credit facilities were entered into by and are for the exclusive use of PHH Corporation (“PHH”), a subsidiary of the Company.

As of September 30, 2004, the Company also had $874 million of availability for public debt issuances under a shelf registration statement at its PHH subsidiary.

At September 30, 2004, the Company was in compliance with all financial covenants of its material debt instruments and credit facilities related to management and mortgage programs.

11.	Commitments and Contingencies

The June 1999 disposition of the Company’s fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service (“IRS”) has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If upon final determination, the transaction is not considered a tax-free reorganization, the Company may have to record a tax charge of up to $270 million, depending upon certain factors. Any cash payments that would be made in connection with this charge are not expected to be significant, as the Company would use its net operating losses as an offset to the charge. Notwithstanding the IRS interpretive ruling and the inherent difficulties in predicting a final outcome, the Company believes that based upon the facts and analysis of the tax law, it is more likely than not that its position would be sustained upon litigation of the matter.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $70 million recorded on its Consolidated Condensed Balance Sheet as of September 30, 2004 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to contract disputes, securities, business practices, environmental issues and other commercial, employment and tax matters. Based on currently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial position or cash flows. However, litigation is inherently unpredictable and, although the Company believes that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.

12.	Stockholders’ Equity

Dividend Payments
The Company paid quarterly cash dividends of $0.07 on both March 16, 2004 and June 15, 2004 and of $0.09 on September 14, 2004 ($237 million in the aggregate during the nine months ended September 30, 2004).

Share Repurchases
During the nine months ended September 30, 2004, the Company used $669 million of available cash and $484 million of proceeds primarily received in connection with option exercises to repurchase $1,153 million (approximately 50 million shares) of Cendant common stock under its common stock repurchase program. During the nine months ended September 30, 2003, the Company used $463 million of available cash and $247 million of proceeds primarily received in connection with option exercises to repurchase $710 million (approximately 46 million shares) of Cendant common stock under its common stock repurchase program.

Share Issuances
As previously discussed in Note 9—Long-term Debt and Borrowing Arrangements, during first quarter 2004, the Company announced its intention to redeem its $430 million outstanding zero coupon senior convertible contingent notes for cash. As a result, holders had the right to convert their notes into shares of Cendant common stock. Virtually all holders elected to convert their notes. Accordingly, the Company issued approximately 22 million shares in exchange for approximately $430 million in notes (carrying value) during February 2004. The Company used the cash that otherwise would have been used to redeem these notes to repurchase shares in the open market.

On August 17, 2004, the forward purchase contracts that formed a portion of the Company’s Upper DECS securities settled pursuant to the terms of such contracts. Accordingly, the Company issued approximately 38 million shares in exchange for $863 million in cash and recorded an increase of $863 million to stockholders’ equity.

Comprehensive Income

The components of comprehensive income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$593	$193	$1,725	$884
Other comprehensive income:
Currency translation adjustments	35	10	15	78
Unrealized gains (losses), net of tax:
Cash flow hedges	(17)	17	16	27
Available-for-sale securities	(5)	43	(11)	39
Reclassification of realized holding gains, net of tax	(3)	–	(28)	–

Total comprehensive income	$603	$263	$1,717	$1,028

The after-tax components of accumulated other comprehensive income are as follows:

			Unrealized
		Unrealized	Gains (Losses)	Minimum	Accumulated
	Currency	Gains (Losses)	on Available-	Pension	Other
	Translation	on Cash Flow	for-Sale	Liability	Comprehensive
	Adjustments	Hedges	Securities	Adjustment	Income (Loss)
Balance, January 1, 2004	$224	$(3)	$46	$(58)	$209
Current period change	15	16	(39)	–	(8)

Balance, September 30, 2004	$239	$13	$7	$(58)	$201

All components of accumulated other comprehensive income are net of tax except for currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

13.	Stock-Based Compensation

On January 1, 2003, the Company began applying the fair value method of accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the Company recorded pre-tax stock-based compensation expense of $16 million and $30 million during the three and nine months ended September 30, 2004, respectively, and $6 million and $11 million during the three and nine months ended September 30, 2003, respectively. Such compensation expense relates principally to restricted stock units granted to employees. As of September 30, 2004, approximately 17 million restricted stock units, with a weighted average grant price of $20.82, were outstanding. The related deferred compensation balance, which is recorded as a reduction to additional paid-in-capital on the Consolidated Condensed Balance Sheets, approximated $321 million and $73 million at September 30, 2004 and December 31, 2003, respectively. This deferred compensation balance will be amortized to expense over the remaining vesting period of the restricted stock units. However, the deferred compensation balance that was recorded during 2004 relates entirely to restricted stock units that have vesting provisions that are linked to the Company’s financial performance. To the extent that the required performance metrics are not achieved, the underlying restricted stock units will not vest and the deferred compensation balance and related expense would be reversed. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied by the Company to all employee stock awards granted (including those granted prior to January 1, 2003 for which the Company has not recorded compensation expense):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Reported net income	$593	$193	$1,725	$884
Add back: Stock-based employee compensation expense included in reported net income, net of tax	10	4	19	7
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax (a)	(10)	(14)	(21)	(37)

Pro forma net income	$593	$183	$1,723	$854

Net income per share:
Reported
Basic	$0.57	$0.19	$1.69	$0.87
Diluted	0.56	0.19	1.63	0.85
Pro Forma
Basic	$0.57	$0.18	$1.68	$0.84
Diluted	0.56	0.18	1.63	0.82

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

During 2003, Cendant performed a strategic review of the TRL Group membership business, Cendant’s existing membership business and Cendant’s loyalty/insurance marketing business, which provides enhancement packages for financial institutions and marketing for accidental death and dismemberment insurance and certain other insurance products. Upon completion of such review, Cendant concluded that it could achieve certain revenue and expense synergies by combining its loyalty/insurance marketing business with the new-member marketing performed by TRL Group. Additionally, as a result of the adoption of FIN 46, the Company began consolidating the results of TRL Group since July 1, 2003 even though it did not have managerial control of the entity. Therefore, in an effort to achieve the revenue and expense synergies identified in Cendant’s strategic review and to obtain managerial control over an entity whose results were being consolidated, Cendant and TRL Group agreed to amend their contractual relationship by terminating the contractual rights, intellectual property license and third party administrator arrangements that Cendant had previously entered into with TRL Group in 2001.

In connection with this new relationship, Cendant (i) terminated leases of Cendant assets by TRL Group, (ii) terminated the original third party administration agreement, (iii) entered into a new third party administration agreement whereby Cendant will perform fulfillment services for TRL Group, (iv) leased certain TRL Group fixed assets from TRL Group, (v) offered employment to substantially all of TRL Group’s employees and (vi) entered into other incidental agreements. These contracts were negotiated on an arm’s-length basis and have terms that Cendant’s management believes are reasonable from an economic standpoint and consistent with what management would expect from similar arrangements with non-affiliated parties. None of these agreements had an impact on the Company’s Consolidated Condensed Financial Statements as the Company continues to consolidate TRL Group subsequent to this transaction. In connection with the TRL Group transaction, the parties agreed to liquidate and dissolve TRL Group in an orderly fashion when and if the number of TRL Group members decreases below 1.3 million, provided that such dissolution may not occur prior to January 2007. Cendant paid $13 million in cash on January 30, 2004 for the contract termination, regained exclusive access to the various tradenames, trademarks, logos, service marks and other intellectual property that it had previously licensed to TRL Group for its use in marketing to new members and now has managerial control of TRL Group through its majority representation on the TRL Group board of directors. TRL Group will continue to service and collect membership fees from its members to whom it marketed through January 29, 2004, including their renewals. Cendant will provide fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) for TRL Group’s members in exchange for a servicing fee. TRL Group will no longer have the ability to market to new members; rather, Cendant now markets to new members under the Trilegiant tradename. Immediately following consummation of this transaction, Cendant owned approximately 43% of TRL Group on a fully diluted basis and as of September 30, 2004, Cendant’s equity ownership interest in TRL Group approximated 45% on a fully diluted basis.

On January 30, 2004, TRL Group had net deferred tax assets of approximately $121 million, which were mainly comprised of net operating loss carryforwards expiring in years 2021, 2022 and 2023. These deferred tax assets were fully reserved for by TRL Group through a valuation allowance, as TRL Group had not been able to demonstrate future profitability due to the large marketing expenditures it incurred (new member marketing has historically been TRL Group’s single largest expenditure). However, given the fact that TRL Group will no longer incur marketing expenses (as they no longer have the ability to market to new members as a result of this transaction), TRL Group now believes that it is more likely than not that it will generate sufficient taxable income (as it will continue to recognize revenue from TRL Group’s existing membership base in the form of renewals and the lapsing of the refund privilege period) to utilize its net operating loss carryforwards within the statutory periods. Accordingly, TRL Group reversed the entire valuation allowance of $121 million in January 2004, which resulted in a reduction to the Company’s consolidated tax provision during the nine months ended September 30, 2004 of $121 million, with a corresponding increase in consolidated net income. The $13 million cash payment the Company made to TRL Group was also recorded by the Company as a component of its provision for income taxes line item on the Consolidated Condensed Statement of Income for the nine months ended September 30, 2004 and partially offsets the $121 million reversal of TRL Group’s valuation allowance.

During the three and nine months ended September 30, 2004 (periods during which TRL Group is consolidated), TRL Group contributed revenues of $135 million and $377 million, respectively, and expenses of $60 million and $231 million, respectively (on a stand-alone basis before eliminations of intercompany entries in consolidation). Reflected within such amounts is $34 million of revenue recorded during third quarter 2004 relating to the early termination of a contractual relationship with a third party marketing partner, originally expected to extend beyond 2005. TRL Group had provided services for this marketing partner in 2002 in exchange for royalties related to the success of the marketing program. TRL Group and the marketing partner disputed certain aspects of the marketing agreement and a settlement was reached in September 2004 that provided for early termination of the agreement.

For the period July 1, 2003 through September 30, 2003 (post consolidation), TRL Group contributed revenues and expenses of $109 million and $111 million, respectively (on a stand-alone basis before eliminations of intercompany entries in consolidation). The consolidation of TRL Group resulted in a non-cash charge of $293 million ($0.28 per diluted share) recorded on July 1, 2003 as a cumulative effect of accounting change. The nine-month results for 2003 further reflect revenues and expenses recorded by the Company in connection with the outsourcing arrangement for the period January 1, 2003 through June 30, 2003 (prior to the consolidation of TRL Group). The Company recorded revenues of $33 million (representing royalties, licensing and leasing fees and travel agency fees) and net expenses of $76 million (relating to fulfillment services and the amortization of the marketing advance made in 2001) for such period.

Cendant’s maximum exposure to loss as of September 30, 2004 as a result of its involvement with TRL Group was substantially limited to the advances and loans made to TRL Group, as well as any receivables due from TRL Group (collectively aggregating $57 million as of September 30, 2004), as such amounts may not be recoverable if TRL Group were to cease operations. The creditors of TRL Group have no recourse to Cendant’s credit and the assets of TRL Group are not available to pay Cendant’s obligations. Cendant is not obligated or contingently liable for any debt incurred by TRL Group.

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

	Three Months Ended September 30,
	2004		2003
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Franchise and Operations	$1,774	$358	$1,593	$325
Mortgage Services	283	55	411	111
Hospitality Services	789	211	696	189
Travel Distribution Services	437	123	424	119
Vehicle Services	1,693	221	1,610	187
Marketing Services	389	111	358	67

Total Reportable Segments	5,365	1,079	5,092	998
Corporate and Other (*)	(2)	(15)	(7)	(43)

Total Company	$5,363	$1,064	$5,085	$955

Reconciliation:
EBITDA		$1,064		$955
Less: Non-program related depreciation and amortization		136		126
Non-program related interest expense, net		33		74
Early extinguishment of debt		–		4
Amortization of pendings and listings		5		5

Income before income taxes and minority interest		$890		$746

	Nine Months Ended September 30,
	2004		2003
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Franchise and Operations	$4,742	$842	$3,966	$699
Mortgage Services	865	157	1,174	316
Hospitality Services	2,171	558	1,910	483
Travel Distribution Services	1,337	364	1,266	351
Vehicle Services	4,637	497	4,467	369
Marketing Services	1,098	257	863	219

Total Reportable Segments	14,850	2,675	13,646	2,437
Corporate and Other (*)	31	(26)	25	(40)

Total Company	$14,881	$2,649	$13,671	$2,397

Reconciliation:
EBITDA		$2,649		$2,397
Less: Non-program related depreciation and amortization		395		378
Non-program related interest expense, net		184		235
Early extinguishment of debt		18		58
Amortization of pendings and listings		13		12

Income before income taxes and minority interest		$2,039		$1,714

(*)
Includes the results of operations of certain non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments. Additionally, revenue and EBITDA for the nine months ended September 30, 2004 include a $40 million gain on the sale of Homestore, Inc. common stock. As of September 30, 2004, the Company owned approximately 7.3 million shares of Homestore, Inc. common stock, which approximated a 5.0% ownership interest. EBITDA for the three and nine months ended September 30, 2004 further reflects a $12 million credit relating to the termination of a lease (see Note 3—Acquisitions). Revenue and EBITDA for the nine months ended September 30, 2003 include a $30 million gain on the sale of Entertainment Publications, Inc. common stock.

16.	Subsequent Events

Potential Spin-off of Mortgage and Fleet Leasing Operations
On October 12, 2004, the Company announced its intention to distribute its mortgage and fleet leasing operations to its shareholders. The transaction is anticipated to be structured as a tax-free distribution of the common stock of PHH Corporation; however, the relocation and fuel card businesses will remain a part of the Company. The Company anticipates that it will enter into a joint venture with the mortgage business designed to preserve the cross-selling opportunities with its residential real estate, relocation and settlement services businesses.

As a result of the contemplated transaction, the Company will be required to evaluate the carrying value of its net assets for impairment. Depending on a variety of factors, including the market value established for PHH Corporation when it begins trading as a separate public entity, the Company may be required to adjust the book value of certain long-lived assets, including goodwill. Any adjustments to these values would be recorded as non-cash adjustments.

The dividend distribution to the Company’s shareholders of the common stock of PHH Corporation, and the establishment of the record date related thereto, remain subject to the formal declaration of such dividend by the Company’s board of directors. The transaction is expected to be consummated in the first quarter of 2005, although there can be no assurance that the transaction will be completed.

Declaration of Dividend
On October 19, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per common share payable December 14, 2004 to stockholders of record on November 22, 2004.

Notice to Redeem 3 7/8% Convertible Senior Debentures
On October 27, 2004, the Company announced its intention to redeem its outstanding 3 7/8% convertible senior debentures on November 27, 2004 for cash. Pursuant to the terms of the underlying indenture, holders have the right to convert their debentures into 41.58 shares of Cendant common stock (33.4 million shares in the aggregate) in lieu of receiving cash on or prior to November 24, 2004.

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
●
Hospitality Services—sells and develops vacation ownership interests, provides consumer financing to individuals purchasing these interests, facilitates the exchange of vacation ownership interests, franchises eight lodging brands and markets vacation rental properties in Europe.

●	Travel Distribution Services—provides primarily global distribution services for the travel industry and travel agency services.
●	Vehicle Services—operates and franchises our vehicle rental brands and provides commercial fleet management and fuel card services.
●	Marketing Services (formerly, Financial Services)—provides insurance, membership, loyalty and enhancement products and services to financial institutions and other partners and their customers.

Our management team is committed to building long-term value through operational excellence and we are steadfast in our commitment to deploy our cash to increase stockholder value. To this end, during the nine months ended September 30, 2004, we further reduced our outstanding corporate indebtedness by approximately $1.5 billion and utilized an additional $1.2 billion to repurchase our common stock. Our plan is to continue our debt reduction program throughout the remainder of 2004 and by year-end, we expect to have eliminated all of our convertible securities. Furthermore, we intend to continue to buy back our common stock consistent with our capitalization targets. Additionally, in each of the first and second quarters of 2004, we paid quarterly cash dividends of 7 cents per share and in third quarter 2004, we paid a quarterly cash dividend of 9 cents per share. In December 2004, we intend to pay a fourth quarter cash dividend of 9 cents per share, which was approved by our Board of Directors on October 19, 2004, and while no assurances can be given, we expect to periodically increase our dividend at a rate at least equal to our earnings growth.

Year-to-date we have invested approximately $370 million in tuck-in acquisitions, substantially all of which were related to travel or real estate. Additionally, we utilized $205 million of cash to obtain the exclusive rights to the domestic Ramada and Days Inn trademarks, which are also linked to our core travel vertical. We will continue to seek similar opportunities to augment our travel and real estate portfolios and further shift the mix of our businesses toward the areas in which we believe our greatest strategic advantages lie, as demonstrated by our recent announcement to acquire Orbitz, Inc. (see Note 3 to our Consolidated Condensed Financial Statements).

Earlier this year, we also began to execute our plan to simplify our business model by exiting non-core businesses or businesses that produce volatility to our earnings inconsistent with our business model and the remainder of our portfolio. In June 2004, we successfully completed the initial public offering of Jackson Hewitt Tax Service Inc., raising approximately $770 million of cash, and in October 2004, we announced our intention to spin-off our mortgage and fleet leasing businesses in a tax-free distribution to our shareholders in first quarter 2005. We anticipate that we will establish a joint venture with Cendant Mortgage designed to preserve the mutually beneficial cross-selling opportunities that exist between the mortgage business and our residential real estate, relocation and settlement services businesses. See Note 16 to our Consolidated Condensed Financial Statements for a more detailed discussion of this anticipated transaction.

RESULTS OF OPERATIONS

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

Our consolidated results comprised the following:

	Three Months Ended September 30,
	2004	2003	Change
Net revenues	$5,363	$5,085	$278
Total expenses	4,473	4,339	134

Income before income taxes and minority interest	890	746	144
Provision for income taxes	296	252	44
Minority interest, net of tax	1	4	(3)

Income from continuing operations	$593	$490	$103

Net revenues for third quarter 2004 increased $278 million (5%) due to growth in our core residential real estate and travel verticals, which also contributed to an increase in total expenses to support the increased volume of homesale transactions and timeshare activities. In addition, the acquisitions of strategic businesses within our real estate brokerage, vacation rental and travel distribution services businesses in 2004 (which are discussed in greater detail below) contributed to the increases in revenues and expenses, as their results are included in third quarter 2004 but not in third quarter 2003. These increases were partially offset by a decline in both revenues generated and expenses incurred by our mortgage business, as expected, due to reduced mortgage refinancing activity industry-wide. Additionally, total expenses benefited by $45 million less interest expense in 2004, which principally reflected an overall reduction in our outstanding debt, as well as $26 million of interest received in connection with a federal tax refund. Our overall effective tax rate was 33% and 34% for third quarter 2004 and 2003, respectively. The effective tax rate for third quarter 2004 was lower primarily due to a valuation allowance relating to deferred tax assets recorded by TRL Group in third quarter 2003 (see Note 14 to our Consolidated Condensed Financial Statements). As a result of the above-mentioned items, income from continuing operations increased $103 million (21%).

Following is a discussion of the results of each of our reportable segments during third quarter:

	Revenues			EBITDA
			%			%
	2004	2003	Change	2004	2003	Change
Real Estate Franchise and Operations	$1,774	$1,593	11%	$358	$325	10%
Mortgage Services	283	411	(31)	55	111	(50)
Hospitality Services	789	696	13	211	189	12
Travel Distribution Services	437	424	3	123	119	3
Vehicle Services	1,693	1,610	5	221	187	18
Marketing Services	389	358	9	111	67	66

Total Reportable Segments	5,365	5,092	5	1,079	998	8
Corporate and Other (a)	(2)	(7)	*	(15)	(43)	*

Total Company	$5,363	$5,085	5	$1,064	$955

Reconciliation to income before income taxes and minority interest:
EBITDA				$1,064	$955
Less: Non-program related depreciation and amortization				136	126
Non-program related interest expense, net				33	74
Early extinguishment of debt				-	4
Amortization of pendings and listings				5	5

Income before income taxes and minority interest				$890	$746

*	Not meaningful.

(a)
Includes the results of operations of certain non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments. EBITDA for 2004 also reflects a credit of $12 million related to the termination of a lease (see Note 3 to our Consolidated Condensed Financial Statements).

Real Estate Franchise and Operations
Revenues and EBITDA increased $181 million (11%) and $33 million (10%), respectively, in third quarter 2004 compared with third quarter 2003, primarily reflecting revenue growth at our real estate brokerage operations and increased royalties and marketing fund revenues from our real estate franchise brands.

NRT, our real estate brokerage subsidiary, made acquisitions of various real estate brokerage businesses during 2004 and 2003, for which the operating results have been included from their acquisition dates forward. NRT’s significant acquisitions, including Sotheby’s International Realty, contributed $70 million and $7 million of incremental revenues and EBITDA, respectively, to third quarter 2004 operating results. Excluding the impact of these significant acquisitions, NRT generated incremental revenues of $85 million in third quarter 2004, a 6% increase over third quarter 2003. This increase was substantially comprised of higher commission income earned on homesale transactions, which was driven by a 14% increase in the average price of homes sold, partially offset by a 5% decrease in the number of homesale transactions. We expect the upward trend in homesale prices that we have experienced for the previous four quarters to moderate in future quarters. The reduction in homesale transactions is reflective of a downward industry trend during third quarter 2004 in geographic areas where NRT has a high concentration of real estate brokerage offices, including certain areas of California, as well as Florida, which was negatively impacted by hurricanes during third quarter 2004. Commissions paid to real estate agents increased $64 million as a result of the incremental revenues earned on homesale transactions as well as a higher average commission rate paid to real estate agents in third quarter 2004 due to variances in the geographic mix of revenues and the progressive nature of agent commission schedules.

Our real estate franchise business generated $145 million of royalties and marketing fund revenues in third quarter 2004 as compared with $126 million in third quarter 2003, an increase of $19 million (15%). Such growth was primarily driven by an 11% increase in the average price of homes sold and an 8% increase in the number of homesale transactions, partially offset by an increase in volume incentives paid to our largest independent brokers. Royalty increases in our real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within the franchise operations. In addition to royalties received from our third-party franchise affiliates, NRT, our wholly-owned real estate brokerage firm, continues to pay royalties to our real estate franchise business. However, these intercompany royalties for the three months ended September 30, 2004 and 2003, which approximated $96 million and $87 million, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA. The real estate franchise business has affiliate offices that are more widely dispersed across the United States and are not as concentrated in certain geographic areas as our NRT brokerage operations. Accordingly, operating results and homesale statistics driving operations may differ between NRT and the real estate franchise business based upon geographic presence and the corresponding homesale activity in each geographic region.

Revenues from our client relocation business increased $9 million, principally resulting from higher referral fees, which were driven by an increased volume of relocation referrals and a higher average fee per referral, as home values have increased quarter-over-quarter.

Marketing, operating and administrative expenses (apart from the NRT acquisitions and real estate agent commission expenses, both of which are discussed separately above) increased approximately $20 million, principally reflecting an increase in variable expenses associated with homesale revenue, as discussed above.

Mortgage Services
Revenues and EBITDA decreased $128 million (31%) and $56 million (50%), respectively, in third quarter 2004 compared with third quarter 2003, primarily due to an expected decline in refinancing activity. The unfavorable impact on revenues from lower refinancing volumes was partially offset by increased revenues from mortgage servicing activities. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. Although interest rates were lower during the third quarter 2004 than in prior periods of 2004, refinancing activity still declined compared with third quarter 2003. This was attributable to the interest rate environment in 2003 and the significant refinancing activity that resulted from it. Accordingly, many borrowers had refinanced their mortgages prior to third quarter 2004 at rates that were at or below current quarter levels. This factor, along with increased competitive pricing pressures due to lower industry volumes, caused revenue from mortgage loan production to decrease. Typically, as refinancing activity declines, borrower prepayments also decline, which generally results in an increase in the value of the mortgage servicing rights (“MSR”) asset, all other factors being equal.

Revenues from mortgage loan production declined $306 million (71%) in third quarter 2004 compared with third quarter 2003, substantially due to the quarter-over-quarter reduction in refinancing levels discussed above, as well as lower margins on loan sales. Our production revenue in any given quarter is driven by a mix of mortgage loans closed and mortgage loans sold.

The following chart presents an analysis of production revenues from originated mortgage loans held for sale (which is generated at the time of sale) and fee-based mortgage originations (which is generated at the time of closing):

	Three Months Ended September 30,
	2004	2003	Change	% Change
Loan closings and loan sales ($ in billions)
Loans closed to be securitized	$8.2	$21.1	$(12.9)	(61)%
Fee-based loan closings	4.5	6.5	(2.0)	(31)

Total closings	$12.7	$27.6	$(14.9)	(54)

Loan sales	$8.7	$19.2	$(10.5)	(55)%

Production revenue ($ in millions)
Production revenue from loan sales	$51	$327	$(276)	(84)%
Fee-based production revenue	71	101	(30)	(30)

	$122	$428	$(306)	(71)

Partially offsetting the decrease in production revenue was an increase of $206 million in net revenues generated from servicing mortgage loans. This increase reflects (i) a $183 million reduction in amortization expense and provision for impairment related to our MSR asset, net of derivative results, which is primarily attributable to the lower prepayment rates experienced in third quarter 2004 compared with third quarter 2003, (ii) a $10 million (9%) increase in gross recurring servicing fees (fees received for servicing existing loans in the portfolio) driven by a 12% quarter-over-quarter increase in the average servicing portfolio, which rose to $140.2 billion in third quarter 2004 and (iii) a $13 million increase in other servicing revenue.

Revenues within our settlement services business declined $28 million (21%) in third quarter 2004 compared with third quarter 2003. Title, appraisal and other closing fees all decreased due to lower volumes, consistent with the decline in mortgage refinancing volume in third quarter 2004.

Operating expenses within this segment declined approximately $70 million in third quarter 2004 due to the decline in mortgage loan production discussed above. As previously discussed, we intend to spin-off our mortgage operations with our fleet leasing operations in first quarter 2005.

Hospitality Services
Revenues and EBITDA increased $93 million (13%) and $22 million (12%), respectively, in third quarter 2004 compared with third quarter 2003.

Net sales of vacation ownership interests (“VOIs”) in our timeshare resorts increased $14 million in third quarter 2004, a 4% increase over third quarter 2003. In addition, resort management fees increased $4 million due to increased rental revenues on unoccupied units, as well as growth in the number of units under management. VOI sales increased despite the hurricanes that hit North America and the Caribbean, which negatively impacted VOI sales in our Florida resort properties during third quarter 2004. The VOI sales increase in third quarter 2004 was primarily driven by a 14% increase in revenue generated per tour and a 3% increase in VOI close rates (sales divided by tours), which were partially offset by an 11% reduction in tour flow. The number of tours in the third quarter continued to be negatively impacted by Do Not Call legislation, which became effective in October 2003 and reduces telemarketers’ ability to call consumers at home unless a pre-existing relationship exists. We continue to take actions to mitigate the unfavorable impact on tour flow from this legislation by introducing new sales initiatives designed to improve sales efficiencies. Revenues and EBITDA were also negatively impacted by $6 million and $15 million, respectively, primarily resulting from the consolidation of our largest timeshare receivable securitization structures during third quarter 2003, as net interest income recognized in third quarter 2004 on timeshare receivables was not sufficient to offset the reduction in gains on the sale of VOI receivables recognized prior to consolidation.

Timeshare exchange and subscription fee revenues within our timeshare exchange business increased $2 million (2%) during third quarter 2004. Timeshare exchange and subscription fee revenue grew, despite the hurricanes that hit North America and the Caribbean, which temporarily suppressed timeshare exchanges for vacation destinations in Florida and the Caribbean during third quarter 2004. However, the impact of lower exchanges was partially offset by $2 million of incremental cancellation fee income. Timeshare exchange and subscription growth in third quarter 2004 was primarily driven by a 4% increase in the average number of worldwide subscribers, a 5% increase in the average subscription price per member and a 4% increase in the average fee per exchange, partially offset by a 9% reduction in the number of exchange transactions. Timeshare points and rental transaction revenue grew $4 million (16%), driven principally by a 10% increase in transaction volume and a 13% increase in the average price per rental transaction. Revenue trends reflect the expected shift in the RCI timeshare membership base toward a greater mix of points members from traditional one-week timeshare members. Point transactions are those executed by points members that are for other than a standard, one-week stay at an RCI timeshare property. Rental transactions are rentals of unused timeshare inventory to RCI members and non-members and can be for any length of time.

Royalties and marketing and reservation fund revenues within our lodging franchise operations increased $4 million (4%) in third quarter 2004 due to an 8% increase in revenue per available room (“RevPar”) and a 3% reduction in room count resulting from quality control initiatives implemented in 2003 whereby we terminated from our franchise system certain properties that were not meeting required standards. Additionally, in fourth quarter 2003, we launched TripRewards, a new loyalty program that enables customers to earn points when staying at Cendant’s lodging brand hotels or when purchasing services or products from program partners. The TripRewards program contributed $6 million to revenue during third quarter 2004. The revenue generated by the TripRewards program is utilized primarily for marketing expenditures to promote the lodging brands and to fund the points earned by customers.

In May 2004, we completed the acquisition of Landal GreenParks, a Dutch vacation rental company specializing in the rental of privately-owned vacation homes located in European vacation destinations (see Note 3 to our Consolidated Condensed Financial Statements). During third quarter 2004, Landal contributed $53 million to revenues and $18 million to EBITDA.

Excluding the acquisition of Landal, operating, marketing and administrative expenses within this segment increased approximately $30 million in third quarter 2004, principally reflecting increased marketing spending in our lodging franchise and timeshare-related businesses and higher variable costs incurred to support the increase in timeshare-related revenues. This was partially offset by favorable timeshare inventory cost of sales and timeshare sales commissions as a percentage of related VOI revenues.

Although no assurances can be given, we do not expect the aforementioned hurricanes, which negatively impacted our timeshare sales and timeshare exchange businesses in third quarter of 2004, to have a significant lasting impact on the operating results of such businesses in future quarters.

Travel Distribution Services
Revenues and EBITDA increased $13 million (3%) and $4 million (3%), respectively, in third quarter 2004 compared with third quarter 2003. Our Travel Distribution Services segment derives revenue primarily from fees paid by the travel industry for electronic global distribution services provided by our Galileo subsidiary, and corporate and consumer online travel service fees and commissions for retail travel services.

Revenue and EBITDA in third quarter 2004 benefited from the acquisitions of Flairview Travel in second quarter 2004 and Travel 2/Travel 4 in fourth quarter 2003, which together contributed incremental revenue and EBITDA of $18 million and $6 million, respectively. Flairview Travel, based in Sydney, Australia, is an online hotel distributor that specializes in the distribution of international hotel content throughout Europe and the Asia Pacific region. Travel 2/Travel 4 is a long-haul airfare and ground product consolidator based in the UK, dealing exclusively through the offline travel agency channel from Europe to destinations around the world. The impact of these acquisitions was partially offset by a $4 million (1%) decrease in Galileo worldwide air booking fees, which was driven by a 3% decline in global volume partially offset by improvements in global yield.

Galileo domestic air booking fees decreased $8 million (9%) driven by an 11% decline in the effective yield despite a 2% increase in booking volumes, which approximated 21.0 million segments in third quarter 2004 versus 20.6 million segments in third quarter 2003. The decline in the effective yield on domestic air bookings is consistent with our pricing program with major U.S. carriers in order to gain access to all public fares made available by the participating airlines. During the third quarter, we introduced new marketing programs, including the Best Available Ratetm and Galileo Rewardstmloyalty programs, whereby participating hotels guarantee rate parity for Galileo users and Galileo users are allowed to participate in the Cendant-wide Trip Rewardstm loyalty program. These programs address the consistent market trend toward online travel agencies by enhancing the value of traditional travel agency offerings.

Galileo international air booking fees increased $4 million (2%) in third quarter 2004 compared with third quarter 2003. The increase in international air booking fees reflects a 7% increase in the effective yield on international bookings, which resulted, in part, from a market shift to a greater number of premium booking transactions that allow customers additional itinerary options. International air booking volumes declined 5% to 40.3 million segments in third quarter 2004 versus 42.4 million segments in third quarter 2003. The decline in international air booking volumes principally reflects reduced travel demand in Europe which was due, in part, to labor uncertainty surrounding an air carrier in Italy with whom our Galileo subsidiary conducts business. International air bookings represented approximately two-thirds of our total air bookings during third quarter 2004 and 2003.

Commensurate with our strategic focus to further penetrate corporate and consumer online channels, and to shift our offline travel agency bookings to the online channel, online net revenues, apart from the previously-mentioned acquisitions, grew $17 million in third quarter 2004 compared with third quarter 2003 driven by a 34% increase in online gross bookings substantially within our Cheaptickets.com website, while our offline travel agency net revenues decreased $9 million. The growth in online gross bookings was attributable to improved site functionality leading to increased conversion, enhanced content which includes additional hotel offerings in the online merchant market and more visitors resulting from increased marketing efforts.

Online growth was partially offset by a reduction in Galileo subscriber fees which decreased $5 million, primarily due to fewer travel agencies leasing computer equipment from us during third quarter 2004 compared with third quarter 2003. However, the impact on EBITDA was partially mitigated by reductions in subscriber-related expenses including maintenance and installation costs. This is a trend that is expected to continue for the remainder of 2004 as smaller travel agencies have begun to purchase lower cost commodity equipment of their own rather than leasing it from us.

Vehicle Services
Revenue and EBITDA increased $83 million (5%) and $34 million (18%), respectively, in third quarter 2004 compared with third quarter 2003.

Revenue generated by our Cendant Car Rental Group (comprised of Avis car rental and Budget car and truck rental operations) increased $9 million in third quarter 2004. Within our car rental operations, we implemented a strategy during third quarter 2004 to reposition the Budget car rental brand by reducing the cost structure and pricing to be more competitive with other leisure-focused car rental brands. As a result, in third quarter 2004, the Budget car rental operations experienced a 9% increase in car rental days with a 7% reduction in time and mileage (“T&M”) revenue per day compared with third quarter 2003. In addition, pricing at both our Avis and Budget car rental brands during third quarter 2004 was negatively impacted by competitive conditions in the car rental industry as a result of higher industry-wide fleet levels, which was caused by enhanced incentives offered by car manufacturers. However, such manufacturer incentives also resulted in lower fleet costs, which partially offset the EBITDA impact of lower pricing. Additionally, our Budget truck rental operations contributed to the increase in revenue primarily due to an 8% increase in T&M revenue per day.

Wright Express, our fuel card subsidiary, recognized incremental revenues of $6 million in third quarter 2004 compared with third quarter 2003. This growth was driven by a combination of new customers, increased usage of the fleet fuel card product and increased fuel prices.

In February 2004, we completed the acquisition of First Fleet Corporation, a national provider of fleet management services to companies that maintain private truck fleets. First Fleet contributed $51 million and $2 million of revenues and EBITDA, respectively, during third quarter 2004. Apart from this acquisition, revenue from our fleet management operations increased $17 million, primarily due to an increase in vehicle depreciation expense, which is billed to clients and therefore has no impact on EBITDA.

Excluding the acquisition of First Fleet, total expenses within this segment remained relatively constant in third quarter 2004 compared with third quarter 2003; however, revenues increased approximately $30 million. The favorable profit margin resulted from continued operating efficiencies realized in connection with the successful integration of Budget.

As previously discussed, we intend to spin-off our fleet leasing operations with our mortgage operations in first quarter 2005.

Marketing Services
Revenues and EBITDA increased $31 million (9%) and $44 million (66%) in third quarter 2004 compared with third quarter 2003. The increase in revenues and EBITDA principally reflects $34 million received in third quarter 2004 in connection with the early termination of a contractual relationship with a third party marketing partner that was originally expected to extend beyond 2005. TRL Group had provided services for this marketing partner in 2002 in exchange for royalties related to the success of the marketing program. TRL Group and the marketing partner disputed certain aspects of the marketing agreement and a settlement was reached in September 2004 that provided for early termination of the agreement. EBITDA was also favorably impacted in 2004 by $10 million due to cost reduction and restructuring activities undertaken in 2003.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2004	2003	Change
Net revenues	$14,881	$13,671	$1,210
Total expenses	12,842	11,957	885

Income before income taxes and minority interest	2,039	1,714	325
Provision for income taxes	570	566	4
Minority interest, net of tax	6	17	(11)

Income from continuing operations	$1,463	$1,131	$332

Net revenues for the nine months ended September 30, 2004 increased approximately $1.2 billion (9%) due principally to growth in our core residential real estate and travel verticals, which also contributed to the increase in total expenses to support the increased volume of homesale transactions and timeshare activities. In addition, the consolidation of TRL Group on July 1, 2003 contributed to the period-over-period increase in both revenues and expenses, as their results are included in the full nine months during 2004 but only in the three months during 2003 (post consolidation on July 1, 2003). The acquisitions of several strategic businesses primarily within the real estate and travel verticals in 2004 (which are discussed in greater detail below) also contributed to the increase in revenues and expenses, as their results are included in the nine months ended September 30, 2004 but not in the corresponding period in 2003. These increases were partially offset by a decline in both revenues generated and expenses incurred by our mortgage business, as expected, due to reduced mortgage refinancing activity industry-wide. Additionally, total expenses benefited by $91 million less interest expense in 2004, which principally reflected a decrease in losses incurred in connection with our early extinguishments of debt and an overall reduction in our outstanding debt, as well as $26 million of interest received in connection with a federal tax refund. Our overall effective tax rate was 28% and 33% for the nine months ended September 30, 2004 and 2003, respectively. The effective tax rate for 2004 was lower primarily due to the reversal of a valuation allowance for deferred taxes by TRL Group (see Note 14 to our Consolidated Condensed Financial Statements). As a result of the above-mentioned items, income from continuing operations increased $332 million (29%).

Following is a discussion of the results of each of our reportable segments during the nine months ended September 30th:

	Revenues			EBITDA
			%			%
	2004	2003	Change	2004	2003	Change
Real Estate Franchise and Operations	$4,742	$3,966	20%	$842	$699	20%
Mortgage Services	865	1,174	(26)	157	316	(50)
Hospitality Services	2,171	1,910	14	558	483	16
Travel Distribution Services	1,337	1,266	6	364	351	4
Vehicle Services	4,637	4,467	4	497	369	35
Marketing Services	1,098	863	27	257	219	17

Total Reportable Segments	14,850	13,646	9	2,675	2,437	10
Corporate and Other (a)	31	25	*	(26)	(40)	*

Total Company	$14,881	$13,671	9	$2,649	$2,397

Reconciliation to income before income taxes and minority interest:
EBITDA				$2,649	$2,397
Less:			Non-program related depreciation and amortization	395	378
Non-program related interest expense, net				184	235
Early extinguishment of debt				18	58
Amortization of pendings and listings				13	12

Income before income taxes and minority interest				$2,039	$1,714

*	Not meaningful.

(a)
Includes the results of operations of certain non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments. Additionally, revenue and EBITDA for 2004 include a $40 million gain on the sale of Homestore, Inc. common stock and EBITDA further reflects a credit of $12 million related to the termination of a lease (see Note 3 to our Consolidated Condensed Financial Statements). Revenue and EBITDA for 2003 include a $30 million gain on the sale of Entertainment Publications, Inc. common stock.

Real Estate Franchise and Operations
Revenues and EBITDA increased $776 million (20%) and $143 million (20%), respectively, in the nine months ended September 30, 2004 compared with same period in 2003, primarily reflecting revenue growth at our real estate brokerage operations and increased royalties and marketing fund revenues from our real estate franchise brands.

NRT, our real estate brokerage subsidiary, made acquisitions of various real estate brokerage businesses during 2004 and 2003 for which the operating results have been included from their acquisition dates forward. NRT’s significant acquisitions, including Sotheby’s International Realty, contributed $153 million and $11 million of incremental revenues and EBITDA, respectively, to the operating results for the nine months ended September 30, 2004. Excluding the impact of these significant acquisitions, NRT generated incremental revenues of $566 million in 2004, a 17% increase over 2003. This increase was substantially comprised of higher commission income earned on homesale transactions, which was driven by both a 17% increase in the average price of homes sold and a 2% increase in the number of homesale transactions. We expect the upward trend in homesale prices that we have experienced for the previous four quarters to moderate in future quarters. Commission expenses paid to real estate agents increased $395 million as a result of the incremental revenues earned on homesale transactions as well as a higher average commission rate paid to real estate agents in 2004 due to variances in the geographic mix of revenues and the progressive nature of agent commission schedules.

Our real estate franchise business generated $377 million of royalties and marketing fund revenues during the nine months ended September 30, 2004 as compared with $325 million during the same period in 2003, an increase of $52 million (16%). Such growth was primarily driven by a 12% increase in the average price of homes sold and an 10% increase in the number of homesale transactions, partially offset by an increase in volume incentives paid to our largest independent brokers. Royalty increases in our real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within the franchise operations. In addition to royalties received from our third-party franchise affiliates, NRT, our wholly-owned real estate brokerage firm, continues to pay royalties to our real estate franchise business. However, these intercompany royalties for the nine months ended September 30, 2004 and 2003, which approximated $260 million and $217 million, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA. The real estate franchise business has affiliate offices that are more widely dispersed across the United States and are not as concentrated in certain geographic areas as our NRT brokerage operations. Accordingly, operating results and homesale statistics driving operations may differ between NRT and the real estate franchise business based upon geographic presence and the corresponding homesale activity in each geographic region.

Revenues from our client relocation business increased $10 million, principally resulting from higher referral fees, which were driven by an increased volume of relocation referrals and a higher average fee per referral, as home values have increased period-over-period.

Marketing, operating and administrative expenses (apart from the NRT acquisitions and real estate agent commission expenses, both of which are discussed separately above) increased approximately $95 million principally reflecting an increase in variable expenses associated with higher homesale revenue, as discussed above.

Mortgage Services
Revenues and EBITDA decreased $309 million (26%) and $159 million (50%), respectively, in the nine months ended September 30, 2004 compared with the same period in 2003, primarily due to an expected decline in refinancing activity. The unfavorable impact on revenues from lower refinancing volumes was partially offset by increased revenues from mortgage servicing activities. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. The nine months ended September 30, 2003 was marked by historically high refinancing activity, which has decreased the propensity for borrowers to refinance during the corresponding period in 2004. This factor, along with increased competitive pricing pressures due to lower industry volumes, caused revenue from mortgage loan production to decrease. Typically, as refinancing activity declines, borrower prepayments also decline, which generally results in an increase in the value of the mortgage servicing rights (“MSR”) asset, all other factors being equal.

Revenues from mortgage loan production declined $597 million (56%) in the nine months ended September 30, 2004 compared with the same period in 2003, substantially due to the period-over-period reduction in refinancing levels discussed above, as well as lower margins on loan sales. Our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold.

The following chart presents an analysis of production revenues from originated mortgage loans held for sale (which is generated at the time of sale) and fee-based mortgage originations (which is generated at the time of closing):

	Nine Months Ended September 30,
	2004	2003	Change	% Change
Loan closings and loan sales ($ in billions):
Loans closed to be securitized	$27.2	$50.3	$(23.1)	(46)%
Fee-based loan closings	14.3	18.4	(4.1)	(22)

Total closings	$41.5	$68.7	$(27.2)	(40)

Loan sales	$25.7	$48.2	$(22.5)	(47)%

Production revenue ($ in millions):
Production revenue from loan sales	$260	$792	$(532)	(67)%
Fee-based production revenue	215	280	(65)	(23)

	$475	$1,072	$(597)	(56)

Partially offsetting the decrease in production revenue was an increase of $332 million in net revenues generated from servicing mortgage loans. This increase reflects (i) a $269 million reduction in amortization expense and provision for impairment related to our MSR asset, net of derivative results, which is primarily attributable to the lower prepayment rates experienced in 2004 compared with 2003, (ii) a $36 million (11%) increase in gross recurring servicing fees (fees received for servicing existing loans in the portfolio) driven by a 13% period-over-period increase in the average servicing portfolio, which rose to $136.5 billion in the nine months ended September 30, 2004 and (iii) a $27 million increase in other servicing revenue.

Revenues within our settlement services business declined $44 million (12%) in the nine months ended September 30, 2004 compared with the same period in 2003. Title, appraisal and other closing fees decreased by $51 million due to lower volumes, consistent with the expected decline in mortgage refinancing volume. Partially offsetting this decrease is a $7 million gain recorded on the sale of certain assets by our settlement services business in first quarter 2004.

Operating expenses within this segment declined approximately $150 million in the nine months ended September 30, 2004 due to the decline in refinancing volumes discussed above. As previously discussed, we intend to spin-off our mortgage operations with our fleet leasing operations in first quarter 2005.

Hospitality Services
Revenues and EBITDA increased $261 million (14%) and $75 million (16%), respectively, in the nine months ended September 30, 2004 compared with the same period in 2003.

Net sales of vacation ownership interests (“VOIs”) in our timeshare resorts increased $77 million in the nine months ended September 30, 2004, a 9% increase over the comparable period in 2003. In addition, we generated incremental resort management fees of $12 million due to increased rental revenues on unoccupied units, as well as growth in the number of units under management during the nine months of 2004. The increase in VOI sales was primarily driven by a 7% increase in VOI close rates (sales divided by tours) and a 17% increase in revenue generated per tour, due, in part, to an increased amount of higher-margin upgrade sales in the nine months ended September 30, 2004. This was partially offset by a 10% reduction in tour flow. The number of tours in the nine months ended September 30, 2004 was negatively impacted by Do Not Call legislation, which became effective in October 2003 and reduces telemarketers’ ability to call consumers at home unless a pre-existing relationship exists. We continue to take actions to mitigate the unfavorable impact on tour flow from the legislation by introducing new sales initiatives designed to improve sales efficiencies. EBITDA was negatively impacted by $28 million as incremental interest expense was recognized in the nine months ended September 30, 2004, due primarily to the consolidation of our largest timeshare receivable securitization during third quarter 2003 and the resulting consolidation of debt associated with these structures. The impact on revenue for the nine months in 2004 from this consolidation was nominal because incremental interest income generated in 2004 from an increase in the portfolio of contract receivables offset the gains on sale, which were recognized in 2003 prior to consolidation.

Timeshare exchange and subscription fee revenues within our timeshare exchange business increased $17 million (6%) during the nine months ended September 30, 2004 despite the hurricanes that hit North America and the Caribbean during the third quarter of 2004. Such growth was primarily driven by a 3% increase in the average number of worldwide subscribers, a 5% increase in the average subscription price per member and a 6% increase in the average exchange fee, partially offset by a 2% reduction in exchange transaction volume. Timeshare points and rental transaction revenue (rentals of unused timeshare inventory) grew $22 million (35%), driven principally by a 19% increase in transaction volume and a 20% increase in the average price per rental transaction. Revenue trends reflect the expected shift in the RCI timeshare membership base toward a greater mix of points members from traditional one-week timeshare members.

Royalties and marketing and reservation fund revenues within our lodging franchise operations increased $8 million (3%) in the nine months ended September 30, 2004 due to a 5% increase in revenue per available room, partially offset by a 4% reduction in room count due to quality control initiatives implemented in 2003, whereby we terminated from our franchise system certain properties that were not meeting required standards. Additionally, in fourth quarter 2003, we launched TripRewards, a new loyalty program that enables customers to earn points when staying at Cendant’s lodging brand hotels or when purchasing services or products from program partners. The TripRewards program contributed $13 million to revenue during the nine months ended September 30, 2004. The revenue generated by the TripRewards program is utilized primarily for marketing expenditures to promote the lodging brands and to fund the points earned by customers.

In May 2004, we completed the acquisition of Landal GreenParks, a Dutch vacation rental company specializing in the rental of privately-owned vacation homes located in European holiday parks (see Note 3 to our Consolidated Condensed Financial Statements). During the nine months ended September 30, 2004, Landal contributed $78 million to revenues and $23 million to EBITDA.

Apart from the Landal acquisition, revenues at our European vacation rental companies increased $14 million in the nine months ended September 30, 2004 substantially due to a favorable impact on revenues from foreign currency exchange rate fluctuations, which were substantially offset in EBITDA by the unfavorable impact of exchange rate movements on expenses.

Operating, marketing and administrative expenses within the Hospitality segment, excluding expenses generated by Landal and other expense variances discussed separately above, increased approximately $85 million in the nine months ended September 30, 2004, principally reflecting higher variable costs incurred to support increased revenues, partially offset by favorable timeshare inventory cost of sales and timeshare commissions as a percentage of related VOI revenues and favorable bad debt expense period-over-period related to the settlement of a lodging franchisee receivable during 2004 that had been previously reserved for during 2003.

Travel Distribution Services
Revenues and EBITDA increased $71 million (6%) and $13 million (4%), respectively, in the nine months ended September 30, 2004 compared with the same period in 2003. The revenue and EBITDA improvement for the nine months ended September 30, 2004 included the operating results of four subsidiaries specializing in online travel and travel packaging and consolidation, which were acquired in 2003 and 2004 and whose operating results have been included from their acquisition dates forward. Such acquisitions collectively contributed incremental revenue and EBITDA of $57 million and $4 million, respectively, to the nine month results in 2004.

Galileo worldwide air booking fees grew $34 million (4%) reflecting an increase of $55 million (9%) in international air booking fees, partially offset by a decrease of $21 million (8%) in domestic air booking fees. International air bookings represented approximately two-thirds of our total air bookings during both the nine months ended September 30, 2004 and 2003.

Galileo international air booking fees increased $55 million (9%) due to higher booking volumes of 2%, which rose to 129.8 million segments in the nine months ended September 30, 2004, and a 7% increase in the effective yield on international bookings. Yield improvements partially resulted from a market shift to a greater number of premium booking transactions that allow customers additional itinerary options.

Galileo domestic air booking fees were lower by $21 million (8%) due to a 9% decline in the effective yield partially offset by modestly higher booking volumes, which reached 65.4 million segments. The decline in the effective yield on domestic air bookings is consistent with our pricing program with major U.S. carriers to gain access to all public fares made available by the participating airlines. During the third quarter 2004, we introduced new marketing programs, including the Best Available Ratetm and Galileo RewardsTM loyalty programs, whereby participating hotels guarantee rate parity for Galileo users and Galileo users are allowed to participate in the Cendant-wide Trip Rewardstm loyalty program. These programs address the consistent market trend toward online travel agencies by enhancing the values of traditional travel agency offerings.

Galileo subscriber fees decreased $15 million (14%) primarily due to fewer travel agencies leasing computer equipment from us during the nine months ended September 30, 2004 compared with the same period in 2003. However, the impact on EBITDA was mitigated by reductions in subscriber-related expenses, including maintenance and installation costs. This is a trend that is expected to continue for the remainder of 2004 as smaller travel agencies have begun to purchase lower-cost commodity equipment of their own rather than leasing it from us.

Commensurate with our strategic focus to further penetrate online channels and to shift our offline travel agency bookings to the online channel, excluding the previously-mentioned acquisitions, online net revenues grew $32 million (48%) in the nine months ended September 30, 2004 compared with the same period in 2003, driven by a 21% increase in online gross bookings substantially within our Cheaptickets.com website, while our offline travel agency net revenues decreased $24 million. The growth in online gross bookings was attributable to improved site functionality leading to increased conversion, enhanced content which includes additional hotel offerings in the online merchant market and more visitors resulting from increased marketing efforts.

Excluding the impact of the aforementioned acquisitions, expenses within this segment increased approximately $5 million in the nine months ended September 30, 2004, which included higher commission expenses and market incentive costs resulting from the increase in booking volumes, partially offset by a reduction in network communication costs and a net reduction in salary and benefit-related expenses. Lower salary and benefit-related expenses in 2004 resulted from cost containment efforts and included a favorable impact in the nine months ended September 30, 2004 from benefit-plan amendments that occurred in 2003.

Vehicle Services
Revenue and EBITDA increased $170 million (4%) and $128 million (35%), respectively, in the nine months ended September 30, 2004 compared with the same period in 2003.

Revenue generated by our Cendant Car Rental Group (comprised of Avis car rental and Budget car and truck rental operations) increased $29 million (1%).

Avis car rental revenues increased $67 million (3%) resulting from a 3% increase in the number of days an Avis vehicle was rented. The revenue change is also inclusive of favorable foreign currency exchange rate fluctuations internationally, which positively impacted revenue by $28 million but was principally offset in EBITDA by the effect of such exchange rate movements on expenses.

Budget car rental revenues declined $29 million (3%) in the nine months ended September 30, 2004, which was comprised of a $14 million decrease in car rental T&M revenue and a $15 million reduction in other ancillary revenues. The decline in ancillary revenues was principally comprised of reductions in revenues generated from counter sales of insurance and other items, which were offset in EBITDA by a corresponding reduction in incentives paid to counter representatives. The reduction in T&M revenue was driven by a 3% increase in car rental days, which was offset by a 4% reduction in T&M revenue per day. This reflects, in part, the resulting impact of our strategic decision to reposition the Budget car rental brand by reducing the cost structure and pricing to be more competitive with other leisure-focused car rental brands. We have also made efforts to enhance the profitability of the Budget brand by reducing higher-risk rentals to drivers under 25 years of age and verifying a greater number of drivers’ licenses. As a result, surcharge fees generated from youthful renters declined $6 million, which was substantially offset in EBITDA by a corresponding reduction in maintenance and damage costs resulting from the elimination of these higher-risk rentals. In addition, pricing at both our Avis and Budget car rental brands during the nine months ended September 30, 2004 was negatively impacted by competitive conditions in the car rental industry as a result of higher industry-wide fleet levels, which was caused by enhanced incentives offered by car manufacturers. However, such manufacturer incentives also resulted in lower fleet costs, which significantly offset the EBITDA impact of lower pricing. The revenue changes for Budget were inclusive of favorable foreign currency exchange rates aggregating $6 million, which was principally offset in EBITDA by the opposite impact of foreign currency exchange rates on expenses.

Budget truck rental revenues declined $9 million (2%) in the nine months ended September 30, 2004 compared with the same period in 2003, comprised of a $3 million (1%) decline in T&M revenue and a $6 million reduction in other ancillary revenues. The reduction in Budget truck rental T&M revenue reflects a 9% reduction in rental days, offset by a 9% increase in T&M per day. During the nine months ended September 30, 2004, we reduced the average Budget truck fleet by 14%, compared with the average fleet size in the nine months ended September 30, 2003, which reflects our efforts to focus on higher utilization of newer and more efficient trucks.

Wright Express, our fuel card subsidiary, recognized incremental revenues of $21 million in the nine months ended September 30, 2004 compared with the same period in 2003. This growth was driven by a combination of new customers, increased usage of the fleet fuel card product and increased fuel prices.

In February 2004, we completed the acquisition of First Fleet Corporation, a national provider of fleet management services to companies that maintain private truck fleets. First Fleet contributed $95 million and $2 million of revenues and EBITDA, respectively, during the nine months ended September 30, 2004. Apart from this acquisition, revenue from our fleet management operations increased $25 million, primarily due to an increase in vehicle depreciation expense, which is billed to clients and therefore has no impact on EBITDA.

Excluding the acquisition of First Fleet, total expenses within this segment declined approximately $40 million on a revenue increase of $75 million. The favorable profit margin resulted from continued operating efficiencies realized in connection with the successful integration of Budget.

As previously discussed, we intend to spin-off our fleet leasing operations with our mortgage operations in first quarter 2005.

Marketing Services
Revenues and EBITDA increased $235 million (27%) and $38 million (17%), respectively, in the nine months ended September 30, 2004 compared with the corresponding period in 2003. As previously discussed, effective July 1, 2003, we consolidated TRL Group pursuant to the provisions of FIN 46. Accordingly, revenues and EBITDA for 2004 reflect the results of TRL Group for the nine months ended September 30, 2004, whereas revenues and EBITDA for 2003 reflect the results of TRL Group from its consolidation date forward. During the nine months ended September 30, 2004, TRL Group (after eliminations of intercompany revenues and expenses) contributed incremental revenues and EBITDA of $240 million and $82 million, respectively. Apart from the consolidation of TRL Group, revenues and EBITDA for the Marketing Services segment decreased $5 million and $44 million, respectively, in the nine months ended September 30, 2004 compared with the corresponding period in 2003.

As expected, the membership base retained by us in connection with the original outsourcing of our individual membership business to TRL Group in July 2001 continued to diminish due to attrition; however, the unfavorable impact of reduced revenues on EBITDA was mitigated by a net reduction in expenses from servicing fewer members. Our smaller membership base resulted in a net revenue reduction of $64 million, the majority of which was offset in EBITDA by a net reduction of $43 million in membership-related expenses. However, we recognized $10 million of additional revenue in 2004 as a result of the January 2004 amendment to our contractual relationship with TRL Group, Inc. (formerly Trilegiant Corporation) whereby we began to market to new members again using the Trilegiant tradename (see Note 14 to our Consolidated Condensed Financial Statements for a more detailed discussion regarding this transaction). As a result of this amendment, our membership base will continue to grow as we realize the benefits from our marketing efforts to solicit new members, while TRL Group’s membership base will continue to shrink, as they no longer have the ability to solicit new members. However, the revenue generated from our increasing membership base generally will not be recognized until the expiration of the refund period. As a result, during the nine months ended September 30, 2004, we recognized $78 million of EBITDA losses resulting primarily from marketing expenses incurred to solicit new members for which we expect to realize revenues in future periods. Revenue and EBITDA for the nine months ended September 30, 2004 also include the $34 million early termination payment previously discussed (see the section entitled “Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003—Marketing Services”).

Revenues at our international membership business also increased primarily reflecting an $18 million favorable impact from foreign currency exchange rates, which benefited EBITDA by $3 million after including the unfavorable impact of foreign currency exchange rates on expenses. In addition, EBITDA was favorably impacted in 2004 by $11 million period-over-period due to cost reduction and restructuring activities undertaken in 2003.

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

FINANCIAL CONDITION

	September 30,	December 31,
	2004	2003	Change
Total assets exclusive of assets under management and mortgage programs	$22,757	$21,817	$940
Total liabilities exclusive of liabilities under management and mortgage programs	10,849	12,779	(1,930)
Assets under management and mortgage programs	18,852	17,639	1,213
Liabilities under management and mortgage programs	18,349	16,491	1,858
Stockholders’ equity	12,411	10,186	2,225

Total assets exclusive of assets under management and mortgage programs increased primarily due to (i) an increase of $794 million in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows” for a detailed discussion), (ii) an $808 million increase in long-term deferred tax assets primarily resulting from net operating loss carryforwards generated in connection with accelerated tax depreciation taken on our vehicle-related assets, (iii) $265 million of additions to goodwill primarily resulting from the acquisitions of several strategic businesses in 2004 (see Note 3 to our Consolidated Condensed Financial Statements) and (iv) an increase of $146 million in trademarks primarily due to our purchase of Marriott International Inc.’s interest in Two Flags Joint Venture LLC, which provided us with the exclusive rights to the domestic Ramada and Days Inn trademarks. Such increases were partially offset by (i) a $556 million decrease in assets of discontinued operations due to the sale of Jackson Hewitt and (ii) a $263 million reduction in certain timeshare-related assets as a result of a reclassification to assets under management and mortgage programs, as such assets were financed under a new program in second quarter 2004.

Total liabilities exclusive of liabilities under management and mortgage programs decreased primarily due to (i) our repurchase of $763 million of the senior notes component of our Upper DECS securities in May 2004, (ii) the conversion of our $430 million zero coupon senior convertible contingent notes into shares of Cendant common stock during first quarter 2004 and (iii) the redemption of our 11% senior subordinated notes in May 2004. See “Liquidity and Capital Resources—Financial Obligations—Corporate Indebtedness” for a detailed discussion.

Assets under management and mortgage programs increased primarily due to (i) $552 million of net additions to our vehicle rental fleet in preparation for projected increases in demand, particularly seasonal needs, (ii) $503 million of additional timeshare-related assets associated with increased timeshare sales, timeshare development activity and the reclassification discussed above, (iii) net additions of $274 million to our vehicle leasing fleet principally associated with our acquisition of First Fleet Corporation in February 2004, (iv) a $157 million increase in our vehicle rental receivables due to an increase in the number of vehicles returned to manufacturers in September 2004 in comparison to December 2003, (v) a $132 million increase in fuel card receivables resulting from a combination of new customers, increased usage of the fleet fuel card product and increased fuel prices and (vi) $119 million of assets acquired in connection with the acquisition of Landal GreenParks. Such increases were partially offset by (i) a $358 million decrease in mortgage loans held for sale primarily associated with the differences in the timing of loan sales and decreased mortgage loan origination volume in 2004 and (ii) a decrease of $245 million in the derivative asset related to mortgage servicing rights, the majority of which was offset by a decrease in the derivative liability related to mortgage servicing rights, which is classified as a liability under management and mortgage programs on our Consolidated Condensed Balance Sheet.

Liabilities under management and mortgage programs increased primarily due to (i) an increase in our deferred tax liability relating to management and mortgage programs of approximately $1.3 billion, which resulted primarily from the accelerated depreciation discussed above, (ii) $509 million of additional borrowings to support the growth in our vehicle rental fleet described above, (iii) $282 million of borrowings to support the creation of consumer notes receivable and the acquisition of timeshare properties related to our timeshare development business and (iv) $240 million of lease obligations assumed in connection with our acquisition of First Fleet Corporation (for which there is a corresponding asset recorded within assets under management and mortgage programs and on which our exposure is limited). Such increases were partially offset by a $183 million decrease in the derivative liability related to mortgage servicing rights, as discussed above. See “Liquidity and Capital Resources—Financial Obligations—Debt Under Management and Mortgage Programs” for a detailed account of the change in our debt related to management and mortgage programs.

Stockholders’ equity increased primarily due to (i) $1,725 million of net income generated during the nine months ended September 30, 2004, (ii) $580 million related to the exercise of employee stock options (including $96 million of tax benefit), (iii) the conversion of our zero coupon senior convertible contingent notes into approximately 22 million shares of Cendant common stock, which increased additional paid-in capital by $456 million (including $26 million of deferred tax liabilities that were reversed upon conversion) and (iv) $863 million related to the settlement of the forward purchase contracts that formed a portion of our Upper DECS securities. Such increases were partially offset by (i) our repurchase of $1,153 million (approximately 50 million shares) of Cendant common stock and (ii) $237 million of dividend payments.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

Cash Flows
At September 30, 2004, we had approximately $1.6 billion of cash on hand, an increase of $794 million from $839 million at December 31, 2003. The following table summarizes such increase:

	Nine Months Ended September 30,
	2004	2003	Change
Cash provided by (used in):
Operating activities	$4,094	$3,505	$589
Investing activities	(2,446)	(2,739)	293
Financing activities	(897)	67	(964)
Effects of exchange rate changes	5	(10)	15
Cash provided by discontinued operations	38	56	(18)

Net change in cash and cash equivalents	$794	$879	$(85)

During the nine months ended September 30, 2004, we generated $589 million more cash from operating activities compared with the corresponding period in 2003. This change principally reflects stronger operating results and the activities of our management and mortgage programs, partially offset by the absence in 2004 of $200 million of proceeds received in 2003 for the termination of fair value hedges of corporate debt instruments. Our mortgage program generated an incremental $1.4 billion of cash during the nine months ended September 30, 2004, primarily resulting from timing differences between the receipt of cash from the sale of previously originated mortgage loans and the origination of new mortgage loans, while our timeshare program used an additional $525 million relating to the origination and collection of timeshare assets. Cash flows related to our management and mortgage programs may fluctuate significantly from period to period due to the timing of the underlying management and mortgage program transactions (i.e., timing of mortgage loan origination versus sale).

During the nine months ended September 30, 2004, we used $293 million less cash for investing activities in comparison with the same period in 2003. This change principally reflects $772 million of net proceeds received on the sale of Jackson Hewitt in second quarter 2004 and $49 million of proceeds received on the sale of two other non-core businesses during 2004. In addition, our mortgage services business utilized $299 million less cash primarily associated with its MSR asset and related risk management activities. These increases were partially offset by the use of $491 million more cash primarily to increase the car rental fleet, the utilization of $209 million more cash to fund acquisitions, the majority of which related to our core travel or real estate verticals, and a reduction of $90 million in proceeds received on asset sales. Capital expenditures, which were relatively consistent period-over-period, are expected to be approximately $500 million for 2004.

During the nine months ended September 30, 2004, we used $897 million of cash for financing activities compared with generating $67 million during the corresponding period in 2003. Such change principally reflects our debt reduction activities, which resulted in the utilization of an additional $700 million of cash, and the activities of our management and mortgage programs, which resulted in the utilization of an incremental $748 million of cash to support program activities. In addition, we paid $237 million of dividends to our common stockholders in 2004 and repurchased an additional $206 million of common stock. Such additional cash outflows were partially offset by $863 million of proceeds received in connection with the settlement of the forward purchase contract component of our Upper DECS securities whereby we issued approximately

38 million shares of Cendant common stock. See “Liquidity and Capital Resources—Financial Obligations” for a detailed discussion of financing activities during the nine months ended September 30, 2004.

Throughout 2004, we intend to continue to reduce corporate indebtedness and repurchase outstanding shares of our common stock. We currently intend to use cash to redeem our 3 7/8% convertible senior debentures on their call date (November 27, 2004); however, holders of these instruments may elect to convert them into shares of our common stock. Earlier this year, in anticipation of our redemption of these debentures, we purchased call spread options covering 16.3 million of the 33.4 million shares issuable upon a holder’s election to convert these debentures into shares of Cendant common stock (see Note 9 to our Consolidated Condensed Financial Statements for more detail). If we are unable to redeem these debentures for cash because holders have elected to convert them into shares of our common stock, we expect to use the cash that would otherwise have been used to redeem these debentures to repurchase shares of our common stock.

We also expect to use approximately $1.0 billion of cash to acquire Orbitz (net of cash acquired) in fourth quarter 2004 and approximately $95 million to pay our fourth quarter dividend.

Financial Obligations
At September 30, 2004, we had approximately $20.0 billion of indebtedness (including corporate indebtedness of approximately $4.5 billion and debt under management and mortgage programs of approximately $15.6 billion).

Corporate indebtedness consisted of:

		As of	As of
	Final	September 30,	December 31,
	Maturity Date	2004	2003	Change
Term notes
11% senior subordinated notes (a)	n/a	$–	$333	$(333)
6 7/8% notes	August 2006	849	849	–
4.89% notes (b)	August 2006	100	–	100
6 1/4% notes	January 2008	797	797	–
6 1/4% notes	March 2010	349	348	1
7 3/8% notes	January 2013	1,191	1,190	1
7 1/8% notes	March 2015	250	250	–
Contingently convertible debt securities
Zero coupon senior convertible contingent notes	n/a	–	430	(430)
Zero coupon convertible debentures	n/a	–	7	(7)
3 7/8% convertible senior debentures (c)	November 2004 (*)	804	804	–
Other
Net hedging gains (losses) (d)		28	31	(3)
Other		97	100	(3)

		4,465	5,139	(674)
Upper DECS (b)		–	863	(863)

		$4,465	$6,002	$(1,537)

(*)	Indicates earliest mandatory redemption date.

(a)	On May 3, 2004, we redeemed these notes for $345 million in cash, including accrued interest.

(b)
On May 10, 2004, our outstanding senior notes that formed a part of the Upper DECS were successfully remarketed. In conjunction with the remarketing, we purchased and retired $763 million of our senior notes. See Note 9 to our Consolidated Condensed Financial Statements.

(c)	On October 27, 2004, we announced our intention to redeem these debentures for cash in November 2004.

(d)
As of September 30, 2004, the balance represents $162 million of realized gains resulting from the termination of interest rate hedges, which will be amortized as a reduction to future interest expense. Such gains were partially offset by $134 million of mark-to-market adjustments on current interest rate hedges. As of December 31, 2003, the balance represented $201 million of realized gains resulting from the termination of interest rate hedges, which were partially offset by $170 million of mark-to-market adjustments on other interest rate hedges.

Debt Under Management and Mortgage Programs
The following table summarizes the components of our debt under management and mortgage programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC (formerly, AESOP Funding II, LLC):

	As of	As of
	September 30,	December 31,
	2004	2003	Change
Asset-Backed Debt:
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (a)	$5,963	$5,644	$319
Other	841	651	190
Vehicle management program (b)	3,391	3,118	273
Mortgage program (c)	1,305	1,651	(346)
Timeshare program (d)	1,391	1,109	282
Relocation program	400	400	–
Vacation rental program (e)	77	–	77

	13,368	12,573	795

Unsecured Debt:
Term notes	1,848	1,916	(68)
Commercial paper	125	164	(39)
Other	229	132	97

	2,202	2,212	(10)

Total debt under management and mortgage programs	$15,570	$14,785	$785

(a)	The change in the balance at September 30, 2004 principally reflects the issuance of term notes at various interest rates to support the acquisition of vehicles used in our vehicle rental business.

(b)	The change in the balance at September 30, 2004 principally reflects debt assumed in connection with our acquisition of First Fleet (see Note 3 to our Consolidated Condensed Financial Statements).

(c)	The change in the balance at September 30, 2004 primarily reflects the January 2004 repayment of $350 million of medium-term notes.

(d)
The change in the balance at September 30, 2004 primarily reflects borrowings under an asset-linked facility to support the creation of consumer notes receivable and the acquisition of timeshare properties related to our timeshare development business, which replaced a $275 million term loan with $219 million outstanding as of December 31, 2003. Borrowings under our asset-linked facility represent bank debt with a three-year term bearing interest at a rate of LIBOR plus 62.5 basis points, based on our current credit ratings.

(e)	This amount represents debt under management and mortgage programs assumed in connection with the acquisition of Landal GreenParks (see Note 3 to our Consolidated Condensed Financial Statements).

The following table provides the contractual maturities for debt under management and mortgage programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) at September 30, 2004 (except for notes issued under our vehicle management and certain of our timeshare programs, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
Within 1 year	$2,979	$574	$3,553
Between 1 and 2 years	4,460	6	4,466
Between 2 and 3 years	2,347	184	2,531
Between 3 and 4 years	1,709	432	2,141
Between 4 and 5 years	1,384	183	1,567
Thereafter	489	823	1,312

	$13,368	$2,202	$15,570

Available Funding Arrangements and Committed Credit Facilities
At September 30, 2004, we had approximately $7.9 billion of available funding arrangements and credit facilities (comprised of approximately $1.7 billion of availability at the corporate level and approximately $6.2 billion available for use in our management and mortgage programs). As of September 30, 2004, the committed credit facilities at the corporate level included:

			Letters of
	Total	Outstanding	Credit Issued	Available
	Capacity	Borrowings	and Outstanding	Capacity
Maturing in December 2005	$2,900	$–	$1,226	$1,674
Maturing in July 2009	203	–	203	–

As of September 30, 2004, available funding under our asset-backed debt programs and committed credit facilities (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) related to our management and mortgage programs consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity
Asset-Backed Funding Arrangements (a)
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (b)	$7,348	$5,963	$1,385
Other (c)	1,139	841	298
Vehicle management program (d)	3,826	3,391	435
Mortgage program (e)	3,116	1,305	1,811
Timeshare program (f)	2,253	1,391	862
Relocation program (g)	600	400	200
Vacation rental program	77	77	–

	18,359	13,368	4,991

Committed Credit Facilities (h)
Maturing in June 2007	1,250	–	1,250

	$19,609	$13,368	$6,241

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $6.0 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $3.9 billion of leased vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $1.4 billion of underlying mortgage loans and related assets.

(f)	The outstanding debt is collateralized by approximately $2.5 billion of timeshare-related assets. Borrowings under our asset-linked facility ($425 million) are also recourse to Cendant.

(g)	The outstanding debt is collateralized by $561 million of underlying relocation receivables and related assets.

(h)	These committed credit facilities were entered into by and are for the exclusive use of our PHH Corporation subsidiary.

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

Additionally, we monitor the maintenance of required financial ratios and, as of September 30, 2004, we were in compliance with all financial covenants under our material credit and securitization facilities. Currently our credit ratings are as follows:

Moody's
	Investors	Standard	Fitch
	Service	& Poor's	Ratings
Cendant
Senior unsecured debt	Baa1	BBB	BBB+
PHH
Senior debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F-2

Standard & Poor’s has assigned a “positive outlook” on Cendant’s credit ratings, while Moody’s Investors Service and Fitch Ratings have assigned a “stable outlook.” Following our announcement that we intend to spin-off the mortgage and fleet leasing operations of PHH, the credit ratings for PHH’s senior debt have been assigned a “positive outlook” by Fitch Ratings, while Moody’s Investors Service and Standard & Poor’s have assigned a “negative outlook.” A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Contractual Obligations
Our future contractual obligations have not changed significantly from the amounts reported within our 2003 Annual Report on Form 10-K with the exception of our commitment to purchase vehicles, which decreased from the amount previously disclosed by approximately $2.9 billion to approximately $2.0 billion at September 30, 2004 as a result of purchases during the nine months ended September 30, 2004. Any changes to our obligations related to corporate indebtedness and debt under management and mortgage programs are presented above within the section entitled “Liquidity and Capital Resources—Financial Obligations” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

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

Recently Issued Accounting Pronouncement
In September 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), which requires that diluted earnings per share include the dilutive effect of any contingently convertible debt securities regardless of whether the market price trigger had been satisfied during the period. We are required to adopt the provisions of EITF 04-8 as of December 31, 2004 and are also required to restate prior period diluted earnings per share for convertible debt securities that were outstanding during such periods and not ultimately settled in cash or modified prior to December 31, 2004. We are currently assessing the impact of adopting EITF 04-8.

Change in Accounting Policy
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

As previously discussed in our 2003 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2004 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Leonard Loventhal Account v. Silverman, et al., C.A. No. 306-N, Court of Chancery for the State of Delaware in and for New Castle County. On or about March 10, 2004, this derivative action was commenced against Henry Silverman, our Chairman and Chief Executive Officer, and the other members of our board of directors asserting claims on our behalf. The complaint in this action alleged that our board members breached their fiduciary duties by approving an employment contract for Mr. Silverman and by allowing us to pay premiums on life insurance policies then in force for Mr. Silverman. The suit sought equitable relief and compensatory damages in an unspecified amount. Since this action was commenced on our behalf, we were named as a nominal defendant and could only be the beneficiary of damages awarded in any final disposition. On April 19, 2004, we reached an agreement in principle to settle this action and on May 21, 2004, we entered into a Stipulation of Settlement. The Court of Chancery approved the settlement at a hearing on August 19, 2004. As a result of the settlement, Mr. Silverman’s existing contract was amended on August 20, 2004 to make changes, including changing the expiration date from December 31, 2012 to December 31, 2007; limiting any severance payment to no more than 2.99 times the prior year’s compensation; making a significant portion of Mr. Silverman’s bonus subject to the attainment of certain performance-based earnings per share goals; and reducing the cash compensation portion of a post-employment consulting contract from life to a period of five years.

In Re Homestore.com Securities Litigation, No. 01-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, one of our officers, were added as defendants in a purported class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 21, 2001. The complaint in this action alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act based on purported misconduct in connection with the accounting of certain revenues in financial statements published by Homestore during the class period. On March 7, 2003, the court granted our motion to dismiss lead plaintiff’s claims for failure to state a claim upon which relief could be granted and dismissed the complaint, as against Cendant and Mr. Smith, with prejudice. On March 8, 2004, the court entered final judgment dismissing parties, including Cendant and Mr. Smith, thus allowing for an appeal to be taken from its decision dismissing the complaint against Cendant, Mr. Smith and others. In April 2004, plaintiffs filed notice of such an appeal and filed their opening appeal brief on July 26, 2004. On March 16, 2004, the court approved a settlement between lead plaintiff and Homestore.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Below is a summary of our Cendant common stock repurchases by month for the quarter ended September 30, 2004:

				Approximate Dollar
			Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased	Paid per Share	Plan (b)	Plan
July 1 – 31, 2004	2,564,996	$24.47	2,564,996	$465,710,727
August 1 – 31, 2004	1,715,000	$21.73	1,715,000	$432,632,186
September 1 – 30, 2004 (a)	3,171,756	$22.30	3,171,756	$383,786,113
Total	7,451,752	$22.92	7,451,752

(a)	Includes 495,000 shares purchased for which the trade date occurred during September 2004 while settlement occurred in October 2004.

(b)
Our share repurchase program, which does not have an expiration date, was first publicly announced on October 13, 1998 in the amount of $1 billion and has been increased from time to time and each such increase has been publicly announced. The most recent increase of $500 million, plus an additional repurchase amount equal to the principal amount of any of our 3 7/8% convertible senior debentures that are converted in the fourth quarter of 2004, was approved and publicly announced on October 19, 2004. No shares were purchased outside our share repurchase program during the periods set forth in the table above.

Item 6.	Exhibits

Exhibits

See Exhibit Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENDANT CORPORATION

Date: November 2, 2004	/s/ Ronald L. Nelson Ronald L. Nelson President and Chief Financial Officer

Date: November 2, 2004	/s/ Virginia M. Wilson Virginia M. Wilson Executive Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 19, 2004).

10.1	Second Amendment to Amended and Extended Employment Agreement dated August 20, 2004, by and between Cendant Corporation and Henry R. Silverman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2004).

10.2	Series 2004-1 Indenture Supplement, dated as of July 29, 2004, to the Base Indenture, dated as of June 30, 1999, as amended, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Indenture Trustee (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of PHH Corporation for the quarterly period ended September 30, 2004).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.