Form 10-K
period 2004-12-31
CENDANT CORP
filed 2005-03-01
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NO. 1-10308

CENDANT CORPORATION
 (Exact name of Registrant as specified in its charter)

DELAWARE	06-0918165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
9 WEST 57TH STREET NEW YORK, NY	10019
(Address of principal executive offices)	(Zip Code)

212-413-1800
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
CD Common Stock, Par Value $.01	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☒ No ☐

The aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant on June 30, 2004 was $24,687,662,371. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares outstanding of the Registrant’s common stock was 1,051,839,131 as of January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with our annual stockholders’ meeting to be held on April 26, 2005 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

●
terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., may negatively affect the travel industry, our financial results and could also result in a disruption in our business;

●	the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;

●	the effects of a decline in travel, due to political instability, adverse economic conditions or otherwise, on our travel related businesses;

●	the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our real estate related businesses;

●	the effects of changes in current interest rates, particularly on our real estate franchise and real estate brokerage businesses;

●	the final resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;

●	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

●	competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

●
failure to reduce quickly our substantial technology costs and other overhead costs in response to a reduction in revenue, particularly in our computer reservations, global distribution systems, vehicle rental and real estate brokerage businesses;

●	our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

●
our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisition of Orbitz, Inc., ebookers plc and our proposed acquisition of Gullivers Travel Associates, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

●	our ability to divest the operations of our Marketing Services division on economically attractive terms;

●	our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

●
in relation to our asset management programs, (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for certain of our securitization facilities and to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios;

●	competitive and pricing pressures in the travel industry, including the car rental and global distribution services industries;

●	changes in the vehicle manufacturer repurchase arrangements in our Avis and Budget car rental business or changes in the credit quality of such vehicle manufacturers;

●
filing of bankruptcy by, or the loss of business, of any of our significant customers, including our airline customers, and the ultimate disposition of any such bankruptcy, including the bankruptcy reorganization of UAL Corporation;

●
changes in laws and regulations, including changes in global distribution services rules, telemarketing and timeshare sales regulations and real estate related regulations, state, federal and international tax laws and privacy policy regulation; and

●
changes in accounting principles and/or business practices that may result in changes to the way we account for transactions and may affect comparability between periods and changes to the estimates and assumptions that we used to prepare our financial statements due to subsequent developments, such as court or similar rulings and actual experience.

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

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company”, “Cendant”, “we”, “our” or “us” means Cendant Corporation, a Delaware corporation, and its subsidiaries.

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide consumer and business services primarily in the travel and real estate services industries, which are intended to complement one another and create cross-marketing opportunities both within and among our following four core business segments:

●
Our Real Estate Franchise and Operations segment franchises the real estate brokerage businesses of the CENTURY 21, Coldwell Banker, Coldwell Banker Commercial, Sotheby’s International Realty, and ERA brands; provides real estate brokerage services under our Coldwell Banker, ERA, Corcoran Group, The Sunshine Group and Sotheby’s International Realty brands through NRT; and assists in employee relocations through Cendant Mobility.

●
Our Hospitality Services segment operates the worldwide Wingate Inn, Ramada, Howard Johnson, AmeriHost Inn, Days Inn, Travelodge (in North America only), Super 8 Motel and Knights Inn lodging franchise systems; facilitates the exchange of vacation ownership interests through Resort Condominiums International; facilitates the development and sale of vacation ownership interests through Fairfield Resorts and Trendwest Resorts; and markets and manages vacation rental properties through fifteen recognized brands.

●
Our Travel Distribution Services segment provides travel content and services to consumers, travel agencies, corporations and suppliers of travel products and services worldwide through the following operations:

●	Travel Agency Services, where our Galileo, THOR, Travelwire and Travel 2 Travel 4 businesses provide distribution and travel content to travel agencies throughout the world;

●
Consumer Travel Services, where our Orbitz.com, CheapTickets.com, HotelClub.com, RatesToGo.com, Away Network (away.com, GORP.com and OutsideOnline.com), Lodging.com, ebookers.com (acquired in February 2005), AsiaHotels.com, Neat Group and Cendant Travel businesses and our Chinese travel joint venture, CYTS-Cendant Travel Service, provide consumers with the ability to search for and purchase a broad array of travel products such as airline tickets, lodging, car rental, cruises and vacation packages;

●
Corporate Travel Solution Services, where our Travelport and Orbitz for Business corporate travel products provide a platform for corporations to manage and facilitate the purchase of a wide array of travel products for employees both online and through our GDS; and

●
Supplier Services, through which our Galileo business manages airline, cruise and tour provider relationships; and Shepherd Business Intelligence, TRUSTInternational.com and WizCom facilitate and enhance our travel supplier customers’ operational efficiency and revenue generating capabilities.

●
Our Vehicle Services segment operates and franchises our Avis and Budget vehicle rental businesses. For 2004, this segment also included our PHH Arval fleet management business and Wright Express fuel card services business. As of February 1, 2005 and February 22, 2005, respectively, neither PHH Arval nor Wright Express are part of our company as further described under “Strategic Realignment Plan” below.

For 2004, our company also included the following non-core business segments:

●
Our Mortgage Services segment included our former mortgage business conducted through Cendant Mortgage (now known as PHH Mortgage), which, on January 31, 2005, was distributed to our stockholders as further described under “Strategic Realignment Plan” below. This segment also includes our settlement services business, including our title insurance and closing services businesses, through Cendant Settlement Services Group, which we consider to be integral to our core real estate business.

●
Our Marketing Services segment provides enhancement packages to financial institutions and insurance-based products to consumers through Progeny Marketing Innovations, Cims and Trilegiant Loyalty Solutions; and a variety of membership programs offering discounted products and services to consumers through our Trilegiant subsidiary. In 2005, as previously announced, we intend to dispose of this business as further described under “Strategic Realignment Plan” below.

* * *

Strategic Realignment Plan

During 2004, we began the process of simplifying our business mix to focus solely on our core travel and real estate services businesses. In connection with this process, we began a four-phase strategic realignment plan to divest our non-core businesses. In the first phase, completed in June 2004, we disposed of our Jackson Hewitt tax preparation services business in an initial public offering where we received proceeds of approximately $770 million (net of offering expenses). In the second phase, completed on January 31, 2005, we spun-off our mortgage, appraisal and fleet management businesses through the distribution to our stockholders of all of the shares of common stock of PHH Corporation. In the third phase, completed on February 22, 2005, we disposed of our Wright Express fuel card business in an initial public offering, and in connection with the disposition, we received approximately $1 billion (net of offering expenses). The fourth and final phase of our strategic realignment plan is to dispose of our Marketing Services division, including our Progeny Marketing Innovations, Trilegiant, Trilegiant Loyalty Solutions and Cims businesses, which we expect to be consummated before the conclusion of the third quarter of 2005. Upon completion of the strategic realignment plan, our principal focus will be on the growth and profitability of our travel and real estate businesses.

Although we focus on organic growth, we may augment such growth through the select acquisition of (or possible joint venture with) complementary businesses in the real estate and travel services industries. We expect to fund the purchase price of any such acquisition with cash on hand or borrowings under our credit lines. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In addition, we continually review and evaluate our portfolio of existing businesses to determine if they continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to joint ventures, divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. We also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from any such dispositions and cash from operations to retire indebtedness, repurchase our common stock, make acquisitions and for other general corporate purposes.

Company History

We were created through a merger with HFS Incorporated in December 1997 with the resultant corporation being renamed Cendant Corporation. Our principal executive office is located at 9 West 57th Street, New York, New York 10019 (telephone number: (212) 413-1800). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (the “Commission” or the “SEC”) and certain of our officers and directors file statements of changes in beneficial ownership on Form 4 with the Commission. Such reports, proxy statements and other information and such Form 4s can be accessed on our web site at www.cendant.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. A copy of our Codes of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our web site. We will provide, free of charge, a copy of our Codes of Conduct and Ethics, Corporate Governance Guidelines and Board

Committee Charters upon request by phone or in writing at the above phone number or address, attention: Investor Relations. In accordance with New York Stock Exchange (NYSE) Rules, on May 19, 2004, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

SEGMENTS

In the first quarter of 2004, we established a new segment, the Mortgage Services segment, consisting of our former mortgage business and our settlement services business which were previously contained within the Real Estate Services segment. The Real Estate Services segment was renamed the Real Estate Franchise and Operations segment in connection with such realignment. In the second quarter of 2004, we also changed the name of our Financial Services segment to Marketing Services. We recasted the financial information for our segments in connection with these changes to our segment structure and in connection with the disposition of our tax preparation business on Current Reports on Form 8-K dated May 3, 2004 and August 2, 2004, respectively. As a result of the spin-off of our mortgage, appraisal and fleet management businesses, we may further change our segment structure during 2005.

REAL ESTATE FRANCHISE AND OPERATIONS SEGMENT (31%, 29% and 28% of revenue for 2004, 2003 and 2002, respectively)

Real Estate Franchise Business (4%, 4% and 5% of revenue for 2004, 2003 and 2002, respectively)

Our real estate franchise business is the world’s largest real estate brokerage franchisor and was involved in approximately one in four single-family home purchase or sale transactions in the United States in 2004. We franchise real estate brokerage businesses under the following franchise systems:

●
CENTURY 21, one of the world’s largest residential real estate brokerage franchisors, with approximately 7,200 franchise offices and approximately 131,800 sales agents located in 36 countries and territories;

●
Coldwell Banker, one of the world’s leading brands for the sale of million-dollar-plus homes and one of the largest residential real estate brokerage franchisors, with approximately 3,650 offices in the United States, Canada and 26 other countries and territories and approximately 119,800 sales agents;

●	ERA, a leading residential real estate brokerage franchisor, with approximately 2,600 offices and more than 33,200 sales agents located in 31 countries and territories;

●
Sotheby’s International Realty, a luxury real estate brokerage franchisor with approximately 50 franchise offices and approximately 1,450 sales agents in the United States, which franchise system was launched this year following our February 2004 acquisition of the rights to create such a system; and

●	Coldwell Banker Commercial, a leading commercial real estate brokerage franchisor with approximately 100 franchise offices and approximately 1,000 sales agents in the United States.

Our primary objectives are to sell new franchises, renew existing franchises and, most importantly, provide world-class service and support to our franchisee real estate brokers in a way that enables them to increase their revenue and profitability. We support our franchisees with dedicated national marketing programs, technology, training and education.

In exchange for the right to participate in one of our real estate franchise systems, our franchisees pay us fees. Royalty and marketing fees on commissions from real estate transactions are the primary component of revenue for our real estate franchise business. Our franchise contracts generally have a term of ten years. In addition to offices owned and operated by our franchisees, we own and operate approximately 940 of the Coldwell Banker, ERA, Coldwell Banker Commercial and Sotheby’s International Realty offices through our NRT subsidiary. NRT pays intercompany royalty and marketing fees to our real estate franchise business in connection with its operation of these offices. In 2004, NRT represented approximately 40% of the revenue generated by our real estate franchise business though such revenue is eliminated in consolidation.

We also offer service providers an opportunity to market their products to our brokers through our Preferred Alliance Program. To participate in this program, service providers generally pay us an up-front fee, commissions or both. In connection with the spin-off of our former mortgage business, PHH Mortgage will be the only Cendant endorsed provider of mortgages for the franchisees of our real estate franchise systems. We will receive a marketing fee for promotion in connection with our endorsement.

We own the trademarks and intellectual property related to the CENTURY 21, Coldwell Banker and ERA franchise systems. We have an exclusive license to franchise the Sotheby’s International Realty system pursuant to a license agreement with Sotheby’s Holdings, Inc. Such license agreement has a 100-year term, which consists of an initial 50-year term and a 50-year renewal option, whereby we pay a licensing fee to Sotheby’s Holdings for the use of the Sotheby’s International Realty name. In connection with our acquisition of such license, we also acquired the domestic residential real estate brokerage operations of Sotheby’s which are now operated by NRT. We paid approximately $100 million in connection with such license and brokerages.

Each of our brands has a consumer web site that offers real estate listings, contacts and services. Century21.com, coldwellbanker.com, coldwellbankercommercial.com, sothebysrealty.com and era.com are the official web sites for the CENTURY 21, Coldwell Banker, Coldwell Banker Commercial, Sotheby’s International Realty and ERA real estate franchise systems, respectively. In addition, listings of our CENTURY 21, Coldwell Banker and ERA brands are available through the Realtor.com web site.

Growth. Our strategies for growth include the continued expansion of our franchise systems through additional franchise sales; facilitating mergers and acquisitions with our franchisees; providing products, tools and technologies to improve broker revenue profitability; international expansion; and aggressive marketing of the Sotheby’s International Realty brand.

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

The ability of our real estate brokerage franchisees to compete in this industry is important to our prospects for growth. The ability of an individual franchisee to compete may be affected by the location of its office, the services provided to its real estate agents, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is generally reduced by virtue of the diverse geographical locations of our franchisees. At December 31, 2004, our combined real estate franchise systems had approximately 8,650 brokerage offices in the United States and approximately 13,700 offices worldwide. The real estate franchise systems have offices in 57 countries and territories in North and South America, Europe, Asia, Africa and Australia.

Real Estate Brokerage Business (25%, 23% and 20% of revenue for 2004, 2003 and 2002, respectively)

Through our NRT Incorporated subsidiary, we operate the largest residential real estate brokerage firm in the United States and have offices in the United Kingdom. We offer assistance with the sale and purchase of properties through approximately 1,000 full service real estate brokerage offices nationwide, principally under the Coldwell Banker, ERA, Corcoran Group, The Sunshine Group and Sotheby’s International Realty brand names. In addition, as a full service real estate brokerage offering one-stop shopping to consumers, we promote the services of Cendant Mobility and Cendant Settlement Services, in addition to PHH Mortgage (formerly Cendant Mortgage).

Our real estate brokerage business derives revenue primarily from sales commissions, which we receive at the closing of real estate transactions. Sales commissions usually range from 5% to 7% of the sales price. In transactions in which we act as broker on one side of a transaction (either the buying side or the selling side) and a third party is acting as broker on the other side of the transaction, we typically agree to share half of the sales commission with the other broker. Sales associates generally receive between 50% and 80% of such commissions.

In connection with the spin-off of our former mortgage business, we formed a venture (the “mortgage venture”) with PHH, named PHH Home Loans, LLC, for the purpose of originating and selling mortgage loans primarily sourced through our residential real estate brokerage and relocation businesses. We own 49.9% of the mortgage venture. The mortgage venture has a 50-year term, subject to earlier termination upon the occurrence of certain events or at our election at any time after January 31, 2012 by providing two years’ notice to PHH. PHH may terminate the venture upon the occurrence of certain events or, at its option, after January 31, 2030. All mortgage loans originated by the mortgage venture will be sold to PHH Mortgage or other third party investors, and PHH Home Loans will not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, we will have no mortgage servicing rights asset risk. PHH Home Loans will be the exclusive recommended provider of mortgages for NRT. Until the mortgage venture is fully licensed, we have agreed that PHH Mortgage is the exclusive recommended provider of mortgage products and services promoted by NRT and Cendant Mobility for which we will receive a marketing fee.

Growth. Our strategy is to grow both organically and through the acquisition of independent real estate brokerages. In 2004, we acquired 21 brokerages (excluding the February 2004 acquisition of Sotheby’s International Realty) for approximately $115 million in cash. To grow organically, we seek to recruit and retain sales associates, continue to provide exceptional service in existing markets, and enter new markets. When we acquire a real estate brokerage, we typically convert it to one of our existing real estate brands. We believe that approximately 60% of real estate brokerages are currently unaffiliated with a real estate franchise brand.

Competition. The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which NRT operates. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and brokerage commissions. NRT competes primarily with franchisees of local and regional real estate franchisors; franchisees of our brands and of other national real estate franchisors, such as the RE/MAX, GMAC Real Estate and Prudential real estate brokerage brands; regional independent real estate organizations, such as Weichert Realtors and Long & Foster Real Estate; discount brokerages, such as Foxtons; web sites such as Lendingtree.com, and smaller niche companies competing in local areas.

Relocation Business (2%, 2% and 3% of revenue for 2004, 2003 and 2002, respectively)

Cendant Mobility is a global provider of outsourced employee relocation services. We are the largest such provider in the United States and in 2004 assisted more than 115,000 affinity customers and transferring employees (both permanent and temporary assignments), including over 25,000 transferring employees internationally in over 130 countries. We deliver services from facilities in the United States, England, Australia, Singapore and Hong Kong. In addition, we deliver services at client facilities.

We primarily offer corporate and government clients employee relocation services, such as:

●
home-sale assistance, including the evaluation, inspection, purchasing and/or selling of a transferee’s home, the issuance of home equity advances to employees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the corporate client), certain home management services and assistance in locating a new home;

●	expense processing, relocation policy counseling, relocation-related accounting, including international compensation administration, and other consulting services;

●
arranging household goods moving services, with over 61,000 domestic and international shipments in 2004, and providing support for all aspects of moving an employee’s household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

●	visa and immigration support, intercultural and language training and expatriation/ repatriation counseling and destination services; and

●	group move management services providing coordination for moves involving a large number of employees to or from a specific regional area over a short period of time.

The wide range of our services allows clients to outsource their entire relocation programs to us.

Clients pay a fee for the services performed and/or permit Cendant Mobility to retain referral fees collected from brokers. We also receive commissions or referral fees from third-party service providers, such as van lines. The majority of our clients pay interest on home equity advances and reimburse all costs associated with our services, including, if necessary, repayment of home equity advances and reimbursement of losses on the sale of homes purchased. This limits our exposure on such items to the credit risk of our corporate clients rather than to the potential changes in value of residential real estate or to the creditworthiness of the individual transferring employee. We believe such risk is minimal due to the credit quality of our corporate clients. Net credit losses as a percentage of the average balance of relocation receivables serviced has been less than 0.25% in each of the last five years. In addition, the average holding period for U.S. homes we purchased in 2004 on behalf of our clients was 47 days. In transactions where we assume the risk for losses on the sale of homes (primarily U.S. federal government agency clients), which comprise less than 5% of net revenue for our relocation business, we control all facets of the resale process, thereby limiting our exposure.

About 5% of our relocation revenue is derived from our affinity services, which provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations such as insurance and airline companies that have established members. Often these organizations offer our affinity services to their members at no cost and, where permitted, provide their members with a financial incentive for using these services. This service helps the organizations attract new members and retain current members. Personal assistance is provided to over 60,000 individuals, with approximately 27,000 real estate transactions annually. In addition, we derive about 6% of our relocation revenue from referrals within our real estate broker network.

Growth. Our strategy is to grow our global relocation business by generating business from corporations and U.S. federal government agencies seeking to outsource their relocation function due to downsizing, cost containment initiatives and increased need for expense tracking. This strategy includes bringing innovative products and services to the market and expanding our business as a lower cost provider by focusing on operational improvements and policy counseling and design. We also seek to grow our affinity services business by increasing the number of accounts, as well as through higher penetration of existing accounts.

Competition. Competition is based on service, quality and price. We are the largest provider of outsourced relocation services in the United States and a leader in the United Kingdom, Australia and Southeast Asia. In the United States, we compete with in-house relocation solutions and with numerous providers of outsourced relocation services, the largest of which is Prudential Real Estate and Relocation Services, Inc. Internationally, we compete with in-house solutions, local relocation providers and international accounting firms.

Real Estate Franchise and Operations Seasonality

The principal sources of revenue for our real estate franchise and real estate brokerage businesses are based upon the timing of residential real estate sales, which are generally lower in the first quarter of each year. The principal sources of revenue for our relocation business are based upon the timing of transferee moves, which are generally lower in the first and last quarters of each year.

Real Estate Franchise and Operations Trademarks and Intellectual Property

We own the trademarks “CENTURY 21,” “Coldwell Banker,” “Coldwell Banker Commercial,” “ERA,” “Corcoran,” “The Sunshine Group” and “Cendant Mobility” and related trademarks and logos, and such trademarks and logos are material to the businesses that comprise our Real Estate Franchise and Operations segment. Our franchisees and subsidiaries in our Real Estate Franchise and Operations segment actively use these marks and all of the material marks are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where these businesses have significant operations. We license the Sotheby’s International Realty mark from SPTC, Inc., a subsidiary of Sotheby’s Holdings, Inc.

Real Estate Franchise and Operations Employees

The businesses that make up our Real Estate Franchise and Operations segment employed approximately 11,500 people as of December 31, 2004.

MORTGAGE SERVICES SEGMENT (6%, 8% and 5% of revenue for 2004, 2003 and 2002, respectively)

Mortgage Services Business (4%, 5% and 3% of revenue for 2004, 2003 and 2002, respectively)

As discussed above, we distributed our mortgage business in a spin-off on January 31, 2005. Our mortgage business originated and serviced mortgages through Cendant Mortgage Corporation, which has changed its name to PHH Mortgage Corporation. PHH Mortgage is a centralized mortgage lender conducting business throughout the United States with a focus on retail mortgage originations in which it provides mortgages directly to consumers. In the United States, for the nine months ended September 30, 2004, PHH Mortgage was the sixth largest retail originator of residential mortgages, a leading outsource provider of mortgage origination services to financial institutions and the only mortgage company authorized to use the Coldwell Banker, CENTURY 21 and ERA brand names.

In connection with the spin-off, we formed the mortgage venture discussed above for the purpose of originating and selling mortgage loans primarily sourced through our owned residential real estate brokerage and relocation businesses. PHH Home Loans, the mortgage venture, is the exclusive recommended provider of mortgages for NRT and Cendant Mobility and the only endorsed provider of mortgages for franchisees of our real estate franchise systems.

Settlement Services Business (2%, 3% and 2% of revenue for 2004, 2003 and 2002, respectively)

Our settlement services business provides settlement services for both residential and commercial real estate transactions, including title insurance and closing services throughout the United States. More specifically:

●
We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We issue title insurance policies on behalf of large national underwriters. This is accomplished through a centralized title agency licensed in 36 states and Washington, D.C., and through wholly and partially owned agency operations with physical locations in 15 states. We typically are only liable for the first $5,000 of loss for such policies.

●	We manage a network of closing agents, some of whom are our employees, and attorneys to facilitate the closing of loans and the clearing of title defects.

●	We provide title review services.

●	We also provide property tax tracking services, flood zone determinations for properties and closing management services.

We derive revenue for this business through fees charged in real estate transactions for rendering the services described above as well as a commission on each title insurance policy sold. We provide many of these services in connection with our residential and commercial real estate brokerage and relocation operations.

In January 2005, our appraisal review services business was distributed to PHH in connection with the spin-off of our mortgage and commercial fleet management businesses. This business provides appraisals through a network of approximately 4,000 professionally licensed appraisers offering local coverage throughout the United States, as well as credit research, flood certification and tax services.

Growth. We intend to grow our settlement services business through continued realization of the cross selling opportunities presented by our other real estate businesses with particular focus on growing our share of business originated by our real estate brokerage business. In addition, we plan to expand our business within Cendant’s franchise network, market new product offerings and continue the expansion of our geographic coverage.

Competition. The settlement services business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. Generally, in metropolitan and suburban localities, we compete with other title insurers, title agents and other vendor management companies. While we are an agent for some of the large insurers, we also compete with the owned agency operations of these insurers. These national competitors include Fidelity National Title Insurance Company, Land America Title Insurance Company, Stewart Title Guaranty Company, First American Title Insurance Company and Old Republic Title Insurance Group. In addition, numerous agency operations and small underwriters provide competition on the local level.

Mortgage Services Seasonality

The principal sources of revenue for our settlement services business are based upon the timing of residential real estate sales, which are generally lower in the first calendar quarter of each year.

Mortgage Services Trademarks and Intellectual Property

Our settlement services business does not use material trademarks or intellectual property.

Mortgage Services Employees

The businesses that make up our Mortgage Services segment employed approximately 8,200 people as of December 31, 2004. This includes approximately 6,100 people employed by our former mortgage and appraisal businesses.

HOSPITALITY SERVICES SEGMENT (15%, 14% and 16% of revenue for 2004, 2003 and 2002, respectively)

Lodging Franchise Business (2%, 2% and 3% of revenue for 2004, 2003 and 2002, respectively)

We are a leading hotel franchisor, operating eight lodging franchise systems.

The lodging industry can be divided into four broad sectors based on price and services: upper upscale, with room rates above $110 per night; upscale, with room rates between $80 and $110 per night; middle market, with room rates generally between $55 and $79 per night; and economy, with room rates generally less than $55 per night.

The following is a summary description of our lodging franchise systems properties that were open and operating as of December 31, 2004, including the average occupancy rate, average room rate and total room revenue divided by total available rooms for each property, in each case for 2004. We do not own or operate any hotel properties.

Information regarding such properties is derived from information we receive from our franchisees.

								Total Room
	Primary					Average		Revenue/
	Domestic	Avg. Rooms	# of			Occupancy	Average	Available
Brand	Sector Served	Per Property	Properties	# of Rooms	Location(*)	Rate	Room Rate	Rooms

Wingate Inn	Upper Middle Market	94	138	12,934	U.S. and International (1)	62.4%	$74.95	$46.74

Ramada	Middle Market	119	1,005	119,991	U.S. and International (2)	47.2%	$60.56	$28.60

Howard Johnson	Middle Market	96	466	44,923	U.S. and International (3)	48.1%	$57.06	$27.46

AmeriHost	Middle Market	70	107	7,451	U.S. and International (4)	57.2%	$58.93	$33.70

Days Inn	Upper Economy	82	1,872	153,701	U.S. and International (5)	49.4%	$54.08	$26.70

Travelodge	Upper Economy Lower Economy	77	527	40,476	U.S. and International (6)	44.4%	$51.17	$22.70

Super 8 Motel	Economy	61	2,076	125,844	U.S. and International (7)	52.7%	$50.95	$26.88

Knights Inn	Lower Economy	76	205	15,540	U.S. and International (8)	42.3%	$37.91	$16.04

Total			6,396	520,860	Total Average:			$27.11

(*)	Description of rights owned or licensed.

(1)	Two properties located in Canada and one property located in Ireland.

(2)
69 properties located in Canada, 59 properties located in England, 48 properties located in Germany, and 88 properties located in Australia, Bahrain, China, Czech Republic, Egypt, Finland, Guatemala, Hungary, India, Indonesia, Ireland, Italy, Japan, Korea, Morocco, Netherlands, Oman, Qatar, Saudi Arabia, Sweden, Switzerland, Thailand, Turkey and United Arab Emirates.

(3)
50 properties located in Canada, and 45 properties located in Argentina, China, Colombia, Dominican Republic, Dutch Antilles, Ecuador, Guatemala, India, Israel, Jordan, Malta, Mexico, Oman, Peru, Romania, Venezuela and United Arab Emirates.

(4)	One property located in Canada.

(5)	80 properties located in Canada and 57 properties located in Argentina, China, Egypt, England, Guam, India, Ireland, Italy, Jordan, Mexico, Philippines, South Africa and Uruguay.

(6)	120 properties located in Canada and two properties located in Mexico.

(7)	102 properties located in Canada.

(8)	Nine properties located in Canada.

Our primary objectives are to sell new franchises, renew existing franchises and, most importantly, provide world-class service and support to our franchisees in a way that enables them to increase their revenue and profitability. We support our franchisees with dedicated national marketing programs, technology, training and education.

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

In December 2003, we commenced marketing for TripRewards, a new loyalty program which enables customers to earn points when purchasing services from any of our lodging brands, Avis, Budget, RCI, Fairfield or Trendwest. In addition, travel packages can be booked on our TripRewards web site. Members can also earn points when purchasing from over 35 independent businesses. There are over 100 point redemption options for members to redeem TripRewards points for lodging, airline tickets, resort vacations, movie and theme park tickets or at various retailers and restaurants, including Home Depot, Circuit City, Olive Garden and Chili’s. Businesses where points can be earned pay a fee to participate in the program and those fees are then used to reimburse businesses where the points are redeemed. TripRewards currently has over 3 million members.

In 2004, we also continued the execution of “Project Restore” to encourage and/or require our franchisees’ to upgrade their properties. This initiative resulted in the termination of certain franchisees and required other franchisees to independently renovate and upgrade their properties. We believe this initiative will ultimately lead to higher revenue per available room at our franchisees’ properties. In addition, we have decentralized our field support organization to increase the “hands on” support of franchisee operations. In 2004, we also began a program to increase the quality of the Ramada properties by requiring franchisees to renovate and upgrade their hotels and by introducing a new Ramada logo.

Our lodging franchisees are dispersed geographically, which minimizes our exposure to any one hotel owner or geographic region. Of the approximately 6,400 properties and approximately 4,900 franchisees in our lodging systems, no individual hotel owner accounts for more than 2% of our franchised lodging properties.

We own all of the trademarks associated with our lodging franchise systems. In December 2004, we purchased Ramada International Hotels & Resorts from Marriott International which completed the acquisition of all of the worldwide trademark rights for the Ramada brand by us. In the third quarter of 2004, we merged our Villager brand into our Knights Inn brand and eliminated the Villager brand as a franchise system.

Growth. The sale of long-term franchise agreements to operators of existing and newly constructed hotels is the leading source of revenue and earnings growth in our lodging franchise business. We believe that 48% of hotel owners in the United States remain independent and unaffiliated with any franchise which provides substantial opport unity for continued growth of our franchise systems.

We market franchises principally to independent hotel and motel owners, as well as to owners who have the right to terminate franchise affiliations of their properties with other hotel brands. We believe that our existing franchisees also represent a significant potential growth opportunity because many own, or may own in the future, other hotels, which can be converted to one of our lodging brands. Accordingly, a significant factor in our sales strategy is maintaining the satisfaction of our existing franchisees by providing quality services. We employ a national franchise sales force, compensated primarily through commissions.

We seek to expand our franchise systems on an international basis through license agreements with developers, franchisors and franchisees based outside the United States. As of December 31, 2004, our franchising subsidiaries have entered into international licensing agreements for part or all of approximately 43 countries on five continents.

In April 2004, we granted a master franchise of Super 8 motels in China, consummating a strategy to compete in China in three lodging tiers: two to three star hotels under the Super 8 brand, three to four star hotels under the Days Inn brand and four to five star hotels under the Howard Johnson brand. In addition, in November 2004, we granted a master franchise to franchise Days Inn hotels in Russia and 14 other countries of the former Soviet Union. As noted above, in December 2004, we completed the acquisition of all Ramada worldwide trademark rights. The transaction also conveyed Ramada trademark rights in Canada. The financial impact of this transaction was not material. Earlier in the year, we acquired the trademark rights for the Ramada brand in the United States by exercising our right to redeem, for approximately $200 million, the interest we did not own in a venture with Marriott.

Central Reservation Systems. The lodging business is characterized by remote purchasing through travel agencies and the use by consumers of toll-free telephone numbers and the Internet. We maintain two reservation centers that are located in Aberdeen, South Dakota and Saint John, New Brunswick, Canada. In 2004, we booked an aggregate of approximately 7.9 million roomnights from all Internet booking sources, compared to approximately 4.9 million roomnights booked in 2003, an increase of 61%. Each of our brands has a consumer web site and provides content to other travel-related sites, including Orbitz.com and CheapTickets.com.

Competition. Competition among the national lodging brand franchisors to grow and maintain their franchise systems is intense. Our largest national lodging brand competitors are the Holiday Inn and Best Western brands and Choice Hotels, which franchises various brands, including the Comfort Inn, Quality Inn and Econo Lodge brands. Our Days Inn, Travelodge and Super 8 brands compete with brands, including the Comfort Inn, Red Roof Inn and Econo Lodge brands, in the economy sector. Our Ramada, Howard Johnson, Wingate Inn and AmeriHost Inn brands compete with brands, including Holiday Inn and Hampton Inn, in the middle market sector. Our Knights Inn and Travelodge brands compete with Motel 6 and similar properties. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

We believe that competition for the sale of franchises in the lodging industry is based principally upon the perceived value and quality of the brand and services offered to franchisees. We believe that prospective franchisees value a franchise based upon their view of the cost/benefit relationship between affiliation and conversion costs and future charges to the potential for increased revenue and profitability and the reputation of the franchisor. We also believe that the perceived value of brand names to prospective franchisees is, to some extent, a function of the success of the brand’s existing franchisees.

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchised properties.

Timeshare Exchange Business (3%, 3% and 4% of revenue for 2004, 2003 and 2002, respectively)

Our Resort Condominiums International, LLC (“RCI”) subsidiary is a leading provider of timeshare vacation exchange opportunities and services for over three million timeshare subscribers from more than 3,900 resorts in more than 100 countries. Our RCI business consists primarily of the publication of Endless Vacation magazine and other publications related to the vacation and timeshare industry and travel-related services, the operation of three worldwide exchange programs for timeshare owners at affiliated resorts and the operation of a vacation rental network consisting of vacation inventory available for rent to consumers. RCI has significant operations in North America, Europe, Latin America, Southern Africa, Australia and the Pacific Rim as well as limited operations in the Middle East. In exchange for timeshare exchange services, RCI charges its subscribers an annual subscription fee and an exchange fee for each exchange, resulting in revenue from such fees of approximately $402 million during 2004.

Growth. The timeshare exchange industry has experienced significant growth over the past decade. We believe that the factors driving this growth include the demographic trend toward older, more affluent Americans who travel more frequently; the entrance of major hospitality and entertainment companies into timeshare development; a worldwide acceptance of the timeshare concept; and an increasing focus on leisure activities, family travel and a desire for value, variety and flexibility in a vacation experience. We believe that future growth of the timeshare exchange industry will be determined by general economic conditions both in the United States and worldwide, the public image of the timeshare industry, improved approaches to marketing and sales and a greater variety of products and price points. RCI members are acquired primarily through developers; as a result, the growth of our timeshare exchange business is dependent on the sale of timeshare units by affiliated resorts. RCI affiliates consist of international brand names and independent developers, owners’ associations and vacation clubs.

In 2004, we added ten timeshare resorts in China to our network of affiliated resorts. In 2004, we also relaunched our Elite Rewards credit card, an RCI branded credit card which allows RCI members to earn points that can be used for vacation products.

Competition. The global timeshare exchange industry is comprised of a number of entities, including resort developers and owners. RCI’s competitors include specialized firms such as Interval International Inc., vacation club products, internal exchange programs and regional and local timeshare exchange companies.

Timeshare Sales and Marketing Business (9%, 8% and 8% of revenue for 2004, 2003 and 2002, respectively)

Through our Fairfield Resorts, Inc. and Trendwest Resorts, Inc. subsidiaries, we are the largest vacation ownership company in the United States in terms of property owners and vacation units constructed. Our vacation ownership business includes sales and marketing of vacation ownership interests, providing consumer financing to individuals purchasing vacation ownership interests and providing property management services to property owners’ associations. We believe that we have a well balanced portfolio of properties with a high degree of geographic and customer diversity, helping to insulate our timeshare operations from regional downturns. While we operate Fairfield and Trendwest as separate brands, we cross market to all of our timeshare owners and obtain referrals from our lodging and car rental operations. We are presently undertaking strategic initiatives to integrate certain business functions of Fairfield and Trendwest, including consumer finance, information technology, certain staff functions, product development and certain marketing activities. We utilize a points-based sales system at both Fairfield and Trendwest to provide our owners with flexibility as to resort location and length of stay. We generate revenue by selling vacation ownership interests, management of resort properties and providing consumers with financing to purchase vacation ownership interests. At Fairfield, purchasers acquire a deeded interest in real estate. Use rights associated with the real estate are assigned to an exchange program managed by Fairfield and purchasers are allocated a specific quantity of points permitting them to reserve and use accommodations at other Fairfield resorts. At Trendwest, purchasers acquire a club membership associated with a specific quantity of points entitling the holder to use of WorldMark, The Club resorts. In each instance, the points permit a purchaser to reserve and use a resort unit, depending on unit type and season.

Fairfield Resorts. Fairfield, based in Orlando, Florida, acquires, plans, designs and constructs timeshare properties and markets, sells and finances vacation products that provide quality recreational experiences to its more than 495,000 property owners and customers. As of December 31, 2004, Fairfield’s portfolio of resorts consisted of 77 resorts, nine of which are in various stages of construction, located in 21 states and the U.S. Virgin Islands. The average purchase price of a Fairfield vacation ownership interest is approximately $14,900. In 2004, we expanded our resort portfolio in Orlando, Florida, Las Vegas, Nevada and Hawaii. In 2005, we expect to further expand our portfolio in Atlantic City, New Jersey and in 2006, we expect to include properties in New Orleans, Louisiana, San Antonio, Texas and Waikiki, Hawaii. Fairfield’s vacation products consist of a deeded interest in a particular unit or resort for a certain amount of time annually, depending on unit type and season. The annual maintenance fees associated with the average vacation ownership interest purchased ranges from approximately $400 to $600, paid to a property owners’ association. These fees are used to replace and renovate furnishings, defray maintenance and cleaning costs and cover taxes, insurance and other related costs. Typically, the property owners’ associations contract with Fairfield to manage the properties.

Trendwest Resorts. Trendwest, based in Redmond, Washington, acquires, plans, designs and constructs timeshare properties and markets, sells and finances WorldMark, The Club and WorldMark South Pacific Club vacation ownership interests. The 65 properties Trendwest markets are located primarily in the western United States, British Columbia, Mexico, Hawaii and the South Pacific. In 2004, the properties that we market were expanded to include properties in San Francisco, California and Australia and in 2005 we expect to include properties in Seattle, Washington and New Zealand. At December 31, 2004, there were over 230,000 vacation credit owners in the WorldMark system. Trendwest’s vacation ownership interests consist of vacation credits which entitle the owner to book a vacation through the WorldMark system for a specified number of days as opposed to a deeded interest in a particular resort as offered by Fairfield. In 2004, the average new owner purchase was approximately $10,900. Owners of an average Trendwest vacation ownership interest pay annual maintenance fees of approximately $450 per year to WorldMark, The Club.

Trendwest formed WorldMark, The Club and WorldMark South Pacific Club (collectively the “Clubs”) in 1989 and 1999, respectively. The Clubs own, operate and manage the real property conveyed to the Clubs by Trendwest. Trendwest develops vacation properties and deeds them to the Clubs in exchange for the exclusive right to sell the vacation credits associated with the properties contributed and retain the proceeds. Our ownership interest in both Clubs results from Trendwest’s ownership of unsold vacation credits. The percentage of vacation credits owned by Trendwest in the Clubs is minimal.

Trendwest has management agreements with the Clubs under which Trendwest acts as the exclusive manager and servicing agent of the vacation owner programs. Trendwest oversees the property management and service levels of the resorts as well as certain administrative functions. As compensation for services, Trendwest generally receives a management fee. Each of the management agreements of WorldMark, The Club and WorldMark South Pacific provides for automatic one-year and five-year renewals, respectively, unless such renewal is denied by a majority of the voting power of the owners, which excludes Trendwest.

Consumer Financing. Both Fairfield and Trendwest offer financing to the purchasers of vacation ownership interests. Loans extended are typically securitized. Fairfield and Trendwest continue to service loans extended by them and therefore remain responsible for the maintenance of accounts receivable files and all customer service, billing and collection activities through our consumer finance operation located in Las Vegas, Nevada. This operation employs 320 people. In addition, we employ 91 people in Redmond, Washington who are responsible for Trendwest’s compliance and loan servicing. As of December 31, 2004, we serviced a portfolio of 237,000 loans totaling approximately $2.1 billion in aggregate principal amount outstanding. Approximately 80% of our borrowers make their loan payments through direct withdrawal.

Sales and Marketing. Fairfield sells its vacation ownership interests at 39 resort locations and 7 off-site sales centers. Trendwest’s sales primarily occur at 30 off-site sales offices located in metropolitan areas in six regions, including the South Pacific. The remainder of its sales occur at 22 on-site sales offices. Both Fairfield and Trendwest employ diverse types of marketing methods and media to encourage prospective purchasers to attend sales presentations. Typical marketing methods include vacation packages, in-person solicitation and solicitation of resort guests. Typical marketing media include direct mail, referrals, Internet marketing, affinity marketing and outbound telemarketing. As a result of Do Not Call legislation, Fairfield and Trendwest have reduced their reliance on outbound telemarketing.

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

Vacation Rental Business (1%, 1% and 1% of revenue for 2004, 2003 and 2002, respectively)

We are a leading global marketer of vacation rental properties. The properties we market are principally privately owned villas, cottages, bungalows, apartments and stationary caravans located on vacation parks. In some locations we offer property management services for properties under contract ranging from key-holding to full maintenance. Rental properties are marketed to consumers through online and offline distribution channels under proprietary brand names such as Cuendet, Dansommer, Novasol, Blakes, Ferrysavers.com, Country Cottages in France, English Country Cottages, Welcome Holidays, French Life, Chez Nous, The Individual Travellers Company, Canvas Holidays, and Landal GreenParks. We derive revenue primarily through commissions on gross rent, which range from approximately 25% to 40%. Other sources of revenue consist of travel insurance sales, transportation, property management fees, and on-site revenue from ancillary services.

We do not generally own properties, but act as an intermediary for the owners in exchange for a fee. We have an ownership interest or a long-term rental commitment for approximately 14% of the properties in our rental portfolio.

Our vacation rental business has relationships with approximately 42,000 independent property owners in over 22 countries, including the United States, United Kingdom, France, Ireland, The Netherlands, Belgium, Italy, Spain, Portugal, Denmark, Norway, Sweden, Germany, Greece, Austria, Croatia and eastern European countries. Property owners enter into one year, evergreen or multi-year contracts with our Vacation Rental subsidiaries that market the 52,000 rental properties in our portfolio. In 2004, our vacation rental business booked approximately 880,000 vacation weeks.

Our Vacation Rental subsidiaries globally market the properties they represent through direct marketing, proprietary and third party on-line distribution channels, tour operators and travel agents.

In May 2004, we acquired Landal GreenParks, a leading Dutch vacation rental company, which specializes in the rental of privately owned vacation homes located in European holiday parks for approximately $81 million, in cash, net of cash acquired. As part of this acquisition, we also assumed approximately $78 million of debt. Landal GreenParks manages and markets properties throughout Europe, with approximately 8,500 vacation homes located in 53 parks primarily in Holland, and also in Germany, Austria, Belgium and the Czech Republic. These properties are offered through a combination of direct marketing, travel agencies, tour operators, and on-line channels including www.landal.nl. In October 2004, we acquired Canvas Holidays. The financial terms of this acquisition were not material to Cendant. Canvas Holidays markets camping and stationary caravan vacations located on holiday parks in approximately 100 destinations to consumers from the United Kingdom, Germany and The Netherlands. The vacations are marketed through a combination of on-line direct marketing and travel agent partner channels.

Growth. Our growth strategy is based upon increasingly successful marketing of properties in existing and new geographic destinations to an expanding database of targeted consumers that have demonstrated a propensity for the holidays we offer. We also aim to make available our world’s most extensive consumer offering of vacation rental properties to consumers in regions that have not been a focus of past marketing through direct marketing, travel agencies and on-line channels. We plan to use tuck-in acquisitions to expand both our portfolio of properties and targeted consumer databases where we lack relevant scale or where the opportunity for operating cost synergies in existing markets yields attractive returns.

Competition. Our Vacation Rental business markets principally European destinations to a global consumer base that includes holiday consumers from Europe, the United States, Australia, and South Africa. Companies that offer vacation rental product in these four regions rent an aggregate of 47 million vacations on an annual basis. This market is highly fragmented, and even large operators such as the ResortQuest brand, Bourne Leisure Limited, Holidaybreak PLC and Interhome Group, represent only a small portion of industry volume. We believe that competition for vacation rental properties is based principally on the number and quality of properties offered.

Hospitality Trademarks and Intellectual Property

We own the trademarks “Days Inn,” “Ramada,” “Howard Johnson,” “Super 8,” “Travelodge,” “Wingate Inn,” “Knights Inn,” “AmeriHost Inn,” “RCI,” “Resort Condominiums International,” “Fairfield,” “Trendwest,” “WorldMark” and related trademarks and logos, and such trademarks and logos are material to the businesses that comprise our Hospitality segment. Our franchisees and subsidiaries in our Hospitality segment actively use these marks and all of the material marks are registered (or have applications pending) with the United States Patent and Trademark Office as well as major countries worldwide where these businesses have significant operations. We own the “Travelodge” mark only in North America. We own the “WorldMark” mark pursuant to an assignment agreement with WorldMark. If our relationship with WorldMark should terminate, such mark would revert back to WorldMark upon request.

Hospitality Seasonality

Our lodging franchise business generates higher revenue during the summer months because of increased leisure travel. Therefore, any occurrence that disrupts travel patterns during the summer period could have a greater adverse effect on our lodging franchisees’ annual performance and consequently our annual performance than in other periods. A principal source of timeshare exchange revenue relates to exchange services to members. Since members have historically shown a tendency to plan their vacations in the first quarter of the year, revenue is generally slightly higher in the first quarter. In timeshare sales, we rely upon tour flow to generate timeshare sales; consequently, sales volume tends to increase in the summer months as a result of greater tour flow from summer travelers. We cannot predict whether these trends will continue in the future.

Most consumers in our vacation rental business book accommodations 8 to 15 weeks in advance of their departure date. Approximately 50% of departure dates fall during the summer. Therefore, most bookings are made during the first and second quarters. Recently, some consumers have begun to book accommodations closer to their departure date, shifting some bookings to the third quarter.

Hospitality Employees

The businesses that make up our Hospitality Services segment employed approximately 24,100 people as of December 31, 2004.

TRAVEL DISTRIBUTION SERVICES SEGMENT (9%, 9% and 12% of revenue for 2004, 2003 and 2002, respectively)

Our Travel Distribution Services (“TDS”) segment is one of the leading global travel intermediaries in the world. We connect suppliers of travel products such as airlines, hotels and car rental companies throughout the world. We distribute travel content and services directly to consumers and corporations worldwide as well as through traditional travel agencies and other third parties. TDS businesses provide services across four principal areas based on the customer or supplier group served by each:

●	Travel Agency Services, which includes Galileo, THOR, Travelwire and Travel 2 Travel 4;

●
Consumer Travel Services, which includes Orbitz, CheapTickets.com, Away Network (away.com, GORP.com and OutsideOnline.com), HotelClub.com, Neat Group, Lodging.com, RatesToGo.com, ebookers (acquired February 2005), AsiaHotels.com and Cendant Travel, and our Chinese joint venture, CYTS-Cendant Travel Service Co., Ltd;

●	Corporate Travel Solutions, which includes Travelport and Orbitz for Business; and

●	Supplier Services, which includes WizCom, TRUST International and Shepherd Business Intelligence.

With the anticipated acquisition of Gullivers Travel Associates and Octopustravel.com in April 2005, TDS plans to expand the wholesale travel services component of its portfolio of businesses providing travel agents and consumers with an even greater array of wholesale travel inventory. Our Travel 2, Travel 4 and Flairview businesses currently offer such inventory.

In 2004, TDS focused on its transition from an “order taker” to an “order maker” strategy to become a leading global travel intermediary. As an order taker, TDS is a leading transaction processor of travel information through the global distribution system as well as through our WizCom, Trust, THOR and Shepherd businesses. As an order maker, TDS is a transaction generator that generates volume and demand through the distribution of customized travel packages and end-to-end travel solutions. Our goal is to create a strategic synthesis between the order taking and order making businesses.

For 2004, 2003 and 2002, Travel Agency Services accounted for substantially all of the revenue of our TDS segment.

Travel Agency Services

We provide, through Galileo, an electronic global distribution system (“GDS”) for the travel industry using a sophisticated computerized reservation system. This is a core component of our order taking business. Travel suppliers such as airlines, hotel companies and car rental firms store, display, manage and sell their products and services through our GDS system. We market our GDS under the brands Apollo and Galileo. Apollo is utilized in North America and Japan, and Galileo is utilized in the rest of the world. Travel agencies and other subscribers at approximately 43,500 locations throughout the world and numerous Internet travel sites, such as CheapTickets.com, as well as corporations that use self-booking products, such as those provided by Corporate Travel Solutions, are able to access schedule and fare information, book reservations and issue tickets for nearly 500 airlines. Travel agency subscribers represent a significant source of bookings that result in fees payable by travel suppliers to Galileo. Bookings generated by our five largest travel agency subscribers constituted approximately 20% of the bookings made through our GDS in 2004. Our GDS also provides subscribers with information and booking capabilities covering approximately 23 car rental companies, approximately 240 hotel companies with nearly 60,000 properties and approximately 430 tour companies and major cruise lines throughout the world. In 2004, Galileo processed approximately 270 million bookings. Galileo operates in approximately 120 countries.

We generate the vast majority of our Galileo GDS revenue from booking fees paid by travel suppliers. In 2004, we generated approximately 93% of this booking fee revenue from airlines. Other Galileo GDS revenue sources include lease fees for equipment provided to subscribers, such as travel agents, as well as advertising revenue paid by travel suppliers. We generate approximately 64% of our Galileo GDS revenue outside the United States.

Additional order taking products and services provided through Travel Agency Services include our THOR subsidiary, which provides 24-hour travel reservation assistance to customers of its travel agency clients; our Travel 2 Travel 4 subsidiary, which specializes in providing inventory for long-haul travel exclusively through the travel agency channel; and Travelwire, which provides office administration solutions to tour operators and travel agencies through its process automation solutions, including the virtual travel agency, which provides a complete software package for web-based or traditional travel agencies that want to distribute, administer and sell a full range of inventory via the Internet.

United Airlines, Inc. is the largest single travel supplier utilizing our system, generating revenue of approximately $140 million relating to hosting, network services and GDS booking fees, which accounted for approximately 8% of our total TDS segment revenue in 2004. In 2004, Galileo began a ten-year agreement with United to provide reservations system technology and other services. In 2002, UAL Corporation, the parent of United, filed for bankruptcy protection. If UAL does not successfully emerge from bankruptcy as expected in 2005, we may not be able to recover outstanding amounts as of the date of any subsequent liquidation, which could range from $10 to $20 million, and we would expect certain components of revenue for this segment, such as revenue generated from reservation and network management services (excluding GDS booking fees), to be negatively affected.

We have introduced new products to increase revenue and reduce costs for our travel agency subscribers, such as Galileo Fee Manager, a valuable tool to permit travel agencies to charge on a service rather than commission basis; and International Public Fares, which completes our 360 Fares product, making us the only GDS with a fully automated fares system. We have implemented national vendor platforms in many European countries, ensuring agencies have access to the best local content for their customers via their desktop and full content agreements with key airlines, such as British Airways, Qantas, SWISS and KLM. We also introduced Galileo HotelClub, which widens the reach of our HotelClub portfolio and offers additional content to our travel agency subscribers. We plan to aggressively distribute these products and services through Travel Agency Services.

The global travel industry remains sensitive to the effects of military conflict, terrorist threat alerts, continuing economic pressures, and natural disasters, such as the tsunami that occurred in Asia in December 2004. The continuing sensitivity to security, economic and environmental concerns gives rise to greater volatility in the travel industry. As a result, several major travel suppliers are experiencing liquidity problems and some, such as UAL, US Airways Group and ATA, have sought, and others may seek, bankruptcy protection. Therefore, the risk of non-payment of GDS fees from travel suppliers has increased. Travel activity could be further reduced if any of these conditions continue or resurface, which could negatively impact our TDS segment.

Distribution of Products and Services. We market, distribute and support our Galileo products and services for subscribers primarily through our internal sales and marketing organizations (“SMOs”) throughout the world, which accounted for approximately 70% of our 2004 bookings.

In regions not supported directly by our SMOs, we provide our products and services through our relationships with independent national distribution companies (“NDCs”), which are typically independently owned and operated by a local travel-related business in the related country. Each NDC is responsible for maintaining the relationship with subscribers in its territory and providing ongoing customer support. We pay each NDC a commission based upon the booking fees generated in the NDC’s territory, and the NDC retains all subscriber fees billed in the territory. NDCs accounted for approximately 30% of our bookings in 2004.

Growth. In order to grow our GDS business, we intend to expand our focus beyond booking fees as an order taker to become a retailer of travel inventory and travel products and services as an order maker, and thereby strengthen our relationships with our travel suppliers and travel agency customers. In doing so, we intend to continue to capitalize on our competitive strengths, the key elements of which are: (i) Cendant’s business-to-business relationships and travel-related assets; (ii) a diversified global presence; (iii) established relationships with a diverse group of travel suppliers and travel agencies; (iv) a comprehensive offering of innovative products and services; and (v) new product and services initiatives with strong appeal to travel consumers, agencies and suppliers.

Competition. Our competitors include: the three major traditional GDS companies, Sabre, Inc., Amadeus Global Travel Distribution S.A. and Worldspan, L.P.; the major regional reservation systems, including Abacus International, Inc., Axess International Network, Inc., Infini Travel Information, Inc. and Topas Co., Ltd.; and other travel infrastructure companies such as Pegasus Solutions, Inc., Navitaire, Inc. and Datalex Communications USA, Inc. We also compete with alternative channels by which travel products and services are distributed; for example, some airlines operate computerized reservation systems on their web sites, and some low-cost airline carriers do not utilize a GDS distribution channel. In addition, travelers are increasingly using the Internet to make their own bookings, thereby shifting business away from the traditional travel agency community.

Competition to attract and retain travel agency subscribers is intense. As a result, we and other computerized reservation system service providers offer incentives to travel agency subscribers if they achieve certain productivity or booking volume growth targets. Although continued expansion of such incentive payments could adversely affect our profitability, our failure to continue to make such incentive payments could result in the loss of some travel agency subscribers, while competitive offerings could result in increased opportunities.

Consumer Travel Services

As part of our order maker functions, we provide travel services directly to consumers. We are a full service travel agency, providing airline, car rental, hotel, vacation packages and other travel reservation and fulfillment capabilities. We offer such services through Orbitz.com, CheapTickets.com and ebookers.com, our full service online travel agencies; Lodging.com, Hotelclub.com, RatesToGo.com and AsiaHotels.com, our online hotel booking sites; Neat Group, an online service that enables customers to design their own vacation packages; and the Away Network, comprising away.com, GORP.com and OutsideOnline.com, our online providers of travel information. We also provide consumer travel services to customers of our Marketing Services businesses and other membership programs, including members of our timeshare exchange business.

Our Consumer Travel businesses provide travel suppliers with distribution, packaging and connectivity through a single point of contact. We work directly with travel suppliers to secure both non-published and regularly available fares and rates to supply discounted travel to our customers. We market and distribute this inventory to consumers through our branded web sites and through our membership channels. In addition to our online presence, we maintain call centers located in the United States and abroad: Aurora, Colorado; Moore, Oklahoma; Mankato, Minnesota; and Nashville, Tennessee in the United States, as well as Sydney, Australia; Toronto, Canada; and Bangalore, India. We also outsource call center functions in Tijuana, Mexico, and Manila, Philippines.

We generate revenue from commissions, service fees and incentives on bookings from hoteliers, car rental companies, airlines, cruise lines, tour operators and consumers as well as mark-ups on travel inventory. We also generate transaction-related advertising revenue from our online agencies, Orbitz, CheapTickets, and Lodging.com.

We substantially completed the build-out of our consumer travel services business in 2004 and early 2005 through the following acquisitions:

●
In April 2004, we acquired Australia-based Hotel Club Pty Ltd., which has a technological infrastructure throughout Europe and Asia Pacific, for approximately $88 million in cash, net of cash acquired. Hotel Club, through its subsidiary, Flairview Pty Ltd., supports the distribution and sale of hotel stays in multiple languages and currencies through its websites Hotelclub.com and RatesToGo.com. The combined merchant hotel offerings of Lodging.com, Hotelclub.com and RatesToGo.com represent nearly 26,000 properties worldwide.

●
In September 2004, we purchased a 40% share in China CYTS Tours Holding Co., Ltd., to create CYTS-Cendant Travel Service. This joint venture will provide China’s growing leisure and business travel industry with a full range of products and services at competitive prices, focusing initially on hotel offerings, and later including air and land packages for inbound, outbound and intra-China travel. The financial terms of our investment in CYTS-Cendant Travel Service were not material to us.

●
On November 12, 2004, we acquired Orbitz, Inc. for approximately $1.1 billion, net of cash acquired. The addition of Orbitz immediately positioned Cendant as a leading competitor in the domestic online travel distribution business. With the acquisition, TDS is well equipped to take advantage of the increasing trend of offline bookings moving online. Additionally, the acquisition provides a foundation for significant synergies in technology, fulfillment services and operations, which will allow both Orbitz and CheapTickets to continue to aggressively market and promote their respective brands while increasing profitability. The Orbitz acquisition expands TDS’ distribution capabilities, providing more choices for consumers, suppliers, corporations and travel agents. Our increased scale and relevance, combined with the transaction synergies, will provide considerable benefits to both customers and our company. Further, the Orbitz technology includes Orbitz Supplier Link, which is a sophisticated network of connections able to communicate and book inventory directly with airline ticketing systems, resulting in lower costs for suppliers.

●
On February 28, 2005, we completed the acquisition of ebookers plc, a U.K.  company specializing in European online travel for approximately $350 million, net of cash acquired. In connection with this acquisition, we also assumed $30  million of debt.

●
In December 2004, we also agreed to acquire privately held, U.K.-based Donvand Limited (which operates under the name Gullivers Travel Associates) and Octopus Travel Group Limited for approximately $1.1 billion in cash, net of estimated cash acquired. Gullivers Travel Associates is a leading wholesaler of hotel stays, destination services, travel packages and group tours, and Octopus

Travel is a global online provider of lodging and destination services. The acquisition is subject to certain regulatory filings and we expect to complete the acquisition in April 2005.

Growth. We intend to build on our existing position as a leading provider of online travel to pursue initiatives that provide high margin products to our customers. Some of these initiatives include increasing sales of packages through Orbitz’s new dynamic packaging product and expanding Neat’s distribution to new markets. We also intend to enhance our marketing efforts to strengthen our brands and our position as a leading retailer of attractive and well-priced travel content. Our complementary brands, products, and technology strategies are focused on improving the customer experience by providing industry leading features and functionality, while maintaining a robust operating environment. We intend to continue to add international distribution channels to our portfolio and increase our international content to our current distribution channels.

Competition. We compete with companies with Internet travel web sites, such as IAC/InterActiveCorp’s Expedia, Inc., Hotels.com L.P. and Hotwire.com businesses, Sabre, Inc.’s Travelocity.com L.P., Lastminute.com and Priceline.com Incorporated and a large number of leisure travel agencies, including among others Liberty Travel, Inc. and American Express Travel Related Services Company, Inc.

Corporate Travel Solutions

Corporate Travel Solutions consists of our Travelport and Orbitz for Business corporate travel solutions businesses. These businesses offer travel solutions to a broad array of enterprises, ranging from Fortune 500 companies with sophisticated travel policies and global travel management requirements to small businesses, typically with fewer travel policy management needs. Corporate Travel Solutions offers domestic and international corporations the services of the Galileo GDS, a choice of the Travelport or Orbitz for Business online booking tools, and customer care and fulfillment services to meet their corporate travel requirements. Corporate Travel Solutions assists companies in the control and reduction of their travel expenses through the use of our web-based self-booking and ticketing capabilities which enable our corporate customers to manage their unique travel supplier agreements and corporate travel policies, while lowering the dependence of their employees upon a travel agent to make travel arrangements.

We generate revenue from online booking fees paid by corporate customers on a per transaction basis. We also collect transaction fees from corporate customers for fulfillment and customer care services offered as part of our end-to-end corporate travel solution, as well as fees from supplier agreements that Corporate Travel Solutions has negotiated for the benefit of all of its customers. In 2004, Orbitz for Business, which today serves the U.S. marketplace exclusively, grew its customer base by nearly 100%.

Growth. We remain focused on providing a valuable service to our corporate clients to increase the number of bookings made by our existing corporate clients through increased adoption of our online booking tools within their enterprise. We also intend to grow through the pursuit of additional large corporate clients, both domestically and internationally, as the shift to online corporate travel management tools continues to accelerate. With our end-to-end, vertically integrated travel services offering, we intend to pursue small and middle market customers in North America. In part our growth will be generated by our attractive offering of travel content, as leveraged by our relationship with other TDS companies and other Cendant businesses, superior rates, and world-class customer service.

Competition. Our primary competition comes from those companies that offer multiple travel services for corporate clients, such as Expedia Corporate Travel, Travelocity for Business, American Express, and other traditional corporate travel agencies. We also find competition in companies which focus solely on the creation and distribution of online booking tools to corporate clients and travel agencies, including: Outtask, Inc., through its Cliqbook product; Navitaire, Inc.; Sabre, Inc., through its corporate booking product, Travelocity for Business; TRX, Inc. through its Res-X product; and Carlson Travel Group, Inc. through its Wagonlit Symphonie/Horizon product, KDS.

Supplier Services

Our Supplier Services businesses focus on enhancing our relationships with our travel suppliers to pursue and obtain the most competitive and comprehensive rates for our TDS customers benefiting our Galileo business. We also provide our travel suppliers with reservation-related systems and marketing information processing services that make their operations more efficient and enhance their revenue generation. Our Supplier Services businesses generate revenue from transaction fees and service fees paid to us by travel suppliers for our products and services. Our Supplier Services offerings are comprised of:

●
WizCom, which provides hotel and car rental suppliers with electronic distribution and e-commerce solutions for Internet, GDS and other travel reservation systems. WizCom provides hotel and car rental suppliers with direct connectivity to the Internet and to global distribution systems, and provides central GDS information management services.

●
TRUST International, which develops and implements central reservation systems (“CRS”) through its Voyager CRS, providing customized, real-time reservations and global distribution services to the hospitality industry. TRUST also provides a range of travel related call center operations to hotel chains from its global communication call centers in Frankfurt, Germany (headquarters), Orlando, Florida and Singapore, which serve approximately 40 countries in 9 languages.

●
Shepherd Systems, which provides sales and marketing intelligence technologies and services, and distributes marketing information data tapes (“MIDT”) on behalf of Galileo, to approximately 50 of the world’s leading airlines to strengthen their ability to make strategic decisions and help drive better business results.

●
GlobalFares, a service which provides fare quotation services for approximately 30 airlines worldwide. In 2004, we upgraded the GlobalFares system to provide fully automated fare and rule processing for public and private fares filed by airlines globally.

Growth. We intend to increase our Internet distribution reach and enhance our product and service portfolio aimed at the hospitality sector allowing hotel and car rental companies to further optimize their sales mix. We intend to promote new products to meet our clients’ needs, such as Hotel Cache, which offers hotel companies a cost effective solution to the high volume of rate requests from Internet-based systems, and JumpStart, our newly developed cost-effective interface for distribution of hotel content over the Internet. We are also focused on enhancing our data analysis capabilities and developing consulting services related to MIDT and other data sources for the airline industry. We are launching a new airline reservations hosting line of business, building upon our expertise in providing systems for United Airlines, with an initial focus on the low cost carrier segment. We are also relaunching our GlobalFares sales efforts to expand the reach of that product within the sector.

Competition. In providing electronic distribution services to hotel customers, we compete with third party connectivity providers and also with supplier direct connection technology providers. WizCom and TRUST International compete with many companies that provide computerized reservation system services to hotel customers, including hotels that develop their own proprietary systems. Our competitors include: Pegasus Solutions, Inc. and its affiliate, Vantis International Corporation; SynXis Corporation (which agreed to be acquired by Sabre Holdings Corporation in December 2004); iHotelier, a subsidiary of TravelCLICK, Inc.; MICROS Systems, Inc.; Amadeus Global Travel Distribution, S.A. and its affiliate Optims; and Lanyon, Inc. In addition, WizCom and TRUST compete with any travel service provider bypassing their connectivity solutions and connecting suppliers directly to their platforms. Shepherd Systems’ competitors include providers of market and business intelligence information, primarily in the airline industry such as Sabre, Inc. and Lufthansa Systems. Our competition in the airline-hosting sector includes traditional providers, such as Sabre, Amadeus and Unisys as well as Navitaire, owned by Accenture.

Travel Distribution Trademarks and Intellectual Property

The trademarks and service marks “Galileo,” “Apollo,” “CheapTickets,” “Orbitz,” “WizCom,” “Lodging.com,” “THOR,” “Travelport”, “HotelClub”, “RatesToGo” and related trademarks and logos used in 2004 are material to the businesses in our TDS segment. Galileo and our other subsidiaries in the TDS segment and their licensees actively use these marks. All of the material marks used by these companies are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries throughout the world where these businesses operate. We own the material marks used in the TDS segment.

We also use a combination of patent, copyright, trade secret, confidentiality procedures and contractual provisions to protect the software, business processes and other proprietary information we use to conduct the businesses in our TDS segment. These assets and the related intellectual property rights are important assets of the businesses in our TDS segment.

Unauthorized use of our intellectual property could have a material adverse effect on our TDS segment and there can be no assurance that our legal remedies would adequately compensate us for the damage caused by such use.

Travel Distribution Seasonality

We experience a seasonal pattern in our operating results, with the first and fourth quarters typically having lower total revenue and operating income compared to the second and third quarters due to decreased bookings and travel during the winter months in the northern hemisphere.

Travel Distribution Employees

The businesses that make up our Travel Distribution Services segment employed approximately 4,700 people as of December 31, 2004.

VEHICLE SERVICES SEGMENT (31%, 33% and 31% of revenue for 2004, 2003 and 2002, respectively)

Our Vehicle Services segment consists of the vehicle rental operations of Avis and Budget, and the Avis and Budget franchise systems. During 2004, this segment also consisted of our fleet management and fuel card businesses; however, these businesses are no longer part of our company as described below.

Vehicle Rental Operations and Franchise Businesses (22%, 25% and 20% of revenue for 2004, 2003 and 2002, respectively)

We are one of the largest vehicle rental operators in the world under two leading brands, Avis and Budget. We operate Avis and Budget as separate brands, with differentiated positioning, service and pricing. The Avis brand targets customers who are seeking a premium service while the Budget brand focuses on providing a value rental experience. We perform certain administrative and operational functions for both Avis and Budget, such as tax planning and financing, as well as voice reservation services through our contact centers. Furthermore, we provide Avis and Budget locations with access to the Wizard System, our online computer system which is used by these locations for (i) global reservations processing, (ii) rental agreement generation and administration, and (iii) fleet accounting and control. For 2004, our car rental operations had an average fleet of approximately 324,500 vehicles.

Avis (13%, 15% and 19% of revenue for 2004, 2003 and 2002, respectively)

We operate and/or franchise approximately 1,900 of the approximately 4,900 car rental locations that comprise the Avis System, which represents one of the largest car rental systems in the world, based on total revenue and number of locations, including locations at most of the largest airports and cities in the United States and internationally. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under a royalty-free license arrangement with Avis Europe Holdings Ltd. (“Avis Europe”), an independent third party, and is comprised of approximately 3,000 locations.

We own and operate approximately 1,080 Avis car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. For 2004, Avis generated total vehicle rental revenue of approximately $2.67 billion, of which approximately 85% (or $2.28 billion) was derived from U.S. operations. In addition, we franchise the Avis System to independent business owners in approximately 850 locations throughout the United States, Canada, Latin America and the Asia Pacific region. In 2004, approximately 95% of the Avis System rental revenue in the United States was generated by locations owned by us or operated for us under agency arrangements, and the remainder was generated by locations operated by independent franchisees. Independent franchisees pay fees based either on total time and mileage charges or total revenue.

The Avis System offers customers a variety of premium services, including: (i) “Avis Cares,” a program which provides customers with area-specific driver safety information, the latest child safety seats (available for rental)

and driving maps; (ii) a counter by-pass program, Avis Preferred Service, which is available at major airport locations; (iii) Avis Access, a full range of special products and services for drivers and passengers with disabilities; (iv) “Avis Assist”, a portable cell phone equipped with GPS navigation which provides talking directions, traffic and weather advisories, and Amber Alert information to renters and may also be used for E911, roadside assistance and Avis reservation phone calls; and (v) Avis InterActive, an online reporting system which provides Avis corporate accounts real-time access to aggregated information on their car rental expenses to better manage their car rental expenditures.

Avis Marketing. In 2004, approximately 74% of vehicle rental transactions generated from our owned and operated car rental locations were generated in the United States by travelers who rented with Avis under contracts between Avis and the travelers’ employers or through membership in an organization with whom Avis has an affiliation (such as AARP and USAA). Our franchisees also have the option to participate in these contracts. Unaffiliated business and leisure travelers are solicited by direct mail promotions and advertising campaigns.

Our domestic customers can make Avis reservations through the Avis toll-free reservation center at 1-888-777-AVIS, via our Avis web site at www.avis.com, through online portals or by contacting their travel agent. Travel agents can access Avis through all major global distribution systems, and can obtain information with respect to our rental locations, vehicle availability and applicable rate structures through these systems. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly. We also maintain strong links to the travel industry. Avis offers customers the ability to earn frequent traveler points with virtually all the major airlines. Avis is also affiliated with TripRewards, our loyalty marketing program, and with the frequent traveler programs of various hotels including the Hilton Hotels Corporation, Hyatt Corporation, and Starwood Hotels and Resorts Worldwide, Inc. These arrangements provide various incentives to all program participants and cooperative marketing opportunities for Avis and the airlines and hotels. We also have an arrangement with our lodging brands whereby lodging customers who are making reservations by telephone may be transferred to Avis if they desire to rent a vehicle. In addition, we have marketing relationships with American Express, MBNA Corporation and Sears, Roebuck and Co., through which we are able to provide their customers with incentives to rent from Avis.

Internationally, we utilize a multi-faceted approach to sales and marketing throughout our global network by employing or contracting with teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry companies. In addition, we utilize a wide range of marketing and direct mail initiatives to continuously broaden our customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs. Our international operations maintain close relationships with the travel industry through participation in several non- U.S. based airline frequent flyer programs, such as those operated by Air Canada and Qantas Airways Limited. We also participate in Avis Europe’s programs with British Airways Plc, Lufthansa and other carriers.

Budget (9%, 10% and 1% of revenue for 2004, 2003 and 2002, respectively)

The Budget System is one of the largest car and truck rental systems in the world, based on total revenue and number of locations. We operate and/or franchise 2,170 of the approximately 3,070 car rental locations in the Budget System, including locations at most of the largest airports and cities in the United States and internationally. The Budget System in Europe, Africa, and the Middle East is operated under a royalty-free license arrangement with Zodiac Europe Limited, an independent third party and an affiliate of Avis Europe, and is comprised of approximately 900 locations. We operate approximately 825 Budget car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, Australia and New Zealand. In 2004, our Budget car rental operations generated total vehicle rental revenue of approximately $1.24 billion, of which 92% (or $1.13 billion) was derived from U.S. operations. We also franchise the Budget System to independent business owners who operate approximately 1,345 locations throughout the United States, Canada, Latin America, the Caribbean and the Asia Pacific region. In 2004, approximately 85% of the Budget System rental revenue in the United States was generated by locations owned by us or operated for us under agency arrangements, with the remainder generated by locations operated by independent franchisees. Independent franchisees generally pay fees based on gross rental revenue.

We also operate a local and one-way truck rental business under the Budget brand utilizing a fleet of approximately 28,000 trucks which are rented through a network of approximately 2,500 corporate-owned and commissioned dealer locations throughout the continental United States. Our truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. In 2004 our Budget truck rental business generated total vehicle revenue of approximately $514.7 million.

Budget Marketing

Car Rental. In connection with its focus on leisure travelers, Budget primarily uses retail advertising and value pricing to drive reservations on its web site, in the reservation center, and in other leisure channels. In addition, Budget offers proprietary marketing programs such as Fastbreak, an expedited rental program for frequent travelers, and Unlimited Budget, a travel agent rewards program.

In 2003 Budget launched a small business program, the “Budget Business Program.” In response to constraints of small business customers, the Budget Business Program focuses primarily on offering a value proposition. In addition, Budget continued to build its affiliated base of customers through relationships with various partners, including Costco Wholesale Corporation and Southwest Airlines Company, and through TripRewards.

Customers can make Budget reservations through the Budget toll-free reservation center at 1-800-BUDGET7, via our Budget web site at www.budget.com, through online travel portals, or through their travel agent. Travel agents can access Budget through all major global distribution systems and can obtain information with respect to our rental locations, vehicle availability and applicable rate structures through these systems. In addition, Budget offers Unlimited Budget, a loyalty incentive program for travel agents. Participating travel agents earn cash for every eligible U.S. business and leisure rental completed by their clients. As of December 31, 2004, approximately 38,000 travel agents were enrolled and active in this program.

Truck Rental. Budget primarily advertises in the yellow pages to promote its trucks to potential customers. Customers can make truck reservations through the Budget truck toll-free reservation center at 1-800-GO-BUDGET, via our Budget truck web site at www.budgettruck.com or by calling a location directly. In addition, Budget has established online affiliations with web sites like monstermoving.com to reach its targeted audience. Budget truck reservations may also be made through the budget.com web site.

Vehicle Rental Optional Products and Services. In addition to revenue from vehicle rentals and franchisee royalties, we generate revenue from Avis and Budget customers through the sale of optional products and services such as supplemental equipment (child seats and ski racks), loss damage waivers, additional/supplemental liability insurance, personal accident/effects insurance and gas service option and fuel service charges.

Vehicle Rental Growth. For 2004, we generated 84.0% and 79.3% of our Avis and Budget revenue, respectively, from our owned airport locations. We also opened 82 new off-airport Avis locations in 2004, and intend to increase business at our off-airport locations through a combination of advertising, promotions, local sales calls and targeted marketing to members of various associations and corporations. Our business relationship with State Farm Insurance Company in the insurance replacement market was also strengthened in 2004 utilizing the location network of our two brands, as well as enhanced technology. We intend to increase our replacement business by marketing our car rental services to other insurance carriers. We also intend to increase our focus on Budget’s truck business by continuing to upgrade the truck fleet and improving utilization.

Vehicle Rental Web Sites. Avis and Budget have strong brand presence on the Internet through their web sites, avis.com and budget.com. A steadily increasing number of Avis and Budget vehicle rental customers obtain rate, location and fleet information and then reserve their rentals directly on these web sites. In addition, both Avis and Budget have agreements to promote their car rental services with major Internet portals, and have a strong advertising presence on Yahoo!

Vehicle Rental Fleet Management. With respect to the car rental operations owned and operated by us, we participate in a variety of vehicle purchase programs with major domestic and foreign manufacturers. Our featured supplier for the Avis brand is General Motors Corporation. Our featured supplier for the Budget brand is Ford Motor Company. Under the terms of our agreements with Ford and GM, which expire in 2007 and 2008, respectively, we are required to purchase a certain number of vehicles from these manufacturers. Our current operating strategy is to maintain an average fleet age of approximately seven months. For model year 2004, approximately 99% of our domestic fleet vehicles were subject to repurchase programs. Under these programs, subject to certain conditions, such as mileage and vehicle condition, a manufacturer is required to repurchase those vehicles at a pre-negotiated price thereby reducing our risk on the resale of the vehicles. In 2004, approximately 2.9% of repurchase program vehicles did not meet the conditions for repurchase.

Vehicle Rental Airport Concession Fees. In general, concession fees for airport locations are based on a percentage of total commissionable revenue (as determined by each airport authority), subject to minimum annual guaranteed amounts. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

Vehicle Rental Competition. The vehicle rental industry is characterized by intense price and service competition. In any given location, we and our franchisees may encounter competition from national, regional and local companies. Nationally, Avis’ principal competitor is Ford Motor Company’s Hertz Corporation and Budget’s principal competitors are Alamo Rent-A-Car, LLC and Dollar Rent-A-Car System, Inc. for car rental, and U-Haul International, Inc. and Penske Truck Leasing Corporation for truck rental. However, both Avis and Budget also compete with each of these car rental companies and with National Car Rental System, Inc., Thrifty Rent-A-Car System, Inc., and Enterprise Rent-A-Car Company. In addition, we compete with a large number of smaller regional and local vehicle rental companies throughout the country.

Competition in the U.S. vehicle rental operations business is based primarily upon price, reliability, national distribution, usability of booking systems, ease of rental and return and other elements of customer service. In addition, competition is influenced strongly by advertising, marketing and brand reputation.

Fleet Management Services Business (9%, 8% and 11% of revenue for 2004, 2003 and 2002, respectively)

PHH Arval, the second largest provider of outsourced fleet management services in the United States and Canada and Wright Express, a leading fuel card service provider in the United States comprised this business during 2004. Both of these businesses are no longer part of our Company. PHH Arval was distributed to our stockholders in a spin-off on January 31, 2005. On February 22, 2005, we disposed of our Wright Express business in an initial public offering and in connection with this disposition, we received approximately $1 billion (net of offering expenses). In connection with this disposition, we also entered into a tax receivable agreement with Wright Express, pursuant to which we currently expect Wright Express will make payments to us over the expected 15-year term of the agreement aggregating over $300 million. The actual amount of payments, if any, and the timing of receipt of any payments will vary depending upon a number of factors, including whether Wright Express earns sufficient taxable income to realize the full tax benefit of the amortization of its assets.

PHH Arval provides commercial fleet management services to corporate clients and government agencies. Fleet management services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery and administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. PHH Arval also provides fuel, maintenance, accident and similar management services, which assist its corporate and governmental clients in the effective management and control of automotive expenses by providing cards that permit a client’s representatives to purchase gasoline or other fleet-related products and services through a network of merchants. As of December 31, 2004, PHH Arval had more than 320,000 vehicles leased. In February 2004, PHH Arval acquired First Fleet Corporation, a national provider of fleet management services to companies that maintain private truck fleets, for approximately $26 million, net of cash acquired.

Wright Express is a leading provider of payment processing and information management services to the U.S. vehicle fleet industry. Wright Express provides fleets using its services with detailed transaction data, analysis tools and purchase control capabilities. Wright Express captures transaction data at approximately 180,000 fuel and vehicle management locations, including over 90% of the nation’s retail fuel locations and 41,000 vehicle maintenance locations.

Vehicle Services Trademarks and Intellectual Property

The service marks “Avis” and “Budget”, related marks incorporating the words “Avis” or “Budget”, and related logos and marks such as “We Try Harder” are material to our vehicle rental operations and franchise businesses. Our subsidiaries and franchisees actively use these marks. All of the material marks used in the Avis and Budget businesses are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where Avis and Budget franchises are in operation. We own the marks used in the Avis and Budget businesses.

Vehicle Services Seasonality

For our Avis and Budget businesses, the third quarter of the year, which covers the summer vacation period, represents the peak season for vehicle rentals. Any occurrence that disrupts travel patterns during the summer period could have a greater adverse effect on Avis’ and Budget’s annual performance than in other periods. The fourth quarter is generally the weakest financial quarter for the Avis and Budget Systems. In 2004 our average monthly combined Avis and Budget car rental fleet, excluding franchisees ranged from a low of approximately 277,000 vehicles in January to a high of approximately 369,000 vehicles in July. Rental utilization for the combined Avis and Budget car rental fleet, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from 65.1% in December to 80.9% in August and averaged 74.1% for all of 2004.

Vehicle Services Employees

The businesses that make up our Vehicle Services segment employed approximately 30,700 people as of December 31, 2004, including approximately 1,900 people employed by our former fleet management and fuel card businesses which are no longer part of our company.

MARKETING SERVICES SEGMENT (8%, 7% and 8% of our revenue for 2004, 2003 and 2002, respectively)

As previously discussed, we intend to dispose of our Marketing Services division, including our loyalty/insurance marketing and individual membership businesses, and anticipate that the disposition of the division will take place before the conclusion of the third quarter of 2005.

In June 2004, we completed the initial public offering of our Jackson Hewitt subsidiary comprising our tax preparation services business. As a result of this sale of our ownership interest, Jackson Hewitt has been classified as a discontinued operation and its results are excluded from the results of the Marketing Services segment for all periods presented.

Individual Membership Business (5%, 4% and 4% of our revenue for 2004, 2003 and 2002, respectively)

Our individual membership business markets various clubs and services to individuals through joint marketing arrangements with various institutions such as banks, financial institutions, retailers and oil companies. For a membership fee (typically of $89.99 to $480.00 annually or $8.99 to $49.99 monthly), we provide members with access to a variety of discounted products and services. Our programs offer consumers discounts on many categories along with shop-at-home convenience in such areas as retail merchandise, travel, automotive and home improvement. Participating institutions generally receive commissions on initial and renewal memberships, based on a percentage of the net membership fees. We also provide our products to such institutions on a wholesale or resale basis upon request. As of December 31, 2004, we serviced approximately 16 million memberships, approximately 10 million of which consist of our memberships and approximately 6 million consist of members that we service on behalf of TRL Group (as discussed below).

We offer a variety of membership programs, including Shoppers Advantage, a discount shopping program; Travelers Advantage, a discount travel service program; AutoVantage, a program which offers preferred prices on new cars and discounts on maintenance, tires and parts; AutoVantage Gold, a program which provides a premium version of the AutoVantage service; Credit Card Guardian and Hot-Line, services which enable consumers to register their credit and debit cards to keep the account numbers securely in one place; PrivacyGuard and Credentials, services which provide monitoring of a member’s credit history and access to driving records and medical files; Buyers Advantage, a service which extends manufacturer warranties; CompleteHome, a service designed to save members time and money in maintaining and improving their homes; National Home Protection Alliance, a service that provides insurance coverage for breakdowns of household systems and appliances; Great Fun, a program which provides the opportunity to purchase family travel services and other family related products at a discount; and HealthSaver, a program which provides discounts on prescription drugs, eyewear, eye care, dental care, selected health-related services and fitness equipment.

Trilegiant Transaction. From July 2001 to January 2004, the operations of our individual membership business, including marketing to prospective new members, were outsourced to Trilegiant Corporation. On January 30, 2004, we terminated Trilegiant’s right to market membership programs that we had previously licensed to Trilegiant in July 2001, terminated Trilegiant’s right to use the Trilegiant trademark and terminated our outsourcing arrangement whereby Trilegiant provided membership fulfillment services to our members. We are now responsible for providing fulfillment services to our members. In connection with this transaction, we hired substantially all Trilegiant employees, agreed to service Trilegiant’s members and made a $13 million cash payment to Trilegiant as consideration for the early termination of the rights referred to above. Trilegiant has now changed its name to TRL Group, Inc. and we have renamed one of our subsidiaries Trilegiant Corporation. In connection with such transaction, we also acquired Trilegiant Loyalty Solutions, Inc., a wholly-owned subsidiary of TRL Group, for approximately $20 million in cash. Trilegiant Loyalty Solutions offers wholesale loyalty enhancement services primarily to credit card issuers who make such services available to their credit card holders to foster increased product usage and loyalty and serves as the administrator of our points database for our TripRewards Loyalty Program. We continue to own preferred stock of TRL Group, which is currently convertible, at any time at our option, into approximately 45% of TRL Group common stock (taken together with the shares of common stock currently held by us). As a result of this transaction, we now have managerial control of TRL Group through our majority representation on the TRL Group Board of Directors.

Upon completion of the Trilegiant Transaction, we began integrating our individual membership and our Progeny loyalty/insurance marketing businesses. The organizational structures of the two businesses have now been realigned to combine departments and eliminate redundant functions. We also reorganized the sales forces to be more closely aligned with the size of our clients and their needs and we have combined our marketing and procurement efforts to take advantage of the larger scale of the combined businesses. We intend to expand our integration efforts to our Cims loyalty marketing business.

Growth. Primary growth drivers include expanding our customer base to include a greater number of financial institutions and targeted non-financial partners. In addition, we are expanding the array of our products and services sold through the direct marketing channels to existing clients.

Competition. The membership services industry is highly competitive. Competitors include membership services companies, such as Vertrue Incorporated (formerly known as MemberWorks Incorporated), as well as large retailers, travel agencies, insurance companies and financial service institutions, some of which have financial resources, product availability, technological capabilities or customer bases that may be greater than ours.

Loyalty/Insurance Marketing Business (3%, 3% and 4% of our revenue for 2004, 2003 and 2002, respectively)

Our loyalty/insurance marketing business provides enhancement packages for financial institutions and marketing for accidental death and dismemberment insurance and certain other insurance products through our Progeny Marketing Innovations Inc. and Cims subsidiaries. With approximately 42.5 million insureds as of December 31, 2004, Progeny offers the following products and services:

Enhancement Package Service. We sell enhancement packages for financial institution consumer and business checking and deposit account holders primarily through our Progeny subsidiary. Progeny’s financial institution clients select a customized package of our products and services and then usually add their own services (such as unlimited check writing privileges, personalized checks, cashiers’ or travelers’ checks without issue charge, or discounts on safe deposit box charges or installment loan interest rates). With our marketing and promotional assistance, the financial institution then offers the complete package of enhancements to its checking account holders as a special program for a monthly fee. Most of these financial institutions choose a standard enhancement package, which generally includes $10,000 of accidental death and dismemberment insurance and travel discounts. Other enhancements may include our shopping and credit card registration services, a travel newsletter or pharmacy, eyewear or entertainment discounts. The common carrier coverage is underwritten under group insurance policies with two third-party underwriters. We generally charge a financial institution client an initial fee to implement this program and monthly fees thereafter based on the number of customer accounts participating in that financial institution’s program.

AD&D Insurance. Through our Progeny subsidiary, we serve as an agent and third-party administrator for marketing accidental death and dismemberment insurance throughout the country to the customers of financial institutions. Progeny’s insurance products and other services are offered primarily to customers of banks, credit unions, credit card issuers and mortgage companies. These products are primarily marketed through direct mail solicitations and telemarketing which generally offer $1,000 of accidental death and dismemberment insurance at no cost to the customers and the opportunity to choose additional coverage of up to $250,000. The annual premium generally ranges from $10 to $250 and we derive revenue primarily from commissions based on premiums received pursuant to agreements with the insurance carriers that issue the policies we market. Progeny also acts as an administrator for, and markets, term life and hospital accident insurance as well as a number of other insurance products.

Distribution Channels. We market our Progeny products to consumers (i) of financial institutions or other associations through direct marketing; (ii) of financial institutions or other associations through a direct sales force, participating merchants or general advertising; and (iii) through companies and various other entities.

Cims. Our Cims subsidiary develops customer loyalty solutions and insurance products for the benefit of financial institutions and businesses in other industries. Cims clients include over 85 financial institutions throughout Europe and South Africa. The primary customer loyalty solution offered to Cims clients is the loyalty package. Loyalty packages provide targeted consumers of client organizations with a “package” of benefits and services for the purpose of improving customer retention, attracting consumers to become customers of the client organization and encouraging them to buy additional services. For example, packages include discounted travel services such as discounts on vacation rentals, car rentals, travel insurance, timeshare weeks, cruises, hotels and airlines. As of December 31, 2004, Cims has expanded its membership base to approximately 19.7 million individuals. Cims offers travel and real estate benefits and other services within its loyalty packages for the benefit of consumers. Cims also uses its internal insurance competencies and strategic relationships to provide insurance benefits to consumers. Cims derives fees from its financial institution and other corporate clients for its loyalty packages.

Growth. Primary growth drivers for Progeny include expanding our customer base to include a greater number of financial institutions and targeted non-financial partners. In addition, we are expanding the array of insurance products and services sold through the direct marketing channels to existing clients. The primary growth drivers for Cims are (i) to increase the number of consumers, from within our existing client base, who participate in loyalty programs for their particular financial institution, (ii) to increase the number of financial institutions we partner with for their respective loyalty marketing programs, (iii) to develop marketing relationships with clients in other industries (wireless providers for example) and (iv) to offer multiple loyalty solutions to our clients.

Competition. Our checking account enhancement packages and services compete with similar services offered by other companies, including insurance companies and other third-party marketers such as Sisk Company, Generations Gold and Econ-O-Check Corporation. In larger financial institutions, we may also compete with a financial institution’s internal marketing staff. Competition for the offering of our insurance products through financial institutions is growing and intense. Our competitors include other third-party marketers and large national insurance companies with established reputations that offer products with rates, benefits and compensation similar to ours. Cims represents an outsourcing alternative to marketing departments of large retail organizations. Cims competes with certain other niche loyalty solution providers throughout Europe and internal marketing groups of large financial institutions.

Long Term Care Insurance. In June 2003, our Long Term Preferred Care subsidiary discontinued the marketing and sale of long term care insurance policies. We continue to derive revenue from commissions based on premiums received pursuant to agreements with the insurance carriers that issued the policies we sold and LTPC continues to provide customer service and related services to the existing block of insurance policies and policyholders. On December 30, 2004, LTPC sold the majority of its long-term care insurance renewal commissions.

Marketing Services Trademarks and Other Intellectual Property

The service mark “Progeny Marketing Innovations” and its associated logo is material to Progeny’s business. Progeny actively uses this mark which is registered in the United States Patent and Trademark Office. The individual membership business trademarks and service marks listed above and related logos, together with the “Trilegiant” trademark, are material to our individual membership business. The “Trilegiant” trademark and individual membership business trademarks and logos are registered (or have applications pending for registration) with the United States Patent and Trademark Office. With the exception of “National Home Protection Alliance” which is owned by TRL Group and licensed to us, we own the material marks used in the individual membership business.

Marketing Services Seasonality

The businesses that comprise our Marketing Services segment are not seasonal.

Marketing Services Employees

The businesses that comprise our Marketing Services segment employed approximately 3,200 people as of December 31, 2004.

FINANCIAL DATA OF SEGMENTS AND GEOGRAPHIC AREAS

Financial data for our segments and geographic areas are reported in Note 25—Segment Information to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

REGULATION

Franchise Regulation. The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (the “FTC”). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. The FTC has proposed changes to its franchise rule that will affect the sales practices and procedures and the content of disclosure documents used by our franchising subsidiaries for selling franchises in the United States. The content of the final rule and its effective date have not been announced. Although no assurance can be given, proposed changes in the FTC’s franchise rule should have no adverse impact on our franchised businesses. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation. Our franchisors may engage in certain lending transactions common in their respective industries and provide loans to franchisees as part of the sale of the franchise. Such transactions may require the franchisor to register under state laws governing business lenders. We cannot predict the effect of the impact of those laws or any decision not to register under such laws and to cease offering such loans.

Real Estate Regulation. The federal Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws restrict payments which real estate and mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may to some extent restrict preferred alliance and other arrangements involving our real estate franchise, real estate brokerage, settlement services and relocation businesses. Our title insurance operations are subject to numerous state laws and regulations. Our settlement services business is subject to various federal and state regulations including those promulgated by state departments of insurance and departments of corporations. Currently, there are local efforts in certain states, which could limit referral fees to our relocation business.

In addition, with respect to our real estate brokerage, relocation and settlement services businesses, RESPA and similar state laws require timely disclosure of certain relationships or financial interests with providers of real estate settlement services. Our real estate brokerage business is also subject to numerous federal, state and local laws and regulations that contain general standards for and prohibitions on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer disclosures and governing telephone practices under the Do Not Call legislation. Under state law, our real estate brokers have the duty to supervise and are responsible for the conduct of their brokerage business.

Timeshare Exchange Regulation. Our timeshare exchange business, which includes RCI exchange programs and other exchange programs operated by our timeshare sales and marketing business, is subject to foreign, federal, state and local laws and regulations including those relating to taxes, consumer credit, environmental protection and labor matters. In addition, we are subject to state statutes in those states regulating timeshare exchange services, and must prepare and file annually certain disclosure guides with regulators in states where required. While our timeshare exchange business is not subject to those state statutes governing the development of timeshare properties and the sale of timeshare interests, such statutes directly affect both our timeshare sales and marketing business as described below and the other members and resorts that participate in the RCI exchange programs and other exchange programs operated by our timeshare sales and marketing business. Therefore, the statutes indirectly impact our timeshare exchange business.

Timeshare Sales and Marketing Regulation. Our timeshare sales and marketing business, which includes our resort management business, is subject to extensive regulation by the states and countries in which our resorts are located and in which its vacation ownership interests are marketed and sold. In addition, we are subject to federal legislation, including without limitation, the Federal Trade Commission Act and rules promulgated by the FTC thereunder, including the federal Telemarketing Sales Rule with its Do Not Call provisions; the Fair Housing Act; the Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans; the Real Estate Settlement Procedures Act and Regulation X promulgated thereunder which require certain disclosures to borrowers regarding the settlement and servicing of loans; the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act; the Telemarketing and Fraud and Abuse Prevention Act; the Gramm-Leach-Bliley Act and the Fair Credit Reporting Act, which address privacy of consumer financial information; and the Civil Rights Acts of 1964, 1968 and 1991. In Australia, we are regulated by the Australian Securities and Investments Commission.

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

Internet Regulation. Although our business units’ operations on the Internet are not currently regulated by any government agency in the United States beyond regulations discussed above and applicable to businesses generally, it is likely that a number of laws and regulations may be adopted governing the Internet. In addition, existing laws may be interpreted to apply to the Internet in ways not currently applied. Regulatory and legal requirements are subject to change and may become more restrictive, making our business units’ compliance more difficult or expensive or otherwise restricting their ability to conduct their businesses as they are now conducted.

Vehicle Rental Regulation. We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection and labor matters. The principal environmental regulatory requirements applicable to our vehicle and rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate 450 Avis and Budget locations at which petroleum products are stored in underground or above ground tanks. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 EPA upgrade mandate and periodic testing and leak monitoring of underground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

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

We may be eligible for reimbursement or payment of remediation costs associated with future releases from regulated underground storage tanks and have established funds to assist in the payment of remediation costs for releases from certain registered underground tanks. Subject to certain deductibles, the availability of funds, compliance status of the tanks and the nature of the release, these tank funds may be available to us for use in remediating future releases from our tank systems.

A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 5% of our vehicle operations revenue during 2004 was generated by the sale of loss damage waivers. Approximately 40 states have considered legislation affecting the loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer’s personal automobile insurance and that loss damage waivers may not be necessary. In addition, New York permits the sale of loss damage waivers at a capped rate per day based on the vehicle manufacturer’s suggested retail price. Illinois, Nevada and California have similar rules regarding fees for loss damage waivers.

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

Marketing Regulation. The products and services offered by our various businesses, including our real estate brokerage, timeshare exchange, timeshare sales and marketing, loyalty/insurance marketing and individual membership businesses, are marketed via a number of distribution channels, including direct mail, telemarketing and online. These channels are regulated on the state and federal levels and we believe that these activities will increasingly be subject to such regulation. Such regulation, including anti-fraud laws, consumer protection laws, privacy laws, telemarketing laws and telephone solicitation laws, may limit our ability to solicit new customers or to offer one or more products or services to existing customers. In addition to direct marketing, our loyalty/

insurance marketing business is subject to various state and local regulations including, as applicable, those of state insurance departments. While we have not been materially adversely affected by existing regulations, we cannot predict the effect of any future foreign, federal, state or local legislation or regulation.

We are also aware of, and are actively monitoring the status of, certain proposed privacy-related state legislation that might be enacted in the future; it is unclear at this point what effect, if any, such state legislation might have on our businesses. A number of our businesses are significant users of email marketing to existing and prospective customers. It is unclear what effect, if any, legislation restricting such marketing practices would have on those businesses. California has enacted legislation requiring enhanced disclosure on Internet web sites regarding consumer privacy and information sharing among affiliated entities. We cannot predict whether these laws will inhibit customer information practices used in marketing our products and services or will be enacted in other states.

Some of our business units use sweepstakes and contests as part of their marketing and promotional programs. These activities are regulated primarily by state laws that require certain disclosures and providing certain assurances that the prizes will be available to the winners.

In Europe, legislation has recently been implemented which regulates the sale of general insurance. In addition, data protection legislation has also been implemented across Europe which restricts the use of personal data and cross-border flows of data outside the European Union. Each European Union country in which we operate must implement these directives through national laws. While we do not believe that the laws and regulations passed to date will have a material impact on our business, additional European or national laws, including subsequent amendments to existing laws, could cause a material adverse impact on our business.

Global Distribution Services Regulation. Our GDS business is subject to specific GDS regulations in the European Union (“EU”) and Canada. In 2004, the U.S. government allowed its GDS regulations to expire in two stages. An abbreviated set of regulations was in effect from January 21, 2004 through July 31, 2004. After July 31, 2004, all GDS regulations in the United States expired.

In early 2004, the Canadian government published an amended set of regulations that eliminated several GDS regulations and modified several others. For example, the new regulations retain the prohibition against GDS display bias but eliminate the ban on discriminatory pricing. The Canadian government reasoned that changes in the travel industry warranted a more discrete set of regulations.

In Europe, the EU commission continues to examine the ongoing need for GDS regulations. An amended set of rules, if any, is expected to be issued in 2005. In 2002, the EU advised that it was considering the elimination of many rules, including the rules that require GDSs to treat all airlines and travel agents equally not only in terms of services offered but also with regard to fees charged. In addition, the EU has proposed the elimination of many rules relating to subscribers as well as the rule that requires an airline that owns a GDS to treat all GDSs equally.

Travel Agency Regulation. The products and services we provide are subject to various federal, state and local regulations. We must comply with laws and regulations relating to our sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel service is subject to laws governing the offer and/or sale of travel products and services, including laws requiring us to register as a “seller of travel,” to comply with disclosure. In addition, many of our travel suppliers are heavily regulated by the United States and other governments and we are indirectly affected by such regulation.

EMPLOYEES

As of December 31, 2004, we employed approximately 87,000 people, inclusive of approximately 8,000 people employed by our former mortgage, appraisal, fleet management and Wright Express fuel card businesses. We have approximately 7,300 employees covered under collective bargaining arrangements. Management considers our employee relations to be satisfactory and does not anticipate any material interruptions to operations from labor disputes.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased space at 9 West 57th Street, New York, New York 10019 with a lease term expiring in 2013. Many of our general corporate functions are conducted at leased offices at One Campus Drive, 7 Sylvan Way, 6 Sylvan Way, 1 Sylvan Way and 10 Sylvan Way, Parsippany, New Jersey 07054. Executive offices are also located in leased space at Landmark House, Hammersmith Bridge Road, London, England W69EJ. In addition, our principal data center is housed in an owned facility in Greenwood Village, Colorado.

Real Estate Franchise Business. Our real estate franchise business conducts its main operations at our leased offices at One Campus Drive in Parsippany, New Jersey. There are also leased facilities at regional offices located in Atlanta, Georgia, Mission Viejo, California, Chicago, Illinois, Scottsdale, Arizona, Coronado Del Mar, California and Boston, Massachusetts.

Real Estate Brokerage Business. Our real estate brokerage business leases over 6.9 million square feet of domestic office space under 1,289 leases. Its corporate headquarters are located at 339 Jefferson Road, Parsippany, New Jersey pursuant to leases expiring in 2005 and 2007. NRT leases approximately 24 facilities serving as regional headquarters; 78 facilities serving as location administration, training facilities or storage, and approximately 1,000 offices under approximately 1,154 leases serving as brokerage sales offices. These offices are generally located in shopping centers and small office parks, generally with lease terms of five years. In addition, there are 33 leases representing vacant office space, principally as a result of acquisition-related brokerage sales office consolidations.

Relocation Business. Our relocation business has its main corporate operations in two leased buildings in Danbury, Connecticut with lease terms expiring in 2005 and 2015. There are also five leased regional offices located in Mission Viejo and Walnut Creek, California; Chicago, Illinois; Irving, Texas and Bethesda, Maryland, which provide operation support services. Facilities referred to in the preceding sentence are pursuant to leases that expire in 2013, 2005, 2007, 2008 and 2005, respectively. International offices are located in Swindon and Hammersmith, United Kingdom; Melbourne and Sydney, Australia; Hong Kong and Singapore pursuant to leases that expire in 2017, 2012, 2005, 2005, 2006 and 2007, respectively.

Settlement Services Business. Our settlement services business conducted its main operations during 2004 at a leased facility in Moorestown, New Jersey. In December 2004, we relocated this business to offices in Mount Laurel, New Jersey pursuant to a lease expiring in 2014. This business also has leased regional and branch offices in seventeen states and the District of Columbia.

Lodging Franchise Business. Our lodging franchise business has its main corporate operations at leased offices in Parsippany, New Jersey. Our lodging franchise business also leases space for its reservations centers and data warehouse in Aberdeen, South Dakota, Phoenix, Arizona and St. John, New Brunswick, Canada pursuant to leases that expire in 2007, 2006 and 2013, respectively. In addition, our lodging and real estate businesses share approximately two leased office spaces within the United States. Our lodging business also has two vacant properties in Phoenix, Arizona and Knoxville, Tennessee with leases expiring in 2007.

Timeshare Exchange Business. Our timeshare exchange business has its main corporate operations at leased offices in Parsippany, New Jersey. Our timeshare exchange business also has six properties, which we own. The most significant owned properties for this business are call centers in Carmel, Indiana; Cork, Ireland and Kettering, UK. Our timeshare exchange business also has approximately six leased offices located within the United States and 55 additional leased spaces in various countries outside the United States.

Timeshare Sales and Marketing Business. Our timeshare sales and marketing business owns a facility in Redmond, Washington and leases space for call center and administrative functions in Bellevue, Washington; Las Vegas, Nevada; Margate, Florida and Orlando, Florida, pursuant to leases expiring in 2006, 2007, 2010 and 2012, respectively. In addition, approximately 115 marketing and sales offices are leased throughout the United States and 11 offices are leased in Australia.

Vacation Rental Business. Our vacation rental business operations are managed in two owned locations (Earby, England and Monterrigioni, Italy) and three main leased locations (Voorburg, Holland; Copenhagen,

Denmark and Hamburg, Germany) as well as approximately 10 smaller leased offices throughout Europe. Our main leased locations operate pursuant to leases that expire in 2009, 2007 and 2006, respectively.

Travel Distribution Business. Our travel distribution business has its main corporate operations in Parsippany, New Jersey. Our travel distribution business also has two properties, which we own: a facility in Atlanta, Georgia and a call center in Lakeport, California, which is currently vacant. Our travel distribution business also leases 20 additional facilities within the United States that function as call centers or fulfillment or sales offices, and 64 additional properties in various countries outside the United States, which function as administration, sales, call center and fulfillment offices. Our travel distribution businesses leases have various expiration dates.

Vehicle Rental Operations and Franchise Businesses. Our vehicle rental business has its main corporate operations in Parsippany, New Jersey. Our vehicle rental business also owns a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car rental operations. Office space is also leased in Orlando, Florida; Redding, California; Denver, Colorado; Wichita Falls, Texas; Tulsa, Oklahoma; and Federicton, Canada pursuant to leases expiring in 2005, 2011, 2007, 2010, 2006, and 2009, respectively. Budget offices at Carrollton, Texas were closed in 2003 and are therefore vacant. This space is subject to a lease expiring in 2006. In addition, there are approximately 34 leased office locations in the United States.

We lease or have vehicle rental concessions for both the Avis and Budget brands at multiple locations throughout the world. Avis operates 749 locations in the United States and 287 locations outside the United States. Of those locations, 250 in the United States and 103 outside the United States are at airports. Budget operates at 492 locations in the United States of which 144 are at airports. Budget also operates at 93 locations outside the United States. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums.

Loyalty/Insurance Marketing Business. Progeny leases three domestic office spaces in Franklin, Tennessee with lease terms ending in 2006 and 2009. Cims leases nine locations internationally that function as sales and administrative offices for Cims with the main office shared with our travel distribution business in Langley, England.

Individual Membership Business. Our individual membership services business leases 115,000 square feet in Norwalk, Connecticut under a lease expiring in 2014. Administrative offices are located in Dublin, Ohio and Richmond, Virginia pursuant to leases expiring in 2008 and 2007, respectively, and call center functions are located in a leased facility in Westerville, Ohio with a lease expiring in 2012. In addition, two offices are located in Trumbull, Connecticut with leases expiring in 2005 and 2010 housing data center and production center functions.

We believe that such properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC International, Inc. (“CUC”) business units, and prior to the date of this Annual Report on Form 10-K, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against us and other defendants.

In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the “Securities Action”), is a consolidated class action brought on behalf of all persons who acquired securities of the Company and CUC, except our PRIDES securities, between May 31, 1995 and August 28, 1998. Named as defendants are the Company; twenty-eight current and former officers and directors of the Company, CUC and HFS; and Ernst & Young LLP, CUC’s former independent accounting firm.

The Amended and Consolidated Class Action Complaint in the Securities Action alleges that, among other things, the lead plaintiffs and members of the class were damaged when they acquired securities of the Company and CUC because, as a result of accounting irregularities, the Company’s and CUC’s previously issued financial statements were materially false and misleading, and the allegedly false and misleading financial statements caused the prices of the Company’s and CUC’s securities to be inflated artificially.

On December 7, 1999, we announced that we had reached an agreement to settle claims made by class members in the Securities Action for approximately $2.85 billion in cash plus 50 percent of any amount we recover from Ernst & Young as a result of our cross-claims against Ernst & Young as described below. This settlement received all necessary court approvals and was fully funded by us on May 24, 2002.

On January 25, 1999, the Company asserted cross-claims against Ernst & Young alleging that Ernst & Young failed to follow professional standards to discover and recklessly disregarded the accounting irregularities, and is therefore liable to the Company for damages in unspecified amounts. The cross-claims assert claims for breaches of Ernst & Young’s audit agreements with the Company, negligence, breaches of fiduciary duty, fraud, and contribution. On July 18, 2000, the Company filed amended cross-claims against Ernst & Young asserting the same claims.

On March 26, 1999, Ernst & Young filed cross-claims against the Company and certain of the Company’s present and former officers and directors, alleging that any failure to discover the accounting irregularities was caused by misrepresentations and omissions made to Ernst & Young in the course of its audits and other reviews of the Company’s financial statements. Ernst & Young’s cross-claims assert claims for breach of contract, fraud, fraudulent inducement, negligent misrepresentation and contribution. Damages in unspecified amounts are sought for the costs to Ernst & Young associated with defending the various shareholder lawsuits, lost business it claims is attributable to Ernst & Young’s association with Cendant, and for harm to Ernst & Young’s reputation. On June 4, 2001, Ernst & Young filed amended cross-claims against the Company asserting the same claims.

Welch & Forbes, Inc. v. Cendant Corp., et al., No. 98-2819 (WHW) (the “PRIDES Action”), is a consolidated class action filed on behalf of purchasers of the Company’s PRIDES securities between February 24 and August 28, 1998. Named as defendants are the Company; Cendant Capital I, a statutory business trust formed by the Company to participate in the offering of PRIDES securities; seventeen current and former officers and directors of the Company, CUC and HFS; Ernst & Young; and the underwriters for the PRIDES offering, Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Chase Securities Inc. The allegations in the Amended Consolidated Complaint in the PRIDES Action are substantially similar to those in the Securities Action.

On March 17, 1999, we entered into an agreement to settle the claims of class members in the PRIDES Action who purchased PRIDES securities on or prior to April 15, 1998. The settlement did not resolve claims based upon purchases of PRIDES after April 16, 1998 and, as of December 31, 2001, other than Welch & Forbes, Inc. v. Cendant Corp., et al., which is previously discussed, no purchasers of PRIDES securities after April 16, 1998 have instituted proceedings against us.

Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.), and P. Schoenfield Asset Management LLC v. Cendant Corp., et al., Civ. Action No. 98-4734 (D.N.J.) (the “ABI Actions”), were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. (“ABI”) between January 27, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors and Ernst & Young. The complaints in the ABI actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act. The plaintiffs allege that they purchased shares of ABI common stock at prices artificially inflated by the accounting irregularities after we announced a cash tender offer for 51% of ABI’s outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. On April 30, 1999, the United States District Court for the District of New Jersey dismissed the complaints on motions of the defendants. In an opinion dated August 10, 2000, the United States Court of Appeals for the Third Circuit vacated the District Court’s judgment and remanded the ABI Actions for further proceedings. On December 15, 2000, we filed a motion to dismiss those claims based on ABI purchases after April 15, 1998, and the District Court granted this motion on May 7, 2001. The plaintiffs subsequently moved for leave to file a Second Amended Complaint to reallege claims based on ABI purchases between April 16, 1998 and October 13, 1998. That motion was denied on August 15, 2002. On January 27, 2004, plaintiffs filed a motion for class certification.

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

In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, one of our officers, were added as defendants in a purported class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 21, 2001. The complaint in this action alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on purported misconduct in connection with the accounting of certain revenues in financial statements published by Homestore during the class period. On March 7, 2003, the court granted our motion to dismiss lead plaintiff’s claim for failure to state a claim upon which relief could be granted and dismissed the complaint, as against us and Mr. Smith, with prejudice. On March 8, 2004, the court entered final judgment, thus allowing for an appeal to be made regarding its decision dismissing the complaint against Cendant, Mr. Smith and others. In April 2004, plaintiffs filed notice of such appeal and filed their opening brief on July 26, 2004. Cendant and Mr. Smith’s answering appeal brief was filed on December 10, 2004. Oral arguments have been scheduled for April 5, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CD”. At February 28, 2005, the number of stockholders of record was approximately 8,243. The following table sets forth the quarterly high and low sales prices per share of CD common stock as reported by the NYSE for 2004 and 2003.

2004	High	Low
First Quarter	$24.39	$21.74
Second Quarter	25.07	21.68
Third Quarter	24.94	21.07
Fourth Quarter	23.42	20.02

2003	High	Low
First Quarter	$13.95	$10.56
Second Quarter	18.39	12.67
Third Quarter	19.30	16.94
Fourth Quarter	22.30	18.37

The sales prices presented above do not reflect the distribution on January 31, 2005 of 100% of our ownership interest in PHH Corporation, comprising our mortgage, appraisal and fleet management businesses, to our stockholders. The closing price of our common stock on January 31, 2005 was adjusted downward by $1.10 in connection with this distribution. On February 28, 2005, the last sale price of our CD common stock on the NYSE was $22.12 per share.

Dividend Policy

We will pay a cash dividend on our common stock on March 15, 2005 to holders of record as of February 28, 2005. The quarterly dividend of $0.09 per share was approved by our Board of Directors on January 24, 2005. Future dividends will depend upon our earnings, financial condition and other factors.

On January 31, 2005, we distributed 100% of our ownership interest in PHH Corporation, comprising our mortgage, appraisal and fleet management businesses, to our stockholders on a pro rata basis. We distributed one share of PHH common stock for every 20 shares of our common stock outstanding on the record date for the distribution.

In 2004, we paid cash dividends of $0.07, $0.07, $0.09 and $0.09 per common share in the first, second, third and fourth quarters, respectively. We did not pay cash dividends on our common stock in 2003.

Issuer Purchases of Equity Securities

Below is a summary of our Cendant common stock repurchases by month for the quarter ended December 31, 2004:

			Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value of Shares that
	of Shares	Average Price	Publicly Announced	May Yet Be
Period	Purchased	Paid per Share	Plan (b)	Purchased Under Plan
October 1 – 31, 2004	2,313,014	$21.88	2,313,014	853,778,625
November 1 – 30, 2004	2,843,052	$22.28	2,843,052	819,946,934
December 1 – 31, 2004 (a)	2,847,000	$23.05	2,847,000	791,334,043
Total	8,003,066	$22.44	8,003,066	791,334,043

(a)	Includes 875,000 shares purchased for which the trade date occurred during December 2004 while settlement occurred in January 2005.
(b)
Our share repurchase program, which does not have an expiration date, was first publicly announced on October 13, 1998 in the amount of $1 billion and has been increased from time to time and each such increase has been publicly announced, including an increase to include all stock option exercise proceeds in the program. The most recent increase of $500 million, was approved and publicly announced on October 19, 2004. No shares were purchased outside our share repurchase program during the periods set forth in the table above.

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In millions, except per share data)
Results of Operations
Net revenues	$19,785	$18,015	$14,025	$8,612	$4,257

Income from continuing operations	$1,820	$1,430	$1,009	$330	$564
Income (loss) from discontinued operations, net of tax	262	35	(163)	93	94
Cumulative effect of accounting changes, net of tax	-	(293)	-	(38)	(56)

Net income	$2,082	$1,172	$846	$385	$602

Per Share Data
Income from continuing operations:
Basic	$1.77	$1.41	$0.99	$0.36	$0.79
Diluted	1.71	1.35	0.95	0.35	0.76
Income (loss) from discontinued operations:
Basic	$0.25	$0.03	$(0.16)	$0.11	$0.13
Diluted	0.25	0.03	(0.15)	0.10	0.13
Cumulative effect of accounting changes:
Basic	$-	$(0.29)	$-	$(0.05)	$(0.08)
Diluted	-	(0.27)	-	(0.04)	(0.08)
Net income:
Basic	$2.02	$1.15	$0.83	$0.42	$0.84
Diluted	1.96	1.11	0.80	0.41	0.81

Cash dividends declared	$0.32	$-	$-	$-	$-

Financial Position
Total assets	$42,555	$39,456	$36,017	$33,597	$15,190
Assets under management and mortgage programs	19,075	17,639	15,269	12,072	2,999
Total long-term debt	4,333	6,002	6,464	6,995	1,948
Debt under management and mortgage programs (*)	15,819	14,785	12,747	9,844	2,040
Mandatorily redeemable preferred interest in a subsidiary	-	-	375	375	375
Mandatorily redeemable preferred securities issued by subsidiary holding solely senior debentures issued by the Company	-	-	-	-	1,683
Stockholders’ equity	12,695	10,186	9,315	7,068	2,774

(*)	Includes related-party debt due to Cendant Rental Car Funding (AESOP) LLC. See Note 16 to our Consolidated Financial Statements.

In presenting the financial data above in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See “Critical Accounting Policies” under Item 7 included elsewhere herein for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

During 2003, we consolidated a number of entities pursuant to Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” and/or as a result of amendments to the underlying structures of certain of the facilities we use to securitize assets. See Notes 2, 16 and 17 to the Consolidated Financial Statements for more information.

During 2004, 2003, 2002 and 2001, we completed a number of acquisitions, the results of operations and financial position of which have been included from their acquisition dates forward. See Note 5 to our Consolidated Financial Statements for a detailed discussion of the 2004, 2003 and 2002 acquisitions. In 2001, we acquired Avis Group Holdings, Inc. for approximately $994 million in cash, which resulted in approximately $1.9 billion of goodwill, and Galileo International, Inc. for approximately $1.9 billion, which resulted in approximately $2.0 billion of goodwill. If we had acquired Avis, Galileo, NRT and Trendwest on January 1, 2001, net revenues, income from continuing operations and net income would have been approximately $13.8 billion, $396 million and $451 million, respectively, on a pro forma basis during 2001. If we had acquired Avis and Galileo on January 1, 2000, net revenues, income from continuing operations and net income would have been approximately $9.8 billion, $996 million and approximately $1.0 billion, respectively, on a pro forma basis during 2000.

Additionally, during 2002, we adopted the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Accordingly, our results of operations for 2001 and 2000 reflect the amortization of goodwill and indefinite-lived intangible assets, while our results of operations for 2004, 2003 and 2002 do not reflect such amortization. Had we applied the non-amortization provisions of SFAS No. 142 during 2001 and 2000, net income would have been $539 million and $678 million, respectively, on a pro forma basis.

We incurred restructuring and other unusual charges of $378 million and $106 million in 2001 and 2000, respectively. The 2001 charges primarily consisted of (i) $110 million related to strategic initiatives committed to as a result of changes in business and consumer behavior following the September 11, 2001 terrorist attacks, (ii) $95 million related to the funding of an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of our current and future real estate franchisees, (iii) $85 million related to the funding of Trip Network, Inc. and (iv) $41 million related to the rationalization of the Avis fleet. The 2000 charges primarily consisted of (i) $57 million related to various strategic initiatives generally aimed at improving the overall level of organizational efficiency, consolidating and rationalizing existing processes, and reducing cost structures in our underlying businesses, (ii) $21 million related to the funding of an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a common property management system, and (iii) $11 million of executive termination costs.

We incurred acquisition and integration related costs of $21 million, $54 million, $285 million and $112 million in 2004, 2003, 2002 and 2001, respectively. See Note 5 to our Consolidated Financial Statements for a detailed description of the charges recorded in 2004, 2003 and 2002. The 2001 charges primarily related to (i) the outsourcing of Galileo’s global distribution system, desktop support and related services to a third party provider and (ii) the integration of our travel agency business with Galileo’s computerized reservation system.

During 2004, 2003, 2002 and 2001, we incurred $(33) million, $11 million, $103 million and $86 million, respectively, of litigation and related costs (credits) primarily associated with the CUC International, Inc. accounting irregularities discovered in 1998. See Note 10 to our Consolidated Financial Statements for more information regarding the 2004, 2003 and 2002 amounts.

Income (loss) from discontinued operations, net of tax includes the after tax results of Jackson Hewitt Tax Services Inc. for all periods presented and the after tax results of National Car Parks for 2002, 2001 and 2000. The gain (loss) on disposal of discontinued operations, net of tax includes the after tax gain on the sale of Jackson Hewitt Tax Services Inc. in 2004 and the after tax loss on disposal of NCP in 2002. See Note 3 to our Consolidated Financial Statements for detailed information regarding the discontinued operation presentation for Jackson Hewitt and NCP.

As of December 31, 2001, we had accrued a $2.85 billion stockholder litigation settlement liability for our principal securities class action lawsuit relating to the 1998 discovery of accounting irregularities in the former business units of CUC and deposited cash totaling approximately $1.41 billion to a trust established for the benefit of the plaintiffs in this lawsuit. We funded the remaining balance of the liability with cash payments of approximately $1.44 billion during 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Business Section and our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before taxes.

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide consumer and business services primarily in the travel and real estate services industries, which are intended to complement one another and create cross-marketing opportunities both within and among each of our core business units. As of December 31, 2004, our segment structure comprised the following six business segments.

●
Real Estate Franchise and Operations—franchises the real estate brokerage businesses of our four residential and one commercial brands, provides real estate brokerage services and facilitates employee relocations;

●	Mortgage Services—provides home buyers with title and closing services and, as of December 31, 2004, provided home buyers with mortgage lending and appraisal services;
●
Hospitality Services—develops and sells vacation ownership interests, provides consumer financing to individuals purchasing these interests, facilitates the exchange of vacation ownership interests, franchises eight lodging brands and markets vacation rental properties;

●	Travel Distribution Services—provides global distribution services for the travel industry, corporate and consumer online travel services and travel agency services;
●	Vehicle Services—operates and franchises our vehicle rental brands and, as of December 31, 2004, provided commercial fleet management services and fuel card services;
●	Marketing Services (formerly, Financial Services)—provides insurance, membership, loyalty and enhancement products and services to financial institutions and other partners and their customers.

Our management team is committed to building long-term value through operational excellence and we are steadfast in our commitment to deploy our cash to increase stockholder value. To this end, in late 2002, we initiated a corporate debt reduction program with the goal of decreasing our outstanding corporate indebtedness by $2.0 billion. We accomplished this goal in late 2004 and ended the year with approximately $4.3 billion of outstanding corporate indebtedness, a decrease of approximately $2.5 billion since December 31, 2002. During this process, we also eliminated all of our convertible debt securities and greatly simplified our corporate debt structure, which now principally consists of six tranches of straight debt due over the next eleven years and borrowings under our revolving credit facility.

We also committed to an aggressive share repurchase plan and to our first ever regular common stock dividend program. We used approximately $1.4 billion of cash, net of proceeds from option exercises, to repurchase our common stock during 2004 and 2003 and plan to continue this program, within the constraints of our capitalization targets, for the foreseeable future. For each of the first and second quarters of 2004, we paid quarterly cash dividends of 7 cents per share and for the third and fourth quarters, we paid a quarterly cash dividend of 9 cents per share. We also plan to pay a quarterly cash dividend of 9 cents per share on March 15, 2005. While no assurances can be given, we expect to periodically increase our dividend at a rate at least equal to our earnings growth.

In early 2004, we began to execute our plan to simplify our business model by exiting non-core businesses or businesses that produce volatility to our earnings inconsistent with our business model and the remainder of our portfolio. In June 2004, we successfully completed the initial public offering of Jackson Hewitt Tax Service Inc., raising approximately $770 million of cash (including a special dividend of $175 million), and on January 31, 2005, we completed the spin-off of our mortgage, fleet leasing and appraisal businesses in a tax-free distribution of PHH common stock to our shareholders. Additionally, on February 22, 2005, we completed the initial public offering of our Wright Express fuel card subsidiary for approximately $1.0 billion. We received approximately $690 million of proceeds in connection with the offering and a special dividend of approximately $300 million. We also expect to divest our Marketing Services segment no later than third quarter 2005.

The proceeds of these divestitures will be or have already been reinvested to acquire strategic assets in our core travel and real estate verticals and to repurchase additional common stock. We continue to seek similar opportunities to augment our travel and real estate portfolios and further shift the mix of our businesses toward the areas in which we believe our greatest strategic advantages lie, as demonstrated by our recent acquisition of ebookers plc and our pending acquisition of Gullivers Travel Associates (see Note 5 to our Consolidated Financial Statements).

RESULTS OF OPERATIONS—2004 vs. 2003

Our consolidated results from continuing operations are summarized as follows:

	2004	2003	Change
Net revenues	$19,785	$18,015	$1,770
Total expenses	17,231	15,842	1,389

Income before income taxes and minority interest	2,554	2,173	381
Provision for income taxes	728	722	6
Minority interest, net of tax	6	21	(15)

Income from continuing operations (*)	$1,820	$1,430	$390

(*)	Does not include results of Jackson Hewitt, which is presented as a discontinued operation.

Net revenues increased approximately $1.8 billion (10%) in 2004 as compared with 2003 due principally to growth in our core residential real estate and travel businesses, which also contributed to the increase in total expenses to support the increased volume of underlying transactions. In addition, the consolidation of TRL Group on July 1, 2003 contributed to the year-over-year increase in both revenues and expenses, as their results are included in all twelve months of 2004 but only in six months during 2003 (post consolidation on July 1, 2003 and forward). The acquisitions of several strategic businesses, primarily within the real estate and travel verticals in 2004 (which are discussed in greater detail below), also contributed to the increases in revenues and expenses, as their results are included from their respective acquisition dates forward. These increases were partially offset by an expected decline in both revenues generated and expenses incurred by our mortgage business, as expected, due to reduced mortgage refinancing activity experienced industry-wide. Additionally offsetting the above-mentioned increases in expenses was a reduction of $95 million in interest expense during 2004, which principally reflected a decrease in losses incurred in connection with our early extinguishments of debt and an overall reduction in our outstanding debt, as well as $26 million of interest received in connection with a federal tax refund. In addition, we recorded a net credit of $33 million during 2004 in connection with the resolution of certain legal matters relating to the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc., whereas we incurred $11 million of expense during 2003. Such change principally reflects $60 million of previously established liabilities relating to severance and other termination benefits for which we no longer believe we are liable, partially offset by additional costs related to the ongoing investigations into the CUC accounting irregularities. Our overall effective tax rate was 28.5% and 33.2% for 2004 and 2003, respectively. The difference in the effective tax rates is primarily due to a reduction to our tax contingency reserve primarily resulting from audit settlements in 2004 and taxes on the redemption of our mandatorily redeemable preferred interest in 2003. As a result of the above-mentioned items, income from continuing operations increased $390 million (27%).

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

	Revenues				EBITDA
	2004	2003	% Change		2004	2003	% Change
Real Estate Franchise and Operations	$6,246	$5,258	19		$1,069	$892	20
Mortgage Services	1,111	1,483	(25)		183	380	(52)
Hospitality Services	2,882	2,523	14		714	633	13
Travel Distribution Services	1,788	1,659	8		466	459	2
Vehicle Services	6,231	5,851	6		625	442	41
Marketing Services	1,499	1,224	22		341	296	15

Total Reportable Segments	19,757	17,998	10		3,398	3,102
Corporate and Other (a)	28	17	(*	)	(6)	(38)

Total Company	$19,785	$18,015	10		3,392	3,064

Less: Non-program related depreciation and amortization					553	507
Non-program related interest expense, net					251	306
Early extinguishment of debt					18	58
Amortization of pendings and listings					16	20

Income before income taxes and minority interest					$2,554	$2,173

(*)	Not meaningful.
(a)	Includes the results of operations of non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

Real Estate Franchise and Operations

Revenues and EBITDA increased $988 million (19%) and $177 million (20%), respectively, in 2004 compared with 2003, reflecting growth across all of our real estate businesses.

NRT Incorporated, our real estate brokerage subsidiary, made acquisitions of various real estate brokerage businesses during 2004 and 2003 for which the operating results have been included from their acquisition dates forward. NRT’s significant acquisitions, including Sotheby’s International Realty, contributed $223 million and $16 million of incremental revenues and EBITDA, respectively, to the operating results for 2004. Excluding the impact of these significant acquisitions, NRT generated incremental revenues of $669 million in 2004, a 15% increase over 2003. This increase was substantially comprised of higher commission income earned on homesale transactions, which was substantially driven by a 16% increase in the average price of homes sold. NRT has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the real estate market, including northern and southern California. The 16% year-over-year increase in average price was driven by an overall industry-wide increase in the market prices of homes and stronger volume of higher-priced homesales in 2004 compared with 2003. We expect the upward trend in the market values of homesale prices that we have benefited from in previous quarters to moderate in future quarters. Commission expenses paid to real estate agents increased $471 million as a result of the incremental revenues earned on homesale transactions as well as a higher average commission rate paid to real estate agents in 2004 due to variances in the geographic mix of homesales and the progressive nature of agent commission schedules.

Our real estate franchise business generated $499 million of royalties and marketing fund revenues during 2004 as compared with $429 million during 2003, an increase of $70 million (16%). Such growth was primarily driven by a 13% increase in the average price of homes sold and an 8% increase in the number of homesale transactions, partially offset by an increase in volume incentives paid to our largest independent brokers. Royalty increases in our real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within the franchise operations. In addition to royalties received from our third-party franchise affiliates, NRT, our wholly-owned real estate brokerage firm, continues to pay royalties to our real estate franchise business. However, these intercompany royalties, which approximated $341 million and $288 million for 2004 and 2003, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA. The real estate franchise business has affiliate offices that are more widely dispersed across the United States and are not as concentrated in certain geographic areas as our NRT brokerage operations. Accordingly, operating results and homesale statistics driving operations may differ between NRT and the real estate franchise business based upon geographic presence and the corresponding homesale activity in each geographic region. Our strategy for continued growth in this business includes the international expansion and aggressive marketing of our Sotheby’s International Realty brand.

Revenues from our relocation services business increased $30 million (7%) principally resulting from higher referral fees, which were driven by an increased volume of relocation referrals and a higher average fee per referral as home values have increased year-over-year.

Marketing, operating and administrative expenses (apart from the NRT acquisitions and real estate agent commission expenses, both of which are discussed separately above) increased approximately $135 million, principally reflecting an increase in variable expenses associated with higher NRT homesale revenue and growth in our relocation services business, as discussed above.

Mortgage Services

Revenues and EBITDA decreased $372 million (25%) and $197 million (52%), respectively, in 2004 compared with 2003 primarily due to the expected decline in refinancing activity experienced industry wide, partially offset by increased revenues from mortgage servicing activities. Mortgage refinancing closings were approximately $30.8 billion (63%) lower in 2004 than in 2003. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates and typically increases when interest rates fall and decreases when interest rates rise. The year ended December 31, 2003 was marked by historically high refinancing activity, which decreased the propensity for borrowers to refinance during 2004. This factor along with increased competitive pricing pressures due to lower industry volumes caused revenue from mortgage loan production to decrease. Typically, as refinancing activity declines, borrower prepayments also decline, which generally results in an increase in the value of the mortgage servicing rights (“MSR”) asset, all other factors being equal.

Our production revenue in any given year is driven by a mix of mortgage loans closed and mortgage loans sold. The following chart presents our production revenues from originated mortgage loans held for sale (which are generated at the time of sale) and fee-based mortgage originations where we perform outsourced mortgage origination functions for a fee (which are generated at the time of closing):

	2004	2003	Change	% Change
Loan closings and loan sales ($ in billions):
Loans closed to be securitized	$34.4	$60.3	$(25.9)	(43)
Fee-based loan closings	18.1	23.4	(5.3)	(23)

Total closings	$52.5	$83.7	$(31.2)	(37)

Loan sales	$32.5	$58.1	$(25.6)	(44)

Production revenue ($ in millions):
Production revenue from loan sales	$323	$958	$(635)	(66)
Fee-based production revenue	273	354	(81)	(23)

Total production revenue	$596	$1,312	$(716)	(55)

Partially offsetting the decrease in production revenue was an increase of $391 million in net revenues generated from servicing mortgage loans. This increase reflects (i) a $320 million net reduction in amortization expense and provision for impairment related to our MSR asset, net of derivative results, which is primarily attributable to lower prepayment rates experienced in 2004 compared with 2003 driven by the decrease in refinancing activity in

2004, (ii) a $47 million (11%) increase in gross recurring servicing fees (fees received for servicing existing loans in the portfolio) driven by a 12% increase in the average servicing portfolio, which rose to approximately $137.9 billion in 2004 and (iii) a $24 million increase in other servicing revenue.

Revenues within our appraisal business declined $37 million (29%) in 2004 compared with 2003 due to lower volumes, consistent with the expected decline in mortgage refinancing volume. Revenues within our other settlement services business declined $10 million (3%), which principally reflects a $17 million decline due to lower volumes also consistent with the expected decline in mortgage refinancing volume, partially offset by a $7 million gain recorded on the sale of certain non-core assets in first quarter 2004.

Operating expenses within this segment declined approximately $175 million in 2004 primarily due to the decline in refinancing activity discussed above.

As previously discussed, we completed the spin-off of our mortgage, fleet leasing and appraisal operations on January 31, 2005 in a tax-free distribution of one share of PHH common stock per every twenty shares of Cendant common stock held on January 19, 2005. We have entered into a mortgage origination venture with PHH to continue to participate in the earnings generated from originating mortgages for customers of our real estate brokerage and relocation businesses. PHH will manage this venture, which is expected to commence operations in mid-2005. We expect to record a non-cash impairment charge in first quarter 2005 to reflect any difference between the carrying values and market values of these businesses. We currently anticipate that such non-cash charge will be in the range of $535 million to $590 million. Approximately one-third of this charge will be allocated to continuing operations and approximately two-thirds to discontinued operations, reflecting the relative values of the mortgage and fleet businesses, respectively, and the fact that the mortgage business will not be presented as discontinued operations. We do not anticipate recording a tax benefit associated with this charge.

Hospitality Services

Revenues and EBITDA increased $359 million (14%) and $81 million (13%), respectively, in 2004 compared with 2003.

Net sales of vacation ownership interests (“VOIs”) in our timeshare resorts increased $91 million in 2004, an 8% increase over 2003 despite the hurricanes that hit North America and the Caribbean during the third quarter of 2004, which negatively impacted VOI sales in our southeastern properties in the second half of 2004. The net increase in VOI sales in our timeshare resorts was primarily driven by an 11% increase in the average price per VOI sales transaction as well as a $46 million increase in upgrade sales at our Trendwest resort properties, partially offset by a 7% reduction in tour flow and a $24 million reduction in the recognition of VOI deferred revenues related to resort properties under construction. Revenues and certain related costs recognized on VOI sales at resort properties under construction are done so using the percentage of completion method of accounting and accordingly, are deferred and recognized in future periods as the resort properties are completed. The number of tours in 2004 was negatively impacted by Do Not Call legislation, which became effective in October 2003 and reduced telemarketers’ ability to call consumers at home unless a preexisting relationship existed. We continue to take actions to mitigate the unfavorable impact on tour flow from the legislation by introducing new sales initiatives designed to improve sales efficiencies. During 2004, we sold certain of our timeshare resort properties and recognized gains on sale of $7 million. Additionally, incremental resort management fees of $11 million were generated through increased rental revenues on unoccupied units as well as growth in the number of units under management during 2004. Revenue also increased $15 million, while EBITDA declined $17 million in 2004, primarily as a result of consolidating our largest timeshare receivable securitization structures during third quarter 2003 and year-over-year growth in our contract receivables portfolio. The consolidation of the securitization structures resulted in the recognition of interest revenues on contract receivables and interest expense incurred on the debt funding of such contracts instead of applying gain on sale accounting to such securitizations, prior to consolidation. Accordingly, as a result of the consolidation, as well as the year-over-year growth in the contract receivables portfolio, interest revenue generated in 2004 exceeded the interest revenue recognized and the gain on sale accounting applied to securitizations in 2003. EBITDA, however, was negatively impacted by the absence of gain on sale accounting in 2004, partially offset by the net interest income recognized in 2004 in connection with the consolidation and subsequent growth of the contract receivable portfolio.

Exchange and subscription fee revenues within our timeshare exchange business increased $24 million (6%) during 2004 despite the hurricanes that hit North America and the Caribbean during the third quarter of 2004, the effects of which were felt throughout the remainder of the year. Such growth was primarily driven by (i) a 4% increase in the average number of worldwide subscribers, (ii) a 5% increase in the average subscription price per member and (iii) a 6% increase in the average exchange fee, partially offset by a 2% reduction in exchange transaction volume. Timeshare points and rental transaction revenue (rentals of unused timeshare inventory) grew $24 million (28%) driven principally by an 18% increase in points and rental transaction volume and a 14% increase in the average price per rental transaction. Revenue trends reflect the expected shift in the RCI timeshare membership base toward a greater mix of points members from traditional one-week timeshare members. Points transactions are those executed by points members for other than a standard, one-week stay at an RCI timeshare property. Rental transactions are rentals of unused timeshare inventory to RCI members and non-members. In addition, our timeshare exchange business generated incremental revenue of $9 million due to an increase in travel-related services provided to customers of our international membership business.

Royalties and marketing and reservation fund revenues within our lodging franchise operations increased $14 million (4%) in 2004 primarily due to a 5% increase in revenue per available room and a 4 basis point increase in the net effective royalty rate, partially offset by a 4% reduction in room count. These changes reflect quality control initiatives implemented in 2003 whereby we terminated from our franchise system certain properties that were not meeting required standards and tightened requirements for properties not meeting their financial obligations to us. We continue to focus on quality and required standards, however we expect property terminations to moderate in 2005. Additionally, in fourth quarter 2003 we launched TripRewards, a loyalty program that enables customers to earn rewards when staying at Cendant’s lodging brand hotels or when purchasing services or products from program partners. The TripRewards program enables us to earn fees on revenues generated by our franchisees from TripRewards members. The program contributed $18 million of incremental revenue during 2004, which was substantially utilized for marketing expenditures to promote our lodging brands, to fund the cost of rewards earned by customers and to administrate the program.

In May 2004, we completed the acquisition of Landal GreenParks, a Dutch vacation rental company specializing in the rental of privately-owned vacation homes located on European holiday parks. During 2004, Landal contributed $113 million to revenues and $22 million to EBITDA. In October 2004, we completed the acquisition of Canvas Holidays Limited, a tour operator based in Scotland, providing camping holidays located on 100 campsites throughout Europe (principally in France) to British and Northern European consumers. During 2004, Canvas Holidays contributed $6 million to revenues and $1 million to EBITDA. See Note 5 to our Consolidated Financial Statements for more detail regarding these acquisitions. Apart from the Landal and Canvas Holidays acquisitions, revenues at our European vacation rental companies increased $15 million in 2004 substantially due to a favorable impact on revenues from foreign currency exchange rate fluctuations, which were substantially offset in EBITDA by the unfavorable impact of exchange rate movements on expenses.

Operating, marketing and administrative expenses within the Hospitality segment, excluding expenses generated by Landal and Canvas Holidays and other expense variances discussed separately above, increased approximately $135 million in 2004 principally reflecting higher variable costs incurred to support increased revenues and increased costs associated with prior period acquisitions in our vacation rental business, partially offset by favorable cost of sales and commissions as a percentage of related VOI revenues in our timeshare business and favorable bad debt expense period-over-period related to the settlement of a lodging franchisee receivable during 2004 that had been previously reserved for during 2003.

Travel Distribution Services

Revenues and EBITDA increased $129 million (8%) and $7 million (2%), respectively, in 2004 compared with 2003, which includes the operating results of Orbitz, which was acquired in November 2004. The operating results of Orbitz were included from the acquisition date forward and contributed revenues of $37 million and an EBITDA loss of $5 million to 2004 results. The EBITDA loss incurred by Orbitz is partly reflective of integration costs incurred to combine the technology platforms and operations of our Orbitz, CheapTickets and Travelport businesses to form one common platform and expand our travel distribution capabilities. We intend to maintain and promote the Orbitz, CheapTickets, and Travelport businesses as differentiated travel brands in the leisure and corporate travel sectors, while integrating the technology and infrastructure of each, which we believe will provide a significant opportunity to increase profitability. We expect to start producing cost saving synergies as a result of such integration activities in 2005 with the most significant savings to be recognized beginning in the second half of 2005. In addition, five other subsidiaries specializing in online travel and travel packaging and consolidation, which were acquired in 2003 and 2004, impacted the year-over-year comparison as their operating results were included from their acquisition dates forward. Such acquisitions collectively contributed incremental revenue and EBITDA of $70 million and $10 million, respectively, to the 2004 results.

Based on the aforementioned acquisition of Orbitz combined with our existing travel businesses and also factoring in (i) the February 2005 acquisition of ebookers, an online European travel service provider, and (ii) the pending acquisition of Gullivers Travel Associates, a wholesaler of hotels, destination services, travel packages and group tours and online provider of lodging and destination services, expected to close in April, 2005, we believe that we have strengthened our position as a global travel intermediary. Our strategic focus has been to further penetrate corporate and consumer online channels which we are accomplishing through strategic acquisitions and shifting some of our existing offline travel agency bookings to the on-line channel. We have expanded our operations within the travel industry such that in addition to our role as an “order taker”, or transaction processor, primarily serving offline travel agencies via their use of the Company’s electronic global distribution system (“GDS”) services, we have also assumed a role as an “order maker”, or transaction generator, which is based on direct customer relationships.

Galileo, our subsidiary that provides GDS services to the travel industry, generated $32 million of incremental worldwide air booking fees in 2004 as international air booking fees increased $58 million (7%), while domestic air booking fees decreased $26 million (7%). The increase in international air booking fees was driven by a 7% increase in the effective yield on such bookings and a 1% increase in booking volumes, which rose to 164.8 million segments for 2004. The yield increase partially resulted from a greater number of premium booking transactions that allow customers additional itinerary options. International booking volume in 2004 was suppressed by reduced travel in Europe during the second half of 2004, which was due in part to labor uncertainties surrounding an air carrier in Italy with whom our Galileo subsidiary conducts business, which was resolved in late 2004. International air bookings represented approximately two thirds of our total air bookings during 2004 and 2003.

The reduction in domestic air booking fees was driven by a 10% decline in the effective yield partially offset by a 3% increase in booking volumes, which reached 84.0 million segments in 2004. The effective yield decline and increase in volume on domestic air bookings is consistent with our pricing program with major U.S. carriers in order to gain access to all public fares made available by the participating airlines. Additionally, revenues and EBITDA include a $5 million reduction in subscriber fees resulting from fewer travel agencies leasing computer equipment from us during 2004 compared with 2003 and a $9 million decrease in information services revenue, which are primarily sales of competitive airline fare information.

Commensurate with our strategic focus to further penetrate online channels in the travel industry, including shifting some of our offline travel agency bookings to the online channel, online net revenues grew $38 million (100%) organically (excluding the impact of acquisitions) in 2004 compared with 2003 driven by a 26% increase in online gross bookings substantially within our CheapTickets.com website while our offline travel agency net revenues decreased $31 million. The growth in online gross bookings was attributable to improved site functionality leading to increased conversion, enhanced content, which included additional hotel offerings in the online market, and more visitors resulting from increased marketing efforts.

Excluding the impact of the aforementioned acquisitions, expenses within this segment increased approximately $20 million in 2004. Expense increases year-over-year included (i) $21 million of higher commission expenses, primarily due to a greater number and mix of bookings during 2004 in countries with higher commission rates, (ii) $18 million of increased market incentive costs, used in promoting our services to travel agencies, (iii) $11 million of expense related to airline fare guarantees and (iv) $9 million of increased bad debt expense, the majority of which was related to receivables from airlines in bankruptcy. This was partially offset by cost savings from expense reductions, including network communication and maintenance and installation expense savings due, in part, to reduced subscriber volume. In addition, there was a net reduction in salary and benefit-related expenses in 2004 due in part, to the favorable impact in 2004 from benefit-plan amendments that occurred in 2003 and cost benefits realized in 2004 from shifting our offline travel agency operations to online channels, which included the closure of certain call centers.

Vehicle Services

Revenue and EBITDA increased $380 million (6%) and $183 million (41%), respectively, in 2004 compared with 2003.

Revenue generated by our Cendant Car Rental Group (comprised of Avis car rental and Budget car and truck rental operations) increased $84 million (2%).

Avis car rental revenues increased $80 million (3%) in 2004 which was comprised of a $55 million (2%) increase in car rental time and mileage (“T&M”) revenue and a $25 million (9%) increase in ancillary revenues. The revenue change is inclusive of favorable foreign currency exchange rate fluctuations internationally which positively impacted revenue by $34 million, but was principally offset in EBITDA by the effect of such exchange rate movements on expenses. The increase in T&M revenues was principally driven by a 3% increase in the number of days an Avis vehicle was rented. The increase in ancillary revenues was due in part to higher gasoline revenues, which resulted from increased gas prices in 2004 compared with 2003. The impact of the increase in gasoline prices on revenues was more than offset in EBITDA by a lower profit margin on gas in 2004 compared with 2003.

Budget car rental revenues declined $2 million in 2004, which was comprised of a $7 million (1%) increase in car rental T&M revenue and a $9 million (5%) reduction in other ancillary revenues. The increase in T&M revenue was driven by a 6% increase in car rental days, which was partially offset by a 5% reduction in T&M revenue per day. This reflects, in part, the resulting impact of our strategic decision to reposition the Budget car rental brand by reducing the cost structure and pricing to be more competitive with other leisure-focused car rental brands. We have also made efforts to enhance the profitability of the Budget brand by reducing higher-risk rentals to drivers under 25 years of age and enhanced verification of drivers’ licenses. The decline in ancillary revenues was principally comprised of lower surcharge fees from youthful renters and reductions in revenues generated from counter sales of insurance, which were substantially offset in EBITDA by a corresponding reduction in incentives paid to counter representatives.

Pricing at both our Avis and Budget car rental brands during 2004 was negatively impacted by competitive conditions in the car rental industry as a result of higher industry-wide fleet levels, which we believe was caused by enhanced incentives offered by car manufacturers. However, such manufacturer incentives also resulted in lower fleet costs, which significantly offset the EBITDA impact of lower pricing. The revenue changes for Budget are inclusive of favorable foreign currency exchange rates aggregating $10 million, which was principally offset in EBITDA by the opposite impact of foreign currency exchange rates on expenses.

Budget truck rental revenues increased $6 million (1%) in 2004 comprised of a $10 million (2%) increase in T&M revenue and a $4 million (6%) reduction in other ancillary revenues. The additional Budget truck rental T&M revenue reflects a 5% reduction in rental days offset by a 7% increase in T&M per day. During 2004, we reduced the average Budget truck fleet by 9% compared with the average fleet size in 2003, which reflects our efforts to focus on higher utilization of newer and more efficient trucks.

Wright Express, our fuel card subsidiary, recognized incremental revenues of $32 million (20%) in 2004 compared with 2003. This growth was driven by a combination of new customers, increased usage of the fuel card product and higher fuel prices. As previously discussed, we completed the initial public offering of Wright Express on February 22, 2005.

In February 2004, we completed the acquisition of First Fleet Corporation, a national provider of fleet management services to companies that maintain private truck fleets. The operating results of First Fleet were included from the acquisition date forward and contributed revenues and EBITDA of $212 million and $9 million, respectively, to 2004 results. Apart from this acquisition, revenue from our fleet leasing operations increased $52 million primarily due to an increase in vehicle depreciation expense, which is billed to clients and therefore has no impact on EBITDA. In addition, revenue and EBITDA were favorably impacted by $5 million as a result of additional fees and commissions earned on vehicle maintenance service contracts. As previously discussed, we completed the spin-off of our mortgage, fleet leasing and appraisal operations on January 31, 2005 in a tax-free distribution of PHH common stock and expect to record a non-cash impairment charge ranging between $535 million and $590 million in first quarter 2005 to reflect any difference between the carrying values and market values of these businesses.

Excluding the acquisition of First Fleet, total expenses within this segment decreased approximately $6 million on a revenue increase of $168 million. The favorable profit margin primarily resulted from continued operating efficiencies realized in connection with the successful integration of Budget, increased internet reservation activity resulting in reduced call volume and associated costs and commissions and favorable insurance costs as a result of the reduction in higher-risk Budget car rentals, as discussed above.

Marketing Services

Revenues and EBITDA increased $275 million (22%) and $45 million (15%), respectively, in 2004 compared with 2003. Effective July 1, 2003, we consolidated TRL Group pursuant to the provisions of FIN 46. Therefore, in 2004, revenues and EBITDA for 2004 reflect the results of TRL Group for twelve months, whereas revenues and EBITDA for 2003 reflect the results of TRL Group for six months. In 2004, TRL Group (after eliminations of intercompany revenues and expenses) contributed incremental revenues and EBITDA of $240 million and $82 million, respectively, for the period January 1, 2004 through June 30, 2004. Apart from the consolidation of TRL Group, revenues for the Marketing Services segment increased $35 million while EBITDA decreased $37 million in 2004 compared with 2003.

Revenue generated by our individual membership business decreased $53 million primarily due to the expected decline in the membership base retained by us in connection with the original outsourcing of our individual membership business (members acquired prior to July 2001) to TRL Group in July 2001 and the decline in the TRL Group membership base (members acquired from marketing campaigns between July 2001 and January 2004) as a result of the January 2004 amendment to our contractual relationship with TRL Group, Inc. (see Note 22 to our Consolidated Financial Statements for a more detailed discussion regarding this transaction). The declines in both run-off membership bases resulted in a year-over-year revenue reduction of $121 million. This reduction was partially offset by $68 million of new membership revenue as a result of our marketing to attract new members subsequent to the January 2004 amendment whereby we began marketing to new members under the Trilegiant tradename.

As a result of the January 2004 amendment, our membership base will continue to grow as we realize the benefits from our marketing efforts to solicit new members, while TRL Group’s membership base will continue to shrink as they no longer have the ability to solicit new members. The revenue generated from our increasing membership base generally is not recognized until after the member trial period has expired and then is recognized ratably over the life of the membership. As a result, during 2004, we recognized $166 million of EBITDA losses resulting from marketing expenses incurred to solicit new members beginning in January 2004 for which we expect to realize revenues in future periods. Further, we experienced an unfavorable impact on EBITDA of $26 million resulting from reduced revenues for the membership base retained by us in connection with the original outsourcing of our individual membership business to TRL Group in July 2001 that was partially mitigated by a net reduction in expenses from servicing fewer members. In addition, as a result of no longer incurring marketing expenses to solicit new members as of January  30, 2004, TRL Group EBITDA increased $108 million during the second half of 2004 as compared to the same period in 2003.

Revenues in our insurance and loyalty operations include $21 million of favorable foreign currency exchange movements, which benefited EBITDA $10 million, after including the unfavorable impact of foreign currency exchange rates on expenses. EBITDA in our insurance and loyalty operations was negatively impacted by $25 million related to a verdict rendered in connection with a contractual dispute with a third party insurance partner. EBITDA in 2004 also includes $20 million of additional amortization of deferred costs in 2004. EBITDA benefited $9 million in 2004 from cost reductions and restructuring activities undertaken by our international operations in 2003.

Revenue and EBITDA also benefited by $42 million of gains recognized in connection with the termination of two contractual relationships with third party marketing partners. In third quarter 2004, we received $34 million in connection with the early termination of a contractual relationship with a third party marketing partner that was originally expected to extend beyond 2005. TRL Group had provided services for this marketing partner in 2002 in exchange for royalties related to the success of the marketing program. TRL Group and the marketing partner disputed certain aspects of the marketing agreement and a settlement was reached in September 2004 that provided for early termination of the agreement. However, the favorable impact of the early termination was partially offset by the absence of royalties generated under this contractual relationship of $8 million in the fourth quarter of 2004 as compared to the same period in 2003. We also recognized $16 million in 2004 in connection with the early termination of a contractual relationship with a third party marketing partner whereby we marketed card protection services to the marketing partner’s customers and paid commissions to the marketing partner based on the membership fees that we collected.

Revenue and EBITDA for 2004 also includes a $25 million gain on the sale of commission rights related to our long term care insurance business. In June 2003, we discontinued the marketing and sale of long term preferred care insurance policies; however, we continued to derive commission revenues pursuant to agreements with the insurance carriers that issued the policies we previously sold. In fourth quarter 2004, we recognized a $25 million gain in connection with the sale of the majority of the commission rights associated with the policies we sold prior to June 2003.

Corporate and Other

Revenues increased $11 million and the EBITDA loss decreased from $38 million in 2003 to $6 million in 2004.

Revenues and EBITDA were favorably impacted in 2004 by $37 million of additional realized gains on the sale of Homestore stock, partially offset by a $30 million gain recognized in 2003 on the sale of our equity investment in Entertainment Publications, Inc. Revenue and EBITDA also reflect $21 million and $13 million, respectively, of incremental earnings on a credit card marketing program under which we earn fees based on a percentage of credit card spending. Partially offsetting this revenue increase is $15 million of incremental intersegment revenue eliminations in 2004 due to increased intercompany business activities.

EBITDA was also favorably impacted year-over-year by (i) a $44 million reduction in securities-related litigation charges in 2004 compared with 2003 principally resulting from a credit of $60 million in 2004 relating to previously established liabilities for severance and other termination benefits for which we no longer believe we are liable, partially offset by ongoing investigation costs relating to the discovery in 1998 of accounting irregularities in former CUC businesses and (ii) a credit of $12 million in 2004 relating to the termination of a lease on more favorable terms than originally estimated. These favorable EBITDA variances were partially offset by a $35 million increase in incentive-based compensation expenses.

RESULTS OF OPERATIONS—2003 vs. 2002

Our consolidated results from continuing operations are summarized as follows:

	2003	2002	Change
Net revenues	$18,015	$14,025	$3,990
Total expenses	15,842	12,478	3,364

Income before income taxes and minority interest	2,173	1,547	626
Provision for income taxes	722	516	206
Minority interest, net of tax	21	22	(1)

Income from continuing operations (*)	$1,430	$1,009	$421

(*)	Does not include results of Jackson Hewitt, which is presented as a discontinued operation.

Net revenues and total expenses increased approximately $4.0 billion (28%) and approximately $3.4 billion (27%), respectively, during 2003 principally due to the acquisitions of the following businesses, which contributed revenues and expenses (including depreciation and amortization expense) for the period January 1, 2003 through the anniversary date of the acquisition (the “Pre-Anniversary” period) as follows:

		Pre-Anniversary Net	Pre-Anniversary
Acquired Business	Date of Acquisition	Revenues	Total Expenses
NRT Incorporated (a)	April 2002	$1,023	$1,072
Trendwest Resorts, Inc. (b)	April 2002	169	150
Net assets of Budget Group, Inc (c)	November 2002	1,585	1,610

Total Contributions		$2,777	$2,832

(a)
Represents NRT (including the settlement services business of NRT) and NRT’s significant brokerage acquisitions subsequent to our ownership. Principally reflects the results of operations from January 1 through April 16, 2003 (the corresponding period during which these businesses were not included during 2002).

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

In addition to the contributions made by the aforementioned acquired businesses, revenues and expenses also increased during 2003 from (i) organic growth in our real estate services businesses, especially our real estate brokerage and mortgage businesses (even after adjusting for the $275 million non-cash provision for impairment of our mortgage servicing rights asset, which we recorded in 2002 and discuss in greater detail below under “Mortgage Services”) and (ii) the consolidation of TRL Group, which contributed incremental revenues and expenses (after elimination entries) of $200 million and $205 million, respectively. The growth in our mortgage and real estate brokerage businesses also contributed to the increase in total expenses, as we incurred additional expenses to support the continued high level of mortgage loan production, related servicing activities and home sale transactions. The increases in total expenses were partially offset by a reduction of $231 million in acquisition and integration related costs primarily due to the amortization in 2002 of the pendings and listings intangible asset acquired as part of the acquisition of NRT, which was amortized over the closing period of the underlying contracts (approximately five months). In addition, total expenses benefited by a $92 million reduction in litigation and related charges. Our overall effective tax rate decreased to 33.2% for 2003 from 33.4% for 2002 primarily due to the utilization of capital loss carryforwards and lower taxes on foreign earnings, partially offset by an increase in state taxes, taxes on the redemption of our $375 million mandatorily redeemable preferred interest and other non-deductible items. As a result of the above-mentioned items, income from continuing operations increased $421 million (42%).

Discussed below are the results of operations for each of our reportable segments. Our presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues				EBITDA
	2003	2002	% Change		2003	2002	% Change
Real Estate Franchise and Operations	$5,258	$3,950	33		$892	$802	11
Mortgage Services	1,483	750	98		380	30	(*)
Hospitality Services	2,523	2,180	16		633	625	1
Travel Distribution Services	1,659	1,695	(2)		459	526	(13)
Vehicle Services	5,851	4,274	37		442	408	8
Marketing Services	1,224	1,163	5		296	371	(20)

Total Reportable Segments	17,998	14,012	28		3,102	2,762
Corporate and Other (a)	17	13		(*)	(38)	(200)

Total Company	$18,015	$14,025	28		3,064	2,562

Less: Non-program related depreciation and amortization					507	455
Non-program related interest expense, net					306	262
Early extinguishment of debt					58	42
Amortization of pendings and listings					20	256

Income before income taxes and minority interest					$2,173	$1,547

(*)	Not meaningful.
(a)	Includes the results of operations of non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

Real Estate Franchise and Operations

Revenues and EBITDA increased approximately $1.3 billion (33%) and $90 million (11%), respectively, in 2003 compared with 2002, reflecting growth across all of our real estate businesses.

We acquired NRT (inclusive of its settlement services business, which is now included in our settlement services business within the Mortgage Services segment) on April 17, 2002 and, in addition, NRT acquired real estate brokerage businesses subsequent to our ownership. The operating results of NRT and its significant acquisitions were included from their acquisition dates forward and, therefore, contributed approximately $1.0 billion of revenues and an EBITDA decline of $26 million during the Pre-Anniversary period in 2003 (does not include the operating results of NRT’s settlement services business, which is reported within the Mortgage Services segment). The EBITDA decline is reflective of the seasonality of the real estate brokerage business, whereby the operating results are typically weakest in the early part of the calendar year and strengthen in the second and third quarters.

Excluding the impact of NRT’s brokerage acquisitions, NRT generated incremental net revenues of $298 million, a 10% increase in the comparable post-acquisition periods in 2003 versus 2002. The increase in NRT’s revenues was substantially comprised of incremental commission income on home sale transactions, primarily due to a 10% increase in the average price of homes sold. Real estate agent commission expenses also increased $180 million as a result of the incremental revenues earned on home sale transactions.

Our real estate franchise business generated $429 million of royalty and marketing fund revenues during 2003 as compared with $443 million in 2002. The 2002 amount includes $66 million of revenues received from NRT, our wholly-owned real estate brokerage firm, prior to our acquisition on April 17, 2002, at which time NRT was our largest franchisee. Excluding the impact of the acquisition, royalty and marketing fund revenues increased $52 million (14%), which was principally driven by a 7% increase in volume of home sale transactions and a 9% increase in the average price of homes sold. NRT continues to pay royalties to our real estate franchise business. However, these intercompany royalties for the period April 17, 2002 through December 31, 2002 and for the entire fiscal year ended December 31, 2003, which approximated $201 million and $288 million, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA.

Revenue within this segment also benefited by a change during 2003 in the presentation of a revenue stream generated by our relocation business to conform to the presentation used by similar larger-scale businesses within our Mortgage Services segment. Such change resulted in an increase of $17 million in revenues. There was no impact to EBITDA from this change in presentation.

Prior to our acquisition of NRT in 2002, NRT paid our real estate franchise business $9 million in real estate referral fees and a $16 million termination fee related to a franchise agreement under which NRT operated brokerage offices under our ERA real estate brand. We also had a preferred stock investment in NRT that generated dividend income of $10 million in 2002 before we acquired NRT.

Excluding the impact from our acquisition of NRT, NRT’s significant acquisitions and NRT’s real estate agent commission expenses (discussed above), operating and administrative expenses within this segment increased approximately $37 million compared to 2002 primarily due to increased home sale transactions.

Mortgage Services

Revenues and EBITDA increased $733 million (98%) and $350 million, respectively, in 2003 compared with 2002 principally due to a significant increase in mortgage loan production, which was partially offset by an increase in amortization of the MSR asset as comparatively lower interest rates during 2003 resulted in record levels of mortgage refinancing activity.

Revenues from mortgage loan production increased $433 million (49%) in 2003 compared with the prior year and were derived from growth in our fee-based mortgage origination operations and a 56% increase in the volume of loans that we sold. We sold approximately $59.5 billion of mortgage loans in 2003 compared with approximately $38.1 billion in 2002, generating incremental production revenues of $330 million. In addition, production revenues generated from our fee-based mortgage origination activity increased $103 million (41%) as compared with 2002. Total mortgage loans closed increased approximately $24.4 billion (41%) to approximately $83.7 billion in 2003, comprised of a $21.9 billion (57%) increase in closed loans to be securitized and a $2.5 billion (12%) increase in closed loans that were fee-based. Refinancings increased approximately $18.1 billion (59%) to approximately $48.7 billion and purchase mortgage closings grew approximately $6.3 billion (22%) to approximately $35.0 billion.

Net revenues from servicing mortgage loans increased $112 million primarily due to the absence in 2003 of a $275 million non-cash provision for impairment of our MSR asset recorded in 2002. Declines in interest rates at such time resulted in increases to our current and estimated future loan prepayment rates and a corresponding provision for impairment against the value of our MSR asset. Apart from this impairment charge, net servicing revenues declined $163 million primarily due to a period-over-period increase in MSR amortization and provision for impairment (recorded net within revenues) of $246 million, partially offset by $48 million of incremental gains from hedging and other derivative activities. The increase in MSR amortization and provision for impairment is a result of the high levels of refinancings and related mortgage loan prepayments that occurred in 2003 due to low mortgage interest rates during 2003. The incremental gains from hedging and other derivative activities resulted from our strategies to protect earnings in the event that there was a decline in the value of our MSR asset, which can be caused by, among other factors, reductions in interest rates, as such reductions tend to increase borrower prepayment activity. In addition, recurring servicing fees increased $33 million (8%) driven by a 16% period-over-period increase in the average servicing portfolio, which rose to $122.9 billion in 2003.

Interest rates had risen from their lows in the earlier part of 2003 and, as a result, in fourth quarter 2003 mortgage refinancing volume and resulting net production revenues comparatively declined. This decline in mortgage production revenues had been partially offset by an increase in revenues from mortgage servicing activities. Historically, mortgage production and mortgage servicing operations have been counter-cyclical in nature and represented a naturally offsetting relationship. Additionally, to supplement this relationship, we have maintained a comprehensive, non-speculative mortgage risk management program to further mitigate the impact of fluctuations in interest rates on our operating results.

Revenues also benefited from our acquisition of NRT’s settlement services business on April 17, 2002. The operating results of NRT’s settlement services business were included from the acquisition date forward and, therefore, contributed $66 million of revenues and $5 million of EBITDA during the Pre-Anniversary period. Additionally, during 2003, we merged our pre-existing settlement services businesses with and into the larger-scale settlement services business of NRT (both of which are included in this segment). Upon combining such businesses, we changed certain accounting presentations used by our pre-existing businesses to conform to the presentations used by NRT. Such change resulted in an increase of $53 million in revenues. Excluding the acquisition of NRT’s settlement services business and this change in presentation, our settlement services business generated incremental revenues of $65 million compared with 2002. Title, appraisal and other closing fees all increased due to higher volumes, consistent with the growth in the mortgage origination markets through the first nine months of 2003, as well as cross-selling initiatives.

Operating and administrative expenses within this segment increased approximately $261 million compared to 2002 primarily due to the direct costs incurred in connection with increased mortgage loan production and related servicing activities.

Hospitality Services

Revenues and EBITDA increased $343 million (16%) and $8 million (1%), respectively, in 2003 compared with 2002. We completed the acquisitions of Trendwest, a leading vacation ownership company, in June 2002 (90% was acquired in April 2002); Equivest Finance, Inc. in February 2002; and several European vacation rental companies during 2002. The operating results of the acquired companies were included from the acquisition dates forward and therefore were incremental for the portions of 2003 that were pre-acquisition periods in 2002. Accordingly, Trendwest, Equivest, and the acquired vacation rental companies contributed incremental revenues of $169 million, $8 million and $53 million, respectively, and EBITDA of $23 million, $2 million and $15 million, respectively, in 2003 compared with 2002. In February 2003, we acquired the common interests of FFD Development Company, LLC (“FFD”), the primary developer of timeshare inventory for our Fairfield Resorts subsidiary. The operating results of FFD were included from the acquisition date forward and were not significant to our segment results subsequent to our acquisition. Prior to our acquisition, we owned a preferred stock investment in FFD, which accrued a dividend, and we also received additional fees from FFD for providing various support services. Accordingly, prior to our acquisition, FFD contributed revenues and EBITDA of $16 million and $4 million, respectively, to 2002 results.

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

Despite a challenging travel environment, revenues from sales of VOIs in our timeshare sales and marketing business increased $103 million in 2003, an 11% increase over 2002. This increase was driven primarily by a 4% increase in tour flow and a 3% increase in the average revenue generated per tour at our timeshare resort sites. The growth in our timeshare sales and marketing businesses positively impacted the segment results and also contributed to a lower year-over-year segment EBITDA margin, as this business typically operates with lower margins than our lodging franchise and timeshare exchange businesses, which have greater operating leverage. Net interest income generated from the financing extended to VOI buyers decreased $8 million as the effects of growth in the loan portfolio were more than offset by the impact of consolidating our principal timeshare securitization structure in September 2003 and, at such time, no longer recording gains on the sale of receivables to such entity (see Note 17 to our Consolidated Financial Statements). Timeshare subscription and exchange fee revenues within our timeshare exchange business increased $36 million (8%), primarily due to a 13% increase in the average fee per exchange, which was partially offset by a 3% reduction in the volume of exchange transactions. The increase in the average exchange fee includes a favorable yield on increased rentals of excess RCI vacation interval inventory to RCI members in 2003 compared with 2002.

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

Galileo worldwide air booking fees decreased $71 million (6%) primarily due to a 10% decline in international GDS booking volumes, partially offset by domestic GDS booking volumes, which stabilized in 2003 compared with 2002. Galileo acquired certain European national distribution companies (“NDCs”) during 2002. NDCs are independent organizations that market and sell Galileo global distribution and computer reservation services to travel agents and other subscribers. The NDC acquisitions contributed incremental subscriber fee revenues and EBITDA of $29 million and $12 million, respectively, in 2003. During the summer of 2002, we also acquired two other companies that supply reservation and distribution services to the hospitality industry. The operating results of such companies were included from the acquisition dates forward and collectively contributed revenue of $24 million with a nominal EBITDA impact during 2003.

In April 2003, we completed the acquisition of Trip Network Inc., an online travel agent that operated the online travel services business of Cheap Tickets. From the acquisition date forward, Trip Network generated $30 million of revenues and had an EBITDA loss of $23 million in 2003. In addition, principally as a result of our ownership of Trip Network, an incremental $15 million of intercompany segment revenues were eliminated in 2003, most of which were Trip Network revenues earned from Galileo for airline bookings made by Trip Network using Galileo’s GDS System. Our online booking volumes grew 58% in 2003 compared with 2002, primarily due to (i) a shift in travel bookings from the traditional off-line channels to online channels, (ii) an increase in online travel bookings; and (iii) increased merchant model hotel bookings where we, as a travel distributor, obtain access to content from travel suppliers at a pre-determined price and sell the content, either individually or in a package, to travelers at retail prices that we determine with little or no risk of inventory loss. Additionally, revenues from our off-line travel agency business declined $24 million in 2003, as we accelerated our shift to the online channel. The results of our online and off-line travel agency operations are reflective of the general industry decline in travel demand during 2003, as previously discussed, reductions in commission rates paid by airlines, the lack of reduced-rate air inventory availability and a decline in travel-related clubs (which we service). Such results also reflect our investment in the marketing and administration of our online travel services business, which we believe represents a significant opportunity for future growth.

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

Vehicle Services

Revenues and EBITDA increased $1,577 million (37%) and $34 million (8%), respectively, in 2003 compared with 2002 primarily due to our November 2002 acquisition of substantially all of the domestic assets, as well as selected international operations, of the vehicle rental business of Budget Group, Inc. Budget’s operating results, including integration costs, were included from the acquisition date forward and contributed incremental revenues of $1,585 million with an EBITDA decline of $2 million in 2003. Excluding the impact of Budget, segment revenues declined $8 million (less than 1%), while EBITDA increased $36 million (9%) in 2003, which is primarily attributable to reduced car rental demand, offset by increased pricing, at Avis and favorable results at our Wright Express fuel card services subsidiary.

Avis domestic car rental revenues declined $91 million (4%) in 2003 compared with 2002. The net reduction in domestic car rental revenues at Avis was primarily due to a 7% period-over-period reduction in the total number of car rental days. This was partially offset by a 2% increase in time and mileage revenue per rental day reflecting an increase in pricing, which has minimal associated incremental costs. In addition, EBITDA, period-over-period, includes favorable program-related interest costs of $33 million on the financing of vehicles due to lower interest rates and $35 million of lower program-related depreciation expense on vehicles due to a different mix of vehicles in Avis’ fleet bearing a lower cost in 2003 compared with 2002. This favorable impact on EBITDA was substantially offset by incremental vehicle-related net expenses and other operating costs. The increase in net expenses includes incremental maintenance and damage costs, higher vehicle license and registration fees and unfavorable conditions in the used car market in 2003 compared with 2002 for vehicles that did not meet the eligibility criteria under our manufacturers repurchase program. However, the percentage of Avis’ fleet that was determined ineligible for manufacturer repurchase decreased to 1.7% in 2003 from 2.7% in 2002. Revenues from Avis’ international operations increased $60 million due to increased transaction volume and the favorable impact to revenues of exchange rates in Canada, Australia and New Zealand, which was principally offset in EBITDA by the unfavorable impact on expenses.

Wright Express, our fuel card services subsidiary, recognized incremental revenues of $30 million (24%) in 2003 compared with the prior year. The organic growth was driven by a combination of the addition of new customers and an increase in usage of Wright Express’ proprietary fuel card product. Higher gasoline prices also contributed to the revenue growth, since Wright Express earns a percentage of total gasoline purchases by its clients.

Marketing Services

Revenues increased $61 million (5%) and EBITDA declined $75 million (20%) in 2003 compared with 2002. Effective July 1, 2003, pursuant to the provisions of FIN 46, we consolidated TRL Group. TRL Group (on a stand-alone basis before elimination of intercompany transactions with our retained membership business) contributed revenues of $241 million and an EBITDA loss of $8 million subsequent to consolidation in 2003. Apart from the consolidation of TRL Group, revenues and EBITDA declined $180 million and $67 million, respectively, reflecting, as expected, the continued attrition of the membership base retained by us in connection with the outsourcing of our individual membership business to TRL Group. However, the unfavorable impact of reduced revenues on EBITDA was mitigated by a net reduction in expenses from servicing fewer members. A smaller membership base resulted in a net revenue reduction of $194 million (net of $26 million of increased royalty income from TRL Group), which was partially offset in EBITDA by net favorable membership operating and marketing expenses of $111 million. As a result of the consolidation of TRL Group, we eliminated $34 million of intercompany revenues within this segment in 2003, which was substantially comprised of royalty and lease payments made from TRL Group to our pre-existing membership business subsequent to the consolidation of TRL Group on July 1, 2003. For a more detailed discussion of our relationship with TRL Group and the consolidation thereof as a result of FIN 46, see Note 22 to our Consolidated Financial Statements.

Additionally, in January 2004, we made modifications to the existing relationship with TRL Group. See Note 22 to our Consolidated Financial Statements for a detailed account of such modifications.

Partially offsetting the impact of the attrition in our retained membership business was growth in our insurance-wholesale-related operations and the favorable impact of foreign currency exchange rates on the revenues of our international membership business (which was principally offset in EBITDA by the unfavorable impact of foreign exchange rates on expenses). Revenues from insurance-wholesale-related operations increased $13 million as a result of favorable claims experience period-over-period and increased insurance premium collections. Additionally, in second quarter 2003, we ceased marketing and selling new long-term care policies within our long-term preferred care business, but will continue servicing the existing in-force block of policy holders. This resulted in a reduction in revenue of $9 million with a nominal impact to EBITDA. In 2003, EBITDA was also impacted by a $7 million charge for actions taken in third quarter 2003 at our international membership business, which included the closure and consolidation of certain facilities and a reduction in staff in the United Kingdom.

Corporate and Other

Revenues and EBITDA increased $4 million and $162 million, respectively, in 2003 compared with 2002. Revenues and EBITDA in 2003 include a $30 million gain in connection with the sale of our equity investment in Entertainment Publication, Inc. during first quarter 2003. Also, we earned revenues in both 2003 and 2002 in connection with credit card marketing programs whereby we earn revenues based on a percentage of credit card spending. Additionally, we recognized expenses as cardholders earned points based on credit card usage. We generated $20 million of incremental revenues and incurred $19 million of additional point-related liabilities during 2003 in connection with these programs. Partially offsetting the revenue increases were $42 million of incremental intersegment revenue eliminations in 2003 due to increased intercompany business activities.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We present separately the financial data of our management and mortgage programs. These programs are distinct from our other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in our vehicle rental, relocation, and vacation ownership and rental businesses, assets under management and mortgage programs are funded through borrowings under asset-backed funding or other similar arrangements. Additionally, during 2004, in our former fleet management, mortgage services and fuel card businesses, assets under management and mortgage programs were funded through borrowings under asset-backed funding arrangements or unsecured borrowings at our PHH subsidiary. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs. We believe it is appropriate to segregate the financial data of our management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

FINANCIAL CONDITION

	2004	2003	Change
Total assets exclusive of assets under management and mortgage programs	$23,480	$21,817	$1,663
Total liabilities exclusive of liabilities under management and mortgage programs	11,426	12,779	(1,353)

Assets under management and mortgage programs	19,075	17,639	1,436
Liabilities under management and mortgage programs	18,434	16,491	1,943

Stockholders’ equity	12,695	10,186	2,509

Total assets exclusive of assets under management and mortgage programs increased primarily due to (i) an approximate $1.2 billion increase in deferred tax assets primarily resulting from net operating loss carryforwards generated in connection with accelerated tax depreciation taken on our vehicle-related assets, (ii) approximately $1.2 billion of additions to goodwill primarily resulting from the acquisitions of Orbitz, Sotheby’s and several other strategic businesses in 2004 (see Note 5 to our Consolidated Financial Statements) and (iii) an increase of $354 million in trademarks primarily due to our acquisition of Orbitz and our purchases of Marriott International Inc.’s interest in Two Flags Joint Venture LLC and the exclusive rights to the international Ramada tradename (see Note 6 to our Consolidated Financial Statements). Such increases were partially offset by (i) a decrease of $248 million in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows” for a detailed discussion), (ii) a $556 million decrease in assets of discontinued operations due to the sale of Jackson Hewitt and (iii) a $263 million reduction in certain timeshare-related assets as a result of a reclassification to assets under management and mortgage programs, as such assets were financed under a new program in second quarter 2004.

Total liabilities exclusive of liabilities under management and mortgage programs decreased primarily due to (i) our repurchase of $763 million of the senior notes component of our Upper DECS securities in May 2004, (ii) the conversion of our $430 million zero coupon senior convertible contingent notes into shares of Cendant common stock during first quarter 2004, (iii) the redemption of $804 million of our 3 7/8% convertible senior debentures for cash in November 2004 and (iv) the redemption of our $333 million 11% senior subordinated notes for cash in May 2004. These decreases were partially offset by (i) $650 million of outstanding borrowings under our $3.5 billion revolving credit facility at December 31, 2004 and (ii) liabilities of $440 million assumed in connection with our acquisition of Orbitz. See “Liquidity and Capital Resources—Financial Obligations—Corporate Indebtedness” for a detailed discussion of our debt reduction activities.

Assets under management and mortgage programs increased primarily due to (i) $665 million of net additions to our vehicle rental fleet reflecting current and projected increases in demand, (ii) $582 million of additional timeshare-related assets associated with increased timeshare sales, timeshare development activity and the reclassification discussed above, (iii) net additions of $317 million to our vehicle leasing fleet principally associated with our acquisition of First Fleet in February 2004, (iv) $254 million of assets acquired in connection with the acquisition of Landal GreenParks, (v) a $137 million increase in fuel card receivables resulting from a combination of new customers, increased usage of the fuel card product and higher fuel prices and (vi) a $168 million increase in program cash. Such increases were partially offset by (i) a $527 million decrease in mortgage loans held for sale due to decreased mortgage loan origination volume in 2004 and the differences in the timing of loan sales and (ii) a decrease of $237 million in the derivative asset related to our MSR asset, the majority of which was offset by a decrease in the derivative liability related to our MSR asset, which is classified within other liabilities under management and mortgage programs on our Consolidated Balance Sheet.

Liabilities under management and mortgage programs increased primarily due to (i) an increase of approximately $1.2 billion in our deferred tax liability relatin g to management and mortgage programs, which resulted primarily from the accelerated depreciation discussed above, (ii) $432 million of additional borrowings to support the growth in our vehicle rental fleet described above, (iii) $364 million of incremental borrowings to support the creation of consumer notes receivable and the acquisition of timeshare properties related to our timeshare development business, (iv) $240 million of lease obligations assumed in connection with our acquisition of First Fleet (for which corresponding assets are recorded within assets under management and mortgage programs and for which our exposure is limited) and (v) $251 million of lease and other obligations assumed in connection with our acquisition of Landal GreenParks (for which corresponding assets are recorded within assets under management and mortgage programs and for which our exposure is limited). Such increases were partially offset by (i) the repayment of $350 million of medium-term notes in our mortgage business and (ii) a $212 million decrease in the derivative liability related to our MSR asset, as discussed above. See “Liquidity and Capital Resources — Financial Obligations — Debt Under Management and Mortgage Programs” for a detailed account of the change in our debt related to management and mortgage programs.

Stockholders’ equity increased primarily due to (i) approximately $2.1 billion of net income generated during 2004, (ii) $669 million related to the exercise of employee stock options (including $116 million of tax benefit), (iii) the conversion of our zero coupon senior convertible contingent notes into approximately 22 million shares of Cendant common stock, which increased additional paid-in capital by $430 million and (iv) the issuance of $863 million of common stock (approximately 38 million shares) related to the settlement of the forward purchase contracts that formed a portion of our Upper DECS securities. Such increases were partially offset by (i) our repurchase of approximately $1.3 billion (approximately 58 million shares) of Cendant common stock and (ii) $333 million of dividend payments.

As previously discussed, we completed the spin-off of our former mortgage, fleet leasing and appraisal businesses on January 31, 2005 and the initial public offering of our former fuel card business on February 22, 2005. As a result of these divestitures, we no longer have access to the assets of these businesses, approximating $11.0 billion, nor are we obligated for their liabilities, approximating $8.9 billion (such amounts represent the assets and liabilities of the divested businesses as of December 31, 2004 and do not give effect to any changes that may have occurred subsequent to December 31, 2004).

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

Cash Flows

At December 31, 2004, we had $591 million of cash on hand, a decrease of $248 million from $839 million at December 31, 2003. The following table summarizes such decrease:

	Year Ended December 31,
	2004	2003	Change
Cash provided by (used in):
Operating activities	$5,417	$6,928	$(1,511)
Investing activities	(4,573)	(3,177)	(1,396)
Financing activities	(1,148)	(3,081)	1,933
Effects of exchange rate changes	18	(7)	25
Cash provided by discontinued operations	38	51	(13)

Net change in cash and cash equivalents	$(248)	$714	$(962)

During 2004, we generated approximately $1.5 billion less cash from operating activities compared with the corresponding period in 2003. This change principally reflects increased working capital needs and the activities of our management and mortgage programs primarily resulting from (i) $964 million less cash generated by our mortgage business, reflecting both timing differences between the receipt of cash from the sale of previously originated mortgage loans and the origination of new mortgage loans and an overall decline in mortgage production and (ii) the utilization of $271 million more cash by our timeshare business in connection with the origination and collection of timeshare assets, including the development of timeshare properties. Cash flows related to our management and mortgage programs may fluctuate significantly from period to period due to the timing of the underlying transactions (i.e., timing of mortgage loan origination versus sale). Partially offsetting these changes were stronger operating results in 2004.

During 2004, we used approximately $1.4 billion more cash for investing activities in comparison with 2003. This change principally reflects (i) the use of approximately $1.1 billion more cash to acquire vehicles for our vehicle rental and fleet leasing businesses and (ii) the utilization of approximately $1.4 billion more cash to fund acquisitions, the majority of which relate to our core travel and real estate businesses. These incremental cash expenditures were partially offset by $772 million of net proceeds received on the sale of Jackson Hewitt in second quarter 2004 and $61 million of proceeds received on the sale of other non-core businesses during 2004. In addition, our mortgage services business utilized $347 million less cash primarily associated with its MSR asset and related risk management activities. Capital expenditures, which remained relatively consistent year-over-year, were $469 million in 2004. We anticipate aggregate capital expenditure investments for 2005 to be in the range of $400 million to $450 million.

We used approximately $1.9 billion less cash for financing activities during 2004 when compared with 2003. Such change principally reflects the activities of our management and mortgage programs, which generated $568 million of cash in 2004 compared with using approximately $1.5 billion of cash in 2003. This change principally reflects greater borrowings at our car rental and fleet leasing businesses to support the acquisition of vehicles partially offset by the repayment of $350 million of medium-term notes in our mortgage business. We also received $863 million of proceeds in connection with the settlement of the forward purchase contract component of our former Upper DECS securities whereby we issued approximately 38 million shares of Cendant common stock. These cash inflows were partially offset by (i) $575 million of incremental debt reduction activities, (ii) $333 million of dividend payments to our shareholders and (iii) $233 million of additional share repurchase activity. See “Liquidity and Capital Resources—Financial Obligations” for a detailed discussion of financing activities during 2004.

Financial Obligations

Corporate Indebtedness

Corporate indebtedness consisted of:

		As of	As of
	Maturity	December 31,	December 31,
	Date	2004	2003	Change
Term notes
11% senior subordinated notes	n/a	$-	$333	$(333)
6 7/[8]% notes	August 2006	850	849	1
4.89% notes	August 2006	100	-	100
6 1/[4]% notes	January 2008	797	797	-
6 1/[4]% notes	March 2010	349	348	1
7 3/[8]% notes	January 2013	1,191	1,190	1
7 1/[8]% notes	March 2015	250	250	-
Contingently convertible debt securities
Zero coupon senior convertible contingent notes	n/a	-	430	(430)
Zero coupon convertible debentures	n/a	-	7	(7)
3 7/[8]% convertible senior debentures	n/a	-	804	(804)
Other
Revolver borrowings	November 2009	650	-	650
Net hedging gains (a)		17	31	(14)
Other		129	100	29

		4,333	5,139	(806)
Upper DECS (b)		-	863	(863)

		$4,333	$6,002	$(1,669)

(a)
As of December 31, 2004, the balance represents $138 million of net gains resulting from the termination of interest rate hedges, which we will amortize as a reduction to future interest expense. Such gains are partially offset by $121 million of mark-to-market adjustments on current interest rate hedges. As of December 31, 2003, the balance represented $201 million of net gains resulting from the termination of interest rate hedges, which were partially offset by $170 million of mark-to-market adjustments on other interest rate hedges.

(b)
At December 31, 2003, we had 17 million Upper DECS outstanding, each consisting of both a senior note and a forward contract to purchase shares of Cendant common stock. During 2004, we purchased and retired $763 million of the senior notes for $778 million in cash and settled all the forward contracts by issuing 38 million shares of our common stock in exchange for $863 million in cash.

During 2004, we reduced our outstanding corporate indebtedness by approximately $1.7 billion and, in the process, eliminated all of our convertible or contingently convertible debt securities. See Note 15 to our Consolidated Financial Statements for the significant terms of our outstanding corporate debt instruments.

Debt Under Management and Mortgage Programs

The following table summarizes the components of our debt under management and mortgage programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC (formerly, AESOP Funding II, LLC)):

	As of December 31,
	2004	2003	Change
Asset-Backed Debt:
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (a)	$5,935	$5,644	$291
Other (b)	792	651	141
Vehicle management program (c)	3,450	3,118	332
Mortgage program (d)	1,306	1,651	(345)
Timeshare program (e)	1,473	1,109	364
Relocation program	400	400	-
Vacation rental program (f)	251	-	251

	13,607	12,573	1,034

Unsecured Debt:
Term notes	1,833	1,916	(83)
Commercial paper	130	164	(34)
Other	249	132	117

	2,212	2,212	-

Total debt under management and mortgage programs	$15,819	$14,785	$1,034

(a)	The change in the balance at December 31, 2004 principally reflects the issuance of term notes at various interest rates to support the acquisition of vehicles used in our vehicle rental business.
(b)	The change in the balance at December 31, 2004 reflects capital lease obligations to support the acquisition of vehicles in our truck rental business.
(c)	The change in the balance at December 31, 2004 principally reflects debt assumed in connection with the acquisition of First Fleet (see Note 5 to our Consolidated Financial Statements).
(d)	The change in the balance at December 31, 2004 primarily reflects the January 2004 repayment of $350 million of medium-term notes.
(e)
The change in the balance at December 31, 2004 primarily reflects borrowings under an asset-linked facility to support the creation of consumer notes receivable and the acquisition of timeshare properties related to our timeshare development business, which replaced a $275 million term loan with $219 million outstanding as of December 31, 2003.

(f)
This amount represents debt and capital lease obligations under management and mortgage programs assumed in connection with the acquisition of Landal GreenParks (see Note 5 to our Consolidated Financial Statements).

The significant terms for our outstanding debt instruments under management and mortgage programs at December 31, 2004 can be found in Note 16 to our Consolidated Financial Statements.

As previously discussed, we completed the spin-off of our former mortgage, fleet leasing and appraisal businesses on January 31, 2005 and the initial public offering of our former fuel card business on February 22, 2005. The following table reflects our program debt as of December 31, 2004, on a pro forma basis after giving effect to the spin-off of PHH and the initial public offering of Wright Express:

	As of
	December 31,	Effect of
	2004	Divestitures	Pro Forma
Asset-Backed Debt:
Vehicle rental program Cendant Rental Car Funding (AESOP) LLC	$5,935	$-	$5,935
Other	792	-	792
Vehicle management program (a)	3,450	(3,450)	-
Mortgage program (b)	1,306	(1,306)	-
Timeshare program	1,473	-	1,473
Relocation program	400	-	400
Vacation rental program	251	-	251

	13,607	(4,756)	8,851

Unsecured Debt:
Term notes	1,833	(1,833)	-
Commercial paper	130	(130)	-
Other (c)	249	(249)	-

	2,212	(2,212)	-

Total debt under management and mortgage programs	$15,819	$(6,968)	$8,851

(a)	This debt was collateralized by assets of our former fleet leasing business. We no longer have access to these assets nor are we obligated to pay this debt.
(b)	This debt was collateralized by assets of our former mortgage business. We no longer have access to these assets nor are we obligated to pay this debt.
(c)	Includes $215 million of debt that was supported by assets of our former fuel card business. We no longer have access to these assets nor are we obligated to pay this debt.

Available Funding Arrangements And Committed Credit Facilities

At December 31, 2004, we had approximately $1.9 billion of available committed credit facilities at the corporate level, which consisted of:

	Total	Borrowings	Letters of	Available
	Capacity	Outstanding	Credit Issued	Capacity
Maturing in November 2009	$3,500	$650	$989	$1,861
Maturing in July 2010	203	-	203	-

We also had approximately $2.3 billion of available funding under our asset-backed debt programs at December 31, 2004 on a pro forma basis after giving effect to the completion of the spin-off of PHH and the initial public offering of Wright Express, which consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity
Asset-Backed Funding Arrangements (a)
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (b)	$6,965	$5,935	$1,030
Other (c)	1,087	792	295
Timeshare program (d)	2,210	1,473	737
Relocation program (e)	600	400	200
Vacation rental program	251	251	-

	$11,113	$8,851	$2,262

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.0 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $1.0 billion of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $2.5 billion of timeshare-related assets.
(e)
The outstanding debt is collateralized by $491 million of underlying relocation receivables and related assets. Subsequent to December 31, 2004, we restructured our relocation financing program through the issuance of a series of variable funding notes with availability of up to $550 million. The notes are prepayable, bear interest at variable rates and are secured by receivables originated by our relocation business.

The significant terms of the committed credit facilities and available funding arrangements can be found in Notes 15 and 16 to our Consolidated Financial Statements.

At December 31, 2004, we also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

Liquidity Risk

Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to management programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs and (ii) the impairment of our ability to access the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase a substantial number of our vehicles. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios. We do not believe that our credit ratings are likely to fall below investment grade. Additionally, we monitor the maintenance of required financial ratios and, as of December 31, 2004, we were in compliance with all financial covenants under our credit and securitization facilities.

Currently, our debt is rated “Baa1” by Moody’s Investors Service, “BBB” by Standard and Poor’s and “BBB+” by Fitch Ratings. Standard & Poor’s and Fitch Ratings have assigned a “positive outlook” and a “stable outlook” to Cendant’s credit ratings, respectively. Moody’s Investors Service has Cendant’s credit ratings under review for a possible downgrade. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2004 on a pro forma basis after giving effect to the completion of the spin-off of PHH and the initial public offering of Wright Express:

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (a)	$739	$1,001	$5	$796	$1	$1,783	$4,325
Asset-backed debt under programs (b)	3,144	1,797	1,944	1,055	444	467	8,851
Operating leases	491	407	334	239	157	731	2,359
Commitments to purchase vehicles (c)	5,586	-	-	-	-	-	5,586
Other purchase commitments (d)	655	331	286	209	170	290	1,941

	$10,615	$3,536	$2,569	$2,299	$772	$3,271	$23,062

(a)	Represents long-term debt (which includes current portion).
(b)
Represents debt under management and mortgage programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC), which was issued to support the purchase of assets under management and mortgage programs. These amounts represent the contractual maturities for such debt, except for notes issued under our vehicle management and timeshare programs, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used.

(c)
Represents commitments to purchase vehicles from either General Motors Corporation or Ford Motor Company. The purchase of such vehicles are financed through the issuance of debt under management and mortgage programs in addition to cash received upon the sale of vehicles primarily under repurchase programs (see Note 16 to our Consolidated Financial Statements).

(d)	Primarily represents commitments under service contracts for information technology and telecommunications.

The above table does not include future cash payments related to interest expense.

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

Mortgage Servicing Rights. A mortgage servicing right is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities. The value of mortgage servicing rights is estimated based upon an internal valuation that reflects management’s estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. More specifically, we incorporate a probability weighted Option Adjusted Spread (“OAS”) model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time. As of December 31, 2004, the implied forward interest rates project an increase of approximately 26 basis points in the yield of the 10-year Treasury Note over the next 12 months. Changes in the yield curve will result in changes to the forward rates implied from that yield curve.

As noted above, a key assumption in our estimate of the MSR valuation is forecasted prepayments. We use a third party model to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. The prepayment forecast is based on historical observations of prepayment behavior in similar circumstances. The prepayment forecast incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity to determine the prepayment forecast at each monthly point for each interest rate path.

To the extent that fair value is less than carrying value at the individual strata level (which is based upon product type and interest rates of underlying mortgage loans), we would consider the portfolio to have been impaired and record a related charge. Reductions in interest rates different than those used in our models could cause us to use different assumptions in the MSR valuation, which could result in a decrease in the estimated fair value of our MSR asset, requiring a corresponding reduction in the carrying value of the asset. To mitigate this risk, we use derivatives that generally increase in value as interest rates decline and conversely decline in value as interest rates increase. Additionally, as interest rates decrease, we have historically experienced increased production revenue resulting from a greater level of refinancings, which over time has historically mitigated the impact on earnings of the decline in our MSR asset.

Changes in the estimated fair value of the mortgage servicing rights based upon variations in the assumptions (e.g., future interest rate levels, implied volatility, prepayment speeds) cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Changes in one assumption may result in changes to another, which may magnify or counteract the fair value sensitivity analysis and would make such an analysis not meaningful. Additionally, further declines in interest rates due to a weakening economy and geopolitical risks, which result in an increase in refinancing activity or changes in assumptions, could adversely impact the valuation. The carrying value of our MSR asset was approximately $1.6 billion as of December 31, 2004 and the total portfolio that we were servicing approximated $143.1 billion as of December 31, 2004 (refer to Note 7 to our Consolidated Financial Statements for a detailed discussion of the effect of any changes to the value of this asset during 2004, 2003 and 2002). The effects of certain adverse potential changes in the estimated fair value of our MSR asset are detailed in Note 17 to our Consolidated Financial Statements.

Financial Instruments. We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option pricing models or other conventional valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, prepayment and volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements, which are disclosed in Note 24 to our Consolidated Financial Statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment, which is performed quarterly, involves an estimation of changes in fair value resulting from changes in interest rates and corresponding changes in prepayment levels, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See Item 7a. “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of the effect of hypothetical changes to these assumptions.

Goodwill. We have reviewed the carrying value of our goodwill as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” by comparing the carrying value of our reporting units to their fair value and determined that the carrying amount of our reporting units did not exceed their respective fair value. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. We will continue to review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

We provide a wide range of consumer and business services and, as a result, our goodwill is allocated among many diverse reporting units. Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows, as such change may be isolated to a small number of our reporting units or spread across our entire organization. In either case, the magnitude of an impairment to goodwill, if any, cannot be estimated. However, our businesses are concentrated in a few industries and, as a result, an adverse change to any of these industries will impact our consolidated results and may result in impairment of our goodwill. The aggregate carrying value of our goodwill was approximately $11.9 billion at December 31, 2004. Refer to Note 6 to our Consolidated Financial Statements for more information on goodwill.

Income Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially impact our results of operations.

Additionally, our income tax returns are periodically examined by various tax authorities. We establish reserves for tax treatments when, despite our belief that the treatments are fully supportable, certain treatments are likely to be challenged and that we may not succeed. We adjust our reserves upon the closing of a tax audit, which in some cases can occur several years following the related transaction or the filing of the tax return under examination, or other changes in facts and circumstances that indicate an adjustment may be necessary (including subsequent rulings and interpretations by tax authorities or court decisions on similar matters). Changes to the reserves could materially impact our results of operations.

See Notes 2 and 11 to our Consolidated Financial Statements for more information regarding income taxes.

Changes in Accounting Policies During 2004

During 2004, we adopted the following standards as a result of the issuance of new accounting pronouncements:

●	Financial Accounting Standards Board Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”
●	Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”
●	Securities and Exchange Commission Staff Accounting Bulletin No. 105—“Application of Accounting Principles to Loan Commitments”

Recently Issued Accounting Pronouncements

During 2004, the following standards were issued, which we plan to adopt as required:

●	SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”
●	SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions”
●	SFAS No. 123R, “Share Based Payment”

For detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 2 to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various financial instruments, particularly swap contracts, futures and options contracts to manage and reduce the interest rate risk related specifically to our debt and certain other interest bearing liabilities. Additionally, we used these financial instruments, as well as forward delivery commitments, to manage and reduce interest rate risk inherent in our former mortgage business and specifically relating to the commited mortgage pipeline, mortgage loan inventory, mortgage servicing rights and mortgage-backed securities. Foreign currency forwards are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and other transactions.

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 24—Financial Instruments to our Consolidated Financial Statements.

Our principal market exposures are interest and foreign currency rate risks.

●
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

●
We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound, Canadian dollar, Australian dollar and Euro. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates.

The fair values of mortgage loans, commitments to fund mortgages and mortgage-backed securities are determined from market sources. The fair values of relocation receivables and equity advances on homes approximate carrying values due to the short-term nature of these assets. We use a discounted cash flow model in determining the fair values of timeshare receivables, mortgage servicing rights and our retained interests in securitized assets. The primary assumptions used in determining fair value are prepayment speeds, estimated loss rates and discount rates. In determining the fair value of mortgage servicing rights, the model also utilizes credit losses and mortgage servicing revenues and expenses as primary assumptions. In addition, for commitments to fund mortgages, the borrower’s propensity to close their mortgage loan under the commitment is used as a primary assumption. For mortgage loans, commitments to fund mortgages, forward delivery contracts and options, we rely on market sources in determining the impact of interest rate shifts. We also utilize a probability weighted option-adjusted spread model to determine the impact of interest rate shifts on mortgage servicing rights. The primary assumptions in this model are the implied market volatility of interest rates and prepayment speeds and the same primary assumptions are used in determining fair value.

We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio, certain other interest bearing liabilities and interest rate derivatives portfolios. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures at December 31, 2004, 2003 and 2002.

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We used December 31, 2004, 2003 and 2002 market rates on our instruments to perform the sensitivity analyses separately for each of our market risk exposures—interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)
Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2004, our internal control over financial reporting is effective. Our independent auditors have issued an attestation report on our management’s assessment of the company’s internal control over financial reporting, which is included below.

(c)
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cendant Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cendant Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity, and cash flow for the year ended December 31, 2004, and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the revision of earnings per share calculations for all prior periods presented to include the dilutive effect of certain contingently convertible debt securities.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Company’s Annual Proxy Statement under the sections titled “Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the Company’s Annual Proxy Statement under the section titled “Executive Compensation and Other Information” is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Company’s Annual Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Information—Equity Compensation Plan Information” is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Company’s Annual Proxy Statement under the section titled “Certain Relationships and Related Transactions” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the Company’s Annual Proxy Statement under the section titled “Ratification of Appointment of Auditors” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

James E. Buckman Vice Chairman and General Counsel Date: March 1, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry R. Silverman	Chairman of the Board, Chief Executive Officer and Director	March 1, 2005
(Henry R. Silverman)

/s/ James E. Buckman	Vice Chairman, General Counsel and Director	March 1, 2005
(James E. Buckman)

/s/ Stephen P. Holmes	Vice Chairman and Director	March 1, 2005
(Stephen P. Holmes)

/s/ Ronald L. Nelson	President, Chief Financial Officer and Director	March 1, 2005
(Ronald L. Nelson)

/s/ Virginia M. Wilson	Executive Vice President and Chief Accounting Officer	March 1, 2005
(Virginia M. Wilson)

/s/ Myra J. Biblowit	Director	March 1, 2005
(Myra J. Biblowit)

/s/ Leonard S. Coleman	Director	March 1, 2005
(Leonard S. Coleman)

/s/ Martin L. Edelman	Director	March 1, 2005
(Martin L. Edelman)

/s/ George Herrera	Director	March 1, 2005
(George Herrera)

Signature	Title	Date

/s/ Cheryl D. Mills	Director	March 1, 2005
(Cheryl D. Mills)

/s/ Brian Mulroney	Director	March 1, 2005
(The Right Honourable Brian Mulroney)

/s/ Robert E. Nederlander	Director	March 1, 2005
(Robert E. Nederlander)

/s/ Robert W. Pittman	Director	March 1, 2005
(Robert W. Pittman)

/s/ Pauline D. E. Richards	Director	March 1, 2005
(Pauline D. E. Richards)

/s/ Sheli Z. Rosenberg	Director	March 1, 2005
(Sheli Z. Rosenberg)

/s/ Robert F. Smith	Director	March 1, 2005
(Robert F. Smith)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cendant Corporation:

We have audited the accompanying consolidated balance sheets of Cendant Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has revised earnings per share calculations for all prior periods presented to include the dilutive effect of certain contingently convertible debt securities. Also, as discussed in Note 2, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation, and during 2003, the Company adopted the consolidation provisions for variable interest entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2005

Cendant Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues
Service fees and membership, net	$13,746	$12,314	$9,900
Vehicle-related	5,963	5,645	4,078
Other	76	56	47

Net revenues	19,785	18,015	14,025

Expenses
Operating	10,338	9,335	6,751
Vehicle depreciation, lease charges and interest, net	2,502	2,487	2,094
Marketing and reservation	2,010	1,732	1,374
General and administrative	1,571	1,352	1,112
Non-program related depreciation and amortization	553	507	455
Non-program related interest, net:
Interest expense (net of interest income of $47, $20 and $40)	251	306	262
Early extinguishment of debt	18	58	42
Acquisition and integration related costs:
Amortization of pendings and listings	16	20	256
Other	5	34	29
Litigation and related charges, net	(33)	11	103

Total expenses	17,231	15,842	12,478

Income before income taxes and minority interest	2,554	2,173	1,547
Provision for income taxes	728	722	516
Minority interest, net of tax	6	21	22

Income from continuing operations	1,820	1,430	1,009
Income from discontinued operations, net of tax	64	35	93
Gain (loss) on disposal of discontinued operations, net of tax	198	-	(256)

Income before cumulative effect of accounting change	2,082	1,465	846
Cumulative effect of accounting change, net of tax	-	(293)	-

Net income	$2,082	$1,172	$846

Earnings per share:
Basic
Income from continuing operations	$1.77	$1.41	$0.99
Net income	2.02	1.15	0.83
Diluted
Income from continuing operations	$1.71	$1.35	$0.95
Net income	1.96	1.11	0.80

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$591	$839
Restricted cash	393	448
Receivables (net of allowance for doubtful accounts of $157 and $157)	1,617	1,665
Deferred income taxes	417	454
Assets of discontinued operations	-	556
Other current assets	847	1,060

Total current assets	3,865	5,022

Property and equipment, net	1,842	1,763
Deferred income taxes	2,243	1,040
Goodwill	11,925	10,716
Other intangibles, net	2,742	2,311
Other non-current assets	863	965

Total assets exclusive of assets under programs	23,480	21,817

Assets under management and mortgage programs:
Program cash	710	542
Mortgage loans held for sale	1,981	2,508
Relocation receivables	720	534
Vehicle-related, net	11,256	10,143
Timeshare-related, net	2,385	1,803
Mortgage servicing rights, net	1,608	1,641
Vacation rental	254	-
Other	161	468

	19,075	17,639

Total assets	$42,555	$39,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$4,785	$4,668
Current portion of long-term debt	742	1,629
Liabilities of discontinued operations	-	61
Deferred income	805	854

Total current liabilities	6,332	7,212

Long-term debt	3,591	4,373
Deferred income	305	311
Other non-current liabilities	1,198	883

Total liabilities exclusive of liabilities under programs	11,426	12,779

Liabilities under management and mortgage programs:
Debt	9,884	9,141
Debt due to Cendant Rental Car Funding (AESOP) LLC—related party	5,935	5,644
Deferred income taxes	2,588	1,429
Other	27	277

	18,434	16,491

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	-	-
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,333,462,545 and 1,260,397,204 shares	13	13
Additional paid-in capital	12,091	10,357
Deferred compensation	(301)	(73)
Retained earnings	6,179	4,430
Accumulated other comprehensive income	274	209
CD treasury stock, at cost—282,135,978 and 251,553,531 shares	(5,561)	(4,750)

Total stockholders’ equity	12,695	10,186

Total liabilities and stockholders’ equity	$42,555	$39,456

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2004	2003	2002
Operating Activities
Net income	$2,082	$1,172	$846
Adjustments to arrive at income from continuing operations	(262)	258	163

Income from continuing operations	1,820	1,430	1,009
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities exclusive of management and mortgage programs:
Non-program related depreciation and amortization	553	507	455
Amortization of pendings and listings	16	20	256
Deferred income taxes	502	447	420
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(11)	35	(72)
Income taxes	92	292	46
Accounts payable and other current liabilities	(71)	(177)	(25)
Payment of stockholder litigation settlement liability	-	-	(2,850)
Deferred income	(93)	(85)	(210)
Proceeds from (payments for) termination of fair value hedges	(9)	200	65
Other, net	81	186	(53)

Net cash provided by (used in) operating activities exclusive of management and mortgage programs	2,880	2,855	(959)

Management and mortgage programs:
Vehicle depreciation	2,099	2,031	1,742
Amortization and impairment of mortgage servicing rights	527	893	922
Net gain on mortgage servicing rights and related derivatives	(117)	(163)	(115)
Origination of timeshare-related assets	(1,097)	(1,015)	(1,031)
Principal collection of investment in timeshare-related assets	610	799	952
Origination of mortgage loans	(36,518)	(62,880)	(44,003)
Proceeds on sale of and payments from mortgage loans held for sale	37,045	64,371	43,459
Other	(12)	37	(14)

	2,537	4,073	1,912

Net cash provided by operating activities	5,417	6,928	953

Investing activities
Property and equipment additions	(469)	(458)	(390)
Net assets acquired (net of cash acquired of $226, $99 and $178) and acquisition-related payments	(1,751)	(325)	(1,372)
Proceeds received on asset sales	37	133	21
Proceeds from sales of available-for-sale securities	63	4	14
Proceeds from stockholder litigation settlement trust	-	-	1,410
Proceeds from dispositions of businesses, net of transaction-related payments	833	-	1,151
Other, net	86	82	(49)

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	(1,201)	(564)	785

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2004	2003	2002
Management and mortgage programs:
(Increase) decrease in program cash	(163)	(110)	676
Investment in vehicles	(12,568)	(14,782)	(10,643)
Payments received on investment in vehicles	9,683	13,026	7,988
Equity advances on homes under management	(4,718)	(5,699)	(5,968)
Repayment on advances on homes under management	4,702	5,635	6,028
Additions to mortgage servicing rights	(498)	(1,008)	(928)
Proceeds from sales of mortgage servicing rights	-	10	16
Cash received on derivatives related to mortgage servicing rights, net	142	295	370
Other, net	48	20	26

	(3,372)	(2,613)	(2,435)

Net cash used in investing activities	(4,573)	(3,177)	(1,650)

Financing activities
Proceeds from borrowings	53	2,593	637
Principal payments on borrowings	(2,164)	(3,479)	(2,111)
Net short-term borrowing under revolving credit agreement	650	-	-
Issuances of common stock	1,430	446	112
Repurchases of common stock	(1,323)	(1,090)	(278)
Payment of dividends	(333)	-	-
Other, net	(29)	(86)	(56)

Net cash used in financing activities exclusive of management and mortgage programs	(1,716)	(1,616)	(1,696)

Management and mortgage programs:
Proceeds from borrowings	16,230	27,757	15,171
Principal payments on borrowings	(15,683)	(28,495)	(14,614)
Net change in short-term borrowings	44	(702)	(114)
Other, net	(23)	(25)	(8)

	568	(1,465)	435

Net cash used in financing activities	(1,148)	(3,081)	(1,261)

Effect of changes in exchange rates on cash and cash equivalents	18	(7)	41

Cash provided by discontinued operations	38	51	100

Net increase (decrease) in cash and cash equivalents	(248)	714	(1,817)
Cash and cash equivalents, beginning of period	839	125	1,942

Cash and cash equivalents, end of period	$591	$839	$125

Supplemental Disclosure of Cash Flow Information
Interest payments	$969	$806	$788
Income tax payments, net	$174	$2	$62

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2002	1,166	$11	$8,676	$-	$2,412	$(264)	(189)	$(3,767)	$7,068
Comprehensive income:
Net income	-	-	-	-	846	-	-	-
Currency translation adjustment	-	-	-	-	-	66	-	-
Reclassification of foreign currency translation losses realized upon the sale of NCP	-	-	-	-	-	245	-	-
Unrealized losses on cash flow hedges, net of tax of ($5)	-	-	-	-	-	(8)	-	-
Unrealized losses on available-for-sale securities, net of tax of ($12)	-	-	-	-	-	(19)	-	-
Reclassification for realized holding losses on available-for-sale securities, net of tax of $2	-	-	-	-	-	3	-	-
Minimum pension liability adjustment, net of tax of ($23)	-	-	-	-	-	(37)	-	-
Total comprehensive income									1,096
Issuances of CD common stock	6	-	62	-	-	-	-	-	62
Exercise of stock options	8	-	72	-	-	-	2	27	99
Tax benefit from exercise of stock options	-	-	25	-	-	-	-	-	25
Repurchases of CD common stock	-	-	-	-	-	-	(20)	(291)	(291)
Issuance of CD common stock and conversion of stock options for acquisitions	59	1	1,139	-	-	-	-	-	1,140
Issuance of subsidiary stock	-	-	98	-	-	-	-	-	98
Other	-	-	18	-	-	-	-	-	18

Balance at December 31, 2002	1,239	12	10,090	-	3,258	(14)	(207)	(4,031)	9,315
Comprehensive income:
Net income	-	-	-	-	1,172	-	-	-
Currency translation adjustment	-	-	-	-	-	143	-	-
Unrealized gains on cash flow hedges, net of tax of $27	-	-	-	-	-	38	-	-
Unrealized gains on available-for-sale securities, net of tax of $25	-	-	-	-	-	45	-	-
Reclassification for realized holding gains on available-for-sale securities, net of tax of ($1)	-	-	-	-	-	(3)	-	-
Total comprehensive income									1,395
Issuances of CD common stock		-	(4)	-	-	-	1	21	17
Issuance of restricted stock units	-	-	88	(88)	-	-	-	-	-
Exercise of stock options	21	-	75	-	-	-	19	359	434
Tax benefit from exercise of stock options	-	-	106	-	-	-	-	-	106
Repurchases of CD common stock	-	-	-	-	-	-	(65)	(1,099)	(1,099)
Amortization of deferred compensation	-	-		15	-	-	-	-	15
Other	-	1	2	-	-	-	-	-	3

Balance at December 31, 2003	1,260	13	10,357	(73)	4,430	209	(252)	(4,750)	10,186

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2004	1,260	13	10,357	(73)	4,430	209	(252)	(4,750)	10,186
Comprehensive income:
Net income	-	-	-	-	2,082	-	-	-
Currency translation adjustment	-	-	-	-	-	84	-	-
Unrealized gains on cash flow hedges, net of tax of $16	-	-	-	-	-	31	-	-
Reclassification for gains on cash flow hedges, net of tax of ($4)	-	-	-	-	-	(8)	-	-
Unrealized losses on available-for-sale securities, net of tax of ($2)	-	-	-	-	-	(3)	-	-
Reclassification for realized holding gains on available-for-sale securities, net of tax of ($18)	-	-	-	-	-	(27)	-	-
Minimum pension liability adjustment, net of tax of ($6)	-	-	-	-	-	(12)	-	-
Total comprehensive income									2,147
Conversion of zero coupon senior convertible contingent notes	22	-	430	-	-	-	-	-	430
Settlement of forward purchase contracts—Upper DEC securities	38	-	863	-	-	-	-	-	863
Issuance/vesting of restricted stock units	-	-	243	(272)	-	-	2	29	-
Exercise of stock options	13	-	71	-	-	-	25	482	553
Tax benefit from exercise of stock options	-	-	116	-	-	-	-	-	116
Repurchases of CD common stock	-	-	-	-	-	-	(58)	(1,333)	(1,333)
Payment of dividends	-	-	-	-	(333)	-	-	-	(333)
Amortization of deferred compensation	-	-	-	44	-	-	-	-	44
Other	-	-	11	-	-	-	1	11	22

Balance at December 31, 2004	1,333	$13	$12,091	$(301)	$6,179	$274	(282)	$(5,561)	$12,695

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
●
Hospitality Services—develops and sells vacation ownership interests, provides consumer financing to individuals purchasing these interests, facilitates the exchange of vacation ownership interests, franchises eight lodging brands and markets vacation rental properties.

●	Travel Distribution Services—provides global distribution services for the travel industry, corporate and consumer online travel services and travel agency services;
●	Vehicle Services—operates and franchises the Company’s vehicle rental businesses and provides commercial fleet management and fuel card services.
●	Marketing Services (formerly, Financial Services)—provides insurance, membership, loyalty and enhancement products and services to financial institutions and other partners and their customers.

The accompanying Consolidated Financial Statements include the accounts and transactions of Cendant Corporation and its subsidiaries (“Cendant”), as well as entities in which Cendant directly or indirectly has a controlling financial interest (collectively, the “Company”). For more detailed information regarding the Company’s consolidation policy, refer to Note 2—Summary of Significant Accounting Policies. In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Management and Mortgage Programs. The Company’s Consolidated Financial Statements present separately the financial data of the Company’s management and mortgage programs. These programs are distinct from the Company’s other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in the Company’s vehicle rental, fleet management, relocation, mortgage services and vacation ownership and rental businesses, assets under management and mortgage programs are funded largely through borrowings under asset-backed funding arrangements and unsecured borrowings at the Company’s PHH subsidiary. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company’s management and mortgage programs. The Company believes it is appropriate to segregate the financial data of its management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

On June 25, 2004, the Company completed an initial public offering (“IPO”) for the sale of 100% of its ownership interest in Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”) and on May 22, 2002, the Company sold its car parking facility business, National Car Parks (“NCP”). Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the account balances and activities of Jackson Hewitt and NCP have been segregated and reported as a discontinued operation for all periods presented. See Note 3—Discontinued Operations for more detailed information regarding the disposition of these businesses.

2.	Summary of Significant Accounting Policies

Changes in Accounting Policies During 2004

Repatriation of Foreign Earnings. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). The American Jobs Creation Act of 2004 (the “Act”), which became effective October 22, 2004, provides a one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company may apply the provision of the Act to qualifying earnings repatriations through December 31, 2005. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. As permitted by FSP No. 109-2, the Company will not complete its evaluation of the repatriation provisions until a reasonable duration following the publication of clarifying language on key elements of the Act by Congress or the Treasury Department. Accordingly, the Company has not recorded any income tax expense or benefit for amounts that may be repatriated under the Act. The range of unremitted earnings the Company is considering for possible repatriation under the Act is $0 to $555 million, which would result in additional estimated income tax expense of $0 to $42 million. Currently, the Company does not record deferred tax liabilities on unremitted earnings of its foreign subsidiaries, as such subsidiaries reinvest such undistributed earnings indefinitely.

Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. In September 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), which requires that diluted earnings per share include the effect of any contingently convertible debt securities regardless of whether the market price trigger had been satisfied during the period. As required, the Company adopted the provisions of EITF 04-8 as of December 31, 2004 and revised diluted earnings per share for all prior periods presented to include the effect of convertible debt securities that were outstanding during such periods and not ultimately settled in cash. The adoption of EITF 04-8 reduced previously reported diluted earnings per share for the years ended December 31, 2003 and 2002 by $0.02 and $0.01, respectively. See Note 4—Earnings per Share for further information.

Loan Commitments. On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105—Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, as the Company’s preexisting accounting treatment for such loan commitments was consistent with the provisions of SAB 105.

Changes in Accounting Policies During 2003

Consolidation Policy. On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Such Interpretation addresses the consolidation of variable interest entities (“VIEs”), including special purpose entities (“SPEs”), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Company subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. On December 24, 2003, the FASB issued a complete replacement of FIN 46 (“FIN 46R”), which clarified certain complexities of FIN 46. The Company adopted FIN 46R in its entirety as of December 31, 2003 even though adoption for non-SPEs was not required until March 31, 2004.

In connection with the implementation of FIN 46, the Company consolidated TRL Group, Inc. (“TRL Group”) (formerly known as Trilegiant Corporation) and Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) effective July 1, 2003 through the application of the prospective transition method. Additionally, the Company deconsolidated Cendant Rental Car Funding (AESOP) LLC (“Cendant Rental Car Funding”) in connection with its adoption of FIN 46R on December 31, 2003. The consolidation of TRL Group resulted in a non-cash charge of $293 million (both before and after tax) recorded on July 1, 2003 as a cumulative effect of accounting change, which represented the negative equity of TRL Group and is comprised of assets and liabilities of $205 million and $498 million, respectively. See Note 22—TRL Group, Inc. for more information regarding TRL Group. The consolidation of Bishop’s Gate did not result in the recognition of a cumulative effect of accounting change, nor did the deconsolidation of Cendant Rental Car Funding. See Note 16—Debt Under Management and Mortgage Programs and Borrowing Arrangements for more complete information regarding Bishop’s Gate and Cendant Rental Car Funding.

New Policy. In connection with FIN 46R, when evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of FIN 46R and if it is deemed to be a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, the Company will consolidate an entity not deemed either a VIE or qualifying special purpose entity (“QSPE”) upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Previous Policy. Prior to the adoption of FIN 46 and FIN 46R, the Company did not consolidate SPE and SPE-type entities unless the Company retained both control of the assets transferred and the risks and rewards of those assets. Additionally, non-SPE-type entities were only consolidated if the Company’s ownership exceeded fifty percent of the outstanding voting shares of an entity and/or if the Company had the ability to control the financial or operating policies of an entity through its voting rights, board representation or other similar rights.

Derivative Instruments and Hedging Activities. On July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The impact of adopting this standard was not material to the Company’s results of operations or financial position.

Stock-Based Compensation. Prior to January 1, 2003, the Company measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the Company did not recognize compensation expense upon the issuance of stock options to employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS No. 123.

On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation. The Company also adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting provisions. As a result, the Company now expenses all employee stock awards over their vesting periods based upon the fair value of the award on the date of grant. As the Company elected to use the prospective transition method, the Company’s Consolidated Statements of Income for 2004 and 2003 reflect stock-based compensation expense only for employee stock awards that were granted or modified subsequent to December 31, 2002. The following table illustrates the effect on net income and the related per share amounts as if the Company had applied the fair value based method to all outstanding employee stock awards for all periods presented:

	Year Ended December 31,
	2004	2003	2002
Reported net income	$2,082	$1,172	$846
Add back: Stock-based employee compensation expense included in reported net income, net of tax (a)	29	10	2
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (b)	(31)	(50)	(297)

Pro forma net income	$2,080	$1,132	$551

Earnings per share:
Reported
Basic	$2.02	$1.15	$0.83
Diluted	1.96	1.11	0.80
Pro forma
Basic	$2.02	$1.11	$0.54
Diluted	1.96	1.07	0.52

(a)	For a detailed account of compensation expense recorded within the Consolidated Statements of Income for stock awards granted subsequent to December 31, 2002, see Note 20—Stock-Based Compensation.
(b)
The 2002 amounts reflect the August 27, 2002 acceleration of the vesting schedules for certain options previously granted (see Note 20—Stock-Based Compensation for a more detailed account). Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company, as future expense will vary based upon factors such as the type of award granted by the Company and the then-current fair market value of such award.

Early Extinguishment of Debt. On January 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Such standard requires any gain or loss on the early extinguishment of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gain or loss be classified as an extraordinary item in determining net income. Accordingly, on January 1, 2003, the Company reclassified $42 million of 2002 pre-tax net losses on the early extinguishments of debt to continuing operations as a component of net non-program related interest expense.

Costs Associated with Exit or Disposal Activities. On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Such standard nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability related to an exit or disposal activity (including restructurings) initiated after December 31, 2002 is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the date of commitment to an exit or disposal plan. The impact of adopting this standard was not material to the Company’s results of operations or financial position.

Guarantees. On January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

Others,” in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company’s results of operations or financial position.

Revenue Recognition

Real Estate Franchise and Operations

Real Estate Franchise. The Company franchises its real estate brokerage franchise systems to the owners of independent real estate brokerage businesses. The Company provides operational and administrative services to franchisees, which are designed to increase franchisee revenue and profitability. Such services include advertising and promotions, referrals, training and volume purchasing discounts. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage of the franchisee’s commissions and/or gross revenue. Royalty and marketing fees are accrued as the underlying franchisee revenue is earned (upon close of the home sale transaction). Annual rebates given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in direct proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are paid by new franchisees and are recognized by the Company as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business).

Real Estate Brokerage. As an owner-operator of real estate brokerages, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue on a gross basis upon the closing of a real estate transaction (i.e., purchase or sale of a home). The commissions that the Company pays to real estate agents, which approximated $3.5 billion, $2.9 billion and $2.0 billion during 2004, 2003 and 2002, respectively, are recorded as a component of operating expenses on the Consolidated Statements of Income.

Relocation. The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the corporate client), expense processing, arranging household goods moving services and other related services. The Company earns revenues from fees charged to corporate and government clients for the performance of these services and recognizes such revenue as services are provided. Additionally, the Company earns interest income on the funds it advances to the transferring employee, which is recorded ratably as earned up until the point of repayment by the client.

Based on client agreements, the Company negotiates for the ultimate sale of the transferring employee’s home. The gain or loss on sale is generally borne by the corporate client. However, in limited circumstances, the Company will assume the risk of loss on the sale of the transferring employee’s home. The fees earned in these transactions are recorded on a gross basis with associated costs recorded within expenses. These fees are recognized as services are provided. The Company also earns revenue from referral services provided to real estate brokers and other third-party service providers. The Company recognizes the referral fees from real estate brokers at the time its obligations are complete. For services where the Company pays a third-party provider on behalf of its clients, the Company earns a referral fee or commission, which is recognized at the time of completion of services.

Mortgage Services

Mortgage. Mortgage services include the origination (funding either a purchase or refinancing), sale and servicing of residential mortgage loans. Mortgage loans are originated through a variety of marketing techniques, including relationships with corporations, affinity groups, financial institutions and real estate brokerage firms. The Company may also purchase mortgage loans originated by third parties. Upon the closing of a residential mortgage loan originated or purchased by the Company, the mortgage loan is typically warehoused for a period up to 60 days and then sold into the secondary market (which is customary in the mortgage industry). Mortgage loans held for sale represent those mortgage loans originated or purchased by the Company and pending sale to permanent investors. The Company primarily sells its mortgage loans to government-sponsored entities. Upon sale, the servicing rights and obligations of the underlying mortgage loans are generally retained by the Company. A mortgage servicing right (“MSR”) is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company’s mortgage loan servicing portfolio.

Loan origination and commitment fees paid by the borrower in connection with the origination of mortgage loans and certain direct loan origination costs are deferred until such loans are sold to investors. Mortgage loans pending sale are recorded on the Company’s Consolidated Balance Sheets at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the allocated carrying value of the related mortgage loans sold. The capitalization of the MSRs also occurs upon sale of the underlying mortgages into the secondary market. Upon initial recording of the MSR asset, the total cost of loans originated or acquired is allocated between the MSR asset and the mortgage loan without the servicing rights based on relative fair values. Servicing revenues comprise several components, including recurring servicing fees, ancillary income and the amortization of the MSR asset. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Costs associated with loan servicing are charged to expense as incurred. The MSR asset is amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of net servicing revenue in the Consolidated Statements of Income.

The MSR asset is routinely evaluated for impairment, but at least on a quarterly basis. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of product type and interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the carrying amount. Fair value is estimated based upon an internal valuation that reflects management’s estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The Company uses a third party model to forecast prepayment rates used in the development of its expected future cash flows. The prepayment forecast is based on historical observations of prepayment behavior in similar periods comparing current mortgage interest rates to the mortgage interest rates in the Company’s servicing portfolio and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity. Temporary impairment is recorded through a valuation allowance in the period of occurrence as a reduction of net revenue in the Consolidated Statements of Income. The Company periodically evaluates its MSR asset to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the asset is not recoverable, the asset and the previously designated valuation allowance are reduced to reflect the write-down.

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

Hospitality Services

Lodging Franchise. The Company franchises its eight lodging franchise systems to independent hotel owners. The Company provides operational and administrative services to franchisees, which include access to a national reservation system, national advertising and promotional campaigns, co-marketing programs, referrals, training and volume purchasing discounts. Franchise revenue principally consists of royalties, as well as marketing and reservation fees, which are primarily based on a percentage of the franchisee’s gross room revenue. Royalty, marketing and reservation fees are accrued as the underlying franchisee revenue is earned. Franchise revenue also includes initial franchise fees, which are recognized as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business).

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

Vacation Rental. The Company earns commissions from the rental of holiday accommodations to consumers on behalf of third party property owners. Commission revenue is generally recognized in the period that the rental reservation is made, net of expected cancellations. The Company also earns rental fees in connection with properties it owns or leases under capital leases. Rental revenue is recognized when the Company substantially fulfills its obligations under the related rental agreements.

Travel Distribution Services

The Company provides global distribution and computer reservation services, offers retail consumer and corporate travel agency services through its online travel agencies and provides travel marketing information to airline, car rental and hotel clients. The Company provides scheduling and ticketing services and fare and other information to travel agencies, Internet travel sites, corporations and individuals to assist them with the placement of airline, car rental and hotel reservations. Such services are provided through the use of a computerized reservation system. The Company also provides airline, car rental, hotel and other travel reservation and fulfillment services to members of its timeshare exchange programs and members of certain Trilegiant programs. Further, the Company provides hotels, car rental businesses and tour/leisure travel operators, including Internet travel companies, with access to reservation systems and processing. Revenues generated from fees charged to airline, car rental, hotel and other travel suppliers for bookings made through the Company’s computerized reservation system are recognized at the time the reservation is made for air bookings, at the time of pick-up for car bookings and at the time of check-out for hotel bookings. Revenues generated from leased equipment charges to system subscribers are recognized over the term of the contract at contracted rates. Revenues generated from the Company’s online travel agencies are recorded when the reservation is made and secured with a credit card, net of estimated future cancellations for air revenues, and when travel is completed for non-air bookings (either on receipt of commissions or on notification of entitlement).

Vehicle Services

Vehicle Rental Business. The Company operates and franchises the Avis and Budget rental systems, providing vehicle rentals to business and leisure travelers. Revenue from vehicle rentals is recognized over the period the vehicle is rented. Franchise revenue principally consists of royalties, as well as marketing fees, received from the Company’s franchisees in conjunction with vehicle rental transactions. Royalty and marketing fees are accrued as the underlying franchisee revenue is earned (generally over the rental period of a vehicle).

Leased Vehicle Business. The Company provides fleet management services to corporate clients and government agencies. These services include management and leasing of vehicles and other fee-based services for clients’ vehicle fleets. The Company leases vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the customer bears substantially all of the vehicle’s residual value risk. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle’s residual value risk. The lease term under the open-end lease agreement provides for a minimum lease term of twelve months and after the minimum term, the lease may be continued at the lessee’s election for successive monthly renewals. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenue contains an interest component, which is recognized using an interest method based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are typically based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

The Company also sells certain of its leases to a syndicate of third party banks and individual financial institutions. When the Company sells such portfolios, it is selling the underlying vehicles and assigning any rights to the leases, including future leasing revenues, to the syndicating institution. Upon transfer of title and assignment of rights associated with the lease, the Company records the proceeds from the sale as revenue and recognizes an expense for the unamortized cost of the vehicles sold. Under certain syndication agreements, the Company retains some residual risk in connection with the fair value of the vehicle at lease termination. During 2004, the Company recorded $150 million of lease syndication revenue within its Consolidated Statement of Income.

Fuel Card Business. The Company provides payment processing and information management services to the vehicle fleet industry. The Company earns revenue by processing payments to major oil companies, fuel retailers and vehicle maintenance providers on behalf of the Company’s customers and the customers of the Company’s strategic relationships. The Company enters into agreements with the major oil companies, fuel retailers and vehicle maintenance providers for the acceptance of purchases of products and services by the customers serviced by the Company, and the terms and conditions of the fees assessed by the Company for processing these payments. The fee charged to the major oil company, fuel retailer or vehicle maintenance provider is generally based upon a percentage of the amount purchased by the customers serviced by the

Company; however, it may be based on a fixed amount charged per transaction or a combination of both. The processing fee is deducted from the Company’s payment to the major oil company, fuel retailer or vehicle maintenance provider or for the amount purchased by the Company’s customer or the customer of the Company’s strategic relationships and recorded as payment processing revenue at the time the transaction is captured. Revenue for other services is generally recognized as the Company fulfills its contractual service obligations.

Marketing Services

Loyalty/Insurance Marketing. The Company markets and administers insurance products, primarily accidental death and dismemberment insurance, and provides services such as checking account enhancement packages, various financial products and discount programs, to financial institutions, which, in turn, provide these services to their customers. Commissions received from the sale of checking account enhancement packages, various financial products and discount programs are recognized as revenue ratably over the period during which services are provided. Commission revenues received from the carrier for accidental death and dismemberment insurance and other insurance products are received and recognized during the underlying policy period. For the accidental death and dismemberment insurance product, the Company also receives a share of the excess of premiums paid to insurance carriers less claims experience to date, claims incurred but not reported, reinsurance costs and carrier administrative fees. The Company’s share of this excess is accrued based on claims experience to date, including an estimate of claims incurred but not reported.

Individual Membership. The Company provides consumers a variety of membership programs offering discounted products and services in areas such as retail shopping, auto, dining, travel, home improvement and credit information. The Company generally recognizes membership revenue when associated membership fees are no longer subject to refund, or ratably over the membership period for membership fees that are subject to a pro-rata refund. Revenues generated from monthly memberships are recognized in the month the membership fees are earned.

Vehicle Depreciation, Lease Charges and Interest, Net

Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from vehicle manufacturers.

Rental Vehicles. The Company acquires the majority of its rental vehicles pursuant to repurchase programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase vehicles at a specified price and date, subject to certain eligibility criteria (such as car condition and mileage requirements). These contractual guaranteed residual values are intended to equal the net book value of the vehicles on the date of return to the manufacturers, thereby minimizing any gain or loss on the sale of the vehicles. The Company records depreciation expense for any expected deficiency in the contracted guaranteed residual values due to excessive wear or damages. At December 31, 2004, the Company estimates that the difference between the contracted guaranteed residual value and the actual amount to be received from the manufacturers is $61 million. Such amount will be depreciated in a manner consistent with the depreciation charges to be taken over the anticipated remaining holding period.

Rental vehicles are depreciated on a straight-line basis giving consideration to the contractual guaranteed residual values and the number of months between the original purchased date of the vehicle and the expected sale date of the vehicle back to the manufacturers. For 2004, 2003 and 2002, rental vehicles were depreciated at rates ranging from 7% to 26% per annum with the objective of minimizing any gain or loss on the sale of the vehicles. Upon disposal of the vehicles, depreciation expense is adjusted for any difference between the net proceeds from the sale and the remaining book value. As market conditions change, the Company adjusts its depreciation rates prospectively, over the remaining holding period, to reflect these changes in market conditions.

Leased Vehicles. Leased vehicles are principally depreciated on a straight-line basis over a term that generally ranges from 3 to 6 years. Gains or losses on the sale of vehicles under closed-end leases are reflected as an adjustment to depreciation expense.

Advertising Expenses

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within marketing and reservation expenses on the Company’s Consolidated Statements of Income, were approximately $1.7 billion, $1.5 billion and $1.2 billion in 2004, 2003 and 2002, respectively.

Income Taxes

The Company’s provision for income taxes is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded concurrently as reductions to the Company’s provision for income taxes while increases to the valuation allowance result in additional provision. However, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded concurrently through goodwill rather than the provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company’s estimate of future taxable income may require an addition or reduction to the valuation allowance.

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

Derivative Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in foreign currency exchange rates and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

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

The Company is also party to certain contracts containing embedded derivatives. As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” certain embedded derivatives have been bifurcated from their host contracts and are recorded at fair value in the Consolidated Balance Sheets. The total fair value of the Company’s embedded derivatives and changes in fair value during 2004, 2003 and 2002 were not material to the Company’s results of operations or financial position.

Investments

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company’s non-marketable preferred stock investments are classified as available-for-sale debt securities or accounted for at cost, as appropriate. All other non-marketable securities are carried at cost. Common stock investments in affiliates over which the Company has the ability to exercise significant influence but not a controlling interest are carried on the equity method of accounting. Available-for-sale securities are carried at current fair value with unrealized gains or losses reported net of taxes as a separate component of stockholders’ equity. Trading securities are recorded at fair value with realized and unrealized gains and losses reported currently in earnings.

All of the Company’s short-term investments are included in other current assets on the Company’s Consolidated Balance Sheets and all long-term investments are included in other non-current assets (with the exception of retained interests in securitizations, which are included in assets under management and mortgage programs). All realized gains and losses and preferred dividend income are recorded within other revenues in the Consolidated Statements of Income. Gains and losses on securities sold are based on the specific identification method. Declines in market value that are judged to be “other than temporary” are recorded as a component of impairment of investments in the Consolidated Statements of Income.

The following table summarizes the Company’s investment portfolio:

	As of December 31,
	2004	2003
Retained Interests from Securitizations:
Trading—retained interest in securitized timeshare receivables	$40	$81
Available-for-sale—mortgage-backed securities	47	102
Homestore	22	81
Other	28	34

	$137	$298

Retained Interests from Securitizations. The retained interests from the Company’s securitizations of residential mortgage loans, with the exception of mortgage servicing rights (the accounting for which is described above under “Revenue Recognition—Mortgage”), are classified as available-for-sale mortgage-backed securities and recorded as a component of other assets under management and mortgage programs within the Company’s Consolidated Balance Sheets. The retained interests from the Company’s securitizations of timeshare receivables are classified as trading securities and recorded within timeshare-related assets under management and mortgage programs on the Company’s Consolidated Balance Sheets. Gains or losses relating to the assets securitized are allocated between such assets and the retained interests based on their relative fair values on the date of sale. The Company estimates fair value of retained interests based upon the present value of expected future cash flows, which is subject to the prepayment risks, expected credit losses and interest rate risks of the sold financial assets. See Note 17—Securitizations for more information regarding these retained interests.

Homestore, Inc. The Company’s investment in Homestore was received in exchange for the February 2001 sale of its former move.com and ancillary businesses. This investment was initially accounted for under the equity method of accounting based upon the Company’s ability to influence Homestore. As a result of an other-than-temporary impairment of its investment in Homestore, and its proportionate share of Homestore’s losses, the Company’s investment in Homestore was recorded at zero at December 31, 2002 and 2001.

The Company’s ability to influence Homestore was predicated upon its ownership percentage of Homestore common stock, previous representation by Company management on the board of directors of Homestore and the existence of contractual agreements that were entered into as part of the sale of the Company’s former Internet real estate portal, move.com. With respect to the Company’s ability to influence Homestore due to the existence of the contractual agreements, the Company’s initial relationship originated on June 30, 1998 when it and RealSelect, the predecessor to Homestore, entered into a four year listing license agreement, whereby the Company, among other things, licensed to RealSelect the exclusive rights to display the listings of the CENTURY 21, ERA and Coldwell Banker brands on the realtor.com website. The exclusive listing license was extended an additional 40 years as part of the October 26, 2000 Master Operating Agreement entered into between the Company and Homestore. The Company has never had a direct or indirect controlling financial interest in Homestore.

The Company’s representative on Homestore’s board of directors resigned his seat and, in August 2003, the Company modified and/or terminated many of the contractual agreements it maintained with Homestore. Specifically, Homestore no longer has the exclusive rights to display the listings of the company’s CENTURY 21, ERA and Coldwell Banker brands on its realtor.com website. The Company’s ownership interest on the date that these contractual agreements were modified and/or terminated was approximately 15.2%. Due to the above-mentioned changes, in 2003, the Company changed the method by which it accounts for this investment from the equity method to an available-for-sale marketable security since it no longer had the ability to influence Homestore. The carrying value of the investment on the date of this change was zero due to the impairment previously discussed. During 2004 and 2003, the Company recorded unrealized losses of $19 million and unrealized gains of $81 million, respectively, in connection with changes in the stock price of Homestore, which is recorded within other comprehensive income on the Company’s Consolidated Balance Sheet at December 31, 2004 and December 31, 2003. The Company sold 9.8 million shares of Homestore during 2004 and recognized gains of $40 million within net revenues on its Consolidated Statement of Income. During 2003, the Company sold one million shares of Homestore and recognized gains of $4 million within net revenues on its Consolidated Statement of Income.

As of December 31, 2004, the Company owned approximately 7.3 million shares of Homestore stock, which approximated a 5% ownership interest.

Property and Equipment

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of non-program related depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of non-program related depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are generally 30 years for buildings, from 3 to 20 years for leasehold improvements, from 3 to 8 years for capitalized software and from 3 to 7 years for furniture, fixtures and equipment.

Goodwill and Identifiable Intangible Assets

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values. The Company’s reporting units are one level below the Company’s reportable operating segments, with the exception of the Mortgage Services and Travel Distribution Services segments. The Company’s Hospitality Services segment has four reporting units, while the Company’s Real Estate Franchise and Operations and Marketing Services segments have three reporting units and its Vehicle Services segment has two reporting units. The Mortgage Services and Travel Distribution Services segments have only one reporting unit each. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

The Company performed its initial goodwill impairment assessment on January 1, 2002 in connection with the adoption of SFAS No. 142 and determined that the carrying amounts of its reporting units did not exceed their respective fair values. Accordingly, the initial implementation of this standard on January 1, 2002 did not impact the Company’s results of operations during 2002. Subsequent to the initial assessment, the Company performed its review annually, or more frequently if circumstances indicated impairment may have occurred, and during 2004, 2003 and 2002, determined that no such impairment had occurred.

Impairment or Disposal of Long-Lived Assets

As required by SFAS No. 144, if circumstances indicate an impairment may have occurred, the Company evaluates the recoverability of its long-lived assets including amortizing intangible assets, by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business.

Program Cash

Program cash primarily relates to amounts specifically designated to purchase assets under management and mortgage programs and/or to repay the related debt. Program cash also includes amounts set aside for the collateralization requirements of outstanding debt for the Company’s fleet management and timeshare businesses.

Self-Insurance Reserves

The Consolidated Balance Sheets include approximately $411 million and $380 million of liabilities with respect to self-insured public liability and property damage as of December 31, 2004 and 2003, respectively. The current portion of such amounts is included within accounts payable and other current liabilities and the non-current portion is included in other non-current liabilities. The Company estimates the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).

In addition, at December 31, 2004 and 2003, the Consolidated Balance Sheets include liabilities of approximately $200 million and $190 million, respectively, relating to health and welfare, workers’ compensation and other benefits the Company provides to its employees. The Company estimates the liability required for such benefits based on actual claims outstanding and the estimated cost of claims incurred as of the balance sheet date. These amounts are included within accounts payable and other current liabilities on the Company’s Consolidated Balance Sheets.

Recently Issued Accounting Pronouncements

Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and requires that such exchanges be measured at fair value, with limited exceptions. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception that required nonmonetary exchanges of similar productive assets be recorded on a carryover basis. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt the provisions of SFAS No. 153, as required.

Timeshare Transactions. In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” in connection with the previous issuance of the American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). Based on the guidance provided by SOP 04-2, SFAS No. 152 amends SFAS No. 66, “Accounting for Sales of Real Estate,” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” SOP 04-2, which was also issued in December 2004, is effective for fiscal years beginning after June 15, 2005 and modifies several current accounting practices. SOP 04-2 impacts the revenue recognition of certain sales transactions by clarifying down payment requirements for these types of transactions in addition to reclassifying net rental proceeds associated with developer owned inventory, as a reduction of cost of sales. SOP 04-2 also clarifies how incentives offered to buyers of timeshare credits should be considered when determining when revenue is recognizable, as well as the expenses that can be considered in a company’s deferred revenue calculation. Additionally, SOP 04-2 requires that bad debt expense be recognized as a reduction to revenue, rather than as an operating expense, which is the Company’s current practice. The Company expects to adopt the provisions of SOP 04-2 effective January 1, 2006 as a cumulative effect of a change in accounting principle and is currently assessing the impact of such adoption. While the Company anticipates a negative adjustment to earnings, it is evaluating actions that will mitigate such impact. There is no expected impact to cash flow from the adoption.

Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB No. 25 and by SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R on July 1, 2005. As previously discussed, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148. As a result, the Company has been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002. The Company’s current practice with respect to forfeitures is to recognize the related benefit upon forfeiture of the award. Upon adoption of SFAS No. 123R, the Company will be required to recognize compensation expense net of estimated forfeitures upon the issuance of the award. The Company expects to record a cumulative effect of accounting change to reflect this change in methodology. Although the Company has not yet completed its assessment of adopting SFAS No. 123R, it does not believe that such adoption will significantly affect its earnings, financial position or cash flows.

3.	Discontinued Operations

On June 25, 2004, the Company completed the IPO of Jackson Hewitt, a then wholly-owned subsidiary of the Company within its former Financial Services segment (which was renamed as the Marketing Services segment upon the completion of the IPO). Jackson Hewitt is an operator and franchisor of tax preparation systems and services. In connection with the IPO, the Company received $772 million in cash and recorded a gain of approximately $251 million ($198 million, after tax) in second quarter 2004.

On May 22, 2002, the Company sold NCP, a then wholly-owned subsidiary within its Vehicle Services segment, for approximately $1.2 billion in cash. NCP operated off-street commercial parking facilities and managed on-street parking and related operations on behalf of town and city administration in England.

Summarized statement of income data for discontinued operations is as follows:

	Jackson Hewitt			NCP
	2004	2003	2002	2002
Net revenues	$194	$177	$162	$155

Income from before income taxes	$106	$58	$70	$60
Provision for income taxes	42	23	28	9

Income from discontinued operations, net of tax	$64	$35	$42	$51

Gain (loss) on disposal of discontinued operations	$251			$(236)
Provision for income taxes	53			20

Gain (loss) on disposal of discontinued operations, net of tax	$198			$(256)

Summarized balance sheet data for Jackson Hewitt is as follows:

As of
December 31,
2003
Assets of discontinued operations:
Current assets	$12
Property and equipment	40
Goodwill	403
Other assets	101

Total assets of discontinued operations	$556

Liabilities of discontinued operations:
Current liabilities	$21
Other liabilities	40

Total liabilities of discontinued operations	$61

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2004	2003	2002
Income from continuing operations	$1,820	$1,430	$1,009
Convertible debt interest, net of tax	-	7	8

Income from continuing operations for diluted EPS	$1,820	$1,437	$1,017

Basic weighted average shares outstanding	1,031	1,017	1,019
Stock options, warrants and non-vested shares	31	23	22
Convertible debt
Zero coupon senior convertible contingent notes (*)	2	22	22
Other	-	-	2

Diluted weighted average shares outstanding	1,064	1,062	1,065

Earnings per share:
Basic
Income from continuing operations	$1.77	$1.41	$0.99
Income from discontinued operations	0.06	0.03	0.09
Gain (loss) on disposal of discontinued operations	0.19	-	(0.25)
Cumulative effect of accounting changes	-	(0.29)	-

Net income	$2.02	$1.15	$0.83

Diluted
Income from continuing operations	$1.71	$1.35	$0.95
Income from discontinued operations	0.06	0.03	0.09
Gain (loss) on disposal of discontinued operations	0.19	-	(0.24)
Cumulative effect of accounting changes	-	(0.27)	-

Net income	$1.96	$1.11	$0.80

(*)
Reflects the dilutive impact of the Company’s zero coupon senior convertible contingent notes prior to conversion on February 13, 2004 into shares of Cendant common stock, the impact of which is reflected within basic weighted average shares outstanding from the conversion date forward (20 million shares in 2004).

The following table summarizes the Company’s outstanding common stock equivalents that were antidilutive and therefore excluded from the computation of diluted EPS:

	Year Ended December 31,
	2004	2003	2002
Options (a)	23	113	128
Warrants (b)	-	2	2
Upper DECS (c)	24	40	40

(a)
The decrease in antidilutive options as of December 31, 2004 principally reflects an increase in the average stock price for 2004 ($22.89) compared with 2003 ($16.59) and a reduction in the total number of options outstanding. The weighted average exercise price for antidilutive options at December 31, 2004, 2003 and 2002 was $29.76, $21.65, and $21.44, respectively.

(b)	The weighted average exercise price for antidilutive warrants at December 31, 2003 and 2002 was $21.31.
(c)
Represents the shares that were issuable under the forward purchase contract component of the Company’s Upper DECS securities prior to the settlement of such securities on August 17, 2004, at which time the Company issued

38 million shares of Cendant common stock. The impact of this share issuance is included in basic EPS from the settlement date forward (14 million shares in 2004, due to a partial year impact). However, diluted EPS does not reflect any shares that were issuable prior to August 17, 2004, as the Upper DECS were antidilutive during such period (since the appreciation price of $28.42 was greater than the average price of Cendant common stock).

The Company’s computation of diluted EPS for 2004, 2003 and 2002 also does not reflect the effect of its formerly outstanding 3 7/8% convertible senior debentures, which were redeemed in cash during 2004. These securities could have been converted into approximately 33 million and 50 million shares of Cendant common stock as of December 31, 2003 and 2002, respectively; however, the contingency provisions were not satisfied during such periods. The Company’s computation of diluted EPS for 2002 also does not reflect the effect of its then outstanding zero coupon convertible debentures, which were redeemed in cash principally during 2003, and could have been converted into approximately 105 million shares of Cendant common stock as of December 31, 2002.

5.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of all its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Company’s Consolidated Balance Sheets as adjustments to the purchase price or on the Company’s Consolidated Statements of Income as expenses, as appropriate.

Pending 2005 Acquisitions
Gullivers Travel Associates. On December 16, 2004, the Company announced that it had agreed to acquire Donvand Limited, which operates under the name Gullivers Travel Associates and Octopus Travel Group Limited (collectively, “Gullivers”) for approximately $1.1 billion in cash, net of estimated cash acquired. Gullivers is a wholesaler of hotel rooms, destination services, travel packages and group tours and a global online provider of lodging and destination services, selling directly to consumers as well as through third party affiliates and airlines. The completion of the transaction is subject to certain conditions, including regulatory approval. The Company expects to complete the acquisition in April 2005.

ebookers plc. On December 2, 2004, the Company announced that it had agreed to acquire ebookers plc (“ebookers”) for approximately $295 million, net of estimated cash acquired. As part of this acquisition, the Company also expects to assume approximately $35 million of debt. ebookers is an online travel agency with Web sites servicing 13 European countries, offering a wide range of discount and standard price travel products including airfares, hotels, car rental, cruises and travel insurance. The completion of the transaction is subject to certain conditions, including approval by ebookers’ shareholders and regulatory approval. The Company expects to complete the acquisition in first quarter 2005.

Consummated 2004 Acquisitions
Orbitz, Inc. On November 12, 2004, the Company acquired Orbitz, Inc. (“Orbitz”), an online travel company. Management believes that the addition of Orbitz to the Company’s portfolio of travel distribution businesses places the Company in a leading competitive position in the domestic online travel distribution business.

The preliminary allocation of the purchase price is summarized as follows:

Amount
Cash consideration	$1,226
Fair value of converted options	2
Transaction costs and expenses	35

Total purchase price	1,263
Less: Historical value of assets acquired in excess of liabilities assumed	204
Less: Fair value adjustments	331

Excess purchase price over fair value of assets acquired and liabilities assumed	$728

The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Amount
Allocation of purchase price to identifiable intangible assets (a)	$201
Deferred tax assets for book-tax basis differences	465
Costs associated with exiting activities (b)	(15)
Fair value adjustments to:
Assets acquired	(5)
Liabilities assumed (c)	(315)

Total fair value adjustments	$331

(a)
Represents (i) $162 million of indefinite-lived trademarks associated with the Company’s exclusive right to use the Orbitz name, (ii) $23 million of customer relationships with a weighted average life of 7 years and (iii) $16 million of software-based intangible assets with a weighted average life of 10  years.

(b)
As part of the acquisition, the Company’s management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Orbitz, which will be achieved through the involuntarily termination of certain Orbitz employees. The Company formally communicated the termination of employment to approximately 40 employees, representing a wide range of employee groups, and as of December 31, 2004, the Company had terminated approximately 30 of these employees. As a result of these actions, the Company initially established a liability of $15 million related to personnel related costs. As of December 31, 2004, cash payments of $8 million had been made to reduce such liability. The Company anticipates the remainder of the personnel related costs will be paid during 2005.

(c)
Primarily represents (i) amounts due to former Orbitz owners related to a pre-existing tax sharing agreement for which the Company has determined payment is probable as a result of its expected utilization of Orbitz tax benefits (Orbitz had not established a liability for this tax sharing agreement as it did not expect to be able to utilize the associated benefits within the statutory periods) and (ii) costs associated with certain Orbitz contracts containing unfavorable terms.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of Orbitz:

Amount
Cash	$160
Other current assets	72
Property and equipment	19
Intangible assets	201
Goodwill	728
Other non-current assets	523

Total assets acquired	1,703

Total current liabilities	104
Total non-current liabilities	336

Total liabilities assumed	440

Net assets acquired	$1,263

The goodwill, all of which is expected to be deductible for tax purposes, was assigned to the Company’s Travel Distribution Services segment.

As previously discussed, the preliminary allocation of the purchase price is subject to revision upon receipt of final analyses and information. The Company continues to gather information and work with its third party experts concerning the valuation of its assets acquired and liabilities assumed (including its identified intangible assets and their associated lives).

Trilegiant Loyalty Solutions. On January 30, 2004, the Company acquired Trilegiant Loyalty Solutions, Inc. (“TLS”), a wholly-owned subsidiary of TRL Group, for approximately $20 million in cash. TLS offers wholesale loyalty enhancement services primarily to credit card issuers. The Company has been consolidating the results of TLS (as a component of TRL Group) since July 1, 2003 pursuant to FIN 46. This acquisition resulted in goodwill of $7 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Marketing Services segment, with the balance assigned to identifiable intangible assets having finite lives. Management believes that this acquisition enables the Company to build long-term, measurable customer loyalty through the development of value-added programs.

Sotheby’s International Realty. On February 17, 2004, the Company acquired the domestic residential real estate brokerage operations of Sotheby’s International Realty and obtained the rights to create a Sotheby’s International Realty franchise system pursuant to an agreement to license the Sotheby’s International Realty brand in exchange for a license fee to Sotheby’s Holdings, Inc., the former parent of Sotheby’s International Realty. Such license agreement has a 50-year initial term and a 50-year renewal option. The total cash purchase price for these transactions was approximately $100 million. These transactions resulted in goodwill (based on the preliminary allocation of the purchase price) of $51 million, all of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Real Estate Franchise and Operations segment. Management believes that this acquisition enhances the Company’s role in the market place as a premier real estate brokerage firm and increases exposure to high net worth families throughout the United States.

First Fleet Corporation. On February 27, 2004, the Company acquired First Fleet Corporation (“First Fleet”), a national provider of fleet management services to companies that maintain private truck fleets, for approximately $26 million, including $4 million of contingent consideration payable in first quarter 2005 and net of cash acquired of $10 million. This acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $26 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Vehicle Services segment. Management believes this acquisition enhances the Company’s position as a leading provider of leasing and services to truck fleets.

Flairview Travel. On April 2, 2004, the Company acquired Flairview Travel (“Flairview”), a leading online hotel distributor that specializes in the distribution of international hotel content throughout Europe and the Asia Pacific region, for approximately $88 million, including $38 million of contingent consideration payable in first quarter 2005 and net of cash acquired of $26 million. This acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $87 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Travel Distribution Services segment. Management believes that this acquisition enhances the Company’s growing global travel portfolio and accelerates the planned international expansion of its online travel offerings.

Landal GreenParks. On May 5, 2004, the Company acquired Landal GreenParks (“Landal”), a Dutch vacation rental company that specializes in the rental of privately owned vacation homes located in European holiday parks, for approximately $81 million in cash, net of cash acquired of $22 million. As part of this acquisition, the Company also assumed approximately $78 million of debt. This acquisition resulted in goodwill of $45 million (based on the preliminary allocation of the purchase price as of December 31, 2004), of which approximately $10 million is expected to be deductible for tax purposes. Management believes that this acquisition offers the Company both increased access to the important Dutch and German consumer markets as well as rental properties in high demand locations.

Other. During 2004, the Company also acquired 21 other real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for approximately $115 million in cash. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. In addition, the Company acquired 35 other individually non-significant businesses, primarily car rental licensees, during 2004 for aggregate consideration of approximately $179 million in cash. The goodwill resulting from the preliminary allocations of the purchase prices of these acquisitions aggregated $185 million and was allocated as follows:

Amount
Real Estate Franchise and Operations	$110
Mortgage Services	5
Hospitality Services	31
Travel Distribution Services	6
Vehicle Services	33

$185

These acquisitions were not significant to the Company’s results of operations, financial position or cash flows on a pro forma basis individually or in the aggregate. The Company continues to gather information and work with its third-party experts concerning the valuation of identified intangible assets and their associated lives in connection with these acquisitions.

2003 Acquisitions

FFD Development Company, LLC. On February 3, 2003, the Company acquired all of the common interests of FFD Development Company, LLC (“FFD”) from an independent business trust for approximately $27 million in cash. As part of this acquisition, the Company also assumed approximately $58 million of debt, which was subsequently repaid. The allocation of the purchase price resulted in goodwill of approximately $16 million, none of which is expected to be deductible for tax purposes. Such goodwill was allocated to the Company’s Hospitality Services segment. FFD was formed prior to the Company’s April 2001 acquisition of Fairfield Resorts, Inc. (“Fairfield”) and was the primary developer of timeshare inventory for Fairfield.

Trip Network, Inc. On March 31, 2003, the Company acquired a majority interest in Trip Network, Inc. (“Trip Network”) through the conversion of its preferred stock investment and, on April 1, 2003, the Company acquired all of the remaining common stock for $4 million in cash. To determine the goodwill to be recorded in connection with this acquisition, the Company’s basis in Trip Network was adjusted for $2 million of transaction-related expenses, its $17 million preferred stock investment and its $33 million deferred tax asset related to the initial funding of Trip Network. Accordingly, the Company’s total basis in Trip Network was $56 million. Together with $21 million of historical value of liabilities assumed in excess of assets acquired and insignificant fair value adjustments, the Company recorded $73 million of goodwill, none of which is expected to be deductible for tax purposes. Such goodwill was allocated to the Travel Distribution Services segment. Trip Network is an online travel agent.

Other. During 2003, the Company also acquired 19 real estate brokerage operations through its wholly-owned subsidiary, NRT, for approximately $123 million (including $14 million of contingent consideration for targets achieved in 2004). The acquisition of real estate brokerages by NRT is a core part of its growth strategy. The Company also acquired 10 other non-significant businesses during 2003 for aggregate consideration of approximately $33 million in cash.

The goodwill resulting from the allocations of the purchase prices of these acquisitions aggregated $147 million and was allocated as follows:

Amount
Real Estate Franchise and Operations	$118
Mortgage Services	2
Travel Distribution Services	17
Vehicle Services	8
Marketing Services	2

$147

These acquisitions were not significant to the Company’s results of operations, financial position or cash flows on a pro forma basis individually or in the aggregate.

2002 Acquisitions

NRT Incorporated. On April 17, 2002, the Company acquired all of the outstanding common stock of NRT, the largest residential real estate brokerage firm in the United States, for $230 million. The acquisition consideration was funded through an exchange of 11.5 million shares of CD common stock then-valued at $216 million, which included approximately 1.5 million shares of CD common stock then-valued at $30 million in exchange for existing NRT options. As part of the acquisition, the Company also assumed approximately $320 million of NRT debt, which was subsequently repaid. Prior to the acquisition, NRT operated as a joint venture between the Company and Apollo Management, L.P. that acquired independent real estate brokerages, converted them to one of the Company’s real estate brands and operated them under the brand pursuant to two 50-year franchise agreements with the Company. Management believes that NRT as a wholly-owned subsidiary of the Company will be a more efficient acquisition vehicle and achieve greater financial and operational synergies. The acquisition of NRT resulted in goodwill of approximately $1.6 billion, of which $160 million is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Real Estate Franchise and Operations segment.

Trendwest Resorts, Inc. On April 30, 2002, the Company acquired approximately 90% of the outstanding common stock of Trendwest Resorts, Inc. (“Trendwest”) for $849 million, approximately $804 million of which was in CD common stock (approximately 42.6 million shares). As part of the acquisition, the Company assumed $89 million of Trendwest debt, of which $78 million was subsequently repaid. The Company purchased the remaining 10% of the outstanding Trendwest shares in a merger on June 3, 2002 for approximately 4.8 million shares of CD common stock aggregating $87 million. The minority interest recorded in connection with Trendwest’s results of operations between April 30, 2002 and June 3, 2002 was not material. Trendwest markets, sells and finances vacation ownership interests. Management believes that this acquisition will provide the Company with significant geographic diversification and global presence in the timeshare industry. The acquisition of Trendwest resulted in goodwill of $687 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Hospitality Services segment.

Budget Group, Inc. On November 22, 2002, the Company acquired substantially all of the domestic assets of the vehicle rental business of Budget Group, Inc. (“Budget”), as well as selected international operations, for approximately $109 million in cash plus $44 million of transaction costs and expenses. As part of the acquisition, the Company also assumed approximately $2.4 billion of Budget’s asset-backed vehicle related debt, which the Company subsequently repaid. Management believes that Budget is a complementary fit with its other leisure services through its hotel, timeshare and travel distribution companies. The acquisition of Budget resulted in goodwill of $439 million, of which approximately $355 million is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Vehicle Services segment.

Other. Subsequent to the Company’s acquisition of NRT on April 17, 2002, NRT acquired 20 other residential real estate brokerage operations for approximately $399 million, including Arvida Realty Services for approximately $160 million and The DeWolfe Companies for approximately $146 million. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. The Company also acquired 16 other non-significant businesses during 2002 for aggregate consideration of approximately $573 million in cash, including (i) Equivest Finance, Inc., a timeshare developer, for approximately $98 million; (ii) three European distribution partners of our Galileo subsidiary for approximately $125 million; (iii) Novasol AS, a marketer of privately owned vacation properties in Europe, for approximately $66 million and (iv) 11 other businesses for approximately $247 million primarily within the Hospitality and Travel Distribution segments. None of these acquisitions were significant to the Company’s results of operations or financial position individually or in the aggregate.

The goodwill resulting from the allocations of the purchase prices of these acquisitions aggregated $668 million and was allocated as follows:

Amount
Real Estate Franchise and Operations	$204
Mortgage Services	37
Hospitality Services	257
Travel Distribution Services	157
Vehicle Services	13

$668

Pro Forma Results of Operations

Net revenues, income from continuing operations, net income and the related per share data for 2002 would have been as follows had the acquisitions of NRT and Trendwest occurred on January 1, 2002:

(Unaudited)
Year Ended
December 31,
2002
Net revenues	$14,976
Income from continuing operations	961
Net income	798
Pro forma earnings per share:
Basic
Income from continuing operations	$0.94
Net income	0.78
Diluted
Income from continuing operations	$0.91
Net income	0.76

These pro forma results do not give effect to any synergies expected to result from the acquisitions of NRT or Trendwest. These pro forma results are not necessarily indicative of what actually would have occurred if these acquisitions had been consummated on January 1, 2002, nor are they necessarily indicative of future consolidated results.

Utilization of Purchase Accounting Liabilities for Exiting Activities

In connection with the acquisition of Budget, the Company established purchase accounting liabilities in prior periods for costs associated with exiting activities that are currently in progress. The recognition of such costs and the corresponding utilization are summarized by category as follows:

	Personnel	Contract	Facility
	Related	Terminations	Related	Total
Costs and balance at December 31, 2002	$35	$6	$7	$48
Cash payments	(28)	-	(4)	(32)
Additions	6	-	14	20

Balance at December 31, 2003	13	6	17	36
Cash payments	(8)	(6)	(8)	(22)
Other reductions	(2)	-	(1)	(3)

Balance at December 31, 2004	$3	$-	$8	$11

The principal cost reduction opportunity resulting from these exit activities is the relocation of the corporate headquarters of Budget. In connection with this initiative, the Company has relocated selected Budget employees, terminated other Budget employees and abandoned certain facilities primarily related to reservation processing and administrative functions. As a result, the Company incurred severance and other personnel costs related to the termination or relocation of employees, as well as facility-related costs primarily representing future lease payments for abandoned facilities. The adjustments recorded during 2003 represent the finalization of estimates made at the time of acquisition. The Company formally communicated the termination of employment to approximately 1,800 employees, representing a wide range of employee groups, and as of December 31, 2004, the Company had terminated substantially all of these employees. The Company anticipates that the majority of the remaining facility related costs will be paid through 2007.

Acquisition And Integration Related Costs

Amortization of Pendings and Listings. During 2004, 2003 and 2002, the Company amortized $16 million, $20 million and $256 million of its contractual pendings and listings intangible assets acquired in connection with the acquisitions of NRT, Trendwest and other real estate brokerages. Of the 2003 and 2002 amounts, approximately $17 million and $235 million, respectively, related to the acquisitions of NRT and its subsequent acquisitions of real estate brokerage businesses, while $3 million and $21 million, respectively, related to the acquisition of Trendwest. The Company segregated the pendings and listings amortization to enhance the comparability of its results of operations since these intangible assets are amortized over a short period of time (generally four to five months).

Other. During 2004, 2003, and 2002, the Company incurred other acquisition and integration related costs of $5 million, $34 million and $29 million, respectively. The 2004 amount is comprised of $17 million of costs primarily associated with the integration of Budget’s information technology systems with the Company’s platform, the integration of Orbitz and the integration of real estate brokerages acquired by NRT, partially offset by the reversal of a previously established $12 million accrual, which resulted from the termination of a lease on more favorable terms than originally anticipated. The 2003 amount primarily related to the integration of Budget’s information technology systems into the Company’s platform and revisions to the Company’s original estimate of costs to exit a facility in connection with the outsourcing of its data operations. The 2002 amount primarily related to the acquisition and integration of NRT.

6.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2004			As of December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets
Franchise agreements (a)	$1,154	$366	$788	$1,141	$330	$811
Customer lists (b)	556	169	387	543	149	394
Below market contracts acquired (c)	103	39	64	80	32	48
License agreement (d)	47	2	45	-	-	-
Pendings and listings (e)	5	2	3	22	17	5
Other (f)	109	11	98	59	9	50

	$1,974	$589	$1,385	$1,845	$537	$1,308

Unamortized Intangible Assets
Goodwill	$11,925			$10,716

Trademarks (g)	$1,357			$1,003

(a)	Generally amortized over periods ranging from 20 to 40 years.
(b)	Amortized over periods ranging from 3 to 25 years.
(c)
Represents contracts acquired with economic terms below market rates on the date of acquisition, which are amortized over the remaining life of the underlying agreement, generally ranging from 12 to 30 years.

(d)	Amortized over 50 years.
(e)	Amortized over 4 to 5 months (the closing period of the underlying contracts).
(f)	Generally amortized over periods ranging from 6 to 20 years.
(g)
Comprised of various tradenames (including the Avis, Budget, Ramada, Days Inn, Galileo and Orbitz tradenames) that the Company has acquired and which distinguish the Company’s consumer services as market leaders. These tradenames are expected to generate future cash flows for an indefinite period of time. The change in the balance at December 31, 2004 principally reflects (i) the Company’s acquisition of Orbitz, which provided the Company with the exclusive rights to the Orbitz tradename, (ii) the Company’s purchase of Marriott International Inc.’s (“Marriott”) interest in Two Flags Joint Venture LLC in April 2004, which provided the Company with the exclusive rights to the domestic Ramada and Days Inn tradenames and (iii) the Company’s purchase of the exclusive rights to the international Ramada tradename from Marriott in December 2004.

The changes in the carrying amount of goodwill are as follows:

		Goodwill		Adjustments		Foreign
	Balance at	Acquired		to Goodwill		Exchange		Balance at
	January 1,	during		Acquired		and		December 31,
	2004	2004		during 2003		Other		2004
Real Estate Franchise and Operations	$2,696	$161	(a)	$22	(g)	$15	(h)	$2,894
Mortgage Services	80	5	(b)	-		(2	) (i)	83
Hospitality Services	2,514	76	(c)	-		35	(j)	2,625
Travel Distribution Services	2,555	821	(d)	1		(24	) (i)	3,353
Vehicle Services	2,653	59	(e)	-		2	(j)	2,714
Marketing Services	218	7	(f)	-		31	(i)	256

Total Company	$10,716	$1,129		$23		$57		$11,925

(a)	Primarily relates to the acquisitions of Sotheby’s International Realty and real estate brokerages by NRT (January 2004 and forward).
(b)	Relates to the acquisition of the mortgage operations of a real estate brokerage by NRT (May 2004).
(c)	Primarily relates to the acquisition of Landal and Canvas Holidays Limited (October 2004).
(d)	Primarily relates to the acquisitions of Orbitz and Flairview.
(e)	Primarily relates to the acquisitions of First Fleet and Budget licensees (February 2004 and forward).
(f)	Relates to the acquisition of TLS.
(g)	Relates to the acquisitions of real estate brokerages by NRT (April 2003 and forward), including earnout payments.
(h)	Primarily relates to earnout payments for acquisitions of real estate brokerages by NRT.
(i)	Primarily relates to settlements with the respective tax authorities and changes in tax basis of acquired assets.
(j)	Primarily relates to foreign exchange translation adjustments.

Amortization expense relating to all intangible assets, excluding mortgage servicing rights (see Note 7—Mortgage Activities), was as follows:

	Year Ended December 31,
	2004	2003	2002
Franchise agreements (a)	$36	$36	$41
Customer lists (a)	36	35	36
Below market contracts acquired (a)	10	7	10
License agreement (a)	2	-	-
Pendings and listings (b)	16	20	256
Other (a)	9	3	5

Total	$109	$101	$348

(a)	Included as a component of non-program related depreciation and amortization on the Company’s Consolidated Statements of Income.
(b)	Included as a component of acquisition and integration related costs on the Company’s Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets (excluding mortgage servicing rights) as of December 31, 2004, the Company expects related amortization expense for the five succeeding fiscal years to approximate $90 million, $90 million, $70 million, $70 million and $60 million, respectively.

7.	Mortgage Activities

The activity in the Company’s residential mortgage loan servicing portfolio consisted of:

	Year Ended December 31,
	2004	2003	2002
Balance, January 1	$136,427	$114,079	$97,205
Additions	34,539	63,870	47,045
Payoffs/curtailments	(32,200)	(54,079)	(35,514)
Purchases, net	4,290	12,557	5,343

Balance, December 31, (*)	$143,056	$136,427	$114,079

(*)
Does not include approximately $2.7 billion, $2.2 billion and $1.8 billion of home equity mortgages serviced by the Company as of December 31, 2004, 2003 and 2002, respectively. The weighted average note rate on all the underlying mortgages within this servicing portfolio was 5.4%, 5.4% and 6.2% as of December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the MSR portfolio had a weighted average life of approximately 4.5 years.

Approximately $6.5 billion (approximately 5%) of loans within this servicing portfolio as of December 31, 2004 were sold with recourse. The majority of the loans sold with recourse (approximately $5.9 billion of the $6.5 billion) represent sales under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of the mortgage loans. For these loans, the Company records an allowance for estimated losses, which is determined based upon the Company’s history of actual loss experience under the program. Such allowance and the related activity is not significant to the Company’s results of operations or financial position.

The activity in the Company’s capitalized MSR asset consisted of:

	Year Ended December 31,
	2004		2003		2002
Balance, January 1	$2,015		$1,883		$2,081
Additions, net	498		1,008		928
Changes in fair value	-		168		(540)
Amortization	(320)		(700)		(468)
Sales	(5)		(29)		(26)
Permanent impairment	(11)		(315)		(92)

Balance, December 31,	2,177		2,015		1,883

Valuation allowance
Balance, January 1,	(374)		(503)		(144)
Additions	(207	) (a)	(193	) (b)	(454	) (c)
Reductions	1		7		3
Permanent impairment	11		315		92

Balance, December 31,	(569)		(374)		(503)

Mortgage Servicing Rights, net	$1,608		$1,641		$1,380

(a)	Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which is $123 million and the diluted effect of which is $0.12 per share.
(b)	Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which was $115 million and the diluted effect of which was $0.11 per share.
(c)
Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which was $290 million and the diluted effect of which was $0.27 per share. Approximately $275 million ($175 million, after tax or $0.16 per diluted share) of this amount resulted from reductions in interest rates and an acceleration in loan prepayments, as well as an update to the Company’s loan prepayment model, all of which occurred during third quarter 2002.

The MSR asset is subject to substantial interest rate risk as the mortgage notes underlying the asset permit the borrowers to prepay the loans. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company primarily uses a combination of derivative instruments to offset expected changes in fair value of its MSR asset that could affect reported earnings. Beginning in 2004, the Company designated the full change in fair value of its MSR asset as the hedged risk and, as a result, discontinued hedge accounting treatment until such time that the documentation required to support the assessment of hedge effectiveness on a full fair value basis could be completed. During 2004, all of the derivatives associated with the MSR asset were designated as freestanding derivatives. The net activity in the Company’s derivatives related to mortgage servicing rights consisted of:

	Year Ended December 31,
	2004		2003	2002
Net balance, January 1,	$85	(a)	$385	$100
Additions, net	560		402	389
Changes in fair value	117		(5)	655
Sales/proceeds received	(702)		(697)	(759)

Net balance, December 31,	$60	(b)	$85 (a)	$385

(a)
The net balance represents the gross asset of $316 million (recorded within other assets under management and mortgage programs on the accompanying Consolidated Balance Sheet) net of the gross liability of $231 million

(recorded within other liabilities under management and mortgage programs on the accompanying Consolidated Balance Sheet).
(b)
The net balance represents the gross asset of $79 million (recorded within other assets under management and mortgage programs on the accompanying Consolidated Balance Sheet) net of the gross liability of $19 million (recorded within other liabilities under management and mortgage programs on the accompanying Consolidated Balance Sheet).

The net impact to the Company’s Consolidated Statements of Income resulting from changes in the fair value of the Company’s MSR asset and the related derivatives, was as follows:

	Year Ended December 31,
	2004	2003	2002
Adjustment of MSR asset under hedge accounting	$-	$168	$(540)
Net gain (loss) on derivatives related to MSR asset	117	(5)	655

Net gain	117	163	115
Provision for MSR asset valuation allowance	(207)	(193)	(454)

Net impact	$(90)	$(30)	$(339)

8.	Franchising and Marketing/Reservation Activities

Franchising revenues are comprised of the following:

	Year Ended December 31,
	2004	2003	2002
Real estate brokerage offices (*)	$469	$394	$412
Lodging properties	206	198	204
Vehicle rental locations	43	41	18

Total	$718	$633	$634

(*)
Amounts exclude $355 million, $303 million and $211 million of royalties primarily paid by NRT to the Company’s real estate franchise business during 2004, 2003 and 2002, respectively, which were eliminated in consolidation. The 2004, 2003 and 2002 amounts are net of annual rebates to the Company’s real estate brokers of $104 million, $80 million and $59 million, respectively. The Company’s real estate franchisees may receive rebates on their royalty payments. Such rebates are based upon the amount of commission income earned during a calendar year. Each brand has several rebate schedules currently in effect.

Such franchising revenues included initial franchise fees as follows:

	Year Ended December 31,
	2004	2003	2002
Real estate brokerage offices	$8	$9	$8
Lodging properties	6	7	5

Total	$14	$16	$13

The number of Company-owned and franchised outlets in operation are as follows:

	Year Ended December 31,
	2004	2003	2002
Company-owned
Real estate brokerage offices	999	956	950
Vehicle rental locations
Avis brand	1,084	982	964
Budget brand	825	859	729
Franchised
Real estate brokerage offices	12,721	11,784	11,716
Lodging properties	6,399	6,402	6,513
Vehicle rental locations
Avis brand	851	820	814
Budget brand	1,345	1,496	1,417

The Company also receives marketing and reservation fees primarily from its lodging franchisees and marketing fees from its real estate franchisees, which are calculated based on a specified percentage of gross room revenues or based on a specified percentage of gross closed commissions earned on the sale of real estate, subject to certain minimum and maximum payments. Such fees totaled $212 million, $206 million and $202 million during 2004, 2003 and 2002, respectively, and were included within service fees and membership revenues on the Consolidated Statements of Income. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes and, in the case of lodging and car rental franchisees, the operation of a centralized brand-specific reservation system for the respective franchisees. Such fees are controlled by the Company until disbursement.

In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

9.	Vehicle Rental and Leasing Activities

The components of the Company’s vehicle-related assets under management and mortgage programs are comprised of the following:

	As of December 31,
	2004		2003
	Rental	Leasing	Rental	Leasing
Rental vehicles	$6,997	$-	$6,177	$-
Vehicles under open-end operating leases	-	6,322	-	5,429
Vehicles under closed-end operating leases	-	187	-	156

Vehicles held for rental/leasing	6,997	6,509	6,177	5,585
Vehicles held for sale	49	12	58	13

	7,046	6,521	6,235	5,598
Less: Accumulated depreciation	(671)	(2,929)	(525)	(2,323)

Total investment in vehicles	6,375	3,592	5,710	3,275
Plus: Investment in Cendant Rental Car Funding (*)	349	-	361	-
Plus: Receivables under direct financing leases	-	173	-	129
Plus: Fuel card related receivables	-	419	-	282
Plus: Receivables from manufacturers	348	-	386	-

Total vehicle-related, net	$7,072	$4,184	$6,457	$3,686

(*)	Represents the equity issued by Cendant Rental Car Funding to the Company. See Note 16—Debt Under Management and Mortgage Programs for more information.

The components of vehicle depreciation, lease charges and interest, net are summarized below:

	Year Ended December 31,
	2004		2003		2002
	Rental	Leasing	Rental	Leasing	Rental	Leasing
Depreciation expense	$941	$1,158	$942	$1,089	$673	$1,069
Interest expense, net (*)	244	114	265	87	211	106
Lease charges	58	-	54	-	30	-
(Gain) loss on sales of vehicles, net	(11)	(2)	50	-	5	-

	$1,232	$1,270	$1,311	$1,176	$919	$1,175

(*)
Vehicle rental amounts are net of vehicle interest income of $4 million, $5 million and $4 million during 2004, 2003 and 2002, respectively. Fleet leasing amounts are net of vehicle interest income of $3 million, $4 million and $4 million during 2004, 2003 and 2002, respectively.

At December 31, 2004, future minimum lease payments to be received on the Company’s open-end and closed-end operating leases (which do not reflect interest to be received as such interest is based upon variable rates) are as follows:

Year	Amount
2005	$1,068
2006	893
2007	691
2008	363
2009	234
Thereafter	343

$3,592

The Company sells interests in operating leases and the underlying vehicles to two independent Canadian third parties. The Company repurchases the leased vehicles and then leases such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon amount, which is typically 7.0% of the total lease payments. The total subordinated interest under these leasing arrangements, as recorded on the Consolidated Balance Sheets at December 31, 2004 and 2003, was $29 million and $27 million, respectively. The Company recognized $7 million, $6 million and $6 million of net revenues related to these securitizations during 2004, 2003 and 2002, respectively.

10.	Litigation and Related Costs

During 2004, 2003 and 2002, the Company recorded net (credits) charges of ($33) million, $11 million and $103 million, respectively, for litigation and related costs incurred in connection with the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc. (“CUC”). The 2004 amount represents $60 million of previously established liabilities relating to severance and other termination benefits for which the Company no longer believes it is liable, partially offset by costs related to ongoing investigations into the CUC accounting irregularities. The 2003 amount represents investigation costs, partially offset by a credit of $17 million primarily related to proceeds received from insurance recoveries. The 2002 amount represents investigation costs, partially offset by a credit of $42 million related to a recovery under the Company’s directors’ and officers’ liability insurance policy in connection with derivative actions arising from former CUC related litigation.

11.	Income Taxes

The income tax provision consists of the following:

	Year Ended December 31,
	2004	2003	2002
Current
Federal	$146	$186	$(59)
State	(13)	31	14
Foreign	93	59	53

	226	276	8

Deferred
Federal	375	393	472
State	125	44	36
Foreign	2	9	-

	502	446	508

Provision for income taxes	$728	$722	$516

Pre-tax income for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2004	2003	2002
Domestic	$2,106	$1,752	$1,164
Foreign	448	421	383

Pre-tax income	$2,554	$2,173	$1,547

Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2004	2003
Current deferred income tax assets:
Litigation settlement and related liabilities	$30	$42
Accrued liabilities and deferred income	250	415
Provision for doubtful accounts	94	85
Acquisition and integration-related liabilities	64	17
Other	103	60

Current deferred income tax assets	541	619

Current deferred income tax liabilities:
Insurance retention refund	25	20
Franchise acquisition costs	-	14
Prepaid expenses	82	75
Other	17	56

Current deferred income tax liabilities	124	165

Current net deferred income tax asset	$417	$454

Non-current deferred income tax assets:
Net operating loss carryforwards	$1,512	$808
State net operating loss carryforwards	314	287
Alternate minimum tax credit carryforward	130	128
Capital loss carryforward	14	33
Acquisition and integration-related liabilities	132	195
Accrued liabilities and deferred income	213	199
Depreciation and amortization	45	-
Other	78	94
Valuation allowance (*)	(184)	(369)

Non-current deferred income tax assets	2,254	1,375

Non-current deferred income tax liabilities:
Depreciation and amortization	-	191
Other	11	144

Non-current deferred income tax liabilities	11	335

Non-current net deferred income tax asset	$2,243	$1,040

(*)
The valuation allowance of $184 million at December 31, 2004 relates to state net operating loss carryforwards, certain state deferred tax assets and capital loss carryforwards of $162  million, $8 million and $14 million, respectively. The valuation allowance will be reduced when and if the Company determines that the related deferred income tax assets are more likely than not to be realized. If determined to be realizable, approximately $6  million and $14 million of the valuation allowances for the state net operating loss carryforwards and capital loss carryforwards, respectively, would reduce goodwill. During 2004, TRL Group reversed a valuation allowance of $121 million associated with federal and state deferred tax assets.

Net deferred income tax liabilities related to management and mortgage programs are comprised of the following:

	As of December 31,
	2004	2003
Unamortized mortgage servicing rights	$433	$426
Depreciation and amortization	1,751	625
Installment sales of timeshare interests	380	337
Other	24	41

Net deferred income tax liability under management and mortgage programs	$2,588	$1,429

As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $4.3 billion, which primarily expire in 2020 and 2024. No provision has been made for U.S. federal deferred income taxes on approximately $1.1 billion of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2004 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	1.9	2.3	2.1
Changes in valuation allowances	(3.5)	(4.4)	(0.3)
Taxes on foreign operations at rates different than U.S. federal statutory rates	(2.7)	(3.5)	(2.9)
Taxes on repatriated foreign income, net of tax credits	0.8	0.6	0.4
Resolution of prior years’ examination issues	(3.5)	-	-
Redemption of preferred interest	-	2.9	-
Other	0.5	0.3	(0.9)

	28.5%	33.2%	33.4%

The Company’s income tax returns are periodically examined by various tax authorities. The Company is currently under audit by several tax authorities, including the Internal Revenue Service (“IRS”). In connection with these and future examinations, certain tax authorities, including the IRS, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes reserves, through the provision for income taxes, for potential amounts that may result therefrom. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters could have a material impact on the Company’s effective tax rate and results of operations.

12.	Other Current Assets

Other current assets consisted of:

	As of December 31,
	2004	2003
Prepaid expenses	$472	$470
Timeshare inventory	17	150
Other	358	440

	$847	$1,060

13.	Property and Equipment, net

Property and equipment, net consisted of:

	As of December 31,
	2004	2003
Land	$71	$85
Building and leasehold improvements	661	640
Capitalized software	821	662
Furniture, fixtures and equipment	2,001	1,749

	3,554	3,136
Less: Accumulated depreciation and amortization	(1,712)	(1,373)

	$1,842	$1,763

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of December 31,
	2004	2003
Accounts payable	$1,367	$1,142
Accrued payroll and related	664	672
Income taxes payable	630	588
Acquisition and integration-related	244	332
Accrued interest	229	246
Accrued legal settlements	219	226
Accrued advertising and marketing	198	176
Other	1,234	1,286

	$4,785	$4,668

15.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

		As of	As of
		December 31,	December 31,
	Maturity Date	2004	2003
Term notes:
11% senior subordinated notes	n/a	$-	$333
6 7/8% notes	August 2006	850	849
4.89% notes	August 2006	100	-
6 1/4% notes	January 2008	797	797
6 1/4% notes	March 2010	349	348
7 3/8% notes	January 2013	1,191	1,190
7 1/8% notes	March 2015	250	250
Contingently convertible debt securities:
Zero coupon senior convertible contingent notes	n/a	-	430
Zero coupon convertible debentures	n/a	-	7
3 7/878% convertible senior debentures	n/a	-	804
Other:
Revolver borrowings	November 2009	650	-
Net hedging gains (a)		17	31
Other		129	100

Total long-term debt, excluding Upper DECS		4,333	5,139
Less: Current portion (b)		742	1,629

Long-term debt, excluding Upper DECS		3,591	3,510
Upper DECS		-	863

Long-term debt, including Upper DECS		$3,591	$4,373

(a)
As of December 31, 2004, the balance represents $138 million of net gains resulting from the termination of interest rate hedges, which will be amortized by the Company as a reduction to future interest expense. Such gains were partially offset by $121 million of mark-to-market adjustments on current interest rate hedges. As of December 31, 2003, the balance represented $201 million of net gains resulting from the termination of interest rate hedges, which were partially offset by $170 million of mark-to-market adjustments on current interest rate hedges.

(b)
The balance as of December 31, 2004 includes $650 million of borrowings under the Company’s $3.5 billion revolving credit facility. The balance as of December 31, 2003 included the $333 million 11% senior subordinated notes, the $430 million zero coupon senior convertible contingent notes, the $7 million zero coupon convertible debentures and the $804 million 3 7/8% convertible senior debentures.

Term Notes

11% Senior Subordinated Notes
The Company’s 11% senior subordinated notes, which were assumed in connection with 2001 acquisition of Avis, were redeemed on May 3, 2004 for $345 million in cash, including accrued interest.

6 7/8% Notes
The Company’s 6 7/8% notes, with a face value of $850 million, were issued in August 2001 for net proceeds of $843 million. The interest rate on these notes is subject to an upward adjustment of 150 basis points in the event that the credit ratings assigned to the Company by nationally recognized credit rating agencies are downgraded below investment grade. The Company does not have the right to redeem these notes prior to maturity. These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future unsecured senior indebtedness.

4.89% Notes
On May 10, 2004, the Company’s outstanding 6.75% senior notes that formed a part of the Upper DECS were successfully remarketed and the interest rate was reset to 4.89%. In connection with such remarketing, the Company purchased and retired $763 million of the senior notes for $778 million in cash and recorded a loss of $18 million on the early extinguishment (see further discussion below).

6 1/4% Notes
The Company’s 6 1/4% notes (with face values of $800 million and $350 million) were issued in January and March 2003 for aggregate net proceeds of $1,137 million. The notes are redeemable at the Company’s option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future unsecured senior indebtedness.

7 3/8% Notes
The Company’s 7 3/8% notes, with a face value of $1.2 billion, were issued in January 2003 for net proceeds of $1,181 million. The notes are redeemable at the Company’s option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future unsecured senior indebtedness.

7 1/8% Notes
The Company’s 7 1/8% notes, with a face value of $250 million, were issued in March 2003 for net proceeds of $248 million. The notes are redeemable at the Company’s option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future unsecured senior indebtedness.

Contingently Convertible Debt Securities

The Company’s contingently convertible debt securities, which were all issued during 2001, were redeemed throughout 2004, 2003 and 2002 and, as of December 31, 2004, there were no outstanding contingently convertible debt securities.

During 2004, the Company converted the remaining zero coupon senior convertible contingent notes, approximating $430 million, into approximately 22 million shares of Cendant common stock (see Note 19—Stockholders’ Equity for more detailed information). Additionally, the Company redeemed the remaining zero coupon convertible debentures, approximating $7 million, and the remaining 3 7/8% convertible senior debentures, approximating $804 million, for $811 million in cash. During 2003, the Company redeemed $850 million of its zero coupon convertible debentures and $396 million of its 3 7/8% convertible senior debentures for approximately $1.2 billion in cash. In connection with such redemptions, the Company recorded a pre-tax charge of approximately $31 million. During 2002, the Company redeemed $821 million in accreted value of its zero coupon senior convertible contingent notes, with a carrying value of $517 million, and $143 million of its zero coupon convertible debentures for $689 million in cash. In connection with such redemptions, the Company recorded a pre-tax charge of $41 million, which included a write-off of $12 million related to deferred financing costs.

Additionally, during 2004, 2003 and 2002, the Company recorded $1 million, $10 million and $17 million, respectively, of amortization relating to the zero coupon senior convertible contingent notes, which were issued at a discount to par reflecting a 2.5% annual non-cash interest rate. Such amounts are included within non-program interest expense on the Consolidated Statements of Income.

The Company concluded that it was not required to separately account for the conversion features of its contingently convertible securities as embedded derivatives. However, the 3 7/8% convertible senior debentures also contained an upward interest adjustment, which was considered an embedded derivative under SFAS No. 133 but had a de minimis value at the time of issuance and at December 31, 2003.

Upper DECS

At December 31, 2003, the Company had 17 million Upper DECS outstanding. The Upper DECS were a hybrid instrument consisting of both equity linked and debt securities. Each Upper DECS consisted of both a senior note and a forward contract to purchase shares of CD common stock. The senior note was owned by the holder but pledged to the Company as collateral for the forward purchase contracts. Holders could only sell the senior note if they pledged a treasury security or cash to replace the senior note as collateral. The senior note component of the Upper DECS initially provided interest at an annual rate of 6.75% but was successfully remarketed on May 10, 2004, as discussed above. The Company did not receive any proceeds from the remarketing. Rather, the proceeds generated from the remarketing were utilized to purchase a portfolio of U.S. Treasury securities, which was pledged to the Company as collateral for the forward purchase contracts that also formed a part of the Upper DECS and that required holders of the Upper DECS to purchase shares of Cendant common stock on August 17, 2004. The forward purchase contracts settled on August 17, 2004, pursuant to the terms of such contracts, and the Company issued 38 million shares of common stock in exchange for $863 million in cash (See Note 19—Stockholders’ Equity).

Debt Maturities

Aggregate maturities of debt are as follows:

Year	Amount
2005 (*)	$742
2006	1,004
2007	6
2008	797
2009	1
Thereafter	1,783

$4,333

(*)	Includes $650 million of borrowings under the Company’s $3.5 billion revolving credit facility, which matures in 2009, as discussed below, due to the Company’s intent to repay such borrowings in 2005.

Committed Credit Facilities and Available Funding Arrangements

At December 31, 2004, the committed credit facilities available to the Company at the corporate level were as follows:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity
Maturing in November 2009 (a)	$3,500	$650	$989	$1,861
Maturing in July 2010 (b)	203	-	203	-

(a)
Borrowings under this facility bear interest at LIBOR plus a margin of 39.0 basis points. In addition, the Company is required to pay a per annum facility fee of 11.0 basis points under this facility and a per annum utilization fee of approximately 12.5  basis points if usage under the facility exceeds 50% of aggregate commitments. In the event that the credit ratings assigned to the Company by nationally recognized debt rating agencies are downgraded, the margin over LIBOR would become 49.5, 57.5 and 112.5 basis points and the facility fee would become 13, 17.5 and 25 basis points, respectively, for each successive downgrade. In addition to the $989 million of letters of credit issued as of December 31, 2004, this facility contains the committed capacity to issue an additional $761 million in letters of credit. The letters of credit outstanding under this facility at December 31, 2004 were issued primarily to support the Company’s vehicle rental businesses.

(b)	Represents a separate letter of credit facility, which was entered into by the Company in third quarter 2004.

As of December 31, 2004, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

Debt Covenants

Certain of the Company’s debt instruments and credit facilities contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2004, the Company was in compliance with all restrictive and financial covenants. The Company’s debt instruments permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds. The Company’s credit facilities permit the loans made thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s debt instruments subject to materiality thresholds.

16.	Debt Under Management and Mortgage Programs and Borrowing Arrangements

Debt under management and mortgage programs (including related party debt due to Cendant Rental Car Funding) consisted of:

	As of	As of
	December 31,	December 31,
	2004	2003
Asset-Backed Debt:
Vehicle rental program
Cendant Rental Car Funding	$5,935	$5,644
Other	792	651
Vehicle management program	3,450	3,118
Mortgage program	1,306	1,651
Timeshare program	1,473	1,109
Relocation program	400	400
Vacation rental program	251	-

	13,607	12,573

Unsecured Debt:
Term notes	1,833	1,916
Commercial paper	130	164
Other	249	132

	2,212	2,212

Total debt under management and mortgage programs	$15,819	$14,785

Asset-Backed Debt

Vehicle Rental Program

Cendant Rental Car Funding. Cendant Rental Car Funding was established by the Company as a bankruptcy remote special purpose limited liability company that issues private placement notes and uses the proceeds from such issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”) on a continuing basis. AESOP Leasing is required to use these proceeds to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. Prior to December 31, 2003, both Cendant Rental Car Funding and AESOP Leasing were consolidated by the Company and, as such, the intercompany transactions between these two entities were eliminated causing only the third-party debt issued by Cendant Rental Car Funding and the vehicles purchased by AESOP Leasing to be presented within the Company’s Consolidated Financial Statements. However, in connection with the adoption of FIN 46R, the Company determined that it was not the primary beneficiary of Cendant Rental Car Funding. Accordingly, the Company deconsolidated Cendant Rental Car Funding on December 31, 2003. As a result, AESOP Leasing’s obligation to Cendant Rental Car Funding is reflected as related party debt on the Company’s Consolidated Balance Sheet as of December 31, 2004 and 2003. The Company also recorded an asset within vehicle-related, net assets under management and mortgage programs on its Consolidated

Balance Sheet at December 31, 2004 and 2003, which represented the equity issued by Cendant Rental Car Funding to the Company. The vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheet as AESOP Leasing continues to be consolidated by the Company. Such vehicles and related assets, which approximate $6.0 billion, collateralize the debt issued by Cendant Rental Car Funding and are not available to pay the obligations of the Company.

The business activities of Cendant Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiary and pledging its assets to secure the indebtedness. As the deconsolidation of Cendant Rental Car Funding occurred on December 31, 2003, the income statement and cash flow activity of the Company are not impacted for 2003. Beginning on January 1, 2004, the results of operations and cash flows of Cendant Rental Car Funding are no longer reflected within the Company’s Consolidated Financial Statements.

Borrowings under the Cendant Rental Car Funding program primarily represent floating rate term notes with a weighted average interest rate of 3% for both 2004 and 2003.

Other. Borrowings under the Company’s other vehicle rental programs represent amounts issued under financing facilities that provide for the issuance of notes to support the acquisition of vehicles used in the Company’s international vehicle rental operations under its Avis and Budget brands. The debt issued, which is collateralized by approximately $1.0 billion of underlying vehicles and related assets, primarily represents floating rate bank loans and commercial paper for which the weighted average interest rate was 3% and 2% for 2004 and 2003, respectively.

Vehicle Management Program

Borrowings under the Company’s vehicle management program primarily represent amounts issued under a domestic financing facility that provides for the issuance of variable rate term notes and variable funding notes to unrelated third parties ($3.1 billion and $2.7 billion at December 31, 2004 and 2003, respectively) and the issuance of preferred membership interests to an unconsolidated related party ($398 million and $408 million at December 31, 2004 and 2003, respectively). The variable rate notes and preferred membership interests were issued to support the acquisition of vehicles used in the Company’s fleet leasing operations. The debt issued is collateralized by approximately $4.0 billion of leased vehicles and related assets, which are not available to pay the obligations of the Company. The titles to all the vehicles collateralizing the debt issued under this program are held in a bankruptcy remote trust and the Company acts as a servicer of all such vehicles. The bankruptcy remote trust also acts as lessor under both operating and financing lease agreements. The debt issued by this program primarily represents floating rate term notes for which the weighted average interest rate was 3% and 2% for 2004 and 2003, respectively.

Mortgage Program

Borrowings under the Company’s mortgage program represent issuances by Bishop’s Gate. Bishop’s Gate is a bankruptcy remote SPE that is utilized to warehouse mortgage loans originated by the Company’s mortgage business prior to their sale into the secondary market, which is customary practice in the mortgage industry. The debt issued by Bishop’s Gate is collateralized by approximately $1.4 billion of underlying mortgage loans and related assets. The mortgage loans are serviced by the Company and recorded within mortgage loans held for sale on the Company’s Consolidated Balance Sheet as of December 31, 2004 and 2003. Prior to the adoption of FIN 46, sales of mortgage loans to Bishop’s Gate were treated as off-balance sheet sales. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from the Company’s mortgage subsidiary, (ii) issuing commercial paper or other debt instruments and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. The assets of Bishop’s Gate are not available to pay the obligations of the Company. The debt issued by Bishop’s Gate primarily represents term notes for which the weighted average interest rate was 2% for both 2004 and 2003.

Timeshare Program

Cendant Timeshare Receivables Funding Entities (formerly, the Sierra Receivables Funding Entities). The Cendant Timeshare Receivables Funding entities (the “Timeshare Funding entities”) are bankruptcy remote SPEs that are utilized to securitize timeshare receivables generated from financing the sale of vacation ownership interests by the Company’s timeshare businesses. The debt issued by the Timeshare Funding entities, which approximated $911 million and $774 million at December 31, 2004 and 2003, respectively, is collateralized by approximately $1.2 billion of underlying timeshare receivables and assets. The timeshare receivables are serviced by the Company and recorded within timeshare-related assets under management and mortgage programs on the Company’s Consolidated Balance Sheet as of December 31, 2004 and 2003. Prior to September 1, 2003, sales of timeshare receivables to the Timeshare Funding entities were treated as off-balance sheet sales, as these entities were structured as bankruptcy remote QSPEs pursuant to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and, therefore, excluded from the scope of FIN 46. However, on September 1, 2003, the underlying structures of the Timeshare Funding entities were amended in a manner that resulted in these entities no longer meeting the criteria to qualify as QSPEs. Consequently, the Company began consolidating the account balances and activities of the Timeshare Funding entities on September 1, 2003 pursuant to FIN 46. The activities of the Timeshare Funding entities are limited to (i) purchasing timeshare receivables from the Company’s timeshare subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to effect such purchases and (iii) entering into derivatives to hedge interest rate exposure. The assets of the Timeshare Funding entities are not available to pay the obligations of the Company. The debt issued under the Timeshare Funding entities primarily represents fixed rate and floating rate term notes for which the weighted average interest rate was 3% for both 2004 and 2003.

Other. At December 31, 2004, amounts outstanding under the Company’s other timeshare programs represent borrowings of $425 million under an asset-linked facility and $137 million of bank debt. The asset-linked facility, which was entered into by the Company in 2004, has a three-year term, bears interest at a rate of LIBOR plus 62.5 basis points and supports the creation of consumer notes receivable and the acquisition of timeshare properties related to the Company’s timeshare development business. These borrowings are collateralized by approximately $1.3 billion of timeshare-related assets, which are recorded within assets under management and mortgage programs on the Company’s Consolidated Balance Sheet. At December 31, 2003, borrowings under the Company’s other timeshare program represent bank debt. The weighted average interest rate on these borrowings was 3% for both 2004 and 2003.

Relocation Program

Borrowings under the Company’s relocation program represent issuances by Apple Ridge Funding LLC (“Apple Ridge”). Apple Ridge is a bankruptcy remote SPE that is utilized to securitize relocation receivables generated from advancing funds to clients of the Company’s relocation business. The debt issued by Apple Ridge is collateralized by underlying relocation receivables, which are serviced by the Company, and related assets aggregating $491 million at December 31, 2004. These relocation receivables and related assets are recorded within assets under management and mortgage programs on the Company’s Consolidated Balance Sheet as of December 31, 2004 and 2003. Prior to November 26, 2003, sales of relocation receivables to Apple Ridge were treated as off-balance sheet sales, as this entity was structured as a bankruptcy remote QSPE and, therefore, excluded from the scope of FIN 46. However, on November 26, 2003, the underlying structure of Apple Ridge was amended in a manner that resulted in it no longer meeting the criteria to qualify as a QSPE pursuant to SFAS No. 140. Consequently, the Company began consolidating the account balances and activities of Apple Ridge on November 26, 2003 pursuant to FIN 46. Prior to consolidation, the Company recognized gains upon the sale of relocation receivables to Apple Ridge. However, such gains were not material for the period January 1, 2003 through November 25, 2003 and for the year ended December 31, 2002. The activities of Apple Ridge are limited to (i) purchasing relocation receivables from the Company’s relocation subsidiary, (ii) issuing debt securities and/or borrowing under a conduit facility to effect such purchases and (iii) entering into, terminating or modifying certain derivative transactions. The assets of Apple Ridge are not available to pay the obligations of the Company. The debt issued under Apple Ridge represents a floating rate term note for which the weighted average interest rate was 2% and 1% for 2004 and 2003, respectively.

Vacation Rental Program

Borrowings under the Company’s vacation rental program comprise $167 million of capital leases and $84 million of bank debt assumed in connection with the Company’s acquisition of Landal during 2004. The bank debt is collateralized by $134 million of land and related vacation rental assets. For the capital lease obligations, there are corresponding assets classified within assets under management and mortgage programs on the Company’s Consolidated Balance Sheet as of December 31, 2004. These borrowings have a weighted average interest rate of 6% for 2004.

Unsecured Debt

Term Notes
These term notes were issued by and are for the exclusive use of the Company’s PHH subsidiary. The balance at December 31, 2004 consists of (i) $983 million of publicly issued medium-term notes bearing interest at a blended rate of 7%, (ii) $453 million of privately-placed medium-term notes bearing interest at a blended rate of 8% and (iii) $397 million of short-term notes bearing interest at a blended rate of 7%. Such amounts include aggregate hedging losses of $18 million. The balance at December 31, 2003 consists of (i) $982 million of publicly issued medium-term notes bearing interest at a blended rate of 7%, (ii) $460 million of privately-placed medium-term notes bearing interest at a blended rate of 8% and (iii) $474 million of short-term notes bearing interest at a blended rate of 7%. Such amounts included aggregate hedging losses of $11  million.

Commercial Paper
The Company’s policy is to maintain available capacity under its committed PHH revolving credit facility (described below) to fully support its outstanding commercial paper. The weighted average interest rate on the outstanding commercial paper, which matures within 270 days from issuance, at December 31, 2004 was 1%. The proceeds from the issuance of commercial paper are used to finance the purchase of various assets under management and mortgage programs.

Debt Maturities

The following table provides the contractual maturities for debt under management and mortgage programs (including related party debt due to Cendant Rental Car Funding) at December 31, 2004 (except for notes issued under the Company’s vehicle management and timeshare programs, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
2005	$4,184	$595	$4,779
2006	3,413	1	3,414
2007	2,702	187	2,889
2008	2,165	428	2,593
2009	484	183	667
Thereafter	659	818	1,477

	$13,607	$2,212	$15,819

Available Funding Arrangements and Committed Credit Facilities

As of December 31, 2004, available funding under the Company’s asset-backed debt programs and committed credit facilities (including related party debt due to Cendant Rental Car Funding related to the Company’s management and mortgage programs) consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity
Asset-Backed Funding Arrangements (a)
Vehicle rental program Cendant Rental Car Funding (AESOP) LLC	$6,965	$5,935	$1,030
Other	1,087	792	295
Vehicle management program	3,872	3,450	422
Mortgage program	2,966	1,306	1,660
Timeshare program	2,210	1,473	737
Relocation program	600	400	200
Vacation rental program	251	251	-

	17,951	13,607	4,344

Committed Credit Facility (b)
Maturing in June 2007	1,250	-	1,250

	$19,201	$13,607	$5,594

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	This committed credit facility was entered into by and is for the exclusive use of PHH.

Borrowings under the Company’s $1.25 billion credit facility maturing in June 2007 bear interest at LIBOR plus a margin of 50 basis points. In addition, the Company is required to pay a per annum facility fee of 12.5 basis points under this facility and a per annum utilization fee of approximately 12.5 basis points if usage under the facility exceeds 33% of aggregate commitments. In the event that the credit ratings assigned to PHH by nationally recognized debt rating agencies are downgraded to a level below PHH’s ratings as of December 31, 2004, the interest rate and facility fees are subject to a maximum upward adjustment of approximately 75.0 and 12.5 basis points, respectively.

As of December 31, 2004, the Company also had $874 million of availability for public debt issuances under a shelf registration statement at its PHH subsidiary.

Debt Covenants

Certain of the Company’s debt instruments and credit facilities related to its management and mortgage programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2004, the Company was in compliance with all financial covenants of its debt instruments and credit facilities related to management and mortgage programs.

17.	Securitizations

The Company sells residential mortgage loans in securitization transactions typically retaining one or more of the following: servicing rights, interest-only strips, principal-only strips and/or subordinated interests. Although the Company principally sells its originated mortgage loans directly to government sponsored entities, in limited circumstances, the Company sells loans through a wholly-owned subsidiary’s public registration statement. With the exception of specific mortgage loans that are sold with recourse, the investors have no recourse to the Company’s other assets for failure of debtors to pay when due (see Note 7—Mortgage Activities). Key economic assumptions used during 2004, 2003 and 2002 to measure the fair value of the Company’s retained interests in mortgage loans at the time of the securitization were as follows:

	2004		2003		2002
	Mortgage-		Mortgage-		Mortgage-
	Backed		Backed		Backed
	Securities (*)	MSRs	Securities (*)	MSRs	Securities (*)	MSRs
Prepayment speed	10-24%	13-36%	7-25%	11-50%	7-22%	12-54%
Weighted average life (in years)	4.2-9.7	2.2-7.0	1.9-6.9	1.3-6.8	2.1-10.6	1.3-6.3
Discount rate	7%	9-10%	5-15%	6-21%	5-18%	6-14%

(*)	Includes interest-only strips, principal-only strips and subordinated interests.

Additionally, in 2001, the Company sold timeshare receivables to multiple bankruptcy remote QSPEs retaining the servicing rights and a subordinated interest. As these entities are QSPEs and precluded from consolidation pursuant to generally accepted accounting principles, the debt issued by these entities and the collateralizing assets, which are serviced by the Company, are not reflected on the Company’s Consolidated Balance Sheets. The assets of these QSPEs are not available to pay the Company’s obligations. Additionally, the creditors of these QSPEs have no recourse to the Company’s credit. However, the Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the receivables and servicing responsibilities, in connection with the securitization of these assets. Sales of timeshare receivables to these entities after 2001 were insignificant since substantially all timeshare receivables were securitized during such years through the Timeshare Funding entities, which are consolidated on the Company’s Consolidated Balance Sheets as of December 31, 2004 and 2003. Presented below is detailed information as of December 31, 2004 for these QSPEs (to which timeshare receivables were sold prior to the establishment of the Timeshare Funding entities):

	Assets	Funding	Debt	Available
	Serviced	Capacity	Issued (b)	Capacity (c)
Timeshare QSPEs (a)	$184	$158	$158	$-

(a)	Assets serviced does not include cash of $19 million as of December 31, 2004.
(b)	Represents term notes.
(c)	Subject to maintaining sufficient assets to collateralize debt.

Key economic assumptions used in subsequently measuring the fair value of the Company’s retained interests in securitized mortgage loans and timeshare receivables (sold prior to the establishment of the Timeshare Funding entities) at December 31, 2004 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows:

	Mortgage Loans
	Mortgage-
	Backed		Timeshare
	Securities	MSR	Receivables
Fair value of retained interests	$47	$1,608	$40
Weighted average life (in years)	5.3	4.5	7.5-8.2
Annual servicing fee	-	0.32%	1.0%
Prepayment speed (annual rate)	2-36%	12-40%	7-15.2%
Impact of 10% adverse change	$(1)	$(110)	$-
Impact of 20% adverse change	$(2)	$(210)	$-
Discount rate (annual rate)	4-15%	8.7%	15%
Impact of 10% adverse change	$(2)	$(48)	$-
Impact of 20% adverse change	$(4)	$(93)	$(1)
Anticipated credit losses (annual rate)	-	-	9.5-12.3%
Impact of 10% adverse change	$-	$-	$(1)
Impact of 20% adverse change	$-	$-	$(1)

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

The following table presents information about delinquencies and components of securitized residential mortgage loans and timeshare receivables (those sold prior to the establishment of the Timeshare Funding entities) as of and for the year ended December 31, 2004:

		Principal
	Total	Amount 60		Average
	Principal	Days or More	Net Credit	Principal
	Amount	Past Due (a)	Losses (c)	Balance
Residential mortgage loans (b)	$193	$24	$3	$233
Timeshare receivables	184	3	-	302

Total securitized assets	$377	$27	$3	$535

(a)	Amounts are based on total securitized assets at December 31, 2004.
(b)	Excludes securitized mortgage loans that the Company continues to service but to which it has no other continuing involvement.
(c)
There are no net credit losses on securitized timeshare receivables since the Company has typically repurchased such receivables from the QSPEs prior to delinquency although it is not obligated to do so. Accordingly, credit losses associated with securitized timeshare receivables are reflected within the Company’s Consolidated Statements of Income.

As discussed in Note 16—Debt Under Management and Mortgage Programs and Borrowing Arrangements, the Company sold financial assets to Bishop’s Gate, the Timeshare Funding entities and Apple Ridge prior to its consolidation of these securitization structures on July 1, 2003, September 1, 2003 and November 26, 2003, respectively. The cash flow activity presented below covers the period up to and including the date of consolidation of these structures in addition to the full year activity between the Company and securitization trusts that remain off-balance sheet as of December 31, 2004, as well as cash flow activity resulting from the Company’s securitization of mortgage loans directly into the secondary market.

	Mortgage Loans
	2004	2003	2002
Proceeds from new securitizations	$32,699	$59,511	$38,722
Servicing fees received	491	444	411
Other cash flows received on retained interests (a)	9	24	25
Purchases of delinquent or foreclosed loans (b)	(262)	(677)	(681)
Servicing advances	(575)	(512)	(161)
Repayment of servicing advances	615	473	139

	Timeshare Receivables
	2004	2003	2002
Proceeds from new securitizations	$-	$620	$345
Proceeds from collections reinvested in securitizations	-	39	33
Servicing fees received	3	10	10
Other cash flows received on retained interests (a)	34	28	50
Purchases of delinquent or foreclosed loans (b)	(19)	(57)	(52)
Cash received upon release of reserve account	6	12	2
Purchases of defective contracts	(77)	(55)	(40)

	Relocation Receivables
	2003	2002
Proceeds from new securitizations	$35	$770
Proceeds from collections reinvested in securitizations	2,717	2,433
Servicing fees received	3	4
Other cash flows received on retained interests (a)	38	48
Cash (paid)/received upon funding/release of reserve account	(17)	1

(a)	Represents cash flows received on retained interests other than servicing fees.
(b)	The purchase of delinquent or foreclosed loans/timeshare receivables is primarily at the Company’s option and not based on a contractual relationship with the securitization trust.

During 2004, 2003 and 2002, the Company recognized pre-tax gains of $228 million, $850 million and $493 million, respectively, related to the securitization of residential mortgage loans. During 2003, the Company recognized pre-tax gains of $39 million on the securitization of timeshare receivables through the Timeshare Funding entities (prior to the Company’s consolidation thereof on September 1, 2003), which were calculated using the following key economic assumptions: 7-15% prepayment speed; 7.0-7.6 weighted average life (in years); 15% discount rate; 9.5-13.7% anticipated credit losses. During 2002, the Company recognized pre-tax gains of $43 million on the securitization of timeshare receivables through the Timeshare Funding entities, which were calculated using the following key economic assumptions: 7.7-13% prepayment speed; 6.0-7.4 weighted average life (in years); 15% discount rate; 9-14.7% anticipated credit losses. Gains recognized on the securitization of relocation receivables were not material during 2003 and 2002. All gains on the securitization of financial assets are recorded within net revenues on the Company’s Consolidated Statements of Income.

The Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the mortgage loans, timeshare receivables, and relocation receivables and servicing responsibilities, in connection with the securitization of these assets. See Note 18—Commitments and Contingencies.

18.	Commitments and Contingencies

Lease Commitments
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2004 are as follows:

Year	Amount
2005	$524
2006	433
2007	355
2008	257
2009	172
Thereafter	864

$2,605

Other than those within the Company’s vehicle rental, vacation rental and vehicle management programs, for which the future minimum lease payments have been reflected in Note 16—Debt Under Management and Mortgage Programs and Borrowing Arrangements, commitments under capital leases are not significant. During 2004, 2003 and 2002, the Company incurred total rental expense of $779 million, $722 million and $518 million, respectively, inclusive of contingent rental expense of $97 million, $93 million and $69 million in 2004, 2003 and 2002, respectively, principally based on car rental volume. Included within the Company’s total rental expense for 2004, 2003 and 2002 are fees paid by the Company in connection with agreements with airports that allow the Company to conduct its car rental operations on-site. Such agreements require the Company to guarantee a minimum amount of fees to be paid to the airports regardless of the amount of revenue generated by the on-site car rental operations. The Company has also included the future minimum payments to be made in connection with these guarantees in the above table.

Commitments to Purchase Vehicles
The Company maintains agreements with vehicle manufacturers whereby the Company is required to purchase approximately $5.6 billion of vehicles from these manufacturers during 2005. The Company’s featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively. The purchase of such vehicles is financed through the issuance of debt under management and mortgage programs in addition to cash received upon the sale of vehicles primarily under repurchase programs.

Other Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2004 (aggregating approximately $2.0 billion) was individually significant with the exception of the Company’s commitments under service contracts for information technology (aggregating $1.1 billion, of which $155 million relates to 2005) and telecommunications (aggregating $371 million, of which $127 million relates to 2005). These purchase obligations extend through 2011 and 2008, respectively.

Contingencies
The June 1999 disposition of the Company’s fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the IRS has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If upon final determination, the transaction is not considered a tax-free reorganization, the Company may have to record a tax charge of up to $270 million, depending upon certain factors. Any cash payments that would be made in connection with this charge are not expected to be significant, as the Company would use its net operating losses as an offset to the charge. Notwithstanding the IRS interpretive ruling and the inherent difficulties in predicting a final outcome, the Company believes that based upon the facts and analysis of the tax law, it is more likely than not that its position would be sustained upon litigation of the matter.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $65 million recorded on its Consolidated Balance Sheet as of December 31, 2004 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

The Company is also involved in litigation related to a breach of contract claim regarding a subsidiary of its Marketing Services segment related to an exclusive agreement to market insurance products. On February 4, 2005, a verdict was rendered against the Company for which the Company recorded a net charge of $25 million ($17 million, after tax) within operating expenses on its Consolidated Statement of Income for 2004. The Company has not made a determination regarding a potential appeal of the verdict and related judgment.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, environmental issues and other commercial, employment and tax matters. Such matters include but are not limited to: (i) various suits brought against our Trilegiant subsidiary by individual consumers seeking monetary and/or injunctive relief relating to the marketing of Trilegiant’s membership programs and inquiries from state regulatory authorities related to such programs and (ii) claims by the purchaser of a business formerly owned by Avis. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.

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

The Company also provides guarantees for the benefit of landlords in lease contracts where the lease was assigned to a third party due to the sale of a business which occupied the leased facility. These guarantees extend only the duration of the underlying lease contract. The maximum potential amount of future payments that the Company may be required to make under these guarantees is approximately $25 million in the aggregate. If the Company were required to make payments under these guarantees, it would have similar recourse against the tenant (third party to which the lease was assigned).

Other Guarantees
The Company’s timeshare businesses provide guarantees to certain owners’ associations for funds required to operate and maintain timeshare properties in excess of assessments collected from owners of the timeshare interests. The Company may be required to fund such excess as a result of unsold Company-owned timeshare interests or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying service agreements (which approximate one year and are renewable on an annual basis) or until a stipulated percentage (typically 80% or higher) of related timeshare interests are sold. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $170 million as of December 31, 2004. The Company would only be required to pay this maximum amount if none of the owners assessed paid their maintenance fees. Any fees collected from the owners of the timeshare interests would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ fees under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue producing activities, such as advertising or rental. Historically, the Company has not been required to make material payments under these guarantees as the fees collected from owners of timeshare interests have been sufficient to support the operation and maintenance of the timeshare properties. As of December 31, 2004, the liability recorded by the Company in connection with these guarantees was approximately $5 million.

The Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. These guarantees extend into 2008 and the maximum potential amount of future payments that the Company may be required to make under such guarantees is approximately $17 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees. As of December 31, 2004, the liability recorded by the Company in connection with these guarantees was not significant.

19.	Stockholders’ Equity

Dividend Payments
The Company paid quarterly cash dividends of $0.07 on March 16, 2004 and June 15, 2004 and of $0.09 on September 14, 2004 and December 14, 2004 ($333 million in the aggregate during the year ended December 31, 2004).

Share Repurchases
During the year ended December 31, 2004, the Company used $756 million of available cash and $567 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.3 billion (approximately 58 million shares) of Cendant common stock under its common stock repurchase program. During the year ended December 31, 2003, the Company used $644 million of available cash and $446 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.1 billion (approximately 65 million shares) of Cendant common stock under its common stock repurchase program. During the year ended December 31, 2002, the Company used $166 million of available cash and $112 million of proceeds primarily received in connection with option exercises to repurchase $278 million (approximately 20 million shares) of Cendant common stock under its common stock repurchase program.

Share Issuances
As previously discussed in Note 15—Long-term Debt and Borrowing Arrangements, during first quarter 2004, the Company announced its intention to redeem its $430 million outstanding zero coupon senior convertible contingent notes for cash. As a result, holders had the right to convert their notes into shares of Cendant common stock. Virtually all holders elected to convert their notes. Accordingly, the Company issued approximately 22 million shares in exchange for approximately $430 million in notes (carrying value) during February 2004. The Company used the cash that otherwise would have been used to redeem these notes to repurchase shares in the open market.

On August 17, 2004, the forward purchase contracts that formed a portion of the Company’s Upper DECS securities settled pursuant to the terms of such contracts. Accordingly, the Company issued approximately 38 million shares in exchange for $863 million in cash and recorded an increase of $863 million to stockholders’ equity.

3 7/8% Convertible Senior Debentures Call Spread Options
As discussed in Note 15—Long Term Debt and Borrowing Arrangements, during 2004, the Company redeemed its 3 7/8% convertible senior debentures for cash. However, holders could have elected to convert each $1,000 par value debenture into 41.58 shares of Cendant common stock (33.4 million shares in the aggregate). In order to offset a portion of the dilution that would have occurred if the holders elected to convert their debentures, the Company purchased call spread options on April 30, 2004 covering 16.3 million of the 33.4 million shares issuable upon conversion. The call spread options, which expired unexercised in fourth quarter 2004, and which cost $23 million, were accounted for as a capital transaction and included as a component of stockholders’ equity.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

		Unrealized	Unrealized Gains	Minimum	Accumulated
	Currency	Gains/(Losses)	(Losses) on	Pension	Other
	Translation	on Cash Flow	Available-for-Sale	Liability	Comprehensive
	Adjustments (*)	Hedges	Securities	Adjustment	Income/(Loss)
Balance, January 1, 2002	$(230)	$(33)	$20	$(21)	$(264)
Current period change	311	(8)	(16)	(37)	250

Balance, December 31, 2002	81	(41)	4	(58)	(14)
Current period change	143	38	42	—	223

Balance, December 31, 2003	224	(3)	46	(58)	209
Current period change	84	23	(30)	(12)	65

Balance, December 31, 2004	$308	$20	$16	$(70)	$274

(*)
Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the Consolidated Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

All components of accumulated other comprehensive income are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

20.	Stock-Based Compensation

The Company may grant stock options, stock appreciation rights, restricted shares and restricted stock units (“RSUs”) to its employees, including directors and officers of the Company and its affiliates. Beginning in 2003, the Company changed the method by which it provides stock-based compensation to its employees by significantly reducing the number of stock options granted and instead, issuing RSUs as a form of compensation. The Company is authorized to grant up to 418 million shares of its common stock under its active stock plans and at December 31, 2004, approximately 150 million shares were available for future grants under the terms of these plans.

Stock Options
Stock options generally have a ten-year term, and those granted prior to 2004 vest ratably over periods ranging from two to five years. In 2004, the Company adopted performance and time vesting criteria for stock option grants. The predetermined performance criteria determine the number of options that will ultimately vest and are based on the growth of the Company’s earnings and cash flows over the vesting period of the respective award. The number of options that will ultimately vest may range from 0% to 200% of the base award. Vesting occurs over a four-year period, but cannot exceed 25% of the base award in each of the three years following the grant date. The Company’s policy is to grant options with exercise prices at then-current fair market value. The annual activity of the Company’s CD common stock option plans consisted of:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Balance at beginning of year	188	$17.21	237	$16.23	218	$15.82
Granted at fair market value (*)	1	23.12	1	13.40	42	18.45
Granted in connection with acquisitions	2	15.60	1	15.02	3	10.05
Exercised	(38)	14.61	(40)	10.77	(10)	10.35
Forfeited	(2)	19.33	(11)	19.45	(16)	17.59

Balance at end of year	151	$17.83	188	$17.21	237	$16.23

(*)	In 2004, reflects the maximum number of options assuming achievement of all performance and time vesting criteria.

The Company records compensation expense related to the issuance of stock options to its employees over the vesting period of the award and based on the estimated number of options the Company believes it will ultimately provide. During 2004 and 2003, the Company recorded $4 million and $1 million, respectively, of pre-tax compensation expense related to the stock options issued subsequent to January 1, 2003. See Note 2—Summary of Significant Accounting Policies for the effect on net income and earnings per share had the Company elected to recognize and measure compensation expense for all stock options granted to its employees based on the fair value method.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2004:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price
$0.01 to $10.00	38	3.5	$9.15	38	$9.17
$10.01 to $20.00	70	5.1	17.50	66	17.62
$20.01 to $30.00	26	4.1	22.44	25	22.43
$30.01 to $40.00	17	2.8	31.91	17	31.91

	151	4.3	$17.83	146	$17.88

During 2002, the Company’s Board of Directors accelerated the vesting of certain options previously granted with exercise prices greater than or equal to $15.1875. In connection with such action, approximately 43 million options (with a weighted average exercise price of $19.08), substantially all of which were scheduled to become exercisable by January 2004, became exercisable as of August 27, 2002. In addition, the post-employment exercise period for the modified options was reduced from one year to thirty days. However, if the employee remained employed by the Company through the date on which the option was originally scheduled to become vested, the post-employment exercise became one year. The Company’s senior executive officers were not eligible for this modification. In accordance with the provisions of the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25),” there was no charge associated with this modification since none of the modified options had intrinsic value because the market price of the underlying common stock on August 27, 2002 was less than the exercise price of the modified options.

The weighted-average grant-date fair value of Cendant common stock options granted in the normal course of business during 2004, 2003 and 2002 was $6.90, $5.19 and $8.43, respectively. The weighted-average grant-date fair value of Cendant common stock options granted in connection with acquisitions made during 2004, 2003 and 2002 was $9.49, $3.89 and $11.35, respectively. The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for Cendant common stock options granted in 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	1.5%	-	-
Expected volatility	30.0%	49.0%	50.0%
Risk-free interest rate	4.0%	2.4%	4.2%
Expected holding period (years)	5.5	3.6	4.5

Restricted Stock Units
RSUs granted by the Company entitle the employee to receive one share of Cendant common stock upon vesting. RSUs granted in 2003 vest ratably over a four-year term. In 2004, the Company adopted performance and time vesting criteria for RSU grants. The predetermined performance criteria determine the number of RSUs that will ultimately vest and are based on the growth of the Company’s earnings and cash flows over the vesting period of the respective award. The number of RSUs that will ultimately vest may range from 0% to 200% of the base award. Vesting occurs over a four period, but cannot exceed 25% of the base award in each of the three years following the grant date.

The annual activity related to the Company’s RSU plan consisted of:

	2004		2003
		Weighted		Weighted
		Average		Average
	Number of	Grant	Number of	Grant
	RSUs	Price	RSUs	Price
Balance at beginning of year	6	$13.98	-	$-
Granted at fair market value (*)	13	23.16	6	13.98
Vested	(2)	13.97	-	-
Canceled	(1)	17.02	-	-

Balance at end of year	16	$20.85	6	$13.98

(*)	In 2004, reflects the maximum number of RSUs assuming achievement of all performance and time vesting criteria.

During 2004 and 2003, the Company recorded pre-tax compensation expense of $44 million and $15 million, respectively, in connection with these RSUs, which is included within general and administrative expenses on the Company’s Consolidated Statements of Income. The related deferred compensation balance is recorded on the Company’s Consolidated Balance Sheets as a reduction to additional paid-in capital and approximated $301 million and $73 million as of December 31, 2004 and 2003, respectively. The Company will amortize this deferred compensation balance to expense over the remaining vesting periods of the respective RSUs and based on the estimated fair value of the award the Company believes it will ultimately provide. Currently, such amortization expense is predicated on the base award.

Employee Stock Purchase Plan
The Company is also authorized to sell up to 8.5 million shares of its CD common stock to eligible employees under its current non-compensatory employee stock purchase plan (“ESPP”). Under the terms of the ESPP, employees may authorize the Company to withhold up to 10% of their compensation from each paycheck for the purchase of CD common stock. For amounts withheld during 2004 and 2003, the purchase price of the stock was calculated as 95% of the fair market value of CD common stock as of the first day of each month. For amounts withheld during 2002, the purchase price of the stock was calculated as 85% of the lower of the fair market value of CD common stock on the first or the last trade date of each calendar quarter. During 2004, the Company issued approximately 0.5 million shares under the ESPP, bringing the cumulative issuances to approximately 4.1 million shares. As of December 31, 2004, approximately 4.4 million shares were available for issuance under the ESPP.

21.	Two Flags Joint Venture LLC

In 2002, the Company formed Two Flags Joint Venture LLC (“Two Flags”) through the contribution of its domestic Days Inn trademark and related license agreements. The Company did not contribute any other assets to Two Flags. The Company then sold 49.9999% of Two Flags to Marriott in exchange for the contribution to Two Flags of the domestic Ramada trademark and related license agreements. The Company retained a 50.0001% controlling equity interest in Two Flags. Both Marriott and the Company had the right, but were not obligated, to cause the sale of Marriott’s interest at any time after March 1, 2004 for approximately $200 million, which represented the projected fair market value of Marriott’s interest at such time. On April 1, 2004, the Company exercised its right to purchase Marriott’s interest in Two Flags for approximately $200 million. In connection with such transaction, the Company assumed a note payable of approximately $200 million, which was paid in September 2004. As a result, the Company now owns 100% of Two Flags and has exclusive rights to the domestic Ramada and Days Inn trademarks and the related license agreements.

Prior to April 1, 2004, the Company consolidated Two Flags and, as a result, Marriott’s equity interest in Two Flags, which approximated $100 million as of December 31, 2003, was recorded as minority interest (within accounts payable and other current liabilities) on the Company’s Consolidated Balance Sheet. Pursuant to the terms of the venture, the Company and Marriott shared income from Two Flags on a substantially equal basis. For the period January 1, 2004 through April 1, 2004 (the date on which the Company purchased Marriott’s interest) and for the years ended December 31, 2003 and 2002, the Company recorded pre-tax minority interest expense of $6 million, $25 million and $20 million, respectively, in connection with Two Flags.

22.	TRL Group, Inc.

On January 30, 2004, Trilegiant Corporation changed its legal name to TRL Group, Inc.

From July 2, 2001 to January 30, 2004, TRL Group operated membership-based clubs and programs and other incentive-based loyalty programs through an outsourcing arrangement with Cendant whereby Cendant licensed TRL Group the right to market products to new members utilizing certain assets of Cendant’s individual membership business. Accordingly, Cendant collected membership fees from, and was obligated to provide services to, members of its individual membership business that existed as of July 2, 2001, including their renewals, and TRL Group provided fulfillment services for these members in exchange for a servicing fee paid by Cendant. Furthermore, TRL Group collected the membership fees from, and was obligated to provide membership benefits to, any members who joined the membership-based clubs and programs and all other incentive programs subsequent to July 2, 2001 and recognized the related revenue and expenses. Accordingly, similar to Cendant’s franchise businesses, Cendant received a royalty from TRL Group on all revenue generated by TRL Group’s new members (those who joined TRL’s clubs as a result of TRL Group’s marketing efforts occurring between July 2001 and January 2004). The assets licensed to TRL Group included various tradenames, trademarks, logos, service marks and other intellectual property relating to its membership business.

During 2003, Cendant performed a strategic review of the TRL Group membership business, Cendant’s existing membership business and Cendant’s loyalty/insurance marketing business, which provides enhancement packages for financial institutions and marketing for accidental death and dismemberment insurance and certain other insurance products. Upon completion of such review, Cendant concluded that it could achieve certain revenue and expense synergies by combining its loyalty/insurance marketing business with the new-member marketing performed by TRL Group. Additionally, as a result of the adoption of FIN 46, the Company had been consolidating the results of TRL Group since July 1, 2003 even though it did not have managerial control of the entity. Therefore, in an effort to achieve the revenue and expense synergies identified in Cendant’s strategic review and to obtain managerial control over an entity whose results were being consolidated, Cendant and TRL Group agreed to amend their contractual relationship by terminating the contractual rights, intellectual property license and third party administrator arrangements that Cendant had previously entered into with TRL Group in 2001.

In connection with this new relationship, Cendant (i) terminated leases of Cendant assets by TRL Group, (ii) terminated the original third party administration agreement, (iii) entered into a new third party administration agreement whereby Cendant performs fulfillment services for TRL Group, (iv) leased certain TRL Group fixed assets from TRL Group, (v) offered employment to substantially all of TRL Group’s employees and (vi) entered into other incidental agreements. These contracts were negotiated on an arm’s-length basis and have terms that Cendant’s management believes are reasonable from an economic standpoint and consistent with what management would expect from similar arrangements with non-affiliated parties. None of these agreements had an impact on the Company’s Consolidated Financial Statements as the Company continues to consolidate TRL Group subsequent to this transaction. In connection with the transaction, the parties agreed to liquidate and dissolve TRL Group in an orderly fashion when and if the number of TRL Group members decreases below 1.3 million, provided that such dissolution may not occur prior to January 2007. Cendant paid $13 million in cash on January 30, 2004 for the contract termination, regained exclusive access to the various tradenames, trademarks, logos, service marks and other intellectual property that it had previously licensed to TRL Group for its use in marketing to new members and now has managerial control of TRL Group through its majority representation on the TRL Group board of directors. TRL Group continues to service and collect membership fees from its members to whom it marketed through January 29, 2004, including their renewals. Cendant provides fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) for TRL Group’s members in exchange for a servicing fee. TRL Group no longer has the ability to market to new members; rather, Cendant now markets to new members under the Trilegiant tradename. Immediately following consummation of this transaction, Cendant owned approximately 43% of TRL Group on a fully diluted basis and as of December 31, 2004, Cendant’s equity ownership interest in TRL Group approximated 45% on a fully diluted basis.

On January 30, 2004, TRL Group had net deferred tax assets of approximately $121 million, which were mainly comprised of net operating loss carryforwards expiring in years 2021, 2022 and 2023. These deferred tax assets were fully reserved for by TRL Group through a valuation allowance, as TRL Group had not been able to demonstrate future profitability due to the large marketing expenditures it incurred (new member marketing has historically been TRL Group’s single largest expenditure). However, given the fact that TRL Group would no longer incur marketing expenses (as they no longer have the ability to market to new members as a result of this transaction), TRL Group determined that it was more likely than not that it would generate sufficient taxable income (as it would continue to recognize revenue from TRL Group’s existing membership base in the form of renewals and the lapsing of the refund privilege period) to utilize its net operating loss carryforwards within the statutory periods. Accordingly, TRL Group reversed the entire valuation allowance of $121 million in January 2004, which resulted in a reduction to the Company’s consolidated tax provision during 2004 of $121 million, with a corresponding increase in consolidated net income. The $13 million cash payment the Company made to TRL Group was also recorded by the Company as a component of its provision for income taxes line item on the Consolidated Statement of Income for 2004 and partially offsets the $121 million reversal of TRL Group’s valuation allowance.

During 2004, TRL Group contributed revenues of $468 million and expenses of $279 million (on a stand-alone basis before eliminations of intercompany entries in consolidation). Reflected within such amounts is $34 million of revenue recorded during third quarter 2004 relating to the early termination of a contractual relationship with a third party marketing partner, originally expected to extend beyond 2005. TRL Group had provided services for this marketing partner in 2002 in exchange for royalties related to the success of the marketing program. TRL Group and the marketing partner disputed certain aspects of the marketing agreement and a settlement was reached in September 2004 that provided for early termination of the agreement.

For the period July 1, 2003 through December 31, 2003 (post consolidation), TRL Group contributed revenues and expenses of $241 million and $256 million, respectively (on a stand-alone basis before eliminations of intercompany entries in consolidation). The consolidation of TRL Group resulted in a non-cash charge of $293 million ($0.27 per diluted share) recorded on July 1, 2003 as a cumulative effect of accounting change. The results for 2003 further reflect revenues and expenses recorded by the Company for the period January 1, 2003 through June 30, 2003 (prior to the consolidation of TRL Group) in connection with the outsourcing arrangement. The Company recorded revenues of $33 million (representing royalties, licensing and leasing fees and travel agency fees) and net expenses of $76 million (relating to fulfillment services and the amortization of the marketing advance made in 2001) for such period.

Cendant’s maximum exposure to loss as of December 31, 2004 as a result of its involvement with TRL Group was substantially limited to the advances and loans made to TRL Group, as well as any receivables due from TRL Group (collectively aggregating $33 million as of December 31, 2004), as such amounts may not be recoverable if TRL Group were to cease operations. The creditors of TRL Group have no recourse to Cendant’s credit and the assets of TRL Group are not available to pay Cendant’s obligations. Cendant is not obligated or contingently liable for any debt incurred by TRL Group.

23.	Employee Benefit Plans

Defined Contribution Savings Plans
The Company sponsors several defined contribution savings plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plans. The Company’s cost for contributions to these plans was $80 million, $71 million and $62 million during 2004, 2003 and 2002, respectively.

Defined Benefit Pension Plans
The Company sponsors domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees’ option. Under both the domestic and foreign plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2004 and 2003, the aggregate projected benefit obligation of these plans was $549 million and $499 million, respectively, and the aggregate fair value of the plans’ assets was $383 million and $337 million, respectively. Accordingly, the plans were underfunded by $166 million and $162 million as of December 31, 2004 and 2003, respectively, primarily due to the downturn in the financial markets and a decline in interest rates. However, the net pension liability recorded by the Company (primarily as a component of other non-current liabilities) as of December 31, 2004 and 2003 approximated $160 million and $159 million, respectively, of which approximately $112 million and $94 million, as of December 31, 2004 and 2003, respectively, represents additional minimum pension liability recorded as a charge to other comprehensive income. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts the Company determines to be appropriate. During 2004, 2003 and 2002, the Company recorded pension expense of $9 million, $16 million and $9 million, respectively.

Other Employee Benefit Plans
The Company also maintains health and welfare plans for certain domestic subsidiaries. As of December 31, 2004 and 2003, the related projected benefit obligation, which was fully accrued for on the Company’s

Consolidated Balance Sheets (included primarily within other non-current liabilities), was $16 million and $60 million, respectively. During 2004, the Company recorded post-retirement income of $40 million from plan amendments adopted in 2003. During 2003 and 2002, the Company recorded post-retirement income of $18 million (including $23 million of post-retirement income resulting from plan amendments, partially offset by $5 million of expense) and post-retirement expense of $7 million, respectively, related to these plans. The $23 million of post-retirement income recorded in 2003 (discussed above) resulted from amendments made to the plan whereby coverage for all retirees over age 65 and for certain employees under the age of 50 was eliminated and the participant premiums were increased. All post-retirement income (expense) is recorded within general and administrative expenses on the Company’s Consolidated Statements of Income.

24.	Financial Instruments

Risk Management

Following is a description of the Company’s risk management policies.

Foreign Currency Risk
The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar, Australian dollar and Euro. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Forward contracts that are used to hedge certain forecasted royalty receipts and forecasted disbursements up to 12 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2004, 2003 and 2002 was not material. The impact of these forward contracts was not material to the Company’s results of operations or financial position, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12  months.

Interest Rate Risk

Mortgage Servicing Rights. The Company’s mortgage servicing rights asset is subject to substantial interest rate risk as the mortgage notes underlying the MSR asset permit the borrower to prepay the loan. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company uses a combination of derivative instruments (including option contracts and interest rate swaps) and other investment securities to offset potential changes in fair value on its MSR asset that could affect reported earnings. These derivatives are designated as freestanding derivatives in 2004 and as either freestanding derivatives or fair value hedging instruments in 2003 and 2002, and recorded at fair value with changes in fair value recorded to current earnings. The change in fair value for the hedged portion of the MSR asset in 2003 and 2002 is also recorded to current earnings.

During 2004, 2003 and 2002, the net impact of the Company’s derivative activity related to its MSR asset after giving effect to the offsetting changes in fair value of the MSR asset was a gain of $117 million, $163 million and $115 million, respectively. The 2003 amount consists of gains of $155 million to reflect the ineffective portion of the fair value hedges and gains of $8 million resulting from the component of the derivatives’ fair value excluded from the assessment of effectiveness (as such amount relates to freestanding derivatives). The 2002 amount consists of gains of $48 million to reflect the ineffective portion of the fair value hedges and gains of $67 million resulting from the component of the derivatives’ fair value excluded from the assessment of effectiveness (as such amount relates to freestanding derivatives).

Other Mortgage Related Assets. The Company’s other mortgage-related assets are subject to interest rate risk created by (i) its commitments to finance mortgages to borrowers who have applied for loan funding and

(ii) loans held in inventory awaiting sale into the secondary market. The Company uses derivative instruments (including futures, options and forward delivery contracts) to economically hedge its commitments to fund mortgages. Commitments to fund mortgages and related hedges are classified and accounted for as freestanding derivatives. Accordingly, these positions are recorded at fair value with changes in fair value recorded to current earnings and generally offset the fair value changes recorded relating to the underlying assets. During 2004, 2003 and 2002, the net impact of these freestanding derivatives was a net gain (loss) of $5 million, ($10) million and $14 million, respectively. Such amounts are recorded within net revenues in the Consolidated Statements of Income.

Interest rate and price risk stemming from loans held in inventory awaiting sale into the secondary market (which are classified on the Company’s Consolidated Balance Sheets as mortgage loans held for sale) may be hedged with mortgage forward delivery contracts. These forward delivery contracts fix the forward sales price which will be realized in the secondary market and thereby substantially eliminate the interest rate and price risk to the Company. Such forward delivery contracts are either classified and accounted for as fair value hedges or freestanding derivatives. During 2004 and 2003, the net impact of these derivatives, after giving effect to changes in fair value of the underlying loans, was a gain (loss) of $17 million and ($20) million, respectively (the impact was not material during 2002). Such amounts are recorded within net revenues on the Consolidated Statements of Income.

Debt. The debt used to finance much of the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and instruments with purchased option features. The derivatives used to manage the risk associated with the Company’s fixed rate debt were designated as either fair value hedges or freestanding derivatives. The fair value hedges were perfectly effective resulting in no net impact on the Company’s results of operations during 2004, 2003 and 2002, except to create the accrual of interest expense at variable rates. The freestanding derivatives, which existed only during 2004, had a nominal impact on the Company’s results of operations during 2004. During 2004, 2003 and 2002, the Company terminated certain of its fair value hedges, which resulted in cash gains (losses) of ($9) million, $200 million and $65 million, respectively. Such gains (losses) are deferred and being recognized over future periods as a component of interest expense. During 2004, 2003 and 2002, the Company recorded $33 million, $50 million and $14 million, respectively, of such amortization.

The derivatives used to manage the risk associated with the Company’s floating rate debt included freestanding derivatives and derivatives designated as cash flow hedges. In connection with its cash flow hedges, the Company recorded net gains (losses) of $31 million, $36 million and $(8) million during 2004, 2003 and 2002, respectively, to other comprehensive income. The after-tax amount of gains reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was $8 million during 2004. Such gains or losses were insignificant in 2003 and 2002. The amount of losses the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. These freestanding derivatives had a nominal impact on the Company’s results of operations in 2004. In 2003 and 2002 the Company recorded gains (losses) of $(8) million and $2 million, respectively, related to freestanding derivatives.

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

As of December 31, 2004, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties other than risks related to the Company’s repurchase agreements with automobile manufacturers (see Note 2—Summary of Significant Accounting Policies) and airline customers of the Company’s Travel Distribution segment. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base. With the exception of the financing provided to customers of its timeshare and mortgage businesses, the Company does not normally require collateral or other security to support credit sales.

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

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$591	$591	$839	$839
Restricted cash	393	393	448	448
Investment in Homestore (a)	22	22	81	81
Other preferred stock investments and marketable securities	28	28	34	34
Debt
Current portion of long-term debt	742	742	1,629	1,791
Long-term debt, including Upper DECS	3,591	3,941	4,373	4,756
Derivatives (c)
Foreign exchange forwards	9	9	1	1
Equity range forward	-	-	(3)	(3)
Interest rate swaps	(121)	(121)	(170)	(170)
Assets under management and mortgage programs
Program cash	710	710	542	542
Mortgage loans held for sale	1,981	1,988	2,508	2,542
Relocation receivables	720	720	534	534
Timeshare contract receivables	1,783	1,783	1,372	1,372
Mortgage servicing rights, net	1,608	1,608	1,641	1,641
Derivatives related to mortgage servicing rights	79	79	316	316
Mortgage-backed securities (a)	47	47	102	102
Retained interest in securitization of timeshare receivables (b)	40	40	81	81
Derivatives (c)
Commitments to fund mortgages	9	9	18	18
Forward delivery commitments	2	2	-	-
Interest rate and other swaps	22	22	28	28
Option contracts	3	3	5	5
Liabilities under management and mortgage programs
Debt	15,766	15,929	14,702	14,917
Derivatives related to mortgage servicing rights (c)	(19)	(19)	(231)	(231)
Derivatives (c)
Interest rate swaps	(53)	(53)	(83)	(83)
Interest rate and other swaps	(2)	(2)	(10)	(10)
Forward delivery commitments	(6)	(6)	(36)	(36)

(a)	Available-for-sale securities.

(b)	Trading securities.

(c)	Derivative instruments in gain (loss) positions.

25.	Segment Information

Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

Year Ended December 31, 2004

	Real Estate			Travel
	Franchise and	Mortgage	Hospitality	Distribution
	Operations	Services	Services	Services
Net revenues (a)	$6,246	$1,111	$2,882	$1,788
EBITDA	1,069	183	714	466
Non-program depreciation and amortization	100	36	110	123
Segment assets exclusive of assets under programs	3,906	930	4,925	5,173
Assets under management and mortgage programs	733	4,162	2,726	-
Capital expenditures	76	24	106	97

	Vehicle	Marketing	Corporate
	Services	Services	and Other (c)	Total
Net revenues (a)	$6,231	$1,499	$28	$19,785
EBITDA	625	341	(6)	3,392
Non-program depreciation and amortization	94	49	41	553
Segment assets exclusive of assets under programs	5,920	1,188	1,438	23,480
Assets under management and mortgage programs	11,450	-	4	19,075
Capital expenditures	107	18	41	469

Year Ended December 31, 2003

	Real Estate			Travel
	Franchise and	Mortgage	Hospitality	Distribution
	Operations	Services	Services	Services
Net revenues (a)	$5,258	$1,483	$2,523	$1,659
EBITDA	892	380	633	459
Non-program depreciation and amortization	91	30	103	110
Segment assets exclusive of assets under programs (b)	3,847	986	4,868	4,000
Assets under management and mortgage programs	544	4,769	1,869	-
Capital expenditures	53	31	88	100

	Vehicle	Marketing	Corporate
	Services	Services	and Other (c)	Total
Net revenues (a)	$5,851	$1,224	$17	$18,015
EBITDA	442	296	(38)	3,064
Non-program depreciation and amortization	90	50	33	507
Segment assets exclusive of assets under programs (b)	5,111	1,107	1,342	21,261
Assets under management and mortgage programs	10,450	-	7	17,639
Capital expenditures	139	11	36	458

Year Ended December 31, 2002

	Real Estate			Travel
	Franchise and	Mortgage	Hospitality	Distribution
	Operations	Services	Services	Services
Net revenues (a)	$3,950	$750	$2,180	$1,695
EBITDA	802	30	625	526
Non-program depreciation and amortization	89	25	96	92
Capital expenditures	46	27	67	97

	Vehicle	Marketing	Corporate
	Services	Services	and Other (c)	Total
Net revenues (a)	$4,274	$1,163	$13	$14,025
EBITDA	408	371	(200)	2,562
Non-program depreciation and amortization	64	54	35	455
Capital expenditures	100	18	35	390

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

(b)	Excludes assets of discontinued operations.

(c)	Includes the results of operations of the Company’s non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to income before income taxes and minority interest.

	Year Ended December 31,
	2004	2003	2002
EBITDA	$3,392	$3,064	$2,562
Less: Non-program related depreciation and amortization	553	507	455
Non-program related interest expense, net	251	306	262
Early extinguishment of debt	18	58	42
Amortization of pendings and listings	16	20	256

Income before income taxes and minority interest	$2,554	$2,173	$1,547

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United	United	All Other
	States	Kingdom	Countries	Total
2004
Net revenues	$17,378	$415	$1,992	$19,785
Total assets	37,604	1,306	3,645	42,555
Net property and equipment	1,518	100	224	1,842
2003
Net revenues	$15,820	$429	$1,766	$18,015
Total assets (*)	35,521	1,021	2,358	38,900
Net property and equipment	1,561	57	145	1,763
2002
Net revenues	$12,094	$389	$1,542	$14,025

(*)	Excludes assets of discontinued operations.

26.	Related Party Transactions

In addition to the Company’s relationship with TRL Group (discussed in Note 22—TRL Group, Inc.) and Homestore (discussed in Note 2—Summary of Significant Accounting Policies), the Company maintained related party relationships with certain other entities. The impact of these relationships on the Company’s Consolidated Financial Statements is discussed below.

The Company’s Consolidated Statements of Income for 2003 and 2002 include $1 million and $8 million, respectively, of related party revenue derived from Trip Network prior to the Company’s acquisition in 2003. The Company’s Consolidated Statements of Income for 2003 and 2002 include $1 million and $11 million, respectively, of related party revenue and $1 million and $20 million, respectively, of related party expenses derived from FFD prior to the Company’s acquisition in 2003. Also reflected in the Company’s Consolidated Statement of Income for 2002 is $101 million of related party revenue (including $66 million of royalty and marketing fees) and $7 million of related party expense derived from NRT prior to the Company’s acquisition in 2002. Trip Network, FFD and NRT have been included in the Company’s consolidated results of operations, cash flows and financial position since their acquisition dates (see Note 5—Acquisitions for further detail). Additionally, the Company’s Consolidated Statement of Income for 2003 includes a gain of approximately $30 million in connection with the disposition of a common equity ownership interest in Entertainment Publications.

27.	Selected Quarterly Financial Data—(unaudited)

Provided below is selected unaudited quarterly financial data for 2004 and 2003. Certain amounts relating to first quarter 2004 and 2003 have been revised from those previously reported in order to present Jackson Hewitt as a discontinued operation (see Note 3 — Discontinued Operations). The underlying diluted per share information is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels, market prices and share repurchases. Therefore, the sum of the quarters’ per share information may not equal the total year amounts presented on the Consolidated Statements of Income. Additionally, the diluted share amounts presented below for 2003 have been revised to include the effect of convertible debt securities that were outstanding during 2003, pursuant to EITF 04-8 (see Note 2—Summary of Significant Accounting Policies).

	2004 (*)
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise and Operations	$1,156	$1,812	$1,774	$1,504
Mortgage Services	238	344	283	246
Hospitality Services	681	701	789	711
Travel Distribution Services	452	448	437	451
Vehicle Services	1,394	1,550	1,693	1,594
Marketing Services	357	352	389	401
Corporate and Other	31	2	(2)	(3)

	$4,309	$5,209	$5,363	$4,904

EBITDA
Real Estate Franchise and Operations	$129	$354	$358	$228
Mortgage Services	8	94	55	26
Hospitality Services	168	179	211	156
Travel Distribution Services	124	118	123	101
Vehicle Services	100	177	221	127
Marketing Services	69	77	111	84
Corporate and Other	12	(24)	(15)	21

	610	975	1,064	743
Less: Non-program related depreciation and amortization	128	130	136	159
Non-program related interest expense, net	80	72	33	66
Early extinguishments of debt	-	18	-	-
Amortization of pendings and listings	4	4	5	3

Income before income taxes and minority interest	$398	$751	$890	$515

Income from continuing operations	$377	$493	$593	$357
Income from discontinued operations, net of tax	64	-	-	-
Gain on disposal of discontinued operations, net of tax	-	198	-	-

Net income	$441	$691	$593	$357

	2004 (*)
	First	Second	Third	Fourth
Per share information:
Basic
Income from continuing operations	$0.37	$0.48	$0.57	$0.34
Income from discontinued operations	0.06	-	-	-
Gain on disposal of discontinued operations	-	0.20	-	-

Net income	$0.43	$0.68	$0.57	$0.34

Weighted average shares	1,015	1,020	1,036	1,052

Diluted
Income from continuing operations	$0.36	$0.47	$0.56	$0.33
Income from discontinued operations	0.06	-	-	-
Gain on disposal of discontinued operations	-	0.19	-	-

Net income	$0.42	$0.66	$0.56	$0.33

Weighted average shares	1,059	1,053	1,064	1,079

Cendant common stock market prices:
High	$24.39	$25.07	$24.94	$23.42
Low	$21.74	$21.68	$21.07	$20.02

(*)
Income before income taxes and minority interest for first, second, third and fourth quarters includes acquisition and integration related charges (credits) of $3 million, $3 million, $(9) million and $8 million, respectively. Income before income taxes and minority interest for fourth quarter includes a $60 million credit associated with previously established liabilities, for which the Company no longer believes it is liable (see Note 10—Litigation and Related Costs).

	2003 (*)
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise and Operations	$985	$1,388	$1,593	$1,292
Mortgage Services	370	394	411	308
Hospitality Services	580	635	696	612
Travel Distribution Services	416	426	424	393
Vehicle Services	1,357	1,499	1,610	1,385
Marketing Services	256	249	358	361
Corporate and Other	31	-	(7)	(7)

	$3,995	$4,591	$5,085	$4,344

EBITDA
Real Estate Franchise and Operations	$113	$262	$325	$192
Mortgage Services	113	92	111	64
Hospitality Services	144	150	189	150
Travel Distribution Services	128	104	119	108
Vehicle Services	50	132	187	73
Marketing Services	76	76	67	77
Corporate and Other	15	(14)	(43)	4

	639	802	955	668
Less: Non-program related depreciation and amortization	126	126	126	129
Non-program related interest expense, net	79	81	74	72
Early extinguishments of debt	48	6	4	-
Amortization of pendings and listings	3	4	5	8

Income before income taxes and minority interest	$383	$585	$746	$459

Income from continuing operations	$257	$384	$490	$299
Income (loss) from discontinued operations, net of tax	52	(2)	(4)	(11)
Cumulative effect of accounting change, net of tax	-	-	(293)	-

Net income	$309	$382	$193	$288

Per share information:
Basic
Income from continuing operations	$0.25	$0.38	$0.48	$0.30
Income (loss) from discontinued operations	0.05	-	-	(0.01)
Cumulative effect of accounting change	-	-	(0.29)	-

Net income	$0.30	$0.38	$0.19	$0.29

Weighted average shares	1,028	1,017	1,013	1,011

Diluted
Income from continuing operations	$0.24	$0.36	$0.46	$0.28
Income (loss) from discontinued operations	0.05	-	-	(0.01)
Cumulative effect of accounting change	-	-	(0.28)	-

Net income	$0.29	$0.36	$0.18	$0.27

Weighted average shares	1,062	1,061	1,061	1,064

Cendant common stock market prices:
High	$13.95	$18.39	$19.30	$22.30
Low	$10.56	$12.67	$16.94	$18.37

(*)
Income before income taxes and minority interest for first, second, third and fourth quarters includes acquisition and integration related charges of $7 million, $8 million, $15 million and $4 million, respectively.

28.	Subsequent Events

PHH Spin-off
On January 31, 2005, the Company completed the spin-off of its mortgage, fleet leasing and appraisal businesses in a tax-free distribution of PHH common stock to its stockholders. The Company distributed one share of PHH common stock for every twenty shares of Cendant common stock outstanding as of January 19, 2005. The distribution resulted in the issuance of approximately 52.7 million shares of PHH common stock. On February 1, 2005, PHH common stock began regular-way trading on the New York Stock Exchange under the symbol “PHH.”

In connection with the spin-off of PHH, the Company expects to record a non-cash impairment charge to reflect any difference between PHH’s carrying value and PHH’s market value. The Company anticipates that such non-cash charge will be in the range of $535 million to $590 million (based on currently available information). Approximately one-third of this charge will be allocated to continuing operations and approximately two-thirds to discontinued operations, reflecting the relative values of the mortgage and fleet businesses, respectively, and the fact that the mortgage business will not be accounted for as a discontinued operation. The Company does not anticipate recording a tax benefit associated with this charge.

Wright Express Initial Public Offering
On February 22, 2005, the Company disposed of 100% of its ownership interest in its fuel card subsidiary, Wright Express, in an initial public offering for approximately $1.0 billion. The Company received approximately $690 million of proceeds in connection with the offering and a special dividend of approximately $300 million.

Relocation Financing Program
On February 1, 2005, the Company restructured its relocation financing program through the issuance of a series of variable funding notes with availability of up to $550 million. The notes are prepayable, bear interest at variable rates and are secured by receivables originated by the Company’s relocation business. In connection with such restructuring, Apple Ridge Funding, LLC, the issuer of the notes, changed its name to Cendant Mobility Client-Backed Relocation Receivables Funding LLC.

Share Repurchases
During January and February 2005, the Company repurchased 6.5 million shares of its common stock at an average price of $22.52 for aggregate cash of approximately $147 million. As of February 28, 2005, the Company had $737 million of availability under its Board-approved repurchase program.

Declaration of Dividend
On January 24, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per common share, payable March 15, 2005 to stockholders of record February 28, 2005.

Asset-Backed Note Issuance
On February 25, 2005, the Company issued $750 million of asset-backed notes under its vehicle rental program. Such notes consisted of (i) $325 million of three-year fixed rate notes bearing interest at 4.3%, (ii) $300 million of three-year floating rate notes currently bearing interest at 4.3% and (iii) $125 million of five-year floating rate notes currently bearing interest at 4.6%.

Acquisition of ebookers plc.
On February 28, 2005, the Company acquired ebookers for approximately $350 million, net of cash acquired. The Company also assumed approximately $30 million of debt in connection with this acquisition.

* * *

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 20, 2004).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

4.2
Indenture, dated as of February 24, 1998, between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 333-45227, filed on January 29, 1998).

4.3	Form of 6 7/8% Note due 2006 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on November 2, 2001).

4.4
Indenture, dated as of January 13, 2003, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 17, 2003).

4.5
Form of 6.250% Senior Note due 2008 and Form of 7.375% Senior Note due 2013 (Incorporated by reference to Exhibits 4.2 and 4.3, respectively, to the Company’s Current Report on Form 8-K dated January 17, 2003).

4.6
Form of 6.25% Senior Note due 2010 and Form of 7.125% Senior Note due 2015 (Incorporated by reference to Exhibits 4.2 and 4.3, respectively, to the Company’s Current Report on Form 8-K dated March 13, 2003).

4.7
Fourth Supplemental Indenture, dated as of July 27, 2001, to the Indenture, dated as of February 24, 1998, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee (pursuant to which the 4.89% Senior Notes (formerly the 6.75% Senior Notes making up a portion of the Upper DECS) were issued) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 1, 2001) (Includes Form of 4.89% Note).

10.1(a)
Amended and Extended Employment Agreement dated as of July 1, 2002 by and between Cendant Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.1(b)
First Amendment to Amended and Extended Employment Agreement of Henry R. Silverman, dated July 28, 2003 (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.1(c)
Second Amendment to Amended and Extended Employment Agreement dated August 20, 2004 by and between Cendant Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2004).

10.1(d)
Third Amendment to Amended and Extended Employment Agreement of Henry R. Silverman dated January 21, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2005).

10.2(a)
Agreement with Stephen P. Holmes, dated as of May 27, 1997 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).

Exhibit No.	Description

10.2(b)
Amendment to Agreement with Stephen P. Holmes, dated January 11, 1999 (Incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999, File No. 1-10308).

10.2(c)
Amendment to Agreement with Stephen P. Holmes, dated January 3, 2001 (Incorporated by reference to Exhibit 10.2(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 dated April 1, 2002).

10.2(d)
Letter Agreement of Stephen P. Holmes, dated May 2, 2003 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form  10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.3(a)
Agreement with James E. Buckman, dated as of May 27, 1997 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).

10.3(b)
Amendment to Agreement with James E. Buckman, dated January 11, 1999 (Incorporated by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999, File No. 1-10308).

10.3(c)
Amendment to Agreement with James E. Buckman, dated January 3, 2001 (Incorporated by reference to Exhibit 10.3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 dated April 1, 2002).

10.3(d)
Letter Agreement of James E. Buckman, dated May 2, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form  10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.4
Amended and Restated Employment Agreement of Richard Smith, dated June 30, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.5	Agreement with Samuel L. Katz, dated October 1, 2003 (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).

10.6(a)
Agreement of Kevin M. Sheehan, dated April 1, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 9, 2003).

10.6(b)
Letter Agreement of Kevin M. Sheehan, dated May 2, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form  10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.7(a)	Agreement of Scott E. Forbes, dated April 1, 2003 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 9, 2003).

10.7(b)
Letter Agreement of Scott E. Forbes, dated May 2, 2003 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.8	Employment Agreement with Ronald L. Nelson, dated April 14, 2003 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 16, 2003).

Exhibit No.	Description

10.9
Agreement with Thomas D. Christopoul, dated October 1, 2003 (Incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).

10.10(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarterly period ended October 31, 1996 dated December 13, 1996, File No. 1-10308).

10.10(b)
Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.11
Galileo International 1999 Equity and Performance Incentive Plan (Incorporated by reference to Galileo International, Inc.’s Registration Statement on Form S-8, File No. 333-77421, dated April 30, 1999).

10.12	Trendwest Resorts, Inc. 1997 Employee Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-89686, dated June 3, 2002).

10.13(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997 dated June 16, 1997, File No. 1-10308).

10.13(b)
Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.13(c)
Amendment to 1997 Stock Option Plan dated March 19, 2002 (Incorporated by reference to Exhibit 10.11(c) to the Company’s Annual Report on Form  10-K for the year ended December 31, 2002 dated March 5, 2003).

10.14(a)
1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).

10.14(b)
Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.14(c)
Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.14(d)
Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.15(a)	HFS Incorporated’s Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to HFS Incorporated’s Registration Statement on Form S-8, Registration No. 33-83956).

10.15(b)
First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995 (Incorporated by reference to Exhibit 4.1 to HFS Incorporated’s Registration Statement on Form S-8, Registration No. 33-094756).

Exhibit No.	Description

10.15(c)
Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(b) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).

10.15(d)
Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(c) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).

10.15(e)
Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996 (Incorporated by reference to Exhibit 4.5 to HFS Incorporated’s Registration Statement on Form S-8, Registration No. 333-06733).

10.15(f)
Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).

10.15(g)
Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).

10.15(h)
Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated April 30, 1997 (Incorporated by reference to Exhibit 10.17(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 dated March 31, 1998, File No. 1-10308).

10.15(i)
Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 27, 1997 (Incorporated by reference to Exhibit 10.17(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 dated March 31, 1998, File No. 1-10308).

10.16(a)	1997 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998).

10.16(b)
Amendment to 1997 Employee Stock Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).

10.17(a)
Cendant Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29,1999, File No. 1-10308).

10.17(b)	1999 Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.16(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).

Exhibit No.	Description

10.17(c)	Amendment to Certain Stock Plans (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 5, 2003).

10.18
1999 Broad-Based Employee Stock Option Plan, including the Third Amendment dated March 19, 2002, Second Amendment dated April 2, 2001 and First Amendment dated March 29, 1999 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).

10.19	Amended and Restated Cendant Corporation 2004 Performance Metric Long-term Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 26, 2005).

10.20
Cendant Corporation 2003 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.21
Cendant Corporation Executive Officer Supplemental Life Insurance Program (Incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).

10.22
Five Year Competitive Advance and Revolving Credit Agreement dated as of November 22, 2004 among Cendant Corporation, as Borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Bank of Nova Scotia, Barclays Bank Plc, Calyon New York Branch and Citibank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 23, 2004).

10.23
Three Year Asset-Linked Revolving Credit Agreement, dated as of June 17, 2004, among Cendant Corporation, as Borrower, the Lenders referred to therein, Bank of America, N.A., as Administrative Agent and Citicorp USA, Inc., as Syndication Agent, Banc of America Securities LLC and Citigroup Global Markets Inc., as Co-Lead Arrangers and Co-Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form  10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.24
Cendant Corporation 1999 Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 dated March 1, 2000).

10.25
Agreement and Plan of Merger, dated as of June 15, 2001 among the Company, Galaxy Acquisition Corp. and Galileo International, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 18, 2001).

10.26
Agreement and Plan of Merger by and among Cendant Corporation, Diamondhead Corporation and CheapTickets, Inc. dated August 13, 2001 (Incorporated by reference to Exhibit 99(D)(1) of the Company’s Schedule TO filed on August 24, 2001).

Exhibit No.	Description

10.27
Agreement and Plan of Merger by and among Cendant Corporation, Grand Slam Acquisition Corp. and Fairfield Communities, Inc. dated as of November 1, 2000 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 dated November 14, 2000).

10.28
Second Amended and Restated Base Indenture, dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.29
Second Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as a Permitted Nominee and Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Lender (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.30
Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004, between AESOP Leasing L.P., as Lessor and Cendant Rental Car Group, Inc., as Lessee and as Administrator (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.31
Second Amended and Restated Administration Agreement, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), AESOP Leasing, L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc., Budget Rent A Car Systems, Inc., Cendant Car Rental Group, Inc. and The Bank of New York, as Trustee.

10.32	Assignment and Assumption Agreement, dated as of June 3, 2004, among Avis Rent A Car System, Inc., Avis Group Holdings, Inc. and Cendant Car Rental Group, Inc.

10.33
Amended and Restated Series 1998-1 Supplement, dated as of June 29, 2001 between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York (Incorporated by reference to Exhibit 4.22 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).

10.34
Amended and Restated Series 2000-2 Supplement, dated as of June 29, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York (Incorporated by reference to Exhibit 4.24 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).

10.35
Amended and Restated Series 2000-4 Supplement, dated as of June 29, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-4 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York (Incorporated by reference to Exhibit 4.26 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).

Exhibit No.	Description

10.36
Amended and Restated Series 2001-2 Supplement, dated as of June 29, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Exhibit 4.28 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).

10.37
Series 2002-1 Supplement, dated as of July 25, 2002, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2002-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York (Incorporated by reference to Exhibit 10.4 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 6, 2003).

10.38
Amended and Restated Series 2002-2 Supplement, dated as of November 22, 2002, among AESOP Funding II L.L.C., as issuer, Avis Rent A Car System, Inc., as servicer, JPMorgan Chase Bank, as administrative agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA banks, and The Bank of New York, as trustee and Series 2002-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York (Incorporated by reference to Exhibit 10.6 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 6, 2003).

10.39
Series 2003-1 Supplement dated as of January 28, 2003 to the Amended and Restated Base Indenture dated as of July 30, 1997 between AESOP Funding II LLC, as Issuer, Avis Rent A Car System, Inc., as Administrator, Cendant Corporation, as Purchaser and The Bank of New York, as Trustee and Series 2003-1 Agent (Incorporated by reference to Exhibit 10.12 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 14, 2003).

10.40
Series 2003-2 Supplement dated as of March 6, 2003 to the Amended and Restated Base Indenture dated as of July 30, 1997 between AESOP Funding II L.L.C., as Issuer and The Bank of New York, as Trustee and Series 2003-2 Agent (Incorporated by reference to Exhibit 10.11 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 14, 2003).

10.41
Series 2003-3 Supplement, dated as of May 6, 2003, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee and Series 2003-3 Agent. (Incorporated by reference to Exhibit 10.14 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 23, 2004).

10.42
Series 2003-4 Supplement, dated as of June 19, 2003, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent (Incorporated by reference to Exhibit 10.2 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 13, 2003).

10.43
Series 2003-5 Supplement, dated as of October 9, 2003, among AESOP Funding II L.L.C., as issuer and The Bank of New York, as trustee and Series 2003-5 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).

Exhibit No.	Description

10.44
Series 2004-2 Supplement, dated as of February 18, 2004, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2004-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 dated May 3, 2004).

10.45
Series 2004-4 Supplement, dated as of November 30, 2004, to the Second Amended and Restated Base Indenture, dated as of June 4, 2004, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.) and The Bank of New York, as Trustee and as Series 2004-4 Agent.

10.46
Master Indenture and Servicing Agreement dated as of August 29, 2002 by and among Sierra Receivables Funding Company, LLC*, as Issuer, Fairfield Acceptance Corporation-Nevada**, as Master Servicer and Wachovia Bank, National Association, as Trustee and as Collateral Agent (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.47
Series 2002-1 Supplement to Master Indenture and Servicing Agreement dated as of August 29, 2002 among Sierra Receivables Funding Company, LLC*, as Issuer, Fairfield Acceptance Corporation-Nevada**, as Master Servicer and Wachovia Bank, National Association, as Trustee and as Collateral Agent (Incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.48
Master Loan Purchase Agreement dated as of August 29, 2002 among Fairfield Acceptance Corporation-Nevada**, as Seller, Fairfield Resorts, Inc., as Co- Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, each VB Subsidiary referred to therein, each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated on November 4, 2002).

10.49
Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 among Fairfield Acceptance Corporation-Nevada**, as Seller, Fairfield Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, each VB Subsidiary referred to therein, each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.50
Master Loan Purchase Agreement dated as of August 29, 2002 between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.51
Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.52
Master Pool Purchase Agreement dated as of August 29, 2002 between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC*, as Issuer (Incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

Exhibit No.	Description

10.53
Series 2002-1 Supplement dated as of August 29, 2002 to Master Pool Purchase Agreement dated as of August 29, 2002 between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC*, as Issuer (Incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.54
First Amendment, dated as of July 17, 2003, to Master Indenture and Servicing Agreement, dated as of August 29, 2002, among Sierra Receivables Funding Company, LLC*, Fairfield Acceptance Corporation—Nevada**, as Master Servicer, Wachovia Bank, National Association, as Trustee and as Collateral Agent (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.55
Third Amendment, dated as of July 17, 2003, to Series 2002-1 Supplement to Master Indenture and Servicing Agreement, dated as of August 29, 2002, among Sierra Receivables Funding Company, LLC*, Fairfield Acceptance Corporation—Nevada**, as Master Servicer, Wachovia Bank, National Association, as Trustee and as Collateral Agent (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.56
Fourth Amendment, dated as of October 14, 2003, to Series 2002-1 Supplement to Master Indenture and Servicing Agreement, dated as of August  29, 2002 among Sierra Receivables Funding Company, LLC*, Fairfield Acceptance Corporation—Nevada**, as Master Servicer, Wachovia Bank, National Association, as Trustee and as Collateral Agent (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2003 dated November 6, 2003).

10.57
Second Amendment, dated as of July 17, 2003, to Master Loan Purchase Agreement, dated as of August 29, 2002, among Fairfield Acceptance Corporation—Nevada**, as Seller, Fairfield Resorts, Inc. and Fairfield Myrtle Beach, Inc., as Co-Originators, Kona Hawaiian Vacation Ownership, LLC, as an Originator, each VB Subsidiary referred to therein and each VB Partnership referred to therein and Sierra Deposit Company, LLC (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.58
Second Amendment, dated as of July 17, 2003, to Series 2002-1 Supplement to Master Loan Purchase Agreement, dated as of August 29, 2002, among Fairfield Acceptance Corporation—Nevada**, as Seller, Fairfield Resorts, Inc. and Fairfield Myrtle Beach, Inc., as Co-Originators, Kona Hawaiian Vacation Ownership, LLC, as an Originator, each VB Subsidiary referred to therein and each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.59
First Amendment, dated as of July 17, 2003, to Master Loan Purchase Agreement, dated as of August 29, 2002, between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.60
First Amendment, dated as of July 17, 2003, to Series 2002-1 Supplement to Master Loan Purchase Agreement, dated as of August 29, 2002, between Trendwest Resorts, Inc., as Seller, and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.61
First Amendment, dated as of July 17, 2003, to Pool Purchase Agreement Supplement, dated as of August 29, 2002, between Sierra Deposit Company, LLC*, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

Exhibit No.	Description

10.62
Indenture and Servicing Agreement dated as of March 31, 2003 by and among Sierra 2003-1 Receivables Funding Company, LLC, as Issuer and Fairfield Acceptance Corporation—Nevada**, as Servicer and Wachovia Bank, National Association, as Trustee and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 9, 2003).

10.63
Indenture and Servicing Agreement dated as of December 5, 2003 by and among Sierra 2003-2 Receivables Funding Company, LLC, as Issuer and Fairfield Acceptance Corporation—Nevada**, as Servicer and Wachovia Bank, National Association, as Trustee and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).

10.64
Indenture and Servicing Agreement, dated as of May 27, 2004, by and among Cendant Timeshare 2004-1 Receivables Funding, LLC, as Issuer, and Fairfield Acceptance Corporation—Nevada**, as Servicer, and Wachovia Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.65
Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of August 22, 2002 (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.66
First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of September 10, 2002 (Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.67
Share Purchase Agreement among Cendant Corporation, Cendant Travel Services Limited, David Babai, Uzi Kattan, Edward Faith, Murray Sweet and Bernard Bialylew dated December 16, 2004 for the purchase of Donvand Limited and Octopustravel Group Limited.

10.68
Agreement and Plan of Merger, dated September 29, 2004, by and among Cendant Corporation, Robertson Acquisition Corporation and Orbitz, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 29, 2004).

10.69
Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.70
Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2005). ***

10.71
Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.72
Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2005).***

Exhibit No.	Description

10.73
Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation, as originator and Cendant Mobility Financial Corporation, as buyer (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.74
Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation, as originator and seller, and Apple Ridge Services Corporation as buyer (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.75
Transfer and Servicing Agreement dated as of April 25, 2000, by and between Apple Ridge Services Corporation, as transferor, Cendant Mobility Services Corporation, as originator and servicer, Cendant Mobility Financial Corporation, as originator and Apple Ridge Funding LLC (now known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC), as transferee and Bank One, National Association (now JPMorgan Chase Bank, National Association), as indenture trustee (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.76
Performance Guaranty dated as of April 25, 2000 executed by PHH Corporation in favor of Cendant Mobility Financial Corporation and Apple Ridge Funding LLC (now known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC) (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.77
Assignment and Assumption Agreement Relating to Performance Guaranty entered into December 20, 2004 by PHH Corporation and Cendant Corporation and was agreed and consented to and accepted by Cendant Mobility Financial Corporation, Apple Ridge Funding LLC (now known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC) and JPMorgan Chase Bank, National Association, as indenture trustee (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.78
Omnibus Amendment, Agreement and Consent entered into December 20, 2004 among Cendant Mobility Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC (now known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC), JPMorgan Chase Bank, National Association, as indenture trustee, The Bank of New York, as paying agent, the insurer and series enhancer and the then existing commercial paper conduits and banks as noteholders or committed purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.79
Second Omnibus Amendment, Agreement and Consent entered into January 31, 2005 among Cendant Mobility Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Services Corporation, Cendant Mobility Client-Backed Relocation Receivables Funding LLC, JPMorgan Chase Bank, National Association, as indenture trustee, The Bank of New York, as paying agent, the insurer and series enhancer and the then existing commercial paper conduits and banks as noteholders or committed purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.80
Indenture Supplement dated as of January 31, 2005 among Cendant Mobility Client-Backed Relocation Receivables Funding LLC, JPMorgan Chase Bank, National Association, as indenture trustee, and The Bank of New York, as paying agent, authentication agent, transfer agent and registrant (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.81	Cendant Corporation Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 26, 2005).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Sierra Receivables Funding Company, LLC is now known as Cendant Timeshare Conduit Receivables Funding, LLC.

** Fairfield Acceptance Corporation—Nevada is now known as Cendant Timeshare Resort Group—Consumer Finance, Inc.

*** Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.