Form 10-Q
period 2005-03-31
CENDANT CORP
filed 2005-05-05
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days:    Yes [X]         No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes [X]         No [  ]

The number of shares outstanding of the registrant’s common stock was 1,051,565,286 shares as of March 31, 2005.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

●
terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., which may negatively affect the travel industry and our financial results and which could also result in a disruption in our business;

●	the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;

●	the effects of a decline in travel, due to political instability, adverse economic conditions, natural disasters or otherwise, on our travel related businesses;

●	the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our real estate related businesses;

●	the effects of changes in current interest rates, particularly on our real estate franchise and real estate brokerage businesses;

●	the final resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities (which were discovered and addressed in 1998);

●	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

●	competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

●
failure to reduce quickly our substantial technology costs and other overhead costs, if required, in response to a reduction in revenue in any future period, particularly in our computer reservations, global distribution systems, vehicle rental and real estate brokerage businesses;

●	our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster or other business interruption;

●
our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisitions of Orbitz, Inc., ebookers plc. and Gullivers Travel Associates, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

●
our ability to divest the operations of our Marketing Services division on economically acceptable terms, which will depend upon a number of factors, including due diligence, negotiation of definitive documentation, the ability of prospective purchasers to obtain financing, the results and prospects of the Marketing Services division and receipt of any necessary consents and/or regulatory approvals;

●	our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

●
in relation to our assets under management programs, (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for certain of our securitization facilities and to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios;

●	competitive and pricing pressures in the travel industry, including the car rental and global distribution services industries;

●
changes in the vehicle manufacturer repurchase arrangements in our Avis and Budget car rental business, including but not limited to the failure of the manufacturers to meet their obligations under such arrangements, or changes in the credit quality of such vehicle manufacturers, each of which could have a material adverse effect on our results and the principal financing program for our car rental business;

●
filing of bankruptcy by, or the loss of business from, any of our significant customers, including our airline customers, and the ultimate disposition of any such bankruptcy, including the bankruptcy reorganization of UAL Corporation;

●
changes in laws and regulations, including changes in global distribution services rules, telemarketing and timeshare sales regulations and real estate related regulations, state, federal and international tax laws and privacy policy regulation;  and

●
changes in accounting principles and/or business practices that may result in changes in the method in which we account for transactions and may affect comparability between periods and changes to the estimates and assumptions that we use to prepare our financial statements due to subsequent developments, such as court or similar rulings and actual experience.

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
New York, New York

We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the “Company”) as of March 31, 2005, the related consolidated condensed statement of stockholders’ equity for the three-month period ended March 31, 2005, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended prior to presenting certain subsidiaries as discontinued operations (not presented herein); and in our report dated February 28, 2005, we expressed an unqualified opinion (which included an explanatory paragraph with respect to the revised earnings per share calculations for all prior periods presented to include the dilutive effect of certain contingently convertible debt securities, the adoption of the fair value method of accounting for stock-based compensation and the adoption of the consolidation provisions for variable interest entities in 2003, as discussed in Note 2 to the consolidated financial statements) on those consolidated financial statements. We also audited the adjustments described in Note 3 of the consolidated condensed interim financial statements that were applied to recast the December 31, 2004 balance sheet of the Company. In our opinion, such adjustments were appropriate and have been applied properly and the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
May 4, 2005

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenues
Service fees and membership, net	$2,756	$2,497
Vehicle-related	1,089	1,001
Other	32	42

Net revenues	3,877	3,540

Expenses
Operating	2,252	2,050
Vehicle depreciation, lease charges and interest, net	324	311
Marketing and reservation	424	355
General and administrative	336	333
Non-program related depreciation and amortization	137	111
Non-program related interest expense (income), net	(18)	77
Acquisition and integration related costs:
Amortization of pendings and listings	3	4
Other	11	3
Restructuring and transaction-related charges	49	–
Valuation charge associated with PHH spin-off	180	–

Total expenses	3,698	3,244

Income before income taxes and minority interest	179	296
Provision for income taxes	115	92
Minority interest, net of tax	1	4

Income from continuing operations	63	200
Income (loss) from discontinued operations, net of tax	(8)	241
Loss on disposal of discontinued operations, net of tax:
Valuation and transaction-related charges associated with PHH spin-off	(312)	–
Gain on disposal of Wright Express Corporation	175	–

Net income (loss)	$(82)	$441

Earnings per share
Basic
Income from continuing operations	$0.06	$0.20
Net income (loss)	(0.08)	0.43
Diluted
Income from continuing operations	$0.06	$0.19
Net income (loss)	(0.08)	0.42

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,341	$467
Restricted cash	127	370
Receivables, net	1,311	1,237
Deferred income taxes	1,289	385
Assets of discontinued operations	1,139	6,639
Other current assets	578	611

Total current assets	5,785	9,709

Property and equipment, net	1,627	1,685
Deferred income taxes	876	2,192
Goodwill	11,220	11,087
Other intangibles, net	2,883	2,608
Other non-current assets	411	591

Total assets exclusive of assets under programs	22,802	27,872

Assets under management programs:
Program cash	198	530
Relocation receivables	725	720
Vehicle-related, net	8,308	7,072
Timeshare-related, net	2,437	2,385
Vacation rental	242	254
Mortgage loans held for sale	–	1,981
Mortgage servicing rights, net	–	1,608
Other	11	148

	11,921	14,698

Total assets	$34,723	$42,570

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$3,957	$4,089
Current portion of long-term debt	1,360	739
Liabilities of discontinued operations	746	5,274
Deferred income	345	335

Total current liabilities	6,408	10,437

Long-term debt	3,548	3,591
Deferred income	279	285
Other non-current liabilities	1,205	1,181

Total liabilities exclusive of liabilities under programs	11,440	15,494

Liabilities under management programs:
Debt	3,121	6,219
Debt due to Cendant Rental Car Funding (AESOP) LLC—related party	7,149	5,935
Deferred income taxes	1,818	2,200
Other	–	27

	12,088	14,381

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	–	–
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,340,928,001 and 1,333,462,545 shares	13	13
Additional paid-in capital	12,167	12,091
Deferred compensation	(259)	(301)
Retained earnings	4,850	6,179
Accumulated other comprehensive income	150	274
CD treasury stock, at cost—289,362,715 and 282,135,978 shares	(5,726)	(5,561)

Total stockholders’ equity	11,195	12,695

Total liabilities and stockholders’ equity	$34,723	$42,570

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2005	2004
Operating Activities
Net income (loss)	$(82)	$441
Adjustments to arrive at income from continuing operations	145	(241)

Income from continuing operations	63	200
Adjustments to reconcile income from continuing operations to net cash provided by operating activities exclusive of management programs:
Valuation charge associated with PHH spin-off	180	–
Non-program related depreciation and amortization	137	111
Amortization of pendings and listings	3	4
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(225)	(173)
Income taxes and deferred income taxes	93	34
Accounts payable and other current liabilities	21	(43)
Other, net	25	3

Net cash provided by operating activities exclusive of management programs	297	136

Management programs:
Vehicle depreciation	250	227
Amortization and impairment of mortgage servicing rights	101	264
Net gain on mortgage servicing rights and related derivatives	(83)	(171)
Origination of timeshare-related assets	(241)	(234)
Principal collection of investment in timeshare-related assets	146	133
Origination of mortgage loans	(2,062)	(7,409)
Proceeds on sale of and payments from mortgage loans held for sale	2,150	7,399
Other	5	1

	266	210

Net cash provided by operating activities	563	346

Investing Activities
Property and equipment additions	(78)	(91)
Net assets acquired, net of cash acquired, and acquisition-related payments	(455)	(123)
Proceeds received on asset sales	6	18
Proceeds from dispositions of businesses, net of transaction-related payments	958	42
Other, net	21	45

Net cash provided by (used in) investing activities exclusive of management programs	452	(109)

Management programs:
Decrease (increase) in program cash	(143)	144
Investment in vehicles	(3,270)	(2,700)
Payments received on investment in vehicles	1,777	1,260
Equity advances on homes under management	(1,003)	(1,199)
Repayment of advances on homes under management	1,000	1,218
Additions to mortgage servicing rights	(23)	(102)
Cash received on derivatives related to mortgage servicing rights, net	44	204
Other, net	(9)	39

	(1,627)	(1,136)

Net cash used in investing activities	(1,175)	(1,245)

Financing Activities
Proceeds from borrowings	–	19
Principal payments on borrowings	(63)	(10)
Net short-term borrowings under revolving credit agreement	660	–
Issuances of common stock	120	207
Repurchases of common stock	(231)	(612)
Payment of dividends	(96)	(72)
Cash reduction due to spin-off of PHH	(259)	–
Other, net	2	(1)

Net cash provided by (used in) financing activities exclusive of management programs	133	(469)

Management programs:
Proceeds from borrowings	3,846	3,039
Principal payments on borrowings	(2,451)	(2,039)
Net change in short-term borrowings	(39)	129
Other, net	(6)	(4)

	1,350	1,125

Net cash provided by financing activities	1,483	656

Effect of changes in exchange rates on cash and cash equivalents	(27)	(14)
Cash provided by discontinued operations	30	43

Net increase (decrease) in cash and cash equivalents	874	(214)
Cash and cash equivalents, beginning of period	467	746

Cash and cash equivalents, end of period	$1,341	$532

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)

						Accumulated
			Additional			Other	Treasury		Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Stock		Stockholders'
	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity
Balance at January 1, 2005	1,333	$13	$12,091	$(301)	$6,179	$274	(282)	$(5,561)	$12,695
Comprehensive loss:
Net loss	–	–	–	–	(82)	–	–	–
Currency translation adjustment, including tax of $68	–	–	–	–	–	(103)	–	–
Unrealized gains on cash flow hedges, net of tax of $9	–	–	–	–	–	14	–	–
Unrealized losses on available-for-sale securities, net of tax of $(1)	–	–	–	–	–	(3)	–	–
Reclassification for realized holding gains on available-for-sale securities, net of tax of $(7)	–	–	–	–	–	(11)	–	–
Minimum pension liability adjustment, net of tax of $(7)	–	–	–	–	–	(10)	–	–
Total comprehensive loss									(195)
Net activity related to restricted stock units	–	–	(27)	42	–	–	–	–	15
Exercise of stock options	7	–	51	–	–	–	3	56	107
Tax benefit from exercise of stock options	–	–	44	–	–	–	–	–	44
Repurchases of CD common stock	–	–	–	–	–	–	(10)	(228)	(228)
Payment of dividends	–	–	–	–	(96)	–	–	–	(96)
Dividend of PHH Corporation	–	–	–	–	(1,639)	(11)	–	–	(1,650)
Adjustment to offset PHH valuation charge included in net loss	–	–	–	–	488	–	–	–	488
Other	1	–	8	–	–	–	–	7	15

Balance at March 31, 2005	1,341	$13	$12,167	$(259)	$4,850	$150	(289)	$(5,726)	$11,195

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

Cendant Corporation is a global provider of travel and real estate services. The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Cendant Corporation and its subsidiaries (“Cendant”), as well as entities in which Cendant directly or indirectly has a controlling financial interest (collectively, the “Company”). The Company operates in the following business segments:

●
Real Estate Services—franchises the real estate brokerage businesses of four residential and one commercial brands, provides real estate brokerage services, facilitates employee relocations and provides home buyers with title and closing services.

●	Mortgage Services—provided home buyers with mortgage lending services (this business was disposed of in January 2005—See Note 2—Spin-off of PHH Corporation).

●	Hospitality Services—facilitates the exchange of vacation ownership interests, franchises eight lodging brands and markets vacation rental properties.

●	Timeshare Resorts—develops and sells vacation ownership interests, provides consumer financing to individuals purchasing these interests and manages resort properties.

●	Vehicle Rental—operates and franchises the Company’s car and truck rental brands.

●	Travel Distribution Services—provides global distribution services for the travel industry, corporate and consumer online travel services and travel agency services.

In presenting the Consolidated Condensed Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K filed on March 1, 2005 and Current Report on Form 8-K filed on May 5, 2005.

The Company adopted the above segment reporting structure in 2005 as a result of a reevaluation performed subsequent to (i) the completion of an initial public offering (“IPO”) of Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”) in June 2004, for which the Company raised approximately $770 million in proceeds; (ii) the completion of a spin-off of the Company’s mortgage, fleet leasing and appraisal businesses in January 2005 in a distribution of the common stock of PHH Corporation (“PHH”) to the Company’s stockholders (a more detailed description of this transaction can be found in Note 2—Spin-off of PHH Corporation); (iii) the completion of an IPO of Wright Express Corporation (“Wright Express”) in February 2005, for which the Company raised approximately $965 million of proceeds; and (iv) the formal approval by the Company’s Board of Directors in March 2005 to dispose of its Marketing Services division, which is comprised of the Company’s individual membership and loyalty/insurance marketing businesses and of which the Company anticipates a sale will be completed during third quarter 2005.

Discontinued Operations. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the account balances and activities of Wright Express, the Company’s fleet leasing and appraisal businesses, the Marketing Services division and Jackson Hewitt have been segregated and reported as discontinued operations for all periods presented. The Company’s mortgage business cannot be classified as a discontinued operation due to the Company’s participation in a mortgage origination venture that was established with PHH in connection with the spin-off. Summarized financial data for the aforementioned disposed businesses are provided in Note 3—Discontinued Operations.

Management Programs. The Company presents separately the financial data of its management programs. These programs are distinct from the Company’s other activities as the assets are generally funded through the issuance of debt that is collateralized by such assets. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of management programs. The Company believes it is appropriate to segregate the financial data of its management programs because, ultimately, the source of repayment of such debt is the realization of such assets.

Recently Issued Accounting Pronouncements

Conditional Asset Retirement Obligations. On March 30, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. The Company expects to adopt the provisions of FIN 47 in fourth quarter 2005, as required, and is currently assessing the impact of its adoption.

Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The Company expects to adopt this standard as of January 1, 2006, as required, and is currently assessing the impact of its adoption.

Timeshare Transactions. In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” in connection with the previous issuance of the American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). The Company expects to adopt the provisions of SFAS No. 152 and SOP 04-2 effective January 1, 2006 and anticipates recording an after tax charge in the range of $40 million to $70 million on such date as a cumulative effect of an accounting change. The Company is evaluating actions that may mitigate such impact. There is no expected impact to cash flow from the adoption.

Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion No. 25 and by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company will adopt SFAS No. 123R on January 1, 2006, as required by the Securities and Exchange Commission. Although the Company has not yet completed its assessment of adopting SFAS No. 123R, it does not believe that such adoption will significantly affect its earnings, financial position or cash flows since the Company does not use the alternative intrinsic value approach.

2.	Spin-off of PHH Corporation

As previously discussed, on January 31, 2005, the Company completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution to the Company’s stockholders of one share of PHH common stock per every twenty shares of Cendant common stock held on January 19, 2005. As a result, the Company’s total stockholders’ equity was reduced by approximately $1.65 billion during first quarter 2005 (see the Consolidated Condensed Statement of Stockholders’ Equity).

Pursuant to SFAS No. 144, the Company was required to perform an impairment analysis upon completion of the PHH spin-off. Accordingly, the Company recorded a non-cash impairment charge of $488 million in first quarter 2005, to reflect the difference between PHH’s carrying value and PHH’s initial market value, as determined by the average trading price of PHH common stock on February 1, 2005. The charge was recorded as a reduction to net income with an offsetting increase to retained earnings since the impaired assets had been disposed of on January 31, 2005. Of the $488 million total charge, approximately $180 million ($0.17 per diluted share) was allocated to the mortgage business and, therefore, recorded within continuing operations. The remaining charge, approximately $308 million ($0.29 per diluted share), was allocated to the fleet leasing and appraisal businesses and, therefore, recorded within discontinued operations. There were no tax benefits recorded in connection with these charges as such charges are not tax deductible.

Similarly, the Company incurred $7 million of transaction costs during first quarter 2005 associated with the PHH spin-off, of which $3 million was allocated to continuing operations (which is recorded within the restructuring and transaction-related costs line item on the Consolidated Condensed Statement of Income within the Mortgage Services segment) and $4 million was allocated to discontinued operations (which is recorded within the valuation charge associated with the PHH spin-off line item on the Company’s Consolidated Condensed Statement of Income). There were no tax benefits recorded in connection with these charges as such charges are not tax deductible.

The account balances and activities of the Company’s former fleet leasing and appraisal businesses, as well as the $308 million impairment charge described above and $4 million of transaction costs also described above, have been presented as discontinued operations (see Note 3—Discontinued Operations for summary financial data for these entities). However, as previously discussed, the Company’s mortgage business cannot be classified as a discontinued operation.

The Company has also entered into a mortgage origination venture with PHH to continue to participate in the earnings generated from originating mortgages for customers of its real estate brokerage and relocation businesses. PHH will manage this venture, which is expected to commence operations in mid-2005. The Company’s proportionate share of the venture’s results of operations will be recorded within the Real Estate Services segment.

3.	Discontinued Operations

Summarized statement of income data for discontinued operations are as follows (through the date of disposition for Wright Express and the fleet and appraisal businesses):

Three Months Ended March 31, 2005

		Fleet and	Marketing
	Wright	Appraisal	Services
	Express	Businesses (*)	Division	Total
Net revenues	$29	$134	$337	$500

Income (loss) before income taxes	$(7)	$7	$27	$27
Provision (benefit) for income taxes	(3)	28	10	35

Income (loss) from discontinued operations, net of tax	$(4)	$(21)	$17	$(8)

Gain (loss) on disposal of discontinued operations	$501	$(312)		$189
Provision for income taxes	326	–		326

Gain (loss) on disposal of discontinued operations, net of tax	$175	$(312)		$(137)

(*)	The provision for income taxes reflects a $24 million charge associated with separating the appraisal business from the Company in connection with the spin-off.

Three Months Ended March 31, 2004

			Fleet and	Marketing
	Jackson	Wright	Appraisal	Services
	Hewitt	Express	Businesses	Division (*)	Total
Net revenues	$169	$43	$372	$357	$941

Income before income taxes	$106	$17	$24	$61	$208
Provision (benefit) for income taxes	42	6	10	(91)	(33)

Income from discontinued operations, net of tax	$64	$11	$14	$152	$241

(*)
The benefit for income taxes reflects the reversal of a valuation allowance of $121 million by TRL Group associated with federal and state deferred tax assets, partially offset by a $13  million cash payment the Company made to TRL Group in connection with the January 2004 contract termination transaction.

Summarized balance sheet data for discontinued operations are as follows:

	As of
	March 31, 2005	As of December 31, 2004
	Marketing		Fleet and	Marketing
	Services	Wright	Appraisal	Services
	Division	Express	Businesses	Division	Total
Assets of discontinued operations:
Current assets	$428	$72	$334	$388	$794
Property and equipment, net	95	37	36	84	157
Goodwill	255	135	447	256	838
Assets under management programs	–	419	3,958	–	4,377
Other assets	361	22	99	352	473

Total assets of discontinued operations	$1,139	$685	$4,874	$1.080	$6,639

Liabilities of discontinued operations:
Current liabilities	$722	$213	$219	$738	$1,170
Liabilities under management programs	–	215	3,838	–	4,053
Other liabilities	24	6	25	20	51

Total liabilities of discontinued operations	$746	$434	$4,082	$758	$5,274

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”).

	Three Months Ended
	March 31,
	2005	2004
Income from continuing operations	$63	$200
Income (loss) from discontinued operations	(8)	241
Loss on disposal of discontinued operations:
Valuation and transaction-related charges associated with PHH spin-off	(312)	–
Gain on disposal of Wright Express Corporation	175	–

Net income (loss)	$(82)	$441

Basic weighted average shares outstanding	1,053	1,015
Stock options, warrants and non-vested shares	26	34
Convertible debt (*)	–	10

Diluted weighted average shares outstanding	1,079	1,059

Earnings per share:
Basic
Income from continuing operations	$0.06	$0.20
Income (loss) from discontinued operations	(0.01)	0.23
Loss on disposal of discontinued operations:
Valuation and transaction-related charges associated with PHH spin-off	(0.30)	–
Gain on disposal of Wright Express Corporation	0.17	–

Net income (loss)	$(0.08)	$0.43

Diluted
Income from continuing operations	$0.06	$0.19
Income (loss) from discontinued operations	(0.01)	0.23
Loss on disposal of discontinued operations:
Valuation and transaction-related charges associated with PHH spin-off	(0.29)	–
Gain on disposal of Wright Express Corporation	0.16	–

Net income (loss)	$(0.08)	$0.42

(*)
Represents the dilutive impact of the Company’s zero coupon senior convertible contingent notes for the period during which the contingency provisions were satisfied (January 1 through February  13, 2004). The impact of the conversion on February 13, 2004 into shares of CD common stock is reflected within basic EPS from the conversion date forward.

The following table summarizes the Company’s outstanding common stock equivalents that were antidilutive and therefore excluded from the computation of diluted EPS.

	Three Months Ended
	March 31,
	2005	2004
Options (a)	24	23
Upper DECS (b)	–	38

(a)
The number of antidilutive options as of March 31, 2005 remained consistent as the effect of a decrease in the average stock price for first quarter 2005 ($21.69) compared with the same period in 2004 ($22.97) was offset by the effect of a reduction in the total number of options outstanding (29 million). The weighted average exercise price for antidilutive options at March 31, 2005 and 2004 was $28.62 and $29.89, respectively.

(b)
Represents the shares that were issuable under the forward purchase contract component of the Company’s Upper DECS securities prior to the settlement of such securities on August 17, 2004, at which time the Company issued 38 million shares of Cendant common stock. Diluted EPS for first quarter 2004 does not reflect these shares, as the Upper DECS were antidilutive during such period (since the appreciation price of $28.42 was greater than the average price of Cendant common stock).

5.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Condensed Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Condensed Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of all its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Company’s Consolidated Condensed Balance Sheets as adjustments to the purchase price or on the Company’s Consolidated Condensed Statements of Income as expenses, as appropriate.

Gullivers Travel Associates. On December 16, 2004, the Company agreed to acquire Donvand Limited, which operates under the names Gullivers Travel Associates and Octopus Travel Group Limited (collectively, “Gullivers”), for approximately $1.1 billion in cash, net of estimated cash acquired. Gullivers is a wholesaler of hotel rooms, destination services, travel packages and group tours and a global online provider of lodging and destination services, selling directly to consumers as well as through third party affiliates and airlines. The acquisition closed on April 1, 2005 (see Note 17—Subsequent Events).

ebookers plc. On February 28, 2005, the Company acquired ebookers plc (“ebookers”), a travel agency with Web sites servicing 13 European countries offering a wide range of discount and standard price travel products including airfares, hotels, car rental, cruises and travel insurance. The preliminary allocation of the purchase price is summarized as follows:

Amount
Cash consideration	$435
Transaction costs and expenses	12

Total purchase price	447
Less: Historical value of liabilities assumed in excess of assets acquired	(43)
Less: Fair value adjustments	239

Excess purchase price over fair value of assets acquired and liabilities assumed	$251

The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Amount
Allocation of purchase price to intangible assets (a)	$267
Costs associated with exiting activities (b)	(21)
Other fair value adjustments	(7)

Total fair value adjustments	$239

(a)	Represents a preliminary estimate of intangible assets acquired, which are being amortized over a weighted average life of seven years.

(b)
As part of the acquisition, the Company has established liabilities for estimated costs to involuntarily terminate certain ebookers employees ($14 million) and to terminate certain lease obligations ($7 million). As of March 31, 2005, there have been no adjustments made to the initial liabilities established.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of ebookers:

Amount
Cash	$82
Other current assets	23
Property and equipment	19
Intangible assets	267
Goodwill	251

Total assets acquired	642

Total current liabilities	167
Total non-current liabilities	28

Total liabilities assumed	195

Net assets acquired	$447

The goodwill, of which approximately half is expected to be deductible for tax purposes, was assigned to the Company’s Travel Distribution Services segment. As previously discussed, the preliminary allocation of the purchase price is subject to revision as analyses are finalized. The Company continues to gather information and consult with third party experts concerning the valuation of its assets acquired and liabilities assumed (including the identified intangible assets and their associated lives). This acquisition was not significant to the Company’s results of operations, financial position or cash flows.

Other. During 2005, the Company also acquired five real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for approximately $24 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $22 million that was assigned to the Company’s Real Estate Services segment. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. In addition, the Company acquired nine other individually non-significant businesses during 2005 for aggregate consideration of approximately $18 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $13 million that was assigned to the Company’s Travel Distribution Services ($8 million), Hospitality Services ($4 million) and Real Estate Services ($1 million) segments. These acquisitions were not significant to the Company’s results of operations, financial position or cash flows.

Orbitz, Inc. On November 12, 2004, the Company acquired Orbitz, Inc. (“Orbitz”), an online travel company.

The preliminary allocation of the purchase price as of March 31, 2005 is summarized as follows:

Amount
Cash consideration	$1,223
Fair value of converted options	2
Transaction costs and expenses	35

Total purchase price	1,260
Less: Historical value of assets acquired in excess of liabilities assumed	204
Less: Fair value adjustments (*)	414

Excess purchase price over fair value of assets acquired and liabilities assumed	$642

(*)	Reflects an increase of $83 million from the December 31, 2004 amount. Such change principally relates to greater value assigned to identifiable intangible assets and property and equipment.

The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Amount
Allocation of purchase price to identifiable intangible assets (a)	$232
Deferred tax assets for book-tax basis differences	461
Costs associated with exiting activities (b)	(15)
Fair value adjustments to:
Assets acquired	44
Liabilities assumed (c)	(308)

Total fair value adjustments	$414

(a)
Represents (i) $181 million of indefinite-lived trademarks associated with the Company’s exclusive right to use the Orbitz name and (ii) $51 million of customer relationships with a weighted average life of eight years.

(b)
As part of the acquisition, the Company’s management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Orbitz, which will be achieved through the involuntary termination of certain Orbitz employees. The Company formally communicated the termination of employment to approximately 40 employees, representing a wide range of employee groups, and as of March 31, 2005, the Company had terminated substantially all of these employees. As a result of these actions, the Company established a liability of $15 million related to personnel-related costs. As of March 31, 2005, cash payments and other reductions of $11 million and $1 million, respectively, of which $3 million and $1 million, respectively, was recorded during the three months ended March 31, 2005, had been made to reduce such liability. The Company anticipates the remainder of the personnel-related costs will be paid during 2005.

(c)
Primarily represents (i) amounts due to former Orbitz owners related to a pre-existing tax-sharing agreement for which the Company has determined payment is probable as a result of its expected utilization of Orbitz tax benefits (Orbitz had not established a liability for this tax-sharing agreement as it did not expect to be able to utilize the associated benefits within the statutory periods) and (ii) costs associated with certain Orbitz contracts containing above-market terms.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of Orbitz:

Amount
Cash	$160
Other current assets	92
Property and equipment	68
Intangible assets	232
Goodwill	642
Other non-current assets	498

Total assets acquired	1,692

Total current liabilities	103
Total non-current liabilities	329

Total liabilities assumed	432

Net assets acquired	$1,260

The goodwill, all of which is expected to be deductible for tax purposes, was assigned to the Company’s Travel Distribution Services segment. As previously discussed, the preliminary allocation of the purchase price is subject to revision as analyses are finalized. The Company continues to gather information and consult with third party experts concerning the valuation of its assets acquired and liabilities assumed (including the identified intangible assets and their associated lives). This acquisition was not significant to the Company’s results of operations, financial position or cash flows.

Acquisition and Integration Related Costs
During the quarters ended March 31, 2005 and 2004, the Company incurred acquisition and integration related costs of $14 million and $7 million, respectively, of which $3 million and $4 million, respectively, represented amortization of its contractual pendings and listings intangible assets acquired in connection with the acquisitions of real estate brokerages. The remaining costs of $11 million in first quarter 2005 were incurred principally to combine the internet booking technology of the Company’s Orbitz, ebookers and Cheap Tickets businesses into one common platform and to merge certain booking and distribution functionality within the Company’s recently acquired travel distribution businesses. The remaining costs of $3 million in first quarter 2004 primarily related to the integration of Budget’s information technology systems with the Company’s platform.

6.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2005			As of December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets
Franchise agreements	$1,154	$375	$779	$1,154	$366	$788
Customer lists	427	131	296	427	125	302
Customer relationships	73	4	69	43	1	42
Below market contracts acquired	52	10	42	56	12	44
License agreement	47	2	45	47	2	45
Other (*)	248	9	239	58	9	49

	$2,001	$531	$1,470	$1,785	$515	$1,270

Unamortized Intangible Assets
Goodwill	$11,220			$11,087

Trademarks	$1,413			$1,338

(*)
The change in the balance at March 31, 2005 principally relates to the preliminary allocation of ebookers’ purchase price to intangible assets. The Company continues to gather information and consult with third party experts concerning the valuation and associated lives of the acquired intangible assets.

		Goodwill		Adjustments		Foreign
	Balance at	Acquired		to Goodwill		Exchange		Balance at
	January 1,	during		Acquired		and		March 31,
	2005	2005		during 2004		Other		2005
Real Estate Services	$2,913	$23	(a)	$–		$15	(e)	$2,951
Mortgage Services	64	–		–		(64	)(f)	–
Hospitality Services	1,320	4	(b)	1		(14	)(g)	1,311
Timeshare Resorts	1,305	–		–		–		1,305
Vehicle Rental	2,132	–		–		(3	)(h)	2,129
Travel Distribution Services	3,353	259	(c)	(86	)(d)	(2	)(g)	3,524

Total Company	$11,087	$286		$(85)		$(68)		$11,220

(a)	Primarily relates to the acquisitions of real estate brokerages by NRT (January 2005 and forward).

(b)	Primarily relates to the acquisition of a vacation rental company (March 2005).

(c)	Primarily relates to the acquisition of ebookers (see Note 5—Acquisitions).

(d)	Primarily relates to the acquisition of Orbitz (see Note 5—Acquisitions).

(e)
Primarily relates to earnout payments for acquisitions of real estate brokerages by NRT and the reallocation to the Real Estate Services segment of goodwill recorded within the Mortgage Services segment at December 31, 2004 as a result of the spin-off of PHH.

(f)	Represents goodwill of the Company’s mortgage business, which was disposed of on January 31, 2005 (see Note 2—Spin-off of PHH Corporation).

(g)	Primarily relates to foreign exchange translation adjustments.

(h)	Relates to changes in tax basis of acquired assets.

Amortization expense relating to all intangible assets was as follows:

	Three Months Ended
	March 31,
	2005	2004
Franchise agreements	$9	$9
Customer lists	6	6
Customer relationships	4	–
Below market contracts acquired	1	–
Other (*)	5	5

Total	$25	$20

(*)	Includes pendings and listings amortization expense during the three months ended March 31, 2005 and 2004 of $3 million and $4 million, respectively.

Based on the Company’s amortizable intangible assets as of March 31, 2005, the Company expects related amortization expense for the remainder of 2005 and the five succeeding fiscal years to approximate $70 million, $100 million, $90 million, $80 million, $80 million and $80 million, respectively.

7.	Restructuring and Transaction-Related Charges

During first quarter 2005, the Company recorded $49 million of restructuring and transaction-related charges, of which $46 million was incurred as a result of restructuring activities undertaken following the PHH spin-off and the IPO of Wright Express and $3 million relates to transaction costs incurred in connection with the PHH spin-off.

Restructuring Charges
During first quarter 2005, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction include the closure of a call center and field locations of the Company’s truck rental business, consolidation of processes and offices in the Company’s real estate brokerage business and reductions in staff within the Travel Distribution Services and Hospitality Services segments and the Company’s corporate functions. In connection with these initiatives, the Company expects to record total restructuring charges of approximately $50 million, of which $43 million is anticipated to be cash, substantially all of which the Company expects to pay during 2005. The Company recorded restructuring charges of $46 million in first quarter 2005 and estimates that throughout the remainder of 2005, its Real Estate Services segment will incur additional charges of $3 million representing facility consolidation and employee relocation costs and its Vehicle Rental segment will incur additional charges of $1 million.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related (a)	Related (b)	Impairments (c)	Total
Initial charge	$36	$8	$2	$46
Cash payments	(1)	–	–	(1)
Other reductions (d)	(5)	–	(2)	(7)

Balance at March 31, 2005	$30	$8	$–	$38

(a)
The initial charge primarily represents severance benefits resulting from the reductions in staff. The Company formally communicated the termination of employment to approximately 900 employees, representing a wide range of employee groups. As of March 31, 2005, the Company had terminated approximately 580 of these employees.

(b)	The initial charge principally represents costs incurred in connection with facility closures and lease obligations resulting from the consolidation of truck rental operations.

(c)	The initial charge principally represents the write-off of leasehold improvements in connection with lease terminations.

(d)
Other reductions to charges recorded for personnel-related costs represent the accelerated vesting of restricted stock units previously granted to individuals who were terminated in connection with this restructuring action. Other reductions to liabilities established for asset impairments principally represent the write-off of leasehold improvements in connection with lease terminations.

Total restructuring charges are expected to be recorded as follows:

		Costs	Cash	Liability
	Costs	Incurred in	Payments/	as of
	Expected to	First Quarter	Other	March 31,
	be Incurred	2005	Reductions	2005
Real Estate Services	$7	$4	$–	$4
Hospitality Services	5	5	–	5
Timeshare Resorts	1	1	(1)	–
Vehicle Rental	9	8	(1)	7
Travel Distribution Services	10	10	–	10
Corporate and Other	18	18	(6)	12

	$50	$46	$(8)	$38

8.	Vehicle Rental Activities

The components of the Company’s vehicle-related assets under management programs are as follows:

	As of	As of
	March 31,	December 31,
	2005	2004
Rental vehicles	$8,402	$6,997
Vehicles held for sale	17	49

	8,419	7,046
Less: Accumulated depreciation	(729)	(671)

Total investment in vehicles, net	7,690	6,375
Plus: Investment in Cendant Rental Car Funding (AESOP) LLC	377	349
Plus: Receivables from manufacturers	241	348

Total vehicle-related, net	$8,308	$7,072

The components of vehicle depreciation, lease charges and interest, net are summarized below:

	Three Months Ended
	March 31,
	2005	2004
Depreciation expense	$250	$227
Interest expense, net	62	63
Lease charges	18	15
(Gain) loss on sales of vehicles, net	(6)	6

Total	$324	$311

9.	Income Taxes

The Company’s effective tax rate from continuing operations for first quarter 2005 is 64.2%. Such rate differs from the Federal statutory rate of 35.0% primarily due to (i) an increase associated with the non-deductibility of the $180 million valuation charge associated with the PHH spin-off, (ii) an increase associated with a one-time tax expense of $42 million associated with the planned repatriation of $555 million of unremitted foreign earnings and (iii) a decrease associated with a tax benefit of $55 million related to asset basis differences.

The Company expects to utilize its net operating loss carryforwards within the next 12 months and, therefore, reclassified a substantial portion of its non-current deferred tax assets to current deferred tax assets during first quarter 2005.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31,	December 31,
	2005	2004
Accounts payable	$1,026	$926
Income taxes payable	687	612
Accrued payroll and related	513	615
Accrued advertising and marketing	224	195
Acquisition and integration-related	198	244
Accrued legal settlements	190	189
Accrued interest	63	219
Other	1,056	1,089

	$3,957	$4,089

11.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

		As of	As of
	Maturity	March 31,	December 31,
	Date	2005	2004
6 7/8% notes	August 2006	$850	$850
4.89% notes	August 2006	100	100
6 1/4% notes	January 2008	798	797
6 1/4% notes	March 2010	349	349
7 3/8% notes	January 2013	1,191	1,191
7 1/8% notes	March 2015	250	250
Revolver borrowings	November 2009	1,310	650
Net hedging gains (losses) (a)		(29)	17
Other		89	126

Total long-term debt		4,908	4,330
Less: Current portion (b)		1,360	739

Long-term debt		$3,548	$3,591

(a)
As of March 31, 2005, this balance represents $159 million of mark-to-market adjustments on current interest rate hedges, partially offset by $130 million of net gains resulting from the termination of interest rate hedges, which will be amortized by the Company to reduce future interest expense. As of December 31, 2004, the balance represents $138 million of net gains resulting from the termination of interest rate hedges, partially offset by $121 million of mark-to-market adjustments on current interest rate hedges.

(b)
The balance as of March 31, 2005 and December 31, 2004 includes $1.3 billion and $650 million, respectively, of borrowings under the Company’s $3.5 billion revolving credit facility. Incremental revolver borrowings outstanding at March 31, 2005 were utilized to fund a portion of the purchase price of Gullivers (see Note 17—Subsequent Events).

Aggregate maturities of debt are as follows:

As of
March 31,
2005
Within 1 year (*)	$1,360
Between 1 and 2 years	1,003
Between 2 and 3 years	800
Between 3 and 4 years	2
Between 4 and 5 years	333
Thereafter	1,410

$4,908

(*)
Includes approximately $1.3 billion of borrowings under the Company’s $3.5 billion revolving credit facility, which matures in 2009, as discussed below, due to the Company’s intent to repay such borrowings prior to March 31, 2006.

At March 31, 2005, the committed credit facilities available to the Company at the corporate level were as follows:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity
Maturing in November 2009 (a)	$3,500	$1,310	$1,053	$1,137
Maturing in July 2010 (b)	303	–	303	–

(a)
In addition to approximately $1.1 billion of letters of credit issued as of March 31, 2005, this facility contains the committed capacity to issue an additional $697 million in letters of credit. The letters of credit outstanding under this facility at March 31, 2005 were issued primarily to support the Company’s vehicle rental businesses.

(b)	Indicates final maturity date.

As of March 31, 2005, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

Certain of the Company’s debt instruments and credit facilities contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At March 31, 2005, the Company was in compliance with all restrictive and financial covenants. The Company’s debt instruments permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds. The Company’s credit facilities permit the loans made thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s debt instruments subject to materiality thresholds.

12.	Debt Under Management Programs and Borrowing Arrangements

Debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) consisted of:

	As of	As of
	March 31,	December 31,
	2005	2004
Asset-Backed Debt:
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (a)	$7,149	$5,935
Other	822	792
Mortgage program (b)	–	1,306
Timeshare program	1,478	1,473
Relocation program (c)	586	400
Vacation rental program	235	251

	10,270	10,157

Unsecured Debt: (d)
Term notes	–	1,833
Commercial paper	–	130
Other	–	34

	–	1,997

Total debt under management programs	$10,270	$12,154

(a)
The change in the balance at March 31, 2005 principally reflects the issuance of fixed and floating rate asset-backed notes at various interest rates to support the acquisition of vehicles used in the Company’s vehicle rental business.

(b)	Represents a borrowing arrangement of the Company’s former mortgage business, which was spun-off with PHH in January 2005.
(c)
The change in the balance at March 31, 2005 principally reflects the issuance of variable funding notes and additional borrowings on a conduit facility. Such increases were partially offset by the repayment of various variable funding notes, which matured in first quarter 2005.

(d)	The balances at December 31, 2004 represent unsecured borrowings of the Company’s former PHH subsidiary, which was spun-off in January 2005.

The following table provides the contractual maturities for debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLP) at March 31, 2005 (except for notes issued under the Company’s timeshare program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management programs and for which estimates of repayments have been used):

As of
March 31,
2005
Within 1 year	$3,000
Between 1 and 2 years	1,835
Between 2 and 3 years	2,421
Between 3 and 4 years	1,664
Between 4 and 5 years	515
Thereafter	835

$10,270

As of March 31, 2005, available funding under the Company’s asset-backed debt programs and committed credit facilities (including related party debt due to Cendant Rental Car Funding (AESOP) LLC related to the Company’s management programs) consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity
Asset-Backed Funding Arrangements (a)
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (b)	$7,799	$7,149	$650
Other (c)	1,200	822	378
Timeshare program (d)	1,999	1,478	521
Relocation program (e)	650	586	64
Vacation rental program	235	235	–

	$11,883	$10,270	$1,613

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $7.1 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(c)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(d)	The outstanding debt is collateralized by approximately $2.6 billion of timeshare-related assets. Borrowings under the Company’s asset-linked facility ($475 million) are also recourse to Cendant.
(e)	The outstanding debt is collateralized by $663 million of underlying relocation receivables and related assets.

Certain of the Company’s debt instruments and credit facilities related to its management programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At March 31, 2005, the Company was in compliance with all financial covenants of its debt instruments and credit facilities related to management programs.

13.	Commitments and Contingencies

The June 1999 disposition of the Company’s former fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service (“IRS”) has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If upon final determination, the transaction is not considered a tax-free reorganization, the Company may have to record a tax charge of up to $270 million, depending upon certain factors. Any cash payments that would be made in connection with this charge are not expected to be significant as the treatment of this transaction as taxable would create additional tax deductions that the Company would use to offset the impact of any cash payment. Notwithstanding the IRS interpretive ruling and the inherent difficulties in predicting a final outcome, the Company believes that based upon the facts and analysis of the tax law, it is more likely than not that its position would be sustained upon litigation of the matter.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $65 million recorded on its Consolidated Condensed Balance Sheet as of March 31, 2005 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of $65 million could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, environmental issues and other commercial, employment and tax matters. Such matters include but are not limited to: (i) various suits brought against the Company’s membership businesses, including its Trilegiant, TRL Group and Marketing Services subsidiaries, by individual consumers seeking monetary and/or injunctive relief relating to the marketing of such subsidiaries’ membership programs and inquiries from state regulatory authorities related to such programs and (ii) claims by the purchaser of a business formerly owned by the Company’s Avis subsidiary. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.

The Company has provided certain guarantees to subsidiaries of PHH, which, as previously discussed, was spun-off during first quarter 2005. These guarantees relate primarily to various real estate and product operating leases. The maximum potential amount of future payments that the Company may be required to make under these guarantees is approximately $40 million. At March 31, 2005, the liability recorded by the Company in connection with these guarantees was approximately $1 million. To the extent that the Company would be required to perform under any of these guarantees, PHH has agreed to indemnify the Company.

14.	Stockholders’ Equity

Dividend Payments
The Company paid quarterly cash dividends of $96 million ($0.09 per share) and $72 million ($0.07 per share) during first quarter 2005 and 2004, respectively.

Share Repurchases
During first quarter 2005, the Company used $111 million of available cash and $120 million of proceeds primarily received in connection with option exercises to repurchase approximately $231 million (approximately 10 million shares) of Cendant common stock under its common stock repurchase program. During first quarter 2004, the Company used $405 million of available cash and $207 million of proceeds primarily received in connection with option exercises to repurchase approximately $612 million (approximately 27 million shares) of Cendant common stock under its common stock repurchase program.

Accumulated Other Comprehensive Income
The after-tax components of accumulated other comprehensive income are as follows:

			Unrealized
		Unrealized	Gains (Losses)	Minimum	Accumulated
	Currency	Gains (Losses)	on	Pension	Other
	Translation	on Cash Flow	Available-for-	Liability	Comprehensive
	Adjustments	Hedges	Sale Securities	Adjustment	Income
Balance, January 1, 2005	$308	$20	$16	$(70)	$274
Effect of PHH spin-off	(12)	(5)	(1)	7	(11)
Current period change	(103)	14	(14)	(10)	(113)

Balance, March 31, 2005	$193	$29	$1	$(73)	$150

Effective March 31, 2005, the Company no longer considered its investments in certain foreign subsidiaries to be essentially permanent in duration. Accordingly, the Company recorded deferred tax liabilities of approximately $60 million related to the currency translation adjustments of these subsidiaries. Currency translation adjustments of foreign subsidiaries not affected by this change continue to exclude income taxes related to indefinite investments in such foreign subsidiaries. All other components of accumulated other comprehensive income are net of tax.

15.	Stock-Based Compensation

The Company recorded pre-tax stock-based compensation expense of $22 million and $6 million during the three months ended March 31, 2005 and March 31, 2004, respectively, related to employee stock awards that were granted or modified subsequent to December 31, 2002. The expense recorded in the three months ended March 31, 2005 includes $5 million related to the accelerated vesting of restricted stock units (“RSUs”) of individuals who were terminated in connection with the Company’s first quarter 2005 restructuring initiatives (See Note 7—Restructuring and Transaction-Related Charges).

The quarterly activity related to the Company’s RSU and stock option plans consisted of:

	Three Months Ended March 31, 2005
	RSUs		Options
				Weighed
		Weighted		Average
	Number of	Average	Number of	Exercise
	RSUs	Grant Price	Options	Price
Balance at January 1, 2005	16	$20.85	151	$17.83
Granted in connection with the PHH spin-off (a)	1	*	6	*
Exercised	—	—	(10)	10.54
Canceled	(2)	20.64	(4)	20.12

Balance at March 31, 2005	15	20.94	143	17.53

*	Not meaningful.

(a)
As a result of the spin-off of PHH, the closing price of Cendant common stock was adjusted downward by $1.10 on January 31, 2005. In order to provide an equitable adjustment to holders of its RSUs, the Company granted incremental RSUs to achieve a balance of 1.0477 RSUs outstanding subsequent to the spin-off for each RSU outstanding prior to the spin-off. Additionally, the Company granted incremental options to achieve a balance of 1.04249 options outstanding subsequent to the spin-off for each option outstanding prior to the spin-off. The exercise price of each option was also adjusted downward by a proportionate value.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied by the Company to all employee stock awards granted (including those granted prior to January 1, 2003 for which the Company has not recorded compensation expense):

	Three Months Ended
	March 31,
	2005	2004
Reported net income (loss)	$(82)	$441
Add back: Stock-based employee compensation expense included in reported net income, net of tax	14	3
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(14)	(4)

Pro forma net income (loss)	$(82)	$440

Net income (loss) per share:
Reported
Basic	$(0.08)	$0.43
Diluted	(0.08)	0.42
Pro Forma
Basic	$(0.08)	$0.43
Diluted	(0.08)	0.42

16.	Segment Information

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

	Three Months Ended March 31,
	2005		2004
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$1,410	$161	$1,216	$131
Mortgage Services (a)	46	(181)	152	1
Hospitality Services	395	125	331	126
Timeshare Resorts	368	40	350	43
Vehicle Rental	1,089	66	1,001	68
Travel Distribution Services	552	129	452	124

Total Reportable Segments	3,860	340	3,502	493
Corporate and Other (b)	17	(39)	38	(5)

Total Company	$3,877	301	$3,540	488

Less: Non-program related depreciation and amortization		137		111
Non-program related interest expense (income), net(c)		(18)		77
Amortization of pendings and listings		3		4

Income before income taxes and minority interest		$179		$296

(a)
Includes the results of operations of the Company’s former mortgage business prior to the spin-off. In 2005, EBITDA also includes a $180 million non-cash valuation charge associated with the PHH spin-off (see Note 2—Spin-off of PHH Corporation).

(b)
Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. Additionally, 2005 and 2004 include gains of $18 million and $33 million, respectively, on the sale of Homestore, Inc. common stock.

(c)	The 2005 amount includes the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.

17.	Subsequent Events

Acquisition of Gullivers
On April 1, 2005, the Company completed its acquisition of Gullivers for approximately $1.1 billion, net of cash acquired.

Declaration of Dividend
On April 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per common share payable June 14, 2005 to stockholders of record on May 23, 2005.

Increase in Common Stock Repurchase Program
On April 22, 2005, the Company’s Board of Directors approved a $500 million increase in the common stock repurchase program.

Commercial Paper Program
On April 1, 2005, the Company commenced a $1.0 billion commercial paper program. Notes issued under this program will have maturities of one year or less and will be supported by the Company’s $3.5 billion revolving credit facility.

Short-term borrowing facility
On April 29, 2005, the Company entered into a $750 million asset-backed short-term borrowing facility under its vehicle rental program. Borrowings under this facility will incur interest at a variable rate.

****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2004 Annual Report on Form 10-K filed with the Commission on March 1, 2005 and our Current Report on Form 8-K filed with the Commission on May 5, 2005. Unless otherwise noted, all dollar amounts are in millions.

We are one of the foremost providers of travel and real estate services in the world. We operate our businesses within three divisions: Real Estate, Travel Content and Travel Distribution. Our Real Estate division has two segments: Real Estate Services and Mortgage Services; our Travel Content division has three segments: Hospitality Services, Timeshare Resorts and Vehicle Rental; and our Travel Distribution division has only one segment, Travel Distribution Services. This segment reporting structure was adopted in first quarter 2005 in connection with our strategic realignment, which is discussed in detail below, and now reflects our renewed focus on our travel and real estate services businesses. Following is a brief description of the services provided by each of our operating segments:

●
Real Estate Services— franchises the real estate brokerage businesses of our four residential and one commercial brands, provides real estate brokerage services, facilitates employee relocations and provides home buyers with title and closing services.

●	Mortgage Services— provided home buyers with mortgage lending services (this business was disposed of in January 2005—see below for further discussion).

●	Hospitality Services— facilitates the exchange of vacation ownership interests, franchises eight lodging brands and markets vacation rental properties.

●	Timeshare Resorts— develops and sells vacation ownership interests, provides consumer financing to individuals purchasing these interests and manages resort properties.

●	Vehicle Rental— operates and franchises our car and truck rental brands.

●	Travel Distribution Services— provides global distribution services for the travel industry, corporate and consumer online travel services and travel agency services.

In first quarter 2005, we began the final phase of our strategic realignment, which was commenced in early 2004 and undertaken to simplify our business model through exiting non-core businesses or businesses that produce volatility to our earnings inconsistent with our business model and the remainder of our core businesses. We began this strategic realignment in 2004 by completing the initial public offering of Jackson Hewitt Tax Service Inc., raising approximately $770 million of cash, and acquiring Orbitz, Inc., an online travel company. We completed the spin-off of our former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of the common stock of PHH Corporation to our stockholders in January 2005 and in February 2005, we completed an initial public offering of Wright Express Corporation, raising approximately $965 million of cash, and acquired ebookers plc, a travel agency. In March 2005, our Board of Directors formally approved a plan to dispose of our Marketing Services division, which is comprised of our individual membership and loyalty/insurance marketing businesses. We also completed the acquisition of Gullivers Travel Associates, a wholesaler and global online provider of hotels, destination services, travel packages and group tours, in April 2005. The completion of the sale of the Marketing Services division, which we anticipate will occur during third quarter 2005, will mark the culmination of our strategic realignment.

Our management team remains committed to building long-term value through operational excellence and we are steadfast in our commitment to deploy our cash to increase stockholder value. To this end, the proceeds from the aforementioned divestitures will be or have already been reinvested to acquire strategic assets in our core travel and real estate verticals, to increase our quarterly dividend and to continue to repurchase common stock. We expect to deploy approximately $1.4 billion of the cash we generate during 2005 to repurchase our common stock and pay dividends, both of which return value to our stockholders. The remaining cash we generate during 2005 will be deployed to make additional share repurchases and/or further acquisitions to augment our travel and real estate portfolios and further shift the mix of our businesses toward the areas which we believe provide us the greatest strategic advantages.

In first quarter 2005, we have already used $111 million of cash, net of proceeds from option exercises, to repurchase our common stock. For first quarter 2005, we paid a quarterly cash dividend of 9 cents per share, an increase of 29% over the first quarter 2004 dividend payment, which was our first ever regular dividend. Our Board has declared a quarterly cash dividend of 9 cents per share payable during second quarter 2005. Beginning in third quarter 2005, we plan to pay a quarterly cash dividend of 11 cents per share, which will reflect an increase of 22% from the first quarter 2005 amount and an increase of 57% from the initial dividend payment made in first quarter 2004. The dividend for third quarter 2005 is subject to final declaration by our Board. While no assurances can be given, we expect to continue to periodically increase our dividend at a rate at least equal to our earnings growth.

In connection with the strategic realignment, we performed a comprehensive review of our businesses to isolate opportunities for cost reductions and organizational efficiencies. As a result, we undertook significant restructuring activities during first quarter 2005 and incurred charges of $46 million, or $30 million net of tax (see Note 7 to our Consolidated Condensed Financial Statements for a detailed description of these activities). We expect to incur additional restructuring charges of $4 million throughout 2005 in connection with these activities.
RESULTS OF OPERATIONS
Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. Generally accepted accounting principles require us to segregate and report as discontinued operations for all periods presented the account balances and activities of Jackson Hewitt, our fleet leasing and appraisal businesses, Wright Express, and our Marketing Services division. Although we no longer own our former mortgage services operations, we cannot classify such business as a discontinued operation due to our participation in a mortgage origination venture that was established with PHH in connection with the spin-off.
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
Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004
Our consolidated results of operations comprised the following:

	Three Months Ended March 31,

	2005	2004	Change

Net revenues	$3,877	$3,540	$337
Total expenses	3,698	3,244	454

Income before income taxes and minority interest	179	296	(117)
Provision for income taxes	115	92	23
Minority interest, net of tax	1	4	(3)

Income from continuing operations	63	200	(137)
Income (loss) from discontinued operations, net of tax	(8)	241	(249)
Valuation and transaction-related charges associated with PHH spin-off	(312)	—	(312)
Gain on disposal of Wright Express Corporation	175	—	175

Net income (loss)	$(82)	$441	$(523)

Net revenues and total expenses increased $337 million (10%) and $454 million (14%), respectively, in first quarter 2005 as compared with the same period in 2004. Such increases primarily reflect (i) the acquisitions of several strategic businesses (principally Orbitz, Sotheby’s International Realty and Landal GreenParks) during or subsequent to first quarter 2004, which in the aggregate contributed $217 million and $220 million, respectively, to the increases in net revenues and total expenses and (ii) organic growth (on a comparable basis) within our Real Estate Services, Vehicle Rental and Timeshare Resorts segments. Partially offsetting these increases, was a decrease of $106 million in revenue generated by our former mortgage business as its results were included for the full three months in 2004 but only for one month in 2005 (through the disposition date, January 31, 2005). The increase in total expenses also reflects the following transaction-related charges recorded during first quarter 2005: (i) a $180 million non-cash impairment charge relating to the PHH spin-off and (ii) charges aggregating $49 million primarily relating to restructuring activities undertaken following the PHH spin-off and initial public offering of Wright Express. Partially offsetting these charges is a $95 million decrease in interest expense, primarily relating to the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999, as well as an overall reduction in our outstanding indebtedness. Our effective tax rate for continuing operations was 64.2% and 31.1% for first quarter 2005 and 2004, respectively. The change in the effective tax rate for first quarter 2005 was primarily due to the non-deductibility of the valuation charge associated with the PHH spin-off and a one-time tax expense associated with the planned repatriation of foreign earnings, which was partially offset by a tax benefit related to asset basis differences. As a result of the above-mentioned items, income from continuing operations decreased $137 million (69%).
Income (loss) from discontinued operations decreased $249 million, which primarily reflects (i) $64 million in net income generated by Jackson Hewitt Tax Service Inc. prior to its disposition, (ii) a decrease of $35 million in net income generated by our former fleet leasing and appraisal businesses (since their results were included for three months in first quarter 2004 but only one month in first quarter 2005), (iii) a decrease of $15 million in net income generated by Wright Express (since its results were included for three months in first quarter 2004 but only through February 22, 2005 in first quarter 2005), and (iv) a decrease of $135 million in net income generated by our Marketing Services division, which principally reflects the reversal of a tax valuation allowance of $121 million in January 2004. We also incurred a net loss on the disposal of discontinued operations of $137 million in first quarter 2005, which includes a $308 million non-cash impairment charge and $4 million of transaction costs relating to the PHH spin-off, partially offset by a net gain of $175 million recognized in connection with the IPO of Wright Express. As a result of the above-mentioned items, net income decreased $523 million.
Following is a discussion of the results of each of our reportable segments during first quarter:

	Revenues			EBITDA

			%			%
	2005	2004	Change	2005	2004	Change

Real Estate Services	$1,410	$1,216	16%	$161	$131	23%
Mortgage Services (a)	46	152	*	(181)	1	*
Hospitality Services	395	331	19%	125	126	(1)%
Timeshare Resorts	368	350	5%	40	43	(7)%
Vehicle Rental	1,089	1,001	9%	66	68	(3)%
Travel Distribution Service	552	452	22%	129	124	4%

Total Reportable Segments	3,860	3,502	10%	340	493
Corporate and Other (b)	17	38	*	(39)	(5)

Total Company	$3,877	$3,540	10%	301	488

Less: Non-program related depreciation and amortization				137	111
Non-program related interest expense (income), net				(18)	77
Amortization of pendings and listings				3	4

Income before income taxes and minority interest				$179	$296

*	Not meaningful.
(a)
Includes the results of operations of our former mortgage business prior to the spin-off. In 2005, EBITDA also includes a $180 million non-cash valuation charge associated with the PHH spin-off (see Note 2 to our Consolidated Condensed Financial Statements).

(b)
Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. Additionally, 2005 and 2004 include gains of $18 million and $33 million, respectively, on the sale of Homestore, Inc. common stock.

Real Estate Services
Revenues and EBITDA increased $194 million (16%) and $30 million (23%), respectively, in first quarter 2005 compared with first quarter 2004, reflecting growth across all of our real estate businesses. The geographic regions that our residential real estate businesses serve and in which we have a leading position continued to prosper, resulting in improved operating results in the Real Estate Services segment.
Our real estate franchise business generated $113 million of royalties and marketing fund revenues in first quarter 2005 as compared with $87 million in first quarter 2004, an increase of $26 million (30%). Such growth was primarily driven by a 15% increase in the average price of homes sold and a 14% increase in the number of homesale transactions from our third-party franchisees. The revenue increase was due in part to a refinement made in first quarter 2005 in how we estimate franchise homesale transactions that closed but for which final information is not reported by our franchisees until the following quarter. This refinement contributed $4 million to the increase in royalty and marketing fund revenues and approximately one-third of the increase in homesale transactions in first quarter 2005 but is not expected to significantly impact comparability in future quarters. Royalty increases in our real estate franchise business are recognized with little or no corresponding increase in variable operating expenses due to the significant operating leverage within the franchise operations. In addition to royalties received from our third-party franchisees, NRT Incorporated, our wholly-owned real estate brokerage firm, continues to pay royalties to our real estate franchise business. However, these intercompany royalties, which approximated $73 million and $64 million for the three months ended March 31, 2005 and 2004, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA. The real estate franchise business has franchised offices that are more widely dispersed across the United States than our NRT real estate brokerage operations. Accordingly, operating results and homesale statistics may differ between NRT and the real estate franchise business based upon geographic presence and the corresponding homesale activity in each geographic region. Our strategy for continued growth in this business is to expand our global franchise base by aggressively marketing our Century 21, Coldwell Banker, Coldwell Banker Commercial, ERA and Sotheby’s International Realty brands.

Our real estate brokerage business generated $161 million of incremental revenues in first quarter 2005 as compared with first quarter 2004. Such increase is partially attributable to significant acquisitions made by NRT in 2004, including Sotheby’s International Realty, which together contributed incremental revenues and EBITDA of $58 million and $4 million, respectively, to first quarter 2005 operating results. Excluding the impact of these significant acquisitions, NRT’s revenues increased $103 million (11%) in first quarter 2005 compared with first quarter 2004. This increase was substantially comprised of higher commission income earned on homesale transactions, which was substantially driven by a 20% increase in the average price of homes sold, partially offset by a 5% decline in the number of homesale transactions. NRT has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts. We believe that the reduction in homesale transactions is reflective of increased competition and low inventories of homes available for sale in the coastal regions that NRT serves. The 20% quarter-over-quarter increase in average price is reflective of the supply of and demand for homes resulting in an overall industry-wide increase in the sales prices of homes. We believe that NRT’s results are reflective of the residential real estate activity in the specific regions that it serves. Commission expenses paid to real estate agents increased $74 million as a result of the incremental revenues earned on homesale transactions, as well as a higher average commission rate paid to real estate agents in first quarter 2005 due to the progressive nature of revenue based agent commission schedules and the increase in home prices. Our real estate brokerage operations are typically weakest in the early part of the calendar year and progressively strengthen through the second and third quarters. Our strategy for continued growth in this business includes strategic acquisitions of real estate brokerages and the continued recruitment and retention of real estate agents.
Revenues from our settlement services business increased $6 million (9%) in first quarter 2005 as compared with first quarter 2004, which is substantially comprised of increased title and closing fees generated on a higher volume of homesale transactions quarter-over-quarter.
The operations of our relocation services business were not significant to the revenue variances within this segment.
Operating and administrative expenses (apart from NRT’s significant acquisitions and real estate agent commission expenses, both of which are discussed separately above) increased approximately $35 million, principally reflecting (i) an increase of $10 million in variable expenses at our brokerage operations relating to the increase in homesale revenue discussed above, (ii) $10 million of higher marketing expenses primarily reflecting accelerated timing of marketing campaigns, (iii) a $4 million increase in title and closing expenses, which is consistent with the increases in such revenues, as discussed above, and (iv) $4 million of restructuring costs substantially related to the closure of certain real estate brokerage offices.
Mortgage Services
Revenues and EBITDA decreased $106 million and $182 million, respectively, in first quarter 2005 compared with first quarter 2004. As a result of the spin-off, first quarter 2005 consists of only one month of activity while first quarter 2004 consists of three months. Our mortgage operations generated revenue and EBITDA of $109 million and $6 million, respectively, for the two-month period ended March 31, 2004. For the month of January, revenue increased by $3 million and EBITDA decreased by $176 million in 2005 as compared to 2004. The EBITDA reduction was primarily due to an expected non-cash impairment charge of $180 million recorded in January 2005 to reflect a portion of the difference between the carrying value and market value of PHH as a result of the spin-off.
Hospitality Services
Revenues increased $64 million (19%), while EBITDA declined $1 million (1%) in first quarter 2005 compared with first quarter 2004. We achieved organic revenue growth in our Hospitality Services businesses and we were able to achieve virtually the same EBITDA quarter-over-quarter despite later consumer booking trends in our vacation rental business, as discussed below, and restructuring costs incurred during first quarter 2005.
Subscriber related revenues within our RCI timeshare exchange business increased $10 million (6%) due to a $4 million (4%) increase in exchange and subscription fee revenues and a $6 million (20%) increase in other timeshare points and rental transaction revenue. The increase in exchange and subscription fee revenues was primarily driven by a 5% increase in the average number of worldwide subscribers and an 8% increase in the average exchange fee, partially offset by a 5% reduction in exchange transaction volume. Revenue trends reflect the continued shift in the RCI timeshare membership base toward a greater mix of points members from traditional fixed-week timeshare members. The increase in other timeshare points and rental transaction revenue (rentals of unused timeshare inventory) was driven principally by a 17% increase in points and rental transaction volume and a 2% increase in the average price per rental transaction. Other timeshare points transactions are those executed by points members for other than a standard, one-week stay at an RCI affiliated timeshare property. Rental transactions are rentals of unused timeshare inventory to RCI members and non-members.
Royalties and marketing and reservation fund revenues within our lodging franchise operations increased $7 million (9%) in first quarter 2005 primarily due to a 13% increase in revenue per available room (“RevPAR”) and a 1% increase in weighted average rooms, partially offset by a 4% reduction in the effective royalty rate. The increase in weighted average rooms and decrease in effective royalty rate were primarily due to our purchase of the exclusive rights to the Ramada International trademark in December 2004, which added 26,600 weighted average rooms to our franchise system in first quarter 2005, an increase of 5%. However, the Ramada International properties on average carry a lower royalty rate than our existing franchise agreements. The RevPAR increase of 13% reflects (i) increases in both price and occupancy principally attributable to an overall improvement in the economy lodging segment in which our hotel brands primarily operate, (ii) the impact of a higher RevPAR generated at our new Ramada International properties compared with our existing properties, (iii) the termination of properties throughout 2004 that did not meet our required quality standards or their financial obligations to us and (iv) the strategic assignment of personnel to field locations designed to assist franchisees in improving their hotel operating performance. Apart from the Ramada International acquisition, RevPAR and the net effective royalty rate increased 10% and 1%, respectively. Additionally, during first quarter 2005, we recognized a $7 million gain on the sale of an investment within our lodging business.
In the second and fourth quarters of 2004, respectively, we completed the acquisitions of Landal GreenParks and Canvas Holidays Limited, which are both European vacation rental businesses. The operating results of these acquired businesses have been included in our results from their respective acquisition dates forward. Accordingly, during first quarter 2005, Landal contributed $30 million to revenues and an EBITDA loss of $6 million and Canvas Holidays contributed $10 million to revenues and $2 million to EBITDA. The operations of our Landal subsidiary are seasonally weakest and generally operate at a loss in the first quarter of the calendar year. Apart from the acquisitions of Landal and Canvas Holidays, revenues at our European vacation rental companies decreased $4 million in first quarter 2005 primarily as a result of increasingly later consumer booking patterns in first quarter 2005 compared with first quarter 2004, as European consumers’ vacation bookings have shifted to closer in proximity to their eventual departure dates, which we believe is attributable to certain economic and geo-political circumstances. A significant portion of our vacation rental businesses recognize revenue at the time of booking.
Operating, marketing and administrative expenses within the Hospitality Services segment, excluding expenses generated by the Landal and Canvas Holidays acquisitions, increased approximately $20 million (11%) in first quarter 2005, principally reflecting higher variable costs incurred to support increased revenues, increased marketing costs and $5 million of restructuring costs incurred as a result of the consolidation of certain call centers and back-office functions.
Timeshare Resorts
Revenues increased $18 million (5%), while EBITDA declined $3 million (7%) in first quarter 2005 compared with first quarter 2004. The operating results reflect organic growth and higher sales and marketing expenses with the expectation of realizing comparative growth in the operations of this business in future quarters.
Net sales of vacation ownership interests (“VOIs”) at our timeshare resorts increased $7 million (3%) in first quarter 2005, principally driven by an 8% increase in tour flow. The revenue increase due to higher tour flow was partially offset by a $12 million decrease in higher margin upgrade sales at our Trendwest resort properties, which were unusually strong in first quarter 2004 due to a marketing promotion undertaken to mitigate the negative impact on tour flow from the Do Not Call legislation. Tour flow, as well as the average price per VOI sales transaction, benefited from our expanded presence in premium destinations such as Hawaii, Las Vegas and Orlando and from sales and marketing initiatives launched in 2004 and 2005. Tour flow was also positively impacted by the opening of new sales offices, our strategic focus on new marketing alliances and increased local marketing efforts.
Revenue and EBITDA also increased $14 million and $13 million, respectively, in first quarter 2005, as a result of incremental net interest income earned on our contract receivables primarily due to growth in the portfolio and reduced borrowing costs. The year-over-year revenue and EBITDA comparisons were further impacted by the absence of a $4 million gain recognized in first quarter 2004 in connection with the sale of a third-party timeshare financing operation. In addition, such operations generated $3 million of revenue in 2004 prior to the date of sale.
Operating, marketing and administrative expenses increased approximately $20 million (7%) in first quarter 2005, primarily reflecting increased marketing spending, higher average commission rates on VOI sales and increased staffing costs, each to support sales efforts and anticipated growth in the business.
Vehicle Rental
Revenues increased $88 million (9%) while EBITDA decreased $2 million (3%), in first quarter 2005 compared with first quarter 2004. We experienced strong demand for vehicle rentals throughout the quarter and expect rental volumes to continue to grow in the foreseeable future. The EBITDA margin declined less than one percentage point, which was due, in part, to $8 million of restructuring costs incurred in first quarter 2005 related principally to our truck rental business.
In comparison to first quarter 2004, revenue generated by our domestic car rental operations increased $61 million (8%), which was comprised of a $46 million (7%) increase in car rental time and mileage (“T&M”) revenue and a $15 million (17%) increase in ancillary revenues.
The increase in domestic T&M revenues was principally driven by a 10% increase in the number of days an Avis or Budget car was rented, partially offset by a 3% decrease in T&M revenue per day. The increase in rental days and the reduction in pricing reflects, in part, our strategic decision to reposition the Budget car rental brand by reducing the cost structure and pricing to be more competitive with other leisure-focused car rental brands. In addition, pricing at both our Avis and Budget car rental brands continue to be negatively impacted by competitive conditions in the car rental industry resulting from higher industry-wide fleet levels, which we believe were caused by enhanced incentives offered by car manufacturers. Despite the continued existence of enhanced manufacturer incentives, overall fleet depreciation costs have grown $11 million due to a quarter-over-quarter increase of 11% in the average size of our domestic rental fleet and increased vehicle rental volume. Also, EBITDA from our domestic car rental operations was negatively impacted quarter-over-quarter by a $21 million increase in vehicle-related operating expenses including vehicle maintenance and damage costs, license and registration expenses, airport commissions, and shuttling costs, which were driven principally by increased car rental volume and fleet size.
The increase in ancillary revenues was due in part to $4 million of additional gasoline revenues, which was offset in EBITDA by higher associated gasoline costs and a lower profit margin on gasoline sales in first quarter 2005 compared with 2004. We also received a $6 million settlement during first quarter 2005 from an airport authority in connection with the mandated relocation of an Avis car rental site at such airport.
Revenue generated by our international car rental operations increased $17 million (14%), due to a $14 million (14%) increase in car rental T&M revenue and a $3 million (11%) increase in ancillary revenues. The increase in T&M revenues was principally driven by a 14% increase in the number of days an Avis or Budget car was rented, partially offset by a decrease in T&M revenue per day of less than 1%. The favorable effect of incremental T&M revenue was substantially offset in EBITDA by increased vehicle depreciation and higher operating expenses, principally resulting from a larger average rental fleet required to support increased volume.
Budget truck rental revenues increased $10 million (11%) in 2005, primarily representing a $9 million (11%) increase in T&M revenue, which reflects a 9% increase in rental days and a 2% increase in T&M per day. The favorable impact on EBITDA of increased T&M was more than offset by incremental vehicle depreciation and other vehicle-related operating costs resulting from higher truck rental volume and growth in the average size of our truck rental fleet in anticipation of increases in demand which we expect will benefit future periods. As a result of our growing the truck fleet during first quarter 2005 to meet expected increases in demand, we experienced a lower profit margin on truck rentals. EBITDA was also impacted by a $6 million restructuring charge recorded in first quarter 2005 representing facility, employee relocation and severance costs incurred in connection with the closure of a reservation center and unprofitable Budget truck rental locations.
Travel Distribution Services
Revenues and EBITDA increased $100 million (22%) and $5 million (4%), respectively, in first quarter 2005 compared with first quarter 2004, reflecting the inclusion of revenues and expenses from recent acquisitions as well as incremental integration costs associated with those acquisitions. Subsequent to first quarter 2004, we completed the acquisitions of ebookers, Orbitz and another online travel business. The operating results of the acquired companies have been included in our results from their respective acquisition dates forward and therefore were incremental to our results for the portions of first quarter 2005 that were pre-acquisition periods in 2004. Accordingly, ebookers, Orbitz and the other acquired online travel business contributed incremental revenues of $8 million, $95 million and $11 million, respectively, and EBITDA earnings (losses) of ($8) million, $14 million and $6 million, respectively. Our first quarter 2005 EBITDA includes $10 million of acquisition and integration related costs, the majority of which are reflected in the EBITDA results of such acquired businesses. Additionally, revenues and expenses decreased $15 million each due to the transfer of our membership travel business to the discontinued Marketing Services division effective January 1, 2005.
Our strategic focus has been to grow our business and enhance profitability by further penetrating corporate and consumer online channels, which we are accomplishing, in part, through our recent strategic acquisitions and ongoing integration efforts. We believe that combining our existing travel businesses with the acquisitions of Orbitz, ebookers and newly acquired Gullivers Travel Associates will strengthen our position as a global travel intermediary. We have expanded our operations within the travel industry such that in addition to our role as an “order taker”, or transaction processor, primarily serving offline travel agencies via their use of our Galileo branded electronic global distribution system (“GDS”) services, we have also grown our presence as an “order maker”, or transaction generator, where we directly serve the end customer.
To execute our strategy, we will continue to integrate our businesses, combining the internet booking technology of our Orbitz, ebookers and Cheap Tickets businesses into one common platform and merging certain booking and distribution functionality within our ebookers, Gullivers and our Travel 2/Travel 4 brands. In the United States, we will continue to promote the Orbitz, Cheap Tickets and Travelport businesses as differentiated travel brands in the leisure and corporate travel sectors. With the recent acquisitions of Orbitz, ebookers and Gullivers, we expect our integration efforts to continue through 2006, with the most significant cost savings synergies to be recognized beginning in late 2005.
Galileo, our “order taker” subsidiary that provides GDS services to the travel industry, experienced an overall $5 million (1%) decrease in worldwide air booking fees in first quarter 2005. Such decrease was comprised of a $4 million (2%) decline in international air booking fees and a $1 million decrease in domestic air booking fees. The decrease in international air booking fees was principally driven by a 3% decline in booking volumes, which totaled 44.3 million segments in first quarter 2005, primarily resulting from reduced industry wide travel in Europe which we believe is attributable to certain economic and geo-political circumstances. The $1 million decrease in domestic air booking fees was driven by a 8% decline in the effective yield on such bookings, substantially offset by an 8% increase in booking volumes, which totaled 24.8 million segments in first quarter 2005. The domestic volume increase and effective yield decline are consistent with our pricing program with major U.S. carriers in order to gain access to all public fares made available by the participating airlines. International air bookings represented approximately two thirds of our total air bookings during first quarter 2005. Additionally, revenue at our Galileo subsidiary was further impacted by a $5 million reduction in subscriber fees resulting from fewer travel agencies leasing computer equipment from us during first quarter 2005 compared with first quarter 2004.
Revenues generated from our on-line “order maker”-related businesses grew $12 million 44% organically (excluding the impact of the aforementioned acquisitions) in first quarter 2005 compared with first quarter 2004, driven by a 43% increase in online gross bookings substantially at our CheapTickets.com website. The growth in online gross bookings was attributable to improved site functionality leading to increased conversion, enhanced content, which included additional online hotel offerings, and more visitors resulting from increased marketing efforts.
Excluding the impact of the aforementioned acquisitions and the transfer of our membership travel business, expenses increased by approximately $10 million in first quarter 2005 versus first quarter 2004. The quarter-over-quarter comparison included the absence in first quarter 2005 of an $11 million expense reduction realized in first quarter 2004 in connection with a benefit plan amendment, and $10 million of restructuring charges incurred during first quarter 2005 as a result of our actions taken to reduce staff levels in some of our order taker related businesses and the realignment of our global sales forces. Such amounts were partially offset by $9 million of expense savings on network communications and equipment maintenance and installation due, in part, to reduced subscriber volume and $6 million of net cost savings realized at our existing travel services businesses resulting from cost containment initiatives within our offline travel agency operations and integration efforts initiated in 2004 which benefited our Cheap Tickets online operations in first quarter 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We present separately the financial data of our management programs. These programs are distinct from our other activities as the assets are generally funded through the issuance of debt that is collateralized by such assets. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our management programs. We believe it is appropriate to segregate the financial data of our management programs because, ultimately, the source of repayment of such debt is the realization of such assets.
FINANCIAL CONDITION

	March 31,	December 31,
	2005	2004	Change

Total assets exclusive of assets under management programs	$22,802	$27,872	$(5,070)
Total liabilities exclusive of liabilities under management programs	11,440	15,494	(4,054)
Assets under management programs	11,921	14,698	(2,777)
Liabilities under management programs	12,088	14,381	(2,293)
Stockholders’ equity	11,195	12,695	(1,500)
Total assets exclusive of assets under management programs decreased approximately $5.1 billion primarily due to (i) the spin-off of PHH, which reduced assets by approximately $5.6 billion, (ii) the sale of Wright Express, which (excluding proceeds received on the sale) reduced assets by $685 million and (iii) a reduction of $412 million in our net deferred tax asset principally due to utilization of our net operating loss carryforwards in first quarter 2005. These decreases were partially offset by (i) an increase of $874 million in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows” for a detailed discussion) and (ii) $642 million of assets acquired in connection with our acquisition of ebookers (See Note 5 to our Consolidated Condensed Financial Statements).
Total liabilities exclusive of liabilities under management programs decreased approximately $4.1 billion primarily due to the (i) the spin-off of PHH, which reduced liabilities by approximately $4.4 billion and (ii) the sale of Wright Express, which reduced liabilities by $434 million. This decrease was partially offset by (i) incremental borrowings of $660 million under our $3.5 billion revolving credit facility, which were utilized on April 1, 2005 to fund a portion of the purchase price of Gulliver’s Travel Associates (see Note 17 to our Consolidated Condensed Financial Statements) and (ii) incremental liabilities of $195 million that we assumed in connection with our acquisition of ebookers (See Note 5 to our Consolidated Condensed Financial Statements).
Assets under management programs decreased approximately $2.8 billion primarily due to the spin-off of PHH, which had approximately $4.2 billion of mortgage assets. This decrease was partially offset by approximately $1.3 billion of net additions to our vehicle rental fleet reflecting current and projected increases in demand.
Liabilities under management programs decreased approximately $2.3 billion primarily due to the spin-off of PHH, which had approximately $3.4 billion of mortgage liabilities. This decrease was partially offset by approximately $1.2 billion of additional borrowings to support the growth in our vehicle rental fleet described above. See “Liquidity and Capital Resources—Financial Obligations—Debt Under Management Programs” for a detailed account of the change in our debt related to management programs.
Stockholders’ equity decreased approximately $1.5 billion primarily due to (i) the $1.65 billion dividend of PHH’s equity to our shareholders, (ii) our repurchase of $228 million (approximately 10 million shares) of Cendant common stock, (iii) approximately $60 million of taxes associated with currency translation adjustments relating to our investments in certain foreign subsidiaries, (iv) $96 million of cash dividend payments and (v) a net loss of $82 million during first quarter 2005. Such decreases were partially offset by (i) the $488 million valuation charge associated with the PHH spin-off (which is included in both the $1.65 billion PHH dividend and in our first quarter net loss) and (ii) $151 million related to the exercise of employee stock options (including a $44 million tax benefit). See Note 2 to our Consolidated Condensed Financial Statements for a description of the effect of the PHH spin-off.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.
Cash Flows
At March 31, 2005, we had approximately $1.3 billion of cash on hand, an increase of $874 million from $467 million at December 31, 2004. The following table summarizes such increase:

	Three Months Ended March 31,

	2005	2004	Change

Cash provided by (used in):
Operating activities	$563	$346	$217
Investing activities	(1,175)	(1,245)	70
Financing activities	1,483	656	827
Effects of exchange rate changes	(27)	(14)	(13)
Cash provided by discontinued operations	30	43	(13)

Net change in cash and cash equivalents	$874	$(214)	$1,088

During first quarter 2005, we generated $217 million more cash from operating activities in comparison to first quarter 2004. This change principally reflects (i) the greater cash inflows generated by our former mortgage business during the one month that we owned them in 2005 as compared with the three months in 2004 and (ii) reduced working capital needs. Our former mortgage business generated $93 million of cash from program activities in 2005 and used $9 million in 2004. This change principally reflects timing differences between the receipt of cash from the sale of previously originated mortgage loans and the origination of new mortgage loans. Cash flows related to our management programs may fluctuate significantly from period to period due to the timing of the underlying transactions.
We used $70 million less cash in investing activities during first quarter 2005 compared with the same period in 2004. Such change primarily reflects $958 million of net proceeds received on the IPO of Wright Express in first quarter 2005. These proceeds were partially offset by (i) the use of $332 million more cash to fund acquisitions in 2005, the majority of which related to our acquisition of ebookers in February 2005, and (ii) the activities of our management programs, which used $491 million more cash. The change resulting from our management programs primarily related to (i) an increase in program cash and (ii) less cash generated from the mortgage servicing rights asset and related risk management activities of our former mortgage business. Capital expenditures, which decreased by $13 million during first quarter 2005 as compared with the first quarter 2004 expenditures, are anticipated to be in the range of $450 million to $500 million for 2005.
We generated $827 million more cash from financing activities during 2005 compared with 2004. Such change principally reflects (i) incremental borrowings of $660 million under our $3.5 billion revolving credit facility, which were utilized to fund a portion of the purchase price of Gullivers Travel Associates in April 2005, (ii) a decrease of $294 million in cash used for repurchases of Cendant common stock (net of proceeds received on the issuance of Cendant common stock), which primarily reflects our efforts in first quarter 2004 to mitigate the impact of the conversion of our former zero coupon senior convertible contingent notes, and (iii) activities of our management programs, which provided incremental cash inflows of $225 million in first quarter 2005, primarily reflecting greater borrowings at our relocation business consistent with the change in program cash described above. See “Liquidity and Capital Resources—Financial Obligations” for a detailed discussion of financing activities during 2005.
Financial Obligations
At March 31, 2005, we had approximately $15.2 billion of indebtedness (including corporate indebtedness of approximately $4.9 billion and debt under management programs of approximately $10.3 billion).

Corporate indebtedness consisted of:

		As of	As of
		March 31,	December 31,
	Maturity Date	2005	2004	Change

6 7/8% notes	August 2006	$850	$850	$–
4.89% notes	August 2006	100	100	–
6 1/4% notes	January 2008	798	797	1
6 1/4% notes	March 2010	349	349	–
7 3/8% notes	January 2013	1,191	1,191	–
7 1/8% notes	March 2015	250	250	–
Revolver borrowings	November 2009	1,310	650	660
Net hedging gains (losses) (*)		(29)	17	(46)
Other		89	126	(37)

		$4,908	$4,330	$578

(*)
As of March 31, 2005, this balance represents $159 million of mark to market adjustments on current interest rate hedges, partially offset by $130 million of net gains resulting from the termination of interest rate hedges, which we will amortize to reduce future interest expense. As of December 31, 2004, the balance represents $138 million of net gains resulting from the termination of interest rate hedges, partially offset by $121 million of mark-to-market adjustments on current interest rate hedges.

Debt Under Management Programs
The following table summarizes the components of our debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC (formerly, AESOP Funding II L.L.C.):

	As of	As of
	March 31,	December 31,
	2005	2004	Change

Asset-Backed Debt:
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (a)	$7,149	$5,935	$1,214
Other	822	792	30
Mortgage program (b)	–	1,306	(1,306)
Timeshare program	1,478	1,473	5
Relocation program (c)	586	400	186
Vacation rental program	235	251	(16)

	10,270	10,157	113

Unsecured Debt: (d)
Term notes	–	1,833	(1,833)
Commercial paper	–	130	(130)
Other	–	34	(34)

	–	1,997	(1,997)

Total debt under management programs	$10,270	$12,154	$(1,884)

(a)
The change in the balance at March 31, 2005 principally reflects the issuance of fixed and floating rate asset-backed notes at various interest rates to support the acquisition of vehicles used in our vehicle rental business.

(b)	Represents a borrowing arrangement of our former mortgage business, which was spun-off in January 2005.
(c)
The change in the balance at March 31, 2005 principally reflects the issuance of variable funding notes and additional borrowings on a conduit facility. Such increases were partially offset by the repayment of various variable funding notes, which matured in first quarter 2005.

(d)	The balances at December 31, 2004 represent unsecured borrowings of our former PHH subsidiary, which was spun-off in January 2005.

The following table provides the contractual maturities for debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) at March 31, 2005 (except for notes issued under our timeshare program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management programs and for which estimates of repayments have been used):

As of
March 31,
2005

Within 1 year	$3,000
Between 1 and 2 years	1,835
Between 2 and 3 years	2,421
Between 3 and 4 years	1,664
Between 4 and 5 years	515
Thereafter	835

$10,270

Available Funding Arrangements and Committed Credit Facilities
At March 31, 2005, we had approximately $2.8 billion of available funding arrangements and credit facilities (comprised of approximately $1.1 billion of availability at the corporate level and approximately $1.6 billion available for use in our management programs). As of March 31, 2005, the committed credit facilities at the corporate level included:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity

Maturing in November 2009 (a)	$3,500	$1,310	$1,053	$1,137
Maturing in July 2010 (b)	303	–	303	–

(a)
In addition to approximately $1.1 billion of letters of credit issued as of March 31, 2005, this facility contains the committed capacity to issue an additional $697 million in letters of credit. The letters of credit outstanding under this facility at March 31, 2005 were issued primarily to support our vehicle rental business.

(b)	Indicates final maturity date.
On April 1, 2005, we commenced a $1.0 billion commercial paper program. Notes issued under this program will have maturities of one year or less and will be supported by our $3.5 billion revolving credit facility.
As of March 31, 2005, available funding under our asset-backed debt programs and committed credit facilities related to our management programs consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Asset-Backed Funding Arrangements (a)
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (b)	$7,799	$7,149	$650
Other (c)	1,200	822	378
Timeshare program (d)	1,999	1,478	521
Relocation program (e)	650	586	64
Vacation rental program	235	235	–

	$11,883	$10,270	$1,613

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $7.1 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(c)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(d)	The outstanding debt is collateralized by approximately $2.6 billion of timeshare-related assets. Borrowings under our asset-linked facility ($475 million) are also recourse to us.
(e)	The outstanding debt is collateralized by $663 million of underlying relocation receivables and related assets.
On April 29, 2005, we entered into a $750 million asset-backed short-term borrowing facility under our vehicle rental program. Borrowings under this facility will incur interest at a variable rate.
At March 31, 2005, we also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

Liquidity Risk
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to management programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs and (ii) the impairment of our ability to access the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase the related vehicles. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios. Additionally, we monitor the maintenance of required financial ratios and, as of March 31, 2005, we were in compliance with all financial covenants under our credit and securitization facilities.
Currently our credit ratings are as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior unsecured debt	Baa1	BBB	BBB+
Short-term debt	P-2	A-2	F-2
Standard & Poor’s has assigned a “positive outlook” to our senior unsecured credit ratings, while Moody’s Investors Service and Fitch Ratings have assigned a “stable outlook.” A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Contractual Obligations
Our future contractual obligations have not changed significantly from the amounts reported within our 2004 Annual Report on Form 10-K with the exception of our commitment to purchase vehicles, which decreased from the amount previously disclosed by approximately $2.2 billion to approximately $3.4 billion at March 31, 2005 as a result of purchases during first quarter 2005. Any changes to our obligations related to corporate indebtedness and debt under management programs are presented above within the section entitled “Liquidity and Capital Resources—Financial Obligations” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.
Accounting Policies
The majority of our businesses operate in environments where we are paid a fee for a service performed. Therefore, the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled “Critical Accounting Policies” of our 2004 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect 2005 reported results (financial instruments, income taxes and goodwill). As previously discussed, our former mortgage business was spun-off with PHH in January 2005. Accordingly, our results of operations for periods subsequent to January 31, 2005 will not be subject to the uncertainty inherent in valuing the former mortgage servicing rights asset. There have been no other significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.
We plan to adopt the following recently issued standards as required:

•	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”

•	SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”

•	SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions”

•	SFAS No. 123R, “Share Based Payment”
For detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risks
We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2005 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Below is a summary of our Cendant common stock repurchases by month for the quarter ended March 31, 2005:

				Approximate
			Number of Shares	Dollar Value of
	Total Number		Purchased as Part of	Shares that May
	of Shares	Average Price	Publicly Announced	Yet Be Purchased
Period	Purchased	Paid per Share	Plan (b)	Under Plan
January 1 – 31, 2005	3,105,053	$22.80	3,105,053	$774,688,445
February 1 – 28, 2005	3,439,292	$22.28	3,439,292	$736,722,587
March 1 – 31, 2005 (a)	3,729,000	$21.53	3,729,000	$670,077,403
Total	10,273,345	$22.17	10,273,345	$670,077,403

(a)	Includes 800,000 shares purchased for which the trade date occurred during March 2005 while settlement occurred in April 2005.
(b)
Our share repurchase program, which does not have an expiration date, was first publicly announced on October 13, 1998 in the amount of $1 billion and has been increased from time to time and each such increase has been publicly announced, including an increase to include all stock option exercise proceeds in the program. The most recent increase of $500 million, was approved in April 2005. No shares were purchased outside our share repurchase program during the periods set forth in the table above.

Item 4.	Submission of Matters to a Vote of Security Holders
We held an Annual Meeting of Stockholders on April 26, 2005, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated March 1, 2005, a copy of which has been filed previously with the Securities and Exchange Commission, at which our stockholders approved the election of ten directors for a term of one year, ratified the appointment of Deloitte & Touche LLP as the auditors of the financial statements for fiscal year 2005, approved an amendment to our Amended and Restated 1991 Non-Employee Directors Deferred Compensation Plan, approved our 2005 UK Share Incentive Plan and approved the advisory stockholder proposal regarding severance agreements. The advisory stockholder proposal regarding chief executive officer compensation did not receive the requisite affirmative vote of a majority of shares of common stock present, in person or by proxy, entitled to vote at the Annual Meeting of Stockholders.
Proposal 1:     To elect ten directors for a one-year term.

                        Results:

	In Favor	Withheld

Myra J. Biblowit	695,528,824	250,045,666
Leonard S. Coleman	903,238,786	42,335,704
Cheryl D. Mills	909,878,144	35,696,346
The Right Honourable Brian Mulroney	801,872,064	143,702,426
Robert E. Nederlander	909,341,115	36,233,375
Ronald L. Nelson	877,783,217	67,791,273
Robert W. Pittman	910,753,682	34,820,808
Pauline D.E. Richards	910,423,760	35,150,730
Sheli Z. Rosenberg	714,032,950	231,541,540
Robert F. Smith	678,746,971	266,827,519

Proposal 2:	To ratify the appointment of Deloitte & Touche LLP as Cendant’s Independent Auditors for the year ending December 31, 2005. Results:

For	Against	Abstain

915,153,143	24,979,804	5,441,543

Proposal 3:	To approve an amendment to the Cendant Amended and Restated 1999 Non-Employee Directors Deferred Compensation Plan. Results:

For	Against	Abstain

757,172,104	35,051,909	7,212,277

Proposal 4:	To approve the Cendant 2005 UK Share Incentive Plan (Employee Stock Purchase Plan). Results:

For	Against	Abstain

748,742,662	43,731,098	6,962,530

Proposal 5:
Stockholder proposal regarding limiting Chief Executive Officer compensation to 100 times the average compensation paid to our non-managerial workers unless stockholders approve a greater amount.

Results:

For	Against	Abstain

58,550,039	729,572,935	11,313,316

Proposal 6:	Stockholder proposal regarding stockholder approval of severance agreements in excess of 2.99 times base salary plus bonus. Results:

For	Against	Abstain

510,707,290	280,616,167	8,112,833

Item 6.	Exhibits
     Exhibits
     See Exhibit Index.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENDANT CORPORATION
Date: May 5, 2005	/s/ Ronald L. Nelson Ronald L. Nelson President and Chief Financial Officer

Date: May 5, 2005	/s/ Virginia M. Wilson Virginia M. Wilson Executive Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004).
3.2		Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 19, 2004).
10.1
Series 2005-1 Supplement dated as of February 25, 2005 to Second Amended and Restated Base Indenture dated as of June 3, 2004 between Cendant Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York, as Trustee and Series 2005-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2005).

10	.2(a)
Commercial Paper Dealer agreement between Cendant Corporation, as Issuer and Banc of America Securities LLC, as Dealer, dated as of March 30, 2005 (Incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K dated March 31, 2005).

10	.2(b)
Commercial Paper Dealer agreement between Cendant Corporation, as Issuer and Citigroup Global Markets Inc., as Dealer, dated as of March 30, 2005 (Incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K dated March 31, 2005).

10	.2(c)
Commercial Paper Dealer agreement between Cendant Corporation, as Issuer and J.P. Morgan Securities Inc., as Dealer, dated as of March 30, 2005 (Incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K dated March 31, 2005).

10.3		Issuing and Paying Agency Agreement dated March 30, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 31, 2005).
10.4
Amended and Restated Series 2004-1 Supplement dated as of March 29, 2005 to Second Amended and Restated Base Indenture dated as of June 3, 2004 among Cendant Rental Car Funding (AESOP) LLC, as Issuer, Cendant Car Rental Group, Inc., as Administrator, Mizuho Corporate Bank, Ltd., as Administrative Agent, Bayerische Landesbank New York Branch, as Syndication Agent, Calyon Cayman Islands Branch, as Documentation Agent, Certain Financial Institutions, as Purchasers and The Bank of New York, as Trustee and Series 2004-1 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 31, 2005).

10.5		Separation Agreement and General Release between Cendant Corporation and Kevin M. Sheehan.
10.6
2004 Performance Metric Long Term Incentive Plan, as amended and restated as of April 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2005).

10.7
Form of Award Agreement for the 2004 Performance Metric Long Term Incentive Plan and the 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2005).

10.8		Cendant Amended and Restated 1999 Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 29, 2005).
10.9
Series 2005-3 Supplement dated as of April 29, 2005 to Second Amended and Restated Base Indenture dated as of June 3, 2004 among Cendant Rental Car Funding (AESOP) LLC, as Issuer, Cendant Car Rental Group, Inc., as Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, Certain CP Conduit Purchasers, Certain Funding Agents, Certain APA Banks and The Bank of New York, as Trustee and Series 2005-3 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 3, 2005).

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