Form 10-Q
period 2005-06-30
CENDANT CORP
filed 2005-08-02
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]         No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]         No  [   ]

The number of shares outstanding of the issuer’s common stock was 1,046,323,989 shares as of June 30, 2005.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

●
terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C. and the July 2005 bombings in London, which may negatively affect the travel industry and our financial results and which could also result in a disruption in our business;

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

●
our failure to reduce quickly our substantial technology costs and other overhead costs, if required, in response to a reduction in revenue in any future period, particularly with respect to our reservations systems, and in our global distribution systems, vehicle rental and real estate brokerage businesses;

●	our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster or other business interruption;

●
our ability to successfully integrate and operate acquired and merged businesses and risks associated with such businesses, including the acquisitions of Orbitz, Inc., ebookers plc and Gullivers Travel Associates, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

●
our ability to successfully complete the divestiture of the operations of our Marketing Services division, which remains subject to certain closing conditions including the buyer’s receipt of financing, regulatory approvals and customary closing conditions;

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

●
changes in the vehicle manufacturer arrangements in our Avis and Budget car rental business, including but not limited to the failure of the manufacturers to meet their obligations under repurchase arrangements or changes in the credit quality of such vehicle manufacturers, each of which could have a material adverse effect on our results and the principal financing program for our car rental business;

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
New York, New York

We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the “Company”) as of June 30, 2005, the related consolidated condensed statement of stockholders’ equity for the six-month period ended June 30, 2005, the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the related consolidated condensed statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2005 (May 4, 2005 as to the effects of the discontinued operations and revised segment reporting structure described in Notes 1 and 23), we expressed an unqualified opinion (which included an explanatory paragraph with respect to the revised earnings per share calculations for all prior periods presented to include the dilutive effect of certain contingently convertible debt securities, the adoption of the fair value method of accounting for stock-based compensation and the adoption of the consolidation provisions for variable interest entities in 2003, as discussed in Note 2 to the consolidated financial statements; and an explanatory paragraph with respect to the classification of certain subsidiaries as discontinued operations, as discussed in Note 1 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
July 29, 2005

Cendant Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Service fees and membership, net	$3,501	$3,267	$6,258	$5,763
Vehicle-related	1,224	1,119	2,312	2,120
Other	10	18	42	60

Net revenues	4,735	4,404	8,612	7,943

Expenses
Operating	2,734	2,576	4,986	4,626
Vehicle depreciation, lease charges and interest, net	373	284	697	593
Marketing and reservation	456	382	880	737
General and administrative	359	322	695	656
Non-program related depreciation and amortization	140	113	276	224
Non-program related interest, net:
Interest expense, net	70	70	53	147
Early extinguishment of debt	–	18	–	18
Acquisition and integration related costs:
Amortization of pendings and listings	3	4	6	8
Other	10	2	21	5
Restructuring and transaction-related charges	2	–	51	–
Valuation charge associated with PHH spin-off	–	–	180	–

Total expenses	4,147	3,771	7,845	7,014

Income before income taxes and minority interest	588	633	767	929
Provision for income taxes	195	212	311	303
Minority interest, net of tax	1	1	2	6

Income from continuing operations	392	420	454	620
Income (loss) from discontinued operations, net of tax	(9)	73	(15)	314
Gain (loss) on disposal of discontinued operations, net of tax:
PHH valuation and transaction-related charges	–	–	(312)	–
Gain on disposal	4	198	179	198

Net income	$387	$691	$306	$1,132

Earnings per share
Basic
Income from continuing operations	$0.37	$0.41	$0.43	$0.61
Net income	0.37	0.68	0.29	1.11
Diluted
Income from continuing operations	$0.37	$0.40	$0.42	$0.59
Net income	0.36	0.66	0.28	1.07

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$623	$467
Restricted cash	147	370
Receivables, net	1,352	1,237
Deferred income taxes	1,155	385
Assets of discontinued operations	1,104	6,639
Other current assets	656	611

Total current assets	5,037	9,709

Property and equipment, net	1,667	1,685
Deferred income taxes	841	2,192
Goodwill	12,164	11,087
Other intangibles, net	3,149	2,608
Other non-current assets	403	591

Total assets exclusive of assets under programs	23,261	27,872

Assets under management programs:
Program cash	115	530
Relocation receivables	838	720
Vehicle-related, net	9,151	7,072
Timeshare-related, net	2,534	2,385
Vacation rental	224	254
Mortgage loans held for sale	–	1,981
Mortgage servicing rights, net	–	1,608
Other	8	148

	12,870	14,698

Total assets	$36,131	$42,570

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$4,421	$4,009
Current portion of long-term debt	1,313	739
Liabilities of discontinued operations	758	5,274
Deferred income	388	335

Total current liabilities	6,880	10,357

Long-term debt	3,609	3,591
Deferred income	275	285
Other non-current liabilities	1,224	1,261

Total liabilities exclusive of liabilities under programs	11,988	15,494

Liabilities under management programs:
Debt	3,443	6,219
Debt due to Cendant Rental Car Funding (AESOP) LLC—related party	7,697	5,935
Deferred income taxes	1,769	2,200
Other	–	27

	12,909	14,381

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	–	–
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,344,368,319 and 1,333,462,545 shares	13	13
Additional paid-in capital	12,403	12,091
Deferred compensation	(487)	(301)
Retained earnings	5,142	6,179
Accumulated other comprehensive income	81	274
CD treasury stock, at cost—298,044,330 and 282,135,978 shares	(5,918)	(5,561)

Total stockholders’ equity	11,234	12,695

Total liabilities and stockholders’ equity	$36,131	$42,570

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net income	$306	$1,132
Adjustments to arrive at income from continuing operations	148	(512)

Income from continuing operations	454	620
Adjustments to reconcile income from continuing operations to net cash provided by operating activities exclusive of management programs:
PHH valuation charge	180	–
Non-program related depreciation and amortization	276	224
Amortization of pendings and listings	6	8
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(167)	(65)
Income taxes and deferred income taxes	206	212
Accounts payable and other current liabilities	206	21
Other, net	(5)	66

Net cash provided by operating activities exclusive of management programs	1,156	1,086

Management programs:
Vehicle depreciation	533	450
Amortization and impairment of mortgage servicing rights	101	65
Net gain (loss) on mortgage servicing rights and related derivatives	(83)	170
Origination of timeshare-related assets	(525)	(496)
Principal collection of investment in timeshare-related assets	321	326
Origination of mortgage loans	(2,062)	(19,920)
Proceeds on sale of and payments from mortgage loans held for sale	2,150	19,242
Other	7	3

	442	(160)

Net cash provided by operating activities	1,598	926

Investing Activities
Property and equipment additions	(193)	(180)
Net assets acquired, net of cash acquired, and acquisition-related payments	(1,589)	(337)
Proceeds received on asset sales	13	24
Proceeds from dispositions of businesses, net of transaction-related payments	965	826
Other, net	34	46

Net cash provided by (used in) investing activities exclusive of management programs	(770)	379

Management programs:
Decrease (increase) in program cash	(61)	145
Investment in vehicles	(6,451)	(5,802)
Payments received on investment in vehicles	3,879	3,199
Equity advances on homes under management	(2,403)	(2,148)
Repayment of advances on homes under management	2,285	2,133
Additions to mortgage servicing rights	(23)	(281)
Cash received (paid) on derivatives related to mortgage servicing rights, net	44	(109)
Other, net	(20)	45

	(2,750)	(2,818)

Net cash used in investing activities	(3,520)	(2,439)

Financing Activities
Proceeds from borrowings	6	19
Principal payments on borrowings	(89)	(1,116)
Net short-term borrowings	616	–
Issuances of common stock	191	396
Repurchases of common stock	(460)	(962)
Payment of dividends	(192)	(144)
Cash reduction due to spin-off of PHH	(259)	–
Other, net	4	(22)

Net cash used in financing activities exclusive of management programs	(183)	(1,829)

Management programs:
Proceeds from borrowings	6,983	6,871
Principal payments on borrowings	(4,907)	(4,905)
Net change in short-term borrowings	184	914
Other, net	(12)	(17)

	2,248	2,863

Net cash provided by financing activities	2,065	1,034

Effect of changes in exchange rates on cash and cash equivalents	(29)	38
Cash provided by discontinued operations	42	146

Net increase (decrease) in cash and cash equivalents	156	(295)
Cash and cash equivalents, beginning of period	467	746

Cash and cash equivalents, end of period	$623	$451

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)

						Accumulated
			Additional			Other	Treasury		Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Stock		Stockholders'
	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity
Balance at January 1, 2005	1,333	$13	$12,091	$(301)	$6,179	$274	(282)	$(5,561)	$12,695

Comprehensive income:

Net income	–	–	–	–	306	–	–	–

Currency translation adjustment, net of tax of $(23)	–	–	–	–	–	(147)	–	–

Unrealized losses on cash flow hedges, net of tax of $(6)	–	–	–	–	–	(11)	–	–

Unrealized losses on available-for-sale securities, net of tax of $(1)	–	–	–	–	–	(3)	–	–

Reclassification for realized holding gains on available-for-sale securities, net of tax of $(7)	–	–	–	–	–	(11)	–	–

Minimum pension liability adjustment, net of tax of $(7)	–	–	–	–	–	(10)	–	–

Total comprehensive income									124

Net activity related to restricted stock units	–	–	169	(186)	–	–	3	53	36

Exercise of stock options	10	–	81	–	–	–	5	105	186

Tax benefit from exercise of stock options	–	–	56	–	–	–	–	–	56

Repurchases of CD common stock	–	–	–	–	–	–	(24)	(522)	(522)

Payment of dividends	–	–	–	–	(192)	–	–	–	(192)

Dividend of PHH Corporation	–	–	–	–	(1,639)	(11)	–	–	(1,650)

Adjustment to offset PHH valuation charge included in net income	–	–	–	–	488	–	–	–	488

Other	1	–	6	–	–	–	–	7	13

Balance at June 30, 2005	1,344	$13	$12,403	$(487)	$5,142	$81	(298)	$(5,918)	$11,234

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
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

Cendant Corporation is a global provider of travel and real estate services. The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Cendant Corporation and its subsidiaries (“Cendant”), as well as entities in which Cendant directly or indirectly has a controlling financial interest (collectively, the “Company”). The Company operates in the following business segments:

●
Real Estate Services—franchises the real estate brokerage businesses of four residential brands and one commercial brand, provides real estate brokerage services, facilitates employee relocations and provides home buyers with title and closing services.

●	Hospitality Services—facilitates the exchange of vacation ownership interests, franchises eight lodging brands and markets vacation rental properties.

●	Timeshare Resorts—develops and sells vacation ownership interests, provides consumer financing to individuals purchasing these interests and manages resort properties.

●	Vehicle Rental—operates and franchises the Company’s car and truck rental brands.

●	Travel Distribution Services—provides global distribution services for the travel industry, corporate and consumer online travel services and travel agency services.

●	Mortgage Services—provided home buyers with mortgage lending services through January 2005 (See Note 16 — Spin-off of PHH Corporation).

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

The Company adopted the above segment reporting structure in 2005 as a result of a reevaluation performed subsequent to (i) the completion of an initial public offering (“IPO”) of Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”) in June 2004, for which the Company raised approximately $770 million in proceeds; (ii) the completion of a spin-off of the Company’s mortgage, fleet leasing and appraisal businesses in January 2005 in a distribution of the common stock of PHH Corporation (“PHH”) to the Company’s stockholders (a more detailed description of this transaction can be found in Note 16—Spin-off of PHH Corporation); (iii) the completion of an IPO of Wright Express Corporation (“Wright Express”) in February 2005, for which the Company raised approximately $965 million of proceeds; and (iv) the formal approval by the Company’s Board of Directors in March 2005 to dispose of its Marketing Services division, which is comprised of the Company’s individual membership and loyalty/insurance marketing businesses and of which the Company anticipates a sale will be completed during the fall of 2005.

Discontinued Operations. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the account balances and activities of Wright Express, the Company’s fleet leasing and appraisal businesses, the Marketing Services division and Jackson Hewitt have been segregated and reported as discontinued operations for all periods presented. The Company’s mortgage business cannot be classified as a discontinued operation due to the Company’s participation in a mortgage origination venture that was established with PHH in connection with the spin-off. Summarized financial data for the aforementioned disposed businesses are provided in Note 2—Discontinued Operations.

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

Timeshare Transactions. In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” in connection with the previous issuance of the American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). The Company expects to adopt the provisions of SFAS No. 152 and SOP 04-2 effective January 1, 2006 and anticipates recording an after tax charge in the range of $60 million to $90 million on such date as a cumulative effect of an accounting change. The Company is evaluating actions that may mitigate such impact. There is no expected impact to cash flow from the adoption.

Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company will adopt SFAS No. 123R on January 1, 2006, as required by the Securities and Exchange Commission. Although the Company has not yet completed its assessment of adopting SFAS No. 123R, it does not believe that such adoption will significantly affect its earnings, financial position or cash flows since the Company does not use the alternative intrinsic value approach.

2.	Discontinued Operations

Summarized statement of income data for discontinued operations are as follows:

Three Months Ended June 30, 2005

		Marketing
	Wright	Services
	Express (a)	Division	Total
Net revenues	$–	$333	$333

Loss before income taxes	$–	$(9)	$(9)
Provision for income taxes	–	–	–

Loss from discontinued operations, net of tax	$–	$(9)	$(9)

Gain on disposal of discontinued operations	$6	$–	$6
Provision for income taxes	2	–	2

Gain on disposal of discontinued operations, net of tax	$4	$–	$4

(a)
Represents a payment received from Wright Express in connection with a tax receivable agreement pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. The Company currently expects such payments to aggregate over $400 million. However, the actual amount and timing of receipt of such payments are dependent upon a number of factors, including whether Wright Express earns sufficient future taxable income to realize the full tax benefit of the amortization of certain assets.

Three Months Ended June 30, 2004  (*)

			Fleet and	Marketing
	Jackson	Wright	Appraisal	Services
	Hewitt	Express	Businesses	Division	Total
Net revenues	$25	$47	$410	$352	$834

Income before income taxes	$–	$22	$25	$71	$118
Provision for income taxes	–	8	10	27	45

Income from discontinued operations, net of tax	$–	$14	$15	$44	$73

Gain on disposal of discontinued operations	$251	$–	$–	$–	$251
Provision for income taxes	53	–	–	–	53

Gain on disposal of discontinued operations, net of tax	$198	$–	$–	$–	$198

(*)	Results for Jackson Hewitt are through the date of disposition.

Six Months Ended June 30, 2005  (*)

		Fleet and	Marketing
	Wright	Appraisal	Services
	Express	Businesses (a)	Division	Total
Net revenues	$29	$134	$670	$833

Income (loss) before income taxes	$(7)	$7	$19	$19
Provision (benefit) for income taxes	(3)	28	9	34

Income (loss) from discontinued operations, net of tax	$(4)	$(21)	$10	$(15)

Gain (loss) on disposal of discontinued operations	$507	$(312)	$–	$195
Provision for income taxes	328	–	–	328

Gain (loss) on disposal of discontinued operations, net of tax	$179	$(312)	$–	$(133)

(*)	Results for Wright Express and the fleet and appraisal businesses are through the dates of disposition.

(a)	The provision for income taxes reflects a $24 million charge associated with separating the appraisal business from the Company in connection with the spin-off.

Six Months Ended June 30, 2004  (*)

			Fleet and	Marketing
	Jackson	Wright	Appraisal	Services
	Hewitt	Express	Businesses	Division (a)	Total
Net revenues	$194	$91	$782	$708	$1,775

Income before income taxes	$106	$39	$49	$131	$325
Provision (benefit) for income taxes	42	14	20	(65)	11

Income from discontinued operations, net of tax	$64	$25	$29	$196	$314

Gain on disposal of discontinued operations	$251	$–	$–	$–	$251
Provision for income taxes	53	–	–	–	53

Gain on disposal of discontinued operations, net of tax	$198	$–	$–	$–	$198

(*)	Results for Jackson Hewitt are through the date of disposition.

(a)
The benefit for income taxes reflects the reversal of a valuation allowance of $121 million by TRL Group associated with federal and state deferred tax assets, partially offset by a $13  million cash payment the Company made to TRL Group in connection with the January 2004 contract termination transaction.

Summarized balance sheet data for discontinued operations are as follows:

	As of
	June 30, 2005	As of December 31, 2004
	Marketing		Fleet and	Marketing
	Services	Wright	Appraisal	Services
	Division	Express	Businesses	Division	Total
Assets of discontinued operations:
Current assets	$407	$72	$334	$388	$794
Property and equipment, net	102	37	36	84	157
Goodwill	254	135	447	256	838
Assets under management programs	–	419	3,958	–	4,377
Other assets	341	22	99	352	473

Total assets of discontinued operations	$1,104	$685	$4,874	$1,080	$6,639

Liabilities of discontinued operations:
Current liabilities	$733	$213	$219	$738	$1,170
Liabilities under management programs	–	215	3,838	–	4,053
Other liabilities	25	6	25	20	51

Total liabilities of discontinued operations	$758	$434	$4,082	$758	$5,274

Summarized statement of cash flow data for discontinued operations are as follows:

	Six Months Ended
	June 30,
	2005	2004
Net cash provided by (used in) discontinued operations for:
Operating activities	$187	$842
Investing activities	(197)	(769)
Financing activities	55	73
Effect of exchange rate changes	(3)	–

Cash provided by discontinued operations	$42	$146

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income from continuing operations	$392	$420	$454	$620
Income (loss) from discontinued operations	(9)	73	(15)	314
Gain (loss) on disposal of discontinued operations:
PHH valuation and transaction-related charges	–	–	(312)	–
Gain on disposal	4	198	179	198

Net income	$387	$691	$306	$1,132

Basic weighted average shares outstanding	1,050	1,020	1,052	1,018
Stock options, warrants and restricted stock units (*)	22	33	23	33
Convertible debt	–	–	–	5

Diluted weighted average shares outstanding	1,072	1,053	1,075	1,056

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Earnings per share:
Basic
Income from continuing operations	$0.37	$0.41	$0.43	$0.61
Income (loss) from discontinued operations	–	0.07	(0.01)	0.31
Gain (loss) on disposal of discontinued operations:
PHH valuation and transaction-related charges	–	–	(0.30)	–
Gain on disposal	–	0.20	0.17	0.19

Net income	$0.37	$0.68	$0.29	$1.11

Diluted
Income from continuing operations	$0.37	$0.40	$0.42	$0.59
Income (loss) from discontinued operations	(0.01)	0.07	(0.01)	0.29
Gain (loss) on disposal of discontinued operations:
PHH valuation and transaction-related charges	–	–	(0.29)	–
Gain on disposal	–	0.19	0.16	0.19

Net income	$0.36	$0.66	$0.28	$1.07

(*)	Excludes restricted stock units for which performance based vesting criteria have not been achieved.

The following table summarizes the Company’s outstanding common stock equivalents that were antidilutive and therefore excluded from the computation of diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Options (a)	38	22	24	23
Upper DECS (b)	–	36	–	37

(a)
The number of antidilutive options remained relatively consistent period-over-period with the exception of 14 million options that became “in-the-money” between $20.96 (the average stock price during the three months ended June 30, 2005) and $21.32 (the average stock price during the six months ended June 30, 2005). The weighted average exercise price for antidilutive options for the three months ended June 30, 2005 and 2004 was $25.85 and $30.07, respectively. The weighted average exercise price for antidilutive options for the six months ended June 30, 2005 and 2004 was $28.50 and $29.95, respectively.

(b)
Represents the shares that were issuable under the forward purchase contract component of the Company’s Upper DECS securities prior to the settlement of such securities on August 17, 2004, at which time the Company issued 38 million shares of Cendant common stock. Diluted EPS for the three and six months ended June 30, 2004 does not reflect these shares, as the Upper DECS were antidilutive during such periods (since the appreciation price of $28.42 was greater than the average price of Cendant common stock).

4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Condensed Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Condensed Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Company’s Consolidated Condensed Balance Sheets as adjustments to the purchase price or on the Company’s Consolidated Condensed Statements of Income as expenses, as appropriate.

2005 Acquisitions

Gullivers Travel Associates. On April 1, 2005, the Company completed the acquisition of Donvand Limited, which operates under the names Gullivers Travel Associates and Octopus Travel Group Limited (collectively, “Gullivers”). Gullivers is a wholesaler of hotel rooms, destination services, travel packages and group tours and a global online provider of lodging and destination services. Management believes that this acquisition positions the Company as a worldwide leader in the global online travel intermediary space. The preliminary allocation of the purchase price is summarized as follows:

Amount
Cash consideration	$1,202
Transaction costs and expenses	12

Total purchase price	1,214
Less: Historical value of assets acquired in excess of liabilities assumed	77
Less: Fair value adjustments	253

Excess purchase price over fair value of assets acquired and liabilities assumed	$884

The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Amount
Allocation of purchase price to intangible assets (a)	$360
Deferred tax liability for book-tax basis differences	(99)
Costs associated with exiting activities (b)	(4)
Other fair value adjustments	(4)

$253

(a)
Represents (i) $142 million of indefinite-lived trademarks associated with the Company’s exclusive right to use the Gullivers name, (ii) $185 million of customer relationships with an estimated weighted average life of 14 years and (iii) $33 million of other intangible assets with an estimated weighted average life of 20  years.

(b)
As part of the acquisition, the Company’s management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Gullivers, which will be achieved through the involuntary termination of certain Gulliver employees. The Company formally communicated the termination of employment to approximately 40 employees, representing a wide range of employee groups, and as of June 30, 2005, substantially all of these employees had not yet been terminated. As a result of these actions, the Company established personnel-related liabilities of $4 million. As of June 30, 2005, there were no material payments against or adjustments to the initial liabilities established.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of Gullivers:

Amount
Cash	$157
Other current assets	139
Property and equipment	54
Intangible assets	360
Goodwill	884

Total assets acquired	1,594

Total current liabilities	267
Total non-current liabilities	113

Total liabilities assumed	380

Net assets acquired	$1,214

The goodwill, none of which is expected to be deductible for tax purposes, was assigned to the Company’s Travel Distribution Services segment. As previously discussed, the preliminary allocation of the purchase price is subject to revision as analyses are finalized. The Company continues to gather information and consult with third party experts concerning the valuation of its assets acquired and liabilities assumed (including the identified intangible assets and their associated lives). This acquisition was not significant to the Company’s results of operations, financial position or cash flows.

ebookers plc. On February 28, 2005, the Company acquired ebookers plc (“ebookers”), a travel agency with Web sites servicing 13 European countries offering a wide range of discount and standard price travel products including airfares, hotels, car rental, cruises and travel insurance. Management believes that this acquisition enhances the Company’s role in the global online travel intermediary space. The preliminary allocation of the purchase price is summarized as follows:

Amount
Cash consideration	$444
Transaction costs and expenses	7

Total purchase price	451
Less: Historical value of liabilities assumed in excess of assets acquired	(33)
Less: Fair value adjustments	117

Excess purchase price over fair value of assets acquired and liabilities assumed	$367

The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Amount
Allocation of purchase price to intangible assets (a)	$189
Deferred tax liability for book-tax basis differences	(39)
Costs associated with exiting activities (b)	(16)
Other fair value adjustments	(17)

$117

(a)
Represents (i) $142 million of indefinite-lived trademarks associated with the Company’s exclusive right to use the ebookers name, (ii) $36 million of customer relationships with an estimated weighted average life of five years and (iii) $11 million of other intangible assets with an estimated weighted average life of 10 years.

(b)
As part of the acquisition, the Company’s management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and ebookers, which will be achieved through the involuntary termination of certain ebookers employees and the termination of certain lease obligations. The Company formally communicated the termination of employment to approximately 110 employees, representing a wide range of employee groups, and as of June 30, 2005, the Company had terminated approximately half of these employees. As a result of these actions, the Company established personnel-related and facility-related liabilities of $8 million each. As of June 30, 2005, cash payments of $2 million have been made to reduce the personnel-related liability and $1 million of other adjustments were made to reduce the facility-related liability. Accordingly, as of June 30, 2005, the remaining balances for the personnel-related liability and the facility-related liability were $6 million and $7 million, respectively. The Company anticipates the remainder of the personnel-related costs will be paid in 2005 and the remainder of the lease termination costs will be paid by 2009.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of ebookers:

Amount
Cash	$82
Other current assets	30
Property and equipment	24
Intangible assets	189
Goodwill	367
Other non-current assets	15

Total assets acquired	707

Total current liabilities	162
Total non-current liabilities	94

Total liabilities assumed	256

Net assets acquired	$451

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

Other. During 2005, the Company also acquired 13 real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for approximately $60 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $51 million that was assigned to the Company’s Real Estate Services segment. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. In addition, the Company acquired 22 other individually non-significant businesses during 2005 for aggregate consideration of approximately

$88 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $14 million that was assigned to the Company’s Travel Distribution Services ($8 million), Hospitality Services ($4 million) and Real Estate Services ($2 million) segments. These acquisitions were not significant to the Company’s results of operations, financial position or cash flows.

2004 Acquisition

Orbitz, Inc. On November 12, 2004, the Company acquired Orbitz, Inc. (“Orbitz”), an online travel company. Management believes that the addition of Orbitz to the Company’s portfolio of travel distribution businesses placed the Company in a leading position in the domestic online travel distribution business.

The preliminary allocation of the purchase price as of June 30, 2005 is summarized as follows:

Amount
Cash consideration	$1,223
Fair value of converted options	1
Transaction costs and expenses	35

Total purchase price	1,259
Less: Historical value of assets acquired in excess of liabilities assumed	204
Less: Fair value adjustments (*)	423

Excess purchase price over fair value of assets acquired and liabilities assumed	$632

(*)	Reflects an increase of $92 million from the December 31, 2004 amount. Such change principally relates to greater value assigned to identifiable intangible assets and property and equipment.

The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Amount
Allocation of purchase price to identifiable intangible assets (a)	$261
Deferred tax assets for book-tax basis differences	465
Costs associated with exiting activities (b)	(15)
Fair value adjustments to:
Assets acquired	35
Liabilities assumed (c)	(323)

$423

(a)
Represents (i) $209 million of indefinite-lived trademarks associated with the Company’s exclusive right to use the Orbitz name and (ii) $52 million of customer relationships with a weighted average life of eight years.

(b)
As part of the acquisition, the Company’s management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Orbitz, which will be achieved through the involuntary termination of certain Orbitz employees. The Company formally communicated the termination of employment to approximately 40 employees, representing a wide range of employee groups, and as of June 30, 2005, the Company had terminated substantially all of these employees. As a result of these actions, the Company established a liability of $15 million related to personnel-related costs. As of June 30, 2005, cash payments and other reductions of $13 million and $1 million, respectively, of which $5 million and $1 million, respectively, was recorded during the six months ended June 30, 2005, had been made to reduce such liability. As of June 30, 2005, the remaining balance for the personnel-related liability was $1 million. The Company anticipates the remainder of the personnel-related costs will be paid during 2005.

(c)
Primarily represents (i) amounts due to former Orbitz owners related to a pre-existing tax-sharing agreement for which the Company has determined payment is probable as a result of its expected utilization of Orbitz tax benefits (prior to Cendant’s acquisition, Orbitz had not established a liability for this tax-sharing agreement as it did not expect to be able to utilize the associated benefits within the statutory periods) and (ii) costs associated with certain Orbitz contracts containing above-market terms.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of Orbitz:

Amount
Cash	$160
Other current assets	72
Property and equipment	58
Intangible assets	261
Goodwill	632
Other non-current assets	513

Total assets acquired	1,696

Total current liabilities	103
Total non-current liabilities	334

Total liabilities assumed	437

Net assets acquired	$1,259

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

Acquisition and Integration Related Costs
During the three and six months ended June 30, 2005, the Company incurred acquisition and integration related costs of $13 million and $27 million, respectively, of which $3 million and $6 million, respectively, represented amortization of its contractual pendings and listings intangible assets acquired in connection with the acquisitions of real estate brokerages. The remaining costs during the three and six months ended June 30, 2005 of $10 million and $21 million, respectively, were incurred principally to combine the Internet booking technology of the Company’s Orbitz, ebookers, Gullivers and Cheap Tickets businesses into one common platform and to merge certain booking and distribution functionality within the Company’s recently acquired travel distribution businesses.

During the three and six months ended June 30, 2004, the Company incurred acquisition and integration related costs of $6 million and $13 million, respectively, of which $4 million and $8 million, respectively, represented amortization of its contractual pendings and listings intangible assets acquired in connection with the acquisitions of real estate brokerages. The remaining costs during the three and six months ended June 30, 2004 of $2 million and $5 million, respectively, primarily related to the integration of Budget’s information technology systems with the Company’s platform and the integration of real estate brokerages acquired by NRT.

5.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2005			As of December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets (*)
Franchise agreements	$1,138	$383	$755	$1,154	$366	$788
Customer lists	435	140	295	427	125	302
Customer relationships	284	14	270	43	1	42
Below market contracts acquired	42	8	34	56	12	44
License agreement	47	3	44	47	2	45
Other	82	9	73	58	9	49

	$2,028	$557	$1,471	$1,785	$515	$1,270

Unamortized Intangible Assets (*)
Goodwill	$12,164			$11,087

Trademarks	$1,678			$1,338

(*)
The change in the balance at June 30, 2005 principally relates to the preliminary allocation of the purchase price of Gullivers, ebookers and Orbitz to intangible assets. The Company continues to gather information and consult with third party experts concerning the valuation and associated lives of the acquired intangible assets.

		Goodwill		Adjustments
	Balance at	Acquired		to Goodwill		Foreign		Balance at
	January 1,	during		Acquired		Exchange and		June 30,
	2005	2005		during 2004		Other		2005
Real Estate Services	$2,913	$53	(a)	$–		$14	(f)	$2,980
Hospitality Services	1,320	4	(b)	21	(d)	(38	)(g)	1,307
Timeshare Resorts	1,305	–		–		–		1,305
Vehicle Rental	2,132	–		–		(3	)(h)	2,129
Travel Distribution Services	3,353	1,259	(c)	(97	)(e)	(72	)(g)	4,443
Mortgage Services	64	–		–		(64	)(i)	–

Total Company	$11,087	$1,316		$(76)		$(163)		$12,164

(a)	Primarily relates to the acquisitions of real estate brokerages by NRT (January 2005 and forward).

(b)	Primarily relates to the acquisition of a vacation rental company (March 2005).

(c)	Primarily relates to the acquisition of ebookers and Gullivers (see Note 4—Acquisitions).

(d)	Primarily relates to the acquisitions of Landal GreenParks (May 2004) and Ramada International, Inc. (December 2004).

(e)	Primarily relates to the acquisition of Orbitz (see Note 4—Acquisitions).

(f)
Primarily relates to earnout payments for acquisitions of real estate brokerages by NRT and the reallocation to the Real Estate Services segment of goodwill recorded within the Mortgage Services segment at December 31, 2004 as a result of the spin-off of PHH.

(g)	Primarily relates to foreign exchange translation adjustments.

(h)	Relates to changes in tax basis of acquired assets.

(i)	Represents goodwill of the Company’s mortgage business, which was disposed of on January 31, 2005 (see Note 16—Spin-off of PHH Corporation).

Amortization expense relating to all intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Franchise agreements	$9	$9	$18	$18
Customer lists	6	6	12	12
Customer relationships	9	–	13	–
Below market contracts acquired	1	1	2	2
License agreement	–	1	–	1
Other (*)	3	5	8	10

Total	$28	$22	$53	$43

(*)
Includes pendings and listings amortization expense during the three months ended June 30, 2005 and 2004 of $3 million and $4 million, respectively, and during the six months ended June 30, 2005 and 2004 of $6 million and $8 million, respectively.

Based on the Company’s amortizable intangible assets as of June 30, 2005, the Company expects related amortization expense for the remainder of 2005 and the five succeeding fiscal years to approximate $50 million, $100 million, $90 million, $80 million, $80 million and $70 million, respectively.

6.	Restructuring and Transaction-Related Charges

During the three and six months ended June 30, 2005, the Company recorded $2 million and $51 million, respectively, of restructuring and transaction-related charges, of which $2 million and $48 million, respectively, were incurred as a result of restructuring activities undertaken following the PHH spin-off and the IPO of Wright Express and $3 million relates to transaction costs incurred during the six months ended June 30, 2005 in connection with the PHH spin-off.

Restructuring Charges
During first quarter 2005, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction include the closure of a call center and field locations of the Company’s truck rental business, consolidation of processes and offices in the Company’s real estate brokerage business and reductions in staff within the Travel Distribution Services and Hospitality Services segments and the Company’s corporate functions. In connection with these initiatives, the Company expects to record total restructuring charges of approximately $51 million, of which $44 million is anticipated to be cash, most of which the Company expects to pay during 2005. The Company recorded restructuring charges of $2 million and $48 million in the three and six months ended June 30, 2005, respectively, and estimates that throughout the remainder of 2005, its Real Estate Services segment will incur additional charges of $2 million representing facility consolidation and employee relocation costs and its Vehicle Rental segment will incur additional charges of $1 million.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related (a)	Related (b)	Impairments (c)	Total
Initial charge	$37	$9	$2	$48
Cash payments	(25)	(2)	–	(27)
Other reductions (d)	(5)	–	(2)	(7)

Balance at June 30, 2005	$7	$7	$–	$14

(a)
The initial charge primarily represents severance benefits resulting from the reductions in staff. The Company formally communicated the termination of employment to approximately 930 employees, representing a wide range of employee groups. As of June 30, 2005, the Company had terminated approximately 900 of these employees.

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

Total restructuring charges are expected to be recorded as follows:

			Cash	Liability
	Costs		Payments/	as of
	Expected to	Costs	Other	June 30,
	be Incurred	Incurred	Reductions	2005
Real Estate Services	$7	$5	$(2)	$3
Hospitality Services	5	5	(3)	2
Timeshare Resorts	1	1	(1)	–
Vehicle Rental	9	8	(2)	6
Travel Distribution Services	11	11	(8)	3
Corporate and Other	18	18	(18)	–

	$51	$48	$(34)	$14

7.	Vehicle Rental Activities

The components of the Company’s vehicle-related assets under management programs are as follows:

	As of	As of
	June 30,	December 31,
	2005	2004
Rental vehicles	$9,466	$6,997
Vehicles held for sale	27	49

	9,493	7,046
Less: Accumulated depreciation	(853)	(671)

Total investment in vehicles, net	8,640	6,375
Plus: Investment in Cendant Rental Car Funding (AESOP) LLC	329	349
Plus: Receivables from manufacturers	182	348

Total vehicle-related, net	$9,151	$7,072

The components of vehicle depreciation, lease charges and interest, net are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Depreciation expense	$283	$222	$533	$450
Interest expense, net	77	66	140	129
Lease charges	16	13	35	27
Loss on sales of vehicles, net	(3)	(17)	(11)	(13)

	$373	$284	$697	$593

8.	Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2005 is 40.5%. Such rate differs from the Federal statutory rate of 35.0% primarily due to (i) an increase associated with the non-deductibility of the $180 million valuation charge associated with the PHH spin-off, (ii) an increase associated with a one-time tax expense of $36 million associated with the planned repatriation of $569 million of unremitted foreign earnings and (iii) a decrease associated with a tax benefit of $55 million related to asset basis differences.

The Company expects to utilize its net operating loss carryforwards within the next 12 months and, therefore, reclassified a substantial portion of its non-current deferred tax assets to current deferred tax assets during 2005.

9.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2005	2004
Accounts payable	$1,345	$926
Income taxes payable	772	612
Accrued payroll and related	537	615
Accrued advertising and marketing	218	195
Accrued legal settlements	196	189
Accrued interest	122	219
Acquisition and integration-related	112	165
Other	1,119	1,088

	$4,421	$4,009

10.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

		As of	As of
	Maturity	June 30,	December 31,
	Date	2005	2004
6 7/8% notes	August 2006	$850	$850
4.89% notes	August 2006	100	100
6 1/4% notes	January 2008	798	797
6 1/4% notes	March 2010	349	349
7 3/8% notes	January 2013	1,191	1,191
7 1/8% notes	March 2015	250	250
Revolver borrowings (a)	November 2009	284	650
Commercial paper borrowings (b)		975	–
Net hedging gains (c)		29	17
Other		96	126

Total long-term debt		4,922	4,330
Less: Current portion (d)		1,313	739

Long-term debt		$3,609	$3,591

(a)
The change in the balance at June 30, 2005 primarily represents borrowings utilized to fund a portion of the purchase price of Gullivers, partially offset by a repayment funded with commercial paper borrowings.

(b)
The balance as of June 30, 2005 represents borrowings under the Company’s $1.0 billion commercial paper program, which the Company commenced on April 1, 2005. The funds from this issuance were used to refinance a portion of the then outstanding revolver borrowings at more favorable interest rates. Such borrowings are due between July 2005 and August 2005 and currently bear interest at a weighted average rate of 3%. Generally, the Company refinances maturing borrowings under this program with additional commercial paper issuances.

(c)
As of June 30, 2005, this balance represents $122 million of net gains resulting from the termination of interest rate hedges, which will be amortized by the Company to reduce future interest expense. Such gains are partially offset by $93 million of mark-to-market adjustments on current interest rate hedges. As of December 31, 2004, the balance represents $138 million of net gains resulting from the termination of interest rate hedges, partially offset by $121 million of mark-to-market adjustments on current interest rate hedges.

(d)
The balance as of June 30, 2005 includes $975 million of borrowings under the Company’s $1.0 billion commercial paper program and $284 million of borrowings under the Company’s $3.5 billion revolving credit facility. The balance as of December 31, 2004 includes $650 million of borrowings under the Company’s $3.5 billion revolving credit facility.

Aggregate maturities of debt are as follows:

As of
June 30,
2005
Within 1 year (*)	$1,313
Between 1 and 2 years	998
Between 2 and 3 years	803
Between 3 and 4 years	1
Between 4 and 5 years	341
Thereafter	1,466

$4,922

(*)
Includes $975 million of borrowings under the Company’s $1.0 billion commercial paper program and $284 million of borrowings under the Company’s $3.5 billion revolving credit facility, which matures in 2009, as discussed below, due to the Company’s intent to repay such borrowings prior to June 30, 2006.

At June 30, 2005, the committed credit facilities and commercial paper program available to the Company at the corporate level were as follows:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity
Revolving credit facility and commercial paper program (a)	$3,500	$1,259	$1,249	$992
Letter of credit facility (b)	303	–	303	–

(a)
Outstanding borrowings include $975 million under the Company’s $1.0 billion commercial paper program, which are due between July 2005 and August 2005, and $284 million under the Company’s $3.5 billion revolving credit facility, which has a final maturity date of November 2009. The $1.0 billion commercial paper program is fully supported by the Company’s $3.5 billion revolving credit facility; accordingly, outstanding borrowings thereunder reduce availability under the $3.5 billion revolving credit facility by a corresponding amount. In addition to the letters of credit issued as of June 30, 2005, the revolving credit facility contains the committed capacity to issue an additional $501 million in letters of credit. The letters of credit outstanding under this facility at June 30, 2005 were issued primarily to support the Company’s vehicle rental businesses.

(b)	Final maturity date is July 2010.

As of June 30, 2005, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

Certain of the Company’s debt instruments and credit facilities contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At June 30, 2005, the Company was in compliance with all restrictive and financial covenants. The Company’s debt instruments permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds. The Company’s credit facilities permit the loans made thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s debt instruments subject to materiality thresholds.

11.	Debt Under Management Programs and Borrowing Arrangements

Debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) consisted of:

	As of	As of
	June 30,	December 31,
	2005	2004

Asset-Backed Debt:

Vehicle rental program

Cendant Rental Car Funding (AESOP) LLC (a)	$7,697	$5,935

Other (b)	1,109	792

Mortgage program (c)	–	1,306

Timeshare program	1,560	1,473

Relocation program (d)	556	400

Vacation rental program	218	251

	11,140	10,157

Unsecured Debt: (e)

Term notes	–	1,833

Commercial paper	–	130

Other	–	34

	–	1,997

Total debt under management programs	$11,140	$12,154

(a)
The change in the balance at June 30, 2005 principally reflects the issuance of fixed and floating rate asset-backed notes at various interest rates to support the acquisition of vehicles used in the Company’s vehicle rental business.

(b)
The change in the balance at June 30, 2005 reflects borrowings under the Company’s truck financing program and its revolving credit agreements to support the acquisition of vehicles used in the Company’s vehicle rental business.

(c)	Represents a borrowing arrangement of the Company’s former mortgage business, which was spun-off with PHH in January 2005.

(d)
The change in the balance at June 30, 2005 principally reflects the issuance of variable funding notes maturing in February 2006 and additional borrowings under a conduit facility. Such increases were partially offset by the repayment of various variable funding notes that matured in first quarter 2005.

(e)	The balances at December 31, 2004 represent unsecured borrowings of the Company’s former PHH subsidiary, which was spun-off in January 2005.

The following table provides the contractual maturities for debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLP) at June 30, 2005 (except for notes issued under the Company’s timeshare program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management programs and for which estimates of repayments have been used):

As of
June 30,
2005
Within 1 year	$3,391
Between 1 and 2 years	2,979
Between 2 and 3 years	1,734
Between 3 and 4 years	1,433
Between 4 and 5 years	221
Thereafter	1,382

$11,140

As of June 30, 2005, available funding under the Company’s asset-backed debt programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC related to the Company’s management programs) consisted of:

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (b)	$8,597	$7,697	$900
Other (c)	1,348	1,109	239
Timeshare program (d)	1,971	1,560	411
Relocation program (e)	675	556	119
Vacation rental program	223	218	5

	$12,814	$11,140	$1,674

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.2 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.

(c)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.

(d)	The outstanding debt is collateralized by approximately $2.7 billion of timeshare-related assets. Borrowings under the Company’s asset-linked facility ($500 million) are also recourse to Cendant.

(e)	The outstanding debt is collateralized by $645 million of underlying relocation receivables and related assets.

Certain of the Company’s debt instruments and credit facilities related to its management programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At June 30, 2005, the Company was in compliance with all financial covenants of its debt instruments and credit facilities related to management programs.

12.	Commitments and Contingencies

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

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $65 million recorded on its Consolidated Condensed Balance Sheet as of June 30, 2005 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of $65 million could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, environmental issues and other commercial, employment and tax matters. Such matters include but are not limited to: (i) various suits brought against the Company’s membership businesses, including its Trilegiant, TRL Group and Marketing Services subsidiaries, by individual consumers and state regulatory authorities seeking monetary and/or injunctive relief relating to the marketing of such subsidiaries’ membership programs and inquiries from state regulatory authorities related to such programs and (ii) claims by the purchaser of a business formerly owned by the Company’s Avis subsidiary. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.

The Company has provided certain guarantees to subsidiaries of PHH, which, as previously discussed, was spun-off during first quarter 2005. These guarantees relate primarily to various real estate and product operating leases. The maximum potential amount of future payments that the Company may be required to make under these guarantees is approximately $40 million. At June 30, 2005, the liability recorded by the Company in connection with these guarantees was approximately $1 million. To the extent that the Company would be required to perform under any of these guarantees, PHH has agreed to indemnify the Company.

13.	Stockholders’ Equity

Dividend Payments

During the six months ended June 30, 2005 and 2004, the Company paid cash dividends of $0.09 per share each quarter ($192 million in the aggregate) and $0.07 per share each quarter ($144 million in the aggregate), respectively.

Share Repurchases

During the six months ended June 30, 2005, the Company used $269 million of available cash and $191 million of proceeds primarily received in connection with option exercises to repurchase $460 million (approximately 24.1 million shares) of Cendant common stock under its common stock repurchase program. During the six months ended June 30, 2004, the Company used $566 million of available cash and $396 million of proceeds primarily received in connection with option exercises to repurchase approximately $962 million (approximately 42.1 million shares) of Cendant common stock under its common stock repurchase program. The 2004 amount is reflective of the Company’s efforts to mitigate the impact of the February 2004 conversion of its former zero coupon senior convertible contingent notes.

Accumulated Other Comprehensive Income
The after-tax components of accumulated other comprehensive income are as follows:

			Unrealized
		Unrealized	Gains (Losses)	Minimum	Accumulated
	Currency	Gains (Losses)	on	Pension	Other
	Translation	on Cash Flow	Available-for-	Liability	Comprehensive
	Adjustments	Hedges	Sale Securities	Adjustment	Income (Loss)
Balance, January 1, 2005	$308	$20	$16	$(70)	$274
Effect of PHH spin-off	(12)	(5)	(1)	7	(11)
Current period change	(147)	(11)	(14)	(10)	(182)

Balance, June 30, 2005	$149	$4	$1	$(73)	$81

Effective March 31, 2005, the Company no longer considered its investments in certain foreign subsidiaries to be essentially permanent in duration. Accordingly, the Company recorded deferred tax liabilities of approximately $32 million related to the currency translation adjustments of these subsidiaries. Currency translation adjustments of foreign subsidiaries not affected by this change continue to exclude income taxes related to indefinite investments in such foreign subsidiaries. All other components of accumulated other comprehensive income are net of tax.

14.	Stock-Based Compensation

The Company recorded pre-tax stock-based compensation expense of $20 million and $42 million during the three and six months ended June 30, 2005, respectively, and $9 million and $15 million during the three and six months ended June 30, 2004, respectively, related to employee stock awards that were granted or modified subsequent to December 31, 2002. The expense recorded in the six months ended June 30, 2005 includes $5 million related to the accelerated vesting of restricted stock units (“RSUs”) of individuals who were terminated in connection with the Company’s 2005 restructuring initiatives (See Note 6— Restructuring and Transaction-Related Charges).

The activity related to the Company’s RSU and stock option plans consisted of:

	Six Months Ended June 30, 2005
	RSUs		Options
				Weighted
		Weighted		Average
	Number of	Average	Number	Exercise
	RSUs	Grant Price	of Options	Price
Balance at January 1, 2005	16	$20.85	151	$17.83
Granted	14	20.16	1	20.38
Granted in connection with the PHH spin-off (a)	1	*	6	*
Exercised	(3)	19.02	(16)	11.76
Canceled	(3)	20.80	(5)	20.40

Balance at June 30, 2005	25	20.67	137	17.67

(*)	Not meaningful.

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

The following table illustrates the effect on net income and earnings per share for 2004 as if the fair value based method had been applied by the Company to all employee stock awards granted (including those granted prior to January 1, 2003 for which the Company has not recorded compensation expense):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2004
Reported net income	$691	$1,132
Add back: Stock-based employee compensation expense included in reported net income, net of tax	6	9
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(6)	(10)

Pro forma net income	$691	$1,131

Net income per share:
Reported Basic	$0.68	$1.11
Diluted	0.66	1.07
Pro Forma Basic	$0.68	$1.11
Diluted	0.66	1.07

As of January 1, 2005, the Company records compensation expense for all outstanding employee stock awards; accordingly, pro forma information is not presented for any period subsequent to December 31, 2004.

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

	Three Months Ended June 30,
	2005		2004
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$2,043	$393	$1,908	$383
Hospitality Services	367	100	320	120
Timeshare Resorts	436	73	381	58
Vehicle Rental	1,224	128	1,119	140
Travel Distribution Services	661	143	448	118
Mortgage Services (a)	–	–	217	58

Total Reportable Segments	4,731	837	4,393	877
Corporate and Other (b)	4	(36)	11	(39)

Total Company	$4,735	801	$4,404	838

Less: Non-program related depreciation and amortization		140		113
Non-program related interest expense, net		70		70
Early extinguishment of debt		–		18
Amortization of pendings and listings		3		4

Income before income taxes and minority interest		$588		$633

	Six Months Ended June 30,
	2005		2004
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$3,452	$554	$3,124	$515
Hospitality Services	762	225	651	246
Timeshare Resorts	805	113	731	101
Vehicle Rental	2,312	194	2,120	208
Travel Distribution Services	1,213	272	900	241
Mortgage Services (a)	46	(181)	370	59

Total Reportable Segments	8,590	1,177	7,896	1,370
Corporate and Other (b)	22	(75)	47	(44)

Total Company	$8,612	1,102	$7,943	1,326

Less: Non-program related depreciation and amortization		276		224
Non-program related interest expense, net (c)		53		147
Early extinguishment of debt		–		18
Amortization of pendings and listings		6		8

Income before income taxes and minority interest		$767		$929

(a)
Includes the results of operations of the Company’s former mortgage business prior to the spin-off. EBITDA in the six months ended June 30, 2005 also includes a $180 million non-cash valuation charge associated with the PHH spin-off (see Note 16—Spin-off of PHH Corporation).

(b)
Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non- strategic businesses. Additionally, the six months ended June 30, 2005 include gains of $18 million on the sale of Homestore, Inc. common stock and the three and six months ended June 30, 2004 include gains of $8 million and $40 million, respectively, on the sale of Homestore, Inc. common stock.

(c)	The 2005 amount includes the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.

16.	Spin-off of PHH Corporation

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

The account balances and activities of the Company’s former fleet leasing and appraisal businesses, as well as the $308 million impairment charge described above and $4 million of transaction costs also described above, have been presented as discontinued operations (see Note 2 — Discontinued Operations for summary financial data for these entities). However, as previously discussed, the Company’s mortgage business cannot be classified as a discontinued operation.

The Company has also entered into a mortgage origination venture with PHH to continue to participate in the earnings generated from originating mortgages for customers of its real estate brokerage and relocation businesses. PHH will manage this venture, which is expected to commence operations in third quarter 2005. The Company’s proportionate share of the venture’s results of operations will be recorded within the Real Estate Services segment.

17.	Subsequent Events

Declaration of Dividends
On July 19, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per common share payable September 13, 2005 to stockholders of record on August 22, 2005.

Sale of Marketing Services Division
On July 26, 2005, the Company announced that it had entered into a definitive agreement to sell its Marketing Services division to Affinity Acquisition Inc. (“Affinity”), an affiliate of Apollo Management V, L.P. (“Apollo”), for approximately $1.83 billion. The consideration consists of approximately $1.7 billion of cash, as well as $125 million face value of newly issued preferred stock of Affinity and warrants that are exercisable into 7.5% of the common equity of Affinity upon the earlier of four years or the achievement by Apollo of certain investment return hurdles. The transaction is subject to certain closing conditions, including Affinity’s receipt of financing, receipt of insurance and other regulatory approvals, the absence of a material adverse effect on the Marketing Services division and other customary closing conditions, and is expected to be completed in the fall of 2005. Affinity has obtained equity and debt financing commitments for the transaction, which are subject to customary conditions.

* * * *

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

We are one of the foremost providers of travel and real estate services in the world. We operate our businesses within three divisions: Real Estate, Travel Content and Travel Distribution. Our Real Estate division has two segments: Real Estate Services and Mortgage Services; our Travel Content division has three segments: Hospitality Services, Timeshare Resorts and Vehicle Rental; and our Travel Distribution division has only one segment, Travel Distribution Services. This segment reporting structure was adopted in first quarter 2005 in connection with our strategic realignment, which is discussed in detail below, and now reflects our renewed focus on our travel and real estate services businesses. Following is a brief description of the services provided by each of our operating segments:

●
Real Estate Services—franchises the real estate brokerage businesses of our four residential brands and one commercial brand, provides real estate brokerage services, facilitates employee relocations and provides home buyers with title and closing services.

●	Hospitality Services—facilitates the exchange of vacation ownership interests, franchises eight lodging brands and markets vacation rental properties.

●	Timeshare Resorts—develops and sells vacation ownership interests, provides consumer financing to individuals purchasing these interests and manages resort properties.

●	Vehicle Rental—operates and franchises our car and truck rental brands.

●	Travel Distribution Services—provides global distribution services for the travel industry, corporate and consumer online travel services and travel agency services.

●	Mortgage Services—provided home buyers with mortgage lending services (this business was disposed of in January 2005—see below for further discussion).

In first quarter 2005, we began the final phase of our strategic realignment, which was commenced in early 2004 and undertaken to simplify our business model through exiting non-core businesses or businesses that produce volatility to our earnings inconsistent with our business model and the remainder of our core businesses. We began this strategic realignment in 2004 by completing the initial public offering of Jackson Hewitt Tax Service Inc., raising approximately $770 million of cash, and acquiring Orbitz, Inc., an online travel company. We completed the spin-off of our former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of the common stock of PHH Corporation to our stockholders in January 2005. In February 2005, we completed an initial public offering of Wright Express Corporation, raising approximately $965 million of cash, and acquired ebookers plc, a travel agency. In March 2005, our Board of Directors formally approved a plan to dispose of our Marketing Services division, which is comprised of our individual membership and loyalty/insurance marketing businesses. We then completed the acquisition of Gullivers Travel Associates, a wholesaler and global online provider of hotel rooms, destination services, travel packages and group tours, in April 2005. In July 2005, we entered into a definitive agreement to sell the Marketing Services division for approximately $1.83 billion (See Note 17 to our Consolidated Condensed Financial Statements). The completion of the sale of the Marketing Services division, which we anticipate will occur during the fall of 2005, will mark the culmination of our strategic realignment.

Our management team remains committed to building long-term value through operational excellence and we are steadfast in our commitment to deploy our cash to increase stockholder value. To this end, the proceeds from the aforementioned divestitures will be or have already been reinvested to acquire strategic assets in our core travel and real estate verticals, as well as to increase our quarterly dividend and to continue to repurchase our common stock, both of which return value to our shareholders.

In the first six months of 2005, we have already used $269 million of cash, net of proceeds from option exercises, to repurchase our common stock and concurrent with the closing of the sale of our Marketing Services division, we intend to increase our repurchase target from $1.0 billion during 2005 to $2.0 billion to be completed by the end of 2006. Through the first six months of 2005, we have made dividend payments aggregating $192 million and for the third quarter of 2005, our Board has declared a quarterly cash dividend of 11 cents per share, which will reflect an increase of 22% from the first and second quarter 2005 amounts and an increase of 57% from the initial dividend payment made in first quarter 2004. While no assurances can be given, we expect to continue to periodically increase our dividend at a rate at least equal to our earnings growth.

In connection with the strategic realignment discussed above, we also performed a comprehensive review of our businesses to isolate opportunities for cost reductions and organizational efficiencies. As a result, we undertook significant restructuring activities during 2005 and incurred charges of $48 million, or $30 million net of tax (see Note 6 to our Consolidated

Condensed Financial Statements for a detailed description of these activities). We expect to incur additional restructuring charges of $3 million throughout 2005 in connection with these activities.

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

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

Our consolidated results of operations comprised the following:

	Three Months Ended June 30,
	2005	2004	Change
Net revenues	$4,735	$4,404	$331
Total expenses	4,147	3,771	376

Income before income taxes and minority interest	588	633	(45)
Provision for income taxes	195	212	(17)
Minority interest, net of tax	1	1	–

Income from continuing operations	392	420	(28)
Income (loss) from discontinued operations, net of tax	(9)	73	(82)
Gain on disposal of discontinued operations, net of tax	4	198	(194)

Net income	$387	$691	$(304)

Net revenues and total expenses increased $331 million (8%) and $376 million (10%), respectively, in second quarter 2005 as compared with the same period in 2004. Such increases reflect the acquisitions of the following several strategic businesses during or subsequent to second quarter 2004, as well as organic growth and other items discussed below:

		Contribution to	Contribution to
Acquired Business	Date of Acquisition	Net Revenues	Total Expenses
Orbitz	November 2004	$101	$89
Gullivers	April 2005	68	62
ebookers	February 2005	33	47
Landal GreenParks	May 2004	14	14
Real estate brokerages	*	55	53

		$271	$265

(*)	These businesses were acquired at various dates during or subsequent to second quarter 2004.

The remaining revenue increase reflects organic growth (on a comparable basis) across all our segments with the most significant contributions from our Vehicle Rental and Real Estate Services segments. Such growth also contributed to the increase in total expenses primarily to support additional volume, higher vehicle costs and additional marketing investments. Partially offsetting these revenue and expense increases was the absence of $217 million in revenue generated and $167 million in expenses incurred by our former mortgage business during second quarter 2004 (this business was disposed on January 31, 2005). Our effective tax rate for continuing operations was 33.2% and 33.5% for second quarter 2005 and 2004, respectively. As a result of the above-mentioned items, income from continuing operations decreased $28 million (7%).

Income (loss) from discontinued operations decreased $82 million, which primarily reflects (i) a decrease of $53 million of net income generated by our Marketing Services division primarily due to a $28 million charge recorded during 2005 in connection with a breach of contract claim, (ii) a decrease of $15 million in net income generated by our former fleet leasing and appraisal businesses (since their results were included for second quarter 2004 but not in second quarter 2005) and (iii) a decrease of $14 million in net income generated by Wright Express (since its results were included for second quarter 2004 but not in second quarter 2005). We also recognized a net gain of $198 million on the disposal of Jackson Hewitt Tax Service, Inc. in second quarter 2004. As a result of the above-mentioned items, net income decreased $304 million.

Following is a discussion of the results of each of our reportable segments during second quarter:

	Revenues			EBITDA
			%			%
	2005	2004	Change	2005	2004	Change
Real Estate Services	$2,043	$1,908	7%	$393	$383	3%
Hospitality Services	367	320	15	100	120	(17)
Timeshare Resorts	436	381	14	73	58	26
Vehicle Rental	1,224	1,119	9	128	140	(9)
Travel Distribution Services	661	448	48	143	118	21
Mortgage Services	–	217	*	–	58	*

Total Reportable Segments	4,731	4,393	8	837	877
Corporate and Other (a)	4	11		(36)	(39)

Total Company	$4,735	$4,404	8	801	838

Less: Non-program related depreciation and amortization				140	113
Non-program related interest expense, net				70	70
Early extinguishment of debt				–	18
Amortization of pendings and listings				3	4

Income before income taxes and minority interest				$588	$633

(*)	Not meaningful.

(a)
Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. Additionally, the 2004 amounts include a gain of $8 million on the sale of Homestore, Inc. common stock.

Real Estate Services
Revenues and EBITDA increased $135 million (7%) and $10 million (3%), respectively, in second quarter 2005 compared with second quarter 2004 reflecting revenue growth across our real estate franchise, real estate brokerage and relocation services businesses, although EBTIDA margin comparisons were negatively impacted by a gain on the 2004 sale of non-core assets within our settlement services business and the timing of marketing campaigns and certain other expenses at our real estate brokerage business, which are discussed in greater detail below.

Royalty revenue within our real estate franchise business increased $16 million (13%) in second quarter 2005 as compared with second quarter 2004. Such growth was primarily driven by a 14% increase in the average price of homes sold and a 2% increase in the number of homesale transactions from our third-party franchisees. Royalty increases in our real estate franchise business are generally recognized with little or no corresponding increase in variable operating expenses due to the significant operating leverage within the franchise operations. In addition to royalties received from our third-party franchisees, NRT Incorporated, our wholly-owned real estate brokerage firm, continues to pay royalties to our real estate franchise business. However, these intercompany royalties, which approximated $106 million and $100 million during second quarter 2005 and 2004, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA. Our strategy for continued growth in the real estate franchise business is to expand our global franchise base by aggressively marketing our Century 21, Coldwell Banker, Coldwell Banker Commercial, ERA and Sotheby’s International Realty brands.

Revenues within our real estate brokerage business increased $102 million (7%) in second quarter 2005 as compared with second quarter 2004. Such increase is partially attributable to significant acquisitions made by NRT during or subsequent to second quarter 2004, which together contributed incremental revenues and EBITDA of $55 million and $5 million, respectively, to second quarter 2005 operating results. Excluding the impact of these acquisitions, NRT’s revenues increased $47 million (3%) in second quarter 2005 compared with second quarter 2004. This increase was substantially comprised of higher commission income earned on homesale transactions, which was primarily driven by a 13% increase in the average price of homes sold and partially offset by an 8% decline in the number of homesale transactions. The 13% quarter-over-quarter increase in average price is reflective of the supply of, and demand for, homes resulting in an overall increase in the sales prices of homes across the nation. We believe that the reduction in homesale transactions and, in part, the increase in price, is reflective of low inventories of homes available for sale in the coastal regions that NRT serves, which experienced unusually high levels of activity in second quarter 2004, and increased competition. EBITDA further reflects an increase of $34 million in commission expenses paid to real estate agents as a result of the incremental revenues earned on homesale transactions, as well as a higher average commission rate paid to real estate agents in second quarter 2005 due to the progressive nature of revenue-based agent commission schedules. Our strategy for continued growth in this business includes strategic acquisitions of real estate brokerages, the continued recruitment and retention of real estate agents and to maintain our commission rates in an increasingly competitive market through the delivery of industry-leading sales support technology and customer service.

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

Revenues from our relocation services business increased $21 million (18%) in second quarter 2005 as compared with second quarter 2004, which was primarily driven by $9 million (47%) of higher government homesale revenues and $8 million (17%) of increased referral fees. The increase in government homesale revenues is attributable to increased home values and a higher volume of government home acquisition and closing transactions. The increase in referral fees was due to higher referral rates and transaction volume.

Revenues from our settlement services business decreased $8 million (8%) in second quarter 2005 as compared with second quarter 2004 primarily due to the absence of a $7 million gain recognized in second quarter 2004 as a result of the sale of certain non-core assets by our settlement services business.

EBITDA further reflects an increase of approximately $40 million (3%) in operating, marketing and administrative expenses (apart from NRT’s significant acquisitions and real estate agent commission expenses, both of which are discussed separately above) principally resulting from (i) a $12 million increase in staffing and other personnel-related costs incurred within our relocation business to support increases in current and anticipated future volume, (ii) $7 million of higher marketing expenses primarily reflecting changes in seasonal spending patterns and the implementation of certain Internet-based strategic marketing initiatives within our brokerage operations, (iii) a $7 million increase in government homesale direct expenses incurred within our relocation services business primarily in connection with higher volume, (iv) $6 million of incremental incentive expenses at our real estate brokerage operations due to an anticipated increase in year-over-year profitability and (v) $1 million of expenses resulting from restructuring actions at our settlement services and real estate brokerage businesses.

Hospitality Services
Revenues increased $47 million (15%), while EBITDA declined $20 million (17%), in second quarter 2005 compared with second quarter 2004. Key revenue drivers increased across all our Hospitality Services businesses reflecting positive industry-wide dynamics but the period-over-period EBITDA comparison was negatively impacted by the absence of a settlement recorded in second quarter 2004 related to a lodging franchisee receivable, as well as increased marketing-related expenses across all our Hospitality Services businesses and the timing of acquisitions in our vacation rental business, all of which are discussed in greater detail below.

Subscriber related revenues within our RCI timeshare exchange business increased $11 million (8%) during second quarter 2005 primarily due to a $6 million (6%) increase in exchange and subscription fee revenues and a $5 million (19%) increase in other timeshare points and rental transaction revenues. The increase in exchange and subscription fee revenues in second quarter 2005 was primarily driven by a 5% increase in the average number of worldwide subscribers and a 9% increase in the average exchange fee, partially offset by a 3% reduction in exchange transaction volume. Revenue trends reflect the continued shift in the RCI timeshare membership base toward a greater mix of points members from traditional one-week timeshare members. The increase in other timeshare points and rental transaction revenues during second quarter 2005 was principally driven by a 29% increase in points and rental transaction volume, partially offset by a 10% decrease in the average price per rental transaction. Other timeshare points transactions are those executed by points members for other than a standard, one-week stay at an RCI timeshare property. Timeshare rental transactions are rentals of unused timeshare inventory to RCI members and non-members.

Royalty, marketing and reservation fund revenues within our lodging franchise operations increased $6 million (6%) in second quarter 2005 partially due to our purchase of the exclusive rights to the Ramada International trademark in December 2004, which contributed $4 million of incremental revenues to second quarter 2005 results. The Ramada International properties also added approximately 26,000 rooms, which is approximately 5% of the total weighted average rooms available within our lodging franchise system. Apart from this acquisition, royalty, marketing and reservation fund revenues increased $2 million (2%) primarily resulting from a 7% increase in revenue per available room (“RevPAR”), partially offset by a 5% decrease in weighted average rooms available. The RevPAR increase reflects (i) increases in both price and occupancy principally attributable to an overall improvement in the economy lodging segment in which our hotel brands primarily operate, (ii) the termination of underperforming properties throughout 2004 that did not meet our required quality standards or their financial obligations to us and (iii) the strategic assignment of personnel to field locations designed to assist franchisees in improving their hotel operating performance. The decrease in weighted average rooms available reflects our termination of underperforming properties, as discussed above, and the timing of new additions and terminations to our franchise system. Additionally, our Trip Rewards loyalty program contributed $3 million of incremental revenue during second quarter 2005.

We acquired Landal GreenParks and Canvas Holidays Limited, which are both European vacation rental businesses, in May 2004 and October 2004, respectively. The operating results of Landal have been included in our results for the entire second quarter of 2005 but only for two months during second quarter 2004. The operating results of Canvas have been included in our results for the entire second quarter 2005 but for none of second quarter 2004. Accordingly, Landal and Canvas contributed incremental revenues of $14 million and $5 million, respectively, (with no incremental contributions to EBITDA) during second quarter 2005. The operations of Landal and Canvas are seasonally weakest in the first half of each calendar year and begin to improve moderately toward the latter part of the second quarter and more significantly into third quarter. Apart from these acquisitions, revenues at our European vacation rental companies increased $4 million (6%) primarily as a result of a 4% increase in cottage weeks sold, which partially reflects a shift in booking volumes from first quarter into the latter half of second quarter. European consumers’ appear to be booking their vacations closer to their eventual departure dates, which are heavily concentrated during the latter half of the second quarter and throughout the third quarter of each year, corresponding to the peak vacation season. As a result, we expect a greater volume of bookings during third quarter 2005 as compared with third quarter 2004.

EBITDA further reflects an increase of approximately $45 million (24%) in operating, marketing and administrative expenses (excluding the incremental expenses generated by Landal and Canvas Holidays) principally resulting from (i) $18 million of higher quarter-over-quarter bad debt expense primarily due to the absence of a $15 million settlement recorded in second quarter 2004 related to a lodging franchisee receivable, (ii) $11 million of increased marketing-related expenses across all our Hospitality Services businesses primarily to encourage bookings within our vacation rental business and to increase brand recognition within our lodging franchise business, (iii) $5 million of increased volume-related costs within our timeshare exchange and vacation rental businesses and (iv) $3 million of additional costs resulting from infrastructure expansion to support acquisition growth.

Timeshare Resorts
Revenues and EBITDA increased $55 million (14%) and $15 million (26%), respectively, in second quarter 2005 compared with second quarter 2004. The operating results reflect organic growth in timeshare sales, a gain on the sale of land and increased consumer finance income.

Net sales of vacation ownership interests (“VOIs”) at our timeshare resorts business increased $33 million (10%) in second quarter 2005 principally driven by a 10% increase in tour flow and a 2% increase in revenue per guest. Tour flow, as well as revenue per guest, benefited in second quarter 2005 from our expanded presence in premium destinations such as Hawaii, Las Vegas and Orlando. Tour flow was also positively impacted by the opening of new sales offices, our strategic focus on new marketing alliances and increased local marketing efforts.

Revenues and EBITDA also increased $14 million and $15 million, respectively, in second quarter 2005 as a result of incremental net interest income earned on our contract receivables primarily due to growth in the portfolio and reduced net borrowing costs. Revenue and EBITDA comparisons were further impacted by $11 million of income recorded in second quarter 2005 in connection with the disposal of a parcel of land that was no longer consistent with our development plans.

EBITDA further reflects an increase of approximately $40 million (13%) in operating, marketing and administrative expenses primarily resulting from (i) $12 million of increased cost of sales and $10 million of additional commission expense, both of which are primarily associated with increased VOI sales, (ii) $11 million of additional costs incurred to fund additional staffing needs to support continued growth in the business, improve existing properties and integrate the Trendwest and Fairfield contract servicing systems and (iii) $5 million of incremental marketing spend to support sales efforts and anticipated growth in the business.

Vehicle Rental
Revenues increased $105 million (9%), while EBITDA decreased $12 million (9%), in second quarter 2005 compared with second quarter 2004. We experienced strong demand for vehicle rentals throughout the quarter and expect rental volumes to continue to grow in the foreseeable future, while EBITDA margin comparisons were negatively impacted by lower domestic rental car pricing and comparatively higher fleet costs.

Revenues generated by our domestic car rental operations increased $69 million (8%) during second quarter 2005, which was comprised of a $56 million (7%) increase in car rental time and mileage (“T&M”) revenue and a $13 million (12%) increase in ancillary revenues. The increase in domestic T&M revenues was principally driven by a 14% increase in the number of days a car was rented, partially offset by a 6% decrease in T&M revenue per day. The increase in rental days and the reduction in pricing reflects, in part, our strategic decision to reposition the Budget car rental brand by reducing the cost structure and pricing to be more competitive with other leisure-focused car rental brands. In addition, pricing at our car rental brands was negatively impacted by competitive conditions in the domestic car rental industry resulting from higher industry-wide fleet levels, which we believe were caused by enhanced incentives offered by car manufacturers in prior periods. EBITDA also reflects an increase of $56 million in fleet depreciation and related costs primarily due to (i) an increase of 13% in the average size of our domestic rental fleet and (ii) reductions to manufacturer incentives received on our 2005 model year inventory (which was in utilization during second quarter 2005) as compared with those received on our 2004 model year inventory (which was in utilization during second quarter 2004). The $13 million increase in ancillary revenues was due primarily to a $7 million increase in counter sales of insurance and other items and a $5 million increase in gasoline revenues. EBITDA from our domestic car rental operations was also negatively impacted by (i) $19 million of additional expenses primarily associated with increased car rental volume, including vehicle maintenance and damage costs, vehicle license and registration fees, airport commissions and shuttling costs and (ii) $7 million of increased expenses associated with higher gasoline costs and a lower profit margin on the sale of gasoline.

Revenues generated by our international car rental operations increased $28 million (26%) primarily due to a $21 million (24%) increase in car rental T&M revenue and a $7 million (33%) increase in ancillary revenues. The increase in T&M revenues was principally driven by a 17% increase in the number of days a car was rented and a 7% increase in T&M revenue per day. The favorable effect of incremental T&M revenues was partially offset in EBITDA by $13 million of increased vehicle depreciation and related costs and $16 million of higher operating expenses, both principally resulting from increased car rental volume and an increase of 20% in the average size of our international rental fleet to support such volume. The increase in revenue generated by our international car rental operations includes the effect of favorable foreign currency exchange rate fluctuations of $10 million, which was principally offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses.

We are currently negotiating the purchase of our 2006 model year inventory and, based upon preliminary discussions, expect to incur increased fleet depreciation costs throughout the remainder of 2005 and 2006. Accordingly, our ability to maintain profit margins consistent with prior periods will be dependent on our ability to obtain more favorable customer pricing in response to increases in fleet costs. We implemented such a pricing program during third quarter 2005.

Budget truck rental revenues increased $8 million (6%) in second quarter 2005 primarily representing a $6 million (5%) increase in T&M revenue, which reflects a 6% increase in T&M per day. The favorable impact on EBITDA of increased T&M revenue was principally offset by $10 million of incremental vehicle depreciation and related costs resulting from a 14% increase in the average size of our truck rental fleet in anticipation of increased demand.

Travel Distribution Services
Revenues and EBITDA increased $213 million (48%) and $25 million (21%), respectively, in second quarter 2005 compared with second quarter 2004, reflecting the inclusion of revenues and expenses from recent acquisitions as well as integration costs associated with those acquisitions. Subsequent to second quarter 2004, we completed the acquisitions of Orbitz (November 2004), Gullivers (April 2005) and ebookers (February 2005). The operating results of these companies have been included in our results from their respective acquisition dates forward and therefore were incremental to our results during second quarter 2005. Accordingly, Orbitz, Gullivers and ebookers contributed incremental revenues of $101 million, $68 million and $33 million, respectively, and EBITDA earnings (losses) of $22 million, $13 million and ($10) million, respectively. EBITDA for second quarter 2005 also includes $8 million of acquisition and integration related costs, the majority of which are reflected in the EBITDA results of such acquired businesses. In addition, effective January 1, 2005, we transferred our membership travel business to the discontinued Marketing Services segment. As a result, revenue and EBITDA of $16 million and $4 million, respectively, generated by such operations in second quarter 2004 were absent from this segment’s results in second quarter 2005. Apart from these acquisitions and the transfer of the membership travel business, revenue and EBITDA increased $27 million (6%) and $4 million (4%), respectively.

Our strategic focus has been to grow our business and enhance profitability by further penetrating corporate and consumer online channels, which we are accomplishing, in part, through our recent strategic acquisitions and ongoing integration efforts. We believe that combining our existing travel businesses with the acquisitions of Orbitz, Gullivers and ebookers will strengthen our position as a global travel intermediary. We have expanded our operations within the travel industry such that in addition to our role as an “order taker,” or transaction processor, primarily serving offline travel agencies via their use of our Galileo branded electronic global distribution system (“GDS”) services, we have also grown our presence as an “order maker,” or transaction generator, where we directly serve the end customer.

To execute our strategy, we will continue to integrate our businesses. We have already completed the migration of Cheaptickets.com and Orbitz to a common technology platform and have made progress in developing the migration plans for the ebookers platform. We are also merging certain booking and distribution functionality within our ebookers, Gullivers and our Travel 2/Travel 4 brands. In the United States, we will continue to promote the Orbitz, Cheap Tickets and Travelport businesses as differentiated travel brands in the leisure and corporate travel sectors. With the recent acquisitions of Orbitz, ebookers and Gullivers, we expect our integration efforts to continue through 2006, with the most significant cost savings synergies to be recognized beginning in early 2006.

Galileo, our “order taker” subsidiary that provides GDS services to the travel industry, experienced an overall $13 million (4%) increase in worldwide air booking fees in second quarter 2005. Such increase was comprised of a $17 million (8%) increase in international air booking fees, partially offset by a $4 million (5%) decrease in domestic air booking fees. The increase in international air booking fees was principally driven by 6% higher booking volumes, which totaled 46.1 million segments in second quarter 2005 and which primarily resulted from an increase in travel demand within the Middle East and Asia/Pacific regions. The $4 million decrease in domestic air booking fees was driven by a 9% decline in the effective yield on such bookings, partially offset by a 5% increase in booking volumes, which totaled 22.5 million segments in second quarter 2005. The domestic volume increase and effective yield decline are consistent with our pricing program with major U.S. carriers, which was designed to gain access to all public fares made available by the participating airlines. International air bookings represented approximately two-thirds of our total air bookings during second quarter 2005. Additionally, revenue at our Galileo subsidiary was further impacted by an $8 million reduction in subscriber fees resulting from fewer travel agencies leasing computer equipment from us during second quarter 2005 compared with second quarter 2004, which was substantially offset by $8 million of additional ancillary revenue, including higher fees earned on outsourcing arrangements where we provide technology services for certain airline carriers.

Revenues generated from our online “order maker” related businesses grew $14 million (40%) organically (excluding the impact of the aforementioned acquisitions) in second quarter 2005 compared with second quarter 2004 principally driven by a 47% increase in online gross bookings substantially at our CheapTickets.com website. The growth in online gross bookings was attributable to (i) improved site functionality resulting in greater conversion rates, (ii) enhanced content including additional online hotel offerings and (iii) more visitors resulting from increased marketing efforts.

EBITDA further reflects an increase of approximately $25 million in expenses (excluding the impact of the aforementioned acquisitions and the transfer of the membership travel business) principally resulting from (i) the absence in second quarter 2005 of a $10 million expense reduction realized in second quarter 2004 in connection with a benefit plan amendment, (ii) $8 million of additional expenses associated with developing enhanced technology and other project initiatives, (iii) $5 million of higher commission expenses attributable to higher booking volumes in the Middle East and Asia/Pacific regions and (iv) $1 million of restructuring changes incurred during second quarter 2005 as a result of actions taken to reduce staff levels in some of our order-taker related businesses and the realignment of our global sales force.

Mortgage Services
Revenues and EBITDA decreased $217 million and $58 million, respectively, in second quarter 2005 compared with the same period in 2004 due to the disposition of this business in January 2005 in connection with our spin-off of PHH.

SIX MONTHS ENDED JUNE 30, 2005 VS. SIX MONTHS ENDED JUNE  30, 2004

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2005	2004	Change
Net revenues	$8,612	$7,943	$669
Total expenses	7,845	7,014	831

Income before income taxes and minority interest	767	929	(162)
Provision for income taxes	311	303	8
Minority interest, net of tax	2	6	(4)

Income from continuing operations	454	620	(166)
Income (loss) from discontinued operations, net of tax	(15)	314	(329)
Gain (loss) on disposal of discontinued operations, net of tax:
PHH valuation and transaction-related charges	(312)	–	(312)
Gain on disposal	179	198	(19)

Net income	$306	$1,132	$(826)

Net revenues and total expenses increased $669 million (8%) and $831 million (12%), respectively, in the six months ended June 30, 2005 as compared with the same period in 2004. Such increases reflect the acquisitions of the following several strategic businesses subsequent to January 1, 2004, as well as organic growth and other items, including a non-cash valuation charge related to the PHH spin-off, discussed below:

	Date of	Contribution to	Contribution to
Acquired Business	Acquisition	Net Revenues	Total Expenses

Orbitz	November 2004	$196	$176
Gullivers	April 2005	68	62
ebookers	February 2005	41	65
Landal GreenParks	May 2004	44	51
Real estate brokerages	*	113	110

		$462	$464

(*)	These businesses were acquired at various dates during or subsequent to the six months ended June 30, 2004.

The remaining revenue increase reflects organic growth (on a comparable basis) across all our segments with the most significant contributions from our Vehicle Rental and Real Estate Services segments. Such growth also contributed to the increase in total expenses primarily to support additional volume, higher vehicle costs and additional marketing investments. Partially offsetting these revenue and expense increases was the absence of five months of revenues generated and expenses incurred by our former mortgage business, which was disposed on January 31, 2005. Our former mortgage business contributed $326 million and $274 million of revenues and expenses during the period February 1, 2004 through June 30, 2004. The increase in total expenses also reflects the following transaction-related charges recorded during 2005: (i) a $180 million non-cash impairment charge relating to the PHH spin-off and (ii) charges aggregating $51 million primarily relating to restructuring activities undertaken following the PHH spin-off and initial public offering of Wright Express. Partially offsetting these charges is a $112 million decrease in interest expense primarily relating to the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999, as well as an overall reduction in our average outstanding indebtedness period-over-period and debt extinguishment costs incurred in 2004. Our effective tax rate for continuing operations was 40.5% and 32.6% for the six months ended June 30, 2005 and 2004, respectively. The change in the effective tax rate for 2005 was primarily due to the non-deductibility of the valuation charge associated with the PHH spin-off and a one-time tax expense associated with the planned repatriation of foreign earnings, which was partially offset by a tax benefit related to asset basis differences. As a result of the above-mentioned items, income from continuing operations decreased $166 million (27%).

Income (loss) from discontinued operations decreased $329 million, which primarily reflects (i) $64 million in net income generated by Jackson Hewitt Tax Service Inc. prior to its disposition, (ii) a decrease of $50 million in net income generated by our former fleet leasing and appraisal businesses (since their results were included for six months in 2004 but only one month in 2005 and due to a $24 million tax-related charge recorded in 2005), (iii) a decrease of $29 million in net income generated by Wright Express (since its results were included for six months in 2004 but only through February 22, 2005 in 2005), and (iv) a decrease of $186 million in net income generated by our Marketing Services division, which principally reflects the reversal of a tax valuation allowance of $121 million in January 2004 and a $28 million charge recorded during 2005 in connection with a breach of contract claim. We also incurred a net loss on the disposal of discontinued operations of $133 million in 2005, which includes a $308 million non-cash impairment charge and $4 million of transaction costs relating to the PHH spin-off, partially offset by a net gain of $179 million recognized in connection with the IPO of Wright Express. As a result of the above-mentioned items, net income decreased $826 million.

Following is a discussion of the results of each of our reportable segments during the six months ended June 30:

	Revenues			EBITDA
			%			%
	2005	2004	Change	2005	2004	Change

Real Estate Services	$3,452	$3,124	10%	$554	$515	8%
Hospitality Services	762	651	17	225	246	(9)
Timeshare Resorts	805	731	10	113	101	12
Vehicle Rental	2,312	2,120	9	194	208	(7)
Travel Distribution Services	1,213	900	35	272	241	13
Mortgage Services	46	370	*	(181)	59	*

Total Reportable Segments	8,590	7,896	9	1,177	1,370
Corporate and Other (a)	22	47		(75)	(44)

Total Company	$8,612	$7,943	8	1,102	1,326

Less: Non-program related depreciation and amortization				276	224
Non-program related interest expense, net				53	147
Early extinguishment of debt				–	18
Amortization of pendings and listings				6	8

Income before income taxes and minority interest				$767	$929

*	Not meaningful.

(a)
Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. Additionally, the six months ended June 30, 2005 and 2004 include gains of $18 million and $40 million, respectively, on the sale of Homestore, Inc. common stock.

Real Estate Services
Revenues and EBITDA increased $328 million (10%) and $39 million (8%), respectively, in the six months ended June 30, 2005 compared with the same period in 2004 reflecting growth across our real estate franchise, real estate brokerage and relocation services businesses.

Royalty revenue within our real estate franchise business increased $41 million (20%) in the six months ended June 30, 2005 as compared with the same period in 2004. Such growth was primarily driven by a 14% increase in the average price of homes sold and a 7% increase in the number of homesale transactions from our third-party franchisees. Royalty increases in our real estate franchise business are generally recognized with little or no corresponding increase in variable operating expenses due to the significant operating leverage within the franchise operations. In addition to royalties received from our third-party franchisees, NRT Incorporated, our wholly-owned real estate brokerage firm, continues to pay royalties to our real estate franchise business. However, these intercompany royalties, which approximated $179 million and $163 million during the six months ended June 30, 2005 and 2004, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA.

Revenues within our real estate brokerage business increased $263 million (11%) in the six months ended June 30, 2005 as compared with the same period in 2004. Such increase is partially attributable to significant acquisitions made by NRT during or subsequent to the six months ended June 30, 2004 which together contributed incremental revenues and EBITDA of $113 million and $9 million, respectively, to 2005 operating results. Excluding the impact of these acquisitions, NRT’s revenues increased $150 million (6%). This increase was substantially comprised of higher commission income earned on homesale transactions, which was primarily driven by a 16% increase in the average price of homes sold and partially offset by a 7% decline in the number of homesale transactions. The 16% period-over-period increase in average price is reflective of the supply of, and demand for, homes resulting in an overall increase in the sales prices of homes across the nation. We believe that the reduction in homesale transactions and, in part, the increase in price, is reflective of low inventories of homes available for sale in the coastal regions that NRT serves, which experienced unusually high levels of activity in 2004, and increased competition. EBITDA further reflects an increase of $109 million in commission expenses paid to real estate agents as a result of the incremental revenues earned on homesale transactions, as well as a higher average commission rate paid to real estate agents in 2005 due to the progressive nature of revenue-based agent commission schedules.

Revenues from our relocation services business increased $21 million (9%) in the six months ended June 30, 2005 as compared with the same period in 2004, which was primarily driven by $14 million (18%) of increased referral fees and a $7 million increase in other service fees. The increase in referral fees was driven by higher referral rates and transaction volume.

Revenues from our settlement services business decreased $2 million (2%) in the six months ended June 30, 2005 as compared with the same period in 2004 primarily due to the absence of a $7 million gain recognized in second quarter 2004 as a result of the sale of certain non-core assets by our settlement services business, partially offset by $5 million of increased title and closing fees generated on a higher volume of homesale transactions period-over-period.

EBITDA further reflects an increase of approximately $75 million (3%) in operating, marketing and administrative expenses (apart from NRT’s significant acquisitions and real estate agent commission expenses, both of which are discussed separately above) principally resulting from (i) an $18 million increase in staffing and other personnel-related costs incurred within our relocation business to support increases in current and anticipated future volume, (ii) $17 million of higher marketing expenses primarily reflecting changes in seasonal spending patterns and the implementation of certain Internet-based strategic marketing initiatives within our real estate brokerage and franchise businesses, (iii) $13 million of incremental incentive expenses at our real estate brokerage operations due to an anticipated increase in year-over-year profitability, (iv) $5 million of costs at our settlement services business related to developing and enhancing certain infrastructures that were previously maintained at, and leveraged from, our former mortgage business and (v) $5 million of expenses resulting from restructuring actions primarily at our settlement services and real estate brokerage businesses.

Hospitality Services
Revenues increased $111 million (17%), while EBITDA declined $21 million (9%), in the six months ended June 30, 2005 compared with the same period in 2004. Key revenue drivers increased at our timeshare exchange and lodging franchise businesses reflecting positive industry-wide dynamics but the period-over-period EBITDA comparison was negatively impacted by the absence of a settlement recorded in the six months ended June 30, 2004 related to a lodging franchisee receivable, as well as increased marketing-related expenses across all our Hospitality Services businesses and the timing of acquisitions in our vacation rental business, all of which are discussed in greater detail below.

Subscriber related revenues within our RCI timeshare exchange business increased $20 million (7%) in the six months ended June 30, 2005 primarily due to an $11 million (5%) increase in exchange and subscription fee revenues and an $11 million (19%) increase in other timeshare points and rental transaction revenues. The increase in exchange and subscription fee revenues in the six months ended June 30, 2005 was primarily driven by a 5% increase in the average number of worldwide subscribers and a 9% increase in the average exchange fee, partially offset by a 4% reduction in exchange transaction volume. Revenue trends reflect the continued shift in the RCI timeshare membership base toward a greater mix of points members from traditional one-week timeshare members. The increase in other timeshare points and rental transaction revenues during the six months ended June 30, 2005 was principally driven by a 22% increase in points and rental transaction volume, partially offset by a 4% decrease in the average price per rental transaction.

Royalty, marketing and reservation fund revenues within our lodging franchise operations increased $13 million (8%) in the six months ended June 30, 2005 partially due to our purchase of the exclusive rights to the Ramada International trademark in December 2004, which contributed $7 million of incremental revenues to the six months ended June 30, 2005 results. The Ramada International properties also added approximately 26,000 rooms, which is approximately 5% of the total weighted average rooms available within our lodging franchise system for the six months ended June 30, 2005. Apart from this acquisition, royalty, marketing and reservation fund revenues increased $6 million (4%) primarily resulting from an 8% increase in RevPAR, partially offset by a 4% decrease in weighted average rooms available. The RevPAR increase reflects (i) increases in both price and occupancy principally attributable to an overall improvement in the economy lodging segment in which our hotel brands primarily operate, (ii) the termination of underperforming properties throughout 2004 that did not meet our required quality standards or their financial obligations to us and (iii) the strategic assignment of personnel to field locations designed to assist franchisees in improving their hotel operating performance. The decrease in weighted average rooms available reflects our termination of underperforming properties, as discussed above, and the timing of new additions and terminations to our franchise system. Revenue and EBITDA also benefited from a $7 million gain recognized on the sale of an investment within our lodging business during the six months ended June 30, 2005. Additionally, our Trip Rewards loyalty program contributed $6 million of incremental revenue during the six months ended June 30, 2005.

We acquired Landal GreenParks and Canvas Holidays Limited, which are both European vacation rental businesses, in May 2004 and October 2004, respectively. The operating results of Landal have been included in our results for the entire six months ended June 30, 2005 but only for two months during the same period in 2004. The operating results of Canvas have been included in our results for the entire six months ended June 30, 2005 but for none of the six months ended June 30, 2004. Accordingly, Landal and Canvas contributed incremental revenues of $44 million and $15 million, respectively, and EBITDA of ($5) million and $2 million, respectively, during the six months ended June 30, 2005. The operations of Landal and Canvas are seasonally weakest in the first half of each calendar year and begin to improve moderately toward the latter part of the second quarter and more significantly into third quarter. Apart from these acquisitions, revenues at our European vacation rental companies were relatively flat. European consumers’ appear to be booking their vacations closer to their eventual departure dates, which are heavily concentrated during the latter half of the second quarter and throughout the third quarter of each year, corresponding to the peak vacation season. As a result, we expect a greater volume of bookings during third quarter 2005 as compared with third quarter 2004.

EBITDA further reflects an increase of approximately $70 million (17%) in operating, marketing and administrative expenses (excluding the incremental expenses generated by the Landal and Canvas Holidays acquisitions) principally resulting from (i) $18 million of higher year-over-year bad debt expense primarily due to the absence of a $15 million settlement recorded in the six months ended June 30, 2004 related to a lodging franchisee receivable, (ii) $20 million of increased marketing-related expenses across all our Hospitality Services businesses primarily to encourage bookings within our vacation rental business and to increase brand recognition within our lodging franchise business, (iii) $6 million of increased volume-related costs within our timeshare exchange and vacation rental businesses, (iv) $5 million of restructuring costs incurred as a result of the consolidation of certain call centers and back-office functions and (v) $5 million of additional costs resulting from infrastructure expansion to support acquisition growth.

Timeshare Resorts
Revenues and EBITDA increased $74 million (10%) and $12 million (12%), respectively, in the six months ended June 30, 2005 compared with the same period in 2004. The operating results reflect organic growth in timeshare sales, a gain on the sale of land and increased consumer finance income.

Net sales of VOIs at our timeshare resorts business increased $40 million (7%) in the six months ended June 30, 2005, principally driven by a 9% increase in tour flow and a 3% increase in revenue per guest. This revenue increase was partially offset by a $14 million decrease in higher margin upgrade sales at our Trendwest resort properties due to special upgrade promotions conducted in the first half of 2004 undertaken to mitigate the negative impact on tour flow from the Do Not Call legislation. Tour flow, as well as revenue per guest, benefited in the six months ended June 30, 2005 from our expanded presence in premium destinations such as Hawaii, Las Vegas and Orlando. Tour flow was also positively impacted by the opening of new sales offices, our strategic focus on new marketing alliances and increased local marketing efforts.

Revenue and EBITDA also increased $28 million in the six months ended June 30, 2005 as a result of incremental net interest income earned on our contract receivables primarily due to growth in the portfolio and reduced net borrowing costs. Revenue and EBITDA comparisons were further impacted by $11 million of income recorded in second quarter 2005 in connection with the disposal of a parcel of land that was no longer consistent with our development plans. The year-over-year revenue and EBITDA comparisons were further impacted by the absence of a $4 million gain recognized in first quarter 2004 in connection with the sale of a third-party timeshare financing operation and $3 million of revenue generated by such operations in 2004 prior to the sale date.

EBITDA further reflects an increase of approximately $60 million (10%) in operating, marketing and administrative expenses primarily resulting from (i) $11 million of increased cost of sales and $14 million of additional commission expense, both of which are primarily associated with increased VOI sales, (ii) $13 million of additional costs incurred to fund additional staffing needs to support continued growth in the business, improve existing properties and integrate the Trendwest and Fairfield contract servicing systems and (iii) $11 million of incremental marketing spend to support sales efforts and anticipated growth in the business.

Vehicle Rental
Revenues increased $192 million (9%), while EBITDA decreased $14 million (7%), in the six months ended June 30, 2005 compared with the same period in 2004. We experienced strong demand for vehicle rentals throughout the first half of 2005 and expect rental volumes to continue to grow in the foreseeable future, although EBITDA margin comparisons have been negatively impacted by lower domestic rental car pricing and comparatively higher fleet costs.

Revenues generated by our domestic car rental operations increased $127 million (8%) during the six months ended June 30, 2005, which was comprised of a $103 million (7%) increase in car rental T&M revenue and a $24 million (12%) increase in ancillary revenues. The increase in domestic T&M revenues was principally driven by a 12% increase in the number of days a car was rented, partially offset by a 5% decrease in T&M revenue per day. The increase in rental days and the reduction in pricing reflects, in part, our strategic decision to reposition the Budget car rental brand by reducing the cost structure and pricing to be more competitive with other leisure-focused car rental brands. In addition, pricing at our car rental brands was negatively impacted by competitive conditions in the domestic car rental industry resulting from higher industry-wide fleet levels, which we believe were caused by enhanced incentives offered by car manufacturers in prior periods. EBITDA also reflects an increase of $56 million in fleet depreciation and related costs primarily due to (i) an increase of 12% in the average size of our domestic rental fleet and (ii) reductions to manufacturer incentives received on our 2005 model year inventory (which was in utilization during the six months ended June 30, 2005) as compared with those received on our 2004 model year inventory (which was in utilization during the six months ended June 30, 2004). The $24 million increase in ancillary revenues was due primarily to a $10 million increase in gasoline revenues and a $10 million increase in counter sales of insurance and other items. We also received a $6 million settlement during first quarter 2005 from an airport authority in connection with the mandated relocation of an Avis car rental site at such airport. EBITDA from our domestic car rental operations was also negatively impacted by (i) $60 million of additional expenses primarily associated with increased car rental volume, including vehicle maintenance and damage costs, vehicle license and registration fees, airport commissions and shuttling costs and (ii) $13 million of increased expenses associated with higher gasoline costs and a lower profit margin on the sale of gasoline.

Revenues generated by our international car rental operations increased $48 million (21%) primarily due to a $34 million (19%) increase in car rental T&M revenue and a $14 million (29%) increase in ancillary revenues. The increase in T&M revenues was principally driven by a 15% increase in the number of days a car was rented and a 3% increase in T&M revenue per day. The favorable effect of incremental T&M revenues was partially offset in EBITDA by $20 million of increased vehicle depreciation and related costs and $27 million of higher operating expenses, both principally resulting from increased car rental volume and an increase of 18% in the average size of our international rental fleet to support such volume. The increase in revenue generated by our international car rental operations includes the effect of favorable foreign currency exchange rate fluctuations of $15 million, which was principally offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses.

Budget truck rental revenues increased $18 million (8%) in the six months ended June 30, 2005 primarily representing a $15 million (7%) increase in T&M revenue, which reflects a 4% increase in T&M per day and a 3% increase in rental days. The favorable impact on EBITDA of increased T&M revenue was principally offset by (i) $18 million of incremental vehicle depreciation and related costs resulting from a 17% increase in the average size of our truck rental fleet in anticipation of increased demand and (ii) $6 million of restructuring costs incurred during first quarter 2005 in connection with the closure of a reservation center and unprofitable Budget truck rental locations.

Travel Distribution Services
Revenues and EBITDA increased $313 million (35%) and $31 million (13%), respectively, in the six months ended June 30, 2005 compared with the same period in 2004, reflecting the inclusion of revenues and expenses from recent acquisitions as well as integration costs associated with those acquisitions. Subsequent to the six months ended June 30, 2004, we completed the acquisitions of Orbitz (November 2004), Gullivers (April 2005), ebookers (February 2005) and another online travel business (April 2004). The operating results of these companies have been included in our results from their respective acquisition dates forward and therefore were incremental to our results during the six months ended June 30, 2005. Accordingly, Orbitz, Gullivers, ebookers and the other online travel business contributed incremental revenues of $196 million, $68 million, $41 million and $11 million, respectively, and EBITDA earnings (losses) of $36 million, $13 million, ($17) million and $5 million, respectively. EBITDA for the six months ended June 30, 2005 also includes $19 million of acquisition and integration-related costs, the majority of which are reflected in the EBITDA results of such acquired businesses. In addition, effective January 1, 2005, we transferred our membership travel business to the discontinued Marketing Services segment. As a result, revenue and EBITDA of $31 million and $4 million, respectively, generated by such operations during the six months ended June 30, 2004 were absent from this segment’s results during the same period in 2005. Apart from these acquisitions and the transfer of the membership travel business, revenue increased $28 million (3%) and EBITDA declined $2 million (1%), respectively.

Galileo, our “order taker” subsidiary that provides GDS services to the travel industry, experienced an overall $9 million (1%) increase in worldwide air booking fees in the six months ended June 30, 2005 over the comparable period in 2004. Such increase was comprised of a $13 million (3%) increase in international air booking fees, partially offset by a $4 million (3%) decrease in domestic air booking fees. The increase in international air booking fees was principally driven by a 2% increase in the effective yield and 1% higher booking volumes, which totaled 90.4 million segments for the six months ended June 30, 2005 and primarily resulted from an increase in travel demand within the Middle East and Asia/Pacific regions. The $4 million decrease in domestic air booking fees was driven by an 8% decline in the effective yield on such bookings, partially offset by a 6% increase in booking volumes, which totaled 47.3 million segments for the six months ended June 30, 2005. The domestic volume increase and effective yield decline are consistent with our pricing program with major U.S. carriers, which was designed to gain access to all public fares made available by the participating airlines. International air bookings represented approximately two-thirds of our total air bookings during the six months ended June 30, 2005. Additionally, revenue at our Galileo subsidiary was further impacted by a $12 million reduction in subscriber fees resulting from fewer travel agencies leasing computer equipment from us during the six months ended June 30, 2005 compared with the six months ended June 30, 2004, which was partially offset by $5 million of additional ancillary revenue, including higher fees earned on outsourcing arrangements where we provide technology services for certain airline carriers.

Revenues generated from our online “order maker” related businesses grew $26 million (42%) organically (excluding the impact of the aforementioned acquisitions) during the six months ended June 30, 2005 compared with the same period in 2004 principally driven by a 51% increase in online gross bookings substantially at our CheapTickets.com website. The growth in online gross bookings was attributable to (i) improved site functionality resulting in greater conversion rates, (ii) enhanced content including additional online hotel offerings and (iii) more visitors resulting from increased marketing efforts.

EBITDA further reflects an increase of approximately $30 million in expenses (excluding the impact of the aforementioned acquisitions and the transfer of the membership travel business) principally resulting from (i) the absence in 2005 of a $21 million expense reduction realized in the six months ended June 30, 2004 in connection with a benefit plan amendment, (ii) $11 million of restructuring charges incurred during the six moths ended June 30, 2005 as a result of actions taken to reduce staff levels in some of our order-taker related businesses and the realignment of our global sales force, (iii) $10 million of additional expenses associated with developing enhanced technology and other project initiatives and (iv) $5 million of higher commission expenses attributable to higher booking volumes in the Middle East and Asia/Pacific regions. Such amounts were partially offset by (i) $9 million of expense savings on network communications and equipment maintenance and installation due, in part, to reduced subscriber volume and (ii) $6 million of cost savings realized at our existing travel services businesses resulting from cost containment initiatives within our offline travel agency operations undertaken in 2004.

Mortgage Services
Revenues and EBITDA decreased $324 million and $240 million, respectively, in the six months ended June 30, 2005 compared with the same period in 2004. As a result of the spin-off, the six months ended June 30, 2005 consists of only one month of activity while the six months ended June 30, 2004 consists of six months. Our mortgage operations generated revenue and EBITDA of $326 million and $64 million, respectively, for the five-month period ended June 30, 2004. For the month of January, revenue increased $2 million and EBITDA decreased $176 million in 2005 compared with 2004. The EBITDA reduction was primarily due to an expected non-cash impairment charge of $180 million recorded in January 2005 to reflect a portion of the difference between the carrying value and market value of PHH as a result of the spin-off.

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

FINANCIAL CONDITION

	June 30,	December 31,
	2005	2004	Change

Total assets exclusive of assets under management programs	$23,261	$27,872	$(4,611)

Total liabilities exclusive of liabilities under management programs	11,988	15,494	(3,506)

Assets under management programs	12,870	14,698	(1,828)

Liabilities under management programs	12,909	14,381	(1,472)

Stockholders’ equity	11,234	12,695	(1,461)

Total assets exclusive of assets under management programs decreased approximately $4.6 billion primarily due to (i) the spin-off of PHH, which reduced assets by approximately $5.6 billion, (ii) the sale of Wright Express, which (excluding proceeds received on the sale) reduced assets by $685 million and (iii) a reduction of $581 million in our net deferred tax asset principally due to utilization of our net operating loss carryforwards during 2005. These decreases were partially offset by (i) approximately $1.6 billion and $707 million of assets acquired in connection with our acquisitions of Gullivers and ebookers, respectively, (See Note 4 to our Consolidated Condensed Financial Statements) and (ii) an increase of $156 million in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows” for a detailed discussion).

Total liabilities exclusive of liabilities under management programs decreased approximately $3.5 billion primarily due to (i) the spin-off of PHH, which reduced liabilities by approximately $4.4 billion and (ii) the sale of Wright Express, which reduced liabilities by $434 million. These decreases were partially offset by (i) net incremental borrowings of $609 million under our revolving credit facility and commercial paper program which were utilized to fund a portion of the purchase price of Gullivers (see Note 4 to our Consolidated Condensed Financial Statements) and (ii) $380 million and $256 million of liabilities that we assumed in connection with our acquisitions of Gullivers and ebookers, respectively (See Note 4 to our Consolidated Condensed Financial Statements).

Assets under management programs decreased approximately $1.8 billion primarily due to the spin-off of PHH, which had approximately $4.2 billion of assets. This decrease was partially offset by approximately $2.3 billion of net additions to our vehicle rental fleet reflecting current and projected increases in demand.

Liabilities under management programs decreased approximately $1.5 billion primarily due to the spin-off of PHH, which had approximately $3.4 billion of liabilities. This decrease was partially offset by approximately $2.1 billion of additional borrowings to support the growth in our vehicle rental fleet described above. See “Liquidity and Capital Resources—Financial Obligations—Debt Under Management Programs” for a detailed account of the change in our debt related to management programs.

Stockholders’ equity decreased approximately $1.5 billion primarily due to (i) the $1.65 billion dividend of PHH’s equity to our shareholders, (ii) our repurchase of $522 million (approximately 24 million shares) of Cendant common stock and (iii) $192 million of cash dividend payments. Such decreases were partially offset by (i) the $488 million valuation charge associated with the PHH spin-off (which is included in both the $1.65 billion PHH dividend and in the 2005 net income), (ii) net income of $306 million for the six months ended June 30, 2005 and (iii) $242 million related to the exercise of employee stock options (including a $56 million tax benefit). See Note 16 to our Consolidated Condensed Financial Statements for a description of the effect of the PHH spin-off.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At June 30, 2005, we had $623 million of cash on hand, an increase of $156 million from $467 million at December 31, 2004. The following table summarizes such increase:

	Six Months Ended June 30,
	2005	2004	Change

Cash provided by (used in):

Operating activities	$1,598	$926	$672

Investing activities	(3,520)	(2,439)	(1,081)

Financing activities	2,065	1,034	1,031

Effects of exchange rate changes	(29)	38	(67)

Cash provided by discontinued operations	42	146	(104)

Net change in cash and cash equivalents	$156	$(295)	$451

During the six months ended June 30, 2005, we generated $672 million more cash from operating activities in comparison with the same period in 2004. This change principally reflects the spin-off of our former mortgage business, which generated $88 million of cash from program activities in 2005 and used $678 million in 2004.

We used approximately $1.1 billion more cash in investing activities during the six months ended June 30, 2005 compared with the six months ended June 30, 2004. Such change primarily reflects the use of approximately $1.3 billion more cash to fund acquisitions in 2005 (principally Gullivers and ebookers), partially offset by $139 million of additional proceeds received in 2005 in connection with dispositions. Capital expenditures, which increased by $13 million during the six months ended June 30, 2005 as compared with the six months ended June 30, 2004, are anticipated to be in the range of $450 million to $500 million for 2005.

We generated approximately $1.0 billion more cash from financing activities during the six months ended June 30, 2005 in comparison with the same period in 2004. Such change principally reflects (i) a reduction of approximately $1.0 billion in cash used to settle corporate indebtedness (including the payment of $778 million to repurchase $763 million of our 6.75% notes in 2004 that formed a portion of the Upper DECS and $345 million to retire our former 11% senior subordinated notes in 2004), (ii) net incremental short-term borrowings of $609 million under our $3.5 billion revolving credit facility and $1.0 billion commercial paper program, which were utilized to fund a portion of the purchase price of Gullivers in April 2005 and (iii) a decrease of $297 million in cash used for repurchases of Cendant common stock (net of proceeds received on the issuance of Cendant common stock), which primarily reflects our efforts in first quarter 2004 to mitigate the impact of the conversion of our former zero coupon senior convertible contingent notes. Such inflows were partially offset by activities of our management programs, which provided $615 million less cash in the six months ended June 30, 2005 due to the spin-off of our former mortgage business and greater borrowing activity in our timeshare business during the six months ended June 30, 2004. See “Liquidity and Capital Resources— Financial Obligations” for a detailed discussion of financing activities during 2005.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2005, we had approximately $16.0 billion of indebtedness (including corporate indebtedness of approximately $4.9 billion and debt under management programs of approximately $11.1 billion).

Corporate indebtedness consisted of:

		As of	As of
	Maturity	June 30,	December 31,
	Date	2005	2004	Change

6 7/8% notes	August 2006	$850	$850	$–

4.89% notes	August 2006	100	100	–

6 1/4% notes	January 2008	798	797	1

6 1/4% notes	March 2010	349	349	–

7 3/8% notes	January 2013	1,191	1,191	–

7 1/8% notes	March 2015	250	250	–

Revolver borrowings (a)	November 2009	284	650	(366)

Commercial paper borrowings (b)		975	–	975

Net hedging gains (c)		29	17	12

Other		96	126	(30)

		$4,922	$4,330	$592

(a)
The change in the balance at June 30, 2005 primarily represents borrowings utilized to fund a portion of the purchase price of Gullivers, partially offset by repayments funded with commercial paper proceeds.

(b)
The balance as of June 30, 2005 represents borrowings under our $1.0 billion commercial paper program, which we commenced on April 1, 2005. The funds from this issuance were used to refinance a portion of our then-outstanding revolver borrowings at more favorable interest rates. Such borrowings are due between July 2005 and August 2005 and currently bear interest at a weighted average rate of 3%. Generally, we refinance maturing borrowings under this program with additional commercial paper issuances.

(c)
As of June 30, 2005, this balance represents $122 million of net gains resulting from the termination of interest rate hedges, which we will amortize to reduce future interest expense. Such gains are partially offset by $93 million of mark-to-market adjustments on current interest rate hedges. As of December 31, 2004, the balance represents $138 million of net gains resulting from the termination of interest rate hedges, partially offset by $121 million of mark-to-market adjustments on current interest rate hedges.

The following table summarizes the components of our debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC (formerly, AESOP Funding  II L.L.C.):

	As of	As of
	June 30,	December 31,
	2005	2004	Change

Asset-Backed Debt:

Vehicle rental program

Cendant Rental Car Funding (AESOP) LLC (a)	$7,697	$5,935	1,762

Other (b)	1,109	792	317

Mortgage program (c)	–	1,306	(1,306)

Timeshare program	1,560	1,473	87

Relocation program (d)	556	400	156

Vacation rental program	218	251	(33)

	11,140	10,157	983

Unsecured Debt: (e)

Term notes	–	1,833	(1,833)

Commercial paper	–	130	(130)

Other	–	34	(34)

	–	1,997	(1,997)

Total debt under management programs	$11,140	$12,154	$(1,014)

(a)
The change in the balance at June 30, 2005 principally reflects the issuance of fixed and floating rate asset-backed notes at various interest rates to support the acquisition of vehicles used in our vehicle rental business.

(b)
The change in the balance at June 30, 2005 reflects borrowings under our truck financing program and our revolving credit agreements to support the acquisition of vehicles used in our vehicle rental business.

(c)	Represents a borrowing arrangement of our former mortgage business, which was spun-off with PHH in January 2005.

(d)
The change in the balance at June 30, 2005 principally reflects the issuance of variable funding notes maturing in February 2006 and additional borrowings under a conduit facility. Such increases were partially offset by the repayment of various variable funding notes that matured in first quarter 2005.

(e)	The balances at December 31, 2004 represent unsecured borrowings of our former PHH subsidiary, which was spun-off in January 2005.

The following table provides the contractual maturities for debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) at June 30, 2005 (except for notes issued under our timeshare program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management programs and for which estimates of repayments have been used):

As of
June 30,
2005

Within 1 year	$3,391

Between 1 and 2 years	2,979

Between 2 and 3 years	1,734

Between 3 and 4 years	1,433

Between 4 and 5 years	221

Thereafter	1,382

$11,140

At June 30, 2005, we had approximately $2.7 billion of available funding under our various financing arrangements (comprised of approximately $1.0 billion of availability at the corporate level and approximately $1.7 billion available for use in our management programs). As of June 30, 2005, the committed credit facility and commercial paper programs at the corporate level included:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity

Revolving credit facility and commercial paper program (*)	$3,500	$1,259	$1,249	$992

Letter of credit facility	303	–	303	–

(*)
Outstanding borrowings include $975 million under our $1.0 billion commercial paper program and $284 million under our $3.5 billion revolving credit facility. The $1.0 billion commercial paper program is fully supported by our $3.5 billion revolving credit facility; accordingly, outstanding borrowings thereunder reduce availability under the $3.5 billion revolving credit facility by a corresponding amount. In addition to the letters of credit issued as of June 30, 2005, the revolving credit facility contains the committed capacity to issue an additional $501 million in letters of credit. The letters of credit outstanding under this facility as of June 30, 2005 were issued primarily to support our vehicle rental business.

As of June 30, 2005, available funding under our asset-backed debt programs related to our management programs consisted of:

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity

Vehicle rental program

Cendant Rental Car Funding (AESOP) LLC (b)	$8,597	$7,697	$900

Other (c)	1,348	1,109	239

Timeshare program (d)	1,971	1,560	411

Relocation program (e)	675	556	119

Vacation rental program	223	218	5

	$12,814	$11,140	$1,674

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.2 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.

(c)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.

(d)	The outstanding debt is collateralized by approximately $2.7 billion of timeshare-related assets. Borrowings under our asset-linked facility ($500 million) are also recourse to us.

(e)	The outstanding debt is collateralized by $645 million of underlying relocation receivables and related assets.

At June 30, 2005, we also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

We believe that access to our existing financing arrangements is sufficient to meet liquidity requirements for the forseeable future.

LIQUIDITY RISK
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to management programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs and (ii) the impairment of our ability to access the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase the related vehicles. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios. Additionally, we monitor the maintenance of required financial ratios and, as of June 30, 2005, we were in compliance with all financial covenants under our credit and securitization facilities.

Currently our credit ratings are as follows:

Moody's
	Investors	Standard	Fitch
	Service	& Poor's	Ratings
Senior unsecured debt	Baa1	BBB+	BBB+
Commercial paper	P-2	A-2	F-2

Moody’s Investors Service, Standard & Poor’s and Fitch Ratings have assigned a “stable outlook” to our senior unsecured credit ratings. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

CONTRACTUAL OBLIGATIONS
Our future contractual obligations have not changed significantly from the amounts reported within our Current Report on Form 8-K filed on May 5, 2005 with the exception of our commitment to purchase vehicles, which decreased from the amount previously disclosed by approximately $3.8 billion to approximately $1.8 billion at June 30, 2005 as a result of purchases during the six months ended June 30, 2005. Any changes to our obligations related to corporate indebtedness and debt under management programs are presented above within the section entitled “Liquidity and Capital Resources—Financial Obligations” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.

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

We plan to adopt the following recently issued standards as required:

●	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” and FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations”

●	SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions”

●	SFAS No. 123R, “Share Based Payment”

For detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2005 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

(b)
Internal Controls Over Financial Reporting.   There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.

During the quarter ended June 30, 2005, we began implementing integration activities related to our acquisitions of ebookers plc and Gullivers Travel Associates, which were consummated on February 28, 2005 and April 1, 2005, respectively. Total revenues and total assets related to these two acquisitions were $109 million for the six months ended June 30, 2005 and approximately $2.1 billion as of June 30, 2005, respectively. Each of these companies, headquartered outside of the United States, was accustomed to operating under less stringent financial reporting and operating control frameworks, compared to Cendant’s (including reporting deadlines, application of U.S. GAAP, general computer controls, extent of process documentation, etc.). We have begun analysis to identify areas where changes in process, systems and documentation may be necessary, as part of their inclusion in our Sarbanes-Oxley Section 404 assessment, and have begun implementing various steps to strengthen their control environments over the remainder of 2005.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Below is a summary of our Cendant common stock repurchases by month for the quarter ended June 30, 2005:

				Approximate
			Number of Shares	Dollar Value of
	Total Number		Purchased as Part of	Shares that May
	of Shares	Average Price	Publicly Announced	Yet Be Purchased
Period	Purchased	Paid per Share	Plan (b)	Under Plan
April 1 – 30, 2005	4,027,107	$20.37	4,027,107	$1,112,428,247
May 1 – 31, 2005	3,415,113	$20.73	3,415,113	$1,061,587,654
June 1 – 30, 2005 (a)	6,399,000	$22.11	6,399,000	$954,637,779
Total	13,841,220	$21.26	13,841,220	$954,637,779

(a)	Includes 2,885,000 shares purchased for which the trade date occurred during June 2005 while settlement occurred in July 2005.

(b)
Our share repurchase program, which does not have an expiration date, was first publicly announced on October 13, 1998 in the amount of $1 billion and has been increased from time to time and each such increase has been publicly announced, including an increase to include all stock option exercise proceeds in the program. In July 2005 our Board of Directors further increased the program by $500 million. No shares were purchased outside our share repurchase program during the periods set forth in the table above.

Item 5. Other Information

Our Board of Directors has considered the advisory severance proposal submitted by the Trowel Trades S&P Index Fund, which received majority approval at our 2005 Annual Meeting of Stockholders. Our Board determined that our existing severance agreement policy was in the best interest of all stockholders and our company. Our existing policy limits future severance arrangements to 2.99 times the sum of an executive’s base salary plus target bonus unless extraordinary circumstances exist and the arrangement is approved by our independent directors. Extraordinary circumstances exist only if we determine that it is necessary to exceed the threshold to obtain the services of an executive officer to be hired from outside of Cendant and when the benefits to our company of obtaining such individual’s services outweigh the potential harm to stockholders of exceeding the threshold. Our board determined that if it changed our policy to the proposed policy, which required stockholder approval for all future severance arrangements (including for those of people hired from outside of Cendant) exceeding 2.99 times the sum of the executive’s base salary, we could be put at a competitive disadvantage because, among other things, the proposal would create significant uncertainty and delay in finalizing severance arrangements until after the arrangement is approved by our stockholders, which could hinder our flexibility to attract, motivate and retain the best outside executive talent in today’s competitive environment and in the future.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENDANT CORPORATION
Date: August 2, 2005	/s/ Ronald L. Nelson Ronald L. Nelson President and Chief Financial Officer
Date: August 2, 2005	/s/ Virginia M. Wilson Virginia M. Wilson Executive Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 20, 2004).

10.1	Series 2005-4 Supplement dated as of June 1, 2005 between Cendant Rental Car Funding (AESOP) LLC and The Bank of New York, as trustee and as Series 2005-4 Agent to Second Amended and Restated Base Indenture dated as of June 3, 2004 between Cendant Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005).

10.2	WTH Funding Limited Partnership Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc., Budgetcar Inc., STARS Trust and Bay Street Funding Trust dated April 20, 2005.

10.3	Form of Partnership Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.4	Form of Lease (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.5	Form of Guaranty (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.6	2004 Performance Metric Long Term Incentive Plan, Amended and Restated as of July 19, 2005 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated July 22, 2005).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.