Form 10-Q
period 2005-09-30
CENDANT CORP
filed 2005-11-02
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]         No [   ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]         No [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]         No [X]
The number of shares outstanding of the issuer’s common stock was 1,024,378,074 shares as of September 30, 2005.

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

●	the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;

●	the effects of a decline in travel, due to political instability, adverse economic conditions, pandemics, substantial increases in fuel prices or otherwise, on our travel related businesses;

●	the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our real estate related businesses;

●	the effects of changes in current interest rates, particularly on our real estate franchise and real estate brokerage businesses;

●	the final resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities (which were discovered and addressed in 1998);

●	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

●	competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

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

●
our ability to successfully integrate and operate acquired and merged businesses and risks associated with such businesses, including the acquisitions of ebookers plc and Gullivers Travel Associates, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

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

●
filing of bankruptcy by, or the loss of business from, any of our significant customers or suppliers, including our airline customers, and the ultimate disposition of any such bankruptcy, including the bankruptcy reorganization of UAL Corporation, Delta Air Lines, Inc. and Northwest Airlines Corporation;

●
changes in laws and regulations, including changes in global distribution services rules, telemarketing and timeshare sales regulations and real estate related regulations, state, federal and international tax laws and privacy policy regulation;

●
changes in accounting principles and/or business practices that may result in changes in the method in which we account for transactions and may affect comparability between periods and changes to the estimates and assumptions that we use to prepare our financial statements due to subsequent developments, such as court or similar rulings and actual experience; and

●
substantial damage to, or interruption of business related to, our timeshare properties, our rental cars or hotel properties of our franchisees due to natural disasters, such as hurricanes, floods, fires or earthquakes.

In addition, you should understand that the following important factors and assumptions could affect Cendant’s plan to separate into four independent entities, could affect our future results and could cause actual results to differ materially from those expressed in our forward looking statements:

●	risks inherent in the contemplated separation and related transactions and borrowings and costs related to the proposed transaction;

●	increased demands on Cendant’s management team as a result of the proposed transactions;

●	changes in business, political and economic conditions in the U.S. and in other countries in which Cendant and its companies currently do business;

●	changes in operating performance;

●	access to financing sources, required changes to existing financings, and changes in credit ratings, including those that may result from the proposed transaction;

●	the ability of Cendant to obtain the financing necessary to consummate the transaction; and

●
our ability to complete the contemplated separation, which will be subject to certain conditions precedent, including final approval by our Board of Directors, receipt of a tax opinion of counsel and the filing and effectiveness of registration statements.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Cendant Corporation
New York, New York
We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the “Company”) as of September 30, 2005, the related consolidated condensed statement of stockholders’ equity for the nine-month period ended September 30, 2005, the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
/s/ Deloitte & Touche LLP
New York, New York
November 1, 2005

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues
Service fees and membership, net	$3,606	$3,255	$9,864	$9,018
Vehicle-related	1,433	1,243	3,745	3,363
Other	7	7	49	68

Net revenues	5,046	4,505	13,658	12,449

Expenses
Operating	2,867	2,604	7,854	7,233
Vehicle depreciation, lease charges and interest, net	428	342	1,126	935
Marketing and reservation	446	383	1,325	1,119
General and administrative	392	294	1,087	950
Non-program related depreciation and amortization	134	118	411	341
Non-program related interest, net:
Interest expense, net	66	32	117	180
Early extinguishment of debt	–	–	–	18
Acquisition and integration related costs:
Amortization of pendings and listings	6	5	12	13
Other	8	(9)	29	(4)
Restructuring and transaction-related charges	1	–	52	–
Valuation charge associated with PHH spin-off	–	–	180	–

Total expenses	4,348	3,769	12,193	10,785

Income before income taxes and minority interest	698	736	1,465	1,664
Provision for income taxes	244	238	554	541
Minority interest, net of tax	1	1	3	7

Income from continuing operations	453	497	908	1,116
Income from discontinued operations, net of tax	43	96	28	411
Gain (loss) on disposal of discontinued operations, net of tax:
PHH valuation and transaction-related charges	–	–	(312)	–
Gain on disposal	3	–	181	198

Net income	$499	$593	$805	$1,725

Earnings per share
Basic
Income from continuing operations	$0.44	$0.48	$0.87	$1.09
Net income	0.48	0.57	0.77	1.69
Diluted
Income from continuing operations	$0.43	$0.47	$0.85	$1.05
Net income	0.47	0.56	0.75	1.63
See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$356	$467
Restricted cash	76	370
Receivables, net	1,287	1,237
Deferred income taxes	1,068	385
Assets of discontinued operations	1,123	6,639
Other current assets	657	611

Total current assets	4,567	9,709

Property and equipment, net	1,670	1,685
Deferred income taxes	866	2,192
Goodwill	12,275	11,087
Other intangibles, net	3,145	2,608
Other non-current assets	426	591

Total assets exclusive of assets under programs	22,949	27,872

Assets under management programs:
Program cash	120	530
Relocation receivables	877	720
Vehicle-related, net	8,606	7,072
Timeshare-related, net	2,645	2,385
Vacation rental	221	254
Mortgage loans held for sale	–	1,981
Mortgage servicing rights, net	–	1,608
Other	9	148

	12,478	14,698

Total assets	$35,427	$42,570

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$4,223	$4,009
Current portion of long-term debt	2,232	739
Liabilities of discontinued operations	616	5,274
Deferred income	373	335

Total current liabilities	7,444	10,357

Long-term debt	2,582	3,591
Deferred income	277	285
Other non-current liabilities	1,274	1,261

Total liabilities exclusive of liabilities under programs	11,577	15,494

Liabilities under management programs:
Debt	3,675	6,219
Debt due to Cendant Rental Car Funding (AESOP) LLC—related party	7,063	5,935
Deferred income taxes	1,897	2,200
Other	–	27

	12,635	14,381

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	–	–
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,345,336,836 and 1,333,462,545 shares	13	13
Additional paid-in capital	12,420	12,091
Deferred compensation	(473)	(301)
Retained earnings	5,524	6,179
Accumulated other comprehensive income	120	274
CD treasury stock, at cost—320,958,762 and 282,135,978 shares	(6,389)	(5,561)

Total stockholders’ equity	11,215	12,695

Total liabilities and stockholders’ equity	$35,427	$42,570

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,

	2005	2004

Operating Activities
Net income	$805	$1,725
Adjustments to arrive at income from continuing operations	103	(609)

Income from continuing operations	908	1,116
Adjustments to reconcile income from continuing operations to net cash provided by operating activities exclusive of management programs:
PHH valuation charge	180	–
Non-program related depreciation and amortization	411	341
Amortization of pendings and listings	12	13
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(134)	13
Income taxes and deferred income taxes	405	421
Accounts payable and other current liabilities	52	(121)
Other, net	50	2

Net cash provided by operating activities exclusive of management programs	1,884	1,785

Management programs:
Vehicle depreciation	863	703
Amortization and impairment of mortgage servicing rights	101	386
Net loss on mortgage servicing rights and related derivatives	(83)	(70)
Origination of timeshare-related assets	(809)	(848)
Principal collection of investment in timeshare-related assets	490	462
Origination of mortgage loans	(2,062)	(28,772)
Proceeds on sale of and payments from mortgage loans held for sale	2,150	29,137
Other	7	(12)

	657	986

Net cash provided by operating activities	2,541	2,771

Investing Activities
Property and equipment additions	(303)	(280)
Net assets acquired, net of cash acquired, and acquisition-related payments	(1,794)	(402)
Proceeds received on asset sales	43	29
Proceeds from dispositions of businesses, net of transaction-related payments	969	821
Other, net	101	118

Net cash provided by (used in) investing activities exclusive of management programs	(984)	286

Management programs:
(Increase) decrease in program cash	(65)	8
Investment in vehicles	(8,463)	(7,778)
Payments received on investment in vehicles	6,143	6,377
Equity advances on homes under management	(3,905)	(3,565)
Repayment of advances on homes under management	3,748	3,503
Additions to mortgage servicing rights	(23)	(401)
Cash received on derivatives related to mortgage servicing rights, net	44	132
Other, net	(21)	54

	(2,542)	(1,670)

Net cash used in investing activities	(3,526)	(1,384)

Financing Activities
Proceeds from borrowings	165	25
Principal payments on borrowings	(156)	(1,336)
Net short-term borrowings	461	–
Issuances of common stock	228	1,347
Repurchases of common stock	(1,018)	(1,153)
Payment of dividends	(309)	(237)
Cash reduction due to spin-off of PHH	(259)	–
Other, net	8	(23)

Net cash used in financing activities exclusive of management programs	(880)	(1,377)

Management programs:
Proceeds from borrowings	9,627	9,201
Principal payments on borrowings	(7,926)	(8,798)
Net change in short-term borrowings	98	50
Other, net	(22)	(19)

	1,777	434

Net cash provided by (used in) financing activities	897	(943)

Effect of changes in exchange rates on cash and cash equivalents	(44)	4
Cash provided by discontinued operations	21	361

Net increase (decrease) in cash and cash equivalents	(111)	809
Cash and cash equivalents, beginning of period	467	746

Cash and cash equivalents, end of period	$356	$1,555

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2005	1,333	$13	$12,091	$(301)	$6,179	$274	(282)	$(5,561)	$12,695

Comprehensive income:

Net income	–	–	–	–	805	–	–	–

Currency translation adjustment, net of tax of $(47)	–	–	–	–	–	(145)	–	–

Unrealized gains on cash flow hedges, net of tax of $16	–	–	–	–	–	26	–	–

Reclassification for realized holding gains on available-for-sale securities, net of tax of $(9)	–	–	–	–	–	(14)	–	–

Minimum pension liability adjustment, net of tax of $(7)	–	–	–	–	–	(10)	–	–

Total comprehensive income									662

Net activity related to restricted stock units	–	–	174	(172)	–	–	3	53	55

Exercise of stock options	12	–	86	–	–	–	6	124	210

Tax benefit from exercise of stock options	–	–	60	–	–	–	–	–	60

Repurchases of CD common stock	–	–	–	–	–	–	(48)	(1,018)	(1,018)

Payment of dividends	–	–	–	–	(309)	–	–	–	(309)

Dividend of PHH Corporation	–	–	–	–	(1,639)	(11)	–	–	(1,650)

Adjustment to offset PHH valuation charge included in net income	–	–	–	–	488	–	–	–	488

Other	–	–	9	–	–	–	–	13	22

Balance at September 30, 2005	1,345	$13	$12,420	$(473)	$5,524	$120	(321)	$(6,389)	$11,215

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

●
Hospitality Services—facilitates the exchange of vacation ownership interests, franchises nine lodging brands (including the Wyndham brand acquired on October 11, 2005) and markets vacation rental properties.

●	Timeshare Resorts—develops and sells vacation ownership interests, provides consumer financing to individuals purchasing these interests and manages resort properties.

●	Vehicle Rental—operates and franchises the Company’s car and truck rental brands.

●	Travel Distribution Services—provides global distribution services for the travel industry, corporate and consumer online travel services and travel agency services.

●	Mortgage Services—provided home buyers with mortgage lending services through January 2005 (See Note 16—Spin-off of PHH Corporation).

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

The Company adopted the above segment reporting structure in 2005 as a result of a reevaluation performed subsequent to (i) the completion of an initial public offering (“IPO”) of Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”) in June 2004, for which the Company raised approximately $770 million in proceeds; (ii) the completion of a spin-off of the Company’s mortgage, fleet leasing and appraisal businesses in January 2005 in a distribution of the common stock of PHH Corporation (“PHH”) to the Company’s stockholders (a more detailed description of this transaction can be found in Note 16— Spin-off of PHH Corporation); (iii) the completion of an IPO of Wright Express Corporation (“Wright Express”) in February 2005, for which the Company raised approximately $965 million in proceeds; and (iv) the formal approval by the Company’s Board of Directors in March 2005 to dispose of its Marketing Services division, which was comprised of the Company’s individual membership and loyalty/insurance marketing businesses. The Company completed the sale of its Marketing Services division for approximately $1.8 billion on October 17, 2005 (see Note 17—Subsequent Events).

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

Recently Issued Accounting Pronouncements

Conditional Asset Retirement Obligations. On March 30, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. The Company will adopt the provisions of FIN 47 in fourth quarter 2005, as required. The Company does not expect such adoption to significantly affect its earnings, financial position or cash flows.

Timeshare Transactions. In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” in connection with the previous issuance of the American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). The Company will adopt the provisions of SFAS No. 152 and SOP 04-2 effective January 1, 2006, as required, and anticipates recording an after tax charge in the range of $80 million to $110 million on such date as a cumulative effect of an accounting change. The Company is evaluating actions that may mitigate such impact. There is no expected impact to cash flows from the adoption.

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

2.	Discontinued Operations

Summarized statement of income data for discontinued operations are as follows:

Three Months Ended September 30, 2005

		Marketing
	Wright	Services
	Express (*)	Division	Total

Net revenues	$–	$341	$341

Income before income taxes	$–	$67	$67
Provision for income taxes	–	24	24

Income from discontinued operations, net of tax	$–	$43	$43

Gain on disposal of discontinued operations	$5	$–	$5
Provision for income taxes	2	–	2

Gain on disposal of discontinued operations, net of tax	$3	$–	$3

(*)
Represents a payment received from Wright Express in connection with a tax receivable agreement pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. The Company currently expects such payments to aggregate over $400 million pretax and has received $11 million as of September 30, 2005. However, the actual amount and timing of receipt of such payments are dependent upon a number of factors, including whether Wright Express earns sufficient future taxable income to realize the full tax benefit of the amortization of certain assets.

Three Months Ended September 30, 2004

		Fleet and	Marketing
	Wright	Appraisal	Services
	Express	Businesses	Division	Total

Net revenues	$47	$426	$389	$862

Income before income taxes	$21	$31	$103	$155
Provision for income taxes	8	12	39	59

Income from discontinued operations, net of tax	$13	$19	$64	$96

Nine Months Ended September 30, 2005 (*)

		Fleet and	Marketing
	Wright	Appraisal	Services
	Express (a)	Businesses (b)	Division	Total

Net revenues	$29	$134	$1,011	$1,174

Income (loss) before income taxes	$(7)	$7	$86	$86
Provision (benefit) for income taxes	(3)	28	33	58

Income (loss) from discontinued operations, net of tax	$(4)	$(21)	$53	$28

Gain (loss) on disposal of discontinued operations	$511	$(312)	$–	$199
Provision for income taxes	330	–	–	330

Gain (loss) on disposal of discontinued operations, net of tax	$181	$(312)	$–	$(131)

(*)	Results for Wright Express and the fleet and appraisal businesses are through the dates of disposition.
(a)
Includes a payment received from Wright Express in connection with a tax receivable agreement pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. The Company currently expects such payments to aggregate over $400 million pretax and has received $11 million as of September 30, 2005. However, the actual amount and timing of receipt of such payments are dependent upon a number of factors, including whether Wright Express earns sufficient future taxable income to realize the full tax benefit of the amortization of certain assets.

(b)	The provision for income taxes reflects a $24 million charge associated with separating the appraisal business from the Company in connection with the spin-off.

Nine Months Ended September 30, 2004 (*)

			Fleet and	Marketing
	Jackson	Wright	Appraisal	Services
	Hewitt	Express	Businesses	Division (a)	Total

Net revenues	$194	$137	$1,208	$1,098	$2,637

Income before income taxes	$106	$60	$80	$234	$480
Provision (benefit) for income taxes	42	22	31	(26)	69

Income from discontinued operations, net of tax	$64	$38	$49	$260	$411

Gain on disposal of discontinued operations	$251	$–	$–	$–	$251
Provision for income taxes	53	–	–	–	53

Gain on disposal of discontinued operations, net of tax	$198	$–	$–	$–	$198

(*)	Results for Jackson Hewitt are through the date of disposition.
(a)
The benefit for income taxes reflects the reversal of a valuation allowance of $121 million by TRL Group associated with federal and state deferred tax assets, partially offset by a $13 million cash payment the Company made to TRL Group in connection with the January 2004 contract termination transaction.

Summarized balance sheet data for discontinued operations are as follows:

	As of
	September 30,
	2005	As of December 31, 2004

	Marketing		Fleet and	Marketing
	Services	Wright	Appraisal	Services
	Division	Express	Businesses	Division	Total

Assets of discontinued operations:
Current assets	$427	$72	$334	$388	$794
Property and equipment, net	109	37	36	84	157
Goodwill	254	135	447	256	838
Assets under management programs	–	419	3,958	–	4,377
Other assets	333	22	99	352	473

Total assets of discontinued operations	$1,123	$685	$4,874	$1,080	$6,639

Liabilities of discontinued operations:
Current liabilities	$602	$213	$219	$738	$1,170
Liabilities under management programs	–	215	3,838	–	4,053
Other liabilities	14	6	25	20	51

Total liabilities of discontinued operations	$616	$434	$4,082	$758	$5,274

Summarized statement of cash flow data for discontinued operations are as follows:

	Nine Months Ended
	September 30,

	2005	2004

Net cash provided by (used in) discontinued operations for:
Operating activities	$233	$1,281
Investing activities	(213)	(981)
Financing activities	4	60
Effect of exchange rate changes	(3)	1

Cash provided by discontinued operations	$21	$361

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Income from continuing operations	$453	$497	$908	$1,116
Income from discontinued operations	43	96	28	411
Gain (loss) on disposal of discontinued operations:
PHH valuation and transaction-related charges	–	–	(312)	–
Gain on disposal	3	–	181	198

Net income	$499	$593	$805	$1,725

Basic weighted average shares outstanding	1,037	1,036	1,047	1,024
Stock options, warrants and restricted stock units (*)	20	28	22	32
Convertible debt	–	–	–	3

Diluted weighted average shares outstanding	1,057	1,064	1,069	1,059

Earnings per share:
Basic
Income from continuing operations	$0.44	$0.48	$0.87	$1.09
Income from discontinued operations	0.04	0.09	0.03	0.40
Gain on disposal of discontinued operations:
PHH valuation and transaction-related charges	–	–	(0.30)	–
Gain on disposal	–	–	0.17	0.20

Net income	$0.48	$0.57	$0.77	$1.69

Diluted
Income from continuing operations	$0.43	$0.47	$0.85	$1.05
Income from discontinued operations	0.04	0.09	0.02	0.39
Gain on disposal of discontinued operations:
PHH valuation and transaction-related charges	–	–	(0.29)	–
Gain on disposal	–	–	0.17	0.19

Net income	$0.47	$0.56	$0.75	$1.63

(*)	Excludes restricted stock units for which performance based vesting criteria have not been achieved.

The following table summarizes the Company’s outstanding common stock equivalents that were antidilutive and therefore excluded from the computation of diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Options (a)	38	24	38	24
Upper DECS (b)	–	19	–	32

(a)
The increase in the number of antidilutive options for third quarter 2005 represents approximately 14 million options that became “in-the-money” between $20.97 (the average stock price for third quarter 2005) and $21.54 (the average stock price for the same period in 2004). The increase for the nine-month period in 2005 represents approximately 14 million options that became “in-the-money” between $21.20 (the average stock price for the nine months ended September 30, 2005) and $22.03 (the average stock price for the same period in 2004). The weighted average exercise price for antidilutive options for the three months ended September 30, 2005 and 2004 was $25.86 and $29.71, respectively. The weighted average exercise price for antidilutive options for the nine months ended September 30, 2005 and 2004 was $25.87 and $29.73, respectively.

(b)
Represents the shares that were issuable under the forward purchase contract component of the Company’s Upper DECS securities prior to the settlement of such securities on August 17, 2004, at which time the Company issued 38 million shares of Cendant common stock. Diluted EPS for the three and nine months ended September 30, 2004 does not reflect these shares, as the Upper DECS were antidilutive during such periods (since the appreciation price of $28.42 was greater than the average price of Cendant common stock).

4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Condensed Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Condensed Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Company’s Consolidated Condensed Balance Sheets as adjustments to the purchase price or on the Company’s Consolidated Condensed Statements of Income as expenses, as appropriate.

Wyndham Worldwide. On September 14, 2005, the Company announced that it had signed a definitive agreement to acquire the management and franchise business of the Wyndham hotel chain for approximately $100 million in cash. The acquisition includes franchise agreements, management contracts and the Wyndham brand, which may be used in the Company’s lodging and timeshare businesses. The Company completed this acquisition on October 11, 2005 (see Note 17 — Subsequent Events).

Gullivers Travel Associates. On April 1, 2005, the Company completed the acquisition of Donvand Limited, which operates under the name of Gullivers Travel Associates, and Octopus Travel Group Limited (collectively, “Gullivers”). Gullivers is a wholesaler of hotel rooms, destination services, travel packages and group tours and a global online provider of lodging and destination services. Management believes that this acquisition positions the Company as a worldwide leader in the global online travel intermediary space. The preliminary allocation of the purchase price is summarized as follows:

Amount

Cash consideration	$1,202
Transaction costs and expenses	12

Total purchase price	1,214
Less: Historical value of assets acquired in excess of liabilities assumed	77
Less: Fair value adjustments	247

Excess purchase price over fair value of assets acquired and liabilities assumed	$890

The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Amount

Allocation of purchase price to intangible assets (a)	$360
Deferred tax liability for book-tax basis differences	(109)
Costs associated with exiting activities (b)	(4)

$247

(a)
Represents (i) $142 million of indefinite-lived trademarks associated with the Company’s exclusive right to use the Gullivers name, (ii) $185 million of customer relationships with an estimated weighted average life of 14 years and (iii) $33 million of other intangible assets with an estimated weighted average life of 20 years.

(b)
As part of the acquisition, the Company’s management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Gullivers, which will be achieved through the involuntary termination of certain Gullivers employees. The Company formally communicated the termination of employment to approximately 14 employees, principally representing certain members of senior management, and as of September 30, 2005, all of these employees had been terminated. As a result of these actions, the Company established personnel-related liabilities of $4 million. As of September 30, 2005, substantially all of the personnel-related liabilities had been paid.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of Gullivers:

Amount

Cash	$157
Other current assets	141
Property and equipment	54
Intangible assets	360
Goodwill	890

Total assets acquired	1,602

Total current liabilities	264
Total non-current liabilities	124

Total liabilities assumed	388

Net assets acquired	$1,214

The goodwill, none of which is expected to be deductible for tax purposes, was assigned to the Company’s Travel Distribution Services segment. As previously discussed, the preliminary allocation of the purchase price is subject to revision as analyses are finalized. The Company continues to gather information and consult with third party experts concerning the valuation of the assets acquired and liabilities assumed (including the identified intangible assets and their associated lives). This acquisition was not significant to the Company’s results of operations, financial position or cash flows.

ebookers plc. On February 28, 2005, the Company acquired ebookers plc (“ebookers”), a travel agency with Web sites servicing 13 European countries offering a wide range of discount and standard price travel products including airfares, hotels, car rentals, cruises and travel insurance. Management believes that this acquisition enhances the Company’s role in the global online travel intermediary space. The preliminary allocation of the purchase price is summarized as follows:

Amount

Cash consideration	$444
Transaction costs and expenses	10

Total purchase price	454
Plus: Historical value of liabilities assumed in excess of assets acquired	33
Less: Fair value adjustments	118

Excess purchase price over fair value of assets acquired and liabilities assumed	$369

The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Amount

Allocation of purchase price to intangible assets (a)	$187
Deferred tax liability for book-tax basis differences	(36)
Costs associated with exiting activities (b)	(13)
Other fair value adjustments	(20)

$118

(*)
Represents (i) $135 million of indefinite-lived trademarks associated with the Company’s exclusive right to use the ebookers names, (ii) $41 million of customer relationships with an estimated weighted average life of five years and (iii) $11 million of other intangible assets with an estimated weighted average life of 10 years.

(b)
As part of the acquisition, the Company’s management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and ebookers, which will be achieved through the involuntary termination of certain ebookers employees and the termination of certain lease obligations. The Company formally communicated the termination of employment to approximately 110 employees, representing a wide range of employee groups, and as of September 30, 2005, substantially all of these employees had been terminated. As a result of these actions, the Company established personnel-related and facility-related liabilities of $7 million and $6 million, respectively. As of September 30, 2005, cash payments of $5 million have been made to reduce the personnel-related liability and $1 million of other adjustments were made to reduce the facility-related liability. Accordingly, as of September 30, 2005, the remaining balances for the personnel-related liability and the facility-related liability were $2 million and $5 million, respectively. The Company anticipates the remainder of the personnel-related costs will be paid in 2005 and the remainder of the lease termination costs will be paid by 2009.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of ebookers:

Amount

Cash	$82
Other current assets	32
Property and equipment	24
Intangible assets	187
Goodwill	369
Other non-current assets	13

Total assets acquired	707

Total current liabilities	157
Total non-current liabilities	96

Total liabilities assumed	253

Net assets acquired	$454

The goodwill, all of which is expected to be deductible for tax purposes, was assigned to the Company’s Travel Distribution Services segment. As previously discussed, the preliminary allocation of the purchase price is subject to revision as analyses are finalized. The Company continues to gather information and consult with third party experts concerning the valuation of the assets acquired and liabilities assumed (including the identified intangible assets and their associated lives). This acquisition was not significant to the Company’s results of operations, financial position or cash flows.

Other. During 2005, the Company also acquired 26 real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for approximately $183 million of cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $157 million that was assigned to the Company’s Real Estate Services segment. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. In addition, the Company acquired 30 other individually non-significant businesses during 2005 for aggregate consideration of approximately $90 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $34 million that was assigned to the Company’s Timeshare Resorts ($20 million), Travel Distribution Services ($8 million), Hospitality Services ($4 million) and Real Estate Services ($2 million) segments. These acquisitions were not significant to the Company’s results of operations, financial position or cash flows.

2004 Acquisition

Orbitz, Inc. On November 12, 2004, the Company acquired Orbitz, Inc. (“Orbitz”), an online travel company. Management believes that the addition of Orbitz to the Company’s portfolio of travel distribution businesses placed the Company in a leading position in the domestic online travel distribution business.

The preliminary allocation of the purchase price as of September 30, 2005 is summarized as follows:

Amount

Cash consideration	$1,223
Fair value of converted options	1
Transaction costs and expenses	28

Total purchase price	1,252
Less: Historical value of assets acquired in excess of liabilities assumed	204
Less: Fair value adjustments (*)	426

Excess purchase price over fair value of assets acquired and liabilities assumed	$622

(*)	Reflects an increase of $95 million from the December 31, 2004 amount. Such change principally relates to greater value assigned to identifiable intangible assets and property and equipment.

The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Amount

Allocation of purchase price to identifiable intangible assets (a)	$261
Deferred tax assets for book-tax basis differences	463
Costs associated with exiting activities (b)	(22)
Fair value adjustments to:
Assets acquired	35
Liabilities assumed (c)	(311)

$426

(a)
Represents (i) $209 million of indefinite-lived trademarks associated with the Company’s exclusive right to use the Orbitz name and (ii) $52 million of customer relationships with a weighted average life of eight years.

(b)
As part of the acquisition, the Company’s management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Orbitz, which will be achieved through the involuntary termination of certain Orbitz employees and the consolidation of facilities. The Company formally communicated the termination of employment to approximately 40 employees, representing a wide range of employee groups, and as of September 30, 2005, the Company had terminated all of these employees. As a result of these actions, the Company established personnel-related and facility-related liabilities of $15 million and $7 million, respectively. As of September 30, 2005, cash payments and other reductions of $14 million and $1 million, respectively, of which $6 million and $1 million, respectively, were recorded during the nine months ended September 30, 2005, had been made to reduce the personnel-related liability. As such, all personnel-related liabilities have been paid. No payments or reductions have been made to the facility-related liability; however, the Company anticipates the remainder of the facility-related costs will be paid by 2009.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of Orbitz:

Amount

Cash	$160
Other current assets	72
Property and equipment	58
Intangible assets	261
Goodwill	622
Other non-current assets	510

Total assets acquired	1,683

Total current liabilities	103
Total non-current liabilities	328

Total liabilities assumed	431

Net assets acquired	$1,252

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

Acquisition and Integration Related Costs

During the three and nine months ended September 30, 2005, the Company incurred acquisition and integration related costs of $14 million and $41 million, respectively, of which $6 million and $12 million, respectively, represented amortization of its contractual pendings and listings intangible assets acquired in connection with the acquisitions of real estate brokerages. The remaining costs during the three and nine months ended September 30, 2005 of $8 million and $29 million, respectively, were incurred principally to integrate and combine the operations and Internet booking technology at the Company’s Orbitz, ebookers, Gullivers and Cheaptickets.com businesses.

During third quarter 2004, the Company recorded a net credit of $4 million in connection with acquisition and integration related costs, which comprised a $12 million reversal of a previously established accrual, partially offset by $5 million of non-cash amortization expense relating to the contractual pendings and listings intangible asset and $3 million of costs primarily associated with the integration of Budget’s information technology systems with the Company’s platform and the integration of real estate brokerages acquired by NRT. The $12 million reversal represents the termination of a lease on more favorable terms than originally anticipated. The nine month results for 2004 further reflect an additional

$8 million of non-cash amortization of the contractual pendings and listings intangible asset and an additional $5 million of costs primarily related to the integration of Budget’s information technology systems with the Company’s platform and the integration of real estate brokerages acquired by NRT.

5.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2005			As of December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets (*)
Franchise agreements	$1,135	$389	$746	$1,154	$366	$788
Customer lists	435	146	289	427	125	302
Customer relationships	284	21	263	43	1	42
Below market contracts acquired	42	9	33	56	12	44
License agreement	47	3	44	47	2	45
Other	95	15	80	58	9	49

	$2,038	$583	$1,455	$1,785	$515	$1,270

Unamortized Intangible Assets (*)
Goodwill	$12,275			$11,087

Trademarks	$1,690			$1,338

(*)
The change in the balance at September 30, 2005 principally relates to the preliminary allocation of the purchase price of Gullivers, ebookers and Orbitz to intangible assets. The Company continues to gather information and consult with third party experts concerning the valuation and associated lives of the acquired intangible assets.

The changes in the carrying amount of goodwill are as follows:

		Goodwill		Adjustments
	Balance at	Acquired		to Goodwill		Foreign		Balance at
	January 1,	during		Acquired		Exchange and		September 30,
	2005	2005		during 2004		Other		2005

Real Estate Services	$2,913	$159	(a)	$5	(e)	$13	(h)	$3,090
Hospitality Services	1,320	4	(b)	20	(f)	(40	) (i)	1,304
Timeshare Resorts	1,305	20	(c)	–		1		1,326
Vehicle Rental	2,132	–		–		(2	) (j)	2,130
Travel Distribution Services	3,353	1,267	(d)	(106	) (g)	(89	) (i)	4,425
Mortgage Services	64	–		–		(64	) (k)	–

Total Company	$11,087	$1,450		$(81)		$(181)		$12,275

(a)	Primarily relates to the acquisitions of real estate brokerages by NRT (January 2005 and forward).
(b)	Primarily relates to the acquisition of a vacation rental company (March 2005).
(c)	Relates to the acquisition of a timeshare resort business (August 2005).
(d)	Primarily relates to the acquisition of ebookers and Gullivers (see Note 4— Acquisitions).
(e)	Relates to the acquisitions of real estate brokerages by NRT (January 2004 to December 2004), including earnout payments.
(f)	Primarily relates to the acquisitions of Landal GreenParks (May 2004) and Ramada International, Inc. (December 2004).
(g)	Primarily relates to the acquisition of Orbitz (see Note 4— Acquisitions).
(h)
Primarily relates to earnout payments for acquisitions of real estate brokerages by NRT prior to 2004 and the reallocation to the Real Estate Services segment of goodwill recorded within the Mortgage Services segment at December 31, 2004 as a result of the spin-off of PHH.

(i)	Primarily relates to foreign exchange translation adjustments.
(j)	Relates to changes in tax basis of acquired assets.
(k)	Represents goodwill of the Company’s mortgage business, which was disposed of on January 31, 2005 (see Note 16— Spin-off of PHH Corporation).

Amortization expense relating to all intangible assets was as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Franchise agreements	$9	$9	$26	$27
Customer lists	6	6	18	18
Customer relationships	8	–	21	1
Below market contracts acquired	1	2	3	3
License agreement	–	1	1	2
Other (*)	8	6	16	16

Total	$32	$24	$85	$67

(*)
Includes pendings and listings amortization expense during the three months ended September 30, 2005 and 2004 of $6 million and $5 million, respectively, and during the nine months ended September 30, 2005 and 2004 of $12 million and $13 million, respectively.

Based on the Company’s amortizable intangible assets as of September 30, 2005, the Company expects related amortization expense for the remainder of 2005 and the five succeeding fiscal years to approximate $40 million, $100 million, $90 million, $80 million, $80 million and $70 million, respectively.

6.	Restructuring and Transaction-Related Charges

During the three and nine months ended September 30, 2005, the Company recorded $1 million and $52 million, respectively, of restructuring and transaction-related charges, of which $1 million and $49 million, respectively, were incurred as a result of restructuring activities undertaken following the PHH spin-off and the IPO of Wright Express and $3 million relates to transaction costs incurred during the nine months ended September 30, 2005 in connection with the PHH spin-off.

 Restructuring Charges

During first quarter 2005, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction include the closure of a call center and field locations of the Company’s truck rental business, consolidation of processes and offices in the Company’s real estate brokerage business and reductions in staff within the Travel Distribution Services and Hospitality Services segments and the Company’s corporate functions. In connection with the first quarter 2005 action, the Company expects to record a total charge of approximately $50 million, of which $43 million is anticipated to be cash, most of which the Company expects to pay during 2005. The Company recorded restructuring charges of $1 million and $49 million in the three and nine months ended September 30, 2005, respectively, and estimates that throughout the remainder of 2005, its Real Estate Services segment will incur additional charges of $1 million representing facility consolidation and employee relocation costs.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related (a)	Related (b)	Impairments (c)	Total

Initial charge	$38	$9	$2	$49
Cash payments	(30)	(3)	–	(33)
Other reductions (d)	(5)	–	(2)	(7)

Balance at September 30, 2005	$3	$6	$–	$9

(a)
The initial charge primarily represents severance benefits resulting from the reductions in staff. The Company formally communicated the termination of employment to approximately 900 employees, representing a wide range of employee groups. As of September 30, 2005, the Company had terminated substantially all of these employees.

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

Total restructuring charges are expected to be recorded as follows:

			Cash	Liability
	Costs		Payments/	as of
	Expected to	Costs	Other	September 30,
	be Incurred	Incurred	Reductions	2005

Real Estate Services	$7	$6	$(4)	$2
Hospitality Services	5	5	(5)	–
Timeshare Resorts	1	1	(1)	–
Vehicle Rental	8	8	(3)	5
Travel Distribution Services	11	11	(9)	2
Corporate and Other	18	18	(18)	–

	$50	$49	$(40)	$9

7.	Vehicle Rental Activities

The components of the Company’s vehicle-related assets under management programs are as follows:

	As of	As of
	September 30,	December 31,
	2005	2004

Rental vehicles	$8,685	$6,997
Vehicles held for sale	75	49

	8,760	7,046
Less: Accumulated depreciation	(955)	(671)

Total investment in vehicles, net	7,805	6,375
Plus: Investment in Cendant Rental Car Funding (AESOP) LLC	378	349
Plus: Receivables from manufacturers	423	348

Total vehicle-related, net	$8,606	$7,072

The components of vehicle depreciation, lease charges and interest, net are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Depreciation expense	$330	$253	$863	$703
Interest expense, net	87	65	227	194
Lease charges	16	15	51	42
(Gain) loss on sales of vehicles, net	(5)	9	(15)	(4)

	$428	$342	$1,126	$935

8.	Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2005 is 37.8%. Such rate differs from the Federal statutory rate of 35.0% primarily due to (i) an increase associated with the non-deductibility of the $180 million valuation charge associated with the PHH spin-off, (ii) an increase associated with a one-time tax expense of $39 million associated with the planned repatriation of $569 million of unremitted foreign earnings and (iii) a decrease associated with a tax benefit of $55 million related to asset basis differences.

The Company expects to utilize a substantial portion of its net operating loss carryforwards within the next 12 months and, therefore, reclassified a corresponding amount of its non-current deferred tax assets to current deferred tax assets during 2005.

9.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2005	2004

Accounts payable	$1,085	$926
Income taxes payable	754	612
Accrued payroll and related	559	615
Accrued legal settlements	308	189
Accrued advertising and marketing	208	195
Acquisition and integration-related	92	165
Accrued interest	67	219
Other	1,150	1,088

	$4,223	$4,009

10.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

		As of	As of
	Maturity	September 30,	December 31,
	Date	2005	2004

6 7/8% notes	August 2006	$850	$850
4.89% notes	August 2006	100	100
6 1/4% notes	January 2008	798	797
6 1/4% notes	March 2010	349	349
7 3/8% notes	January 2013	1,191	1,191
7 1/8% notes	March 2015	250	250
Revolver borrowings (a)	November 2009	381	650
Commercial paper borrowings (b)		800	–
Net hedging gains (losses) (c)		(25)	17
Other		120	126

Total long-term debt		4,814	4,330
Less: Current portion (d)		2,232	739

Long-term debt		$2,582	$3,591

(a)
The change in the balance at September 30, 2005 primarily represents borrowings utilized to fund a portion of the purchase price of Gullivers, offset by repayments funded with commercial paper borrowings.

(b)
The balance as of September 30, 2005 represents borrowings under the Company’s $1.0 billion commercial paper program, which the Company commenced on April 1, 2005. The funds from this issuance were used to refinance a portion of the then-outstanding revolver borrowings at more favorable interest rates. Such borrowings are due in October 2005 and currently bear interest at a weighted average rate of 4%. Generally, the Company refinances maturing borrowings under this program with additional commercial paper issuances.

(c)
As of September 30, 2005, this balance represents $139 million of mark-to-market adjustments on current interest rate hedges, partially offset by $114 million of net gains resulting from the termination of interest rate hedges, which will be amortized by the Company to reduce future interest expense. As of December 31, 2004, the balance represents $138 million of net gains resulting from the termination of interest rate hedges, partially offset by $121 million of mark-to-market adjustments on current interest rate hedges.

(d)
The balance as of September 30, 2005 includes (i) $850 million and $100 million of borrowings under the Company’s 6 7/8% and 4.89% notes, respectively, due in August 2006, (ii) $800 million of borrowings under the Company’s $1.0 billion commercial paper program and (iii) $381 million of borrowings under the Company’s $3.5 billion revolving credit facility. The balance as of December 31, 2004 includes $650 million of borrowings under the Company’s $3.5 billion revolving credit facility.

Aggregate maturities of debt are as follows:

As of
September 30,
2005

Within 1 year (*)	$2,232
Between 1 and 2 years	21
Between 2 and 3 years	801
Between 3 and 4 years	1
Between 4 and 5 years	334
Thereafter	1,425

$4,814

(*)
Includes (i) $850 million and $100 million of borrowings under the Company’s 6 7/8% and 4.89% notes, respectively, due in August 2006, (ii) $800 million of borrowings under the Company’s $1.0 billion commercial paper program due in October 2005 and (iii) $381 million of borrowings under the Company’s $3.5 billion revolving credit facility, which matures in 2009, as discussed below, due to the Company’s intent to repay such borrowings prior to September 30, 2006.

At September 30, 2005, the committed credit facilities and commercial paper program available to the Company at the corporate level were as follows:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity

Revolving credit facility and commercial paper program (a)	$3,500	$1,181	$1,308	$1,011
Letter of credit facility (b)	303	–	303	–

(a)
Outstanding borrowings include (i) $800 million under the Company’s $1.0 billion commercial paper program, which are due in October 2005, and (ii) $381 million under the Company’s $3.5 billion revolving credit facility, which has a final maturity date of November 2009. The $1.0 billion commercial paper program is fully supported by the Company’s $3.5 billion revolving credit facility; accordingly, outstanding borrowings thereunder effectively reduce availability under the $3.5 billion revolving credit facility by a corresponding amount. In addition to the letters of credit issued as of September 30, 2005, the revolving credit facility contains the committed capacity to issue an additional $442 million in letters of credit. The letters of credit outstanding under this facility at September 30, 2005 were issued primarily to support the Company’s vehicle rental businesses.

(b)	Final maturity date is July 2010.

As of September 30, 2005, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

Certain of the Company’s debt instruments and credit facilities contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At September 30, 2005, the Company was in compliance with all restrictive and financial covenants. The Company’s debt instruments permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds. The Company’s credit facilities permit the loans made thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s debt instruments subject to materiality thresholds.

11.	Debt Under Management Programs and Borrowing Arrangements

Debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) consisted of:

	As of	As of
	September 30,	December 31,
	2005	2004

Asset-Backed Debt:
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (a)	$7,063	$5,935
Other (b)	1,049	792
Mortgage program (c)	–	1,306
Timeshare program (d)	1,746	1,473
Relocation program (e)	668	400
Vacation rental program	212	251

	10,738	10,157

Unsecured Debt: (f)
Term notes	–	1,833
Commercial paper	–	130
Other	–	34

	–	1,997

Total debt under management programs	$10,738	$12,154

(a)
The change in the balance at September 30, 2005 principally reflects the issuance of fixed and floating rate asset-backed notes at various interest rates to support the acquisition of vehicles used in the Company’s vehicle rental business.

(b)
The change in the balance at September 30, 2005 reflects borrowings under the Company’s truck financing program and its revolving credit agreements to support the acquisition of vehicles used in the Company’s vehicle rental business.

(c)	Represents a borrowing arrangement of the Company’s former mortgage business, which was spun-off with PHH in January 2005.
(d)
The change in the balance at September 30, 2005 principally reflects the issuance of $300 million of term notes bearing interest at 4.67% and $225 million of term notes bearing interest at one-month LIBOR plus 18 basis points, both of which have estimated maturity dates in 2010. Such additional borrowings were partially offset by repayments of approximately $240 million of term notes.

(e)
The change in the balance at September 30, 2005 principally reflects the issuance of variable funding notes maturing in February 2006 and additional borrowings under a conduit facility. Also, in September 2005, the Company issued $65 million of debt under a separate conduit facility, which has a three year term and an interest rate of UK LIBOR plus 25 basis points. Such increases were partially offset by the repayment of approximately $400 million of term notes that matured in first quarter 2005.

(f)	The balances at December 31, 2004 represent unsecured borrowings of the Company’s former PHH subsidiary, which was spun-off in January 2005.

The following table provides the contractual maturities for debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLP) at September 30, 2005 (except for notes issued under the Company’s timeshare program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management programs and for which estimates of repayments have been used):

As of
September 30,
2005

Within 1 year	$3,722
Between 1 and 2 years	2,395
Between 2 and 3 years	1,875
Between 3 and 4 years	952
Between 4 and 5 years	951
Thereafter	843

$10,738

As of September 30, 2005, available funding under the Company’s asset-backed debt programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC related to the Company’s management programs) consisted of:

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity

Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (b)	$8,464	$7,063	$1,401
Other (c)	1,354	1,049	305
Timeshare program (d)	2,392	1,746	646
Relocation program (e)	851	668	183
Vacation rental program (f)	220	212	8

	$13,281	$10,738	$2,543

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $7.6 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(c)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(d)	The outstanding debt is collateralized by approximately $2.9 billion of timeshare-related assets. Borrowings under the Company’s asset-linked facility ($525 million) are also recourse to Cendant.
(e)	The outstanding debt is collateralized by $829 million of underlying relocation receivables and related assets.
(f)
The outstanding debt consists of $143 million of capital leases and $69 million of bank debt. The bank debt is collateralized by $119 million of land and related vacation rental assets. The capital lease obligations have corresponding assets classified within assets under management programs on the Company’s Consolidated Condensed Balance Sheet as of September 30, 2005.

Certain of the Company’s debt instruments and credit facilities related to its management programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At September 30, 2005, the Company was in compliance with all financial covenants of its debt instruments and credit facilities related to management programs.

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

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $80 million recorded on its Consolidated Condensed Balance Sheet as of September 30, 2005 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of $80 million could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, patents, environmental issues and other commercial, employment and tax matters. Such matters include but are not limited to: (i) various suits brought against the Company’s membership businesses, including its Trilegiant, TRL Group and Marketing Services subsidiaries, by individual consumers and state regulatory authorities seeking monetary and/or injunctive relief relating to the marketing of such subsidiaries’ membership programs and inquiries from state regulatory authorities related to such programs, (ii) claims by the purchaser of a business formerly owned by the Company’s Avis subsidiary and (iii) various suits relating to wages paid to sales representatives at the Company’s timeshare resort business. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.

The Company has provided certain guarantees to subsidiaries of PHH, which, as previously discussed, was spun-off during first quarter 2005. These guarantees relate primarily to various real estate and product operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate and product operating leases is estimated to be approximately $40 million. At September 30, 2005, the liability recorded by the Company in connection with these guarantees was approximately $1 million. To the extent that the Company would be required to perform under any of these guarantees, PHH has agreed to indemnify the Company.

13.	Stockholders’ Equity

Dividend Payments

During the quarterly periods ended March 31, June 30 and September 30, 2005, the Company paid cash dividends of $0.09, $0.09 and $0.11 per common share, respectively ($309 million in the aggregate). During the three quarterly periods ended March 31, June 30 and September 30, 2004, the Company paid cash dividends of $0.07, $0.07 and $0.09 per common share, respectively ($237 million in the aggregate).

Share Repurchases

During the nine months ended September 30, 2005, the Company used $790 million of available cash and $228 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.0 billion (approximately 48 million shares) of Cendant common stock under its common stock repurchase program, including 12.5 million shares repurchased under an accelerated share repurchase transaction. During the nine months ended September 30, 2004, the Company used $669 million of available cash and $484 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.2 billion (approximately 50 million shares) of Cendant common stock under its common stock repurchase program. The 2004 amount is reflective of the Company’s efforts to mitigate the impact of the February 2004 conversion of its former zero coupon senior convertible contingent notes.

Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

			Unrealized
		Unrealized	Gains (Losses)	Minimum	Accumulated
	Currency	Gains (Losses)	on Available-	Pension	Other
	Translation	on Cash Flow	for-Sale	Liability	Comprehensive
	Adjustments	Hedges	Securities	Adjustment	Income (Loss)

Balance, January 1, 2005	$308	$20	$16	$(70)	$274
Effect of PHH spin-off	(12)	(5)	(1)	7	(11)
Current period change	(145)	26	(14)	(10)	(143)

Balance, September 30, 2005	$151	$41	$1	$(73)	$120

14.	Stock-Based Compensation

The Company recorded pre-tax stock-based compensation expense of $21 million and $63 million during the three and nine months ended September 30, 2005, respectively, and $16 million and $30 million during the three and nine months ended September 30, 2004, respectively, related to employee stock awards that were granted or modified subsequent to December 31, 2002. The expense recorded in the nine months ended September 30, 2005 includes $5 million related to the accelerated vesting of restricted stock units (“RSUs”) of individuals who were terminated in connection with the Company’s 2005 restructuring initiatives (See Note 6— Restructuring and Transaction-Related Charges).

The activity related to the Company’s RSU and stock option plans consisted of:

	Nine Months Ended September 30, 2005

	RSUs		Options

				Weighed
		Weighted		Average
	Number of	Average	Number of	Exercise
	RSUs	Grant Price	Options	Price

Balance at January 1, 2005	16	$20.85	151	$17.83
Granted	14	20.19	1	20.38
Granted in connection with the PHH spin-off (a)	1	*	6	*
Vested/exercised	(3)	19.02	(18)	11.88
Canceled	(4)	20.80	(5)	20.37

Balance at September 30, 2005	24	20.69	135	17.73

(*)	Not meaningful.
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

The effect on net income and earnings per share for 2004 as if the fair value based method had been applied by the Company to all employee stock awards granted (including those granted prior to January 1, 2003 for which the Company has not recorded compensation expense) is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004

Reported net income	$593	$1,725
Add back: Stock-based employee compensation expense included in reported net income, net of tax	10	19
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(10)	(21)

Pro forma net income	$593	$1,723

Net income per share:
Reported
Basic	$0.57	$1.69
Diluted	0.56	1.63
Pro Forma
Basic	$0.57	$1.68
Diluted	0.56	1.63

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

	Three Months Ended September 30,

	2005		2004

	Revenues	EBITDA	Revenues	EBITDA

Real Estate Services	$2,068	$409	$1,856	$379
Hospitality Services	404	144	365	131
Timeshare Resorts	484	80	424	80
Vehicle Rental	1,433	173	1,243	179
Travel Distribution Services	646	160	437	123
Mortgage Services (a)	–	–	175	29

Total Reportable Segments	5,035	966	4,500	921
Corporate and Other (b)	11	(62)	5	(30)

Total Company	$5,046	904	$4,505	891

Less: Non-program related depreciation and amortization		134		118
Non-program related interest expense, net		66		32
Amortization of pendings and listings		6		5

Income before income taxes and minority interest		$698		$736

	Nine Months Ended September 30,

	2005		2004

	Revenues	EBITDA	Revenues	EBITDA

Real Estate Services	$5,520	$963	$4,980	$894
Hospitality Services	1,166	369	1,017	378
Timeshare Resorts	1,288	192	1,155	180
Vehicle Rental	3,745	367	3,363	387
Travel Distribution Services	1,858	432	1,337	364
Mortgage Services (a)	46	(181)	545	88

Total Reportable Segments	13,623	2,142	12,397	2,291
Corporate and Other (b)	35	(137)	52	(75)

Total Company	$13,658	2,005	$12,449	2,216

Less: Non-program related depreciation and amortization		411		341
Non-program related interest expense, net (c)		117		180
Early extinguishment of debt		–		18
Amortization of pendings and listings		12		13

Income before income taxes and minority interest		$1,465		$1,664

(a)
Includes the results of operations of the Company’s former mortgage business prior to the spin-off of PHH. EBITDA in the nine months ended September 30, 2005 also includes a $180 million non-cash valuation charge associated with the PHH spin-off (see Note 16— Spin-off of PHH Corporation).

(b)
Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. Additionally, the nine months ended September 30, 2005 and 2004 include gains of $18 million and $40 million, respectively, on the sale of Homestore, Inc. common stock. EBITDA for the three and nine months ended September 30, 2004 reflects a $12 million credit relating to the termination of a lease (see Note 4— Acquisitions).

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

The account balances and activities of the Company’s former fleet leasing and appraisal businesses, as well as the $308 million impairment charge described above and $4 million of transaction costs also described above, have been presented as discontinued operations (see Note 2—Discontinued Operations for summary financial data for these entities). However, as previously discussed, the Company’s mortgage business cannot be classified as a discontinued operation.

The Company has entered into a mortgage origination venture with PHH to continue to participate in the earnings generated from originating mortgages for customers of its real estate brokerage and relocation businesses. PHH manages this venture, which commenced operations in October 2005. The Company’s proportionate share of the venture’s results of operations will be recorded within the Real Estate Services segment.

17.	Subsequent Events

Acquisition of Wyndham Worldwide

On October 11, 2005, the Company completed its acquisition of the management and franchise business of the Wyndham hotel chain, which was renamed Wyndham Worldwide, for approximately $100 million in cash. As a result of the acquisition, the Company also acquired the Wyndham brand, which may be used in the Company’s lodging and timeshare businesses.

Sale of Marketing Services Division

On October 17, 2005, the Company completed the sale of its Marketing Services division to an affiliate of Apollo Management V, L.P. (“Apollo”) for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of newly issued preferred stock of the parent of the purchaser. In addition, the Company received warrants to purchase up to 7.5 percent of the common equity of the parent, which will become exercisable upon the earlier of four years or the achievement by Apollo of certain investment return hurdles.

In connection with this transaction, the Company will record a pretax gain in excess of $1.0 billion in its fourth quarter 2005 results. Reflected within such gain is the establishment of liabilities resulting from (i) commercial agreements executed between the Company and the former Marketing Services division in connection with this transaction, (ii) certain retained litigation and limited indemnities agreed to by the Company covering other litigation matters and (iii) guarantees of certain obligations of the former Marketing Services division entered into by the Company prior to the closing of the sale.

The estimated gain is based upon the estimated net book value of the former Marketing Services division as of the closing date and is subject to further refinement, including in connection with (i) an independent valuation of the non-cash consideration and the indemnities and liabilities described above and (ii) assumptions concerning income taxes.

Declaration of Dividends

On October 18, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per common share payable December 13, 2005 to stockholders of record on November 21, 2005.

Plan of Separation

On October 23 2005, the Company’s Board of Directors approved a plan to separate the Company into four independent, publicly traded companies: (i) Travel Network—will encompass the current Travel Distribution Services segment as well as the Company’s timeshare exchange and European vacation rental businesses, which are currently included within the Hospitality Services segment; (ii) Real Estate Services—will encompass the current Real Estate Services segment;

(iii) Hospitality Services—will encompass the current Hospitality Services and Timeshare Resorts segments excluding the Company’s timeshare exchange and European vacation rental businesses, which will be part of the Travel Network company and (iv) Vehicle Rental Services—will encompass the current Vehicle Rental Services segment.

Following the proposed transaction, Cendant’s shareholders will own 100% of the equity in all four companies. The transaction is expected to be effected through three 100% spin-offs no later than the summer of 2006 and is expected to be tax-free for Cendant and its shareholders. The Company is exploring the possible acceleration of the effectiveness of the proposed transaction. This acceleration may allow the first two spin-offs, Real Estate Services and Hospitality Services, to occur in mid-second quarter 2006.

There can be no assurances, however, that the plan of separation will be completed. Completion of the contemplated separation is subject to various risks, including but not limited to, risks inherent in the contemplated separation and related transactions and borrowings and costs related to the contemplated separation and related transactions; increased demands on Cendant’s management team as a result of the proposed transactions; changes in business, political and economic conditions in the U.S. and in other countries in which the Company currently does business; changes in governmental regulations and policies and actions of regulatory bodies; changes in operating performance; access to financing sources, required changes to existing financings, and changes in credit ratings, including those that may result from the proposed transaction; the Company’s ability to obtain the financing necessary to consummate the transaction; and the Company’s ability to satisfy certain conditions precedent, including, final approval by the Company’s Board of Directors, receipt of a tax opinion of counsel and the filing and effectiveness of registration statements. Approval by the Company’s shareholders is not required.

Share Repurchase Plan

On October 28, 2005, the Company entered into an agreement with a broker-dealer that specifies the parameters under which up to $500 million of open-market repurchases of our common stock are expected to be made on the Company’s behalf.

Settlement of Vehicle Services Dispute

On October 28, 2005, the Company agreed to settle for $10 million in cash an ongoing dispute with licensees of the Company’s Avis brand arising out of the Company’s acquisition of the Budget business in 2002. Accordingly, the Company recorded a pretax expense of $10 million for the three and nine months ended September 30, 2005. The settlement is subject to definitive documentation.

Settlement of the PRIDES Action

On October 28, 2005, the Company agreed to settle its PRIDES securities litigation for approximately $32.5 million in cash. As of September 30, 2005, the Company had accrued a pretax liability of $20 million with regard to this litigation. Accordingly, the Company recorded an additional $12.5 million pretax expense for the three and nine months ended September 30, 2005. The settlement is subject to execution of a definitive settlement agreement and court approval.

Repayment of Commercial Paper Borrowings

In October 2005, the Company repaid all outstanding commercial paper borrowings, which approximated $800 million at September 30, 2005.
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

●
Hospitality Services—facilitates the exchange of vacation ownership interests, franchises nine lodging brands (including the Wyndham brand acquired on October 11, 2005) and markets vacation rental properties.

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

In 2005, we have continued our strategic realignment, which was commenced in early 2004 and undertaken to simplify our business model through exiting non-core businesses or businesses that produce volatility to our earnings inconsistent with our business model and the remainder of our core businesses. We began this strategic realignment in 2004 by completing the initial public offering of Jackson Hewitt Tax Service Inc., raising approximately $770 million of cash, and acquiring Orbitz, Inc., an online travel company. We completed the spin-off of our former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of the common stock of PHH Corporation to our stockholders in January 2005. In February 2005, we completed an initial public offering of Wright Express Corporation, raising approximately $965 million of cash, and acquired ebookers plc, a travel agency. We then completed the acquisitions of Gullivers Travel Associates and Octopus Travel Group Limited (collectively “Gullivers”), a wholesaler and global online provider of hotel rooms, destination services, travel packages and group tours, in April 2005 and in October 2005, we completed the sale of our Marketing Services division, which was comprised of our former individual membership and loyalty/insurance marketing businesses, for approximately $1.8 billion (See Note 17 to our Consolidated Condensed Financial Statements) representing the culmination of our strategic realignment.

In connection with the completion of this strategic realignment, our management team and Board of Directors performed a comprehensive review of the growth opportunities and current market valuations for each of our core businesses. As a result of this review, during October 2005, our Board of Directors approved a plan to separate Cendant into four independent, publicly traded companies:

●
Travel Network—will encompass our current Travel Distribution Services segment as well as our timeshare exchange and European vacation rental businesses, which are currently included within the Hospitality Services segment.

●	Real Estate Services—will encompass our current Real Estate Services segment.

●
Hospitality Services—will encompass our current Hospitality Services and Timeshare Resorts segments excluding our timeshare exchange and European vacation rental businesses, which will be part of the Travel Network company.

●	Vehicle Rental Services—will encompass our current Vehicle Rental Services segment.

We and our Board of Directors believe that this strategy provides the greatest opportunity for our businesses and brands to achieve their full potential. Additionally, we anticipate that the separation of our core businesses will facilitate a clearer understanding and fairer market valuation of each of these businesses.

Following the proposed transaction, Cendant’s shareholders will own 100% of the equity in all four companies. The transaction is expected to be effected through three 100% spin-offs no later than the summer of 2006 and is expected to be tax-free for Cendant and its shareholders. We are exploring the possible acceleration of the effectiveness of the proposed transaction. This acceleration may allow the first two spin-offs, Real Estate Services and Hospitality Services, to occur in mid-second quarter 2006.

There can be no assurances, however, that the plan of separation will be completed. Completion of the contemplated separation is subject to various risks, including but not limited to, risks inherent in the contemplated separation and related transactions and borrowings and costs related to the contemplated separation and related transactions; increased demands on Cendant’s management team as a result of the proposed transactions; changes in business, political and economic conditions in the U.S. and in other countries in which we currently do business; changes in governmental regulations and policies and actions of regulatory bodies; changes in operating performance; access to financing sources, required changes to existing financings, and changes in credit ratings, including those that may result from the proposed transaction; our ability to obtain the financing necessary to consummate the transaction; and our ability to satisfy certain conditions precedent, including, final approval by our Board of Directors, receipt of a tax opinion of counsel and the filing and effectiveness of registration statements. Approval by Cendant’s shareholders is not required.

Our management team remains committed to increasing shareholder value. Through September 30, 2005, we used $790 million of cash, net of proceeds from option exercises, to repurchase our common stock and $309 million of cash to pay dividends. Additionally, in October 2005, we repaid approximately $1.0 billion of our outstanding short-term corporate indebtedness at September 30, 2005. We also expect to continue to recommend to our Board of Directors payment of the regular 11-cent quarterly dividend until the separation is completed. Our Board of Directors has already approved the fourth quarter 2005 dividend payment of 11 cents per share. Following the separation, we expect that all four companies will pay dividends, which, in the aggregate, will approximate the dividend currently paid by Cendant. However, individual company payments will be determined at a later date and will be within the discretion of the respective Board of Directors of each company, although we anticipate that the Real Estate Services and Travel Network entities will pay the substantial majority of the post-separation aggregate dividend.

With respect to future share repurchases, we are reassessing the amount and pace of share repurchases within the coming weeks as we refine the capital structure and credit ratings of each of the four new companies. However, we expect to continue to repurchase shares until the separation is complete within the confines of the program so long as such repurchases would not cause our capital to shrink to a position that would limit the ability of any of the new companies to access necessary forms of financing. In connection with such expectation, on October 28, 2005, we entered into an agreement with a broker-dealer that specifies the parameters under which up to $500 million of open-market repurchases of our common stock are expected to be made on our behalf.

Finally, we are focused on growing profitability within each of these new companies before and after the separation. To this end, we have established transition teams that are principally responsible for planning, organizing and implementing the series of transition services and other agreements that are going to be necessary to support the individual companies. With these teams in place, our operating executives can remain focused on delivering profitability and positioning our businesses for long-term growth.

RESULTS OF OPERATIONS

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. Generally accepted accounting principles require us to segregate and report as discontinued operations for all periods presented the account balances and activities of Jackson Hewitt, our former fleet leasing and appraisal businesses, Wright Express, and our former Marketing Services division. Although we no longer own our former mortgage services operations, we cannot classify such business as a discontinued operation due to our participation in a mortgage origination venture that was established with PHH in connection with the spin-off.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 VS. THREE MONTHS ENDED SEPTEMBER 30, 2004

Our consolidated results of operations comprised the following:

	Three Months Ended September 30,
	2005	2004	Change
Net revenues	$5,046	$4,505	$541
Total expenses	4,348	3,769	579

Income before income taxes and minority interest	698	736	(38)
Provision for income taxes	244	238	6
Minority interest, net of tax	1	1	–

Income from continuing operations	453	497	(44)
Income from discontinued operations, net of tax	43	96	(53)
Gain on disposal of discontinued operations, net of tax	3	–	3

Net income	$499	$593	$(94)

Net revenues and total expenses increased $541 million (12%) and $579 million (15%), respectively, in third quarter 2005 as compared with third quarter 2004, reflecting organic growth across all our segments, particularly within our Vehicle Rental and Real Estate Services segments, the acquisitions of strategic businesses during or subsequent to third quarter 2004 and other items discussed below.

The largest contributor to organic revenue growth quarter-over-quarter was our Vehicle Rental segment, reflecting strong demand at both our domestic and international operations. We experienced greater car rental time and mileage (“T&M”) revenue principally as a result of a 17% increase in the number of days a car was rented domestically and an 18% increase in the number of days a car was rented internationally. Our Real Estate Services segment also experienced strong organic revenue growth quarter-over-quarter primarily as a result of a 15% increase in the average price of home sales at our brokerage business. Revenues at our Timeshare Resorts segment also grew organically principally driven by a 10% increase in tour flow, a 6% increase in revenue per guest and increased consumer finance income. Organic growth at our Hospitality segment resulted from favorable key revenue drivers within our lodging and RCI timeshare exchange businesses, as well as a 5% increase in weeks sold in our European vacation rental businesses. Partially offsetting the favorable revenue trends at our Timeshare Resorts and Vehicle Rental segments are $14 million and $10 million, respectively, of charges incurred during third quarter 2005 to account for the estimated impact of the September 2005 hurricanes experienced in the Gulf Coast. Expenses also increased throughout all of our core operating segments, with the exception of our Travel Distribution Services segment, as a result of organic growth primarily to support additional volume, higher vehicle costs and additional marketing investments. Apart from organic growth, the strategic business we acquired during or subsequent to third quarter 2004 contributed to the quarter-over-quarter increase in net revenues and total expenses as follows:

		Contribution to	Contribution to
Acquired Business	Date of Acquisition	Net Revenues	Total Expenses
Orbitz	November 2004	$105	$92
Gullivers	April 2005	82	64
ebookers	February 2005	28	36
Real estate brokerages	*	55	53

		$270	$245

(*)	These businesses were acquired at various dates during or subsequent to third quarter 2004.

Partially offsetting these revenue and expense increases was the absence of $175 million in revenue generated and $155 million in expenses incurred by our former mortgage business during third quarter 2004 (this business was disposed on January 31, 2005). Our effective tax rate for continuing operations was 35.0% and 32.3% for third quarter 2005 and 2004, respectively. The change in the effective tax rate for 2005 was primarily due to higher taxes on foreign operations. As a result of the above-mentioned items, income from continuing operations decreased $44 million (9%).

Income from discontinued operations decreased $53 million, which primarily reflects (i) a decrease of $21 million of net income generated by our Marketing Services division due to the absence in 2005 of income recorded in third quarter 2004 in connection with the early termination of a contractual relationship with a third party marketing partner, (ii) a decrease of $19 million in net income generated by our former fleet leasing and appraisal businesses (since their results were included for third quarter 2004 but not in third quarter 2005) and (iii) a decrease of $13 million in net income generated by Wright Express (since its results were included for third quarter 2004 but not in third quarter 2005).

As a result of the above-mentioned items, net income decreased $94 million (16%).

Following is a discussion of the results of each of our reportable segments during third quarter:

	Revenues			EBITDA
			%			%
	2005	2004	Change	2005	2004	Change
Real Estate Services	$2,068	$1,856	11%	$409	$379	8%
Hospitality Services	404	365	11	144	131	10
Timeshare Resorts	484	424	14	80	80	–
Vehicle Rental	1,433	1,243	15	173	179	(3)
Travel Distribution Services	646	437	48	160	123	30
Mortgage Services (a)	–	175	*	–	29	*

Total Reportable Segments	5,035	4,500	12	966	921
Corporate and Other (b)	11	5	*	(62)	(30)

Total Company	$5,046	$4,505	12	904	891

Less: Non-program related depreciation and amortization				134	118
Non-program related interest expense, net				66	32
Amortization of pendings and listings				6	5

Income before income taxes and minority interest				$698	$736

(*)	Not meaningful.

(a)	Our former mortgage business was disposed in connection with the spin-off of PHH in January 2005.

(b)
Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. Additionally, EBITDA for 2004 reflects a $12 million credit relating to the termination of a lease.

Real Estate Services

Revenues and EBITDA increased $212 million (11%) and $30 million (8%), respectively, in third quarter 2005 compared with third quarter 2004 reflecting revenue growth across all of our real estate services businesses.

Royalty revenue within our real estate franchise business increased $16 million (12%) in third quarter 2005 as compared with third quarter 2004. Such growth was primarily driven by a 15% increase in the average price of homes sold. The number of homesale transactions from our third-party franchisees from which we earn royalties remained relatively flat quarter-over-quarter. The 15% quarter-over-quarter increase in average price is reflective of the supply of, and demand for, homes resulting in an overall increase in the sales prices of homes across the nation. We expect this trend to moderate over time as industry-wide projections indicate slight increases in inventory in future quarters. In addition to royalties received from our third-party franchisees, NRT Incorporated, our wholly-owned real estate brokerage firm, continues to pay royalties to our real estate franchise business. However, these intercompany royalties, which approximated $106 million and $96 million during third quarter 2005 and 2004, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA. Our strategy for continued growth in the real estate franchise business is to expand our global franchise base by aggressively marketing our Century 21, Coldwell Banker, Coldwell Banker Commercial, ERA and Sotheby’s International Realty brands.

Revenues within our real estate brokerage business increased $173 million (12%) in third quarter 2005 as compared with third quarter 2004. Such increase is partially attributable to significant acquisitions made by NRT during or subsequent to third quarter 2004, which together contributed incremental revenues and EBITDA of $55 million and $5 million, respectively, to third quarter 2005 operating results. Apart from these acquisitions, NRT’s revenues increased $118 million (8%) in third quarter 2005 compared with third quarter 2004. This increase was substantially comprised of higher commission income earned on homesale transactions, which was primarily driven by a 15% increase in the average price of homes sold, partially offset by a 4% decline in the number of homesale transactions. The 15% quarter-over-quarter increase in average price is reflective of the supply of, and demand for, homes resulting in an overall increase in the sales prices of homes across the nation. We expect this trend to moderate over time as industry-wide projections indicate slight increases in inventory in future periods. We believe that the reduction in homesale transactions and, in part, the increase in price are reflective of relatively low inventories of homes available for sale in many of the coastal regions that NRT serves and increased competition. EBITDA further reflects an increase of $81 million in commission expenses paid to real estate agents as a result of the incremental revenues earned on homesale transactions, as well as a higher average commission rate paid to real estate agents in third quarter 2005 due to the progressive nature of revenue-based agent commission schedules. Our strategy for continued growth in this business includes strategic acquisitions of real estate brokerages, the continued recruitment and retention of real estate agents and maintaining our commission rates in an increasingly competitive market through the delivery of industry-leading sales support technology and customer service.

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

Revenues from our relocation services business increased $11 million (9%) in third quarter 2005 as compared with third quarter 2004. Such increase was primarily driven by $4 million (16%) of higher fixed fee homesale revenues and $8 million (16%) of increased referral fees. The increase in fixed fee homesale revenues is attributable to increased home values and higher volume. The increase in referral fees was due to higher referral rates and transaction volume.

Revenues from our settlement services business increased $8 million (9%) in third quarter 2005 as compared with third quarter 2004 primarily due to increases in title and closing volume and fees.

EBITDA further reflects an increase of approximately $50 million (3%) in operating, marketing and administrative expenses (apart from NRT’s significant acquisitions and real estate agent commission expenses, both of which are discussed separately above) principally resulting from (i) $11 million of incremental rent, office administration and other fixed costs within our real estate brokerage business, (ii) $8 million of expenses incurred within our real estate brokerage business primarily to support an increased number of offices, (iii) a $6 million increase in staffing and other personnel-related costs incurred within our relocation business primarily to support increases in volume, (iv) $4 million of incremental incentive expenses at our real estate brokerage operations due to an anticipated increase in year-over-year profitability, (v) $4 million of increased costs at our settlement services and relocation services businesses primarily in connection with higher volume and (vi) $3 million of higher marketing expenses to support growth in our real estate franchise and brokerage operations.

Hospitality Services

Revenues and EBITDA increased $39 million (11%) and $13 million (10%), respectively, in third quarter 2005 compared with third quarter 2004. Key revenue drivers increased across all our Hospitality Services businesses reflecting positive industry-wide dynamics.

Revenues within our RCI timeshare exchange business increased $5 million (3%) during third quarter 2005 due to a $3 million (3%) increase in exchange and subscription fee revenues and a $6 million (23%) increase in other timeshare points and rental transaction revenues, partially offset by a $4 million decrease in other transactional revenues. The increase in exchange and subscription fee revenues in third quarter 2005 was primarily driven by a 5% increase in the average number of worldwide subscribers and a 6% increase in the average exchange fee, partially offset by a 4% decrease in exchange transaction volumes. The increase in other timeshare points and rental transaction revenues during third quarter 2005 was principally driven by a 20% increase in points and rental transaction volume, partially offset by a 2% decrease in the average price per rental transaction. The decrease in other transactional revenues in third quarter 2005 was primarily due to the absence of travel-related commission fees and increased cancellation fees received in third quarter 2004. Revenue trends reflect the continued shift in the RCI timeshare membership base toward a greater mix of points members from traditional one-week timeshare members. Other timeshare points transactions are those executed by points members for other than a standard, one-week stay at an RCI timeshare property. Timeshare rental transactions are rentals of unused timeshare inventory to RCI members and non-members.

Royalty, marketing and reservation fund revenues within our lodging franchise operations increased $7 million (6%) in third quarter 2005 partially due to our purchase of the exclusive rights to the Ramada International trademark in December 2004. Ramada International contributed $3 million of incremental royalty, marketing and reservation fund revenues to third quarter 2005 results. The Ramada International properties also added approximately 26,000 rooms, which is approximately 5% of the total weighted average rooms available within our lodging franchise system. Apart from this acquisition, royalty, marketing and reservation fund revenues increased $4 million (3%) primarily resulting from a 7% increase in revenue per available room (“RevPAR”), partially offset by a 4% decrease in weighted average rooms available. The RevPAR increase reflects (i) increases in both price and occupancy principally attributable to an overall improvement in the economy lodging segment in which our hotel brands primarily operate, (ii) the termination of underperforming properties throughout 2004 that did not meet our required quality standards or their financial obligations to us and (iii) the strategic assignment of personnel to field locations designed to assist franchisees in improving their hotel operating performance. The decrease in weighted average rooms available reflects our termination of underperforming properties, as discussed above, the expiration of franchise agreements, certain franchisees exercising their right to terminate their agreement and the timing of new additions and terminations to our franchise system. Our Trip Rewards loyalty program also contributed $5 million of incremental revenue during third quarter 2005. On October 11, 2005, we completed our acquisition of the management and franchise business of the Wyndham hotel chain, which was renamed Wyndham Worldwide, for approximately $100 million in cash.

We acquired Canvas Holidays Limited, a European vacation rental business, in October 2004. The operating results of Canvas have been included in our results for the entire third quarter of 2005 but for none of the third quarter in 2004. Accordingly, Canvas contributed incremental revenues and EBITDA of $10 million and $4 million, respectively, during third quarter 2005. Apart from this acquisition, revenues at our European vacation rental companies increased $8 million (9%) primarily as a result of a 5% increase in weeks sold, which partially reflects a shift in bookings patterns that increased bookings during the third quarter of 2005. In 2005, European consumers’ appear to be booking their vacations closer to their eventual departure dates, which are heavily concentrated during the third quarter of each year, corresponding to the peak vacation season.

EBITDA further reflects an increase of approximately $20 million (9%) in operating, marketing and administrative expenses (excluding the incremental expenses generated by Canvas Holidays) principally resulting from (i) $11 million of additional variable operating expenses principally due to higher transaction volumes in our timeshare exchange and vacation rental businesses and additional infrastructure costs to support growth in our Hospitality Services businesses and (ii) the utilization of $5 million of incremental revenues generated by our Trip Rewards loyalty program to fund related marketing initiatives.

In addition, we have combined our timeshare exchange business, RCI, and our European vacation rental businesses to create the new Vacation Network Group. This combination is expected to result in future cost savings, as well as broaden the marketing capability of our European travel business. As a result, we committed to a plan during fourth quarter 2005 to reduce staff and consolidate facilities and expect to incur associated costs of approximately $16 million in fourth quarter 2005.

Timeshare Resorts

Revenues increased $60 million (14%) while EBITDA remained flat in third quarter 2005 compared with third quarter 2004. The EBITDA comparison was negatively impacted by $14 million of expenses incurred during third quarter 2005 as a result of the hurricanes experienced in the Gulf Coast during September 2005. This charge primarily reflects provisions for estimated timeshare contract receivable losses and estimated costs to repair timeshare properties. The ultimate amount of loss resulting from the Gulf Coast hurricanes will be refined as we gain complete access to our properties and improve engineering estimates and will depend on the outcome of insurance claims proceedings. Revenue and EBITDA, exclusive of the impact of the Gulf Coast hurricanes, reflect organic growth in timeshare sales and increased consumer finance income.

Net sales of vacation ownership interests (“VOIs”) at our timeshare resorts business increased $45 million (13%) in third quarter 2005 despite the September 2005 Gulf Coast hurricanes. Such increase was principally driven by a 10% increase in tour flow and a 6% increase in revenue per guest. This revenue increase includes an $11 million decrease in higher margin upgrade sales at our Trendwest resort properties due to special upgrade promotions conducted in 2004 undertaken to mitigate the negative impact on tour flow of the Do Not Call legislation. Tour flow, as well as revenue per transaction, benefited in third quarter 2005 from our expanded presence in premium destinations such as Hawaii, Las Vegas and Orlando. Tour flow was also positively impacted by the opening of new sales offices, our strategic focus on new marketing alliances and increased local marketing efforts. We believe that VOI sales and tour flow were suppressed during third quarter 2005 due to an interruption in the global travel market caused by the September 2005 Gulf Coast hurricanes. It is too early to determine whether Hurricane Wilma will have a similar effect on VOI sales and tour flow in fourth quarter 2005.

Revenues and EBITDA also increased $18 million in third quarter 2005 as a result of incremental net interest income earned on our contract receivables primarily due to (i) growth in the consolidated portfolio without corresponding increases in net borrowing costs and (ii) more favorable valuation adjustments in 2005 to our retained interest in securitized contract receivables. Contributing to lower net interest costs in third quarter 2005 were more favorable financing arrangements achieved on securitized contract receivables in 2005 compared with 2004.

EBITDA further reflects an increase of approximately $45 million (13%) in operating, marketing and administrative expenses primarily resulting from (i) $15 million of increased cost of sales associated with increased VOI sales, (ii) $13 million of additional commission expense associated with increased VOI sales and increased commission rates, (iii) $7 million of incremental marketing spend to support sales efforts and (iv) $5 million of additional contract receivable provisions recorded in 2005.

Vehicle Rental

Revenues increased $190 million (15%), while EBITDA decreased $6 million (3%), respectively, in third quarter 2005 compared with third quarter 2004. We experienced strong demand for vehicle rentals throughout the quarter and expect rental volumes to continue to grow in the foreseeable future; however, EBITDA margin comparisons were negatively impacted by lower domestic rental car pricing, higher fleet costs and the damage to vehicles as a result of the hurricanes experienced in the Gulf Coast during September 2005.

Revenues generated by our domestic car rental operations increased $145 million (15%) during third quarter 2005, which was comprised of a $124 million (15%) increase in T&M revenue and a $21 million (19%) increase in ancillary revenues. The increase in domestic T&M revenues was principally driven by a 17% increase in the number of days a car was rented, partially offset by a 2% decrease in T&M revenue per day. The increase in rental days reflects, in part, our strategic decision to implement more competitive pricing in third quarter 2004. This program was continued into the second quarter of 2005 when we instituted a price increase in response to rising fleet costs. Accordingly, T&M revenue per day decreased 2% in third quarter 2005 when compared with third quarter 2004 but increased 6% when compared with second quarter 2005. We expect further price increases along with continued volume gains in 2006 as we seek to offset the impact of higher fleet costs and anticipated increases in interest costs, which we began to experience to a slighter degree this quarter as well. Pricing was also negatively impacted during 2005 by competitive conditions in the domestic car rental industry resulting from higher industry-wide fleet levels. Fleet depreciation increased $48 million in third quarter 2005 primarily due to (i) an increase of 16% in the average size of our domestic rental fleet and (ii) reductions to manufacturer incentives received on our 2005 model year inventory (which was in utilization during third quarter 2005) as compared with those received on our 2004 model year inventory (which was in utilization during third quarter 2004). The $21 million increase in ancillary revenues was due primarily to a $13 million increase in gasoline revenues and an $8 million increase in counter sales of insurance and other items. EBITDA from our domestic car rental operations also reflects (i) $65 million of additional expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, airport commissions, shuttling costs and funding costs on vehicle purchases, (ii) $13 million of increased expenses associated with higher gasoline costs, (iii) $11 million of additional interest expense incurred on debt issued to support the purchase of vehicles, (iv) $10 million of additional litigation expense resulting from the settlement of an ongoing dispute with licensees of our Avis brand arising out of our acquisition of the Budget business in 2002 and (v) $10 million of incremental expenses relating to the estimated damages caused by the hurricanes experienced in the Gulf Coast in September 2005, which primarily includes the impairment of rental cars. The ultimate amount of loss resulting from the Gulf Coast hurricanes will be refined as we gain full access to our rental locations and develop more precise estimates of lost and damaged vehicles, some of which may be recovered in future periods. No further expenses are expected in future quarters as a result of these hurricanes.

Revenues generated by our international car rental operations increased $39 million (28%) due to a $32 million (29%) increase in car rental T&M revenue and a $7 million (25%) increase in ancillary revenues. The increase in T&M revenues was principally driven by an 18% increase in the number of days a car was rented and a 10% increase in T&M revenue per day. The favorable effect of incremental T&M revenues was partially offset in EBITDA by $12 million of increased fleet depreciation and related costs and higher operating expenses principally resulting from increased car rental volume and an increase of 22% in the average size of our international rental fleet to support such volume. EBITDA from our international car rental operations was also negatively impacted by $10 million of additional expenses primarily associated with increased car rental volume, including airport commissions and shuttling costs. The increase in revenue generated by our international car rental operations includes the effect of favorable foreign currency exchange rate fluctuations of $12 million, the majority of which was offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses.

We are still negotiating the purchase of a portion of our 2006 model year inventory and expect to incur increased fleet depreciation costs throughout the remainder of 2005 and 2006. Accordingly, our ability to maintain profit margins consistent with prior periods will be dependent on our ability to successfully reflect corresponding changes in our pricing program.

Budget truck rental revenues increased $6 million (4%) in third quarter 2005 primarily representing a $4 million (3%) increase in T&M revenue, which reflects a 3% increase in T&M per day. The favorable impact on EBITDA of increased T&M revenue was partially offset by $4 million of incremental fleet depreciation and related costs resulting from a 5% increase in the average size of our truck rental fleet in anticipation of increased demand.

Travel Distribution Services

Revenues and EBITDA increased $209 million (48%) and $37 million (30%), respectively, in third quarter 2005 compared with third quarter 2004, reflecting the inclusion of revenues and expenses from recent acquisitions as well as $7 million of integration costs associated with those acquisitions. Subsequent to third quarter 2004, we completed the acquisitions of Orbitz (November 2004), Gullivers (April 2005) and ebookers (February 2005). The operating results of these companies have been included in our results from their respective acquisition dates forward and therefore were incremental to our results during third quarter 2005. Accordingly, Orbitz, Gullivers and ebookers contributed incremental revenues of $105 million, $82 million and $28 million, respectively, and EBITDA earnings (losses) of $24 million, $25 million and ($3) million, respectively. In addition, effective January 1, 2005, we transferred our membership travel business to the discontinued Marketing Services segment. As a result, revenue and EBITDA of $14 million and $3 million, respectively, generated by such operations in third quarter 2004 were absent from this segment’s results in third quarter 2005. Apart from these acquisitions and the transfer of the membership travel business, revenue increased $8 million (2%) and EBITDA decreased $6 million (6%).

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

To execute our strategy, we will continue to integrate our businesses. We have already completed the migration of Cheaptickets.com, Lodging.com and Orbitz to a common technology platform and have made progress in developing the migration plans for the ebookers platform. We are also combining our global base of hotel inventory in order to offer increased supply across our various brands. In the United States, we will continue to promote the Orbitz, Cheaptickets.com and Travelport businesses as differentiated travel brands in the leisure and corporate travel sectors. With the recent acquisitions of Orbitz, ebookers and Gullivers, we expect our integration efforts to continue through 2006, with the most significant cost savings synergies to be recognized beginning in early 2006.

Galileo and supplier services, our “order taker” businesses that primarily provide GDS services to the travel industry, experienced an overall $4 million (1%) increase in revenues primarily driven by an $11 million (4%) increase in worldwide air booking fees, partially offset by an $8 million (26%) decline in subscriber fees. The increase in air booking fees was comprised of a $14 million (7%) increase in international air booking fees, partially offset by a $3 million (5%) decrease in domestic air booking fees. The increase in international air booking fees was principally driven by 4% higher booking volumes, which totaled 42 million segments in third quarter 2005 and which primarily resulted from an increase in travel demand within the Middle East and Asia/Pacific regions. The decrease in domestic air booking fees was driven by a 9% decline in the effective yield on such bookings, partially offset by a 5% increase in booking volumes, which totaled 22 million segments in third quarter 2005. The domestic volume increase and effective yield decline are consistent with our pricing program with major U.S. carriers, which was designed to gain access to all public fares made available by the participating airlines. International air bookings represented approximately two-thirds of our total air bookings during third quarter 2005. The $8 million reduction in subscriber fees is a result of the continuing trend of fewer travel agencies leasing computer equipment from us during third quarter 2005 compared with third quarter 2004.

Apart from the acquisitions described above, revenues generated from our “order maker” travel business increased $3 million (6%) in third quarter 2005 compared to third quarter 2004 primarily due to a 15% increase in online gross bookings, primarily at our Cheaptickets.com website and Travelport, our online corporate travel solutions business. Higher gross bookings at Cheaptickets.com is primarily attributable to improved site functionality resulting in greater conversion rates and enhanced content, including additional online hotel offerings. The Travelport gross bookings increase is the result of our expanded full service offering in our corporate travel solutions business. However, these increases were partially offset in revenue by a decline in revenue generated by our Lodging.com website due to a shift in our strategic focus to the Orbitz brand.

EBITDA further reflects an increase of approximately $15 million in expenses (excluding the impact of the aforementioned acquisitions and the transfer of the membership travel business) principally resulting from (i) $13 million of increased commissions and marketing support primarily attributable to higher booking volumes, principally in the Middle East and Asia/Pacific regions, and a greater mix of booking volumes in higher commission rate countries, (ii) the absence in third quarter 2005 of an $11 million expense reduction realized in third quarter 2004 in connection with a benefit plan amendment and (iii) $6 million of additional expenses associated with developing enhanced technology and other project initiatives. Such amounts were partially offset by (i) an $11 million reduction in costs primarily realized at our CheapTickets.com and Lodging.com businesses as a result of integration efforts executed domestically within our online “order maker” businesses, including the migration of technology to a common platform and (ii) $5 million of expense savings on network communications and equipment maintenance and installation due, in part, to reduced volume within the Galileo subscriber business where travel agents lease computer equipment from us.

Mortgage Services

Revenues and EBITDA decreased $175 million and $29 million, respectively, in third quarter 2005 compared with the same period in 2004 due to the disposition of this business in January 2005 in connection with our spin-off of PHH.

NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. NINE MONTHS ENDED SEPTEMBER 30, 2004

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2005	2004	Change
Net revenues	$13,658	$12,449	$1,209
Total expenses	12,193	10,785	1,408

Income before income taxes and minority interest	1,465	1,664	(199)
Provision for income taxes	554	541	13
Minority interest, net of tax	3	7	(4)

Income from continuing operations	908	1,116	(208)
Income from discontinued operations, net of tax	28	411	(383)
Gain (loss) on disposal of discontinued operations, net of tax:
PHH valuation and transaction-related charges	(312)	–	(312)
Gain on disposal	181	198	(17)

Net income	$805	$1,725	$(920)

Net revenues and total expenses increased approximately $1.2 billion (10%) and $1.4 billion (13%), respectively, in the nine months ended September 30, 2005 as compared with the same period in 2004, reflecting organic revenue growth across all our segments, particularly within our Vehicle Rental and Real Estate Services segments, the acquisitions of strategic businesses subsequent to January 1, 2004 and other items, including a non-cash valuation charge related to the PHH spin-off, discussed below.

The largest contributor to organic revenue growth period-over-period was our Vehicle Rental segment, reflecting strong demand at both our domestic and international operations. We experienced greater T&M revenue principally as a result of a 14% increase in the number of days a car was rented domestically and a 16% increase in the number of days a car was rented internationally. Our Real Estate Services segment also experienced strong organic revenue growth period-over-period primarily as a result of a 15% increase in the average price of home sales at our brokerage business. Revenues at our Timeshare Resorts segment also grew organically principally driven by a 10% increase in tour flow, a 4% increase in revenue per guest and increased consumer finance income. Organic growth at our Hospitality segment resulted from favorable key revenue drivers within our lodging and RCI timeshare exchange businesses. Partially offsetting the favorable revenue trends at our Timeshare Resorts and Vehicle Rental segments are $14 million and $10 million, respectively, of charges incurred during third quarter 2005 to account for the estimated impact of the September 2005 hurricanes experienced in the Gulf Coast. Expenses also increased throughout all of our core operating segments, with the exception of our Travel Distribution Services segment, as a result of organic growth primarily to support additional volume, higher vehicle costs and additional marketing investments. Apart from organic growth, the strategic business we acquired subsequent to January 1, 2004 contributed to the period-over-period increase in net revenues and total expenses as follows:

		Contribution to	Contribution to
Acquired Business	Date of Acquisition	Net Revenues	Total Expenses
Orbitz	November 2004	$301	$267
Gullivers	April 2005	150	126
ebookers	February 2005	69	101
Landal GreenParks	May 2004	41	48
Real estate brokerages	*	168	163

		$729	$705

(*)	These businesses were acquired at various dates during or subsequent to the nine months ended September 30, 2004.

Partially offsetting these revenue and expense increases was the absence of eight months of revenues generated and expenses incurred by our former mortgage business, which was disposed on January 31, 2005. Our former mortgage business contributed $501 million and $429 million of revenues and expenses, respectively, to our results during the period February 1, 2004 through September 30, 2004. The increase in total expenses also reflects the following transaction-related charges recorded during 2005: (i) a $180 million non-cash impairment charge relating to the PHH spin-off and (ii) charges aggregating $52 million primarily relating to restructuring activities undertaken following the PHH spin-off and initial public offering of Wright Express. Partially offsetting these charges is an $81 million decrease in interest expense primarily relating to the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999, as well as an overall reduction in debt extinguishment costs incurred in 2004. Our effective tax rate for continuing operations was 37.8% and 32.5% for the nine months ended September 30, 2005 and 2004, respectively. The change in the effective tax rate for 2005 was primarily due to the non-deductibility of the valuation charge associated with the PHH spin-off and a one-time tax expense associated with the planned repatriation of foreign earnings, which was partially offset by a tax benefit related to asset basis differences. As a result of the above-mentioned items, income from continuing operations decreased $208 million (19%).

Income from discontinued operations decreased $383 million, which primarily reflects (i) $64 million in net income generated by Jackson Hewitt Tax Service Inc. prior to its disposition, (ii) a decrease of $70 million in net income generated by our former fleet leasing and appraisal businesses (since their results were included for nine months in 2004 but only one month in 2005 and due to a $24 million tax-related charge recorded in 2005), (iii) a decrease of $42 million in net income generated by Wright Express (since its results were included for nine months in 2004 but only through February 22, 2005 in 2005), and (iv) a decrease of $207 million in net income generated by our Marketing Services division, which principally reflects the reversal of a tax valuation allowance of $121 million in January 2004, a $30 million charge recorded during 2005 in connection with a breach of contract claim and the absence in 2005 of income recorded in third quarter 2004 in connection with the early termination of a contractual relationship with a third party marketing partner. We also incurred a net loss on the disposal of discontinued operations of $131 million in 2005, which includes a $308 million non-cash impairment charge and $4 million of transaction costs relating to the PHH spin-off, partially offset by a net gain of $181 million recognized in connection with the IPO of Wright Express.

As a result of the above-mentioned items, net income decreased $920 million (53%).

Following is a discussion of the results of each of our reportable segments during the nine months ended September 30:

	Revenues			EBITDA
			%			%
	2005	2004	Change	2005	2004	Change
Real Estate Services	$5,520	$4,980	11%	$963	$894	8%
Hospitality Services	1,166	1,017	15	369	378	(2)
Timeshare Resorts	1,288	1,155	12	192	180	7
Vehicle Rental	3,745	3,363	11	367	387	(5)
Travel Distribution Services	1,858	1,337	39	432	364	19
Mortgage Services	46	545	*	(181)	88	*

Total Reportable Segments	13,623	12,397	10	2,142	2,291
Corporate and Other (a)	35	52	*	(137)	(75)

Total Company	$13,658	$12,449	10	2,005	2,216

Less: Non-program related depreciation and amortization				411	341
Non-program related interest expense, net				117	180
Early extinguishment of debt				-	18
Amortization of pendings and listings				12	13

Income before income taxes and minority interest				$1,465	$1,664

(*)	Not meaningful.

(a)
Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. Additionally, the nine months ended September 30, 2005 and 2004 include gains of $18 million and $40 million, respectively, on the sale of Homestore, Inc. common stock. EBITDA for the nine months ended September 30, 2004 further reflects a $12 million credit relating to the termination of a lease.

Real Estate Services

Revenues and EBITDA increased $540 million (11%) and $69 million (8%), respectively, in the nine months ended September 30, 2005 compared with the corresponding period in 2004, reflecting revenue growth across all of our real estate services businesses.

Royalty revenue within our real estate franchise business increased $57 million (17%) in the nine months ended September 30, 2005 as compared with the same period in 2004. Such growth was primarily driven by a 14% increase in the average price of homes sold and a 4% increase in the number of homesale transactions from our third-party franchisees. The 14% period-over-period increase in average price is reflective of the supply of, and the demand for, homes resulting in an overall increase in the sales prices of homes across the nation. We expect this trend to moderate over time as industry-wide projections indicate slight increases in inventory in future quarters. In addition to royalties received from our third-party franchisees, NRT Incorporated, our wholly-owned real estate brokerage firm, continues to pay royalties to our real estate franchise business. However, these intercompany royalties, which approximated $285 million and $260 million during third quarter 2005 and 2004, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA. Our strategy for continued growth in the real estate franchise business is to expand our global franchise base by aggressively marketing our Century 21, Coldwell Banker, Coldwell Banker Commercial, ERA and Sotheby’s International Realty brands.

Revenues within our real estate brokerage business increased $436 million (11%) in the nine months ended September 30, 2005 as compared with the same period in 2004. Such increase is partially attributable to significant acquisitions made by NRT during or subsequent to third quarter 2004, which together contributed incremental revenues and EBITDA of $168 million and $14 million, respectively, to the nine months ended September 30, 2005 operating results. Apart from these acquisitions, NRT’s revenues increased $268 million (7%) in the nine months ended September 30, 2005 as compared with the same period in 2004. This increase was substantially comprised of higher commission income earned on homesale transactions, which was primarily driven by a 15% increase in the average price of homes sold, partially offset by a 6% decline in the number of homesale transactions. The 15% period-over-period increase in average price is reflective of the supply of, and demand for, homes resulting in an overall increase in the sales prices of homes across the nation. We expect this trend to moderate over time as industry-wide projections indicate slight increases in inventory in future quarters. We believe that the reduction in homesale transactions and, in part, the increase in price, are reflective of relatively low inventories of homes available for sale in many of the coastal regions that NRT serves and increased competition. EBITDA further reflects an increase of $190 million in commission expenses paid to real estate agents as a result of the incremental revenues earned on homesale transactions, as well as a higher average commission rate paid to real estate agents in third quarter 2005 due to the progressive nature of revenue-based agent commission schedules. Our strategy for continued growth in this business includes strategic acquisitions of real estate brokerages, the continued recruitment and retention of real estate agents and maintaining our commission rates in an increasingly competitive market through the delivery of industry-leading sales support technology and customer service.

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

Revenues from our relocation services business increased $32 million (9%) in the nine months ended September 30, 2005 as compared with the same period in 2004. Such increase was primarily driven by $6 million (8%) of higher fixed fee homesale revenues and $22 million (17%) of increased referral fees. The increase in fixed fee homesale revenues is primarily attributable to increased home values and higher volume. The increase in referral fees was due to higher referral rates and transaction volume.

Revenues from our settlement services business increased $5 million (2%) in the nine months ended September 30, 2005 as compared with the same period in 2004 primarily due to a $14 million increase in title and closing volume and fees, partially offset by the absence of a $7 million gain recorded on the sale of certain non-core assets in 2004.

EBITDA further reflects an increase of approximately $125 million (3%) in operating, marketing and administrative expenses (apart from NRT’s significant acquisitions and real estate agent commission expenses, both of which are discussed separately above) principally resulting from (i) $30 million of incremental expenses primarily representing inflationary increases in rent, office administration and other fixed costs within our real estate brokerage business, (ii) a $22 million increase in staffing and other personnel-related costs incurred within our relocation business primarily to support increases in volume, (iii) $20 million of higher marketing expenses to support growth in our real estate franchise and brokerage operations, (iv) $15 million of expenses incurred within our real estate brokerage business primarily to support an increased number of offices, (v) $6 million of expenses resulting from restructuring actions primarily at our settlement services and real estate brokerage businesses, (vi) $5 million of costs at our settlement services business related to developing and enhancing certain infrastructures that were previously maintained at and leveraged from our former mortgage business and (vii) $5 million of costs at our settlement services business related to additional title and closing volume.

Hospitality Services

Revenues increased $149 million (15%), while EBITDA declined $9 million (2%), in the nine months ended September 30, 2005 compared with the same period in 2004. Key revenue drivers increased at our timeshare exchange and lodging franchise businesses, reflecting positive industry-wide dynamics, but the period-over-period EBITDA comparison was negatively impacted by a favorable settlement recorded in second quarter 2004 related to a lodging franchisee receivable.

Revenues within our RCI timeshare exchange business increased $25 million (5%) during the nine months ended September 30, 2005 due to a $13 million (4%) increase in exchange and subscription fee revenues and a $17 million (21%) increase in other timeshare points and rental transaction revenues, partially offset by a $5 million decrease in other transactional revenues. The increase in exchange and subscription fee revenues in the nine months ended September 30, 2005 was primarily driven by a 5% increase in the average number of worldwide subscribers and an 8% increase in the average exchange fee, partially offset by a 4% decrease in exchange transaction volumes. The increase in other timeshare points and rental transaction revenues during the nine months ended September 30, 2005 was principally driven by a 21% increase in points and rental transaction volume, partially offset by a 3% decrease in the average price per rental transaction. Revenue trends reflect the continued shift in the RCI timeshare membership base toward a greater mix of points members from traditional one-week timeshare members.

Royalty, marketing and reservation fund revenues within our lodging franchise operations increased $20 million (7%) in the nine months ended September 30, 2005 partially due to our purchase of the exclusive rights to the Ramada International trademark in December 2004. Ramada International contributed $10 million of incremental royalty, marketing and reservation fund revenues to the nine months ended September 30, 2005. The Ramada International properties also added approximately 26,000 rooms, which is approximately 5% of the total weighted average rooms available within our lodging franchise system. Apart from this acquisition, royalty, marketing and reservation fund revenues increased $10 million (3%) primarily resulting from an 8% increase in revenue per available room (“RevPAR”), partially offset by a 4% decrease in weighted average rooms available. The RevPAR increase reflects (i) increases in both price and occupancy principally attributable to an overall improvement in the economy lodging segment in which our hotel brands primarily operate, (ii) the termination of underperforming properties throughout 2004 that did not meet our required quality standards or their financial obligations to us and (iii) the strategic assignment of personnel to field locations designed to assist franchisees in improving their hotel operating performance. The decrease in weighted average rooms available reflects our termination of underperforming properties, as discussed above, the expiration of franchise agreements, certain franchisees exercising their right to terminate their agreement and the timing of new additions and terminations to our franchise system. Revenue and EBITDA also benefited from a $7 million gain recognized on the sale of an investment within our lodging business during the nine months ended September 30, 2005. Additionally, our Trip Rewards loyalty program contributed $12 million of incremental revenue during the nine months ended September 30, 2005.

We acquired Landal GreenParks and Canvas Holidays Limited, which are both European vacation rental businesses, in May 2004 and October 2004, respectively. The operating results of Landal have been included in our results for the entire nine months ended September 30, 2005 but only for five months of the same period in 2004. The operating results of Canvas have been included in our results for the entire nine months ended September 30, 2005 but for none of the same period in 2004. Accordingly, Landal and Canvas contributed incremental revenues of $41 million and $25 million, respectively, and EBITDA of ($5) million and $7 million, respectively, during the nine months ended September 30, 2005. Apart from these acquisitions, revenues at our European vacation rental companies increased $11 million (5%) primarily as a result of the conversion of a franchised park to a managed park as we previously received only a franchise fee and now have the full benefit of revenue generated by the park.

EBITDA further reflects an increase of approximately $95 million (15%) in operating, marketing and administrative expenses (excluding the incremental expenses generated by Landal and Canvas Holidays acquisitions) principally resulting from (i) $18 million of higher year-over-year bad debt expense primarily due to the absence of a $15 million settlement recorded in the nine months ended September 30, 2004 related to a lodging franchisee receivable, (ii) the utilization of $10 million of incremental revenues generated by our Trip Rewards loyalty program to fund related marketing initiatives, (iii) $19 million of additional marketing-related expenses primarily related to increasing brand recognition within our lodging franchise business and marketing initiatives within our timeshare exchange business, (iv) $17 million of additional variable operating expenses principally due to higher transaction volumes in our timeshare exchange and vacation rental businesses and additional infrastructure costs to support growth in our Hospitality Services businesses and (v) $5 million of restructuring costs incurred as a result of the consolidation of certain call centers and back-office functions.

Timeshare Resorts

Revenues and EBITDA increased $133 million (12%) and $12 million (7%), respectively, in the nine months ended September 30, 2005 compared with the same period in 2004. The EBITDA comparison was negatively impacted by $14 million of expenses incurred during third quarter 2005 to account for the estimated impact of the hurricanes experienced in the Gulf Coast during September 2005. This charge primarily reflects a provision for estimated timeshare contract receivable losses and estimated costs to repair timeshare properties. The ultimate amount of loss resulting from the Gulf Coast hurricanes will be refined as we gain complete access to our properties and improve engineering estimates and will depend on the outcome of insurance claims proceedings. Revenue and EBITDA, exclusive of the impact of the Gulf Coast hurricanes, reflect organic growth in timeshare sales, a gain on the sale of land and increased consumer finance income.

Net sales of VOIs at our timeshare resorts business increased $84 million (9%) in the nine months ended September 30, 2005 despite the September 2005 Gulf Coast hurricanes. Such increase was principally driven by a 10% increase in tour flow and a 4% increase in revenue per guest. This revenue increase includes a $26 million decrease in higher margin upgrade sales at our Trendwest resort properties due to special upgrade promotions conducted during 2004 undertaken to mitigate the negative impact on tour flow from the Do Not Call legislation. Tour flow, as well as revenue per transaction, benefited in the nine months ended September 30, 2005 from our expanded presence in premium destinations such as Hawaii, Las Vegas and Orlando. Tour flow was also positively impacted by the opening of new sales offices, our strategic focus on new marketing alliances and increased local marketing efforts. We believe that VOI sales and tour flow were suppressed during third quarter

2005 due to an interruption in the domestic travel market caused by the September 2005 Gulf Coast hurricanes. It is too early to determine whether Hurricane Wilma will have a similar effect on VOI sales and tour flow in fourth quarter 2005.

Revenue and EBITDA also increased $45 million in the nine months ended September 30, 2005 as a result of incremental net interest income earned on our contract receivables primarily due to (i) growth in the consolidated portfolio without corresponding increases in net borrowing costs and (ii) more favorable valuation adjustments in 2005 to our retained interest in securitized contract receivables. Contributing to lower net interest costs in 2005 were more favorable financing arrangements achieved on securitized receivable contracts in 2005 compared with 2004, as well as a greater percentage of contract receivables that were financed through operations in 2005. Revenue and EBITDA comparisons were further impacted by $11 million of income recorded in second quarter 2005 in connection with the disposal of a parcel of land that was no longer consistent with our development plans. The year-over-year revenue and EBITDA comparisons were also impacted by the absence of a $4 million gain recognized in first quarter 2004 in connection with the sale of a third-party timeshare financing operation and $3 million of revenue generated by such operations in 2004 prior to the sale date.

EBITDA further reflects an increase of approximately $105 million (11%) in operating, marketing and administrative expenses primarily resulting from (i) $26 million of increased cost of sales associated with increased VOI sales, (ii) $27 million of additional commission expense associated with increased VOI sales and increased commission rates, (iii) $18 million of incremental marketing spend to support sales efforts and anticipated growth in the business, (iv) $14 million of additional costs incurred to fund additional staffing needs to support continued growth in the business, improve existing properties and integrate the Trendwest and Fairfield contract servicing systems and (v) $13 million of additional contract receivable provisions recorded in 2005.

Vehicle Rental

Revenues increased $382 million (11%), while EBITDA decreased $20 million (5%) in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. We experienced strong demand for vehicle rentals throughout the year and expect rental volumes to continue to grow in the foreseeable future; however, EBITDA margin comparisons were negatively impacted by lower domestic rental car pricing, higher fleet costs and damage to vehicles as a result of the hurricanes experienced in the Gulf Coast during September 2005.

Revenues generated by our domestic car rental operations increased $271 million (10%) during the nine months ended September 30, 2005, which was comprised of a $226 million (10%) increase in T&M revenue and a $45 million (15%) increase in ancillary revenues. The increase in domestic T&M revenues was principally driven by a 14% increase in the number of days a car was rented, partially offset by a 4% decrease in T&M revenue per day. The increase in rental days reflects, in part, our strategic decision to implement more competitive pricing in third quarter 2004. This program was continued into the second quarter of 2005 when we instituted a price increase in response to rising fleet costs. Accordingly, T&M revenue per day decreased 4% during the nine months ended September 30, 2005 when compared with the nine months ended September 30, 2004 but increased 6% in third quarter 2005 when compared with second quarter 2005. We expect further price increases along with continued volume gains in 2006 as we seek to offset the impact of higher fleet costs and anticipated increases in interest costs, which we began to experience to a slighter degree in third quarter 2005. Pricing was also negatively impacted during 2005 by competitive conditions in the domestic car rental industry resulting from higher industry-wide fleet levels, which we believe were caused by enhanced incentives offered by car manufacturers in prior periods. Fleet depreciation increased $104 million (16%) in 2005 primarily due to (i) an increase of 13% in the average size of our domestic rental fleet and (ii) reductions to manufacturer incentives received on our 2005 model year inventory (which was in utilization during the nine months ended September 30, 2005) as compared with those received on our 2004 model year inventory (which was in utilization during the nine months ended September 30, 2004). The $45 million increase in ancillary revenues was due primarily to a $23 million increase in gasoline revenues and a $22 million increase in counter sales of insurance and other items. EBITDA from our domestic car rental operations also reflects (i) $127 million of additional expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, airport commissions, shuttling costs and funding costs on vehicle purchases, (ii) $26 million of increased expenses associated with higher gasoline costs, (iii) $10 million of additional litigation expense resulting from the settlement of an ongoing dispute with licensees of our Avis brand arising out of our acquisition of the Budget business in 2002, (iv) $10 million of incremental expenses relating to the estimated damages caused by the hurricanes experienced in the Gulf Coast in September 2005, which primarily included the impairment of rental cars, some of which may be recovered in future periods, and (v) $9 million of additional interest expense incurred on debt issued to support the purchase of vehicles. The ultimate amount of loss resulting from the Gulf Coast hurricanes will be refined as we gain full access to our rental locations and develop more precise estimates of lost and damaged vehicles, some of which may be recovered in future periods. No further expenses are expected in future quarters as a result of these hurricanes.

Revenues generated by our international car rental operations increased $86 million (24%) due to a $66 million (23%) increase in car rental T&M revenue and a $20 million (27%) increase in ancillary revenues. The increase in T&M revenues was principally driven by a 16% increase in the number of days a car was rented and a 6% increase in T&M revenue per day. The favorable effect of incremental T&M revenues was partially offset in EBITDA by $32 million of increased fleet depreciation and related costs and $22 million of higher operating expenses, both principally resulting from increased car rental volume and an increase of 20% in the average size of our international rental fleet to support such volume. The increase in revenue generated by our international car rental operations includes the effect of favorable foreign currency exchange rate fluctuations of $27 million, which was principally offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses.

We are still negotiating the purchase of a portion of our 2006 model year inventory and expect to incur increased fleet depreciation costs throughout the remainder of 2005 and 2006. Accordingly, our ability to maintain profit margins consistent with prior periods will be dependent on our ability to successfully reflect corresponding charges in our pricing program.

Budget truck rental revenues increased $25 million (6%) in the nine months ended September 30, 2005, primarily representing a $19 million (5%) increase in T&M revenue, which reflects a 4% increase in T&M per day and a 2% increase in rental days. The favorable impact on EBITDA of increased T&M revenue was offset by (i) $22 million of incremental fleet depreciation and related costs resulting from a 13% increase in the average size of our truck rental fleet in anticipation of increased demand and (ii) $6 million of restructuring costs, representing facility, employee relocation and severance costs incurred in connection with the closure of a reservation center and unprofitable Budget truck rental locations.

Travel Distribution Services

Revenues and EBITDA increased $521 million (39%) and $68 million (19%), respectively, in the nine months ended September 30, 2005 compared with the same period in 2004, reflecting the inclusion of revenues and expenses from recent acquisitions as well as $26 million of integration costs associated with those acquisitions. Subsequent to the nine months ended September 30, 2004, we completed the acquisitions of Orbitz (November 2004), Gullivers (April 2005), ebookers (February 2005) and another online travel business (April 2004). The operating results of these companies have been included in our results from their respective acquisition dates forward and therefore were incremental to our results during the nine months ended September 30, 2005. Accordingly, Orbitz, Gullivers, ebookers and the other online travel business contributed incremental revenues of $301 million, $150 million, $69 million and $11 million, respectively, and EBITDA earnings (losses) of $61 million, $38 million, ($20) million and $5 million, respectively. In addition, effective January 1, 2005, we transferred our membership travel business to the discontinued Marketing Services segment. As a result, revenue and EBITDA of $45 million and $6 million, respectively, generated by such operations in the nine months ended September 30, 2004 were absent from this segment’s results in the same period in 2005. Apart from these acquisitions and the transfer of the membership travel business, revenue increased $35 million (3%) and EBITDA decreased $10 million (3%) in the nine months ended September 30, 2005.

Galileo and supplier services, our “order taker” businesses that primarily provide GDS services to the travel industry, experienced an overall $6 million (1%) increase in revenues primarily driven by a $19 million (2%) increase in worldwide air booking fees and $7 million of additional ancillary revenue, partially offset by a $20 million (22%) decline in subscriber fees. The increase in air booking fees was comprised of a $28 million (4%) increase in international air booking fees, partially offset by an $8 million (3%) decrease in domestic air booking fees. The increase in international air booking fees was principally driven by 2% higher booking volumes, which totaled 132 million segments during the nine months ended September 30, 2005 and which primarily resulted from a combination of an increase in travel demand within the Middle East and Asia/Pacific regions and travel agency conversions to the Galileo system, partially offset by a decline in demand in Europe. The $8 million decrease in domestic air booking fees was driven by a 9% decline in the effective yield on such bookings, partially offset by a 6% increase in booking volumes, which totaled 69 million segments during the nine months ended September 30, 2005. The domestic volume increase and effective yield decline are consistent with our pricing program with major U.S. carriers, which was designed to gain access to all public fares made available by the participating airlines. International air bookings represented approximately two-thirds of our total air bookings during the nine months ended September 30, 2005. The $7 million decrease in ancillary revenues is due to lower fees earned on long-term technology service arrangements with certain airline carriers. The $20 million reduction in subscriber fees is a result of the continuing trend of fewer travel agencies leasing computer equipment from us during the nine months ended September 30, 2005 compared with the same period in 2004.

Apart from the acquisitions described above, revenues generated from our “order maker” travel business increased $29 million (26%) during the nine months ended September 30, 2005 compared to the same period 2004 primarily due to a 27% increase in online gross bookings primarily at our Cheaptickets.com website and Travelport, our online corporate travel solutions business. Higher gross bookings at Cheaptickets.com is primarily attributable to improved site functionality resulting in greater conversion rates and enhanced content, including additional online hotel offerings. The Travelport gross bookings increase is the result of our expanded full service offering in our corporate travel solutions business.

EBITDA further reflects an increase of approximately $45 million in expenses (excluding the impact of the aforementioned acquisitions and the transfer of the membership travel business) principally resulting from (i) the absence in 2005 of a $32 million expense reduction realized in the nine months ended September 30, 2004 in connection with a benefit plan amendment, (ii) $14 million of increased commissions attributable to higher booking volumes, principally in the Middle East and Asia/Pacific regions and a greater mix of booking volumes in higher commission rate countries, (iii) $13 million of additional expenses associated with developing enhanced technology and other project initiatives and (iv) $11 million of restructuring charges incurred during the nine months ended September 30, 2005, as a result of actions taken to reduce staff levels in some of our “order taker” related business and the realignment of our global sales force. Such amounts were partially offset by (i) a $15 million reduction in costs primarily realized at our Cheaptickets.com and Lodging.com businesses, as a result of integration efforts executed domestically within our online “order maker” businesses, including the migration of technology to a common platform and (ii) $11 million of expense savings on network communications and equipment maintenance and installation due, in part, to reduced volume within the Galileo subscriber business where travel agents lease computer equipment from us.

Mortgage Services

Revenues and EBITDA decreased $499 million and $269 million, respectively, in the nine months ended September 30, 2005 compared with the same period in 2004. As a result of the spin-off of PHH Corporation, the nine months ended September 30, 2005 consists of only one month of activity while the nine months ended September 30, 2004 consists of nine months. Our former mortgage operations generated revenue and EBITDA of $501 million and $93 million, respectively, for the eight-month period ended September 30, 2004. For the month of January, revenue increased $2 million and EBITDA decreased $176 million in 2005 compared with 2004. The EBITDA reduction was primarily due to an expected non-cash impairment charge of $180 million recorded in January 2005 to reflect a portion of the difference between the carrying value and market value of PHH as a result of the spin-off.

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

FINANCIAL CONDITION

	September 30,	December 31,
	2005	2004	Change
Total assets exclusive of assets under management programs	$22,949	$27,872	$(4,923)
Total liabilities exclusive of liabilities under management programs	11,577	15,494	(3,917)
Assets under management programs	12,478	14,698	(2,220)
Liabilities under management programs	12,635	14,381	(1,746)
Stockholders’ equity	11,215	12,695	(1,480)

Total assets exclusive of assets under management programs decreased approximately $4.9 billion primarily due to (i) the spin-off of PHH, which reduced assets by approximately $5.6 billion, (ii) the sale of Wright Express, which (excluding proceeds received on the sale) reduced assets by $685 million and (iii) a reduction of $643 million in our net deferred tax asset principally due to utilization of our net operating loss carryforwards during 2005. These decreases were partially offset by approximately $1.6 billion and $707 million of assets acquired in connection with our acquisitions of Gullivers and ebookers, respectively (See Note 4 to our Consolidated Condensed Financial Statements).

Total liabilities exclusive of liabilities under management programs decreased approximately $3.9 billion primarily due to (i) the spin-off of PHH, which reduced liabilities by approximately $4.4 billion and (ii) the sale of Wright Express, which reduced liabilities by $434 million. These decreases were partially offset by (i) net incremental borrowings of $531 million under our revolving credit facility and commercial paper program, which were utilized to fund a portion of the purchase price of Gullivers (see Note 4 to our Consolidated Condensed Financial Statements) and (ii) $388 million and $253 million of liabilities that we assumed in connection with our acquisitions of Gullivers and ebookers, respectively (See Note 4 to our Consolidated Condensed Financial Statements).

Assets under management programs decreased approximately $2.2 billion primarily due to the spin-off of PHH, which had approximately $4.2 billion of assets. This decrease was partially offset by approximately $1.4 billion of net additions to our vehicle rental fleet, reflecting seasonality and current and projected year-over-year increases in demand, and $260 million of additional timeshare-related assets, primarily representing timeshare contract receivables associated with sales of vacation ownership interests.

Liabilities under management programs decreased approximately $1.7 billion primarily due to the spin-off of PHH, which had approximately $3.4 billion of liabilities. This decrease was partially offset by additional borrowings of approximately $1.4 billion to support the growth in our vehicle rental fleet described above and approximately $500 million of net incremental borrowings within our timeshare and relocation businesses. See “Liquidity and Capital Resources—Financial Obligations—Debt Under Management Programs” for a detailed account of the change in our debt related to management programs.

Stockholders’ equity decreased approximately $1.5 billion primarily due to (i) the $1.65 billion dividend of PHH’s equity to our shareholders, (ii) our repurchase of approximately $1.0 billion (approximately 48 million shares) of Cendant common stock and (iii) $309 million of cash dividend payments. Such decreases were partially offset by (i) net income of $805 million for the nine months ended September 30, 2005, (ii) the $488 million adjustment to offset the valuation charge associated with the PHH spin-off (which is included in both the $1.65 billion PHH dividend and in the 2005 net income) and (iii) $270 million related to the exercise of employee stock options (including a $60 million tax benefit). See Note 16 to our Consolidated Condensed Financial Statements for a description of the effect of the PHH spin-off.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At September 30, 2005, we had $356 million of cash on hand, a decrease of $111 million from $467 million at December 31, 2004. The following table summarizes such decrease:

	Nine Months Ended September 30,
	2005	2004	Change
Cash provided by (used in):
Operating activities	$2,541	$2,771	$(230)
Investing activities	(3,526)	(1,384)	(2,142)
Financing activities	897	(943)	1,840
Effects of exchange rate changes	(44)	4	(48)
Cash provided by discontinued operations	21	361	(340)

Net change in cash and cash equivalents	$(111)	$809	$(920)

During the nine months ended September 30, 2005, we generated $230 million less cash from operating activities in comparison with the same period in 2004. This change principally reflects the spin-off of our former mortgage business, which generated $88 million of cash from program activities in the nine months ended September 30, 2005 and generated $365 million in the nine months ended September 30, 2004.

We used approximately $2.1 billion more cash in investing activities during the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. Such change primarily reflects (i) the use of approximately $1.4 billion more cash to fund acquisitions in 2005 (principally Gullivers and ebookers) and (ii) the use of $919 million more cash to acquire vehicles for our vehicle rental business principally in connection with current and anticipated increases in rental volumes. Capital expenditures, which increased by $23 million during the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004, are anticipated to be in the range of $450 million to $500 million for 2005.

We generated approximately $1.8 billion more cash from financing activities during the nine months ended September 30, 2005 in comparison with the same period in 2004. Such change principally reflects (i) a reduction of approximately $1.2 billion in cash used to settle corporate indebtedness (including the payment of $778 million to repurchase $763 million of our 6.75% notes in 2004 that formed a portion of the Upper DECS and $345 million to retire our former 11% senior subordinated notes in 2004), (ii) the activities of our management programs, which provided approximately $1.3 billion more cash in the nine months ended September 30, 2005 due to the spin-off of our former mortgage business and greater borrowing activity in our vehicle rental and relocation businesses during the nine months ended September 30, 2004, and (iii) net incremental short-term borrowings of $461 million under our $3.5 billion revolving credit facility and $1.0 billion commercial paper program, which were utilized to fund a portion of the purchase price of Gullivers in April 2005. Such increases were partially offset by (i) a decrease of $863 million of cash generated during the nine months ended September 30, 2004 from the proceeds received in connection with the settlement of the forward purchase contract component of our Upper DECS securities whereby we issued approximately 38 million shares of CD common stock and (ii) an increase of $121 million in cash used for repurchases of Cendant common stock (net of proceeds received on the issuance of Cendant common stock). See “Liquidity and Capital Resources—Financial Obligations” for a detailed discussion of financing activities during 2005.

DEBT AND FINANCING ARRANGEMENTS
At September 30, 2005, we had approximately $15.5 billion of indebtedness (including corporate indebtedness of approximately $4.8 billion and debt under management programs of approximately $10.7 billion).
Corporate indebtedness consisted of:

		As of	As of
		September 30,	December 31,
	Maturity Date	2005	2004	Change

6 7/8% notes	August 2006	$850	$850	$–
4.89% notes	August 2006	100	100	–
6 1/4% notes	January 2008	798	797	1
6 1/4% notes	March 2010	349	349	–
7 3/8% notes	January 2013	1,191	1,191	–
7 1/8% notes	March 2015	250	250	–
Revolver borrowings (a)	November 2009	381	650	(269)
Commercial paper borrowings (b)		800	–	800
Net hedging gains (losses) (c)		(25)	17	(42)
Other		120	126	(6)

		$4,814	$4,330	$484

(a)
The change in the balance at September 30, 2005 primarily represents borrowings utilized to fund a portion of the purchase price of Gullivers, offset by repayments funded with commercial paper borrowings.

(b)
The balance as of September 30, 2005 represents borrowings under our $1.0 billion commercial paper program, which we commenced on April 1, 2005. The funds from this issuance were used to refinance a portion of our then outstanding revolver borrowings at more favorable interest rates. Such borrowings were due and repaid in October 2005 and bore interest at a weighted average rate of 4%. Generally, we refinance maturing borrowings under this program with additional commercial paper issuances.

(c)
As of September 30, 2005, this balance represents $139 million of mark-to-market adjustments on current interest rate hedges, partially offset by $114 million of net gains resulting from the termination of interest rate hedges, which we will amortize to reduce future interest expense. As of December 31, 2004, the balance represents $138 million of net gains resulting from the termination of interest rate hedges, partially offset by $121 million of mark-to-market adjustments on current interest rate hedges.

The following table summarizes the components of our debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC (formerly, AESOP Funding II L.L.C.):

	As of	As of
	September 30,	December 31,
	2005	2004	Change

Asset-Backed Debt:
Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (a)	$7,063	$5,935	$1,128
Other (b)	1,049	792	257
Mortgage program (c)	–	1,306	(1,306)
Timeshare program (d)	1,746	1,473	273
Relocation program (e)	668	400	268
Vacation rental program	212	251	(39)

	10,738	10,157	581

Unsecured Debt: (f)
Term notes	–	1,833	(1,833)
Commercial paper	–	130	(130)
Other	–	34	(34)

	–	1,997	(1,997)

Total debt under management programs	$10,738	$12,154	$(1,416)

(a)
The change in the balance at September 30, 2005 principally reflects the issuance of fixed and floating rate asset-backed notes at various interest rates to support the acquisition of vehicles used in our vehicle rental business.

(b)
The change in the balance at September 30, 2005 reflects borrowings under our truck financing program and our revolving credit agreements to support the acquisition of vehicles used in our vehicle rental business.

(c)	Represents a borrowing arrangement of our former mortgage business, which was spun-off with PHH in January 2005.
(d)
The change in the balance at September 30, 2005 principally reflects the issuance of $300 million of term notes bearing interest at 4.67% and $225 million of term notes bearing interest at one-month LIBOR plus 18 basis points, both of which have estimated maturity dates in 2010. Such additional borrowings were partially offset by repayments of approximately $240 million of term notes.

(e)
The change in the balance at September 30, 2005 principally reflects the issuance of variable funding notes maturing in February 2006 and additional borrowings under a conduit facility. Also, in September 2005, we issued $65 million of debt under a separate conduit facility, which has a three year term and an interest rate of UK LIBOR plus 25 basis points. Such increases were partially offset by the repayment of approximately $400 million of term notes that matured in first quarter 2005.
(f)	The balances at December 31, 2004 represent unsecured borrowings of our former PHH subsidiary, which was spun-off in January 2005.

The following table provides the contractual maturities for debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC) at September 30, 2005 (except for notes issued under our timeshare program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management programs and for which estimates of repayments have been used):

As of
September 30,
2005

Within 1 year	$3,722
Between 1 and 2 years	2,395
Between 2 and 3 years	1,875
Between 3 and 4 years	952
Between 4 and 5 years	951
Thereafter	843

$10,738

At September 30, 2005, we had approximately $3.5 billion of available funding under our various financing arrangements (comprised of approximately $1.0 billion of availability at the corporate level and approximately $2.5 billion available for use in our management programs). As of September 30, 2005, the committed credit facility and commercial paper programs at the corporate level included:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity

Revolving credit facility and commercial paper program (a)	$3,500	$1,181	$1,308	$1,011
Letter of credit facility (b)	303	–	303	–

(a)	Outstanding borrowings include (i) $800 million under our $1.0 billion commercial paper program, which were due and repaid in October 2005, and (ii) $381 million under our $3.5 billion revolving credit facility, which has a final maturity date of November 2009. The $1.0 billion commercial paper program is fully supported by our $3.5 billion revolving credit facility; accordingly, outstanding borrowings thereunder reduce availability under the $3.5 billion revolving credit facility by a corresponding amount. In addition to the letters of credit issued as of September 30, 2005, the revolving credit facility contains the committed capacity to issue an additional $442 million in letters of credit. The letters of credit outstanding under this facility as of September 30, 2005 were issued primarily to support our vehicle rental business.
(b)	Final maturity date is July 2010.
As of September 30, 2005, available funding under our asset-backed debt programs related to our management programs consisted of:

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity

Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (b)	$8,464	$7,063	$1,401
Other (c)	1,354	1,049	305
Timeshare program (d)	2,392	1,746	646
Relocation program (e)	851	668	183
Vacation rental program (f)	220	212	8

	$13,281	$10,738	$2,543

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $7.6 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(c)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(d)	The outstanding debt is collateralized by approximately $2.9 billion of timeshare-related assets. Borrowings under our asset-linked facility ($525 million) are also recourse to us.
(e)	The outstanding debt is collateralized by $829 million of underlying relocation receivables and related assets.
(f)	The outstanding debt consists of $143 million of capital leases and $69 million of bank debt. The bank debt is collateralized by $119 million of land and related vacation rental assets. The capital lease obligations have corresponding assets classified within assets under management programs on our Consolidated Condensed Balance Sheet as of September 30, 2005.

At September 30, 2005, we also had $400 million of availability for public debt or equity issuances under a shelf registration statement.
We believe that access to our existing financing arrangements is sufficient to meet liquidity requirements for the foreseeable future prior to the full or partial completion of our planned separation into four independent companies. Immediately prior to any such separation, we expect that our existing financing arrangements will be restructured so that they will remain sufficient to meet our liquidity needs for the foreseeable future. However, we can make no assurances that any such restructuring will be completed on terms as favorable as those in our existing financing arrangements.
LIQUIDITY RISK
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to management programs, could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs, (ii) the impairment of our ability to access the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase the related vehicles and (iii) the restructuring of any of our existing financing arrangements resulting from our plan to separate into four independent companies. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios or as a result of the restructuring of such facilities resulting from our contemplated separation or under the terms of such restructured facilities. Additionally, we monitor the maintenance of required financial ratios and, as of September 30, 2005, we were in compliance with all financial covenants under our credit and securitization facilities.
Currently our credit ratings are as follows:

Moody’s
	Investors	Standard &	Fitch
	Service	Poor’s	Ratings

Senior unsecured debt	Baa1	BBB+	BBB+
Commercial paper	P-2	A-2	F-2
Subsequent to our announcement regarding the approved plan to separate Cendant into four independent, publicly traded companies, Moody’s Investors Service, Standard & Poor’s and Fitch Ratings assigned a “developing outlook,” “stable outlook,” and “evolving outlook,” respectively, to our senior unsecured credit ratings. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
CONTRACTUAL OBLIGATIONS
Our future contractual obligations have not changed significantly from the amounts reported within our Current Report on Form 8-K filed on May 5, 2005 with the exception of our commitment to purchase vehicles, which decreased from the amount previously disclosed by approximately $1.8 billion to approximately $3.8 billion at September 30, 2005 as a result of purchases during the nine months ended September 30, 2005. However, we have not yet finalized our 2006 model year vehicle purchase contracts, which we estimate would increase our current vehicle purchase commitment by approximately $4.0 billion. Any changes to our obligations related to corporate indebtedness and debt under management programs are presented above within the section entitled “Liquidity and Capital Resources— Financial Obligations” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.
ACCOUNTING POLICIES
The majority of our businesses operate in environments where we are paid a fee for a service performed. Therefore, the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled “Critical Accounting Policies” of our 2004 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect 2005 reported results (financial instruments, income taxes and goodwill). As previously discussed, our former mortgage business was spun-off with PHH in January 2005. Accordingly, our results of operations for periods subsequent to January 31, 2005 are not subject to the uncertainty inherent in valuing the former mortgage servicing rights asset. There have been no other significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

We will adopt the following recently issued standards as required:

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
Item 3. Quantitative And Qualitative Disclosures About Market Risks
We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2005 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.
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

During the quarter ended June 30, 2005, we began implementing integration activities related to our acquisitions of ebookers plc and Gullivers Travel Associates, which were consummated on February 28, 2005 and April 1, 2005, respectively. Total revenues and total assets related to these two acquisitions were $219 million for the nine months ended September 30, 2005 and approximately $2.1 billion as of September 30, 2005, respectively. Each of these companies, headquartered outside of the United States, was accustomed to operating under less stringent financial reporting and operating control frameworks, compared to Cendant’s (including reporting deadlines, application of U.S. GAAP, general computer controls, extent of process documentation, etc.). Areas have been identified where changes in process, systems and documentation are necessary as part of their inclusion in our Sarbanes-Oxley Section 404 assessment, and we have begun implementing various steps to strengthen their control environments over the remainder of 2005.

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings.
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, after the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC International, Inc. (“CUC”) business units, and prior to the date of this Quarterly Report on Form 10-Q, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against us and other defendants.
One such proceeding described in our Form 10-K, Welch & Forbes, Inc. v. Cendant Corp., et. al., No. 98-2818 (WHW) (the “Prides Action”), is a consolidated class action filed on behalf of purchasers of our PRIDES securities between February 24 and August 28, 1998. Named defendants are Cendant; Cendant Capital I, a statutory business trust formed by Cendant to participate in the offering of PRIDES securities; seventeen current and former officers and directors of Cendant, CUC and HFS, Incorporated; Ernst & Young, LLP, CUC’s former independent accounting firm; and the underwriters for the PRIDES offering, Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Chase Securities Inc.
The Amended Consolidated Complaint in the PRIDES Action alleged that, among other things, the lead plaintiffs and members of the class were damaged when they acquired PRIDES securities because, as a result of accounting irregularities, financial statements issued by Cendant prior to April 15, 1998 were materially false and misleading, and Cendant’s April 15, 1998 press release announcing the discovery of such accounting irregularities failed to fully disclose the impact thereof on Cendant’s previously issued financial statements.
On March 17, 1999, we entered into an agreement to settle the claims of class members in the PRIDES Action who purchased PRIDES securities on or prior to April 15, 1998. The settlement did not resolve claims based upon the purchases of PRIDES after April 16, 1998.
On October 28, 2005, Cendant reached an agreement in principle to settle the claims of class members in the PRIDES Action who purchased PRIDES securities between April 16 and August 28, 1998 pursuant to which Cendant would pay $32.5 million in cash plus 3.5% of any net recovery from litigation Cendant is pursuing against Ernst & Young, arising from the accounting irregularities. Interest will accrue on the cash settlement from the earlier of either approval by the United States District Court in New Jersey or February 1, 2006 at the federal funds rate applicable at that time. The settlement is subject to execution of a definitive settlement agreement and court approval, which Cendant presently expects to occur in early 2006.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(c)   Below is a summary of our Cendant common stock repurchases by month for the quarter ended September 30, 2005:

				Approximate Dollar
			Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased	Paid per Share	Plan (a)	Plan
July 1 – 31, 2005	3,736,543	$22.00	3,736,543	$1,382,147,685
August 1 – 31, 2005	7,072,400	$20.68	7,072,400	$1,244,706,545
September 1 – 30, 2005	13,202,061	$20.06	13,202,061	$986,086,488
Total	24,011,004	$20.54	24,011,004	$986,086,488

(a)
Our share repurchase program, which does not have an expiration date, was first publicly announced on October 13, 1998 in the amount of $1 billion and has been increased from time to time and each such increase has been publicly disclosed, including an increase to include all stock option exercise proceeds in the program. The most recent increase, in the amount of $500 million, was approved by our Board of Directors in July 2005. No shares were purchased outside our share repurchase program during the periods set forth in the table above.

Item 6.   Exhibits
See Exhibit Index.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENDANT CORPORATION

Date: November 2, 2005	/s/ Ronald L. Nelson Ronald L. Nelson President and Chief Financial Officer

Date: November 2, 2005	/s/ Virginia M. Wilson Virginia M. Wilson Executive Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 20, 2004).

10.1	Indenture and Servicing Agreement, dated as of August 11, 2005, by and among Cendant Timeshare 2005-1 Receivables Funding, LLC, as Issuer, Cendant Timeshare Resort Group—Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2005).

10.2	Purchase Agreement by and among Cendant Corporation, Affinity Acquisition, Inc. and Affinity Acquisition Holdings, Inc. dated as of July 26, 2005.

10.3	Amendment No. 1 dated as of October 17, 2005 to the Purchase Agreement dated as of July 26, 2005 by and among Cendant Corporation, Affinity Acquisition, Inc. (now known as Affinion Group, Inc.) and Affinity Acquisition Holdings, Inc. (now known as Affinion Group Holdings, Inc.).*

10.4	Employee Retention Plan Letter— LTIP Vesting.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Portions of Exhibit 10.3 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been filed separately with the Securities and Exchange Commission.