Form 10-K
period 2005-12-31
CENDANT CORP
filed 2006-03-01
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2005 was $23,181,153,218. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
The number of shares outstanding of the Registrant’s common stock was 1,008,183,706 as of January 31, 2006.

Item	Description	Page
	PART I
1	Business	4
1A	Risk Factors	39
1B	Unresolved Staff Comments	49
2	Properties	49
3	Legal Proceedings	50
4	Submission of Matters to a Vote of Security Holders	52
	PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	53
6	Selected Financial Data	55
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	58
7A	Quantitative and Qualitative Disclosures about Market Risk	84
8	Financial Statements and Supplementary Data	85
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
9A	Controls and Procedures	85
9B	Other Information	88
	PART III
10	Directors and Executive Officers of the Registrant	88
11	Executive Compensation	94
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	101
13	Certain Relationships and Related Transactions	104
14	Principal Accountant Fees and Services	105
	PART IV
15	Exhibits and Financial Statement Schedules	106
	Signatures	107
EX-10.13.B: FIRST AMENDMENT TO THE DEFERRED COMPENSATION PLAN
EX-10.16: AMENDMENT TO VARIOUS EQUITY BASED PLANS
EX-10.25: FIRST AMENDMENT TO NON-EMPLOYEE DIRECTORS DEFERRED COMPENSATION PLAN
EX-10.28.B: SECOND AMENDMENT TO THE AMENDED AND RESTATED SUPPLEMENT
EX-10.29.B: FIRST AMENDMENT TO THE SUPPLEMENT
EX-10.30.B: FIRST AMENDMENT TO THE SUPPLEMENT
EX-10.34: SECOND AMENDED AND RESTATED ADMINISTRATION AGREEMENT
EX-10.35: ASSIGNMENT AND ASSUMPTION AGREEMENT
EX-10.36.B: FOURTH AMENDMENT TO THE AMENDED AND RESTATED SUPPLEMENT
EX-10.37.B: FOURTH AMENDMENT TO THE AMENDED AND RESTATED SUPPLEMENT
EX-10.38.B: THIRD AMENDMENT TO THE SUPPLEMENT
EX-10.39.B: FOURTH AMENDMENT TO THE AMENDED AND RESTATED SUPPLEMENT
EX-10.39.C: FIFTH AMENDMENT TO THE AMENDED AND RESTATED SUPPLEMENT
EX-10.40.B: SECOND AMENDMENT TO THE SUPPLEMENT
EX-10.40.C: THIRD AMENDMENT TO THE SUPPLEMENT
EX-10.41.B: SECOND AMENDMENT TO THE SUPPLEMENT
EX-10.42.B: SECOND AMENDMENT TO THE SUPPLEMENT
EX-10.43.B: SECOND AMENDMENT TO THE SUPPLEMENT
EX-10.44.B: SECOND AMENDMENT TO THE SUPPLEMENT
EX-10.45.B: SECOND AMENDMENT TO THE SUPPLEMENT
EX-10.46.A: SUPPLEMENT
EX-10.46.B: FIRST AMENDMENT TO THE SUPPLEMENT
EX-12: STATEMENT RE: COMPUTATION OF RATION OF EARNING TO FIXED CHARGES
EX-21: SUBSIDIARIES OF THE REGISTRANT
EX-23: CONSENT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION
EXPLANATORY NOTE
Due to the pendency of our Separation Plan, as further described in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we have not yet scheduled our 2006 annual meeting of stockholders, and therefore we will not be filing our definitive proxy statement for such meeting within 120 days of the end of our most recent fiscal year. Accordingly, this Annual Report on Form 10-K provides the information required by Part III of Form 10-K which otherwise would have been incorporated by reference from our definitive proxy statement.

FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

●	terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C. and the July 2005 bombings in London, which may negatively affect the travel and transportation industries and our financial results and which could also result in a disruption in our business;

●	the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;

●	the effects of a decline in travel, due to political instability, adverse economic conditions, pandemics, substantial increases in fuel prices or otherwise, on our travel related businesses;

●	the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our real estate related businesses;

●	the effects of changes in current interest rates, particularly on our real estate franchise and real estate brokerage businesses;

●	the final resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities (which were discovered and addressed in 1998);

●	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

●	competition in our existing and potential future lines of business and the financial resources of, and products offered by, competitors;

●	our failure to reduce quickly our substantial technology costs and other overhead costs, if required, in response to a reduction in revenue in any future period, particularly with respect to our reservations systems, and in our global distribution systems, vehicle rental and real estate brokerage businesses;

●	our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster or other business interruption;

●	our ability to successfully integrate and operate acquired and merged businesses and risks associated with such businesses, including the acquisitions of ebookers plc and Gullivers Travel Associates, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

●	our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

●	in relation to our assets under management programs, (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for certain of our securitization facilities and to act as servicer thereto;

●	competitive and pricing pressures in the travel industry, including the car rental and global distribution services industries;

●	changes in the vehicle manufacturer arrangements in our Avis and Budget car rental business, including but not limited to the failure of the manufacturers to meet their obligations under repurchase arrangements, or changes in the credit quality of such vehicle manufacturers, each of which could have a material adverse effect on our results and the principal financing program for our car rental business;

●	filing of bankruptcy by, or the loss of business from, any of our significant customers or suppliers, including our airline customers, and the ultimate disposition of any such bankruptcy, including the bankruptcy reorganization of Delta Air Lines, Inc. and Northwest Airlines Corporation;

●	changes in laws and regulations, including changes in global distribution services rules, telemarketing and timeshare sales regulations and real estate related regulations, state, federal and international tax laws and privacy policy regulation;

●	changes in accounting principles and/or business practices that may result in changes in the method in which we account for transactions and may affect comparability between periods and changes to the estimates and assumptions that we use to prepare our financial statements due to subsequent developments, such as court or similar rulings and actual experience; and

●	substantial damage to, or interruption of business related to, our timeshare properties, our rental cars or hotel properties of our franchisees due to natural disasters, such as hurricanes, floods, fires or earthquakes.
In addition, you should understand that the following important factors and assumptions could affect the timing and implementation of our plan to separate into four independent entities, could affect our future results, as well as the future results of each of the independent companies formed as a result of the proposed separation, and could cause actual results to differ materially from those expressed in our forward-looking statements:

●	risks inherent in the contemplated separation and related transactions, including risks related to increased borrowings, and costs related to the proposed transaction;

●	changes in business, political and economic conditions in the U.S. and in other countries in which Cendant and its companies currently do business;

●	changes in Cendant’s overall operating performance and changes in the operating performance of any of Cendant’s business segments;

●	access to financing sources, required changes to existing financings, and changes in credit ratings, including those that may result from the proposed transaction;

●	the ability of Cendant to obtain the financing necessary to consummate all or a portion of the transaction;

●	new costs, which may be greater than the general corporate overhead expenses currently allocated, due to each of the separating companies being operated as stand-alone companies, rather than as part of an integrated group;

●	the terms of agreements among the separating companies, including the allocations of assets and liabilities, including contingent liabilities and guarantees, and commercial arrangements;

●	increased demands on Cendant’s management team as a result of executing the proposed transactions, in addition to their regular day-to-day management responsibilities; and

●	our ability to complete all or a portion of the contemplated separation plan, which will be subject to certain conditions precedent, including final approval by our Board of Directors, receipt of a tax opinion of counsel, receipt of solvency opinions and the filing and effectiveness of registration statements.
Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.
You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” in Item 1A below, in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.	BUSINESS
Except as expressly indicated or unless the context otherwise requires, the “Company”, “Cendant”, “we”, “our” or “us” means Cendant Corporation, a Delaware corporation, and its subsidiaries.
We are one of the foremost providers of real estate and travel services in the world. Our businesses provide consumer and business services primarily in the real estate and travel services industries through our following five core business segments:

●	Our Real Estate Services segment franchises the real estate brokerage businesses of the CENTURY 21, Coldwell Banker, Coldwell Banker Commercial, Sotheby’s International Realty, and ERA brands; provides residential real estate brokerage services through our NRT subsidiary under our Coldwell Banker, ERA, Corcoran Group and Sotheby’s International Realty brands; assists companies and government agencies in relocating employees through Cendant Mobility; provides title and settlement services, including closing and escrow services, in connection with residential and commercial real estate transactions through our title and settlement services business; and includes home mortgage services through our venture with PHH Corporation.

●	Our Hospitality Services segment franchises hotels under our Wyndham, Wingate Inns, Ramada, Days Inn, Super 8, Howard Johnson, AmeriHost Inn, Travelodge and Knights Inn lodging brands; facilitates the exchange of vacation ownership intervals through our RCI subsidiary; and markets and manages vacation rental properties through a number of brands recognized primarily in Europe.

●	Our Timeshare Resorts segment includes the sales and marketing of vacation ownership interests, property management services to property owners’ associations, consumer financing in connection with the purchase by individuals of vacation ownership interests and the development of timeshare resorts through our Fairfield Resorts and Trendwest Resorts brands.

●	Our Travel Distribution Services segment markets, sells and distributes a broad array of travel and travel-related products and services through multiple channels to facilitate travel commerce both on behalf of travel suppliers and travel distributors and directly to consumers. Our proprietary electronic global distribution business, Galileo, markets and distributes travel products on behalf of travel suppliers such as airlines, hotels and car rental companies to traditional and online travel agents throughout the world. Our numerous online travel web sites, including Orbitz.com and CheapTickets.com in the United States and ebookers.com in Europe, market and sell travel products and services directly to consumers. In addition, we own and operate Gullivers Travel Associates, a wholesale distribution business for travel agents and other distributors of travel content.

●	Our Vehicle Rental segment operates and franchises our Avis and Budget vehicle rental businesses.
During 2005, our company also included the Mortgage Services segment, which included our former mortgage business conducted through Cendant Mortgage (now known as PHH Mortgage), as further described under “Strategic Realignment Plan and Separation Plan” below. In addition, during 2005, we classified as discontinued operations (i) the businesses that made up our Marketing Services segment, including enhancement packages for financial institutions and insurance-based products to consumers through Progeny Marketing Innovations, Cims and Trilegiant Loyalty Solutions; and a variety of membership programs offering discounted products and services to consumers through our former Trilegiant subsidiary, and (ii) our PHH Arval fleet management business and Wright Express fuel card services business, as further described under “Strategic Realignment Plan and Separation Plan” and “Segments” below.
* * *

Strategic Realignment Plan and Separation Plan
During 2005, we continued the process of simplifying our business mix to focus solely on our core real estate and travel businesses, a process we began in 2004. In connection with this process, in 2005, we continued to execute the four-phase strategic realignment plan to divest our non-core businesses. In the first phase, completed on June 25, 2004, we disposed of our Jackson Hewitt tax preparation services business in an initial public offering. In the second phase, completed on January 31, 2005, we spun-off our mortgage, appraisal and fleet management businesses through the distribution of a dividend to our stockholders of all of the shares of common stock of PHH Corporation. In the third phase, completed on February 22, 2005, we disposed of our Wright Express fuel card business in an initial public offering, and in connection with the disposition, we received $964 million in cash. In the fourth and final phase of our strategic realignment plan, we disposed of our Marketing Services division, including our Progeny Marketing Innovations, Trilegiant, Trilegiant Loyalty Solutions and Cims businesses, on October 17, 2005 for approximately $1.7 billion in cash (approximately $1.8 billion of gross proceeds). For more information regarding the disposition of our Marketing Services division, please see “Discontinued Operations” below.
Following completion of the strategic realignment plan, on October 23, 2005, our Board of Directors approved a plan to separate our company into four independent, publicly traded companies, one each for our Real Estate Services, Hospitality (including Timeshare Resorts), Travel Distribution and Vehicle Rental businesses (the “Separation Plan”).
We expect the separation to be effected through three 100% spin-offs, and we currently expect to complete the spin-offs of the Real Estate Services and Hospitality companies in the second quarter and third quarter of 2006, respectively, followed by the spin-off of the Travel Distribution company in October of 2006. Each of the spin-offs is expected to be tax-free for Cendant and its shareholders. Following each distribution, Cendant shareholders will own 100% of the common stock of the company being distributed. In connection with the Separation Plan, the four companies are expected to enter into certain agreements governing their relationships following the separation, including the assumption of certain contingent liabilities of Cendant.
The four new companies will be led by teams primarily drawn from Cendant’s current senior leadership. Henry R. Silverman will be Chairman and Chief Executive Officer of the Real Estate Services company, with Richard A. Smith serving as Vice Chairman and President. The Hospitality company will be headed by Stephen P. Holmes as Chairman and Chief Executive Officer. Ronald L. Nelson will lead the Vehicle Rental company as its Chairman and Chief Executive Officer with F. Robert Salerno serving as President. The Travel Distribution company is currently conducting a search for a new Chief Executive Officer, which role is being filled on an interim basis by Mr. Nelson. Each of the new companies’ Board of Directors will be composed of a diverse group of experienced directors, with a majority of independent directors.
Consummation of the proposed separation is subject to a number of uncertainties and conditions precedent, including final approval by Cendant’s Board of Directors, receipt of a tax opinion of counsel, receipt of solvency opinions, and the filing and effectiveness of registration statements with the Securities and Exchange Commission (the “Commission” or the “SEC”). Also, the separation is subject to the completion of applicable refinancings of Cendant’s corporate debt on terms acceptable to Cendant. For more information regarding our Separation Plan, please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company History
We were created through a merger with HFS Incorporated in December 1997 with the resultant corporation being renamed Cendant Corporation. Our principal executive office is located at 9 West 57th Street, New York, New York 10019 (telephone number: (212) 413-1800). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Commission and certain of our officers and directors file statements of changes in beneficial ownership on Form 4 with the Commission. Such reports (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to such reports), proxy statements and other information and such Form 4s can be accessed on our web site at www.cendant.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. A copy of our Codes of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our web site. We will provide, free of charge, a copy of our Codes of Conduct and Ethics, Corporate Governance Guidelines and Board Committee Charters upon request by phone or in writing at the above phone number or address, attention: Investor Relations. In accordance with New York Stock Exchange (NYSE) Rules, on May 19, 2005, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.
SEGMENTS
Following the completion of the spin-off of our former mortgage, fleet leasing and appraisal businesses; the initial public offering of our former fuel card business, Wright Express Corporation; and the formal approval by our Board of Directors of a disposition plan for our former Marketing Services division, we filed a Current Report on Form 8-K dated May 5, 2005 to update our 2004 annual financial statements and certain other financial information contained in our 2004 Annual Report on Form 10-K to recast the account balances and activities of these businesses as discontinued operations to the extent required by generally accepted accounting principles in the United States.
In addition, during 2004, we reported the results of our operations in the following six segments: Real Estate Franchise and Operations, Mortgage Services, Hospitality Services, Travel Distribution Services, Vehicle Services and Marketing Services. Effective January 1, 2005, we began reporting the results of our operations in the following six segments: Real Estate Services, Hospitality Services, Timeshare Resorts, Travel Distribution Services, Vehicle Rental and Mortgage Services. We recasted the financial information for our segments in connection with this change to our segment structure in the Form 8-K dated May 5, 2005 referred to above. As a result of the Separation Plan, we may further change our segment structure during 2006.
REAL ESTATE SERVICES DIVISION
REAL ESTATE SERVICES SEGMENT (40%, 40% and 36% of revenue for 2005, 2004 and 2003, respectively)
Our Real Estate Services segment is one of the preeminent and most integrated providers of residential real estate and relocation services in the world.
Real Estate Franchise Business
Our real estate franchise business is the world’s largest franchisor of real estate brokerages and our brands are among the most well known and established real estate brokerage brands in the real estate industry. In the United States, during 2005, brokers operating under one of our franchised brands represented the buyer or the seller in approximately one out of every four single family home sale transactions that involved a broker. Our primary objectives are to sell new franchises, renew existing franchises and, most importantly, provide world-class service and support to our franchisees in a way that enables them to increase their revenue and profitability. Our real estate franchise brands are:

●	Coldwell Banker, one of the world’s leading brands for the sale of million-dollar-plus homes and one of the largest residential real estate brokerage franchisors, with approximately 3,800 franchise and company owned offices and approximately 125,000 sales associates in the United States, Canada and 28 other countries and territories;

●	CENTURY 21, one of the world’s largest residential real estate brokerage franchisors, with approximately 7,900 franchise offices and approximately 143,000 sales associates located in 42 countries and territories;

●	ERA, a leading residential real estate brokerage franchisor, with approximately 2,800 franchise and company owned offices and approximately 36,600 sales associates located in 30 countries and territories;

●	Sotheby’s International Realty, a luxury real estate brokerage franchisor which we acquired in February 2004 and have grown from 15 company owned offices to 220 franchise and company owned offices, with approximately 5,100 sales associates in the United States and four other countries and territories; and

●	Coldwell Banker Commercial, a leading commercial real estate brokerage franchisor, with approximately 160 franchise offices and approximately 1,400 sales associates worldwide.
We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees. Our franchisees pay us fees for the right to operate under one of our trademarks and access to the systems and tools provided by our real estate franchise systems. In addition, we provide our franchisees with educational materials which contain recommended methods, specifications and procedures for operating the franchise, continuous training programs and assistance and a national marketing program and related services. We operate and maintain an Internet-based reporting system for our franchisees which allows them to electronically transmit listing information, transactions, and other relevant reporting data. We also own and operate web sites for each of our brands. We offer our franchisees the opportunity to sell ancillary services such as title insurance and escrow services as a way to enhance their business and to increase our cross-selling initiative. In addition, each brand focuses on technology initiatives. In 2005, we began rolling out SearchRouter, which delivers to franchisees all local listings from all real estate companies in a particular area, and LeadRouter, which delivers Internet consumer leads directly to a sales associate’s cellular phone in real time.
Generally, the franchise agreements have a term of ten years and require the franchisees to pay us an initial franchise fee up to $25,000, plus, upon the receipt of any commission income, a royalty fee, in most cases, equal to 6% of such income. Each of our franchise systems (other than Coldwell Banker Commercial) offers a volume incentive program that returns a portion of the royalties paid. Each franchisee (other than our company owned franchisees) is eligible to receive a volume incentive upon the satisfaction of certain conditions. The amount of the volume incentive varies depending upon the franchisee’s annual gross revenue subject to royalty payments for the prior calendar year. Under the current form of franchise agreements, the maximum volume incentive varies for each franchise system and ranges from 2% to 3% of gross revenues. Franchisees are also required to make monthly contributions to national advertising funds maintained for the creation and development of advertising, public relations and programs promoting our brands.
In addition to offices owned and operated by our franchisees, we own and operate approximately 1,000 of the Coldwell Banker, ERA, Coldwell Banker Commercial and Sotheby’s International Realty offices through our NRT subsidiary. NRT pays intercompany royalty fees of approximately 6% of its commission income plus marketing fees to our real estate franchise business in connection with its operation of these offices, which fees are recognized as income or expense at the applicable business unit level and eliminated in the consolidation of our businesses. As such, NRT is the largest contributor to each of our franchise system’s national advertising funds under which NRT operates.
In the United States, we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators. In other parts of the world, we generally employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party’s country or region, or a direct franchising model.
We also offer service providers an opportunity to market their products to our brokers, sales associates and their customers through our Preferred Alliance program. To participate in this program, service providers generally pay us an initial fee, subsequent commissions based upon our franchisees’, or sales associates’, usage of the preferred alliance vendors or both. PHH Mortgage, our former mortgage business, is the only Cendant-endorsed provider of mortgages for customers of our franchisees. We receive a marketing fee for promotion in connection with our endorsement.

We own the trademarks “CENTURY 21”, “Coldwell Banker”, “Coldwell Banker Commercial”, and “ERA” and related trademarks and logos for use in connection with our real estate franchise business. We have an exclusive license to franchise the Sotheby’s International Realty system to qualifying residential real estate brokerage offices and individuals pursuant to a license agreement with a subsidiary of Sotheby’s Holdings, Inc. and other related parties. This license agreement has a 100-year term, which consists of an initial 50-year term and a 50-year renewal option, whereby we pay a licensing fee to Sotheby’s Holdings for the use of the Sotheby’s International Realty name. In connection with our acquisition of this license, we also acquired the domestic residential real estate brokerage operations of Sotheby’s which are now operated by NRT.
Each of our brands has a consumer web site that offers real estate listings, contacts and services. Century21.com, coldwellbanker.com, coldwellbankercommercial.com, sothebysrealty.com and era.com are the official web sites for our real estate franchise systems.
Competition. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our largest national competitors in this industry include, but are not limited to, Prudential, GMAC Real Estate and RE/ MAX real estate brokerage brands. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain independent. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services offered to franchisees.
The ability of our real estate brokerage franchisees to compete is important to our prospects for growth. The ability of an individual franchisee to compete may be affected by the quality of its sales associates, the location of its office, the services provided to its sales associates, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is generally reduced by virtue of the diverse geographical locations of our franchisees. At December 31, 2005, our combined real estate franchise systems had approximately 9,200 brokerage offices in the United States and approximately 15,000 offices worldwide. The real estate franchise systems have offices in 59 countries and territories in North and South America, Europe, Asia, Africa and Australia.
Company Owned Real Estate Brokerage Business
Through our subsidiary, NRT Incorporated, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas in the United States. NRT is the largest U.S. residential real estate brokerage firm and operates under our franchise brands, principally Coldwell Banker, ERA and Sotheby’s International Realty, as well as proprietary brands that we own, but do not franchise, such as the Corcoran Group. We have nearly 1,100 company owned brokerage offices, approximately 9,000 employees and over 64,000 sales associates working with these company owned offices.
Our real estate brokerage business derives revenue primarily from sales commissions, which we receive at the closing of real estate transactions. Sales commissions usually range from 5% to 7% of the home sale price. In transactions in which we act as a broker for solely the buyer or the seller, the seller’s broker typically instructs the closing agent to pay the buyer’s broker a portion of the sales commission. Sales associates generally receive between 50% and 80% of the commissions payable to us.
When we assist the seller in a real estate transaction, our sales associates generally provide the seller with a full service marketing program, which may include developing a direct marketing plan for the property, assisting the seller in pricing the property and preparing it for sale, listing it on multiple listing services, advertising the property (including on web sites), showing the property to prospective buyers, assisting the seller in sale negotiations, and assisting the seller in preparing for closing the transaction. When we assist the buyer in a real estate transaction, our sales associates generally assist the buyer in locating specific properties that meet the buyer’s personal and financial specifications, show properties to the buyer, assist the buyer in sales negotiations (where permissible) and assist the buyer in preparing for closing the transaction.

We operate approximately 87% of our offices under the Coldwell Banker brand name, approximately 3% of our offices under the ERA brand name, approximately 6% of our offices under the Corcoran Group brand name and approximately 4% of our offices under the Sotheby’s International Realty brand name. Our offices are geographically diverse with a strong presence in the east and west coast areas. We operate our Coldwell Banker offices in numerous regions throughout the country; our ERA offices in New Jersey and Pennsylvania; our Corcoran Group offices in New York City, the Hamptons (New York), and Palm Beach, Florida; and our Sotheby’s International Realty offices in several regions throughout the country. We are not reliant on any one region or city and, while no assurances can be made, we would not expect any one local or regional downturn to have a material adverse affect on our operations.
NRT has a dedicated group of professionals whose function is to identify, evaluate and complete acquisitions of residential real estate brokerages. In the ordinary course of business, we continuously evaluate possible acquisition candidates and from time to time conduct discussions with third parties regarding acquisitions. In 2005, NRT acquired 32 real estate brokerages for an aggregate of $237 million in cash.
As a full service real estate brokerage company, we promote the complementary services of our relocation and title and settlement services business, in addition to the services of PHH Home Loans, our home mortgage venture with PHH Corporation. We formed PHH Home Loans, LLC (the “mortgage venture”), in connection with the spin-off of our former mortgage business, for the purpose of originating and selling mortgage loans primarily sourced through our residential real estate brokerage and relocation businesses. We own 49.9% of the mortgage venture. The mortgage venture has a 50-year term, subject to earlier termination upon the occurrence of certain events or at our election at any time after January 31, 2012 by providing two years’ notice to PHH. PHH may terminate the venture upon the occurrence of certain events or, at its option, after January 31, 2030. All mortgage loans originated by the mortgage venture are sold to PHH Mortgage or other third party investors, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, we have no mortgage servicing rights asset risk. PHH Home Loans is the exclusive recommended provider of mortgages for NRT.
Competition. The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which NRT operates. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and brokerage commissions. NRT competes primarily with franchisees of local and regional real estate franchisors; franchisees of our brands and of other national real estate franchisors, such as the RE/ MAX, GMAC Real Estate and Prudential real estate brokerage brands; regional independent real estate organizations, such as Weichert Realtors and Long & Foster Real Estate; discount brokerages, such as ZipRealty; and smaller niche companies competing in local areas.
Relocation Business
Through our subsidiary, Cendant Mobility, we offer a broad range of employee relocation services. We assist in relocating over 120,000 employees (“transferees”) or members in over 140 countries annually for over 1,200 active clients including nearly two-thirds of the Fortune 50, as well as government agencies and affinity organizations. Our relocation business operates in six global service centers on four continents and is a leading global, and the largest U.S., provider of outsourced employee relocation services.
We primarily offer corporate and government clients employee relocation services, such as:

●	home-sale assistance, including the evaluation, inspection, purchasing and selling of a transferee’s home, the issuance of home equity advances to transferees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the corporate client), certain home management services, assistance in locating a new home and closing on the sale of the old home, generally at the instruction of the client;

●	expense processing, relocation policy counseling, relocation-related accounting, including international compensation administration, and other consulting services;

●	arranging household goods moving services, with over 70,000 domestic and international shipments in 2005, and providing support for all aspects of moving a transferee’s household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

●	visa and immigration support, intercultural and language training and expatriation/repatriation counseling and destination services; and

●	group move management services providing coordination for moves involving a large number of transferees to or from a specific regional area over a short period of time.
The wide range of our services allows our clients to outsource their entire relocation programs to us.
Under relocation services contracts with our clients, home sale services are divided into two types, “at risk” and “no risk.” Approximately 88% of our home sale services are provided under “no risk” contracts. Under these contracts, the client pays a fee for the relocation service and is responsible for payment of all direct expenses associated with the home sale. Such expenses include, but are not limited to, appraisal, inspection and real estate brokerage commissions. The client also bears the risk of loss on the sale of the transferee’s home. We pay all of these expenses and generally fund them on behalf of the client. When we fund these expenses, the client then reimburses us for those costs, and for interest charges on the advanced money. This limits our exposure on “no risk” home sales to the credit risk of our corporate clients rather than to the potential fluctuations in the real estate market or to the creditworthiness of the individual transferring employee. Due to the credit quality of our corporate clients and our history with such losses, we believe such risk is minimal.
For all U.S. federal government agency clients and a limited number of corporate clients, we provide an “at risk” home sale service in conjunction with the other services we provide. These “at risk” transactions represent approximately 12% of our total homesale transactions. The “at-risk” fee for these transactions is a fixed fee based on a percentage of the value of the underlying property, and is significantly larger than the fee under the “no risk” home sale service because we pay for all direct expenses (acquisition, selling and carrying costs) associated with the home sale, including potential losses on the sale of the home. We do not speculate in the real estate market nor is it our intention to profit on any appreciation in home values. Since we move to dispose of the homes at risk immediately following acquisition, we limit our exposure to fluctuations in home values. Net resale losses as a percentage of the purchase price of “at risk” homes has averaged approximately 2% over the last three years.
Under all relocation services contracts (regardless of whether the client utilizes the “no risk” or “at risk” home sale service), clients are responsible for payment of all other direct costs associated with the relocation, including but not limited to costs to move household goods, mortgage origination points, temporary living and travel expenses. We process all of these expenses and generally fund them on behalf of the client. When we fund these expenses, the client reimburses us for those costs plus interest charges on the advanced money. The exposure for the non-home sale related direct expenses is limited to the credit risk of the corporate clients. We have experienced virtually no credit losses, net of recoveries, over the last three years.
Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client. If a client terminates its contract, we will only be compensated for all services performed up to the time of termination and reimbursed for all expenses incurred to the time of termination.
Under both types of contracts, we augment client fees by earning commissions from the real estate brokers, van lines and other suppliers who provide services to the transferring employee. The commissions earned are used to offset relocation program costs and reduce the fees we charge our clients. We have created the Mobility Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, some of our franchisees who have chosen to become members and independent real estate brokers. Member brokers of the Mobility Broker Network receive referrals from our relocation services business in exchange for a referral fee. The Mobility Broker Network closed over 70,000 properties in 2005. We derive about 6% of our relocation revenue from referrals within our Mobility Broker Network.
About 6% of our relocation revenue is derived from our affinity services, which provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations such as insurance companies, credit unions and airline companies that have established members. Often these organizations offer our affinity services to their members at no cost and, where permitted, provide their members with a financial incentive for using these services. This service helps the organizations attract new members and retain current members. In 2005, we provided personal assistance to over 68,000 individuals, and were involved in approximately 30,000 real estate transactions.
Competition. Competition is based on service, quality and price. We compete with global and regional outsourced relocation service providers, human resource outsourcing companies and international accounting firms. These human resource outsourcing companies may own or have relationships with other relocation companies. For example, Hewitt Associates, a large human resources outsourcing company, owns its own relocation company. Other human resource outsourcing companies may be seeking to acquire relocation companies or develop preferred relationships with our competitors. The larger outsourced relocation service providers that we compete with include Prudential Real Estate and Relocation Services, Inc., Sirva Inc. and Weichert Relocation Resources, Inc.
Title and Settlement Services Business
Our title and settlement services business provides full-service title and settlement services, including closing and escrow services, to real estate companies and financial institutions and is one of the country’s leading providers of these services.
We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We issue title insurance policies on behalf of large national underwriters and through our title insurance venture called Censtar as well as through a wholly owned underwriter, Title Resources Guaranty Company. These policies are issued by our wholly and partially owned agency operations that are licensed in 37 states and Washington, D.C., with physical locations in 24 states. For policies issued through our agency operations, we typically are liable only for the first $5,000 of loss for such policies on a per claim basis.
Virtually all lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made on real property. Title insurance policies state the terms and conditions upon which a title underwriter will insure title to real property. Such policies are issued on the basis of a preliminary report or commitment. Such reports are prepared after, among others, a search of public records, maps and other relevant documents to ascertain title ownership and the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. To facilitate the preparation of preliminary reports, copies of public records, maps and other relevant historical documents are compiled and indexed in a title plant. We subscribe to title information services provided by title plants owned and operated by independent entities to assist us in the preparation of preliminary title reports. In addition, we own, lease or participate with other title insurance companies or agents in the cooperative operation of such plants.
The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. When our title agencies sell title insurance, the title search and examination function is performed by the agent. The title agent and underwriter split the premium. The amount of such premium “split” is determined by agreement between the agency and underwriter, or is promulgated by state law. We have entered into underwriting agreements with various underwriters which state the conditions under which we may issue a title insurance policy on their behalf.
Our NRT brokerage operations are the principal source of our title and settlement services business. Other sources of our title and settlement services business include our real estate franchise business, Cendant Mobility and PHH Mortgage (PHH Corporation’s mortgage subsidiary).
In January 2006, we completed our acquisition of American Title Company of Houston, Texas American Title Company and their related companies based in Texas, including Dallas-based Title Resources Guaranty Company (“TRGC”), a title insurance underwriting business, for $93 million in cash. TRGC is a title insurance underwriter licensed in Texas, Arizona, Colorado, Oklahoma, New Mexico and Kansas. We anticipate that TRGC will underwrite a portion of the title insurance policies issued by our agency business.

We also manage a network of escrow and closing agents, some of whom are our employees, and attorneys, on a national basis, to provide full-service title, escrow and settlement services to a broad-based group that includes lenders, home buyers and sellers, developers and real estate agents. Our role is generally that of an intermediary managing the completion of all of the necessary documentation and services required to complete a real estate transaction.
We derive revenue through fees charged in real estate transactions for rendering the services described above as well as a percentage of the title premium on each title insurance policy sold. We provide many of these services in connection with our residential and commercial real estate brokerage and relocation operations. Fees for escrow and closing services are separate and distinct from premiums paid for title insurance and other real-estate services.
In January 2005, our appraisal review services business was distributed to PHH in connection with the spin-off of our mortgage and commercial fleet management businesses. This business provided appraisals through a network of professionally licensed appraisers offering local coverage throughout the United States, as well as credit research, flood certification and tax services.
Competition. The title and settlement services business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. We compete with other title insurers, title agents and vendor management companies. While we are an agent for some of the large insurers, we also compete with the owned agency operations of these insurers. These national competitors include Fidelity National Title Insurance Company, Land America Financial Group, Inc., Stewart Title Guaranty Company, First American Title Insurance Company and Old Republic Title Company. In addition, numerous agency operations and small underwriters provide competition on the local level.
Real Estate Services Growth
Our goal is to be the leading provider of a broad range of world-class residential real estate and relocation services to our customers while increasing revenues and profitability across all of our businesses. Our business strategy is focused on the following initiatives:

●	We intend to continue to grow our real estate franchise business by selling new franchises, establishing and/or purchasing new brands, assisting current franchisees with their acquisitions and helping franchisees recruit productive sales associates. According to the National Association of Realtors (“NAR”), approximately 50% of sales associates in the U.S. are unaffiliated with a franchise system. We believe our franchise sales force can effectively market our franchise systems to these unaffiliated brokerages. We also intend to continue to expand our international presence through the sale of international master franchise rights and by providing consulting services to the international master franchisors to facilitate growth in each respective territory.

●	We intend to continue to grow our company owned real estate brokerage business both organically and through strategic acquisitions. To grow our business organically, our management will focus on working with office managers to recruit, retain and develop effective sales associates and also intends to selectively open new offices. With respect to acquisitions, we will continue to be opportunistic and identify areas where there is potential for growth or that otherwise complement our overall long-term strategy and goals.

●	We intend to grow our relocation services business through a combination of new client signings, providing additional services to existing clients as well as new product offerings. We believe our comprehensive suite of services enables us to meet all of our clients’ relocation needs.

●	We intend to grow our title and settlement services business by increasing the number of title and settlement services offices that are located in or around our company owned brokerage offices, and through entering into contracts and joint ventures with our franchisees. We will also continue to actively market the availability of these services to our franchisees.

●	According to NAR, over 70% of all homebuyers used the Internet in their search for a new home in 2005. In addition, many potential new customers use the Internet to perform research on real estate brokers. Recognizing this trend, we are increasing the percentage of our advertising dollars that are spent on Internet based advertising relative to print ads and other traditional forms of advertising. In addition, we intend to continue to develop new technologies that will be more responsive to our customers’ needs and that will help our sales associates become more efficient and successful.

●	We intend to continue to increase revenues in all of our businesses by increasing our cross-selling opportunities. For example, we will seek to increase the percentage of successful referrals that our relocation services business makes to franchised and company owned brokerage offices through enhanced coordination as well as by maintaining a referral network that covers the entire United States.

Real Estate Services Seasonality
The principal sources of revenue for our real estate franchise and real estate brokerage businesses are based upon the timing of residential real estate sales, which are generally lower in the first quarter of each year. The principal sources of revenue for our relocation business are based upon the timing of transferee moves, which are generally lower in the first and last quarters of each year. The principal sources of revenue for our title and settlement services business are based upon the timing of residential real estate sales, which are generally lower in the first quarter of each year.
Real Estate Services Trademarks and Intellectual Property
We own the trademarks “CENTURY 21,” “Coldwell Banker,” “Coldwell Banker Commercial,” “ERA,” “Corcoran,” and “Cendant Mobility” and related trademarks and logos, and such trademarks and logos are material to the businesses that comprise our Real Estate Services segment. Our franchisees and subsidiaries in our Real Estate Services segment actively use these marks, and all of the material marks are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where these businesses have significant operations. We license the Sotheby’s International Realty mark from a subsidiary of Sotheby’s Holdings, Inc.
Real Estate Services Employees
The businesses that make up our Real Estate Services segment employed approximately 15,000 people as of December 31, 2005.
TRAVEL CONTENT DIVISION
HOSPITALITY SERVICES SEGMENT (8%, 8% and 7% of revenue for 2005, 2004 and 2003, respectively)
We are one of the foremost providers of hospitality services.
Lodging Business
Our lodging business franchises hotels and provides property management services to franchisees. Our lodging business is the world’s largest lodging franchisor based on the number of franchised hotels. Today, our lodging business has over 6,300 franchised hotels that operate under one of our nine lodging brands. In 2005, our franchised hotels sold approximately 97.9 million hotel room nights. Our lodging business provides our franchised hotels with a suite of operational and administrative services, including access to an international central reservations system, national advertising, promotional and co-marketing programs, referrals, technology, training and education and volume purchasing. Our lodging business does not own any hotel real estate.
We franchise the following lodging brands:

●	Wyndham Hotels & Resorts. Wyndham Hotels & Resorts serves the upscale and upper upscale segments of the lodging market. The brand includes Viva Wyndham Resorts, a collection of all-inclusive resorts in the Caribbean and Mexico. Wyndham Hotels & Resorts offer signature programs, which include Wyndham’s Meetings ByRequest, Wyndham’s Women On Their Way and Wyndham ByRequest. We acquired the Wyndham brand in 2005 for $111 million in cash.

●	Wingate Inns. Wingate Inns serves the upper middle segment of the lodging market.

●	Ramada Worldwide. Ramada Worldwide serves the middle segment of the lodging market. In North America, we serve this segment through Ramada, Ramada Hotel, Ramada Plaza and Ramada Limited and internationally, we serve the middle segment of the lodging market through Ramada Resort, Ramada Hotel and Resort, Ramada Hotel and Suites, Ramada Plaza and Ramada Encore.

●	Days Inns Worldwide. Days Inns Worldwide serves the upper economy segment of the lodging market. In the United States, we serve the upper economy segment of the lodging market through Days Inn, Days Hotel, Days Suites, DAYSTOP and Days Inn Business Place. In the United Kingdom, we serve the upper economy segment of the lodging market through Days Hotels, Days Inn and Days Serviced Apartments and in all other countries where we franchise Days Inn hotels, we serve the upper economy segment of the lodging market primarily through Days Inn and Days Hotel.

●	Super 8 Motels. Super 8 Motels serves the economy segment of the lodging market.

●	Howard Johnson. Howard Johnson serves the middle segment of the lodging market through Howard Johnson Plaza, Howard Johnson Inn and Howard Johnson Hotel and the economy segment of the lodging market through Howard Johnson Express.

●	AmeriHost Inn. The AmeriHost Inn brand serves the middle segment of the lodging market through AmeriHost Inn and AmeriHost Inn & Suites.

●	Travelodge Hotels. Travelodge Hotels serves the upper and lower economy segments of the lodging market through Travelodge Hotels, Travelodge, Travelodge Suites and Thriftlodge. Travelodge units in Canada serve the middle segment of the lodging market.

●	Knights Inn. The Knights Inn brand serves the lower economy segment of the lodging market.

The following table provides a summary description of our lodging franchise systems that were open and operating as of December 31, 2005. The table includes information from 2005 on average occupancy rate, average daily room rate and average revenue per available room for each lodging franchise system. We derived the information in the table from information we have received from our franchisees. The table also includes information on each lodging franchise system’s sector of the lodging industry.

								Average
						Average		Revenue Per
	Primary Domestic	Avg. Rooms	# of			Occupancy	Average Daily	Available
Brand	Sector Served	Per Property	Properties	# of Rooms (*)	Location	Rate	Room Rate	Room

Wyndham	Upscale & Upper Upscale	294	101	29,651	U.S. and International (1)	62.1%	$102.46	$63.66
Wingate Inns	Upper Middle	93	146	13,573	U.S. and International (2)	63.9%	$78.33	$50.08
Ramada	Middle	119	916	108,937	U.S. and International (3)	53.4%	$66.61	$35.60
Days Inn	Upper Economy	82	1,844	150,302	U.S. and International (4)	50.2%	$57.65	$28.96
Super 8	Economy	61	2,040	124,031	U.S. and International (5)	53.7%	$53.36	$28.65

Howard Johnson	Middle & Economy	95	458	43,430	U.S. and International (6)	48.4%	$60.12	$29.10
AmeriHost Inn	Middle	72	114	8,194	U.S. and International (7)	56.4%	$60.69	$34.24

Travelodge	Upper Economy & Lower Economy	75	513	38,410	U.S. and International (8)	48.9%	$57.44	$28.09
Knights Inn	Lower Economy	75	216	16,141	U.S. and International (9)	42.2%	$38.34	$16.19

Total		84	6,348	532,669	Total Average	51.9%	$59.78	$31.00

(*)	From time to time, as a result of hurricanes, other adverse weather events and ordinary wear and tear, some of the rooms at these hotels may be taken out of service for repair and renovation and therefore may be unavailable.

(1)	Two properties located in Canada and 14 properties located in Aruba, Bahamas, Bermuda, Dominican Republic, Mexico, Netherlands Antilles and U.S. Virgin Islands.

(2)	Two properties located in Canada.

(3)	66 properties located in Canada and 183 properties located in Australia, Bahrain, China, Costa Rica, Czech Republic, Egypt, England, Finland, France, Germany, Hungary, India, Indonesia, Ireland, Italy, Japan, Korea, Lithuania, Mexico, Morocco, Netherlands, New Caledonia, Oman, Qatar, Romania, Saudi Arabia, Sweden, Switzerland, Turkey and United Arab Emirates.

(4)	86 properties located in Canada, and 62 properties located in Argentina, China, Egypt, England, Guam, India, Ireland, Italy, Jordan, Mexico, Philippines, South Africa and Uruguay.

(5)	106 properties located in Canada and 12 located in China.

(6)	47 properties located in Canada and 50 located in Argentina, Brazil, China, Colombia, Dominican Republic, Ecuador, Guatemala, India, Israel, Jordan, Netherlands Antilles, Malta, Mexico, Peru, Romania, United Arab Emirates and Venezuela.

(7)	Four Aston properties located in Canada. Aston is a small lodging brand we franchise in Canada.

(8)	118 properties located in Canada and two located in Mexico. We do not own the rights to the Travelodge brand outside of the United States, Canada and Mexico.

(9)	10 properties located in Canada.
Our lodging franchisees are dispersed geographically, which reduces our exposure to any one geographic region. Of our approximately 5,000 lodging franchisees, no individual franchisee accounts for more than two percent of our franchised hotels.

Our lodging business derives a majority of its revenues from franchise fees, which are composed of royalty fees and marketing/reservation fees. The royalty fees are intended to cover the use of our trademarks, our operating expenses, such as expenses incurred for franchise services, including quality assurance, administrative support and design and construction advice, and to provide us with operating profits. The marketing/reservation fees are intended to reimburse us for expenses associated with providing certain other franchise services, such as a central reservations system, national advertising and marketing programs and certain training programs.
We use the marketing/reservation fees that franchisees pay to us to promote our brands through media advertising, direct mail, direct sales, promotions and publicity. Although the majority of funds contributed by the franchisees of any one particular brand are used to promote that brand, a share of the funds is allocated to support the cost of multibrand promotional efforts and to our sales and marketing department, which includes, among others, our worldwide sales, public relations, loyalty and direct marketing teams.
In the United States, United Kingdom and Ireland, we employ a direct franchising model whereby we contract with and provide services and reservations directly to independent owner-operators. In other parts of the world, we generally employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party’s country or region, or a direct franchising model. Our standard domestic franchise agreement grants a franchisee the right to non-exclusive use of our franchise system in the operation of a single hotel at a specified location, typically for a period of 15 to 20 years, with certain rights to the franchisor and franchisee to terminate the franchise agreement before the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the hotel’s opening or the date of the agreement. We employ a national franchise sales force that we compensate in part through commissions.
We book rooms on behalf of our franchised hotels by telephone, through the Internet and through global distribution systems in addition to business generated from the use of our trademarks. We maintain contact centers in Canada and South Dakota that handle bookings generated through our toll-free brand numbers. These centers are supplemented by outsourced call center support in the Philippines. We maintain numerous brand web sites to process online room reservations, and we process reservations generated by travel agents and third-party Internet booking sources, including Orbitz.com and CheapTickets.com. We also provide direct connections between our central reservations system and travel agencies and third-party Internet booking sources. The majority of room nights are sold by our franchisees on a walk-in basis or through calls made directly to their hotels. We believe that this is attributable to the strength of our lodging brands.
TripRewards Programs
The TripRewards program, which was introduced in 2003, is the lodging industry’s largest loyalty program based on the number of participating hotels. With more than 40 partners that participate in the TripRewards program, TripRewards offers its members options to accumulate points by staying in hotels franchised under one of our nine lodging brands, renting Avis and Budget rental cars and purchasing everyday products and services from our various partners. When staying at hotels franchised under one of our brands, TripRewards members may elect to earn airline miles or rail points instead of TripReward points. TripRewards members have more than 270 options to redeem their points. Members, for example, may redeem their points for hotel stays, airline tickets, resort vacations, electronics, sporting goods, movie and theme park tickets and gift certificates. TripRewards currently has more than four million members.
TripRewards’ relationships with current Cendant subsidiaries and other entities that are or have been affiliated with Cendant are expected to continue after the completion of the Separation Plan.
Property Management
We began offering hotel property management services in October 2005, when we acquired Wyndham’s property management and franchise business, which as of December 31, 2005 included 25 contracts that provide for the management of Wyndham hotels and resorts. Our property management business derives revenues from management fees, service fees, incentive fees and cost reimbursements.

Competition
Competition among the national lodging brand franchisors to grow their franchise systems is intense. Our largest national lodging brand competitors are the Holiday Inn and Best Western brands and Choice Hotels, which franchises various brands, including the Comfort Inn, Quality Inn and Econo Lodge brands. Our Wyndham brand competes with brands in the upscale and upper upscale segments of the lodging market, including Marriott, Hilton and Starwood. Our Days Inn, Super 8, Howard Johnson, Travelodge, and Knights Inn brands compete with brands in the economy segment of the lodging market. Our Wingate Inn, Ramada, Howard Johnson and AmeriHost Inn brands compete with brands in the middle segment of the lodging market.
We believe that competition for the sale of franchises in the lodging industry is based principally upon the perceived value and quality of the brand and of the services offered to franchisees. We believe that the perceived value of a brand name to prospective franchisees is, to some extent, a function of the success of the brand’s existing franchisees. We believe that prospective franchisees value a franchise based upon their view of the relationship between the costs, including costs of affiliation and conversion and future charges, to the benefits, including potential for increased revenue and profitability and the reputation of the franchisor.
The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchised properties.
Vacation Rental and Exchange
In 2005, we combined our vacation exchange and vacation rental businesses to form the Vacation Network Group, which is the largest vacation exchange company in the world and a leading global marketer of European vacation rental accommodations. The Vacation Network Group has access to 55,000 vacation properties (with exclusive access to nearly all such properties) for specified periods around the world and serves leisure bound families with vacation exchange and rental products. The properties available through our Vacation Network Group include villas and cottages, bungalow parks and campgrounds, vacation ownership condominiums and hotel suites, city apartments and second homes, fractional private residences and luxury destination clubs. The Vacation Network Group has 30 vacation accommodation brands and 50 worldwide offices.
Our Vacation Network Group primarily derives its revenues from fees from the vacation exchange and rental businesses. Our vacation exchange business, or RCI, charges its subscribers and members an exchange fee for each transaction in addition to annual subscription fees for the Endless Vacation magazine or annual vacation exchange program dues, as applicable. Our vacation rental business charges fees in the form of booking fees or markups on income earned from booking vacation rentals. Such fees generally range from approximately 25% to 50% of the gross rent charged or pre-markup gross rent charged, as applicable. Our vacation rental business also derives revenues from travel insurance sales in Europe, transportation fees, property management fees and on-site revenue from ancillary services.
Vacation Exchange
Through our RCI subsidiary, the Vacation Network Group provides vacation exchange services to over three million owners of vacation ownership interests at more than 4,000 resorts in approximately 100 countries.
RCI operates three worldwide exchange programs that have a customer base of vacation owners who are generally well traveled and affluent and want flexibility and variety in their travel plans each year. RCI’s three programs, which serve owners of vacation ownership interests at affiliated resorts, are the RCI Weeks exchange program, the RCI Points exchange program and The Registry Collection exchange program.
RCI Weeks is the world’s largest vacation ownership exchange network based on the number of subscribers and exchanges. The RCI Weeks exchange program provides subscribers with the flexibility to trade vacation weeks in units at their resorts for vacation weeks of comparable value in other resorts or accommodations.

RCI Points is a global points-based exchange network. RCI Points allocates points to vacation ownership intervals that subscribers cede to the exchange program. An “interval” is a portion of the use rights associated with a vacation ownership interest (typically one week). Under the RCI Points exchange program, subscribers may redeem their points for the use of vacation properties in the exchange program or for products other than the use of vacation properties. Subscribers, for example, may redeem their points for items such as airfare, car rentals, cruises, hotels and other accommodations. When points are redeemed for these services, RCI has the right to recoup the expense of providing the services by renting the use of vacation properties for which the subscribers could have redeemed their points.
The Registry Collection is a network of upscale or luxury vacation accommodations, fractional ownership resorts, condo-hotels and luxury yachts. Through The Registry Collection exchange program, members can trade their vacation ownership intervals through the use of credits for affiliated fractional properties, other luxury assets, such as yachts and game lodges, and a select set of timeshare properties that meet the Registry Collection quality standards. The members of The Registry Collection often own greater than two-week interests in affiliated resorts.
We acquire subscribers and members, as applicable, of our three worldwide exchange programs indirectly. For our two largest programs (RCI Weeks and RCI Points) an affiliated resort developer buys an RCI Endless Vacations magazine subscription for purchasers of vacation ownership interests that entitles the vacation ownership purchaser to receive periodicals and directories published by RCI and to exchange vacation ownership intervals for other intervals in the applicable RCI exchange network for a stated period of time for an additional fee. For our third program, (The Registry Collection), an affiliated resort developer submits an enrollment application for the purchaser of vacation ownership interests to become a member and pays the initial annual dues. In most cases, subscription renewals are paid directly by the member.
Our RCI subsidiary also provides consulting and advisory services to affiliated resort developers and others for the development and management of tourism related real estate, loyalty programs, in-house and outsourced travel agency services and third-party vacation club services. Our third-party vacation club business consists of private label exchange clubs that RCI operates and manages for certain of its larger affiliates. Club management is a growing trend in the timeshare industry and a growing piece of RCI’s business. Approximately 90% of the third-party clubs are points-based.
Our RCI subsidiary has operations in North America, Europe, Latin America, Southern Africa, Australia, the Pacific Rim, the Middle East and China. RCI tailors its strategies and operating plans to each of the geographical environments where the vacation exchange business has a subscriber and/or member base.
Vacation Rental
We are a leading global marketer of vacation rental properties and the largest marketer of European vacation rental properties (based on number of properties) with over 51,000 properties worldwide under contract, which generally belong to unaffiliated property owners. The properties that we market for rental are principally privately owned villas, cottages, bungalows, apartments and stationary caravans located in vacation parks. In addition to these properties, we also market excess inventory from our vacation exchange business, from developers of timeshare resorts and from other sources. Rental properties are marketed under proprietary brand names such as English Country Cottages, French Life, Cuendet, Novasol, Canvas Holidays, Landal GreenParks, CondoRental Network and Holiday Network and through select private label arrangements.
Our vacation rental business currently has relationships with approximately 35,000 independent property owners in over 22 countries, including the United States, United Kingdom, Mexico, France, Ireland, The Netherlands, Belgium, Italy, Spain, Portugal, Denmark, Norway, Sweden, Germany, Greece, Austria, Croatia, Eastern European countries and the Pacific Rim. Property owners enter into one year, evergreen or multi-year contracts with our vacation rental subsidiaries that market the over 51,000 rental properties in our portfolio. Our vacation rental business also has an ownership interest in, or a long-term rental commitment for, approximately 9% of the properties in our rental portfolio. Through RCI, our vacation rental business also has relationships with approximately 4,000 affiliated resorts and over three million owners of vacation ownership interests. Most of our rental activity takes place in Europe, the United States and Mexico, although we have the ability to acquire and rent inventory in over 100 countries.

Call Centers
The Vacation Network Group services its customers primarily through global call centers. The requests that we receive at our global call centers are handled by our vacation guides, who are highly skilled at fulfilling our customers’ requests for vacation exchanges and rentals. When our customers’ primary choices are unavailable in periods of high demand, our guides offer the next nearest match in order to fulfill the customers’ needs. Call centers are and are expected to continue to be the Vacation Network Group’s primary distribution channel. Given the interest of some of our customers in doing transactions on the Internet, we invest in online technologies to ensure that our customers receive the same level of service online that we provide through our call centers. As our online distribution channel improves, customers may shift from transacting business through our call centers to transacting business online. As transacting business online becomes more popular, we expect to experience cost savings at our call centers.
Competition
The Vacation Network Group faces competition throughout the world. Our vacation exchange business faces competition from several specialized firms, including Interval International Inc., vacation club products, internal exchange programs, internal developer clubs, regional and local vacation exchange companies, Internet-based business models and packages offered by traditional travel providers. Our vacation rental business faces competition from a broad variety of vacation property marketers that have inventory to rent to leisure travelers, many of whom use the Internet to market and rent their inventory.
Hospitality Services Growth

●	Lodging. Our long-term strategy is to focus our business in three areas to accelerate growth: (1) international expansion with our Wyndham, Ramada, Days Inn and Super 8 brands in Europe, Mexico and China; (2) domestic expansion of Wyndham, Wingate Inn and Ramada in the middle, upscale and upper upscale lodging segments; and (3) maximization of revenue per available room from our core domestic economy hotels through brand revitalization. In addition, we intend to further accelerate growth of all brands, in all market segments by expanding membership in our TripRewards consumer loyalty program.

●	Vacation Rental and Exchange. Our long-term strategy is to grow our business of offering vacations to leisure travelers through the vacation networks of our integrated vacation rental and exchange businesses. We plan to grow our vacation networks in new geographic areas, such as the Middle East and Asia, increase the inventory of our vacation networks in existing geographic areas and develop new business models.
Hospitality Services Trademarks and Intellectual Property
We own the trademarks “Wyndham,” “Wingate Inn,” “Ramada,” “Days Inn,” “Super 8,” “Howard Johnson,” “Travelodge,” “AmeriHost Inn,” “Knights Inn,” “TripRewards” and related trademarks and logos. Such trademarks and logos are material to the businesses that are part of our lodging business. Our franchisees and our subsidiaries actively use these marks, and all of the material marks are registered (or have applications pending) with the United States Patent and Trademark Office as well as major countries worldwide where these businesses have significant operations.
We own the trademarks “RCI”, “RCI Points”, “The Registry Collection”, “English Country Cottages”, “Cuendet”, “Novasol”, “Canvas Holidays” and “Landal GreenParks” and related and other trademarks and logos, and such trademarks and logos are material to the businesses that are part of our Vacation Network Group. Our subsidiaries actively use these marks, and all of the material marks are registered (or have applications pending) with the U.S. Patent and Trademark Office and/or major countries worldwide where these businesses have significant operations.
Hospitality Services Seasonality
Franchise and management fees generally are higher in the second and third quarters than in the first or fourth quarters. Because of increased leisure travel during the spring and summer months, hotels generally generate higher revenue during those months. Therefore, any occurrence that disrupts travel patterns during the spring or summer could have a greater adverse effect on our lodging franchisees’ and managed properties annual performance and consequently on our annual performance than occurrences that disrupt travel patterns in other seasons.
Most customers of the Vacation Network Group book their reservations eight to 15 weeks in advance of their departure date. Approximately 50% of departure dates fall during the summer; therefore, most bookings are made during the first and second quarters of the calendar year. Recently, however, some consumers have begun to book accommodations closer to their departure date, shifting some bookings to the third quarter.
Vacation exchange transaction fees generally are highest in the first quarter which is generally when members of RCI plan and book their vacations for the year. Rental income earned from booking vacation rentals generally is highest in the third quarter, when vacation rentals are highest.
Hospitality Services Employees
The businesses that make up our Hospitality Services segment employed approximately 14,700 people as of December 31, 2005.
TIMESHARE RESORTS SEGMENT (10%, 9% and 9% of revenue for 2005, 2004 and 2003, respectively)
Our timeshare business includes the sales and marketing of vacation ownership interests, property management services to property owners’ associations, consumer financing in connection with the purchase by individuals of vacation ownership interests and the development of timeshare resorts. We have the largest timeshare business in the world as measured by the numbers of timeshare resorts, timeshare units and owners of vacation ownership interests. We operate our timeshare resorts business through our two subsidiaries Fairfield Resorts, Inc. and Trendwest Resorts, Inc. Although we operate Fairfield and Trendwest as separate brands, we have integrated a majority of the business functions of Fairfield and Trendwest, including consumer finance, information technology, certain staff functions, product development and certain marketing activities. We believe that our timeshare subsidiaries are complementary in terms of property locations, servicing and sales and marketing operations. Our timeshare resorts business derives a majority of its revenues from sales of vacation ownership interests and derives other revenues from consumer financing and property management. We have over 140 timeshare resorts in the United States, Canada, Mexico, the Caribbean and the South Pacific that represent more than 17,000 individual timeshare units and over 750,000 owners of vacation ownership and other real estate interests. From time to time, we also sell home lots and other real estate interests at our resorts.
Fairfield
Fairfield markets and sells vacation ownership interests in Fairfield’s portfolio of resorts and uses a points-based reservation system called FairShare Plus to provide owners with flexibility as to resort location, length of stay, unit type and time of year. Fairfield is involved in the development of the resorts in which Fairfield markets and sells vacation ownership interests. Fairfield also often acts as a property manager of the resorts in which Fairfield markets and sells vacation ownership interests.
The vacation ownership interests that Fairfield markets and sells consist of fixed weeks and undivided interests. A fixed week entitles an owner to ownership and usage rights with respect to a unit for a specific week of each year, whereas an undivided interest entitles an owner to ownership and usage rights that are not restricted to a particular week of the year. These vacation ownership interests each constitute a deeded interest in real estate and on average sold for approximately $16,000 in 2005. From time to time, we also sell home lots and other real estate interests at our resorts, however, this is not a significant part of our business. Of the more than 750,000 owners of vacation ownership and other real estate interests in Fairfield and Trendwest resorts as of December 31, 2005, approximately 500,000 owners held interests in Fairfield resorts.
The majority of Fairfield’s portfolio of resorts are destination resorts, which are located in or near attractions, such as Walt Disney World in Florida, the Las Vegas Strip in Nevada, Hawaii, Colonial Williamsburg in Virginia and Myrtle Beach in South Carolina. As of December 31, 2005, the portfolio of resorts in which Fairfield markets and sells vacation ownership interests consisted of 72 resorts located in 20 states and the

U.S. Virgin Islands and included approximately 13,000 units. In 2005, Fairfield further expanded its portfolio of resorts to include Atlantic City, New Jersey. In 2006, Fairfield expects to expand its portfolio to include properties in San Antonio, Texas and Honolulu, Hawaii.
Owners of vacation ownership interests pay annual maintenance fees to the property owners’ associations responsible for managing the applicable resorts. The annual maintenance fee associated with the average vacation ownership interest purchased ranges from approximately $300 to $650. These fees generally are used to replace and renovate furnishings, pay for operating costs, pay maintenance and cleaning costs, pay management fees and expenses and cover taxes (in some states), insurance and other related costs. Fairfield, as the owner of unsold inventory at resorts, also pays maintenance fees to property owners’ associations in accordance with the legal requirements of the state in which the resort is located.
The property owners’ associations at Fairfield’s resorts typically contract with Fairfield, or an affiliate of Fairfield, to manage the property. The manager oversees maintenance of the physical structures, refurbishment of individual units, maintenance and management of common areas and recreational facilities and accounting for the property owners’ associations. At some established sites, however, the property owners’ associations have entered into management contracts with professional management companies other than Fairfield or its affiliates.
Fairfield uses a points-based internal reservation system called FairShare Plus to provide owners with flexibility as to resort location, length of stay, unit type and time of year. Owners of vacation ownership interests in Fairfield resorts may elect, and with respect to certain resorts are obligated, to participate in FairShare Plus.
Owners who participate in FairShare Plus assign their rights to use fixed weeks and undivided interests to a trust in exchange for the right to reserve in the internal reservation system. The number of points that a member receives as a result of the assignment to the trust, and the number of points required to take a particular vacation, is set forth on a published schedule and varies depending on the resort location, length of stay, unit type and time of year requested. Reservations are subject to availability. Fairfield offers various programs that provide existing owners with the opportunity to acquire additional vacation ownership interests to increase the number of points they can use.
Depending on the vacation ownership interest, Fairfield not only offers owners the option to make reservations through FairShare Plus, but also offers owners the opportunity to exchange their vacation ownership interests through our subsidiary, RCI, or through Interval International, a third party exchange company.
Trendwest
Trendwest markets and sells vacation ownership interests and provides owners with flexibility as to resort location, length of stay, unit type and time of year through WorldMark, The Club and WorldMark, South Pacific Club, which we refer to collectively as the Clubs. The vacation ownership interests that Trendwest markets and sells consist of vacation credits associated with resorts owned by the Clubs. Trendwest is involved in the development of the resorts in which Trendwest markets and sells vacation ownership interests. In addition to developing resorts and marketing and selling vacation ownership interests in the Clubs, Trendwest acts as the manager of the Clubs.
Trendwest South Pacific, Pty. Ltd., a subsidiary of Trendwest, conducts sales, marketing and resort development activities in the South Pacific. Trendwest South Pacific is currently the largest timeshare business in Australia, with approximately 30,000 owners of vacation ownership interests as of December 31, 2005. Most of the Trendwest resorts in the South Pacific are owned and operated through WorldMark, South Pacific Club.
Vacation credits in the Clubs are vacation ownership interests that entitle the owner of the credits to reserve units at the resorts owned by the Clubs. The Clubs own, operate and manage the vacation properties that Trendwest develops and deeds to the Clubs. In exchange for deeding the properties to the Clubs, Trendwest receives the exclusive right to sell the vacation credits associated with the properties and to retain the proceeds from the sales. Although vacation credits do not constitute deeded interests in real estate, vacation credits are regulated in most jurisdictions by the same agency that regulates timeshare programs evidenced by deeded interests in real estate. As of December 31, 2005, there were over 250,000 vacation credit owners, and, in 2005, the average purchase by a new owner of vacation credits was approximately $11,700.
As of December 31, 2005, the portfolio of resorts in which Trendwest marketed and sold vacation ownership interests were primarily located in the Western United States, Canada, Mexico and the South Pacific and consisted of 69 resorts that represented approximately 4,700 units. Of the Trendwest resorts and units, Trendwest South Pacific has a total of 12 resorts and over 400 units. In 2005, Trendwest further expanded the properties it markets to include properties in Seattle, Washington, Sydney, Australia and New Zealand. In 2006, Trendwest expects to expand the properties it markets to include properties in Southeast Asia and additional properties in Canada.
Owners of vacation credits pay annual maintenance fees to the Clubs. The annual maintenance fee associated with the average vacation ownership interest purchased is approximately $480. The maintenance fee that an owner pays is based on the number of the owner’s vacation credits. Trendwest has a minimal ownership interest in both Clubs that results from Trendwest’s ownership of unsold vacation credits in the Clubs, and, as the owner of unsold vacation credits, Trendwest pays maintenance fees to the Clubs. The maintenance fees generally are used to replace and renovate furnishings, pay maintenance and cleaning costs, pay management fees and expenses and cover taxes, insurance and other related costs.
The Clubs have entered into management agreements with Trendwest that provide for Trendwest to act as the exclusive manager and servicing agent of the vacation ownership programs. As manager and servicing agent, Trendwest oversees the property management and service of the resorts and performs certain administrative functions. Each of the management agreements of the Clubs provides for automatic one-year and five-year renewals, respectively, unless such renewal is denied by a majority of the voting power of the owners (excluding Trendwest).
Trendwest offers owners the option to exchange their vacation ownership interests principally through our RCI subsidiary.
Sales and Marketing
Both Fairfield and Trendwest employ diverse marketing methods and media to encourage prospective purchasers to attend sales presentations. Typical marketing methods include vacation packages, in-person solicitation and solicitation of resort guests. Typical marketing media include direct mail, referrals, Internet marketing, affinity marketing and outbound telemarketing. Although Fairfield and Trendwest are separate brands, Fairfield and Trendwest obtain referrals from our lodging and vehicle rental businesses.
In response to rules implemented by the U.S. Federal Trade Commission concerning the creation and maintenance of national “do not call” and “do not fax” registries, Trendwest and Fairfield have developed and implemented plans to block phone numbers listed on the registry and instituted new procedures for preventing unsolicited telemarketing calls. Following implementation of policies related to “do not call” and “do not fax” regulation, Trendwest experienced a decrease in tours by prospective owners at its sales centers compared to periods prior to implementation of the regulation. As a result of such regulation, Fairfield and Trendwest have reduced their reliance on outbound telemarketing.
Fairfield sells its vacation ownership interests at 38 resort locations and seven off-site sales centers. In 2005, Fairfield conducted approximately 585,000 tours led by a Fairfield sales person. Fairfield has established and continues to seek new sales and marketing alliances. For example, Fairfield has an arrangement with Harrah’s Casino in Las Vegas where Fairfield maintains a sales office. Trendwest sells its U.S. vacation credits primarily at 49 sales offices, 23 of which are located off-site in metropolitan areas. In 2005, Trendwest conducted approximately 349,000 tours.
Consumer Finance
Fairfield and Trendwest offer financing to purchasers of vacation ownership interests. We securitize some of the receivables generated in connection with financing customers’ purchases of vacation ownership interests.

Fairfield and Trendwest service loans extended by them through a combined consumer finance operation located in Las Vegas, Nevada that provides administrative functions. As of December 31, 2005, we serviced a portfolio of approximately 231,000 loans totaling approximately $2.2 billion in aggregate principal amount outstanding.
Competition
The timeshare industry is highly competitive and is comprised of a number of companies specializing primarily in timeshare development, sales and marketing, consumer finance and property management. In addition, a number of national hospitality chains develop and sell vacation ownership interests to consumers. Our principal competitors include Disney Vacation Club, Hilton Grand Vacations Company LLC, Marriott Ownership Resorts, Inc. and Starwood Vacation Ownership, Inc.
Timeshare Resorts Growth
Our long-term strategy is to increase sales of vacation ownership interests to new owners and to increase sales of upgrades to existing owners by enhancing the value proposition of owning our timeshare products and extending our customer acquisition programs and strategies. In furtherance of our long-term strategy, we plan to develop or acquire additional resorts in regions we currently serve and in new regions not yet available through our timeshare programs, market high-end products and pursue additional corporate alliances.
Timeshare Resorts Trademarks and Intellectual Property
We own the trademarks “Fairfield”, “Trendwest” and “WorldMark” and related trademarks and logos, and such trademarks and logos are material to the businesses that are part of our timeshare resorts business. Our subsidiaries actively use these marks, and all of the material marks are registered (or have applications pending) with the U.S. Patent and Trademark Office as well as major countries worldwide where these businesses have significant operations. We own the “WorldMark” trademark pursuant to an assignment agreement with WorldMark, The Club. WorldMark, The Club may request that the mark be reassigned to it only in the event of a termination of the WorldMark vacation ownership program.
Timeshare Resorts Seasonality
In timeshare sales, we rely, in part, upon tour flow to generate sales of vacation ownership interests; consequently, sales volume tends to increase in the spring and summer months as a result of greater tour flow from spring and summer travelers. Revenues from sales of vacation ownership interests therefore are generally higher in the second and third quarters than in other quarters.
Timeshare Resorts Employees
The businesses that make up our Timeshare Resorts segment employed approximately 13,800 people as of December 31, 2005.
VEHICLE RENTAL SEGMENT (29%, 28% and 30% of revenue for 2005, 2004 and 2003, respectively)
Our Vehicle Rental segment consists of the vehicle rental operations of Avis and Budget and the Avis and Budget franchise systems. During the first quarter of 2005, this segment also consisted of our fleet management and fuel card businesses; however, these businesses are no longer part of our company as described below under “Discontinued Operations”.
We are one of the largest vehicle rental operators in the world, operating under two leading brands, Avis and Budget. We operate Avis and Budget as separate brands, with differentiated positioning, service and pricing. Avis is a leading supplier to the business travel segment and Budget is a leading brand in leisure travel. We perform certain administrative and operational functions for both Avis and Budget on a combined basis; these shared functions include fleet management, sales, finance, tax, information systems and reservation services through our contact centers. Furthermore, we provide Avis and Budget locations with access to the Wizard System, our online computer system, which is used by these locations for (i) global reservations processing, (ii) rental agreement generation and administration, and (iii) fleet accounting and control. For 2005, our car rental operations had an average fleet of approximately 372,000 vehicles. Approximately 84% and 80% of our domestic Avis and Budget car rental revenues, respectively, were derived from airport locations in 2005.
Avis and Budget rent a wide variety of makes and models of cars, nearly all of which are the current or previous year’s models. We generally accept reservations only for a class of vehicles. We rent cars on a daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Our rates vary at different locations depending on local conditions and other competitive and cost factors. While cars are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. In addition to revenue from vehicle rentals and franchisee royalties, we generate revenue from Avis and Budget customers through the sale of optional products and services such as supplemental equipment (such as child seats and ski racks), loss damage waivers, additional/supplemental liability insurance, personal accident/effects insurance and gas service option and fuel service charges.
Avis
We operate and/or franchise approximately 2,000 of the approximately 5,000 car rental locations that comprise the Avis System. The Avis System is one of the largest car rental systems in the world, based on total revenue and number of locations, and encompasses locations at most of the largest airports and cities in the United States and internationally. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under a royalty-free license arrangement by Avis Europe Holdings Ltd. (“Avis Europe”), an independent third party, and is comprised of approximately 3,000 locations. We own and operate approximately 1,200 Avis car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. For 2005, our Avis business generated total vehicle rental revenue of approximately $3.2 billion, of which approximately 85% (or $2.7 billion) was derived from U.S. operations. In addition, we franchise the Avis System to independent business owners in approximately 850 locations throughout the United States, Canada, Latin America and the Asia Pacific region. In 2005, approximately 95% of the Avis System rental revenue in the United States was generated by locations owned by us or operated for us under agency arrangements with independent contractors and the remainder was generated by locations operated by independent franchisees. Independent franchisees generally pay fees based either on total time and mileage charges or total revenue.
The Avis brand generally provides high-quality car rental services at price points above non-branded and value-branded rental companies. The Avis System offers customers a variety of premium services, including: (i) Avis Cares, a program which provides customers with area-specific driver safety information, the latest child safety seats (available for rental) and driving maps; (ii) a counter by-pass program, Avis Preferred Service, which is available at major airport locations; (iii) Avis Access, a full range of special products and services for drivers and passengers with disabilities; (iv) Avis Assist, a portable cell phone equipped with GPS navigation which provides talking directions, traffic and weather advisories, and Amber Alert information to renters and may also be used for E911, roadside assistance and Avis reservation phone calls; and (v) Avis InterActive, an online reporting system which provides Avis corporate accounts with real-time access to aggregated information on their car rental expenses to better manage their car rental expenditures.
Avis Marketing. In 2005, approximately 75% of vehicle rental transactions generated from our owned and operated car rental locations were generated in the United States by travelers who rented with Avis under contracts between Avis and the travelers’ employers or through membership in an organization with whom Avis has an affiliation (such as AARP and USAA). Our franchisees also have the option to participate in these contracts. Unaffiliated business and leisure travelers are solicited by direct mail promotions and advertising campaigns (including Internet advertising).
Our domestic customers can make Avis reservations through the Avis toll-free reservation center at 1-888-777-AVIS, via our Avis web site at www.avis.com, through online portals, by contacting their travel agent or by calling our Avis locations directly. Travel agents can access Avis through all major global distribution systems, and can obtain information with respect to our rental locations, vehicle availability and applicable rate structures through these systems. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly. Travel agents can also join the Avis travel agents reward program, Club Red.
We also maintain strong relationships with the travel industry. Avis offers customers the ability to earn frequent traveler points with virtually all the major airlines. Avis is also affiliated with the frequent traveler programs of various hotel companies including Cendant’s hotel brands, the Hilton Hotels Corporation, Hyatt Corporation, and Starwood Hotels and Resorts Worldwide, Inc. These arrangements provide various incentives to program participants and cooperative marketing opportunities for Avis and the airlines and hotels. We also have an arrangement with Cendant’s lodging and timeshare brands and other hotel and airline companies whereby lodging customers who are making reservations by telephone may be transferred to Avis if they desire to rent a vehicle. Special customer offers are also made available through various online portals such as Orbitz and Travelocity. In addition, we have marketing relationships with other companies looking to provide their customers with value-added benefits such as American Express Travel Related Services Company, Inc. and Sears, Roebuck and Co., through which we offer incentives to rent from Avis. We expect that our current marketing relationships with Cendant’s lodging brands and Orbitz will continue after the completion of the Separation Plan through agreements to be entered into in connection with the transaction.
Internationally, we utilize a multi-faceted approach to sales and marketing the Avis brand throughout its global network by employing or contracting with teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry companies. In addition, we utilize a wide range of marketing, Internet and direct mail initiatives to continuously broaden the Avis customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs. Our international Avis operations maintain close relationships with the travel industry through participation in several non-U.S. based airline frequent flyer programs, such as those operated by Air Canada and Qantas Airways Limited. We also participate in Avis Europe’s programs with British Airways Plc, Deutsche Lufthansa AG and other carriers.
Budget
Car Rental. The Budget System is one of the largest car and truck rental systems in the world, based on total revenue and number of locations. We operate and/or franchise 1,800 of the approximately 2,600 car rental locations in the Budget System, including locations at most of the largest airports and cities in the United States and certain other regions. The Budget System in Europe, Africa, and the Middle East is operated under a royalty-free license arrangement with an affiliate of Avis Europe, an independent third party, and is comprised of approximately 850 locations. We operate approximately 700 Budget car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, Australia and New Zealand. In 2005, our Budget car rental operations generated total vehicle rental revenue of approximately $1.6 billion, of which approximately 90% (or $1.4 billion) was derived from U.S. operations. We also franchise the Budget System to independent business owners who operate approximately 1,100 locations throughout the United States, Canada, Latin America, the Caribbean and the Asia Pacific region. In 2005, approximately 87% of the Budget System rental revenue in the United States was generated by locations owned by us or operated for us under agency arrangements with independent contractors, with the remainder generated by locations operated by independent franchisees. Independent franchisees generally pay fees based on gross rental revenue. The Budget brand targets value-conscious travelers, including leisure travelers and small business customers.
Truck Rental. We also operate a local and one-way truck rental business under the Budget brand utilizing a fleet of approximately 32,100 trucks which are rented through a network of approximately 2,700 corporate-owned and commissioned dealer locations throughout the continental United States. Our truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. In 2005, our Budget truck rental business generated total vehicle rental revenue of approximately $546 million.

Budget Marketing. Car Rental. In connection with its focus on leisure travelers, Budget primarily uses retail advertising, promotions and value pricing to drive reservations on its web site, in the reservation center, and in other leisure channels. In addition, Budget offers proprietary marketing programs such as Fastbreak, an expedited rental program for frequent travelers, and Unlimited Budget, a travel agent rewards program. Participating travel agents earn cash for every eligible U.S. business and leisure rental completed by their clients. As of December 31, 2005, approximately 24,000 travel agents were enrolled and active in this program.
In 2005, Budget relaunched its small business program, the “Budget Business Program.” In response to constraints of small business customers, the Budget Business Program focuses primarily on offering a value proposition, specifically a cash rebate to members of the program. In addition, Budget continued to build its affiliated base of customers through relationships with various partners, including American Express Travel Related Services Company, Costco Wholesale Corporation, AARP Services, Inc. and Southwest Airlines Company, and through travel-focused companies, such as hotel companies.
Customers can make Budget reservations through the Budget toll-free reservation center at 1-800-BUDGET7, via our Budget web site at www.budget.com, through online travel portals, through their travel agent or by calling a Budget location directly. Travel agents can access Budget through all major global distribution systems and can obtain information with respect to our rental locations, vehicle availability and applicable rate structures through these systems.
Truck Rental. Budget primarily advertises in the yellow pages to promote its trucks to potential customers. Customers can make truck reservations through the Budget truck toll-free reservation center at 1-800-GO-BUDGET, via our Budget truck web site at www.budgettruck.com or by calling a location directly. In addition, Budget has established online affiliations with web sites such as moving.com to reach its targeted audience.
International Operations
The international market is an important part of our business, and our international operations have been instrumental in helping Avis and Budget achieve brand awareness on a global scale. Over 96% of our revenue from international operations comes from our corporate locations in Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. In addition, Budget is one of the largest truck rental companies in Australia and Canada.
Web Sites
Avis and Budget have strong brand presence on the Internet through their web sites, avis.com and budget.com, as well as third party web sites. A steadily increasing number of Avis and Budget vehicle rental customers obtain rate, location and fleet information and then reserve their rentals directly on these web sites. Direct bookings via our web site result in lower costs per transaction than bookings made through our voice reservation agents, so the trend toward Internet bookings is generating cost savings for us. In addition, both Avis and Budget have agreements to promote their car rental services with major Internet portals, and have a strong advertising presence on Yahoo!
Fleet Management
In order to manage our fleet requirements, we participate in a variety of vehicle purchase programs with major domestic and foreign manufacturers. Our featured supplier for the Avis brand is General Motors Corporation. Our featured supplier for the Budget brand is Ford Motor Company. Under the terms of our agreements with the manufacturers, we are required to purchase a certain number of vehicles over the next three years. We generally hold a vehicle in our domestic fleet for an average of approximately nine months. For model year 2005, approximately 98.6% of our domestic fleet vehicles were subject to repurchase programs. Under these programs, subject to certain eligibility requirements, such as mileage and vehicle condition, a manufacturer is required to, at our option, repurchase those vehicles at a pre-negotiated price thereby reducing our risk on the resale of the vehicles. In 2005, approximately 6% of domestic repurchase program vehicles did not meet the eligibility requirements for repurchase.
Airport Concession Fees
We maintain our airport locations through concession agreements with various airport authorities that typically require the payment of concession fees. In general, concession fees for airport locations are based on a percentage of total commissionable revenue (as determined by each airport authority), subject to minimum annual guaranteed amounts. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.
Vehicle Rental Growth
Our objective is to enhance growth, profitability and position as a leader in the car rental industry. We expect to achieve our goals by focusing our efforts on the following core strategic initiatives:

●	Continue growing Avis. We have designed initiatives to increase Avis’ car rental volume and maintain profitability while preserving the overall Avis brand position and product strategy. As a result of changes to fleet size and disposition, pricing, and promotion and advertising, Avis has recently experienced volume growth in terms of rental days, resulting in improved share in its core on-airport market segment. Key elements of the effort to grow Avis include winning corporate accounts, personalizing pricing for key customers and improving brand loyalty.

●	Continue re-positioning of Budget brand. We have organized a group of interrelated plans that are designed to lower Budget’s costs and position the brand in the value-priced market segment. The Avis and Budget brand differentiation allows us to capture a wide range of car rental demand at multiple price points and with a variety of services and product levels.

●	Accelerate off-airport development. We seek to grow off-airport revenue for Avis and Budget by continuing our effort to identify and attract segments of market demand and launch new products. In particular, we have dedicated an Insurance Replacement Sales team to serve the specific dynamics of the insurance replacement sector. As a result, our insurance replacement business has grown and we have positioned ourselves to serve insurance replacement customers nationwide. For 2005, we generated approximately 16% and 20% of our domestic Avis and Budget car rental revenue, respectively, from our owned off-airport locations. We opened 103 new off-airport locations in 2005.

●	Pursue differential pricing and hidden channels. We have developed technology that will allow us to tailor our pricing to specific customer segments. We believe that approximately half of all car rental brand decisions are made based on price. By appropriately developing tailored price points for our different customers, we believe we can capture volume in the price-sensitive leisure market segment without altering the price points for our more inelastic customer groups. Specifically, we plan to utilize technology that allows Avis and Budget to target customers with rates and prices based on past shopping and rental behavior.

●	Broaden vehicle manufacturer relationships. In an effort to mitigate increases in manufacturers’ car pricing going forward, we are seeking to broaden our relationships with more vehicle manufacturers. This new business strategy is expected to help Avis and Budget flexibly manage fleet costs by moving to a more balanced multi-supplier model, allowing them to continue to compete economically and competitively with other car rental companies. We plan to increase our purchases from Chrysler, Ford, Hyundai, and Toyota to broaden our relationships.

Vehicle Rental Competition
The vehicle rental industry is characterized by intense price and service competition. In any given location, we and our franchisees may encounter competition from national, regional and local companies. Nationally, Avis’ principal competitor is The Hertz Corporation and Budget’s principal competitors are Alamo Rent-A-Car, LLC and Dollar Thrifty Automotive Group, Inc. for car rental, and U-Haul International, Inc. and Penske Truck Leasing Corporation for truck rental. However, both Avis and Budget also compete with each of these car rental companies and with National Car Rental System, Inc. and Enterprise Rent-A-Car Company. In addition, Avis and Budget compete with a large number of smaller regional and local vehicle rental companies throughout the country.
Competition in the U.S. vehicle rental operations business is based primarily upon price, reliability, national distribution, vehicle offerings, usability of booking systems, ease of rental and return and other elements of customer service. In addition, competition is influenced strongly by advertising, marketing and brand reputation.
Vehicle Rental Trademarks and Intellectual Property
The service marks “Avis” and “Budget”, related marks incorporating the words “Avis” or “Budget”, and related logos and marks such as “We Try Harder” are material to our vehicle rental operations and franchise businesses. Our subsidiaries and franchisees actively use these marks. All of the material marks used in the Avis and Budget businesses are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where Avis and Budget franchisees are in operation. We own the marks used in the Avis and Budget businesses.
Vehicle Rental Seasonality
For our Avis and Budget businesses, the third quarter of the year, which covers the summer vacation period, represents the peak season for vehicle rentals. We increase our fleet size in the summer months to accommodate, and benefit from, seasonal changes in demand. Any occurrence that disrupts travel patterns during the summer period could have a greater adverse effect on Avis’ and Budget’s annual performance than in other periods. The first and fourth quarters are generally the weakest financial quarters for the Avis and Budget Systems. In 2005, our average monthly combined Avis and Budget domestic car rental fleet, excluding franchisees, ranged from a low of approximately 267,800 vehicles in January to a high of approximately 367,700 vehicles in July. Rental utilization for the combined Avis and Budget car rental fleet, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from 66.8% in December to 79.6% in August and averaged 75.5% for all of 2005.
Vehicle Rental Employees
The operations that make up our Vehicle Rental segment employed approximately 32,100 people as of December 31, 2005, of which approximately 11,500 people were employed on a part-time basis.
TRAVEL DISTRIBUTION DIVISION
TRAVEL DISTRIBUTION SERVICES SEGMENT (13%, 11% and 11% of revenue for 2005, 2004 and 2003, respectively)
Our Travel Distribution Services (“TDS”) segment is one of the leading travel distribution service businesses in the world. We market, sell and distribute a broad array of travel and travel-related products and services through multiple channels to facilitate travel commerce both on behalf of travel suppliers and travel distributors (our “B2B businesses”) and directly to consumers (our “B2C businesses”). Our proprietary electronic global distribution business, Galileo, markets and distributes travel products on behalf of travel suppliers such as airlines, hotels and car rental companies to traditional and online travel agents throughout the world. Our numerous online travel web sites, including Orbitz.com and CheapTickets.com in the United States and ebookers.com in Europe, market and sell travel products and services directly to consumers. In addition to the B2B and B2C businesses described above, we operate the following other businesses in the B2B and B2C channels:

•	Our B2B businesses also include our Gullivers Travel Associates (“GTA”) wholesale distribution business.

•	Our B2C businesses also include our online accommodation booking sites, OctopusTravel.com, HotelClub.com and RatesToGo.com and our travel information providers, Away.com, Gorp.com and OutsideOnline.com.
Approximately 72% of TDS’s revenue was generated by the B2B businesses in 2005. Our B2B businesses primarily generate revenue by charging travel suppliers booking fees for travel products distributed through Galileo, fees for the distribution of travel products through GTA, license, support and maintenance based fees for our reservation based business and fees for other travel services we provide.
Our B2C businesses primarily generate revenue by earning commissions, service fees and incentive fees from consumers, travel suppliers and travel content distributors, such as global distribution systems, on the sale of travel products, as well as advertising fees from our online travel web sites.
In 2003, TDS was primarily an “order taker”, or transaction processor for travel suppliers and travel agencies, as TDS generated most of its revenue from our Galileo business. In 2004, TDS focused on improving its position as an “order maker,” or a direct provider of travel services to consumers, acquiring Orbitz in the United States, as well as the Flairview Travel business, which operates HotelClub.com and RatesToGo.com. We continued our efforts to gain scope and geographic reach in 2005 as an “order maker” by acquiring Gullivers Travel Associates, OctopusTravel and ebookers. Through these efforts, we believe that we have attained the desired scope and geographic reach as a direct seller of travel products and services that is necessary to reach a much larger portion of the traveling population around the world.
B2B Businesses
Galileo
Through Galileo, we provide electronic global distribution system (“GDS”) services for the travel industry using sophisticated computerized reservation systems. Travel suppliers such as airlines, hotel companies and car rental companies store, display, manage and sell their products and services through our GDS system. In the aggregate, Galileo provides GDS services in approximately 130 countries to travel agencies and other subscribers at approximately 52,000 locations. Our Galileo subscribers are able to access schedule and fare information, book reservations and issue tickets for nearly 500 airlines through desktop systems and Internet-based connectivity.
We generate the vast majority of our Galileo revenue from booking fees paid by travel suppliers. In 2005, we generated approximately 93% of this booking fee revenue from airlines. Other Galileo revenue sources include advertising revenue paid by travel suppliers. In 2005, we generated approximately 70% of our Galileo revenue from booking fees outside the United States. Our travel agency subscribers represent a significant source of bookings that result in booking fees payable by travel suppliers, such as airlines, to Galileo. Bookings generated by our five largest travel agency subscribers constituted approximately 16% of the bookings made through Galileo in 2005. Galileo also provides subscribers with information and booking capabilities covering approximately 23 car rental companies, approximately 260 hotel companies with approximately 63,000 properties and approximately 430 tour companies and major cruise lines throughout the world. In 2005, Galileo processed approximately 283 million bookings.
We market, distribute and support our GDS products and services for subscribers primarily through our internal sales and marketing organizations (“SMOs”) throughout the world. Our SMOs accounted for approximately 73% of our 2005 bookings. In regions not supported directly by our SMOs, we provide our products and services through our relationships with independent national distribution companies (“NDCs”), which are typically independently owned and operated by a local travel-related business in the related country. Each NDC is responsible for maintaining the relationship with subscribers in its territory and providing ongoing customer support. We pay each NDC a commission based upon the booking fees generated in the

NDC’s territory, and the NDC retains all subscriber fees billed in the territory. NDCs accounted for approximately 27% of our bookings in 2005.
The global travel industry remains sensitive to the effects of military conflict, terrorist threat alerts, continuing economic pressures, pandemics and natural disasters, such as the hurricanes that occurred in the Gulf Coast in the United States in 2005. The continuing sensitivity to security, economic and environmental concerns has given rise to greater volatility in the travel industry. In addition, several major airlines have experienced liquidity problems. Airlines, such as U.S. Airways, Delta, Northwest and ATA, have sought, and others may seek, bankruptcy protection. Therefore, the risk of non-payment of GDS fees from travel suppliers could increase. United Air Lines, Inc. (“United”), one of our largest travel suppliers utilizing Galileo, emerged from bankruptcy during the first quarter of 2006. Travel activity could be further reduced if any of these conditions continue or resurface, which could negatively impact our travel distribution business.
In addition, many travel suppliers are focusing their efforts to distribute more of their inventory directly to travelers, particularly through their own web sites, bypassing GDSs and travel agencies. Additional growth in supplier direct bookings may reduce the overall market for third party GDS enabled distribution. Further, travel suppliers continue to seek reductions in third party distribution costs. Galileo entered into a number of agreements with United States based airlines such as United, American Airlines, U.S. Airways, Northwest and Continental primarily in 2003, as part of its Preferred Fares Select program and over the past three years has entered into similar agreements with international carriers such as British Airways, Swiss Air, Lufthansa, Scandinavian Airlines, KLM, VLM Airlines and Qantas. Under these agreements, in return for Galileo’s agreement to charge reduced booking fees, carriers provide Galileo with the same content which the carrier makes publicly available elsewhere. Our U.S. agreements generally expire in 2006 and our international agreements expire over the next three years. Failure to renew or extend these agreements in a timely manner and/or under similar terms and conditions could negatively impact our results.
New providers have also entered the distribution marketplace, offering direct connect solutions to carriers which enable distribution directly between a carrier and travel agent or corporation. Meaningful market penetration of such technology providers could negatively impact our results by reducing the number of bookings made through Galileo.
A number of carriers, generally known as low-cost airline carriers, do not participate fully or at all with GDSs generally and Galileo specifically. Additional growth of such carriers may adversely impact Galileo’s revenues.
Gullivers Travel Associates
On April 1, 2005, we completed the acquisition of Donvand Limited, which operates under the name of Gullivers Travel Associates (“GTA”), for approximately $1.2 billion in cash (approximately $1.1 billion net of cash acquired) inclusive of transaction costs and expenses. This acquisition also included OctopusTravel.com, which is described in more detail in the “B2C Businesses” section below. GTA is a leading wholesaler of accommodation, ground travel and sightseeing products to travel agents who resell to tour groups and independent travelers, servicing more than 26,000 groups in 2005 and up to an average of 34,000 individuals per day. GTA operates through 32 offices across 24 countries, selling travel products in over 140 countries, including the Americas, Europe, the Middle East, Africa, Asia and Australia. The addition of the GTA business significantly increased our travel agency distribution capabilities and hotel content offerings to travel agencies throughout the world. We intend to cross sell Galileo services to customers of GTA. In addition, we intend to expand GTA’s customer base by offering GTA’s enhanced hotel content to Galileo’s travel agent subscribers and customers of our B2C businesses. We are currently integrating the management, sales and administrative functions of Galileo and GTA to more closely align their offerings into a single business.
We generate revenue from GTA through the sale of arranged tours for traveling groups, through the distribution of hotel rooms to non-group travelers and through fees derived from booking ground transfers, tickets to attractions, tours and restaurant reservations.

B2C Businesses
We provide travel services directly to consumers through our full service online travel web sites. We provide consumers with the ability to easily and efficiently book and/or purchase a full range of travel products and services such as airline tickets, rental cars, hotel rooms, cruise vacations, vacation packages and other travel reservation and fulfillment services. We offer such services primarily through our Orbitz.com and CheapTickets.com full service online travel web sites in the United States and our ebookers.com full service online travel web site in Europe, as well as through our online accommodation sites, Hotelclub.com, RatesToGo.com, OctopusTravel.com, and Lodging.com. We also provide consumers with a broad range of travel information through our Away.com, Gorp.com and OutsideOnline.com web sites.
We work directly with travel suppliers to secure both non-published and generally available fares and rates allowing us to offer our customers a wide array of competitively priced travel options. We market and distribute this inventory to consumers through our branded web sites and through membership channels. In addition to our online presence, we maintain call centers in the United States and abroad in support of our B2C businesses.
We generate revenue from commissions, service fees and incentives on bookings from hoteliers, car rental companies, airlines, cruise lines, tour operators, global distribution service providers and consumers who utilize our services. We also generate transaction-related advertising revenue from our online web sites, Orbitz.com, CheapTickets.com and ebookers.com.
Americas
Orbitz, our largest full service online travel brand, provides online travel services to consumers in the United States through its leading online travel web site, Orbitz.com. Orbitz.com enables travelers to search for and book a broad array of travel products, including airline tickets, lodging, rental cars, cruises, vacation packages and last minute trips. Orbitz.com provides an unbiased, comprehensive display of fares and rates in a single location, and has augmented this capability through expanded product offerings including a broad array of travel products and services. At Orbitz.com, consumers can search a wide selection of fares and flights on more than 455 airlines as well as rates at over 65,000 lodging properties and at all leading car rental companies. Search results are presented in the easy-to-use Matrix display that provides one of the broadest selections of travel options available to consumers, enabling them to select the price and supplier that best meet their individual travel needs. In connection with our proactive approach to customer service, we provide our OrbitzTLC customer care program. OrbitzTLC leverages our technology infrastructure in order to give travelers greater control and value for their money. The benefits of OrbitzTLC include an experienced customer care team that monitors nationwide travel conditions for its travelers to provide automated travel alerts and flight updates through a device of the customer’s choice, such as mobile phone, pager or email.
Our domestic B2C business also includes CheapTickets which, similar to Orbitz, through its web site, CheapTickets.com, provides value conscious consumers access to a wide selection of fares, accommodations, customizable vacation packages, cruises, rental cars, condo rentals, and last-minute trips.
International
We provide consumers outside of the United States with online travel services primarily through our diversified brands of ebookers, HotelClub, RatesToGo and OctopusTravel. These businesses provide a wide range of discount and standard price travel products including airfares, hotels, car rentals, cruises, vacation packages, last minute trips, and travel insurance.
Our ebookers businesses, consisting of the ebookers.com and Travelbag travel businesses, offer tours, excursions, hotels, car rental, sports tours and other activities. ebookers.com is a leading full service travel site in Europe. Travelbag has expertise in long haul travel (typically trips of more than 3,000 miles or six hours flying time between two different countries) with products ranging from customized travel packages and complex itineraries to specialist boutique hotels located in Asia and Australia. Due to the nature of Travelbag’s products, Travelbag is largely an off-line business because it requires high customer interaction. ebookers offers online, retail and customer call center support and operates in 14 European countries. We acquired ebookers in February 2005 for $454 million in cash ($372 million net of cash acquired) inclusive of transaction costs and expenses. ebookers.com operates on systems that require a significant amount of manual processing, which has resulted in substantial reporting and maintenance costs. We are addressing these issues by upgrading and remediating the current systems, transitioning our management team and achieving greater automation of our business. There can be no assurance that we will be able to successfully address these issues.
HotelClub is a leading online provider of hotel reservation services, offering discounted hotel rates for more than 18,000 hotels in over 90 countries worldwide. HotelClub has established arrangements with leading hotel chains around the world to obtain hotel inventory at competitive rates for travelers utilizing our service. HotelClub has a network of offices around the world including offices in Australia, France, Germany, Italy, Hong Kong, Spain, United Kingdom and the United States. To accommodate its broad client base, HotelClub offers its services in multiple languages including English, Chinese, French, German, Italian, Spanish, Korean and Japanese. HotelClub’s web site, HotelClub.com, provides a comprehensive range of accommodation products and services to fulfill the accommodation needs of both business and leisure travelers around the world. HotelClub also owns and operates RatesToGo.com, our last minute hotel reservation service.
Our OctopusTravel online travel business provides consumers with the ability to book hotel reservations from a large inventory of hotels and apartments in numerous cities and countries. OctopusTravel.com offers reservation and confirmations in 34 different languages. The OctopusTravel.com web site also offers sightseeing packages and includes a wide selection of city and country travel guides that can be downloaded by the customer. OctopusTravel also provides hotel and other ground transfer products to airline websites, including a number of low cost carriers. We acquired OctopusTravel in April of 2005 as part of the acquisition of GTA, as discussed above.
Travel Distribution Growth
Our growth strategy includes the following four components:

●	With respect to our B2B business, we intend to grow by effectively assisting our business customers with the distribution and sale of travel products and services. To accomplish this goal, we intend to utilize our numerous competitive strengths including: (i) a global inventory of products and services; (ii) established relationships with travel suppliers and travel agencies; and (iii) our low cost operating structure. By leveraging these strengths, we intend to capitalize on expected GDS growth in Asia Pacific, the Middle East and to a lesser degree Eastern Europe. We also intend to grow through acquisitions of additional independent national distribution companies.

●	With respect to our B2C business, we plan to grow our differentiated consumer brands and target these brands towards different consumer needs and preferences to sell higher margin, higher complexity travel products across all channels. We also intend to continue to leverage our technology infrastructure in order to enhance and expand upon our OrbitzTLC customer care program through the development of new services.

●	For both our B2B and B2C businesses, we plan to increase our importance to supplier partners by providing value-added distribution services. We intend to tailor specific distribution packages that cover the spectrum of both our B2B and B2C businesses to best meet the demands of our supplier partners, which will include offering TDS enterprise-wide sponsorship and advertising opportunities. With respect to our B2B supplier relations, we intend to: (i) renegotiate our airline distribution agreements in 2006 to continue to secure full content; (ii) develop our new airline reservations hosting business, aiRES, with the launch of our first customer, WestJet, which is expected before the end of 2006; and (iii) leverage the expertise within GTA to secure advantaged hotel and other destination services content and to integrate these offerings into the Galileo desktop. With respect to our B2C supplier relations, we plan to continue to enhance our consumer and web portal technology for our supplier direct website initiatives.

●	For both our B2B and B2C businesses, we plan to operate more effectively by globally leveraging technology, content and other platforms and creating innovative products and services. For our B2B business, we intend to develop agency productivity tools. For our B2C business, we intend to leverage our domestic technology platform to improve the functionality and ease of use of our international consumer businesses such as ebookers and OctopusTravel.

Travel Distribution Competition
Our B2B competitors include: (i) the three major traditional GDS companies, Sabre, Inc., Amadeus Global Travel Distribution S.A. and Worldspan, L.P., (ii) the major regional reservation systems, including Abacus International, Inc., Axess International Network, Inc. and Infini Travel Information, Inc., (iii) other travel infrastructure companies such as Pegasus Solutions, Inc., Navitaire, Inc. and Datalex Communications USA, Inc and (iv) various local and regional providers of tour and travel products to travel agents and travel services to travel suppliers. We also compete with alternative travel product distribution channels which bypass GDSs. These include travel suppliers that operate their own computerized reservation systems on their own web sites, technology providers that offer travel suppliers direct connect solutions (which enable distribution directly between a travel supplier and a travel agent or corporations) and certain low-cost airline carriers who do not utilize a GDS distribution channel. In addition, travelers are increasingly using the Internet to make their own bookings, thereby shifting business away from the traditional travel agency community.
Competition to attract and retain travel agency subscribers is intense. As a result, we and other GDSs offer incentives to travel agency subscribers if they achieve certain productivity or booking volume growth targets. Although continued expansion of such incentive payments could adversely affect our profitability, our failure to continue to make such incentive payments could result in the loss of some travel agency subscribers, while competitive offerings could result in increased opportunities.
In our B2C business, we compete with the businesses owned by Expedia, Inc., Sabre Holdings and Priceline.com Incorporated as well as a large number of leisure travel agencies, including among others Liberty Travel, Inc. and American Express Travel Related Services Company, Inc.
Travel Distribution Trademarks and Intellectual Property
The trademarks and service marks “Galileo,” “CheapTickets,” “Orbitz,” “Lodging.com,” “Travelport”, “HotelClub”, “RatesToGo”, “Gullivers Travel Associates”, “GTA”, “OctopusTravel” and “ebookers” and related trademarks and logos used in 2005 are material to the businesses in our TDS segment. Galileo and our other subsidiaries in the TDS segment and their licensees actively use these marks. All of the material marks used by these companies are registered (or have applications pending for registration) with the United States Patent and Trademark Office and/or major countries throughout the world where these businesses operate. We own the material marks used in the TDS segment.
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
Travel Distribution Seasonality
We experience a seasonal pattern in our operating results, with the first and fourth quarters typically having lower total revenue compared to the second and third quarters due to decreased bookings and travel during the winter months in the northern hemisphere.
Travel Distribution Employees
The businesses that make up our Travel Distribution Services segment employed approximately 8,200 people as of December 31, 2005.

MORTGAGE SERVICES SEGMENT (less than 1%, 4% and 7% of revenue for 2005, 2004 and 2003, respectively)
As discussed above, we distributed our mortgage business in a spin-off on January 31, 2005. This business originates and services mortgages through PHH Mortgage Corporation (formerly Cendant Mortgage Corporation). PHH Mortgage is a centralized mortgage lender conducting business throughout the United States with a focus on retail mortgage originations in which it provides mortgages directly to consumers.
DISCONTINUED OPERATIONS
As discussed above, following the completion of the spin-off of our former mortgage, fleet leasing and appraisal businesses, the initial public offering of our former fuel card business, Wright Express Corporation, and the formal approval by our Board of Directors of a disposition plan for our former Marketing Services division, we classified certain of these businesses as discontinued operations. Set forth below is a brief description of the businesses that were classified as discontinued operations during 2005. Our former mortgage business cannot be classified as a discontinued operation due to our participation in PHH Home Loans, a mortgage origination venture established with PHH in connection with the spin-off. See “Real Estate Services Segment” for more information regarding PHH Home Loans.
Fleet Management Services Business. PHH Arval, a leading provider of outsourced fleet management services in the United States and Canada, and Wright Express, a leading fuel card service provider in the United States, comprised our fleet management services business during 2005. PHH Arval was distributed to our stockholders in the spin-off of PHH Corporation on January 31, 2005. On February 22, 2005, we disposed of our Wright Express fuel card business in an initial public offering and in connection with this disposition, we received $964 million in cash.
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
Marketing Services Division. On October 17, 2005, we completed the sale of the companies that comprised our Marketing Services Division (“MSD”) to Affinion Group, Inc., an affiliate of Apollo Management V, L.P., for approximately $1.7 billion in cash. The purchase price also consisted of $125 million face value of newly issued preferred stock of the parent of Affinion Group, Affinion Group Holdings, Inc. In addition, we received warrants to purchase up to 7.5% of the common equity of the parent, which will become exercisable upon the earlier of four years or the achievement by Apollo of certain investment return hurdles. Cendant will remain a marketing partner and a provider of travel services to MSD through a number of commercial arrangements.
The businesses that comprised MSD included our individual membership business and our loyalty/insurance marketing business. Our individual membership business, operated through Trilegiant Corporation, designs, implements and markets membership programs to customers of its affinity partners. For an annual or monthly membership fee, Trilegiant provides members with access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement; as well as personal protection benefits and value-added services including credit monitoring and identity-theft protection services. Trilegiant’s affinity partners, such as financial institutions, retailers and other consumer-oriented companies, offer individual membership programs to their customers as an enhancement to, or in connection with their use of, credit and/or debit cards, checking accounts, mortgage loans or other financial payment vehicles.
Our former loyalty/insurance marketing business is a leading direct marketer of accidental death and dismemberment insurance (“AD&D”). It serves as an agent and third-party administrator for the marketing of AD&D and other insurance products, and markets private-label insurance products to the customers of its affinity partners, typically financial institutions, primarily through direct mail. This business markets membership programs and package enhancement programs principally in Europe.
FINANCIAL DATA OF SEGMENTS AND GEOGRAPHIC AREAS
Financial data for our segments and geographic areas are reported in Note 23—Segment Information to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
REGULATION
Franchise Regulation. The Federal Trade Commission (the “FTC”), various state laws and regulations and the laws of jurisdictions outside the United States regulate the offer and sale of franchises. The FTC requires that franchisors make extensive written disclosure in a prescribed format to prospective franchisees but does not require registration. The state laws that affect our franchise businesses regulate the offer and sale of franchises, the termination, renewal and transfer of franchise agreements and the provision of loans to franchisees as part of the sales of franchises. Currently, 19 states have laws that require registration or disclosure in connection with franchise offers and sales.
In addition, 20 states currently have “franchise relationship” laws that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation.
Our franchisors may engage in certain lending transactions common in their respective industries and provide loans to franchisees as part of the sale of the franchise. Such transactions may require the franchisor to register under a law in California governing business lenders. Loans made by our hotel franchise subsidiaries allow the hotel franchisors to be exempt from such registration. Loans made for the benefit of our real estate franchise subsidiaries are not exempt, and as a result, one of our subsidiaries, which is a registered lender under such law, makes those loans to real estate franchisees in California.
Real Estate Regulation. The federal Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws restrict payments which real estate brokers, title agencies, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance and title insurance). Such laws may to some extent restrict preferred alliance and other arrangements involving our real estate franchise, real estate brokerage, settlement services and relocation businesses. Currently, there are local efforts in certain states, which could limit referral fees to our relocation business. In addition, with respect to our real estate brokerage, relocation and title and settlement services businesses, RESPA and similar state laws require timely disclosure of certain relationships or financial interests with providers of real estate settlement services.
Our real estate brokerage business is also subject to numerous federal, state and local laws and regulations that contain general standards for and prohibitions on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions and advertising and consumer disclosures. Under state law, our real estate brokers have the duty to supervise and are responsible for the conduct of their brokerage business.
Regulation of Title Insurance and Settlement Services. Each title agency underwriter and/or settlement services provider or certain employees, or all of them, are required to be licensed to issue title insurance or perform closings in states where they operate. Each state licenses and regulates title agencies/settlement service providers and underwriters through their Departments of Insurance or other regulatory body. In most states, title insurance rates are either promulgated by the state or are required to be filed with each state by the agent or underwriter, and some states promulgate the split of title insurance premiums between the agent and underwriter. States sometimes unilaterally lower the insurance rates relative to loss experience and other relevant factors. States also require title agencies and title underwriters to meet certain minimum financial requirements for net worth and working capital. In addition, each of our insurance underwriters is subject to a holding company act in its state of domicile, which regulates, among other matters, investment policies and the ability to pay dividends. As an insurance company, TRGC is subject to insurance company regulation, including maintaining minimum capital accounts.
Privacy and Data Collection Regulation. The collection and use of personal data of our customers and our ability to contact potential customers via telephone or facsimile, unless we have a preexisting relationship with customers, are governed by privacy laws and regulations enacted in the United States and in other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Many states have introduced legislation or enacted laws and regulations that require strict compliance with standards for data collection and protection of privacy and provide for penalties for failure to notify consumers when such standards are breached, even by third parties. The FTC adopted “do not call” and “do not fax” regulations in October 2003. In compliance with such regulations, our affected businesses have developed and implemented plans to block phone numbers listed on the “do not call” and “do not fax” registries and have instituted new procedures for preventing unsolicited telemarketing calls. In response to “do not call” and “do not fax” regulations, our affected businesses have reduced their reliance on outbound telemarketing.
The products and services offered by our various businesses are marketed through a number of distribution channels, including direct mail, telemarketing and on the Internet. These channels are regulated on state, federal and international levels, and we believe that the effect of such regulations on our marketing operations will increase. Such regulation, including anti-fraud laws, consumer protection laws, privacy laws, identity-theft laws, anti-spam laws, telemarketing laws and telephone solicitation laws, may limit our ability to solicit new customers or to market additional products or services to existing customers. In addition, some of our business units use sweepstakes and contests as part of their marketing and promotional programs. These activities are regulated primarily by state laws that require certain disclosures, financial support and assurances that the prizes will be available to the winners. We are also aware of, and are actively monitoring the status of, certain proposed state legislation related to privacy and email marketing. It is unclear at this point what effect, if any, such state legislation may have on our businesses. California, in particular, has enacted legislation that requires enhanced disclosure on Internet web sites regarding consumer privacy and information sharing among affiliated entities. We cannot predict whether these laws will affect our practices with respect to customer information and inhibit our ability to market our products and services nor can we predict whether other states will enact similar laws.
Persons with Disabilities Regulation. The Americans with Disabilities Act, or ADA, requires public accommodations, such as lodging and restaurant facilities, to (i) offer facilities without discriminating against persons with disabilities, (ii) offer auxiliary aids and services to persons with hearing, vision or speech disabilities who would benefit from such services without fundamentally altering the nature of the goods or services offered and (iii) remove barriers to mobility or communication to the extent readily achievable. The United States Department of Justice published “Standards for Accessible Design” and “Accessibility Guidelines,” collectively referred to as ADAAG, that, among other things, prescribe a specified number of handicapped accessible hotel rooms, assistive devices for hearing, speech and visually impaired persons and general standards of design applicable to all areas of facilities. The ADAAG specifies the minimum hotel room design and layout criteria for handicapped accessible hotel rooms. Any newly constructed facility (first occupied after January 26, 1993) must comply with ADAAG and be readily accessible to and useable by persons with disabilities. The owner of each facility and its contractors are responsible for ADA and ADAAG compliance.
Regulation of Timeshare Resorts. Our timeshare resorts business is subject to federal legislation, including Housing and Urban Development Department regulations, such as the Fair Housing Act; the Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of borrowers’ loans; RESPA and Regulation X promulgated thereunder, which require certain disclosures to the borrowers regarding the settlement of real estate transactions and servicing of loans; the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act; the Telemarketing and Fraud and Abuse Prevention Act; the Gramm-Leach-Bliley Act and the Fair Credit Reporting Act and other laws, which address privacy of consumer financial information; and the Civil Rights Acts of 1964, 1968 and 1991. Many states have laws that regulate our timeshare resorts business’ operations, including those relating to real estate licensing, travel sales licensing, anti-fraud, telemarketing, restrictions on the use of predictive dialers, prize, gift and sweepstakes regulations, labor and various regulations governing access and use of our resorts by disabled persons. In Australia, we are regulated by the Australian Securities and Investments Commission.
We are subject to extensive regulation by states’ departments of commerce and/or real estate and international regulatory agencies in locations where our resorts are located or where we market and sell vacation ownership interests. Many states regulate the marketing and sale of vacation ownership interests, and the laws of such states generally require a designated state authority to approve a timeshare public report, which is a detailed offering statement describing the resort operator and all material aspects of the resort and the sale of vacation ownership interests. In addition, the laws of most states in which we sell vacation ownership interests grant the purchaser of such an interest the right to rescind a contract of purchase at any time within a statutory rescission period, which generally ranges from three to 15 days, depending on the state.
Vacation Exchange Regulation. We are subject to statutes in certain states that regulate vacation exchange services and must prepare and file annually certain disclosure guides with regulators in certain states where required. Although our vacation exchange business is not generally subject to state statutes governing the development of vacation ownership properties and the sale of vacation ownership interests, such statutes directly affect the members and resorts that participate in our vacation exchange programs. These statutes, therefore, indirectly affect our vacation exchange business. In addition, several states and localities are attempting to enact or have enacted laws or regulations that impose or would impose taxes on exchange guests similar to local transient occupancy taxes. While most such attempts to enact these taxes have failed, a few isolated resort destinations have imposed such exchange taxes.
Vacation Rental Regulation. Our vacation rental business is subject to regulation in certain jurisdictions under applicable seller of travel, travel club and real estate brokerage licensing statutes.
Internet Regulation. We must also comply with laws and regulations applicable to businesses engaged in online commerce. An increasing number of laws and regulations apply directly to the Internet and commercial online services. For example, e-mail activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited, commercial electronic mail by requiring the sender to (i) include an identifier that the message is an advertisement or solicitation if the recipient did not expressly agree to receive electronic mail messages from the sender, (ii) provide the recipient with an online opportunity to decline to receive further commercial electronic mail messages from the sender and (iii) list a valid physical postal address of the sender. The CAN-SPAM Act also prohibits predatory and abusive electronic mail practices and electronic mail with deceptive headings or subject lines. Moreover, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be adopted to address these and other issues. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws.
New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products or increase our cost of doing business.
Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, which was extended by the Internet Nondiscrimination Act, exempted certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2007. The majority of products and services we offer are already taxed: hotel rooms and car rentals at the local level, and air transportation at the federal level with state taxation preempted. In Europe, there are laws and regulations governing e-commerce and distance-selling which primarily affect our newly-acquired consumer travel businesses. These regulations require our businesses to act fairly towards consumers, for example, by giving consumers a cooling-off period during which they can cancel transactions without penalty.
Global Distribution Services Regulation. Our GDS business is subject to specific GDS regulations in the European Union (“EU”) and Canada. After July 31, 2004, all GDS regulations in the United States expired.
In Europe, the EU Commission continues to examine the ongoing need for GDS regulations. In 2002, the EU advised that it was considering the elimination of many rules, including the rules which prevent airlines from discriminating against other GDS systems in terms of services, commissions and fees. While the EU Commission continues to consider deregulation of the GDS industry in Europe, it did not issue a formal proposal in 2005. A decision to completely deregulate or to issue an amended set of rules is expected in 2006.
Travel Agency Regulation. The products and services we provide are subject to various international, federal, state and local regulations. We must comply with laws and regulations relating to our sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel services are subject to regulation and laws governing the offer and/or sale of travel products and services, including laws requiring us to register as a “seller of travel” in various states and to comply with certain disclosure requirements. As a seller of air transportation products in the United States, we are subject to regulation by the Department of Transportation (DOT), which has jurisdiction over economic issues affecting the sale of air travel, including consumer protection issues and competitive practices. The DOT has authority to enforce economic regulations, and may assess civil penalties or challenge our operating authority. In addition, many of our travel suppliers and trade customers are heavily regulated by the United States and other governments and we are indirectly affected by such regulation.
Vehicle Rental Regulation. We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection and labor matters. The principal environmental regulatory requirements applicable to our vehicle and rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate 446 Avis and Budget locations at which petroleum products are stored in underground or above ground tanks. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 Environmental Protection Agency upgrade mandate and periodic testing and leak monitoring of underground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.
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
A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 4.4% of our vehicle operations revenue during 2005 was generated by the sale of loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer’s personal automobile insurance and that loss damage waivers may not be necessary. In addition, New York permits the sale of loss damage waivers at a capped rate per day based on the vehicle manufacturer’s suggested retail price. California, Illinois, New York and Nevada all have statutes which establish the daily rate that can be charged for this optional product.
Because our vehicle rental business has captive insurance companies, we are also subject to regulation under the insurance statutes, including insurance holding company statutes, of the jurisdictions in which our insurance company subsidiaries are domiciled. These regulations vary from state to state, but generally require insurance holding companies and insurers that are subsidiaries of insurance holding companies to register and file certain reports including information concerning their capital structure, ownership, financial condition and general business operations with the state regulatory authority, and require prior regulatory agency approval of changes in control of an insurer and inter-corporate transfers of assets within the holding company structure. Such insurance statutes also require that we obtain limited licenses to sell optional insurance coverage to our customers at the time of rental.
The payment of dividends to us by our insurance company subsidiaries is restricted by government regulations in Colorado, Bermuda and Barbados affecting insurance companies domiciled in those jurisdictions.
EMPLOYEES
As of December 31, 2005, we employed approximately 84,800 people, of which approximately 16,600 people were employed on a part-time basis. We have approximately 8,800 employees covered under collective bargaining arrangements. These employees are principally employed by our vehicle rental business. Management considers our employee relations to be satisfactory and does not anticipate any material interruptions to operations from labor disputes.
ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. The risk factors have been separated into risks related to our Separation Plan and risks related to our businesses. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risk. However, the risks and uncertainties our company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following risks related to our business will continue to apply following the completion of the Separation Plan to the businesses of the four independent, stand-alone companies resulting from the completion of the transactions contemplated by the Separation Plan.
Risks Related to our Separation Plan
We may be unable to complete our Separation Plan and completion of the Separation Plan is subject to various risks.
On October 23, 2005, our Board of Directors approved a plan to separate our company into four independent, publicly traded companies, one each for our Real Estate Services, Travel Distribution, Hospitality (including Timeshare Resorts) and Vehicle Rental businesses. Certain changes to the original plan were announced on December 13, 2005. See “Business—Strategic Realignment Plan and Separation Plan”. Completion of the Separation Plan is subject to various risks, including, but not limited to, risks inherent in the Separation Plan and related transactions, including risks related to increased borrowings, and costs related to the proposed transactions; increased demands on our management team as a result of executing the Separation Plan in addition to their regular day-to-day management responsibilities; changes in business, political and economic conditions in the United States and in other countries in which we currently do business; changes in governmental regulations and policies and actions of regulatory bodies; changes in Cendant’s overall operating performance and changes in the operating performance of any of Cendant’s business segments; access to financing sources, required changes to existing financings, and changes in credit ratings, including those that may result from the transactions related to the Separation Plan; new costs, which may be greater than the general corporate overhead expenses currently allocated, due to each of the businesses being operated as stand-alone companies rather than as part of an integrated group; the terms of agreements among the separating companies, including the allocations of assets and liabilities and commercial arrangements; our ability to obtain the financing necessary to complete all or a portion of our Separation Plan; and our ability to satisfy certain conditions precedent, including final approval by our Board of Directors, receipt of a tax opinion of counsel, receipt of solvency opinions and the filing and effectiveness of registration statements with the Commission. Therefore, there can be no assurances that our Separation Plan will be completed in whole or in part, including the timing thereof, or that completion of all or a part of the Separation Plan will not adversely affect our business.
Each of the independent companies resulting from the completion of the Plan of Separation may be unable to achieve some or all of the benefits that we expect will be achieved from the separation transactions.
Each of the independent companies may not be able to achieve the full strategic and financial benefits we expect will result from the separation of Cendant’s businesses into four independent companies or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will regard the corporate structures of each of the independent companies as more clear and simple than the current Cendant corporate structure or place a greater value on the sum of each of the independent companies as compared to Cendant.
Additionally, the consolidated financial information, as well as the segment level financial information, included in this Annual Report on Form 10-K, does not reflect the financial condition, results of operations or cash flows that each of the independent companies would have achieved if the Separation Plan had been completed prior to, or during, the periods presented or those that the companies will achieve in the future. This is a result of several factors, including the following:

●	Generally, the working capital requirements and capital for general corporate purposes of each of our businesses, including acquisitions and capital expenditures, have historically been satisfied as part of Cendant’s corporate-wide cash management policies which include cash generated from the businesses we plan to separate. Subsequent to the completion of the Separation Plan, each of the independent companies will no longer have access to the businesses of the other separated companies in order to finance its working capital or other cash requirements. Without the opportunity to obtain financing from the other separated businesses, each of the independent companies is expected to need to obtain independent financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

●	Subsequent to the completion of the Separation Plan, the cost of capital for most of the separated businesses will likely be higher than Cendant’s cost of capital prior to the distributions due to several factors, including lower expected credit ratings for each independent company than Cendant’s current credit ratings.

●	Prior to the completion of the Separation Plan, our businesses will have been operated by Cendant as part of our broader corporate organization, rather than as independent companies. We have performed various corporate functions for each of the businesses, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting.

●	Other significant changes may occur in the cost structure, management, financing and business operations of each independent company as a result of each such business operating separate from each other.
Each of the independent companies may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as a company independent from the other Cendant businesses and the agreements among the separated businesses may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.
Following the completion of the Separation Plan, the separated businesses will be contractually obligated to provide to each other only those services specified in a transition services agreement and other agreements the companies enter into in connection with the Separation Plan. The independent companies may be unable to replace the other services that one or more of the applicable separated businesses previously provided to it in a timely manner or on comparable terms. In addition, if any of the separated businesses do not continue to perform the transition services that are called for under any such transition services agreement effectively, the other businesses may not be able to operate their business effectively and their profitability may decline.
In addition, the agreements related to the Separation Plan that we expect the separated businesses to enter into with each other may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated parties. Such terms would include, among other things, those related to allocation of assets, liabilities, rights, indemnifications and other obligations among the separated businesses.
As part of the Separation Plan, we anticipate that each of the independent companies will incur substantial debt with external lenders, which could subject them to various restrictions and decrease their profitability.
As part of the Separation Plan, we anticipate that each of the independent companies will incur substantial borrowings to repay Cendant debt and/or to finance such company’s working capital requirements and/or for general corporate purposes. We expect that such financing arrangements will contain customary terms, restrictions and covenants. The terms of these financing arrangements and any future indebtedness may impose various restrictions and covenants on the relevant company (such as maintenance of various financial ratios) that could limit that company’s ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities. In addition, such financing costs may be higher than they were if such businesses remained part of an integrated Cendant.
Risks Related to our Businesses
The risks described below under the heading “General” apply to our business as a whole and/or businesses included in more than one of our segments. In addition, with respect to the businesses that comprise our Real Estate Services, Travel Distribution and Vehicle Rental segments, we have included additional risk factors specific to those businesses under the relevant headings.
General
Adverse developments in general business, economic and political conditions could have a material adverse effect on our financial condition and our results of operations.
All of our businesses and operations are sensitive to general business and economic conditions in the United States and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in the debt and equity capital markets and the general condition of the U.S. and world economy.
A host of factors beyond our control could cause fluctuations in these conditions, including the political environment, acts or threats of war or terrorism and pandemics. Adverse developments in these general business, economic and political conditions, including through recession, economic downturn or otherwise, could have a material adverse effect on our results of operations and financial condition.
The businesses that comprise our Real Estate Services segment are affected significantly by the monetary policies of the federal government and its agencies. These businesses are affected particularly by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The

Federal Reserve Board’s policies affect the real estate market through its effect on interest rates. Changes in these policies are beyond our control, are difficult to predict and could have a material adverse effect on the businesses and results of operations of our Real Estate Services segment and our financial condition.
Revenues in our Travel Related Businesses are highly dependent on the travel and transportation industries, and particularly on airlines, and a prolonged substantial decrease in travel volume could adversely affect us.
Most of the revenue from the businesses that comprise our Hospitality, Timeshare Resorts, Travel Distribution and Vehicle Rental segments (our “Travel Related Businesses”) is derived from the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation due to factors entirely out of our control. Factors that may adversely affect travel and transportation activity, which are beyond our control, include:

●	global security issues, political instability, acts or threats of terrorism, hostilities or war,

●	increased airport security that could reduce the convenience of air travel,

●	natural disasters, such as the hurricanes that occurred in the Gulf Coast in 2005,

●	travelers’ perception of the occurrence of travel-related accidents,

●	travelers’ concerns about exposure to contagious diseases and pandemics, such as SARS or bird flu,

●	increases in fuel prices,

●	general economic conditions in the United States and worldwide,

●	political issues in the Middle East, Asia, Latin America and elsewhere, and

●	the financial condition of travel suppliers.
The possibility of further terrorist attacks, hostilities and war, the resulting heightened security measures at airports, and the financial instability of many of the air carriers may continue to adversely affect the travel industry.
With respect to our travel distribution and vehicle rental businesses, airlines may reduce the number of flights they offer, making fewer offerings available to our travel distribution businesses and resulting in a decline in the volume of car rental transactions at our vehicle rental business.
Our travel distribution businesses depend on a relatively small number of airlines for a significant portion of their revenues. Several major airlines have experienced liquidity problems, some (including U.S. Airways, Inc., ATA Holdings Corporation, Delta Air Lines, Inc. and Northwest Airlines Corporation) have sought bankruptcy protection and still others may consider bankruptcy relief.
Travelers’ perceptions of passenger security or airlines’ financial stability that are negative may have an adverse effect on demand. The financial instability of airlines or a prolonged substantial decrease in travel volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.
Declines in or disruptions to the travel industry due to the factors listed above also could result in a decrease in travel to locations in which property owners of our franchised lodging properties and managed properties, timeshare resorts and resorts with units that participate in our vacation exchange business have a presence.
We cannot assure you that we will be able to successfully integrate recent and any future acquisitions or that such acquisitions will have the anticipated impact on our earnings and results of operations.
In 2005, several of our businesses completed acquisitions, such as the acquisitions of Gullivers Travel Associates and ebookers by our Travel Distribution segment and Wyndham by our Hospitality segment, and are currently integrating those acquisitions into our operations. The business strategies of some of our businesses, such as NRT, include the selective acquisition of additional complementary businesses. Acquisitions involve risks, including those associated with integrating with our businesses the operations, financial reporting, technologies and personnel of acquired companies. Acquisitions may not be accretive to our earnings, as expected or at all, and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, non-cash write-offs of goodwill or intangibles and increased amortization expenses in connection with intangible assets. Acquisition integration activities can also put further demands on management, which could result in negative operating results.
We may not be able to achieve our objectives for growth.
There can be no assurance that we will be successful in achieving the growth objectives described for each of our operating segments in the “Business” section. The reasons that we may not achieve our growth objectives include, but are not limited to:

●	With respect to our real estate businesses, adverse developments in the home sale industry and our ability to control costs, particularly broker commission rates and storefront costs.

●	With respect to our hospitality and timeshare resorts businesses, our ability to retain our hotel franchisees; our ability to generate tours and close timeshare sales; the availability of economically viable real estate in the areas of demand by consumers of our hospitality franchisees and timeshare resorts business; and RCI’s ability to compete with timeshare developers who have internal exchange programs as well as within the vacation rental industry.

●	With respect to our travel distribution businesses, our ability to grow our online direct to consumer brands; our ability to sell complex travel, such as dynamic packaging; our failure to attract and retain customers in a cost effective manner; the cost of renewing contracts in our Preferred Fares Select program; our ability to address technology issues at ebookers; and management turnover and distraction from acquisition integration efforts.

●	With respect to our vehicle rental business, our ability to properly react to changes in market conditions and successfully market to replacement renters and the insurance companies and our ability to increase our prices in order to offset increased fleet costs.
A failure to maintain our investment-grade debt ratings could impact our ability to obtain financing on favorable terms and could negatively impact our business.
Our current debt ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa1, BBB+ and BBB+, respectively. Following our announcement of our Separation Plan in October 2005, Fitch has placed us on “Evolving Outlook” and Moody’s has placed us on “Developing Outlook”. Should we fail to maintain our investment-grade ratings as a result of our Separation Plan or future events or circumstances:

●	Our ability to obtain additional financing on favorable terms could be negatively impacted;

●	Our ability to maintain our asset-backed funding arrangements may be limited; and

●	The interest rate and facility fees charged in connection with our borrowing facilities would increase.
We are reliant upon information technology to operate all of our businesses, and, in particular, the success of our travel distribution businesses depends on maintaining the integrity of, and upgrading the quality of, its systems and infrastructure.
We cannot assure you that we will be able to continue to effectively operate and maintain our information technologies and systems. These technologies and systems are vulnerable to damage or interruption from various causes, including: (1) natural disasters, (2) power losses, computer systems failures and Internet, telecommunications or data network failures, (3) computer viruses and other physical or electronic breaches of security and (4) our inability to attract or retain the services of appropriate personnel to maintain the systems. Any extended interruption in our technologies or systems could significantly curtail our ability to conduct our business and generate revenue.

In our hospitality and timeshare resorts businesses, we depend upon the use of sophisticated information technologies and systems, including those utilized for reservation systems, vacation exchange systems, communications, property management, procurement, member record databases, call centers and operation of our customer loyalty programs. In our vehicle rental business, we depend upon such technologies and systems for reservation systems and customer service, and in our real estate businesses, we depend upon the use of such sophisticated technologies and systems for LeadRouter and SearchRouter.
In order to be successful in our travel distribution businesses, we must provide reliable, real-time access to our systems for our customers and suppliers while also pursuing a low-cost model. As our travel distribution operations grow in both size and scope, we will need to continuously improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality—all while maintaining the reliability and integrity of our systems and infrastructure and pursuing the lowest cost per transaction. The expansion of our travel distribution systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Consumers and travel suppliers can be deterred by slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity, any of which could have a material adverse effect on our Travel Distribution segment or its results of operations.
In our international B2C business, the competitiveness of the online travel distribution markets is intensifying. One of our online travel web sites, ebookers.com, operates on systems that require a significant amount of manual processing, which have resulted in substantial reporting and maintenance costs. Furthermore, ebookers.com, OctopusTravel.com and GTA operate on systems that face stability and other attendant risks. These issues are being addressed by upgrading and remediating the current systems, transitioning our management team and achieving greater automation of our business. Any failure to address these issues could have an adverse effect on our travel distribution businesses.
Several of our businesses are highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.
Several of our businesses are highly regulated. The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (“FTC”). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the referral or transfer of these agreements. While we believe that our franchising operations are in compliance with such existing regulations, we cannot predict the effect any existing or future legislation or regulation may have on our business operation or financial condition.
Our real estate brokerage business, our relocation business, our title and settlement service business, our timeshare resorts business and the businesses of our real estate franchisees must comply with the Real Estate Settlement Procedures Act (“RESPA”). RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive in connection with the referral of business to other settlement services providers in connection with closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees and our company owned brokerage business. Additionally, as noted above, our title and settlement services and relocation businesses must comply with RESPA and similar state insurance and other laws. RESPA and similar state laws require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. There is a risk that interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could permit the entrance of new competitors, some of which may have greater resources than we do. In September 2005, the Justice Department filed a lawsuit against the National Association of Realtors, of which our company owned brokerages and franchisees are members, asserting that certain adopted rules regarding the sharing of online property listings between real estate brokers in the marketplace are anti-competitive. The Justice Department contends that the rules give an unfair advantage to traditional brokers at the expense of non-conventional brokers such as Internet-based discount brokers. If the National Association of Realtors is forced to change its rules regarding the sharing and display of online property listings, various changes in the marketplace could occur, including an increase in referral fees, a decrease in average commission rates, and/or other changes.
Our timeshare resorts business is subject to extensive regulation by the states and countries in which our resorts are located and in which our timeshare properties are marketed and sold. In addition, our timeshare resorts business is subject to federal regulation, including the federal Telemarketing Sales Rule with its “do not call” and “do not fax” regulations. Many states have laws and regulations regarding the sale of timeshare properties, such as real estate licensing laws, travel sales licensing laws, anti-fraud laws, telemarketing laws, telephone solicitation laws, including “do not call” and “do not fax” regulations and restrictions on the use of predictive dialers, prize, gift and sweepstakes laws and labor laws. Violations of certain provisions of these laws may limit the ability of our timeshare resorts business to market, sell and finance our timeshare properties or to collect all, or a part of, the principal of, or interest on, loans made to finance the purchase of our timeshare properties by consumers.
Our GDS business is also subject to risks with respect to the deregulation in the European Union, where currently rules are in place which prevent airlines from discriminating against other GDS systems in terms of services, commissions, and fees. Any change in these rules which could permit airlines to discriminate among GDSs could negatively impact our travel distribution business.
Our B2C businesses must comply with laws and regulations applicable to online commerce and the sale of air transportation. Increased regulation of the Internet or air transportation or different applications of existing laws might slow the growth in the use of the Internet and commercial online services, or could encumber the sale of air transportation, which could decrease demand for our products, increase the cost of doing business or otherwise reduce our sales and revenues. New laws, regulations or judicial decisions may impose on us additional risks and costs of operations. In addition, our domestic B2C businesses may be affected by the position being taken by several state and local tax authorities that taxes they impose on hotel occupancies apply to the compensation we receive for hotel reservations booked under our merchant model and not just to the amounts ultimately paid to the hotel. While we do not believe that our fees are subject to these taxes, if any or all of the jurisdictions rule that our domestic B2C businesses are subject to these taxes (either retroactively, prospectively or both), it could increase our costs or decrease demand for our products.
In addition, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations.
We are also subject to various other rules and regulations such as:

●	the Gramm-Leach Bliley Act which governs the disclosure and safeguarding of consumer financial information;

●	various state and federal privacy laws;

●	the USA PATRIOT Act;

●	restrictions on transactions with persons on the Specialty Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;

●	the U.S. Foreign Corrupt Practices Act;

●	“controlled business” statutes, which impose limits on the number of businesses that may be controlled by any one entity in a particular jurisdiction;

●	regulation by insurance and other regulatory authorities;

●	requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses;

●	environmental regulations with respect to our vehicle rental operations;

●	the Fair Housing Act; and

●	laws and regulations in jurisdictions outside the United States in which we do business.
Our failure to comply with any of the forgoing laws and regulations may subject us to fines, penalties, injunctions, and/or potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations.
Real Estate Services Segment
The cyclical nature of the residential real estate market could adversely affect the results of operations of our Real Estate Services segment.
In recent years, based on information published by the National Association of Realtors, existing home sales volumes have risen to their highest levels in history. The National Association of Realtors and Fannie Mae are forecasting, as of January 2006, a year-over-year decline in the number of existing home sales during 2006. The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. Any of the following could cause a general decline in the number of home sales and/or prices which, in turn, could have a material adverse effect on the revenues and profitability of our Real Estate Services segment:

●	changes in government regulation

●	periods of economic slowdown or recession;

●	rising interest rates and general availability of mortgage financing;

●	adverse changes in local or regional economic conditions;

●	a decrease in the affordability of homes;

●	shifts in populations away from the markets that we, NRT or our franchisees serve;

●	tax law changes, including potential limits on, or elimination of, the deductibility of certain mortgage interest expense, real property taxes and employee relocation expenses;

●	decreasing home ownership rates;

●	declining demand for real estate; and/or

●	acts of God, such as hurricanes, earthquakes and other natural disasters.
A sustained decline in existing home sales could adversely affect the results of operations of our Real Estate Services segment by reducing the royalties we receive from our franchisees, reducing the commissions our company owned brokerage operations earn and reducing the demand for our title and settlement services.
Our brokerage operations are concentrated in metropolitan areas which could subject us to local and regional economic conditions that could differ materially from prevailing economic conditions in other parts of the country.
Our subsidiary, NRT Incorporated, owns real estate brokerage offices located in and around large metropolitan areas in the United States. Local and regional economic conditions in these locations could differ materially from prevailing economic conditions in other parts of the country. While we believe that NRT’s offices are located in geographically diverse metropolitan areas of the United States, NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. In 2005, NRT realized approximately 60% of its revenue in these regions. A downturn in residential real estate demand or economic conditions in these regions could result in a decline in NRT’s total gross commission income and have a material adverse effect on the results of operations of our Real Estate Services segment. In addition, given the significant geographic overlap of our title and settlement services businesses with our company owned brokerage offices, any local or regional declines that affect our company owned brokerage operations also could have an adverse effect on our title and settlement services business as well.
Travel Distribution Segment
Alternative models of travel distribution are emerging and some travel suppliers are seeking alternative distribution models, which may adversely affect the results of operations of our Travel Distribution segment.
Some travel suppliers are seeking to decrease their reliance on travel distributors, including GDSs such as Galileo. Travel suppliers may give advantages to travel distributors in which they have an economic stake or may create or expand commercial relationships with online and traditional travel agencies that work with travel suppliers to directly book travel with those suppliers. Many airlines, hotels, car rental companies and cruise operators have established their own travel distribution web sites. Several suppliers have formed joint ventures that offer multi-supplier travel distribution web sites. From time to time, travel suppliers offer advantages, such as bonus miles, lower transaction fees, priority waitlist clearance, e-ticketing or discounted prices, when their products and services are purchased from these supplier-related web sites. Some of these offerings are not available to unrelated travel distributors, or those travel distributors must provide lower distribution pricing in exchange for access to the offerings. In addition, the airline industry has experienced a shift in segment share from full-service carriers to low-price carriers. Some low-cost carriers do not distribute their tickets through our GDS or through other third-party travel distributors.
In addition, a new breed of competitors is entering the online travel marketplace. Both well-established search engine companies and start-ups are attempting to enter the online travel marketplace by leveraging search technology to aggregate travel search results across supplier, travel agent and other travel-related web sites. These search engines and alternative travel distribution channels have the potential to divert customers from our online sites and our GDS thereby putting pressure on our revenues, pricing and operating margins.
Adverse changes in, or interruptions to, our relationships with travel suppliers could affect our access to travel offerings and reduce the revenues of our Travel Distribution segment.
We rely on participating carrier agreements with our U.S. and international airline suppliers, such as our Preferred Fares Select agreements in the United States and similar agreements abroad, and these agreements contain terms that provide discounted pricing. None of these arrangements is exclusive and airline suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors. In addition, the agreements we have with our U.S. and international airline suppliers will expire by their terms in 2006 and over the next three years, respectively, unless they are extended or replaced, which we cannot guarantee will occur.
We cannot assure you that our arrangements with our travel suppliers will remain in effect on current or similar terms, that the net impact of future pricing options will not adversely impact revenue, or that any of these suppliers will continue to supply us with the same level of access to inventory of travel offerings in the future. Because our major airline relationships represent such a large part of our business, the loss of any of these relationships, including due to the bankruptcy of an airline, could have a material negative impact on our business. If our access to inventory or features is affected, or our ability to offer their inventory on comparatively favorable economic terms is diminished, it could have a material adverse effect on the business, financial condition or results of operations of our travel distribution businesses.

Vehicle Rental Segment
The high level of competition in the vehicle rental industry may lead to reduced rental volumes, downward pricing, or an inability to increase our prices, which could have a material adverse impact on the results of operations for our vehicle rental business.
The vehicle rental industry in which we operate is highly competitive. We believe that price is one of the primary competitive factors in the vehicle rental industry. Our competitors, some of whom may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that we match competitors’ downward pricing, it could have a material adverse impact on our results of operations. To the extent that we do not match or remain within a reasonable competitive margin of our competitors’ pricing, it could also have a material adverse impact on the results of operations of our vehicle rental business, as we may lose rental volume.
We face risks of increased fleet costs, both generally and due to the possibility that automobile manufacturers could change or cease their repurchase programs.
Vehicle depreciation represents approximately 26% of our aggregate expenses and can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles. During 2005, 2004 and 2003, 98.0%, 98.6% and 99.6%, respectively, of the cars purchased for our domestic car fleet were the subject of agreements requiring automobile manufacturers to repurchase them. We refer to cars subject to such agreements as “program cars”. Under these repurchase programs, automobile manufacturers agree to repurchase cars at a specified price during a specified time period, typically subject to certain car condition and mileage requirements. Repurchase programs, therefore, enable us to determine, in advance, our depreciation expense, which is a significant cost factor in our car rental operations. Repurchase programs, therefore, limit the risk to us that the market value of a car at the time of its disposition will be less than its estimated residual (or depreciated) value at such time.
There can be no assurance that the automobile manufacturers will continue to sell cars to us subject to repurchase programs at all or on terms consistent with past practice. Should the percentage of our car rental fleet subject to repurchase programs decrease, we would expect to bear increased risk relating to the residual market value of our car rental fleet and car depreciation, which could have a material adverse effect on our results of operations and financial condition. Under such a circumstance, we would have to find an alternate method of disposition of the additional non-program cars, which could significantly increase our overall fleet expenses and decrease our proceeds on sales. The overall cost of cars subject to repurchase programs could also increase if the manufacturers were to make changes to these programs, particularly if such changes were to result in a decrease in the repurchase price without a corresponding decrease to the original purchase price. Repurchase programs also generally provide us with flexibility to reduce the size of our fleet rapidly in response to an economic downturn or changes in demand by returning cars sooner that originally expected. This flexibility may be reduced in the future to the extent the percentage of program cars in our car rental fleet decreases or this feature of repurchase programs is altered.
As of December 31, 2005, 63% and 21% of our program cars were manufactured by General Motors Corporation and Ford Motor Company, respectively. A default on any repurchase agreement, particularly with respect to GM or Ford, might also leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the car manufacturer but for which we were not paid, as well as potential additional expenses if the prices at which we were able to dispose of program cars were less than the specified prices under the repurchase program. Any increased risk with respect to the likelihood of these defaults could also impact our ability to finance the purchase of cars to maintain our car rental fleet.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.	PROPERTIES
Our principal executive offices are located in leased space at 9 West 57th Street, New York, New York with a lease term expiring in 2013. Many of our general corporate functions are conducted at leased offices at One Campus Drive, 7 Sylvan Way, 6 Sylvan Way, 1 Sylvan Way and 10 Sylvan Way, Parsippany, New Jersey. Executive offices are also located in leased space at Landmark House, Hammersmith Bridge Road, London, England. In addition, our principal data center is housed in an owned facility in Greenwood Village, Colorado.
Real Estate Franchise Business. Our real estate franchise business conducts its main operations at our leased offices at One Campus Drive in Parsippany, New Jersey. There are also leased facilities at regional offices located in Atlanta, Georgia, Mission Viejo, California, Scottsdale, Arizona, and Boston, Massachusetts.
Real Estate Brokerage Business. Our real estate brokerage business leases over 7.3 million square feet of domestic office space under approximately 1,410 leases. Its corporate headquarters are located at 339 Jefferson Road, Parsippany, New Jersey pursuant to leases expiring in 2007. NRT leases approximately 20 facilities serving as regional headquarters; 60 facilities serving as local administration, training facilities or storage, and nearly 1,100 offices under approximately 1,300 leases serving as brokerage sales offices. These offices are generally located in shopping centers and small office parks, generally with lease terms of five years. In addition, there are 14 leases representing vacant office space, principally as a result of acquisition-related brokerage sales office consolidations.
Relocation Business. Our relocation business has its main corporate operations in a leased building in Danbury, Connecticut with a lease term expiring in 2015. There are also five leased regional offices located in Mission Viejo and Walnut Creek, California; Chicago, Illinois; Irving, Texas and Bethesda, Maryland, which provide operation support services. International offices are leased in Swindon and Hammersmith, United Kingdom; Melbourne, Australia; Hong Kong and Singapore.
Title and Settlement Services Business. Our title and settlement services business conducts its main corporate operations at a leased facility in Mount Laurel, New Jersey pursuant to a lease expiring in 2014. This business also has leased regional and branch offices in twenty-three states and the District of Columbia.
Lodging Business. Our lodging business has its main corporate operations at leased offices in Parsippany, New Jersey. Our lodging business also leases space for its reservations centers and data warehouse in Aberdeen, South Dakota, Phoenix, Arizona and St. John, New Brunswick, Canada pursuant to leases that expire in 2007, 2010 and 2013, respectively. In addition, our lodging and real estate businesses share two leased office spaces within the United States. Our lodging business also has two vacant properties in Phoenix, Arizona and Knoxville, Tennessee with leases expiring in 2007.
Vacation Rental and Exchange Businesses. Our vacation exchange business has its main corporate operations at leased offices in Parsippany, New Jersey. Our vacation exchange business also has five properties, which we own. The most significant owned properties for this business are call centers in Carmel, Indiana; Cork, Ireland and Kettering, UK. Our vacation exchange business also has approximately five leased offices located within the United States and 38 additional leased spaces in various countries outside the United States. Our vacation rental business operations are managed in two owned locations (Earby and Bignor, England and Monterrigioni, Italy) and five main leased locations (Leidschendam, Netherlands; Dunfermline, United Kingdom; Voorburg, Holland; Copenhagen, Denmark and Hamburg, Germany) as well as approximately 15 smaller leased offices throughout Europe. Our main leased locations operate pursuant to leases that expire in 2015, 2012, 2009, 2010 and 2006, respectively.
Timeshare Resorts Business. Our timeshare resorts business has its main corporate operations at leased offices in Orlando, Florida. Our timeshare resorts business also owns a facility in Redmond, Washington and leases space for call center and administrative functions in Bellevue, Washington; Las Vegas, Nevada; Margate, Florida and Orlando, Florida, pursuant to leases expiring in 2006, 2012, 2010 and 2012, respectively. In addition, approximately 110 marketing and sales offices are leased throughout the United States and 12 offices are leased in Australia.
Travel Distribution Business. Our travel distribution business has its main corporate operations in Parsippany, New Jersey, with other administrative offices located in Denver, Colorado and Chicago, Illinois pursuant to five leases with various termination dates. Our travel distribution business also owns a facility in Atlanta, Georgia, which is currently vacant. Our travel distribution business also leases 20 additional facilities within the United States that function as call centers or fulfillment or sales offices. Galileo International has its main corporate international location in Langley in the United Kingdom. GTA and ebookers have their main corporate international locations in London in the United Kingdom. Our Langley location and our London location for ebookers are leased and our GTA location in London is owned. In addition, there are 150 properties in various countries outside the United States, which function as administration, sales, call center and fulfillment offices. Our travel distribution business leases have various expiration dates.
Vehicle Rental Business. Our vehicle rental business has its main corporate operations in Parsippany, New Jersey. We own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car rental operations. Office space is also leased in Orlando, Florida; Denver, Colorado; Wichita Falls, Texas; Tulsa, Oklahoma; and Fredericton, Canada pursuant to leases expiring in 2007, 2007, 2010, 2010 and 2009, respectively. Budget offices at Carrollton, Texas and Redding, California were closed in 2003 and 2005 respectively, and are vacant. These locations are subject to leases expiring in 2006 and 2011, respectively. In addition, there are approximately 40 leased office locations in the United States.
We lease or have vehicle rental concessions for both the Avis and Budget brands at multiple locations throughout the world. Avis operates approximately 860 locations in the United States and approximately 320 locations outside the United States. Of those locations, approximately 230 in the United States and approximately 90 outside the United States are at airports. Budget operates at approximately 490 locations in the United States of which approximately 140 are at airports. Budget also operates at approximately 190 locations outside the United States of which approximately 40 are at airports. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums.
We believe that our owned and leased properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3.	LEGAL PROCEEDINGS
After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC International, Inc. (“CUC”) business units, and prior to the date of this Annual Report on Form 10-K, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against us and other defendants. Approximately six lawsuits remain unresolved in addition to the matters described below.
In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the “Securities Action”), is a consolidated class action brought on behalf of all persons who acquired securities of the Company and CUC, except our PRIDES securities, between May 31, 1995 and August 28, 1998. Named as defendants are the Company; 28 current and former officers and directors of the Company, CUC and HFS; and Ernst & Young LLP, CUC’s former independent accounting firm.
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
Welch & Forbes, Inc. v. Cendant Corp., et al., No. 98-2819 (WHW) (the “PRIDES Action”), is a consolidated class action filed on behalf of purchasers of the Company’s PRIDES securities between February 24 and August 28, 1998. Named as defendants are the Company; Cendant Capital I, a statutory business trust formed by the Company to participate in the offering of PRIDES securities; 17 current and former officers and directors of the Company, CUC and HFS; Ernst & Young; and the underwriters for the PRIDES offering, Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Chase Securities Inc. The allegations in the Amended Consolidated Complaint in the PRIDES Action are substantially similar to those in the Securities Action.
On March 17, 1999, we entered into an agreement to settle the claims of class members in the PRIDES Action who purchased PRIDES securities on or prior to April 15, 1998. The settlement did not resolve claims based upon purchases of PRIDES on and after April 16, 1998 and, as of December 31, 2001, other than Welch & Forbes, Inc. v. Cendant Corp., et al., which is previously discussed, no purchasers of PRIDES securities after April 16, 1998 have instituted proceedings against us.
On October 28, 2005, the Company reached a settlement, resolving the claims of class members who purchased PRIDES on and after April 16, 1998. To settle these claims, the Company has agreed to pay $32.5 million in cash plus 3.5% of any net recovery from litigation the Company is pursuing against Ernst & Young, LLP, auditors for the former CUC, arising from the accounting irregularities. Interest will accrue on the cash portion of the settlement beginning on January 27, 2006, when the court approved the settlement in all respects, at the federal funds rate applicable on that date.
Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.), and P. Schoenfield Asset Management LLC v. Cendant Corp., et al., Civ. Action No. 98-4734 (D.N.J.) (the “ABI Actions”), were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. (“ABI”) between January 27, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors and Ernst & Young. The complaints in the ABI actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act. The plaintiffs allege that they purchased shares of ABI common stock at prices artificially inflated by the accounting irregularities after we announced a cash tender offer for 51% of ABI’s outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. On April 30, 1999, the United States District

Court for the District of New Jersey dismissed the complaints on motions of the defendants. In an opinion dated August 10, 2000, the United States Court of Appeals for the Third Circuit vacated the District Court’s judgment and remanded the ABI Actions for further proceedings. On December 15, 2000, we filed a motion to dismiss those claims based on ABI purchases after April 15, 1998, and the District Court granted this motion on May 7, 2001. The plaintiffs subsequently moved for leave to file a Second Amended Complaint to reallege claims based on ABI purchases between April 16, 1998 and October 13, 1998. That motion was denied on August 15, 2002. On January 27, 2004, plaintiffs filed a motion for class certification. The Company is engaged in settlement discussions related to this matter, however, no assurances can be made that a settlement will be reached.
The settlements and actions described above do not encompass six additional lawsuits asserting claims against us associated with the accounting irregularities. We cannot give any assurance as to the final outcome or resolution of these unresolved proceedings. An adverse outcome from certain unresolved proceedings could be material with respect to earnings in any given reporting period. However, we do not believe that the impact of such unresolved proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.
In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, one of our officers, were added as defendants in a purported class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 21, 2001. The complaint in this action alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on purported misconduct in connection with the accounting of certain revenues in financial statements published by Homestore during the class period. On March 7, 2003, the court granted our motion to dismiss lead plaintiff’s claim for failure to state a claim upon which relief could be granted and dismissed the complaint, as against us and Mr. Smith, with prejudice. On March 8, 2004, the court entered final judgment, thus allowing for an appeal to be made regarding its decision dismissing the complaint against Cendant, Mr. Smith and others. Oral argument of the appeal took place on February 6, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CD”. At February 17, 2006, the number of stockholders of record was approximately 7,954. The following table sets forth the quarterly high and low sales prices per share of CD common stock as reported by the NYSE for 2005 and 2004.

2005	High	Low

First Quarter	$22.97	$20.33
Second Quarter	22.37	19.17
Third Quarter	22.49	19.64
Fourth Quarter	20.54	16.50

2004	High	Low

First Quarter	$24.39	$21.74
Second Quarter	25.07	21.68
Third Quarter	24.94	21.07
Fourth Quarter	23.42	20.02
Dividend Policy
On February 9, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.11 per common share, payable March 14, 2006 to stockholders of record as of February 27, 2006. Our Board has also determined to suspend any further cash dividends in anticipation of our plan to distribute to Cendant stockholders the stock of our Real Estate Services, Hospitality Services (including the current Timeshare Resorts segment) and Travel Distribution Services companies in the second, third and fourth quarters of 2006, respectively. The dividend policies relating to each of the entities to be distributed by Cendant will be determined by the Boards of Directors of such companies, and are expected to take into account each new company’s capitalization and credit rating.
On January 31, 2005, we distributed 100% of our ownership interest in PHH Corporation, comprising our former mortgage, appraisal and fleet management businesses, to our stockholders on a pro rata basis. We distributed one share of PHH common stock for every 20 shares of our common stock outstanding on the record date for the distribution.
In 2005, we paid cash dividends of $0.09, $0.09, $0.11 and $0.11 per common share in the first, second, third and fourth quarters, respectively. In 2004, we paid cash dividends of $0.07, $0.07, $0.09 and $0.09 per common share in the first, second, third and fourth quarters, respectively.

Issuer Purchases of Equity Securities
Below is a summary of our Cendant common stock repurchases by month for the quarter ended December 31, 2005:

			Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value of Shares that
	of Shares	Average Price	Publicly Announced	May Yet Be
	Purchased	Paid per Share	Plan (b)	Purchased Under Plan

October 1 – 31, 2005	6,414,580	$18.11	6,414,580	$922,211,438

November 1 – 30, 2005	8,646,700	$17.92	8,646,700	$769,699,752

December 1 – 31, 2005(a)	4,325,557	$17.38	4,325,557	$698,152,828

Total	19,386,837	$ 17.86	19,386,837	$698,152,828

(a)	Includes 1,015,000 shares purchased for which the trade date occurred during December 2005 while settlement occurred in January 2006.

(b)	Our share repurchase program, which does not have an expiration date, was first publicly announced on October 13, 1998 in the amount of $1 billion and has been increased from time to time and each such increase has been publicly announced, including an increase to include all stock option exercise proceeds in the program. The most recent increase, in the amount of $500 million, was approved by our Board of Directors in July 2005. No shares were purchased outside our share repurchase program during the periods set forth in the table above.

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(In millions, except per share data)
Results of Operations
Net revenues	$18,236	$16,689	$15,418	$11,487	$6,177

Income from continuing operations	$869	$1,365	$1,164	$706	$138
Income from discontinued operations, net of tax	480	717	301	140	285
Cumulative effect of accounting changes, net of tax	(8)	-	(293)	-	(38)

Net income	$1,341	$2,082	$1,172	$846	$385

Per Share Data
Income from continuing operations:
Basic	$0.84	$1.32	$1.14	$0.69	$0.14
Diluted	0.82	1.28	1.10	0.67	0.14
Income from discontinued operations:
Basic	$0.46	$0.70	$0.30	$0.14	$0.33
Diluted	0.45	0.68	0.28	0.13	0.31
Cumulative effect of accounting changes:
Basic	$(0.01)	$-	$(0.29)	$-	$(0.05)
Diluted	(0.01)	-	(0.27)	-	(0.04)
Net income:
Basic	$1.29	$2.02	$1.15	$0.83	$0.42
Diluted	1.26	1.96	1.11	0.80	0.41
Cash dividends declared	$0.40	$0.32	$-	$-	$-
Financial Position
Total assets	$34,104	$42,570	$39,527	$36,017	$33,597
Assets under management programs	12,411	14,698	13,673	11,227	8,095
Long-term debt, including current portion	3,936	4,330	5,984	6,460	6,992
Debt under management programs (*)	10,673	12,154	11,556	9,575	6,766
Mandatorily redeemable preferred interest in a subsidiary	-	-	-	375	375
Stockholders’ equity	11,291	12,695	10,186	9,315	7,068

(*)	Includes related-party debt due to Cendant Rental Car Funding (AESOP) LLC. See Note 15 to our Consolidated Financial Statements.
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
During 2003, we consolidated a number of entities pursuant to Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” and/or as a result of amendments to the underlying structures of certain of the facilities we use to securitize assets. See Notes 2, 15 and 16 to the Consolidated Financial Statements for more information.
During 2005, 2004, 2003, 2002 and 2001, we completed a number of acquisitions, the results of operations and financial position of which have been included from their acquisition dates forward. See Note 5 to our Consolidated Financial Statements for a detailed discussion of the 2005, 2004 and 2003 acquisitions. In 2002, we acquired NRT Incorporated and Trendwest Resorts, Inc., which resulted in goodwill of approximately $1.6 billion and $687 million, respectively. If we had acquired NRT and Trendwest on January 1, 2002, net revenues, income from continuing operations and net income would have been approximately $12.3 billion, $658 million and $798 million, respectively, on a pro forma basis during 2002. In 2001, we acquired Avis Group Holdings, Inc. and Galileo International, Inc., which resulted in goodwill of approximately $1.9 billion and $2.0 billion, respectively. If we had acquired Avis, Galileo, NRT and Trendwest on January 1, 2001, net revenues, income from continuing operations and net income would have been approximately $11.1 billion, $204 million and $451 million, respectively, on a pro forma basis during 2001. Pro forma results for 2002 and 2001 each include $221 million of amortization expense relating to acquired pendings and listings intangible assets. Due to the short-term amortization period of the pendings and listings intangible asset, the amortization of this asset would impact only one of the periods presented.
We also incurred acquisition and integration related costs of $55 million, $20 million, $54 million, $285 million and $108 million in 2005, 2004, 2003, 2002 and 2001, respectively. See Note 5 to our Consolidated Financial Statements for a detailed description of the charges recorded in 2005, 2004 and 2003. The 2002 charges primarily related to the amortization of our contractual pendings and listings intangible assets related to the acquisition of NRT and its subsequent acquisitions of real estate brokerage businesses. The 2001 charges primarily related to the outsourcing of Galileo’s global distribution system, desktop support and related services to a third party provider and the integration of our travel agency business with Galileo’s computerized reservation system.
During 2005, we recorded a non-cash impairment charge of $425 million ($256 million, after tax) associated with our Travel Distribution businesses (see Note 2 to our Consolidated Financial Statements for a more detailed discussion of this charge). We also incurred a non-cash impairment charge of $180 million recorded in January 2005 to reflect a portion of the difference between the carrying value and market value of PHH as a result of the spin-off (see Note 24—Spin-off of PHH Corporation).
In 2005, we recorded $50 million of restructuring and transaction-related charges, of which $47 million was incurred as a result of restructuring activities undertaken following the spin-off of PHH Corporation and the initial public offering of Wright Express Corporation and $3 million relates to transaction costs incurred during 2005 in connection with the PHH spin-off.
During 2002, we adopted the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Accordingly, our results of operations for 2001 reflect the amortization of goodwill and indefinite-lived intangible assets, while our results of operations for 2005, 2004, 2003 and 2002 do not reflect such amortization. Had we applied the non-amortization provisions of SFAS No. 142 during 2001, net income would have been $539 million on a pro forma basis during 2001.
We incurred restructuring and other unusual charges of $363 million in 2001, which primarily consisted of (i) $97 million related to strategic initiatives committed to as a result of changes in business and consumer behavior following the September 11, 2001 terrorist attacks, (ii) $95 million related to the funding of an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of our current and future real estate franchisees, (iii) $85 million related to the funding of Trip Network, Inc. and (iv) $41 million related to the rationalization of the Avis fleet.
During 2005, 2004, 2003, 2002 and 2001, we incurred $35 million, $(33) million, $11 million, $103 million and $86 million, respectively, for litigation and related costs (credits) primarily in connection with the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc.
Income from discontinued operations, net of tax, includes the after tax results of the following disposed businesses for all periods presented (through their dates of disposition): (i) Marketing Services division, which we sold in October 2005, (ii) Wright Express Corporation, which we sold in February 2005, (iii) our former fleet leasing and appraisal businesses, which were included in the spin-off of PHH Corporation on January 31, 2005, (iv) Jackson Hewitt Tax Services Inc., which we sold in June 2004, and (v) National Car Parks, which we sold in May 2002. Income from discontinued operations, net of tax also includes the after tax gains on the sale of our Marketing Services division and Wright Express in 2005, the after tax gain on the sale of Jackson Hewitt in 2004 and the after tax loss on disposal of NCP in 2002. See Note 3 to our Consolidated Financial Statements for more detailed information regarding these discontinued operations.
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
We are one of the foremost providers of real estate and travel services in the world. We operate our businesses within three divisions: Real Estate, Travel Content and Travel Distribution. Our Real Estate division has only one segment, Real Estate Services (additionally, our former Mortgage Services segment was included in the Real Estate division); our Travel Content division has three segments: Hospitality Services, Timeshare Resorts and Vehicle Rental; and our Travel Distribution division has only one segment, Travel Distribution Services. Following is a brief description of the services provided by each of our business segments:

●	Real Estate Services—franchises the real estate brokerage businesses of our four residential brands and one commercial brand, provides real estate brokerage services, facilitates employee relocations and provides home buyers with title and closing services.

●	Hospitality Services—franchises nine lodging brands, facilitates the exchange of vacation ownership intervals and markets vacation rental properties.

●	Timeshare Resorts—markets and sells vacation ownership interests, provides property management services to property owners’ associations, provides consumer financing to individuals purchasing vacation ownership interests and develops resort properties.

●	Vehicle Rental—operates and franchises our car and truck rental brands.

●	Travel Distribution Services—provides global distribution services for the travel industry, corporate and consumer online travel agency services.

●	Mortgage Services—provided home buyers with mortgage lending services (this business was disposed of in January 2005—see below for further discussion).
In 2005, we continued the strategic realignment we commenced in early 2004, which was undertaken to simplify our business model through exiting non-core businesses or businesses that produced volatility to our earnings inconsistent with our business model and the remainder of our core businesses. We began this strategic realignment by completing the initial public offering of Jackson Hewitt Tax Service Inc. in June 2004, raising $772 million of cash, and acquiring Orbitz, Inc., an online travel company, for approximately $1.3 billion in November 2004. We completed the spin-off of our former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of the common stock of PHH Corporation to our stockholders in January 2005. In February 2005, we completed an initial public offering of Wright Express Corporation, raising $964 million of cash, and acquired ebookers plc, a travel agency, for $454 million. We then completed the acquisitions of Gullivers Travel Associates and Octopus Travel Group Limited (collectively “Gullivers”), a wholesaler and global online travel company, in April 2005 for approximately $1.2 billion, and in October 2005, we completed the sale of our Marketing Services division, which was comprised of our former individual membership and loyalty/insurance marketing businesses, for approximately $1.7 billion of cash (approximately $1.8 billion of gross proceeds), representing the culmination of our strategic realignment.
In connection with the completion of this strategic realignment, our management team and Board of Directors, with the aid of financial and legal advisors, performed a comprehensive review of the growth opportunities and current market valuations for each of our core businesses. As a result of this review, during fourth quarter 2005, our Board of Directors approved a plan to separate Cendant into four independent, publicly traded companies:

●	Real Estate Services—will encompass our current Real Estate Services segment.

●	Hospitality Services—will encompass our current Hospitality Services and Timeshare Resorts segments.

●	Travel Distribution—will encompass our current Travel Distribution Services segment.

●	Vehicle Rental—will encompass our current Vehicle Rental Services segment.
We believe that this strategy provides the greatest opportunity for our businesses and brands to achieve their full potential. Additionally, we anticipate that the separation of our core businesses will facilitate a clearer understanding and more precise market valuation of each of these businesses.
The separation is expected to be effected through three spin-offs and is expected to be tax-free for Cendant and its shareholders. We expect to incur material costs in connection with executing this plan (during 2005 these costs amounted to $16 million).
We currently expect the spin-off of the new Real Estate Services company to occur in second quarter 2006 followed by the spin-off of the new Hospitality Services company in third quarter 2006. The new Travel Distribution company is expected to be spun-off in October 2006. There can be no assurances, however, that the plan of separation will be completed. Completion of the contemplated separation is subject to various risks. For a discussion of these risks, see “Item 1A—Risk Factors.”
In the meantime, our management team remains committed to increasing shareholder value. In 2005, we used approximately $1.1 billion of cash, net of proceeds from option exercises, to repurchase our common stock and $423 million of cash to pay dividends. We expect to continue to repurchase shares within the confines of our repurchase program. Additionally, our first quarter 2006 dividend payment of 11 cents per share has already been approved by our Board of Directors. The Board has suspended any further cash dividends for the remainder of 2006 in anticipation of our separation plan. The dividend policies relating to each of the new publicly traded companies will be determined by the Boards of Directors of such companies.
Finally, we remain focused on growing profitability within each of these new companies before and after the separation. To this end, we have established transition teams that are principally responsible for planning, organizing and implementing the series of transition services and other agreements that are going to be necessary to support the individual companies. With these teams in place, our operating executives remain focused on delivering profitability and positioning our businesses for long-term growth.
RESULTS OF OPERATIONS—2005 vs. 2004
Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. Generally accepted accounting principles require us to segregate and report as discontinued operations for all periods presented the account balances and activities of Jackson Hewitt, our former fleet leasing and appraisal businesses, Wright Express, and our former Marketing Services division. Although we no longer own our former mortgage business, we cannot classify such business as a discontinued operation due to our participation in a mortgage origination venture that was established with PHH in connection with our spin-off of PHH in January 2005.
The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Our consolidated results of operations are summarized as follows:

	2005	2004	Change

Net revenues	$18,236	$16,689	$1,547
Total expenses	16,890	14,642	2,248

Income before income taxes and minority interest	1,346	2,047	(701)
Provision for income taxes	474	674	(200)
Minority interest, net of tax	3	8	(5)

Income from continuing operations	869	1,365	(496)
Income from discontinued operations, net of tax	27	519	(492)
Gain (loss) on disposals of discontinued operations, net of tax:
PHH valuation and transaction-related charges	(312)	-	(312)
Gain on disposals	765	198	567
Cumulative effect of accounting change, net of tax	(8)	-	(8)

Net income	$1,341	$2,082	$(741)

Net revenues and total expenses increased approximately $1.5 billion (9%) and $2.2 billion (15%), respectively, in 2005 as compared with 2004, reflecting organic revenue growth across all our segments, particularly within our Vehicle Rental and Real Estate Services segments, the acquisitions of strategic businesses subsequent to January 1, 2004 and other items discussed below, including a $425 million non-cash impairment charge recorded within our Travel Distribution Services segment and a $180 million non-cash valuation charge associated with our spin-off of PHH in January 2005.
The largest contributor to organic revenue growth year-over-year was our Vehicle Rental segment, reflecting strong demand at both our domestic and international operations. We experienced greater time and mileage revenue principally as a result of a 14% increase in the number of days a car was rented domestically and a 17% increase in the number of days a car was rented internationally. Our Real Estate Services segment also experienced strong organic revenue growth year-over-year primarily as a result of a 14% increase in the average price of home sales at our brokerage business, partially offset by a 7% decrease in the number of homesale transactions. Revenues at our Timeshare Resorts segment also grew organically principally driven by a 9% increase in tour flow, a 6% increase in revenue per guest and increased consumer finance income. Organic growth at our Hospitality Services segment resulted from an 8% increase in organic revenue per available room within our lodging business, as well as a 5% increase in worldwide subscribers and a 21% increase in points and rental transaction volume within our vacation exchange business. We also experienced moderate organic revenue growth within our Travel Distribution Services business primarily due to a 23% increase in online gross bookings. Expenses increased throughout all of our core operating segments as a result of organic growth primarily to support additional volume, higher vehicle costs and additional marketing investments. Apart from organic growth, the strategic businesses we acquired subsequent to January 1, 2004 contributed to the year-over-year increase in net revenues and total expenses as follows:

		Contribution to	Contribution to
Acquired Business	Date of Acquisition	Net Revenues	Total Expenses

Orbitz (a)	November 2004	$343	$311
Gullivers (b)	April 2005	209	185
ebookers (c)	February 2005	94	138
Landal GreenParks (d)	May 2004	41	48
Real Estate brokerages	(*)	249	244

Total Contributions		$936	$926

(*)	These businesses were acquired at various dates during or subsequent to 2004.

(a)	Reflects the results of operations from January 1 through November 12, 2005 (the corresponding period during which this business was not included during 2004).

(b)	Reflects the results of operations from April 1 through December 31, 2005 (the corresponding period during which this business was not included during 2004).

(c)	Principally reflects the results of operations from February 28 through December 31, 2005 (the corresponding period during which this business was not included during 2004).

(d)	Principally reflects the results of operations from January 1 through May 5, 2005 (the corresponding period during which this business was not included during 2004).

Partially offsetting these revenue and expense increases was the absence of eleven months of revenues generated and expenses incurred by our former mortgage business, which was disposed of on January 31, 2005. Our former mortgage business contributed $656 million and $584 million of revenues and expenses, respectively, to our results during the period February 1, 2004 through December 31, 2004.
The increase in total expenses also reflects the following charges recorded during 2005: (i) a $425 million ($256 million, after tax) non-cash impairment charge associated with our travel distribution businesses (see Note 2 to our Consolidated Financial Statements for a detailed discussion of this charge), (ii) a $180 million non-cash impairment charge relating to the PHH spin-off, (iii) charges aggregating $50 million primarily relating to restructuring activities undertaken following the PHH spin-off and initial public offering of Wright Express and (iv) $16 million of charges incurred in connection with our plan to separate Cendant into four independent, public companies. Partially offsetting these charges is a decrease of $74 million in interest expense primarily relating to the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999, as well as an overall reduction in debt extinguishment costs incurred in 2004, which were partially offset by $21 million of interest expense recorded in fourth quarter 2005 as a result of a legal settlement related to a claim against a business we acquired in 2001. Our effective tax rate for continuing operations was 35.2% and 32.9% for 2005 and 2004, respectively. The change in the effective tax rate for 2005 was primarily due to the non-deductibility of the valuation charge associated with the PHH spin-off and a one-time tax expense associated with the planned repatriation of foreign earnings, which was partially offset by a tax benefit related to changes in tax basis differences in assets of foreign subsidiaries and a tax rate differential associated with the non-cash impairment charge recorded within our Travel Distribution Services segment. As a result of the above-mentioned items, income from continuing operations decreased $496 million (36%).
Income from discontinued operations decreased $492 million, which primarily reflects (i) a decrease of $64 million due to net income generated by Jackson Hewitt prior to its disposition in June 2004 (since its results were included for six months in 2004 but not at all in 2005), (ii) a decrease of $117 million due to net income generated by our former fleet leasing and appraisal businesses (since their results were included for twelve months in 2004 but only one month in 2005 and due to a $24 million tax-related charge recorded in 2005), (iii) a decrease of $54 million due to net income generated by Wright Express (since its results were included for twelve months in 2004 but only through February 22, 2005 in 2005), and (iv) a decrease of $257 million in net income generated by our Marketing Services division, which principally reflects the reversal of a tax valuation allowance of $121 million in January 2004, a $30 million charge recorded during 2005 in connection with a breach of contract claim and the absence in 2005 of $41 million of income recorded in 2004 in connection with the early termination of two contractual relationships with third party marketing partners and the sale of commission rights associated with long-term preferred care insurance policies that were previously sold.
The net gain we recognized on the disposal of discontinued operations increased $255 million year-over-year, which includes a $581 million gain recognized in connection with the sale of our former Marketing Services division during 2005 and a $184 million gain recognized during 2005 in connection with the initial public offering of Wright Express, partially offset by (i) a $308 million non-cash impairment charge and $4 million of transaction costs relating to the PHH spin-off and (ii) the absence of a $198 million gain recognized in connection with the June 2004 sale of Jackson Hewitt. In 2005, we also recorded a $14 million ($8 million, after tax) non-cash charge to reflect the cumulative effect of accounting change as a result of our adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” in fourth quarter 2005.
As a result of the above-mentioned items, net income decreased $741 million.

Following is a discussion of the results of each of our reportable segments:

	Revenues				EBITDA

			%				%
	2005	2004	Change		2005	2004	Change

Real Estate Services	$7,141	$6,552	9%		$1,184	$1,131	5%
Hospitality Services	1,527	1,340	14		449	460	(2)
Timeshare Resorts	1,735	1,544	12		289	254	14
Vehicle Rental	5,316	4,708	13		439	467	(6)
Travel Distribution Services	2,429	1,788	36		100	466	(* )
Mortgage Services	46	700	(*	)	(181)	97	(* )

Total Reportable Segments	18,194	16,632	9		2,280	2,875
Corporate and Other (a)	42	57	(*	)	(175)	(66)

Total Company	$18,236	$16,689	9		2,105	2,809

Less:	Non-program related depreciation and amortization				547	483
Non-program related interest expense, net					189	245
Early extinguishment of debt					—	18
Amortization of pendings and listings					23	16

Income before income taxes and minority interest					$1,346	$2,047

(*)	Not meaningful.

(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses.
Real Estate Services
Revenues and EBITDA increased $589 million (9%) and $53 million (5%), respectively, in 2005 compared with 2004 reflecting revenue growth across all of our real estate services businesses.
Royalty revenue within our real estate franchise business increased $57 million (13%) in 2005 as compared with 2004. Such growth was primarily driven by a 14% increase in the average price of homes sold and by a 2% increase in the number of homesale transactions from our third-party franchisees. The 14% period-over period increase in average price is reflective of the supply of, and the demand for, homes in previous quarters, resulting in an overall increase in the sales prices of homes across the nation. This trend has moderated recently as industry-wide inventory levels have increased and the balance between supply and demand has returned to more normalized levels. Consistent with our growth strategy, we also earned $7 million of additional revenue in connection with the license of the Sotheby’s brand name in certain countries or international regions. In addition to royalties received from our third-party franchisees, NRT Incorporated, our wholly-owned real estate brokerage firm, continues to pay royalties to our real estate franchise business. However, these intercompany royalties, which approximated $369 million and $341 million during 2005 and 2004, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA.
Revenues within our real estate brokerage business increased $481 million (9%) in 2005 as compared with 2004. Such increase is partially attributable to significant acquisitions made by NRT during or subsequent to January 1, 2004, which together contributed incremental revenues and EBITDA of $249 million and $23 million, respectively, to 2005 operating results. Apart from these acquisitions, NRT’s revenues increased $232 million (4%) in 2005 as compared with 2004. This increase was substantially comprised of higher commission income earned on homesale transactions, which was primarily driven by a 14% increase in the average price of homes sold, partially offset by a 7% decline in the number of homesale transactions. The 14% period-over-period increase in average price is reflective of the supply of, and demand for, homes in previous quarters, resulting in an overall increase in the sales prices of homes across the nation. This trend has moderated recently as industry-wide inventory levels have increased and the balance between supply and demand has returned to more normalized levels. EBITDA further reflects an increase of $165 million in commission expenses paid to real estate agents as a result of the incremental revenues earned on homesale transactions, as well as a higher average commission rate paid to real estate agents in 2005 due to the progressive nature of revenue based agent commission schedules.
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
Revenues from our relocation services business increased $30 million (6%) during 2005 as compared with 2004. Such increase was primarily driven by (i) $26 million (16%) of increased referral fees due to higher referral rates and transaction volume and (ii) $12 million (28%) of incremental management fees and commissions earned in our international services due to increased transaction volume. These increases were partially offset by a $12 million reduction in intercompany interest income.
Revenues from our title and settlement services business increased $5 million (2%) in 2005 as compared with 2004. This increase is primarily due to $13 million of additional title and closing revenues resulting principally from increased resale volume and fees, partially offset by the absence of a previously reported $7 million gain recorded on the sale of certain non-core assets in 2004.
EBITDA further reflects an increase of approximately $145 million (3%) in operating, marketing and administrative expenses (apart from NRT’s significant acquisitions and real estate agent commission expenses, both of which are discussed separately above) principally resulting from (i) $32 million of incremental expenses primarily representing inflationary increases in rent, office administration and other fixed costs within our real estate brokerage business, (ii) $25 million of higher marketing expenses to support growth in our real estate franchise and brokerage operations, (iii) $23 million of expenses incurred within our real estate brokerage business primarily to support an increased number of offices, (iv) a $22 million increase in staffing and other personnel-related costs incurred within our relocation business primarily to support increases in volume, (v) $7 million of costs at our title and settlement services business related to developing and enhancing certain infrastructures that were previously maintained at and leveraged from our former mortgage business, (vi) $6 million of costs within our title and settlement services business related to additional title and closing volume and (vii) $6 million of expenses resulting from restructuring actions primarily within our title and settlement services and our real estate brokerage businesses.
Hospitality Services
Revenues increased $187 million (14%), while EBITDA decreased $11 million (2%), in 2005 compared with 2004 reflecting revenue growth across all our Hospitality businesses; however, the EBITDA comparison was negatively impacted by costs incurred to combine the operations of our vacation exchange and rental businesses, a favorable settlement recorded in second quarter 2004 related to a lodging franchisee receivable and the inclusion in 2005 results of a highly seasonal business, which we acquired in May 2004 and, therefore, was not included in the comparable prior year period (all of which are discussed in greater detail below).
The operating results of our lodging business reflect the acquisitions of Wyndham Worldwide in October 2005 and Ramada International in December 2004. The operating results of Wyndham have been included in our results for three of the twelve months of 2005, but none of 2004. The operating results of Ramada have been included in our results for the entire twelve months of 2005, but only for one month of 2004. Accordingly, Wyndham and Ramada contributed incremental revenues of $29 million and $14 million, respectively, and EBITDA of $2 million each to 2005 results. Included within the $29 million of revenue generated by Wyndham is approximately $25 million related to reimbursable expenses, which has no impact on EBITDA. These acquisitions also added approximately 32,000 rooms, which is approximately 6% of the total weighted average rooms available within our lodging franchise system during 2005. Apart from these acquisitions, revenues in our lodging business increased $47 million (11%). Such increase principally represents (i) $16 million (4%) of higher royalty, marketing and reservation fund revenues, (ii) $16 million of incremental revenues generated by our TripRewards loyalty program during 2005 and (iii) a $7 million gain recognized on the sale of a lodging-related investment during 2005. The $16 million increase in royalty, marketing and reservation fund revenues primarily resulted from an 8% increase in revenue per available room (“RevPAR”), partially offset by a 4% decrease in weighted average rooms available. The RevPAR increase reflects (i) increases in both price and occupancy principally attributable to an overall improvement in the economy lodging segment in which our hotel brands primarily operate, (ii) the termination of underperforming properties throughout 2004 that did not meet our required quality standards or their financial obligations to us and (iii) the strategic assignment of personnel to field locations designed to assist franchisees in improving their hotel operating performance. The decrease in weighted average rooms available reflects our termination of underperforming properties, as discussed above, the expiration of franchise agreements and certain franchisees exercising their right to terminate their agreement.
Revenues within our vacation exchange business increased $37 million (6%) during 2005 due to a $17 million (4%) increase in exchange and subscription fee revenues and a $24 million (22%) increase in other timeshare points and rental transaction revenues, partially offset by a $4 million decrease in other transactional revenues. The increase in exchange and subscription fee revenues in 2005 was primarily driven by a 5% increase in the average number of worldwide subscribers and a 6% increase in the average exchange fee, partially offset by a 4% decrease in exchange transaction volumes. The increase in other timeshare points and rental transaction revenues during 2005 was principally driven by a 21% increase in points and rental transaction volume, partially offset by a 1% decrease in the average price per rental transaction. The decrease in other transactional revenues in 2005 was primarily due to the absence of travel-related commission fees and higher cancellation fees received in 2004. Revenue trends reflect the continued shift in the RCI timeshare membership base toward a greater mix of points members from traditional one-week timeshare members.
Within our vacation rental business, we acquired Landal GreenParks and Canvas Holidays Limited, which are both European vacation rental businesses, in May 2004 and October 2004, respectively. The operating results of Landal have been included in our results for the entire twelve months in 2005 but for only eight months in 2004. The operating results of Canvas have been included in our results for the entire twelve months in 2005 but for only three months in 2004. Accordingly, Landal and Canvas contributed incremental revenues of $41 million and $25 million, respectively, and incremental EBITDA (loss) earnings of ($5) million and $6 million, respectively, during 2005. The decline in EBITDA at Landal primarily reflects the fact that Landal’s results in 2004 do not include its seasonally weakest quarter, as it was not acquired until May 2004. Apart from these acquisitions, revenues at our European vacation rental companies increased $12 million due to the conversion of a franchised park to a managed park as we previously received only a franchise fee and now have the full benefit of revenue generated by this park. This revenue increase was offset by incremental revenue deferred in 2005 on the rental of camping properties, which will be recognized in 2006 upon arrival of campsite customers.
EBITDA further reflects an increase of approximately $95 million (11%) in operating, marketing and administrative expenses (excluding the impact of the acquisitions discussed above) principally resulting from (i) $20 million of higher bad debt expense primarily due to the absence of a favorable $15 million settlement recorded in 2004 related to a lodging franchisee receivable, (ii) $16 million of costs incurred to combine the operations of our vacation exchange and rental businesses, (iii) $16 million of marketing-related expenses primarily related to marketing initiatives within our vacation exchange and lodging businesses, (iv) the utilization of $12 million of incremental revenues generated by our TripRewards loyalty program to fund related marketing initiatives, (v) $11 million of incremental expenses associated with the conversion of a franchised park to a managed park, as discussed above, (vi) $10 million of variable operating expenses primarily resulting from higher transaction volume within our vacation exchange business and (vii) $5 million of restructuring costs incurred as a result of the consolidation of certain call centers and back-office functions.

Timeshare Resorts
Revenues and EBITDA increased $191 million (12%) and $35 million (14%), respectively, in 2005 compared with 2004. The EBITDA comparison was negatively impacted by $13 million of expenses incurred during 2005 to account for the estimated impact of the hurricanes experienced along the Gulf Coast. Revenue and EBITDA, exclusive of the impact of the Gulf Coast hurricanes, reflect organic growth in timeshare sales, a gain on the sale of land and increased consumer finance income.
Net sales of vacation ownership interests (“VOIs”) at our timeshare resorts business increased $133 million (11%) in 2005 despite the Gulf Coast hurricanes. Such increase was principally driven by a 9% increase in tour flow and a 6% increase in revenue per guest. This revenue increase includes a $27 million decrease in higher margin upgrade sales at our Trendwest resort properties due to special upgrade promotions conducted during 2004 undertaken to mitigate the negative impact on tour flow from the Do Not Call legislation. Tour flow, as well as revenue per transaction, benefited in 2005 from our expanded presence in premium destinations such as Hawaii, Las Vegas and Orlando. Tour flow was also positively impacted by the opening of new sales offices, our strategic focus on new marketing alliances and increased local marketing efforts.
Revenue and EBITDA also increased $58 million and $64 million, respectively, in 2005 as a result of incremental net interest income earned on our contract receivables primarily due to (i) growth in the consolidated portfolio without corresponding increases in net borrowing costs and (ii) more favorable valuation adjustments in 2005 to our retained interest in securitized contract receivables. Revenue and EBITDA comparisons further benefited from an $11 million gain recorded in 2005 in connection with the disposal of a parcel of land that was no longer consistent with our development plans, partially offset by the absence of a $4 million gain recognized in first quarter 2004 in connection with the sale of a third-party timeshare financing operation and $3 million of revenue generated by such operations in 2004 prior to the sale date.
EBITDA further reflects an increase of approximately $155 million (12%) in operating, marketing and administrative expenses primarily resulting from (i) $43 million of additional commission expense associated with increased VOI sales and increased commission rates, (ii) $31 million of additional contract receivable provisions recorded in 2005, (iii) $19 million of increased cost of sales associated with increased VOI sales, (iv) $15 million of additional costs incurred primarily to fund additional staffing needs to support continued growth in the business, improve existing properties and integrate the Trendwest and Fairfield contract servicing systems, (v) $14 million of incremental marketing spend to support sales efforts and anticipated growth in the business and (vi) $13 million of expenses associated with the 2005 Gulf Coast hurricanes, which primarily reflects a provision for estimated timeshare contract receivable losses.
Vehicle Rental
Revenues increased $608 million (13%), while EBITDA decreased $28 million (6%) in 2005 compared with 2004. We experienced strong demand for vehicle rentals throughout the year and expect rental volumes to continue to grow in the foreseeable future; however, EBITDA margin comparisons were negatively impacted by lower domestic rental car pricing, higher fleet costs and damage to vehicles as a result of the hurricanes experienced in the Gulf Coast during September 2005.
Revenues generated by our domestic car rental operations increased $454 million (12%) during 2005, which was comprised of a $339 million (11%) increase in time and mileage (“T&M”) revenue and a $115 million (18%) increase in ancillary revenues. The increase in T&M revenues was principally driven by a 14% increase in the number of days a car was rented, partially offset by a 3% decrease in T&M revenue per day. The increase in rental days reflects, in part, our strategic decision to implement more competitive pricing in the second half of 2004. This program was continued into the first half of 2005 when we instituted a price increase in response to rising fleet costs. Accordingly, T&M revenue per day decreased 3% during 2005 when compared with 2004 but increased by six percentage points in third quarter 2005 when compared with second quarter 2005 and by one percentage point in fourth quarter 2005 when compared with third quarter 2005. We expect further price increases along with continued volume gains in 2006 as we seek to offset the impact of higher fleet costs and anticipated increases in interest costs, which we began to experience in the second half of 2005. Pricing was also negatively impacted during 2005 by competitive conditions in the domestic car rental industry resulting from higher industry-wide fleet levels, which we believe were caused by enhanced incentives offered by car manufacturers in prior periods. Fleet depreciation increased $173 million (20%) in 2005 primarily due to (i) an increase of 14% in the average size of our domestic rental fleet and (ii) reductions to manufacturer incentives received on our 2005 model year inventory (which was in utilization during 2005) as compared with those received on our 2004 model year inventory (which was in utilization during 2004). The $115 million increase in ancillary revenues was due primarily to (i) a $48 million increase in airport concession and vehicle licensing revenues, (ii) a $29 million increase in gasoline revenues and (iii) a $38 million increase in counter sales of insurance and other items. EBITDA from our domestic car rental operations also reflects (i) $179 million of additional expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, commissions, shuttling costs and funding costs on vehicle purchases, (ii) $51 million of increased expenses associated with higher airport concession and vehicle licensing fees, (iii) $39 million of increased expenses associated with higher gasoline costs, (iv) $29 million of additional vehicle interest expense incurred to grow our fleet size, (v) $12 million of incremental expenses relating to the estimated damages caused by the hurricanes experienced in the Gulf Coast in 2005, which primarily included the impairment of rental cars, some of which may be recovered in future periods, and (vi) $10 million of additional litigation expense resulting from the settlement of a dispute with licensees of our Avis brand arising out of our acquisition of the Budget business in 2002.
Revenues generated by our international car rental operations increased $126 million (24%) due to an $86 million (22%) increase in car rental T&M revenue and a $40 million (28%) increase in ancillary revenues. The increase in T&M revenues was principally driven by a 17% increase in the number of days a car was rented and a 4% increase in T&M revenue per day. The increase in ancillary revenues was due primarily to a $12 million increase in airport concession and vehicle licensing revenues. The favorable effect of incremental T&M revenues was partially offset in EBITDA by $43 million of increased fleet depreciation and related costs and $34 million of higher operating expenses, both principally resulting from increased car rental volume and an increase of 21% in the average size of our international rental fleet to support such volume. Additionally, EBITDA reflects a $10 million increase in expenses associated with higher airport concession and vehicle licensing fees. The increase in revenue generated by our international car rental operations includes the effect of favorable foreign currency exchange rate fluctuations of $28 million, which was principally offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses.
We have negotiated the purchase of our 2006 model year inventory and expect to incur increased fleet depreciation costs throughout 2006. Accordingly, our ability to achieve profit margins consistent with prior periods will be dependent on our ability to successfully reflect corresponding changes in our pricing program.
Budget truck rental revenues increased $28 million (5%) in 2005 primarily representing an $18 million (4%) increase in T&M revenue, which reflects a 3% increase in T&M per day and a modest increase in rental days. In addition to increased T&M revenue, EBITDA was also favorably impacted by a $13 million credit relating to a refinement made during 2005 in how we estimate repair and refurbishment costs of our truck fleet. We also recognized a $7 million credit relating to an adjustment of our self-insurance reserve for public liability and property damage as a result of more favorable claims experience as indicated by an actuarial valuation of our self-insurance obligation, which is performed annually. The favorable impact on EBITDA was offset by (i) $32 million of incremental fleet depreciation and related costs principally resulting from a 10% increase in the average size of our truck rental fleet in anticipation of increased demand and (ii) $5 million of restructuring costs, representing facility, employee relocation and severance costs incurred in connection with the closure of a reservation center and unprofitable Budget truck rental locations.
Travel Distribution Services
Revenues increased $641 million (36%) and EBITDA decreased $366 million, respectively, in 2005 compared with 2004, reflecting the inclusion of revenues and expenses from recent acquisitions. However, the EBITDA comparison was negatively impacted by a $425 million impairment charge principally associated with our online consumer travel businesses, as well as $28 million of integration costs associated with acquisitions.

In November 2004, we completed the acquisition of Orbitz, and in 2005, we acquired Gullivers (April 2005), ebookers (February 2005) and another online travel business. The operating results of these companies have been included in our results from their respective acquisition dates forward and therefore were incremental to our results during 2005. Accordingly, Orbitz, Gullivers, ebookers and the other online travel business contributed incremental revenues of $343 million, $209 million, $94 million and $11 million, respectively, and EBITDA earnings (losses) of $65 million, $46 million, ($30) million and $5 million, respectively, prior to the allocation of the $425 million impairment charge discussed below. In addition, effective January 1, 2005, we transferred our membership travel business to the discontinued Marketing Services segment. As a result, revenue and EBITDA of $55 million and $9 million, respectively, generated by such operations in 2004 were absent from this segment’s results in the same period in 2005. Apart from these acquisitions and the transfer of the membership travel business, revenue increased $39 million (2%) and EBITDA decreased $443 million.
Galileo and our supplier services businesses, which primarily provide global distribution services to the travel industry, experienced an overall $2 million increase in revenues, primarily driven by a $36 million (3%) increase in worldwide air booking fees and $10 million (4%) of additional ancillary revenue, which were substantially offset by a $44 million (31%) decline in subscriber fees. The increase in air booking fees was comprised of a $43 million (5%) increase in international air booking fees, partially offset by an $8 million (2%) decrease in domestic air booking fees. The increase in international air booking fees was principally driven by 3% higher booking volumes, which totaled 170 million segments during 2005 and which primarily resulted from an increase in travel demand within the Middle East and the Asia/Pacific regions, offset in part by a decline in demand in Europe. The $8 million decrease in domestic air booking fees was driven by an 8% decline in the effective yield on such bookings, partially offset by a 6% increase in booking volumes, which totaled 89 million segments during 2005. The domestic volume increase and effective yield decline are consistent with our pricing program with major U.S. carriers, which was designed to gain access to all public fares made available by the participating airlines. International air bookings represented approximately two-thirds of our total air bookings during 2005. The $44 million reduction in subscriber fees reflects the continuing trend of fewer travel agencies leasing computer equipment from us during 2005 compared with 2004. The $10 million of additional ancillary revenue includes higher fees earned on outsourcing arrangements where we provide technology services for certain airlines.
Apart from the acquisitions described above, revenues generated from our online and traditional travel agency businesses increased $37 million (19%) primarily due to a 23% increase in online gross bookings, principally at our Cheaptickets.com website. We believe this increase is primarily attributable to improved site functionality, which resulted in greater conversion rates, and enhanced content.
EBITDA further reflects an increase of approximately $480 million in expenses (excluding the impact of the aforementioned acquisitions and the transfer of the membership travel business) primarily resulting from a $425 million impairment charge principally associated with our online travel businesses (see Note 2 to our Consolidated Financial Statements for a detailed discussion of this charge). The remaining increase in expenses primarily resulted from; (i) the absence in 2005 of a $42 million expense reduction realized in 2004 in connection with a benefit plan amendment, (ii) $29 million of incremental employee severance costs, including $12 million of executive severance, $7 million related to the integration of recently acquired businesses and $10 million related to restructuring actions taken to reduce staff levels in some of our online travel businesses and the realignment of our global sales force, (iii) $21 million of higher commissions attributable to higher booking volumes, principally in the Middle East and Asia/ Pacific regions and a greater mix of booking volumes in higher commission rate countries (iv) $19 million of additional expenses associated with developing enhanced technology and other project initiatives. Such amounts were partially offset by (i) a $42 million reduction in costs primarily realized at our Cheaptickets.com and Lodging.com businesses, as a result of integration efforts executed domestically, including the migration of technology to a common platform and (ii) $14 million of expense savings on network communications and equipment maintenance and installation due, in part, to reduced volume within the Galileo subscriber business where travel agents lease computer equipment from us.

Mortgage Services
Revenues and EBITDA decreased $654 million and $278 million, respectively, in 2005 compared with 2004. As a result of the spin-off of PHH, 2005 results include only one month of activity while 2004 consisted of twelve months. Our former mortgage operations generated revenue and EBITDA of $656 million and $102 million, respectively, for the eleven-month period ended December 31, 2004. For the month of January, revenue increased $2 million and EBITDA decreased $176 million in 2005 compared with 2004. The EBITDA reduction was primarily due to an expected non-cash impairment charge of $180 million recorded in January 2005 to reflect a portion of the difference between the carrying value and initial market value of PHH as a result of the spin-off.
In connection with the spin-off, we formed a venture with PHH to continue to participate in the earnings generated from originating mortgages for customers of our real estate brokerage and relocation business. We own 49.9% of the venture and PHH owns 50.1%. Amounts recorded during 2005 within our Real Estate Services segment were not material as the venture did not become operational until fourth quarter 2005. PHH manages this venture and retains all risk related to the mortgage servicing asset.
Corporate and Other
Revenues decreased $15 million and the EBITDA loss increased from $66 million in 2004 to $175 million in 2005.
Revenues and EBITDA were unfavorably impacted in 2005 by a $22 million reduction to realized gains on the sale of Homestore stock during 2005 compared with 2004 and a $13 million reduction in earnings on a credit card marketing program under which we earn fees based on a percentage of credit card spending. Such amounts were partially offset by a $15 million reduction in intersegment revenue eliminations in 2005 due to decreased intercompany business activities and $5 million of incremental revenues earned in 2005 under agreements where we provide certain transitional administrative services to businesses we recently sold or distributed (including Jackson Hewitt, our former fleet leasing and mortgage business and our former marketing services division).
EBITDA was further unfavorably impacted year-over-year by (i) the absence of a $60 million credit recorded in 2004 in connection with previously established liabilities for severance and other termination benefits for which we no longer believed we were liable, (ii) $16 million in expenses recorded during 2005 in connection with our separation plan and (iii) a credit of $12 million in 2004 relating to the termination of a lease on more favorable terms than originally estimated.
RESULTS OF OPERATIONS—2004 vs. 2003
Our consolidated results of operations are summarized as follows:

	2004	2003	Change

Net revenues	$16,689	$15,418	$1,271
Total expenses	14,642	13,670	972

Income before income taxes and minority interest	2,047	1,748	299
Provision for income taxes	674	563	111
Minority interest, net of tax	8	21	(13)

Income from continuing operations	1,365	1,164	201
Income from discontinued operations, net of tax	519	301	218
Gain on disposal of discontinued operations, net of tax	198	-	198
Cumulative effect of accounting change, net of tax	-	(293)	293

Net income	$2,082	$1,172	$910

Net revenues increased approximately $1.3 billion (8%) in 2004 as compared with 2003 due principally to growth in our core residential real estate and travel businesses, which also contributed to the increase in total expenses to support the increased volume of underlying transactions. The acquisitions of several strategic businesses, primarily within the real estate and travel verticals in 2004 (which are discussed in greater detail below), also contributed to the increases in revenues and expenses, as their results are included from their respective acquisition dates forward. These increases were partially offset by an expected decline in both revenues generated and expenses incurred by our mortgage business, as expected, due to reduced mortgage refinancing activity experienced industry-wide. Additionally offsetting the above-mentioned increases in expenses was a reduction of $93 million in interest expense during 2004, which principally reflected a decrease in losses incurred in connection with our early extinguishments of debt and an overall reduction in our outstanding debt, as well as $26 million of interest received in connection with a federal tax refund. In addition, we recorded a net credit of $33 million during 2004 in connection with the resolution of certain legal matters relating to the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc., whereas we incurred $11 million of expense during 2003. Such change principally reflects $60 million of previously established liabilities relating to severance and other termination benefits for which we no longer believe we are liable, partially offset by additional costs related to the ongoing investigations into the CUC accounting irregularities. Our overall effective tax rate was 32.9% and 32.2% for 2004 and 2003, respectively. The difference in the effective tax rates is primarily due to the absence in 2004 of the utilization of capital loss carryforwards in 2003, partially offset by a reduction to our tax contingency reserve primarily resulting from audit settlements in 2004 and taxes on the redemption of our mandatorily redeemable preferred interest in 2003. As a result of the above-mentioned items, income from continuing operations increased $201 million (17%).
Income from discontinued operations increased $218 million, reflecting (i) an increase of $29 million in net income generated by Jackson Hewitt prior to its disposition, (ii) an increase of $27 million in net income generated by our former fleet leasing and appraisal businesses, (iii) an increase of $14 million in net income generated by Wright Express and (iv) an increase of $148 million in net income generated by our Marketing Services division, which principally reflects the reversal of a tax valuation allowance of $121 million in January 2004, and $41 million of income recorded in 2004 in connection with the early termination of two contractual relationships with third party marketing partners and a gain on the sale of commission rights associated with long-term preferred care insurance policies that were previously sold, partially offset by a $13 million cash payment the Company made to TRL Group in connection with the January 2004 contract termination (see Note 26—TRL Group, Inc.). We also recorded a net gain on the disposal of Jackson Hewitt of $198 million in second quarter 2004 in connection with the initial public offering in June 2004. In 2003, we recorded a non-cash charge of $293 million to reflect the cumulative effect of accounting change in relation to the consolidation of TRL Group (see Note 26—TRL Group, Inc.), as required by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”
As a result of the above-mentioned items, net income increased $910 million.

Following is a discussion of the results of each of our reportable segments:

	Revenues			EBITDA

	2004	2003	% Change	2004	2003	% Change

Real Estate Services	$6,552	$5,569	18%	$1,131	$942	20%
Hospitality Services	1,340	1,096	22	460	385	19
Timeshare Resorts	1,544	1,428	8	254	248	2
Vehicle Rental	4,708	4,598	2	467	328	42
Travel Distribution Services	1,788	1,659	8	466	459	2
Mortgage Services	700	1,025	(32)	97	302	(68)

Total Reportable Segments	16,632	15,375	8	2,875	2,664
Corporate and Other (a)	57	43	*	(66)	(101)

Total Company	$16,689	$15,418	8	2,809	2,563

Less: Non-program related depreciation and amortization				483	439
Non-program related interest expense, net				245	298
Early extinguishment of debt				18	58
Amortization of pendings and listings				16	20

Income before income taxes and minority interest				$2,047	$1,748

(*)	Not meaningful.

(a)	Includes the results of operations of non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.
Real Estate Services
Revenues and EBITDA increased $983 million (18%) and $189 million (20%), respectively, in 2004 compared with 2003, reflecting growth across all of our real estate businesses.
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
NRT made acquisitions of various real estate brokerage businesses during 2004 and 2003 for which the operating results have been included from their acquisition dates forward. NRT’s significant acquisitions, including Sotheby’s International Realty, contributed $223 million and $16 million of incremental revenues and EBITDA, respectively, to the operating results for 2004. Excluding the impact of these significant acquisitions, NRT generated incremental revenues of $669 million in 2004, a 15% increase over 2003. This increase was substantially comprised of higher commission income earned on homesale transactions, which was substantially driven by a 16% increase in the average price of homes sold. The 16% year-over-year increase in average price was driven by an overall industry-wide increase in the market prices of homes and stronger volume of higher-priced homesales in 2004 compared with 2003. Commission expenses paid to real estate agents increased $471 million as a result of the incremental revenues earned on homesale transactions as well as a higher average commission rate paid to real estate agents in 2004 due to variances in the geographic mix of homesales and the progressive nature of agent commission schedules.

Revenues from our relocation services business increased $30 million (7%) principally resulting from higher referral fees, which were driven by an increased volume of relocation referrals and a higher average fee per referral as home values have increased year-over-year.
Revenues within our title and settlement services business declined $10 million (3%), which principally reflects a $17 million decline due to lower volumes also consistent with the expected decline in mortgage refinancing volume, partially offset by a $7 million gain recorded on the sale of certain non-core assets in first quarter 2004.
Marketing, operating and administrative expenses (apart from the NRT acquisitions and real estate agent commission expenses, both of which are discussed separately above) increased approximately $115 million, principally reflecting an increase in variable expenses associated with higher NRT homesale revenue and growth in our relocation services business, as discussed above.
Hospitality Services
Revenues and EBITDA increased $244 million (22%) and $75 million (19%), respectively, in 2004 compared with 2003. In May 2004, we completed the acquisition of Landal GreenParks. During 2004, Landal contributed $113 million to revenues and $22 million to EBITDA. In October 2004, we completed the acquisition of Canvas Holidays Limited. During 2004, Canvas Holidays contributed $6 million to revenues and $1 million to EBITDA. See Note 5 to our Consolidated Financial Statements for more detail regarding these acquisitions. Apart from the Landal and Canvas Holidays acquisitions, revenues at our European vacation rental companies increased $15 million in 2004 substantially due to a favorable impact on revenues from foreign currency exchange rate fluctuations, which were substantially offset in EBITDA by the unfavorable impact of exchange rate movements on expenses.
Royalties and marketing and reservation fund revenues within our lodging franchise operations increased $14 million (4%) in 2004 primarily due to a 5% increase in revenue per available room and a 4 basis point increase in the net effective royalty rate, partially offset by a 4% reduction in room count. These changes reflect quality control initiatives implemented in 2003 whereby we terminated from our franchise system certain properties that were not meeting required standards and tightened requirements for properties not meeting their financial obligations to us. Additionally, in fourth quarter 2003 we launched TripRewards, a loyalty program that enables customers to earn rewards when staying at Cendant’s lodging brand hotels or when purchasing services or products from program partners. The TripRewards program enables us to earn fees on revenues generated by our franchisees from TripRewards members. The program contributed $18 million of incremental revenue during 2004, which was substantially offset in EBITDA by increased marketing expenditures to promote our lodging brands, the funding of the cost of rewards earned by customers and program administrative expenses.
Exchange and subscription fee revenues within our vacation exchange business increased $24 million (6%) during 2004 despite the hurricanes that hit North America and the Caribbean during the third quarter of 2004, the effects of which were felt throughout the remainder of the year. Such growth was primarily driven by (i) a 4% increase in the average number of worldwide subscribers, (ii) a 5% increase in the average subscription price per member and (iii) a 6% increase in the average exchange fee, partially offset by a 2% reduction in exchange transaction volume. Timeshare points and rental transaction revenue (rentals of unused timeshare inventory) grew $24 million (28%) driven principally by an 18% increase in points and rental transaction volume and a 14% increase in the average price per rental transaction. Revenue trends reflect the expected shift in the membership base toward a greater mix of points members from traditional one-week timeshare members. In addition, our vacation exchange business generated incremental revenue of $9 million due to an increase in travel-related services provided to customers of our international membership business.
Operating, marketing and administrative expenses, excluding expenses generated by Landal and Canvas Holidays and other expense variances discussed separately above, increased approximately $40 million in 2004 principally reflecting higher variable costs incurred to support increased revenues and increased costs associated with prior period acquisitions in our vacation rental business, partially offset by favorable bad debt expense period-over-period related to the settlement of a lodging franchisee receivable during 2004 that had been previously reserved for during 2003.
Timeshare Resorts
Revenues and EBITDA increased $116 million (8%) and $6 million (2%), respectively, in 2004 compared with 2003.
Net sales of VOIs in our timeshare resorts increased $91 million in 2004, an 8% increase over 2003 despite the hurricanes that hit North America and the Caribbean during the third quarter of 2004, which negatively impacted VOI sales in our southeastern properties in the second half of 2004. The net increase in VOI sales in our timeshare resorts was primarily driven by an 11% increase in the average price per VOI sales transaction as well as a $46 million increase in upgrade sales at our Trendwest resort properties, partially offset by a 7% reduction in tour flow and a $24 million reduction in the recognition of VOI deferred revenues related to resort properties under construction. Revenues and certain related costs recognized on VOI sales at resort properties under construction are done so using the percentage of completion method of accounting and accordingly, are deferred and recognized in future periods as the resort properties are completed. The number of tours in 2004 was negatively impacted by Do Not Call legislation, which became effective in October 2003 and reduced telemarketers’ ability to call consumers at home unless a preexisting relationship existed. During 2004, we sold certain of our timeshare resort properties and recognized gains on sale of $7 million. Additionally, incremental resort management fees of $11 million were generated through increased rental revenues on unoccupied units as well as growth in the number of units under management during 2004. Revenue also increased $15 million, while EBITDA declined $17 million in 2004, primarily as a result of consolidating our largest timeshare receivable securitization structures during third quarter 2003 and year-over-year growth in our contract receivables portfolio. The consolidation of the securitization structures resulted in the recognition of interest revenues on contract receivables and interest expense incurred on the debt funding of such contracts instead of applying gain on sale accounting to such securitizations, prior to consolidation. Accordingly, as a result of the consolidation, as well as the year-over-year growth in the contract receivables portfolio, interest revenue generated in 2004 exceeded the interest revenue recognized and the gain on sale accounting applied to securitizations in 2003. EBITDA, however, was negatively impacted by the absence of gain on sale accounting in 2004, partially offset by the net interest income recognized in 2004 in connection with the consolidation and subsequent growth of the contract receivable portfolio.
Operating, marketing and administrative expenses within this segment, excluding the effect of consolidating our largest timeshare receivable securitization structures, increased approximately $80 million in 2004 principally reflecting higher variable costs incurred to support increased revenues, partially offset by favorable cost of sales and commissions as a percentage of related VOI revenues.
Vehicle Rental
Revenue and EBITDA increased $110 million (2%) and $139 million (42%), respectively, in 2004 compared with 2003.
Avis car rental revenues increased $97 million (3%) in 2004 which was comprised of a $55 million (2%) increase in car rental T&M revenue and a $42 million (9%) increase in ancillary revenues. The increase in T&M revenues was principally driven by a 3% increase in the number of days an Avis vehicle was rented. The $42 million increase in ancillary revenues was due primarily to (i) a $17 million increase in airport concession and vehicle licensing revenue, (ii) a $10 million increase in gasoline revenues, which resulted from increased gas prices in 2004, and (iii) a $15 million increase in counter sales of insurance and other items. The overall revenue change of $97 million is also inclusive of favorable foreign currency exchange rate fluctuations internationally which positively impacted revenue, but was principally offset in EBITDA by the effect of such exchange rate movements on expenses.
Budget car rental revenues increased $7 million in 2004 due to a 1% increase in car rental T&M revenue, which was driven by a 6% increase in car rental days, partially offset by a 5% reduction in T&M revenue per day. This reflects, in part, the resulting impact of our strategic decision to reposition the Budget car rental brand by reducing the cost structure and pricing to be more competitive with other leisure-focused car rental brands. The overall revenue change of $7 million is also inclusive of favorable foreign currency exchange rate fluctuations which positively impacted revenue, but was principally offset in EBITDA by the effect of such exchange rate movements on expenses.
Pricing at both our Avis and Budget car rental brands during 2004 was negatively impacted by competitive conditions in the car rental industry as a result of higher industry-wide fleet levels, which we believed were caused by enhanced incentives offered by car manufacturers. However, such manufacturer incentives also resulted in lower fleet costs, which significantly offset the EBITDA impact of lower pricing.
Budget truck rental revenues increased $6 million (1%) in 2004 comprised of a $10 million (2%) increase in T&M revenue, partially offsetting a $4 million (6%) reduction in other ancillary revenues. The additional Budget truck rental T&M revenue reflects a 5% reduction in rental days offset by a 7% increase in T&M per day. During 2004, we reduced the average Budget truck fleet by 9% compared with the average fleet size in 2003, which reflected our efforts to focus on higher utilization of newer and more efficient trucks.
Total expenses within this segment decreased approximately $30 million on a revenue increase of $110 million. The favorable profit margin primarily resulted from continued operating efficiencies realized in connection with the successful integration of Budget, increased internet reservation activity resulting in reduced call volume and associated costs and commissions and favorable insurance costs as a result of the reduction in higher-risk Budget car rentals, as discussed above.
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
Galileo generated $32 million of incremental worldwide air booking fees in 2004 as international air booking fees increased $58 million (7%), while domestic air booking fees decreased $26 million (7%). The increase in international air booking fees was driven by a 7% increase in the effective yield on such bookings and a 1% increase in booking volumes, which rose to 164.8 million segments for 2004. The yield increase partially resulted from a greater number of premium booking transactions that allow customers additional itinerary options. International booking volume in 2004 was suppressed by reduced travel in Europe during the second half of 2004, which was due in part to labor uncertainties surrounding an air carrier in Italy with whom our Galileo subsidiary conducts business, which was resolved in late 2004. International air bookings represented approximately two thirds of our total air bookings during 2004 and 2003. The reduction in domestic air booking fees was driven by a 10% decline in the effective yield partially offset by a 3% increase in booking volumes, which reached 84.0 million segments in 2004. The effective yield decline and increase in volume on domestic air bookings is consistent with our pricing program with major U.S. carriers in order to gain access to all public fares made available by the participating airlines. Additionally, revenues and EBITDA include a $5 million reduction in subscriber fees resulting from fewer travel agencies leasing computer equipment from us during 2004 compared with 2003 and a $9 million decrease in information services revenue, which are primarily sales of competitive airline fare information.
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
Mortgage Services
Revenues and EBITDA decreased $325 million (32%) and $205 million (68%), respectively, in 2004 compared with 2003 primarily due to the expected decline in refinancing activity experienced industry wide, partially offset by increased revenues from mortgage servicing activities. Mortgage refinancing closings were approximately $30.8 billion (63%) lower in 2004 than in 2003. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates and typically increases when interest rates fall and decreases when interest rates rise. The year ended December 31, 2003 was marked by historically high refinancing activity, which decreased the propensity for borrowers to refinance during 2004. This factor along with increased competitive pricing pressures due to lower industry volumes caused revenue from mortgage loan production to decrease. Typically, as refinancing activity declines, borrower prepayments also decline, which generally resulted in an increase in the value of the mortgage servicing rights (”MSR”) asset, all other factors being equal.
Mortgage production revenue in any given year was driven by a mix of mortgage loans closed and mortgage loans sold. The following chart presents our production revenues from originated mortgage loans held for sale (which are generated at the time of sale) and fee-based mortgage originations where we performed outsourced mortgage origination functions for a fee (which was generated at the time of closing):

	2004	2003	Change	% Change

Loan closings and loan sales ($ in billions):
Loans closed to be securitized	$34.4	$60.3	$(25.9)	(43)%
Fee-based loan closings	18.1	23.4	(5.3)	(23)

Total closings	$52.5	$83.7	$(31.2)	(37)

Loan sales	$32.5	$58.1	$(25.6)	(44)
Production revenue ($ in millions):
Production revenue from loan sales	$323	$958	$(635)	(66)
Fee-based production revenue	273	354	(81)	(23)

Total production revenue	$596	$1,312	$(716)	(55)

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

Operating expenses within this segment declined approximately $120 million in 2004 primarily due to the decline in refinancing activity discussed above.
Corporate and Other
Revenues increased $14 million and the EBITDA loss decreased from $101 million in 2003 to $66 million in 2004.
Revenues and EBITDA were favorably impacted in 2004 by $37 million of additional realized gains on the sale of Homestore stock, partially offset by a $30 million gain recognized in 2003 on the sale of our equity investment in Entertainment Publications, Inc. Revenue and EBITDA also reflect $21 million and $13 million, respectively, of incremental earnings on a credit card marketing program under which we earn fees based on a percentage of credit card spending. Partially offsetting this revenue increase is $12 million of incremental intersegment revenue eliminations in 2004 due to increased intercompany business activities.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
In our vehicle rental, relocation, and vacation ownership and rental businesses, assets under management programs are funded through borrowings under asset-backed funding or other similar arrangements. Additionally, during 2004, in our former mortgage services business, assets under management programs were funded through borrowings under asset-backed funding arrangements or unsecured borrowings at our former PHH subsidiary. Such borrowings are classified as debt under management programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our management programs. We believe it is appropriate to segregate the financial data of our management programs because, ultimately, the source of repayment of such debt is the realization of such assets.
FINANCIAL CONDITION

	2005	2004	Change

Total assets exclusive of assets under management programs	$21,693	$27,872	$(6,179)
Total liabilities exclusive of liabilities under management programs	10,203	15,336	(5,133)
Assets under management programs	12,411	14,698	(2,287)
Liabilities under management programs	12,610	14,539	(1,929)
Stockholders’ equity	11,291	12,695	(1,404)
Total assets exclusive of assets under management programs decreased approximately $6.2 billion primarily due to (i) the spin-off of PHH, which reduced assets by approximately $5.6 billion, (ii) the sale of the Marketing Services division, which (excluding proceeds received on the sale) reduced assets by approximately $1.1 billion, (iii) the sale of Wright Express, which (excluding proceeds received on the sale) reduced assets by $685 million and (iv) a reduction of approximately $1.3 billion in our net deferred tax asset principally due to the utilization of our net operating loss carryforwards during 2005. These decreases were partially offset by approximately $1.6 billion and $707 million of assets acquired in connection with our acquisitions of Gullivers and ebookers, respectively (See Note 5 to our Consolidated Financial Statements).
Total liabilities exclusive of liabilities under management programs decreased approximately $5.1 billion primarily due to (i) the spin-off of PHH, which reduced liabilities by approximately $4.4 billion, (ii) the sale of the Marketing Services division, which reduced liabilities by $758 million, (iii) the sale of Wright Express, which reduced liabilities by $434 million and (iv) a net reduction of $293 million in borrowings under our revolving credit facility. These decreases were partially offset by $419 million and $253 million of liabilities that we assumed in connection with our acquisitions of Gullivers and ebookers, respectively (See Note 5 to our Consolidated Financial Statements).
Assets under management programs decreased approximately $2.3 billion primarily due to the spin-off of our former mortgage business as part of PHH, which reduced assets under management programs by approximately $4.2 billion. This decrease was partially offset by (i) approximately $1.4 billion of net additions to our vehicle rental fleet, reflecting current and projected year-over-year increases in demand and (ii) $338 million of additional timeshare-related assets, primarily representing timeshare contract receivables associated with sales of vacation ownership interests.
Liabilities under management programs decreased approximately $1.9 billion primarily due to (i) the spin-off of our former mortgage business as part of PHH and unsecured debt issued by PHH, which reduced liabilities under management programs by approximately $3.4 billion. This decrease was partially offset by (i) additional borrowings of approximately $1.2 billion to support the growth in our vehicle rental fleet described above and (ii) $684 million of net incremental borrowings within our timeshare and relocation businesses. See “Liquidity and Capital Resources—Financial Obligations—Debt Under Management Programs” for a detailed account of the change in our debt related to management programs.
Stockholders’ equity decreased approximately $1.4 billion primarily due to (i) the $1.65 billion dividend of PHH’s equity to our shareholders, (ii) our repurchase of approximately $1.3 billion (approximately 68 million shares) of Cendant common stock and (iii) $423 million of cash dividend payments. Such decreases were partially offset by (i) net income of approximately $1.3 billion for 2005, (ii) the $488 million adjustment to offset the valuation charge associated with the PHH spin-off (which is included in both the $1.65 billion PHH dividend and in the 2005 net income) and (iii) $347 million related to the exercise of employee stock options (including a $79 million tax benefit). See Note 24 to our Consolidated Financial Statements for a description of the effect of the PHH spin-off.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.
CASH FLOWS
At December 31, 2005, we had $835 million of cash on hand, an increase of $368 million from $467 million at December 31, 2004. The following table summarizes such increase:

	Twelve Months Ended December 31,

	2005	2004	Change

Cash provided by (used in):
Operating activities	$3,314	$3,613	$(299)
Investing activities	(2,483)	(3,127)	644
Financing activities	(393)	(1,297)	904
Effects of exchange rate changes	(51)	13	(64)
Cash provided by discontinued operations	(19)	519	(538)

Net change in cash and cash equivalents	$368	$(279)	$647

During 2005, we generated $299 million less cash from operating activities in comparison with 2004. This change principally reflects the impact of the spin-off of our former mortgage business, which generated $439 million less cash from program activities year-over-year. Partially offsetting the impact of the spin-off, we used less cash for operations in 2005 due to improved management of working capital.
We generated $644 million more cash from investing activities during 2005 compared with 2004. Such change primarily reflects (i) incremental proceeds of approximately $1.8 billion generated from the dispositions of businesses (during 2005, we received cash proceeds of approximately $2.7 billion, of which approximately $1.7 billion related to the sale of our former Marketing Services division and $964 million related to the initial public offering of Wright Express, whereas in 2004, we received cash proceeds of $832 million, of which $772 million related to the initial public offering of Jackson Hewitt) and (ii) the spin-off of our former mortgage business, which used $598 million less cash in 2005. Such increases were partially offset by (i) the use of $905 million more cash to acquire vehicles for our vehicle rental business principally in connection with current and anticipated increases in rental volumes, (ii) the use of $384 million more cash to fund acquisitions in 2005 (principally within our travel distribution business), (iii) $126 million more cash used in connection with relocation advances and (iv) an increase of $112 million in capital expenditures during 2005. We anticipate aggregate capital expenditure investments for 2006 to be approximately $400 million, which does not include approximately $150 million of aggregate capital expenditures to be made by the new Real Estate, Hospitality Services and Travel Distribution companies following separation from Cendant.
We generated $904 million more cash from financing activities during 2005 in comparison with 2004. Such change principally reflects (i) a reduction of approximately $1.0 billion in cash used to settle corporate indebtedness (including the payment of $778 million to repurchase $763 million of our 6.75% notes in 2004 that formed a portion of the Upper DECS and $345 million to retire our former 11% senior subordinated notes in 2004) and (ii) the activities of our management programs, which provided approximately $1.3 billion more cash in 2005 primarily due to the spin-off of our former mortgage business and greater borrowing activity in our vehicle rental and relocation businesses during 2005 as compared with 2004. Such increases were partially offset by (i) a decrease of $863 million of cash generated during 2004 from the proceeds received in connection with the settlement of the forward purchase contract component of our Upper DECS securities whereby we issued approximately 38 million shares of CD common stock, (ii) an increase of $304 million in cash used for repurchases of Cendant common stock (net of proceeds received on the issuance of Cendant common stock) and (iii) $259 million of cash on hand at our former mortgage and fleet management businesses that was relinquished upon the spin-off of PHH in January 2005. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed discussion of financing activities during 2005.
DEBT AND FINANCING ARRANGEMENTS
Corporate indebtedness consisted of:

		As of	As of
		December 31,	December 31,
	Maturity Date	2005	2004	Change

Term notes
6 7/8% notes	August 2006	$850	$850	$-
4.89% notes	August 2006	100	100	-
6 1/4% notes	January 2008	798	797	1
6 1/4% notes	March 2010	349	349	-
7 3/8% notes	January 2013	1,192	1,191	1
7 1/8% notes	March 2015	250	250	-
Other
Revolver borrowings (a)	November 2009	357	650	(293)
Net hedging gains (losses) (b)		(47)	17	(64)
Other		87	126	(39)

		$3,936	$4,330	$(394)

(a)	Approximately $350 million of the outstanding borrowings at December 31, 2005 represent borrowings to repatriate foreign earnings under the American Jobs Creation Act of 2004.

(b)	As of December 31, 2005, this balance represents $153 million of mark-to-market adjustments on current interest rate hedges, partially offset by $106 million of net gains resulting from the termination of interest rate hedges, which will be amortized by the Company to reduce future interest expense. As of December 31, 2004, the balance represented $138 million of net gains resulting from the termination of interest rate hedges, which were partially offset by $121 million of mark-to-market adjustments on current interest rate hedges.
During 2005, we reduced our outstanding corporate indebtedness by $394 million primarily reflecting the repayment of $293 million of borrowings under our revolving credit facility. See Note 14 to our Consolidated Financial Statements for the significant terms of our outstanding corporate debt instruments.

The following table summarizes the components of our debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC):

	As of	As of
	December 31,	December 31,
	2005	2004	Change

Asset-Backed Debt:
Vehicle rental program
Cendant Rental Car Funding (a)	$6,957	$5,935	$1,022
Other (b)	952	792	160
Timeshare program (c)	1,800	1,473	327
Relocation program (d)	757	400	357
Vacation rental program	207	251	(44)
Mortgage program (e)	-	1,306	(1,306)

	10,673	10,157	516

Unsecured Debt (f):
Term notes	-	1,833	(1,833)
Commercial paper	-	130	(130)
Other	-	34	(34)

	-	1,997	(1,997)

Total debt under management programs	$10,673	$12,154	$(1,481)

(a)	The change in the balance at December 31, 2005 principally reflects the issuance of fixed and floating rate asset-backed notes at various interest rates to support the acquisition of vehicles used in our vehicle rental business partially offset by net repayments of outstanding term notes.
(b)	The change in the balance at December 31, 2005 reflects $71 million of additional borrowings under our truck financing program and $89 million of additional borrowings in our international car rental operations to support the acquisition of vehicles in our vehicle rental business.
(c)	The change in the balance at December 31, 2005 principally reflects the issuance of $525 million of floating rate term notes, which were partially offset by the net repayment of $198 million of term notes.
(d)	The change in the balance at December 31, 2005 principally reflects the issuance of $513 million of variable funding notes and $109 million of additional borrowings under a conduit facility. Also, in 2005, we issued $135 million of debt under a separate conduit facility. Such increases were partially offset by the repayment of $400 million of term notes that matured in first quarter 2005.
(e)	Represents a borrowing arrangement of our former mortgage business, which was spun-off as part of PHH in January 2005.

(f)	The balance at December 31, 2004 represent unsecured borrowings of our former PHH subsidiary, which was spun-off in January 2005.
On January 19, 2006, we issued $600 million of asset-backed notes under our vehicle rental program. The issuance consisted of five-year floating rate notes currently bearing interest at LIBOR plus 22 basis points.

The following table provides the contractual maturities for our corporate debt and our debt under management programs (including related party debt due to Cendant Rental Car Funding) at December 31, 2005 (except for notes issued under our timeshare program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management programs and for which estimates of repayments have been used):

		Debt Under
	Corporate	Management
	Debt	Programs

Due in 2006	$1,021	$3,548
Due in 2007	142	2,825
Due in 2008	928	1,970
Due in 2009	102	580
Due in 2010	342	909
Thereafter	1,401	841

	$3,936	$10,673

At December 31, 2005, we had approximately $3.5 billion of available funding under our various financing arrangements (comprised of approximately $1.9 billion of availability at the corporate level and approximately $1.6 billion available for use in our management programs). As of December 31, 2005, the committed credit facility and commercial paper programs at the corporate level included:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity

Revolving credit facility and commercial paper program (a)	$3,500	$357	$1,256	$1,887
Letter of credit facility (b)	303	-	303	-

(a)	Outstanding borrowings include $357 million under the Company’s $3.5 billion revolving credit facility, which has a final maturity date of November 2009. In addition to the letters of credit issued as of December 31, 2005, the revolving credit facility contains the committed capacity to issue an additional $494 million in letters of credit. The letters of credit outstanding under this facility at December 31, 2005 were issued primarily to support the Company’s vehicle rental business.

(b)	Final maturity date is July 2010.
As of December 31, 2005, available funding under our asset-backed debt programs related to our management programs consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Asset-Backed Funding Arrangements (a)
Vehicle rental program
Cendant Rental Car Funding (b)	$7,580	$6,957	$623
Other (c)	1,340	952	388
Timeshare program (d)	2,276	1,800	476
Relocation program (e)	847	757	90
Vacation rental program (f)	207	207	-

	$12,250	$10,673	$1,577

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $7.5 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.

(c)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $2.9 billion of timeshare-related assets. Borrowings under our asset-linked facility ($550 million) are also recourse to us.

(e)	The outstanding debt is collateralized by $856 million of underlying relocation receivables and related assets.
(f)	The outstanding debt consists of $139 million of capital leases and $68 million of bank debt. The bank debt is collateralized by $117 million of land and related vacation rental assets. The capital lease obligations have corresponding assets classified within assets under management programs on our Consolidated Balance Sheet as of December 31, 2005.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2005 can be found in Note 15 to our Consolidated Financial Statements.
We also maintain short-term borrowing facilities that are renewable annually and provide for borrowings of up to $535 million within our settlement services and real estate brokerage businesses, which are callable by the lenders at any time. In the normal course of business, we borrow amounts under these facilities, which we invest in high quality short-term liquid investments. Net amounts earned under these arrangements were not significant in 2005, 2004 or 2003 and there were no outstanding borrowings under these facilities at December 31, 2005 or 2004.
At December 31, 2005, we also had $400 million of availability for public debt or equity issuances under a shelf registration statement.
Effect of Proposed Separation Transactions
In connection with the completion of the proposed separation plan, we expect to retire substantially all our then-outstanding corporate indebtedness. We expect to fund this retirement with available cash and proceeds raised from new borrowings at each of the new Real Estate Services, Hospitality Services and Travel Distribution companies. We also expect that our current $3.5 billion revolving credit facility will be terminated. Additionally, the Vehicle Rental business is expected to establish its own debt facilities and borrowings to augment its existing asset-backed program.
LIQUIDITY RISK
We believe that access to our existing financing arrangements is sufficient to meet liquidity requirements for the foreseeable future prior to the full or partial completion of our planned separation into four independent publicly traded companies. Prior to, or in connection with any such separation, our existing financing arrangements will be revised or replaced so that our financing arrangements will remain sufficient to meet our liquidity needs for the foreseeable future. However, we can make no assurances that any such restructuring will be completed and we expect financing costs to increase for some, if not all, of the new stand-alone companies.
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to management programs, could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs, (ii) increased costs associated with the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase the related vehicles and (iii) the restructuring of any of our existing financing arrangements resulting from our plan to separate into four independent publicly traded companies. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios or as a result of the restructuring of such facilities resulting from our contemplated separation or under the terms of such restructured facilities. Additionally, we monitor the maintenance of required financial ratios and, as of December 31, 2005, we were in compliance with all financial covenants under our credit and securitization facilities.
Currently our credit ratings are as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior unsecured debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F2

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
CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt, including current portion	$1,021	$142	$928	$102	$342	$1,401	$3,936
Asset-backed debt under programs (a)	3,548	2,825	1,970	580	909	841	10,673
Operating leases	545	465	358	246	176	744	2,534
Commitments to purchase vehicles (b)	8,035	4,409	1,938	-	-	-	14,382
Other purchase commitments (c)	609	340	205	164	150	131	1,599

	$13,758	$8,181	$5,399	$1,092	$1,577	$3,117	$33,124

(a)	Represents debt under management programs (including related party debt due to Cendant Rental Car Funding), which was issued to support the purchase of assets under management programs. These amounts represent the contractual maturities for such debt, except for notes issued under our timeshare program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management programs and for which estimates of repayments have been used.

(b)	Primarily represents commitments to purchase vehicles from either General Motors Corporation or Ford Motor Company. These commitments are subject to the vehicle manufacturers' satisfying their obligations under the repurchase agreements. The purchase of such vehicles is financed through the issuance of debt under management programs in addition to cash received upon the sale of vehicles primarily under repurchase programs (see Note 15 to our Consolidated Financial Statements).

(c)	Primarily represents commitments under service contracts for information technology and telecommunications.
The above table does not include future cash payments related to interest expense or any potential amount of future payments that we may be required to make under standard guarantees and indemnifications that we have entered into in the ordinary course of business. For more information regarding guarantees and indemnifications, see Note 17 to our Consolidated Financial Statements. Also not reflected in the above table are costs associated with the planned separation of Cendant into four independent publicly-traded companies.
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
Goodwill and Other Indefinite-lived Intangible Assets. We have reviewed the carrying value of our goodwill and other indefinite-lived intangible assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. We review the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was approximately $12.0 billion and approximately $1.7 billion, respectively, at December 31, 2005. These amounts reflect the fourth quarter 2005 impairment charge recorded at our Travel Distribution Services segment. Refer to Note 2 to our Consolidated Financial Statements for more information.
We provide a wide range of consumer and business services and, as a result, our goodwill and other indefinite-lived intangible assets are allocated among many diverse reporting units. Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows, as such change may be isolated to a small number of our reporting units or spread across our entire organization. In either case, the magnitude of any impairment to goodwill or other indefinite-lived intangible assets resulting from adverse changes cannot be estimated. However, our businesses are concentrated in a few industries and, as a result, an adverse change to any of these industries will impact our consolidated results and may result in impairment of our goodwill or other indefinite-lived intangible assets.
Income Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially impact our results of operations. Additionally, our income tax returns are periodically examined by various tax authorities. We establish reserves for tax treatments when, despite our belief that the treatments are fully supportable, certain treatments are likely to be challenged and where we may not succeed in defending our position. We adjust our reserves upon the closing of a tax audit, which in some cases can occur several years following the related transaction or the filing of the tax return under examination, or upon the occurrence of other changes in facts and circumstances that indicate an adjustment may be necessary (including subsequent rulings and interpretations by tax authorities or court decisions on similar matters). Changes to the reserves could materially impact our results of operations.
See Notes 2 and 10 to our Consolidated Financial Statements for more information regarding income taxes.
Financial Instruments. We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option pricing models or other conventional valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements, which are disclosed in Note 22 to our Consolidated Financial Statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment, which is performed at least quarterly, involves an estimation of changes in fair value resulting from changes in interest rates, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See Item 7a. “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of the effect of hypothetical changes to these assumptions.
Changes in Accounting Policies
During 2005, we adopted the following standard as a result of the issuance of new accounting pronouncements:

●	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
We will adopt the following recently issued standards as required:

●	SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions”

●	SFAS No. 123R, “Share Based Payment”
For detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 2 to our Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use various financial instruments, particularly swap contracts, futures and options contracts to manage and reduce the interest rate risk related specifically to our debt and certain other interest bearing liabilities. Additionally, we used these financial instruments, as well as forward delivery commitments, to manage and reduce interest rate risk inherent in our former mortgage business and specifically relating to the committed mortgage pipeline, mortgage loan inventory, mortgage servicing rights and mortgage-backed securities. Foreign currency forwards are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and other transactions.
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 22—Financial Instruments to our Consolidated Financial Statements.
Our principal market exposures are interest and foreign currency rate risks.

●	Interest rate movements in one country, as well as relative interest rate movements between countries can materially impact our profitability. Our primary interest rate exposure at December 31, 2005 was to interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

●	We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound, Canadian dollar, Australian dollar and Euro. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates.
The fair values of relocation receivables and equity advances on homes approximate carrying values due to the short-term nature of these assets. We use a discounted cash flow model in determining the fair values of timeshare receivables and our retained interests in securitized assets. The primary assumptions used in determining fair value are prepayment speeds, estimated loss rates and discount rates.
We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio, certain other interest bearing liabilities and interest rate derivatives portfolios. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.
We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures at December 31, 2005, 2004 and 2003.
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
We used December 31, 2005, 2004 and 2003 market rates on outstanding financial instruments to perform the sensitivity analyses separately for each of our market risk exposures—interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.
We have determined that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. While these results may be used as benchmarks, they should not be viewed as forecasts.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2005, our internal control over financial reporting is effective. Our independent auditors have issued an attestation report on our management’s assessment of the Company’s internal control over financial reporting, which is included below.

(c)	Changes in Internal Control Over Financial Reporting. During the second quarter of 2005, we began implementing integration activities related to our acquisitions of ebookers plc and Gullivers Travel Associates, which were consummated on February 28, 2005 and April 1, 2005, respectively. Total revenues and total assets related to these two acquisitions were $303 million for the year ended December 31, 2005 and approximately $1.8 billion as of December 31, 2005, respectively. Each of these companies, headquartered outside of the United States, was accustomed to operating under less stringent financial reporting and operating control frameworks when, compared to Cendant’s existing frameworks

(including reporting deadlines, application of U.S. GAAP, general computer controls, extent of process documentation, etc.). As part of the process of integrating these companies into the Cendant process and system of internal controls, we identified areas where improvements in process, systems and documentation were necessary at these businesses. As of December 31, 2005, the majority of the improvements that were initiated to strengthen the control environments at these businesses had been completed.

Given the large number of businesses through which we operate and their wide variety of information systems and processes, we continue to modify our internal controls and procedures throughout the organization on a fairly continuous basis in order to improve our ability to run our businesses more effectively and/or efficiently. During the introduction and training phases related to these new systems and processes, there may be a temporary weakening in our system of internal controls. However, we do not believe that any such temporary weakening has had, or is likely to have, a material effect on the Company’s internal control over financial reporting.

Except as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cendant Corporation:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cendant Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flow for the year ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the change in presentation in 2005 of the Company’s consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing and financing activities of discontinued operations and the retroactive revision of the statements of cash flows for the years ended December 31, 2004 and 2003, for the change.
/s/ Deloitte & Touche LLP
New York, New York
February 28, 2006

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
The Board of Directors presently consists of sixteen members. Directors serve for a term of one year expiring at the annual meeting of stockholders to be held in the year following their election and until their successors are duly elected and qualified. The name and age of each Director and his or her position with us is set forth below.

Name	Age	Position

Henry R. Silverman	65	Chairman and Chief Executive Officer; Chairman of Executive Committee
Myra J. Biblowit	57	Director; Member of Compensation and Policy Committees
James E. Buckman	61	Vice Chairman and General Counsel; Director and Member of Executive Committee
Leonard S. Coleman	57	Presiding Director; Chairman of Policy Committee
Martin L. Edelman	64	Director; Member of Executive, Policy and Separation Committees
George Herrera	49	Director; Member of Policy Committee
Stephen P. Holmes	49	Vice Chairman; Chairman and Chief Executive Officer, Travel Content Division; and Director
Louise T. Blouin MacBain	47	Director
Cheryl D. Mills	41	Director; Member of Audit and Corporate Governance Committees
The Right Honourable Brian Mulroney	66	Director; Member of Corporate Governance Committee
Robert E. Nederlander	72	Director; Chairman of Corporate Governance Committee
Ronald L. Nelson	53	President and Chief Financial Officer; Chairman and Chief Executive Officer, Vehicle Rental; Interim Chief Executive Officer, Travel Distribution Division; Director and Member of Executive Committee
Robert W. Pittman	52	Director; Member of Separation Committee
Pauline D.E. Richards	57	Director; Chairman of Audit Committee
Sheli Z. Rosenberg	64	Director; Member of Audit, Compensation, Corporate Governance and Separation Committees
Robert F. Smith	73	Director; Chairman of Compensation Committee; Member of Audit Committee
Biographical Information for Directors
Information regarding each member of our Board of Directors is set forth below.
Mr. Silverman has been our Chief Executive Officer and a Director since December 1997, as well as Chairman of the Board of Directors and the Executive Committee since July 1998. Mr. Silverman was President of Cendant from December 1997 until October 2004. Mr. Silverman was Chairman of the Board, Chairman of the Executive Committee and Chief Executive Officer of HFS Incorporated (“HFS”) from May 1990 until December 1997.

Ms. Biblowit has been a Director since April 2000. Since April 2001, Ms. Biblowit has been President of The Breast Cancer Research Foundation. From July 1997 until March 2001, she served as Vice Dean for External Affairs for the New York University School of Medicine and Senior Vice President of the Mount Sinai-NYU Health System. From June 1991 to June 1997, Ms. Biblowit was Senior Vice President and Executive Director of the Capital Campaign for the American Museum of Natural History.
Mr. Buckman has been a Vice Chairman since November 1998 and General Counsel and a Director of Cendant since December 1997. Mr. Buckman was a Senior Executive Vice President of Cendant from December 1997 until November 1998. Mr. Buckman was Senior Executive Vice President, General Counsel and Assistant Secretary of HFS from May 1997 to December 1997, a Director of HFS from June 1994 to December 1997 and Executive Vice President, General Counsel and Assistant Secretary of HFS from February 1992 to May 1997.
Mr. Coleman has been a Director since December 1997 and Presiding Director at executive sessions of the Board since February 2003. Mr. Coleman was a Director of HFS from April 1997 until December 1997. From 1999 to December 2005, Mr. Coleman was a Senior Advisor to Major League Baseball. Mr. Coleman was President of The National League of Professional Baseball Clubs from 1994 to 1999, having previously served since 1992 as Executive Director, Market Development of Major League Baseball. Mr. Coleman is a Director of the following corporations which file reports pursuant to the Exchange Act: Omnicom Group Inc., H.J. Heinz Company, Aramark Corporation, Churchill Downs Inc. and Electronic Arts Inc.
Mr. Edelman has been a Director since December 1997 and was a Director of HFS from November 1993 until December 1997. Mr. Edelman has been Of Counsel to Paul, Hastings Janofsky & Walker, LLP, a New York City law firm, since June 2000. Mr. Edelman was a partner with Battle Fowler, which merged with Paul, Hastings, Janofsky & Walker, from 1972 through 1993 and was Of Counsel to Battle Fowler from 1994 until June 2000. Mr. Edelman also serves as a Director of the following corporations that file reports pursuant to the Exchange Act: Capital Trust and Ashford Hospitality Trust, Inc. See “Certain Relationships and Related Transactions” below.
Mr. Herrera has been a Director since January 2004. Since December 2003, Mr. Herrera has served as President and Chief Executive Officer of Herrera-Cristina Group, Ltd., a Hispanic-owned multidisciplinary management firm. From August 1998 to January 2004, Mr. Herrera served as President and Chief Executive Officer of the United States Hispanic Chamber of Commerce. Mr. Herrera served as President of David J. Burgos & Associates, Inc. from December 1979 until July 1998.
Mr. Holmes has been a Vice Chairman and Director of Cendant and Chairman and Chief Executive Officer of Cendant’s Travel Content Division since December 1997. Mr. Holmes was Vice Chairman of HFS from September 1996 until December 1997 and was a Director of HFS from June 1994 until December 1997. From July 1990 through September 1996, Mr. Holmes served as Executive Vice President, Treasurer and Chief Financial Officer of HFS.
Ms. MacBain has been a Director since July 2005. Ms. MacBain has been the Chairman of The LTB Group, which includes LTB Holding Ltd., an art magazine publisher and art information provider, since March 2003. From February 2002 to December 2002, Ms. MacBain was Chief Executive Officer of Phillips, de Pury & Luxembourg, an auction house. From October 2000 to February 2002, Ms. MacBain served as a supervisory board member to, and from October 1987 to October 2000, Ms. MacBain was Co-Founder and Chief Executive Officer of, Trader Classified Media, a Netherlands-based buyer and seller of classified ads. Ms. MacBain also holds a number of memberships in international business and art organizations.
Ms. Mills has been a Director since June 2000. Ms. Mills has been Senior Vice President and Counselor for Operations and Administration for New York University since May 2002. In February 2006, Ms. Mills also assumed the role of General Counsel for New York University. From October 1999 to November 2001, Ms. Mills was Senior Vice President for Corporate Policy and Public Programming of Oxygen Media, Inc. From 1997 to 1999, Ms. Mills was Deputy Counsel to the former President of the United States, William J. Clinton. From 1993 to 1996, Ms. Mills also served as Associate Counsel to the President.
Mr. Mulroney has been a Director since December 1997 and was a Director of HFS from April 1997 until December 1997. Mr. Mulroney was Prime Minister of Canada from 1984 to 1993 and is currently Senior

Partner in the Montreal-based law firm, Ogilvy Renault. Mr. Mulroney is a Director of the following corporations which file reports pursuant to the Exchange Act: Archer Daniels Midland Company Inc., Barrick Gold Corporation, Trizec Properties Inc. and Quebecor, Inc. (including its subsidiary, Quebecor World Inc.). See “Certain Relationships and Related Transactions” below.
Mr. Nederlander has been a Director since December 1997 and Chairman of the Corporate Governance Committee since October 2002. Mr. Nederlander was a Director of HFS from July 1995 until December 1997. Mr. Nederlander has been President and/or Director since November 1981 of the Nederlander Organization, Inc., owner and operator of legitimate theaters in the City of New York. Since December 1998, Mr. Nederlander has been a managing partner of the Nederlander Company, LLC, operator of legitimate theaters outside the City of New York. Mr. Nederlander was Chairman of the Board of Riddell Sports, Inc. (now known as Varsity Brands, Inc.) from April 1988 to September 2003. He has been a limited partner and a Director of the New York Yankees since 1973. Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc. since October 1985 and was Chairman of the Board and Chief Executive Officer of Mego Financial Corp. from January 1988 to January 2002. Mr. Nederlander is currently a Director of Allis-Chalmers Corp., which files reports pursuant to the Exchange Act.
Mr. Nelson has been a Director since April 2003, Chief Financial Officer since May 2003 and President since October 2004. Mr. Nelson has been Chairman and Chief Executive Officer of Cendant’s Vehicle Rental business since January 2006 and Interim Chief Executive Officer of Cendant’s Travel Distribution Division since December 2005. From April 2003 to May 2003, Mr. Nelson was Senior Executive Vice President, Finance. From November 1994 until March 2003, Mr. Nelson was Co-Chief Operating Officer of DreamWorks SKG. Prior thereto, he was Executive Vice President, Chief Financial Officer and a Director at Paramount Communications, Inc., formerly Gulf+Western Industries, Inc.
Mr. Pittman has been a Director since December 1997 and was a Director of HFS from July 1994 until December 1997. Mr. Pittman is a member of Pilot Group Manager LLC, the manager of Pilot Group LP, a private equity fund. From May 2002 to July 2002, Mr. Pittman served as Chief Operating Officer of AOL Time Warner, Inc. Mr. Pittman also served as Co-Chief Operating Officer of AOL Time Warner prior to assuming these responsibilities. From February 1998 until January 2001, Mr. Pittman was President and Chief Operating Officer of America Online, Inc., a provider of internet online services. Mr. Pittman also serves as a Director of Electronic Arts Inc., which files reports pursuant to the Exchange Act.
Ms. Richards has been a Director since March 2003 and Chairman of the Audit Committee since October 2004. Since November 2003, Ms. Richards has been Director of Development at the Saltus Grammar School, the largest private school in Bermuda. From January 2001 until March 2003, Ms. Richards served as Chief Financial Officer of Lombard Odier Darier Hentsch (Bermuda) Limited in Bermuda, a trust company business. From January 1999 until December 2000, she was Treasurer of Gulfstream Financial Limited, a stock brokerage company. From January 1999 to June 1999, Ms. Richards served as a consultant to Aon Group of Companies, Bermuda, an insurance brokerage company, after serving in different positions from 1988 through 1998. These positions included Controller, Senior Vice President and Group Financial Controller and Chief Financial Officer.
Ms. Rosenberg has been a Director since April 2000. From January 2000 to September 2003, Ms. Rosenberg served as Vice Chairwoman of Equity Group Investments, Inc., a privately held investment company. From October 1994 to December 1999, Ms. Rosenberg was President and Chief Executive Officer of Equity Group Investments, Inc. Ms. Rosenberg serves as a Director of the following companies which file reports pursuant to the Exchange Act: CVS Corporation, Equity Life Style Properties, Inc., Equity Residential Properties Trust, Equity Office Property Trust and Ventas, Inc.
Mr. Smith has been a Director since December 1997 and Chairman of the Compensation Committee since October 2004. Mr. Smith was a Director of HFS from February 1993 until December 1997. From March 2003 to April 2004, Mr. Smith served as the Chairman of the Board of American Remanufacturers Inc., a Chicago, Illinois automobile parts remanufacturer in which Mr. Smith had an equity interest. From February 1999 to March 2003, Mr. Smith served as Chief Executive Officer of Car Component Technologies, Inc., an automobile parts remanufacturer located in Bedford, New Hampshire. Mr. Smith is the retired Chairman and

Chief Executive Officer of American Express Bank, Ltd. (“AEBL”). Mr. Smith joined AEBL’s parent company, the American Express Company, in 1981 as Corporate Treasurer before moving to AEBL and serving as Vice Chairman and Co-Chief Operating Officer and then President prior to becoming Chief Executive Officer.
Director Independence
The Board has created a set of director independence criteria (“Director Independence Criteria”) for evaluating the independence of each of the Directors, which are more stringent than the New York Stock Exchange (“NYSE”) governance standards. In February 2006, the Board undertook its annual review of Director independence pursuant to NYSE Rule 303A.02(a) and our Director Independence Criteria. During this review, the Board reviewed whether any transactions or relationships exist currently or during the past three years existed between each Director and us and our subsidiaries, affiliates and equity investors or independent auditors. The Board also examined whether there were any transactions or relationships between each Director and members of our senior management or their affiliates. As a result of this review, the Board affirmatively determined that two-thirds of the Directors were independent under the standards set forth in our Director Independence Criteria and by the NYSE standards. Messrs. Silverman, Buckman, Holmes and Nelson, who are our employees, and Mr. Edelman, who is of counsel to a law firm that represents us and our subsidiaries from time to time, were not deemed independent. A copy of our Director Independence Criteria can be found in the “Investor Center—Corporate Governance” section of our web site at www.cendant.com. A copy may also be obtained upon request from our Corporate Secretary at 9 West 57th Street, New York, New York 10019.
Presiding Director
In February 2003, the Board of Directors created a new position of Presiding Director. The Presiding Director’s primary responsibilities include presiding over periodic executive sessions of the non-management members of the Board of Directors, advising the Chairman of the Board and Committee chairs with respect to meeting agenda and information needs, providing advice with respect to the selection of Committee chairs and performing other duties that the Board may from time to time delegate to assist it in the fulfillment of its responsibilities. The non-management members of the Board of Directors have designated Mr. Coleman to serve in this position until our 2006 annual meeting of stockholders.
Communicating with the Board of Directors
Stockholders may send communications to our Board of Directors by writing to the Board at Cendant Corporation, 9 West 57th Street, New York, New York 10019. In addition, stockholders interested in communicating directly with the Presiding Director or with any other non-management Director may do so by writing to Cendant Corporation at the same address, Attention: Presiding Director, c/o the Corporate Secretary or via e-mail at presidingdirector@cendant.com. The Presiding Director will review and distribute all stockholder communications received to the intended recipients and/or distribute to the full Board, as appropriate.
Audit Committee
The Audit Committee is comprised of Mses. Richards (Chairman), Mills and Rosenberg and Mr. Smith (the “Audit Committee”). The Audit Committee oversees our accounting and financial reporting processes, as well as the audits of our financial statements. The Board has determined that all members of the Audit Committee are independent Directors under the rules of the NYSE and our Director Independence Criteria and that each member of the Audit Committee has the ability to read and understand fundamental financial statements. The Board has determined that each of Ms. Richards and Mr. Smith qualify as an “Audit Committee financial expert” as defined by the rules of the SEC, and, in addition to being independent under our Director Independence Criteria and the rules of the NYSE, are independent within the meaning of applicable SEC rules. A copy of the Audit Committee charter can be found in the “Investor Center—Corporate Governance” section of our web site at www.cendant.com, or may be obtained by contacting our Corporate Secretary. The Audit Committee held eleven meetings in 2005.

Director Compensation
In 2003, the Corporate Governance Committee undertook a study of director compensation (the “Director Compensation Review”) and adopted the following guidelines for director compensation: (i) compensation should fairly pay Directors for the work and time commitment required in a company of our size and scope; (ii) compensation should align Director interests with the long-term interests of our stockholders; and (iii) the structure of compensation should be simple, transparent and easy for stockholders to understand. The Corporate Governance Committee retained an independent compensation consultant to assist the committee in formulating a new compensation structure to satisfy the new guidelines and to provide a written report verifying the reasonableness of such new compensation structure. As a result of such undertaking, the Corporate Governance Committee recommended, and the Board approved, a modified Non-Employee Director compensation program effective January 1, 2004.
The following sets forth the compensation payments made to Non-Employee Directors in 2005 (amounts shown in dollars):

2005 Compensation (1)(2)

Annual Retainer (3)	160,000
Annual Equity Incentive Grant	—(4)
Board Meeting Attendance Fees:
Board Meeting Fee (per meeting)	0
Committee Meeting Fee (Chair/Member)	0
Action By Unanimous Written Consent	0
Audit Committee Chair	30,000
Audit Committee Member	20,000
Compensation Committee Chair	25,000
Compensation Committee Member	10,000
Corporate Governance Committee Chair	15,000
Corporate Governance Committee Member	8,000
Policy Committee Chair	10,000
Policy Committee Member	5,000
Executive Committee Member	10,000
Separation Committee Member (per meeting)	2,000
Presiding Director Stipend	20,000
Other Benefits	Life Insurance (5)

(1)	Members of the Board of Directors who are also our or our subsidiaries’ officers or employees do not receive compensation for serving as a Director.
(2)	The Presiding Director Stipend and all committee membership stipends are paid 50% in cash and 50% in shares of Common Stock required to be deferred under the Deferral Plan (described below). Directors may elect to receive more than 50% of such stipends in shares of deferred Common Stock.
(3)	The Annual Retainer (the “Retainer”) is paid on a quarterly basis on or near the date of regularly scheduled quarterly Board meetings. For 2005, $80,000 of the Retainer was paid in the form of Common Stock required to be deferred under a deferred compensation plan we maintain for the benefit of Non-Employee Directors (the “Deferral Plan”). For 2005, a Non-Employee Director could elect to receive a portion or all of the balance of the Retainer in the form of shares of Common Stock. The number of shares of Common Stock received pursuant to the Common Stock portion of the Retainer or any other compensation paid in the form of Common Stock equaled the value of the compensation being paid in the form of Common Stock, divided by the fair market value of the Common Stock as of the date of grant. All amounts deferred into the Deferral Plan are deferred in the form of deferred stock units. Each deferred stock unit entitles the Non-Employee Director to receive one share of Common Stock immediately following such Director’s retirement or separation of service from the Board for any reason. The Non-Employee Directors may not sell or receive value from any deferred stock unit prior to such separation of service.
(4)	Notwithstanding the elimination of the annual equity incentive grant in 2004, new Non-Employee Directors receive a one-time grant of 5,000 shares of Common Stock, which are required to be deferred under the Deferral Plan.

(5)	We provide $100,000 of term life insurance coverage for each Non-Employee Director. In addition, we provide each Director with the ability to obtain life insurance in the amount of $1 million on his or her life. Certain, but not all, Directors participate in this program. Upon the death of such Director while still in office, we will donate an aggregate of $1 million to one or more charitable organizations that such Director served or supported.

Executive Officers
Our executive officers as of the date of this Annual Report on Form 10-K are set forth in the table below. All executive officers are appointed at the annual meeting or interim meetings of the Board of Directors. Each executive officer is appointed by the Board to hold office until his or her successor is duly appointed and qualified.

Name	Offices or Positions Held

Henry R. Silverman	Chairman of the Board and Chief Executive Officer
James E. Buckman	Vice Chairman and General Counsel
Stephen P. Holmes	Vice Chairman, Chairman and Chief Executive Officer, Travel Content Division
Ronald L. Nelson	President and Chief Financial Officer; Chairman and Chief Executive Officer, Vehicle Rental; and Interim Chief Executive Officer, Travel Distribution Division
Richard A. Smith	Chairman and Chief Executive Officer, Real Estate Services Division and Senior Executive Vice President
Linda C. Coughlin	Chief Administrative Officer
Virginia M. Wilson	Executive Vice President and Chief Accounting Officer
Biographical information concerning our Executive Officers who also serve as Directors is set forth above under “—Biographical Information for Directors.” Biographical information concerning all other Executive Officers is set forth below.

Name	Biographical Information

Richard A. Smith	Mr. Smith, age 52, has been Senior Executive Vice President since September 1998 and Chairman and Chief Executive Officer of the Real Estate Services Division since December 1997. Mr. Smith was President of the Real Estate Division of HFS from October 1996 to December 1997 and Executive Vice President of Operations for HFS from February 1992 to October 1996.
Linda C. Coughlin	Ms. Coughlin, age 54, has been Chief Administrative Officer since October 2004. From September 2002 to October 2004, Ms. Coughlin served as President of Linkage, Inc., a leadership and organization development firm. Ms. Coughlin also held senior positions at Zurich Scudder Investments, Inc., Scudder, Stevens & Clark, Citibank and American Express Company since 1976.
Virginia M. Wilson	Ms. Wilson, age 51, has been Executive Vice President and Chief Accounting Officer since September 2003. From October 1999 until August 2003, Ms. Wilson served as Senior Vice President and Controller for MetLife, Inc., a provider of insurance and other financial services. From 1996 until 1999, Ms. Wilson served as Senior Vice President and Controller for Transamerica Life Companies, an insurance and financial services company.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers and Directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. Officers, Directors and greater than ten percent beneficial owners are required to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received, we believe that all our officers, Directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2005.
Code of Ethics
The Board has adopted a code of conduct that applies to all officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Board also has adopted a code of business conduct and ethics for Directors. Both codes of conduct are available in the “Investor Center—Corporate Governance” section of our website at www.cendant.com, or by writing us at Cendant Corporation, 9 West 57th Street, New York, New York 10019, Attention: Investor Relations. The purpose of these codes of conduct is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports we are required to file; and to promote compliance with all applicable rules and regulations that apply to us and our officers and Directors.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the 2003, 2004 and 2005 cash and non-cash compensation awarded to or earned by each person who served as our Chief Executive Officer during 2005 and our four other most highly compensated executive officers (the “Named Executive Officers”):

					Long Term
					Compensation

		Annual Compensation				Securities
					Restricted	Options
				Other Annual	Stock	Common	All Other
Name and		Salary	Bonus	Compensation	Awards	Stock	Compensation
Principal Position	Year	($) (1)	($) (2)	($) (3)	($) (4)	(#) (5)	($) (6)

Henry R. Silverman	2005	3,300,000	12,316,600	100,374	0	0	6,600,496
Chairman of the	2004	3,300,000	15,281,508	325,843	0	0	5,089,340
Board and Chief	2003	3,300,000	13,787,520	121,001	0	0	5,604,524
Executive Officer
James E. Buckman	2005	762,500	1,470,328	—	3,000,000	0	222,928
Vice Chairman and	2004	762,500	1,969,703	—	3,000,000	0	142,828
General Counsel	2003	762,500	1,372,500	—	1,046,475	0	132,900

Ronald L. Nelson (7)	2005	762,500	1,331,233	761,842	8,000,002	0	223,583
President and Chief	2004	762,500	2,296,233	278,611	4,000,000	0	285,088
Financial Officer;	2003	488,461	976,923	163,002	0	1,042,490	110,794
Chairman and CEO, Vehicle Rental; Interim CEO, Travel Distribution Division
Stephen P. Holmes	2005	762,500	1,465,128	—	5,000,009	0	216,478
Chairman and CEO,	2004	762,500	2,105,128	87,185	4,000,000	0	136,983
Travel Content	2003	762,500	1,437,400	—	1,453,442	0	136,794
Division
Richard A. Smith	2005	762,500	1,481,582	73,863	5,000,009	0	211,902
Chairman and CEO,	2004	762,500	2,171,582	—	4,000,000	0	254,182
Real Estate	2003	762,500	1,565,794	—	1,685,997	0	51,366
Services Division

(1)	Mr. Silverman’s base salary was increased to $3.3 million in July 2002 and has not increased thereafter. Each other Named Executive Officer has been subject to a base salary freeze since 2003.

(2)	For 2005, bonus amounts include fiscal year 2005 profit-sharing bonuses approved by the Compensation Committee and paid in the first quarter of 2006. For each Named Executive Officer (other than Mr. Silverman), 2005 bonus amounts include regular annual bonuses providing an opportunity to receive a payment targeted at 200% of base salary (175% for Mr. Buckman), but subject to our attainment of performance goals (and, as applicable, the performance of the Named Executive Officer’s division) and the personal performance of the Named Executive Officer. See “—Employment Contracts and Termination, Severance and Change of Control Arrangements” below. Mr. Silverman’s 2005 profit-sharing bonus was calculated pursuant to his employment agreement, which was amended in 2004 pursuant to the settlement of a stockholder derivative action. Amounts also include special bonuses paid to Named Executive Officers (other than Mr. Silverman) during the first quarter of 2006 under the Executive Officer Supplemental Life Insurance Program. The following amounts were paid to the Named Executive Officers under this program: Mr. Buckman—$135,328; Mr. Nelson—$96,233; Mr. Holmes—$80,128; and Mr. Smith—$96,582. See footnote (6) below.

(3)	Except where indicated, perquisites and personal benefits are less than the lesser of $50,000 or 10% of the salary and bonus for each Named Executive Officer in each year. In 2005, Mr. Silverman’s perquisites and personal benefits included $49,388 for personal use of corporate aircraft and $49,986 for provision of corporate automobiles and drivers; Mr. Nelson’s perquisites and personal benefits included $667,662 for payment or reimbursement of residential relocation expenses (including tax assistance); and Mr. Smith’s perquisites and personal benefits included $26,925 for personal use of corporate aircraft and $27,065 for provision of corporate automobiles (including tax assistance). In 2004, Mr. Silverman’s perquisites and personal benefits included $102,697 for personal use of corporate aircraft and $165,013 for the reimbursement of legal fees (including tax assistance) incurred in connection with the negotiation of his employment agreement; Mr. Nelson’s perquisites and personal benefits included $221,914 for payment or reimbursement of residential relocation expenses (including tax assistance); and Mr. Holmes’ perquisites and personal benefits included $42,537 for personal use of corporate aircraft. In 2003, Mr. Silverman’s perquisites and personal benefits included $59,825 for personal use of corporate aircraft and Mr. Nelson’s perquisites and personal benefits included $141,747 for payment or reimbursement of residential relocation expenses (including tax assistance).

(4)	On April 26, 2005, each Named Executive Officer (other than Mr. Silverman) was granted performance-vesting restricted stock units relating to shares of our common stock, par value $0.01 per share (“Common Stock”). Upon the vesting of a unit, the Named Executive Officer becomes entitled to receive a share of Common Stock. Up to one-eighth of the units may vest on April 27 in each of 2006, 2007, 2008 and 2009 based upon the extent to which we attain pre-established performance goals for fiscal year 2005 through the end of the most recently completed fiscal year prior to such business day (i.e., 25% of the units scheduled to vest each year will vest if performance reaches “threshold” levels, and 100% of such units will vest if performance reaches “target” levels). The performance goals relating to these units are based upon the “total unit growth” of the Common Stock in relation to the average historic “total stockholder return” of the S&P 500 (“total unit growth” is comprised of earnings before interest, taxes, depreciation and amortization, plus increases in free cash flow generation). Units which fail to vest in 2006, 2007 and 2008 may become vested in later year(s) subject to our attainment of cumulative multi-year performance goals. In addition, up to one-half of the units may vest on April 27, 2009 based upon the extent to which we attain cumulative four-year pre-established performance goals. The performance goals relating to these units are based upon the “total unit growth” of the Common Stock in relation to the top-quartile average historic “total stockholder return” of the S&P 500. In all cases, intermediate levels of vesting will occur for interim levels of performance. Vesting is also subject to the Named Executive Officer remaining continuously employed with us through the applicable vesting date. Each Named Executive Officer received the following number of performance-vesting restricted stock units (numbers reflect equitable adjustments made in connection with our spin-off of PHH Corporation): Mr. Silverman, 0; Mr. Buckman, 149,775; Mr. Nelson, 399,401; Mr. Holmes, 249,626; and Mr. Smith, 249,626. The number of units granted to each Named Executive Officer was approved by the Compensation Committee. All units are eligible to receive cash dividend equivalents, which remain restricted and subject to forfeiture until the unit for which it was paid becomes vested. The value of the shares of Common Stock underlying the units as of the date of grant are shown in the table above and reflect a per unit value of $20.03, based upon the closing price of the Common Stock on April 26, 2005. The value of the shares underlying all units held by each Named Executive Officer as of December 30, 2005 (including outstanding units granted in 2005 and prior years) reflect a per unit value of the Common Stock of $17.25 equaled: Mr. Silverman, $0; Mr. Buckman $5,231,822; Mr. Nelson, $9,625,586; Mr. Holmes, $7,870,123; and Mr. Smith, $8,002,586.

(5)	Reflects an equitable adjustment made in connection with our spin-off of PHH Corporation.

(6)	Payments included in these amounts for fiscal year 2005 consist of (i) company matching contributions to a non-qualified deferred compensation plan that we maintain (“Defined Contribution Match”), (ii) benefits relating to supplemental life insurance and (iii) executive medical benefits. Defined Contribution Match includes matching contributions relating to deferred bonuses in respect of fiscal year 2005 and paid in the first quarter of 2006. The foregoing amounts were as follows:

			Life Insurance
		Defined	Premium/Life	Executive
		Contribution	Insurance Bonus	Medical
	Year	Match ($)	($) (*)	Benefits ($)	Totals ($)

Mr. Silverman	2005	936,996	5,656,000	7,500	6,600,496
Mr. Buckman	2005	80,100	135,328	7,500	222,928
Mr. Nelson	2005	119,850	96,233	7,500	223,583
Mr. Holmes	2005	128,850	80,128	7,500	216,478
Mr. Smith	2005	105,975	96,582	9,345	211,902

(*)	Amounts reflect benefits relating to supplemental life insurance. For Mr. Silverman, the amount represents premiums paid by us under Mr. Silverman’s insurance arrangement. For each other Named Executive Officer, amounts represent bonuses under the Executive Officer Supplemental Life Insurance Program (such bonus amounts are also reflected in the Summary Compensation Table above under the “Bonus” column). In connection with our Compensation Committee’s decision to terminate this life insurance program, we eliminated the requirement that such bonus amounts be applied to life insurance.

(7)	Mr. Nelson commenced employment with us on April 14, 2003.
Option/ SAR Grants in Last Fiscal Year
None of our Named Executive Officers received a stock option grant during 2005.
Aggregated Option Exercises in 2005 and Year-End Option Values
The following table summarizes the exercise of Common Stock options by the Named Executive Officers during the last fiscal year and the value of unexercised options held by such officers as of the end of such fiscal year:

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
	Shares		Options/SARS	Options/SARS at
	Acquired on	Value	at FY-End (#) (1)	FY-End ($) (2)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Mr. Silverman	9,607,677	117,644,547	25,439,589/0	82,779,980/0
Mr. Buckman	698,397	9,372,944	3,499,277/0	11,996,721/0
Mr. Nelson	0	0	521,245/521,245	2,451,473/2,451,473
Mr. Holmes	293,821	4,662,648	3,623,054/0	14,090,247/0
Mr. Smith	5,323	76,581	3,484,579/0	17,563,686/0

(1)	Reflects an equitable adjustment made in connection with our spin-off of PHH Corporation.

(2)	Amounts are based upon a December 30, 2005 closing price per share of Common Stock on the NYSE of $17.25.
Employment Contracts and Termination, Severance and Change of Control Arrangements
Each Named Executive Officer is employed by us pursuant to a written agreement of employment. Each such employment agreement contains covenants precluding the Named Executive Officer from competing, directly or indirectly, against us and/or the business unit or units for which such officer performs services during a period of time set forth in each respective employment agreement, including post-employment periods. The Compensation Committee has considered the advisability of using employment agreements and determined that under certain circumstances it is in our and our stockholders’ best interests insofar as, among other reasons, it allows us to achieve our desired goals of retaining the best possible executive talent and obtaining post-employment non-competition covenants from executive officers.

Mr. Silverman. Mr. Silverman was employed by us pursuant to an employment agreement originally entered into as of September 30, 1991 between Mr. Silverman and HFS Incorporated and amended and restated from time to time (the “Prior Silverman Agreement”). Effective July 1, 2002, we and Mr. Silverman entered into an Amended and Extended Employment Agreement (the “Amended Silverman Agreement”). Effective July 28, 2003, the Amended Silverman Agreement was amended as described below (the “First Amendment”). Effective August 20, 2004, the Amended Silverman Agreement was amended as described below (the “Second Amendment”) in order to, among other things, reduce Mr. Silverman’s potential post-employment compensation and condition his annual bonus on our attainment of financial performance goals relating to Cendant. The Second Amendment substantially reduced Mr. Silverman’s potential severance and post-employment benefits and compensation opportunities and altered his annual bonus program to condition a substantial portion of potential bonus payments on performance goals. Effective January 21, 2005, the Amended Silverman Agreement was amended as described below (the “Third Amendment”) to clarify a provision relating to the Second Amendment.
Pursuant to the Amended Silverman Agreement, Mr. Silverman serves as our President, Chief Executive Officer, Chairman of the Board and Chairman of the Executive Committee of the Board; however, during 2004, Mr. Nelson assumed the position of President. The term of employment under the Amended Silverman Agreement expires on December 31, 2007, subject to earlier termination upon certain events.
The Amended Silverman Agreement provides Mr. Silverman with a base salary of $3,300,000. Mr. Silverman has not received a salary increase since July 2002.
Pursuant to the Amended Silverman Agreement, prior to the Second Amendment, Mr. Silverman’s bonus was 0.60% of our pre-tax income as defined in the Amended Silverman Agreement, with a limit on the bonus amount equal to $100,000 per each cent of our earnings per share as defined in the Amended Silverman Agreement (“Target Bonus”). For 2004 and later years, in connection with the Second Amendment, the Target Bonus continues to apply, except that the value payable in respect of the Target Bonus is comprised of two components: (i) the Target Bonus, subject to a limit of 150% of Mr. Silverman’s base salary (the “Capped Bonus”) plus (ii) the remainder of the value that would have otherwise been payable in respect of the Target Bonus (the “Performance Based Bonus”), but which is now subject to our attainment of performance goals relating to our Average Growth in Adjusted Diluted Earnings Per Share (“AGEPS”) as defined in the Second Amendment. The Performance Based Bonus will not be paid if AGEPS is less than 8% and will be paid at 100% if AGEPS equals 13% or greater. Interim levels of payment will be made for interim levels of AGEPS performance. To the extent the Performance Based Bonus is paid at less than 100% in 2004, 2005 and 2006, such amounts not earned will be carried over into future fiscal years and may be subsequently earned by Mr. Silverman if in any such future year we attain an annualized rate of AGEPS of 13% or greater over any multi-year period. For 2005, the Capped Bonus will equal $4,950,000 and the Performance Based Bonus will equal $7,366,600.
The Amended Silverman Agreement provides Mr. Silverman with specified benefits and perquisites no less favorable than those provided to our other senior officers and no less favorable than those provided to chief executive officers of comparable public companies, including priority business use of corporate aircraft, personal use of corporate aircraft subject to availability and access to car service. The Amended Silverman Agreement also provides Mr. Silverman with standard corporate indemnification rights.
Prior to the First Amendment, we were required to provide Mr. Silverman with term life insurance with a face amount of $100 million for the remainder of his life, subject to earlier termination upon certain events. During 2003, pursuant to the First Amendment, the Amended Silverman Agreement was amended in order to implement a replacement life insurance program, which meets both the requirements of the Amended Silverman Agreement and certain provisions of the Sarbanes-Oxley Act of 2002.
The Amended Silverman Agreement eliminated our requirement to provide Mr. Silverman with annual option grants covering two million shares of Common Stock. Accordingly, Mr. Silverman has not received any option or other equity awards during 2002, 2003, 2004 and 2005.

The Amended Silverman Agreement, prior to the Second Amendment, provided that if Mr. Silverman resigns his employment for Good Reason (as defined in the Amended Silverman Agreement) or if we terminate him without Cause (as defined in the Amended Silverman Agreement), he will be entitled to receive a lump sum cash payment equal to (i) the sum of his then current base salary plus bonus earned in the year prior to termination, multiplied by (ii) the greater of the number of years and partial years remaining in the term of employment under the Amended Silverman Agreement and 2.99. Pursuant to the Second Amendment, such potential severance payment is reduced to (i) the sum of his current base plus bonus earned in the year prior to termination, multiplied by (ii) the number of years and partial years remaining in the term of employment, but in no event greater than 2.99. Further, such amount will be reduced by a present value factor of 5% to reflect the time value of money in receiving base salary and bonus amounts in a lump sum at an earlier date. Mr. Silverman also will receive a pro rata portion of his annual bonus in respect of the fiscal year in which such termination occurs. In addition, Mr. Silverman (and his eligible dependents) will be entitled to continued health and welfare benefits during the remaining term of employment (or a 3-year period, if longer) and the vesting of any options and restricted stock. However, we may remove Mr. Silverman from his position of Chief Executive Officer (but not Chairman of the Board) without triggering such termination provisions.
The Amended Silverman Agreement, prior to the Second Amendment, provided that if Mr. Silverman’s employment with us is terminated other than due to death or for Cause (but including a resignation for Good Reason), we would (i) provide him certain benefits for life, including medical and welfare benefits, office and clerical support, access to corporate aircraft on terms applicable to our senior executives, access to a car and driver, appropriate security when traveling on business on our behalf, and reimbursement of any properly documented business expenses (the “Post Term Benefits”); and (ii) maintain Mr. Silverman as an employee to provide such services as requested by any successor chief executive officer and keep himself reasonably available to us to render advice or provide services for the rest of his life, for no more than 90 days per year, in return for which he would be paid $83,000 per month (the “Post Term Consulting Services”). In connection with the Second Amendment, the term of the Post Term Consulting Services was reduced to a period of five years. Our obligation to provide Mr. Silverman with compensation and benefits pursuant to the Post Term Consulting Services will terminate in the event Mr. Silverman becomes unable or is unwilling to provide consulting services, or in the event Mr. Silverman is convicted of a felony or violates any restrictive covenants set forth in the Amended Silverman Agreement. In addition, we maintain the right to terminate the Post Term Consulting Services and the compensation and benefits payable thereunder by providing Mr. Silverman a lump sum cash payment equal to the net present value of such compensation and benefits. Further, in the event of an actual or potential change of control of our company, Mr. Silverman may elect to terminate the Post Term Consulting Services and receive such lump sum cash payment.
The Amended Silverman Agreement further provides that Mr. Silverman will be made whole on an after-tax basis with respect to certain excise taxes in connection with a change of control of our company which may, in certain cases, be imposed upon payments thereunder and under other compensation and benefit arrangements.
The Amended Silverman Agreement provides that Mr. Silverman will be restricted from engaging in certain competitive activities against us. Such non-competition covenants will remain in effect in no event for less than two years following his termination of employment for Cause or his resignation, and, in connection with the Third Amendment, will remain in effect for so long as Mr. Silverman is receiving the Post Term Benefits (i.e., Mr. Silverman may not compete against us, for the rest of his life as long as he is receiving the Post Term Benefits).
Mr. Buckman. We entered into an employment agreement with Mr. Buckman dated as of September 12, 1997 (the “Buckman Employment Agreement”). The Buckman Employment Agreement originally provided for a period of employment through December 17, 2002 with automatic one-year extensions on an annual basis. The Buckman Agreement is subject to earlier termination upon certain events.
The Buckman Employment Agreement specifies the compensation and benefits provided to Mr. Buckman during the period of employment. Effective for 2002, the Compensation Committee approved a base salary for Mr. Buckman equal to $762,500. This level of base salary has not increased. Mr. Buckman is eligible to participate in all of our other compensation and employee benefit plans or programs and to receive officer perquisites.
The Buckman Employment Agreements provides for certain payments in the event of termination of Mr. Buckman’s employment under various circumstances. The Buckman Employment Agreement provides that if Mr. Buckman’s employment is terminated by us other than for Cause (as defined in the Buckman Employment Agreement), or by Mr. Buckman for Constructive Discharge (as defined in the Buckman Employment Agreement), we will pay Mr. Buckman a lump sum cash payment equal to 500% of the sum of (i) his annual base salary and (ii) the highest annual bonus he has received for any of the three preceding years (or $500,000, if higher); provided that pursuant to a further agreement (see “Other Agreements” below), the amount of bonus to be used in determining the severance payment may not exceed 100% of his base salary. In such event, Mr. Buckman would also receive any earned but unpaid base salary and incentive compensation, his benefits and perquisites would continue for 36 months and any unvested stock options (excluding the option granted in January 2001 in the case of a resignation) and restricted stock would vest (and such unvested options would remain outstanding for the remainder of their terms without regard to such termination).
The Buckman Employment Agreement provides that Mr. Buckman will be made whole on an after-tax basis with respect to certain excise taxes in connection with a change of control of our company which may, in certain cases, be imposed upon payments thereunder and under other compensation and benefit arrangements.
Mr. Nelson. We entered into an employment agreement with Mr. Nelson as of April 14, 2003 (the “Nelson Employment Agreement”). The Nelson Employment Agreement has a three-year term with automatic one-year extensions on each anniversary of the effective date. Such extensions occur unless either party provides written notice to the other party at least thirty days prior to any such anniversary. The Nelson Employment Agreement is subject to earlier termination upon certain events.
The Nelson Employment Agreement provides that during his term of employment, Mr. Nelson will be paid an annual base salary equal to $762,500 and will be eligible for annual bonuses based on a target of 200% of annual base salary. Mr. Nelson is eligible to participate in all of our other compensation and employee benefit plans or programs and to receive officer perquisites. The Nelson Employment Agreement provided Mr. Nelson with an initial award of one million options with an exercise price equal to the fair market value of our Common Stock as of the date of grant and further provides for annual awards, subject to the approval of the Compensation Committee, which are no less favorable than awards provided to other direct reports of the Chief Executive Officer and with targeted value equal to $1.5 million. The Nelson Employment Agreement also provided Mr. Nelson with relocation benefits covering all of his incurred costs with respect to the relocation of his primary residence, including for taxes relating to relocation expense reimbursements.
The Nelson Employment Agreement provides that if Mr. Nelson’s employment is terminated by us other than for Cause (as defined in the Nelson Employment Agreement) or by Mr. Nelson for Constructive Discharge (as defined in the Nelson Employment Agreement), we will pay Mr. Nelson a lump sum cash payment equal to 299% of his base salary plus target incentive bonus. In addition, each of Mr. Nelson’s outstanding options (and any other outstanding equity awards) will become fully vested and such options will remain exercisable until the first to occur of the third anniversary of the date of such termination and the original expiration date of such options. In addition, Mr. Nelson will receive health benefits for a period of three years at the employee rate. If such termination occurs either within the first three years of his employment, or within one year of a Change-of-Control Transaction (as defined in the Nelson Employment Agreement), we will reimburse Mr. Nelson for all relocation expenses incurred should he relocate his primary residence back to the West Coast.
Mr. Holmes. We entered into an employment agreement with Mr. Holmes dated as of September 12, 1997 (the “Holmes Employment Agreement”). The Holmes Employment Agreement originally provided for a period of employment through December 17, 2002 with automatic one-year extensions on an annual basis. The Holmes Agreement is subject to earlier termination upon certain events.

The Holmes Employment Agreement specifies the compensation and benefits provided to Mr. Holmes during the period of employment. Effective for 2002, the Compensation Committee approved a base salary for Mr. Holmes equal to $762,500. This level of base salary has not increased. Mr. Holmes is eligible to participate in all of our other compensation and employee benefit plans or programs and to receive officer perquisites.
The Holmes Employment Agreements provides for certain payments in the event of termination of Mr. Holmes’ employment under various circumstances. The Holmes Employment Agreement provides that if Mr. Holmes’ employment is terminated by us other than for Cause (as defined in the Holmes Employment Agreement), or by Mr. Holmes for Constructive Discharge (as defined in the Holmes Employment Agreement) or by resignation, we will pay Mr. Holmes a lump sum cash payment equal to 500% of the sum of (i) his annual base salary and (ii) the highest annual bonus he has received for any of the three preceding years (or $520,000, if higher); provided that pursuant to a further agreement (see “—Other Agreements” below), the amount of bonus to be used in determining the severance payment may not exceed 100% of his base salary. In such event, Mr. Holmes would also receive any earned but unpaid base salary and incentive compensation, his benefits and perquisites would continue for 36 months and any unvested stock options (excluding the option granted in January 2001 in the case of a resignation) and restricted stock would vest (and such unvested options would remain outstanding for the remainder of their terms without regard to such termination).
The Holmes Employment Agreement provides that Mr. Holmes will be made whole on an after-tax basis with respect to certain excise taxes in connection with a change of control of our company which may, in certain cases, be imposed upon payments thereunder and under other compensation and benefit arrangements.
Mr. Smith. We entered into an amended and restated employment agreement with Mr. Smith as of June 2, 2001, which was further amended and restated as of June 30, 2004 (the “Smith Employment Agreement”). The Smith Employment Agreement has a two-year term with automatic one-year extensions on each anniversary of the effective date. Such extensions occur unless either party provides written notice to the other party at least thirty days prior to any such anniversary. The Smith Employment Agreement is subject to earlier termination upon certain events.
The Smith Employment Agreement provides that during his term of employment, Mr. Smith will be paid an annual base salary equal to $762,500 and will be eligible for annual bonuses based on a target of 200% of annual base salary. This level of base salary was not increased during 2003, 2004 or 2005. Mr. Smith is eligible to participate in all of our other compensation and employee benefit plans or programs and to receive officer perquisites. Mr. Smith is entitled to continued medical, dental and life insurance benefits following his termination of employment through the year he attains age 62.
The Smith Employment Agreement provides that if Mr. Smith’s employment is terminated by us other than for Cause (as defined in the Smith Employment Agreement) or by Mr. Smith for Constructive Discharge (as defined in the Smith Employment Agreement), we will pay Mr. Smith a lump sum cash payment equal to 300% of his base salary plus target incentive bonus (for purposes of such severance formula, target bonus will not exceed 100% of base salary). In addition, each of Mr. Smith’s outstanding options granted after June 1, 2001 will become fully vested and remain exercisable until the first to occur of the fifth anniversary of the date of such termination and the original expiration date of such option. In addition, Mr. Smith and his eligible dependents will remain covered under certain welfare benefit plans sponsored by us until Mr. Smith reaches age 75 (such benefit plan eligibility will cease if Mr. Smith accepts employment with a competitor of our Real Estate Services Division). Further, upon any such termination of employment or upon Mr. Smith’s resignation, each of his options granted on or after September 1, 1998 and prior to December 31, 2000 will remain outstanding until the first to occur of the fifth anniversary of the date of such termination and the original expiration date of such option.
Other Agreements. During 2003, each Named Executive Officer (other than Mr. Silverman) executed a letter agreement amending and clarifying certain terms of their employment with us and amending their respective employment agreements. Each letter agreement provided us with the officer’s consent to terminate the officer’s existing split dollar life insurance arrangement and provided us the right to recoup the policy value, capped the amount of annual bonus that would be considered in calculating an officer’s contractual severance pay (100% of earned base salary), and limited and clarified the types of benefits that would be provided pursuant to a contractual severance event. We determined that these amendments were necessary and appropriate and, in connection with the officers’ agreement with these changes, we amended our annual bonus program for the Named Executive Officers (other than Mr. Silverman) to increase the bonus target to 200% of earned base salary (175% for Mr. Buckman). The changes to the annual bonus program included a shift to clear, performance-based criteria relating to the officer’s business units, our company as a whole, capital expenditure efficiency and personal performance measures.
Officer Stock Ownership Guidelines. During 2003, the Corporate Governance Committee recommended, and the Board of Directors approved, stock ownership guidelines requiring our senior officers to acquire designated levels of Common Stock over a four year period and hold such Common Stock during all periods thereafter. The value of the Common Stock required to be held relates to a factor of the designated officer’s base salary and position. Effective October 15, 2007 (or, for officers hired subsequent to such date, effective on the fourth anniversary of their hire date), the Chief Executive Officer will be required to hold Common Stock equal to 600% of his or her then current annual rate of base salary; each designated officer reporting to the Chief Executive Officer will be required to hold Common Stock equal to 300% of his or her then current annual rate of base salary; and each designated Corporate Executive Vice President and each Business Unit Chief Executive Officer will be required to hold Common Stock equal to 200% of his or her then current annual rate of base salary.
Other Change of Control and Termination Provisions. We adopted a tax gross up program for a limited number of executive officers, including each Named Executive Officer, which provides for reimbursement of golden parachute excise taxes under Section 4999 of the Internal Revenue Code in the event a future corporate event causes an excise tax liability. Certain Named Executive Officers also have similar protections under their employment agreements.
Stock Options and Restricted Stock Units. Generally, all stock options granted to each of the Named Executive Officers under any of our applicable stock plans will become fully and immediately vested and exercisable, and all restricted stock units will vest, upon the occurrence of a change of control transaction of our company.
Code Section 409A. The federal tax laws recently were amended to impose additional limitations on certain types of deferred compensation. In the event that any payment under the programs and policies discussed above would result in an imposition of tax under the tax provisions, we intend to act to modify any such payments to avoid imposition of such tax to the extent permissible under applicable law.
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee is comprised of Mr. Smith (Chairman) and Mses. Biblowit and Rosenberg, none of whom were our or our subsidiaries’ officers or employees or had any relationship requiring disclosure by us under Item 404 of the SEC’s Regulation S-K during 2005 or before.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
The information set forth on the following table is furnished as of February 15, 2006 as to those shares of our Common Stock beneficially owned by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and each of our executive officers named in the Summary Compensation Table above and (iii) all directors and executive officers as a group.

			Of the Total
			Number of Shares
			Beneficially
	Total Amount		Owned, Shares
	of Shares	Percent of	Which may be
	Beneficially	Common Stock	Acquired Within
Name	Owned (1)	Owned (2)	60 Days (3)

Principal Stockholder:
Barclays Global Investors, N.A. (4)	88,938,800	8.83%	88,938,800
Directors and Executive Officers (5):
Henry R. Silverman	34,677,415	3.44%	25,439,589
Myra J. Biblowit (6)	142,331	*	142,331
James E. Buckman (7)	3,604,625	*	3,499,277
Leonard S. Coleman (8)	405,930	*	405,930
Martin L. Edelman (9)	334,341	*	331,341
George Herrera (10)	14,477	*	14,477
Stephen P. Holmes (11)	3,961,551	*	3,623,054
Louise T. Blouin MacBain (12)	1,571,923	*	1,571,923
Cheryl D. Mills (13)	141,662	*	134,948
The Right Honourable Brian Mulroney (14)	464,145	*	455,361
Robert E. Nederlander (15)	331,569	*	331,569
Ronald L. Nelson (16)	969,566	*	781,867
Robert W. Pittman (17)	902,771	*	839,943
Pauline D. E. Richards (18)	18,099	*	18,099
Sheli Z. Rosenberg (19)	154,473	*	123,291
Robert F. Smith (20)	290,783	*	280,783
Richard A. Smith (21)	3,604,052	*	3,484,579
Executive Officers and Directors as a Group (19 persons)	51,627,066	5.13%	41,502,882

*	Amount represents less than 1% of the outstanding Common Stock.
(1)	Shares beneficially owned include direct and indirect ownership of shares, stock options and restricted stock units that are currently vested or will become vested within 60 days of February 15, 2006 (“Vested Awards”) and shares of Common Stock, the receipt of which has been deferred until retirement from the Board of Directors (“Deferred Shares”).

(2)	Based on 1,007,093,202 shares of Common Stock outstanding on February 15, 2006.

(3)	Includes Vested Awards and Deferred Shares.

(4)	Reflects beneficial ownership of 88,938,800 shares of Common Stock by Barclays Global Investors, N.A. and its affiliated entities (“Barclays”), as derived solely from information reported in a Schedule 13G under the Exchange Act filed by Barclays with the SEC on January 26, 2006. Such Schedule 13G indicates that Barclays has sole voting power over 78,108,267 of the shares and no voting power over 10,830,533 of the shares. The principal business address for Barclays Global Investors, N.A. is 45 Fremont Street, San Francisco, CA 94015. Information is based upon the assumption that Barclays holds 88,938,800 shares of Common Stock as of February 15, 2006.

(5)	Such Director’s and/or Executive Officer’s Vested Awards are deemed outstanding for purposes of computing the percentages of the class for such Director and/or Executive Officer.

(6)	Includes 27,658 Deferred Shares.

(7)	Includes 16,100 shares held in Mr. Buckman’s IRA account and 51,051 shares held in a non-qualified deferred compensation plan.

(8)	Includes 30,475 Deferred Shares.

(9)	Includes 29,022 Deferred Shares.

(10)	Includes 14,477 Deferred Shares.

(11)	Includes 16,971 shares held by Mr. Holmes’ children, 110,000 shares held in trust and 66,973 shares held in a non-qualified deferred compensation plan.

(12)	Includes 8,188 Deferred Shares.

(13)	Includes 20,275 Deferred Shares.

(14)	Includes 27,782 Deferred Shares.

(15)	Includes 29,250 Deferred Shares

(16)	Includes 90,374 shares held in a non-qualified deferred compensation plan and 22,325 shares held in a second non-qualified deferred compensation plan.

(17)	Includes 36,583 Deferred Shares.

(18)	Includes 18,099 Deferred Shares.

(19)	Includes 20,780 Deferred Shares.

(20)	Includes 30,588 Deferred Shares.

(21)	Includes 77,600 shares held in a non-qualified deferred compensation plan and 517 shares held in a second non-qualified deferred compensation plan.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about shares of Common Stock that may be issued upon the exercise of options and restricted stock units under all of our existing equity compensation plans as of December 31, 2005. The table excludes 8.5 million shares of Common Stock approved by stockholders issued or available for issuance pursuant to the 1998 Employee Stock Purchase Plan.

			Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under
	be Issued Upon Exercise	Outstanding Options,	Equity Compensation
	of Outstanding Options,	Warrants and Rights	Plans (Excluding
	Warrants, Rights and	(Excludes Restricted	Securities Reflected in
Plan Category	Restricted Stock Units (d)	Stock Units) ($) (e)	First Column)

Equity compensation plans approved by Company stockholders (a)	73,268,375	$19.62	48,247,471
Equity compensation plans not approved by Company stockholders (b)(e)	58,370,029	$16.84	62,618,647
Equity compensation plans assumed in mergers, acquisitions and corporate transactions (c)	3,289,791	$14.67	14,946,453
Total	134,928,195	$18.30	125,812,571

(a)	Includes options and other awards granted under the following plans: 1997 Stock Incentive Plan; 1997 Stock Option Plan; and 1987 Stock Option Plan. Each plan was approved by stockholders with respect to an initial allocation of shares. Subsequent to such approvals, our Board of Directors approved the allocation of additional treasury shares for issuance under the plans (which are included in the table) without further stockholder approval as follows: 1997 Stock

Incentive Plan (20,000,000); 1997 Stock Option Plan (69,970,794); 1987 Stock Option Plan (10,000,000). No additional awards will be made under the 1987 Stock Option Plan.

(b)	Includes options and other awards granted under the following plans: 1999 Broad-Based Employee Stock Option Plan; 1997 Employee Stock Plan; 1992 Employee Stock Option Plan; 1992 Bonus and Salary Replacement Stock Option Plan; and stand-alone option grants to former officers. Substantially all options remaining available for future grants are under the 1999 Broad-Based Employee Stock Option Plan. The material terms of these plans are set forth under footnote (e) below. Notwithstanding the terms of these plans to the contrary, no option granted under any of these plans provides for a term in excess of 10 years or an exercise price below fair market value as of the date of grant (other than options assumed or replaced in connection with acquisitions). All options granted under these plans have been approved by the Board of Directors or the Compensation Committee of the Board of Directors.

(c)	Includes options granted under the following plans: Galileo International, Inc. 1999 Equity and Performance Incentive Plan; Trendwest Resorts, Inc. 1997 Employee Stock Option Plan; and Orbitz, Inc. 2002 Stock Plan. We have assumed additional option plans in connection with mergers, acquisitions and corporate transactions pursuant to which no shares remain available for future grants. There were 16,955,984 outstanding options under such plans as of December 31, 2005. The weighted-average exercise price for these options is $19.94.

(d)	Reflects an equitable adjustment of stock options and restricted stock units in connection with the spin-off of PHH Corporation to our stockholders during 2005. The equitable adjustment included an increase in the number of shares, and a decrease in the exercise price, of all then outstanding options and an increase in the number of restricted stock units.

(e)	Following are the material terms of plans not submitted for stockholder approval:
1999 Broad-Based Employee Stock Option Plan. This plan provides for the grant of stock options, shares of Common Stock and other awards valued by reference to Common Stock to our employees who are not executive officers. Shares issued pursuant to the exercise of options granted under this plan may be authorized and unissued shares or treasury shares. In the event of any change in corporate capitalization, any reorganization of our company or a similar event, shares subject to outstanding options, the exercise price of outstanding options and the number and type of shares remaining to be made subject to options under this plan may be adjusted or substituted for, as the Compensation Committee or Board may determine. The terms and conditions of options granted under this plan are to be determined by the Compensation Committee, provided, that the exercise price of an option may not be less than the fair market value of the shares covered thereby on the date of grant. Each option granted under this plan will become immediately exercisable upon a “change-of-control transaction” (as defined in the plan). Unless otherwise determined by the Compensation Committee, following termination of employment, options granted under this plan generally will remain exercisable, to the extent exercisable at the time of termination, for one year (two years, in the case of retirement, death or disability).
1997 Employee Stock Plan. This plan provides for the grant of awards of stock options, stock appreciation rights (payable in cash or shares or a combination thereof) and restricted stock to our employees and affiliates. Shares issued pursuant to awards granted under this plan may be authorized and unissued shares or treasury shares. In the event of any change in corporate capitalization, any reorganization of our company or a similar event, shares subject to outstanding awards, the exercise price of outstanding options and the number and type of shares remaining to be made subject to awards under this plan may be adjusted or substituted for, as the Compensation Committee or Board may determine. The terms and conditions of awards granted under this plan are to be determined by the Compensation Committee, provided, that the exercise price of an option may not be less than the fair market value of the shares covered thereby on the date of grant. Under this plan, stock appreciation rights may be granted only in tandem with an option, and will be cancelled to the extent the related option is exercised or cancelled. The vesting of restricted stock awards granted under this plan may be subject to the attainment of predetermined performance goals. Unless otherwise determined by the Compensation Committee, following termination of employment, options and stock appreciation rights granted under this plan generally will remain exercisable, to the extent exercisable at the time of termination, for one year (two years, in the case of retirement, death or disability). Unless otherwise determined by the Compensation Committee, following termination of employment for any reason, shares that are subject to restrictions under a restricted stock award will be immediately forfeited.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Mr. Edelman is Of Counsel to Paul, Hastings, Janofsky & Walker, LLP, a New York City law firm (successor to Battle Fowler). Paul, Hastings represented Cendant in certain matters in 2005. It is expected that Paul,

Hastings will continue to represent Cendant in connection with certain matters from time to time in the future.
Mr. Edelman is also a partner in Chartwell Hotels Associates (“Chartwell Hotels”). Chartwell Hotels owned an interest in 4 hotel properties franchised by our wholly owned subsidiaries. During 2005, such hotel properties generated aggregate royalties of approximately $30,000 for us. In addition, Chartwell Hotels contributed marketing fund revenues of approximately $63,000 to us, which we are required to spend for marketing and reservation activities. Three of the hotel properties were sold to another investor and one property was transferred out of our lodging system, both in March of 2005.
Mr. Mulroney is a Senior Partner of Ogilvy Renault, a Montreal-based law firm. Ogilvy Renault represented us in certain matters in 2005. It is expected that Ogilvy Renault will continue to represent us in connection with certain matters from time to time in the future. Mr. Mulroney does not receive compensation for the services provided by Ogilvy Renault to us, and amounts we paid to Ogilvy Renault in 2005 constituted less than 1% of Ogilvy Renault’s gross revenues for such year.
In connection with the residential relocation of our Chief Administrative Officer, Linda C. Coughlin, our relocation services subsidiary, Cendant Mobility, purchased her home in May 2005 for $1.75 million pursuant to the standard home-sale assistance terms utilized by our Cendant Mobility subsidiary in the ordinary course of business with third party customers of our relocation business.
Certain affiliates of Barclays Global Investors, N.A. (collectively, “Barclays”), an 8.83% stockholder, have performed, and may in the future perform, various commercial banking, investment banking and other financial advisory services for us and our subsidiaries for which they have received, and will receive, customary fees and expenses. Fees we and our subsidiaries paid to Barclays in 2005 were approximately $5 million.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Deloitte & Touche LLP has been appointed by the Board of Directors as the auditors for our financial statements for 2006.
Principal Accounting Firm Fees. Fees billed to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2005 and 2004 were as follows:
Audit Fees. The aggregate fees billed for the audit of our annual financial statements for the fiscal years ended December 31, 2005 and 2004 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to SEC and other registration statements, regulatory and statutory audits and agreed-upon procedures were $20.3 million and $19.9 million, respectively.
Audit-Related Fees. The aggregate fees billed for audit-related services for the fiscal years ended December 31, 2005 and 2004 were $11.2 million and $9.9 million, respectively. These fees relate primarily to due diligence pertaining to acquisitions, audits for dispositions of subsidiaries and related registration statements, audits of employee benefit plans and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2005 and December 31, 2004.
Tax Fees. The aggregate fees billed for tax services for the fiscal years ended December 31, 2005 and 2004 were $10.6 million and $10.4 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and December 31, 2004.
All Other Fees. There were no other fees for fiscal years ended December 31, 2005 and 2004.
The Audit Committee considered the non-audit services provided by the Deloitte Entities and determined that the provision of such services was compatible with maintaining the Deloitte Entities’ independence. The Audit Committee also adopted a policy prohibiting us from hiring the Deloitte Entities’ personnel at the manager or partner level who have been directly involved in performing auditing procedures or providing accounting advice to us.

Our Audit Committee is responsible for appointing our independent auditor and approving the terms of the independent auditor’s services. The Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below.
All services performed by the independent auditor in 2005 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its April 22, 2005 meeting. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committee for approval.
Except as discussed below, any requests for audit, audit-related, tax and other services not contemplated by the Service List must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman will update the full Audit Committee at the next regularly scheduled meeting for any interim approvals granted.
On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date as compared to the original Service List and the forecast of remaining services and fees for the fiscal year.
The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by the Deloitte Entities during 2005 and 2004 under such provision.
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
Date: March 1, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY R. SILVERMAN (Henry R. Silverman)	Chairman of the Board, Chief Executive Officer and Director	March 1, 2006

/s/ JAMES E. BUCKMAN (James E. Buckman)	Vice Chairman, General Counsel and Director	March 1, 2006

/s/ STEPHEN P. HOLMES (Stephen P. Holmes)	Vice Chairman and Director	March 1, 2006

/s/ RONALD L. NELSON (Ronald L. Nelson)	President, Chief Financial Officer and Director	March 1, 2006

/s/ VIRGINIA M. WILSON (Virginia M. Wilson)	Executive Vice President and Chief Accounting Officer	March 1, 2006

/s/ MYRA J. BIBLOWIT (Myra J. Biblowit)	Director	March 1, 2006

/s/ LEONARD S. COLEMAN, JR. (Leonard S. Coleman)	Director	March 1, 2006

/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	March 1, 2006

/s/ GEORGE HERRERA (George Herrera)	Director	March 1, 2006

Signature	Title	Date

/s/ LOUISE T. BLOUIN MACBAIN (Louise T. Blouin MacBain)	Director	March 1, 2006

/s/ CHERYL D. MILLS (Cheryl D. Mills)	Director	March 1, 2006

/s/ BRIAN MULRONEY (The Right Honourable Brian Mulroney)	Director	March 1, 2006

/s/ ROBERT E. NEDERLANDER (Robert E. Nederlander)	Director	March 1, 2006

/s/ ROBERT W. PITTMAN (Robert W. Pittman)	Director	March 1, 2006

/s/ PAULINE D. E. RICHARDS (Pauline D. E. Richards)	Director	March 1, 2006

/s/ SHELI Z. ROSENBERG (Sheli Z. Rosenberg)	Director	March 1, 2006

/s/ ROBERT F. SMITH (Robert F. Smith)	Director	March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cendant Corporation:
We have audited the accompanying consolidated balance sheets of Cendant Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, during 2003, the Company adopted the consolidation provisions for variable interest entities.
As discussed in Note 1 to the consolidated financial statements, in 2005, the Company changed the presentation of its consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing and financing activities of discontinued operations and retroactively revised the statements of cash flows for the years ended December 31, 2004 and 2003, for the change.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
February 28, 2006

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended December 31,

	2005	2004	2003

Revenues
Service fees and membership, net	$12,865	$11,907	$10,774
Vehicle-related	5,316	4,708	4,598
Other	55	74	46

Net revenues	18,236	16,689	15,418

Expenses
Operating	10,684	9,888	8,989
Vehicle depreciation, lease charges and interest, net	1,547	1,232	1,311
Marketing and reservation	1,712	1,477	1,356
General and administrative	1,485	1,279	1,165
Non-program related depreciation and amortization	547	483	439
Non-program related interest, net:
Interest expense (net of interest income of $37, $45 and $18)	189	245	298
Early extinguishment of debt	-	18	58
Acquisition and integration related costs:
Amortization of pendings and listings	23	16	20
Other	32	4	34
Restructuring and transaction-related charges	50	-	-
Separation costs	16	-	-
Impairment of intangible assets	425	-	-
Valuation charge associated with PHH spin-off	180	-	-

Total expenses	16,890	14,642	13,670

Income before income taxes and minority interest	1,346	2,047	1,748
Provision for income taxes	474	674	563
Minority interest, net of tax	3	8	21

Income from continuing operations	869	1,365	1,164
Income from discontinued operations, net of tax	27	519	301
Gain (loss) on disposals of discontinued operations, net of tax:
PHH valuation and transaction-related charges	(312)	-	-
Gain on disposals	765	198	-

Income before cumulative effect of accounting changes	1,349	2,082	1,465
Cumulative effect of accounting changes, net of tax	(8)	-	(293)

Net income	$1,341	$2,082	$1,172

Earnings per share:
Basic
Income from continuing operations	$0.84	$1.32	$1.14
Net income	1.29	2.02	1.15
Diluted
Income from continuing operations	$0.82	$1.28	$1.10
Net income	1.26	1.96	1.11
See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$835	$467
Restricted cash	71	370
Receivables (net of allowance for doubtful accounts of $146 and $150)	1,271	1,237
Deferred income taxes	604	385
Other current assets	645	611
Assets of discontinued operations	-	6,639

Total current assets	3,426	9,709
Property and equipment, net	1,791	1,685
Deferred income taxes	649	2,192
Goodwill	12,026	11,087
Other intangibles, net	3,241	2,608
Other non-current assets	560	591

Total assets exclusive of assets under programs	21,693	27,872

Assets under management programs:
Program cash	126	530
Relocation-related, net	855	720
Vehicle-related, net	8,485	7,072
Timeshare-related, net	2,723	2,385
Vacation rental	216	254
Mortgage loans held for sale	-	1,981
Mortgage servicing rights, net	-	1,608
Other	6	148

	12,411	14,698

Total assets	$34,104	$42,570

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$4,314	$3,851
Current portion of long-term debt	1,021	739
Deferred income	382	335
Liabilities of discontinued operations	-	5,274

Total current liabilities	5,717	10,199
Long-term debt	2,915	3,591
Deferred income	279	285
Other non-current liabilities	1,292	1,261

Total liabilities exclusive of liabilities under programs	10,203	15,336

Liabilities under management programs:
Debt	3,716	6,219
Debt due to Cendant Rental Car Funding (AESOP) LLC—related party	6,957	5,935
Deferred income taxes	1,723	2,200
Other	214	185

	12,610	14,539

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	-	-
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,350,852,215 and 1,333,462,545 shares	14	13
Additional paid-in capital	12,449	12,091
Deferred compensation	(440)	(301)
Retained earnings	5,946	6,179
Accumulated other comprehensive income	40	274
CD treasury stock, at cost—339,246,211 and 282,135,978 shares	(6,718)	(5,561)

Total stockholders’ equity	11,291	12,695

Total liabilities and stockholders’ equity	$34,104	$42,570

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2005	2004	2003

Operating Activities
Net income	$1,341	$2,082	$1,172
Adjustments to arrive at income from continuing operations	(472)	(717)	(8)

Income from continuing operations	869	1,365	1,164
Adjustments to reconcile income from continuing operations to net cash provided by operating activities exclusive of management programs:
Impairment of intangible assets	425	-	-
Valuation charge associated with PHH spin-off	180	-	-
Non-program related depreciation and amortization	547	483	439
Amortization of pendings and listings	23	16	20
Deferred income taxes	227	535	299
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(66)	12	2
Income taxes	(3)	(26)	272
Accounts payable and other current liabilities	194	(143)	(167)
Deferred income	(10)	18	7
Proceeds from (payments for) termination of fair value hedges	-	(9)	200
Other, net	59	(17)	307

Net cash provided by operating activities exclusive of management programs	2,445	2,234	2,543

Management programs:
Vehicle depreciation	1,191	941	942
Amortization and impairment of mortgage servicing rights	101	527	893
Net gain on mortgage servicing rights and related derivatives	(83)	(117)	(163)
Origination of timeshare-related assets	(1,087)	(1,097)	(1,015)
Principal collection of investment in timeshare-related assets	651	610	799
Origination of mortgage loans	(2,062)	(36,518)	(62,880)
Proceeds on sale of and payments from mortgage loans held for sale	2,150	37,045	64,371
Other	8	(12)	37

	869	1,379	2,984

Net cash provided by operating activities	3,314	3,613	5,527

Investing activities
Property and equipment additions	(540)	(428)	(419)
Net assets acquired (net of cash acquired of $252, $216 and $99) and acquisition-related payments	(2,094)	(1,710)	(322)
Proceeds received on asset sales	54	36	133
Proceeds from sales of available-for-sale securities	23	62	1
Proceeds from dispositions of businesses, net of transaction-related payments	2,636	832	-
Other, net	48	149	(17)

Net cash provided by (used in) investing activities exclusive of management programs	127	(1,059)	(624)

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,

	2005	2004	2003

Management programs:
Increase in program cash	(72)	(254)	(102)
Investment in vehicles	(11,265)	(10,373)	(9,584)
Payments received on investment in vehicles	8,869	8,882	8,818
Equity advances on homes under management	(5,072)	(4,718)	(5,699)
Repayment on advances on homes under management	4,930	4,702	5,635
Additions to mortgage servicing rights	(23)	(498)	(1,008)
Proceeds from sales of mortgage servicing rights	-	-	10
Cash received on derivatives related to mortgage servicing rights, net	44	142	295
Other, net	(21)	49	20

	(2,610)	(2,068)	(1,615)

Net cash used in investing activities	(2,483)	(3,127)	(2,239)

Financing activities
Proceeds from borrowings	471	51	2,588
Principal payments on borrowings	(231)	(2,146)	(3,469)
Net short-term borrowing (repayments) under revolving credit agreement	(639)	650	-
Issuances of common stock	289	1,430	446
Repurchases of common stock	(1,349)	(1,323)	(1,090)
Payment of dividends	(423)	(333)	-
Cash reduction due to spin-off of PHH	(259)	-	-
Other, net	9	(29)	(79)

Net cash used in financing activities exclusive of management programs	(2,132)	(1,700)	(1,604)

Management programs:
Proceeds from borrowings	13,013	12,506	23,826
Principal payments on borrowings	(11,302)	(12,127)	(24,620)
Net change in short-term borrowings	51	44	(702)
Other, net	(23)	(20)	(26)

	1,739	403	(1,522)

Net cash used in financing activities	(393)	(1,297)	(3,126)

Effect of changes in exchange rates on cash and cash equivalents	(51)	13	(3)

Cash provided by (used in) discontinued operations (Revised—See Note 1)
Operating activities	199	1,778	1,599
Investing activities	(236)	(1,382)	(1,085)
Financing activities	18	118	(9)
Effect of exchange rate changes	-	5	(3)

	(19)	519	502

Net increase (decrease) in cash and cash equivalents	368	(279)	661
Cash and cash equivalents, beginning of period	467	746	85

Cash and cash equivalents, end of period	$835	$467	$746

Supplemental Disclosure of Cash Flow Information
Interest payments	$743	$851	$719
Income tax payments, net	$250	$164	$(21)
See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2003	1,239	$12	$10,090	$-	$3,258	$(14)	(207)	$(4,031)	$9,315
Comprehensive income:
Net income	-	-	-	-	1,172	-	-	-
Currency translation adjustment	-	-	-	-	-	143	-	-
Unrealized gains on cash flow hedges, net of tax of $27	-	-	-	-	-	38	-	-
Unrealized gains on available-for-sale, securities, net of tax of $25	-	-	-	-	-	45	-	-
Reclassification for realized holding gains on available-for-sale securities, net of tax of $(1)	-	-	-	-	-	(3)	-	-
Total comprehensive income									1,395
Issuance of CD common stock	-	-	(4)	-	-	-	1	21	17
Net activity related to restricted stock units	-	-	88	(73)	-	-	-	-	15
Exercise of stock options	21	-	75	-	-	-	19	359	434
Tax benefit from exercise of stock options	-	-	106	-	-	-	-	-	106
Repurchases of CD common stock	-	-	-	-	-	-	(65)	(1,090)	(1,090)
Other	-	1	2	-	-	-	-	(9)	(6)

Balance at December 31, 2003	1,260	$13	$10,357	$(73)	$4,430	$209	(252)	$(4,750)	$10,186
Comprehensive income:
Net income	-	-	-	-	2,082	-	-	-
Currency translation adjustment		-	-	-	-	84	-	-
Unrealized gains on cash flow hedges, net of tax of $16	-	-	-	-	-	31	-	-
Reclassification for gains on cash flow hedges, net of tax of $(4)	-	-	-	-	-	(8)	-	-
Unrealized losses on available-for-sale, securities, net of tax of ($2)	-	-	-	-	-	(3)	-	-
Reclassification for realized holding gains on available-for-sale securities, net of tax of $(18)	-	-	-	-	-	(27)	-	-
Minimum pension liability adjustment, net of tax of ($6)	-	-	-	-	-	(12)	-	-
Total comprehensive income									2,147
Conversion of zero coupon senior convertible contingent notes	22	-	430	-	-	-	-	-	430
Settlement of forward purchase contracts—Upper DEC securities	38	-	863	-	-	-	-	-	863
Net activity related to restricted stock units	-	-	243	(228)	-	-	2	29	44
Exercise of stock options	13	-	71	-	-	-	25	482	553
Tax benefit from exercise of stock options	-	-	116	-	-	-	-	-	116
Repurchases of CD common stock	-	-	-	-	-	-	(58)	(1,323)	(1,323)
Payment of dividends	-	-	-	-	(333)	-	-	-	(333)
Other	-	-	11	-	-	-	1	1	12

Balance at December 31, 2004	1,333	$13	$12,091	$(301)	$6,179	$274	(282)	$(5,561)	$12,695

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2005	1,333	$13	$12,091	$(301)	$6,179	$274	(282)	$(5,561)	$12,695
Comprehensive income:
Net income	-	-	-	-	1,341	-	-	-
Currency translation adjustment, net of tax of $(20)	-	-	-	-	-	(219)	-	-
Unrealized gains on cash flow hedges, net of tax of $26	-	-	-	-	-	39	-	-
Reclassification for gains on cash flow hedges, net of tax of $(8)	-	-	-	-	-	(11)	-	-
Unrealized loss on available-for-sale securities, net of tax of $1	-	-	-	-	-	(2)	-	-
Reclassification for realized holding gains on available-for-sale securities, net of tax of $(10)	-	-	-	-	-	(13)	-	-
Minimum pension liability adjustment, net of tax of $(12)	-	-	-	-	-	(17)	-	-
Total comprehensive income									1,118
Net activity related to restricted stock units	-	-	153	(139)	-	-	3	63	77
Exercise of stock options	17	-	135	-	-	-	8	133	268
Tax benefit from exercise of stock options	-	-	79	-	-	-	-	-	79
Repurchases of CD common stock	-	-	-	-	-	-	(68)	(1,349)	(1,349)
Payment of dividends	-	-	-	-	(423)	-	-	-	(423)
Dividend of PHH Corporation	-	-	-	-	(1,639)	(11)	-	-	(1,650)
Adjustment to offset PHH valuation charge included in net income	-	-	-	-	488	-	-	-	488
Other	1	1	(9)	-	-	-	-	(4)	(12)

Balance at December 31, 2005	1,351	$14	$12,449	$(440)	$5,946	$40	(339)	$(6,718)	$11,291

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	Basis of Presentation

Cendant Corporation is a global provider of real estate and travel services. The accompanying Consolidated Financial Statements include the accounts and transactions of Cendant Corporation and its subsidiaries (“Cendant”), as well as entities in which Cendant directly or indirectly has a controlling financial interest (collectively, the “Company”). For more detailed information regarding the Company’s consolidation policy, refer to Note 2—Summary of Significant Accounting Policies.

The Company operates in the following business segments:

●	Real Estate Services—franchises the real estate brokerage businesses of four residential and one commercial brands, provides real estate brokerage services, facilitates employee relocations and provides home buyers with title and closing services.

●	Hospitality Services—franchises nine lodging brands, facilitates the exchange of vacation ownership intervals and markets vacation rental properties.

●	Timeshare Resorts—markets and sells vacation ownership interests, provides property management services to property owners’ associations, provides consumer financing to individuals purchasing vacation ownership interests and develops resort properties.

●	Vehicle Rental—operates and franchises the Company’s car and truck rental brands.

●	Travel Distribution Services—provides global distribution services for the travel industry, corporate and consumer online travel services and travel agency services.

●	Mortgage Services—provided home buyers with mortgage lending services through January 31, 2005 (see Note 24— Spin-off of PHH Corporation).

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Additionally, in 2005, the Company has separately disclosed the operating, investing and financing portions of cash flows attributable to its discontinued operations (as described in more detail below), which in prior periods were reported on a combined basis as a single amount.

Discontinued Operations. In June 2004, the Company completed an initial public offering of Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”), an operator and franchisor of tax preparation systems and services. In January 2005, the Company completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of the common stock of PHH Corporation (“PHH”) to the Company’s stockholders. In February 2005, the Company completed an initial public offering of Wright Express Corporation, its former fuel card subsidiary, and in October 2005, the Company sold its former Marketing Services division, which was comprised of its individual membership and loyalty/insurance marketing businesses. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the account balances and activities of Wright Express, the former fleet leasing and appraisal businesses, Jackson Hewitt and the former Marketing Services division have been segregated and reported as discontinued operations for all periods presented. The Company’s former mortgage business cannot be classified as a discontinued operation due to the Company’s participation in a mortgage origination venture that was established with PHH in connection with the spin-off (see Note 24— Spin-off of PHH Corporation for more information on the venture). Summarized financial data for the aforementioned disposed businesses are provided in Note 3— Discontinued Operations.

Management Programs. The Company presents separately the financial data of its management programs. These programs are distinct from the Company’s other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in the Company’s vehicle rental, relocation, and vacation ownership and rental businesses, assets under management programs are funded through borrowings under asset-backed funding or other similar arrangements. Additionally, during 2004, in the Company’s former mortgage services business, assets under management programs were funded through borrowings under asset-backed funding arrangements or unsecured borrowings at its former PHH subsidiary. Such borrowings are classified as debt under management programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company’s management programs. The Company believes it is appropriate to segregate the financial data of its management programs because, ultimately, the source of repayment of such debt is the realization of such assets.
       Separation Plan

In October 2005, the Company’s Board of Directors approved a plan to separate Cendant into four independent, publicly traded companies:

●	Real Estate Services—will encompass the Company’s current Real Estate Services segment.

●	Hospitality Services—will encompass the Company’s current Hospitality Services and Timeshare Resorts segments.

●	Travel Distribution—will encompass the Company’s current Travel Distribution Services segment.

●	Vehicle Rental—will encompass the Company’s current Vehicle Rental Services segment.

The separation is expected to be effected through three spin-offs and is expected to be tax-free for Cendant and its shareholders. The Company expects to incur material costs in connection with executing this plan (during 2005, these costs amounted to $16 million). There can be no assurances that the plan of separation will be completed.

2.	Summary of Significant Accounting Policies
        CONSOLIDATION POLICY

The Company adopted Financial Accounting Standards Board (“FASB”) FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46”), in its entirety as of December 31, 2003.

In connection with the implementation of FIN 46, the Company consolidated Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) effective July 1, 2003 through the application of the prospective transition method. Additionally, the Company deconsolidated Cendant Rental Car Funding (AESOP) LLC (“Cendant Rental Car Funding”) in connection with its adoption of FIN 46 on December 31, 2003. The consolidation of Bishop’s Gate did not result in the recognition of a cumulative effect of accounting change, nor did the deconsolidation of Cendant Rental Car Funding. See Note 15—Debt Under Management Programs and Borrowing Arrangements for more complete information regarding Bishop’s Gate and Cendant Rental Car Funding.

Additionally, the Company consolidated TRL Group, Inc. (“TRL Group”) (formerly known as Trilegiant Corporation) effective July 1, 2003 through the application of the prospective transition method. The consolidation of TRL Group resulted in a non-cash charge of $293 million (both before and after tax) recorded on July 1, 2003 to reflect the cumulative effect of the accounting change. This non-cash charge represented the negative equity of TRL Group and is comprised of assets and liabilities of $205 million and $498 million, respectively. Since TRL Group was a component of the Company’s individual membership business, the results of operations of TRL Group from July 1, 2003 and forward are reflected within discontinued operations. See Note 26—TRL Group, Inc. for more information regarding TRL Group.

New Policy. In connection with FIN 46, when evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of FIN 46 and if it is deemed to be a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, the Company will consolidate an entity not deemed either a VIE or qualifying special purpose entity (“QSPE”) upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Previous Policy. Prior to the adoption of FIN 46, the Company did not consolidate SPE and SPE-type entities unless the Company retained both control of the assets transferred and the risks and rewards of those assets. Additionally, non-SPE-type entities were only consolidated if the Company’s ownership exceeded fifty percent of the outstanding voting shares of an entity and/or if the Company had the ability to control the financial or operating policies of an entity through its voting rights, board representation or other similar rights.

        REVENUE RECOGNITION
       Real Estate Services

Real Estate Franchise. The Company franchises its real estate brokerage franchise systems to the owners of independent real estate brokerage businesses. The Company provides operational and administrative services to franchisees, which are designed to increase franchisee revenue and profitability. Such services include advertising and promotions, training and volume purchasing discounts. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage of the franchisee’s commissions and/or gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the home sale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are paid by new franchisees, are generally non-refundable and are recognized by the Company as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). The Company also earns marketing fees from its franchisees and utilizes such fees to fund advertising campaigns on behalf of its franchisees. In arrangements under which the Company does not serve as an agent in coordinating advertising campaigns, marketing revenues are accrued as the revenue is earned, which occurs as related marketing expenses are incurred. The Company does not recognize revenues or expenses in connection with marketing fees it collects under arrangements in which it functions as an agent on behalf of its franchisees.

Real Estate Brokerage. As an owner-operator of real estate brokerages, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue on a gross basis upon the closing of a real estate transaction (i.e., purchase or sale of a home). The commissions the Company pays to real estate agents, which approximated $3.8 billion, $3.5 billion and $2.9 billion during 2005, 2004 and 2003, respectively, are recognized concurrently with associated revenues and recorded as a component of the operating expenses line item on the Consolidated Statements of Income.

Relocation Services. The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the corporate client), expense processing, arranging household goods moving services, home-finding and other related services. The Company earns revenues from fees charged to clients for the performance and/or facilitation of these services and recognizes such revenue on a net basis as services are provided, except for instances in which the Company assumes the risk of loss on the sale of a transferring employee’s home. In such cases, revenues are recorded on a gross basis as earned with associated costs recorded within operating expenses. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is borne by the client; however, as discussed above, in certain instances the Company will assume the risk of loss. When the risk of loss is assumed, the Company records the value of the home on its Consolidated Balance Sheets within the relocation-related assets, net line item. The difference between the actual purchase price and proceeds received on the sale of the home are recorded within the operating expenses line item on the Company’s Consolidated Statements of Income. The aggregate selling prices of such homes was $694 million, $651 million and $553 million for 2005, 2004 and 2003, respectively.

Additionally, the Company earns interest income on the funds it advances to the transferring employee, which is recorded as earned until the point of repayment by the client. The Company also earns revenue from real estate brokers and other third-party service providers. The Company recognizes such fees from real estate brokers at the time its obligations are complete. For services where the Company pays a third-party provider on behalf of its clients, the Company generally earns a referral fee or commission, which is recognized at the time of completion of services.

Title and Settlement Services. The Company provides title and closing services, which include title search procedures for title insurance policies, home sale escrow and other closing services. Title revenues, which are recorded net of fees paid to third party insurance underwriters and title and closing service fees, are recorded at the time a home sale transaction or refinancing closes.
       Hospitality Services

Lodging Franchise. The Company enters into agreements to franchise its nine lodging franchise systems to independent hotel owners. These agreements typically have an initial term of fifteen or twenty years (depending on brand, generally twenty years for new construction and fifteen years for conversions) with provisions permitting franchisees to terminate after five, ten, or fifteen years under certain circumstances. Lodging revenue, recorded as a component of service fees and membership, net on the Consolidated Statements of Income, principally consists of royalty fees, as well as marketing and reservation fees, which are typically based on a percentage of gross room revenues of each franchisee. Royalty fees are accrued as the underlying franchisee revenues are earned from the franchisees. An estimate of uncollectible royalty fees is charged to bad debt expense and included in operating expenses in the accompanying Consolidated Statements of Income. Lodging revenue also includes initial franchise fees, which are recognized as revenue when all material services or conditions relating to the revenue have been substantially performed (generally when a franchised unit opens for business).

The Company provides operational and administrative services to franchisees, which include access to international reservation systems, national advertising and promotional campaigns, co-marketing programs, referrals, training and volume purchasing discounts. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues are expensed as incurred. In accordance with the Company’s franchise agreements, the Company includes an allocation of certain overhead costs required to carry out marketing and reservation activities within marketing and reservation expenses. The Company records marketing and reservation revenues and expenses on a gross basis.

The Company also provides property management services for selected hotels under long-term contracts. Management fees are comprised of a base fee, which is generally a percentage of hotel revenue, and an incentive fee, which is generally based on the hotel’s profitability. Management fee revenue is recognized when earned in accordance with the terms of the contract and is recorded as a component of service fees and membership, net on the Consolidated Statements of Income.

Vacation Exchange. As a provider of vacation exchange services, the Company enters into affiliation agreements with resort property owners/developers to allow owners of vacation ownership interests to trade their interests with other subscribers. Vacation exchange revenue principally consists of exchange fees and subscription revenue. Exchange fees are recognized as revenue when the exchange request has been confirmed to the subscribing members. Subscription revenue represents the fees from subscribing members. The Company records subscription revenue as deferred income on its Consolidated Balance Sheets and recognizes it on a straight-line basis over the subscription period during which delivery of publications and other services are provided to the subscribing members. Marketing and advertising costs are generally expensed as incurred; commissions paid on subscriptions are deferred and amortized over the life of the subscription.

Vacation Rental. The Company earns commissions from the rental of holiday accommodations to consumers on behalf of third party property owners. Commission revenue is generally recognized in the period that the rental reservation is made, net of expected cancellations. The Company also earns rental fees in connection with properties it owns or leases under capital leases. Rental revenue is recognized when the customers’ stay occurs.
       Timeshare Resorts

The Company sells and markets vacation ownership interests (“VOIs”) and provides consumer financing to individuals purchasing VOIs. VOIs sold by the Company consist of either undivided fee simple interests or point-based vacation credits. The Company recognizes sales of VOIs on a full accrual basis for fully constructed inventory after a binding sales contract has been executed, a 10% minimum down payment has been received, the statutory rescission period has expired and receivables are deemed collectible. During periods of construction, subsequent to the preliminary construction phase and upon assurance that the property will not revert to a rental property, the Company recognizes revenues using the percentage-of-completion method of accounting. For percentage-of-completion accounting, the preliminary stage is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory and certain sales and marketing costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses and deposits forfeited are charged and credited, respectively, to operating expense in the current period on the Consolidated Statements of Income.

The Company offers consumer financing as an option to customers purchasing VOIs. Generally, the financing terms are for seven to ten years. An estimate of uncollectible amounts is recorded based on factors including economic conditions, defaults, past due aging and historical write-offs of contract receivables. The balance of the allowance for uncollectible accounts was $137 million and $119 million at December 31, 2005 and 2004, respectively. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement.
       Vehicle Rental

The Company operates and franchises the Avis and Budget rental systems, providing vehicle rentals to business and leisure travelers. Revenue from vehicle rentals is recognized over the period the vehicle is rented. Franchise revenue principally consists of royalties received from the

Company’s franchisees in conjunction with vehicle rental transactions. Royalties are accrued as the underlying franchisee revenue is earned (generally over the rental period of a vehicle). Revenue from the sale of gasoline is recognized over the period the vehicle is rented and is based on the volume of gasoline consumed during the rental period or a contracted fee paid by the customer at the time the vehicle rental agreement is executed. The Company is reimbursed by its customers for certain operating expenses it incurs, including gasoline and vehicle licensing fees, as well as airport concession fees, which the Company pays in exchange for the right to operate at airports and other locations. Revenues and expenses associated with gasoline, vehicle licensing and airport concessions are recorded on a gross basis within revenue and operating expenses on the accompanying Consolidated Statements of Income. During 2005, the Company made a reclassification to reflect an immaterial correction to prior year vehicle-related revenues and operating expenses to conform to the current year gross reporting presentation for vehicle licensing and airport concession fees, which resulted in additional vehicle-related revenues and operating expenses of $285 million and $259 million in 2004 and 2003, respectively. Such amounts had been previously presented on a net basis. This correction had no effect on previously reported pretax income.

Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from vehicle manufacturers. The Company acquires the majority of its rental vehicles pursuant to repurchase programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase vehicles at a specified price and date, subject to certain eligibility criteria (such as car condition and mileage requirements). The Company depreciates vehicles such that the net book value of the vehicles on the date of return to the manufacturers is intended to equal the contractual guaranteed residual values, thereby minimizing any gain or loss on the sale of the vehicles. The Company records depreciation expense for any expected deficiency in the contracted guaranteed residual values due to excessive wear or damages. At December 31, 2005, the Company estimates that the difference between the contracted guaranteed residual value and the carrying value of these vehicles was $76 million, which has already been reflected in the Company’s Consolidated Income Statement.

Rental vehicles are depreciated on a straight-line basis giving consideration to the contractual guaranteed residual values and the number of months between the original purchase date of the vehicle and the expected sale date of the vehicle back to the manufacturers. For 2005, 2004 and 2003, rental vehicles were depreciated at rates ranging from 7% to 28% per annum. As market conditions change, the Company adjusts its depreciation. Upon disposal of the vehicles, depreciation expense is also adjusted for any difference between the net proceeds from the sale and the remaining book value.

       Travel Distribution Services

The Company’s Galileo and supplier services businesses provide global distribution and computer reservation services and travel marketing information to airline, car rental and hotel clients. Specifically, these businesses provide scheduling and ticketing services and fare and other information to travel agencies, Internet travel sites, corporations and individuals to assist them with the placement of airline, car rental and hotel reservations. Such services are provided through the use of a computerized reservation system. Further, the Company provides hotels, car rental companies and tour/leisure travel operators, including Internet travel companies, with access to reservation systems and processing. Revenues generated from fees charged to airline, car rental, hotel and other travel suppliers for bookings made through the Company’s computerized reservation system are recognized at the time the reservation is made for air bookings, at the time of pick-up for car bookings and at the time of check-out, net of cancellation reserves, for hotel bookings. Revenues generated from leased equipment charges to system subscribers are recognized over the term of the contract at stipulated rates.

The Company’s online and traditional travel agency businesses provide hotel rooms, destination services and travel packages to consumers and travel agencies. For certain services, the Company contracts in advance with travel suppliers, principally hotels and other lodging properties, for an allotment of inventory at negotiated discount prices. The Company has certain latitude in establishing the prices charged to consumers and travel distributors, but does not typically assume inventory risk. The Company collects the full cost of the travel product prior to the time of travel and records the revenue on a net basis when the customers’ travel occurs or the flight departs. For other services, the Company earns commissions and fees on the sale of airline tickets, hotel rooms and car rentals to consumers and travel agencies. The associated revenues are recognized as the commissions and fees are earned, which occurs at booking for airline tickets, when the customers’ stay occurs for hotel rooms and upon pick-up for car rentals.

       Mortgage Services (through January 31, 2005)

Mortgage services included the origination (funding either a purchase or refinancing), sale and servicing of residential mortgage loans. Mortgage loans were originated through a variety of marketing techniques, including relationships with corporations, affinity groups, financial institutions and real estate brokerage firms. The Company also purchased mortgage loans originated by third parties. Upon the closing of a residential mortgage loan originated or purchased by the Company, the mortgage loan was typically warehoused for a period up to 60 days and then sold into the secondary market (which is customary in the mortgage industry). Mortgage loans held for sale as of December 31, 2004 represented those mortgage loans originated or purchased by the Company, which were pending sale to permanent investors. The Company primarily sold its mortgage loans to government-sponsored entities. Upon sale, the servicing rights and obligations of the underlying mortgage loans were generally retained by the Company. A mortgage servicing right (“MSR”) is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consisted of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company’s mortgage loan servicing portfolio.

Loan origination and commitment fees paid by the borrower in connection with the origination of mortgage loans and certain direct loan origination costs were deferred until such loans are sold to investors. Mortgage loans pending sale were recorded on the Company’s Consolidated Balance Sheets at the lower of cost or market value on an aggregate basis. Sales of mortgage loans were generally recorded on the date a loan was delivered to an investor. Gains or losses on sales of mortgage loans were recognized based upon the difference between the selling price and the allocated carrying value of the related mortgage loans sold. The capitalization of the MSRs also occurred upon sale of the underlying mortgages into the secondary market. Upon initial recording of the MSR asset, the total cost of loans originated or acquired was allocated between the MSR asset and the mortgage loan without the servicing rights based on relative fair values. Servicing revenues comprised several components, including recurring servicing fees, ancillary income and the amortization of the MSR asset. Recurring servicing fees were recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Costs associated with loan servicing were charged to expense as incurred. The MSR asset was amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization was recorded as a reduction of net servicing revenue in the Consolidated Statements of Income.

The MSR asset was routinely evaluated for impairment, but at least on a quarterly basis. For purposes of performing its impairment evaluation, the Company stratified its portfolio on the basis of product type and interest rates of the underlying mortgage loans. The Company measured impairment for each stratum by comparing estimated fair value to the carrying amount. Fair value was estimated based upon an internal valuation that reflects management’s estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The Company used a third party model to forecast prepayment rates used in the development of its expected future cash flows. The prepayment forecast was based on historical observations of prepayment behavior in similar periods comparing current mortgage interest rates to the mortgage interest rates in the Company’s servicing portfolio and incorporates loan characteristics (e.g., loan type and note rate) and factors such as then-recent prepayment experience, previous refinance opportunities and estimated levels of home equity. Temporary impairment was recorded through a valuation allowance in the period of occurrence as a reduction of net revenue in the Consolidated Statements of Income. The Company periodically evaluated the MSR asset to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determined that a portion of the asset was not recoverable, the asset and the previously designated valuation allowance were reduced to reflect the write-down.

        ADVERTISING EXPENSES

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within marketing and reservation expenses on the Company’s Consolidated Statements of Income, were approximately $1.7 billion, $1.2 billion and $1.1 billion in 2005, 2004 and 2003, respectively.
        INCOME TAXES

The Company’s provision for income taxes is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes while increases to the valuation allowance result in additional provision. However, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded through goodwill rather than the provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company’s estimate of future taxable income may require an addition or reduction to the valuation allowance.
        CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
        RESTRICTED CASH

The Company is required to set aside cash primarily in relation to agreements entered into by its timeshare resort, car rental and relocation businesses. Restricted cash amounts are classified as current assets and include (i) cash receipts held in escrow related to timeshare purchases or rental deposits, (ii) insurance claim payments related to the car rental business and (iii) cash held to maintain insurance reserve ratios in our relocation business. In 2004, the Company’s restricted cash amounts also include (i) fees collected and held for pending mortgage closings in the Company’s former mortgage business and (ii) accounts held for the capital fund requirements of and potential claims related to mortgage reinsurance agreements in the Company’s former mortgage business.
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

        INVESTMENTS

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company’s non-marketable preferred stock investments are accounted for at cost. Common stock investments in affiliates over which the Company has the ability to exercise significant influence but not a controlling interest are carried on the equity method of accounting. Available-for-sale securities are carried at current fair value with unrealized gains or losses reported net of taxes as a separate component of stockholders’ equity. Trading securities are recorded at fair value with realized and unrealized gains and losses reported currently in earnings.

All of the Company’s short-term investments are included in other current assets on the Company’s Consolidated Balance Sheets and all long-term investments are included in other non-current assets (with the exception of retained interests in securitizations, which are included in assets under management programs). All realized gains and losses and preferred dividend income are recorded within other revenues in the Consolidated Statements of Income. Gains and losses on securities sold are based on the specific identification method. Declines in market value that are judged to be “other than temporary” are recorded as a component of impairment of investments in the Consolidated Statements of Income.

The following table summarizes the Company’s investment portfolio:

	As of December 31,

	2005	2004

Retained Interests from Securitizations:
Trading—retained interest in securitized timeshare receivables	$13	$40
Available for sale—mortgage backed securities	-	47
Affinion Group Holdings, Inc.	86	-
Homestore, Inc.	-	22
Equity method investments	67	29
Other	7	9

	$173	$147

Retained Interests from Securitizations. The retained interests from the Company’s securitizations of timeshare receivables are classified as trading securities and recorded within timeshare-related assets under management programs on the Company’s Consolidated Balance Sheets. The retained interests from the Company’s securitizations of residential mortgage loans, with the exception of mortgage servicing rights (the accounting for which is described above under “Revenue Recognition—Mortgage Services”), were classified as available-for-sale mortgage-backed securities and recorded as a component of other assets under management programs within the Company’s Consolidated Balance Sheet. Gains or losses relating to the assets securitized are allocated between such assets and the retained interests based on their relative fair values on the date of sale. The Company estimates fair value of retained interests based upon the present value of expected future cash flows, which is subject to the prepayment risks, expected credit losses and interest rate risks of the sold financial assets. See Note 16—Securitizations of Timeshare and Relocation Receivables for more information regarding these retained interests.

Affinion Group Holdings, Inc. The Company’s investment in Affinion Group Holdings, Inc. (“Affinion”) was received in connection with the October 2005 sale of its former Marketing Services division, along with cash proceeds approximating $1.7 billion. This investment represents preferred stock with a carrying value of $83 million (face value of $125 million) and warrants with a carrying value of $3 million that are exercisable into 7.5% of the common equity of Affinion upon the earlier of four years or the achievement of specified investment hurdles.

Homestore, Inc. The Company’s investment in Homestore, Inc. (“Homestore”) was received in exchange for the February 2001 sale of its former move.com and ancillary businesses. During 2005 and 2004, the Company sold 7.3 million and 9.8 million, respectively, shares of Homestore and recognized gains of $18 million and $40 million, respectively, within net revenues on its Consolidated Statements of Income. As of December 31, 2005, the Company had sold all of its shares of Homestore stock.
PROPERTY AND EQUIPMENT

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of non-program related depreciation and amortization in the Consolidated Statements of Income, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of non-program related depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets, which may not exceed 20 years, or the lease term, if shorter. Useful lives are generally 30 years for buildings, from three to eight years for capitalized software and from three to seven years for furniture, fixtures and equipment.

On March 30, 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. The Company adopted the provisions of FIN 47 in fourth quarter 2005, as required. Accordingly, the Company recorded a $14 million ($8 million after tax, or $0.01 per diluted share) non-cash charge to reflect the cumulative effect of accounting change during 2005 relating to the Company’s obligation to remove assets at certain leased properties.
IMPAIRMENT OF LONG-LIVED ASSETS

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values. The Company’s Real Estate Services segment has four reporting units, the Company’s Hospitality Services, Vehicle Rental and Travel Distribution Services segments each have three reporting units and the Company’s Timeshare Resorts segment has one reporting unit. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Other indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate an impairment may have occurred pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Income.

The Company performs its annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process. In performing this test, the Company determines fair value using the present value of expected future cash flows. As a result of the analysis performed in 2005, the Company determined that the carrying values of goodwill and certain other indefinite-lived intangible assets assigned to its consumer travel businesses exceeded their estimated fair values. Consequently, the Company also tested its other long-lived assets within the consumer travel business for impairment. In connection with the impairment assessments performed, the Company recorded a pretax charge of $425 million, of which $254 million reduced the value of goodwill and $171 million reduced the value of other intangibles assets (including $120 million related to trademarks), within the Travel Distribution segment. This impairment resulted from a decline in future anticipated cash flows primarily generated by its consumer travel businesses.

Apart from this impairment, there were no other impairments relating to intangible assets during 2005. Further, there was no impairment of intangible assets in 2004 or 2003. Impairment charges recorded for other long-lived assets were not material during 2005, 2004 and 2003.
PROGRAM CASH

Program cash primarily relates to amounts specifically designated to purchase assets under management programs and/or to repay the related debt. Program cash also includes amounts set aside for the collateralization requirements of outstanding debt for the Company’s timeshare businesses.
SELF-INSURANCE RESERVES

The Consolidated Balance Sheets include approximately $422 million and $411 million of liabilities with respect to self-insured public liability and property damage as of December 31, 2005 and 2004, respectively. The current portion of such amounts is included within accounts payable and other current liabilities and the non-current portion is included in other non-current liabilities. The Company estimates the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).

In addition, at December 31, 2005 and 2004, the Consolidated Balance Sheets include liabilities of approximately $183 million and $195 million, respectively, relating to health and welfare, workers’ compensation and other benefits the Company provides to its employees. The Company estimates the liability required for such benefits based on actual claims outstanding and the estimated cost of claims incurred as of the balance sheet date. These amounts are included within accounts payable and other current liabilities on the Company’s Consolidated Balance Sheets.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Timeshare Transactions. In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” in connection with the previous issuance of the American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). The Company will adopt the provisions of SFAS No. 152 and SOP 04-2 effective January 1, 2006, as required, and anticipates recording an after tax charge in the range of $50 million to $80 million on such date as a cumulative effect of an accounting change. There is no expected impact to cash flows from the adoption.

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

3.    Discontinued Operations

Summarized statement of income data for discontinued operations is as follows:
Year Ended December 31, 2005 (*)

		Fleet and	Marketing
	Wright	Appraisal	Services
	Express	Businesses (a)	Division	Total

Net revenues	$29	$134	$1,072	$1,235

Income (loss) before income taxes	$(7)	$7	$88	$88
Provision (benefit) for income taxes	(3)	28	36	61

Income (loss) from discontinued operations, net of tax	$(4)	$(21)	$52	$27

Gain (loss) on disposal of discontinued operations	$516	$(312)	$1,146	$1,350
Provision for income taxes	332	-	565	897

Gain (loss) on disposal of discontinued operations, net of tax	$184	$(312)	$581	$453

(*)	Results are through the dates of disposition.

(a)	The provision for income taxes reflects a $24 million charge associated with separating the appraisal business from the Company in connection with the PHH spin-off.

Wright Express. On February 22, 2005, the Company completed the initial public offering of Wright Express for $964 million of cash. Additionally, the Company entered into a tax receivable agreement with Wright Express pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. The Company currently expects such payments to aggregate over $400 million pretax. During 2005, the Company received $15 million in connection with this tax receivable agreement, which is recorded within the gain on disposal line item. The actual amount and timing of receipt of such payments are dependent upon a number of factors, including whether Wright Express earns sufficient future taxable income to realize the full tax benefit of the amortization of certain assets.

Fleet and Appraisal Businesses. On January 31, 2005, the Company completed the spin-off of its former mortgage, fleet leasing and appraisal businesses. In connection with the spin-off, the Company recorded a non-cash impairment charge of $488 million and transaction costs of $7 million during first quarter 2005. Of these costs, $308 million and $4 million, respectively, were allocated to the fleet leasing and appraisal businesses and, therefore, recorded within discontinued operations. As previously stated, the charges allocated to the mortgage business are not classified as discontinued operations. There were no tax benefits recorded in connection with these charges as such charges are not tax deductible.

Marketing Services Division. On October 17, 2005, the Company completed the sale of its Marketing Services division for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of closing adjustments, plus $125 million face value of newly issued preferred stock of Affinion and warrants to purchase up to 7.5% of the common equity of Affinion (see Note 2—Summary of Significant Accounting Policies for more detailed information on the preferred stock and warrants).

Year Ended December 31, 2004

		Fleet and	Marketing
	Wright	Appraisal	Services	Jackson
	Express	Businesses	Division (a)	Hewitt (b)	Total

Net revenues	$188	$1,709	$1,499	$194	$3,590

Income before income taxes	$82	$112	$314	$106	$614
Provision for income taxes	32	16	5	42	95

Income from discontinued operations, net of tax	$50	$96	$309	$64	$519

Gain on disposal of discontinued operations				$251	$251
Provision for income taxes				53	53

Gain on disposal of discontinued operations, net of tax				$198	$198

(a)	The provision for income taxes reflects the reversal of a valuation allowance of $121 million by TRL Group associated with federal and state deferred tax assets, partially offset by a $13 million cash payment the Company made to TRL Group in connection with the January 2004 transaction for the contract termination (see Note 26 — TRL Group, Inc).

(b)	Results are through the date of disposition.

Jackson Hewitt. On June 25, 2004, the Company completed the initial public offering of Jackson Hewitt. In connection with the initial public offering, the Company received $772 million in cash.
Year Ended December 31, 2003

		Fleet and	Marketing
	Wright	Appraisal	Services	Jackson
	Express	Businesses	Division	Hewitt	Total

Net revenues	$156	$1,483	$1,224	$177	$3,040

Income before income taxes	$57	$110	$259	$58	$484
Provision for income taxes	21	41	98	23	183

Income from discontinued operations, net of tax	$36	$69	$161	$35	$301

Summarized balance sheet data for discontinued operations is as follows:
As of December 31, 2004

		Fleet and	Marketing
	Wright	Appraisal	Services
	Express	Businesses	Division	Total

Assets of discontinued operations:
Current assets	$72	$334	$388	$794
Property and equipment, net	37	36	84	157
Goodwill	135	447	256	838
Assets under management programs	419	3,958	-	4,377
Other assets	22	99	352	473

Total assets of discontinued operations	$685	$4,874	$1,080	$6,639

Liabilities of discontinued operations:
Current liabilities	$213	$219	$738	$1,170
Liabilities under management programs	215	3,838	-	4,053
Other liabilities	6	25	20	51

Total liabilities of discontinued operations	$434	$4,082	$758	$5,274

4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,

	2005	2004	2003

Income from continuing operations	$869	$1,365	$1,164
Convertible debt interest, net of tax	-	-	7

Income from continuing operations for diluted EPS	$869	$1,365	$1,171

Net income	$1,341	$2,082	$1,172
Convertible debt interest, net of tax	-	-	7

Net income for diluted EPS	$1,341	$2,082	$1,179

Basic weighted average shares outstanding	1,040	1,031	1,017
Stock options, warrants and restricted stock units (a)	20	31	23
Convertible debt (b)	-	2	22

Diluted weighted average shares outstanding	1,060	1,064	1,062

Earnings per share:
Basic
Income from continuing operations	$0.84	$1.32	$1.14
Income from discontinued operations	0.03	0.51	0.30
Gain (loss) on disposal of discontinued operations:
PHH valuation and transaction-related charges	(0.30)	-	-
Gain on disposal	0.73	0.19	-
Cumulative effect of accounting changes	(0.01)	-	(0.29)

Net income	$1.29	$2.02	$1.15

Diluted
Income from continuing operations	$0.82	$1.28	$1.10
Income from discontinued operations	0.02	0.49	0.28
Gain (loss) on disposal of discontinued operations:
PHH valuation and transaction-related charges	(0.29)	-	-
Gain on disposal	0.72	0.19	-
Cumulative effect of accounting changes	(0.01)	-	(0.27)

Net income	$1.26	$1.96	$1.11

(a)	Excludes restricted stock units for which performance based vesting criteria have not been achieved.

(b)	The 2004 balance reflects the dilutive impact of the Company’s zero coupon senior convertible contingent notes prior to conversion on February 13, 2004 into shares of Cendant common stock, the impact of which is reflected within basic weighted average shares outstanding from the conversion date forward (20 million shares in 2004). The 2003 balance reflects the entire dilutive impact of these notes.

The following table summarizes the Company’s outstanding common stock equivalents that were antidilutive and therefore excluded from the computation of diluted EPS:

	Year Ended December 31,

	2005	2004	2003

Options (a)	38	23	113
Warrants (b)	2	-	2
Upper DECS (c)	-	24	40

(a)	The increase in the number of antidilutive options for 2005 represents approximately 15 million options that became “out-of-the-money” between $20.44 (the average stock price for 2005) and $21.82 (the average stock price for 2004). The weighted average exercise price for antidilutive options at December 31, 2005, 2004 and 2003 was $25.89, $29.76 and $21.65, respectively.

(b)	The weighted average exercise price for antidilutive warrants at December 31, 2005 and 2003 was $21.31.

(c)	Represents the shares that were issuable under the forward purchase contract component of the Company’s Upper DECS securities prior to the settlement of such securities on August 17, 2004, at which time the Company issued 38 million shares of Cendant common stock. The impact of this share issuance is included in basic EPS from the settlement date forward (14 million shares in 2004, due to a partial year impact). However, diluted EPS does not reflect any shares that were issuable prior to August 17, 2004, as the Upper DECS were antidilutive during such periods (since the appreciation price of $28.42 was greater than the average price of Cendant common stock).
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
2005 ACQUISITIONS

Wyndham Worldwide. On October 11, 2005, the Company acquired the management and franchise business of the Wyndham hotel chain for $111 million in cash. The acquisition includes franchise agreements, management contracts and the Wyndham brand, which will be used both in the Company’s lodging and timeshare businesses. This acquisition resulted in goodwill (based on the preliminary purchase price) of $20 million, all of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Hospitality Services segment. This acquisition also resulted in $85 million of other intangible assets. Management believes that this acquisition adds an upscale brand to the Company’s lodging portfolio and also represents the Company’s entry into managing hotels in addition to its lodging franchise business.

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

Amount

Cash consideration	$1,202
Transaction costs and expenses	12

Total purchase price	1,214
Less: Historical value of assets acquired in excess of liabilities assumed	79
Less: Fair value adjustments	337

Excess purchase price over fair value of assets acquired and liabilities assumed	$798

The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Amount

Allocation of purchase price to intangible assets (a)	$484
Deferred tax liability for book-tax basis differences	(150)
Costs associated with exiting activities (b)	(4)
Other fair value adjustments	7

$337

(a)	Represents (i) $109 million of indefinite-lived trademarks associated with the Company’s exclusive right to use the Gullivers name, (ii) $342 million of customer relationships with an estimated weighted average life of 14 years and (iii) $33 million of other intangible assets with an estimated weighted average life of 20 years.

(b)	As part of the acquisition, the Company’s management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Gullivers, which were expected to be achieved through the involuntary termination of certain Gullivers employees. The Company formally communicated the termination of employment to approximately 14 employees, principally representing certain members of Gullivers’ senior management, and as of December 31, 2005, all of these employees had been terminated. As a result of these actions, the Company established personnel-related liabilities of $4 million. As of December 31, 2005, all of the personnel-related liabilities had been paid.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of Gullivers:

Amount

Cash	$157
Other current assets	141
Property and equipment	53
Intangible assets	484
Goodwill	798

Total assets acquired	1,633

Total current liabilities	269
Total non-current liabilities	150

Total liabilities assumed	419

Net assets acquired	$1,214

The goodwill, none of which is expected to be deductible for tax purposes, was assigned to the Company’s Travel Distribution Services segment. This acquisition was not significant to the Company’s results of operations, financial position or cash flows.

ebookers plc. On February 28, 2005, the Company acquired ebookers plc (“ebookers”), a travel agency with Web sites servicing 14 European countries offering a wide range of discount and standard price travel products including airfares, hotels, car rentals, cruises and travel insurance. Management believes that this acquisition enhances the Company’s role in the global online travel intermediary space. The preliminary allocation of the purchase price is summarized as follows:

Amount

Cash consideration	$444
Transaction costs and expenses	10

Total purchase price	454
Plus: Historical value of liabilities assumed in excess of assets acquired	33
Less: Fair value adjustments	118

Excess purchase price over fair value of assets acquired and liabilities assumed	$369

The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Amount

Allocation of purchase price to intangible assets (a)	$187
Deferred tax liability for book-tax basis differences	(36)
Costs associated with exiting activities (b)	(10)
Other fair value adjustments	(23)

$118

(a)	Represents (i) $135 million of indefinite-lived trademarks associated with the Company’s exclusive right to use the ebookers names, (ii) $41 million of customer relationships with an estimated weighted average life of five years and (iii) $11 million of other intangible assets with an estimated weighted average life of 10 years.

(b)	As part of the acquisition, the Company’s management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and ebookers, which were expected to be achieved through the involuntary termination of certain ebookers employees and the termination of certain lease obligations. The Company formally communicated the termination of employment to approximately 110 employees, representing a wide range of employee groups, and as of December 31, 2005, substantially all of these employees had been terminated. As a result of these actions, the Company established personnel-related and facility-related liabilities of $6 million and $4 million, respectively. As of December 31, 2005, cash payments of $6 million were made to reduce the personnel-related liability. Accordingly, as of December 31, 2005, substantially all of the personnel-related liability costs had been paid. Additionally, during 2005, other adjustments of $1 million were made to reduce the facility-related liability. Accordingly, the remaining balance for the facility-related liability as of December 31, 2005 was $3 million. The Company anticipates the remainder of the lease termination costs will be paid by 2009.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of ebookers:

Amount

Cash	$82
Other current assets	30
Property and equipment	25
Intangible assets	187
Goodwill	369
Other non-current assets	14

Total assets acquired	707

Total current liabilities	164
Total non-current liabilities	89

Total liabilities assumed	253

Net assets acquired	$454

The goodwill, all of which is expected to be deductible for tax purposes, was assigned to the Company’s Travel Distribution Services segment. This acquisition was not significant to the Company’s results of operations, financial position or cash flows.

Other. During 2005, the Company also acquired 32 real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for $237 million of cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $206 million that was assigned to the Company’s Real Estate Services segment, of which $142 million is expected to be deductible for tax purposes. These acquisitions also resulted in $26 million of other intangible assets. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. In addition, the Company acquired 34 other individually non-significant businesses during 2005 for aggregate consideration of $206 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $37 million, of which $7 million is expected to be deductible for tax purposes. The goodwill was assigned to the Company’s Timeshare Resorts ($17 million), Travel Distribution Services ($8 million), Vehicle Rental ($6 million), Hospitality Services ($4 million) and Real Estate Services ($2 million) segments. These acquisitions also resulted in $98 million of other intangible assets. These acquisitions were not significant to the Company’s results of operations, financial position or cash flows.
2004 ACQUISITIONS

Orbitz, Inc. On November 12, 2004, the Company acquired Orbitz, Inc. (“Orbitz”), an online travel company. Management believes that the addition of Orbitz to the Company’s portfolio of travel distribution businesses places the Company in a leading competitive position in the domestic online travel distribution business.

The allocation of the purchase price as of December 31, 2005 is summarized as follows:

Amount

Cash consideration	$1,223
Fair value of converted options	1
Transaction costs and expenses	28

Total purchase price	1,252
Less: Historical value of assets acquired in excess of liabilities assumed	204
Less: Fair value adjustments	403

Excess purchase price over fair value of assets acquired and liabilities assumed	$645

The fair value adjustments included in the allocation of the purchase price above primarily consisted of:

Amount

Allocation of purchase price to identifiable intangible assets (a)	$261
Deferred tax assets for book-tax basis differences	410
Costs associated with exiting activities (b)	(22)
Fair value adjustments to:
Assets acquired	35
Liabilities assumed (c)	(281)

Total fair value adjustments	$403

(a)	Represents (i) $209 million of indefinite-lived trademarks associated with the Company’s exclusive right to use the Orbitz name and (ii) $52 million of customer relationships with a weighted average life of eight years.

(b)	As part of the acquisition, the Company’s management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Orbitz, which were expected to be achieved through the involuntarily termination of certain Orbitz employees and the consolidation of facilities. The Company formally communicated the termination of employment to approximately 40 employees, representing a wide range of employee groups, and as of December 31, 2005, the Company had terminated all of these employees. As a result of these actions, the Company established personnel-related and facility-related liabilities of $15 million and $7 million, respectively. As of December 31, 2005, cash payments and other reductions of $14 million and $1 million, respectively, of which $6 million and $1 million, respectively, were recorded during 2005, had been made to reduce the personnel-related liability. As such, all personnel-related liabilities have been paid. No payments or reductions have been made to the facility-related liability; however, the Company anticipates the remainder of the facility-related costs will be paid by 2009.

(c)	Primarily represents (i) amounts due to former Orbitz owners related to a pre-existing tax sharing agreement for which the Company has determined payment is probable as a result of its expected utilization of Orbitz tax benefits (prior to Cendant’s acquisition, Orbitz had not established a liability for this tax-sharing agreement as it did not expect to be able to utilize the associated benefits within the statutory periods) and (ii) costs associated with certain Orbitz contracts containing above-market terms.

The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of Orbitz:

Amount

Cash	$160
Other current assets	71
Property and equipment	58
Intangible assets	261
Goodwill	645
Other non-current assets	458

Total assets acquired	1,653

Total current liabilities	96
Total non-current liabilities	305

Total liabilities assumed	401

Net assets acquired	$1,252

The goodwill, all of which is expected to be deductible for tax purposes, was assigned to the Company’s Travel Distribution Services segment.

Sotheby’s International Realty. On February 17, 2004, the Company acquired the domestic residential real estate brokerage operations of Sotheby’s International Realty and obtained the rights to create a Sotheby’s International Realty franchise system pursuant to an agreement to license the Sotheby’s International Realty brand in exchange for a license fee to Sotheby’s Holdings, Inc., the former parent of Sotheby’s International Realty. Such license agreement has a 50-year initial term and a 50-year renewal option. The total cash purchase price for these transactions was approximately $100 million. The allocation of the purchase price resulted in goodwill of $51 million, all of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Real Estate Services segment. This acquisition also resulted in $50 million of other intangible assets. Management believes that this acquisition enhances the Company’s role in the market place as a premier real estate brokerage firm and increases exposure to high net worth families throughout the United States.

Flairview Travel. On April 8, 2004, the Company acquired Flairview Travel (“Flairview”), a leading online hotel distributor that specializes in the distribution of international hotel content throughout Europe and the Asia Pacific region, for approximately $88 million, net of cash acquired of $26 million. The allocation of the purchase price resulted in goodwill of $87 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Travel Distribution Services segment. This acquisition also resulted in $19 million of other intangible assets. Management believes that this acquisition enhances the Company’s growing global travel portfolio and accelerates the planned international expansion of its online travel offerings.

Landal GreenParks. On May 5, 2004, the Company acquired Landal GreenParks (“Landal”), a Dutch vacation rental company that specializes in the rental of privately owned vacation homes located in European holiday parks, for $81 million in cash, net of cash acquired of $22 million. As part of this acquisition, the Company also assumed $78 million of debt. The allocation of the purchase price resulted in goodwill of $56 million, of which $7 million is expected to be deductible for tax purposes. This acquisition also resulted in $41 million of other intangible assets. Management believes that this acquisition offers the Company both increased access to the important Dutch and German consumer markets as well as rental properties in high demand locations.

Other. During 2004, the Company also acquired 21 other real estate brokerage operations through its wholly-owned subsidiary, NRT, for $115 million in cash, which resulted in goodwill of $101 million that was assigned to the Company’s Real Estate Services segment, of which $95 million is expected to be deductible for tax purposes. This acquisition also resulted in $13 million of other intangible assets. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. In addition, the Company acquired 35 other individually non-significant businesses, primarily car rental licensees, during 2004 for aggregate consideration of approximately $179 million in cash. The goodwill resulting from the allocations of the purchase prices of these acquisitions aggregated $84 million, of which $49 million is expected to be deductible for tax purposes and was assigned to the Company’s Vehicle Rental ($33 million), Hospitality Services ($31 million), Real Estate Services ($9 million), Travel Distribution Services ($6 million) and former Mortgage Services ($5 million) segments. These acquisitions also resulted in $49 million of other intangible assets. These acquisitions were not significant to the Company’s results of operations, financial position or cash flows on a pro forma basis individually or in the aggregate.

2003 ACQUISITIONS

FFD Development Company, LLC. On February 3, 2003, the Company acquired all of the common interests of FFD Development Company, LLC (“FFD”) from an independent business trust for approximately $27 million in cash. As part of this acquisition, the Company also assumed approximately $58 million of debt, which was subsequently repaid. The allocation of the purchase price resulted in goodwill of approximately $16 million, none of which is expected to be deductible for tax purposes. Such goodwill was allocated to the Company’s Timeshare Resorts segment. FFD was formed prior to the Company’s April 2001 acquisition of Fairfield Resorts, Inc. (“Fairfield”) and was the primary developer of timeshare inventory for Fairfield.

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

Other. During 2003, the Company also acquired 19 real estate brokerage operations through its wholly-owned subsidiary, NRT, for approximately $123 million, which resulted in goodwill of $118 million that was assigned to the Company’s Real Estate Services segment, of which $100 million is expected to be deductible for tax purposes. This acquisition also resulted in $14 million of other intangible assets. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. The Company also acquired 9 other non-significant businesses during 2003 for aggregate consideration of approximately $30 million in cash. The goodwill resulting from the allocations of the purchase prices of these acquisitions aggregated $27 million, of which $10 million is expected to be deductible for tax purposes and was assigned to the Company’s Travel Distribution Services ($17 million), Vehicle Rental ($8 million) and former Mortgage Services ($2 million) segments. These acquisitions were not significant to the Company’s results of operations, financial position or cash flows on a pro forma basis individually or in the aggregate.

ACQUISITION AND INTEGRATION RELATED COSTS

Amortization of Pendings and Listings. During 2005, 2004 and 2003, the Company amortized $23 million, $16 million and $20 million of its contractual pendings and listings intangible assets, all of which were acquired in connection with the acquisitions of real estate brokerages by NRT, except $3 million in 2003 which related to the acquisition of Trendwest. The Company segregated the pendings and listings amortization to enhance the comparability of its results of operations since these intangible assets are amortized over a short period of time (generally four to five months).

Other. During 2005, 2004, and 2003, the Company incurred other acquisition and integration related costs of $32 million, $4 million and $34 million, respectively. The 2005 amount principally reflects costs that were incurred to integrate and combine the operations and Internet booking technology at the Company’s Orbitz, ebookers, Gullivers and Cheaptickets.com businesses. The 2004 amount is comprised of $16 million of costs primarily associated with the integration of Budget’s information technology systems with the Company’s platform, the integration of Orbitz and the integration of real estate brokerages acquired by NRT, partially offset by the reversal of a previously established $12 million accrual, which resulted from the termination of a lease on more favorable terms than originally anticipated. The 2003 amount primarily related to the integration of Budget’s information technology systems into the Company’s platform and revisions to the Company’s original estimate of costs to exit a facility in connection with the outsourcing of its data operations.

6.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2005			As of December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets (a)
Franchise agreements (b)	$1,160	$399	$761	$1,154	$366	$788
Customer lists (c)	435	152	283	427	125	302
Customer relationships (d)	379	28	351	43	1	42
Below market contracts acquired (e)	42	10	32	56	12	44
License agreement (f)	47	3	44	47	2	45
Other (g)	91	23	68	58	9	49

	$2,154	$615	$1,539	$1,785	$515	$1,270

Unamortized Intangible Assets (a)
Goodwill	$12,026			$11,087

Trademarks (h)	$1,702			$1,338

(a)	The balances at December 31, 2005 reflect the impairment charge recorded at the Company’s Travel Distribution Services segment (see Note 2—Summary of Significant Accounting Policies).

(b)	Primarily amortized over periods ranging from 20 to 40 years.

(c)	Primarily amortized over periods ranging from 10 to 25 years.

(d)	Primarily amortized over periods ranging from 5 to 20 years.

(e)	Represents contracts acquired with economic terms below market rates on the date of acquisition, which are amortized over the remaining life of the underlying agreement, generally ranging from 20 to 30 years.
(f)	Amortized over 50 years.

(g)	Generally amortized over periods ranging from 6 to 20 years.
(h)	Comprised of various tradenames (including the Avis, Budget, Ramada, Days Inn, Wyndham, ebookers, Gullivers, Galileo and Orbitz tradenames) that the Company has acquired and which distinguish the Company’s consumer services as market leaders. These tradenames are expected to generate future cash flows for an indefinite period of time.

The changes in the carrying amount of goodwill are as follows:

		Goodwill		Adjustments		Foreign
	Balance at	Acquired		to Goodwill		Exchange		Balance at
	January 1,	during		Acquired		and		December 31,
	2005	2005		during 2004		Other		2005

Real Estate Services	$2,913	$208	(a)	$6	(f)	$36	(i)	$3,163
Hospitality Services	1,320	24	(b)	20	(g)	(48	) (j)	1,316
Timeshare Resorts	1,305	17	(c)	-		-		1,322
Vehicle Rental	2,132	6	(d)	1		(2	) (k)	2,137
Travel Distribution Services	3,353	1,175	(e)	(84	) (h)	(356	) (l)	4,088
Mortgage Services	64	-		-		(64	) (m)	-

Total Company	$11,087	$1,430		$(57)		$(434)		$12,026

(a)	Primarily relates to the acquisitions of real estate brokerages by NRT (January 2005 and forward).

(b)	Primarily relates to the acquisition of Wyndham Worldwide (see Note 5— Acquisitions).

(c)	Relates to the acquisition of a timeshare resort business (August 2005).

(d)	Relates to the acquisition of a Budget licensee (July 2005).

(e)	Primarily relates to the acquisitions of ebookers and Gullivers (see Note 5— Acquisitions).

(f)	Relates to the acquisitions of real estate brokerages by NRT (see Note 5— Acquisitions), including earnout payments.

(g)	Primarily relates to the acquisitions of Landal GreenParks (see Note 5— Acquisitions) and Ramada International, Inc. (December 2004).
(h)	Primarily relates to the acquisition of Orbitz (see Note 5— Acquisitions).

(i)	Primarily relates to (i) a change in the tax basis of acquired assets, (ii) earnout payments for acquisitions of real estate brokerages by NRT prior to 2004 and (iii) the reallocation to the Real Estate Services segment of goodwill recorded within the Mortgage Services segment at December 31, 2004 as a result of the spin-off of PHH.
(j)	Primarily relates to foreign exchange translation adjustments.

(k)	Primarily relates to changes in the tax basis of acquired assets.

(l)	Reflects the impairment charge described in Note 2— Summary of Significant Accounting Policies, which reduced goodwill by $254 million, as well as foreign exchange translation adjustments (principally at Gullivers and ebookers).

(m)	Represents goodwill of the Company’s mortgage business, which was disposed of on January 31, 2005 (see Note 24— Spin-off of PHH Corporation).

Amortization expense relating to all intangible assets, excluding mortgage servicing rights (see Note 24— Spin-off of PHH Corporation), was as follows:

	Year Ended December 31,

	2005	2004	2003

Franchise agreements	$36	$36	$36
Customer lists	24	24	24
Customer relationships	27	1	-
Below market contracts acquired	4	5	2
License agreement	1	2	-
Other (*)	29	21	22

Total	$121	$89	$84

(*)	Includes pendings and listings amortization expense during the year ended December 31, 2005, 2004 and 2003 of $23 million, $16 million and $20 million, respectively.

Based on the Company’s amortizable intangible assets as of December 31, 2005, the Company expects related amortization expense for the five succeeding fiscal years to approximate $110 million, $90 million, $80 million, $80 million and $80 million, respectively.

7.	Franchising and Marketing/ Reservation Activities

Franchising revenues are comprised of the following:

	Year Ended December 31,

	2005	2004	2003

Real estate brokerage offices (*)	$522	$469	$394
Lodging properties	226	206	198
Vehicle rental locations	39	43	41

Total	$787	$718	$633

(*)	Amounts exclude $383 million, $355 million and $303 million of royalties primarily paid by NRT to the Company’s real estate franchise business during 2005, 2004 and 2003, respectively, which were eliminated in consolidation. The 2005, 2004 and 2003 amounts are net of annual rebates to the Company’s real estate franchisees of $115 million, $104 million and $80 million, respectively. The Company’s real estate franchisees may receive rebates on their royalty payments. Such rebates are based upon the amount of commission income earned during a calendar year. Each brand has several rebate schedules currently in effect.

Franchising revenues included initial franchise fees as follows:

	Year Ended December 31,

	2005	2004	2003

Real estate brokerage offices	$9	$8	$9
Lodging properties	7	6	7

Total	$16	$14	$16

The number of Company-operated and franchised outlets in operation are as follows:

	Year Ended December 31,

	2005	2004	2003

Company-operated
Real estate brokerage offices	1,082	999	956
Vehicle rental locations	2,101	1,909	1,841
Franchised
Real estate brokerage offices	13,917	12,721	11,784
Lodging properties	6,348	6,399	6,402
Vehicle rental locations	2,284	2,196	2,316

The Company also receives marketing and reservation fees primarily from its lodging franchisees and marketing fees from its real estate franchisees, which are calculated based on a specified percentage of gross room revenues or based on a specified percentage of gross closed commissions earned on the sale of real estate, subject to certain minimum and maximum payments. Such fees totaled $235 million, $212 million and $206 million during 2005, 2004 and 2003, respectively, and were included within service fees and membership revenues on the Consolidated Statements of Income. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes and, in the case of lodging and car rental franchisees, the operation of a centralized brand-specific reservation system for the respective franchisees. Such fees are controlled by the Company until disbursement.

In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

In order to assist the franchisees of its lodging and real estate franchise businesses in converting to one of the Company’s brands to assist in franchise expansion, the Company may, at its discretion, provide development advances to franchisees who are either new or who are expanding their operations. Provided the franchisee meets certain minimum operational thresholds and maintains the terms of the franchise agreement, all or a portion of the advances may be forgivable and are, therefore, amortized over the length of the underlying note (typically between nine and fifteen years). Otherwise, related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances, which was not significant during 2005, 2004 or 2003. The balances of such development advances were $21 million for the Company’s lodging business at both December 31, 2005 and 2004 and $69 million and $59 million for its real estate franchise business at December 31, 2005 and 2004, respectively. These amounts are classified primarily within the other non-current assets line item on the Company’s Consolidated Balance Sheets. Related amortization expense approximated $15 million, $14 million and $11 million during 2005, 2004 and 2003, respectively, and was recorded within the operating expense line item on the Company’s Consolidated Statements of Income.

8.	Vehicle Rental Activities

The components of the Company’s vehicle-related assets under management programs are comprised of the following:

	As of December 31,

	2005	2004

Rental vehicles	$8,247	$6,997
Vehicles held for sale	165	49

	8,412	7,046
Less: Accumulated depreciation	(903)	(671)

Total investment in vehicles, net	7,509	6,375
Plus: Investment in Cendant Rental Car Funding	374	349
Plus: Receivables from manufacturers	602	348

Total vehicle-related, net	$8,485	$7,072

The components of vehicle depreciation, lease charges and interest, net are summarized below:

	Year Ended December 31,

	2005	2004	2003

Depreciation expense	$1,191	$941	$942
Interest expense, net (*)	309	244	265
Lease charges	69	58	54
(Gain) loss on sales of vehicles, net	(22)	(11)	50

	$1,547	$1,232	$1,311

(*)	Amounts are net of interest income of $4 million, $4 million and $5 million during 2005, 2004 and 2003, respectively.

9.	Restructuring and Transaction Related Charges

During 2005, the Company recorded $50 million of restructuring and transaction-related charges, of which $47 million was incurred as a result of restructuring activities undertaken following the PHH spin-off and the initial public offering of Wright Express and $3 million related to transaction costs incurred during the year ended December 31, 2005 in connection with the PHH spin-off.
Restructuring Charges

During first quarter 2005, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction include the closure of a call center and field locations of the Company’s truck rental business, consolidation of processes and offices in the Company’s real estate brokerage business and reductions in staff within the Travel Distribution Services and Hospitality Services segments and the Company’s corporate functions. The Company recorded restructuring charges of $47 million in 2005, of which $40 million is anticipated to be cash and $34 million had been paid as of December 31, 2005.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related (a)	Related (b)	Impairments (c)	Total

Initial charge	$37	$8	$2	$47
Cash payments	(30)	(4)	-	(34)
Other reductions (d)	(5)	-	(2)	(7)

Balance at December 31, 2005	$2	$4	$-	$6

(a)	The initial charge primarily represents severance benefits resulting from the reductions in staff. The Company formally communicated the termination of employment to approximately 900 employees, representing a wide range of employee groups. As of December 31, 2005, the Company had terminated all of these employees.

(b)	The initial charge principally represents costs incurred in connection with facility closures and lease obligations resulting from the consolidation of truck rental operations.

(c)	The initial charge principally represents the write-off of leasehold improvements in connection with lease terminations.

(d)	Other reductions to charges recorded for personnel-related costs represent the accelerated vesting of restricted stock units previously granted to individuals who were terminated in connection with this restructuring action. Other reductions to liabilities established for asset impairments principally represent the write-off of leasehold improvements in connection with lease terminations.

Total restructuring charges are recorded as follows:

		Cash	Liability
		Payments/	as of
	Costs	Other	December 31,
	Incurred	Reductions	2005

Real Estate Services	$6	$(5)	$1
Hospitality Services	5	(5)	-
Timeshare Resorts	1	(1)	-
Vehicle Rental	7	(3)	4
Travel Distribution Services	10	(9)	1
Corporate and Other	18	(18)	-

	$47	$(41)	$6

10.	Income Taxes

The income tax provision consists of the following:

	Year Ended December 31,

	2005	2004	2003

Current
Federal	$135	$98	$186
State	35	(24)	28
Foreign	77	65	50

	247	139	264

Deferred
Federal	260	376	260
State	8	152	32
Foreign	(41)	7	7

	227	535	299

Provision for income taxes	$474	$674	$563

Pre-tax income for domestic and foreign operations consists of the following:

	Year Ended December 31,

	2005	2004	2003

Domestic	$1,311	$1,666	$1,360
Foreign	35	381	388

Pre-tax income	$1,346	$2,047	$1,748

Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,

	2005	2004

Current deferred income tax assets:
Litigation settlement and related liabilities	$41	$30
Net operating loss carryforwards	138	-
State net operating loss carryforwards	12	-
Accrued liabilities and deferred income	308	215
Provision for doubtful accounts	97	86
Acquisition and integration-related liabilities	40	64
Other	27	61

Current deferred income tax assets	663	456

Current deferred income tax liabilities:
Prepaid expenses	59	54
Other	-	17

Current deferred income tax liabilities	59	71

Current net deferred income tax asset	$604	$385

Non-current deferred income tax assets:
Net operating loss carryforwards	$26	$1,486
Foreign net operating loss carryforwards	85	-
State net operating loss carryforwards	109	308
Alternate minimum tax credit carryforward	183	104
Capital loss carryforward	14	14
Acquisition and integration-related liabilities	119	116
Accrued liabilities and deferred income	361	204
Depreciation and amortization	-	84
Tax basis differences in assets of foreign subsidiaries	113	-
Other	73	71
Valuation allowance (*)	(143)	(184)

Non-current deferred income tax assets	940	2,203

Non-current deferred income tax liabilities:
Depreciation and amortization	254	-
Other	37	11

Non-current deferred income tax liabilities	291	11

Non-current net deferred income tax asset	$649	$2,192

(*)	The valuation allowance of $143 million at December 31, 2005 relates to state net operating loss carryforwards, certain state deferred tax assets, foreign net operating loss carryforwards and capital loss carryforwards of $75 million, $14 million, $40 million and $14 million, respectively. The valuation allowance will be reduced when and if the Company determines that the related deferred income tax assets are more likely than not to be realized. If determined to be realizable, approximately $4 million, $40 million and $14 million of the valuation allowances for the state net operating loss carryforwards, foreign net operating loss carryforwards and capital loss carryforwards, respectively, would reduce goodwill.

Net deferred income tax liabilities related to management programs are comprised of the following:

	As of December 31,

	2005	2004

Unamortized mortgage servicing rights	$-	$433
Depreciation and amortization	1,130	1,364
Installment sales of timeshare interests	537	380
Other	56	23

Net deferred income tax liability under management programs	$1,723	$2,200

As of December 31, 2005, the Company had federal net operating loss carryforwards of $469 million, which primarily expire in 2024. No provision has been made for U.S. federal deferred income taxes on approximately $845 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2005 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004, which became effective October 22, 2004, provides a one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company has applied the provisions of this act to qualifying earnings repatriations through December 31, 2005. In December 2005, the Company repatriated $350 million of unremitted earnings, which will be used for domestic investment purposes. This repatriation resulted in income tax expense of approximately $28 million.

The Company’s effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.4	2.8	2.3
Changes in valuation allowances	0.4	1.2	(5.6)
Non-deductibility of PHH valuation charge	4.8	-	-
Taxes on foreign operations at rates different than U.S. federal statutory rates	(3.2)	(3.2)	(4.3)
Taxes on repatriated foreign income, net of tax credits	2.2	1.0	0.8
Tax differential on impairment of intangible assets	(1.5)	-	-
Changes in tax basis differences in assets of foreign subsidiaries	(5.2)	-	-
Redemption of preferred interest	-	-	3.6
Resolution of prior years’ examination issues	-	(4.4)	-
Adjustment of estimated income tax accruals	2.0	0.4	-
Other	(1.7)	0.1	0.4

	35.2%	32.9%	32.2%

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.”

The Internal Revenue Service (“IRS”) is currently examining the Company’s taxable years 1998 through 2002. Over the course of this audit, the Company has responded to numerous requests for information, primarily focused on the 1999 statutory merger of the Company’s former fleet business; the calculation of the stock basis in the 1999 sale of a subsidiary; and the deductibility of expenses associated with the shareholder class action litigation. To date, the Company has not received any IRS proposed adjustments related to such period.

Although the Company believes it has appropriate support for the positions taken on its tax returns, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. The Company believes that its accruals for tax liabilities are adequate for all open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.
11. Other Current Assets

Other current assets consisted of:

	As of December 31,

	2005	2004

Prepaid expenses	$352	$300
Timeshare inventory	29	17
Other	264	294

	$645	$611

12. Property and Equipment, net

Property and equipment, net consisted of:

	As of December 31,

	2005	2004

Land	$67	$71
Furniture, fixtures and equipment	1,693	1,801
Capitalized software	885	678
Building and leasehold improvements	706	629

	3,351	3,179
Less: Accumulated depreciation and amortization	(1,560)	(1,494)

	$1,791	$1,685

13. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of December 31,

	2005	2004

Accounts payable	$942	$768
Income taxes payable	768	612
Accrued payroll and related	587	615
Accrued legal settlements	326	189
Accrued advertising and marketing	189	195
Accrued interest	129	219
Acquisition and integration-related	73	165
Other	1,300	1,088

	$4,314	$3,851

14. Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

		As of	As of
		December 31,	December 31,
	Maturity Date	2005	2004

Term notes:
6 7/8% notes	August 2006	$850	$850
4.89% notes	August 2006	100	100
6 1/4% notes	January 2008	798	797
6 1/4% notes	March 2010	349	349
7 3/8% notes	January 2013	1,192	1,191
7 1/8% notes	March 2015	250	250
Other:
Revolver borrowings (a)	November 2009	357	650
Net hedging gains (losses) (b)		(47)	17
Other		87	126

Total long-term debt		3,936	4,330
Less: Current portion (c)		1,021	739

Long-term debt		$2,915	$3,591

(a)	Approximately $350 million of the outstanding borrowings at December 31, 2005 represent borrowings to repatriate foreign earnings under the American Jobs Creation Act of 2004.

(b)	As of December 31, 2005, this balance represents $153 million of mark-to-market adjustments on current interest rate hedges, partially offset by $106 million of net gains resulting from the termination of interest rate hedges, which will be amortized by the Company to reduce future interest expense. As of December 31, 2004, the balance represented $138 million of net gains resulting from the termination of interest rate hedges, which were partially offset by $121 million of mark-to-market adjustments on current interest rate hedges.

(c)	The balance as of December 31, 2005 includes $850 million and $100 million of borrowings under the Company’s 6 7/8% and 4.89% notes, respectively, due in August 2006. The balance as of December 31, 2004 includes $650 million of borrowings under the Company’s $3.5 billion revolving credit facility.
TERM NOTES
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

       4.89% Notes

On May 10, 2004, the Company’s outstanding 6.75% senior notes that formed a part of the Upper DECS, a hybrid instrument previously issued by the Company that consisted of both equity linked and debt securities, were successfully remarketed and the interest rate was reset to 4.89%. Each Upper DECS consisted of both a senior note and a forward purchase contract to purchase shares of the Company’s common stock. In connection with such remarketing, the Company purchased and retired $763 million of the senior notes for $778 million in cash and recorded a loss of $18 million on the early extinguishment. The forward purchase contract was settled on August 17, 2004 (see Note 18—Stockholders’ Equity for more information on the forward purchase contract). These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future unsecured senior indebtedness.
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
        DEBT MATURITIES

Aggregate maturities of debt are as follows:

Year	Amount

2006 (*)	$1,021
2007	142
2008	928
2009	102
2010	342
Thereafter	1,401

$3,936

(*)	Includes $850 million and $100 million of the Company’s outstanding 6 7/8% and 4.89% notes, respectively, due in August 2006.

In connection with the separation plan, the Company expects to retire substantially all its then-outstanding corporate indebtedness. The Company expects to fund this retirement with available cash and proceeds raised from new borrowings at each of the new Real Estate Services, Hospitality Services and Travel Distribution companies.
        COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At December 31, 2005, the committed credit facilities and commercial paper program available to the Company at the corporate level were as follows:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity

Revolving credit facility and commercial paper program (a)	$3,500	$357	$1,256	$1,887
Letter of credit facility (b)	303	-	303	-

(a)	Outstanding borrowings include $357 million under the Company’s $3.5 billion revolving credit facility, which has a final maturity date of November 2009. In addition to the letters of credit issued as of December 31, 2005, the revolving credit facility contains the committed capacity to issue an additional $494 million in letters of credit. The letters of credit outstanding under this facility at December 31, 2005 were issued primarily to support the Company’s vehicle rental business. Following the proposed separation plan, the Company expects to terminate this facility.

(b)	Final maturity date is July 2010. Following the proposed separation plan, the Company expects to terminate this facility.

The Company also maintains short-term borrowing facilities that are renewable annually and provide for borrowings up to $535 million within its settlement services and real estate brokerage businesses, which are callable by the lenders at any time. In the normal course of business, the Company borrows amounts under these facilities, which it invests in high quality short-term liquid investments. Net amounts earned under these arrangements were not significant in 2005, 2004 or 2003 and there were no outstanding borrowings under these facilities at December 31, 2005 or 2004.

As of December 31, 2005, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.
        DEBT COVENANTS

Certain of the Company’s debt instruments and credit facilities contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2005, the Company was in compliance with all restrictive and financial covenants. The Company’s debt instruments permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds. The Company’s credit facilities permit the loans made thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s debt instruments subject to materiality thresholds.

15.  Debt Under Management Programs and Borrowing Arrangements

Debt under management programs (including related party debt due to Cendant Rental Car Funding) consisted of:

	As of	As of
	December 31,	December 31,
	2005	2004

Asset-Backed Debt:
Vehicle rental program
Cendant Rental Car Funding	$6,957	$5,935
Other	952	792
Timeshare program	1,800	1,473
Relocation program	757	400
Vacation rental program	207	251
Mortgage program	-	1,306

	10,673	10,157

Unsecured Debt:
Term notes	-	1,833
Commercial paper	-	130
Other	-	34

	-	1,997

Total debt under management programs	$10,673	$12,154

        ASSET-BACKED DEBT
       Vehicle Rental Program

Cendant Rental Car Funding. Cendant Rental Car Funding was established by the Company as a bankruptcy remote special purpose limited liability company that issues private placement notes and uses the proceeds from such issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”) on a continuing basis. AESOP Leasing is required to use these proceeds to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. Prior to December 31, 2003, both Cendant Rental Car Funding and AESOP Leasing were consolidated by the Company and, as such, the intercompany transactions between these two entities were eliminated causing only the third-party debt issued by Cendant Rental Car Funding and the vehicles purchased by AESOP Leasing to be presented within the Company’s Consolidated Financial Statements. However, in connection with the adoption of FIN 46, the Company determined that it was not the primary beneficiary of Cendant Rental Car Funding. Accordingly, the Company deconsolidated Cendant Rental Car Funding on December 31, 2003. As a result, AESOP Leasing’s obligation to Cendant Rental Car Funding is reflected as related party debt on the Company’s Consolidated Balance Sheet as of December 31, 2005 and 2004. The Company also recorded an asset within vehicle-related, net assets under management programs on its Consolidated Balance Sheet at December 31, 2005 and 2004, which represented the equity issued by Cendant Rental Car Funding to the Company. The vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheet as AESOP Leasing continues to be consolidated by the Company. Such vehicles and related assets, which approximate $7.5 billion, collateralize the debt issued by Cendant Rental Car Funding and are not available to pay the obligations of the Company.

The business activities of Cendant Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiary and pledging its assets to secure the indebtedness. As the deconsolidation of Cendant Rental Car Funding occurred on December 31, 2003, the income statement and cash flow activity of the Company are not impacted for

2003. Beginning on January 1, 2004, the results of operations and cash flows of Cendant Rental Car Funding are no longer reflected within the Company’s Consolidated Financial Statements. Borrowings under the Cendant Rental Car Funding program primarily represent floating rate term notes with a weighted average interest rate of 4% for 2005 and 3% for both 2004 and 2003.

Other. As of December 31, 2005 and 2004, borrowings under the Company’s other vehicle rental programs include $519 million and $445 million, respectively, of financing to support the acquisition of vehicles in the Company’s Budget truck operations, which consist of capital leases and bank debt. The other borrowings also include $433 million and $347 million at December 31, 2005 and 2004, respectively, of bank debt to support the acquisition of vehicles used in the Company’s international vehicle rental operations. These borrowings are collateralized by approximately $1.1 billion of vehicles and related assets, which are recorded within assets under management programs on the Company’s Consolidated Balance Sheet as of December 31, 2005. These borrowings have a weighted average interest rate of 4%, 3% and 2% for 2005, 2004 and 2003, respectively.

       Timeshare Program

Cendant Timeshare Receivables Funding Entities (formerly, the Sierra Receivables Funding Entities). The Cendant Timeshare Receivables Funding entities (the “Timeshare Funding entities”) are consolidated bankruptcy remote SPEs that are utilized to securitize timeshare receivables generated from financing the sale of vacation ownership interests by the Company’s timeshare businesses. The debt issued by the Timeshare Funding entities, which approximated $1.1 billion and $911 million at December 31, 2005 and 2004, respectively, is collateralized by approximately $1.5 billion of underlying timeshare receivables and assets. The timeshare receivables are serviced by the Company and recorded within timeshare-related assets under management programs on the Company’s Consolidated Balance Sheet as of December 31, 2005 and 2004. Prior to September 1, 2003, sales of timeshare receivables to the Timeshare Funding entities were treated as off-balance sheet sales, as these entities were structured as bankruptcy remote QSPEs pursuant to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and, therefore, excluded from the scope of FIN 46. However, on September 1, 2003, the underlying structures of the Timeshare Funding entities were amended in a manner that resulted in these entities no longer meeting the criteria to qualify as QSPEs. Consequently, the Company began consolidating the account balances and activities of the Timeshare Funding entities on September 1, 2003 pursuant to FIN 46. The activities of the Timeshare Funding entities are limited to (i) purchasing timeshare receivables from the Company’s timeshare subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to effect such purchases and (iii) entering into derivatives to hedge interest rate exposure. The assets of the Timeshare Funding entities are not available to pay the obligations of the Company. The debt issued under the Timeshare Funding entities primarily represents fixed rate and floating rate term notes for which the weighted average interest rate was 4% for 2005 and 3% for both 2004 and 2003.

Other. At December 31, 2005 and 2004, amounts outstanding under the Company’s other timeshare programs represent borrowings of $550 million and $425 million, respectively, under an asset-linked facility and $112 million and $137 million, respectively, of bank debt. The asset-linked facility has a three-year term, bears interest at a rate of LIBOR plus 62.5 basis points and supports the creation of consumer notes receivable and the acquisition of timeshare properties related to the Company’s timeshare development business. These borrowings are recourse to the Company and collateralized by approximately $1.4 billion of timeshare-related assets, which are recorded within assets under management programs on the Company’s Consolidated Balance Sheet. The weighted average interest rate on these borrowings was 5% for 2005 and 3% for both 2004 and 2003.
       Relocation Program

Cendant Mobility Client-Backed Relocation Receivables Funding, LLC. The Company issues secured obligations through Cendant Mobility Client-Backed Relocation Receivables Funding, LLC (formerly Apple Ridge Funding, LLC) (the “Relocation Funding Entity”), which is a consolidated bankruptcy remote SPE that is utilized to securitize relocation receivables and advances, which are generated from advancing funds on behalf of clients of the Company’s relocation business. The secured obligations issued by the Relocation Funding Entity, which approximated $513 million and $400 million at December 31, 2005 and 2004, respectively, are collateralized by underlying relocation receivables, relocation properties held for sale and other related assets which are serviced by the Company and aggregate $565 million at December 31, 2005. These relocation receivables and related assets are recorded within assets under management programs on the Company’s Consolidated Balance Sheet as of December 31, 2005 and 2004. Prior to November 26, 2003, sales of relocation receivables to this entity were treated as off-balance sheet sales, as it was structured as a bankruptcy remote QSPE and, therefore, excluded from the scope of FIN 46. However, on November 26, 2003, the underlying structure of this entity was amended in a manner that resulted in it no longer meeting the criteria to qualify as a QSPE pursuant to SFAS No. 140. Consequently, the Company began consolidating the account balances and activities of the Relocation Funding Entity on November 26, 2003 pursuant to FIN 46. The assets of the Relocation Funding Entity are not available to pay the Company’s general obligations. The secured obligations issued under the Relocation Funding Entity represent floating rate notes for which the weighted average interest rate was 4%, 2% and 1% for 2005, 2004 and 2003, respectively. This program is subject to annual renewal.

Other. At December 31, 2005, amounts outstanding under the Company’s other relocation programs which aggregate $244 million, are collateralized by approximately $291 million of underlying relocation receivables, relocation properties held for sale and other related assets. These borrowings represent floating rate debt for which the weighted average interest rate was 5% for 2005.

       Vacation Rental Program

As of December 31, 2005 and 2004, borrowings under the Company’s vacation rental program comprise $139 million and $167 million of capital leases, respectively, and $68 million and $84 million of bank debt, respectively, assumed in connection with the Company’s acquisition of Landal during 2004. The bank debt is collateralized by $117 million of land and related vacation rental assets. For the capital lease obligations, there are corresponding assets classified within assets under management programs on the Company’s Consolidated Balance Sheet as of December 31, 2005. These borrowings have a weighted average interest rate of 6% for both 2005 and 2004.
       Mortgage Program

Borrowings at December 31, 2004 under the Company’s former mortgage program represented issuances by Bishop’s Gate. Bishop’s Gate is a bankruptcy remote SPE that was utilized by the Company to warehouse mortgage loans originated by the Company’s mortgage business, which was spun-off in January 2005 (see Note 24 —Spin-off of PHH Corporation), prior to their sale into the secondary market, which is customary practice in the mortgage industry. The debt issued by Bishop’s Gate as of December 31, 2004 was collateralized by approximately $1.4 billion of underlying mortgage loans and related assets. The mortgage loans were serviced by the Company and recorded within mortgage loans held for sale on the Company’s Consolidated Balance Sheet as of December 31, 2004. Prior to the adoption of FIN 46, sales of mortgage loans to Bishop’s Gate were treated as off-balance sheet sales. The activities of Bishop’s Gate were limited to (i) purchasing mortgage loans from the Company’s mortgage subsidiary, (ii) issuing commercial paper or other debt instruments and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. The assets of Bishop’s Gate were not available to pay the obligations of the Company. The debt issued by Bishop’s Gate primarily represented term notes for which the weighted average interest rate was 2% for both 2004 and 2003.

        UNSECURED DEBT
       Term Notes

These term notes were issued by and were for the exclusive use of the Company’s former PHH subsidiary, which was spun-off in January 2005 (see Note 24 —Spin-off of PHH Corporation). The balance at December 31, 2004 consisted of (i) $983 million of publicly issued medium-term notes bearing interest at a blended rate of 7%, (ii) $453 million of privately-placed medium-term notes bearing interest at a blended rate of 8% and (iii) $397 million of short-term notes bearing interest at a blended rate of 7%. Such amounts include aggregate hedging losses of $18 million.
       Commercial Paper

This commercial paper facility was entered into and used exclusively by the Company’s former PHH subsidiary, which was spun-off in January 2005 (see Note 24 —Spin-off of PHH Corporation). The weighted average interest rate on the commercial paper outstanding at December 31, 2004 was 1%.
        DEBT MATURITIES

The following table provides the contractual maturities of the Company’s debt under management programs (including related party debt due to Cendant Rental Car Funding at December 31, 2005 (except for notes issued under the Company’s timeshare program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management programs and for which estimates of repayments have been used):

As of
December 31,
2005

2006	$3,548
2007	2,825
2008	1,970
2009	580
2010	909
Thereafter	841

$10,673

        COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of December 31, 2005, available funding under the Company’s asset-backed debt programs (including related party debt due to Cendant Rental Car Funding related to the Company’s management programs) consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Asset-Backed Funding Arrangements (*)
Vehicle rental program
Cendant Rental Car Funding	$7,580	$6,957	$623
Other	1,340	952	388
Timeshare program	2,276	1,800	476
Relocation program	847	757	90
Vacation rental program	207	207	-

	$12,250	$10,673	$1,577

(*)	Capacity is subject to maintaining sufficient assets to collateralize debt.

        DEBT COVENANTS

Certain of the Company’s debt instruments and credit facilities related to its management programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2005, the Company was in compliance with all financial covenants of its debt instruments and credit facilities related to management programs.
16.  Securitizations of Timeshare and Relocation Receivables

In 2001, the Company sold timeshare receivables to multiple bankruptcy remote QSPEs retaining the servicing rights and a subordinated interest. As these entities are QSPEs and precluded from consolidation pursuant to generally accepted accounting principles, the debt issued by these entities and the collateralizing assets, which are serviced by the Company, are not reflected on the Company’s Consolidated Balance Sheets. The assets of these QSPEs are not available to pay the Company’s obligations. Additionally, the creditors of these QSPEs have no recourse to the Company’s credit. However, the Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the receivables and servicing responsibilities, in connection with the securitization of these assets. Sales of timeshare receivables to these entities after 2001 were insignificant since substantially all timeshare receivables were securitized during such years through the Timeshare Funding entities, which are consolidated on the Company’s Consolidated Balance Sheets as of December 31, 2005 and 2004. The Company’s retained interest in the QSPEs at December 31, 2005 is insignificant.

The cash flow activity presented below covers the period up to and including the date of consolidation of these structures in addition to the full year activity between the Company and securitization trusts that remain off-balance sheet as of December 31, 2005.

	2005	2004	2003

Proceeds from new securitizations	$-	$-	$620
Proceeds from collections reinvested in securitizations	-	-	39
Servicing fees received	1	3	10
Other cash flows received on retained interests (a)	9	34	28
Purchases of delinquent or foreclosed loans (b)	(2)	(19)	(57)
Cash received upon release of reserve account	1	6	12
Purchases of upgraded/defective contracts (c)	(8)	(77)	(55)

(a)	Represents cash flows received on retained interests other than servicing fees.

(b)	The purchase of delinquent or foreclosed timeshare receivables is primarily at the Company’s option and not based on a contractual relationship with the securitization trusts.

(c)	Represents the purchase of contracts that no longer meet the securitization criteria, primarily due to modifications to the original contract as a result of an upgrade by a current owner.

During 2003, the Company recognized pre-tax gains of $39 million on the securitization of timeshare receivables through the Timeshare Funding entities (prior to the Company’s consolidation thereof on September 1, 2003), which were calculated using the following key economic assumptions: 7-15% prepayment speed; 7.0-7.6 weighted average life (in years); 15% discount rate; 9.5-13.7% anticipated credit losses. Such gains were recorded within net revenues on the Company’s Consolidated Statement of Income.

As previously discussed, the Company sold financial assets to the Relocation Funding Entity prior to its consolidation thereof on November 26, 2003. For the period January 1, 2003 through November 26,

2003 (the date of consolidation), cash flow activity between the Company and the Relocation Funding Entity was as follows:

2003

Proceeds from new securitizations	$35
Proceeds from collections reinvested in securitizations	2,717
Servicing fees received	3
Other cash flows received on retained interests (a)	38
Cash (paid)/received upon funding/release of reserve account	(17)

(a)	Represents cash flows received on retained interests other than servicing fees.

Gains recognized on the securitization of relocation receivables were not material during 2003.

The Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of timeshare receivables and relocation receivables and servicing responsibilities, in connection with the securitization of these assets. See Note 17—Commitments and Contingencies.
17.  Commitments and Contingencies
       Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2005 are as follows:

Year	Amount

2006	$545
2007	465
2008	358
2009	246
2010	176
Thereafter	744

$2,534

Other than those within the Company’s vehicle rental and vacation rental programs, for which the future minimum lease payments have been reflected in Note 15—Debt Under Management Programs and Borrowing Arrangements, commitments under capital leases are not significant. During 2005, 2004 and 2003, the Company incurred total rental expense of $800 million, $753 million and $701 million, respectively, inclusive of contingent rental expense of $138 million, $97 million and $93 million in 2005, 2004 and 2003, respectively, principally based on car rental volume. Included within the Company’s total rental expense for 2005, 2004 and 2003 are fees paid by the Company in connection with agreements with airports that allow the Company to conduct its car rental operations on-site. Such agreements require the Company to guarantee a minimum amount of fees to be paid to the airports regardless of the amount of revenue generated by the on-site car rental operations. The Company has also included the future minimum payments to be made in connection with these guarantees in the above table.
       Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers, which require the Company to purchase approximately $14.4 billion of vehicles from these manufacturers over the next three years (approximately $8.0 billion, $4.4 billion and $1.9 billion during 2006, 2007 and 2008, respectively). These commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase agreements. The Company’s primary suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively. The purchase of such vehicles is financed through the issuance of debt under management programs in addition to cash received upon the sale of vehicles primarily under repurchase programs.

       Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2005 (aggregating approximately $1.6 billion) was individually significant with the exception of the Company’s commitments under service contracts for information technology and telecommunications (aggregating $1.2 billion, of which $279 million relates to 2006). These purchase obligations extend through 2011.
       Contingencies

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $80 million recorded on its Consolidated Balance Sheet as of December 31, 2005 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of any unresolved proceedings. An adverse outcome from any unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of any unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property, environmental issues and other commercial, employment and tax matters. Such matters include but are not limited to various suits relating to wages paid to sales representatives at the Company’s timeshare resort business. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.
       Standard Guarantees/ Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) development of timeshare properties, (v) access to credit facilities and use of derivatives, (vi) sales of mortgage loans, (vii) issuances of debt or equity securities, (viii) licensing of computer software and (ix) GDS subscriber services. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) developers in timeshare development agreements, (v) financial institutions in credit facility arrangements and derivative contracts, (vi) purchasers and insurers of the loans in sales of mortgage loans, (vii) underwriters in debt or equity security issuances and (viii) travel agents or other users in GDS subscriber services. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

The Company also provides guarantees for the benefit of landlords in lease contracts where the lease was assigned to a third party due to the sale of a business which occupied the leased facility. These guarantees extend only the duration of the underlying lease contract. The maximum potential amount of future payments that the Company may be required to make under these guarantees is approximately $17 million in the aggregate. If the Company were required to make payments under these guarantees, it would have similar recourse against the tenant (third party to which the lease was assigned).

       Other Guarantees

The Company’s timeshare businesses provide guarantees to certain owners’ associations for funds required to operate and maintain timeshare properties in excess of assessments collected from owners of the timeshare interests. The Company may be required to fund such excess as a result of unsold Company-owned timeshare interests or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying service agreements (which approximate one year and are renewable on an annual basis) or until a stipulated percentage (typically 80% or higher) of related timeshare interests are sold. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $175 million as of December 31, 2005. The Company would only be required to pay this maximum amount if none of the owners assessed paid their maintenance fees. Any fees collected from the owners of the timeshare interests would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ fees under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue producing activities, such as advertising or rental. Historically, the Company has not been required to make material payments under these guarantees as the fees collected from owners of timeshare interests have been sufficient to support the operation and maintenance of the timeshare properties. As of December 31, 2005, the liability recorded by the Company in connection with these guarantees was approximately $11 million.

The Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. These guarantees extend into 2008 and the maximum potential amount of future payments that the Company may be required to make under such guarantees is approximately $18 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees. As of December 31, 2005, the liability recorded by the Company in connection with these guarantees was approximately $1 million.

The Company has provided certain guarantees to subsidiaries of PHH, which, as previously discussed, was spun-off during first quarter 2005. These guarantees relate primarily to various real estate and product operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate and product operating leases is estimated to be approximately $40 million. At December 31, 2005, the liability recorded by the Company in connection with these guarantees was approximately $1 million. To the extent that the Company would be required to perform under any of these guarantees, PHH has agreed to indemnify the Company.

In connection with the Company’s disposition of its Marketing Services Division (“MSD”), the Company agreed to provide certain indemnifications related to, among other things, litigation matters related to various suits brought against MSD by individual consumers and state regulatory authorities seeking monetary and/or injunctive relief regarding the marketing of certain membership programs and inquiries from state regulatory authorities related to such programs. Such indemnification entitles the purchaser to reimbursement for a portion of the actual losses suffered by it in regards to such matters. In addition, pursuant to a number of post-closing commercial arrangements entered into between certain of the Company’s subsidiaries and MSD, the Company also agreed to provide a minimum number of call transfers to certain MSD subsidiaries, as well as retaining pre-existing guarantee obligations for certain real estate operating lease obligations on behalf of certain MSD subsidiaries. The Company established a liability for the estimated fair value of these guarantees in the amount of approximately $100 million on the sale date, which reduced the gain on the transaction recorded within discontinued operations. The maximum potential amount of future payments to be made under these guarantees is approximately $400 million excluding one litigation matter for which there is no limitation to the maximum potential amount of future payments.

18.  Stockholders’ Equity
       Dividend Payments

During the quarterly periods ended March 31, June 30, September 30 and December 31, 2005, the Company paid cash dividends of $0.09, $0.09, $0.11 and $0.11 per common share, respectively ($423 million in the aggregate). During the quarterly periods ended March 31, June 30, September 30 and December 31, 2004, the Company paid cash dividends of $0.07, $0.07, $0.09 and $0.09 per common share, respectively ($333 million in the aggregate).
       Share Repurchases

During 2005, the Company used $1.1 billion of available cash and $289 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.3 billion (approximately 68 million shares) of Cendant common stock under its common stock repurchase program. During 2004, the Company used $756 million of available cash and $567 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.3 billion (approximately 58 million shares) of Cendant common stock under its common stock repurchase program. During 2003, the Company used $644 million of available cash and $446 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.1 billion (approximately 65 million shares) of Cendant common stock under its common stock repurchase program.
       Share Issuances

During first quarter 2004, the Company announced its intention to redeem its $430 million then-outstanding zero coupon senior convertible contingent notes for cash. As a result, holders had the right to convert their notes into shares of Cendant common stock. Virtually all holders elected to convert their notes. Accordingly, the Company issued approximately 22 million shares in exchange for approximately $430 million in notes (carrying value) during February 2004. The Company used the cash that otherwise would have been used to redeem these notes to repurchase shares in the open market.

On August 17, 2004, the forward purchase contracts that formed a portion of the Company’s Upper DECS securities settled pursuant to the terms of such contracts. Accordingly, the Company issued approximately 38 million shares in exchange for $863 million in cash and recorded an increase of $863 million to stockholders’ equity.
       3 7/8% Convertible Senior Debentures Call Spread Options

During 2004, the Company redeemed its former 3 7/8% convertible senior debentures for cash. However, holders could have elected to convert each $1,000 par value debenture into 41.58 shares of Cendant common stock (33.4 million shares in the aggregate). In order to offset a portion of the dilution that would have occurred if the holders elected to convert their debentures, the Company purchased call spread options on April 30, 2004 covering 16.3 million of the 33.4 million shares issuable upon conversion. The call spread options, which expired unexercised in fourth quarter 2004, and which cost $23 million, were accounted for as a capital transaction and included as a component of stockholders’ equity.

       Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized	Unrealized Gains	Minimum	Accumulated
	Currency	Gains/(Losses)	(Losses) on	Pension	Other
	Translation	on Cash Flow	Available-for-Sale	Liability	Comprehensive
	Adjustments (*)	Hedges	Securities	Adjustment	Income/(Loss)

Balance, January 1, 2003	$81	$(41)	$4	$(58)	$(14)
Current period change	143	38	42	-	223

Balance, December 31, 2003	224	(3)	46	(58)	209
Current period change	84	23	(30)	(12)	65

Balance, December 31, 2004	308	20	16	(70)	274
Effect of PHH spin-off	(12)	(5)	(1)	7	(11)
Current period change	(219)	28	(15)	(17)	(223)

Balance, December 31, 2005	$77	$43	$-	$(80)	$40

(*)	Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the Consolidated Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

All components of accumulated other comprehensive income are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.
19.  Stock-Based Compensation

The Company may grant stock options, stock appreciation rights, restricted shares and restricted stock units (“RSUs”) to its employees, including directors and officers of the Company and its affiliates. Beginning in 2003, the Company changed the method by which it provides stock-based compensation to its employees by significantly reducing the number of stock options granted and instead, issuing RSUs as a form of compensation. The Company is authorized to grant up to 318 million shares of its common stock under its active stock plans and at December 31, 2005, approximately 123 million shares were available for future grants under the terms of these plans.
       Stock Options

Stock options generally have a ten-year term, and those granted prior to 2004 vest ratably over periods ranging from two to five years. In 2004, the Company adopted performance and time vesting criteria for stock option grants. The predetermined performance criteria determine the number of options that will ultimately vest and are based on the growth of the Company’s earnings and cash flows over the vesting period of the respective award. The number of options that will ultimately vest may range from 0% to 200% of the base award. Vesting occurs over a four-year period, but cannot exceed 25% of the base award in each of the three years following the grant date. The Company’s policy is to grant options with exercise prices at then-current fair market value. The annual activity of the Company’s common stock option plans consisted of:

	2005			2004		2003

		Weighted			Weighted		Weighted
	Number	Average		Number	Average	Number	Average
	of	Exercise		of	Exercise	of	Exercise
	Options	Price		Options	Price	Options	Price

Balance at beginning of year	151	$17.83		188	$17.21	237	$16.23
Granted at fair market value (a)	1	20.38		1	23.12	1	13.40
Granted in connection with acquisitions	-	-		2	15.60	1	15.02
Granted in connection with PHH spin-off (b)	6	(*	)	-	-	-	-
Exercised	(24)	11.35		(38)	14.61	(40)	10.77
Forfeited	(5)	20.23		(2)	19.33	(11)	19.45

Balance at end of year	129	$18.09		151	$17.83	188	$17.21

(*)	Not meaningful.

(a)	In 2005 and 2004, reflects the maximum number of options assuming achievement of all performance and time vesting criteria.
(b)	As a result of the spin-off of PHH, the closing price of Cendant common stock was adjusted downward by $1.10 on January 31, 2005. Additionally, the Company granted incremental options to achieve a balance of 1.04249 options outstanding subsequent to the spin-off for each option outstanding prior to the spin-off. The exercise price of each option was also adjusted downward by a proportionate value.

The Company records pre-tax compensation expense related to the issuance of stock options to its employees over the vesting period of the award and based on the estimated number of options the Company believes it will ultimately provide. During 2005, 2004 and 2003, the Company recorded $10 million, $4 million and $1 million, respectively, of pre-tax compensation expense within general and administrative expenses related to the stock options issued subsequent to January 1, 2003.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2005:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual	Exercise	of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$0.01 to $10.00	26	3.5	$9.15	26	$9.15
$10.01 to $20.00	64	3.8	17.10	63	17.15
$20.01 to $30.00	25	3.1	22.95	24	23.08
$30.01 to $40.00	14	1.9	30.93	13	30.93

	129	3.4	$18.09	126	$18.10

As a result of the contemplated separation plan, approximately 128 million of the options outstanding at December 31, 2005 are expected to be accelerated and converted into options of the new companies based upon the pro rata market values of each new company. An additional one million options are expected to be cancelled in connection with the plan. The actual options to be accelerated, converted and cancelled will be contingent upon the options outstanding balance at the date of each respective spin-off.

The weighted-average grant-date fair value of Cendant common stock options granted in the normal course of business during 2005, 2004 and 2003 was $5.89, $6.90 and $5.19, respectively. The weighted-average grant-date fair value of Cendant common stock options granted in connection with acquisitions made during 2004 and 2003 was $9.49 and $3.89, respectively. No options were granted in connection with acquisitions made in 2005. The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for Cendant common stock options granted in 2005, 2004 and 2003:

	2005	2004	2003

Dividend yield	1.7%	1.5%	-
Expected volatility	30.0%	30.0%	49.0%
Risk-free interest rate	3.8%	4.0%	2.4%
Expected holding period (years)	5.5	5.5	3.6
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

	2005		2004		2003

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant	of	Grant	of	Grant
	RSUs	Price	RSUs	Price	RSUs	Price

Balance at beginning of year	16	$20.85	6	$13.98	-	$-
Granted at fair market value (a)	14	20.19	13	23.16	6	13.98
Granted in connection with PHH spin-off (b)	1	(*)	-	-	-	-
Vested	(3)	19.48	(2)	13.97	-	-
Canceled	(5)	20.90	(1)	17.02	-	-

Balance at end of year	23	$20.65	16	$20.85	6	$13.98

(*)	Not meaningful.

(a)	In 2004 and 2005, reflects the maximum number of RSUs assuming achievement of all performance and time vesting criteria.

(b)	As a result of the spin-off of PHH, the closing price of Cendant common stock was adjusted downward by $1.10 on January 31, 2005. In order to provide an equitable adjustment to holders of its RSUs, the Company granted incremental RSUs to achieve a balance of 1.0477 RSUs outstanding subsequent to the spin-off for each RSU outstanding prior to the spin-off.

During 2005, 2004 and 2003, the Company recorded pre-tax compensation expense in connection with these RSUs of (i) $61 million, $37 million and $13 million, respectively, included within general and administrative expenses, and (ii) $3 million, $7 million and $2 million, respectively, included within discontinued operations. The related deferred compensation balance is recorded on the Company’s Consolidated Balance Sheets as a reduction to additional paid-in capital and approximated $440 million and $301 million as of December 31, 2005 and 2004, respectively. The Company will amortize the deferred compensation balance as of December 31, 2005 to expense over the remaining vesting periods of the respective RSUs and based on the estimated performance goals of the award the Company believes it will ultimately achieve. Currently, such amortization expense is predicated on the base award.

As a result of the contemplated separation plan, approximately 13 million of the RSUs outstanding at December 31, 2005 are expected to convert into shares of the new Real Estate Services, Hospitality

Services, Travel Distribution and Vehicle Rental companies based upon the pro rata market values of each new company. An additional 10 million RSUs are expected to be cancelled in connection with the separation plan.

       Pro Forma Compensation Expense

The effect on net income and earnings per share for 2004 and 2003 if the Company had applied the fair value based method to all employee stock awards granted (including those granted prior to January 1, 2003 for which the Company has not recorded compensation expense) is as follows:

	Year Ended
	December 31,

	2004	2003

Reported net income	$2,082	$1,172
Add back: Stock-based employee compensation expense included in reported net income, net of tax	29	10
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(31)	(50)

Pro forma net income	$2,080	$1,132

Earnings per share:
Reported
Basic	$2.02	$1.15
Diluted	1.96	1.11
Pro forma
Basic	$2.02	$1.11
Diluted	1.96	1.07

As of January 1, 2005, the Company recorded compensation expense for all outstanding employee stock awards; accordingly, pro forma information is not presented subsequent to December 31, 2004.
       Employee Stock Purchase Plan

The Company is also authorized to sell up to 8.5 million shares of its CD common stock to eligible employees under its current non-compensatory employee stock purchase plan (“ESPP”), which expires in March 2006. Under the terms of the ESPP, employees may authorize the Company to withhold up to 10% of their compensation from each paycheck for the purchase of CD common stock. For amounts withheld during 2005, 2004 and 2003, the purchase price of the stock was calculated as 95% of the fair market value of CD common stock as of the first day of each month. During 2005, the Company issued approximately 0.5 million shares under the ESPP, bringing the cumulative issuances to approximately 4.6 million shares. As of December 31, 2005, approximately 3.9 million shares were available for issuance under the ESPP.
20.  Two Flags Joint Venture LLC

In 2002, the Company formed Two Flags Joint Venture LLC (“Two Flags”) through the contribution of its domestic Days Inn trademark and related license agreements. The Company did not contribute any other assets to Two Flags. The Company then sold 49.9999% of Two Flags to Marriott International, Inc. (“Marriott”) in exchange for the contribution to Two Flags of the domestic Ramada trademark and related license agreements. The Company retained a 50.0001% controlling equity interest in Two Flags. Both Marriott and the Company had the right, but were not obligated, to cause the sale of Marriott’s interest at any time after March 1, 2004 for approximately $200 million, which represented the projected fair market value of Marriott’s interest at such time. On April 1, 2004, the Company exercised its right to purchase Marriott’s interest in Two Flags for approximately $200 million. In connection with such transaction, the Company assumed a note payable of approximately $200 million, which was paid in

September 2004. As a result, the Company now owns 100% of Two Flags and has exclusive rights to the domestic Ramada and Days Inn trademarks and the related license agreements.

Prior to April 1, 2004, the Company consolidated Two Flags and, as a result, Marriott’s equity interest in Two Flags, which approximated $100 million as of December 31, 2003, was recorded as minority interest on the Company’s Consolidated Balance Sheet. Pursuant to the terms of the venture, the Company and Marriott shared income from Two Flags on a substantially equal basis. For the period January 1, 2004 through April 1, 2004 (the date on which the Company purchased Marriott’s interest) and for the year ended December 31, 2003, the Company recorded pre-tax minority interest expense of $6 million and $25 million, respectively, in connection with Two Flags.

21.	Employee Benefit Plans
       Defined Contribution Savings Plans

The Company sponsors several defined contribution savings plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plans. The Company’s cost for contributions to these plans was $69 million, $73 million and $65 million during 2005, 2004 and 2003, respectively.
       Defined Benefit Pension Plans

The Company sponsors domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees’ option. Under both the domestic and foreign plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2005 and 2004, the aggregate projected benefit obligation of these plans was $561 million and $549 million, respectively, and the aggregate fair value of the plans’ assets was $395 million and $383 million, respectively. Accordingly, the plans were underfunded by $166 million at both December 31, 2005 and 2004. However, the net pension liability recorded by the Company (primarily as a component of other non-current liabilities) as of December 31, 2005 and 2004 approximated $157 million and $160 million, respectively, of which approximately $131 million and $112 million, as of December 31, 2005 and 2004, respectively, represents additional minimum pension liability recorded as a charge to other comprehensive income. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts the Company determines to be appropriate. During 2005, 2004 and 2003, the Company recorded pension expense of $11 million, $9 million and $16 million, respectively.
       Other Employee Benefit Plans

The Company also maintains post-retirement health and welfare plans for certain domestic subsidiaries. As of December 31, 2005 and 2004, the related projected benefit obligation, which was fully accrued for on the Company’s Consolidated Balance Sheets (included primarily within other non-current liabilities), was $19 million and $16 million, respectively. The expense the Company recorded in 2005 related to these plans was not significant. During 2004, the Company recorded post-retirement income of $40 million from plan amendments adopted in 2003. During 2003, the Company recorded post-retirement income of $18 million (including $23 million of post-retirement income resulting from plan amendments, partially offset by $5 million of expense) related to these plans. The $23 million of post-retirement income recorded in 2003 (discussed above) resulted from amendments made to the plan whereby coverage for all retirees over age 65 and for certain employees under the age of 50 was eliminated and the participant premiums were increased. All post-retirement income (expense) is recorded within general and administrative expenses on the Company’s Consolidated Statements of Income.

22.	Financial Instruments

RISK MANAGEMENT

Following is a description of the Company’s risk management policies.
Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar, Australian dollar and Euro. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Forward contracts that are used to hedge certain forecasted third party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2005, 2004 and 2003 was not material, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.
Interest Rate Risk

Debt. The debt used to finance much of the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and instruments with purchased option features. The derivatives used to manage the risk associated with the Company’s fixed rate debt were designated as either fair value hedges or freestanding derivatives. The fair value hedges were perfectly effective resulting in no net impact on the Company’s consolidated results of operations during 2005, 2004 and 2003, except to create the accrual of interest expense at variable rates. In 2005, the freestanding derivatives, resulted in $12 million of expenses to the Company’s consolidated results of operations. During 2004 and 2003, these derivatives had a nominal impact on the Company’s results of operations. During 2004 and 2003, the Company terminated certain of its fair value hedges, which resulted in cash gains (losses) of ($9) million and $200 million, respectively. Such gains (losses) are deferred and being recognized over the lives of the formerly hedged items as a component of interest expense. During 2005, 2004 and 2003, the Company recorded $32 million, $33 million and $50 million, respectively, of such amortization.

The derivatives used to manage the risk associated with the Company’s floating rate debt included freestanding derivatives and derivatives designated as cash flow hedges. In connection with its cash flow hedges, the Company recorded net gains of $39 million, $31 million and $36 million during 2005, 2004 and 2003, respectively, to other comprehensive income. The after-tax amount of gains reclassified from other comprehensive income to earnings resulting from discontinuance of cash flow hedges, ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was $11 million and $8 million during 2005 and 2004, respectively. Such gains or losses were insignificant in 2003. The amount of losses the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. In 2005, these freestanding derivatives resulted in a $12 million gain on the Company’s consolidated results of operations. In 2004, these freestanding derivatives had a nominal impact on the Company’s consolidated results of operations. In 2003, the Company recorded losses of $9 million related to freestanding derivatives.

Mortgage Servicing Rights. The Company’s mortgage servicing rights asset was subject to substantial interest rate risk as the mortgage notes underlying the MSR asset permit the borrower to prepay the loan. Therefore, the value of the MSR asset tended to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company used a combination of derivative instruments (including option contracts and interest rate swaps) and other investment securities to offset potential changes in fair value on its MSR asset that could affect reported earnings. These derivatives were designated as freestanding derivatives in 2004 and as either freestanding derivatives or fair value hedging instruments in 2003, and recorded at fair value with changes in fair value recorded to current earnings. The changes in fair value for the hedged portion of the MSR asset in 2003 were also recorded to current earnings.

During 2005, 2004 and 2003, the net impact of the Company’s derivative activity related to its MSR asset after giving effect to the offsetting changes in fair value of the MSR asset was a gain of $83 million, $117 million and $163 million, respectively. The 2003 amount consisted of gains of $155 million to reflect the ineffective portion of the fair value hedges and gains of $8 million resulting from the component of the derivatives’ fair value excluded from the assessment of effectiveness (as such amount relates to freestanding derivatives).

Other Mortgage Related Assets. The Company’s other mortgage-related assets were subject to interest rate risk created by (i) its commitments to finance mortgages to borrowers who had applied for loan funding and (ii) loans held in inventory awaiting sale into the secondary market. The Company used derivative instruments (including futures, options and forward delivery contracts) to economically hedge its commitments to fund mortgages. Commitments to fund mortgages and related hedges were classified and accounted for as freestanding derivatives. Accordingly, these positions were recorded at fair value with changes in fair value recorded to current earnings and generally offset the fair value changes recorded relating to the underlying assets. During 2005, 2004 and 2003, the net impact of these freestanding derivatives was a net gain (loss) of $(4) million, $5 million and ($10) million, respectively. Such amounts were recorded within net revenues in the Consolidated Statements of Income.

Interest rate and price risk stemming from loans held in inventory awaiting sale into the secondary market (which were classified on the Company’s Consolidated Balance Sheets as mortgage loans held for sale) were sometimes hedged with mortgage forward delivery contracts. These forward delivery contracts fixed the forward sales price which would be realized in the secondary market and thereby substantially eliminated the interest rate and price risk to the Company. Such forward delivery contracts were either classified and accounted for as fair value hedges or freestanding derivatives. During 2005, 2004 and 2003, the net impact of these derivatives, after giving effect to changes in fair value of the underlying loans, was gains (losses) of ($3) million, $17 million and ($20) million, respectively. Such amounts were recorded within net revenues on the Consolidated Statements of Income.

       Credit Risk and Exposure

The Company is exposed to counterparty credit risks in the event of nonperformance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and by requiring collateral in certain instances in which financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amount for which it is at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties.

As of December 31, 2005, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties other than risks related to the Company’s repurchase agreements with automobile manufacturers (see Note 2—Summary of Significant Accounting Policies) and airline customers of the Company’s Travel Distribution Services segment. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base. With the exception of the financing provided to customers of its timeshare business, the Company does not normally require collateral or other security to support credit sales.

        FAIR VALUE

The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, restricted cash, available-for-sale securities, accounts receivable, program cash, relocation receivables and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts and estimated fair values of all other financial instruments at December 31, are as follows:

	2005		2004

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investment in Affinion	$86	$86	$-	$-
Investment in Homestore	-	-	22	22
Other preferred stock investments and marketable securities	7	7	9	9
Debt
Current portion of long-term debt	1,021	1,030	739	739
Long-term debt	2,915	3,099	3,591	3,940
Derivatives (*)
Foreign exchange forwards	(2)	(2)	10	10
Interest rate swaps	(153)	(153)	(121)	(121)
Assets under management programs
Timeshare contract receivables	2,074	2,074	1,783	1,783
Retained interest in securitization of timeshare receivables	13	13	40	40
Derivatives related to mortgage servicing rights	-	-	79	79
Mortgage-backed securities	-	-	47	47
Mortgage loans held for sale	-	-	1,981	1,988
Mortgage servicing rights, net	-	-	1,608	1,608
Derivatives (*)
Commitments to fund mortgages	-	-	9	9
Forward delivery commitments	-	-	2	2
Interest rate and other swaps	-	-	8	8
Option contracts	-	-	3	3
Liabilities under management programs
Debt	10,649	10,618	12,113	12,270
Derivatives related to mortgage servicing rights (*)	-	-	(19)	(19)
Derivatives (*)
Interest rate swaps	(24)	(24)	(41)	(41)
Interest rate and other swaps	-	-	(2)	(2)
Forward delivery commitments	-	-	(6)	(6)

(*)	Derivative instruments in gain (loss) positions.

23.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

       Year Ended December 31, 2005

	Real Estate	Hospitality	Timeshare	Vehicle
	Services	Services	Resorts	Rental

Net revenues (a)	$7,141	$1,527	$1,735	$5,316
EBITDA	1,184	449	289	439
Non-program depreciation and amortization	114	92	27	80
Segment assets exclusive of assets under programs (b)	4,432	3,171	1,892	4,139
Assets under management programs	865	216	2,831	8,499
Capital expenditures	131	77	44	88

	Travel
	Distribution	Mortgage	Corporate
	Services	Services	and Other (c)	Total

Net revenues (a)	$2,429	$46	$42	$18,236
EBITDA	100	(181)	(175)	2,105
Non-program depreciation and amortization	196	2	36	547
Segment assets exclusive of assets under programs (b)	6,905	-	1,154	21,693
Assets under management programs	-	-	-	12,411
Capital expenditures	141	1	58	540
       Year Ended December 31, 2004

	Real Estate	Hospitality	Timeshare	Vehicle
	Services	Services	Resorts	Rental

Net revenues (a)	$6,552	$1,340	$1,544	$4,708
EBITDA	1,131	460	254	467
Non-program depreciation and amortization	104	83	27	73
Segment assets exclusive of assets under programs (b)	4,009	3,050	1,849	4,458
Assets under management programs	733	254	2,472	7,073
Capital expenditures	87	62	44	84

	Travel
	Distribution	Mortgage	Corporate
	Services	Services	and Other (c)	Total

Net revenues (a)	$1,788	$700	$57	$16,689
EBITDA	466	97	(66)	2,809
Non-program depreciation and amortization	123	31	42	483
Segment assets exclusive of assets under programs (b)	5,507	827	1,533	21,233
Assets under management programs	-	4,162	4	14,698
Capital expenditures	97	13	41	428

       Year Ended December 31, 2003

	Real Estate	Hospitality	Timeshare	Vehicle
	Services	Services	Resorts	Rental

Net revenues (a)	$5,569	$1,096	$1,428	$4,598
EBITDA	942	385	248	328
Non-program depreciation and amortization	94	77	26	73
Capital expenditures	61	46	42	111

	Travel
	Distribution	Mortgage	Corporate
	Services	Services	and Other (c)	Total

Net revenues (a)	$1,659	$1,025	$43	$15,418
EBITDA	459	302	(101)	2,563
Non-program depreciation and amortization	110	26	33	439
Capital expenditures	100	22	37	419

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

(b)	Excludes assets of discontinued operations.

(c)	Includes the results of operations of the Company’s non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to income before income taxes and minority interest.

	Year Ended December 31,

	2005	2004	2003

EBITDA	$2,105	$2,809	$2,563
Less: Non-program related depreciation and amortization	547	483	439
Non-program related interest expense, net	189	245	298
Early extinguishment of debt	-	18	58
Amortization of pendings and listings	23	16	20

Income before income taxes and minority interest	$1,346	$2,047	$1,748

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United	United	All Other
	States	Kingdom	Countries	Total

2005
Net revenues	$15,491	$391	$2,354	$18,236
Total assets (*)	20,915	8,908	4,281	34,104
Net property and equipment	1,424	115	252	1,791
2004
Net revenues	$14,510	$226	$1,953	$16,689
Total assets (*)	32,128	747	3,056	35,931
Net property and equipment	1,379	85	221	1,685
2003
Net revenues	$13,640	$191	$1,587	$15,418

(*)	Excludes assets of discontinued operations.

24.	Spin-off of PHH Corporation

As previously discussed, on January 31, 2005, the Company completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution to the Company’s stockholders of one share of PHH common stock per every twenty shares of Cendant common stock held on January 19, 2005. As a result, the Company’s total stockholders’ equity was reduced by approximately $1.65 billion during first quarter 2005 (see the Consolidated Statement of Stockholders’ Equity).

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

Similarly, the Company incurred $7 million of transaction costs during first quarter 2005 associated with the PHH spin-off, of which $3 million was allocated to continuing operations (which is recorded within the restructuring and transaction-related costs line item on the Consolidated Statement of Income within the Mortgage Services segment) and $4 million was allocated to discontinued operations (which is recorded within the PHH valuation and transaction-related charges line item on the Company’s Consolidated Statement of Income). There were no tax benefits recorded in connection with these charges as such charges are not tax deductible.

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

The activity in the Company’s capitalized MSR asset prior to the spin-off consisted of:

	Year Ended December 31,

	2005 (a)	2004		2003

Balance, January 1,	$2,177	$2,015		$1,883
Additions, net	22	498		1,008
Changes in fair value	-	-		168
Amortization	(34)	(320)		(700)
Sales	-	(5)		(29)
Permanent impairment	(4)	(11)		(315)
Disposed in connection with PHH spin-off	(2,161)	-		-

Balance, December 31,	-	2,177		2,015

Valuation allowance
Balance, January 1,	(569)	(374)		(503)
Additions	(67)	(207	) (b)	(193	) (c)
Reductions	-	1		7
Permanent impairment	4	11		315
Disposed in connection with PHH spin-off	632	-		-

Balance, December 31,	-	(569)		(374)

Mortgage Servicing Rights, net	$-	$1,608		$1,641

(a)	Represents activity through January 31, 2005 (date of PHH spin-off).

(b)	Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which is $123 million and the diluted effect of which is $0.12 per share.

(c)	Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which was $115 million and the diluted effect of which was $0.11 per share.

The MSR asset was subject to substantial interest rate risk as the mortgage notes underlying the asset permitted the borrowers to prepay the loans. The Company primarily used a combination of derivative instruments to offset expected changes in fair value of its MSR asset that could affect reported earnings. Beginning in 2004, the Company designated the full change in fair value of its MSR asset as the hedged risk and, as a result, discontinued hedge accounting treatment until such time that the documentation required to support the assessment of hedge effectiveness on a full fair value basis could be completed. During 2005 and 2004, all of the derivatives associated with the MSR asset were designated as freestanding derivatives. The net activity in the Company’s derivatives related to mortgage servicing rights consisted of:

	Year Ended December 31,

	2005 (a)	2004		2003

Net balance, January 1,	$60	$85	(b)	$385
Additions, net	136	560		402
Changes in fair value	83	117		(5)
Sales/proceeds received	(180)	(702)		(697)
Disposed in connection with PHH spin-off	(99)	-		-

Net balance, December 31,	$-	$60	(c)	$85 (b)

(a)	Represents activity through January 31, 2005 (date of PHH spin-off).

(b)	The net balance represents the gross asset of $316 million (recorded within other assets under management programs on the accompanying Consolidated Balance Sheet) net of the gross liability of $231 million (recorded within other liabilities under management programs on the accompanying Consolidated Balance Sheet).

(c)	The net balance represents the gross asset of $79 million (recorded within other assets under management programs on the accompanying Consolidated Balance Sheet) net of the gross liability of $19 million (recorded within other liabilities under management programs on the accompanying Consolidated Balance Sheet).

Prior to the spin-off of PHH, the Company sold residential mortgage loans in securitization transactions typically retaining one or more of the following: servicing rights, interest-only strips, principal-only strips and/or subordinated interests. Key economic assumptions used during 2004 and 2003 to measure the fair value of the Company’s retained interests in mortgage loans at the time of the securitization were as follows (sales during 2005 prior to spin-off were not significant):

	2004		2003

	Mortgage-		Mortgage-
	Backed		Backed
	Securities (*)	MSRs	Securities (*)	MSRs

Prepayment speed	10-24%	13-36%	7-25%	11-50%
Weighted average life (in years)	4.2-9.7	2.2-7.0	1.9-6.9	1.3-6.8
Discount rate	7%	9-10%	5-15%	6-21%

(*)	Includes interest-only strips, principal-only strips and subordinated interests.

As discussed in Note 15—Debt Under Management Programs and Borrowing Arrangements, the Company sold financial assets to Bishop’s Gate, prior to its consolidation thereof on July 1, 2003. The cash flow activity presented below covers the period up to and including the date of consolidation of

Bishop’s Gate in addition to cash flow activity resulting from the Company’s securitization of mortgage loans directly into the secondary market, which was insignificant for the period January 1 through January 31, 2005 (the date of spin-off).

	2004	2003

Proceeds from new securitizations	$32,699	$59,511
Servicing fees received	491	444
Other cash flows received on retained interests (a)	9	24
Purchases of delinquent or foreclosed loans (b)	(262)	(677)
Servicing advances	(575)	(512)
Repayment of servicing advances	615	473

(a)	Represents cash flows received on retained interests other than servicing fees.
(b)	The purchase of delinquent or foreclosed loans was primarily at the Company’s option and not based on a contractual relationship with the securitization trust.

During 2005 (through January 31, 2005), 2004 and 2003, the Company recognized pre-tax gains of $15 million, $228 million and $850 million, respectively, related to the securitization of residential mortgage loans. Such gains are recorded within net revenues on the Company’s Consolidated Statements of Income.

In connection with the spin-off, the Company entered into a mortgage origination venture with PHH to continue to participate in the earnings generated from originating mortgages for customers of its real estate brokerage and relocation businesses. PHH manages this venture and retains all risk related to the servicing asset. During 2005, the venture’s results of operations were not material as the venture did not become operational until fourth quarter 2005.

25.	Selected Quarterly Financial Data—(unaudited)

Provided below is selected unaudited quarterly financial data for 2005 and 2004.

The underlying diluted per share information is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels, market prices and share repurchases. Therefore, the sum of the quarters’ per share information may not equal the total year amounts presented on the Consolidated Statements of Income.

The Vehicle Rental revenue amounts presented below for all periods (with the exception of fourth quarter 2005) have been revised to reflect a gross reporting presentation for vehicle licensing and airport concession fees (see Note 2 — Summary of Significant Accounting Policies for more detailed information). The fourth quarter 2005 amount was originally reported on a gross basis; therefore, revision to this period was not necessary.

	2005

	First (a)	Second	Third	Fourth (b)

Net revenues
Real Estate Services	$1,410	$2,043	$2,068	$1,620
Hospitality Services	395	367	404	361
Timeshare Resorts	368	436	484	447
Vehicle Rental	1,166	1,312	1,530	1,308
Travel Distribution Services	552	661	646	570
Mortgage Services	46	-	-	-
Corporate and Other	17	4	11	10

	$3,954	$4,823	$5,143	$4,316

	2005

	First (a)	Second	Third	Fourth (b)

EBITDA
Real Estate Services	$161	$393	$409	$221
Hospitality Services	125	100	144	80
Timeshare Resorts	40	73	80	96
Vehicle Rental	66	128	173	72
Travel Distribution Services	129	143	160	(332)
Mortgage Services	(181)	-	-	-
Corporate and Other	(39)	(36)	(62)	(38)

	301	801	904	99
Less: Non-program related depreciation and amortization	137	140	134	136
Non-program related interest expense, net	(18)	70	66	71
Amortization of pendings and listings	3	3	6	11

Income (loss) before income taxes and minority interest	$179	$588	$698	$(119)

Income (loss) from continuing operations	$63	$392	$453	$(39)
Income (loss) from discontinued operations, net of tax	(8)	(9)	43	1
Gain (loss) on disposal of discontinued operations, net of tax
Valuation and transaction related charges associated with PHH spin-off	(312)	-	-	-
Gain on disposal of discontinued operations	175	4	3	583
Cumulative effect of accounting change, net of tax	-	-	-	(8)

Net income (loss)	$(82)	$387	$499	$537

Per share information:
Basic
Income (loss) from continuing operations	$0.06	$0.37	$0.44	$(0.04)
Income (loss) from discontinued operations	(0.01)	-	0.04	-
Gain (loss) on disposal of discontinued operations	(0.13)	-	-	0.58
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net income (loss)	$(0.08)	$0.37	$0.48	$0.53

Weighted average shares	1,053	1,050	1,037	1,019

Diluted
Income (loss) from continuing operations	$0.06	$0.37	$0.43	$(0.04)
Income (loss) from discontinued operations	(0.01)	(0.01)	0.04	-
Gain (loss) on disposal of discontinued operations	(0.13)	-	-	0.58
Cumulative effect of accounting change	-	-	-	(0.01)

Net income (loss)	$(0.08)	$0.36	$0.47	$0.53

Weighted average shares	1,079	1,072	1,057	1,019

Cendant common stock market prices:
High	$22.97	$22.37	$22.49	$20.54
Low	$20.33	$19.17	$19.64	$16.50

(a)	Includes a $180 million non-cash valuation charge associated with the PHH spin-off (see Note 24-Spin-off of PHH Corporation) and the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.

(b)	Includes an impairment charge of $425 million ($256 million, after tax) associated with the Company’s travel distribution businesses (see Note 2—Summary of Significant Accounting Policies) and $16 million of separation costs.

	2004 (*)

	First	Second	Third	Fourth

Net revenues
Real Estate Services	$1,216	$1,908	$1,856	$1,572
Hospitality Services	331	320	365	324
Timeshare Resorts	350	381	424	389
Vehicle Rental	1,067	1,191	1,319	1,131
Travel Distribution Services	452	448	437	451
Mortgage Services	152	217	175	156
Corporate and Other	38	11	5	3

	$3,606	$4,476	$4,581	$4,026

EBITDA
Real Estate Services	$131	$383	$379	$238
Hospitality Services	126	120	131	83
Timeshare Resorts	43	58	80	73
Vehicle Rental	68	140	179	80
Travel Distribution Services	124	118	123	101
Mortgage Services	1	58	29	9
Corporate and Other	(5)	(39)	(30)	8

	488	838	891	592
Less: Non-program related depreciation and amortization	111	113	118	141
Non-program related interest expense, net	77	70	32	66
Early extinguishment of debt	-	18	-	-
Amortization of pendings and listings	4	4	5	3

Income before income taxes and minority interest	$296	$633	$736	$382

Income from continuing operations	$200	$420	$497	$248

Income from discontinued operations, net of tax	241	73	96	109
Gain on disposal of discontinued operations, net of tax	-	198	-	-

Net income	$441	$691	$593	$357

Per share information:
Basic
Income from continuing operations	$0.20	$0.41	$0.48	$0.24
Income from discontinued operations	0.23	0.07	0.09	0.10
Gain on disposal of discontinued operations	-	0.20	-	-

Net income	$0.43	$0.68	$0.57	$0.34

Weighted average shares	1,015	1,020	1,036	1,052

	2004 (*)

	First	Second	Third	Fourth

Diluted
Income from continuing operations	$0.19	$0.40	$0.47	$0.23
Income from discontinued operations	0.23	0.07	0.09	0.10
Gain on disposal of discontinued operations	-	0.19	-	-

Net income	$0.42	$0.66	$0.56	$0.33

Weighted average shares	1,059	1,053	1,064	1,079

Cendant common stock market prices:
High	$24.39	$25.07	$24.94	$23.42
Low	$21.74	$21.68	$21.07	$20.02

(*)	Income before income taxes and minority interest for fourth quarter includes a $60 million credit associated with previously established liabilities relating to severance and other termination benefits for which the Company no longer believes it is liable.
26.  TRL Group, Inc.

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

During 2003, Cendant performed a strategic review of the TRL Group membership business, Cendant’s existing membership business and Cendant’s loyalty/insurance marketing business, which provided enhancement packages for financial institutions and marketing for accidental death and dismemberment insurance and certain other insurance products. Upon completion of such review, Cendant concluded that it could achieve certain revenue and expense synergies by combining its loyalty/insurance marketing business with the new-member marketing performed by TRL Group. Additionally, as a result of the adoption of FIN 46, the Company had been consolidating the results of TRL Group since July 1, 2003 even though it did not have managerial control of the entity. Therefore, in an effort to achieve the revenue and expense synergies identified in Cendant’s strategic review and to obtain managerial control over an entity whose results were being consolidated, Cendant and TRL Group agreed to amend their contractual relationship by terminating the contractual rights, intellectual property license and third party administrator arrangements that Cendant had previously entered into with TRL Group in 2001.

In connection with this new relationship, Cendant (i) terminated leases of Cendant assets by TRL Group, (ii) terminated the original third party administration agreement, (iii) entered into a new third party administration agreement whereby Cendant performs fulfillment services for TRL Group, (iv) leased certain TRL Group fixed assets from TRL Group, (v) offered employment to substantially all of TRL Group’s employees and (vi) entered into other incidental agreements. These contracts were negotiated on an arm’s-length basis and have terms that Cendant’s management believes are reasonable from an economic standpoint and consistent with what management would expect from similar arrangements with non-affiliated parties. None of these agreements had an impact on the Company’s Consolidated Financial Statements as the Company continues to consolidate TRL Group subsequent to this transaction. In connection with the transaction, the parties agreed to liquidate and dissolve TRL Group in an orderly fashion when and if the number of TRL Group members decreased below 1.3 million, provided that such dissolution may not occur prior to January 2007. Cendant paid $13 million in cash on January 30, 2004 for the contract termination, regained exclusive access to the various tradenames, trademarks, logos, service marks and other intellectual property that it had previously licensed to TRL Group for its use in marketing to new members and had managerial control of TRL Group through its majority representation on the TRL Group board of directors. TRL Group continued to service and collect membership fees from its members to whom it marketed through January 29, 2004, including their renewals. Cendant provided fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) for TRL Group’s members in exchange for a servicing fee. TRL Group no longer had the ability to market to new members; rather, Cendant marketed to new members under the Trilegiant tradename.

On January 30, 2004, TRL Group had net deferred tax assets of approximately $121 million, which were mainly comprised of net operating loss carryforwards expiring in years 2021, 2022 and 2023. These deferred tax assets were fully reserved for by TRL Group through a valuation allowance, as TRL Group had not been able to demonstrate future profitability due to the large marketing expenditures it incurred (new member marketing has historically been TRL Group’s single largest expenditure). However, given the fact that TRL Group would no longer incur marketing expenses (as they no longer have the ability to market to new members as a result of this transaction), TRL Group determined that it was more likely than not that it would generate sufficient taxable income (as it would continue to recognize revenue from TRL Group’s existing membership base in the form of renewals and the lapsing of the refund privilege period) to utilize its net operating loss carryforwards within the statutory periods. Accordingly, TRL Group reversed the entire valuation allowance of $121 million in January 2004, which resulted in a reduction to the Company’s tax provision relating to discontinued operations during 2004 of $121 million, with a corresponding increase in consolidated net income. The $13 million cash payment the Company made to TRL Group was also recorded by the Company as a component of its discontinued operations’ provision for income taxes line item on the Consolidated Statement of Income for 2004 and partially offsets the $121 million reversal of TRL Group’s valuation allowance.

Immediately following consummation of this transaction, Cendant owned approximately 43% of TRL Group on a fully diluted basis. On October 17, 2005, Cendant completed the sale of the Marketing Services division, including TRL Group, to Affinion for approximately $1.8 billion, of which approximately $1.7 billion represented cash (see Note 3 — Discontinued Operations for more detailed information).

During the period from January 1, 2004 through January 30, 2004 (the date on which Cendant executed various contracts that provided it managerial control of TRL Group), TRL Group contributed revenues of $44 million and expenses of $39 million (on a stand-alone basis before eliminations of intercompany entries in consolidation) to discontinued operations.

For the period July 1, 2003 through December 31, 2003 (post consolidation), TRL Group contributed revenues and expenses of $241 million and $256 million, respectively (on a stand-alone basis before eliminations of intercompany entries in consolidation), to discontinued operations. The consolidation of TRL Group resulted in a non-cash charge of $293 million ($0.27 per diluted share) recorded on July 1, 2003 as a cumulative effect of the accounting change. The results for 2003 further reflect revenues and expenses recorded by the Company within discontinued operations for the period January 1, 2003 through June 30, 2003 (prior to the consolidation of TRL Group) in connection with the outsourcing arrangement. The Company recorded revenues of $33 million (representing royalties, licensing and leasing fees and travel agency fees) and net expenses of $76 million (relating to fulfillment services and the amortization of the marketing advance made in 2001) within discontinued operations for such period.

27.  Subsequent Events
       Acquisition of Texas Title Entities

On January 6, 2006, the Company completed the acquisition of multiple title companies in Texas in a single transaction for $93 million. These entities provide title and closing services, including title searches, title insurance, home sale escrow and other closing services.
       Asset—Backed Note Issuance

On January 19, 2006, the Company issued $600 million of asset-backed notes under its vehicle rental program. The issuance consisted of five-year floating rate notes currently bearing interest at LIBOR plus 22 basis points.
       Declaration of Dividends

On February 9, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per common share payable on March 14, 2006 to stockholders of record as of February 27, 2006.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 20, 2004).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

4.2	Indenture, dated as of February 24, 1998, between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 333-45227, filed on January 29, 1998).

4.3	Form of 6 7/8% Note due 2006 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on November 2, 2001).

4.4	Indenture, dated as of January 13, 2003, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 17, 2003).

4.5	Form of 6.250% Senior Note due 2008 and Form of 7.375% Senior Note due 2013 (Incorporated by reference to Exhibits 4.2 and 4.3, respectively, to the Company’s Current Report on Form 8-K dated January 17, 2003).

4.6	Form of 6.25% Senior Note due 2010 and Form of 7.125% Senior Note due 2015 (Incorporated by reference to Exhibits 4.2 and 4.3, respectively, to the Company’s Current Report on Form 8-K dated March 13, 2003).

4.7	Fourth Supplemental Indenture, dated as of July 27, 2001, to the Indenture, dated as of February 24, 1998, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee (pursuant to which the 4.89% Senior Notes (formerly the 6.75% Senior Notes making up a portion of the Upper DECS) were issued) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 1, 2001) (Includes Form of 4.89% Note).

10.1(a)	Amended and Extended Employment Agreement dated as of July 1, 2002 by and between Cendant Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.1(b)	First Amendment to Amended and Extended Employment Agreement of Henry R. Silverman, dated July 28, 2003 (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.1(c)	Second Amendment to Amended and Extended Employment Agreement dated August 20, 2004 by and between Cendant Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2004).

10.1(d)	Third Amendment to Amended and Extended Employment Agreement of Henry R. Silverman dated January 21, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2005).

10.2(a)	Agreement with Stephen P. Holmes, dated as of May 27, 1997 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).

Exhibit No.	Description

10.2(b)	Amendment to Agreement with Stephen P. Holmes, dated January 11, 1999 (Incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999, File No. 1-10308).

10.2(c)	Amendment to Agreement with Stephen P. Holmes, dated January 3, 2001 (Incorporated by reference to Exhibit 10.2(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 dated April 1, 2002).

10.2(d)	Letter Agreement of Stephen P. Holmes, dated May 2, 2003 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.3(a)	Agreement with James E. Buckman, dated as of May 27, 1997 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).

10.3(b)	Amendment to Agreement with James E. Buckman, dated January 11, 1999 (Incorporated by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999, File No. 1-10308).

10.3(c)	Amendment to Agreement with James E. Buckman, dated January 3, 2001 (Incorporated by reference to Exhibit 10.3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 dated April 1, 2002).

10.3(d)	Letter Agreement of James E. Buckman, dated May 2, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.4	Amended and Restated Employment Agreement of Richard Smith, dated June 30, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.5	Employment Agreement with Ronald L. Nelson, dated April 14, 2003 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 16, 2003).

10.6(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarterly period ended October 31, 1996 dated December 13, 1996, File No. 1-10308).

10.6(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.7	Galileo International 1999 Equity and Performance Incentive Plan (Incorporated by reference to Galileo International, Inc.’s Registration Statement on Form S-8, File No. 333-77421, dated April 30, 1999).

10.8	Trendwest Resorts, Inc. 1997 Employee Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-89686, dated June 3, 2002).

10.9(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997 dated June 16, 1997, File No. 1-10308).

10.9(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

Exhibit No.	Description

10.9(c)	Amendment to 1997 Stock Option Plan dated March 19, 2002 (Incorporated by reference to Exhibit 10.11(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).

10.10(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).

10.10(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.10(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.10(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.11(a)	HFS Incorporated’s Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to HFS Incorporated’s Registration Statement on Form S-8, Registration No. 33-83956).

10.11(b)	First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995 (Incorporated by reference to Exhibit 4.1 to HFS Incorporated’s Registration Statement on Form S-8, Registration No. 33-094756).

10.11(c)	Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(b) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).

10.11(d)	Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(c) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).

10.11(e)	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996 (Incorporated by reference to Exhibit 4.5 to HFS Incorporated’s Registration Statement on Form S-8, Registration No. 333-06733).

10.11(f)	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).

10.11(g)	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).

10.11(h)	Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated April 30, 1997 (Incorporated by reference to Exhibit 10.17(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 dated March 31, 1998, File No. 1-10308).

10.11(i)	Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 27, 1997 (Incorporated by reference to Exhibit 10.17(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 dated March 31, 1998, File No. 1-10308).

10.12(a)	1997 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998).

Exhibit No.	Description

10.12(b)	Amendment to 1997 Employee Stock Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).

10.13(a)	Cendant Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29,1999, File No. 1-10308).

10.13(b)	First Amendment to Cendant Corporation Deferred Compensation Plan.

10.14	Amendment to Certain Stock Plans (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 5, 2003).

10.15	1999 Broad-Based Employee Stock Option Plan, including the Third Amendment dated March 19, 2002, Second Amendment dated April 2, 2001 and First Amendment dated March 29, 1999 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).

10.16	Amendment to Various Equity-Based Plans.

10.17	2004 Performance Metric Long Term Incentive Plan, as amended and restated as of July 19, 2005 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated July 22, 2005).

10.18	Form of Award Agreement for the 2004 Performance Metric Long Term Incentive Plan and the 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2005).

10.19	Employee Retention Letter—LTIP Vesting (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.20	Cendant Corporation 2003 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.21	Cendant Corporation Executive Officer Supplemental Life Insurance Program (Incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).

10.22	Five Year Competitive Advance and Revolving Credit Agreement dated as of November 22, 2004 among Cendant Corporation, as Borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Bank of Nova Scotia, Barclays Bank Plc, Calyon New York Branch and Citibank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 23, 2004).

10.23	Three Year Asset-Linked Revolving Credit Agreement, dated as of June 17, 2004, among Cendant Corporation, as Borrower, the Lenders referred to therein, Bank of America, N.A., as Administrative Agent and Citicorp USA, Inc., as Syndication Agent, Banc of America Securities LLC and Citigroup Global Markets Inc., as Co-Lead Arrangers and Co-Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.24	Cendant Amended and Restated 1999 Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 29, 2005).

Exhibit No.	Description

10.25	First Amendment to Cendant Corporation 1999 Non-Employee Directors Deferred Compensation Plan, as Amended and Restated as of January 22, 2006.

10.26	Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.27	Supplemental Indenture No. 1 dated as of December 23, 2005, between Cendant Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.28(a)	Amended and Restated Series 2004-1 Supplement dated as of March 29, 2005, among Cendant Rental Car Funding (AESOP) LLC, as Issuer, Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.), as Administrator, Mizuho Corporate Bank, Ltd., as Administrative Agent, Bayerische Landesbank New York Branch, as Syndication Agent, Calyon Cayman Islands Branch, as Documentation Agent, certain financial institutions, as Purchasers and The Bank of New York, as Trustee and Series 2004-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 31, 2005).

10.28(b)	Second Amendment dated as of December 23, 2005 to the Amended and Restated Series 2004-1 Supplement, dated as of March 29, 2005, among Cendant Rental Car Funding (AESOP) LLC, as Issuer, Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.), as Administrator, Mizuho Corporate Bank, Ltd., as Administrative Agent, Bayerische Landesbank New York Branch, as Syndication Agent, Calyon Cayman Islands Branch, as Documentation Agent, certain financial institutions, as Purchasers and The Bank of New York, as Trustee and Series 2004-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee.

10.29(a)	Series 2005-1 Supplement dated as of February 25, 2005, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee and Series 2005-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2005).

10.29(b)	First Amendment dated as of December 23, 2005 to the Series 2005-1 Supplement dated as of February 25, 2005, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee and Series 2005-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee.

10.30(a)	Series 2005-4 Supplement dated as of June 1, 2005, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee and as Series 2005-4 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005).

Exhibit No.	Description

10.30(b)	First Amendment dated as of December 23, 2005 to the Series 2005-4 Supplement dated as of June 1, 2005, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee and Series 2005-4 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC and The Bank of New York, as Trustee.

10.31	Series 2006-1 Supplement dated as of January 19, 2006, between Cendant Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York, as Trustee and as Series 2006-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.32(a)	Second Amended and Restated Loan Agreement dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as a Permitted Nominee and Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Lender (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.32(b)	First Amendment to the Second Amended and Restated Loan Agreement dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as Permitted Nominee and Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II LLC), as Lender (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.33(a)	Second Amended and Restated Master Motor Vehicle Operating Lease Agreement dated as of June 3, 2004, between AESOP Leasing L.P., as Lessor and Cendant Rental Car Group, Inc., as Lessee and as Administrator (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.33(b)	First Amendment to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement dated as of December 23, 2005, between AESOP Leasing L.P., as Lessor and Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.), as Lessee and as Administrator (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.34	Second Amended and Restated Administration Agreement dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC, AESOP Leasing, L.P., AESOP Leasing Corp. II, Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), Budget Rent A Car System, Inc., Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) and The Bank of New York, as Trustee.

10.35	Assignment and Assumption Agreement dated as of June 3, 2004, among Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), Avis Group Holdings, LLC (formerly known as Avis Group Holdings, Inc.) and Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.)

Exhibit No.	Description

10.36(a)	Amended and Restated Series 2000-2 Supplement dated as of June 29, 2001, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2000-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.24 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).

10.36(b)	Fourth Amendment dated as of December 23, 2005 to the Amended and Restated Series 2000-2 Supplement dated as of June 29, 2001, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York as the Trustee and Series 2000-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York, as Trustee.

10.37(a)	Amended and Restated Series 2001-2 Supplement dated as of June 29, 2001, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2001-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.28 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).

10.37(b)	Fourth Amendment dated as of December 23, 2005 to the Amended and Restated Series 2001-2 Supplement dated as of June 29, 2001, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2001-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York, as Trustee.

10.38(a)	Series 2002-1 Supplement dated as of July 25, 2002, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2002-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.4 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 6, 2003).

10.38(b)	Third Amendment dated as of December 23, 2005 to the Series 2002-1 Supplement dated as of July 25, 2002, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2002-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York, as Trustee.

10.39(a)	Amended and Restated Series 2002-2 Supplement dated as of November 22, 2002, among Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.), as assignee of Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), as Servicer, JPMorgan Chase Bank, National Association (formerly known as JPMorgan Chase Bank), as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks, and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.6 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 6, 2003).

Exhibit No.	Description

10.39(b)	Fourth Amendment dated as of November 30, 2005 to the Amended and Restated Series 2002-2 Supplement dated as of November 22, 2002, among Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), as Administrator, certain CP Conduit Purchasers, certain APA Banks and the Funding Agents named therein and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee.

10.39(c)	Fifth Amendment dated as of December 23, 2005 to the Amended and Restated Series 2002-2 Supplement dated as of November 22, 2002, among Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), as Administrator, certain CP Conduit Purchasers, certain APA Banks and the Funding Agents named therein and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee.

10.40(a)	Series 2003-1 Supplement dated as of January 28, 2003, among Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, Cendant Corporation, as Purchaser and The Bank of New York, as Trustee and Series 2003-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.12 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 14, 2003).

10.40(b)	Second Amendment dated as of December 23, 2005 to the Series 2003-1 Supplement dated as of January 28, 2003, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, Cendant Corporation, as Purchaser, and The Bank of New York, as Trustee and Series 2003-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee.

10.40(c)	Third Amendment dated as of January 27, 2006 to the Series 2003-1 Supplement dated as of January 28, 2003, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, Cendant Corporation, as Purchaser, and The Bank of New York, as Trustee and Series 2003-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee.

10.41(a)	Series 2003-2 Supplement dated as of March 6, 2003 between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2003-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.11 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 14, 2003).

10.41(b)	Second Amendment dated as of December 23, 2005 to the Series 2003-2 Supplement dated as of March 6, 2003, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2003-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York, as Trustee.

Exhibit No.	Description

10.42(a)	Series 2003-3 Supplement dated as of May 6, 2003, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2003-3 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.14 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 23, 2004).

10.42(b)	Second Amendment dated as of December 23, 2005 to the Series 2003-3 Supplement dated as of May 6, 2003, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2003-3 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee.

10.43(a)	Series 2003-4 Supplement dated as of June 19, 2003, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.2 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 13, 2003).

10.43(b)	Second Amendment dated as of December 23, 2005 to the Series 2003-4 Supplement dated as of June 19, 2003, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee.

10.44(a)	Series 2003-5 Supplement dated as of October 9, 2003, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2003-5 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).

10.44(b)	Second Amendment dated as of December 23, 2005 to the Series 2003-5 Supplement dated as of October 9, 2003, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2003-5 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee.

10.45(a)	Series 2004-2 Supplement dated as of February 18, 2004, among Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer and The Bank of New York, as Trustee and Series 2004-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 dated May 3, 2004).

10.45(b)	Second Amendment dated as of December 23, 2005 to the Series 2004-2 Supplement dated as of February 18, 2004, between Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, and The Bank of New York, as Trustee and Series 2004-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee.

Exhibit No.	Description

10.46(a)	Series 2004-4 Supplement dated as of November 30, 2004, among Cendant Rental Car Funding (AESOP) LLC, as Issuer, Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) as assignee of Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc), as Servicer, JPMorgan Chase Bank, National Association (formerly known as JPMorgan Chase Bank), as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks, and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee.

10.46(b)	First Amendment dated as of December 23, 2005 to the Series 2004-4 Supplement dated as of November 30, 2004, among Cendant Rental Car Funding (AESOP) LLC, as Issuer, Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) as assignee of Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), as Servicer, JPMorgan Chase Bank, National Association (formerly known as JPMorgan Chase Bank), as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks, and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee.

10.47	Master Indenture and Servicing Agreement, dated as of August 29, 2002 and Amended and Restated as of November 14, 2005, by and among Cendant Timeshare Conduit Receivables Funding, LLC, as Issuer, Cendant Timeshare Resort Group-Consumer Finance, Inc., as Master Servicer, and Wachovia Bank, National Association, as Trustee and Collateral Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 17, 2005).

10.48	Series 2002-1 Supplement, dated as of August 29, 2002 and Amended and Restated as of November 14, 2005, to Master Indenture and Servicing Agreement, dated as of August 29, 2002, among Cendant Timeshare Conduit Receivables Funding, LLC, as Issuer, Cendant Timeshare Resort Group—Consumer Finance, Inc., as Master Servicer, and Wachovia Bank, National Association, as Trustee and Collateral Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 17, 2005).

10.49	Master Loan Purchase Agreement, dated as of August 29, 2002 and Amended and Restated as of November 14, 2005, by and between Cendant Timeshare Resort Group-Consumer Finance, Inc., as Seller and Fairfield Resorts, Inc., as Co-Originator and Fairfield Myrtle Beach, Inc., as Co-Originator and Kona Hawaiian Vacation Ownership, LLC, as an Originator and Shawnee Development, Inc., as an Originator and Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Subsidiary and Palm Vacation Group and Ocean Ranch Vacation Group, each as VB Partnership and Sierra Deposit Company, LLC., as Purchaser (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 17, 2005).

10.50	Series 2002-1 Supplement, dated as of August 29, 2002 and Amended and Restated as of November 14, 2005, to Master Loan Purchase Agreement, dated as of August 29, 2002, by and between Cendant Timeshare Resort Group-Consumer Finance, Inc., as Seller, Fairfield Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, Kona Hawaiian Vacation Ownership, LLC, as an Originator, Shawnee Development, Inc., as an Originator, Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB subsidiary, and Palm Vacation Group and Ocean Ranch Vacation Group, each as VB Partnership and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 17, 2005).

Exhibit No.	Description

10.51	Master Loan Purchase Agreement, dated as of August 29, 2002, Amended and Restated as of November 14, 2005, by and between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC as Purchaser (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 17, 2005).

10.52	Series 2002-1 Supplement, dated as of August 29, 2002 and amended as of November 14, 2005 to the Master Loan Purchase Agreement dated as of August 29, 2002, by and between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 17, 2005).

10.53	Master Pool Purchase Agreement, dated as of August 29, 2002, amended and restated as of November 14, 2005, by and between, Sierra Deposit Company, LLC, as Depositor and Cendant Timeshare Conduit Receivables Funding, LLC, as Issuer (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated November 17, 2005).

10.54	Indenture and Servicing Agreement dated as of March 31, 2003 by and among Sierra 2003-1 Receivables Funding Company, LLC, as Issuer and Fairfield Acceptance Corporation—Nevada**, as Servicer and Wachovia Bank, National Association, as Trustee and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 9, 2003).

10.55	Indenture and Servicing Agreement dated as of December 5, 2003 by and among Sierra 2003-2 Receivables Funding Company, LLC, as Issuer and Fairfield Acceptance Corporation—Nevada**, as Servicer and Wachovia Bank, National Association, as Trustee and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).

10.56	Indenture and Servicing Agreement, dated as of May 27, 2004, by and among Cendant Timeshare 2004-1 Receivables Funding, LLC, as Issuer, and Fairfield Acceptance Corporation—Nevada**, as Servicer, and Wachovia Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.57	Indenture and Servicing Agreement, dated as of August 11, 2005, by and among Cendant Timeshare 2005-1 Receivables Funding, LLC, as Issuer, Cendant Timeshare Resort Group-Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2005).

10.58(a)	Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of August 22, 2002 (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.58(b)	First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of September 10, 2002 (Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.59	Share Purchase Agreement among Cendant Corporation, Cendant Travel Services Limited, David Babai, Uzi Kattan, Edward Faith, Murray Sweet and Bernard Bialylew dated December 16, 2004 for the purchase of Donvand Limited and Octopustravel Group Limited (Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 dated March 1, 2005).

Exhibit No.	Description

10.60	Agreement and Plan of Merger, dated September 29, 2004, by and among Cendant Corporation, Robertson Acquisition Corporation and Orbitz, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 29, 2004).

10.61	Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.62	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 4,
2005). ***

10.63	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.64	Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2005).***

10.65	Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation, as originator and Cendant Mobility Financial Corporation, as buyer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.66	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation, as originator and seller, and Apple Ridge Services Corporation as buyer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.67	Transfer and Servicing Agreement dated as of April 25, 2000, by and between Apple Ridge Services Corporation, as transferor, Cendant Mobility Services Corporation, as originator and servicer, Cendant Mobility Financial Corporation, as originator and Apple Ridge Funding LLC (now known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC), as transferee and Bank One, National Association (now JPMorgan Chase Bank, National Association), as indenture trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.68	Performance Guaranty dated as of April 25, 2000 executed by PHH Corporation in favor of Cendant Mobility Financial Corporation and Apple Ridge Funding LLC (now known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.69	Assignment and Assumption Agreement Relating to Performance Guaranty entered into December 20, 2004 by PHH Corporation and Cendant Corporation and was agreed and consented to and accepted by Cendant Mobility Financial Corporation, Apple Ridge Funding LLC (now known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC) and JPMorgan Chase Bank, National Association, as indenture trustee (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 3, 2005).

Exhibit No.	Description

10.70	Omnibus Amendment, Agreement and Consent entered into December 20, 2004 among Cendant Mobility Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC (now known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC), JPMorgan Chase Bank, National Association, as indenture trustee, The Bank of New York, as paying agent, the insurer and series enhancer and the then existing commercial paper conduits and banks as noteholders or committed purchasers (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.71	Second Omnibus Amendment, Agreement and Consent entered into January 31, 2005 among Cendant Mobility Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Services Corporation, Cendant Mobility Client-Backed Relocation Receivables Funding LLC, JPMorgan Chase Bank, National Association, as indenture trustee, The Bank of New York, as paying agent, the insurer and series enhancer and the then existing commercial paper conduits and banks as noteholders or committed purchasers (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.72	Indenture Supplement dated as of January 31, 2005 among Cendant Mobility Client-Backed Relocation Receivables Funding LLC, JPMorgan Chase Bank, National Association, as indenture trustee, and The Bank of New York, as paying agent, authentication agent, transfer agent and registrant (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated February 3, 2005).

10.73	Cendant Corporation Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 26, 2005).

10.74	Commercial Paper Dealer agreement between Cendant Corporation, as Issuer and Banc of America Securities LLC, as Dealer, dated as of March 30, 2005 (Incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K dated March 31, 2005).

10.75	Commercial Paper Dealer agreement between Cendant Corporation, as Issuer and J.P. Morgan Securities Inc., as Dealer, dated as of March 30, 2005 (Incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K dated March 31, 2005).

10.76	Commercial Paper Dealer agreement between Cendant Corporation, as Issuer and Citigroup Global Markets Inc., as Dealer, dated as of March 30, 2005 (Incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K dated March 31, 2005).

10.77	Issuing and Paying Agency Agreement dated March 30, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 31, 2005).

10.78	Form of TRAC Participation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.79	Form of TRAC Lease (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.80	Form of TRAC Guaranty (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.81(a)	Purchase Agreement by and among Cendant Corporation, Affinity Acquisition, Inc. and Affinity Acquisition Holdings, Inc. dated as of July 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

Exhibit No.	Description

10.81(b)	Amendment No. 1 dated as of October 17, 2005 to the Purchase Agreement dated as of July 26, 2005 by and among Cendant Corporation, Affinity Acquisition, Inc. (now known as Affinion Group, Inc. ) and Affinity Acquisition Holdings, Inc. (now known as Affinion Group Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).***

10.82	WTH Funding Limited Partnership Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc., Budgetcar Inc., STARS Trust and Bay Street Funding Trust dated April 20, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 dated August 2, 2005).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Sierra Receivables Funding Company, LLC is now known as Cendant Timeshare Conduit Receivables Funding, LLC.

**	Fairfield Acceptance Corporation—Nevada is now known as Cendant Timeshare Resort Group—Consumer Finance, Inc.

***	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.