Form 10-Q
period 2006-03-31
CENDANT CORP
filed 2006-05-03
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]         No [X]
The number of shares outstanding of the issuer’s common stock was 1,000,238,067 shares as of March 31, 2006.

FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

—	terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C. and the July 2005 bombings in London, which may negatively affect the travel and transportation industries and our financial results and which could also result in a disruption in our business;

—	the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;

—	the effects of a decline in travel, due to political instability, adverse economic conditions, pandemics, substantial increases in fuel prices or otherwise, on our travel related businesses;

—	the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our real estate related businesses;

—	the effects of changes in current interest rates, particularly on our real estate franchise and real estate brokerage businesses;

—	the final resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities (which were discovered and addressed in 1998);

—	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

—	competition in our existing and potential future lines of business and the financial resources of, and products offered by, competitors;

—	our failure to reduce quickly our substantial technology costs and other overhead costs, if required, in response to a reduction in revenue in any future period, particularly with respect to our reservations systems, and in our global distribution systems, vehicle rental and real estate brokerage businesses;

—	our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster or other business interruption;

—	our ability to successfully integrate and operate acquired and merged businesses and risks associated with such businesses, including the acquisitions of ebookers plc and Gullivers Travel Associates, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

—	our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

—	in relation to our assets under management programs, (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for certain of our securitization facilities and to act as servicer thereto;

—	competitive and pricing pressures in the travel industry, including the car rental and global distribution services industries;

—	changes in the vehicle manufacturer arrangements in our Avis and Budget car rental business, including but not limited to the failure of the manufacturers to meet their obligations under repurchase arrangements, or changes in the credit quality of such vehicle manufacturers, each of which could have a material adverse effect on our results and the principal financing program for our car rental business;

—	filing of bankruptcy by, or the loss of business from, any of our significant customers or suppliers, including our airline customers, and the ultimate disposition of any such bankruptcy, including the bankruptcy reorganization of Delta Air Lines, Inc. and Northwest Airlines Corporation;

—	changes in laws and regulations, including changes in global distribution services rules, telemarketing and timeshare sales regulations and real estate related regulations, state, federal and international tax laws and privacy policy regulation;

—	changes in accounting principles and/or business practices that may result in changes in the method in which we account for transactions and may affect comparability between periods and changes to the estimates and assumptions that we use to prepare our financial statements due to subsequent developments, such as court or similar rulings and actual experience; and

—	substantial damage to, or interruption of business related to, our timeshare properties, our rental cars or hotel properties of our franchisees due to natural disasters, such as hurricanes, floods, fires or earthquakes.
In addition, you should understand that the following important factors and assumptions could affect the timing and implementation of our plan to separate into four independent entities (including a possible sale of our Travel Distribution business), could affect our future results, as well as the future results of each of the independent companies formed as a result of the proposed separation, and could cause actual results to differ materially from those expressed in our forward-looking statements:

—	risks inherent in the contemplated separation and related transactions, including risks related to increased borrowings, and costs related to the proposed transaction (including a possible sale of our Travel Distribution business);

—	changes in business, political and economic conditions in the U.S. and in other countries in which Cendant and its companies currently do business;

—	changes in Cendant’s overall operating performance and changes in the operating performance of any of Cendant’s business segments;

—	access to financing sources, required changes to existing financings, and changes in credit ratings, including those that may result from the proposed transaction;

—	the ability of Cendant to obtain the financing necessary to consummate all or a portion of the transaction;

—	new costs, which may be greater than the general corporate overhead expenses currently allocated, due to each of the separating companies being operated as a stand-alone company, rather than as part of an integrated group;

—	the terms of agreements among the separating companies, including the allocations of assets and liabilities, including contingent liabilities and guarantees, and commercial arrangements;

—	increased demands on Cendant’s management team as a result of executing the proposed transactions, in addition to their regular day-to-day management responsibilities; and

—	our ability to complete all or a portion of the contemplated separation plan and related transactions (including a possible sale of our Travel Distribution business), which will be subject to certain conditions precedent, including final approval by our Board of Directors, negotiation and execution of definitive agreements, receipt of tax opinions of counsel, receipt of solvency opinions and the filing and effectiveness of registration statements.
Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.
You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” in Item 1A of our 2005 Annual Report on Form 10-K, including the “Risk Factors” which have been updated under the heading “Risk Factors” in Item 1A below, in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Cendant Corporation
New York, New York
We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the “Company”) as of March 31, 2006, the related consolidated condensed statement of stockholders’ equity for the three-month period ended March 31, 2006, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 1 to the consolidated condensed interim financial statements, as of January 1, 2006 the Company adopted the provisions for accounting for real estate time-sharing transactions.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2006, we expressed an unqualified opinion (which included an explanatory paragraph relating to the adoption of the consolidation provisions for variable interest entities during 2003, as discussed in Note 2 to the consolidated financial statements, and an explanatory paragraph with respect to the change in presentation in 2005 of the consolidated statement of cash flows to present separate disclosure of cash flows from operating, investing, and financing activities of discontinued operations and the retroactive revision of the statements of cash flows for the years ended December 31, 2004 and 2003, for the change, as discussed in Note 1 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
New York, New York
May 2, 2006

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,

	2006	2005

Revenues
Service fees and membership, net	$2,884	$2,756
Vehicle-related	1,319	1,166
Other	14	32

Net revenues	4,217	3,954

Expenses
Operating	2,473	2,329
Vehicle depreciation, lease charges and interest, net	421	324
Marketing and reservation	477	424
General and administrative	396	336
Non-program related depreciation and amortization	138	137
Non-program related interest expense (income), net	70	(18)
Acquisition and integration related costs:
Amortization of pendings and listings	6	3
Other	1	11
Separation costs	43	–
Restructuring and transaction-related charges	–	49
Valuation charge associated with PHH spin-off	–	180

Total expenses	4,025	3,775

Income before income taxes and minority interest	192	179
Provision for income taxes	57	115
Minority interest, net of tax	–	1

Income from continuing operations	135	63
Loss from discontinued operations, net of tax	–	(8)
Gain (loss) on disposal of discontinued operations, net of tax:
PHH valuation and transaction-related charges	–	(312)
Gain (loss) on disposals	(1)	175

Income (loss) before cumulative effect of accounting changes	134	(82)
Cumulative effect of accounting changes, net of tax	(64)	–

Net income (loss)	$70	$(82)

Earnings per share
Basic
Income from continuing operations	$0.13	$0.06
Net income (loss)	0.07	(0.08)
Diluted
Income from continuing operations	$0.13	$0.06
Net income (loss)	0.07	(0.08)
See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$445	$835
Restricted cash	70	71
Receivables, net	1,417	1,271
Deferred income taxes	685	604
Other current assets	943	645

Total current assets	3,560	3,426

Property and equipment, net	1,774	1,791
Deferred income taxes	598	649
Goodwill	12,185	12,026
Other intangibles, net	3,265	3,241
Other non-current assets	595	560

Total assets exclusive of assets under programs	21,977	21,693

Assets under management programs:
Program cash	159	126
Relocation receivables	828	855
Vehicle-related, net	8,951	8,485
Timeshare-related, net	2,677	2,723
Vacation rental	219	216
Other	12	6

	12,846	12,411

Total assets	$34,823	$34,104

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$4,232	$4,314
Current portion of long-term debt	1,281	1,021
Deferred income	644	382

Total current liabilities	6,157	5,717

Long-term debt	2,834	2,915
Deferred income	280	279
Other non-current liabilities	1,257	1,292

Total liabilities exclusive of liabilities under programs	10,528	10,203

Liabilities under management programs:
Debt	3,775	3,716
Debt due to Cendant Rental Car Funding (AESOP) LLC—related party	7,513	6,957
Deferred income taxes	1,768	1,723
Other	141	214

	13,197	12,610

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	–	–
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,351,982,190 and 1,350,852,215 shares	14	14
Additional paid-in capital	12,040	12,009
Retained earnings	5,903	5,946
Accumulated other comprehensive income	66	40
CD treasury stock, at cost—351,744,123 and 339,246,211 shares	(6,925)	(6,718)

Total stockholders’ equity	11,098	11,291

Total liabilities and stockholders’ equity	$34,823	$34,104

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,

	2006	2005

Operating Activities
Net income (loss)	$70	$(82)
Adjustments to arrive at income from continuing operations	65	145

Income from continuing operations	135	63
Adjustments to reconcile income from continuing operations to net cash provided by operating activities exclusive of management programs:
PHH valuation charge	–	180
Non-program related depreciation and amortization	138	137
Amortization of pendings and listings	6	3
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(105)	(225)
Income taxes and deferred income taxes	(44)	93
Accounts payable and other current liabilities	(95)	21
Other, net	(24)	20

Net cash provided by operating activities exclusive of management programs	11	292

Management programs:
Vehicle depreciation	317	250
Amortization and impairment of mortgage servicing rights	–	101
Net loss on mortgage servicing rights and related derivatives	–	(83)
Origination of timeshare-related assets	(244)	(241)
Principal collection of investment in timeshare-related assets	160	146
Origination of mortgage loans	–	(2,062)
Proceeds on sale of and payments from mortgage loans held for sale	–	2,150
Other	(1)	5

	232	266

Net cash provided by operating activities	243	558

Investing Activities
Property and equipment additions	(93)	(78)
Net assets acquired, net of cash acquired, and acquisition-related payments	(156)	(455)
Proceeds received on asset sales	14	6
Proceeds from dispositions of businesses, net of transaction-related payments	(19)	958
Other, net	(6)	26

Net cash provided by (used in) investing activities exclusive of management programs	(260)	457

Management programs:
Increase in program cash	(33)	(143)
Investment in vehicles	(3,932)	(3,270)
Payments received on investment in vehicles	3,091	1,777
Equity advances on homes under management	(1,028)	(1,003)
Repayment of advances on homes under management	1,058	1,000
Additions to mortgage servicing rights	–	(23)
Cash received on derivatives related to mortgage servicing rights, net	–	44
Other, net	(7)	(9)

	(851)	(1,627)

Net cash used in investing activities	(1,111)	(1,170)

Financing Activities
Principal payments on borrowings	(7)	(63)
Net short-term borrowings	218	660
Issuances of common stock	22	120
Repurchases of common stock	(243)	(231)
Payment of dividends	(113)	(96)
Cash reduction due to spin-off of PHH	–	(259)
Other, net	(2)	2

Net cash provided by (used in) financing activities exclusive of management programs	(125)	133

Management programs:
Proceeds from borrowings	3,794	3,846
Principal payments on borrowings	(3,229)	(2,451)
Net change in short-term borrowings	43	(39)
Other, net	(4)	(6)

	604	1,350

Net cash provided by financing activities	479	1,483

Effect of changes in exchange rates on cash and cash equivalents	(1)	(27)
Cash provided by (used in) discontinued operations (Revised—See Note 1)
Operating activities	–	172
Investing activities	–	(186)
Financing activities	–	46
Effect of exchange rate changes	–	(2)

	–	30

Net increase (decrease) in cash and cash equivalents	(390)	874
Cash and cash equivalents, beginning of period	835	467

Cash and cash equivalents, end of period	$445	$1,341

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2006	1,351	$14	$12,009	$5,946	$40	(339)	$(6,718)	$11,291
Comprehensive income:

Net income	–	–	–	70	–	–	–

Currency translation adjustment, net of tax of $7	–	–	–	–	4	–	–

Unrealized gains on cash flow hedges, net of tax of $13	–	–	–	–	22	–	–

Total comprehensive income								96

Net activity related to restricted stock units	–	–	15	–	–	–	–	15

Exercise of stock options	1	–	2	–	–	1	20	22

Tax benefit from exercise of stock options	–	–	5	–	–	–	–	5

Repurchases of CD common stock	–	–	–	–	–	(14)	(243)	(243)

Payment of dividends	–	–	–	(113)	–	–	–	(113)

Other	–	–	9	–	–	–	16	25

Balance at March 31, 2006	1,352	$14	$12,040	$5,903	$66	(352)	$(6,925)	$11,098

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

The Company operates in the following business segments:

—	Realogy (formerly known as the Real Estate Services segment)—franchises the real estate brokerage businesses of four residential and one commercial brands, provides real estate brokerage services, facilitates employee relocations and provides home buyers with title and closing services.

—	Hospitality Services—franchises nine lodging brands, facilitates the exchange of vacation ownership intervals and markets vacation rental properties.

—	Timeshare Resorts—markets and sells vacation ownership interests, provides property management services to property owners’ associations, provides consumer financing to individuals purchasing vacation ownership interests and develops resort properties.

—	Avis Budget Group (formerly known as the Vehicle Rental segment)—operates and franchises the Company’s car and truck rental brands.

—	Travel Distribution Services—provides global distribution services for the travel industry, corporate and consumer online travel services and travel agency services.

—	Mortgage Services—provided home buyers with mortgage lending services through January 31, 2005 (see Note 17—Spin-off of PHH Corporation).

In presenting the Consolidated Condensed Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The Company made a reclassification to reflect an immaterial correction to prior year vehicle-related revenues and operating expenses to conform to the current year gross reporting presentation for vehicle licensing and airport concession fees, which resulted in additional vehicle-related revenues and operating expenses of $77 million in first quarter 2005. Such amounts had been previously presented on a net basis. This correction had no effect on previously reported pretax income. Additionally, for first quarter 2005, the Company has separately disclosed the operating, investing and financing portions of cash flows attributable to its discontinued operations (as described in more detail below), which in prior periods were reported on a combined basis as a single amount. These financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K filed on March 1, 2006.

Discontinued Operations. In January 2005, the Company completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of the common stock of PHH Corporation (“PHH”) to the Company’s stockholders. In February 2005, the Company completed an initial public offering of Wright Express Corporation, its former fuel card subsidiary, and in October 2005, the Company sold its former Marketing Services division, which was comprised of its individual membership and loyalty/insurance marketing businesses. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the account balances and activities of Wright Express, the former fleet leasing and appraisal businesses, and the former Marketing Services division have been segregated and reported as discontinued operations for all periods presented. The Company’s former mortgage business cannot be classified as a discontinued operation due to the Company’s participation in a mortgage origination venture that was established with PHH in connection with the spin-off (see Note 17—Spin-off of PHH Corporation for more information on the venture). Summarized financial data for the aforementioned disposed businesses are provided in Note 2—Discontinued Operations.

Management Programs. The Company presents separately the financial data of its management programs. These programs are distinct from the Company’s other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in the Company’s vehicle rental, relocation, and vacation ownership and rental businesses, assets under management programs are funded through borrowings under asset-backed funding or other similar arrangements. Such borrowings are classified as debt under management programs. Additionally, through January 31, 2005, in the Company’s former mortgage services business, assets under management programs were funded through borrowings under asset-backed funding arrangements or unsecured borrowings at its former PHH subsidiary. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company’s management programs. The Company believes it is appropriate to segregate the financial data of its management programs because, ultimately, the source of repayment of such debt is the realization of such assets.

Separation Plan

In October 2005, the Company’s Board of Directors preliminarily approved a plan to separate Cendant into four independent, publicly traded companies:

•	Realogy Corporation—will encompass the Company’s current Realogy segment.

•	Wyndham Worldwide Corporation—will encompass the Company’s current Hospitality Services and Timeshare Resorts segments.

•	Travel Distribution—will encompass the Company’s current Travel Distribution Services segment.

•	Avis Budget Group, Inc.—will encompass the Company’s current Avis Budget Group segment.

The separation is expected to be effected through the spin-offs of Realogy Corporation, Wyndham Worldwide Corporation and Travel Distribution and is expected to be tax-free for Cendant and its stockholders. The Company expects to incur material costs in connection with executing this plan (during first quarter 2006, these costs amounted to $43 million and consisted primarily of legal, accounting, other professional and consulting fees and various employee costs). On April 24, 2006, the Company announced a modification to its plan of separation. In addition to continuing to pursue its original plan to spin-off its Travel Distribution business to its stockholders, the Company will also explore opportunities for the sale of such business. There can be no assurances that all or any portion of the Company’s plan of separation, including the potential sale of its Travel Distribution business, will be completed.

Changes in Accounting Policies during 2006

Timeshare Transactions. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” in connection with the previous issuance of the American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS No. 152 provides guidance on revenue recognition for timeshare transactions, accounting and presentation for the uncollectibility of timeshare contract receivables, accounting for costs of sales of vacation ownership interests and related costs, accounting for operations during holding periods, and other transactions associated with timeshare operations.

The Company’s revenue recognition policy for timeshare transactions has historically mandated a 10% minimum down payment (initial investment) as a prerequisite to recognizing revenue on the sale of a vacation ownership interest. SFAS No. 152 requires that the Company consider the fair value of certain incentives provided to the buyer when assessing whether such threshold has been achieved. If the buyer’s investment has not met the minimum investment criteria of SFAS No. 152, the revenue associated with the sale of the vacation ownership interest and the related cost of sales and direct costs are deferred until the buyer’s commitment satisfies the requirements of SFAS No. 152. In addition, certain costs previously included in the Company’s percentage-of-completion calculation prior to the adoption of SFAS No. 152 are now expensed as incurred rather than deferred until the corresponding revenue is recognized.

SFAS No. 152 requires the Company to record the estimate of uncollectible timeshare contract receivables at the time a timeshare transaction is consummated as a reduction of net revenue. Prior to the adoption of SFAS No. 152, the Company recorded such provisions within operating expense on the accompanying Consolidated Condensed Statements of Income.

SFAS No. 152 also requires that revenue in excess of costs associated with the rental of unsold units be accounted for as a reduction to the carrying value of timeshare inventory (which reduces the costs of such inventory when it is sold) and that costs in excess of revenues associated with the rental of unsold units be charged to expense as incurred. Prior to the adoption of SFAS No. 152, rental revenues and expenses were separately recorded in the Consolidated Condensed Statements of Income.

The Company adopted the provisions of SFAS No. 152 effective January 1, 2006, as required, and recorded an after tax charge of $65 million ($0.06 per diluted share) during first quarter 2006 as a cumulative effect of an accounting change, which consists of a pretax charge of $105 million representing the deferral of revenue and costs associated with sales of vacation ownership interests that were recognized prior to January 1, 2006, the recognition of certain expenses that were previously deferred and an associated tax benefit of $40 million. There was no impact to cash flows from the adoption of SFAS No. 152.

Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and the prospective transition method of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, the Company has recorded stock-based compensation expense for all employee stock awards that were granted or modified subsequent to December 31, 2002.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and by SFAS No. 123. The Company adopted SFAS No. 123R on January 1, 2006, as required by the Securities and Exchange Commission, under the modified prospective application method. Because the Company recorded stock-based compensation expense for all outstanding employee stock awards prior to the adoption of SFAS No. 123R, the adoption of such standard did not have a significant impact on the Company’s results of operations. However, the Company recorded an after tax credit of $1 million during first quarter 2006 as a cumulative effect of an accounting change, which represents the Company’s estimate of total future forfeitures of stock-based awards outstanding as of January 1, 2006 (see Note 15—Stock-Based Compensation for further information).

2.	Discontinued Operations

The $1 million loss on disposal of discontinued operations in the three months ended March 31, 2006 represents costs incurred by the Company in connection with the disposal of its former Marketing Services division. Summarized statement of income data for discontinued operations for the three months ended March 31, 2005, is as follows:

		Fleet and	Marketing
	Wright	Appraisal	Services
	Express (a)	Businesses (a)(b)	Division	Total
Net revenues	$29	$134	$337	$500

Income (loss) before income taxes	$(7)	$7	$27	$27
Provision (benefit) for income taxes	(3)	28	10	35

Income (loss) from discontinued operations, net of tax	$(4)	$(21)	$17	$(8)

Gain (loss) on disposal of discontinued operations	$501	$(312)		$189
Provision for income taxes	326	–		326

Gain (loss) on disposal of discontinued operations, net of tax	$175	$(312)		$(137)

(a)	Results are through the dates of disposition.
(b)	The provision for income taxes reflects a $24 million charge associated with separating the appraisal business from the Company in connection with the PHH spin-off.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”).

	Three Months Ended
	March 31,

	2006	2005

Income from continuing operations	$135	$63
Loss from discontinued operations	–	(8)
Gain (loss) on disposal of discontinued operations:
PHH valuation and transaction-related charges	–	(312)
Gain (loss) on disposals	(1)	175
Cumulative effect of accounting changes	(64)	–

Net income (loss)	$70	$(82)

Basic weighted average shares outstanding	1,006	1,053
Stock options, warrants and restricted stock units (*)	10	26

Diluted weighted average shares outstanding	1,016	1,079

	Three Months Ended
	March 31,

	2006	2005

Earnings per share:
Basic
Income from continuing operations	$0.13	$0.06
Loss from discontinued operations	–	(0.01)
Gain (loss) on disposal of discontinued operations:
PHH valuation and transaction-related charges	–	(0.30)
Gain (loss) on disposals	–	0.17
Cumulative effect of accounting changes	(0.06)	–

Net income (loss)	$0.07	$(0.08)

Diluted
Income from continuing operations	$0.13	$0.06
Loss from discontinued operations	–	(0.01)
Gain (loss) on disposal of discontinued operations:
PHH valuation and transaction-related charges	–	(0.29)
Gain (loss) on disposals	–	0.16
Cumulative effect of accounting changes	(0.06)	–

Net income (loss)	$0.07	$(0.08)

(*)	Excludes restricted stock units for which performance based vesting criteria have not been achieved. Also does not reflect 89 million and 24 million outstanding common stock options during first quarter 2006 and 2005, respectively, and 2 million outstanding warrants during first quarter 2006 that were antidilutive. The increase in the number of antidilutive options for first quarter 2006 represents approximately 65 million options that became “out-the-money” as a result of a decrease in the average stock price between first quarter 2006 ($16.65) and first quarter 2005 ($21.69). The weighted average exercise price for antidilutive options at March 31, 2006 and 2005 was $21.46 and $28.62, respectively. The weighted average exercise price for antidilutive warrants at March 31, 2006 was $21.31.

4.	Acquisitions

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

Texas American Title Company. On January 6, 2006, the Company completed the acquisition of multiple title companies in Texas in a single transaction for $32 million in cash, net of cash acquired of $60 million, plus a $10 million note (subject to potential downward adjustment) payable within two years of the closing date. These entities provide title and closing services, including title searches, title insurance, home sale escrow and other closing services. This acquisition resulted in goodwill (based on the preliminary purchase price) of $44 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Realogy segment. This acquisition also resulted in $10 million of other intangible assets. This acquisition expands the Company’s agency business into Texas and adds a wholly owned underwriter of title insurance to the title and settlement services portfolio.

Other. During first quarter 2006, the Company also acquired nine real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for $70 million in cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $65 million that was assigned to the Company’s Realogy segment, all of which is expected to be deductible for tax purposes. These acquisitions also resulted in $4 million of other intangible assets. The acquisition of real estate brokerages by NRT is a core part of its growth strategy.

In addition, the Company acquired seven other individually non-significant businesses during first quarter 2006 for aggregate consideration of $44 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $36 million, $2 million of which is expected to be deductible for tax purposes. The goodwill was assigned to the Company’s Travel Distribution Services ($34 million) and Realogy ($2 million) segments. These acquisitions also resulted in $15 million of other intangible assets.

These acquisitions were not significant to the Company’s results of operations, financial position or cash flows.

Acquisition and Integration Related Costs

Amortization of Pendings and Listings. During first quarter 2006 and 2005, the Company amortized $6 million and $3 million, respectively, of its contractual pendings and listings intangible assets, all of which were acquired in connection with the acquisitions of real estate brokerages by NRT. The Company segregated the pendings and listings amortization to enhance the comparability of its results of operations since these intangible assets are amortized over a short period of time (generally four to five months).

Other. During first quarter 2006 and 2005, the Company incurred other acquisition and integration related costs of $1 million and $11 million, respectively. The 2006 amount principally reflects the integration of real estate brokerages acquired by NRT. The 2005 amount was incurred principally to combine the internet booking technology of the Company’s Orbitz, ebookers and Cheap Tickets businesses into one common platform and to merge certain booking and distribution functionality within the Company’s recently acquired travel distribution businesses.

5.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2006			As of December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets
Franchise agreements	$1,166	$408	$758	$1,160	$399	$761
Customer lists	437	158	279	435	152	283
Customer relationships	401	36	365	379	28	351
Below market contracts acquired	42	11	31	42	10	32
License agreement	47	3	44	47	3	44
Other	85	15	70	91	23	68

	$2,178	$631	$1,547	$2,154	$615	$1,539

Unamortized Intangible Assets
Goodwill	$12,185			$12,026

Trademarks	$1,718			$1,702

The changes in the carrying amount of goodwill are as follows:

		Goodwill		Adjustments
	Balance at	Acquired		to Goodwill		Foreign		Balance at
	January 1,	during		Acquired		Exchange and		March 31,
	2006	2006		during 2005		Other		2006

Realogy	$3,163	$111	(a)	$4	(c)	$6	(e)	$3,284

Hospitality Services	1,316	–		–		1		1,317
Timeshare Resorts	1,322	–		1		–		1,323

Wyndham Worldwide	2,638	–		1		1		2,640

Avis Budget Group	2,137	–		–		–		2,137
Travel Distribution Services	4,088	34	(b)	(6	)(d)	8	(f)	4,124

Total Company	$12,026	$145		$(1)		$15		$12,185

(a)	Primarily relates to the acquisitions of real estate brokerages by NRT (January 2006 and forward) and the acquisition of Texas American Title Company (see Note 4—Acquisitions).
(b)	Relates to the acquisition of a travel distribution services business (February 2006).
(c)	Primarily relates to the acquisitions of real estate brokerages by NRT, including earnouts.
(d)	Primarily relates to the acquisitions of ebookers (February 2005) and Gullivers (April 2005).
(e)	Relates to earnouts for the acquisitions of real estate brokerages by NRT prior to 2005.

(f)	Primarily relates to foreign exchange translation adjustments.

Amortization expense relating to all intangible assets was as follows:

	Three Months Ended
	March 31,

	2006	2005

Franchise agreements	$9	$9
Customer lists	6	6
Customer relationships	8	4
Below market contracts acquired	1	1
Other (*)	9	5

Total	$33	$25

(*)	Includes pendings and listings amortization expense of $6 million and $3 million during first quarter 2006 and 2005, respectively.

Based on the Company’s amortizable intangible assets as of March 31, 2006, the Company expects related amortization expense for the remainder of 2006 and the five succeeding fiscal years to approximate $80 million, $90 million, $90 million, $80 million, $80 million and $80 million, respectively.

6.	Restructuring and Transaction-Related Charges

During first quarter 2005, the Company recorded $49 million of restructuring and transaction-related charges, of which $46 million was incurred as a result of restructuring activities undertaken following the PHH spin-off and the IPO of Wright Express and $3 million relates to transaction costs incurred during first quarter 2005 in connection with the PHH spin-off. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction include the closure of a call center and field locations of the Company’s truck rental business, consolidation of processes and offices in the Company’s real estate brokerage business and reductions in staff within the Travel Distribution Services and Hospitality Services segments and the Company’s corporate functions. The remaining liability relating to these actions was $4 million and $6 million at March 31, 2006 and December 31, 2005, respectively, and primarily relates to obligations under terminated leases.

7.	Vehicle Rental Activities

The components of the Company’s vehicle-related assets under management programs are as follows:

	As of	As of
	March 31,	December 31,
	2006	2005

Rental vehicles	$8,888	$8,247
Vehicles held for sale	142	165

	9,030	8,412
Less: Accumulated depreciation	(806)	(903)

Total investment in vehicles, net	8,224	7,509
Plus: Investment in Cendant Rental Car Funding (AESOP) LLC	416	374
Plus: Receivables from manufacturers	311	602

Total vehicle-related, net	$8,951	$8,485

The components of vehicle depreciation, lease charges and interest, net are summarized below:

	Three Months Ended
	March 31,

	2006	2005

Depreciation expense	$317	$250
Interest expense, net	91	62
Lease charges	16	18
Gain on sales of vehicles, net	(3)	(6)

	$421	$324

8.	Income Taxes

The Company’s effective tax rate from continuing operations for first quarter 2006 was 29.7%. Such rate differs from the federal statutory rate of 35.0% primarily due to the recognition of one-time tax benefits resulting from foreign net operating losses and the recognition of tax benefits associated with foreign tax structuring.

The Company’s effective tax rate from continuing operations for first quarter 2005 was 64.2%. Such rate differs from the federal statutory rate of 35.0% primarily due to (i) an increase associated with the non-deductibility of the $180 million valuation charge associated with the PHH spin-off, (ii) an increase associated with a one-time tax expense of $42 million associated with the then-planned repatriation of $555 million of unremitted foreign earnings and (iii) a decrease associated with a tax benefit of $55 million related to asset basis differences.

9.	Other Current Assets

Other current assets consisted of:

	As of	As of
	March 31,	December 31,
	2006	2005

Prepaid expenses	$406	$352
Timeshare inventory (a)	181	29
Other	356	264

	$943	$645

(a)	The increase in timeshare inventory at March 31, 2006 is primarily due to increased timeshare activity and the adoption of SFAS No. 152.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31,	December 31,
	2006	2005

Accounts payable	$1,041	$942
Income taxes payable	694	768
Accrued payroll and related	417	587
Accrued legal settlements	281	326
Accrued advertising and marketing	227	189
Acquisition and integration-related	133	73
Accrued interest	77	129
Other	1,362	1,300

	$4,232	$4,314

11.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

		As of	As of
	Maturity	March 31,	December 31,
	Date	2006	2005

Term notes:
6 7/8 % notes	August 2006	$850	$850
4.89% notes	August 2006	100	100
6 1/4 % notes	January 2008	798	798
6 1/4 % notes	March 2010	349	349
7 3/8 % notes	January 2013	1,192	1,192
7 1/8 % notes	March 2015	250	250
Other:
Revolver borrowings	November 2009	575	357
Net hedging losses (a)		(91)	(47)
Other		92	87

Total long-term debt		4,115	3,936
Less: Current portion (b)		1,281	1,021

Long-term debt		$2,834	$2,915

(a)	As of March 31, 2006, this balance represents $189 million of mark-to-market adjustments on current interest rate hedges, partially offset by $98 million of net gains resulting from the termination of interest rate hedges, which will be amortized by the Company to reduce future interest expense. As of December 31, 2005, the balance represents $153 million of net mark-to-market adjustments on current interest rate hedges, partially offset by $106 million of net gains resulting from the termination of interest rate hedges.

(b)	The balances as of March 31, 2006 and December 31, 2005 include $850 million and $100 million of borrowings under the Company’s 6 7/8 % and 4.89% notes, respectively, due in August 2006. The balance at March 31, 2006 also includes $275 million of borrowings under the Company’s $3.5 billion revolving credit facility.

Aggregate maturities of debt are as follows:

As of
March 31,
2006

Within 1 year	$1,281
Between 1 and 2 years	823
Between 2 and 3 years	6
Between 3 and 4 years	629
Between 4 and 5 years	11
Thereafter	1,365

$4,115

At March 31, 2006, the committed credit facilities and commercial paper program available to the Company at the corporate level were as follows:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity

Revolving credit facility and commercial paper program (a)	$3,500	$575	$1,610	$1,315
Letter of credit facility (b)	303	–	303	–
Short-term borrowing facilities (c)	585	–	–	585

(a)	Outstanding borrowings include $575 million under the Company’s $3.5 billion revolving credit facility, which has a final maturity date of November 2009. In addition to the letters of credit issued as of March 31, 2006, the revolving credit facility contains the committed capacity to issue an additional $140 million in letters of credit. The letters of credit outstanding under this facility at March 31, 2006 were issued primarily to support the Company’s vehicle rental business. Total capacity under this program was reduced to $2.0 billion in 2006 (see Note 18—Subsequent Events for further information).
(b)	Final maturity date is July 2010.
(c)	Maintained within the Company’s settlement services and real estate brokerage businesses in connection with escrow activities.

As of March 31, 2006, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

Certain of the Company’s debt instruments and credit facilities contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At March 31, 2006, the Company was in compliance with all restrictive and financial covenants. The Company’s debt instruments permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds. The Company’s credit facilities permit the loans made thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s debt instruments subject to materiality thresholds.

12.	Debt Under Management Programs and Borrowing Arrangements

Debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC (“Cendant Rental Car Funding”)) consisted of:

	As of	As of
	March 31,	December 31,
	2006	2005

Vehicle rental program
Cendant Rental Car Funding (a)	$7,513	$6,957
Other	975	952
Timeshare program	1,850	1,800
Relocation program	743	757
Vacation rental program	207	207

	$11,288	$10,673

(a)	The change in the balance at March 31, 2006 principally reflects the issuance of floating rate asset-backed notes at various interest rates to support the acquisition of vehicles used in the Company’s vehicle rental business. During April 2006, the Company repaid approximately $1.8 billion of outstanding borrowings under this facility (see Note 18—Subsequent Events for further information).

The following table provides the contractual maturities of the Company’s debt under management programs (including related party debt due to Cendant Rental Car Funding) at March 31, 2006 (except for notes issued under the Company’s timeshare program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management programs and for which estimates of repayments have been used):

As of
March 31,
2006

Within 1 year	$4,063
Between 1 and 2 years	1,889
Between 2 and 3 years	2,502
Between 3 and 4 years	665
Between 4 and 5 years	1,448
Thereafter	721

$11,288

As of March 31, 2006, available funding under the Company’s management programs (including related party debt due to Cendant Rental Car Funding consisted of:

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity

Vehicle rental program
Cendant Rental Car Funding (b)	$7,583	$7,513	$70
Other (c)	1,294	975	319
Timeshare program (d)	2,183	1,850	333
Relocation program (e)	849	743	106
Vacation rental program (f)	207	207	—

	$12,116	$11,288	$828

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $8.1 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(c)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(d)	The outstanding debt is collateralized by approximately $3.0 billion of timeshare-related assets. Borrowings under the Company’s asset-linked facility ($575 million) are also recourse to Cendant.
(e)	The outstanding debt is collateralized by $826 million of underlying relocation receivables and related assets.

(f)	The outstanding debt consists of $144 million of capital leases and $63 million of bank debt. The bank debt is collateralized by $120 million of land and related vacation rental assets. The capital lease obligations have corresponding assets classified within assets under management programs on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2006.

Certain of the Company’s debt instruments and credit facilities related to its management programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At March 31, 2006, the Company was in compliance with all financial covenants of its debt instruments and credit facilities related to management programs.

13.	Commitments and Contingencies

The Internal Revenue Service (“IRS”) is currently examining the Company’s taxable years 1998 through 2002. Over the course of this audit, the Company has responded to various requests for information, primarily focused on the 1999 statutory merger of the Company’s former fleet business; the calculation of the stock basis in the 1999 sale of a subsidiary; and the deductibility of expenses associated with the shareholder class action litigation. To date, the Company has not received any IRS proposed adjustments related to such period. Although the Company believes it has appropriate support for the positions taken on its tax returns, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. The Company believes that its accruals for tax liabilities are adequate for all open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $45 million recorded on its Consolidated Condensed Balance Sheet as of March 31, 2006 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of any unresolved proceedings. An adverse outcome from any unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of any unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

14.	Stockholders’ Equity

Dividend Payments

During first quarter 2006 and 2005, the Company paid cash dividends of $0.11 and $0.09, respectively, per common share ($113 million and $96 million, respectively, in the aggregate).

Share Repurchases

During first quarter 2006, the Company used $221 million of available cash and $22 million of proceeds primarily received in connection with option exercises to repurchase $243 million (approximately 14 million shares) of Cendant common stock under its common stock repurchase program. During first quarter 2005, the Company used $111 million of available cash and $120 million of proceeds primarily received in connection with option exercises to repurchase $231 million (approximately 10 million shares) of Cendant common stock under its common stock repurchase program.

Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

			Minimum	Accumulated
	Currency	Unrealized	Pension	Other
	Translation	Gains on Cash	Liability	Comprehensive
	Adjustments	Flow Hedges	Adjustment	Income

Balance, January 1, 2006	$77	$43	$(80)	$40
Current period change	4	22	–	26

Balance, March 31, 2006	$81	$65	$(80)	$66

15.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards. The Company recorded pre-tax stock-based compensation expense of $24 million and $22 million ($15 million and $14 million, after tax, respectively) during first quarter 2006 and 2005, respectively, related to employee stock awards that were granted or modified by Cendant. The expense recorded in first quarter 2006 includes a pre-tax charge of $7 million relating to the extension of the exercisable life of certain stock options. The expense recorded in first quarter 2005 includes $5 million related to the accelerated vesting of restricted stock units (“RSUs”) of individuals terminated in connection with the Company’s 2005 restructuring initiatives (See Note 6—Restructuring and Transaction-Related Charges).

The activity related to the Company’s RSU and stock option plans consisted of:

	Three Months Ended March 31, 2006

	RSUs		Options

				Weighted
		Weighted		Average
	Number of	Average	Number of	Exercise
	RSUs (c)	Grant Price	Options (d)	Price

Balance at January 1, 2006	23	$20.65	129	$18.09
Vested/ exercised (a)	–	–	(2)	10.30
Canceled	–	–	(1)	18.96

Balance at March 31, 2006 (b)	23	$20.65	126	$18.22

(a)	Stock options exercised during first quarter 2006 had an intrinsic value of approximately $14 million.
(b)	As of March 31, 2006, the Company’s outstanding “in the money” stock options and RSUs had aggregate intrinsic value of $259 million and $391 million, respectively. Aggregate unrecognized compensation expense related to outstanding stock options and RSUs amounted to $443 million as of March 31, 2006.
(c)	As a result of the Company’s planned separation into four independent, publicly-traded companies, approximately 13 million of the RSUs outstanding at March 31, 2006 are expected to convert into shares of the new companies based upon the pro rata market value of each new company. An additional 10 million RSUs are expected to be cancelled in connection with the planned separation.
(d)	Options outstanding as of March 31, 2006 have a weighted average remaining contractual life of 3.2 years and include 125 million exercisable options, with a weighted average remaining contractual life of 3.2 years. As a result of the Company’s planned separation into four independent, publicly-traded companies, approximately 125 million of the options outstanding at March 31, 2006 are expected to be accelerated and converted into options of the new companies based upon the pro rata market value of each new company.

16.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,

	2006		2005

	Revenues	EBITDA	Revenues	EBITDA

Realogy	$1,425	$121	$1,410	$161

Hospitality Services	409	116	395	125
Timeshare Resorts	407	67	368	40

Wyndham Worldwide	816	183	763	165

Avis Budget Group	1,319	55	1,166	66
Travel Distribution Services	645	105	552	129
Mortgage Services (a)	–	–	46	(181)

Total Reportable Segments	4,205	464	3,937	340
Corporate and Other (b)	12	(58)	17	(39)

Total Company	$4,217	406	$3,954	301

Less: Non-program related depreciation and amortization		138		137
Non-program related interest expense (income), net (c)		70		(18)
Amortization of pendings and listings		6		3

Income before income taxes and minority interest		$192		$179

(a)	Includes the results of operations of the Company’s former mortgage business prior to the spin-off of PHH. EBITDA in first quarter 2005 also includes a $180 million non-cash valuation charge associated with the PHH spin-off.
(b)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. Additionally, first quarter 2005 includes a gain of $18 million on the sale of Homestore, Inc. common stock.
(c)	The first quarter 2005 amount includes the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.

17.	Spin-off of PHH Corporation

As previously discussed, on January 31, 2005, the Company completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution to the Company’s stockholders of one share of PHH common stock per every twenty shares of Cendant common stock held on January 19, 2005. Pursuant to SFAS No. 144, the Company was required to perform an impairment analysis upon completion of the PHH spin-off. Accordingly, the Company recorded a non-cash impairment charge of $488 million in first quarter 2005, to reflect the difference between PHH’s carrying value and PHH’s initial market value, as determined by the average trading price of PHH common stock on February 1, 2005. The charge was recorded as a reduction to net income with an offsetting increase to retained earnings since the impaired assets had been disposed of on January 31, 2005. Of the $488 million total charge, approximately $180 million ($0.17 per diluted share) was allocated to the mortgage business and, therefore, recorded within continuing operations. The remaining charge, approximately $308 million ($0.29 per diluted share), was allocated to the fleet leasing and appraisal businesses and, therefore, recorded within discontinued operations. There were no tax benefits recorded in connection with these charges, as such charges are not tax deductible.

Similarly, the Company incurred $7 million of transaction costs during first quarter 2005 associated with the PHH spin-off, of which $3 million was allocated to continuing operations (which is recorded within the restructuring and transaction-related costs line item on the Consolidated Condensed Statement of Income within the Mortgage Services segment) and $4 million was allocated to discontinued operations (which is recorded within the valuation charge associated with the PHH spin-off line item on the Company’s Consolidated Condensed Statement of Income). There were no tax benefits recorded in connection with these charges, as such charges are not tax deductible.

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

18.	Subsequent Events

During April 2006, the Company’s vehicle rental subsidiary: (i) issued $1.0 billion of fixed and floating rate senior unsecured notes and (ii) borrowed $875 million under a new $2.4 billion secured credit facility, consisting of a

$1.5 billion revolving credit facility with a five-year maturity and a term loan of $875 million with a six-year maturity. The fixed rate notes bear interest at an average annual rate of 7.7% and are due in 2014 and 2016. The floating rate notes bear interest at LIBOR plus 250 basis points and are due in 2014. The secured credit facility provides financing for the Company’s vehicle rental business, which utilized the proceeds from the issuance of the fixed and floating rate notes and the borrowing under the secured credit facility to repay approximately $1.8 billion of outstanding debt under its vehicle rental program. In connection with the establishment of the secured credit facility, capacity under the Company’s $3.5 billion revolving credit facility was reduced to $2.0 billion.

*     *     *     *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2006. Unless otherwise noted, all dollar amounts are in millions.
We are one of the foremost providers of consumer and business real estate and travel services in the world. Following is a brief description of the services provided by each of our business segments:

•	Realogy (formerly known as the Real Estate Services segment)— franchises the real estate brokerage businesses of our four residential brands and one commercial brand, provides real estate brokerage services, facilitates employee relocations and provides home buyers with title and closing services.

•	Hospitality Services— franchises nine lodging brands, facilitates the exchange of vacation ownership intervals and markets vacation rental properties.

•	Timeshare Resorts— markets and sells vacation ownership interests, provides property management services to property owners’ associations, provides consumer financing to individuals purchasing vacation ownership interests and develops resort properties.

•	Avis Budget Group (formerly known as the Vehicle Rental segment)— operates and franchises our car and truck rental brands.

•	Travel Distribution Services— provides global distribution services for the travel industry, corporate and consumer online travel agency services.

•	Mortgage Services— provided home buyers with mortgage lending services (this business was disposed of in January 2005).
In October 2005, our Board of Directors preliminarily approved a plan to separate Cendant into four independent, publicly traded companies:

•	Realogy Corporation— will encompass our current Realogy segment.

•	Wyndham Worldwide Corporation— will encompass our current Hospitality Services and Timeshare Resorts segments.

•	Travel Distribution— will encompass our current Travel Distribution Services segment.

•	Avis Budget Group, Inc.— will encompass our current Avis Budget Group segment.
The separation is expected to be effected through the spin-offs of Realogy Corporation, Wyndham Worldwide Corporation and Travel Distribution and is expected to be tax-free for Cendant and its shareholders. We expect to incur material costs in connection with executing this plan (during first quarter 2006, these costs amounted to $43 million and consisted primarily of legal accounting, other professional and consulting fees and various employee costs). On April 24, 2006, we announced a modification to our plan of separation. In addition to continuing to pursue our original plan to spin-off our Travel Distribution business to our stockholders, we will also evaluate opportunities for the sale of such business. The possible sale of our Travel Distribution business is not expected to result in a material tax liability for Cendant.
We currently expect the spin-off of Realogy Corporation to occur in second quarter 2006 followed by the spin-off of Wyndham Worldwide Corporation in third quarter 2006. Unless disposed of by sale, we expect the Travel Distribution business to be spun-off in October 2006. There can be no assurances, however, that all or any portion of the plan of separation and related transactions (including the potential sale of our Travel Distribution company), will be completed. Consummation of such transactions is subject to a number of uncertainties and conditions precedent, including final approval by Cendant’s Board of Directors, negotiation and execution of definitive agreements, receipt of tax opinions of counsel, receipt of solvency opinions, and the filing and effectiveness of filings with the Securities and Exchange Commission. Also, the separation is subject to the completion of applicable refinancings of our corporate debt on acceptable terms. For risks related to the planned separation, please see “Risk Factors” in Item 1A of our 2005 Annual Report on Form 10-K and Item 1A, “Risk Factors,” below.
In first quarter 2006, we used approximately $243 million of cash, net of proceeds from option exercises, to repurchase our common stock and $113 million of cash to pay dividends. We also remain focused on growing profitability within each of these new companies before and after the separation. To this end, we have established transition teams that are principally responsible for planning, organizing and implementing the series of transition services and other agreements that are going to be necessary to support the individual companies. With these teams in place, our operating executives remain focused on delivering profitability and positioning our businesses for long-term growth.

RESULTS OF OPERATIONS
Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. Generally accepted accounting principles require us to segregate and report as discontinued operations, for all periods presented, the account balances and activities of our former fleet leasing and appraisal businesses, Wright Express, and our former Marketing Services division. Although we no longer own our former mortgage business, we cannot classify such business as a discontinued operation due to our participation in a mortgage origination venture that was established with PHH in connection with our spin-off of PHH in January 2005.
The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.
THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005
Our consolidated results of operations comprised the following:

	Three Months Ended March 31,

	2006	2005	Change

Net revenues	$4,217	$3,954	$263
Total expenses	4,025	3,775	250

Income before income taxes and minority interest	192	179	13
Provision for income taxes	57	115	(58)
Minority interest, net of tax	–	1	(1)

Income from continuing operations	135	63	72
Loss from discontinued operations, net of tax	–	(8)	8
Gain (loss) on disposal of discontinued operations, net of tax: PHH valuation and transaction-related charges	–	(312)	312
Gain (loss) on disposals	(1)	175	(176)
Cumulative effect of accounting changes, net of tax	(64)	–	(64)

Net income (loss)	$70	$(82)	$152

Net revenues and total expenses increased $263 million (7%) and $250 million (7%), respectively, in first quarter 2006 as compared with first quarter 2005, reflecting (i) the acquisitions of Gullivers Travel Associates on April 1, 2005, Wyndham Worldwide on October 11, 2005 and real estate brokerages during or subsequent to first quarter 2005, (ii) organic growth within our Avis Budget Group and Timeshare Resorts segments and (iii) other items discussed below.
The businesses we acquired during or subsequent to first quarter 2005 contributed to the quarter-over-quarter increase in net revenues and total expenses as follows:

		Contribution to	Contribution to
Acquired Business	Date of Acquisition	Net Revenues	Total Expenses

Gullivers	April 2005	$50	$62
Wyndham	October 2005	31	30
Real estate brokerages	*	71	69

		$152	$161

(*)	These businesses were acquired at various dates during or subsequent to first quarter 2005.
The largest contributor to organic revenue growth quarter-over-quarter was our Avis Budget Group segment, reflecting strong demand at both our domestic and international operations. We experienced greater car rental time and mileage (“T&M”) revenue principally as a result of a 13% increase in the number of days a car was rented. Revenues at our Timeshare Resorts segment also grew principally due to a 7% increase in tour flow, a 9% increase in revenue per guest and increased consumer finance income, partially offset by the estimated impact of the adoption of SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” These revenue increases were partially offset by an organic decrease in revenues at our Realogy segment, principally driven by a 14% decrease in the number of homesale transactions from our third-party franchisees and a 13% decrease in the number of homesale transactions within our real estate brokerage business. Expenses also increased as a result of organic growth primarily to support additional volume, higher vehicle costs and additional marketing investments. These increases were partially offset by a decrease in commission expenses paid to real estate agents of our real estate brokerage business.
Additionally, the revenue and expense increases were partially offset by the absence of one month of revenue generated and expenses incurred by our former mortgage business, which was disposed of on January 31, 2005. Our former mortgage business contributed revenues of $46 million and expenses of $49 million, excluding a $180 million non-cash impairment charge, to our results during January 2005.
The quarter-over-quarter increase in total expenses also reflects: (i) an increase of $88 million in interest expense primarily relating to the absence in first quarter 2006 of a $73 million reversal of accrued interest recorded during first quarter 2005 associated with the resolution of amounts due under a litigation settlement reached in 1999 and (ii) $43 million of expenses we incurred in first quarter 2006 resulting from the execution of our separation plan. Such increases were partially offset by the absence in first quarter 2006 of: (i) a $180 million non-cash impairment charge relating to the PHH spin-off and (ii) charges aggregating $49 million primarily relating to restructuring activities undertaken following the PHH spin-off and initial public offering of Wright Express.
Our effective tax rate for continuing operations was 29.7% and 64.2% for first quarter 2006 and 2005, respectively. The decrease in the effective tax rate for 2006 was primarily due to: (i) the non-deductibility of the valuation charge associated with the PHH spin-off and a one-time tax expense associated with the planned repatriation of foreign earnings in 2005 and (ii) the recognition of one-time tax benefits of $12 million associated with foreign net operating losses and foreign tax structuring in 2006. As a result of the above-mentioned items, income from continuing operations increased $72 million (114%).
During first quarter 2005, we recorded a loss of $8 million relating to the operating results of our discontinued businesses, as well as a $312 million loss relating to the disposition of our former fleet and appraisal businesses in connection with the PHH spin-off. These losses were partially offset by a $175 million gain recorded in connection with the disposition of Wright Express in first quarter 2005. Additionally, in first quarter 2006, we recorded non-cash charges of $103 million ($64 million, after tax) to reflect the cumulative effect of accounting changes as a result of our adoption of (i) SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” and American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” on January 1, 2006, which resulted in a non-cash charge of $65 million after tax, and (ii) SFAS No. 123R, “Share-Based Payment,” on January 1, 2006, which resulted in a non-cash credit of $1 million after tax.
As a result of the above-mentioned items, net income increased $152 million.
Following is a discussion of the results of each of our reportable segments during first quarter:

	Revenues			EBITDA

			%			%
	2006	2005	Change	2006	2005	Change

Realogy	$1,425	$1,410	1%	$121	$161	(25)%

Hospitality Services	409	395	4	116	125	(7)
Timeshare Resorts	407	368	11	67	40	68

Wyndham Worldwide	816	763	7	183	165	11

Avis Budget Group	1,319	1,166	13	55	66	(17)
Travel Distribution Services	645	552	17	105	129	(19)
Mortgage Services (a)	–	46	*	–	(181)	*

Total Reportable Segments	4,205	3,937	7	464	340
Corporate and Other (b)	12	17	*	(58)	(39)

Total Company	$4,217	$3,954	7	406	301

Less: Non-program related depreciation and amortization				138	137
Non-program related interest expense (income), net (c)				70	(18)
Amortization of pendings and listings				6	3

Income before income taxes and minority interest				$192	$179

(*)    Not meaningful.

(a)	Our former mortgage business was disposed in connection with the spin-off of PHH in January 2005.
(b)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non- strategic businesses. Additionally, first quarter 2005 includes a gain of $18 million on the sale of Homestore, Inc. common stock.
(c)	The first quarter 2005 amounts include the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.

Realogy (formerly, Real Estate Services)
Revenues increased $15 million (1%) and EBITDA decreased $40 million (25%) in first quarter 2006 compared with first quarter 2005, principally reflecting moderating growth in the average prices of homes sold and the impact of acquisitions consummated during or subsequent to first quarter 2005, partially offset by reduced homesale volumes compared to levels achieved in 2005.
Royalty revenue within our real estate franchise business decreased $10 million (9%) in first quarter 2006 as compared with first quarter 2005. Such decrease was primarily driven by (i) a 14% decrease in the number of homesale transactions from our third-party franchisees, which includes an unfavorable quarter-over-quarter impact of four percentage points relating to a refinement made in first quarter 2005 in how we estimate franchisee homesale transactions that closed, but for which final information was not reported by our franchisees until the following quarter and (ii) a decrease in the average brokerage commission rate earned by our franchises, which declined from 2.54% in first quarter 2005 to 2.47% in first quarter 2006. These decreases were partially offset by a 9% increase in the average price of homes sold, which is reflective of the supply of, and the demand for, homes in previous quarters, resulting in an overall increase in the sales prices of homes across the nation. During 2006, the growth in the average price of homes sold moderated in comparison to 2005. We expect this trend to continue throughout 2006 as industry-wide inventory levels return to more normalized levels. Consistent with our growth strategy, we also earned $5 million of additional revenue in connection with the license of our brand names in certain countries or international regions. In addition to royalties received from our third-party franchisees, NRT Incorporated, our wholly-owned real estate brokerage firm, continues to pay royalties to our real estate franchise business. However, these intercompany royalties, which approximated $72 million and $73 million during first quarter 2006 and 2005, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA.
Revenues within our real estate brokerage business decreased $11 million (1%) in first quarter 2006 as compared with first quarter 2005. Such decrease is due to a reduction in commission revenue earned in 2006, partially offset by incremental revenues attributable to significant acquisitions made by NRT during or subsequent to first quarter 2005, which together contributed incremental revenues and EBITDA of $71 million and $7 million, respectively, to 2006 operating results. Apart from these acquisitions, NRT’s revenues decreased $82 million (7%) in first quarter 2006 as compared to first quarter 2005. This decrease was substantially comprised of reduced commission income earned on homesale transactions, which was primarily driven by a 13% decline in the number of homesale transactions, partially offset by a 7% increase in the average price of homes sold. The 7% period-over-period increase in average price is reflective of the supply of, and demand for, homes in previous quarters, resulting in an overall increase in the sales prices of homes across the nation. During 2006, the growth in the average price of homes sold moderated in comparison to 2005. We expect this trend to continue throughout 2006 as industry-wide inventory levels return to more normalized levels. We also believe the 13% decline in homesale transactions is reflective of industry trends in the premium coastal areas we serve, particularly Florida, California and New England. EBITDA further reflects a decrease of $57 million in commission expenses paid to real estate agents principally as a result of the reduction in revenues earned on homesale transactions.
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
Revenues from our relocation services business increased $5 million (4%) during first quarter 2006 as compared with first quarter 2005. Such increase was primarily driven by $4 million of incremental management fees and commissions earned in our international services due to increased transaction volume.
Revenues from our title and settlement services business increased $23 million (33%) in first quarter 2006 as compared with first quarter 2005. This increase is primarily due to the acquisition of title and underwriting companies in Texas in a single transaction in January 2006, which contributed $29 million of revenue and $2 million of EBITDA to our 2006 operating results. This increase was partially offset by a $7 million decrease in title and closing revenues resulting principally from reduced resale and refinance volume and fees.
EBITDA further reflects an increase of approximately $20 million (2%) in operating, marketing and administrative expenses (apart from NRT’s significant acquisitions, the acquisition of the title and underwriting companies in Texas and real estate agent commission expenses, each of which is discussed separately above) principally resulting from (i) $9 million of incremental expenses primarily representing inflationary increases in rent, office administration and other fixed costs within our real estate brokerage business, (ii) $6 million of expenses incurred within our real estate brokerage business primarily to support an increased number of offices and (iii) a $6 million increase in staffing and other personnel-related costs incurred within our relocation business primarily to support current and anticipated increases in volume. These increases were partially offset by (i) a $4 million decrease in costs within our title and settlement services business reflecting reduced resale and refinance volume and (ii) the absence of $4 million of restructuring costs incurred in first quarter 2005.
Hospitality Services
Revenues increased $14 million (4%), while EBITDA decreased $9 million (7%), in first quarter 2006 compared with first quarter 2005, primarily due to the acquisition of Wyndham Worldwide, offset by incremental deferred camping revenues in our vacation rental business.
The operating results of our lodging business reflect the acquisition of the management and franchise business of the Wyndham Hotel chain in October 2005, which contributed incremental revenue and EBITDA of $31 million and $2 million, respectively, to 2006 results. Included within the $31 million of revenue generated by Wyndham is approximately $25 million related to reimbursable expenses, which has no impact on EBITDA. Apart from this acquisition, revenues in our lodging business were relatively consistent quarter-over-quarter as a $4 million (5%) increase in royalty, marketing and reservation fund revenues and a $3 million increase in revenues generated by our TripRewards loyalty program in first quarter 2006, were offset by the absence of a $7 million gain recognized in first quarter 2005 on the sale of a lodging-related investment. The $4 million increase in royalty, marketing and reservation fund revenues was primarily due to a 10% increase in revenue per available room (“RevPAR”), partially offset by a 4% decrease in weighted average rooms available. The RevPAR increase reflects (i) increases in both price and occupancy principally attributable to an overall improvement in the economy lodging segment in which our hotel brands primarily operate, (ii) the termination of underperforming properties throughout 2005 that did not meet our required quality standards or their financial obligations to us and (iii) the strategic assignment of personnel to field locations designed to assist franchisees in improving their hotel operating performance. The decrease in weighted average rooms available reflects our termination of underperforming properties, as discussed above and the expiration or termination of franchise agreements.
Revenues within our vacation exchange and rental businesses decreased $18 million (6%) in first quarter 2006. This decrease primarily resulted from a $19 million (18%) decrease in revenue generated by our vacation rental business due to (i) $13 million of deferred revenues on the rental of camping properties which will be recognized later in 2006 upon the arrival of campsite customers and (ii) an unfavorable foreign currency exchange impact of $7 million quarter-over-quarter, which was substantially offset in EBITDA by the opposite impact of foreign currency exchange rates on expenses. Revenues from our vacation exchange business remained relatively flat during first quarter 2006 due to an $8 million (20%) increase in other timeshare points and rental transaction revenues, partially offset by a $2 million (2%) decrease in exchange and subscription fee revenues and a $5 million (21%) decrease in other transactional revenues. The increase in other timeshare points and rental transaction revenues during 2006 was principally driven by a 14% increase in points and rental transaction volume and an 8% increase in the average price per rental transaction. The decrease in exchange and subscription fee revenues in first quarter 2006 was primarily driven by a 4% decrease in exchange transaction volumes and a 1% decrease in the average exchange fee, offset by a 5% increase in the average number of worldwide subscribers. The $5 million decrease in other transactional revenues in first quarter 2006 was primarily due to the absence of a discount rebate, which we received in first quarter 2005, but was discontinued after the sale of our Marketing Services division in October 2005. Revenue trends reflect the continued shift in the RCI timeshare membership base toward a greater mix of points members from traditional one-week timeshare members.
EBITDA further reflects a decrease of approximately $7 million (2%) in operating, marketing and administrative expenses (excluding the impact of the acquisition discussed above) principally resulting from (i) $6 million of deferred expenses on the rental of camping properties which will be incurred later in 2006 upon the arrival of campsite customers, (ii) a $5 million reduction in incentive based compensation expense and (iii) the absence of $5 million of restructuring costs incurred in first quarter 2005. These decreases were partially offset by (i) $3 million of additional infrastructure costs incurred in first quarter 2006 to support growth in our vacation exchange business and (ii) a $3 million increase in expenses used to fund marketing related initiatives for our TripRewards loyalty program.
Timeshare Resorts
Revenues and EBITDA increased $39 million (11%) and $27 million (68%), respectively, in first quarter 2006 compared with first quarter 2005. The operating results reflect organic growth in timeshare sales, the impact of the adoption of SFAS No. 152 and increased consumer finance income. Excluding the estimated impact of the required accounting change on our first quarter 2006 results, revenues and EBITDA increased $66 million (18%) and $15 million (38%), respectively.
Exclusive of the estimated impact of the required accounting change, net sales of vacation ownership interests (“VOIs”) at our timeshare resorts business increased $60 million (21%) in first quarter 2006, principally driven by a 7% increase in tour flow and a 9% increase in revenue per guest. Revenue per guest benefited from increased sales of premium inventory and tour flow was positively impacted by the continued development of the Trendwest in-house sales program and continued improvement in local marketing efforts. Revenue and EBITDA increased $11 million in first quarter 2006 due to incremental net interest income earned on contract receivables, primarily due to growth in the portfolio, partially offset by an additional provision of $5 million for contract receivable losses in first quarter 2006.
EBITDA further reflects an increase of approximately $50 million (15%) in operating, marketing and administrative expenses (apart from the estimated impact of SFAS No. 152) primarily resulting from (i) $19 million of increased cost of sales principally associated with additional sales of vacation ownership interests, (ii) $13 million of additional commission expense on sales of vacation ownership interests, (iii) $8 million of additional staffing and other general and administrative costs primarily incurred to support increases in volume and (iv) $6 million of additional marketing expense to support growth in the business.
Avis Budget Group (formerly, Vehicle Rental)
Revenues increased $153 million (13%), while EBITDA decreased $11 million (17%) in first quarter 2006 compared with first quarter 2005. We experienced increased demand for vehicle rentals throughout the quarter; however, EBITDA margin comparisons were negatively impacted by higher fleet and interest costs, partially offset by higher domestic car rental pricing.
Revenues generated by our domestic car rental operations increased $129 million (14%) during 2006, which was comprised of a $107 million (14%) increase in time and mileage (“T&M”) revenue and a $22 million (13%) increase in ancillary revenues. The increase in T&M revenues was principally driven by a 12% increase in the number of days a car was rented and a 2% increase in T&M revenue per day. We expect further price increases along with continued volume gains for the remainder of 2006 as we seek to offset the impact of higher fleet costs and anticipated increases in interest costs, which we began to experience in the second half of 2005. Fleet depreciation, interest and lease charges increased $74 million (27%) in 2006 primarily due to (i) an increase of 12% in the average size of our domestic rental fleet and (ii) reductions in manufacturer incentives received on our 2006 model year vehicles (which were in utilization during first quarter 2006) as compared with those received on our 2005 model year vehicles (which were in utilization during first quarter 2005).
The $22 million increase in ancillary revenues was due primarily to (i) a $12 million increase in airport concession and vehicle licensing revenues, which was substantially offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, (ii) a $6 million increase in gasoline revenues and (iii) a $4 million increase in counter sales of insurance and other items, which is inclusive of the absence in first quarter 2006 of a $6 million settlement received from an airport authority in first quarter 2005 in connection with the mandated relocation of an Avis rental site. EBITDA from our domestic car rental operations also reflects (i) $49 million of additional expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, commissions and shuttling costs and (ii) $10 million of increased expenses associated with higher gasoline costs.
Revenues generated by our international car rental operations increased $26 million (18%) due to a $17 million (16%) increase in car rental T&M revenue and a $9 million (24%) increase in ancillary revenues. The increase in T&M revenues was principally driven by an 18% increase in the number of days a car was rented, partially offset by a 2% decrease in T&M revenue per day. The favorable effect of incremental T&M revenues was partially offset in EBITDA by $15 million (44%) of increased fleet depreciation, interest and lease charges principally resulting from an increase of 20% in the average size of our international rental fleet. The increase in ancillary revenues was due primarily to (i) a $6 million increase in counter sales of insurance and other items and (ii) a $3 million increase in airport concession and vehicle licensing revenues, which was substantially offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities. EBITDA also reflects $15 million of higher operating expenses primarily due to increased car rental volume and other variable costs incurred to support such volume. The increases discussed above include $16 million of revenue and $4 million of EBITDA losses resulting from our acquisitions of international franchisees during or subsequent to first quarter 2005. These acquisitions incurred such EBITDA losses principally due to seasonality inherent in the vehicle rental industry, which is typically weakest in the first quarter.
Budget truck rental revenues decreased $2 million (2%) in 2006 primarily representing a $4 million (5%) decrease in T&M revenue, which reflects a 7% decrease in rental days, partially offset by a 3% increase in T&M per day. Despite a 2% reduction in the average size of our truck rental fleet, which resulted from our efforts to focus on newer and more efficient trucks, we incurred $7 million of incremental fleet depreciation, interest and lease charges primarily due to higher per unit fleet costs and lower proceeds received on the disposal of older trucks. Such decrease was partially offset by (i) $9 million of lower operating expenses primarily due to the reduced and more efficient fleet discussed above and (ii) the absence of a $6 million restructuring charge recorded in first quarter 2005 which represented costs incurred in connection with the closure of a reservation center and unprofitable Budget truck rental locations.
Travel Distribution Services
Revenues increased $93 million (17%) and EBITDA decreased $24 million (19%) in first quarter 2006 compared with first quarter 2005, primarily reflecting the inclusion of revenues and expenses from acquisitions in 2005. The operating results of the acquired companies have been included in our results from their respective acquisition dates forward and therefore were incremental to our results for the portions of first quarter 2006 that were pre-acquisition periods in 2005. Accordingly, Gullivers and ebookers contributed incremental revenues of $50 million and $16 million, respectively, and EBITDA losses of $4 million and $9 million, respectively to our 2006 results. Apart from these acquisitions, revenue increased $27 million (5%) and EBITDA decreased $11 million (9%).
Galileo and our supplier services businesses, which primarily provide global distribution services to the travel industry, experienced an overall $18 million (5%) increase in revenues, primarily driven by a $21 million (7%) increase in worldwide air booking fees which were partially offset by an $8 million (32%) decline in subscriber fees. The increase in air booking fees was comprised of a $19 million (8%) increase in international air booking fees and a $2 million (2%) increase in domestic air booking fees. The increase in international air booking fees was principally driven by 5% higher booking volumes, which totaled 46 million segments during first quarter 2006 due primarily from an increase in travel demand within the United Kingdom, the Middle East and Asia. The $2 million increase in domestic air booking fees was driven by a 7% increase in booking volumes, which totaled 27 million segments during first quarter 2006, partially offset by a 5% decline in the effective yield on such bookings. The domestic volume increase and effective yield decline are consistent with our pricing program with major U.S. carriers, which was designed to gain access to all public fares made available by the participating airlines. International air bookings represented approximately two-thirds of our total air bookings during first quarter 2006. The $8 million reduction in subscriber fees is a result of the continuing trend of fewer travel agencies leasing computer equipment from us during 2006 compared with 2005. In addition Galileo recognized an incremental $5 million (10%) in other revenues during first quarter 2006, primarily as a result of a gain on sale of property.
Apart from acquisitions, revenues generated from our online and traditional travel agency businesses increased $9 million (6%) primarily due to a 27% increase in online gross bookings, principally at Orbitz.com and Cheaptickets.com. We believe this increase is primarily attributable to enhanced content, including additional online hotel offerings, increased car rental offerings, more dynamic vacation package options and a more robust marketing campaign in 2006 that resulted in increased air bookings.
EBITDA further reflects an increase of approximately $40 million in expenses principally resulting from (i) $20 million of additional expenses associated with higher technology and infrastructure related costs, (ii) $13 million of incremental market incentive payments and commissions to travel agencies due to increased air booking volumes and rate increases, (iii) $8 million of increased marketing and selling expenses primarily related to expanded advertising campaigns within our online and traditional travel agency businesses, (iv) $7 million of costs incurred in connection with the planned separation of our Travel Distribution business from Cendant and (v) a $7 million increase in operating expenses primarily attributable to an increase in transaction volume. Such amounts were partially offset by the absence in 2006 of $10 million of restructuring charges and $10 million of acquisition and integration charges incurred during first quarter 2005.
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
FINANCIAL CONDITION

	March 31,	December 31,
	2006	2005	Change

Total assets exclusive of assets under management programs	$21,977	$21,693	$284
Total liabilities exclusive of liabilities under management programs	10,528	10,203	325
Assets under management programs	12,846	12,411	435
Liabilities under management programs	13,197	12,610	587
Stockholders’ equity	11,098	11,291	(193)
Total assets exclusive of assets under management programs increased $284 million principally due to (i) a $298 million increase in other current assets as a result of increased activity within our timeshare business and the adoption of a new accounting pronouncement related to timeshare transactions which resulted in the deferral of greater amounts of costs and revenues at March 31, 2006 compared to December 31, 2005 (see Note 1 to our Consolidated Condensed Financial Statements), (ii) $183 million of additional goodwill and other intangibles primarily as a result of our acquisition of real estate brokerage operations, title companies and other individually non-significant businesses during first quarter 2006 (see Note 4 to our Consolidated Condensed Financial Statements) and (iii) a $146 million increase in trade receivables primarily as a result of seasonality within our vacation rental and exchange business. These increases were partially offset by a decrease of $390 million in cash and cash equivalents (see “Liquidity and Capital Resources-Cash Flows” for detailed discussion).
Total liabilities exclusive of liabilities under management programs increased $325 million due to (i) a $263 million increase in deferred income primarily due to increased activity within our timeshare business and the adoption of a new accounting pronouncement related to timeshare transactions, as discussed above, and (ii) $218 million of additional outstanding borrowings under our $3.5 billion revolving credit facility. See “Liquidity and Capital Resources-Debt and Financing Arrangements” for a detailed account of the change in our long-term debt.
Assets under management programs increased $435 million primarily as a result of approximately $715 million of net additions to our vehicle rental fleet reflecting current and projected increases in demand, partially offset by a $291 million decrease in amounts due from vehicle manufacturers.
Liabilities under management programs increased $587 million as a result of approximately $579 million of additional net borrowings to support the growth in our vehicle rental fleet described above. See “Liquidity and Capital Resources-Debt and Financing Arrangements” for a detailed account of the change in our debt related to management programs.
Stockholders’ equity decreased $193 million primarily due to (i) our repurchase of $243 million (approximately 14 million shares) of Cendant common stock and (ii) $113 million of cash dividend payments. Such decreases were partially offset by (i) net income of $70 million for first quarter 2006, (ii) $27 million related to the exercise of employee stock options (including a $5 million tax benefit) and (iii) a $26 million increase in accumulated other comprehensive income primarily related to unrealized gains on cash flow hedges.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.
CASH FLOWS
At March 31, 2006, we had $445 million of cash on hand, a decrease of $390 million from $835 million at December 31, 2005. The following table summarizes such decrease:

	Three Months Ended March 31,

	2006	2005	Change

Cash provided by (used in):
Operating activities	$243	$558	$(315)
Investing activities	(1,111)	(1,170)	59
Financing activities	479	1,483	(1,004)
Effects of exchange rate changes	(1)	(27)	26
Cash provided by discontinued operations	–	30	(30)

Net change in cash and cash equivalents	$(390)	$874	$(1,264)

During the first quarter 2006 we generated $315 million less cash from operating activities in comparison to first quarter 2005. This change principally reflects (i) the absence in first quarter 2006 of $88 million of cash inflows generated by our former mortgage business during the one month that we owned such business in 2005, (ii) $79 million of incremental tax payments made in first quarter 2006, (iii) a $32 million payment made in first quarter 2006 in connection with the settlement of the PRIDES litigation and (iv) a decrease in operating results in first quarter 2006, when adjusted for non-cash items.
We used $59 million less cash in investing activities during first quarter 2006 compared with first quarter 2005. Such change primarily reflects (i) the activities of our management programs, which used $776 million less cash in first quarter 2006, primarily due to a decrease in amounts expended for vehicle purchases by our vehicle rental business, reflecting our strategy to hold vehicles for a longer duration and (ii) a decrease of $299 million in cash used to fund acquisitions in 2006 (see Note 4 to our Consolidated Condensed Financial Statements). These incremental cash inflows were partially offset by the absence of $958 million of net proceeds received on the IPO of Wright Express in the first quarter 2005. We anticipate aggregate capital expenditure investments for 2006 to be approximately $375 million, which does not include approximately $175 million of aggregate capital expenditures to be made by Realogy, Wyndham Worldwide and our Travel Distribution business following the completion of their separation from Cendant.
We generated approximately $1 billion less cash from financing activities during first quarter 2006 in comparison with first quarter 2005. Such change principally reflects (i) a $442 million decrease in cash proceeds from borrowings under our revolving credit facility, primarily reflecting the absence of borrowings to fund acquisitions and (ii) activities of our management programs, which generated $746 million less cash in first quarter 2006, primarily reflecting a decrease in net borrowings by our vehicle rental business, consistent with the reduction in vehicle purchases discussed above. See “Liquidity and Capital Resources— Debt and Financing Arrangements” for a detailed discussion of financing activities during first quarter 2006. Such decreases were partially offset by $259 million of cash on hand at our former mortgage and fleet management business that was relinquished upon the spin-off of PHH in January 2005.
DEBT AND FINANCING ARRANGEMENTS
At March 31, 2006, we had approximately $15.4 billion of indebtedness (including corporate indebtedness of approximately $4.1 billion and debt under management programs of approximately $11.3 billion).
Corporate indebtedness consisted of:

		As of	As of
		March 31,	December 31,
	Maturity Date	2006	2005	Change

6 7/8 % notes	August 2006	$850	$850	$–
4.89% notes	August 2006	100	100	–
6 1/4 % notes	January 2008	798	798	–
6 1/4 % notes	March 2010	349	349	–
7 3/8 % notes	January 2013	1,192	1,192	–
7 1/8 % notes	March 2015	250	250	–
Revolver borrowings	November 2009	575	357	218
Net hedging losses (a)		(91)	(47)	(44)
Other		92	87	5

		$4,115	$3,936	$179

(a)	As of March 31, 2006, this balance represents $189 million of mark-to-market adjustments on current interest rate hedges, partially offset by $98 million of net gains resulting from the termination of interest rate hedges, which we will amortize to reduce future interest expense. As of December 31, 2005, the balance represents $153 million of net mark-to-market adjustments on current interest rate hedges, partially offset by $106 million of net gains resulting from the termination of interest rate hedges.
The following table summarizes the components of our debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC):

	As of	As of
	March 31,	December 31,
	2006	2005	Change

Vehicle rental program
Cendant Rental Car Funding (a)	$7,513	$6,957	$556
Other	975	952	23
Timeshare program	1,850	1,800	50
Relocation program	743	757	(14)
Vacation rental program	207	207	–

	$11,288	$10,673	$615

(a)	The change in the balance at March 31, 2006 principally represents the issuance of floating rate asset-backed notes at various interest rates to support the acquisition of vehicles used in our vehicle rental business. During April 2006, we repaid approximately $1.8 billion of outstanding borrowings under this facility. See Note 18 to our Consolidated Condensed Financial Statements for further information.

The following table provides the contractual maturities for our corporate debt and our debt under management programs (including related party debt due to Cendant Rental Car Funding) at March 31, 2006 (except for notes issued under our timeshare program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management programs and for which estimates of repayments have been used):

		Debt Under
	Corporate	Management
	Debt	Programs

Within 1 year	$1,281	$4,063
Between 1 and 2 years	823	1,889
Between 2 and 3 years	6	2,502
Between 3 and 4 years	629	665
Between 4 and 5 years	11	1,448
Thereafter	1,365	721

	$4,115	$11,288

At March 31, 2006, we had approximately $2.7 billion of available funding under our various financing arrangements (comprised of approximately $1.9 billion of availability at the corporate level and approximately $800 million available for use in our management programs). As of March 31, 2006, the committed credit facility and commercial paper programs at the corporate level included:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity

Revolving credit facility and commercial paper program (a)	$3,500	$575	$1,610	$1,315
Letter of credit facility (b)	303	–	303	–
Short-term borrowing facilities (c)	585	–	–	585

(a)	Outstanding borrowings include $575 million under our $3.5 billion revolving credit facility, which has a final maturity date of November 2009. In addition to the letters of credit issued as of March 31, 2006, the revolving credit facility contains the committed capacity to issue an additional $140 million in letters of credit. The letters of credit outstanding under this facility at March 31, 2006 were issued primarily to support our vehicle rental business. Total capacity under this program was reduced to $2.0 billion in 2006. See Note 18 to our Consolidated Condensed Financial Statements for further information.
(b)	Final maturity date is July 2010.
(c)	Maintained within our settlement services and real estate brokerage businesses in connection with escrow activities.
As of March 31, 2006, available funding under our debt programs related to our management programs consisted of:

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity

Vehicle rental program
Cendant Rental Car Funding (b)	$7,583	$7,513	$70
Other (c)	1,294	975	319
Timeshare program (d)	2,183	1,850	333
Relocation program (e)	849	743	106
Vacation rental program (f)	207	207	–

	$12,116	$11,288	$828

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $8.1 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(c)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(d)	The outstanding debt is collateralized by approximately $3.0 billion of timeshare-related assets. Borrowings under our asset-linked facility ($575 million) are also recourse to us.
(e)	The outstanding debt is collateralized by $826 million of underlying relocation receivables and related assets.
(f)	The outstanding debt consists of $144 million of capital leases and $63 million of bank debt. The bank debt is collateralized by $120 million of land and related vacation rental assets. The capital lease obligations have corresponding assets classified within assets under management programs on our Consolidated Condensed Balance Sheet as of March 31, 2006.
At March 31, 2006, we also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

LIQUIDITY RISK
We believe that access to our existing financing arrangements is sufficient to meet liquidity requirements for the foreseeable future prior to the full or partial completion of our planned separation into four independent publicly traded companies, including the potential sale of our Travel Distribution business. Prior to, or in connection with any such separation, our existing financing arrangements will be revised or replaced so that our financing arrangements will remain sufficient to meet our liquidity needs for the foreseeable future. However, we can make no assurances that any such restructuring will be completed and we expect financing costs to increase for some of the new stand-alone companies.
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to management programs, could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs, (ii) increased costs associated with the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase the related vehicles and (iii) the restructuring of any of our existing financing arrangements resulting from our plan to separate into four independent publicly traded companies. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios or as a result of the restructuring of such facilities resulting from our contemplated separation or under the terms of such restructured facilities. Additionally, we monitor the maintenance of required financial ratios and, as of March 31, 2006, we were in compliance with all financial covenants under our credit and securitization facilities.
Currently our credit ratings are as follows:

Moody’s
	Investors	Standard &	Fitch
	Service	Poor’s	Ratings

Senior unsecured debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F-2
Subsequent to our announcement regarding the approved plan to separate Cendant into four independent, publicly traded companies, Moody’s Investors Service assigned a “developing outlook” to our senior unsecured credit ratings. Standard & Poor’s and Fitch Ratings have each assigned a “stable outlook” to our senior unsecured credit ratings. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
CONTRACTUAL OBLIGATIONS
Our future contractual obligations have not changed significantly from the amounts reported within our 2005 Annual Report on Form 10-K filed on March 1, 2006 with the exception of our commitment to purchase vehicles, which decreased from the amount previously disclosed by approximately $2.8 billion to approximately $11.6 billion at March 31, 2006 as a result of purchases during first quarter 2006. Any changes to our obligations related to corporate indebtedness and debt under management programs are presented above within the section entitled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.
ACCOUNTING POLICIES
The majority of our businesses operate in environments where we are paid a fee for a service performed. Therefore, the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled “Critical Accounting Policies” of our 2005 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect 2006 reported results (goodwill and other indefinite-lived intangible assets, income taxes and financial instruments). There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.
During first quarter 2006, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions”

•	SFAS No. 123R, “Share-Based Payment”
For detailed information regarding these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risks
We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2006 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As previously reported in our 2005 Annual Report on Form 10-K, after the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC International, Inc. (“CUC”) business units, and prior to the date of this Quarterly Report on Form 10-Q, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against us and other defendants.
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
On October 28, 2005, Cendant reached a settlement, resolving the claims of class members who purchased PRIDES on and after April 16, 1998. To settle these claims, Cendant agreed to pay $32.5 million in cash plus 3.5% of any net recovery from litigation Cendant is pursuing against Ernst & Young, LLP, auditors for the former CUC, arising from the accounting irregularities. The cash payment plus interest, which accrued on the cash settlement from January 27, 2006, when the court approved the settlement in all respects, at the federal funds rate applicable at that time, was made in March 2006.
Two other proceedings, Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.), and P. Schoenfield Asset Management LLC v. Cendant Corp., et al., Civ. Action No. 98-4734 (D.N.J.) (the “ABI Actions”), were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. (“ABI”) between January 27, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors and Ernst & Young. The complaints in the ABI actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act. The plaintiffs allege that they purchased shares of ABI common stock at prices artificially inflated by the accounting irregularities after we announced a cash tender offer for 51% of ABI’s outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. On April 4, 2006, we entered into an agreement to settle the ABI Actions for $22 million. A hearing on the settlement has been scheduled for July 24, 2006.
Item 1A. Risk Factors.
Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates one of those risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
We may be unable to complete our Separation Plan and completion of the Separation Plan is subject to various risks.
On October 23, 2005, our Board of Directors approved a plan to separate our company into four independent companies, one each for our Real Estate Services, Travel Distribution, Hospitality (including Timeshare Resorts) and Vehicle Rental businesses (the “Separation Plan”). The names for each of the four entities are expected to be Realogy Corporation, Travelport Inc., Wyndham Worldwide Corporation and Avis Budget Group, Inc., respectively. The separation is expected to be effected through three 100% spin-offs; however, as announced on April 24, 2006, we are also exploring the possible sale of our Travel Distribution business as an alternative to a spin-off of that business. We currently expect that the Realogy and Wyndham spin-offs will be completed in the second and third quarters of 2006, respectively. We expect the spin-off of Travel Distribution to be completed in October 2006; however, a sale of that business could potentially occur in the summer of 2006.
Completion of the Separation Plan and related transactions, including a possible sale of the Travel Distribution business, is subject to various risks, including, but not limited to, risks inherent in the Separation Plan and related transactions, including risks related to increased borrowings, and costs related to the proposed transactions; increased demands on our management team as a result of executing the Separation Plan in addition to their regular day-to-day management responsibilities; changes in business, political and economic conditions in the United States and in other countries in which we currently do business; changes in governmental regulations and policies and actions of regulatory bodies; changes in Cendant’s overall operating performance and changes in the operating performance of any of Cendant’s business segments; access to financing sources, required changes to existing financings, and changes in credit ratings, including those that may result from the transactions related to the Separation Plan; new costs, which may be greater than the general corporate overhead expenses currently allocated, due to each of the businesses being operated as stand-alone companies rather than as part of an integrated group; the terms of agreements among the separating companies, including the allocations of assets and liabilities and commercial arrangements; our ability to obtain the financing necessary to complete all or a portion of our Separation Plan and related transactions; and our ability to satisfy certain conditions precedent, including final approval by our Board of Directors, receipt of a tax opinion of counsel, receipt of solvency opinions and the filing and effectiveness of registration statements with the Commission. Therefore, there can be no assurances that our Separation Plan will be completed in whole or in part or as to the timing of the completion thereof, or that completion of all or a part of the Separation Plan will not adversely affect our business. Should we determine to proceed with the sale of our Travel Distribution business, there can be no assurances that a buyer will be found or that the sale will be consummated or, if consummated, as to the price and terms of such a sale.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of our Cendant common stock repurchases by month for the quarter ended March 31, 2006:

				Approximate Dollar
			Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased	Paid per Share	Plan (a)	Plan
January 1 – 31, 2006	4,390,265	$17.05	4,390,265	$633,209,008
February 1 – 28, 2006	4,522,706	$16.43	4,522,706	$560,832,238
March 1 – 31, 2006	4,755,172	$17.10	4,755,172	$489,611,184
Total	13,668,143	$16.86	13,668,143	$489,611,184

(a)	Our share repurchase program, which does not have an expiration date, was first publicly announced on October 13, 1998 in the amount of $1 billion and has been increased from time to time and each such increase has been publicly announced, including an increase to include all stock option exercise proceeds in the program. The most recent increase, in the amount of $500 million, was approved by our Board of Directors in July 2005. No shares were purchased outside our share repurchase program during the periods set forth in the table above.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENDANT CORPORATION

Date: May 3, 2006	/s/ Ronald L. Nelson

Ronald L. Nelson
President and Chief Financial Officer

Date: May 3, 2006	/s/ Virginia M. Wilson

Virginia M. Wilson
Executive Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 20, 2004).

10.1	First Amendment, dated as of March 9, 2006, to the Five Year Competitive Advance and Revolving Credit Agreement dated as of November 22, 2004, among Cendant Corporation, as Borrower, certain subsidiaries of the Borrower from time to time party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2006).

10.2	Seventh Amendment, dated as of March 21, 2006, to the Amended and Restated Series 2002-2 Supplement dated as of November 22, 2002, among Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C.), as Issuer, Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.), as Administrator, certain CP Conduit Purchasers, certain APA Banks and the Funding Agents named therein and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2006).

10.3	First Amendment, dated as of March 8, 2006, to the Three Year Senior Asset-Linked Revolving Credit Agreement dated as of June 17, 2004, among Cendant Corporation, as Borrower, the lenders referred to therein, Citicorp USA, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2006).

10.4	Amendment No. 2, dated as of March 31, 2006, to the Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2006).

10.5	Amendment No. 1, dated as of May 12, 2005, to the Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.

10.6	Employment Agreement, dated as of April 17, 2006, by and between Cendant Travel Distribution Services Group, Inc. and Jeff Clarke (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2006).

10.7	Credit Agreement, dated as of April 19, 2006, among Avis Budget Holdings, LLC and Avis Budget Car Rental, LLC, as Borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Bank of America, N.A., Calyon New York Branch and Citicorp USA, Inc., as Documentation Agents, and Wachovia Bank, National Association, as Co-Documentation Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 17, 2006).

10.8	Guarantee and Collateral Agreement, dated as of April 19, 2006, made by Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 17, 2006).

10.9	Indenture, dated as of April 19, 2006, between Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto, and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 17, 2006).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.