Form 10-Q
period 2006-06-30
CENDANT CORP
filed 2006-08-09
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]         No [X]
The number of shares outstanding of the issuer’s common stock was 1,002,462,334 shares as of June 30, 2006.

FORWARD-LOOKING STATEMENTS
The forward-looking statements contained herein are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various facts and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

—	the high level of competition in the vehicle rental industry;

—	an increase in the cost of new vehicles;

—	a decrease in our ability to acquire or dispose of cars through repurchase programs;

—	a decline in the results of operations or financial condition of the manufacturers of our cars;

—	a downturn in airline passenger traffic in the United States or in the other international locations in which we operate;

—	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the markets in which we operate;

—	our dependence on third-party distribution channels;

—	a disruption in rental activity during our peak season in key market segments;

—	a disruption in our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market;

—	a significant increase in interest rates or in borrowing costs;

—	a substantial increase in fuel costs;

—	a major disruption in our communication or centralized information networks;

—	our failure or inability to comply with regulations and any changes in regulations;

—	our failure or inability to make the changes necessary to operate effectively following completion of the Separation Plan (defined below); and

—	other economic, competitive, governmental, regulatory, geopolitical and technological factors affecting our operations, pricing or services.
In addition, you should understand that the following important factors and assumptions could affect the timing of the final completion of our plan to separate into four independent entities, including the anticipated sale of Travelport (the “Separation Plan”), and such factors and assumptions relating to the Separation Plan could affect our future results and could cause actual results to differ materially from those expressed in our forward-looking statements:

—	risks inherent in the separation and related transactions, including risks related to new borrowings, and costs of the proposed transactions related to the Separation Plan (specifically the anticipated sale of Travelport);

—	changes in business, political and economic conditions in the U.S. and in other countries in which Cendant and its companies currently do business;

—	changes in Cendant’s overall operating performance and changes in the operating performance of Avis Budget Group or Travelport;

—	access to financing sources and changes in credit ratings, including those that have resulted and may result from the Separation Plan;

—	the terms of agreements among the separated companies, including the allocations of assets and liabilities, including contingent liabilities and guarantees, commercial arrangements and the performance of each of the separating companies’ obligations under these agreements;

—	increased demands on Cendant’s management team in connection with the execution and performance of the proposed transactions, in addition to their regular day-to-day management responsibilities; and

—	the ability of Cendant to complete a sale of Travelport, which is subject to certain conditions precedent.
Other factors and assumptions not identified above, including those described under “Risk Factors” in Item 1A below, were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.
You should consider the areas of risk described above, as well as those set forth under “Risk Factors” in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Cendant Corporation
New York, New York
We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the “Company”) as of June 30, 2006, the related consolidated condensed statement of stockholders’ equity for the six-month period ended June 30, 2006, the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the related consolidated condensed statements of cash flows for the six month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended prior to presenting Travel Network Group as a discontinued operation (not presented herein); and in our report dated February 28, 2006, we expressed an unqualified opinion (which included an explanatory paragraph relating to the adoption of the consolidation provisions for variable interest entities during 2003, as discussed in Note 2 to the consolidated financial statements, and an explanatory paragraph with respect to the change in presentation in 2005 of the consolidated statement of cash flows to present separate disclosure of cash flows from operating, investing, and financing activities of discontinued operations and the retroactive revision of the statements of cash flows for the years ended December 31, 2004 and 2003, for the change, as discussed in Note 1 to the consolidated financial statements) on those consolidated financial statements. We also audited the adjustments described in Note 2 of the consolidated condensed interim financial statements that were applied to recast the December 31, 2005 balance sheet of the Company. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
New York, New York
August 8, 2006

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues
Service fees and membership, net	$2,813	$2,847	$5,064	$5,060
Vehicle-related	1,439	1,312	2,758	2,477
Other	5	11	12	43

Net revenues	4,257	4,170	7,834	7,580

Expenses
Operating	2,602	2,539	4,825	4,647
Vehicle depreciation, lease charges and interest, net	439	373	860	697
Marketing and reservation	359	321	683	617
General and administrative	324	276	599	564
Non-program related depreciation and amortization	94	85	183	172
Non-program related interest expense, net	110	66	168	46
Acquisition and integration related costs:
Amortization of pendings and listings	2	3	9	6
Other	1	1	2	2
Separation costs	49	–	85	–
Restructuring and transaction-related charges	–	1	–	40
Valuation charge associated with PHH spin-off	–	–	–	180

Total expenses	3,980	3,665	7,414	6,971

Income before income taxes and minority interest	277	505	420	609
Provision for income taxes	103	188	164	249
Minority interest, net of tax	–	1	1	2

Income from continuing operations	174	316	255	358
Income from discontinued operations, net of tax	53	67	106	81
Gain (loss) on disposal of discontinued operations, net of tax	(981)	4	(981)	(133)

Income (loss) before cumulative effect of accounting changes	(754)	387	(620)	306
Cumulative effect of accounting changes, net of tax	–	–	(64)	–

Net income (loss)	$(754)	$387	$(684)	$306

Earnings per share
Basic
Income from continuing operations	$0.17	$0.30	$0.25	$0.34
Net income (loss)	(0.75)	0.37	(0.68)	0.29
Diluted
Income from continuing operations	$0.17	$0.29	$0.25	$0.33
Net income (loss)	(0.75)	0.36	(0.67)	0.28
See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$441	$730
Restricted cash	83	66
Receivables, net	917	837
Deferred income taxes	566	566
Assets of discontinued operations	6,327	6,888
Other current assets	897	551

Total current assets	9,231	9,638

Property and equipment, net	1,245	1,311
Deferred income taxes	159	183
Goodwill	8,082	7,938
Other intangibles, net	2,227	2,130
Other non-current assets	551	493

Total assets exclusive of assets under programs	21,495	21,693

Assets under management programs:
Program cash	201	126
Relocation receivables	941	855
Vehicle-related, net	9,474	8,485
Timeshare-related, net	2,813	2,723
Vacation rental	229	216
Other	17	6

	13,675	12,411

Total assets	$35,170	$34,104

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$3,277	$3,494
Current portion of long-term debt	3,593	1,017
Liabilities of discontinued operations	1,849	1,592
Deferred income	571	346

Total current liabilities	9,290	6,449

Long-term debt	1,976	2,561
Deferred income	278	278
Other non-current liabilities	937	915

Total liabilities exclusive of liabilities under programs	12,481	10,203

Liabilities under management programs:
Debt	4,012	3,716
Debt due to Cendant Rental Car Funding (AESOP) LLC—related party	6,040	6,957
Deferred income taxes	1,818	1,723
Other	318	214

	12,188	12,610

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,353,082,323 and 1,350,852,215 shares	14	14
Additional paid-in capital	12,045	12,009
Retained earnings	5,155	5,946
Accumulated other comprehensive income	189	40
CD treasury stock, at cost—350,619,989 and 339,246,211 shares	(6,902)	(6,718)

Total stockholders’ equity	10,501	11,291

Total liabilities and stockholders’ equity	$35,170	$34,104

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,

	2006	2005

Operating Activities
Net income (loss)	$(684)	$306
Adjustments to arrive at income from continuing operations	939	52

Income from continuing operations	255	358
Adjustments to reconcile income from continuing operations to net cash provided by operating activities exclusive of management programs:
PHH valuation charge	–	180
Non-program related depreciation and amortization	183	172
Amortization of pendings and listings	9	6
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(27)	(74)
Income taxes and deferred income taxes	(87)	147
Accounts payable and other current liabilities	83	67
Other, net	(59)	(34)

Net cash provided by operating activities exclusive of management programs	357	822

Management programs:
Vehicle depreciation	663	533
Amortization and impairment of mortgage servicing rights	–	101
Net loss on mortgage servicing rights and related derivatives	–	(83)
Origination of timeshare-related assets	(602)	(525)
Principal collection of investment in timeshare-related assets	339	321
Origination of mortgage loans	–	(2,062)
Proceeds on sale of and payments from mortgage loans held for sale	–	2,150
Other	(3)	7

	397	442

Net cash provided by operating activities	754	1,264

Investing Activities
Property and equipment additions	(148)	(133)
Net assets acquired, net of cash acquired, and acquisition-related payments	(303)	(127)
Proceeds received on asset sales	11	13
Proceeds from sale of available-for-sale securities	–	18
Proceeds from dispositions of businesses, net of transaction-related payments	(28)	964
Other, net	(32)	(1)

Net cash provided by (used in) investing activities exclusive of management programs	(500)	734

Management programs:
Increase in program cash	(75)	(61)
Investment in vehicles	(6,936)	(6,451)
Payments received on investment in vehicles	5,404	3,879
Equity advances on homes under management	(2,419)	(2,403)
Repayment of advances on homes under management	2,345	2,285
Additions to mortgage servicing rights	–	(23)
Cash received on derivatives related to mortgage servicing rights, net	–	44
Other, net	(6)	(20)

	(1,687)	(2,750)

Net cash used in investing activities	(2,187)	(2,016)

Financing Activities
Proceeds from borrowings	1,875	4
Principal payments on borrowings	(16)	(44)
Net short-term borrowings	192	616
Issuances of common stock	36	191
Repurchases of common stock	(243)	(460)
Payment of dividends	(113)	(192)
Cash reduction due to spin-off of PHH	–	(259)
Other, net	(30)	4

Net cash provided by (used in) financing activities exclusive of management programs	1,701	(140)

Management programs:
Proceeds from borrowings	7,011	6,983
Principal payments on borrowings	(7,769)	(4,907)
Net change in short-term borrowings	104	184
Other, net	(22)	(12)

	(676)	2,248

Net cash provided by financing activities	1,025	2,108

Effect of changes in exchange rates on cash and cash equivalents	–	(20)
Cash provided by (used in) discontinued operations (Revised— See Note 1)
Operating activities	455	494
Investing activities	(97)	(1,708)
Financing activities	(248)	(171)
Effect of exchange rate changes	9	(12)

	119	(1,397)

Net decrease in cash and cash equivalents	(289)	(61)
Cash and cash equivalents, beginning of period	730	467

Cash and cash equivalents, end of period	$441	$406

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2006	1,351	$14	$12,009	$5,946	$40	(339)	$(6,718)	$11,291
Comprehensive loss:
Net loss	–	–	–	(684)	–	–	–
Currency translation adjustment, net of tax of $62	–	–	–	–	112	–	–
Unrealized gains on cash flow hedges, net of tax of $23	–	–	–	–	37	–	–
Total comprehensive loss								(535)
Net activity related to restricted stock units	–	–	11	–	–	–	–	11
Exercise of stock options	2	–	8	–	–	2	30	38
Tax benefit from exercise of stock options	–	–	7	–	–	–	–	7
Repurchases of CD common stock	–	–	–	–	–	(14)	(243)	(243)
Payment of dividends	–	–	–	(107)	–	–	–	(107)
Other	–	–	10	–	–	–	29	39

Balance at June 30, 2006	1,353	$14	$12,045	$5,155	$189	(351)	$(6,902)	$10,501

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

As of June 30, 2006, Cendant Corporation was a global provider of real estate and travel services. Upon completion of the distributions of shares of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) to the Company’s stockholders on July 31, 2006, which are further described below, and the anticipated sale of Travelport, Inc. in August 2006, the Company’s continuing operations will consist of Avis Budget Group, which provides car and truck rentals and ancillary services to businesses and consumers in the United States and internationally.

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Cendant Corporation and its subsidiaries (“Cendant”), as well as entities in which Cendant directly or indirectly has a controlling financial interest (collectively, the “Company”).

As of June 30, 2006, the Company operated in the following business segments:

—	Realogy (formerly known as the Real Estate Services segment)—Franchises the real estate brokerage businesses of Realogy’s four residential brands and one commercial brand, provides real estate brokerage services, facilitates employee relocations and provides home buyers with title and closing services (this business was spun-off on July 31, 2006—see below for further information).

—	Hospitality Services—Franchises ten lodging brands, facilitates the exchange of vacation ownership intervals and markets vacation rental properties (this business was spun-off on July 31, 2006—see below for further information).

—	Timeshare Resorts—Markets and sells vacation ownership interests, or VOIs, to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts (this business was spun-off on July 31, 2006—see below for further information).

—	Avis Budget Group (formerly known as the Vehicle Rental segment)—Operates and franchises our car and truck rental brands.

—	Mortgage Services—provided home buyers with mortgage lending services through January 31, 2005 (see Note 17—Spin-off of PHH Corporation).

In presenting the Consolidated Condensed Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The Company made a reclassification to reflect an immaterial correction to prior year vehicle-related revenues and operating expenses to conform to the current year gross reporting presentation for vehicle licensing and airport concession fees, which resulted in additional vehicle-related revenues and operating expenses of $88 million and $165 million during the three and six months ended June 30, 2005, respectively. Such amounts had been previously presented on a net basis. This correction had no effect on previously reported pretax income. Additionally, for the six months ended June 30, 2006, the Company has separately disclosed the operating, investing and financing portions of cash flows attributable to its discontinued operations (as described in more detail below), which in prior periods were reported on a combined basis as a single amount. These financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K filed on March 1, 2006.

Discontinued Operations. In January 2005, the Company completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of the common stock of PHH Corporation (“PHH”) to the Company’s stockholders. In February 2005, the Company completed an initial public offering of Wright Express Corporation, its former fuel card subsidiary, and in October 2005, the Company sold its former Marketing Services division, which was comprised of its individual membership and loyalty/insurance marketing businesses. Also, in June 2006, the Company entered into a definitive agreement to sell Travelport, the companies that comprise the Company’s travel distribution services businesses, for approximately $4.3 billion. The Company recorded a non-cash impairment charge of approximately $1.0 billion in second quarter 2006 to reflect the difference between Travelport’s carrying value and its estimated fair value, less costs to dispose. There was no tax benefit recorded in connection with this charge. The Company also expects that in third quarter 2006, it will incur an additional loss on the sale of Travelport in connection with certain transaction-specific costs the Company may not recognize until the sale is consummated. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the account balances and activities of Wright Express, the former fleet leasing and appraisal businesses, the former Marketing Services division and Travelport have been segregated and reported as discontinued operations for all periods presented. The Company’s former mortgage business has not been classified as a discontinued operation due to Realogy’s participation in a mortgage origination venture that was established with PHH in connection with the spin-off (see Note 17—Spin-off of PHH Corporation for more information on the venture). Summarized financial data for the aforementioned businesses are provided in Note 2—Discontinued Operations.

Management Programs. The Company presents separately the financial data of its management programs. These programs are distinct from the Company’s other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in the Company’s vehicle rental, relocation, and vacation ownership and rental businesses, assets under management programs are funded through borrowings under asset-linked funding or other similar arrangements. Additionally, through January 31, 2005, in the Company’s former mortgage services business, assets under management programs were funded through borrowings under asset-linked funding arrangements or unsecured borrowings at its former PHH subsidiary. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company’s management programs. The Company believes it is appropriate to segregate the financial data of its management programs because, ultimately, the source of repayment of such debt is the realization of such assets.

Separation Plan

In October 2005, the Company’s Board of Directors preliminarily approved a plan to separate Cendant into four independent, publicly traded companies:

—	Realogy Corporation—encompasses the Company’s Realogy segment.

—	Wyndham Worldwide Corporation—encompasses the Company’s Hospitality Services and Timeshare Resorts segments.

—	Travelport, Inc.—will encompass the Company’s current Travel Distribution Services segment, which is now presented as a discontinued operation.

—	Avis Budget Group, Inc.—will encompass the Company’s current Avis Budget Group segment.

On April 24, 2006, the Company announced that in addition to continuing to pursue its original plan to distribute all of the shares of common stock of Travelport to its stockholders, the Company would also explore opportunities for the sale of such business. On June 30, 2006, the Company entered into a definitive agreement to sell Travelport, as discussed above, and on July 31, 2006 distributed all of the shares of common stock of Realogy and Wyndham to the Company’s stockholders (see Note 18—Subsequent Events for further information on the separation plan). During the three and six months ended June 30, 2006, the Company incurred costs of $49 million and $85 million, respectively, in connection with executing this plan, consisting primarily of legal, accounting, other professional and consulting fees and various employee costs.

In connection with its execution of the separation plan, the Company has also repaid certain of its debt and revolving credit facilities and consummated new financing arrangements (see Note 11—Long-Term Debt and Borrowing Arrangements and Note 18—Subsequent Events for further information).

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

SFAS No. 152 also requires that revenue in excess of costs associated with the rental of unsold units be accounted for as a reduction to the carrying value of timeshare inventory (which reduces the cost of such inventory when it is sold), and that costs in excess of revenues associated with the rental of unsold units be charged to expense as incurred. Prior to the adoption of SFAS No. 152, rental revenues and expenses were separately recorded in the Consolidated Condensed Statements of Income.

The Company adopted the provisions of SFAS No. 152 effective January 1, 2006, as required, and recorded an after tax charge of $65 million ($0.06 per diluted share) during the six months ended June 30, 2006 as a cumulative effect of an accounting change, which consists of a pre-tax charge of $105 million representing the deferral of revenue and costs associated with sales of vacation ownership interests that were recognized prior to January 1, 2006, the recognition of certain expenses that were previously deferred and an associated tax benefit of $40 million. There was no impact to cash flows from the adoption of SFAS No. 152.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and by SFAS No. 123. The Company adopted SFAS No. 123R on January 1, 2006, as required, under the modified prospective application method. Because the Company recorded stock-based compensation expense for all outstanding employee stock awards prior to the adoption of SFAS No. 123R, the adoption of such standard did not have a significant impact on the Company’s results of operations. However, the Company recorded an after tax credit of $1 million during the six months ended June 30, 2006 as a cumulative effect of an accounting change, which represents the Company’s estimate of total future forfeitures of stock-based awards outstanding as of January 1, 2006 (see Note 15—Stock-Based Compensation for further information).

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes. FIN 48 also requires increased disclosure with respect to the uncertainty in income taxes. The Company will adopt the provisions of FIN 48 on January 1, 2007, as required, and is currently evaluating the impact of such adoption on its financial statements.

2.	Discontinued Operations

Summarized statement of income data for discontinued operations is as follows:

Three Months Ended June 30, 2006

		Marketing
	Wright	Services
	Express (a)	Division (b)	Travelport	Total

Net revenues	$–	$–	$687	$687

Income before income taxes	$–	$–	$60	$60
Provision for income taxes	–	–	7	7

Income from discontinued operations, net of tax	$–	$–	$53	$53

Gain (loss) on disposal of discontinued operations	$9	$(8)	$(1,000)	$(999)
Provision (benefit) for income taxes	3	(2)	(19)	(18)

Gain (loss) on disposal of discontinued operations, net of tax	$6	$(6)	$(981)	$(981)

(a)	Represents payments received from Wright Express in connection with a tax receivable agreement pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. The Company currently expects such payments to aggregate over $400 million. However, the actual amount and timing of receipt of such payments are dependent upon a number of factors, including whether Wright Express earns sufficient future taxable income to realize the full tax benefit of the amortization of certain assets.
(b)	Represent payments in connection with a guarantee obligation made to the Company’s former Marketing Services division.

Three Months Ended June 30, 2005

		Marketing
	Wright	Services
	Express (a)	Division	Travelport	Total

Net revenues	$–	$333	$653	$986

Income (loss) before income taxes	$–	$(9)	$83	$74
Provision for income taxes	–	–	7	7

Income (loss) from discontinued operations, net of tax	$–	$(9)	$76	$67

Gain on disposal of discontinued operations	$6	$–	–	$6
Provision for income taxes	2	–	–	2

Gain on disposal of discontinued operations, net of tax	$4	$–	$–	$4

(a)	Represents payments received from Wright Express in connection with a tax receivable agreement. See above for further information.

Six Months Ended June 30, 2006

		Marketing
	Wright	Services
	Express (a)	Division (b)	Travelport	Total

Net revenues	$–	$–	$1,327	$1,327

Income before income taxes	$–	$–	$109	$109
Provision for income taxes	–	–	3	3

Income from discontinued operations, net of tax	$–	$–	$106	$106

Gain (loss) on disposal of discontinued operations	$9	$(10)	$(1,000)	$(1,001)
Provision (benefit) for income taxes	3	(4)	(19)	(20)

Gain (loss) on disposal of discontinued operations, net of tax	$6	$(6)	$(981)	$(981)

(a)	Represents payments received from Wright Express in connection with a tax receivable agreement. See above for further information.
(b)	Represent payments in connection with a guarantee obligation made to the Company’s former Marketing Services division.

Six Months Ended June 30, 2005

		Fleet and	Marketing
	Wright	Appraisal	Services
	Express (a)	Businesses (a)(b)	Division	Travelport	Total

Net revenues	$29	$134	$670	$1,197	$2,030

Income (loss) before income taxes	$(7)	$7	$19	$158	$177
Provision (benefit) for income taxes	(3)	28	9	62	96

Income (loss) from discontinued operations, net of tax	$(4)	$(21)	$10	$96	$81

Gain (loss) on disposal of discontinued operations	$507	$(312)	$–	$–	$195
Provision for income taxes	328	–	–	–	328

Gain (loss) on disposal of discontinued operations, net of tax	$179	$(312)	$–	$–	$(133)

(a)	Results are through the dates of disposition.
(b)	The provision for income taxes reflects a $24 million charge associated with separating the appraisal business from the Company in connection with the PHH spin-off.

Summarized balance sheet data for discontinued operations are as follows:

	As of	As of
	June 30,	December 31,
	2006	2005

	Travelport	Travelport

Assets of discontinued operations:
Current assets	$879	$676
Property and equipment, net	535	480
Goodwill	3,279	4,087
Other assets	1,634	1,645

Total assets of discontinued operations	$6,327	$6,888

Liabilities of discontinued operations:
Current liabilities	$1,250	$860
Other liabilities	599	732

Total liabilities of discontinued operations (a)	$1,849	$1,592

(a)	The balance as of June 30, 2006 and December 31, 2005 includes $265 million and $350 million, respectively, under the Company’s revolving credit facility, as Travelport is the primary obligor for such borrowings.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Income from continuing operations	$174	$316	$255	$358
Income from discontinued operations	53	67	106	81
Gain (loss) on disposal of discontinued operations	(981)	4	(981)	(133)
Cumulative effect of accounting changes	–	–	(64)	–

Net income (loss)	$(754)	$387	$(684)	$306

Basic weighted average shares outstanding	1,002	1,050	1,004	1,052
Stock options, warrants and restricted stock units (*)	9	22	10	23

Diluted weighted average shares outstanding	1,011	1,072	1,014	1,075

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Earnings per share:
Basic
Income from continuing operations	$0.17	$0.30	$0.25	$0.34
Income from discontinued operations	0.06	0.07	0.11	0.08
Gain (loss) on disposal of discontinued operations	(0.98)	–	(0.98)	(0.13)
Cumulative effect of accounting changes	–	–	(0.06)	–

Net income (loss)	$(0.75)	$0.37	$(0.68)	$0.29

Diluted
Income from continuing operations	$0.17	$0.29	$0.25	$0.33
Income from discontinued operations	0.05	0.07	0.11	0.08
Gain (loss) on disposal of discontinued operations	(0.97)	–	(0.97)	(0.13)
Cumulative effect of accounting changes	–	–	(0.06)	–

Net income (loss)	$(0.75)	$0.36	$(0.67)	$0.28

(*)	Excludes restricted stock units for which performance-based vesting criteria have not been achieved. Also does not reflect (i) 49 million and 38 million outstanding common stock options that were antidilutive during the three months ended June 30, 2006 and 2005, respectively, (ii) 84 million and 24 million outstanding common stock options that were antidilutive during the six months ended June 30, 2006 and 2005, respectively and (iii) 2 million outstanding warrants during the three and six months ended June 30, 2006 that were antidilutive. The increase in the number of antidilutive options for the three months ended June 30, 2006 represents approximately 11 million options that became “out-of-the-money” as a result of a decrease in the average stock price between the three months ended June 30, 2006 ($16.64) and the three months ended June 30, 2005 ($20.96). The increase in the number of antidilutive options for the six months ended June 30, 2006 represents approximately 60 million options that became “out-of-the-money” as a result of a decrease in the average stock price between the six months ended June 30, 2006 ($16.65) and the six months ended June 30, 2005 ($21.32). The weighted average exercise price for antidilutive options for the three months ended June 30, 2006 and 2005 was $18.22 and $25.85, respectively. The weighted average exercise price for antidilutive options for the six months ended June 30, 2006 and 2005 was $21.49 and $28.50, respectively. The weighted average exercise price for antidilutive warrants at June 30, 2006 was $21.31.

4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Condensed Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Condensed Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded as adjustments to the purchase price or as expenses, as appropriate.

Texas American Title Company. On January 6, 2006, the Company completed the acquisition of multiple title companies in Texas in a single transaction for total consideration of $109 million, which includes $32 million in cash, net of cash acquired of $60 million, plus a $10 million note (subject to potential downward adjustment) payable within two years of the closing date, and $7 million of assumed liabilities. These entities provide title and closing services, including title searches, title insurance, home sale escrow and other closing services. This acquisition resulted in goodwill (based on the preliminary purchase price) of $30 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Realogy segment. This acquisition also resulted in $40 million of other intangible assets. This acquisition expanded the Company’s agency business into Texas and added a wholly-owned underwriter of title insurance to the title and settlement services portfolio.

Other. During the six months ended June 30, 2006, the Company acquired eleven real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for $71 million in cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $69 million that was assigned to the Company’s Realogy segment, all of which is expected to be deductible for tax purposes. These acquisitions also resulted in $4 million of other intangible assets.

In addition, the Company acquired fourteen other individually non-significant businesses within several of its reportable segments during the six months ended June 30, 2006 for aggregate consideration of $79 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $2 million, all of which is expected to be deductible for tax purposes. The goodwill was assigned to the Company’s Realogy segment. These acquisitions also resulted in $75 million of other intangible assets.

These acquisitions were not significant to the Company’s results of operations, financial position or cash flows.

Acquisition and Integration Related Costs

During the three and six months ended June 30, 2006, the Company incurred acquisition and integration related costs of $3 million and $11 million, respectively, of which $2 million and $9 million, respectively, represented amortization of its contractual pendings and listings intangible assets, which were acquired primarily in connection with the acquisitions of real estate brokerages by NRT. The Company segregated the pendings and listings amortization to enhance the comparability of its results of operations since these intangible assets are amortized over a short period of time (generally four to five months). The remaining costs of $1 million and $2 million, respectively, reflect the integration of the real estate brokerages acquired by NRT.

During the three and six months ended June 30, 2005, the Company incurred acquisition and integration related costs of $4 million and $8 million, respectively, of which $3 million and $6 million, respectively, represented amortization of its contractual pendings and listings intangible assets, all of which were acquired in connection with the acquisitions of real estate brokerages by NRT. The remaining costs of $1 million and $2 million, respectively, reflect the integration of the real estate brokerages acquired by NRT.

5.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2006			As of December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets
Franchise agreements	$1,181	$418	$763	$1,160	$399	$761
Customer lists	135	103	32	121	97	24
Below market contracts acquired	44	13	31	42	10	32
License agreement	47	3	44	47	3	44
Other	54	11	43	48	19	29

	$1,461	$548	$913	$1,418	$528	$890

Unamortized Intangible Assets
Goodwill	$8,082			$7,938

Trademarks	$1,314			$1,240

The changes in the carrying amount of goodwill are as follows:

		Goodwill		Adjustments
	Balance at	Acquired		to Goodwill		Foreign		Balance at
	January 1,	during		Acquired		Exchange and		June 30,
	2006	2006		during 2005		Other		2006

Realogy	$3,163	$101	(a)	$13	(b)	$7	(e)	$3,284
Hospitality Services	1,316	–		3	(c)	15	(f)	1,334
Timeshare Resorts	1,322	–		1		–		1,323

Wyndham Worldwide	2,638	–		4		15		2,657
Avis Budget Group	2,137	–		4	(d)	–		2,141

Total Company	$7,938	$101		$21		$22		$8,082

(a)	Primarily relates to the acquisitions of real estate brokerages by NRT (January 2006 and forward) and the acquisition of Texas American Title Company (see Note 4—Acquisitions).
(b)	Primarily relates to the acquisitions of real estate brokerages by NRT, including earnouts.
(c)	Primarily relates to the acquisition of the Wyndham Hotels and Resorts brand (October 2005).
(d)	Primarily relates to the acquisition of Budget licensees (April 2005 and forward).
(e)	Primarily relates to earnouts for the acquisitions of real estate brokerages by NRT prior to 2005.

(f)	Primarily relates to foreign exchange translation adjustments.

Amortization expense relating to all intangible assets was as follows:

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Franchise agreements	$10	$9	$19	$18
Customer lists	3	3	7	6
Below market contracts acquired	1	1	2	2
Other (*)	5	3	12	7

Total	$19	$16	$40	$33

(*)	Includes pendings and listings amortization expense during the three months ended June 30, 2006 and 2005 of $2 million and $3 million, respectively, and during the six months ended June 30, 2006 and 2005 of $9 million and $6 million, respectively.

6.	Restructuring and Transaction-Related Charges

During the three and six months ended June 30, 2005, the Company recorded $1 million and $40 million, respectively, of restructuring and transaction-related charges, of which $1 million and $37 million, respectively, was incurred as a result of restructuring activities undertaken following the PHH spin-off and the IPO of Wright Express, and $3 million relates to transaction costs incurred during the six months ended June 30, 2005 in connection with the PHH spin-off. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction include the closure of a call center and field locations of the Company’s truck rental business, consolidation of processes and offices in the Company’s real estate brokerage business and reductions in staff within the Hospitality Services segment and the Company’s corporate functions. The remaining liability relating to these actions was $1 million and $6 million at June 30, 2006 and December 31, 2005, respectively, and primarily relates to obligations under terminated leases.

7.	Vehicle Rental Activities

The components of the Company’s vehicle-related assets under management programs are as follows:

	As of	As of
	June 30,	December 31,
	2006	2005

Rental vehicles	$9,664	$8,247
Vehicles held for sale	134	165

	9,798	8,412
Less: Accumulated depreciation	(938)	(903)

Total investment in vehicles, net	8,860	7,509
Plus: Investment in Cendant Rental Car Funding (AESOP) LLC	414	374
Plus: Receivables from manufacturers	200	602

Total vehicle-related, net	$9,474	$8,485

The components of vehicle depreciation, lease charges and interest, net, are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Depreciation expense	$346	$283	$663	$533
Interest expense, net (*)	75	77	166	140
Lease charges	12	16	29	35
(Gain) loss on sales of vehicles, net	6	(3)	2	(11)

	$439	$373	$860	$697

(*)	Amounts for the three and six months ended June 30, 2006 exclude $30 million of interest expense related to $1,875 million of fixed and floating rate borrowings of Avis Budget Car Rental, LLC. Such interest is recorded within non-program related interest expense, net on the accompanying Consolidated Condensed Statement of Income.

8.	Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2006 is 39.0%. Such rate differs from the Federal statutory rate of 35.0% primarily due to state and local income taxes.

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2005 is 40.9%. Such rate differs from the Federal statutory rate of 35.0% primarily due to the non-deductibility of the $180 million valuation charge associated with the PHH spin-off and state and local income taxes, partially offset by a tax benefit of $55 million related to asset basis differences.

9.	Other Current Assets

Other current assets consisted of:

	As of	As of
	June 30,	December 31,
	2006	2005

Prepaid expenses	$369	$315
Timeshare inventory(a)	195	29
Other	333	207

	$897	$551

(a)	The increase in timeshare inventory at June 30, 2006 is primarily due to increased timeshare activity and the adoption of SFAS No. 152.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2006	2005

Accounts payable	$689	$567
Income taxes payable	542	768
Accrued payroll and related	403	513
Accrued advertising and marketing	162	151
Accrued legal settlements	190	326
Accrued interest	169	127
Acquisition and integration-related	54	60
Other	1,068	982

	$3,277	$3,494

11.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

		As of	As of
		June 30,	December 31,
	Maturity Date	2006	2005

Corporate debt:
6 7/8% notes (a)	August 2006	$850	$850
4.89% notes (a)	August 2006	100	100
6 1/4% notes (b)	January 2008	799	798
6 1/4% notes (b)	March 2010	349	349
7 3/8% notes (b)	January 2013	1,192	1,192
7 1/8% notes (b)	March 2015	250	250
Revolver borrowings		200	7
Net hedging losses (d)		(123)	(47)

		3,617	3,499
Avis Budget Car Rental, LLC corporate debt:
Floating rate term loan (c)	April 2012	875	–
Floating rate senior notes (c)	May 2014	250	–
7 5/8% notes (c)	May 2014	375	–
7 3/4% notes (c)	May 2016	375	–

		1,875	–
Other:
Other		77	79

Total long-term debt		5,569	3,578
Less: Current portion (e)		3,593	1,017

Long-term debt		$1,976	$2,561

(a)	During July 2006, the Company discharged its obligations with respect to an aggregate principal amount of $950 million due in August 2006 under the 6 7/8 % and 4.89% notes.

(b)	The Company repaid substantially all of these notes on July 28, 2006 (see Note 18—Subsequent Events for further information).

(c)	In connection with the Company’s execution of its separation plan, Avis Budget Car Rental, LLC, the parent company of the Company’s vehicle rental operations, borrowed $1,875 million in April 2006, which consists of (i) $1,000 million of unsecured fixed rate notes and floating rate senior notes and (ii) an $875 million secured floating rate term loan under a senior credit facility. The floating rate term loan and floating rate senior notes bear interest at three month LIBOR plus 125 basis points and three month LIBOR plus 250 basis points, respectively.

(d)	As of June 30, 2006, this balance represents $212 million of mark-to-market adjustments on current interest rate hedges, partially offset by $89 million of net gains resulting from the termination of interest rate hedges. As of December 31, 2005, the balance represents $153 million of net mark-to-market adjustments on current interest rate hedges, partially offset by $106 million of net gains resulting from the termination of interest rate hedges.

(e)	The balances as of June 30, 2006 and December 31, 2005 include $850 million and $100 million of borrowings under the Company’s 6 7/8% and 4.89% notes, respectively, due in August 2006. The balance at June 30, 2006 also includes (i) aggregate principal of approximately $2.5 billion outstanding under the Company’s 6 1/4% notes due in January 2008 and March 2010, 7 3/8% notes due in January 2013 and 7 1/8 % notes due in March 2015 and (ii) $200 million of borrowings under the Company’s $2.0 billion revolving credit facility, which are classified as current as such borrowings were repaid in July 2006.

At June 30, 2006, the committed credit facilities and commercial paper program available to the Company at the corporate level were as follows:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity

$2.0 billion revolving credit facility and commercial paper program (a)	$2,000	$200	$195	$1,340
$1.5 billion revolving credit facility (b)	1,500	–	336	1,164
Letter of credit facility (c)	303	–	303	–

(a)	Outstanding borrowings include $200 million under the Company’s $2.0 billion revolving credit facility. The outstanding borrowings above do not include $265 million of borrowings for which the Company’s Travelport subsidiary is the primary obligor. This amount is included within liabilities of discontinued operations on the Company’s Consolidated Condensed Balance Sheet at June 30, 2006. In addition to the letters of credit issued as of June 30, 2006, the revolving credit facility contains the committed capacity to issue an additional $1,340 million in letters of credit. Total capacity under this program was reduced from $3.5 to $2.0 billion in 2006. The Company repaid and terminated this facility on July 28, 2006 and refinanced the $265 million of borrowings for which the Company’s Travelport subsidiary is the primary obligor (see Note 18—Subsequent Events).

(b)	This secured revolving credit facility was entered into by Avis Budget Car Rental, LLC in April 2006, has a five year term and currently bears interest at one month LIBOR plus 150 basis points.
(c)	Final maturity date is July 2010.

During second quarter 2006, Realogy entered into (i) a $1,650 million credit facility consisting of a $1,050 million revolving credit facility and a $600 million term loan facility and (ii) a $1,325 million interim loan facility. No amounts were outstanding under any of these facilities at June 30, 2006. The Company does not have any obligations related to these facilities, nor does the Company have access to these facilities, as they were entered into by Realogy, which was spun-off on July 31, 2006 (see Note 18—Subsequent Events).

As of June 30, 2006, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

Certain of the Company’s debt instruments and credit facilities contain restrictive covenants, including restrictions on indebtedness, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At June 30, 2006, the Company was in compliance with all restrictive and financial covenants. The Company’s debt instruments permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds. The Company’s credit facilities permit the loans made thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s debt instruments subject to materiality thresholds.

12.	Debt Under Management Programs and Borrowing Arrangements

Debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC (“Cendant Rental Car Funding”)) consisted of:

	As of	As of
	June 30,	December 31,
	2006	2005

Vehicle rental program
Cendant Rental Car Funding (a)	$6,040	$6,957
Other	1,091	952
Timeshare program	1,949	1,800
Relocation program	757	757
Vacation rental program	215	207

	$10,052	$10,673

(a)	The change in the balance at June 30, 2006 principally reflects the payment of vehicle-backed notes with a portion of the proceeds from the issuance $1,875 million of fixed and floating rate notes by Avis Budget Car Rental, LLC in April 2006, partially offset by the issuance of floating rate vehicle-backed notes at various interest rates to support the acquisition of vehicles used in the Company’s vehicle rental business.

The following table provides the contractual maturities of the Company’s debt under management programs (including related party debt due to Cendant Rental Car Funding) at June 30, 2006 (except for notes issued under the Company’s timeshare program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management programs and for which estimates of repayments have been used):

As of
June 30,
2006

Within 1 year	$3,640
Between 1 and 2 years	2,162
Between 2 and 3 years	1,714
Between 3 and 4 years	370
Between 4 and 5 years	1,321
Thereafter	845

$10,052

As of June 30, 2006, available funding under the Company’s management programs (including related party debt due to Cendant Rental Car Funding) consisted of:

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity

Vehicle rental program
Cendant Rental Car Funding (b)	$7,040	$6,040	$1,000
Other (c)	1,526	1,091	435
Timeshare program (d)	2,134	1,949	185
Relocation program (e)	860	757	103
Vacation rental program (f)	215	215	–

	$11,775	$10,052	$1,723

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $8.2 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(c)	The outstanding debt is collateralized by approximately $1.4 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(d)	The outstanding debt is collateralized by approximately $3.2 billion of timeshare-related assets. Borrowings under the Company’s asset-linked facility ($600 million) are also recourse to Cendant.
(e)	The outstanding debt is collateralized by $946 million of underlying relocation receivables and related assets.

(f)	The outstanding debt consists of $145 million of capital leases and $70 million of bank debt. The bank debt is collateralized by $103 million of land and related vacation rental assets. The capital lease obligations have corresponding assets classified within assets under management programs on the Company’s Consolidated Condensed Balance Sheet as of June 30, 2006.

Certain of the Company’s debt instruments and credit facilities related to its management programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At June 30, 2006, the Company was in compliance with all financial covenants of its debt instruments and credit facilities related to management programs.

13.	Commitments and Contingencies

The Internal Revenue Service (“IRS”) is currently examining the Company’s taxable years 1998 through 2002. Over the course of this audit, the Company has responded to various requests for information, primarily focused on the 1999 statutory merger of the Company’s former fleet business; the calculation of the stock basis in the 1999 sale of a subsidiary; and the deductibility of expenses associated with the shareholder class action litigation. To date, the Company has not agreed to any IRS proposed adjustments related to such period. Although the Company believes it has appropriate support for the positions taken on its tax returns, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. The Company believes that its accruals for tax liabilities are adequate for all open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $70 million recorded on its Consolidated Condensed Balance Sheet as of June 30, 2006 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of any unresolved proceedings. The Company does not believe that the impact of any unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity as Realogy and Wyndham Worldwide, at the time of separation, each have agreed to assume responsibility for these liabilities as well as other liabilities related to the Company’s litigation that is not related to its vehicle rental operations (see Note 18—Subsequent Events). Additionally, in the event that Travelport is distributed to Cendant’s stockholders and not sold, it will assume a portion of the responsibility for these litigation matters (which would reduce the respective portions assumed by Realogy and Wyndham Worldwide). Such litigation being assumed by Realogy and Wyndham Worldwide includes litigation retained by the Company in connection with the sale of its former Marketing Services division, two patent infringement cases and a dispute regarding expenses related to a settled breach of contract claim.

In addition, pursuant to the Separation and Distribution Agreement (See Note 18—Subsequent Events), Realogy, Wyndham Worldwide and Travelport have agreed to assume and retain all of the liabilities primarily related to each of their respective businesses and operations, including litigation primarily related to each of their businesses where Cendant is a named party, including a regulatory proceeding and a class action lawsuit related to a Realogy joint venture.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including contract disputes, business practices, intellectual property, environmental issues and other commercial, employment and tax matters, including breach of contract claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.

14.	Stockholders’ Equity

Dividend Payments

During the six months ended June 30, 2006 and 2005, the Company paid cash dividends of $113 million ($0.11 per share during the first quarter) and $192 million ($0.09 per share each quarter), respectively.

Share Repurchases

During the six months ended June 30, 2006, the Company used $221 million of available cash and $22 million of proceeds primarily received in connection with option exercises to repurchase $243 million (approximately 14 million shares) of Cendant common stock under its common stock repurchase program. During the six months ended June 30, 2005, the Company used $269 million of available cash and $191 million of proceeds primarily received in connection with option exercises to repurchase approximately $460 million (approximately 24 million shares) of Cendant common stock under its common stock repurchase program.

Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

			Minimum	Accumulated
	Currency	Unrealized	Pension	Other
	Translation	Gains on Cash	Liability	Comprehensive
	Adjustments	Flow Hedges	Adjustment	Income

Balance, January 1, 2006	$77	$43	$(80)	$40
Current period change	112	37	–	149

Balance, June 30, 2006	$189	$80	$(80)	$189

15.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards. The Company recorded pre-tax stock-based compensation expense of $12 million and $15 million ($7 million and $9 million, after tax) during second quarter 2006 and 2005, respectively, and $31 million ($19 million, after tax) during the six months ended June 30, 2006 and 2005 related to employee stock awards that were granted or modified by Cendant. The expense recorded in the six months ended June 30, 2006 includes a pre-tax charge of $7 million relating to the extension of the exercisable life of certain stock options. The expense recorded in the six months ended June 30, 2005 includes $5 million related to the accelerated vesting of restricted stock units (“RSUs”) of individuals terminated in connection with the Company’s 2005 restructuring initiatives (see Note 6—Restructuring and Transaction-Related Charges). Such pre-tax stock-based compensation expense is recorded within general and administrative expenses on the accompanying Consolidated Condensed Statements of Income.

The Company also recorded pre-tax stock-based compensation expense of $3 million and $5 million ($2 million and $3 million, after tax) during second quarter 2006 and 2005, respectively, and $7 million and $11 million ($4 million and $7 million, after tax) during the six months ended June 30, 2006 and 2005, respectively, within discontinued operations.

The activity related to the Company’s RSU and stock option plans consisted of:

	Six Months Ended June 30, 2006

	RSUs		Options

				Weighed
		Weighted		Average
	Number of	Average	Number of	Exercise
	RSUs (c)	Grant Price	Options (d)	Price

Balance at January 1, 2006	23	$20.65	129	$18.09
Vested/exercised (a)	(1)	13.90	(4)	10.44
Cancelled	(1)	20.60	(5)	20.65

Balance at June 30, 2006 (b)	21	$20.95	120	$18.21

(a)	Stock options exercised during the six months ended June 30, 2006 had an intrinsic value of approximately $22 million.
(b)	As of June 30, 2006, the Company’s outstanding “in-the-money” stock options and RSUs had aggregate intrinsic value of $208 million and $339 million, respectively. Aggregate unrecognized compensation expense related to outstanding stock options and RSUs amounted to $428 million as of June 30, 2006.
(c)	As a result of the Company’s separation, approximately 11 million of the RSUs outstanding at June 30, 2006 are expected to vest and convert into shares of Cendant, Realogy and Wyndham based upon the pro rata market value of each new company. An additional 10 million RSUs are expected to be cancelled in connection with the separation.
(d)	Options outstanding as of June 30, 2006 have a weighted average remaining contractual life of 2.9 years and include 118 million exercisable options, with a weighted average remaining contractual life of 2.9 years.

16.	Segment Information

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

	Three Months Ended June 30,

	2006		2005

	Revenues	EBITDA	Revenues	EBITDA

Realogy	$1,903	$306	$2,043	$393

Hospitality Services	421	77	367	100
Timeshare Resorts	479	84	436	73

Wyndham Worldwide	900	161	803	173
Avis Budget Group	1,439	111	1,312	128

Total Reportable Segments	4,242	578	4,158	694
Corporate and Other (a)	15	(95)	12	(35)

Total Company	$4,257	483	$4,170	659

Less: Non-program related depreciation and amortization		94		85
Non-program related interest expense, net		110		66
Amortization of pendings and listings		2		3

Income before income taxes and minority interest		$277		$505

	Six Months Ended June 30,

	2006		2005

	Revenues	EBITDA	Revenues	EBITDA

Realogy	$3,329	$427	$3,452	$554

Hospitality Services	830	194	762	225
Timeshare Resorts	886	151	805	113

Wyndham Worldwide	1,716	345	1,567	338
Avis Budget Group	2,758	166	2,477	194
Mortgage Services (b)	–	–	46	(181)

Total Reportable Segments	7,803	938	7,542	905
Corporate and Other (a)	31	(158)	38	(72)

Total Company	$7,834	780	$7,580	833

Less: Non-program related depreciation and amortization		183		172
Non-program related interest expense, net (c)		168		46
Amortization of pendings and listings		9		6

Income before income taxes and minority interest		$420		$609

(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non- strategic businesses. Additionally, the six months ended June 30, 2005 includes a gain of $18 million on the sale of Homestore, Inc. common stock.
(b)	The Company’s former mortgage business was disposed in connection with the spin-off of PHH in January 2005. EBITDA in the six months ended June 30, 2005 includes a $180 million non-cash valuation charge associated with the PHH spin-off.
(c)	The 2005 amount includes the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.

17.	Spin-off of PHH Corporation

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

Similarly, the Company incurred $7 million of transaction costs during first quarter 2005 associated with the PHH spin-off, of which $3 million was allocated to continuing operations (which is recorded within the restructuring and transaction-related costs line item on the Consolidated Condensed Statement of Income within the Mortgage Services segment) and $4 million was allocated to discontinued operations (which is recorded within the gain (loss) on disposal of discounted operations, net of tax line item on the Company’s Consolidated Condensed Statement of Income). There were no tax benefits recorded in connection with these charges, as such charges are not tax deductible.

The account balances and activities of the Company’s former fleet leasing and appraisal businesses, as well as the $308 million impairment charge described above and $4 million of transaction costs also described above, have been presented within discontinued operations (see Note 2—Discontinued Operations for summary financial data for these entities). However, as discussed above, the Company’s former mortgage business has not been classified as a discontinued operation.

18.	Subsequent Events

Spin-offs of Realogy and Wyndham

On July 31, 2006, the Company completed the spin-offs of Realogy and Wyndham in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of Cendant

Corporation common stock held on July 21, 2006. On August 1, 2006, Realogy and Wyndham stock began regular-way trading on the New York Stock Exchange under the symbols “H” and “WYN,” respectively. Prior to the completion of the spin-offs, Cendant received special cash dividends of $2,275 million and $1,360 million from Realogy and Wyndham, respectively, and utilized such proceeds to fund a portion of the repayment of its outstanding debt, as discussed below.

In connection with the spin-offs of Realogy and Wyndham, the Company entered into an agreement pursuant to which Realogy will assume 62.5% and Wyndham will assume 37.5% (or, if the sale of Travelport is not completed, Realogy will assume 50%, Wyndham will assume 30% and Travelport will assume 20%) of certain contingent and other corporate liabilities of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, in each case incurred on or prior to the earlier of December 31, 2006 or the date of the separation of Travelport from the Company. Realogy will be entitled to receive 62.5% and Wyndham will be entitled to receive 37.5% (or, if the sale of Travelport is not completed, Realogy will be entitled to receive 50%, Wyndham will be entitled to receive 30% and Travelport will be entitled to receive 20%) of the proceeds (or, in certain cases, a portion thereof) from certain contingent corporate assets of Cendant, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, arising or accrued on or prior to the earlier of December 31, 2006 or the date of the separation of Travelport from the Company. Additionally, if Realogy or Wyndham (and Travelport, if Travelport is spun-off) were to default on its payment of costs or expenses to the Company related to any such liability, the Company would be responsible for a portion of the defaulting party’s obligation. Realogy and Wyndham have also agreed to guarantee each other’s as well as the Company’s obligation under each entity’s deferred compensation plans for amounts deferred in respect of 2005 and earlier years.

Prior to the spin-offs of Realogy and Wyndham, the Company entered into a Transition Services Agreement with Realogy, Wyndham and Travelport to provide for an orderly transition following the sale of Travelport and the spin-offs of Realogy and Wyndham. Under the Transition Services Agreement, the Company will provide Realogy, Wyndham and Travelport with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services.

Stock-based awards

In connection with the spin-offs of Realogy and Wyndham, on August 1, 2006, approximately 10 million RSUs outstanding at June 30, 2006 were cancelled. Each of the remaining 11 million RSUs converted into 1 Cendant RSU, one-fourth of a Realogy RSU and one-fifth of a Wyndham RSU in order to maintain the value of each employees grant immediately prior to the spin-offs. The Company will record pre-tax stock-based compensation expense of approximately $30 million in third quarter 2006 in connection with the accelerated vesting of these RSUs, which is expected to occur in August 2006.

Also in connection with the spin-offs of Realogy and Wyndham, on August 1, 2006, outstanding stock options previously granted to the Company’s employees were converted into stock options of Cendant, Realogy and Wyndham in the same ratio described above.

On August 1, 2006, following the completion of the spin-offs of Realogy and Wyndham, the Company granted (i) approximately 18 million RSUs with aggregate value of $45 million and a four year vesting period and (ii) approximately 5 million stock-settled stock appreciation rights.

Repayment of Corporate Debt

In connection with the execution of its separation plan, during July 2006, the Company completed a tender offer for $2.6 billion of its corporate debt by repurchasing approximately $2.5 billion aggregate principal amount of its 6 1/4% notes due in January 2008 and March 2010, 7 3/8% notes due in January 2013 and 7 1/8% notes due in March 2015 for cash of approximately $2.9 billion, including accrued interest. In connection with such repurchase, the Company will record a pre-tax charge of approximately $300 million during third quarter 2006. During July 2006, the Company also paid the $950 million due in August 2006 under its 6 7/8 % and 4.89% notes.

Termination of $2.0 Billion Revolving Credit Facility and Asset-Linked Facility

As a result of the execution of the separation plan, the Company repaid outstanding borrowings of $560 million (including $265 million which was recorded within discontinued operations) and $600 million under its $2.0 billion revolving credit facility and asset-linked facility, respectively, and terminated these facilities during July 2006.

Travelport Interim Financing

On July 18, 2006, the Company, through its Travelport subsidiary, entered into a $2.2 billion interim credit agreement. On July 27, 2006, Travelport borrowed approximately $1.9 billion under this credit facility, which was used by the Company to fund a portion of the repayment of its outstanding corporate debt, the funding of certain expenses in connection with the separation plan and certain other legacy liabilities and to repay outstanding Travelport borrowings under the Company’s $2.0 billion revolving credit facility. The Company must repay these borrowings and will terminate this facility concurrent with the sale of Travelport.

Wyndham Financing

On July 7, 2006, Wyndham entered into (i) a $1,200 million credit facility consisting of a $900 million revolving credit facility and a $300 million term loan facility and (ii) an $800 million interim loan facility. Also, on July 11, 2006, Wyndham issued $550 million aggregate principal amount of timeshare loan-backed notes. The Company does not have any obligations related to these facilities, nor does the Company have access to these facilities, as they were entered into by Wyndham, which was spun-off on July 31, 2006.
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
Upon completion of the spin-offs of Realogy Corporation and Wyndham Worldwide Corporation on July 31, 2006 and the anticipated sale of Travelport, Inc. in August 2006, our continuing operations will consist of our Avis Budget Group, which provides car and truck rentals and ancillary services to businesses and consumers in the United States and internationally.
Following is a brief description of the services provided by each of our business segments:

—	Realogy (formerly known as the Real Estate Services segment)— Through July 31, 2006, franchised the real estate brokerage businesses of our four residential brands and one commercial brand, provided real estate brokerage services, facilitated employee relocations and provided home buyers with title and closing services (this business was spun-off on July 31, 2006— see below for further information).

—	Hospitality Services— Through July 31, 2006, franchised ten lodging brands, facilitated the exchange of vacation ownership intervals and marketed vacation rental properties (this business was spun-off of on July 31, 2006— see below for further information).

—	Timeshare Resorts— Through July 31, 2006, marketed and sold vacation ownership interests, or VOIs, to individual consumers, provided consumer financing in connection with the sale of VOIs and provided property management services at resorts (this business was spun-off of on July 31, 2006— see below for further information).

—	Avis Budget Group (formerly known as the Vehicle Rental segment)— operates and franchises our car and truck rental brands.

—	Mortgage Services— provided home buyers with mortgage lending services (this business was disposed of in January 2005).
In October 2005, our Board of Directors preliminarily approved a plan to separate Cendant into four independent, publicly-traded companies:

—	Realogy Corporation— encompasses our former Realogy segment.

—	Wyndham Worldwide Corporation— encompasses our former Hospitality Services and Timeshare Resorts segments.

—	Travelport, Inc.— will encompass our current Travel Distribution Services segment.

—	Avis Budget Group, Inc.— will encompass our current Avis Budget Group segment.
On July 31, 2006, we completed the spin-offs of Realogy Corporation and Wyndham Worldwide Corporation in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of Cendant Corporation common stock held on July 21, 2006. On April 24, 2006, we announced that in addition to continuing to pursue our original plan to spin-off Travelport to our stockholders, we would also evaluate opportunities for the sale of such business. On June 30, 2006, we entered into a definitive agreement to sell Travelport for approximately $4.3 billion (subject to adjustment). Closing of the sale of Travelport is expected in August 2006 and is subject to certain conditions, including receipt of regulatory approvals. During the three and six months ended June 30, 2006, we incurred costs of $49 million and $85 million, respectively, in connection with executing our plan, consisting primarily of legal, accounting, other professional and consulting fees and various employee costs.
Also, in connection with our execution of the separation plan, we have repaid certain corporate and other debt and have entered into new financing arrangements, including (i) the completion of $1,875 million of fixed and floating rate financing by Avis Budget Car Rental, LLC, the parent company of our vehicle rental subsidiaries, (ii) the establishment of a $1.5 billion revolving credit facility by Avis Budget Car Rental, LLC, (iii) the completion of a tender offer for $2.6 billion of our corporate debt by repurchasing approximately $2.5 billion outstanding aggregate principal amount of our 6 1/4% notes due in January 2008 and March 2010, 7 3/8% notes due in January 2013 and 7 1/8% notes due in March 2015 and (iv) the discharge of our obligations with respect to aggregate principal of $950 million due in August 2006 under our 6 7/8 % and 4.89% notes. As a result of the spin-offs of Realogy and Wyndham, we repaid outstanding borrowings of $560 million (including $265 million which was recorded within discontinued operations) and $600 million under our $2.0 billion revolving credit facility and our asset-linked facility, respectively, and terminated these facilities during July 2006.
We have submitted several proposals to be voted upon at our annual stockholders meeting scheduled for August 29, 2006, including one to change Cendant's name to Avis Budget Group, Inc. and another to authorize a 1-for-10 reverse stock split of Cendant's common stock. If approved, these proposals are expected to become effective on September 5, 2006 and at such time we expect that our New York Stock Exchange ticker symbol will be changed to "CAR".

RESULTS OF OPERATIONS
Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. Generally accepted accounting principles require us to segregate and report as discontinued operations, for all periods presented, the account balances and activities of our former fleet leasing and appraisal businesses, Wright Express, our former Marketing Services division and Travelport. Although we no longer own our former mortgage business, we cannot classify such business as a discontinued operation due to Realogy’s participation in a mortgage origination venture that was established with PHH in connection with our January 2005 spin-off of PHH.
The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and ”EBITDA,” which we define as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.
THREE MONTHS ENDED JUNE 30, 2006 VS. THREE MONTHS ENDED JUNE 30, 2005
Our consolidated results of operations comprised the following:

	Three Months Ended June 30,

	2006	2005	Change

Net revenues	$4,257	$4,170	$87
Total expenses	3,980	3,665	315

Income before income taxes and minority interest	277	505	(228)
Provision for income taxes	103	188	(85)
Minority interest, net of tax	–	1	(1)

Income from continuing operations	174	316	(142)
Income from discontinued operations, net of tax	53	67	(14)
Gain (loss) on disposal of discontinued operations, net of tax	(981)	4	(985)

Net income (loss)	$(754)	$387	$(1,141)

Net revenues and total expenses increased $87 million (2%) and $315 million (9%), respectively, in second quarter 2006 as compared with second quarter 2005, reflecting (i) the acquisitions of businesses during or subsequent to second quarter 2005, (ii) organic growth within our Avis Budget Group and Timeshare Resorts segments, (iii) an organic decrease in revenue within our Realogy segment and (iv) other items discussed below.
The businesses that we acquired during or subsequent to second quarter 2005 contributed to the quarter-over-quarter increase in net revenues and total expenses as follows:

		Contribution to	Contribution to
Acquired Business	Date of Acquisition	Net Revenues	Total Expenses

Wyndham Hotels and Resorts brand	October 2005	$35	$37
Texas title companies		35	31
Real estate brokerages	*	76	66

		$146	$134

(*)	These businesses were acquired at various dates during or subsequent to second quarter 2005.
Our Avis Budget Group segment generated organic revenue growth in second quarter 2006 reflecting strong demand at both our domestic and international operations. We experienced greater car rental time and mileage (“T&M”) revenue principally as a result of a 9% increase in T&M revenue per day and a 3% increase in rental days. Revenues at our Timeshare Resorts segment also grew quarter-over-quarter principally due to a 9% increase in tour flow, an 11% increase in revenue per guest and increased consumer finance income, partially offset by the impact of the adoption of SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” See Note 1 to our Consolidated Condensed Financial Statements for further information on this accounting standard.
These revenue increases were partially offset by an organic decrease in revenues at our Realogy segment, reflecting a 16% decrease in the number of homesale transactions from our third party franchisees and a 17% decrease in the number of homesale transactions from our real estate brokerage business. Expenses also increased as a result of organic revenue growth (which added additional volume related expenses), higher vehicle and interest costs within Avis Budget Group, additional marketing investments, and an accrual related to local taxes payable in certain international jurisdictions related to our European vacation rental operations, which is recorded within general and administrative expenses.
The quarter-over-quarter increase in expenses also includes (i) $49 million of expenses we incurred in second quarter 2006 resulting from the execution of our separation plan and (ii) a $44 million increase in interest expense primarily resulting from $1,875 million of borrowings by Avis Budget Car Rental, LLC in second quarter 2006. These borrowings were used to reduce our vehicle-related debt, which reduced vehicle-related interest expense.
Our effective tax rate for continuing operations was 37.2% for both second quarter 2006 and 2005. As a result of the above-mentioned items, income from continuing operations decreased $142 million (45%).
Income from discontinued operations decreased $14 million, which reflects a $23 million reduction in net income generated by Travelport, partially offset by the absence in 2006 of a net loss of $9 million by our former Marketing Services division, which was disposed in October 2005.
During 2006, we recognized a net loss on the disposal of discontinued operations of approximately $1.0 billion, substantially all of which represents a non-cash impairment charge to reflect the difference between Travelport’s carrying value and its estimated fair value, less costs to dispose.
As a result of the above-mentioned items, net income decreased approximately $1.1 billion.
Following is a discussion of the results of each of our reportable segments during second quarter:

	Revenues			EBITDA

			%			%
	2006	2005	Change	2006	2005	Change

Realogy	$1,903	$2,043	(7)%	$306	$393	(22)%

Hospitality Services	421	367	15	77	100	(23)
Timeshare Resorts	479	436	10	84	73	15

Wyndham Worldwide	900	803	12	161	173	(7)
Avis Budget Group	1,439	1,312	10	111	128	(13)

Total Reportable Segments	4,242	4,158	2	578	694
Corporate and Other (a)	15	12	*	(95)	(35)

Total Company	$4,257	$4,170	2	483	659

Less: Non-program related depreciation and amortization				94	85
Non-program related interest expense, net				110	66
Amortization of pendings and listings				2	3

Income before income taxes and minority interest				$277	$505

(*)	Not meaningful.
(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non- strategic businesses.
Realogy (formerly, Real Estate Services)
Revenues and EBITDA decreased $140 million (7%) and $87 million (22%), respectively, during second quarter 2006 as compared with second quarter 2005, principally reflecting reduced homesale volumes, partially offset by growth in the average prices of homes sold and the impact of acquisitions consummated during or subsequent to second quarter 2005.
Royalty revenue within our real estate franchise business decreased $13 million (9%) in second quarter 2006 as compared with second quarter 2005. Such decrease was primarily driven by a 16% decrease in the number of homesale transactions from our third-party franchisees and a decrease in the average brokerage commission rate earned by our franchises from 2.52% in second quarter 2005 to 2.47% in second quarter 2006. These decreases were partially offset by a 5% increase in the average price of homes sold. In addition to royalties received from our third-party franchisees, our NRT brokerage subsidiary continues to pay royalties to our real estate franchise business. However, these intercompany royalties, which approximated $96 million and $106 million during second quarter 2006 and 2005, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA.
Revenue within our real estate brokerage business decreased $154 million (9%) in second quarter 2006 as compared with second quarter 2005. This decrease is due to a reduction in commission revenue earned in 2006, partially offset by incremental revenues generated by acquisitions made by NRT during or subsequent to second quarter 2005, which together contributed incremental revenues and EBITDA of $76 million and $11 million, respectively, to 2006 operating results.

Apart from these acquisitions, NRT’s revenue decreased $230 million (14%) in second quarter 2006 as compared with second quarter 2005. This decrease was substantially comprised of reduced commission income earned on homesale transactions, which was primarily driven by a 17% decline in the number of homesale transactions, partially offset by a 5% increase in the average price of homes sold. We believe that the 17% decline in homesale transactions is reflective of industry trends in the premium coastal areas we serve, particularly Florida, California and New England. EBITDA further reflects a decrease of $157 million in commission expenses paid to real estate agents principally as a result of the reduction in revenues earned on homesale transactions.
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
Revenue within our relocation services business decreased $4 million (3%) during second quarter 2006 as compared with second quarter 2005, primarily reflecting a $9 million decrease in domestic revenue due to lower average fees and volume, as well as lower relocation referral volume. These decreases were partially offset by $5 million of incremental management fees and commissions earned in our international services due to increased international transaction volume.
Revenues from our title and settlement services business increased $21 million (22%) during second quarter 2006 as compared with second quarter 2005 primarily due to the acquisition of multiple title and underwriting companies in Texas in a single transaction in January 2006, which contributed $35 million of revenue and $4 million of EBITDA to our second quarter 2006 operating results. These entities provide title and closing services, including title searches, title insurance, homesale escrow and other closing services. This increase was partially offset by a $17 million decline in title and closing revenues principally from reduced resale and refinancing volume consistent with the decline in overall homesale transactions noted in the other real estate services businesses.
Apart from NRT’s significant acquisitions and real estate agent commission expense as well as the acquisition of the title and underwriting companies in Texas (each of which is discussed separately above), operating, marketing and administrative expenses remained relatively constant quarter-over-quarter. Cost savings within our real estate brokerage business, primarily relating to reduced incentive compensation as a result of reduced profitability and marketing campaigns, were offset by restructuring and separation costs and inflationary and other office-related cost increases within our real estate brokerage business.
Hospitality Services
Revenues increased $54 million (15%), while EBITDA decreased $23 million (23%), in second quarter 2006 as compared with second quarter 2005. The revenue increase is primarily attributable to the acquisition of the Wyndham Hotels and Resorts brand and increases in the key revenue drivers across all our Hospitality Services businesses, reflecting positive industry-wide dynamics. However, the quarter-over-quarter EBITDA comparison was negatively impacted by a tax accrual (recorded within general and administrative expenses) related to our European vacation rental activities, which is discussed in greater detail below.
The operating results of our lodging business reflect the acquisition of the management and franchise business of the Wyndham Hotel chain in October 2005, which contributed incremental revenue of $35 million and an EBITDA loss of $2 million to second quarter 2006 results. Included within the $35 million of revenue generated by Wyndham is approximately $28 million related to reimbursable expenses, which has no impact on EBITDA. Apart from this acquisition, revenues in our lodging business increased $13 million quarter-over-quarter primarily due to an $8 million (8%) increase in royalty, marketing and reservation fund revenues and a $4 million increase in revenues generated by our TripRewards loyalty program in second quarter 2006. The $8 million increase in royalty, marketing and reservation fund revenues was primarily due to a 10% increase in revenue per available room (“RevPAR”). The RevPAR increase reflects (i) increases in both price and occupancy principally attributable to an overall improvement in the economy lodging segment in which our hotel brands primarily operate, (ii) the termination of underperforming properties throughout 2005 that did not meet our required quality standards or their financial obligations to us and (iii) the strategic assignment of personnel to field locations designed to assist franchisees in improving their hotel operating performance.
Revenues from our vacation exchange and rental activities increased $7 million (3%) in second quarter 2006. This increase primarily resulted from a $5 million (6%) increase in revenue generated from our European vacation rental activities due to a 4% increase in cottage weeks sold quarter-over-quarter. In addition, revenues from business activities within our legacy RCI brand increased $2 million (1%) in second quarter 2006 due to a $4 million (12%) increase in other timeshare points and rental transaction revenues, partially offset by a $2 million (8%) decrease in other transactional revenues. The increase in other timeshare points and rental transaction revenues during second quarter 2006 was principally driven by an 8% increase in the average price per rental transaction and a 3% increase in points and rental transaction volume.

Exchange and subscription fee revenues were relatively constant quarter-over-quarter, reflecting a 4% increase in the average number of worldwide subscribers, partially offset by a 3% decrease in exchange transaction volumes. Revenue trends reflect the continued shift in the RCI timeshare membership base toward a greater mix of points members from traditional one-week timeshare members.
EBITDA further reflects an increase of approximately $40 million (15%) in operating, marketing and administrative expenses (excluding the impact of the acquisition discussed above) principally resulting from (i) a $25 million charge in second quarter 2006 related to local taxes payable in certain international jurisdictions, (ii) a $7 million increase in marketing, consulting and infrastructure costs incurred to support growth within our vacation exchange and rental activities, (iii) $4 million of increased campsite expenses from our vacation rental activities and (iv) a $3 million increase in expenses used to fund marketing-related initiatives for our TripRewards loyalty program. These increases were partially offset by a $6 million reduction in incentive-based compensation expense in second quarter 2006.
Timeshare Resorts
Revenues and EBITDA increased $43 million (10%) and $11 million (15%), respectively, in second quarter 2006 as compared with second quarter 2005. The operating results reflect organic growth in vacation ownership sales and consumer finance income as well as the impact of the adoption of SFAS No. 152. Exclusive of the estimated impact of SFAS No. 152 on our second quarter 2006 results, revenues and EBITDA increased $89 million (20%) and $13 million (17%), respectively.
Exclusive of the estimated impact of this accounting change, net sales of vacation ownership interests (“VOIs”) at our vacation ownership business increased by an estimated $81 million (24%) in second quarter 2006 principally driven by an 11% increase in revenue per guest and a 9% increase in tour flow. Revenue per guest benefited from higher pricing and tour flow was positively impacted by the continued development of the Company’s in-house sales programs.
Revenues and EBITDA increased $16 million and $13 million, respectively, in second quarter 2006 due to incremental net interest income earned on contract receivables primarily due to growth in the portfolio. Revenue and EBITDA comparisons were negatively impacted by $11 million of income recorded in second quarter 2005 in connection with the disposal of a parcel of land that was no longer consistent with our development plans.
EBITDA further reflects an increase of approximately $73 million (21%) in operating, marketing and administrative expenses primarily resulting from (i) $23 million of increased cost of sales primarily associated with increased VOI sales, (ii) $21 million of additional commission expense associated with increased VOI sales, (iii) $12 million of incremental marketing expenses to support sales efforts, (iv) $5 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business and (v) $4 million of increased costs associated with the remediation of one of our completed VOI resorts.
Avis Budget Group (formerly, Vehicle Rental)
Revenues increased $127 million (10%), while EBITDA decreased $17 million (13%) in second quarter 2006 as compared with second quarter 2005. We experienced increased demand for vehicle rentals throughout the quarter and achieved higher car rental pricing in the United States and internationally, but EBITDA margin comparisons were negatively impacted by higher fleet and interest costs.
Revenues generated by our domestic car rental operations increased $115 million (11%) during 2006, which was comprised of an $89 million (11%) increase in T&M revenue and a $26 million (14%) increase in ancillary revenues. The increase in T&M revenues was principally driven by a 10% increase in T&M revenue per day and a 1% increase in the number of days a car was rented. We expect to realize continuing year-over-year price increases for the remainder of 2006 as we seek to offset the impact of higher fleet costs and interest rates, which we began to experience in the second half of 2005. Fleet depreciation, interest and lease charges increased $48 million (15%) in 2006 primarily due to an increase of 2% in the average size of our domestic rental fleet and increased per-unit fleet costs for model-year 2006 vehicles as compared to model-year 2005 vehicles. However, Avis Budget Car Rental issued $1,875 million of non-vehicle-backed debt in April 2006 and used the proceeds to reduce our vehicle-related borrowings, which reduced vehicle-related interest expense, and benefited EBITDA, by approximately $20 million in second quarter 2006.
The $26 million increase in ancillary revenues was due primarily to (i) a $9 million increase in gasoline revenues, (ii) a $9 million increase in counter sales of insurance and other items and (iii) an $8 million increase in airport concession and vehicle licensing revenues. The increases in gasoline revenues and airport concession and vehicle licensing revenues were substantially offset in EBITDA by higher gasoline costs and airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities. EBITDA from our domestic car rental operations also reflects (i) $24 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other fixed costs,

(ii) $21 million of additional expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs and (iii) $17 million of incremental travel agency and credit card commissions expense associated with the increased T&M revenue. These cost increases were partially offset by (i) a $6 million decrease in public liability and property damage costs as a result of more favorable claims experience and (ii) $3 million of incremental intercompany interest income which is eliminated in consolidation and has no impact on Cendant’s total revenues or EBITDA.
Revenues generated by our international car rental operations increased $29 million (19%) due to a $21 million (20%) increase in car rental T&M revenue and an $8 million (17%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 17% increase in the number of days a car was rented and a 3% increase in T&M revenue per day. The favorable effect of incremental T&M revenue was partially offset in EBITDA by $12 million (35%) of increased fleet depreciation, interest and lease charges principally resulting from an increase of 17% in the average size of our international rental fleet and increased per-unit fleet costs. The $8 million increase in ancillary revenues was primarily due to an increase in counter sales of insurance and other items. EBITDA also reflects $18 million of higher operating expenses primarily due to increased car rental volume and other variable costs incurred to support such volume. The increases discussed above include $17 million of revenue resulting from our acquisitions of international franchisees during or subsequent to second quarter 2005. These acquisitions had no incremental impact on EBITDA in second quarter 2006 as compared with the same period in 2005.
Budget truck rental revenues decreased $17 million (12%) in 2006 due to a $17 million (14%) decrease in T&M revenue, which reflects an 11% decrease in rental days and a 4% decrease in T&M revenue per day. Despite a 6% reduction in the average size of our truck rental fleet, which resulted from our efforts to focus on newer and more efficient trucks, we incurred $6 million of incremental fleet depreciation, interest and lease charges primarily due to higher per-unit fleet costs and lower proceeds received on the disposal of older trucks.
SIX MONTHS ENDED JUNE 30, 2006 VS. SIX MONTHS ENDED JUNE 30, 2005
Our consolidated results of operations comprised the following:

	Six Months Ended June 30,

	2006	2005	Change

Net revenues	$7,834	$7,580	$254
Total expenses	7,414	6,971	443

Income before income taxes and minority interest	420	609	(189)
Provision for income taxes	164	249	(85)
Minority interest, net of tax	1	2	(1)

Income from continuing operations	255	358	(103)
Income from discontinued operations, net of tax	106	81	25
Gain (loss) on disposal of discontinued operations, net of tax	(981)	(133)	(848)
Cumulative effect of accounting changes, net of tax	(64)	–	(64)

Net income (loss)	$(684)	$306	$(990)

Net revenues and total expenses increased $254 million (3%) and $443 million (6%), respectively, in the six months ended June 30, 2006 as compared with the same period in 2005. Such increases reflect (i) the acquisitions of businesses during or subsequent to the six months ended June 30, 2005, (ii) organic growth within our Avis Budget Group and Timeshare Resorts segments, (iii) an organic decrease in revenue within our Realogy segment and (iv) other items discussed below.
The businesses that we acquired during or subsequent to the six months ended June 30, 2005 contributed to the period-over-period increase in net revenues and total expenses as follows:

		Contribution to	Contribution to
Acquired Business	Date of Acquisition	Net Revenues	Total Expenses

Wyndham Hotels and Resorts brand	October 2005	$66	$66
Texas title companies		64	58
Real estate brokerages	*	147	135

		$277	$259

(*)	These businesses were acquired at various dates during or subsequent to the six months ended June 30, 2005.

The largest contributor to organic revenue growth period-over-period was our Avis Budget Group segment, reflecting strong demand at both our domestic and international operations. We experienced greater car rental T&M revenue principally as a result of an 8% increase in the number of days a car was rented. Revenues at our Timeshare Resorts segment also grew organically principally due to an 8% increase in tour flow, a 10% increase in revenue per guest and increased consumer finance income, partially offset by the impact of the adoption of SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” These revenue increases were partially offset by an organic decrease in revenues at our Realogy segment, reflecting a 15% decrease in the number of homesale transactions from our third-party franchisees and a 16% decrease in the number of homesale transactions within our real estate brokerage business. Expenses also increased as a result of organic revenue growth discussed above (which added additional volume related expenses), inflationary and other increases in fixed costs within our real estate brokerage business, higher vehicle and interest costs within Avis Budget Group, additional marketing investments and an accrual related to local taxes payable in certain international jurisdictions related to our European vacation rental operations, which is recorded within general and administrative expenses. These increases were partially offset by a decrease in commission expense paid to real estate agents of our real estate brokerage business and incentive-based compensation costs.
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
The period-over-period increase in total expenses also reflects: (i) an increase of $122 million in interest expense primarily relating to the absence in 2006 of a $73 million reversal of accrued interest during first quarter 2005 associated with the resolution of amounts due under a litigation settlement reached in 1999 and interest expense incurred on $1,875 million of borrowings by Avis Budget Car Rental, LLC in second quarter 2006 and (ii) $85 million of expenses we incurred in 2006 resulting from the execution of our separation plan. Such increases were partially offset by the absence in 2006 of: (i) a $180 million non-cash impairment charge relating to the PHH spin-off and (ii) charges aggregating $40 million primarily relating to restructuring activities undertaken following the PHH spin-off and initial public offering of Wright Express.
Our effective tax rate for continuing operations was 39.0% and 40.9% for the six months ended June 30, 2006 and 2005, respectively. The decrease in the effective tax rate for 2006 was primarily due to: (i) the non-deductibility of the valuation charge associated with the PHH spin-off in 2005 partially offset by one time tax benefits of foreign tax structuring in 2005. As a result of the above-mentioned items, income from continuing operations decreased $103 million (29%).
Income from discontinued operations increased $25 million, which primarily reflects (i) the absence in 2006 of net losses of $4 million and $21 million incurred in 2005 related to our former fuel card business, Wright Express, and our former fleet leasing and appraisal businesses, respectively (these businesses were disposed in first quarter 2005) and (ii) an increase of $10 million in net income generated by Travelport in the six months ended June 30, 2006. These increases were partially offset by the absence of net income of $10 million generated in the six months ended June 30, 2005 by our former Marketing Services division, which was disposed in October 2005.
The net loss we recognized on the disposal of discontinued operations increased $848 million period-over-period, which reflects a non-cash impairment charge of approximately $1.0 billion recognized in second quarter 2006 to reflect the difference between Travelport’s carrying value and its estimated fair value, less costs to dispose and the absence of a net loss of $133 million incurred in 2005, which includes PHH valuation and transaction-related charges of $312 million, partially offset by a $179 million gain recognized in connection with the initial public offering of Wright Express.
During the six months ended June 30, 2006, we also recorded non-cash charges of $103 million ($64 million, after tax) to reflect the cumulative effect of accounting changes as a result of our adoption of (i) SFAS No. 152, ”Accounting for Real Estate Time-Sharing Transactions,” and American Institute of Certified Public Accountants’ Statement of Position No. 04-2, ”Accounting for Real Estate Time-Sharing Transactions” on January 1, 2006, which resulted in a non-cash charge of $65 million after tax, and (ii) SFAS No. 123R, “Share-Based Payment,” on January 1, 2006, which resulted in a non-cash credit of $1 million after tax.
As a result of the above-mentioned items, net income decreased $990 million.

Following is a discussion of the results of each of our reportable segments during the six months ended June 30:

	Revenues			EBITDA

			%			%
	2006	2005	Change	2006	2005	Change

Realogy	$3,329	$3,452	(4)%	$427	$554	(23)%

Hospitality Services	830	762	9	194	225	(14)
Timeshare Resorts	886	805	10	151	113	34

Wyndham Worldwide	1,716	1,567	10	345	338	2
Avis Budget Group	2,758	2,477	11	166	194	(14)
Mortgage Services (a)	–	46	*	–	(181)	*

Total Reportable Segments	7,803	7,542	3	938	905
Corporate and Other (b)	31	38	*	(158)	(72)

Total Company	$7,834	$7,580	3	780	833

Less: Non-program related depreciation and amortization				183	172
Non-program related interest expense, net (c)				168	46
Amortization of pendings and listings				9	6

Income before income taxes and minority interest				$420	$609

(*)	Not meaningful.
(a)	Our former mortgage business was disposed in connection with the spin-off of PHH in January 2005. EBITDA in the six months ended June 30, 2005 includes a $180 million non-cash valuation charge associated with the PHH spin-off.
(b)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non- strategic businesses. Additionally, the six months ended June 30, 2005 include gains of $18 million on the sale of Homestore, Inc. common stock.
(c)	The 2005 amount includes the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.
Realogy (formerly, Real Estate Services)
Revenues and EBITDA decreased $123 million (4%) and $127 million (23%), respectively, for the six months ended June 30, 2006 compared with the same period in 2005, principally reflecting reduced homesale volumes, partially offset by growth in the average prices of homes sold and the impact of acquisitions consummated during or subsequent to the six months ended June 30, 2005.
Royalty revenue within our real estate franchise services business decreased $23 million (9%) for the six months ended June 30, 2006 as compared with the same period in 2005. Such decrease was primarily attributable to (i) a 15% decrease in the number of homesale transactions from our third-party franchisees and (ii) a decrease in the average brokerage commission rate earned by our franchises, which declined from 2.53% for the six months ended June 30, 2005 to 2.47% for the comparable period in 2006. These decreases were partially offset by a 7% increase in the average price of homes sold. In addition to royalties received from our third-party franchisees, NRT continues to pay royalties to our real estate franchise business. However, these intercompany royalties, which approximated $169 million and $179 million during the six months ended June 30, 2006 and 2005, respectively, are eliminated in consolidation and therefore have no impact on this segment’s revenues or EBITDA.
Revenues within our real estate brokerage business decreased $165 million (6%) for the six months ended June 30, 2006 as compared with the same period in 2005. Such decrease is primarily due to a reduction in commission revenue earned in 2006, partially offset by incremental revenues generated by acquisitions made by NRT during or subsequent to January 1, 2005, which together contributed incremental revenues and EBITDA of $147 million and $17 million, respectively, to 2006 operating results. Apart from these acquisitions, NRT’s revenues decreased $312 million (11%) in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. This decrease was substantially comprised of reduced commission income earned on homesale transactions, which was primarily driven by a 16% decline in the number of homesale transactions, partially offset by a 6% increase in the average price of homes sold. We believe the 16% decline in homesale transactions is reflective of industry trends in the premium coastal areas we serve, particularly Florida, California and New England. EBITDA further reflects a decrease of $215 million in commission expenses paid to real estate agents principally as a result of the reduction in revenues earned on homesale transactions.
Revenue within our relocation services business increased $1 million for the six months ended June 30, 2006 as compared with the same period in 2005. Such increase was primarily driven by $8 million of incremental management fees and commissions earned in our international services operations due to increased transaction volume. This increase was partially offset by a $7 million decrease in domestic revenue due to lower average fees and volume as well as lower relocation referral volume.
Revenues from our title and settlement services business increased $43 million (27%) for the six months ended June 30, 2006 as compared with the same period in 2005 primarily due to the acquisition of multiple title and underwriting companies in Texas in a single transaction in January 2006, which contributed $64 million of revenue and $6 million of EBITDA to our 2006 operating results. This increase was partially offset by a $24 million decline in title and closing revenues principally from reduced resale and refinancing volume consistent with the decline in overall homesale transactions noted in the other real estate services businesses.
Apart from NRT’s acquisitions and real estate agent commission expense, as well as the acquisition of the title and underwriting companies in Texas, each of which is discussed separately above, operating, marketing and administrative expenses increased nominally period-over-period, reflecting (i) $13 million of expenses incurred within our real estate brokerage business primarily to support an increased number of offices, (ii) $11 million of additional restructuring and separation costs, period-over-period and (iii) $11 million of incremental expenses primarily representing inflationary increases in rent, office administration and other fixed costs within our real estate brokerage business and (iv) a $5 million increase in staffing and other personnel-related costs incurred within our relocation business primarily to invest in service levels. These increases were substantially offset by (i) $24 million of cost savings within our real estate brokerage and relocation businesses primarily relating to reductions in marketing campaigns and incentive compensation as a result of reduced profitability and (ii) an $13 million decrease in costs within our title and settlement services business reflecting reduced resale and refinance volume.
Hospitality Services
Revenues increased $68 million (9%), while EBITDA decreased $31 million (14%), in the six months ended June 30, 2006 as compared with the same period in 2005. The revenue increase is primarily attributable to the acquisition of the Wyndham Hotels and Resorts brand, offset by incremental deferred camping revenues from our vacation rental activities. The period-over-period EBITDA comparison was negatively impacted by a tax accrual (recorded within general and administrative expenses) related to our European vacation rental activities, which is discussed in greater detail below.
The operating results of our lodging business reflect the acquisition of the management and franchise business of the Wyndham Hotel chain in October 2005, which contributed incremental revenue of $66 million to the six months ended June 30, 2006 results, but had no effect on EBITDA partially due to the timing of marketing spend. Included within the $66 million of revenue generated by Wyndham is approximately $52 million related to reimbursable expenses, which has no impact on EBITDA. Apart from this acquisition, revenues in our lodging business increased $14 million in the six months ended June 30, 2006 primarily due to a $12 million (7%) increase in royalty, marketing and reservation fund revenues and a $7 million increase in revenues generated by our TripRewards loyalty program, partially offset by the absence of a $7 million gain recognized in the six months ended June 30, 2005 on the sale of a lodging related investment. The $12 million increase in royalty, marketing and reservation fund revenues was primarily due to a 10% increase in RevPAR, partially offset by a 3% decrease in weighted average rooms available. The RevPAR increase reflects (i) increases in both price and occupancy principally attributable to an overall improvement in the economy lodging segment in which our hotel brands primarily operate, (ii) the termination of underperforming properties throughout 2005 that did not meet our required quality standards or their financial obligations to us and (iii) the strategic assignment of personnel to field locations designed to assist franchisees in improving their hotel operating performance. The decrease in weighted average rooms available reflects our termination of underperforming properties, as discussed above, and the expiration or termination of franchise agreements.
Revenues from our vacation exchange and rental activities decreased $11 million (2%) in the six months ended June 30, 2006. This decrease primarily resulted from a $14 million (7%) decrease in revenues generated from our European vacation rental activities which was due to $13 million of deferred revenues on the rental of camping properties which will be recognized later in 2006 upon the arrival of campsite customers. In addition, foreign currency exchange negatively impacted revenue by $7 million period-over-period, which was substantially offset in EBITDA by the mitigating impact of foreign exchange rates and foreign exchange hedges on expenses. These decreases were partially offset by $7 million of increased volume related revenues generated from vacation rental activities at our non-camping properties. Revenues from business activities within our legacy RCI brand increased $3 million (1%) in the six months ended June 30, 2006, primarily due to an $11 million (16%) increase in other timeshare points and rental transaction revenues, partially offset by (i) a $2 million (2%) decrease in exchange and subscription fee revenues and (ii) a $6 million (32%) decrease in other transactional revenues. The increase in other timeshare points and rental transaction revenues during 2006 was principally driven by a 19% increase in points and rental transaction volume and a 7% increase in the average price per rental transaction. The decrease in exchange and subscription fee revenues in the six months ended June 30, 2006 was primarily driven by an 8% decrease in exchange transaction volumes and a 1% decrease in the average exchange fee, partially offset by a 4% increase in the average number of worldwide subscribers. The $6 million decrease in other transactional revenues in the six months ended June 30, 2006 was primarily due to the absence of a rebate, which we received in the six months ended June 30, 2005, but was discontinued after the sale of our Marketing Services division in October 2005. Revenue trends reflect the continued shift in the RCI timeshare membership base toward a greater mix of points members from traditional one-week timeshare members.
EBITDA further reflects an increase of approximately $35 million (6%) in operating, marketing and administrative expenses (excluding the impact of the acquisition discussed above) principally resulting from (i) a $25 million charge in the six months ended June 30, 2006 related to local taxes payable in certain international jurisdictions, (ii) an $11 million increase in marketing, consulting and infrastructure costs incurred to support growth within our vacation exchange and rental activities and (iii) a $7 million increase in expenses used to fund marketing related initiatives for our TripRewards loyalty program. These increases were partially offset by a $12 million reduction in incentive-based compensation expense.
Timeshare Resorts
Revenues and EBITDA increased $81 million (10%) and $38 million (34%), respectively, in the six months ended June 30, 2006 as compared with the same period in 2005. The operating results reflect organic growth in vacation ownership sales and consumer finance income as well as the impact of the adoption of SFAS No. 152. Exclusive of the estimated impact of SFAS No. 152 on our results for the six months ended June 30, 2006, revenues and EBITDA increased $155 million (19%) and $28 million (25%), respectively.
Exclusive of the estimated impact of this accounting change, net sales of VOIs at our vacation ownership business increased by an estimated $141 million (23%) in the six months ended June 30, 2006 principally driven by a 10% increase in revenue per guest and an 8% increase in tour flow. Revenue per guest benefited from higher pricing and tour flow was positively impacted by the continued development of the Company’s in-house sales programs.
Revenues and EBITDA increased $25 million and $22 million, respectively, in the six months ended June 30, 2006 due to incremental net interest income earned on contract receivables primarily due to growth in the portfolio. Revenue and EBITDA comparisons were negatively impacted by $11 million of income recorded in second quarter 2005 in connection with the disposal of a parcel of land that was no longer consistent with our development plans.
EBITDA further reflects an increase of approximately $124 million (18%) in operating, marketing and administrative expenses primarily resulting from (i) $42 million of increased cost of sales primarily associated with increased VOI sales, (ii) $33 million of additional commission expense associated with increased VOI sales, (iii) $18 million of incremental marketing expenses to support sales efforts, (iv) $13 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business, (v) $6 million of additional vacation ownership contract receivable provisions and (vi) $4 million of increased costs associated with the remediation of one of our completed VOI resorts.
Avis Budget Group (formerly, Vehicle Rental)
Revenues increased $281 million (11%), while EBITDA decreased $28 million (14%) in the six months ended June 30, 2006 as compared with the same period in 2005. We experienced increased demand for vehicle rentals throughout the year and achieved higher car rental pricing in the United States and internationally, but EBITDA margin comparisons were negatively impacted by higher fleet and interest costs.
Revenues generated by our domestic car rental operations increased $245 million (13%) during 2006, which was comprised of a $197 million (13%) increase in T&M revenue and a $48 million (14%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 6% increase in both the number of days a car was rented and T&M revenue per day. We expect to realize continuing year-over-year price increases for the remainder of 2006 as we seek to offset the impact of higher fleet costs and interest rates, which we began to experience in the second half of 2005. Fleet depreciation, interest and lease charges increased $122 million (21%) in 2006 primarily due to (i) an increase of 7% in the average size of our domestic rental fleet and (ii) increased per-unit fleet costs for model-year 2006 vehicles compared to model-year 2005 vehicles. However, Avis Budget Car Rental issued $1,875 million of non-vehicle-backed debt in April 2006 and used the proceeds to reduce our vehicle-related borrowings, which reduced vehicle-related interest expense, and benefited EBITDA, by approximately $20 million during the six months ended June 30, 2006.
The $48 million increase in ancillary revenues was due primarily to (i) a $20 million increase in airport concession and vehicle licensing revenues, the majority of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, (ii) a $15 million increase in gasoline revenues and (iii) a $13 million increase in counter sales of insurance and other items, which is inclusive of the absence in 2006 of a $6 million settlement received from an airport authority in first quarter 2005 in connection with the mandated relocation of an Avis rental site. EBITDA from our domestic car rental operations also reflects (i) $54 million of additional expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, (ii) $38 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other fixed costs, (iii) $26 million of incremental travel agency and credit card commissions expense associated with increased T&M revenue and (iv) $21 million of increased expenses associated with higher gasoline costs. Such activity was partially offset by (i) $14 million of incremental intercompany interest income, which is eliminated in consolidation and has no impact on Cendant’s total revenues or EBITDA, and (ii) a $4 million decrease in public liability and property damage costs as a result of more favorable claims experience.
Revenues generated by our international car rental operations increased $55 million (19%) due to a $38 million (18%) increase in car rental T&M revenue and a $17 million (20%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 17% increase in the number of days a car was rented and a slight increase in T&M revenue per day. The favorable effect of incremental T&M revenue was partially offset in EBITDA by $27 million (39%) of increased fleet depreciation, interest and lease charges principally resulting from an increase of 19% in the average size of our international rental fleet. The $17 million increase in ancillary revenues was due primarily to (i) a $9 million increase in counter sales of insurance and other items, (ii) a $5 million increase in airport concession and vehicle licensing revenues, the majority of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, and (iii) a $3 million increase in gasoline revenues. EBITDA also reflects (i) $13 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other fixed costs, (ii) $12 million of higher operating expenses primarily due to increased car rental volume and other variable costs incurred to support such volume and (iii) $3 million of incremental travel agency and credit card commissions expense associated with increased T&M revenue. The increases discussed above also include (i) $33 million of revenue and $4 million of EBITDA losses resulting from our acquisitions of international franchisees during or subsequent to second quarter 2005 and (ii) the effect of favorable foreign currency exchange rate fluctuations which was more than offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses.
Budget truck rental revenues decreased $19 million (8%) in 2006 primarily representing a $21 million (10%) decrease in T&M revenue, which reflects a 9% decrease in rental days and a slight decrease in T&M per day. Despite a 4% reduction in the average size of our truck rental fleet, which resulted from our efforts to focus on newer and more efficient trucks, we incurred $13 million of incremental fleet depreciation, interest and lease charges primarily due to higher per-unit fleet costs and lower proceeds received on the disposal of older trucks. Such decrease was partially offset by (i) $13 million of lower operating expenses primarily due to having a smaller and more efficient fleet, (ii) the absence of a $6 million restructuring charge recorded in first quarter 2005 which represented costs incurred in connection with the closure of a reservation center and unprofitable Budget truck rental locations, (iii) a $3 million decrease in travel agency and credit card commissions expense partially associated with decreased T&M revenue and (iv) a $3 million decrease in our public liability and property damage costs as a result of more favorable claims experience.
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
FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005	Change

Total assets exclusive of assets under management programs	$21,495	$21,693	$(198)
Total liabilities exclusive of liabilities under management programs	12,481	10,203	2,278
Assets under management programs	13,675	12,411	1,264
Liabilities under management programs	12,188	12,610	(422)
Stockholders’ equity	10,501	11,291	(790)
Total assets exclusive of assets under management programs decreased $198 million principally due to (i) a $561 million decrease in assets of discontinued operations primarily due to a non-cash impairment charge of approximately $1.0 billion recorded in connection with the sale of Travelport, partially offset by an increase in cash attributable to the operating results of Travelport’s foreign operations and the impact of fluctuations in foreign currency exchange rates on Travelport’s assets and (ii) a decrease of $289 million in cash and cash equivalents (see “Liquidity and Capital Resources-Cash Flows” for a detailed discussion). These decreases were partially offset by (i) a $346 million increase in other current assets as a result of increased activity within our timeshare business and the adoption of a new accounting pronouncement related to timeshare transactions which resulted in the deferral of greater amounts of costs and revenues at June 30, 2006 as compared to December 31, 2005 (see Note 1 to our

Consolidated Condensed Financial Statements), (ii) $241 million of additional goodwill and other intangibles primarily as a result of our acquisitions of real estate brokerage operations, title companies and other individually non-significant businesses during the six months ended June 30, 2006 (see Note 4 to our Consolidated Condensed Financial Statements) and (iii) an $80 million increase in trade receivables primarily as a result of seasonality within our real estate and vehicle rental businesses.
Total liabilities exclusive of liabilities under management programs increased approximately $2.3 billion principally due to (i) the issuance of $1,000 million of fixed and floating rate notes and completion of an $875 million term loan by Avis Budget Car Rental, LLC in April 2006 (see “Liquidity and Capital Resources-Debt and Financing Arrangements” for a detailed account of the change in our long-term debt), (ii) a $257 million increase in liabilities of discontinued operations due to increases in Travelport’s deferred income and amounts due to travel suppliers resulting primarily from seasonality in the travel industry and (iii) a $225 million increase in deferred income primarily due to increased activity within our timeshare business and the adoption of a new accounting pronouncement related to timeshare transactions, as discussed above.
Assets under management programs increased approximately $1.3 billion primarily as a result of approximately $1.4 billion of net additions to our vehicle rental fleet reflecting current and projected increases in demand, partially offset by a $402 million decrease in amounts due from vehicle manufacturers.
Liabilities under management programs decreased $422 million, reflecting a $778 million decrease in outstanding borrowings within our vehicle rental business due to the repayment of vehicle-backed debt with a portion of the proceeds from the issuance of fixed and floating rate notes and term loan borrowings, discussed above, partially offset by the issuance of floating rate notes to support the acquisition of vehicles. Such decrease was partially offset by (i) $149 million of additional borrowings within our timeshare business related to the securitization of timeshare receivables and the development of timeshare properties and (ii) a $95 million increase in deferred income taxes. See “Liquidity and Capital Resources-Debt and Financing Arrangements” for a detailed account of the change in our debt related to management programs.
Stockholders’ equity decreased $790 million primarily due to a net loss of $684 million (including a non-cash impairment charge of approximately $1.0 billion in connection with the sale of Travelport) in the six months ended June 30, 2006. We also repurchased $243 million (approximately 14 million shares) of Cendant common stock and paid $107 million of dividends. Such decreases were partially offset by a $149 million increase in accumulated other comprehensive income related to unrealized gains on cash flow hedges and foreign currency translation adjustments and $45 million related to the exercise of employee stock options (including a $7 million tax benefit).
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.
CASH FLOWS
At June 30, 2006, we had $441 million of cash on hand, a decrease of $289 million from $730 million at December 31, 2005. The following table summarizes such decrease:

	Six Months Ended June 30,

	2006	2005	Change

Cash provided by (used in):
Operating activities	$754	$1,264	$(510)
Investing activities	(2,187)	(2,016)	(171)
Financing activities	1,025	2,108	(1,083)
Effect of exchange rate changes	–	(20)	20
Cash provided by (used in) discontinued operations	119	(1,397)	1,516

Net change in cash and cash equivalents	$(289)	$(61)	$(228)

During the six months ended June 30, 2006 we generated $510 million less cash from operating activities in comparison to the same period in 2005. This change principally reflects (i) $152 million of incremental tax payments made in the six months ended June 30, 2006 as compared to 2005, (ii) the absence in 2005 of $106 million of cash inflows generated by our former mortgage business during the one month that we owned such business in 2005, (iii) a $32 million payment made in first quarter 2006 in connection with the settlement of the PRIDES litigation, (iv) a decrease in operating results in 2006 and (v) increased working capital requirements during 2006.

We used $171 million more cash in investing activities during the six months ended June 30, 2006 as compared with the same period in 2005. Such change primarily reflects (i) the absence of $958 million of net proceeds received on the initial public offering of Wright Express in the six months ended June 30, 2005 and (ii) the use of $176 million more cash to fund acquisitions in 2006. Such decreases were partially offset by the activities of our management programs, which used approximately $1.1 billion less cash in the six months ended June 30, 2006, primarily due to a decrease in amounts expended for vehicle purchases by our vehicle rental business, reflecting our strategy to hold vehicles for a longer duration. We anticipate aggregate capital expenditure investments for 2006 to be approximately $340 million, which does not include capital expenditures to be made by Realogy, Wyndham and Travelport following their separation from Cendant.
We generated approximately $1.1 billion less cash from financing activities during the six months ended June 30, 2006 in comparison with the same period in 2005. Such change principally reflects (i) activities of our management programs, which generated $2.9 billion less cash in the six months ended June 30, 2006, primarily reflecting a decrease in net borrowings by our vehicle rental business, consistent with the reduction in vehicle purchases discussed above and (ii) a $424 million reduction in borrowings under our revolving credit facility, which were utilized to fund acquisitions during 2005. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed discussion of financing activities during the six months ended June 30, 2006. This decrease was partially offset by (i) an $1,875 million increase in borrowings in April 2006 by Avis Budget Car Rental, LLC, and (ii) the absence in 2006 of a $259 million reduction to cash in 2005 associated with the spin-off of PHH. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a more detailed discussion of these financing arrangements.
DEBT AND FINANCING ARRANGEMENTS
At June 30, 2006, we had approximately $15.7 billion of indebtedness (including corporate indebtedness of approximately $5.6 billion and debt under management programs of approximately $10.1 billion).
Corporate indebtedness consisted of:

		As of	As of
		June 30,	December 31,
	Maturity Date	2006	2005	Change

Corporate debt:
6 7/8% notes (a)	August 2006	$850	$850	$–
4.89% notes (a)	August 2006	100	100	–
6 1/4% notes (b)	January 2008	799	798	1
6 1/4% notes (b)	March 2010	349	349	–
7 3/8% notes (b)	January 2013	1,192	1,192	–
7 1/8% notes (b)	March 2015	250	250	–
Revolver borrowings		200	7	193
Net hedging losses (d)		(123)	(47)	(76)

		3,617	3,499	118
Avis Budget Car Rental, LLC corporate debt:
Floating rate term loan (c)	April 2012	875	–	875
Floating rate senior notes (c)	May 2014	250	–	250
7 5/8% notes (c)	May 2014	375	–	375
7 3/4% notes (c)	May 2016	375	–	375

		1,875	–	1,875
Other		77	79	(2)

		$5,569	$3,578	$1,991

(a)	During July 2006, we discharged our obligations with respect to an aggregate principal amount of $950 million due in August 2006 under the 6 7/8 % notes and 4.89% notes.

(b)	We repaid substantially all of these notes on July 28, 2006. See Note 18 to our Consolidated Condensed Financial Statements for further information.

(c)	In connection with the execution of our separation plan, Avis Budget Car Rental, LLC, the parent company of our vehicle rental operations, borrowed $1,875 million in April 2006, which consists of (i) $1,000 million of unsecured fixed rate notes and floating rate senior notes and (ii) an $875 million secured floating rate term loan under a senior credit facility. The floating rate term loan and floating rate senior notes bear interest at three month LIBOR plus 125 basis points and three month LIBOR plus 250 basis points, respectively.

(d)	As of June 30, 2006, this balance represents $212 million of mark-to-market adjustments on current interest rate hedges, partially offset by $89 million of net gains resulting from the termination of interest rate hedges. As of December 31, 2005, the balance represents $153 million of net mark-to-market adjustments on current interest rate hedges, partially offset by $106 million of net gains resulting from the termination of interest rate hedges.

The following table summarizes the components of our debt under management programs (including related party debt due to Cendant Rental Car Funding (AESOP) LLC):

	As of	As of
	June 30,	December 31,
	2006	2005	Change

Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (a)	$6,040	$6,957	$(917)
Other	1,091	952	139
Timeshare program	1,949	1,800	149
Relocation program	757	757	–
Vacation rental program	215	207	8

	$10,052	$10,673	$(621)

(a)	The change in the balance at June 30, 2006 principally reflects the payment of vehicle-backed notes with a portion of the proceeds from the $1,875 million of fixed and floating rate financings completed by Avis Budget Car Rental, LLC in April 2006, partially offset by the issuance of floating rate vehicle-backed notes at various interest rates to support the acquisition of vehicles used in our vehicle rental business.
As previously discussed, we completed the spin-offs of Realogy and Wyndham on July 31, 2006. The following table reflects debt under management programs as of June 30, 2006, on a pro forma basis after giving effect to such spin-offs.

	As of
	June 30,	Effect of
	2006	Spin-offs	Pro forma

Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC	$6,040	$–	$6,040
Other	1,091	–	1,091
Timeshare program (a)	1,949	(1,949)	–
Relocation program (b)	757	(757)	–
Vacation rental program (c)	215	(215)	–

	$10,052	$(2,921)	$7,131

(a)	This debt was collateralized by assets of our former timeshare business. We no longer have access to such assets and in connection with our spin-off of Wyndham, we repaid $600 million of these borrowings in July 2006. Such amount represents outstanding borrowings under our asset-linked facility as of June 30, 2006, which was terminated concurrent with such repayment.
(b)	This debt was collateralized by assets of our former relocation business. We no longer have access to such assets, nor are we obligated to pay this debt.
(c)	This debt was collateralized by assets of our former vacation rental business. We no longer have access to such assets, nor are we obligated to pay this debt.
As of June 30, 2006, the committed credit facility and commercial paper programs at the corporate level included:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity

$2.0 billion revolving credit facility and commercial paper program (a)	$2,000	$200	$195	$1,340
$1.5 billion revolving credit facility (b)	1,500	–	336	1,164
Letter of credit facility (c)	303	–	303	–

(a)	Outstanding borrowings include $200 million under our $2.0 billion revolving credit facility. The outstanding borrowings above do not include $265 million of borrowings for which our Travelport subsidiary is the primary obligor. This amount is included within liabilities of discontinued operations on our Consolidated Condensed Balance Sheet. In addition to the letters of credit issued as of June 30, 2006, the revolving credit facility contains the committed capacity to issue an additional $1,340 million in letters of credit. Total capacity under this program was reduced from $3.5 to $2.0 billion in 2006. We terminated this facility on July 31, 2006. See Note 18 to our Consolidated Condensed Financial Statements for further information.
(b)	This secured revolving credit facility was entered into by Avis Budget Car Rental, LLC in April 2006, has a five year term and currently bears interest at one month LIBOR plus 150 basis points.
(c)	Final maturity date is July 2010.
During second quarter 2006, Realogy entered into (i) a $1,650 million credit facility consisting of a $1,050 million revolving credit facility and a $600 million term loan facility and (ii) a $1,325 million interim loan facility. No amounts were outstanding under any of these facilities at June 30, 2006. We do not have any obligations related to these facilities, nor do we have access to these facilities, as they were entered into by Realogy, which was spun-off on July 31, 2006. During July 2006, Wyndham entered into (i) a $1,200 million credit facility consisting of a $900 million revolving credit facility and a $300 million term loan facility and (ii) an $800 million interim loan facility. Also, on July 11, 2006,

Wyndham issued $550 million aggregate principal amount of timeshare-loan-backed notes. We do not have any obligations related to these facilities, nor do we have access to these facilities, as they were entered into by Wyndham, which was spun-off on July 31, 2006.
The following table presents available funding under our debt arrangements related to our management programs at June 30, 2006, on a pro forma basis after giving effect to the completion of the spin-offs of Realogy and Wyndham.

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity

Vehicle rental program
Cendant Rental Car Funding (AESOP) LLC (b)	$7,040	$6,040	$1,000
Other (c)	1,526	1,091	435

	$8,566	$7,131	$1,435

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $8.2 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
(c)	The outstanding debt is collateralized by approximately $1.4 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.
At June 30, 2006, we also had $400 million of availability for public debt or equity issuances under a shelf registration statement.
LIQUIDITY RISK
We believe that access to our existing financing arrangements is sufficient to meet liquidity requirements for the foreseeable future. In connection with the separation, our financing arrangements have been revised or replaced so that our financing arrangements will remain sufficient to meet our liquidity needs for the foreseeable future.
Our liquidity position may be negatively affected by unfavorable conditions in the vehicle rental industry. Additionally, our liquidity as it relates to management programs, could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs and (ii) increased costs associated with the principal financing program for our vehicle rental operations if General Motors Corporation or Ford Motor Company is not able to honor its obligations to repurchase the related vehicles. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios or as a result of the restructuring of such facilities resulting from our separation or under the terms of such restructured facilities.
Additionally, we monitor the maintenance of required financial ratios and, as of June 30, 2006, we were in compliance with all financial covenants under our credit and securitization facilities.
In connection with our repurchase of substantially all of our outstanding corporate debt and the termination of our principal credit facilities, our credit ratings have been withdrawn by Moody’s Investors Services, Standard & Poor’s and Fitch Ratings (other than Moody’s ratings of Cendant’s term debt maturing in August 2006).
CONTRACTUAL OBLIGATIONS
Our future contractual obligations have not changed significantly from the amounts reported within our 2005 Annual Report on Form 10-K filed on March 1, 2006, with the exception of our commitment to purchase vehicles, which decreased from the amount previously disclosed by approximately $3.9 billion to approximately $10.5 billion at June 30, 2006 as a result of purchases during the six months ended June 30, 2006. Any changes to our obligations related to corporate indebtedness and debt under management programs are presented above within the section entitled “Liquidity and Capital Resources— Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements. The following table summarizes our future contractual obligations for the twelve month periods beginning on July 1 of each of the years set forth on a pro forma basis after giving effect to (i) the spin-offs of

Realogy and Wyndham, (ii) the repayment of $2.5 billion of corporate debt in July 2006 and (iii) the pre-funding of $950 million of corporate debt in July 2006 and the repayment of borrowings under our asset-linked facility.

	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt, including current portion (a)	$8	$33	$—	$12	$—	$1,896	$1,949
Asset-backed debt under programs (b)	1,738	1,844	1,413	185	1,275	676	7,131
Operating leases	50	30	6	8	11	48	153
Commitments to purchase vehicles (c)	7,142	2,130	1,211	–	–	–	10,483
Other purchase commitments	94	9	–	1	–	–	104

	$9,032	$4,046	$2,630	$206	$1,286	$2,620	$19,820

(a)	Consists primarily of (i) borrowings of Avis Budget Car Rental, LLC, including $1,000 million of fixed rate notes and floating rate senior notes and an $875 million secured floating rate term loan and (ii) $63 million of long-term debt that was not tendered by the holders in connection with our execution of a tender offer for $2.6 billion of our corporate debt. Also, does not include $1,900 million of borrowings drawn by Travelport in July 2006 under its interim financing facility. See Note 18 to our Consolidated Condensed Financial Statements for further information on this facility.
(b)	Represents debt under management programs (including related party debt due to Cendant Rental Car Funding), which was issued to support the purchase of assets under management programs by our vehicle rental subsidiary.
(c)	Primarily represents commitments to purchase vehicles from either General Motors Corporation or Ford Motor Company. These commitments are subject to the vehicle manufacturers satisfying their obligations under the repurchase agreements. The purchase of such vehicles is financed through the issuance of debt under management programs in addition to cash received upon the sale of vehicles primarily under repurchase programs.
ACCOUNTING POLICIES
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
During 2006, we adopted the following standards as a result of the issuance of new accounting pronouncements:

—	SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions”

—	SFAS No. 123R, “Share-Based Payment”
We will adopt the following recently issued standard as required:

—	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
For detailed information regarding these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.
MATTERS RELATED TO PHH CORPORATION’S FINANCIAL STATEMENTS
We have become aware through notifications required under the separation agreement between Cendant and PHH Corporation and through disclosures in PHH’s Current Report on Form 8-K filed on July 21, 2006, that PHH has concluded that its audited and unaudited financial statements for periods prior to September 30, 2005 (“Prior Financial Statements”) should not be relied upon because of errors in the Prior Financial Statements. In that Form 8-K, PHH identified what it described as certain accounting errors related to mortgage re-insurance premiums that may result in changes to its Prior Financial Statements, as well as additional accounting matters that PHH was continuing to evaluate. At the present time, since PHH has neither re-filed its Prior Financial Statements nor, to our knowledge, completed its evaluation of the additional accounting matters, we are unable to complete our assessment of whether and how the matters identified by PHH might affect our previously filed financial statements.
We do not believe that the errors identified by PHH in PHH’s Prior Financial Statements relating to mortgage re-insurance premiums would have a material impact on our financial results for the relevant periods. Furthermore, the errors described in PHH’s Form 8-K filed on July 21, 2006 would appear to impact the timing of recognition in earnings, potentially increasing our net income as reported for 2002, 2003 and 2004 (the last three years prior to the spin-off of PHH from Cendant) and decreasing net income as reported for 2001 and prior years. We will continue to assess additional information as and when it becomes available.

Item 3.	Quantitative And Qualitative Disclosures About Market Risks
We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2006 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.
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
Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Inc., Realogy will assume 62.5% and Wyndham Worldwide will assume 37.5% (or, if the sale of Travelport is not completed, Realogy will assume 50%, Wyndham Worldwide will assume 30% and Travelport will assume 20%) of certain contingent and other corporate liabilities of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham Worldwide, Travelport and/or the Company’s vehicle rental operations, in each case incurred on or prior to the earlier of December 31, 2006 or the date of the separation of Travelport from the Company including the litigation described below.
After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC International, Inc. (“CUC”) business units, and prior to the issuance of this information statement, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against Cendant and other defendants, of which a number of lawsuits have been settled. Approximately six lawsuits remain unresolved in addition to the matters described below.
In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the “Securities Action”), is a consolidated class action brought on behalf of all persons who acquired securities of Cendant and CUC, except the PRIDES securities, between May 31, 1995 and August 28, 1998. Named as defendants are Cendant; 28 current and former officers and directors of Cendant, CUC and HFS Incorporated; and Ernst & Young LLP, CUC’s former independent accounting firm.
The Amended and Consolidated Class Action Complaint in the Securities Action alleges that, among other things, the lead plaintiffs and members of the class were damaged when they acquired securities of Cendant and CUC because, as a result of accounting irregularities, Cendant’s and CUC’s previously issued financial statements were materially false and misleading, and the allegedly false and misleading financial statements caused the prices of Cendant’s and CUC’s securities to be inflated artificially.
On December 7, 1999, Cendant announced that it had reached an agreement to settle claims made by class members in the Securities Action for approximately $2,850 million in cash plus 50 percent of any net recovery Cendant receives from Ernst & Young as a result of Cendant’s cross-claims against Ernst & Young as described below. This settlement received all necessary court approvals and was fully funded by Cendant on May 24, 2002.
On January 25, 1999, Cendant asserted cross-claims against Ernst & Young that alleged that Ernst & Young failed to follow professional standards to discover and recklessly disregarded the accounting irregularities and is therefore liable to Cendant for damages in unspecified amounts. The cross-claims assert claims for breaches of Ernst & Young’s audit agreements with Cendant, negligence, breaches of fiduciary duty, fraud and contribution. On July 18, 2000, Cendant filed amended cross-claims against Ernst & Young asserting the same claims.
On March 26, 1999, Ernst & Young filed cross-claims against Cendant and certain of Cendant’s present and former officers and directors that alleged that any failure by Ernst & Young to discover the accounting irregularities was caused by misrepresentations and omissions made to Ernst & Young in the course of its audits and other reviews of Cendant’s financial statements. Ernst & Young’s cross-claims assert claims for breach of contract, fraud, fraudulent inducement, negligent misrepresentation and contribution. Damages in unspecified amounts are sought for the costs to Ernst & Young associated with defending the various shareholder lawsuits, lost business it claims is attributable to Ernst & Young’s association with Cendant, and for harm to Ernst & Young’s reputation. On June 4, 2001, Ernst & Young filed amended cross-claims against Cendant asserting the same claims.
Two other proceedings, Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.), and P. Schoenfield Asset Management LLC v. Cendant Corp., et al., Civ. Action No. 98-4734 (D.N.J.) (the “ABI Actions”), were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. (“ABI”) between January 27, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors and Ernst & Young. The complaints in the ABI actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act. The plaintiffs allege that they purchased shares of ABI common stock at prices artificially inflated by the accounting irregularities after we announced a cash tender offer for 51% of ABI’s outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. On April 4, 2006, we entered into an agreement to settle the ABI Actions for $22 million. A hearing on the settlement occurred on July 24, 2006 and we expect the Court to approve the settlement.

In addition, pursuant to the Separation and Distribution Agreement, Realogy, Wyndham Worldwide and Travelport have agreed to assume and retain all of the liabilities primarily related to each of their respective businesses and operations, including litigation primarily related to each of their businesses where Cendant is a named party, such as the litigation described below.
In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, the Vice Chairman and President of Realogy, were added as defendants in a purported class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 21, 2001. The complaint in this action alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on purported misconduct in connection with the accounting of certain revenues in financial statements published by Homestore during the class period. On March 7, 2003, the court granted our motion to dismiss lead plaintiff’s claim for failure to state a claim upon which relief could be granted and dismissed the complaint, as against us and Mr. Smith, with prejudice. On March 8, 2004, the court entered final judgment, thus allowing for an appeal to be made regarding its decision dismissing the complaint against Cendant, Mr. Smith and others. Oral argument of the appeal took place on February 6, 2006. On June 30, 2006, the Ninth Circuit issued its decision. The Ninth Circuit affirmed the district court’s dismissal of the complaint as against Cendant and Mr. Smith, but remanded the matter to the district court so that plaintiff could have the opportunity to seek leave to file an amended complaint and attempt to state a claim against Cendant and Mr. Smith in accordance with the standard for liability set forth in the Ninth Circuit’s decision.
We cannot give any assurance as to the final outcome or resolution of these unresolved proceedings.
Item 1A. Risk Factors.
Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below modifies and supplements those risk factors, as appropriate.
If any of the events described in the risk factors below occur, our business, financial condition, operating results and prospects could be materially adversely affected.
Risks related to our indebtedness
We have a substantial amount of debt which could impair our financial condition and adversely affect our ability to react to changes in our business.
As of June 30, 2006, on a pro forma basis after giving effect to the completion of the Separation Plan, our total debt would have been approximately $9 billion and we would have had approximately $1 billion of available borrowing capacity under our senior secured credit facility.
Our substantial indebtedness could have important consequences, including:

—	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy, acquisitions and other purposes;

—	requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes;

—	making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions; and

—	exposing us to risks inherent in interest rate fluctuations because some of our borrowings, including borrowings under our new senior secured credit facility, are at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates.
Despite our current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.
Subject to specified limitations, the indenture governing our senior unsecured notes limits, but does not prohibit, us or our subsidiaries from incurring additional indebtedness in the future. As of June 30, 2006, on a pro forma basis after giving effect to the completion of the Separation Plan, our senior secured credit facility provided us commitments for additional borrowings of approximately $1 billion, in the aggregate. All of those borrowings would be secured and the lenders under our new senior secured credit facility would have a prior claim to our assets that secure such indebtedness. If new debt is added to our current debt levels, the risks described above in the previous risk factor could intensify.

Restrictive covenants in agreements and instruments governing our debt may adversely affect our ability to operate our business.
The indenture governing our senior unsecured notes and the agreement governing our senior secured credit facility contain, and our future debt instruments may contain, various provisions that limit our ability to, among other things:

—	incur additional debt;

—	provide guarantees in respect of obligations of other persons;

—	issue redeemable stock and preferred stock;

— •	pay dividends or distributions or redeem or repurchase capital stock;

—	prepay, redeem or repurchase debt;

—	make loans, investments and capital expenditures;

—	incur liens;

—	make distributions from our subsidiaries;

—	sell assets and capital stock of our subsidiaries; and

—	consolidate or merge with or into, or sell substantially all of our assets to, another person.
We require a significant amount of cash to service all of our indebtedness and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
Our ability to make payments on and refinance our debt depends on our ability to generate cash flow. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, some of which are beyond our control. Our business may not generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, and our cash needs may increase. If we are unable to generate sufficient cash flow from operations to service our debt and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. We may not be able to take any of these actions. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, particularly because of our high levels of debt and the restrictions imposed by the agreement governing our senior secured credit facility and the indenture governing our senior unsecured notes on our ability to incur additional debt and use the proceeds from asset sales. If we must sell our assets, it may negatively affect our ability to generate revenue. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to make scheduled payments on our debt.
If we cannot make scheduled payments on our debt, we would be in default and, as a result:

—	our debt holders could declare all outstanding principal and interest to be due and payable;

—	the lenders under our senior secured credit facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

—	we could be forced into bankruptcy or liquidation.
Risks related to our business
The high level of competition in the vehicle rental industry may lead to reduced rental volumes, downward pricing or an inability to increase our prices, which could have a material adverse impact on our results of operations.
The vehicle rental industry in which we operate is highly competitive. We believe that price is one of the primary competitive factors in the vehicle rental industry. Our competitors, some of whom may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that we match competitors’ downward pricing, it could have a material adverse impact on our results of operations. To the extent that we do not match or remain within a reasonable competitive margin of our competitors’ pricing, it could also have a material adverse impact on our results of operations, as we may lose rental volume. The Internet has increased pricing transparency among rental car companies by enabling cost- conscious customers to more easily obtain and compare the rates available from various rental car companies for any given trip. This transparency may increase the prevalence and intensity of price competition in the future.

We face risks of increased fleet costs, both generally and due to the possibility that automobile manufacturers could change or cease their repurchase programs.
Vehicle depreciation represents approximately 26% of our aggregate expenses and can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles. For model years 2005 and 2004, approximately 99% of the rental cars purchased for our domestic car fleet was the subject of agreements requiring automobile manufacturers to repurchase them. We refer to cars subject to such agreements as “program cars.” Under these repurchase programs, automobile manufacturers agree to repurchase cars at a specified price during a specified time period, typically subject to certain car condition and mileage requirements. Repurchase programs, therefore, enable us to determine, in advance, our depreciation expense, which is a significant cost factor in our car rental operations. Repurchase programs also limit the risk to us that the market value of a car, at the time of its disposition, will be less than its estimated residual (or depreciated) value.
Automobile manufacturers may not continue to sell cars to us subject to repurchase programs at all or on terms consistent with past practice. Should the percentage of our car rental fleet subject to repurchase programs decrease, we would expect to bear increased risk relating to the residual market value of our car rental fleet and car depreciation, which could have a material adverse effect on our results of operations and financial condition. Under such a scenario, we would have to find an alternate method for disposition of the additional non-program cars, which could significantly increase our overall fleet expenses and decrease our proceeds on sales. The overall cost of cars subject to repurchase programs could also increase if the manufacturers were to make changes to these programs, particularly if such changes were to result in a decrease in the repurchase price without a corresponding decrease to the original purchase price. Repurchase programs also generally provide us with flexibility to reduce the size of our fleet rapidly in response to an economic downturn or changes in demand by returning cars sooner than originally expected. This flexibility may be reduced in the future to the extent the percentage of program cars in our car rental fleet decreases or this feature of repurchase programs is altered.
During 2005, approximately 82% of the cars acquired for our U.S. car rental fleet were manufactured by either General Motors Corporation or Ford Motor Company. A default on any repurchase agreement, particularly with respect to GM or Ford, might leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the car manufacturer but for which we were not paid. In addition, we might also incur potential additional expenses if the prices at which we were able to dispose of program cars were less than the specified prices under the repurchase program. Any increased risk with respect to the likelihood of these defaults could also impact our ability to finance the purchase of cars to maintain our car rental fleet.
The relative strength of the used vehicle marketplace materially impacts the costs of our rental cars and trucks not covered by repurchase programs or trade-in agreements. We currently sell these used vehicles through auctions, third party resellers and other channels. These markets may not produce stable used vehicle pricing in the future. Based on the number of used trucks and non-program cars produced by our rental operations annually, any downturn in the used vehicle marketplace could have a material impact on our fleet holding costs and profitability.
Our car rental business is dependent on airline passenger traffic, and disruptions in travel patterns could harm our business.
In 2005, we generated approximately 79% of our consolidated car rental revenue from our corporate owned on-airport locations. As a result, a decline in airline passenger traffic could have a material adverse effect on our results of operations. Events that affect air travel could include work stoppages, military conflicts, terrorist incidents or threats, pandemic diseases, natural disasters or the response of governments to any of these events. We also face increased costs of maintaining our positions on-airport through increased competitive bidding and minimum airport guarantees.
We are dependent on third party distribution channels, and the success of our business depends in significant part on these relationships.
The operators of third party distribution channels, through which we generate approximately 44% of our domestic reservations, generally can cancel or modify their agreements with us upon relatively short notice. Changes in our pricing agreements, commission schedules or arrangements with third party distribution channels, the termination of our relationships or a reduction in the transaction volume of such channels could have a material adverse effect on our business, financial condition and results of operations. Most of these reservations are made in connection with GDS (Amadeus, Galileo, Sabre and Worldspan), which aggregate reservations from various sources. Our largest third party source of reservations (other than from GDS) in 2005 was responsible for less than 2% of our domestic reservations.
Our business is seasonal, and a disruption in rental activity during our peak season could materially adversely affect our results of operations.
In our business, the third quarter of the year has historically been our strongest quarter due to the increased level of leisure travel and household moving activity. In 2005, the third quarter accounted for approximately 29% of our total revenue and

43% of our income before income taxes. Any occurrence that disrupts rental activity during the third quarter could have a disproportionately material adverse effect on our results of operations.
An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.
A significant amount of our borrowings, primarily borrowings under our senior secured credit facility and our vehicle-backed debt, bear interest at variable rates and expose us to interest rate risk. If interest rates increase, whether because of an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our net income could be materially adversely affected. As of June 30, 2006, on a pro forma basis after giving effect to the completion of the Separation Plan and giving effect to our interest rate derivatives with respect to the term loan, our total outstanding corporate debt of approximately $1.9 billion included interest rate sensitive debt of approximately $300 million (either by its original terms or through the use of interest rate derivatives), which had a weighted average interest rate of approximately 7.2% per annum. In addition, our total debt under management programs of approximately $7.1 billion included interest rate sensitive debt of approximately $2.4 billion (either by its original terms or through the use of interest rate derivatives), which had a weighted average interest rate of approximately 4.6% per annum. During our seasonal borrowing peak in 2005, outstanding interest rate sensitive debt totaled approximately $2.5 billion, with a weighted average interest rate of approximately 3.7% per annum.
We face risks arising from our heavy reliance on communications networks and centralized information systems.
We rely heavily on information systems, including our reservation system, to accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems, and we rely on communications services providers to link our systems with the business locations these systems serve. A failure of a major system, or a major disruption of communications between the system and the locations it serves, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise materially adversely affect our ability to manage our business effectively. Our systems’ business continuity plans and insurance programs are designed to mitigate such a risk, not to eliminate it. In addition, because our systems contain information about millions of individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs and other material adverse effects on our results of operations.
We face risks related to liability and insurance.
Our businesses expose us to claims for personal injury, death and property damage related to the use of our vehicles and for workers’ compensation claims and other employment-related claims by our employees. We may become exposed to uninsured liability at levels in excess of our historical levels resulting from unusually high losses or otherwise. In addition, liabilities in respect of existing or future claims may exceed the level of our reserves and/or our insurance, and we may not have sufficient capital available to pay any uninsured claims. Furthermore, insurance with unaffiliated carriers may not continue to be available to us on economically reasonable terms or at all.
Environmental regulations could subject us to liability for fines or damages.
We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including, among other things, with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We have established a compliance program for our tank systems that is intended to ensure that the tanks are properly registered with the state or other jurisdiction in which the tanks are located and have been either replaced or upgraded to meet applicable leak detection and spill, overfill, corrosion protection and vapor recovery requirements. These tank systems may not at all times remain free from undetected leaks, and the use of these tanks may result in significant spills.
We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the cleanup of contamination at our owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. Our compliance with existing or future environmental laws and regulations may, however, require material expenditures by us or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Changes in the U.S. and foreign legal and regulatory environment that affect our operations, including laws and regulations relating to the insurance products we sell, consumer privacy, data security and insurance rates, could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations.
We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official.
The optional insurance products, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, offered to renters providing various insurance coverages in our domestic vehicle rental operations are regulated under state laws governing the licensing of such products. In our international car rental operations, our offering of optional products providing insurance coverage historically has not been regulated.
Any changes in U.S. or foreign law that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue. If customers decline to purchase supplemental liability insurance products through us as a result of any changes in these laws or otherwise, our results of operations could be materially adversely affected.
In many states, we are allowed to recover various licensing costs, concession costs and other fees that we are required to remit to government agencies, including airport authorities. Our practice is to show any such charge as an additional separately stated item on the customer invoice, to clearly disclose the existence of these fees to consumers in all distribution channels and to provide an estimated total price inclusive of surcharges and taxes. Prior opinions from the Federal Trade Commission and various courts support this business practice and we believe these pass-through charges, where imposed, are lawful. However, the Attorneys General of Virginia, Montana and Massachusetts have questioned this practice, and we cannot assure you that these or other Attorneys General may not bring an enforcement proceeding against us with respect to these matters.
We may be held responsible by third parties, regulators or courts for the actions of, or failures to act by, our franchisees, which exposes us to possible fines, other liabilities and bad publicity.
Our franchised locations are independently owned and operated. Our agreements with our franchisees require that they comply with all laws and regulations applicable to their businesses, including our internal quality, image, service and performance policies and standards. Under our franchise agreements, our franchisees retain control over the employment and management of all personnel. Third parties, regulators or courts may seek to hold us responsible for the actions of, or failures to act by, our franchisees. Although we maintain the right to monitor the operations of franchisees and have the ability to terminate franchise agreements for failure to adhere to contracted operational standards, we are unlikely to detect all problems. Moreover, there are occasions when our and our franchisees’ activities may not be clearly distinguishable. It is our policy to vigorously seek to be dismissed from any such claims and to pursue indemnity for any adverse decisions. Failure to comply with laws and regulations by our franchisees may expose us to liability and damages that may adversely affect our business.
Risks related to the separation
We have no recent operating history as a stand-alone vehicle rental company.
The financial information included in this quarterly report on Form 10-Q does not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone vehicle rental company during the periods presented or those we will achieve in the future. This is primarily a result of the following factors:

—	Prior to the completion of the Separation Plan, the Vehicle Rental business was operated by Cendant as part of its broader corporate organization, rather than as an independent company. Cendant or one of its affiliates performed various corporate functions for our vehicle rental business, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our financial results reflect allocations of corporate expenses from Cendant for these and similar functions. These allocations may be less than the comparable expenses we believe we would have incurred had we operated as a stand-alone vehicle rental company.

—	Generally, working capital requirements and capital for general corporate purposes for the Vehicle Rental business, including acquisitions and capital expenditures, have historically been satisfied as part of the corporate-wide cash management policies of Cendant’s broader corporate organization. With the completion of the Separation Plan, we will not have access to the cash generated by Realogy, Wyndham Worldwide or Travelport in order to finance our working capital or other cash requirements. Without the opportunity to obtain financing from the cash generated by these companies, we may need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

—	With the completion of the Separation Plan, the cost of capital for our business may be higher than our cost of capital prior to the completion of the Separation Plan.

—	While we have entered into short-term transition agreements that will govern certain commercial and other relationships among us, Realogy, Wyndham Worldwide and Travelport after the completion of the Separation Plan, those temporary arrangements may not capture the benefits our business enjoyed as a result of being integrated with those companies. The loss of these benefits could have an adverse effect on our business, results of operations and financial condition.

—	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Realogy, Wyndham Worldwide and Travelport.
We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate upon the completion of the Separation Plan, and we may experience increased costs as a result of the Separation Plan.
Realogy and Wyndham Worldwide are, and Travelport will be, contractually obligated to provide to us only those services specified in the transition services agreement and the other agreements we entered into with them in preparation for the separation. We may be unable to replace, in a timely manner or on comparable terms, the services that Realogy, Wyndham Worldwide or Travelport previously provided to us that are not specified in the transition services agreement or the other agreements. In addition, if Realogy, Wyndham Worldwide or Travelport do not continue to perform effectively the transition services and other services that are called for under the transition services agreement and the other agreements, we may not be able to operate our business effectively and our profitability may decline. Furthermore, after the expiration of the transition services and other agreements, we may be unable to replace, in a timely manner or on comparable terms, the services specified in such agreements.
The distribution or sale of Travelport may not be completed, or if completed, the terms of such transactions may differ than those currently contemplated.
Consummation of the final stage of Separation Plan, the sale or distribution of Travelport, is subject to a number of uncertainties and the satisfaction or waiver of certain conditions precedent. If the sale of Travelport is not complete by December 31, 2006, we have agreed to distribute the common stock of Travelport to our stockholders. Therefore, we cannot provide any assurances that the Separation Plan will be completed, nor can we give assurances as to the terms on which the sale or distribution of Travelport will be consummated.
Our agreements with Realogy, Wyndham Worldwide and Travelport may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated parties.
The agreements related to the separation, including the Separation and Distribution Agreement, Tax Sharing Agreement, Transition Services Agreement and other agreements, were not the result of arm’s-length negotiations and thus may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated parties. Such terms include, among other things, those related to allocation of assets, liabilities, rights, indemnifications and other obligations among the companies.
We are relying on Realogy, Wyndham Worldwide and Travelport to fulfill their obligations under the Separation and Distribution Agreement and other agreements.
Pursuant to the Separation and Distribution Agreement, Realogy and Wyndham Worldwide will be responsible for 62.5% and 37.5%, respectively (or, in the event that Travelport is distributed and not sold, Realogy, Wyndham Worldwide and Travelport will be responsible for 50%, 30% and 20%, respectively) of certain contingent and other corporate liabilities of Cendant. More specifically, Realogy and Wyndham Worldwide (and, if applicable, Travelport) will generally assume and be responsible for the payment of their allocated percentage of all taxes imposed on us and certain of our subsidiaries and certain of our contingent and other corporate liabilities and/or our subsidiaries to the extent incurred prior to the earlier of December 31, 2006 or the date of the separation of Travelport from Cendant. These contingent and other corporate liabilities include liabilities relating to (i) Cendant’s terminated or divested businesses, including among others, the former PHH and Marketing Services businesses, (ii) liabilities relating to the Travelport sale, if any, (iii) the Securities Action and the ABI Actions (for a further description of these litigation matters, see “Legal Proceedings”) and (iv) generally any actions with respect to the Separation Plan or the distributions brought by any third party. If any party responsible for such liabilities were to default in its payment, when due, of any such assumed obligations, each non-defaulting party, including us, would be required to pay an equal portion of the amounts in default. Moreover, the Separation and Distribution Agreement provides for cross-indemnities designed to place financial responsibility of certain obligations with the proper company. Any failure by Realogy, Wyndham Worldwide or Travelport to pay any liabilities when due or to indemnify us when required may cause a material adverse affect on our results of operations.

Risks related to our common stock
With the completion of the distributions of Realogy and Wyndham Worldwide, the market price of our shares may fluctuate widely.
We cannot predict the prices at which our common stock will trade now that the distributions of Realogy and Wyndham Worldwide are complete. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

—	our business profile and market capitalization with the completion of the distributions of Realogy and Wyndham Worldwide may not fit the investment objectives of pre-distribution Cendant stockholders, especially stockholders who held Cendant stock based on Cendant’s inclusion in the S&P 500 Index, as our common stock with the completion of the distributions of Realogy and Wyndham Worldwide will not be included in the S&P 500 Index, and as a result, pre-distribution Cendant stockholders may sell our shares;

—	a shift in our investor base;

—	our quarterly or annual earnings, or those of other companies in our industry;

—	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

—	changes in accounting standards, policies, guidance, interpretations or principles;

—	announcements by us or our competitors of significant acquisitions or dispositions;

—	the failure of securities analysts to cover our common stock after completion of the Realogy and Wyndham Worldwide distributions;

—	changes in earnings estimates by securities analysts or our ability to meet those estimates;

—	the operating and stock price performance of other comparable companies;

—	overall market fluctuations; and

—	general economic conditions.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.
Your percentage ownership may be diluted in the future.
Your percentage ownership may be diluted in the future because of equity awards that we granted to our directors, officers and employees and the accelerated vesting of previously granted equity awards. As previously disclosed in our Current Report on Form 8-K dated August 4, 2006 and in the footnotes to our financial statements included herein, on August 1, 2006, we granted approximately 18 million restricted stock units and approximately 5 million stock-settled stock appreciation rights and on August 15, 2006, approximately 11 million restricted stock units and 1.1 million options are expected to vest in connection with the separation plan. Such amounts do not give effect to adjustments that will occur if our anticipated one-for-ten reverse stock split is completed. While we anticipate that the value of annual grants in future years will be lower than the August 2006 grant, we do expect to grant restricted stock units and/or other types of equity awards in the future.
Our stockholder rights plan and provisions in our certificate of incorporation and by-laws, and of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

—	elimination of the right of our stockholders to act by written consent;

—	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

—	the right of our Board to issue preferred stock without stockholder approval; and

—	limitations on the right of stockholders to remove directors.
Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

Our Board adopted a stockholder rights plan, which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us a newly created series of junior preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten business days (or a later date determined by our Board of Directors before the rights are separated from our common stock) after the public announcement that a person or group has become an “acquiring person” by acquiring beneficial ownership of 15% or more of our outstanding common stock or (ii) ten business days (or a later date determined by our Board before the rights are separated from our common stock) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group becoming an acquiring person. The issuance of preferred stock pursuant to the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is not in the best interests of our company and our stockholders.

Item 4.	Submission of Matters to a Vote of Security Holders
As discussed in other sections of this Quarterly Report on Form 10-Q, Cendant commenced a series of transactions in the second quarter of 2006 for the purpose of paying off its then existing corporate indebtedness, which included cash tender offers to purchase all of our then outstanding Notes (defined below) and consent solicitations with respect to proposed amendments to the Indenture (defined below) governing such Notes. On June 14, 2006, we commenced the tender offers and solicited the consent of holders in order to eliminate substantially all of the restrictive covenants in the Indenture governing our 6.250% Senior Notes due 2008, 6.250% Senior Notes due 2010, 7.375% Senior Notes due 2013 and 7.125% Senior Notes due 2015 (collectively, the “Notes”). On June 27, 2006 (the “Consent Date”), we announced that we received consents approving the proposed amendments to the Indenture from a majority in principal amount of the holders of each series of Notes and executed the supplemental indenture described below. The amendments eliminating substantially all of the restrictive covenants in the Indenture are described in our Current Report on Form 8-K filed with the SEC on June 30, 2006, and incorporated herein by reference. The vote totals for the consents, as of 5:00 p.m. on the Consent Date, are set forth in the following table:

	Principal	Principal	Principal
	Amount	Amount	Amount
Notes	Outstanding ($)	Voted For ($)	Abstained ($)

6.250% Senior Notes due 2008	800,000,000	770,225,000	29,775,000
6.250% Senior Notes due 2010	350,000,000	337,461,000	12,539,000
7.375% Senior Notes due 2013	1,200,000,000	1,182,370,000	17,630,000
7.125% Senior Notes due 2015	250,000,000	247,068,000	2,932,000
In connection with the consummation of the consent solicitations, we executed the First Supplemental Indenture, dated June 27, 2006 (the “First Supplemental Indenture”), to the Indenture, dated as of January 13, 2003, between Cendant and The Bank of Nova Scotia Trust Company of New York, as trustee. The First Supplemental Indenture became operative once we accepted for purchase all validly tendered Notes on July 28, 2006.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENDANT CORPORATION

Date: August 9, 2006	/s/ Ronald L. Nelson Ronald L. Nelson President and Chief Financial Officer

Date: August 9, 2006	/s/ John T. McClain John T. McClain Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006. (Incorporated by reference to Exhibit 2.1 to Cendant’s Current Report on Form 8-K dated August 1, 2006.)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.2 to Cendant’s Registration Statement on Form 8-A dated July 13, 2006.)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.2 to Cendant’s Registration Statement on Form 8-A dated July 13, 2006.)

4.1	Rights Agreement, dated as of July 13, 2006, by and between Cendant Corporation and Mellon Investor Services, LLC, as Rights Agent, including the form of Rights Certificate as Exhibit B thereto and the form of Summary of Rights as Exhibit C thereto. (Incorporated by reference to Exhibit 4.1 to Cendant’s Registration Statement on Form 8-A dated July 13, 2006.)

4.2	First Supplemental Indenture, dated as of June 27, 2006, between the Company and The Bank of Nova Scotia Trust Company of New York, as trustee, governing the 6.250% Senior Notes due 2008, the 6.250% Senior Notes due 2010, the 7.375% Senior Notes due 2013 and the 7.125% Senior Notes due 2015. (Incorporated by reference to Exhibit 4.1 to Cendant’s Current Report on Form 8-K dated June 30, 2006.)

10.1	Credit Agreement, dated as of July 18, 2006, among Travelport Inc., as Borrower, Galileo International Technology, LLC, as a Subsidiary Borrower, certain financial institutions as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents. (Incorporated by reference to Exhibit 10.1 to Cendant’s Current Report on Form 8-K dated July 19, 2006.)

10.2	Guaranty, dated as of July 18, 2006, made by Cendant Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the banks and other financial institutions or entities (the “Lenders”) from time to time parties to the Credit Agreement, dated as of July 18, 2006 among Travelport Inc., as Borrower, Galileo International Technology, LLC, as Subsidiary Borrower, the Subsidiary Borrowers from time to time parties to the Credit Agreement and Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents. (Incorporated by reference to Exhibit 10.2 to Cendant’s Current Report on Form 8-K dated July 19, 2006.)

10.3	Purchase Agreement, dated as of June 30, 2006, by and among the Company, Travelport Inc. and TDS Investor LLC. (Incorporated by reference to Exhibit 10.1 to Cendant’s Current Report on Form 8-K dated June 30, 2006.)

10.4	Second Amended and Restated Series 2004-1 Supplement, dated as of June 27, 2006, among Cendant Rental Car Funding (AESOP) LLC, as issuer, Avis Budget Car Rental, LLC, as administrator, Mizuho Corporate Bank, Ltd., as administrative agent, certain financial institutions, as purchasers, and The Bank of New York, as trustee and Series 2004-1 agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, between the issuer and The Bank of New York, as trustee, as amended by Supplemental Indenture No. 1 thereto, dated as of December 23, 2005, between the issuer and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.2 to Cendant’s Current Report on Form 8-K dated June 30, 2006.)

10.5	Agreement between Cendant Corporation and Henry R. Silverman. (Incorporated by reference to Exhibit 10.3 to Cendant’s Current Report on Form 8-K dated June 30, 2006.)

10.6	Employment Agreement between Cendant Corporation and Ronald L. Nelson. (Incorporated by reference to Exhibit 10.5 to Cendant’s Current Report on Form 8-K dated June 30, 2006.)

10.7	Agreement between Cendant Corporation and James E. Buckman. (Incorporated by reference to Exhibit 10.6 to Cendant’s Current Report on Form 8-K dated June 30, 2006.)

10.8	Letter Agreement between Cendant Corporation and Lin Coughlin. (Incorporated by reference to Exhibit 10.8 to Cendant’s Current Report on Form 8-K dated June 30, 2006.)

10.9	Series 2006-2 Supplement, dated as of June 2, 2006, among Cendant Rental Car Funding (AESOP) LLC, as issuer, Avis Budget Car Rental, LLC, as administrator, Barclays Bank PLC, as administrative agent, funding agent and APA bank, Stratford Receivables Company, LLC, as a CP conduit purchaser and The Bank of New York, as trustee and Series 2006-2 Agent to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 between Cendant Rental Car Funding (AESOP) LLC, as issuer and The Bank of New York, as trustee, as amended. (Incorporated by reference to Exhibit 10.1 to Cendant’s Current Report on Form 8-K dated June 6, 2006.)

10.10	Letter Agreement between Cendant Corporation and Henry R. Silverman dated July 28, 2006.

Exhibit No.	Description

10.11	Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006. (Incorporated by reference to Exhibit 10.1 to Cendant’s Current Report on Form 8-K dated August 1, 2006.)

10.12	Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006. (Incorporated by reference to Exhibit 10.1 to Cendant’s Current Report on Form 8-K dated August 1, 2006.)

10.13	Base Indenture, dated as of May 11, 2006, between Budget Truck Funding, LLC, as issuer and The Bank of New York Trust Company, N.A., as trustee.

10.14	Series 2006-1 Supplement, dated as of May 11, 2006, among Budget Truck Funding, LLC, as issuer, Budget Truck Rental, LLC, as administrator, Deutsche Bank Securities, Inc., as administrative agent, certain commercial paper conduit purchasers, certain funding agents, certain APA banks and The Bank of New York Trust Company, N.A., as trustee, Series 2006-1 agent and securities intermediary, to the Base Indenture, dated as of May 11, 2006, between Budget Truck Funding, LLC, as issuer and The Bank of New York Trust Company, N.A., as trustee.

10.15	Master Motor Vehicle Operating Lease Agreement, dated as of May 11, 2006, among Budget Truck Funding, LLC, as lessor, Budget Truck Rental, LLC, as administrator and as lessee and Avis Budget Car Rental, LLC, as guarantor.

10.16	Administration Agreement, dated as of May 11, 2006, among Budget Truck Funding, LLC, Budget Truck Rental, LLC, as administrator and The Bank of New York Trust Company, N.A., as trustee.

10.17	Form of Award Agreement— Restricted Stock Units (Incorporated by reference to Exhibit 10.1 of Cendant’s Current Report on Form 8-K dated August 4, 2006).

10.18	Form of Award Agreement— Stock Appreciation Rights (Incorporated by reference to Exhibit 10.2 of Cendant’s Current Report on Form 8-K dated August 4, 2006).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.