Form 10-Q
period 2006-09-30
AVIS BUDGET GROUP, INC.
filed 2006-11-21
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-10308

Avis Budget Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0918165 (I.R.S. Employer Identification Number)

6 Sylvan Way Parsippany, NJ (Address of principal executive offices)	07054 (Zip Code)
(973) 496-4700
(Registrant’s telephone number, including area code)
Cendant Corporation, 9 West 57th Street, New York, NY 10019
(Former name and address)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]         No [X]
The number of shares outstanding of the issuer’s common stock was 100,869,415 shares as of September 30, 2006.

		Page

PART I	Financial Information	3

Item 1.	Financial Statements	3

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005 (restated for the nine months ended September 30, 2005)	3

	Consolidated Condensed Balance Sheets as of September 30, 2006 and December 31, 2005 (restated as of December 31, 2005)	4

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (restated for the nine months ended September 30, 2005)	5

	Consolidated Condensed Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2006 (restated as of January 1, 2006)	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	34

Item 4.	Controls and Procedures	35

PART II	Other Information	35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	37

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	39

Item 6.	Exhibits	39

	Signatures	40
EX-12: STATEMENT RE: COMPUTATION OF RATIO
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

FORWARD-LOOKING STATEMENTS
The forward-looking statements contained herein are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various facts and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:
•	the high level of competition in the vehicle rental industry;

•	an increase in the cost of new vehicles;

•	a decrease in our ability to acquire or dispose of cars through repurchase programs;

•	a decline in the results of operations or financial condition of the manufacturers of our cars;

•	a downturn in airline passenger traffic in the United States or in the other international locations in which we operate;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the markets in which we operate;

•	our dependence on third-party distribution channels;

•	a disruption or decline in rental activity, particularly during our peak season or in key market segments;

•	a disruption in our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market;

•	a significant increase in interest rates or in borrowing costs;

•	a substantial increase in fuel costs;

•	a major disruption in our communication or centralized information networks;

•	our failure or inability to comply with regulations or any changes in regulations;

•	our failure or inability to make the changes necessary to operate effectively now that we operate independently from the former real estate, hospitality and travel distribution businesses following the separation of those businesses from us during third quarter 2006, when we were known as Cendant Corporation;

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services;

•	risks inherent in the restructuring of the operations of Budget Truck Rental and our ability to estimate the amount and timing of the charge we expect to record in the fourth quarter; and

•	the receipt of additional information from our former PHH subsidiary that is inconsistent with the information received to date.

In addition, you should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in our forward-looking statements:
•	risks inherent in the separation and related transactions, including risks related to our new borrowings, and costs of the separation; and

•	the terms of agreements among the separated companies, including the allocations of assets and liabilities, including contingent liabilities and guarantees, commercial arrangements and the performance of each of the separated companies’ obligations under these agreements;
Other factors and assumptions not identified above, including those described under “Risk Factors” set forth in our 2005 Annual Report on Form 10-K, as modified by our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006, were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.
You should consider the areas of risk described above, as well as those described under “Risk Factors” set forth in our Form 10-K and Forms 10-Q referred to above, in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law.
As discussed in Item 1A “Risk Factors” and Item 5 “Other Information,” we intend to restate our 2005, 2004 and 2003 financial statements by amending our 2005 Form 10-K as soon as practicable.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
				2005
	2006	2005	2006	(Restated)
Revenues
Vehicle rental	$1,253	$1,242	$3,469	$3,244
Other	313	305	889	831

Net revenues	1,566	1,547	4,358	4,075

Expenses
Operating	823	744	2,204	1,987
Vehicle depreciation and lease charges, net	383	341	1,077	899
Selling, general and administrative	179	275	670	738
Vehicle interest, net	87	87	253	227
Non-vehicle related depreciation and amortization	25	31	81	87
Interest expense related to corporate debt, net:
Interest expense	50	61	206	106
Early extinguishment of debt	313	—	313	—
Separation costs	167	—	223	—
Restructuring charges	—	—	—	26

Total expenses	2,027	1,539	5,027	4,070

Income (loss) before income taxes	(461)	8	(669)	5
Provision (benefit) for income taxes	(136)	5	(214)	7

Income (loss) from continuing operations	(325)	3	(455)	(2)
Income (loss) from discontinued operations, net of tax	(54)	493	478	1,119
Gain (loss) on disposal of discontinued operations, net of tax	(634)	3	(1,956)	(35)

Income (loss) before cumulative effect of accounting changes	(1,013)	499	(1,933)	1,082
Cumulative effect of accounting changes, net of tax	—	—	(64)	—

Net income (loss)	$(1,013)	$499	$(1,997)	$1,082

Earnings (loss) per share
Basic
Income (loss) from continuing operations	$(3.23)	$0.03	$(4.53)	$(0.02)
Net income (loss)	(10.07)	4.81	(19.88)	10.33

Diluted
Income (loss) from continuing operations	$(3.23)	$0.03	$(4.53)	$(0.02)
Net income (loss)	(10.07)	4.72	(19.88)	10.33
See Notes to Consolidated Condensed Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(In millions, except share data)

		December 31,
	September 30,	2005
	2006	(Restated)
Assets
Current assets:
Cash and cash equivalents	$379	$546
Restricted cash	15	15
Receivables, net	453	348
Deferred income taxes	57	375
Assets of discontinued operations	—	20,512
Other current assets	1,201	219

Total current assets	2,105	22,015

Property and equipment, net	474	516
Deferred income taxes	180	260
Goodwill	2,194	2,188
Other intangibles, net	742	731
Other non-current assets	213	283

Total assets exclusive of assets under vehicle programs	5,908	25,993

Assets under vehicle programs:
Program cash	9	15
Vehicles, net	7,535	7,509
Receivables from vehicle manufacturers and other	431	602
Investment in Avis Budget Rental Car Funding (AESOP) LLC — related party	362	374

	8,337	8,500

Total assets	$14,245	$34,493

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,974	$2,287
Current portion of long-term debt	32	975
Liabilities of discontinued operations	—	7,263

Total current liabilities	2,006	10,525

Long-term debt	1,834	2,533
Other non-current liabilities	513	831

Total liabilities exclusive of liabilities under vehicle programs	4,353	13,889

Liabilities under vehicle programs:
Debt	1,006	952
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,057	6,957
Deferred income taxes	1,171	1,139
Other	127	214

	7,361	9,262

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 1 million shares; none issued and outstanding
Common stock, $.01 par value—authorized 250 million shares; issued 135,363,084 and 135,085,222 shares	14	14
Additional paid-in capital	10,065	12,009
Retained earnings (deficit)	(890)	5,997
Accumulated other comprehensive income	58	40
Treasury stock, at cost—34,368,712 and 33,924,621 shares	(6,716)	(6,718)

Total stockholders’ equity	2,531	11,342

Total liabilities and stockholders’ equity	$14,245	$34,493

See Notes to Consolidated Condensed Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
		2005
	2006	(Restated)
Operating Activities
Net income (loss)	$(1,997)	$1,082
Adjustments to arrive at income from continuing operations	1,542	(1,084)

Loss from continuing operations	(455)	(2)

Adjustments to reconcile income from continuing operations to net cash provided by operating activities exclusive of management programs:
Non-vehicle related depreciation and amortization	81	87
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(36)	(20)
Income taxes and deferred income taxes	(455)	(94)
Accounts payable and other current liabilities	(60)	(206)
Other, net	(83)	85

Net cash used in operating activities exclusive of vehicle programs	(1,008)	(150)

Vehicle programs:
Vehicle depreciation	1,027	863

Net cash provided by operating activities	19	713

Investing Activities
Property and equipment additions	(64)	(65)
Net assets acquired, net of cash acquired, and acquisition-related payments	(116)	(105)
Proceeds received on asset sales	16	39
Proceeds from sale of available-for-sale securities	—	18
Proceeds from dispositions of businesses, net of transaction-related payments	4,035	969
Other, net	6	65

Net cash provided by investing activities exclusive of vehicle programs	3,877	921

Vehicle programs:
Increase (decrease) in program cash	8	(4)
Investment in vehicles	(9,249)	(8,413)
Payments received on investment in vehicles	8,224	6,143
Other, net	(12)	(22)

	(1,029)	(2,296)

Net cash provided by (used in) investing activities	2,848	(1,375)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Nine Months Ended
	September 30,
		2005
	2006	(Restated)
Financing Activities
Proceeds from borrowings	1,875	27
Principal payments on borrowings	(3,580)	(30)
Net short-term borrowings	—	450
Issuances of common stock	43	228
Repurchases of common stock	(243)	(1,018)
Payment of dividends	(113)	(309)
Other, net	(39)	9

Net cash used in financing activities exclusive of vehicle programs	(2,057)	(643)

Vehicle programs:
Proceeds from borrowings	8,521	7,703
Principal payments on borrowings	(10,487)	(6,469)
Net change in short-term borrowings	133	128
Other, net	(13)	(15)

	(1,846)	1,347

Net cash provided by (used in) financing activities	(3,903)	704

Effect of changes in exchange rates on cash and cash equivalents	(1)	(1)

Cash provided by (used in) discontinued operations (Revised— See Note 1)
Operating activities	463	2,060
Investing activities	(742)	(2,368)
Financing activities	1,137	186
Effect of exchange rate changes	12	(44)

	870	(166)

Net decrease in cash and cash equivalents	(167)	(125)
Cash and cash equivalents, beginning of period	546	163

Cash and cash equivalents, end of period	$379	$38

See Notes to Consolidated Condensed Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(In millions)

					Accumulated
			Additional	Retained	Other	Treasury		Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	Income	Shares	Amount	Equity
Balance at December 31, 2005 (Restated)	135.1	$14	$12,009	$5,997	$40	(33.9)	$(6,718)	$11,342
Comprehensive loss:
Net loss	—	—	—	(1,997)	—	—	—
Currency translation adjustment, net of tax of $(16)	—	—	—	—	202	—	—
Unrealized gains on cash flow hedges, net of tax of $7	—	—	—	—	(12)	—	—
Minimum pension liability adjustment, net of tax of $(3)	—	—	—	—	5	—	—
Total comprehensive loss								(1,802)
Net activity related to restricted stock units	—	—	(44)	—	—	0.7	211	167
Exercise of stock options	0.2	—	48	—	—	0.2	31	79
Tax benefit from exercise of stock options	—	—	7	—	—	—	—	7
Repurchases of common stock	—	—	—	—	—	(1.4)	(243)	(243)
Payment of dividends	—	—	—	(107)	—	—	—	(107)
Dividend of Realogy Corporation and Wyndham Worldwide Corporation	—	—	(1,956)	(4,783)	(167)	—	—	(6,906)
Other	0.1	—	1	—	(10)	—	3	(6)

Balance at September 30, 2006	135.4	$14	$10,065	$(890)	$58	(34.4)	$(6,716)	$2,531

See Notes to Consolidated Condensed Financial Statements.

Avis Budget Group, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)
1.	Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

Avis Budget Group, Inc. provides car and truck rentals and ancillary services to businesses and consumers in the United States and internationally. The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries (“Avis Budget”), as well as entities in which Avis Budget directly or indirectly has a controlling financial interest (collectively, the “Company”).

The Company operates in the following business segments:
•	Domestic Car Rental—provides car rentals and ancillary products and services to business and leisure travelers in the United States.

•	International Car Rental—provides car rentals and ancillary products and services to business and leisure travelers primarily in Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand.

•	Truck Rental—provides truck rentals and related services to consumers and light commercial users in the United States.
The Company adopted the above segment reporting structure as a result of a reevaluation performed subsequent to the completion of the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) and the sale of Travelport, the companies that comprised the Company’s former travel distribution businesses (“Travelport”), in third quarter 2006, each of which is discussed below.

In connection with the completion of its separation plan, which is discussed in further detail below, the Company’s stockholders approved a change in the Company’s name from Cendant Corporation to Avis Budget Group, Inc. and a 1-for-10 reverse stock split of its common stock, each of which became effective on the New York Stock Exchange at the opening of the market on September 5, 2006, and at that time, the Company’s ticker symbol changed to “CAR.”

In presenting the Consolidated Condensed Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the nine months ended September 30, 2005, the Company has separately disclosed the operating, investing and financing portions of cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. These financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K/A to be filed as soon as practicable.

Discontinued Operations. On January 31, 2005, the Company completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution to the Company’s stockholders of one share of PHH Corporation (“PHH”) common stock per every twenty shares of then outstanding Cendant common stock held on January 19, 2005. In February 2005, the Company completed an initial public offering of Wright Express Corporation, its former fuel card subsidiary, and in October 2005, the Company sold its former Marketing Services division, which was comprised of its individual membership and loyalty/insurance marketing businesses. Also, on July 31, 2006, the Company completed the spin-offs of Realogy and Wyndham, and on August 23, 2006, the Company completed the sale of Travelport for net proceeds of approximately $4.1 billion. The Company recorded a non-cash impairment charge of approximately $1.3 billion in second quarter 2006 to reflect the difference between Travelport’s carrying value and its estimated fair value, less costs to dispose. There was no tax benefit recorded in connection with this charge. During third quarter 2006, the

Company also recorded a pretax loss of $137 million ($510 million, after tax) on the sale of Travelport in connection with certain transaction-specific costs and tax charges the Company could not recognize until the sale was consummated. Upon completion of the spin-off of PHH, the Company’s former mortgage business was not classified as a discontinued operation due to Realogy’s participation in a mortgage origination venture that was established with PHH in connection with the spin-off. However, due to the spin-off of Realogy on July 31, 2006, the Company no longer participates in the venture. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the account balances and activities of Wright Express, PHH, the former Marketing Services division, Realogy, Wyndham and Travelport have been segregated and reported as discontinued operations for all periods presented. Summarized financial data for the aforementioned businesses are provided in Note 2—Discontinued Operations.

Vehicle Programs. The Company presents separately the financial data of its vehicle programs. These programs are distinct from the Company’s other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. Assets under vehicle programs are funded through borrowings under asset-backed funding or other similar arrangements. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company’s vehicle programs. The Company believes it is appropriate to segregate the financial data of its vehicle programs because, ultimately, the source of repayment of such debt is the realization of such assets.

Reverse Stock Split. In connection with the 1-for-10 reverse stock split of the Company’s common stock, all references to common share data in the accompanying Consolidated Condensed Financial Statements and notes have been revised to reflect the reverse stock split.

Restatement and Reclassification. The Company corrected the presentation of prior year vehicle-related revenues and operating expenses to conform to the gross reporting presentation for vehicle licensing and airport concession fees, which was adopted in fourth quarter 2005 and resulted in additional revenues and operating expenses of $97 million and $262 million during the three and nine months ended September 30, 2005, respectively. Such amounts had been previously presented on a net basis. This correction had no effect on previously reported pretax income.

Subsequent to the issuance of the Company’s 2005 financial statements, the Company became aware of errors in the methodology used to allocate purchase price, including the allocation among the three businesses acquired in the March 2001 acquisition of Avis Group Holdings, Inc., which included the Company’s current Avis car rental operations and former fleet leasing and fuel card businesses, which were disposed in first quarter 2005. The Company also concluded that the aggregation of two of the businesses acquired for purposes of testing goodwill impairment under SFAS No. 142, “Goodwill and Intangible Assets” was incorrect.

As a result of correcting these errors, the fleet leasing business was allocated $256 million less goodwill and the fuel card business and Avis were allocated additional goodwill of $141 million and $52 million ($51 million, net of amortization in 2001), respectively. In addition, the fair value of the net assets acquired (excluding goodwill) of the fleet leasing business and Avis increased $39 million and $24 million, respectively. As a result, the total amount of goodwill recorded in the March 2001 acquisition decreased $63 million. The effects of correcting these errors occur in 2001 through 2004 (such periods are not presented herein) and first quarter 2005.

The effects of not aggregating the fleet leasing and fuel card businesses for purposes of testing goodwill impairment and the reallocation of purchase price discussed above are (i) the recognition of impairment charges related to goodwill of the fleet leasing business of $102 million in 2003 and $100 million in 2002 (such periods are not presented herein), (ii) a decrease in the loss on disposal of PHH (which included the fleet leasing business) due to a reduction in PHH's net assets resulting from the impairment charges and reallocation of purchase price and (iii) an increase in the gain on the sale of the fuel card business.

The net impact to earnings of recording these adjustments between the date of the acquisition of Avis Group Holdings, Inc. through the dates of disposition of the fleet and fuel card businesses is $51 million, which is reflected in the accompanying Consolidated Condensed Financial Statements as an increase to goodwill of Avis and to retained earnings as of December 31, 2005. This increase to goodwill for Avis remains on the Company’s Consolidated Condensed Balance Sheet as of September 30, 2006.

The Company also restated income (loss) from discontinued operations for adjustments related to the operations of PHH for the period January 1, 2005 to January 31, 2005, the date the Company completed the spin-off of PHH. These adjustments primarily relate to accounting for mortgage reinsurance premiums and resulted in a decrease of $1 million in the net loss incurred by PHH from January 1, 2005 to January 31, 2005 and a corresponding increase to the loss incurred in connection with the spin-off of PHH. The net effect of the restatement is a $229 million decrease to stockholders' equity at December 31, 2004.

The Company has concluded its review of these matters and believes that all necessary applicable material adjustments have been properly reflected in the accompanying Consolidated Condensed Financial Statements.

In addition, the Company has restated second quarter 2006 income (loss) from disposal of discontinued operations for an error in the determination of the impairment charge related to the sale of Travelport. The effect of this correction is to recognize an additional loss of $300 million on the sale of Travelport in second quarter 2006, with a corresponding decrease in the amount recognized thereafter.

The following table presents certain of the Company’s previously reported balance sheet and income statement data, reclassifications related to the separation, revisions to such data resulting from the restatement and corresponding amounts currently reported.

	As	Effect of			As Restated
	Previously	Discontinued		Effect of	and
	Reported	Operations		Restatement	Reclassified

For the nine months ended September 30, 2005:
Income (loss) from continuing operations	$908	$(910)		$—	$(2)
Gain (loss) on disposal of discontinued operations, net of tax:
PHH valuation and transaction-related charges	(312)	(180	)(b)	207	(285)
Gain on disposal of Wright Express, net of tax	181	—		69	250
	(131)	(180)		276	(35)

Income from discontinued operations, net of tax	28	1,090		1	1,119
Net income	805	—		277	1,082

As of December 31, 2005
Goodwill (a)	12,026	(9,889)		51	2,188
Total assets	34,104	338	(c)	51	34,493
Retained Earnings	5,946	—		51	5,997
Total stockholders’ equity	11,291	—		51	11,342

(a)	The effect of the goodwill restatement was to change goodwill at December 31, 2005 from $1,322 million, $577 million, and $238 million for Domestic Car Rental, International Car Rental and Truck Rental, respectively, to $1,354 million, $591 million and $243 million, respectively.
(b)	Represents the portion of the PHH impairment charge that was allocated to the Company’s former mortgage business, which is classified as a discontinued operation as of third quarter 2006.
(c)	Represents the net increase in deferred tax assets arising from the reclassification of discontinued operations.
Separation Plan

In October 2005, the Company’s Board of Directors approved a plan to separate the Company into four independent, publicly traded companies:
•	Realogy Corporation—encompasses the Company’s former Realogy segment, which is now presented as a discontinued operation.

•	Wyndham Worldwide Corporation—encompasses the Company’s former Hospitality Services and Timeshare Resorts segments, which are now presented as discontinued operations.

•	Travelport—encompasses the Company’s former Travel Distribution Services segment, which is now presented as a discontinued operation.

•	Avis Budget Group, Inc.—encompasses the Company’s current vehicle rental operations.
On July 31, 2006, the Company completed the spin-offs of Realogy and Wyndham in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of then outstanding Cendant common stock held on July 21, 2006. On August 1, 2006, Realogy and Wyndham stock began regular-way trading on the New York Stock Exchange under the symbols “H” and “WYN,” respectively. Prior to the completion of the spin-offs, Avis Budget received special cash dividends of $2,225 million and $1,360 million from Realogy and Wyndham, respectively, and utilized such proceeds to fund a portion of the repayment of its outstanding debt, as discussed below. On April 24, 2006, the Company announced that in addition to continuing to pursue its original plan to spin-off Travelport to its stockholders, the Company would also evaluate opportunities for the sale of such business. On August 23, 2006, the Company completed the sale of Travelport for net proceeds of approximately $4.1 billion, of which approximately $1.8 billion was used to repay indebtedness of Travelport. Pursuant to the Separation and Distribution Agreement among the separating companies, during third quarter 2006, the Company distributed $1,423 million and $760 million of such proceeds to Realogy and Wyndham, respectively.

During the three and nine months ended September 30, 2006, the Company incurred costs of $480 million and $536 million, respectively, in connection with executing the separation plan. Such costs are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Early extinguishment of corporate debt	$313	$313
Stock-based compensation	71	79
Severance and retention	51	65
Insurance	14	14
Asset write-offs	11	19
Legal, accounting and other professional fees	11	34
Other	9	12

	$480	$536

During the three and nine months ended September 30, 2006, the Company also incurred costs within discontinued operations of $183 million and $239 million, respectively, in connection with executing the separation plan. Such costs are primarily related to the accelerated vesting of stock-based compensation awards, severance and retention and professional and consulting fees.

In addition, pursuant to the Separation Agreement, Realogy, Wyndham and Travelport have agreed to assume and retain all of the liabilities primarily related to each of their respective businesses and operations, including litigation primarily related to each of their businesses where the Company is a named party. Realogy and Wyndham have also agreed to assume certain contingent and other corporate liabilities of the Company or its subsidiaries, incurred prior to the disposition of Travelport (see Note 13—Commitments and Contingencies).

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

Also, in connection with its execution of the separation plan, the Company repaid certain corporate and other debt and entered into new financing arrangements (see Note 11—Long-term Debt and Borrowing Arrangements).

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

The Company adopted the provisions of SFAS No. 152 effective January 1, 2006, as required, and recorded an after tax charge of $65 million ($0.64 per diluted share) during the nine months ended September 30, 2006 as a cumulative effect of an accounting change, which consists of a pre tax charge of $105 million representing the deferral of revenue and costs associated with sales of vacation ownership interests that were recognized prior to January 1, 2006, the recognition of certain expenses that were previously deferred and an associated tax benefit of $40 million. There is no continuing impact associated with SFAS No. 152 due to the disposition of the Company's former timeshare business in connections with the spin-off of Wyndham.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and by SFAS No. 123. The Company adopted SFAS No. 123R on January 1, 2006, as required, under the modified prospective application method. Because the Company recorded stock-based compensation expense for all outstanding employee stock awards prior to the adoption of SFAS No. 123R, the adoption of such standard did not have a significant impact on the Company’s results of operations. However, the Company recorded an after tax credit of $1 million during the nine months ended September 30, 2006 as a cumulative effect of an accounting change, which represents the Company’s estimate of total future forfeitures of stock-based awards outstanding as of January 1, 2006 (see Note 15—Stock-Based Compensation for further information).

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company will apply this guidance for the year ended December 31, 2006 and believes that such adoption will have no impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will adopt the provisions of SFAS No. 158 during fourth quarter 2006, as required, and is currently evaluating the impact of such adoption on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and is currently evaluating the impact of such adoption on its financial statements.

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

Summarized statement of operations data for discontinued operations is as follows:

Three Months Ended September 30, 2006

	Marketing
	Services
	Division (a)	Realogy (b)	Wyndham (b)(c)	Travelport (b)(d)	Total
Net revenues	$—	$527	$336	$520	$1,383

Income before income taxes	$—	$77	$88	$35	$200
Provision for income taxes	—	31	182	41	254

Income (loss) from discontinued operations, net of tax	$—	$46	$(94)	$(6)	$(54)

Loss on disposal of discontinued operations	$(5)	$(60)	$(68)	$(137)	$(270)
Provision (benefit) for income taxes	31	(19)	(21)	373	364

Loss on disposal of discontinued operations, net of tax	$(36)	$(41)	$(47)	$(510)	$(634)

(a)	Represent payments made in connection with a guarantee obligation made to the Company’s former Marketing Services division and a tax charge primarily related to state taxes prior to the date of disposition.

(b)	Results are through dates of disposition.

(c)	The provision for income taxes reflects a $158 million charge associated with separating the vacation ownership business from the Company in connection with the spin-off of Wyndham.

(d)	The loss incurred on the disposal of Travelport is subject to revision related to customary post-closing purchase price adjustments and includes a tax charge related to asset basis differences resulting from the 2001 acquisition of a Travelport subsidiary.

Three Months Ended September 30, 2005

		Marketing
	Wright	Services
	Express (a)	Division	Realogy	Wyndham	Travelport	Total
Net revenues	$—	$341	$2,068	$885	$646	$3,940

Income before income taxes	$—	$66	$381	$200	$108	$755
Provision for income taxes	—	23	132	68	39	262

Income from discontinued operations, net of tax	$—	$43	$249	$132	$69	$493

Gain on disposal of discontinued operations	$5	$—	$—	$—	$—	$5
Provision for income taxes	2	—	—	—	—	2

Gain on disposal of discontinued operations, net of tax	$3	$—	$—	$—	$—	$3

(a)	Represents payments received from Wright Express in connection with a tax receivable agreement pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. Pursuant to the Separation Agreement, the Company began to distribute all such payments received from Wright Express to Realogy and Wyndham following the separation.
Nine Months Ended September 30, 2006

		Marketing
	Wright	Services
	Express (a)	Division (b)	Realogy (c)	Wyndham(c)(d)	Travelport (c)(e)	Total
Net revenues	$—	$—	$3,856	$2,052	$1,859	$7,767

Income before income taxes	$—	$—	$445	$377	$170	$992
Provision for income taxes	—	—	172	288	54	514

Income from discontinued operations, net of tax	$—	$—	$273	$89	$116	$478

Gain (loss) on disposal of discontinued operations	$9	$(15)	$(74)	$(83)	$(1,463)	$(1,626)
Provision (benefit) for income taxes	3	27	(22)	(25)	347	330

Gain (loss) on disposal of discontinued operations, net of tax	$6	$(42)	$(52)	$(58)	$(1,810)	$(1,956)

(a)	Represents payments received from Wright Express in connection with a tax receivable agreement. See above for further information.

(b)	Represent payments in connection with a guarantee obligation made to the Company’s former Marketing Services division and a tax charge primarily related to state taxes prior to the date of disposition.

(c)	Results are through dates of disposition.

(d)	The provision for income taxes reflects a $158 million charge associated with separating the vacation ownership business from the Company in connection with the spin-off of Wyndham.

(e)	The loss incurred on the disposal of Travelport includes a $1.3 billion impairment charge reflecting the difference between Travelport’s carrying value and its estimated fair value and a tax charge related to asset basis differences resulting from the 2001 acquisition of a Travelport subsidiary. The loss is subject to revision related to customary post-closing purchase price adjustments.

Nine Months Ended September 30, 2005

	Wright		Marketing
	Express (a)	PHH (a)(b)	Services
	(Restated)	(Restated)	Division	Realogy
Net revenues	$29	$180	$1,011	$5,520

Income (loss) before income taxes	$(7)	$2	$86	$885
Provision (benefit) for income taxes	(3)	25	33	306

Income (loss) from discontinued operations, net of tax	$(4)	$(23)	$53	$579

Gain (loss) on disposal of discontinued operations	$580	$(285)	$—	$—
Provision for income taxes	330	—	—	—

Gain (loss) on disposal of discontinued operations, net of tax	$250	$(285)	$—	$—

	Wyndham	Travelport	Total
Net revenues	$2,452	$1,858	$11,050

Income before income taxes	$490	$266	$1,722
Provision for income taxes	113	129	603

Income from discontinued operations, net of tax	$377	$137	$1,119

Gain (loss) on disposal of discontinued operations	$—	$—	$295
Provision for income taxes	—	—	330

Gain (loss) on disposal of discontinued operations, net of tax	$—	$—	$(35)

(a)	Results are through the dates of disposition.

(b)	Consists primarily of a non-cash impairment charge representing the difference between PHH’s carrying value and PHH’s initial market value, as determined by the average trading price of PHH common stock on February 1, 2005. There were no tax benefits recorded in connection with this charge, as such charge is not tax deductible. The provision for income taxes reflects a $24 million charge associated with separating the appraisal business from the Company in connection with the PHH spin-off.
Summarized balance sheet data as of December 31, 2005 for discontinued operations are as follows:

	Realogy	Wyndham	Travelport	Total
Assets of discontinued operations:
Current assets	$330	$917	$676	$1,923
Property and equipment, net	321	422	533	1,276
Goodwill	3,163	2,638	4,088	9,889
Other assets	1,647	4,133	1,644	7,424

Total assets of discontinued operations	$5,461	$8,110	$6,941	$20,512

Liabilities of discontinued operations:
Current liabilities	$656	$940	$860	$2,456
Other liabilities	809	3,266	732	4,807

Total liabilities of discontinued operations (a)	$1,465	$4,206	$1,592	$7,263

(a)	The Travelport balance as of December 31, 2005 includes $350 million under the Company’s former $2.0 billion revolving credit facility, as Travelport was the primary obligor for such borrowings.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
				2005
	2006	2005	2006	(Restated)
Income (loss) from continuing operations	$(325)	$3	$(455)	$(2)
Income (loss) from discontinued operations	(54)	493	478	1,119
Gain (loss) on disposal of discontinued operations	(634)	3	(1,956)	(35)
Cumulative effect of accounting changes	—	—	(64)	—

Net income (loss)	$(1,013)	$499	$(1,997)	$1,082

Basic weighted average shares outstanding	100.6	103.7	100.5	104.7
Stock options, warrants and restricted stock units (*)	0.6	2.0	0.8	2.2

Diluted weighted average shares outstanding	101.2	105.7	101.3	106.9

Earnings per share:
Basic
Income (loss) from continuing operations	$(3.23)	$0.03	$(4.53)	$(0.02)
Income (loss) from discontinued operations	(0.54)	4.75	4.76	10.69
Gain (loss) on disposal of discontinued operations	(6.30)	0.03	(19.48)	(0.34)
Cumulative effect of accounting changes	—	—	(0.63)	—

Net income (loss)	$(10.07)	$4.81	$(19.88)	$10.33

Diluted
Income (loss) from continuing operations	$(3.23)	$0.03	$(4.53)	$(0.02)
Income (loss) from discontinued operations	(0.54)	4.66	4.76	10.69
Gain (loss) on disposal of discontinued operations	(6.30)	0.03	(19.48)	(0.34)
Cumulative effect of accounting changes	—	—	(0.63)	—

Net income (loss)	$(10.07)	$4.72	$(19.88)	$10.33

(*)	Excludes restricted stock units for which performance-based vesting criteria have not been achieved. Also does not reflect (i) 8.6 million and 3.8 million outstanding common stock options that were antidilutive during the three months ended September 30, 2006 and 2005, respectively, (ii) 8.4 million and 3.8 million outstanding common stock options that were antidilutive during the nine months ended September 30, 2006 and 2005, respectively and (iii) 0.2 million outstanding warrants during the three and nine months ended September 30, 2006 that were antidilutive. The increase in the number of antidilutive options for the three months ended September 30, 2006 represents approximately 4.8 million options that became “out-of-the-money” as a result of a decrease in the average stock price between the three months ended September 30, 2006 ($19.83) and the three months ended September 30, 2005 ($27.90). The increase in the number of antidilutive options for the nine months ended September 30, 2006 represents approximately 4.6 million options that became “out-of-the-money” as a result of a decrease in the average stock price between the nine months ended September 30, 2006 ($21.37) and the nine months ended September 30, 2005 ($28.21). The weighted average exercise price for antidilutive options for the three months ended September 30, 2006 and 2005 was $31.72 and $38.76, respectively. The weighted average exercise price for antidilutive options for the nine months ended September 30, 2006 and 2005 was $32.58 and $38.78, respectively. The weighted average exercise price for antidilutive warrants at September 30, 2006 was $31.95.
4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Condensed Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Condensed Statements of Operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded as adjustments to the purchase price or as expenses, as appropriate.

During the nine months ended September 30, 2006, the Company acquired fifteen licensees for $18 million in cash, resulting in trademark intangible assets of $15 million. These acquisitions were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

5.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2006			As of December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets
Franchise agreements	$76	$16	$60	$76	$14	$62
Customer lists	19	5	14	20	6	14
Other	2	1	1	2	1	1

	$97	$22	$75	$98	$21	$77

Unamortized Intangible Assets
Goodwill	$2,194			$2,188

Trademarks	$667			$654

The changes in the carrying amount of goodwill are as follows:

		Adjustments
		to Goodwill
	Balance at	Acquired	Balance at
	January 1,	during	September 30,
	2006	2005 (a)	2006
Domestic Car Rental	$1,354	$1	$1,355
International Car Rental	591	5	596
Truck Rental	243	—	243

	$2,188	$6	$2,194

(a)	Primarily relates to tax adjustments on the acquisition of Budget licensees (August 2005 and forward).

Amortization expense relating to all intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Franchise agreements	$1	$1	$2	$2
Customer lists	—	—	1	1

Total	$1	$1	$3	$3

Based on the Company’s amortizable intangible assets at September 30, 2006, the Company expects amortization expense of less than $1 million for the remainder of 2006 and approximately $3 million for each of the five succeeding fiscal years thereafter.

6.	Restructuring Charges

During the nine months ended September 30, 2005, the Company recorded $26 million of restructuring charges as a result of activities undertaken following the PHH spin-off and the IPO of Wright Express. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction include the closure of a call center and field locations of the Company’s truck rental business and reductions in staff within the Company’s corporate functions. The remaining liability relating to these actions was $1 million and $6 million at September 30, 2006 and December 31, 2005, respectively, and primarily relates to obligations under terminated leases.

7.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	September 30,	December 31,
	2006	2005
Rental vehicles	$8,284	$8,247
Vehicles held for sale	230	165

	8,514	8,412
Less: Accumulated depreciation	(979)	(903)

Total investment in vehicles, net	$7,535	$7,509

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Depreciation expense	$364	$330	$1,027	$863
Lease charges	12	16	41	51
(Gain) loss on sales of vehicles, net	7	(5)	9	(15)

	$383	$341	$1,077	$899

During the three and nine months ended September 30, 2006, vehicle interest, net on the accompanying Consolidated Condensed Statements of Operations excludes $35 million and $65 million, respectively, of interest expense related to $1,875 million of fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC subsidiary. Such interest is recorded within interest related to corporate debt, net on the accompanying Consolidated Condensed Statements of Operations.

8.	Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2006 is 32.0%. Such rate differs from the Federal statutory rate of 35.0% primarily due to the non-deductibility of certain separation related costs. In addition, the Company established a valuation allowance related to state deferred tax assets resulting from the restructuring of the consolidated income tax group.

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2005 reflects the non-deductibility of certain executive compensation expenses.

9.	Other Current Assets

Other current assets consisted of:

	As of	As of
	September 30,	December 31,
	2006	2005
Receivables from Realogy and Wyndham (a)	$961	$—
Prepaid expenses	143	173
Other	97	46

	$1,201	$219

(a)	The amounts at September 30, 2006 represent receivables due from Realogy and Wyndham recorded during third quarter 2006 related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2006	2005
Income taxes payable	$580	$776
Accrued payroll and related	262	279
Accounts payable	238	152
Accrued disposition costs	201	145
Accrued legal settlements	157	313
Accrued advertising and marketing	73	66
Accrued interest	58	119
Acquisition and integration-related	21	22
Other	384	415

	$1,974	$2,287

11.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

		As of	As of
	Maturity	September 30,	December 31,
	Date	2006	2005
Corporate debt:
6 7/8% notes (a)	August 2006	$—	$850
4.89% notes (a)	August 2006	—	100
6 1/4% notes (b)	January 2008	—	798
6 1/4% notes (b)	March 2010	—	349
7 3/8% notes (b)	January 2013	—	1,192
7 1/8% notes (b)	March 2015	—	250
Revolver borrowings		—	7
Net hedging losses (c)		—	(47)

		—	3,499

Avis Budget Car Rental, LLC corporate debt:
Floating rate term loan (d)	April 2012	856	—
Floating rate notes (d)	May 2014	250	—
7 5/8% notes (d)	May 2014	375	—
7 3/4% notes (d)	May 2016	375	—

		1,856	—

Other		10	9

Total long-term debt		1,866	3,508
Less: Current portion (e)		32	975

Long-term debt		$1,834	$2,533

(a)	During third quarter 2006, the Company repaid an aggregate principal amount of $950 million due in August 2006 under the 6 7/8% and 4.89% notes.

(b)	In connection with the execution of its separation plan, during July 2006, the Company completed a tender offer for $2.6 billion of its corporate debt by redeeming approximately $2.5 billion aggregate principal amount of its 6 1/4% notes due in January 2008 and March 2010, 7 3/8% notes due in January 2013 and 7 1/8% notes due in March 2015 for cash of approximately $2.9 billion, including accrued interest. The Company redeemed the remaining portion of such corporate debt in third quarter 2006. In connection with such debt extinguishment, the Company recorded a pretax charge of $313 million during third quarter 2006.

(c)	As of December 31, 2005, the balance represents $153 million of net mark-to-market adjustments on current interest rate hedges, partially offset by $106 million of net gains resulting from the termination of interest rate hedges. As discussed above, the Company repaid all of the outstanding debt associated with these derivatives and retired all such derivatives during third quarter 2006.

(d)	In connection with the execution of the Company’s separation plan, Avis Budget Car Rental, LLC, the parent company of the Company’s vehicle rental operations, borrowed $1,875 million in April 2006, which consisted of (i) $1,000 million of unsecured fixed rate notes and floating rate notes and (ii) an $875 million secured floating rate term loan under a credit facility. The floating rate term loan and floating rate notes bear interest at three month LIBOR plus 125 basis points and three month LIBOR plus 250 basis points, respectively.

(e)	The balance as of September 30, 2006 primarily consists of $25.3 million of the $856 million floating rate term loan. The balance as of December 31, 2005 includes $850 million and $100 million of the outstanding borrowings under the Company’s 6 7/8% and 4.89% notes, respectively.
At September 30, 2006, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$413	$1,087
Letter of credit facility (b)	303	—	303	—

(a)	This secured revolving credit facility was entered into by Avis Budget Car Rental, LLC in April 2006, has a five year term and currently bears interest at one month LIBOR plus 125 basis points.

(b)	Final maturity date is July 2010.
12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of	As of
	September 30,	December 31,
	2006	2005
Debt due to Avis Budget Rental Car Funding (a)	$5,057	$6,957
Budget Truck financing:
HFS Truck Funding program	50	149
Budget Truck Funding program	148	—
Capital leases (b)	269	370
Other (c)	539	433

	$6,063	$7,909

(a)	The change in the balance at September 30, 2006 principally reflects the payment of vehicle-backed notes with a portion of the proceeds from the issuance of $1,875 million of fixed and floating rate notes by Avis Budget Car Rental, LLC in April 2006. (See Note 11—Long-term Debt and Borrowing Arrangements).

(b)	The change in the balance at September 30, 2006 primarily reflects a $57 million repurchase of vehicles by lessors who elected to terminate leases early in connection with Cendant's separation.

(c)	The change in the balance at September 30, 2006 primarily reflects incremental borrowings under the Company’s bank loan and commercial paper conduit facilities to support the acquisition of vehicles in its international operations.
The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at September 30, 2006:

	Vehicle-
	Backed	Capital
	Debt	Leases	Total
Within 1 year	$1,124	$53	$1,177
Between 1 and 2 years	1,775	117	1,892
Between 2 and 3 years	848	83	931
Between 3 and 4 years	815	16	831
Between 4 and 5 years	600	—	600
Thereafter	632	—	632

	$5,794	$269	$6,063

As of September 30, 2006, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,832	$5,057	$1,775
Budget Truck financing:
HFS Truck Funding program (c)	50	50	—
Budget Truck Funding program (d)	200	148	52
Capital leases (e)	269	269	—
Other (f)	867	539	328

	$8,218	$6,063	$2,155

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $7.2 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.

(c)	The outstanding debt is collateralized by $50 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by $149 million of underlying vehicles and related assets.

(e)	In connection with these capital leases, there are corresponding unamortized assets of $269 million classified within vehicles, net on the Company’s Consolidated Condensed Balance Sheet as of September 30, 2006.

(f)	The outstanding debt is collateralized by $768 million of underlying vehicles and related assets.
Certain of the Company’s debt instruments and credit facilities related to its vehicle programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At September 30, 2006, the Company was in compliance with all financial covenants of its debt instruments and credit facilities related to vehicle programs.

13.	Commitments and Contingencies

Contingencies

The Internal Revenue Service (“IRS”) is currently examining the Company’s taxable years 1998 through 2002. Over the course of this audit the Company has responded to various requests for information, primarily focused on the 1999 statutory merger of the Company’s former fleet business; the calculation of the stock basis in the 1999 sale of a Company subsidiary; and the deductibility of a portion of the expenses associated with the Company’s shareholder class action litigation. The Company agrees with the IRS’s proposed assessments on all issues affecting the 1998 to 2002 examination period except for the shareholder litigation. The Company is adequately reserved for all proposed assessments issued by the IRS during the 1998 to 2002 examination period. The Company believes it has a strong legal basis for its position related to the shareholder litigation, which is supported by a tax opinion from external counsel. Thus, the Company believes it will prevail on the issue upon further review by the IRS or litigation, if necessary.

The Company believes that its accruals for tax liabilities outlined in the Separation and Distribution Agreement are adequate for all remaining open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities.

Based on the results of an audit or litigation related to these matters, a material effect on the Company’s net income or cash flows in the period or periods for which that determination is made could result. However, as discussed below, the Company has been indemnified for these matters by Realogy and Wyndham.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $45 million recorded on its Consolidated Condensed Balance Sheet as of September 30, 2006 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of any unresolved proceedings. Pursuant to the Separation Agreement, Realogy and Wyndham have assumed all liabilities related to this litigation as described below.

In connection with the spin-offs of Realogy and Wyndham, the Company entered into the Separation Agreement pursuant to which Realogy assumed 62.5% and Wyndham assumed 37.5% of certain contingent and other corporate liabilities of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the separation of Travelport from the Company (“Assumed Liabilities”). Realogy is entitled to receive 62.5% and Wyndham is entitled to receive 37.5% of the proceeds (or, in certain cases, a portion thereof) from certain contingent corporate assets of the Company, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, arising or accrued on or prior to the separation of Travelport from the Company (“Assumed Assets”). Additionally, if Realogy or Wyndham were to default on its payment of costs or expenses to the Company related to any Assumed Liability, the Company would be responsible for 50% of the defaulting party’s obligation. In such event, the Company would be allowed to use the defaulting party’s share of the proceeds of any Assumed Assets as a right of offset. Realogy and Wyndham have also agreed to guarantee each other’s as well as the Company’s obligation under each entity’s deferred compensation plans for amounts deferred in respect of 2005 and earlier years.

The Company does not believe that the impact of any unresolved proceedings constituting an Assumed Liability related to the CUC accounting irregularities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities as well as other liabilities related to the Company’s litigation that is not related to its vehicle rental operations, as discussed and further described above. Such litigation assumed by Realogy and Wyndham includes litigation which was retained by the Company in connection with the sale of its former Marketing Services division and a dispute regarding expenses related to a settled breach of contract claim.

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

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $9.3 billion of vehicles from these manufacturers over the next two years. These commitments are subject to the vehicle manufacturers’ satisfying their obligations to repurchase vehicles from the Company under the relevant repurchase agreements. The Company’s featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles under repurchase programs.

Concentrations

Concentrations of credit risk at September 30, 2006 include (i) risks related to the Company’s repurchase agreements with General Motors Corporation and Ford Motor Company with respect to program cars that were sold and returned to the car manufacturers but for which the Company has not yet received payment and (ii) receivables from Realogy and Wyndham of $576 million and $385 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation.

14.	Stockholders’ Equity

Dividends

During the nine months ended September 30, 2006 and 2005, the Company paid cash dividends of $113 million and $309 million, respectively. On July 31, 2006, the Company distributed to its stockholders a $6.9 billion non-cash dividend representing the aggregate equity of Realogy and Wyndham.

Share Repurchases

During the nine months ended September 30, 2006, the Company used $221 million of available cash and $22 million of proceeds primarily received in connection with option exercises to repurchase $243 million of its common stock. During the nine months ended September 30, 2005, the Company used $790 million of available cash and $228 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.0 billion of its common stock. All such repurchases occurred prior to the completion of the Company’s separation plan.

Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains on	Pension	Other
	Translation	Cash Flow	Liability	Comprehensive
	Adjustments	Hedges	Adjustment	Income
Balance, January 1, 2006	$77	$43	$(80)	$40
Effect of dispositions	(223)	—	46	(177)
Current period change	202	(12)	5	195

Balance, September 30, 2006	$56	$31	$(29)	$58

15.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards. The Company recorded pretax stock-based compensation expense of $77 million and $5 million ($47 million and $3 million, after tax) during third quarter 2006 and 2005, respectively, and $92 million and $15 million ($57 million and $9 million, after tax) during the nine months ended September 30, 2006 and 2005, respectively, related to employee stock awards that were granted or modified by the Company. The expense recorded in the three and nine months ended September 30, 2006 includes a pretax charge of $71 million and $79 million, respectively, primarily related to the accelerated vesting of previously outstanding restricted stock units (“RSUs”) and equitable adjustments related to previously outstanding stock options, as a result of the separation of the Company. The expense recorded in the nine months ended September 30, 2005 includes $5 million related to the accelerated vesting of restricted stock units of individuals terminated in connection with the Company’s 2005 restructuring initiatives (see Note 6—Restructuring Charges). Such pretax stock-based compensation expense is recorded within general and administrative expenses on the accompanying Consolidated Condensed Statements of Operations except amounts incurred in connection with the 2006 accelerated vesting of RSUs and stock options related to the Company’s separation (which are recorded within the separation costs line item) and the 2005 restructuring-related charge (which is recorded in the restructuring charges line item).

The Company also recorded pretax stock-based compensation expense of $107 million and $16 million ($66 million and $10 million, after tax) during third quarter 2006 and 2005, respectively, and $140 million and $44 million ($86 million and $27 million, after tax) during the nine months ended September 30, 2006 and 2005, respectively, within discontinued operations. The expense recorded in the three and nine months ended September 30, 2006 includes a pretax charge of $104 million, primarily related to the accelerated vesting of previously outstanding RSUs and equitable adjustments related to previously outstanding stock options, as a result of the separation of the Company.

The activity related to the Company’s RSU and stock option plans consisted of (in thousands of shares):

	Nine Months Ended September 30, 2006
	RSUs		Options
				Weighted
		Weighted		Average
	Number	Average	Number	Exercise
	of RSUs (c)	Grant Price	of Options (d)	Price (e)
Balance at January 1, 2006	2,299	$ *	12,890	$27.12
Granted at fair market value	1,773	24.40	—	—
Vested/exercised (a)	(1,129)	*	(388)	15.58
Cancelled	(1,182)	*	(766)	30.65

Balance at September 30, 2006 (b)	1,761	$24.40	11,736	$27.27

*	Not meaningful due to the impact of the separation on the weighted average grant price of RSUs.

(a)	Stock options exercised during the nine months ended September 30, 2006 had an intrinsic value of approximately $22 million.

(b)	As of September 30, 2006, the Company’s outstanding “in-the-money” stock options and RSUs had aggregate intrinsic value of $17 million and $32 million, respectively. Aggregate unrecognized compensation expense related to outstanding stock options and RSUs amounted to $39 million as of September 30, 2006. As of September 30, 2006 the Company had approximately 3.2 million, 0.4 million, 4.7 million and 3.4 million outstanding stock options with exercise prices less than or equal to $20.00, $20.01 to $25.00, $25.01 to $30.00 and $30.01 and above, respectively.

(c)	As a result of the separation, approximately 1.2 million RSUs were cancelled during third quarter 2006. Also as a result of the Company’s separation, approximately 1.1 million RSUs vested and converted into shares of Avis Budget common stock, Realogy common stock and Wyndham common stock.

(d)	All options outstanding as of September 30, 2006 are exercisable and have a weighted average remaining contractual life of 2.7 years.

(e)	As a result of a decrease in the price of the Company’s common stock following the spin-offs of Realogy and Wyndham on July 31, 2006, the exercise price of each option was adjusted downward by a proportionate value. Such amounts were then revised to reflect the one-for-ten reverse stock split, which became effective on September 5, 2006.

16.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-vehicle related depreciation and amortization, interest related to corporate debt and income taxes. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended September 30,
	2006		2005
	Revenues	EBITDA	Revenues	EBITDA
Domestic Car Rental	$1,190	$57	$1,169	$91
International Car Rental	222	44	192	41
Truck Rental	141	20	169	41

Total Reportable Segments	1,553	121	1,530	173
Corporate and Other (a)	13	(194)	17	(73)

Total Company	$1,566	(73)	$1,547	100

Less: Non-vehicle related depreciation and amortization		25		31
Interest expense related to corporate debt, net (b)		363		61

Income (loss) before income taxes		$(461)		$8

	Nine Months Ended September 30,
	2006		2005
	Revenues	EBITDA	Revenues	EBITDA
Domestic Car Rental	$3,366	$160	$3,100	$212
International Car Rental	574	86	488	87
Truck Rental	371	40	419	68

Total Reportable Segments	4,311	286	4,007	367
Corporate and Other (a)	47	(355)	68	(169)

Total Company	$4,358	(69)	$4,075	198

Less: Non-vehicle related depreciation and amortization		81		87
Interest expense related to corporate debt, net (b)		519		106

Income (loss) before income taxes		$(669)		$5

(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. Additionally, the nine months ended September 30, 2005 includes a gain of $18 million on the sale of Homestore, Inc. common stock.

(b)	The amounts in the three and nine months ended September 30, 2006 include a $313 million charge related to the early extinguishment of corporate debt. The 2005 amount includes the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.
Segment assets exclusive of assets under vehicle programs amounted to $3,561 million, $893 million and $534 million and assets under vehicle programs amounted to $7,217 million, $771 million and $512 million for Domestic Car Rental, International Car Rental and Truck Rental, respectively, at December 31, 2005. Since December 31, 2005, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment, for which assets under vehicle programs amounted to approximately $6.9 billion at September 30, 2006.

17.	Subsequent Events

On October 26, 2006, the Company announced that it will restructure the management and operations of its Budget Truck Rental subsidiary to realign the business for greater operational efficiency. These restructuring activities are targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction include the closure of the Budget Truck Rental headquarters and other facilities and reductions in staff. The Company expects to record a pretax charge of approximately $10 to $12 million in fourth quarter 2006 in connection with this initiative.
*     *     *     *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2006. As discussed in Note 1 to the Consolidated Condensed Financial Statements, our financial statements for 2005, 2004 and 2003 included in our 2005 Form 10-K will be restated by amendment as soon as practicable. Amounts presented herein reflect such restatement. Unless otherwise noted, all dollar amounts are in millions.
Upon completion of the spin-offs of Realogy Corporation and Wyndham Worldwide Corporation on July 31, 2006 and the sale of Travelport on August 23, 2006, our continuing operations consist primarily of Avis Budget Car Rental, LLC. which provides car and truck rentals and ancillary services to businesses and consumers in the United States and internationally.
We operate in the following business segments:
•	Domestic Car Rental—provides car rentals and ancillary products and services to business and leisure travelers in the United States.

•	International Car Rental—provides car rentals and ancillary products and services to business and leisure travelers primarily in Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand.

•	Truck Rental—provides truck rentals and related services to consumers and light commercial users in the United States.
In October 2005, our Board of Directors approved a plan to separate Cendant into four independent, publicly-traded companies:
•	Realogy Corporation—encompasses our former Realogy segment, which is now presented as a discontinued operation.

•	Wyndham Worldwide Corporation—encompasses our former Hospitality Services and Timeshare Resorts segments, which are now presented as discontinued operations.

•	Travelport—encompasses our former Travel Distribution Services segment, which is now presented as a discontinued operation.

•	Avis Budget Group, Inc.—encompasses our current vehicle rental operations.
On July 31, 2006, we completed the spin-offs of Realogy Corporation and Wyndham Worldwide Corporation in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of then outstanding Cendant common stock held on July 21, 2006. On August 1, 2006, Realogy and Wyndham stock began regular-way trading on the New York Stock Exchange under the symbols “H” and “WYN,” respectively. Prior to the completion of the spin-offs, we received special cash dividends of $2,225 million and $1,360 million from Realogy and Wyndham, respectively, and utilized such proceeds to fund a portion of the repayment of our outstanding debt, as discussed below. On April 24, 2006, we announced that in addition to continuing to pursue our original plan to spin-off Travelport to our stockholders, we would also evaluate opportunities for the sale of such business. On August 23, 2006, we completed the sale of Travelport for net proceeds of approximately $4.1 billion, of which approximately $1.8 billion was used to repay indebtedness of Travelport. Pursuant to the Separation and Distribution Agreement, during third quarter 2006, we distributed $1,423 million and $760 million of such proceeds to Realogy and Wyndham, respectively. During the three and nine months ended September 30, 2006, we incurred costs of $480 million and $536 million, respectively, in connection with executing our separation plan, consisting primarily of costs associated with the retirement of corporate debt, legal, accounting and other professional and consulting fees and various employee costs.
Also, in connection with our execution of the separation plan, we have repaid certain corporate and other debt and have entered into new financing arrangements, including (i) the completion of $1,875 million of fixed and floating rate financing by Avis Budget Car Rental, LLC, the parent company of our vehicle rental subsidiaries, (ii) the establishment of a $1.5 billion revolving credit facility by Avis Budget Car Rental, LLC, (iii) the completion of a tender offer for $2.6 billion of our corporate debt by repurchasing approximately $2.5 billion outstanding aggregate principal amount of our 6 1/4% notes due in January 2008 and March 2010, 7 3/8% notes due in January 2013 and 7 1/8% notes due in March 2015 and the subsequent redemption of the untendered portion of such debt and (iv) the repayment of aggregate principal of $950 million due in August 2006 under our 6 7/8% and 4.89% notes. As a result of the spin-offs of Realogy and Wyndham, we repaid outstanding borrowings of $560 million (including $265 million which was recorded within discontinued operations) and $600 million under our former $2.0 billion revolving credit facility and asset-linked facility, respectively, and terminated these facilities during July 2006.
In connection with the separation, we entered tax sharing and indemnification agreements with Realogy and Wyndham and a transition services agreement with Realogy, Wyndham and Travelport.

On August 29, 2006, our stockholders approved a change in our name from Cendant Corporation to Avis Budget Group, Inc. and a 1-for-10 reverse stock split of our common stock, each of which became effective on the New York Stock Exchange at the opening of the market on September 5, 2006 and, at that time, our ticker symbol changed to ‘‘CAR’’.
RESULTS OF OPERATIONS
Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. Generally accepted accounting principles require us to segregate and report as discontinued operations, for all periods presented, the account balances and activities of PHH, Wright Express, our former Marketing Services division, Realogy, Wyndham and Travelport. Previously, we could not classify our former mortgage business as a discontinued operation due to Realogy’s participation in a mortgage origination venture that was established with PHH in connection with our January 2005 spin-off of PHH. However, due to the spin-off of Realogy on July 31, 2006, this business has been classified as a discontinued operation in third quarter 2006.
The reportable segments presented below represent our operating segments for which separate financial information is available and is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, non-vehicle related interest and income taxes. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.
THREE MONTHS ENDED SEPTEMBER 30, 2006 VS. THREE MONTHS ENDED SEPTEMBER 30, 2005
Our consolidated results of operations comprised the following:

	Three Months Ended September 30,
	2006	2005	Change

Net revenues	$1,566	$1,547	$19
Total expenses	2,027	1,539	488

Income (loss) before income taxes	(461)	8	(469)
Provision (benefit) for income taxes	(136)	5	(141)

Income (loss) from continuing operations	(325)	3	(328)
Income (loss) from discontinued operations, net of tax	(54)	493	(547)
Gain (loss) on disposal of discontinued operations, net of tax	(634)	3	(637)

Net income (loss)	$(1,013)	$499	$(1,512)

During third quarter 2006, net revenues increased $19 million (1%) compared to third quarter 2005. Such change principally reflects an increase in time and mileage (“T&M”) revenue within our car rental operations due to a 5% increase in T&M revenue per day and an increase in ancillary revenues from insurance and other items. These increases were partially offset by a decrease in T&M revenue within our Truck Rental segment due to decreases in rental days and T&M revenue per day of 16% and 4%, respectively.
Total expenses increased $488 million (32%), principally reflecting separation-related charges of $480 million we incurred during 2006 and increased fleet depreciation and lease charges resulting from higher per unit fleet costs. The separation charges relate primarily to the early extinguishment of debt, stock-based compensation, severance and retention and legal, accounting and other professional fees. Selling, general and administrative expenses for third quarter 2006 and 2005 include unallocated corporate expenses related to the discontinued operations treatment of our former subsidiaries. We do not expect to incur the majority of these corporate costs going forward.
During third quarter 2006, we recorded a tax benefit of $136 million related to the pretax loss we incurred for the same period. As a result of these items, our income from continuing operations decreased $328 million.
Income from discontinued operations decreased $547 million, which primarily reflects (i) a decrease of $429 million in net income generated by Realogy and Wyndham in third quarter 2006 (during 2006, these businesses were included in our results through July 31, 2006, the date of disposition, but these businesses were included in our results for the full third quarter in 2005), (ii) the absence in 2006 of net income of $43 million related to our former Marketing Services division (this business was disposed in fourth quarter 2005) and (iii) a decrease of $75 million in net income generated by Travelport during third quarter 2006 (this business was included in our 2006 results through August 23, 2006, the date of disposition, but was included for the full third quarter of 2005).

The net loss we recognized on the disposal of discontinued operations increased $637 million quarter-over-quarter primarily due to certain transaction-specific costs and tax charges related to the disposition of Travelport, which we could not recognize until the sale was consummated in third quarter 2006 and costs incurred in connection with the spin-offs of Realogy and Wyndham.
As a result of the above-mentioned items, net income decreased approximately $1.5 billion.
Following is a discussion of the results of each of our reportable segments during third quarter:

	Revenues			EBITDA
			%			%
	2006	2005	Change	2006	2005	Change
Domestic Car Rental	$1,190	$1,169	2	$57	$91	(37)
International Car Rental	222	192	16	44	41	7
Truck Rental	141	169	(17)	20	41	(51)

Total Reportable Segments	1,553	1,530	2	121	173	(30)
Corporate and Other (a)	13	17	*	(194)	(73)

Total Company	$1,566	$1,547	1	(73)	100

Less: Non-vehicle related depreciation and amortization				25	31
Interest expense related to corporate debt, net (b)				363	61

Income (loss) before income taxes				$(461)	$8

(*)	Not meaningful.

(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non- strategic businesses.

(b)	The amount in 2006 includes a $313 million charge related to the early extinguishment of corporate debt.
Domestic Car Rental
Revenues increased $21 million (2%) while EBITDA decreased $34 million (37%) in third quarter 2006 compared with third quarter 2005. We achieved higher car rental pricing during 2006; however, EBITDA margin comparisons were negatively impacted by higher fleet and interest costs and costs we incurred in connection with our separation.
The revenue increase of $21 million was comprised of an $18 million (2%) increase in T&M revenue and a $3 million (1%) increase in ancillary revenues. The increase in T&M revenue reflected a 5% increase in T&M revenue per day partially offset by a 3% decrease in the number of days a car was rented, due to a year-over-year decline in domestic enplanements. We expect to realize continuing year-over-year price increases for the remainder of 2006 as we seek to offset the impact of higher fleet costs and interest rates, which we began to experience in the second half of 2005. Despite a 3% decrease in the average size of our domestic rental fleet, fleet depreciation and lease charges increased $26 million (9%) in 2006 due to increased per-unit fleet costs for model-year 2006 vehicles compared to model-year 2005 vehicles. We incurred $5 million of additional vehicle-related interest expense in third quarter 2006 compared to third quarter 2005, which reflects higher interest rates and the absence of $8 million of intercompany interest earned in 2005, partially offset by a reduction in vehicle-related debt.
EBITDA from our domestic car rental operations also reflects (i) $24 million of higher operating expenses primarily due to increased vehicle maintenance and damage costs, (ii) $16 million of separation-related charges we incurred during 2006 primarily related to the accelerated vesting of stock-based compensation awards, (iii) $11 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other costs and (iv) $10 million of additional expenses associated with higher gasoline costs. These cost increases were partially offset by (i) a $13 million decrease in public liability and property damage costs reflecting more favorable claims experience, (ii) the absence of $10 million of litigation expense incurred in 2005 resulting from the settlement of an ongoing dispute with licensees of our Avis brand arising out of our acquisition of the Budget business in 2002, (iii) the absence of $9 million of expenses relating to the estimated damages caused by the hurricanes experienced in the Gulf Coast in September 2005 and (iv) a $6 million reduction in incentive compensation expenses.
International Car Rental
Revenues and EBITDA increased $30 million (16%) and $3 million (7%), respectively, in third quarter 2006 compared with third quarter 2005, primarily due to increased car rental pricing and higher demand for car rentals, as well as the impact on our 2006 results of franchisees acquired during or subsequent to third quarter 2005, as discussed below. However, third quarter 2006 EBITDA margin comparisons were negatively impacted by higher fleet and interest costs.

The revenue increase of $30 million was comprised of a $20 million (15%) increase in car rental T&M revenue and a $10 million (20%) increase in ancillary revenues primarily due to an increase in counter sales of insurance and other items. The increase in T&M revenue was principally driven by a 12% increase in the number of days a car was rented and a 3% increase in T&M revenue per day. The favorable effect of incremental T&M revenues was partially offset in EBITDA by $12 million (27%) of increased fleet depreciation, interest and lease charges principally resulting from an increase of 12% in the average size of our international rental fleet and increased per-unit fleet costs.
EBITDA also reflects (i) $12 million of higher operating expenses primarily due to increased car rental volume and fleet size, including vehicle maintenance and damage costs and (ii) $4 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other costs. The increases discussed above include $19 million of revenue and $2 million of EBITDA resulting from our acquisitions of international franchisees during or subsequent to third quarter 2005.
Truck Rental
Revenues and EBITDA declined $28 million (17%) and $21 million (51%), respectively, for third quarter 2006 compared with third quarter 2005, primarily reflecting lower rental day volume and lower T&M revenue per day. EBITDA was also impacted by increased fleet costs.
Substantially all of the revenue decrease of $28 million was due to a decrease in T&M revenue, which reflects a 16% reduction in rental days and a 4% decrease in T&M per day. The 16% reduction in rental days reflects declines primarily in commercial volumes and a 6% reduction in the average size of our rental fleet. Despite the reduction in the average size of our truck rental fleet, which resulted from our efforts to focus on newer and more efficient trucks, we incurred $7 million (26%) of incremental fleet depreciation, interest and lease charges primarily due to higher per-unit fleet costs. We also incurred $3 million of charges during 2006 related to the separation of Cendant, including debt termination and other costs. These items were offset by (i) a $9 million reduction in operating expenses primarily due to operating a smaller and more efficient fleet and reduced rental volumes, (ii) a decrease of $5 million in credit card and other commission expense partially associated with the decrease in T&M revenue and (iii) a $3 million decrease in our public liability and property damage costs as a result of more favorable claims experience.
NINE MONTHS ENDED SEPTEMBER 30, 2006 VS. NINE MONTHS ENDED SEPTEMBER 30, 2005
Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2006	2005	Change
Net revenues	$4,358	$4,075	$283
Total expenses	5,027	4,070	957

Income (loss) before income taxes	(669)	5	(674)
Provision (benefit) for income taxes	(214)	7	(221)

Loss from continuing operations	(455)	(2)	(453)
Income from discontinued operations, net of tax	478	1,119	(641)
Loss on disposal of discontinued operations, net of tax	(1,956)	(35)	(1,921)
Cumulative effect of accounting changes, net of tax	(64)	—	(64)

Net income (loss)	$(1,997)	$1,082	$(3,079)

During the nine months ended September 30, 2006, net revenues increased $283 million (7%) compared to the same period in 2005. Such change principally reflects an increase in T&M revenue within our car rental operations due to a 5% increase in T&M revenue per day and a 4% increase in total rental days, partially offset by a decrease in T&M revenue within our Truck Rental segment due to decreases in T&M revenue per day and rental days of 2% and 12%, respectively.
Total expenses increased $957 million (24%), principally reflecting separation-related charges of $536 million we incurred during 2006 and increased fleet depreciation and lease charges resulting from higher per unit fleet costs and a larger car rental fleet. The separation charges relate primarily to the early extinguishment of debt, stock-based compensation, severance and retention and legal, accounting, and other professional fees. The period-over-period increase in total expenses also reflects (i) increases in operating costs associated with increased car rental volume and fleet size including vehicle maintenance and damage costs, commissions and shuttling costs and (ii) incremental expenses representing inflationary increases in rent, salaries and wages and other costs. We also incurred additional corporate interest expense of $100 million due to the absence in 2006 of a $73 million reversal of accrued interest during first quarter 2005 associated with the resolution of amounts due under a litigation settlement reached in 1999 and interest expense incurred on $1,875 million of borrowings by Avis Budget Car Rental, LLC in second quarter 2006. These increases were partially offset by (i) the absence in 2006 of a $26 million restructuring charge recorded in first quarter 2005 and (ii) a $20 million decrease in public liability and property damage costs, reflecting more favorable claims experience. Selling, general and administrative expenses for the nine months ended

September 30, 2006 and 2005 include unallocated corporate expenses related to the discontinued operations treatment of our former subsidiaries. We do not expect to incur the majority of these corporate costs going forward.
During the nine months ended September 30, 2006, we recorded a tax benefit of $214 million related to the pretax loss we incurred for the same period. As a result of these items, our loss from continuing operations increased $453 million.
Income from discontinued operations decreased $641 million, which primarily reflects (i) a decrease of $594 million in net income generated by Realogy and Wyndham in the nine months ended September 30, 2006 (these businesses were included in our 2006 results through July 31, 2006, the date of disposition, but were included in our results for the full nine months ended September 30, 2005), (ii) the absence in 2006 of net income of $53 million related to our former Marketing Services division (this business was disposed in fourth quarter 2005), and (iii) a decrease of $21 million in net income generated by Travelport during the nine months ended September 30, 2006 (this business was included in our 2006 results through August 23, 2006, the date of disposition, but was included in our results for the full nine months ended September 30, 2005). These decreases in income from discontinued operations were partially offset in 2006 by the absence of a $23 million loss incurred by PHH in 2005.
The net loss we recognized on the disposal of discontinued operations increased approximately $1.9 billion period-over-period, which reflects (i) a non-cash impairment charge of approximately $1.3 billion recognized in second quarter 2006 to reflect the difference between Travelport’s carrying value and its estimated fair value, less costs to dispose, (ii) $510 million of certain transaction-specific costs and tax charges related to the disposition of Travelport which we could not recognize until the sale was consummated in third quarter 2006, (iii) $110 million of costs we incurred in connection with the spin-offs of Realogy and Wyndham and (iv) the absence of a net loss of $35 million incurred in 2005, which includes a $285 million charge related to the spin-off of PHH, partially offset by a $250 million gain recognized in connection with the initial public offering of Wright Express.
During the nine months ended September 30, 2006, we also recorded non-cash charges of $103 million ($64 million, after tax) to reflect the cumulative effect of accounting changes as a result of our adoption of (i) SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,’’ and American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions’’ on January 1, 2006, which resulted in a non-cash charge of $65 million after tax, and (ii) SFAS No. 123R, ‘‘Share-Based Payment,’’ on January 1, 2006, which resulted in a non-cash credit of $1 million after tax.
As a result of the above-mentioned items, net income decreased approximately $3.1 billion.
Following is a discussion of the results of each of our reportable segments during the nine months ended September 30:

	Revenues			EBITDA
			%			%
	2006	2005	Change	2006	2005	Change
Domestic Car Rental	$3,366	$3,100	9	$160	$212	(25)
International Car Rental	574	488	18	86	87	(1)
Truck Rental	371	419	(11)	40	68	(41)

Total Reportable Segments	4,311	4,007	8	286	367	(22)
Corporate and Other (a)	47	68	*	(355)	(169)

Total Company	$4,358	$4,075	7	(69)	198

Less: Non-vehicle related depreciation and amortization				81	87
Interest expense related to corporate debt, net (b)				519	106

Income (loss) before income taxes				$(669)	$5

(*)	Not meaningful.

(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. The nine months ended September 30, 2005 include gains of $18 million on the sale of Homestore, Inc. common stock.

(b)	The amount in 2006 includes a $313 million charge related to the early extinguishment of corporate debt. The 2005 amount includes the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.
Domestic Car Rental
Revenues increased $266 million (9%) while EBITDA decreased $52 million (25%) in the nine months ended September 30, 2006 compared with the same period in 2005. We experienced increased demand for car rentals throughout the period and achieved higher car rental pricing; however, EBITDA margin comparisons were negatively impacted by higher fleet and interest costs and costs we incurred in connection with our separation.

The revenue increase of $266 million was comprised of a $215 million (9%) increase in T&M revenue and a $51 million (9%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 3% increase in the number of days a car was rented and a 6% increase in T&M revenue per day. We expect to realize continuing year-over-year price increases for the remainder of 2006 as we seek to offset the impact of higher fleet costs and interest rates, which we began to experience in the second half of 2005. Fleet depreciation and lease charges increased $128 million (17%) in 2006 primarily due to (i) an increase of 3% in the average size of our domestic rental fleet and (ii) increased per unit fleet costs for model year 2006 vehicles compared to model year 2005 vehicles. We incurred $11 million of additional vehicle-related interest expense in the nine months ended September 30, 2006 compared to the corresponding period in 2005, which reflects higher interest rates, partially offset by a $6 million increase in intercompany interest income.
The $51 million increase in ancillary revenues was due primarily to (i) a $21 million increase in airport concession and vehicle licensing revenues, which was substantially offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, (ii) a $15 million increase in counter sales of insurance and other items, which is inclusive of the absence in 2006 of a $6 million settlement received from an airport authority in first quarter 2005 in connection with the mandated relocation of an Avis rental site, and (iii) a $15 million increase in gasoline revenues. EBITDA from our domestic car rental operations also reflects (i) $72 million of additional expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, (ii) $51 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other costs, (iii) $31 million of incremental agency and credit card commission expense associated with increased T&M revenue, (iv) $30 million of increased expenses associated with higher gasoline costs and (v) $18 million of separation-related charges we incurred during 2006 primarily related to accelerated vesting of stock-based compensation awards. Such activity was partially offset by (i) an $18 million decrease in public liability and property damage costs reflecting more favorable claims experience, (ii) the absence of $10 million of litigation expense incurred in 2005 resulting from the settlement of a dispute with licensees of our Avis brand arising out of our acquisition of the Budget business in 2002, (iii) the absence of $9 million of expenses relating to the estimated damages caused by the hurricanes experienced in the Gulf Coast in September 2005 and (iv) a $7 million reduction in incentive compensation expenses.
International Car Rental
Revenues increased $86 million (18%) while EBITDA decreased $1 million (1%) in the nine months ended September 30, 2006 compared with the same period in 2005, primarily reflecting growth in rental day volume and the impact on our 2006 results of franchisees acquired during or subsequent to the first nine months of 2005, as discussed below. However, our EBITDA margins were negatively impacted by higher fleet and interest costs.
The revenue increase of $86 million was comprised of a $59 million (17%) increase in car rental T&M revenue and a $27 million (20%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 15% increase in the number of days a car was rented and a 1% increase in T&M revenue per day. The favorable effect of incremental T&M revenues was partially offset in EBITDA by $39 million (34%) of increased fleet depreciation, interest and lease charges resulting from an increase of 16% in the average size of our international rental fleet and increased per-unit fleet costs.
The $27 million increase in ancillary revenues was due primarily to (i) a $15 million increase in counter sales of insurance and other items, (ii) an $8 million increase in airport concession and vehicle licensing revenues, the majority of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, and (iii) a $4 million increase in gasoline revenues which was partially offset in EBITDA by $2 million of additional gasoline costs. EBITDA also reflects (i) $17 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other costs, (ii) $16 million of higher operating expenses primarily due to increased car rental volume and fleet size, including vehicle maintenance and damage costs and (iii) $6 million of incremental agency and credit card commission expense associated with increased T&M revenue. The increases discussed above also include (i) $52 million of revenue and $2 million of EBITDA losses resulting from our acquisitions of international franchisees during or subsequent to the nine months ended September 30, 2005 and (ii) a favorable effect of $7 million related to foreign currency exchange rate fluctuations, which was substantially offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses.
Truck Rental
Revenues and EBITDA declined $48 million (11%) and $28 million (41%), respectively, for the nine months ended September 30, 2006 compared with the same period in 2005, primarily reflecting lower rental day volume and lower T&M revenue per day. EBITDA was also impacted by higher fleet costs.
Substantially all of the revenue decrease of $48 million was due to a decrease in T&M revenue, which reflected a 12% reduction in rental days and a 2% decrease in T&M revenue per day. The 12% reduction in rental days reflected declines primarily in commercial volumes and a 4% reduction in the average size of our rental fleet. Despite the reduction in the average size of our truck rental fleet, which resulted from our efforts to focus on newer and more efficient trucks, we incurred $20 million (28%) of incremental fleet depreciation, interest and lease charges primarily due to higher per-unit fleet costs.

We also incurred $3 million of charges during 2006 related to our separation, including debt termination and other costs. Such decrease was partially offset by (i) $21 million of lower operating expenses primarily due to operating a smaller and more efficient fleet and reduced rental volumes, (ii) a decrease of $8 million in credit card and other commission expense partially associated with decreased T&M revenue, (iii) the absence of a $6 million restructuring charge recorded in first quarter 2005, which represented costs incurred in connection with the closure of a reservation center and unprofitable rental locations and (iv) a $6 million decrease in our public liability and property damage costs as a result of more favorable claims experience.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We present separately the financial data of our vehicle programs. These programs are distinct from our other activities as the assets are generally funded through the issuance of debt that is collateralized by such assets. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our vehicle programs. We believe it is appropriate to segregate the financial data of our vehicle programs because, ultimately, the source of repayment of such debt is the realization of such assets.
FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005	Change
Total assets exclusive of assets under vehicle programs	$5,908	$25,993	$(20,085)
Total liabilities exclusive of liabilities under vehicle programs	4,353	13,889	(9,536)
Assets under vehicle programs	8,337	8,500	(163)
Liabilities under vehicle programs	7,361	9,262	(1,901)
Stockholders’ equity	2,531	11,342	(8,811)
Total assets exclusive of assets under vehicle programs decreased approximately $20.1 billion, principally due to (i) a $20.5 billion decrease in assets of discontinued operations due to our completion of the spin-offs of Realogy and Wyndham on July 31, 2006 and the sale of Travelport on August 23, 2006 (see Note 1 to our Consolidated Condensed Financial Statements), (ii) a $398 million decrease in deferred income taxes primarily due to utilization of our net operating loss carryforwards during 2006 and (iii) a decrease of $167 million in cash and cash equivalents (see “Liquidity and Capital Resources Cash Flows” for a detailed discussion). These decreases were partially offset by a $912 million increase in other current and other non-current assets primarily attributable to receivables recorded in third quarter 2006 related to certain contingent and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation.
Total liabilities exclusive of liabilities under vehicle programs decreased approximately $9.5 billion, principally due to (i) a $7.3 billion decrease in liabilities of discontinued operations due to the spin-offs of Realogy and Wyndham and the sale of Travelport, discussed above, (ii) the retirement of approximately $3.5 billion of corporate debt during third quarter 2006, in connection with the execution of our separation plan and (iii) a $196 million decrease in income taxes payable. These decreases were partially offset by the issuance of $1,000 million of fixed and floating rate notes and completion of an $875 million term loan by Avis Budget Car Rental, LLC in April 2006 (see “Liquidity and Capital Resources — Debt and Financing Arrangements” for a detailed account of the change in our long-term debt).
Assets under vehicle programs decreased $163 million primarily due to a decrease in amounts due from vehicle manufacturers.
Liabilities under vehicle programs decreased approximately $1.9 billion, reflecting the repayment of vehicle-backed debt with a portion of the proceeds from the issuance of fixed and floating rate notes and term loan borrowings, discussed above.
Stockholders’ equity decreased approximately $8.8 billion primarily due to (i) the $6.9 billion dividend of the aggregate equity of Realogy and Wyndham to our stockholders and (ii) a net loss of approximately $2.0 billion (including charges of approximately $1.8 billion related to the sale of Travelport) in the nine months ended September 30, 2006. We also repurchased $243 million of common stock and paid cash dividends of $107 million during the nine months ended September 30, 2006. These decreases were partially offset by a $167 million increase to stockholders’ equity primarily related to the accelerated vesting of RSUs during the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.
CASH FLOWS
At September 30, 2006, we had $379 million of cash on hand, a decrease of $167 million from $546 million at December 31, 2005. The following table summarizes such decrease:

	Nine Months Ended September 30,
	2006	2005	Change
Cash provided by (used in):
Operating activities	$19	$713	$(694)
Investing activities	2,848	(1,375)	4,223
Financing activities	(3,903)	704	(4,607)
Effect of exchange rate changes	(1)	(1)	—
Cash provided by (used in) discontinued operations	870	(166)	1,036

Net change in cash and cash equivalents	$(167)	$(125)	$(42)

During the nine months ended September 30, 2006, the Company generated $694 million less cash from operating activities in comparison to the nine months ended September 30, 2005. This change principally reflects (i) a $361 million decrease related to income taxes, (ii) a decrease in operating results in 2006 and (iii) greater working capital requirements.
We generated approximately $4.2 billion more cash from investing activities during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. This change is primarily due to (i) a $3.1 billion increase in cash proceeds from dispositions of businesses, net of transaction-related payments, which reflects net proceeds of approximately $4.1 billion we received in connection with the sale of Travelport, partially offset by $965 million in proceeds related to the initial public offering of Wright Express in 2005 and (ii) an increase of approximately $2.1 billion related to payments received on vehicles repurchased by manufacturers partially offset by an $836 million increase in vehicles purchased. These increases were partially offset by a $95 million payment made during 2006 associated with a litigation matter. During 2006, the Company expects to utilize at least $11.2 billion of cash to purchase rental vehicles, which will primarily be funded with proceeds received on the sale of rental vehicles to manufacturers under our repurchase agreements, as well as borrowings under our vehicle-backed debt programs. The Company anticipates aggregate capital expenditure investments for 2006 to be approximately $70 million to $90 million.
We used approximately $3.9 billion of cash in financing activities in the nine months ended September 30, 2006, compared to generating $704 million of cash from financing activities during the corresponding period in 2005. Such change principally reflects (i) a $3.2 billion decrease in net borrowings to fund the acquisition of vehicles, consistent with the reduction in net vehicle purchases discussed above, (ii) the utilization of $3.6 billion to repay corporate debt previously issued by Cendant, partially offset by proceeds of $1,875 million received in connection with the issuance of fixed and floating rate notes in April 2006 and (iii) the absence of $450 million of proceeds from short-term borrowings which were utilized to fund acquisitions during 2005. These decreases were partially offset by reductions in cash utilized for net repurchases of common stock and dividend payments of $590 million and $196 million, respectively.

DEBT AND FINANCING ARRANGEMENTS
At September 30, 2006, we had approximately $8.0 billion of indebtedness (including corporate indebtedness of approximately $1.9 billion and debt under vehicle programs of approximately $6.1 billion).
Corporate indebtedness consisted of:

		As of	As of
	Maturity	September 30,	December 31,
	Date	2006	2005	Change
Corporate debt:
6 7/8% notes (a)	August 2006	$—	$850	$(850)
4.89% notes (a)	August 2006	—	100	(100)
6 1/4% notes (b)	January 2008	—	798	(798)
6 1/4% notes (b)	March 2010	—	349	(349)
7 3/8% notes (b)	January 2013	—	1,192	(1,192)
7 1/8% notes (b)	March 2015	—	250	(250)
Revolver borrowings		—	7	(7)
Net hedging losses (c)		—	(47)	47

		—	3,499	(3,499)

Avis Budget Car Rental, LLC corporate debt:
Floating rate term loan (d)	April 2012	856	—	856
Floating rate notes (d)	May 2014	250	—	250
7 5/8% notes (d)	May 2014	375	—	375
7 3/4% notes (d)	May 2016	375	—	375

		1,856	—	1,856

Other		10	9	1

		$1,866	$3,508	$(1,642)

(a)	During third quarter 2006, we repaid an aggregate principal amount of $950 million due in August 2006 under the 6 7/8% notes and 4.89% notes.

(b)	In connection with the execution of our separation plan, during July 2006, we completed a tender offer for $2.6 billion of our corporate debt by redeeming approximately $2.5 billion aggregate principal amount of our 6 1/4% notes due in January 2008 and March 2010, 7 3/8% notes due in January 2013 and 7 1/8% notes due in March 2015 for cash of approximately $2.9 billion, including accrued interest. We redeemed the remaining portion of such corporate debt in third quarter 2006. In connection with such debt extinguishment, we recorded a pretax charge of $313 million during third quarter 2006.

(c)	As of December 31, 2005, the balance represents $153 million of net mark-to-market adjustments on current interest rate hedges, partially offset by $106 million of net gains resulting from the termination of interest rate hedges. As discussed above, we repaid all of the outstanding debt associated with these derivatives, and retired all such derivatives, during third quarter 2006.

(d)	In connection with the execution of our separation plan, Avis Budget Car Rental, LLC, the parent company of our vehicle rental operations, borrowed $1,875 million in April 2006, which consisted of (i) $1,000 million of unsecured fixed rate notes and floating rate notes and (ii) an $875 million secured floating rate term loan under a credit facility. The floating rate term loan and floating rate notes bear interest at three month LIBOR plus 125 basis points and three month LIBOR plus 250 basis points, respectively.
The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC):

	As of	As of
	September 30,	December 31,
	2006	2005	Change
Debt due to Avis Budget Rental Car Funding (a)	$5,057	$6,957	$(1,900)
Budget Truck financing:
HFS Truck Funding program	50	149	(99)
Budget Truck Funding program	148	—	148
Capital leases (b)	269	370	(101)
Other (c)	539	433	106

	$6,063	$7,909	$(1,846)

(a)	The change in the balance at September 30, 2006 principally reflects the payment of vehicle-backed notes with a portion of the proceeds from the $1,875 million of fixed and floating rate financings completed by Avis Budget Car Rental, LLC in April 2006.

(b)	The change in balance at September 30, 2006 primarily reflects a $57 million repurchase of vehicles by lessors who elected to terminate leases early in connection with our separation.

(c)	The change in the balance at September 30, 2006 primarily reflects incremental borrowings under our bank loan and commercial paper conduit facilities to support the acquisition of vehicles in our international operations.
As of September 30, 2006, the committed credit facilities available to us at the corporate or Avis Budget Car Rental level included:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$413	$1,087
Letter of credit facility (b)	303	—	303	—

(a)	This secured revolving credit facility was entered into by Avis Budget Car Rental, LLC in April 2006, has a five year term and currently bears interest at one month LIBOR plus 125 basis points.

(b)	Final maturity date is July 2010.
The following table presents available funding under our debt arrangements related to our vehicle programs at September 30, 2006.

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,832	$5,057	$1,775
Budget Truck financing:
HFS Truck Funding program (c)	50	50	—
Budget Truck Funding program (d)	200	148	52
Capital leases (e)	269	269	—
Other (f)	867	539	328

	$8,218	$6,063	$2,155

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $7.2 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase obligations) and related assets.

(c)	The outstanding debt is collateralized by $50 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by $149 million of underlying vehicles and related assets.

(e)	In connection with these capital leases, there are corresponding unamortized assets of $269 million classified within vehicles, net on our Consolidated Condensed Balance Sheet as of September 30, 2006.

(f)	The outstanding debt is collateralized by $768 million of underlying vehicles and related assets.
LIQUIDITY RISK
We believe that access to our existing financing arrangements is sufficient to meet liquidity requirements for the foreseeable future. In connection with the separation, our financing arrangements have been revised or replaced so that our financing arrangements should be sufficient to meet our liquidity needs for the foreseeable future.
Our liquidity position may be negatively affected by unfavorable conditions in the vehicle rental industry. Additionally, our liquidity as it relates to vehicle programs, could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs and (ii) increased costs associated with the principal financing program for our vehicle rental operations if General Motors Corporation or Ford Motor Company is not able to honor its obligations to repurchase the related vehicles. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios or other requirements.
Additionally, we monitor the maintenance of required financial ratios and, as of September 30, 2006, we were in compliance with all financial covenants under our credit facilities.
CONTRACTUAL OBLIGATIONS
Our future contractual obligations have changed significantly from the amounts reported within our 2005 Annual Report on Form 10-K filed on March 1, 2006 due to the spin-offs of Realogy and Wyndham, the sale of Travelport and our purchases of vehicles. Our commitment to purchase vehicles decreased by approximately $5.1 billion from the amount previously disclosed to approximately $9.3 billion at September 30, 2006. Any changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section entitled “Liquidity and Capital Resources— Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements. The following table summarizes our future contractual obligations for the twelve month periods beginning on October 1 of each of the years set forth.

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt, including current portion (a)	$32	$11	$9	$9	$9	$1,796	$1,866
Asset-backed debt under programs (b)	1,177	1,892	931	831	600	632	6,063
Operating leases	392	317	222	157	113	705	1,906
Commitments to purchase vehicles (c)	6,019	3,280	—	—	—	—	9,299
Other purchase commitments	104	38	32	30	27	6	237

	$7,724	$5,538	$1,194	$1,027	$749	$3,139	$19,371

(a)	Consists primarily of borrowings of Avis Budget Car Rental, LLC, including $1,000 million of fixed rate notes and floating rate senior notes and $856 million outstanding under a secured floating rate term loan.

(b)	Represents debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding), which was issued to support the purchase of assets under vehicle programs.

(c)	Primarily represents commitments to purchase vehicles from either General Motors Corporation or Ford Motor Company. These commitments are subject to the vehicle manufacturers satisfying their obligations under the repurchase agreements. The purchase of such vehicles is financed through the issuance of debt under vehicle programs in addition to cash received upon the sale of vehicles primarily under repurchase programs.
The above table does not include future cash payments related to interest expense, as the majority of our outstanding debt contains variable interest rates.
ACCOUNTING POLICIES
The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled “Critical Accounting Policies” of our 2005 Annual Report on Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, income taxes and financial instruments) that we believe require subjective and/or complex judgments that could potentially affect 2006 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies, except (i) the aggregate carrying values of our goodwill and other indefinite-lived intangible assets have changed to approximately $2.2 billion and $731 million, respectively, at December 31, 2005, after giving effect to the spin-offs of Realogy and Wyndham, the sale of Travelport and the restatement and (ii) the addition of our accounting policy for public liability, property damage and other insurance liabilities, as discussed below.
Public Liability, Property Damage and Other Insurance Liabilities, Net. Insurance liabilities on our Consolidated Condensed Balance Sheets include additional liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which we are self-insured. We estimate the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).
During 2006, we adopted the following standards as a result of the issuance of new accounting pronouncements:
•	SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions”

•	SFAS No. 123R, “Share-Based Payment”
We will adopt the following recently issued standards as required:
•	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

•	SFAS No. 157, “Fair Value Measurements”

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
For detailed information regarding these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2006 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

Item 4.	Controls and Procedures
(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Such evaluation included appropriate consideration of the restatement described in Note 1. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Internal Controls Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below

Our financial position at September 30, 2006 and the results of discontinued operations and loss on the disposal of discontinued operations for the three and nine months then ended reflect accounting for transactions that is complex and / or highly subjective in nature. These accounting matters do not generally relate to our continuing operations, and primarily include the spin-offs of Realogy and Wyndham, the loss on the disposition of Travelport, contingent assets and liabilities related to the separation and income taxes. While we believe the reported amounts related to these matters are correct, the internal controls surrounding the derivation of certain of these amounts are related to entities and / or processes no longer under our control.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
Corporate Litigation
Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among the Company, Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Realogy has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham Worldwide, Travelport and/or the Company’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the date of the separation of Travelport from the Company. Such litigation includes the litigation described below under this heading of Corporate Litigation.
After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC International, Inc. (“CUC”) business units, and prior to the filing of this quarterly report on Form 10-Q, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against the Company and other defendants, of which a number of lawsuits have been settled, including one that was resolved subsequent to the filing of our Form 10-Q for the period ended June 30, 2006. Approximately five lawsuits remain unresolved in addition to the matters described below.
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
On December 7, 1999, we announced that we had reached an agreement to settle claims made by class members in the Securities Action for approximately $2,850 million in cash plus 50 percent of any net recovery we receive from Ernst & Young as a result of our cross-claims against Ernst & Young as described below. This settlement received all necessary court approvals and was fully funded on May 24, 2002.

On January 25, 1999, we asserted cross-claims against Ernst & Young that alleged that Ernst & Young failed to follow professional standards to discover and recklessly disregarded the accounting irregularities and is therefore liable to us for damages in unspecified amounts. The cross-claims assert claims for breaches of Ernst & Young’s audit agreements with us, negligence, breaches of fiduciary duty, fraud and contribution. On July 18, 2000, we filed amended cross-claims against Ernst & Young asserting the same claims.
On March 26, 1999, Ernst & Young filed cross-claims against us and certain of our present and former officers and directors that alleged that any failure by Ernst & Young to discover the accounting irregularities was caused by misrepresentations and omissions made to Ernst & Young in the course of its audits and other reviews of our financial statements. Ernst & Young’s cross-claims assert claims for breach of contract, fraud, fraudulent inducement, negligent misrepresentation and contribution. Damages in unspecified amounts are sought for the costs to Ernst & Young associated with defending the various shareholder lawsuits, lost business it claims is attributable to Ernst & Young’s association with us, and for harm to Ernst & Young’s reputation. On June 4, 2001, Ernst & Young filed amended cross-claims against us asserting the same claims.
Two other proceedings, Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.), and P. Schoenfield Asset Management LLC v. Cendant Corp., et al., Civ. Action No. 98-4734 (D.N.J.) (the “ABI Actions”), were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. (“ABI”) between January 27, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors and Ernst & Young. The complaints in the ABI Actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act. The plaintiffs allege that they purchased shares of ABI common stock at prices artificially inflated by the accounting irregularities after we announced a cash tender offer for 51% of ABI’s outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. On April 4, 2006, we entered into an agreement to settle the ABI Actions for $22 million. A hearing on the settlement occurred on July 24, 2006. The Court approved the settlement and the settlement has been fully funded by Realogy and Wyndham Worldwide.
As previously disclosed, Realogy, Wyndham Worldwide and Travelport have assumed under the Separation Agreement certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses.
Vehicle Rental Litigation
On August 8, 2006, Ludwig v. Avis Rent A Car System, Inc. and Farrell v. Budget Rent A Car System, Inc. were commenced in the Superior Court of California in and for Los Angeles on behalf of plaintiffs and all others similarly situated claiming violations of California Civil Code Section 1936 and unlawful, unfair or fraudulent business practices under California Business and Professions Code Section 17203. In both cases, plaintiffs seek class certification, general and compensatory damages, reasonable attorneys fees and seek that Avis and Budget, respectively, be enjoined from future conduct constituting violations of Civil code 1936. Section 1936 of the California Civil Code establishes the additional daily rates which a rental car company may charge for the optional loss damage waiver product based on the manufacturer suggested retail price (MSRP) of the vehicle in 2002 with Consumer Price Index increases to the MSRP commencing January 1, 2003. Plaintiffs contend that the amount of the daily charge imposed for certain classes of vehicles exceeds the amount set forth in the statute based on the vehicle cost. No class certification hearing has been scheduled or heard by the court.
Avis Rent A Car System, Inc. (“Avis”) has been named as a defendant in two putative class actions (Esquivel v. Avis, commenced January 24, 2004 in the 214th Judicial District of Nueces County, Texas, and Stafford v. Avis, commenced February 16, 2005 in the District Court in and for Creek County, State of Oklahoma) and Budget Rent A Car System, Inc. (“Budget”) has been named as a defendant in one putative class action (Ramon v. Budget, commenced April 21, 2006 in the U.S. District Court for the District of New Jersey). Each case alleges that the Company’s use and collection of the fuel service charge (“FSC”), pursuant to its rental agreements, constitutes an illegal penalty and is therefore a breach of the rental agreements between the Company and the putative class members and is unconscionable under the relevant state Uniform Commercial Code. The cases assert other causes of action such as fraudulent misrepresentation, unjust enrichment, unfair trade practice under the Oklahoma Consumer Protection Act, and violation of New Jersey’s Consumer Fraud Act. The putative class in each case comprises: in Esquivel, all Texas residents who were charged an FSC by Avis or its licensee in Texas after February 6, 2000; in Stafford, all persons who were charged an FSC by Avis, or alternatively, all Oklahoma residents who were charged an FSC by Avis; and in Ramon, all persons who were charged an FSC by Budget. In each case, the plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and the Company’s actual costs, disgorgement of unearned profits, attorneys’ fees and costs. In the Esquivel matter, discovery is ongoing and a hearing on the plaintiff’s motion for class certification has been scheduled for December 2006. No class certification hearing has been scheduled or heard by the Court in either the Stafford or Ramon cases. We have filed a motion to dismiss the complaint in its entirety in the Ramon case, however, no hearing has been held on the motion, which is still pending.

We believe that we have meritorious defenses in the foregoing vehicle rental litigation matters and will defend ourselves vigorously.

Item 1A.	Risk Factors.
Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors and our Quarterly Report on Form 10-Q for the period ended June 30, 2006 includes information that modifies and supplements those risk factors, as appropriate. In addition, you should carefully consider the following important risk factor.
Our Consolidated Condensed Financial Statements Included in this Quarterly Report Reflect Adjustments Related to A Restatement
As described in Note 1 of our Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q and as disclosed in our Current Report on Form 8-K filed on November 15, 2006, the Company has concluded that it will restate certain of its previously filed financial statements. Note 1 describes corrections required to the financial statements included in this Quarterly Report. In addition, we expect to record adjustments to our previously issued financial statements for 2005, 2004 and 2003, as described in Item 5 below. We believe that this Quarterly Report properly reflects all applicable prior period adjustments relating to the restatement discussed above. We intend to file restated financial statements for the years ended December 31, 2005, 2004 and 2003 as soon as practicable.
We became aware of the accounting matters related to the restatement through notifications required under our separation agreement with PHH and through disclosures in PHH’s Current Reports on Form 8-K. While we have concluded our review of the matters raised by PHH, PHH has neither re-filed its prior financial statements nor, to our knowledge, completed its evaluation of all such matters; therefore, we cannot provide any assurance that we will not receive additional information from PHH that is inconsistent with information received to date. Any such inconsistent information could cause us to reflect adjustments that are in addition to or different from those expected to be included in our restated financial statements for the years ended December 31, 2005, 2004 and 2003 that we intend to file and could also cause us to make further adjustments to the financial statements included in this Quarterly Report.

Item 4.	Submission of Matters to a Vote of Security Holders
We held an Annual Meeting of Stockholders on August 29, 2006, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated July 25, 2006, a copy of which has been filed previously with the Securities and Exchange Commission, at which our stockholders approved the election of six directors for a term of one year, ratified the appointment of Deloitte & Touche LLP as the auditors of the financial statements for fiscal year 2006 and approved amendments to our Amended and Restated Certificate of Incorporation to (i) effect a one-for-ten reverse stock split of our corporate stock, (ii) change our name to “Avis Budget Group, Inc.”, (iii) redesignate our series of common stock designated as “Cendant Corporation-CD Common Stock” to “Common Stock” and to remove references to the series of common stock defined as “Move.com Stock,” and (iv) decrease the number of authorized shares of the Corporation’s common stock to 250 million shares. In addition, two advisory stockholder proposals were included in our Proxy Statement referred to above; however, such proposals were withdrawn by the stockholders who initially made the proposals prior to our Annual Meeting.

Proposal 1:	To elect six directors for a one-year term. Results:

	In Favor	Withheld
Ronald L. Nelson	550,529,964	290,151,818
Leonard S. Coleman	548,470,698	292,211,084
Martin L. Edelman	534,352,488	306,329,294
Sheli Z. Rosenberg	506,870,309	333,811,473
F. Robert Salerno	626,867,023	213,814,759
Stender E. Sweeney	768,394,044	72,287,738

Proposal 2:	To ratify the appointment of Deloitte & Touche LLP as Avis Budget Group’s Independent Auditors for the year ending December 31, 2006. Results:

For	Against	Abstain
818,147,089	11,164,550	11,370,143

Proposal 3:	To approve an amendment to our Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split of our common stock. Results:

For	Against	Abstain
820,695,379	8,358,907	11,627,496

Proposal 4:	To approve an amendment to our Amended and Restated Certificate of Incorporation to change our name to “Avis Budget Group, Inc.” Results:

For	Against	Abstain
827,386,763	1,581,766	11,713,253

Proposal 5:	To approve an amendment to our Amended and Restated Certificate of Incorporation to redesignate our series of common stock designated as “Cendant Corporation-CD Common Stock” to “Common Stock” and to remove references to the series of common stock defined as “Move.com Stock.”

Results:

For	Against	Abstain
826,916,276	1,995,976	11,769,530

Proposal 6:	To approve an amendment to our Amended and Restated Certificate of Incorporation to decrease the number of authorized shares of our common stock to 250 million shares. Results:

For	Against	Abstain
820,010,438	7,742,981	11,928,363

Item 5.	Other Information
Restatement
As described in Note 1 of our Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q and as disclosed in our Current Report on Form 8-K filed on November 15, 2006, the Company has concluded that it will restate certain of its previously filed financial statements. Accordingly, our previously issued financial statements for the years ended December 31, 2005, 2004 and 2003 as well as for the three months ended March 31 and three and six months ended June 30, 2006 should no longer be relied upon. Note 1 to our Consolidated Condensed Financial Statements describes the effect of the restatement on the period covered by this Quarterly Report on Form 10-Q and the corresponding period of the prior year. In addition, we expect to record additional adjustments to discontinued operations over the period of 2001-2005 which we believe will increase our aggregate net income over that period (with a corresponding offsetting decrease to net income for periods prior to 2001). Also as described in Note 1 to our Consolidated Condensed Financial Statements, we have restated second quarter 2006 income (loss) from disposal of discontinued operations for an error in the determination of the impairment charge related to the sale of Travelport.
We believe that this Quarterly Report properly reflects all applicable prior period adjustments relating to the restatements discussed above. We intend to file restated financial statements for the years ended December 31, 2005, 2004 and 2003 and the quarter ended June 30, 2006 as soon as practicable. See “Risk Factors” in Item 1A above. The following table presents the approximate impact of correcting these errors on our previously issued financial statements.

	Three Months	Six Months
	Ended	Ended	Year Ended December 31,
	June 30, 2006	June 30, 2006	2005	2004	2003
Net income (loss) as previously reported	$(754)	$(684)	$1,341	$2,082	$1,172
Pretax restatement adjustments
Mortgage servicing rights	—	—	2	27	71
Other PHH operations (1)	—	—	(1)	1	(47)
Fleet leasing business impairment charge	—	—	—	—	(102)
Loss on disposal of discontinued operations	—	—	276	—	—
Travelport impairment charge	(300)	(300)	—	—	—
Other	—	—	—	(8)	(5)

	(300)	(300)	277	20	(83)
Provision for taxes	—	—	—	11	9

Net impact of restatement adjustments (2)	(300)	(300)	277	9	(92)

Net income (loss) (restated)	$(1,054)	$(984)	$1,618	$2,091	$1,080

(1)	The 2003 amount includes a $59 million increase to the charge we recorded in 2003 in connection with the adoption of FASB Interpretation No. 46.

(2)	These adjustments did not affect previously reported income from continuing operations for the three and six months ended June 30, 2006 or the year ended December 31, 2005. These adjustments decrease previously reported income from continuing operations for 2004 and 2003 by after tax amounts of $5 million and $3 million, respectively. All 2005 adjustments relate to the quarter ended March 31, 2005.
2007 Annual Meeting of Stockholders
On October 30, 2006, we announced that we have scheduled our 2007 Annual Meeting of Stockholders for May 21, 2007. Stockholders of record as of the close of business on April 3, 2007 are entitled to vote at the annual meeting.
This meeting date represents a change of more than 30 days from the anniversary of our 2006 Annual Meeting of Stockholders. Any shareholder proposal that is sought to be included in our proxy materials for this 2007 Annual Meeting pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 must be received by us a reasonable time before we begin to print and mail our proxy materials. We have set the deadline for receipt of such proposals as the close of business on December 15, 2006. Proposals should be addressed to: Corporate Secretary, Avis Budget Group, Inc., 6 Sylvan Way, Parsippany, New Jersey 07054.
In addition, as disclosed in our Current Report on Form 8-K dated October 30, 2006, since our 2007 Annual Meeting has been set for a date that is not within 25 days of the anniversary of our 2006 Annual meeting, under our By-Laws, in order for a stockholder proposal submitted outside of Rule 14a-8 or a director nomination to be considered timely, such proposal or nominations must have been received by us not later than November 9, 2006.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.
Date: November 21, 2006	/s/ David B. Wyshner
David B. Wyshner
Executive Vice President, Chief Financial Officer and Treasurer

Date: November 21, 2006	/s/ John T. McClain
John T. McClain
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2006).

4.1	Amended and Restated Rights Agreement, dated as of September 1, 2006, by and between Avis Budget Group, Inc. and Mellon Investor Services LLC as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A thereto, the form of Rights Certificates as Exhibit B thereto, and the Summary of Rights as Exhibit C thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated September 5, 2006.)

10.1	Agreement dated October 4, 2006 between Avis Budget Car Rental, LLC and General Motors* (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 11, 2006).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has applied for confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.