Form 10-K/A
period 2005-12-31
AVIS BUDGET GROUP, INC.
filed 2007-03-01
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
COMMISSION FILE NO. 1-10308

AVIS BUDGET GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	06-0918165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 SYLVAN WAY PARSIPPANY, NJ	07054
(Address of principal executive offices)	(Zip Code)
973-496-4700
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

Common Stock, Par Value $.01	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9A. CONTROLS AND PROCEDURES
SIGNATURES
EX-12: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATIONS

EXPLANATORY NOTE
Avis Budget Group, Inc., formerly known as Cendant Corporation (“Avis Budget,” the “Company,” “we,” “our” or “us”), is filing this Amendment No. 1 on Form 10-K/ A for the year ended December 31, 2005 (“Form 10-K/ A Report”) to amend our Annual Report on Form 10-K for the year ended December 31, 2005 (“Original Filing”) that was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2006.
Discontinued Operations—Cendant Separation
During the third quarter of 2006, we completed the separation of Cendant Corporation into four separate companies (the “Cendant Separation”). The Cendant Separation occurred through distributions to our stockholders of all of the shares of common stock of two of our subsidiaries, Realogy Corporation (“Realogy”), our former subsidiary that holds the assets and liabilities of our former Real Estate Services businesses, and Wyndham Worldwide Corporation (“Wyndham”), our former subsidiary that holds the assets and liabilities of our former Hospitality Services (including Timeshare Resorts) businesses. The distributions occurred on July 31, 2006. On August 23, 2006, we completed the sale of Travelport, Inc. (“Travelport”), our former subsidiary that holds the assets and liabilities of our former Travel Distribution businesses, with substantially all of the net proceeds from such sale being distributed to Realogy and Wyndham as contemplated at the time of their spin-offs. Following the completion of the Cendant Separation, our company now consists of the operations of the Avis and Budget car and truck rental brands, and therefore we changed our name from Cendant to Avis Budget Group, Inc. At the time of our name change, we also effectuated a one-for-ten reverse stock split and our common stock began trading on the New York Stock Exchange under the symbol “CAR”.
Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” required us to present the account balances and activities of Realogy, Wyndham and Travelport as discontinued operations within our Form 10-Q for the quarterly period ended September 30, 2006 (including the comparable period for the prior year), which was filed with the SEC on November 21, 2006. In accordance with generally accepted accounting principles, we have updated in this Form 10-K/ A report our previously issued annual financial statements and certain other financial information originally reported within our Original Filing. Therefore, this Form 10-K/ A Report updates Items 6, 7 and 8 of our Original Filing to recast the account balances and activities of the aforementioned businesses as discontinued operations and should be read in conjunction with our Form 10-Q for the period ended September 30, 2006 filed on November 21, 2006. Items 6, 7 and 8, as updated, also reflect a change in our segment reporting structure that became effective as of the completion of the Cendant Separation.
Also, as a result of an evaluation performed following the completion of the spin-offs of Realogy and Wyndham and the sale of Travelport, we adopted a new segment reporting structure, whereby our reportable operating segments are Domestic Car Rental, International Car Rental and Truck Rental.
Restatement
On January 31, 2005, we spun-off to our shareholders all of the common stock of our subsidiary, PHH Corporation (“PHH”), a company engaged in providing mortgage and fleet management services. Following the issuance of our 2005 financial statements, we became aware through notifications required under our separation agreement with PHH and through disclosures in PHH’s Current Reports filed on Form 8-K, including PHH’s Form 8-K filed on July 21, 2006, that PHH had concluded that its audited and unaudited financial statements for periods prior to September 30, 2005 (the “PHH Prior Financial Statements”) should not be relied upon because of errors in the PHH Prior Financial Statements, and we therefore conducted a review of the accounting matters that were being evaluated by PHH. In November 2006, we completed such review and determined that we would be required to restate certain of our previously filed financial statements to address these matters, which include the allocation of purchase price among current and former business units associated with our March 2001 acquisition of Avis Group Holdings, Inc. (at such time, the parent of our Avis car rental business, PHH’s fleet leasing business and the fuel card business of our former subsidiary, Wright Express Corporation) and a change to disaggregate the fleet leasing and fuel card businesses acquired for purposes of testing goodwill impairment. Such re-allocation and disaggregation have resulted in (i) a restatement of the gain recorded upon the initial public offering of Wright Express Corporation in first quarter 2005; (ii) the recognition of impairment charges related to goodwill of the fleet leasing business of $102 million in 2003 and $100 million in 2002, which in turn has resulted in a restatement of the impairment charge recorded upon the spin-off of PHH (which included the fleet leasing business) in first quarter 2005; and (iii) a restatement of certain of the results of operations of PHH.
This Form 10-K/A Report includes our restated financial statements for 2005, 2004 and 2003 (the “Restated Financial Statements”), which reflect that, as a result of addressing the matters described above:

•	as of the date of the acquisition of Avis Group Holdings we allocated $256 million less purchase price to its fleet leasing business and we allocated additional purchase price of $141 million and $52 million ($51 million, net of amortization in 2001) to its fuel card business and our Avis car rental business, respectively;

•	the fair value of the net assets acquired (excluding goodwill) of the fleet leasing business and our Avis car rental business increased $39 million and $24 million, respectively, and as a result, the total amount of goodwill recorded in the March 2001 acquisition decreased $63 million;

•	income from continuing operations decreased $8 million and $5 million in 2004 and 2003, respectively, due to additional depreciation and amortization on assets we recorded in connection with the reallocation of purchase price; and

•	income from discontinued operations increased $1 million and $17 million in 2005 and 2004, respectively, related to certain operations of PHH and decreased $51 million in 2003 related to certain operations of PHH and the effect of not aggregating the fleet leasing and fuel card businesses for purposes of testing goodwill and the reallocation of purchase price.
The effects of not aggregating the fleet leasing and fuel card businesses for purposes of testing goodwill impairment and the reallocation of purchase price discussed above are:

•	the recognition of impairment charges related to goodwill of the fleet leasing business of $102 million in 2003 and $100 million in 2002;

•	a decrease in the loss on disposal of PHH (which included the fleet leasing business) in first quarter 2005 due to a reduction in PHH’s net assets resulting from the impairment charges and reallocation of purchase price, discussed above; and

•	an increase in the gain on the sale of the Wright Express fuel card business in the first quarter of 2005.
The net impact to earnings of recording these adjustments between the date of the acquisition of Avis Group Holdings through the dates of disposition of PHH and the Wright Express fuel card business is an increase of $51 million, which is reflected in the Restated Financial Statements as an increase to goodwill of our Avis car rental business and to retained earnings as of December 31, 2005.
Substantially all of the adjustments to earnings as a result of these corrections pertain to businesses that have been sold or spun-off and that are therefore classified as discontinued operations. We refer you to Note 24 to the Restated Financial Statements for a more detailed discussion of the restatement and tables which present certain of our previously reported balance sheet and income statement data, reclassifications related to the Cendant Separation (as defined above), revisions to such data resulting from the restatement, and corresponding restated amounts currently reported.
This Form 10-K/ A Report sets forth the complete text of the following items contained in the Original Filing, in each case as a result of, and to reflect, the restatement and to recast the account balances and activities of the discontinued operations described above.

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9A.	Controls and Procedures
In addition, we have filed the following exhibits herewith:

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except for revisions to the Original Filing related to the presentation of discontinued operations, including associated changes to our segment reporting structure, and the restatement, no other changes have been made to the Original Filing and this Form 10-K/ A Report does not amend, update or change any other items or disclosures in the Original Filing. This Form 10-K/ A Report continues to describe conditions as of the date of the Original Filing and any disclosures to reflect events that occurred at a later date have not been updated. Other events occurring after the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the SEC subsequent to the date of the Original Filing.
We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for periods prior to December 31, 2005 that are affected by the restatement. However, the information in this Form 10-K/A Report for the years ended December 31, 2001 and 2002 set forth in Selected Financial Data in Item 6 herein and for the quarterly periods of 2004 and 2005 set forth in Consolidated Quarterly Results in Item 7 herein has been amended to reflect the effect of properly accounting for the restatement and to recast the account balances and activities of the discontinued operations described above.
Selling, general and administrative expenses include unallocated corporate expenses related to our discontinued operations. Accordingly, the expenses reflected in the accompanying financial statements may not be indicative of the actual expenses we will incur as a separate company following the spin-offs of Realogy and Wyndham and the sale of Travelport. As mentioned above, in September 2006, we changed our name from Cendant Corporation to Avis Budget Group, Inc. All references to Cendant Corporation in the Original Filing have been changed to Avis Budget Group, Inc. in this Form 10-K/A Report.

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,

	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)	(restated)	(restated)

	(In millions, except per share data)
Results of Operations
Net revenues	$5,400	$4,820	$4,682	$3,015	$2,317

Income (loss) from continuing operations	$(11)	$71	$(149)	$(241)	$(594)
Income from discontinued operations, net of tax	1,637	2,020	1,558	1,012	1,012
Cumulative effect of accounting changes, net of tax	(8)	-	(329)	-	(38)

Net income	$1,618	$2,091	$1,080	$771	$380

Per Share Data
Income (loss) from continuing operations:
Basic	$(0.01)	$0.07	$(0.15)	$(0.24)	$(0.68)
Diluted	(0.01)	0.07	(0.15)	(0.24)	(0.68)
Income from discontinued operations:
Basic	$1.58	$1.96	$1.53	$1.00	$1.16
Diluted	1.58	1.90	1.53	1.00	1.16
Cumulative effect of accounting changes:
Basic	$(0.01)	$-	$(0.32)	$-	$(0.04)
Diluted	(0.01)	-	(0.32)	-	(0.04)
Net income:
Basic	$1.56	$2.03	$1.06	$0.76	$0.44
Diluted	1.56	1.97	1.06	0.76	0.44

Cash dividends declared	$0.40	$0.32	$-	$-	$-

Financial Position
Total assets	$34,493	$42,698	$39,551	$36,337	$33,898
Assets of discontinued operations	20,512	29,452	27,232	24,469	21,770
Assets under vehicle programs	8,500	7,072	6,485	6,379	4,132
Long-term debt, including current portion	3,508	4,234	5,900	6,396	6,955
Debt under vehicle programs (*)	7,909	6,727	6,295	6,138	3,771
Stockholders’ equity	11,342	12,464	9,946	9,167	6,995

(*)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP) LLC. See Note 15 to our Consolidated Financial Statements.
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
Income from discontinued operations, net of tax, includes the after tax results of the following disposed businesses for all periods presented (through their respective dates of disposition): (i) Travelport, which we sold in August 2006, (ii) Realogy and Wyndham, which were spun-off on July 31, 2006, (iii) our former Marketing Services division, which we sold in October 2005, (iv) Wright Express Corporation, which we sold in February 2005, (v) our former mortgage, fleet leasing and appraisal businesses, which were included in the spin-off of PHH Corporation on January 31, 2005, (vi) Jackson Hewitt Tax Service Inc., which we sold in June 2004, and (vii) National Car Parks (“NCP”), which we sold in May 2002. Income from discontinued operations, net of tax also includes the after tax gains on the sale of our former Marketing Services division and Wright Express in 2005, the after tax loss on the spin-off of PHH in 2005, the after tax gain on the sale of Jackson Hewitt in 2004 and the after tax loss on disposal of NCP in 2002. See Note 3 to our Consolidated Financial Statements for more detailed information regarding discontinued operations.
During 2005, 2004, 2003, 2002 and 2001, we incurred $35 million, $(28) million, $11 million, $103 million and $86 million, respectively, for litigation and related costs (credits) primarily in connection with the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc., with which we merged in December 1997. The amount in 2004 includes a $55 million credit recorded in connection with previously established liabilities for severance and other termination benefits for which we no longer believe we are liable.
We also recorded acquisition and integration related costs (credits) of $1 million, $(5) million and $27 million in 2005, 2004 and 2003, respectively. See Note 5 to our Consolidated Financial Statements for a detailed description of such charges. In 2005, we recorded $26 million of restructuring and transaction-related charges as a result of restructuring activities undertaken following the spin-off of PHH Corporation and the initial public offering of Wright Express Corporation.
During 2003, we consolidated a number of entities pursuant to Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” and/or as a result of amendments to the underlying structures of certain of the facilities we used to securitize assets. See Notes 2 and 15 to the Consolidated Financial Statements for more information.
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
We incurred restructuring and other unusual charges of $356 million in 2001, which primarily consisted of (i) $94 million related to strategic initiatives committed to as a result of changes in business and consumer behavior following the September 11, 2001 terrorist attacks, (ii) $95 million related to the funding of an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of our current and future real estate franchisees, (iii) $85 million related to the funding of Trip Network, Inc. and (iv) $41 million related to the rationalization of the Avis fleet.
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
The accompanying Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 have been restated. See Note 24 to the Consolidated Financial Statements for a detailed description of the restatement and the impact thereof on our Consolidated Financial Statements for 2005, 2004 and 2003. The effect of the restatement for 2002 and 2001 is a reduction to previously reported net income of $75 million and $5 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before taxes. As discussed in Note 24 to our Consolidated Financial Statements, our financial statements for 2005, 2004 and 2003 included herein have been restated. The accompanying discussion gives effect to (i) the restatement, (ii) the presentation of Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Inc. as discontinued operations and (iii) our new reportable operating segments.
As of December 31, 2005, we were a global provider of real estate and travel services. Following the distributions of the shares of Realogy Corporation and Wyndham Worldwide Corporation to our stockholders on July 31, 2006 and the sale of Travelport on August 23, 2006, which are further described below, we changed our name to Avis Budget Group, Inc. Our continuing operations consist primarily of our Avis Budget Car Rental, LLC subsidiary, the parent company of the companies that comprise our vehicle rental operations, which provide car and truck rentals and ancillary services to businesses and consumers in the United States and internationally.
We operate in the following business segments:

•	Domestic Car Rental— provides car rentals and ancillary products and services in the United States.

•	International Car Rental— provides car rentals and ancillary products and services primarily in Canada, Argentina, Australia, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental— provides truck rentals and related services to consumers and light commercial users in the United States.
In 2004 and 2005, we undertook a strategic realignment to simplify our business model through exiting non-core businesses or businesses that produced volatility to our earnings inconsistent with our business model and the remainder of our core businesses. We began this strategic realignment by completing the initial public offering of Jackson Hewitt Tax Service Inc. in June 2004. We completed the spin-off of our former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of the common stock of PHH Corporation to our stockholders in January 2005. In February 2005, we completed the initial public offering of Wright Express Corporation, raising $964 million of cash. In October 2005, we completed the sale of our Marketing Services division, which was comprised of our former individual membership and loyalty/insurance marketing businesses, for approximately $1.7 billion of cash (approximately $1.8 billion of gross proceeds), representing the culmination of our 2004 and 2005 strategic realignment.
Following this strategic realignment, our management team and Board of Directors, with the aid of financial and legal advisors, performed a comprehensive review of the growth opportunities and estimated market valuations for each of our core businesses. As a result of this review, from October 2005 to July 2006, our Board of Directors approved a plan to separate Cendant into four independent companies:

•	Realogy Corporation— encompasses our former Realogy segment, which is now presented as a discontinued operation.

•	Wyndham Worldwide Corporation— encompasses our former Hospitality Services and Timeshare Resorts segments, which are now presented as discontinued operations.

•	Travelport, Inc.— encompasses our former Travel Distribution Services segment, which is now presented as a discontinued operation.

•	Avis Budget Group, Inc.— encompasses our vehicle rental operations.
On July 31, 2006, we completed the spin-offs of Realogy Corporation and Wyndham Worldwide Corporation in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of then outstanding Cendant common stock held on July 21, 2006. On August 1, 2006, Realogy and Wyndham stock began regular-way trading on the New York Stock Exchange under the symbols “H” and “WYN,” respectively. On August 23, 2006, we completed the sale of Travelport for proceeds of approximately $4.1 billion, net of closing adjustments, of which approximately $1.8 billion was used to repay indebtedness of Travelport.
During 2005, we incurred costs of $15 million in connection with executing our plan, consisting primarily of legal, accounting, other professional and consulting fees and various employee costs.
In connection with the separation, we entered into a separation agreement, tax sharing agreement and transition services agreement with Realogy, Wyndham and Travelport.
RESULTS OF OPERATIONS
Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. Generally accepted accounting principles require us to segregate and report as discontinued operations, for all periods presented, the account balances and activities of Jackson Hewitt, PHH, Wright Express, our former Marketing Services division, Realogy, Wyndham and Travelport. Previously, we could not classify our former mortgage business as a discontinued operation due to Realogy’s participation in a mortgage origination venture that was established with PHH in connection with our January 2005 spin-off of PHH. However, due to the spin-off of Realogy on July 31, 2006, this business is classified as a discontinued operation.
We measure performance using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) time and mileage (“T&M”) revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers. Our car rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual usage of the vehicle during a 24-hour period. We believe that this methodology, while conservative, provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics.
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
Year Ended December 31, 2005 vs. Year Ended December 31, 2004
Our consolidated results of operations comprised the following:

	2005	2004	Change

Net revenues	$5,400	$4,820	$580
Total expenses	5,462	4,813	649

Income (loss) before income taxes	(62)	7	(69)
Benefit from income taxes	(51)	(64)	13

Income (loss) from continuing operations	(11)	71	(82)
Income from discontinued operations, net of tax	1,088	1,822	(734)
Gain on disposal of discontinued operations, net of tax	549	198	351
Cumulative effect of accounting change, net of tax	(8)	-	(8)

Net income	$1,618	$2,091	$(473)

During 2005, our total revenues increased $580 million (12%) principally due to an 11% increase in T&M revenue reflecting a 14% increase in domestic rental days and a 17% increase in international rental days. Total expenses increased $649 million (13%) principally reflecting (i) $306 million of additional vehicle related operating expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, commissions and shuttling costs and (ii) $250 million of additional vehicle depreciation and lease charges, as well as $65 million of additional vehicle interest expense, both primarily resulting from an increase of 15% in the average size of our domestic and international car rental fleets and, in the case of vehicle depreciation, reductions to manufacturer incentives received on our domestic car rental fleet. As a result of these items, as well as a $13 million decrease in our benefit from income taxes, our income from continuing operations decreased $82 million. The benefit from income taxes for 2005 and 2004 reflects the favorable resolution of prior years’ examination matters.
Selling general and administrative expenses include unallocated corporate expenses related to the discontinued operations treatment of our former subsidiaries. We will not incur the majority of these corporate costs going forward.
Income from discontinued operations decreased $734 million, which primarily reflects (i) a decrease of $291 million in net income generated by Travelport which reflects a $425 million impairment charge recorded during 2005 partially offset by increased revenue, (ii) a decrease of $259 million in net income generated by our Marketing Services division, which principally reflects the reversal of a tax valuation allowance of $121 million in January 2004, and (iii) a decrease of $131 million in net income generated by PHH (this business was included in our 2005 results through January 31, 2005, the date of disposition, but was included in our results for all of 2004).
The net gain we recognized on the disposal of discontinued operations increased $351 million year-over-year, which includes a $581 million gain recognized in connection with the sale of our former Marketing Services division during 2005 and a $253 million gain recognized during 2005 in connection with the initial public offering of Wright Express, partially offset by (i) a $281 million non-cash impairment charge and $4 million of transaction costs relating to the PHH spin-off and (ii) the absence of a $198 million gain recognized in connection with the June 2004 sale of Jackson Hewitt. In 2005, we also recorded a $14 million ($8 million, after tax) non-cash charge to reflect the cumulative effect of accounting change as a result of our adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” in fourth quarter 2005.
As a result of the above-mentioned items, net income decreased $473 million.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			EBITDA

	2005	2004	% Change	2005	2004	% Change

Domestic Car Rental	$4,109	$3,658	12%	$225	$265	(15)%
International Car Rental	661	534	24	111	97	14
Truck Rental	546	517	6	103	105	(2)

Total Reportable Segments	5,316	4,709	13	439	467	(6)
Corporate and Other(a)	84	111	(24)	(213)	(76)

Total Company	$5,400	$4,820	12	226	391

Less: Non-vehicle related depreciation and amortization				116	115
Interest expense related to corporate debt, net(b)				172	269

Income (loss) before income taxes				$(62)	$7

(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses.

(b)	The 2005 amount includes a credit resulting from the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.
Domestic Car Rental
Revenues increased $451 million (12%) while EBITDA decreased $40 million (15%) in 2005 compared with 2004, primarily reflecting growth in rental day volume offset by both reduced T&M revenue per rental day and higher fleet costs.
The revenue increase of $451 million was comprised of a $339 million (11%) increase in T&M revenue and a $112 million (18%) increase in ancillary revenues. The increase in T&M revenues was principally driven by a 14% increase in rental days, partially offset by a 3% decrease in T&M revenue per day. The increase in rental days reflects, in part, our strategic decision to implement more competitive pricing in the second half of 2004. This program was continued into the first half of 2005 when we instituted a price increase in response to rising fleet costs. Accordingly, T&M revenue per day decreased 3% during 2005 when compared with 2004 as a whole, but year-over-year price comparisons strengthened over the course of 2005. Fleet depreciation, interest and lease charges increased $226 million (21%) in 2005 primarily due to (i) an increase of 14% in the average size of our domestic rental fleet and (ii) reductions to manufacturer incentives received on our 2005 model year rental car fleet (which was utilized during 2005) as compared with those received on our 2004 model year rental car fleet (which was utilized during 2004). We also incurred $181 million of additional expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, commissions and shuttling costs.
The $112 million increase in ancillary revenues was due primarily to (i) a $48 million increase in airport concession and vehicle licensing revenues, which was more than offset in EBITDA by $51 million of higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, (ii) a $35 million increase in counter sales of insurance and other items, and (iii) a $29 million increase in gasoline revenues, which was more than offset in EBITDA by $39 million of higher gasoline costs.
EBITDA from our domestic car rental operations also reflects $28 million of incremental interest income earned on intercompany balances with our corporate parent, which will be forgiven in connection with the separation, partially offset by (i) $12 million of incremental expenses relating to the estimated damages caused by the hurricanes experienced in the Gulf Coast in 2005, which primarily included the impairment of rental cars, and (ii) $10 million of additional litigation expense resulting from the settlement of a dispute.
International Car Rental
Revenues and EBITDA increased $127 million (24%) and $14 million (14%), respectively, in 2005 compared with 2004, primarily reflecting growth in rental day volume.

The revenue increase of $127 million was comprised of an $86 million (22%) increase in T&M revenue and a $41 million (29%) increase in ancillary revenues. The increase in T&M revenues was principally driven by a 17% increase in rental days and a 4% increase in T&M revenue per day. The favorable effect of incremental T&M revenues was partially offset in EBITDA by $49 million (45%) of increased fleet depreciation, interest and lease charges principally resulting from an increase of 21% in the average size of our international rental fleet to support increased demand. We also incurred $48 million of additional expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, commissions and shuttling costs.
The $41 million increase in ancillary revenues was due primarily to (i) a $24 million increase in counter sales of insurance and other items, (ii) a $12 million increase in airport concession and vehicle licensing revenues, substantially all of which are remitted to airport and other regulatory authorities thereby having a minimal impact on EBITDA, and (iii) a $5 million increase in gasoline revenues, which was more than offset in EBITDA by $6 million of higher gasoline costs.
The increases discussed above include $46 million of revenue and $1 million of EBITDA losses resulting from our acquisitions of international franchisees during 2005, as well as the effect of favorable foreign currency exchange rate fluctuations of $28 million, which was largely offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses.
Truck Rental
Revenues increased $29 million (6%), while EBITDA decreased $2 million (2%) in 2005 compared with 2004.
The revenue increase of $29 million was comprised of an $18 million (4%) increase in T&M revenue and an $11 million (16%) increase in counter sales of insurance and other items. The increase in T&M revenues was principally driven by a 3% increase in T&M revenue per day and a modest increase in rental days. The favorable effect of incremental T&M revenues was more than offset in EBITDA by $39 million of increased fleet depreciation, interest and lease charges principally resulting from an increase of 10% in the average size of our truck rental fleet in anticipation of increased demand and higher per unit fleet costs.
EBITDA from our truck rental operations also reflects (i) $6 million of additional dealer commission expense associated with increased T&M revenue, as discussed above and (ii) $5 million of restructuring costs, representing facility, employee relocation and severance costs incurred in connection with the closure of a reservation center and unprofitable Budget truck rental locations. These increases were partially offset by (i) a $13 million credit relating to a refinement made during 2005 in how we estimate repair and refurbishment costs of our truck fleet and (ii) a $7 million decrease in our self-insurance reserve for public liability and property damage costs as a result of more favorable claims experience.
Corporate and Other
Revenues decreased $27 million and the EBITDA loss increased from $76 million in 2004 to $213 million in 2005.
Revenues and EBITDA were unfavorably impacted in 2005 by a $22 million reduction to realized gains on the sale of Homestore stock during 2005 compared with 2004 and a $13 million reduction in earnings on a credit card marketing program under which we earn fees based on a percentage of credit card spending. Such amounts were partially offset by a $5 million increase in revenues earned in 2005 under agreements where we provide certain transitional administrative services to businesses we recently sold or distributed (including Jackson Hewitt, PHH and our former Marketing Services division).
EBITDA was further unfavorably impacted year-over-year by (i) the absence of a $55 million credit recorded in 2004 in connection with previously established liabilities for severance and other termination benefits for which we no longer believed we were liable, (ii) $19 million of restructuring charges recorded during 2005, (iii) $15 million of expenses recorded during 2005 in connection with our separation plan and (iv) a credit of $12 million in 2004 relating to the termination of a lease on more favorable terms than originally estimated.

Year Ended December 31, 2004 vs. Year Ended December 31, 2003
Our consolidated results of operations comprised the following:

	2004	2003	Change

Net revenues	$4,820	$4,682	$138
Total expenses	4,813	4,945	(132)

Income (loss) before income taxes	7	(263)	270
Benefit from income taxes	(64)	(114)	50

Income (loss) from continuing operations	71	(149)	220
Income from discontinued operations, net of tax	1,822	1,558	264
Gain on disposal of discontinued operations, net of tax	198	-	198
Cumulative effect of accounting change, net of tax	-	(329)	329

Net income	$2,091	$1,080	$1,011

During 2004, our total revenues increased $138 million (3%) principally due to a 2% increase in T&M revenue, which was primarily driven by an 11% increase in international rental days and a 6% increase in international pricing. Revenues within our domestic operations remained relatively consistent year-over-year. Total expenses decreased $132 million (3%) principally reflecting (i) $106 million of lower non-vehicle interest expense primarily related to the retirement of our former 11% senior subordinated notes, (ii) $58 million of lower vehicle depreciation and lease charges primarily resulting from enhanced incentives offered by car manufacturers on our 2004 model year rental car inventory, (iii) $28 million of lower selling, general and administrative expenses principally due to cost savings realized in connection with our strategic initiative to reduce overhead, including marketing and advertising, as well as cost savings realized upon the completion of the Budget integration and (iv) $21 million of lower vehicle interest expense due primarily to the refinancing of higher-rate borrowings with a more favorable interest rate. The favorable effect of these reductions was partially offset by $83 million of additional operating expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, commissions and shuttling costs. As a result of these items, as well as a $50 million reduction in our benefit from income taxes, our income from continuing operations increased $220 million. The benefit from income taxes for 2004 reflects the favorable resolution of prior years’ examination matters and the benefit from income taxes for 2003 reflects reversals in our valuation allowance.
Income from discontinued operations increased $264 million, and reflects (i) an increase of $144 million in net income generated by our Marketing Services division, which principally reflects the reversal of a tax valuation allowance of $121 million in January 2004, and (ii) an increase of $92 million in net income generated by Realogy.
We also recorded a net gain of $198 million in connection with the initial public offering of Jackson Hewitt in June 2004. In 2003, we recorded a non-cash charge of $329 million to reflect the cumulative effect of accounting change in relation to the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”
As a result of the above-mentioned items, net income increased approximately $1.0 billion.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			EBITDA

			%			%
	2004	2003	Change	2004	2003	Change

Domestic Car Rental	$3,658	$3,640	-%	$265	$165	61%
International Car Rental	534	447	19	97	55	76
Truck Rental	517	512	1	105	108	(3)

Total Reportable Segments	4,709	4,599	2	467	328	42
Corporate and Other (a)	111	83	34	(76)	(111)

Total Company	$4,820	$4,682	3	391	217

Less: Non-vehicle related depreciation and amortization				115	105
Interest expense related to corporate debt, net (b)				269	375

Income (loss) before income taxes				$7	$(263)

(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses.
Domestic Car Rental
Revenues and EBITDA increased $18 million and $100 million (61%), respectively, in 2004 compared with 2003, primarily reflecting cost savings upon the successful integration of Budget, the assets of which were acquired in November 2002, and the implementation of other cost savings initiatives.
The revenue increase of $18 million was comprised of a $3 million increase in T&M revenues and a $15 million increase in ancillary revenues. T&M revenues increased by a modest $3 million as a 3% increase in rental days was offset by a 3% decrease in T&M revenue per day, which was primarily driven by price competition in the car rental industry. Fleet depreciation, interest and lease charges decreased $81 million (7%) in 2004 despite a 3% increase in the average size of our domestic rental fleet. This decrease primarily resulted from the successful integration of Budget and enhanced incentives offered by car manufacturers on our 2004 model year rental car inventory, which lowered our overall fleet costs in 2004. We also incurred $58 million of additional expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, commissions and shuttling costs.
The $15 million increase in ancillary revenues was due to (i) a $17 million increase in airport concession and vehicle licensing revenues, which was partially offset in EBITDA by associated expenses required to be remitted to airport and other regulatory authorities and (ii) a $10 million increase in gasoline revenues, which was more than offset in EBITDA by $16 million of higher gasoline costs. These increases were partially offset by a $12 million decrease in counter sales of insurance and other items.
EBITDA from our domestic car rental operations also reflects (i) $51 million of cost savings realized in connection with the successful integration of Budget and other initiatives undertaken by management to reduce overhead, including marketing and advertising and (ii) $33 million of lower vehicle insurance costs, which was driven by our decision to reduce higher-risk rentals.
International Car Rental
Revenues and EBITDA increased $87 million (19%) and $42 million (76%), respectively, in 2004 compared with 2003 due to increased rental day volume, increased pricing and favorable foreign exchange fluctuations.
The revenue increase was comprised of a $59 million (18%) increase in car rental T&M revenue and a $28 million (25%) increase in ancillary revenues. The increase in T&M revenues was principally driven by an 11% increase in rental days and a 6% increase in T&M revenue per day. Fleet depreciation, interest and lease charges increased by $5 million (5%) despite a 12% increase in the average size of our international rental fleet to support increased demand. We also incurred $27 million of additional expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, commissions and shuttling costs.
The $28 million increase in ancillary revenues was due to (i) a $15 million increase in counter sales of insurance and other items, (ii) a $9 million increase in airport concession and vehicle licensing revenues, substantially all of which are remitted to airport and other regulatory authorities thereby having a minimal impact on EBITDA, and (iii) a $4 million increase in gasoline revenues, which was offset in EBITDA by $4 million of higher gasoline costs. The increases discussed above include the effect of favorable foreign currency exchange rate fluctuations of $43 million, which was partially offset in EBITDA by $30 million due to the unfavorable impact of foreign currency exchange rate fluctuations on expenses.
Truck Rental
Budget truck rental revenues increased $5 million (1%) in 2004, while EBITDA decreased $3 million (3%) in 2004 compared with 2003.
The revenue increase of $5 million was comprised of a $10 million (2%) increase in T&M revenue, partially offset by a $5 million (7%) reduction in counter sales of insurance and other items. The $10 million increase in T&M revenue was principally driven by an 8% increase in T&M revenue per day, partially offset by a 5% reduction in rental days. In addition to the favorable effect of incremental T&M revenues, EBITDA also benefited from a $6 million (13%) reduction in fleet depreciation and lease charges principally resulting from a 10% reduction in the average size of our truck rental fleet as a result of our efforts to focus on higher utilization of newer and more efficient trucks. Our focus on higher utilization of newer and more efficient trucks also caused the reduction in rental days discussed above, as we had fewer trucks to rent. Additionally, we incurred $5 million of additional vehicle interest expense to fund the purchase of newer and more efficient trucks. EBITDA from our truck rental operations also reflects $9 million of additional commission expense associated with increased T&M revenue.
Corporate and Other
Revenues increased $28 million and the EBITDA loss decreased from $111 million in 2003 to $76 million in 2004.
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
EBITDA was also favorably impacted year-over-year by (i) a $39 million reduction in securities-related litigation charges in 2004 compared with 2003 principally resulting from a credit of $55 million in 2004 relating to previously established liabilities for severance and other termination benefits for which we no longer believe we are liable, partially offset by ongoing investigation costs relating to the discovery in 1998 of accounting irregularities in former CUC businesses and (ii) a credit of $12 million in 2004 relating to the termination of a lease on more favorable terms than originally estimated. These favorable EBITDA variances were partially offset by a $35 million increase in incentive-based compensation expenses.

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
FINANCIAL CONDITION

	2005	2004	Change

Total assets exclusive of assets under vehicle programs	$25,993	$35,626	$(9,633)
Total liabilities exclusive of liabilities under vehicle programs	13,889	21,966	(8,077)
Assets under vehicle programs	8,500	7,072	1,428
Liabilities under vehicle programs	9,262	8,268	994
Stockholders’ equity	11,342	12,464	(1,122)
Total assets exclusive of assets under vehicle programs decreased approximately $9.6 billion primarily due to (i) the spin-off of PHH, which reduced assets by approximately $9.6 billion, (ii) the sale of the Marketing Services division, which (excluding proceeds received on the sale) reduced assets by approximately $1.1 billion, (iii) the sale of Wright Express, which (excluding proceeds received on the sale) reduced assets by $685 million and (iv) a reduction of approximately $1.3 billion in our net deferred tax asset principally due to the utilization of our net operating loss carryforwards during 2005. These decreases were partially offset by approximately $2.3 billion of assets acquired in connection with the completion of certain acquisitions which are now presented as discontinued operations.
Total liabilities exclusive of liabilities under vehicle programs decreased approximately $8.1 billion primarily due to (i) the spin-off of PHH, which reduced liabilities by approximately $8.1 billion, (ii) the sale of the Marketing Services division, which reduced liabilities by $758 million, (iii) the sale of Wright Express, which reduced liabilities by $434 million and (iv) a net reduction of approximately $640 million in borrowings under our revolving credit facility. These decreases were partially offset by approximately $670 million of liabilities that we assumed in connection with certain acquisitions which are now presented as discontinued operations.
Assets under vehicle programs increased approximately $1.4 billion primarily due to the net additions to our vehicle rental fleet, reflecting current and projected year-over-year increases in demand.
Liabilities under vehicle programs increased approximately $1.0 billion primarily due to additional borrowings to support the growth in our vehicle rental fleet described above. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.
Stockholders’ equity decreased approximately $1.1 billion primarily due to (i) the $1.4 billion dividend of PHH’s equity to our shareholders, (ii) our repurchase of approximately $1.3 billion of our common stock and (iii) $423 million of cash dividend payments. Such decreases were partially offset by (i) net income of approximately $1.6 billion for 2005, (ii) the $281 million adjustment to offset the valuation charge associated with the PHH spin-off (which is included in both the $1.4 billion PHH dividend and in the 2005 net income, therefore necessitating the adjustment) and (iii) $347 million related to the exercise of employee stock options (including a $79 million tax benefit).

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, including available funding arrangements and committed credit facilities, each of which is discussed below.
CASH FLOWS
At December 31, 2005, we had $546 million of cash on hand, an increase of $383 million from $163 million at December 31, 2004. The following table summarizes such increase:

	Year Ended December 31,

	2005	2004	Change

Cash provided by (used in):
Operating activities	$1,000	$787	$213
Investing activities	27	(810)	837
Financing activities	(1,001)	(1,030)	29
Effects of exchange rate changes	-	4	(4)
Cash provided by discontinued operations	357	639	(282)

Net change in cash and cash equivalents	$383	$(410)	$793

During 2005, we generated $213 million more cash from operating activities in comparison to 2004. This change principally reflects (i) an increase in operating results in 2005 compared to 2004, when adjusted for non-cash items, including depreciation and amortization, and (ii) reduced working capital requirements.
During 2005, we generated $27 million of cash from investing activities, compared to using $810 million of cash in investing activities in 2004. This change is primarily due to an increase of approximately $1.8 billion in cash proceeds from dispositions of businesses, net of transaction-related payments, which reflects $1.7 billion and $964 million in proceeds related to the disposition of our former Marketing Services division and the initial public offering of Wright Express in 2005, respectively, partially offset by $772 million we received in connection with the initial public offering of Jackson Hewitt in 2004. These increases were partially offset by (i) an $841 million increase in cash used to purchase rental vehicles during 2005 and (ii) the use of $125 million more cash in 2005 to acquire rental car licensees and associated vehicles.
We used $29 million less cash in financing activities in 2005 compared to 2004. Such change includes a reduction of $541 million in cash used to settle corporate indebtedness, the generation of $710 million more cash from borrowing activity within our vehicle programs in 2005, offset by the absence of proceeds received on the Upper DECS in 2004 and increased net stock repurchases in 2005. The reduction in cash used to settle corporate debt includes (i) the payment of $778 million to repurchase $763 million of our 6.75% notes in 2004 that formed a portion of the Upper DECS, (ii) the use of $345 million to retire our 11% senior subordinated notes in 2004, (iii) the payment of $811 million to redeem our 3 7/8% convertible senior debentures in 2004, and (iv) the repayment in 2005 of borrowings under our revolving credit facility in 2004. These increases were partially offset by (i) the absence of $863 million of cash we received in connection with the settlement of the forward purchase contract component of our former Upper DECS securities, whereby we issued 38 million shares of common stock in 2004, (ii) an increase of $304 million in cash used for common stock repurchases (net of proceeds received on the issuance of common stock) and (iii) the use of $90 million more cash in 2005 for the payment of dividends.
DEBT AND FINANCING ARRANGEMENTS
At December 31, 2005, we had approximately $11.4 billion of indebtedness (including corporate indebtedness of approximately $3.5 billion and debt under vehicle programs of approximately $7.9 billion).

Corporate indebtedness consisted of:

		As of December 31,

	Maturity Date	2005	2004	Change

Term notes
6 7/8% notes	August 2006	$850	$850	$-
4.89% notes	August 2006	100	100	-
6 1/4% notes	January 2008	798	797	1
6 1/4% notes	March 2010	349	349	-
7 3/8% notes	January 2013	1,192	1,191	1
7 1/8% notes	March 2015	250	250	-
Other
Revolver borrowings (a)	November 2009	7	650	(643)
Net hedging gains (losses) (b)		(47)	17	(64)
Other		9	30	(21)

		$3,508	$4,234	$(726)

(a)	Outstanding borrowings do not include $350 million of borrowings for which our Travelport subsidiary is the primary obligor. This amount is included within liabilities of discontinued operations on our Consolidated Balance Sheet at December 31, 2005.

(b)	As of December 31, 2005, the balance represents $153 million of net mark-to-market adjustments on current interest rate hedges, partially offset by $106 million of net gains resulting from the termination of interest rate hedges. As of December 31, 2004, the balance represents $138 million of net gains resulting from the termination of interest rate hedges, partially offset by $121 million of mark-to-market adjustments on current interest rate hedges.
The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC):

	As of December 31,

	2005	2004	Change

Avis Budget Rental Car Funding (a)	$6,957	$5,935	$1,022
Budget Truck financing:
HFS Truck Funding program (b)	149	220	(71)
Capital leases (c)	370	225	145
Other (d)	433	347	86

	$7,909	$6,727	$1,182

(a)	The change in the balance at December 31, 2005 principally reflects the issuance of fixed and floating rate asset-backed notes at various interest rates to support the acquisition of vehicles, partially offset by net repayments of outstanding term notes.

(b)	The change in the balance at December 31, 2005 reflects payment of floating rate notes in connection with the retirement of portions of our truck rental fleet, which currently is acquired primarily under capital lease arrangements.

(c)	The change in the balance at December 31, 2005 reflects $145 million of additional capital lease arrangements to finance the acquisition of a portion of our truck rental fleet.

(d)	The change in the balance at December 31, 2005 primarily reflects incremental borrowings under our bank loan and commercial paper conduit facilities to support the acquisition of vehicles in our international operations.
On January 19, 2006, we issued $600 million of asset-backed notes under our vehicle rental program. The issuance consisted of five-year floating rate notes currently bearing interest at LIBOR plus 22 basis points.

The following table provides the contractual maturities for our corporate debt and our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2005:

		Debt Under
	Corporate	Vehicle
	Debt	Programs

Due in 2006	$975	$2,456
Due in 2007	5	1,816
Due in 2008	797	1,639
Due in 2009	-	480
Due in 2010	331	800
Thereafter	1,400	718

	$3,508	$7,909

At December 31, 2005, we had approximately $2.9 billion of available funding under our various financing arrangements (comprised of approximately $1.9 billion of availability at the corporate level and approximately $1.0 billion available for use in our vehicle programs). As of December 31, 2005, the committed credit facility and commercial paper programs at the corporate level included:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity

Revolving credit facility and commercial paper program (a)	$3,500	$7	$1,256	$1,887
Letter of credit facility (b)	303	-	303	-

(a)	In addition to the letters of credit issued as of December 31, 2005, the revolving credit facility contains the committed capacity to issue an additional $494 million in letters of credit. The letters of credit outstanding under this facility at December 31, 2005 were issued primarily to support our vehicle rental business.

(b)	Final maturity date is July 2010.
As of December 31, 2005, available funding under our asset-backed debt programs related to our vehicle programs consisted of:

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity

Debt due to Avis Budget Rental Funding (b)	$7,580	$6,957	$623
Budget Truck Financing:
HFS Truck Funding program (c)	149	149	-
Capital leases (d)	370	370	-
Other (e)	821	433	388

	$8,920	$7,909	$1,011

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $7.5 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase agreements) and related assets.

(c)	The outstanding debt is collateralized by approximately $148 million of underlying vehicles and related assets.

(d)	In connection with these capital leases, there are corresponding unamortized assets of $364 million classified within vehicles, net on our Consolidated Balance Sheet as of December 31, 2005.

(e)	The outstanding debt is collateralized by $635 million of vehicles and related assets.
The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2005 can be found in Notes 14 and 15 to our Consolidated Financial Statements.
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
Our liquidity position may be negatively affected by unfavorable conditions in the vehicle rental industry. Additionally, our liquidity as it relates to vehicle programs, could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs or (ii) increased costs associated with the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company is not able to honor its obligations to repurchase the related vehicles. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios or other requirements.
Additionally, we monitor the maintenance of required financial ratios and, as of December 31, 2005, we were in compliance with all financial covenants under our credit facilities.
Seasonality
Historically, the third quarter of the year has been our strongest quarter due to the increased level of leisure travel and household moving activity. Any occurrence that disrupts rental activity during the third quarter could have a disproportionately material adverse effect on our results of operations. Set forth below is the percentage of revenues earned by each of our segments during each quarter of fiscal year 2005:

	First	Second	Third	Fourth

Domestic Car Rental	22%	25%	28%	25%
International Car Rental	22	23	29	26
Truck Rental	19	27	31	23
In addition, certain expenses, such as rent, are fixed and cannot be reduced in response to seasonal fluctuations in our operations.
CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt, including current portion	$975	$5	$797	$-	$331	$1,400	$3,508
Asset-backed debt under programs (a)	2,456	1,816	1,639	480	800	718	7,909
Operating leases	327	287	220	145	101	618	1,698
Commitments to purchase vehicles (b)	8,035	4,409	1,938	-	-	-	14,382
Other purchase commitments (c)	162	143	77	45	42	35	504

	$11,955	$6,660	$4,671	$670	$1,274	$2,771	$28,001

(a)	Represents debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding), which was issued to support the purchase of vehicles.

(b)	Primarily represents commitments to purchase vehicles from either General Motors Corporation or Ford Motor Company. These commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase agreements. The purchase of such vehicles is financed through the issuance of debt under vehicle programs in addition to cash received upon the sale of vehicles primarily under repurchase agreements (see Note 15 to our Consolidated Financial Statements).

(c)	Primarily represents commitments under service contracts for information technology and telecommunications.
The above table does not include future cash payments related to interest expense or any potential amount of future payments that we may be required to make under standard guarantees and indemnifications that we have entered into in the ordinary course of business. For more information regarding guarantees and indemnifications, see Note 16 to our Consolidated Financial Statements. Also not reflected in the above table are costs associated with the separation of the Company.

ACCOUNTING POLICIES
Critical Accounting Policies
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events and/or events that are outside of our control. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.
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
The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was approximately $2.2 billion and $654 million, respectively, at December 31, 2005.
Our goodwill and other indefinite-lived intangible assets are allocated among three reporting units. Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows, as such change may be isolated to one of our reporting units or spread across our entire organization. In either case, the magnitude of any impairment to goodwill or other indefinite-lived intangible assets resulting from adverse changes cannot be estimated. However, our businesses are concentrated in one industry and, as a result, an adverse change in the vehicle rental industry will impact our consolidated results and may result in impairment of our goodwill or other indefinite-lived intangible assets.
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

Financial Instruments. We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option pricing models or other conventional valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements, which are disclosed in Note 20 to our Consolidated Financial Statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment, which is performed at least quarterly, involves an estimation of changes in fair value resulting from changes in interest rates, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See Item 7a. “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of the effect of hypothetical changes to these assumptions.
Changes in Accounting Policies
During 2005, we adopted the following standard as a result of the issuance of new accounting pronouncements:

•	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
We will adopt the following recently issued standard as required:

•	SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions,” and

•	SFAS No. 123R, “Share-Based Payment”
For detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 2 to our Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use various financial instruments, particularly swap contracts, futures and options contracts to manage and reduce the interest rate risk related specifically to our debt. Foreign currency forwards are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and other transactions.
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 20 — Financial Instruments to our Consolidated Financial Statements.
Our principal market exposures are interest and foreign currency rate risks.

•	Our primary interest rate exposure at December 31, 2005 was to interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•	We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound, Canadian dollar, Australian dollar and the New Zealand dollar. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates.
We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio and interest rate derivative portfolios. The primary assumption used in this model is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.
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
We used December 31, 2005, 2004 and 2003 market rates on outstanding financial instruments to perform the sensitivity analyses separately for each of our market risk exposures. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.
We have determined that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. While these results may be used as benchmarks, they should not be viewed as forecasts.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Financial Statements and Financial Statement Index commencing on page F-1 hereof.
ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. In connection with the original filing of our 2005 Annual Report on Form-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective.

As described in Note 24 to the accompanying Consolidated Financial Statements, we have restated the Consolidated Financial Statements included in this report for certain errors in the allocation of purchase price among three businesses acquired in March 2001, the aggregation of two of the businesses for purposes of testing goodwill impairment, and certain items related to the operations of our former PHH Corporation subsidiary. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reevaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report to determine whether the restatement changes our prior conclusion, and has determined that it does not change our conclusion that as of the end of the period covered by this report, our disclosure controls and procedures were effective. In arriving at this conclusion, management considered the facts and circumstances that resulted in the financial statement errors and restatement. Based on such considerations, management does not believe the restatement was the result of a material weakness in our internal control over financial reporting because we believe that such controls and procedures operated in a manner that provided management with a reasonable basis for the original conclusions with respect to the allocation of purchase price among three businesses acquired in March 2001 and the aggregation of two of the businesses for purposes of testing goodwill impairment. Additionally, management has concluded that the adjustments related to the operations of PHH Corporation were not the result of control deficiencies that existed within our internal control over financial reporting as of December 31, 2005, as these adjustments were the result of errors that occurred at PHH Corporation, which was spun off as of January 31, 2005.

(b)	Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2005, our internal control over financial reporting is effective. Our independent auditors have issued an attestation report on our management’s assessment of the Company’s internal control over financial reporting, which is included below.

(c)	Changes in Internal Control Over Financial Reporting. During the second quarter of 2005, we began implementing integration activities related to our acquisitions of ebookers plc and Gullivers Travel Associates, which were consummated on February 28, 2005 and April 1, 2005, respectively. Total revenues and total assets related to these two acquisitions were $303 million for the year ended December 31, 2005 and approximately $1.8 billion as of December 31, 2005, respectively, and are reflected within discontinued in our Consolidated Financial Statements. Each of these companies, headquartered outside of the United States, was accustomed to operating under less stringent financial reporting and operating control frameworks when, compared to the Company’s existing frameworks (including reporting deadlines, application of U.S. GAAP, general computer controls, extent of process documentation, etc.). As part of the process of integrating these companies into the Company’s process and system of internal controls, we identified areas where improvements in process, systems and documentation were necessary at these businesses. As of December 31, 2005, the majority of the improvements that were initiated to strengthen the control environments at these businesses had been completed.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Avis Budget Group, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Avis Budget Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flow for the year ended December 31, 2005, and our report dated February 28, 2006 (March 1, 2007 as to the effects of the presentation of discontinued operations, new segment reporting structure, and restatement described in Notes 1 and 24) expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the change in presentation in 2005 of the Company’s consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing and financing activities of discontinued operations and the retroactive revision of the statements of cash flows for the years ended December 31, 2004 and 2003, for the change.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2006

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ JOHN T. MCCLAIN
John T. McClain Senior Vice President and Chief Accounting Officer March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Avis Budget Group, Inc.:
We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 1 to the consolidated financial statements, in connection with the Company’s classification of certain subsidiaries as discontinued operations during the third quarter of 2006, the account balances and activities of these subsidiaries have been segregated and reported as discontinued operations for all periods presented. Also discussed in Note 1, the Company has adopted a new segment reporting structure.
As discussed in Note 24 to the consolidated financial statements, the consolidated financial statements have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
February 28, 2006
(March 1, 2007 as to the effects of the presentation of
discontinued operations, new segment reporting
structure, and restatement described in Notes 1 and 24)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended December 31,

	2005	2004	2003

	(Restated — see Note 24)
Revenues
Vehicle rental	$4,302	$3,860	$3,788
Other	1,098	960	894

Net revenues	5,400	4,820	4,682

Expenses
Operating	2,729	2,413	2,342
Vehicle depreciation and lease charges, net	1,238	988	1,046
Selling, general and administrative	857	784	812
Vehicle interest, net	309	244	265
Non-vehicle related depreciation and amortization	116	115	105
Interest expense related to corporate debt, net:
Interest expense	172	251	317
Early extinguishment of debt	-	18	58
Separation costs	15	-	-
Restructuring charges	26	-	-

Total expenses	5,462	4,813	4,945

Income (loss) before income taxes	(62)	7	(263)
Benefit from income taxes	(51)	(64)	(114)

Income (loss) from continuing operations	(11)	71	(149)
Income from discontinued operations, net of tax	1,088	1,822	1,558
Gain (loss) on disposals of discontinued operations, net of tax
PHH valuation and transaction-related charges	(285)	-	-
Gain on disposals	834	198	-

Income before cumulative effect of accounting changes	1,626	2,091	1,409
Cumulative effect of accounting changes, net of tax	(8)	-	(329)

Net income	$1,618	$2,091	$1,080

Earnings (loss) per share
Basic
Income (loss) from continuing operations	$(0.01)	$0.07	$(0.15)
Net income	1.56	2.03	1.06
Diluted
Income (loss) from continuing operations	$(0.01)	$0.07	$(0.15)
Net income	1.56	1.97	1.06
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,

	2005	2004

	(Restated — see Note 24)
Assets
Current assets:
Cash and cash equivalents	$546	$163
Receivables (net of allowance for doubtful accounts of $20 and $19)	348	314
Deferred income taxes	375	166
Other current assets	234	304
Assets of discontinued operations	20,512	29,452

Total current assets	22,015	30,399
Property and equipment, net	516	509
Deferred income taxes	260	1,731
Goodwill	2,188	2,183
Other intangibles, net	731	648
Other non-current assets	283	156

Total assets exclusive of assets under vehicle programs	25,993	35,626

Assets under vehicle programs:
Program cash	15	-
Vehicles, net	7,509	6,375
Receivables from vehicle manufacturers and other	602	348
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	374	349

	8,500	7,072

Total assets	$34,493	$42,698

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,287	$2,007
Current portion of long-term debt	975	679
Liabilities of discontinued operations	7,263	15,027

Total current liabilities	10,525	17,713
Long-term debt	2,533	3,555
Other non-current liabilities	831	698

Total liabilities exclusive of liabilities under vehicle programs	13,889	21,966

Liabilities under vehicle programs:
Debt	952	792
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,957	5,935
Deferred income taxes	1,139	1,383
Other	214	158

	9,262	8,268

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	-	-
Common stock, $.01 par value—authorized 2 billion shares; issued 1,350,852,215 and 1,333,462,545 shares	14	13
Additional paid-in capital	12,009	11,790
Retained earnings	5,997	5,948
Accumulated other comprehensive income	40	274
Treasury stock, at cost—339,246,211 and 282,135,978 shares	(6,718)	(5,561)

Total stockholders’ equity	11,342	12,464

Total liabilities and stockholders’ equity	$34,493	$42,698

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2005	2004	2003

	(Restated — see Note 24)
Operating Activities
Net income	$1,618	$2,091	$1,080
Adjustments to arrive at income from continuing operations	(1,629)	(2,020)	(1,229)

Income (loss) from continuing operations	(11)	71	(149)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	116	115	105
Deferred income taxes	(170)	(224)	(315)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(14)	(2)	3
Income taxes	(69)	78	268
Accounts payable and other current liabilities	(4)	(106)	(74)
Proceeds from (payments for) termination of fair value hedges	-	(9)	200
Other, net	(39)	(77)	210

Net cash provided by (used in) operating activities exclusive of vehicle programs	(191)	(154)	248

Vehicle programs:
Vehicle depreciation	1,191	941	942

	1,191	941	942

Net cash provided by operating activities	1,000	787	1,190

Investing activities
Property and equipment additions	(146)	(121)	(147)
Net assets acquired (net of cash acquired) and acquisition-related payments	(211)	(86)	(46)
Proceeds received on asset sales	46	32	90
Proceeds from sales of available-for-sale securities	18	40	-
Proceeds from dispositions of businesses, net of transaction-related payments	2,636	778	-
Other, net	66	16	10

Net cash provided by (used in) investing activities exclusive of vehicle programs	2,409	659	(93)

Vehicle programs:
Decrease (increase) in program cash	(15)	31	(21)
Investment in vehicles	(11,214)	(10,373)	(9,584)
Payments received on investment in vehicles	8,869	8,882	8,887
Other, net	(22)	(9)	-

	(2,382)	(1,469)	(718)

Net cash provided by (used in) investing activities	27	(810)	(811)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,

	2005	2004	2003

	(Restated — see Note 24)
Financing activities
Proceeds from borrowings	-	27	2,586
Principal payments on borrowings	(38)	(1,906)	(2,397)
Net short-term borrowing (repayments) under revolving credit agreement	(650)	650	(600)
Issuances of common stock	289	1,430	446
Repurchases of common stock	(1,349)	(1,323)	(1,090)
Payment of dividends	(423)	(333)	-
Other, net	7	(28)	(78)

Net cash used in financing activities exclusive of vehicle programs	(2,164)	(1,483)	(1,133)

Vehicle programs:
Proceeds from borrowings	10,246	9,568	4,431
Principal payments on borrowings	(9,149)	(9,185)	(4,529)
Net change in short-term borrowings	81	81	-
Other, net	(15)	(11)	(16)

	1,163	453	(114)

Net cash used in financing activities	(1,001)	(1,030)	(1,247)

Effect of changes in exchange rates on cash and cash equivalents	-	4	-
Cash provided by (used in) discontinued operations (Revised— See Note 1)
Operating activities	2,513	4,604	5,961
Investing activities	(2,746)	(3,699)	(2,513)
Financing activities	641	(280)	(2,001)
Effect of exchange rate changes	(51)	14	(6)

Cash provided by discontinued operations	357	639	1,441

Net increase (decrease) in cash and cash equivalents	383	(410)	573
Cash and cash equivalents, beginning of period	163	573	-

Cash and cash equivalents, end of period	$546	$163	$573

Supplemental Disclosure of Cash Flow Information
Interest payments	$576	$584	$499
Income tax payments (refunds), net	$188	$82	$(67)
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2003 (as previously reported)	1,239	$12	$10,090	$3,258	$(14)	(207)	$(4,031)	$9,315
Effect of restatement	-	-	-	(148)	-	-	-	(148)

Balance at January 1, 2003 (restated—see Note 24)	1,239	$12	$10,090	$3,110	$(14)	(207)	$(4,031)	$9,167
Comprehensive income:
Net income (restated)	-	-	-	1,080	-	-	-
Currency translation adjustment	-	-	-	-	143	-	-
Unrealized gains on cash flow hedges, net of tax of $27	-	-	-	-	38	-	-
Unrealized gains on available-for-sale, securities, net of tax of $25	-	-	-	-	45	-	-
Reclassification for realized holding gains on available-for-sale securities, net of tax of $(1)	-	-	-	-	(3)	-	-
Total comprehensive income (restated)								1,303
Issuance of common stock	-	-	(4)	-	-	1	21	17
Net activity related to restricted stock units	-	-	15	-	-	-	-	15
Exercise of stock options	21	-	75	-	-	19	359	434
Tax benefit from exercise of stock options	-	-	106	-	-	-	-	106
Repurchases of common stock	-	-	-	-	-	(65)	(1,090)	(1,090)
Other	-	1	2	-	-	-	(9)	(6)

Balance at December 31, 2003 (restated)	1,260	$13	$10,284	$4,190	$209	(252)	$(4,750)	$9,946
Comprehensive income:
Net income (restated)	-	-	-	2,091	-	-	-
Currency translation adjustment		-	-	-	84	-	-
Unrealized gains on cash flow hedges, net of tax of $16	-	-	-	-	31	-	-
Reclassification for gains on cash flow hedges, net of tax of $(4)	-	-	-	-	(8)	-	-
Unrealized losses on available-for-sale, securities, net of tax of $(2)	-	-	-	-	(3)	-	-
Reclassification for realized holding gains on available-for-sale securities, net of tax of $(18)	-	-	-	-	(27)	-	-
Minimum pension liability adjustment, net of tax of $(6)	-	-	-	-	(12)	-	-
Total comprehensive income (restated)								2,156
Conversion of zero coupon senior convertible contingent notes	22	-	430	-	-	-	-	430
Settlement of forward purchase contracts—Upper DECS securities	38	-	863	-	-	-	-	863
Net activity related to restricted stock units	-	-	15	-	-	2	29	44
Exercise of stock options	13	-	71	-	-	25	482	553
Tax benefit from exercise of stock options	-	-	116	-	-	-	-	116
Repurchases of common stock	-	-	-	-	-	(58)	(1,323)	(1,323)
Payment of dividends	-	-	-	(333)	-	-	-	(333)
Other	-	-	11	-	-	1	1	12

Balance at December 31, 2004 (restated)	1,333	$13	$11,790	$5,948	$274	(282)	$(5,561)	$12,464

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2005 (restated)	1,333	$13	$11,790	$5,948	$274	(282)	$(5,561)	$12,464
Comprehensive income:
Net income (restated)	-	-	-	1,618	-	-	-
Currency translation adjustment, net of tax of $(20)	-	-	-	-	(219)	-	-
Unrealized gains on cash flow hedges, net of tax of $26	-	-	-	-	39	-	-
Reclassification for gains on cash flow hedges, net of tax of $(8)	-	-	-	-	(11)	-	-
Unrealized loss on available-for-sale securities, net of tax of $1	-	-	-	-	(2)	-	-
Reclassification for realized holding gains on available-for-sale securities, net of tax of $(10)	-	-	-	-	(13)	-	-
Minimum pension liability adjustment, net of tax of $(12)	-	-	-	-	(17)	-	-
Total comprehensive income (restated)								1,395
Net activity related to restricted stock units	-	-	14	-	-	3	63	77
Exercise of stock options	17	-	135	-	-	8	133	268
Tax benefit from exercise of stock options	-	-	79	-	-	-	-	79
Repurchases of common stock	-	-	-	-	-	(68)	(1,349)	(1,349)
Payment of dividends	-	-	-	(423)	-	-	-	(423)
Dividend of PHH Corporation (restated)	-	-	-	(1,427)	(11)	-	-	(1,438)
Adjustment to offset PHH valuation charge included in net income (restated)	-	-	-	281	-	-	-	281
Other	1	1	(9)	-	-	-	(4)	(12)

Balance at December 31, 2005 (restated)	1,351	$14	$12,009	$5,997	$40	(339)	$(6,718)	$11,342

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	Basis of Presentation

As of December 31, 2005, Cendant Corporation (“Cendant”) was a global provider of real estate and travel services. Following the distributions of the shares of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) to Cendant’s stockholders on July 31, 2006 and the sale of Travelport, Inc. (“Travelport”) on August 23, 2006, which are further described in Note 3— Discontinued Operations, Cendant changed its name to Avis Budget Group, Inc. The Company’s continuing operations consist primarily of Avis Budget Car Rental, which provides car and truck rentals and ancillary services to businesses and consumers in the United States and internationally. The accompanying Consolidated Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries (“Avis Budget”) as well as entities in which Avis Budget directly or indirectly has a controlling financial interest (collectively, the “Company”).

The Company operates in the following business segments:

•	Domestic Car Rental— provides car rentals and ancillary products and services in the United States.

•	International Car Rental— provides car rentals and ancillary products and services primarily in Canada, Argentina, Australia, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental— provides truck rentals and related services to consumers and light commercial users in the United States.

The Company adopted the above segment reporting structure as a result of a reevaluation performed subsequent to the completion of the spin-offs of Realogy and Wyndham and the sale of Travelport, each of which is discussed below.

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

Selling, general and administrative expenses on the accompanying Consolidated Statements of Income include unallocated corporate expenses related to the Company’s discontinued operations. Accordingly, the expenses recorded by the Company in the Consolidated Statements of Income may not be indicative of the actual expenses the Company will incur as a separate company.

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

Discontinued Operations. In June 2004, the Company completed an initial public offering of Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”), an operator and franchisor of tax preparation systems and services. On January 31, 2005, the Company completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution to the Company’s stockholders of one share of PHH Corporation (“PHH”) common stock per every twenty shares of Cendant common stock held on January 19, 2005. In February 2005, the Company completed an initial public offering of Wright Express Corporation (“Wright Express”), its former fuel card subsidiary, and in October 2005, the Company sold its former Marketing Services division, which was comprised of its individual membership and loyalty/insurance marketing businesses. Also, on July 31, 2006, the Company completed the spin-offs of Realogy and Wyndham, and on August 23, 2006, the Company completed the sale of Travelport. Upon completion of the spin-off of PHH, the Company’s former mortgage business was not classified as a discontinued operation due to Realogy’s participation in a mortgage origination venture that was established with PHH in connection with the spin-off. However, due to the spin-off of Realogy on July 31, 2006, the Company no longer participates in the venture. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the account balances and activities of Jackson Hewitt, PHH, Wright Express, the former Marketing Services division, Realogy, Wyndham and Travelport have been segregated and reported as discontinued operations for all periods presented. Summarized financial data for the aforementioned businesses are provided in Note 3—Discontinued Operations.

Separation Plan

From October 2005 to July 2006, the Company’s Board of Directors approved a plan to separate Cendant into four independent companies:

•	Realogy Corporation—encompasses the Company’s former Realogy segment, which is now presented as a discontinued operation.

•	Wyndham Worldwide Corporation—encompasses the Company’s former Hospitality Services and Timeshare Resorts segments, which are now presented as discontinued operations.

•	Travelport, Inc.—encompasses the Company’s former Travel Distribution Services segment, which is now presented as a discontinued operation.

•	Avis Budget Group, Inc.—encompasses the Company’s vehicle rental operations.

On July 31, 2006, the Company completed the spin-offs of Realogy and Wyndham in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of then outstanding Cendant common stock held on July 21, 2006. On August 1, 2006, Realogy and Wyndham stock began regular-way trading on the New York Stock Exchange under the symbols “H” and “WYN,” respectively. On August 23, 2006, the Company completed the sale of Travelport for proceeds of approximately $4.1 billion, net of closing adjustments.

2.	Summary of Significant Accounting Policies

CONSOLIDATION POLICY

The Company adopted Financial Accounting Standards Board (“FASB”) FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46”), in its entirety as of December 31, 2003.

In connection with the implementation of FIN 46, the Company consolidated TRL Group, Inc. (“TRL Group”) (formerly known as Trilegiant Corporation) and Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) effective July 1, 2003 through the application of the prospective transition method. The consolidation of TRL Group and Bishop’s Gate resulted in a non-cash charge of $352 million ($329 million after tax) recorded on July 1, 2003 to reflect the cumulative effect of the accounting change. Since TRL Group and Bishop’s Gate were components of the Company’s former individual membership business and PHH, respectively, the results of operations of TRL Group and Bishop’s Gate from July 1, 2003 and forward are reflected within discontinued operations. See Note 23—TRL Group, Inc. for more information regarding TRL Group.

Also in connection with the implementation of FIN 46, the Company deconsolidated Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”) (formerly Cendant Rental Car Funding AESOP, LLC), which did not result in the recognition of a charge to reflect the cumulative effect of accounting change. See Note 15—Debt Under Vehicle Programs and Borrowing Arrangements for more complete information regarding Avis Budget Rental Car Funding.

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

REVENUE RECOGNITION

The Company operates and franchises the Avis and Budget rental systems, providing vehicle rentals to business and leisure travelers. Revenue from vehicle rentals is recognized over the period the vehicle is rented. Franchise revenue principally consists of royalties received from the Company’s franchisees in conjunction with vehicle rental transactions. Royalties are accrued as the underlying franchisee revenue is earned (generally over the rental period of a vehicle). Revenue from the sale of gasoline is recognized over the period the vehicle is rented and is based on the volume of gasoline consumed during the rental period or a contracted fee paid by the customer at the time the vehicle rental agreement is executed. The Company is reimbursed by its customers for certain operating expenses it incurs, including gasoline and vehicle licensing fees, as well as airport concession fees, which the Company pays in exchange for the right to operate at airports and other locations. Revenues and expenses associated with gasoline, vehicle licensing and airport concessions are recorded on a gross basis within revenue and operating expenses, respectively, on the accompanying Consolidated Statements of Income.

VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from vehicle manufacturers. The Company acquires the majority of its rental vehicles pursuant to repurchase programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase vehicles at a specified price and date, subject to certain eligibility criteria (such as car condition and mileage requirements). The Company depreciates vehicles such that the net book value of the vehicles on the date of return to the manufacturers is intended to equal the contractual guaranteed residual values, thereby minimizing any gain or loss on the sale of the vehicles. The Company records depreciation expense for any expected deficiency in the contractual guaranteed residual values due to excessive wear or damages. At December 31, 2005, the Company estimates that the difference between the contracted guaranteed residual value and the carrying value of these vehicles was $76 million, which has already been reflected in the Company’s Consolidated Statement of Income.

Rental vehicles are depreciated on a straight-line basis giving consideration to the contractual guaranteed residual values and the number of months between the original purchase date of the vehicle and the expected sale date of the vehicle back to the manufacturers. For 2005, 2004 and 2003, rental vehicles were depreciated at rates ranging from 7% to 28% per annum. As market conditions change, the Company adjusts its depreciation. Upon disposal of the vehicles, depreciation expense is also adjusted for any difference between the net proceeds from the sale and the remaining book value. Vehicle-related interest amounts are net of interest income of $4 million, $4 million and $5 million for 2005, 2004 and 2003 respectively.

ADVERTISING EXPENSES

Advertising costs are expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on the Company’s Consolidated Statements of Income, were $100 million, $97 million and $98 million in 2005, 2004 and 2003, respectively.

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

All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included either as a component of net revenues or interest expense related to corporate debt, based upon the nature of the hedged item, in the Consolidated Statements of Income. Changes in fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings as a component of net revenues or interest expense related to corporate debt, based upon the nature of the hedged item, in the Consolidated Statements of Income. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings as a component of net revenues or interest expense related to corporate debt, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

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

Homestore, Inc. The Company’s investment in Homestore, Inc. (“Homestore”) was received in exchange for the February 2001 sale of its former move.com and ancillary businesses. During 2005 and 2004, the Company sold 7.3 million and 9.8 million, respectively, shares of Homestore and recognized gains of $18 million and $40 million, respectively, within net revenues on its Consolidated Statements of Income. As of December 31, 2005, the Company had sold all of its shares of Homestore stock. As of December 31, 2004, the Company’s investment in Homestore had a fair value of $22 million.

PROPERTY AND EQUIPMENT

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of non-vehicle related depreciation and amortization in the Consolidated Statements of Income, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of non-vehicle related depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets, which may not exceed 20 years, or the lease term, if shorter. Useful lives are generally 30 years for buildings, three to seven years for capitalized software, three to seven years for furniture, fixtures and equipment and four to fifteen years for buses and support vehicles.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values. Each of the Company’s reportable segments represents a reporting unit. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Other indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate an impairment may have occurred, pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each segment. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Income.

The Company performs its annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process. In performing this test, the Company determines fair value using the present value of expected future cash flows. Within the Company’s continuing operations, there was no impairment of intangible assets in 2005, 2004 or 2003. Impairment charges recorded for other long-lived assets were not material during 2005, 2004 or 2003. However, as a result of the analysis performed in 2005, the Company determined that the carrying values of goodwill and certain other indefinite-lived intangible assets assigned to Travelport’s consumer travel businesses within discontinued operations exceeded their estimated fair values. Consequently, the Company also tested its other long-lived assets within Travelport’s consumer travel business for impairment. In connection with the impairment assessments performed, the Company recorded a pretax charge of $425 million within discontinued operations, of which $254 million reduced the value of goodwill and $171 million reduced the value of other intangible assets (including $120 million related to trademarks). This impairment resulted from a decline in future anticipated cash flows primarily generated by Travelport’s consumer travel businesses. Also, as a result of the analysis performed in 2003, the Company determined that the carrying value of goodwill assigned to its former fleet leasing business exceeded its estimated fair value. In connection with the impairment assessment performed, the Company recorded a pretax charge of $102 million within discontinued operations as a reduction to the carrying value of goodwill of the former fleet leasing business.

PROGRAM CASH

Program cash primarily represents amounts specifically designated to purchase assets under vehicle programs and/or to repay the related debt.

SELF-INSURANCE RESERVES

The Consolidated Balance Sheets include approximately $422 million and $411 million of liabilities with respect to self-insured public liability and property damage as of December 31, 2005 and 2004, respectively. Such liabilities relate to additional liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which the Company is self insured. The current portion of such amounts is included within accounts payable and other current liabilities and the non-current portion is included in other non-current liabilities. The Company estimates the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).

In addition, at December 31, 2005 and 2004, the Consolidated Balance Sheets include liabilities of approximately $140 million and $142 million, respectively, relating to health and welfare, workers’ compensation and other benefits the Company provides to its employees. The Company estimates the liability required for such benefits based on actual claims outstanding and the estimated cost of claims incurred as of the balance sheet date. These amounts are included within accounts payable and other current liabilities on the Company’s Consolidated Balance Sheets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Timeshare Transactions. In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” in connection with the previous issuance of the American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). The Company will adopt the provisions of SFAS No. 152 and SOP 04-2 effective January 1, 2006, as required, and anticipates recording an after tax charge in the range of $50 million to $80 million on such date as a cumulative effect of an accounting change. There is no expected impact to cash flows from the adoption of SFAS No. 152 and SOP 04-2.

Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company will adopt SFAS No. 123R on January 1, 2006, as required. Although the Company has not yet completed its assessment of adopting SFAS No. 123R, it does not believe that such adoption will significantly affect its earnings, financial position or cash flows since the Company does not use the alternative intrinsic value approach.

3.	Discontinued Operations

Travelport. On August 23, 2006, the Company completed the sale of Travelport for proceeds of approximately $4.1 billion, net of closing adjustments. The Company recorded a non-cash impairment charge of approximately $1.3 billion in second quarter 2006 to reflect the difference between Travelport’s carrying value and its estimated fair value, less costs to dispose. There was no tax benefit recorded in connection with this charge. During the third quarter 2006, the Company also recorded a pretax loss of $137 million ($510 million, after tax) on the sale of Travelport in connection with certain transaction-specific costs and tax charges the Company could not recognize until the sale was consummated.

Realogy and Wyndham. On July 31, 2006, the Company completed the spin-offs of Realogy and Wyndham in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of Cendant Corporation common stock held on July 21, 2006.

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

Wright Express. On February 22, 2005, the Company completed the initial public offering of Wright Express for $964 million of cash. Additionally, the Company entered into a tax receivable agreement with Wright Express pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. However, pursuant to the Separation Agreement between the Company, Realogy, Wyndham and Travelport, the Company is obligated to distribute all such payments received from Wright Express to Realogy and Wyndham following the separation. During 2005, the Company received $15 million in connection with this tax receivable agreement, which is recorded within the gain on disposal line item on the accompanying Consolidated Statements of Income.

PHH. On January 31, 2005, the Company completed the spin-off of PHH, which includes its former mortgage, fleet leasing and appraisal businesses. In connection with the spin-off, the Company recorded a non-cash impairment charge of $281 million and transaction costs of $4 million during first quarter 2005. There were no tax benefits recorded in connection with these charges, as such charges are not tax deductible.

Jackson Hewitt. On June 25, 2004, the Company completed the initial public offering of Jackson Hewitt. In connection with the initial public offering, the Company received $772 million in cash.

Summarized statement of income data for discontinued operations is as follows:

Year Ended December 31, 2005

			Marketing
	Wright		Services
	Express (a) (b)	PHH (a) (c)	Division (a)	Realogy

Net revenues	$29	$179	$1,066	$7,139

Income (loss) before income taxes	$(7)	$1	$90	$1,065
Provision (benefit) for income taxes	(3)	25	37	414

Income (loss) from discontinued operations, net of tax	$(4)	$(24)	$53	$651

Gain (loss) on disposal of discontinued operations	$585	$(285)	$1,146	$-
Provision for income taxes	332	-	565	-

Gain (loss) on disposal of discontinued operations, net of tax	$253	$(285)	$581	$-

	Wyndham	Travelport (d)	Total

Net revenues	$3,252	$2,400	$14,065

Income (loss) before income taxes	$643	$(118)	$1,674
Provision (benefit) for income taxes	187	(74)	586

Income (loss) from discontinued operations, net of tax	$456	$(44)	$1,088

Gain (loss) on disposal of discontinued operations	$-	$-	$1,446
Provision for income taxes	-	-	897

Gain (loss) on disposal of discontinued operations, net of tax	$-	$-	$549

(a)	Results are through the date of disposition.

(b)	Gain on disposal includes payments received from Wright Express in connection with the tax receivable agreement discussed above.

(c)	The provision for income taxes reflects a $24 million charge associated with separating the appraisal business from the Company in connection with the PHH spin-off.

(d)	Results include a pretax impairment charge of $425 million. (See Note 2—Summary of Significant Accounting Policies for further information.)

Year Ended December 31, 2004

			Marketing
	Wright		Services
	Express	PHH	Division (a)	Realogy

Net revenues	$188	$2,403	$1,484	$6,549

Income before income taxes	$82	$190	$317	$1,032
Provision for income taxes	32	83	5	379

Income from discontinued operations, net of tax	$50	$107	$312	$653

			Jackson
	Wyndham	Travelport	Hewitt (b)	Total

Net revenues	$2,872	$1,748	$194	$15,438

Income before income taxes	$606	$330	$106	$2,663
Provision for income taxes	217	83	42	841

Income from discontinued operations, net of tax	$389	$247	$64	$1,822

Gain on disposal of discontinued operations	$-	$-	$251	$251
Provision for income taxes	-	-	53	53

Gain on disposal of discontinued operations, net of tax	$-	$-	$198	$198

(a)	The provision for income taxes reflects the reversal of a valuation allowance of $121 million by TRL Group associated with federal and state deferred tax assets, partially offset by a $13 million cash payment the Company made to TRL Group in connection with the January 2004 transaction for the contract termination (see Note 23 — TRL Group, Inc.)

(b)	Results are through the date of disposition.

Year Ended December 31, 2003

			Marketing
	Wright		Services
	Express	PHH	Division	Realogy

Net revenues	$156	$2,505	$1,217	$5,565

Income before income taxes	$57	$343	$270	$849
Provision for income taxes	21	175	102	288

Income from discontinued operations, net of tax	$36	$168	$168	$561

			Jackson
	Wyndham	Travelport	Hewitt	Total

Net revenues	$2,515	$1,633	$177	$13,768

Income before income taxes	$514	$346	$58	$2,437
Provision for income taxes	198	72	23	879

Income from discontinued operations, net of tax	$316	$274	$35	$1,558

Summarized balance sheet data for discontinued operations is as follows:

As of December 31, 2005

	Realogy	Wyndham	Travelport (a)	Total

Assets of discontinued operations:
Current assets	$330	$917	$676	$1,923
Property and equipment, net	321	422	533	1,276
Goodwill	3,163	2,638	4,088	9,889
Other assets	1,647	4,133	1,644	7,424

Total assets of discontinued operations	$5,461	$8,110	$6,941	$20,512

Liabilities of discontinued operations:
Current liabilities	$656	$940	$860	$2,456
Other liabilities	809	3,266	732	4,807

Total liabilities of discontinued operations	$1,465	$4,206	$1,592	$7,263

(a)	Current liabilities include $350 million under the Company’s $3.5 billion revolving credit facility, as Travelport is the primary obligor for such borrowings.

As of December 31, 2004

			Marketing
	Wright		Services
	Express	PHH	Division	Realogy

Assets of discontinued operations:
Current assets	$72	$922	$388	$322
Property and equipment, net	37	98	84	258
Goodwill	135	195	256	2,912
Assets under management programs	419	8,123	-	733
Other assets	22	273	352	722

Total assets of discontinued operations	$685	$9,611	$1,080	$4,947

Liabilities of discontinued operations:
Current liabilities	$213	$381	$738	$657
Liabilities under management programs	215	7,562	-	409
Other liabilities	6	110	20	52

Total liabilities of discontinued operations	$434	$8,053	$758	$1,118

	Wyndham	Travelport	Total

Assets of discontinued operations:
Current assets	$817	$474	$2,995
Property and equipment, net	413	444	1,334
Goodwill	2,625	3,354	9,477
Assets under management programs	2,726	-	12,001
Other assets	991	1,285	3,645

Total assets of discontinued operations	$7,572	$5,557	$29,452

Liabilities of discontinued operations:
Current liabilities	$915	$545	$3,449
Liabilities under management programs	2,141	-	10,327
Other liabilities	639	424	1,251

Total liabilities of discontinued operations	$3,695	$969	$15,027

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,

	2005	2004	2003

Income (loss) from continuing operations	$(11)	$71	$(149)
Convertible debt interest, net of tax	-	-	7

Income (loss) from continuing operations for diluted EPS	$(11)	$71	$(142)

Net income	$1,618	$2,091	$1,080
Convertible debt interest, net of tax	-	-	7

Net income for diluted EPS	$1,618	$2,091	$1,087

Basic weighted average shares outstanding (a)	1,040	1,031	1,017
Stock options, warrants and restricted stock units (b)	-	31	-
Convertible debt (c)	-	2	-

Diluted weighted average shares outstanding (a)	1,040	1,064	1,017

	Year Ended December 31,

	2005	2004	2003

Earnings per share:
Basic
Income (loss) from continuing operations	$(0.01)	$0.07	$(0.15)
Income from discontinued operations	1.05	1.77	1.53
Gain (loss) on disposal of discontinued operations:
PHH valuation and transaction-related charges	(0.27)	-	-
Gain on disposals	0.80	0.19	-
Cumulative effect of accounting changes	(0.01)	-	(0.32)

Net income	$1.56	$2.03	$1.06

Diluted
Income (loss) from continuing operations	$(0.01)	$0.07	$(0.15)
Income from discontinued operations	1.05	1.71	1.53
Gain (loss) on disposal of discontinued operations:
PHH valuation and transaction-related charges	(0.27)	-	-
Gain on disposals	0.80	0.19	-
Cumulative effect of accounting changes	(0.01)	-	(0.32)

Net income	$1.56	$1.97	$1.06

(a)	Because the Company incurred a loss from continuing operations in 2005 and 2003, outstanding stock options, restricted stock units and stock warrants are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(b)	For 2004, excludes restricted stock units for which performance based vesting criteria have not been achieved.

(c)	The 2004 balance reflects the dilutive impact of the Company’s zero coupon senior convertible contingent notes prior to conversion on February 13, 2004 into shares of Cendant common stock, the impact of which is reflected within basic weighted average shares outstanding from the conversion date forward (20 million shares in 2004).

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Year Ended December 31,

	2005	2004	2003

Options (a)	129	23	188
Warrants (b)	2	-	2
Upper DECS (c)	-	24	40

(a)	Represents all outstanding options for 2005 and 2003. The weighted average exercise price for anti-dilutive options at December 31, 2004 was $29.76.

(b)	Represents all outstanding warrants for 2005 and 2003, for which the weighted average exercise price is $21.31.

(c)	Represents the shares that were issuable under the forward purchase contract component of the Company’s Upper DECS securities prior to the settlement of such securities on August 17, 2004, at which time the Company issued 38 million shares of Cendant common stock. The impact of this share issuance is included in basic EPS from the settlement date forward (14 million shares in 2004, due to a partial year impact). However, diluted EPS does not reflect any shares that were issuable prior to August 17, 2004, as the Upper DECS were anti-dilutive during such periods (since the appreciation price of $28.42 was greater than the average price of Cendant common stock).

5.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values, will be recorded by the Company as further adjustments to the purchase price allocations.

During 2005, the Company acquired 23 vehicle rental licensees for $206 million in cash, resulting in trademark intangible assets of $88 million and goodwill of $6 million, none of which is expected to be deductible for tax purposes. During 2004, the Company acquired 29 vehicle rental licensees for $60 million in cash, resulting in goodwill of $33 million, all of which is expected to be deductible for tax purposes, and trademark intangible assets of $13 million. During 2003, the Company purchased seven vehicle rental licensees for $7 million in cash, resulting in goodwill of $8 million, all of which is expected to be deductible for tax purposes. These acquisitions, which relate primarily to the Company’s International Car Rental segment, were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

During 2005, 2004 and 2003, the Company recorded acquisition and integration related costs (credits) of $1 million, $(5) million and $27 million, respectively. The 2004 amount is comprised of $7 million of costs primarily associated with the integration of Budget’s information technology systems with the Company’s platform, offset by the reversal of a previously established $12 million accrual, which resulted from the termination of a lease on more favorable terms than originally anticipated. The 2003 amount primarily related to the integration of Budget’s information technology systems into the Company’s platform and revisions to the Company’s original estimate of costs to exit a facility in connection with the outsourcing of its data operations.

6.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2005			As of December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets
Franchise agreements (a)	$76	$14	$62	$79	$14	$65
Customer lists (b)	20	6	14	20	4	16
Other (c)	2	1	1	2	1	1

	$98	$21	$77	$101	$19	$82

Unamortized Intangible Assets
Goodwill	$2,188			$2,183

Trademarks (d)	$654			$566

(a)	Primarily amortized over a period ranging from 2 to 40 years.

(b)	Primarily amortized over 20 years.

(c)	Primarily amortized over a period ranging from 6 to 20 years.

(d)	Comprised of various tradenames (including the Avis and Budget tradenames) that the Company has acquired and which distinguish the Company’s consumer services. These tradenames are expected to generate future cash flows for an indefinite period of time.

The changes in the carrying amount of goodwill during 2005 are as follows:

		Goodwill		Adjustments		Foreign
	Balance at	Acquired		to Goodwill		Exchange	Balance at
	January 1,	during		Acquired		and	December 31,
	2005	2005		during 2004		Other	2005

Domestic Car Rental	$1,351	$6	(a)	$1	(b)	$(4)	$1,354
International Car Rental	589	-		-		2	591
Truck Rental	243	-		-		-	243

Total Company	$2,183	$6		$1		$(2)	$2,188

(a)	Reflects the acquisition of licensees during 2005.

(b)	Reflects refinements made during 2005 to the purchase price allocation associated with the acquisition of domestic licensees during 2004.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,

	2005	2004	2003

Franchise agreements	$2	$3	$3
Customer lists	2	1	1

Total	$4	$4	$4

Based on the Company’s amortizable intangible assets as of December 31, 2005, the Company expects related amortization expense to approximate $3 million for each of the five succeeding fiscal years.

7.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,

	2005	2004

Rental vehicles	$8,247	$6,997
Vehicles held for sale	165	49

	8,412	7,046
Less: accumulated depreciation	(903)	(671)

	$7,509	$6,375

The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,

	2005	2004	2003

Depreciation expense	$1,191	$941	$942
Lease charges	69	58	54
(Gain) loss on sales of vehicles, net (a)	(22)	(11)	50

	$1,238	$988	$1,046

(a)	The 2003 amount reflects unfavorable conditions in the used car market, which the Company uses to sell any vehicles that do not meet the eligibility criteria to be repurchased under manufacturer agreements.

8.	Franchising Activities

Franchising revenues, which are recorded within other revenues on the accompanying Consolidated Statements of Income, amounted to $39 million, $43 million and $41 million during 2005, 2004 and 2003, respectively.

The number of Company-owned and franchised outlets in operation (excluding independent commissioned dealer locations for the Budget truck rental business and Avis and Budget locations operated under an arrangement with Avis Europe Holdings, Limited, an independent third party) is as follows:

	As of December 31,

	2005	2004	2003

Company-owned
Avis brand	1,186	1,074	982
Budget brand	902	822	859

Franchised
Avis brand	849	851	820
Budget brand	1,221	1,345	1,496

In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

9.	Restructuring Charges

During 2005, the Company recorded $26 million of restructuring charges as a result of activities undertaken following the PHH spin-off and the IPO of Wright Express. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction include the closure of a call center and field locations of the Company’s truck rental business and reductions in staff within the Company’s corporate functions.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related (a)	Related (b)	Impairments (c)	Total

Initial charge	$20	$5	$1	$26
Cash payments	(15)	(2)	-	(17)
Other reductions (d)	(5)	-	(1)	(6)

Balance at December 31, 2005	$-	$3	$-	$3

(a)	The initial charge primarily represents severance benefits resulting from the reductions in staff. The Company formally communicated the termination of employment to approximately 300 employees, representing a wide range of employee groups. As of December 31, 2005, the Company had terminated all of these employees.

(b)	The initial charge principally represents costs incurred in connection with facility closures and lease obligations resulting from the consolidation of truck rental operations.

(c)	The initial charge principally represents the write-off of leasehold improvements in connection with lease terminations.

(d)	Other reductions to charges recorded for personnel-related costs represent the accelerated vesting of restricted stock units previously granted to individuals who were terminated in connection with this restructuring action. Other reductions to liabilities established for asset impairments principally represent the write-off of leasehold improvements in connection with lease terminations.

Total restructuring charges are recorded as follows:

		Cash	Liability
		Payments/	as of
	Costs	Other	December 31,
	Incurred	Reductions	2005

Truck Rental	$5	$(2)	$3
Domestic Car Rental	2	(2)	-
Corporate and Other	19	(19)	-

	$26	$(23)	$3

10.	Income Taxes

The benefit from income taxes consists of the following:

	Year Ended December 31,

	2005	2004	2003

Current
Federal	$79	$141	$172
State	15	(8)	16
Foreign	25	27	13

	119	160	201

Deferred
Federal	(149)	(246)	(287)
State	(34)	23	(28)
Foreign	13	(1)	-

	(170)	(224)	(315)

Benefit from income taxes	$(51)	$(64)	$(114)

Pretax income for domestic and foreign operations consists of the following:

	Year Ended December 31,

	2005	2004	2003

Domestic	$(135)	$(64)	$(308)
Foreign	73	71	45

Pre-tax income	$(62)	$7	$(263)

Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,

	2005	2004

Current deferred income tax assets:
Litigation settlement and related liabilities	$41	$30
Net operating loss carryforwards	138	-
State net operating loss carryforwards	11	-
Accrued liabilities and deferred income	179	96
Provision for doubtful accounts	9	10
Acquisition and integration-related liabilities	42	64
Other	6	21

Current deferred income tax assets	426	221

Current deferred income tax liabilities:
Prepaid expenses	51	48
Other	-	7

Current deferred income tax liabilities	51	55

Current net deferred income tax asset	$375	$166

Non-current deferred income tax assets:
Net operating loss carryforwards	$2	$1,459
Foreign net operating loss carryforwards	28	-
State net operating loss carryforwards	60	185
Alternate minimum tax credit carryforward	132	53
Acquisition and integration-related liabilities	-	3
Accrued liabilities and deferred income	206	193
Other	38	62
Valuation allowance (*)	(59)	(54)

Non-current deferred income tax assets	407	1,901

Non-current deferred income tax liabilities:
Depreciation and amortization	147	170

Non-current deferred income tax liabilities	147	170

Non-current net deferred income tax asset	$260	$1,731

(*)	The valuation allowance of $59 million at December 31, 2005 relates to state net operating loss carryforwards and certain state deferred tax assets of $45 million and $14 million, respectively. The valuation allowance will be reduced when and if the Company determines that the related deferred income tax assets are more likely than not to be realized. If determined to be realizable, approximately $4 million of the valuation allowance for state net operating loss carryforwards would reduce goodwill.

Net deferred income tax liabilities related to vehicle programs are comprised of the following:

	As of December 31,

	2005	2004

Depreciation and amortization	$1,130	$1,379
Other	9	4

Net deferred income tax liability under vehicle programs	$1,139	$1,383

As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $400 million, which primarily expire in 2024. No provision has been made for U.S. federal deferred income taxes on approximately $184 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2005, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004, which became effective October 22, 2004, provides a one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company has applied the provisions of this act to qualifying earnings repatriations through December 31, 2005. In December 2005, the Company repatriated $350 million of unremitted earnings, resulting in income tax expense of approximately $28 million, which is reflected within discontinued operations.

The Company’s effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	As of December 31,

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	36.9	89.0	3.0
Changes in valuation allowances	(18.4)	45.3	39.2
Taxes on foreign operations at rates different than U.S. federal statutory rates	(2.8)	(26.5)	0.9
Taxes on repatriated foreign income, net of tax credits	1.9	(28.4)	-
Resolution of prior years’ examination issues	29.8	(1,153.1)	2.0
Redemption of preferred interest	-	-	(35.2)
Nondeductible expenses	(20.3)	156.2	(3.8)
Other	20.2	(31.8)	2.2

	82.3%	(914.3)%	43.3%

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

11. Other Current Assets

Other current assets consisted of:

	As of December 31,

	2005	2004

Prepaid expenses	$172	$146
Other	62	158

	$234	$304

12.	Property and Equipment, net

Property and equipment, net consisted of:

	As of December 31,

	2005	2004

Land	$50	$51
Building and leasehold improvements	286	263
Capitalized software	272	247
Furniture, fixtures and equipment	105	141
Buses and support vehicles	74	77
Projects in process	109	86

	896	865
Less: Accumulated depreciation and amortization	(380)	(356)

	$516	$509

Depreciation and amortization expense relating to property and equipment during 2005, 2004 and 2003 was $112 million, $111 million and $101 million, respectively (including $36 million, $27 million and $26 million, respectively, of amortization expense relating to capitalized computer software).

13.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of December 31,

	2005	2004

Income taxes payable	$776	$622
Accrued legal settlements	313	178
Accrued payroll and related	279	305
Accounts payable	152	214
Accrued disposition costs	145	-
Public liability and property damage insurance liabilities (a)	125	115
Accrued interest	119	180
Other	378	393

	$2,287	$2,007

(a)	The non-current liability related to public liability and property damage insurance was $297 million and $296 million at December 31, 2005 and 2004, respectively.

14.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

		As of December 31,

	Maturity Date	2005	2004

Term notes:
6 7/8% notes	August 2006	$850	$850
4.89% notes	August 2006	100	100
6 1/4% notes	January 2008	798	797
6 1/4% notes	March 2010	349	349
7 3/8% notes	January 2013	1,192	1,191
7 1/8% notes	March 2015	250	250
Other:
Revolver borrowings (a)	November 2009	7	650
Net hedging gains (losses) (b)		(47)	17
Other		9	30

Total long-term debt		3,508	4,234
Less: Current portion (c)		975	679

Long-term debt		$2,533	$3,555

(a)	Outstanding borrowings at December 31, 2005 do not include $350 million of borrowings for which the Company’s Travelport subsidiary is the primary obligor. This amount is included within liabilities of discontinued operations on the accompanying Consolidated Balance Sheet at December 31, 2005.

(b)	As of December 31, 2005, the balance represents $153 million of net mark-to-market adjustments on current interest rate hedges, partially offset by $106 million of net gains resulting from the termination of interest rate hedges. As of December 31, 2004, the balance represents $138 million of net gains resulting from the termination of interest rate hedges, partially offset by $121 million of mark-to-market adjustments on current interest rate hedges.

(c)	The balance as of December 31, 2005 includes $850 million and $100 million of borrowings under the Company’s 6 7/8% and 4.89% notes, respectively, due in August 2006. The balance as of December 31, 2004 includes $650 million of borrowings under the Company’s $3.5 billion revolving credit facility.

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

4.89% Notes

On May 10, 2004, the Company’s outstanding 6 3/4% senior notes that formed a part of the Upper DECS, a hybrid instrument previously issued by the Company that consisted of both equity linked and debt securities, were successfully remarketed and the interest rate was reset to 4.89%. Each Upper DECS consisted of both a senior note and a forward purchase contract to purchase shares of the Company’s common stock. In connection with such remarketing, the Company purchased and retired $763 million of the senior notes for $778 million in cash and recorded a loss of $18 million on the early extinguishment. The forward purchase contract was settled on August 17, 2004 (see Note 17— Stockholders’ Equity for more information on the forward purchase contract). These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future unsecured senior indebtedness.

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

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At December 31, 2005, the committed credit facilities and commercial paper program available to the Company at the corporate level were as follows:

	Total	Outstanding	Letters of	Available
	Capacity	Borrowings	Credit Issued	Capacity

Revolving credit facility and commercial paper program (a)	$3,500	$7	$1,256	$1,887
Letter of credit facility (b)	303	-	303	-

(a)	In addition to the letters of credit issued as of December 31, 2005, the revolving credit facility contains the committed capacity to issue an additional $494 million in letters of credit. The letters of credit outstanding under this facility at December 31, 2005 were issued primarily to support the Company’s vehicle rental business.

(b)	Final maturity date is July 2010.

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

15.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	As of December 31,

	2005	2004

Debt due to Avis Budget Rental Car Funding	$6,957	$5,935
Budget Truck Financing:
HFS Truck Funding program	149	220
Capital leases	370	225
Other	433	347

	$7,909	$6,727

Avis Budget Rental Car Funding. Avis Budget Rental Car Funding was established by the Company as a bankruptcy remote special purpose limited liability company that issues private placement notes and uses the proceeds from such issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use these proceeds to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. Prior to December 31, 2003, both Avis Budget Rental Car Funding and AESOP Leasing were consolidated by the Company and, as such, the intercompany transactions between these two entities were eliminated causing only the third-party debt issued by Avis Budget Rental Car Funding and the vehicles purchased by AESOP Leasing to be presented within the Company’s Consolidated Financial Statements. However, in connection with the adoption of FIN 46, the Company determined that it was not the primary beneficiary of Avis Budget Rental Car Funding. Accordingly, the Company deconsolidated Avis Budget Rental Car Funding on December 31, 2003. As a result, AESOP Leasing’s obligation to Avis Budget Rental Car Funding is reflected as related party debt on the Company’s Consolidated Balance Sheet as of December 31, 2005 and 2004. The Company also recorded an asset within assets under vehicle programs on its Consolidated Balance Sheet at December 31, 2005 and 2004, which represents the equity issued by Avis Budget Rental Car Funding to the Company. The vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheet as AESOP Leasing continues to be consolidated by the Company. Such vehicles and related assets, which approximate $7.5 billion, collateralize the debt issued by Avis Budget Rental Car Funding and are not available to pay the obligations of the Company.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiary and pledging its assets to secure the indebtedness. As the deconsolidation of Avis Budget Rental Car Funding occurred on December 31, 2003, the income statement and cash flow activity of the Company are not impacted for 2003. Beginning on January 1, 2004, the results of operations and cash flows of Avis Budget Rental Car Funding are no longer reflected within the Company’s Consolidated Financial Statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent floating rate term notes with a weighted average interest rate of 4% for 2005 and 3% for both 2004 and 2003.

Truck Financing. Budget Truck financing consists of debt outstanding under the HFS Truck Funding Program and capital leases. The HFS Truck Funding Program is a debt facility established by the Company to finance the acquisition of the Budget truck rental fleet. The borrowings under this program are collateralized by $148 million of corresponding assets and are floating rate term notes with a weighted average interest rate of 4%, 2% and 1% for 2005, 2004 and 2003, respectively. The Company has also obtained a portion of its truck rental fleet under capital lease arrangements for which there are corresponding unamortized assets of $364 million and $218 million classified within vehicles, net on the Company’s Consolidated Balance Sheets as of December 31, 2005 and 2004, respectively. Interest paid as part of capital lease obligations was $14 million and $5 million during 2005 and 2004, respectively.

Other. Borrowings under the Company’s other vehicle rental programs represent amounts issued under financing facilities that provide for the issuance of notes to support the acquisition of vehicles used in the Company’s international vehicle rental operations. The debt issued is collateralized by $635 million of vehicles and related assets and primarily represents floating rate bank loans and commercial paper for which the weighted average interest rate was 4%, 3% and 4% for 2005, 2004 and 2003, respectively.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2005:

	Vehicle-	Capital
	Backed Debt	Leases	Total

2006	$2,397	$59	$2,456
2007	1,703	113	1,816
2008	1,500	139	1,639
2009	421	59	480
2010	800	-	800
Thereafter	718	-	718

	$7,539	$370	$7,909

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of December 31, 2005, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity

Debt due to Avis Budget Rental Car Funding	$7,580	$6,957	$623
Budget Truck financing:
HFS Truck Funding program	149	149	-
Capital leases	370	370	-
Other	821	433	388

	$8,920	$7,909	$1,011

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

DEBT COVENANTS

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. As of December 31, 2005, the Company is in compliance with all such covenants.

16.	Commitments and Contingencies

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2005 are as follows:

Year	Amount

2006	$327
2007	287
2008	220
2009	145
2010	101
Thereafter	618

$1,698

Other than those within the Company’s vehicle rental program, for which the future minimum lease payments have been reflected in Note 15— Debt Under Vehicle Programs and Borrowing Arrangements, commitments under capital leases are not significant. During 2005, 2004 and 2003, the Company incurred total rental expense of $491 million, $454 million and $430 million, respectively, inclusive of contingent rental expense of $138 million, $97 million and $93 million in 2005, 2004 and 2003, respectively, principally based on car rental volume. Included within the Company’s total rental expense for 2005, 2004 and 2003 are concession fees paid by the Company in connection with agreements with various airports authorities that allow the Company to conduct its car rental operations on-site. In general, concession fees for airport locations are based on a percentage of total commissionable revenue (as determined by each airport authority), subject to minimum annual guaranteed amounts.

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

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2005 (aggregating approximately $504 million) was individually significant with the exception of the Company’s commitments under service contracts for information technology and telecommunications (aggregating $358 million, of which $91 million relates to 2006). These purchase obligations extend through 2011.

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

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities and use of derivatives and (v) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements and derivative contracts, and (v) underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

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

17.	Stockholders’ Equity

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

Share Repurchases

During 2005, the Company used $1.1 billion of available cash and $289 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.3 billion (approximately 68 million shares) of common stock under its common stock repurchase program. During 2004, the Company used $756 million of available cash and $567 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.3 billion (approximately 58 million shares) of common stock under its common stock repurchase program. During 2003, the Company used $644 million of available cash and $446 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.1 billion (approximately 65 million shares) of common stock under its common stock repurchase program.

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

Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized	Unrealized Gains	Minimum	Accumulated
	Currency	Gains (Losses)	(Losses) on	Pension	Other
	Translation	on Cash Flow	Available-for-Sale	Liability	Comprehensive
	Adjustments (*)	Hedges	Securities	Adjustment	Income (Loss)

Balance, January 1, 2003	$81	$(41)	$4	$(58)	$(14)
Current period change	143	38	42	-	223

Balance, December 31, 2003	224	(3)	46	(58)	209
Current period change	84	23	(30)	(12)	65

Balance, December 31, 2004	308	20	16	(70)	274
Effect of PHH spin-off	(12)	(5)	(1)	7	(11)
Current period change	(219)	28	(15)	(17)	(223)

Balance, December 31, 2005	$77	$43	$-	$(80)	$40

(*)	Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the Consolidated Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

All components of accumulated other comprehensive income are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

18.	Stock-Based Compensation

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

The annual activity of the Company’s common stock option plans consisted of:

	2005			2004		2003

		Weighted			Weighted		Weighted
	Number	Average		Number	Average	Number	Average
	of	Exercise		of	Exercise	of	Exercise
	Options	Price		Options	Price	Options	Price

Balance at beginning of year	151	$17.83		188	$17.21	237	$16.23
Granted at fair market value (a)	1	20.38		1	23.12	1	13.40
Granted in connection with acquisitions	-	-		2	15.60	1	15.02
Granted in connection with PHH spin-off (b)	6	(*	)	-	-	-	-
Exercised	(24)	11.35		(38)	14.61	(40)	10.77
Forfeited	(5)	20.23		(2)	19.33	(11)	19.45

Balance at end of year	129	$18.09		151	$17.83	188	$17.21

(*)	Not meaningful.

(a)	In 2005 and 2004, reflects the maximum number of options assuming achievement of all performance and time vesting criteria.
(b)	As a result of the spin-off of PHH, the closing price of the Company’s common stock was adjusted downward by $1.10 on January 31, 2005. Additionally, the Company granted incremental options to achieve a balance of 1.04249 options outstanding subsequent to the spin-off for each option outstanding prior to the spin-off. The exercise price of each option was also adjusted downward by a proportionate value.

The Company records pre-tax compensation expense related to the issuance of stock options to its employees over the vesting period of the award and based on the estimated number of options the Company believes it will ultimately provide. During 2005, 2004 and 2003, the Company recorded $2 million, $2 million and $1 million, respectively, of pre-tax compensation expense within general and administrative expenses related to the stock options issued subsequent to January 1, 2003. The Company also recorded pre-tax stock-based compensation expense of $8 million and $2 million during 2005 and 2004, respectively, within discontinued operations.

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

The weighted-average grant-date fair value of the Company’s common stock options granted in the normal course of business during 2005, 2004 and 2003 was $5.89, $6.90 and $5.19, respectively. The weighted-average grant-date fair value of Cendant common stock options granted in connection with acquisitions made during 2004 and 2003 was $9.49 and $3.89, respectively. No options were granted in connection with acquisitions made in 2005. The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for Cendant common stock options granted in 2005, 2004 and 2003:

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

The annual activity related to the Company’s RSU plan consisted of:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant	of	Grant	of	Grant
	RSUs	Price	RSUs	Price	RSUs	Price

Balance at beginning of year	16	$20.85	6	$13.98	-	$-
Granted at fair market value (a)	14	20.19	13	23.16	6	13.98
Granted in connection with PHH spin-off (b)	1	(*)	-	-	-	-
Vested	(3)	19.48	(2)	13.97	-	-
Canceled	(5)	20.90	(1)	17.02	-	-

Balance at end of year	23	20.65	16	20.85	6	13.98

(*)	Not meaningful.

(a)	In 2004 and 2005, reflects the maximum number of RSUs assuming achievement of all performance and time vesting criteria.

(b)	As a result of the spin-off of PHH, the closing price of Cendant common stock was adjusted downward by $1.10 on January 31, 2005. In order to provide an equitable adjustment to holders of its RSUs, the Company granted incremental RSUs to achieve a balance of 1.0477 RSUs outstanding subsequent to the spin-off for each RSU outstanding prior to the spin-off.

During 2005, 2004 and 2003, the Company recorded pre-tax compensation expense in connection with these RSUs of (i) $23 million, $11 million and $4 million, respectively, included within general and administrative expenses, and (ii) $46 million, $33 million and $11 million, respectively, within discontinued operations. The expense recorded in 2005 includes $5 million related to accelerated vesting of restricted stock units of individuals terminated in connection with the Company’s 2005 restructuring initiatives. The related deferred compensation balance is recorded on the Company’s Consolidated Balance Sheets within additional paid-in capital and approximated $440 million and $301 million as of December 31, 2005 and 2004, respectively. The Company will amortize the deferred compensation balance as of December 31, 2005 to expense over the remaining vesting periods of the respective RSUs and based on the estimated performance goals of the award the Company believes it will ultimately achieve. Currently, such amortization expense is predicated on the base award.

Pro Forma Compensation Expense

The effect on net income and earnings per share for 2004 and 2003 if the Company had applied the fair value based method to all employee stock awards granted (including those granted prior to January 1, 2003 for which the Company has not recorded compensation expense) is as follows:

	Year Ended
	December 31,

	2004	2003

Reported net income	$2,091	$1,080
Add back: Stock-based employee compensation expense included in reported net income, net of tax	29	10
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(31)	(50)

Pro forma net income	$2,089	$1,040

Earnings per share:
Reported
Basic	$2.03	$1.06
Diluted	1.97	1.06
Pro forma
Basic	$2.03	$1.02
Diluted	1.96	0.99

As of January 1, 2005, the Company recorded compensation expense for all outstanding employee stock awards; accordingly, pro forma information is not presented subsequent to December 31, 2004.

Employee Stock Purchase Plan

The Company is also authorized to sell up to 8.5 million shares of its common stock to eligible employees under its current non-compensatory employee stock purchase plan (“ESPP”), which expires in March 2006. Under the terms of the ESPP, employees may authorize the Company to withhold up to 10% of their compensation from each paycheck for the purchase of the Company’s common stock. For amounts withheld during 2005, 2004 and 2003, the purchase price of the stock was calculated as 95% of the fair market value of the Company’s common stock as of the first day of each month. During 2005, the Company issued approximately 0.5 million shares under the ESPP, bringing the cumulative issuances to approximately 4.6 million shares. As of December 31, 2005, approximately 3.9 million shares were available for issuance under the ESPP.

19.	Employee Benefit Plans

Defined Contribution Savings Plans

The Company sponsors several defined contribution savings plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plans. The Company’s cost for contributions to these plans was $20 million, $25 million and $22 million during 2005, 2004 and 2003, respectively.

Defined Benefit Pension Plans

The Company sponsors domestic non-contributory defined benefit pension plans covering certain eligible employees and contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees’ option. Under both the domestic and foreign plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation. The projected benefit obligations of the plans were approximately $176 million and $160 million at December 31, 2005 and 2004, respectively. The fair value of the plan assets was $144 million and

$139 million at December 31, 2005 and 2004, respectively. Accordingly, the plans were underfunded by $32 million and $21 million at December 31, 2005 and 2004, respectively. However, the pension liability recorded by the Company (as a component of accrued liabilities on the Company’s Consolidated Balance Sheets) was $29 million (net of pension assets of $16 million) and $25 million, respectively, of which $41 million and $10 million represents additional minimum pension liability included in accumulated other comprehensive income at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, an additional minimum pension liability of $90 million and $102 million, respectively, related to discontinued operations was also recorded as a charge to other comprehensive income. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as the Company determines to be appropriate. The net pension expense incurred by the Company was $4 million during 2005 and was insignificant during 2004 and 2003. The Company expects to contribute approximately $5 million to these plans in 2006.

20.	Financial Instruments

RISK MANAGEMENT

Following is a description of the Company’s risk management policies.

Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar, Australian dollar and New Zealand dollar. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Forward contracts that are used to hedge certain forecasted third party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2005, 2004 and 2003 was not material, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.

Interest Rate Risk

The debt used to finance much of the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and instruments with purchased option features. The derivatives used to manage the risk associated with the Company’s fixed rate debt were designated as either fair value hedges or freestanding derivatives. The fair value hedges were perfectly effective resulting in no net impact on the Company’s consolidated results of operations during 2005, 2004 and 2003, except to create the accrual of interest expense at variable rates. In 2005, the freestanding derivatives resulted in $12 million of expenses to the Company’s consolidated results of operations. During 2004 and 2003, these derivatives had a nominal impact on the Company’s results of operations. During 2004 and 2003, the Company terminated certain of its fair value hedges, which resulted in cash gains (losses) of ($9) million and $200 million, respectively. Such gains (losses) are deferred and being recognized over the lives of the formerly hedged items as a component of interest expense. During 2005, 2004 and 2003, the Company recorded $32 million, $33 million and $50 million, respectively, of such amortization.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges, which had maturities ranging from July 2006 to July 2012. In connection with its cash flow hedges, the Company recorded net gains of $39 million, $31 million and $36 million during 2005, 2004 and 2003, respectively, to other comprehensive income. Such amounts include gains related to the Company’s continuing operations of $27 million, $27 million and $43 million for 2005, 2004 and 2003, respectively. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges for 2005 and 2003 was not material to the Company’s results of operations. In 2004, the Company terminated certain derivatives associated with its vehicle-backed debt and reclassified $12 million of gains ($8 million, net of tax) from accumulated other comprehensive income to income. The amount of losses the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months is not material. In 2005, the Company recorded a gain of $1 million related to freestanding derivatives. During 2004 and 2003, such freestanding derivatives had a nominal impact on the Company’s results of operations.

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

There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2005 or 2004 other than risks related to the Company’s repurchase agreements with automobile manufacturers (see Note 2— Summary of Significant Accounting Policies). Such risks relate principally to the vehicles subject to repurchase agreements with General Motors Corporation and Ford Motor Company and with respect to program cars that were sold and returned to the car manufacturers but for which the Company has not yet received payment. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. Bad debts have been minimal historically. The Company does not normally require collateral or other security to support credit sales.

FAIR VALUE

The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts receivable, program cash, and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The carrying amounts and estimated fair values of all other financial instruments at December 31, are as follows:

	2005		2004

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investments in Affinion	$86	$86	$-	$-
Investment in Homestore	-	-	22	22
Debt
Current portion of long-term debt	975	984	679	679
Long-term debt	2,533	2,718	3,555	3,904
Interest rate swaps (*)	(153)	(153)	(121)	(121)
Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	6,957	6,931	5,935	5,943
Vehicle-backed debt (excluding derivative liabilities)	931	931	775	776
Interest rate swaps and other derivatives	(21)	(21)	(17)	(17)
Derivatives (*)	(14)	(14)	(21)	(21)

(*)	Derivative instruments in gain (loss) positions.

21.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-vehicle related depreciation and amortization, non-vehicle related interest and income taxes. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2005

				Corporate
	Domestic	International	Truck	and
	Car Rental	Car Rental	Rental	Other (c)	Total

Net revenues (a)	$4,109	$661	$546	$84	$5,400
Vehicle depreciation and lease charges, net	1,022	144	72	-	1,238
Vehicle interest, net	271	13	25	-	309
EBITDA	225	111	103	(213)	226
Non-vehicle depreciation and amortization	73	5	2	36	116
Segment assets exclusive of assets under vehicle programs (b)	2,993	876	318	1,294	5,481
Assets under vehicle programs	7,217	771	512	-	8,500
Capital expenditures	75	11	2	58	146

Year Ended December 31, 2004

				Corporate
	Domestic	International	Truck	and
	Car Rental	Car Rental	Rental	Other (c)	Total

Net revenues (a)	$3,658	$534	$517	$111	$4,820
Vehicle depreciation and lease charges, net	848	100	40	-	988
Vehicle interest, net	219	8	17	-	244
EBITDA	265	97	105	(76)	391
Non-vehicle depreciation and amortization	65	4	4	42	115
Segment assets exclusive of assets under vehicle programs (b)	3,227	1,145	314	1,488	6,174
Assets under vehicle programs	6,065	583	424	-	7,072
Capital expenditures	71	11	2	37	121

Year Ended December 31, 2003

				Corporate
	Domestic	International	Truck	and
	Car Rental	Car Rental	Rental	Other (c)	Total

Net revenues (a)	$3,640	$447	$512	$83	$4,682
Vehicle depreciation and lease charges, net	905	96	45	-	1,046
Vehicle interest, net	245	7	13	-	265
EBITDA	165	55	108	(111)	217
Non-vehicle depreciation and amortization	60	4	9	32	105
Capital expenditures	101	6	3	37	147

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

(b)	Excludes assets of discontinued operations.

(c)	Includes the results of operations of the Company’s non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to income (loss) before income taxes.

	Year Ended December 31,

	2005	2004	2003

EBITDA	$226	$391	$217
Less: Non-vehicle related depreciation and amortization	116	115	105
Interest expense related to corporate debt, net	172	251	317
Early extinguishment of debt	-	18	58

Income (loss) before income taxes	$(62)	$7	$(263)

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

		All Other
	United States	Countries	Total

2005
Net revenues	$4,739	$661	$5,400
Segment assets exclusive of assets under vehicle programs (*)	4,605	876	5,481
Assets under vehicle programs	7,729	771	8,500
Net property and equipment	483	33	516

2004
Net revenues	$4,286	$534	$4,820
Segment assets exclusive of assets under vehicle programs (*)	5,029	1,145	6,174
Assets under vehicle programs	6,489	583	7,072
Net property and equipment	482	27	509

2003
Net revenues	$4,235	$447	$4,682

(*)	Excludes assets of discontinued operations.

22.	Selected Quarterly Financial Data—(unaudited)

Provided below are selected unaudited quarterly financial data for 2005 and 2004.

The underlying diluted per share information is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels, market prices and share repurchases. Therefore, the sum of the quarters’ per share information may not equal the total year amounts presented on the Consolidated Statements of Income.

	2005

	First (a)	Second	Third	Fourth (b)

Net revenues
Domestic Car Rental	$914	$1,017	$1,169	$1,009
International Car Rental	148	149	192	172
Truck Rental	104	146	169	127
Corporate and Other	29	21	17	17

	$1,195	$1,333	$1,547	$1,325

	2005

	First (a)	Second	Third	Fourth (b)

EBITDA
Domestic Car Rental	$45	$75	$91	$14
International Car Rental	27	20	41	23
Truck Rental	(6)	33	41	35
Corporate and Other	(47)	(49)	(73)	(44)

	19	79	100	28

Less: Non-vehicle related depreciation and amortization	28	28	31	29
Interest expense related to corporate debt, net	(20)	65	61	66

Income (loss) before income taxes	$11	$(14)	$8	$(67)

Income (loss) from continuing operations	$5	$(10)	$3	$(9)
Income (loss) from discontinued operations, net of tax	231	393	493	(29)
Gain (loss) on disposal of discontinued operations, net of tax	(41)	4	3	583
Cumulative effect of accounting change, net of tax	-	-	-	(8)

Net income (loss)	$195	$387	$499	$537

Per share information:
Basic
Income (loss) from continuing operations	$-	$(0.01)	$-	$(0.01)
Income (loss) from discontinued operations	0.22	0.38	0.48	(0.03)
Gain (loss) on disposal of discontinued operations	(0.03)	-	-	0.58
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net income (loss)	$0.19	$0.37	$0.48	$0.53

Weighted average shares	1,053	1,050	1,037	1,019

Diluted
Income (loss) from continuing operations	$-	$(0.01)	$-	$(0.01)
Income (loss) from discontinued operations	0.21	0.38	0.47	(0.03)
Gain (loss) on disposal of discontinued operations	(0.03)	-	-	0.58
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net income (loss)	$0.18	$0.37	$0.47	$0.53

Weighted average shares	1,079	1,050	1,057	1,019

Cendant common stock market prices:
High	$22.97	$22.37	$22.49	$20.54
Low	$20.33	$19.17	$19.64	$16.50

(a)	Interest expense related to corporate debt, net includes a credit resulting from the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.

(b)	EBITDA includes $15 million of separation costs.

	2004

	First	Second	Third	Fourth (*)

Net revenues
Domestic Car Rental	$848	$938	$1,008	$864
International Car Rental	128	116	149	141
Truck Rental	92	137	162	126
Corporate and Other	51	25	18	17

	$1,119	$1,216	$1,337	$1,148

EBITDA
Domestic Car Rental	$33	$90	$103	$39
International Car Rental	26	20	32	19
Truck Rental	9	30	44	22
Corporate and Other	(5)	(42)	(33)	4

	63	98	146	84

Less: Non-vehicle related depreciation and amortization	27	25	26	37
Interest expense related to corporate debt, net	83	69	32	67
Early extinguishment of debt	-	18	-	-

Income (loss) before income taxes	$(47)	$(14)	$88	$(20)

Income (loss) from continuing operations	$(32)	$28	$87	$(12)
Income from discontinued operations, net of tax	483	455	510	374
Gain (loss) on disposal of discontinued operations, net of tax	-	198	-	-

Net income	$451	$681	$597	$362

Per share information:
Basic
Income (loss) from continuing operations	$(0.03)	$0.03	$0.08	$(0.01)
Income from discontinued operations	0.47	0.44	0.50	0.35
Gain (loss) on disposal of discontinued operations	-	0.20	-	-

Net income	$0.44	$0.67	$0.58	$0.34

Weighted average shares	1,015	1,020	1,036	1,052
Diluted
Income (loss) from continuing operations	$(0.03)	$0.03	$0.08	$(0.01)
Income from discontinued operations	0.47	0.43	0.48	0.35
Gain on disposal of discontinued operations	-	0.19	-	-

Net income	$0.44	$0.65	$0.56	$0.34

Weighted average shares	1,015	1,053	1,064	1,052

Cendant common stock market prices:
High	$24.39	$25.07	$24.94	$23.42
Low	$21.74	$21.68	$21.07	$20.02

(*)	Income (loss) before income taxes includes a $60 million credit associated with previously established liabilities relating to severance and other termination benefits for which the Company no longer believes it is liable.

The following tables present certain of the Company’s previously reported selected quarterly financial data, reclassifications related to the presentation of discontinued operations, revisions to such data resulting from the restatement and corresponding amounts currently reported. See Note 24 — Restatement for additional information on the restatement.

	As	Effect of		As Restated
	Previously	Discontinued	Effect of	and
	Reported	Operations	Restatement	Reclassified

First Quarter 2005:
Income (loss) from discontinued operations, net of tax	$(8)	$238	$1	$231
Gain (loss) on disposal of discontinued operations, net of tax:
PHH valuation and transaction-related charges	(312)	(180)	207	(285)
Gain on disposal of Wright Express, net of tax	175	-	69	244
Net income (loss)	(82)	-	277	195

Per share information(*)
Basic:
Income (loss) from discontinued operations	$(0.01)	$0.23	$-	$0.22
Gain (loss) on disposal of discontinued operations	(0.13)	(0.16)	0.26	(0.03)
Net income (loss)	(0.08)	-	0.26	0.19
Diluted:
Income (loss) from discontinued operations	$(0.01)	$0.22	$-	$0.21
Gain (loss) on disposal of discontinued operations	(0.13)	(0.16)	0.26	(0.03)
Net income (loss)	(0.08)	-	0.26	0.18

Fourth Quarter 2004:
Income (loss) before income taxes	$382	$(399)	$(3)	$(20)
Income (loss) from continuing operations	248	(258)	(2)	(12)
Income from discontinued operations, net of tax	109	258	7	374
Net income	357	-	5	362

Per share information(*)
Basic:
Income (loss) from continuing operations	$0.24	$(0.25)	$-	$(0.01)
Income from discontinued operations	0.10	0.25	0.01	0.35
Net income	0.34	-	-	0.34
Diluted:
Income (loss) from continuing operations	$0.23	$(0.24)	$0.01	$(0.01)
Income from discontinued operations	0.10	0.24	-	0.35
Net income	0.33	-	-	0.34

	As	Effect of		As Restated
	Previously	Discontinued	Effect of	and
	Reported	Operations	Restatement	Reclassified

Third Quarter 2004:
Income before income taxes	$736	$(645)	$(3)	$88
Income from continuing operations	497	(408)	(2)	87
Income from discontinued operations, net of tax	96	408	6	510
Net income	593	-	4	597

Per share information(*)
Basic:
Income from continuing operations	$0.48	$(0.40)	$-	$0.08
Income from discontinued operations	0.09	0.40	0.01	0.50
Net income	0.57	-	-	0.58
Diluted:
Income from continuing operations	$0.47	$(0.38)	$-	$0.08
Income from discontinued operations	0.09	0.38	0.01	0.48
Net income	0.56	-	-	0.56

Second Quarter 2004:
Income (loss) before income taxes	$633	$(644)	$(3)	$(14)
Income from continuing operations	420	(390)	(2)	28
Income from discontinued operations, net of tax	73	390	(8)	455
Net income	691	-	(10)	681

Per share information(*)
Basic:
Income from continuing operations	$0.41	$(0.38)	$-	$0.03
Income from discontinued operations	0.07	0.38	(0.01)	0.44
Net income	0.68	-	(0.01)	0.67
Diluted:
Income from continuing operations	$0.40	$(0.37)	$-	$0.03
Income from discontinued operations	0.07	0.37	(0.01)	0.43
Net income	0.66	-	(0.01)	0.65

First Quarter 2004:
Income (loss) before income taxes	$296	$(340)	$(3)	$(47)
Income (loss) from continuing operations	200	(230)	(2)	(32)
Income from discontinued operations, net of tax	241	230	12	483
Net income	441	-	10	451

Per share information(*)
Basic:
Income (loss) from continuing operations	$0.20	$(0.23)	$-	$(0.03)
Income from discontinued operations	0.23	0.23	0.01	0.47
Net income	0.43	-	0.01	0.44

	As	Effect of		As Restated
	Previously	Discontinued	Effect of	and
	Reported	Operations	Restatement	Reclassified

Diluted:
Income (loss) from continuing operations	$0.19	$(0.22)	$-	$(0.03)
Income from discontinued operations	0.23	0.22	0.01	0.47
Net income	0.42	-	0.01	0.44

(*)	Amounts may not add due to rounding or the presentation of discontinued operations.

23.	TRL Group, Inc.

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

Immediately following consummation of this transaction, Cendant owned approximately 43% of TRL Group on a fully diluted basis. On October 17, 2005, Cendant completed the sale of the Marketing Services division, including TRL Group, to Affinion for approximately $1.8 billion, of which approximately $1.7 billion represented cash (see Note 3—Discontinued Operations for more detailed information).

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

24.	Restatement

Subsequent to the issuance of the Company’s 2005 financial statements, the Company became aware of errors in the allocation of purchase price among the three businesses acquired in the March 2001 acquisition of Avis Group Holdings, Inc., which included the Company’s current Avis car rental operations and former fleet leasing and fuel card businesses, which were disposed in first quarter 2005.

The Company also concluded that the aggregation of the fleet leasing and fuel card businesses for purposes of testing goodwill impairment under SFAS No. 142 was incorrect. As a result of correcting the errors in the allocation of purchase price, the fleet leasing business was allocated $256 million less goodwill and the fuel card business and Avis were allocated additional goodwill of $141 million and $52 million ($51 million, net of amortization in 2001), respectively. In addition, the fair value of the net assets acquired (excluding goodwill) of the fleet leasing business and Avis increased $39 million and $24 million, respectively. As a result, the total amount of goodwill recorded in the March 2001 acquisition decreased $63 million.

Income from continuing operations decreased $8 million and $5 million in 2004 and 2003, respectively, and $12 million for all years prior thereto resulting from depreciation and amortization on the increase in assets, including goodwill, the Company recorded related to the restatement. Income from continuing operations in 2005 was not affected by the restatement.

The Company also restated income (loss) from discontinued operations for adjustments related to the operations of PHH. These adjustments relate to various accounting matters identified by PHH and primarily relate to (i) the exclusion of mortgage reinsurance premiums from capitalized mortgage servicing rights and the reversal of related amortization for all periods, (ii) the recognition of gains on the sale of mortgage loans to an unconsolidated special purpose entity at the time of sale, rather than upon the sale of such loans to third party investors by the special purpose entity, (iii) the accounting for derivatives and hedging activity whereby certain derivative instruments that previously received hedge accounting treatment are now accounted for as freestanding derivatives and (iv) other miscellaneous items.

The effects of not aggregating the fleet leasing and fuel card businesses for purposes of testing goodwill impairment and the reallocation of purchase price discussed above are (i) the recognition of impairment charges related to goodwill of the fleet leasing business of $102 million in 2003 and $100 million in 2002, (ii) a decrease in the loss on disposal of PHH (which included the fleet leasing business) of $207 million due to a reduction in PHH’s net assets resulting from the impairment charges, the reallocation of purchase price and the other items discussed above and (iii) an increase in the gain on the sale of the fuel card business of $69 million.

The net impact to earnings of recording these adjustments between the date of the acquisition of Avis Group Holdings, Inc. through the dates of disposition of the fleet and fuel card businesses is $51 million, which is reflected in the accompanying Consolidated Financial Statements as an increase to goodwill of Avis and to retained earnings as of December 31, 2005. The net effect of the restatement is a $148 million decrease to stockholders’ equity at December 31, 2002, which primarily reflects the $100 million impairment charge related to the fleet leasing business in 2002 and adjustments to the Company’s continuing and discontinued operations for all periods prior to 2003, described above.

The following table presents the net impact of the restatement on previously reported net income for the years ended December 31:

	2005	2004	2003

Net income (previously reported)	$1,341	$2,082	$1,172

Pre-tax restatement adjustments:
Amortization of purchase accounting adjustments	-	(12)	(8)
Exclusion of reinsurance premiums from capitalized mortgage servicing rights	2	27	71
Revenue recognition of loans sold to a special purpose entity	-	-	(44)
Accounting for derivatives and hedging activity	2	(1)	(4)
Fleet leasing business impairment charge	-	-	(102)
Loss on disposal of discontinued operations	276	-	-
Other	(3)	6	4

Total pre-tax restatement adjustments	277	20	(83)
Income tax effect	-	11	9

Net impact of restatement adjustments	277	9	(92)

Net income (restated)	$1,618	$2,091	$1,080

The following tables present certain of the Company’s previously reported balance sheet and income statement data, reclassifications related to the presentation of discontinued operations, revisions to such data resulting from the restatement and corresponding amounts currently reported.

					As
	As	Effect of			Restated
	Previously	Discontinued		Effect of	and
	Reported	Operations		Restatement	Reclassified

For the year ended December 31, 2005:
Income from discontinued operations, net of tax	$27	$1,060		$1	$1,088
Gain (loss) on disposal of discontinued operations, net of tax:
PHH valuation and transaction-related charges	(312)	(180	)(b)	207	(285)
Gain on disposals	765	-		69	834
Income before cumulative effect of accounting changes	1,349	-		277	1,626
Net income	1,341	-		277	1,618

Per share information(*)
Basic
Income from discontinued operations, net of tax	$0.03	$1.02		$-	$1.05
Gain (loss) on disposal of discontinued operations, net of tax:
PHH valuation and transaction-related charges	(0.30)	(0.17)		0.20	(0.27)
Gain on disposals	0.73	-		0.07	0.80
Net income	1.29	-		0.27	1.56
Diluted
Income from discontinued operations, net of tax	$0.02	$1.00		$-	$1.05
Gain (loss) on disposals of discontinued operations, net of tax:
PHH valuation and transaction-related charges	(0.29)	(0.17)		0.19	(0.27)
Gain on disposals	0.72	-		0.07	0.80
Net income	1.26	-		0.26	1.56

				As
	As	Effect of		Restated
	Previously	Discontinued	Effect of	and
	Reported	Operations	Restatement	Reclassified

For the year ended December 31, 2004:
Interest expense related to corporate debt, net	$263	$(6)	$12	$269
Income before income taxes	2,047	(2,028)	(12)	7
Provision (benefit) for income taxes	674	(734)	(4)	(64)
Income from continuing operations	1,365	(1,286)	(8)	71
Income from discontinued operations, net of tax	519	1,286	17	1,822
Income before cumulative effect of accounting changes	2,082	-	9	2,091
Net income	2,082	-	9	2,091

Per share information(*)
Basic
Income from continuing operations	$1.32	$(1.24)	$(0.01)	$0.07
Income from discontinued operations, net of tax	0.51	1.24	0.02	1.77
Net income	2.02	-	0.01	2.03
Diluted
Income from continuing operations	$1.28	$(1.20)	$(0.01)	$0.07
Income from discontinued operations, net of tax	0.49	1.20	0.02	1.71
Net income	1.96	-	0.01	1.97

For the year ended December 31, 2003:
Interest expense related to corporate debt, net	$356	$11	$8	$375
Income (loss) before income taxes	1,748	(2,019)	8	(263)
Provision (benefit) for income taxes	563	(674)	(3)	(114)
Income (loss) from continuing operations	1,164	(1,308)	(5)	(149)
Income from discontinued operations, net of tax	301	1,308	(51)	1,558
Income before cumulative effect of accounting changes	1,465	-	(56)	1,409
Cumulative effect of accounting changes, net of tax	(293)	-	(36)	(329)
Net income	1,172	-	(92)	1,080

Per share information*
Basic
Income (loss) from continuing operations	$1.14	$(1.29)	$-	$(0.15)
Income from discontinued operations, net of tax	0.30	1.29	(0.06)	1.53
Cumulative effect of accounting changes, net of tax	(0.29)	-	(0.03)	(0.32)
Net income	1.15	-	(0.09)	1.06

Diluted
Income (loss) from continuing operations	$1.10	$(1.23)	$-	$(0.15)
Income from discontinued operations, net of tax	0.28	1.23	(0.05)	1.53
Cumulative effect of accounting changes, net of tax	(0.27)	-	(0.03)	(0.32)
Net income	1.11	-	(0.09)	1.06

As of December 31, 2005:
Goodwill (a)	$12,026	$(9,889)	$51	$2,188
Total assets	34,104	338 (c)	51	34,493
Retained earnings	5,946	-	51	5,997
Total stockholders’ equity	11,291	-	51	11,342

					As
	As	Effect of			Restated
	Previously	Discontinued		Effect of	and
	Reported	Operations		Restatement	Reclassified

As of December 31, 2004:
Goodwill (a)	$11,087	$(8,955)		$51	$2,183
Assets of discontinued operations	6,639	23,020		(207)	29,452
Total assets	42,570	77	(c)	51	42,698
Liabilities of discontinued operations	5,274	9,754		(1)	15,027
Retained earnings	6,179	-		(231)	5,948
Total stockholders’ equity	12,695	-		(231)	12,464

(*)	Amounts may not add due to roundings or the presentation of discontinued operations.

(a)	The effect of the goodwill restatement was to change goodwill from $1,322 million, $577 million, and $238 million for Domestic Car Rental, International Car Rental and Truck Rental, respectively, to $1,354 million, $591 million and $243 million, respectively at December 31, 2005 and from $1,319 million, $575 million, and $238 million for Domestic Car Rental, International Car Rental and Truck Rental, respectively, to $1,351 million, $589 million and $243 million, respectively at December 31, 2004.

(b)	Represents the portion of the PHH impairment charge that was allocated to the Company’s former mortgage business which is classified as a discontinued operation as of third quarter 2006.

(c)	Represents the net increase in deferred tax assets arising from the reclassification of discontinued operations.

The net effect of the restatement on the Company’s Consolidated Statements of Cash Flows is (i) an increase (decrease) to net income of $277 million, $9 million and $(92) million for 2005, 2004 and 2003, respectively, (ii) an increase (decrease) to adjustments to arrive at income from continuing operations of $(277) million, $(17) million and $87 million, respectively, a reduction of $8 million and $5 million to income (loss) from continuing operations for 2004 and 2003, respectively, (iii) a decrease of $4 million and $3 million, respectively, to deferred income taxes and (iv) an increase of $12 million and $8 million, respectively, to other, net.

25.	Subsequent Events

Asset—Backed Note Issuance

On January 19, 2006, the Company issued $600 million of asset-backed notes under its vehicle rental program. The issuance consisted of five-year floating rate notes currently bearing interest at LIBOR plus 22 basis points.

Dividend Payments

During first quarter 2006, the Company paid cash dividends of $113 million ($0.11 per common share).