Form 10-K
period 2006-12-31
AVIS BUDGET GROUP, INC.
filed 2007-03-01
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO. 1-10308

AVIS BUDGET GROUP, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	06-0918165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 SYLVAN WAY PARSIPPANY, NJ	07054
(Address of principal executive offices)	(Zip Code)

973-496-4700

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, Par Value $.01	New York Stock Exchange
Preferred Stock Repurchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2006 was $16,150,271,336, or $2,149,205,537, as adjusted for the one-for-ten reverse stock split and Cendant Separation described herein. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares outstanding of the Registrant’s common stock was 101,272,628 as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with our annual stockholders’ meeting to be held on May 21, 2007 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various facts and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the high level of competition in the vehicle rental industry and the impact such competition may have on pricing and rental volume;

•	an increase in the cost of new vehicles;

•	a decrease in our ability to acquire or dispose of cars generally through repurchase or guaranteed depreciation programs and/or dispose of vehicles through sales of vehicles in the used car market;

•	a decline in the results of operations or financial condition of the manufacturers of our cars;

•	a downturn in airline passenger traffic in the United States or in the other international locations in which we operate;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the markets in which we operate;

•	our dependence on third-party distribution channels;

•	a disruption or decline in rental activity, particularly during our peak season or in key market segments;

•	a disruption in our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market;

•	a significant increase in interest rates or in borrowing costs;

•	our failure to increase or decrease appropriately the size of our fleet due to the seasonal nature of our business;

•	our ability to accurately estimate our future results;

•	our ability to implement our strategy for growth;

•	a major disruption in our communication or centralized information networks;

•	our failure or inability to comply with regulations or any changes in regulations;

•

our failure or inability to make the changes necessary to operate effectively now that we operate independently from the former real estate, hospitality and travel distribution businesses following the separation of those businesses from us during third quarter 2006, when we were known as Cendant Corporation;

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services;

•	risks inherent in the restructuring of the operations of Budget Truck Rental;

•	risks inherent in the separation and related transactions, including risks related to our new borrowings, and costs of the separation; and

•

the terms of agreements among the separated companies, including the allocations of assets and liabilities, including contingent liabilities and guarantees, commercial arrangements and the performance of each of the separated companies’ obligations under these agreements.

Other factors and assumptions not identified above, including those described under “Risk Factors” set forth in Item 1A herein, were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above, as well as those described under “Risk Factors” set forth in Item 1A herein, in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company”, “Avis Budget”, “we”, “our” or “us” means Avis Budget Group, Inc., a Delaware corporation, and its subsidiaries and “Avis Budget Car Rental” or “ABCR” means Avis Budget Car Rental, LLC, a Delaware limited liability company and its subsidiaries, the companies that comprise our vehicle rental operations. “Avis” and “Budget” refer to our Avis and Budget operations, respectively, and exclude the operations of Avis Europe and its affiliates, as further discussed below.

We operate two of the most recognized brands in the global vehicle rental industry through Avis and Budget. Avis is a leading rental car supplier to the premium commercial and leisure segments of the travel industry and Budget is a leading rental car supplier to the price-conscious segments of the industry. We believe we are the largest general-use vehicle rental operator in each of North America, Australia, New Zealand and certain other regions we serve, based on total revenue. We maintain the leading share of airport car rental revenue and we believe we operate the second largest consumer truck rental business in the United States based on available information.

Our car rental operations generate significant benefits from operating two distinctive brands that target different industry segments but share the same fleet, maintenance facilities, systems, technology and administrative infrastructure. We believe that Avis and Budget both enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand. For 2006, our vehicle rental operations generated revenues of $5,628 million. The Avis, Budget and Budget Truck brands accounted for approximately 61%, 31% and 8% of our vehicle rental revenue, respectively, in 2006.

Our operations have an extended global reach that includes approximately 6,700 car and truck rental locations in the United States, Canada, Australia, New Zealand, Latin America, the Caribbean and parts of the Pacific region. On average, our rental fleet totaled more than 410,000 vehicles, and we completed more than 28 million vehicle rental transactions worldwide in 2006. Domestically, we derived approximately 81% of our nearly $4.0 billion in car rental revenue from on-airport locations in 2006 and approximately 19% of our domestic car rental revenue from off-airport locations, which we refer to as the local rental segment. In 2006, we significantly expanded our presence in the local segment and plan to continue this expansion in 2007. We rent our fleet of approximately 30,500 Budget trucks through a network of approximately 2,400 dealer operated, 210 company operated and 100 franchisee operated locations throughout the continental United States. We also license the use of the Avis and Budget trademarks to multiple licensees in areas in which we do not operate. The Avis and/or Budget vehicle rental systems in Europe, Africa, the Middle East and parts of Asia are operated at approximately 3,700 locations by subsidiaries and sub-licensees of an independent third party primarily under virtually royalty-free trademark license agreements.

Following the completion of the Cendant Separation, discussed in detail below, we categorize our operations in three operating segments: domestic car rental, consisting of our Avis and Budget U.S. car rental operations; international car rental, consisting of our international Avis and Budget car rental operations; and truck rental, consisting of our Budget truck rental operations. In 2006:

•	our domestic car rental business generated approximately 89 million rental days and time and mileage revenue per day of $40.01 with an average rental fleet of approximately 329,350 vehicles;

•	our international car rental business generated approximately 14 million rental days and time and mileage revenue per day of $39.61 with an average rental fleet of approximately 53,310 vehicles; and

•	our truck rental business generated approximately 4.6 million rental days and time and mileage revenue per day of $86.28 with an average rental fleet of approximately 30,500 trucks.

For 2007, our objective is to enhance growth, profitability and our position as a leader in the vehicle rental industry. We expect to achieve our goals by focusing our efforts on the following core strategic initiatives:

•

Optimizing Our Two-Brand Strategy.  We plan to continue to position our two distinct and well-recognized brands to capture different segments of customer demand. With Avis as a premium brand preferred by corporate and upscale leisure travelers and Budget as a value brand preferred by cost-conscious travelers, we believe we are able to target a broad range of demand, particularly since the two brands share the same operational and administrative infrastructure while providing differentiated though consistently high levels of customer service. We aim to provide products, service and pricing, and to maintain marketing affiliations and corporate account contracts, which complement each brand’s positioning. In addition, we use various marketing channels as appropriate to each of our brands and seek to continue to grow the volume of reservations that we generate through our avis.com and budget.com websites, which are among our least-expensive sources of advance bookings.

•

Expanding Our Revenue Sources.  We plan to expand the revenues we generate from sources beyond on-airport time and mileage rental fees. We seek to grow off-airport revenue for Avis and Budget by opening new locations and continuing our effort to identify and attract local demand. In particular, we plan to increase our revenues in the insurance replacement sector, in which we have historically had a more limited presence, and we have formed a dedicated local sales team to expand our insurance replacement, local truck rental and off-airport general-use rental volumes. Separately, we look to expand our revenue sources by offering additional products and services to existing on- and off-airport customers, including additional insurance coverages and insurance-related and ancillary products and services, such as our recently launched Where2 GPS navigation product.

•

Capturing Incremental Profit Opportunities.  We plan to continue our focus on yield management and pricing optimization, rigorous cost controls and fleet diversification. We are developing technology that will allow us to strengthen our yield management and we have put in place technology to tailor our product/price offerings to specific customer segments. Specifically, we plan to continue to expand our technology that allows Avis and Budget to target customers with rates and prices based on past shopping and rental behavior. With respect to fleet diversification, in an effort to mitigate expected increases in fleet costs, we are seeking to adjust our relationships with vehicle manufacturers by moving to a more balanced multi-supplier model, increasing the risk-vehicle portion of our fleet, lengthening the average hold period, and reducing the average vehicle size and number of options. In addition, we believe the expansion of our revenue sources (discussed above) will permit us to generate incremental profits from our customer base, while at the same time enhancing their vehicle rental experience.

In 2006, we made considerable progress vis-à-vis our strategic objectives. We retained approximately 98% of our commercial contracts at Avis and Budget and, we believe, generated more U.S. rental car reservations through our own websites than any other company. Budget entered into marketing alliances with USAA and AARP, which are long-time Avis marketing partners, and grew its award-winning small business program. We opened approximately 200 new off-airport locations in 2006, and off-airport revenues represented 19% of our domestic car rental revenues. We are now an “approved” or “preferred” provider for customers of a majority of the largest auto insurance companies in the United States. In 2006, we began offering Where2 GPS navigation system units. In the area of cost management, we have reduced our reliance on individual suppliers, such that our largest fleet supplier in 2007 is expected to represent only 38% of our vehicle purchases, versus 53% in 2005. We are utilizing sophisticated yield-management technology to optimize our pricing, and we continue to analyze and streamline our operations to gain efficiencies. And, most importantly, our more than 30,000 employees continue to provide reliable, high-quality vehicle rental services that foster customer satisfaction and customer loyalty.

* * *

Company Information

Our principal executive office is located at 6 Sylvan Way, Parsippany, New Jersey (telephone number: (973) 496-4700). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Commission and certain of our officers and directors file statements of changes in beneficial ownership on Form 4 with the Commission. Such reports (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to such reports), proxy statements and other information and such Form 4s can be accessed on our website at www.avisbudget.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. A copy of our Codes of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our website. We will provide, free of charge, a copy of our Codes of Conduct and Ethics, Corporate Governance Guidelines and Board Committee Charters upon request by phone or in writing at the above phone number or address, attention: Investor Relations. In accordance with New York Stock Exchange (NYSE) Rules, on September 22, 2006, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Company History – Cendant Separation

We were created through a merger with HFS Incorporated in December 1997 with the resultant corporation being renamed Cendant Corporation. On August 23, 2006, Cendant completed the separation (the “Cendant Separation”) into four separate companies, one for each of its former Real Estate Services businesses (Realogy Corporation), its former Hospitality Services (including Timeshare Resorts) businesses (Wyndham Worldwide Corporation), its former Travel Distribution Services businesses (Travelport) and its Vehicle Rental businesses (Cendant, now Avis Budget Group). The separation was effected through the pro rata distributions of all of the shares of common stock of Realogy Corporation and Wyndham Worldwide Corporation and the sale of Travelport to an affiliate of The Blackstone Group. In connection with the Cendant Separation, we entered into certain agreements with Realogy, Wyndham and Travelport governing our relationships following the separation, including the assumption by Realogy and Wyndham of 62.5% and 37.5%, respectively, of certain contingent and other liabilities of Cendant. In connection with the Cendant Separation, we also entered into various commercial arrangements with Realogy, Wyndham and Travelport. Following completion of the Cendant Separation, Cendant changed its name to Avis Budget Group, Inc. and our common stock began to trade on the New York Stock Exchange under the symbol “CAR.” With the completion of the Cendant Separation, Avis Budget Group’s operations consist of two of the most recognized brands in the global vehicle rental industry through Avis Budget Car Rental, LLC, the parent of Avis Rent A Car System, LLC, Budget Rent A Car System, Inc. and Budget Truck Rental, LLC.

Founded in 1946, Avis is believed to be the first company to rent cars from airport locations. Avis expanded its geographic reach throughout the United States in the 1950s and 1960s. In 1963, Avis introduced its award winning “We try harder” advertising campaign, which is considered one of the top ten advertising campaigns of all time by Advertising Age magazine. Budget was founded in 1958. The company name was chosen to appeal to the “budget-minded” or “value-conscious” vehicle rental customer. Avis possesses a long history of using proprietary information technology systems in its business, and its established, but continually updated Wizard System remains the backbone of our operations. Cendant acquired the Avis brand in 1996, Avis’ capital stock in 2001, and the Budget brand and substantially all of the domestic and certain international assets of Budget’s predecessor in 2002.

In addition to our vehicle rental operations, we continue to manage the transition of certain legacy items which remain following the completion of the Cendant Separation. Management of these items, which includes certain Cendant corporate contingent liabilities and assets and provision of certain transition services such as payroll, accounts receivable, telecommunications and information technology, is conducted through our subsidiary, Cendant Finance Holding Company, LLC and Avis Budget.

The following diagram reflects the current ownership structure of our company.

Car rental business

Operations—Avis

We operate or franchise approximately 2,100 of the approximately 5,000 rental locations that comprise the Avis car rental system (the “Avis System”), which represents one of the largest car rental systems in the world, based on total revenue and number of locations, and encompasses locations at most of the largest airports and cities in the United States and internationally. The Avis System in Europe, Africa, the Middle East and parts of Asia is primarily operated under royalty-free license agreements with Avis Europe Holdings, Limited (“Avis Europe”), an independent third party, and is comprised of approximately 2,900 company operated and sub-licensee locations.

We own and operate approximately 1,300 Avis car rental locations in both the on-airport and local rental segments in North America, Australia, New Zealand, Latin America and the Caribbean. For 2006, Avis generated total revenue of approximately $3.4 billion, of which approximately 85% (or $2.9 billion) was derived from U.S. operations. In addition, we franchise the Avis System to independent business owners in approximately 850 locations throughout the United States, Canada, Latin America, Australia, New Zealand and parts of the Pacific region. In 2006, approximately 95% of the Avis System total domestic revenue was generated by our locations and the remainder was generated by locations operated by franchisees. Franchisees generally pay royalty fees to us based either on total time and mileage charges or total revenue.

In 2006, Avis derived approximately 60% and 40% of its domestic time and mileage revenue from commercial and leisure customers, respectively, and 82% and 18% of its domestic revenue from customers renting at airports and locally, respectively. Customers who rent locally often rent in order to temporarily replace their cars when their own cars are not available either due to accidents or otherwise. We are focused on increasing the amount of revenue we generate locally for both Avis and Budget.

The Avis brand provides high-quality car rental services at price points generally above non-branded and value-branded national car rental companies. We offer Avis customers a variety of premium services, including:

•	Avis Preferred, a counter bypass program, which is available at major airport locations;

•

Avis Where2, a navigation system with real-time traffic alerts, including weather delays, construction tie-ups and traffic snarls, which suggests alternative routes and features Bluetooth hands-free calling, MP3 playback capability as well as directions in multiple languages;

•	Avis Cool Cars, a new line of fun-to-drive vehicles, which include the Cadillac CTS, Volvo S60 and Hummer H3;

•	Roving Rapid Return program, which permits customers who are returning vehicles to obtain a printed charge record at the vehicle as it is being returned;

•	Avis Cares, a program which provides customers with area-specific driver safety information, the latest child safety seats (available for rent), local information and driving maps;

•	Avis Access, a full range of special products and services for drivers and passengers with disabilities; and

•

Avis Interactive, a proprietary management tool that allows select corporate clients to easily view and analyze their rental activity via the Internet through account analysis and activity reports, allowing these clients to better manage their travel budgets and monitor employee compliance with applicable travel procedures.

Operations—Budget

The Budget vehicle rental system (the “Budget System”) is one of the largest car rental systems in the world, based on total revenue and number of locations. We operate or franchise approximately 1,900 of the approximately 2,700 car rental locations in the Budget System, including locations at most of the largest airports and cities in the United States and certain other regions. The Budget System in Europe, Africa and the Middle East is operated under a royalty-free trademark license agreement with an independent third party, which is an affiliate of Avis Europe and is comprised of approximately 800 additional company operated and sub-licensee locations.

We own and operate approximately 700 Budget car rental locations in the United States, Canada, Puerto Rico, Australia and New Zealand. For the year ending December 31, 2006, our Budget car rental operations generated total revenue of approximately $1.7 billion, of which 88% (or $1.5 billion) was derived from U.S. operations. We also franchise the Budget System to independent business owners who operate approximately 1,100 locations throughout the United States, Canada, Latin America, the Caribbean and parts of the Asia Pacific region. In 2006, approximately 88% of the Budget System domestic total revenue was generated by our locations with the remainder generated by locations operated by independent franchisees. Independent franchisees generally pay royalty fees to us based on gross rental revenue. In 2006, Budget derived 28% and 72% of its domestic time and mileage car rental revenue from commercial and leisure customers, respectively, and 79% and 21% of its domestic car rental revenue from customers renting at airports and locally, respectively.

Budget is a leading rental car supplier to the price-conscious segments of the industry. Budget offers Fastbreak, an expedited rental service for frequent travelers. Budget also offers the Budget Small Business Program, a program targeting the needs of small businesses. The Budget Small Business Program was named “Best Car Rental Value” by Entrepreneur Magazine in their 2006 Business Travel Awards. Budget also offers its own branded version of the Avis Where2 GPS navigation product described above.

Reservations

Customers can make Avis and Budget reservations through our Avis and Budget websites at avis.com and budget.com, through our reservation centers toll-free at 1-888-777-AVIS and 1-800-BUDGET7, respectively, through online travel portals, through selected partners including many major airlines utilizing direct connect technology, through their travel agent or by calling a location directly. Travel agents can access our reservation systems through all major global distribution systems and can obtain information with respect to rental locations, vehicle availability and applicable rate structures through these systems.

Marketing

Avis and Budget support their premium and value brand positions through a range of marketing channels and campaigns, including traditional media, such as television, radio and print advertising, as well as Internet and direct marketing. Avis focuses its marketing around its industry-leading customer loyalty and its award-winning “We try harder” campaign. Budget builds its marketing around retail advertising, key partnerships and new media, including extensive online advertising and its second-annual Internet-only “blog” campaign recognized by Yahoo! Finance, Adrants and Brandweek.

We maintain strong links to the travel industry. Avis and Budget offer customers the ability to earn frequent traveler points with most major airlines’ frequent traveler programs. Avis and Budget are also affiliated with the frequency programs of major hotel companies, including Hilton Hotels Corporation, Hyatt Corporation, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide. These arrangements provide incentives to program participants and cooperative marketing opportunities including call transfer programs and online links with various partners’ websites. Avis has an agreement with Wyndham’s lodging brands whereby lodging customers making reservations by telephone may be transferred to Avis if they desire to rent a vehicle.

In 2006, approximately 79% of domestic vehicle rental transactions from our owned and operated Avis locations in the United States were generated by travelers who rented from Avis under contracts between Avis and the travelers’ employers or through membership in an organization with whom Avis has a contractual affiliation (such as AARP). Avis also has marketing relationships with American Express Company and Sears, Roebuck and Co., through which we are able to provide customers of these companies with incentives to rent from Avis. Avis licensees also have the option to participate in these affiliations. For commercial and leisure travelers that are unaffiliated with any of the employers or organizations that we contract with, Avis solicits business through media, direct mail, email and Internet advertising. Avis conducts various loyalty programs through direct marketing campaigns, including Avis Preferred, which allows customers to bypass the counter, and Preferred Select, which offers upgrades and other incentives to our best customers. As a result of these programs, Avis has been ranked as the top rental car brand for customer loyalty for eight consecutive years by a leading third party research firm. Travel agents are also able to participate in the Avis travel agent reward program, Club Red.

Similarly, Budget offers “Unlimited Budget”, a loyalty incentive program for travel agents which had approximately 17,600 travel agents actively enrolled as of December 31, 2006. Budget also has contractual arrangements with American Express Company and other organizations which offer members of these groups incentives to rent from Budget. In connection with its focus on price-conscious customers, Budget primarily relies on retail advertising, including Internet advertising, and on value pricing to drive customers to our Budget website, Budget call centers and other distribution channels. Budget also offers proprietary marketing programs such as Fastbreak, an expedited rental service for frequent renters.

Our international Avis and Budget operations maintain close relationships with the travel industry through participation in several non-U.S. based airline frequent traveler programs, such as those operated by Air Canada and Qantas Airways Limited, as well as participation in Avis Europe’s programs with British Airways Plc, Deutsche Lufthansa AG and other carriers.

Franchising

Of the approximately 2,100 Avis and approximately 1,900 Budget car rental locations we operated and/or franchised at December 31, 2006, approximately 40% and 60%, respectively, were owned and operated by franchisees. Revenue derived from our car rental franchisees in 2006 totaled approximately $36 million. Franchised locations range from large operations at major airport locations to franchise territories encompassing an entire country to relatively small operations in suburban locations. Fleets of our franchisees range from fleets in excess of 3,000 vehicles to fleets of fewer than 50 vehicles. Franchises provide us with a source of high margin revenue as there are relatively limited additional fixed costs associated with fees paid by franchisees to us. Although franchises represent approximately half of the locations that we own and franchise, they represent only approximately 7% of total domestic revenue generated by the Avis and Budget Systems, as the average franchise operation is significantly smaller than the average owned location.

We enjoy good relationships with our franchisees and meet regularly with them at regional, national and international meetings. Our relationships with Avis and/or Budget franchisees are governed by franchise agreements that grant the franchisees the right to operate Avis and/or Budget vehicle rental businesses in certain exclusive territories. These franchise agreements impose obligations on the franchisee regarding the operations of each franchise and restrict the franchisee’s ability to transfer its franchise agreement and the franchisee’s capital stock. Each franchisee is required to adhere to our system standards for each brand as updated and supplemented by our policy bulletins, brand manuals and service programs. We maintain the right to monitor the operations of franchisees and, when applicable, can declare a franchise to be in default under its franchise agreements, which may or may not be curable. We can terminate these franchise agreements for certain defaults, including failure to pay franchise fees and failure to adhere to our operational standards.

In general, the franchise agreements grant the franchisees the exclusive right to operate an Avis and/or Budget car and truck rental business in a particular geographic area. Under agreements that predate our ownership of Avis or Budget, a limited number of franchisees in the United States are also separately franchised exclusively to sell used cars under the Avis and/or Budget brand. Our current franchise agreements provide for a 20-year term. Certain existing franchise agreements provide for renewal terms for no additional fee so long as the franchisee is not in default. Upon renewal, the terms and conditions of the franchise agreement may generally be amended from those contained in the expiring franchise agreements, while language in certain older franchise agreements may limit our ability to do so. The car rental royalty fee payable to us under franchise agreements is generally 5% to 7.5% of gross rental revenue but certain franchisees of each brand, both internationally and domestically, have franchise agreements with different royalty fee structures.

Pursuant to their franchise agreements, some franchisees must meet certain requirements relating to the number of rental offices in their franchised territory, the number of vehicles available for rental and the amount of their advertising and promotional expenditures. In general, each franchise agreement provides that the franchisee must not engage in any other vehicle rental business within the franchised territory during the term of such agreement and, in the Budget franchise agreement, for 12 months thereafter. Upon termination of a franchise, the franchisee is also prohibited from using the Avis or Budget name and related marks in any business.

Other revenue

In addition to revenue from vehicle rentals and franchisee royalties, we generate revenue from Avis and Budget customers through the sale and/or rental of optional products and services such as supplemental equipment (for example, child seats and ski racks), loss damage waivers, additional/supplemental liability insurance, personal accident/effects insurance, fuel service options, fuel service charges, and products and services as described above, such as rentals of Where2 GPS navigation units. In 2006, approximately 4% of our vehicle operations revenue was generated by the sale of loss damage waivers, by which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period, if the customer has not breached the rental agreement.

Websites

Avis and Budget have strong brand presence on the Internet through their websites, avis.com and budget.com, as well as third party websites. A steadily increasing number of Avis and Budget vehicle rental customers obtain rate, location and fleet information and then reserve their rentals directly on these websites. Direct bookings via our websites incur less cost per transaction than bookings made through our voice reservation agents or through third party distribution systems. Therefore, the trend toward Internet bookings is generating cost savings for us. In addition, both Avis and Budget have agreements to promote their car rental services with major Internet portals and have a strong advertising presence on various search engines. Over 49% of Budget’s 2006 domestic reservations were derived from bookings over the Internet, with 30% of reservations derived from bookings on budget.com. Over 28% of Avis’ domestic reservations were derived from bookings over the Internet, with 22% derived from bookings on avis.com. In 2006, avis.com reservations grew by 11% and budget.com reservations grew by 8% over the prior year.

The Wizard System

We own the Wizard System, our worldwide reservations, rentals, data processing and information management system. The Wizard System enables us to process over a million incoming customer inquiries each day, providing our customers with accurate and timely information about our locations, rental rates and vehicle availability, as well as the ability to place or modify reservations. Additionally, the Wizard System is linked to all major travel distribution networks worldwide and provides real-time processing for travel agents, travel industry partners (such as airlines), corporate travel departments and individual consumers through our websites or calls to our reservation agents. The Wizard System also provides personal profile information to our reservation and rental agents to better service our customers. Among the principal features of the Wizard System are:

•

“Roving Rapid Return”, which permits customers who are returning vehicles to obtain completed charge records from wireless-connected “Roving Rapid Return” agents who complete and deliver the charge record at the vehicle as it is being returned;

•	“Preferred Service”, Avis’ expedited rental service that provides enrolled customers with a printed Preferred Service rental record in their pre-assigned vehicle and a fast, convenient check-out;

•	“Fastbreak”, Budget’s expedited rental service which allows for a faster processing of rentals and service for enrolled customers;

•	“Wizard on Wheels”, which enables us to assign vehicles and complete rental agreements while customers are being transported to the rental vehicle;

•	“Flight Arrival Notification”, a system that alerts rental locations when flights have arrived so that vehicles can be assigned and paperwork prepared automatically;

•

“Avis Link”, which automatically identifies when a customer with a profile on record is entitled to special rental rates and conditions, and therefore sharply reduces the number of instances in which we inadvertently fail to give Avis renters the benefits of negotiated rate arrangements to which they are entitled;

•	“Credit Card Link”, which allows both brands to verify all major credit cards in a real-time connection during the rental processing;

•	interactive interfaces through third party computerized reservation systems such as Galileo and Sabre;

•

“Avis Interactive”, which allows select corporate clients to easily view and analyze their rental activity via the Internet through account analysis and activity reports, allowing these clients to better manage their travel budgets and monitor employee compliance with applicable travel policies;

•

“Direct Connect”, a service offered to business to business partners that allows them to easily connect their electronic systems to the Wizard System, for either brand, and to obtain rate, location and fleet information as well as book reservations for their customers; and

•	operations management programs that, among other things, enable field personnel to manage which vehicles will be rented next.

We also use data supplied from the Wizard System and airline reservation systems in certain proprietary information management systems to maintain centralized control of major business processes such as fleet acquisition and logistics, sales to corporate accounts and determination of rental rates. The principal components of the systems we employ include:

•

Fleet planning model.  We have created a comprehensive decision tool to develop fleet plans and schedules for the acquisition and disposition of our fleet, along with fleet age, mix, mileage and cost reports based upon these plans and schedules. This tool allows management to monitor and change fleet volume and composition on a daily basis and to optimize our fleet plan based on estimated business levels and available repurchase and guaranteed depreciation programs.

•

Yield management.  We have created a yield management system which is designed to enhance profits by providing greater control of vehicle availability and rate availability changes at our rental locations. The system monitors and forecasts supply and demand to support our efforts to optimize volume and rate at each location. Integrated into this yield management system is a fleet distribution module that takes into consideration the costs as well as the potential benefits associated with distributing vehicles to various rental locations within a geographic area to accommodate rental demand at these locations. The fleet distribution module makes specific recommendations for movement of vehicles between locations.

•

Pricing decision support system.  Pricing in the vehicle rental industry is highly competitive and complex. To improve our ability to respond to rental rate changes in the marketplace, we have developed sophisticated systems to gather and report competitive industry rental rate changes every day. The system, using data from third party reservation systems as its source of information, automatically scans rate movements and reports significant changes to a staff of pricing analysts for evaluation. The system greatly enhances our ability to gather and respond to rate changes in the marketplace.

•

Business mix model.  We have developed a strategic planning model to evaluate the discrete segments of our business relative to each other. The model considers revenue and costs to determine the potential margin contribution of each discrete segment. The model develops business mix and fleet optimization recommendations by using data from our financial systems, the Wizard System and the fleet and revenue management systems along with management’s objectives and targets.

•

Customer profitability model.  We have developed a sophisticated model which analyzes a corporate customer’s rental pattern to estimate the fleet costs, operations costs and division overhead expenses associated with that customer’s vehicle rentals. We use this profitability model to determine the financial merit of individual corporate contracts.

•	Enterprise data warehouse. We have developed a sophisticated and comprehensive electronic data storage and retrieval system which retains information related to various aspects of our business. This data warehouse allows us to take advantage of comprehensive management reports, query capability and easy access to data for strategic decision making for both brands.

•

Sales and marketing systems.  We have developed a sophisticated system of online data screens which enables our sales force to analyze key account information of our corporate customers including historical and current rental activity, revenue and booking sources, top renting locations, rate usage categories and customer satisfaction data. We use this information, which is updated weekly and captured on a country-by-country basis, to determine opportunities for revenue growth, profitability and improvement.

•

Interactive adjustments.  We have developed a multi-linked customer data system which allows us to easily retrieve pertinent customer information and make needed adjustments online for superior customer service. This data system links with other accounting systems to handle any charge card transactions automatically.

Fleet

General.  We maintain a single fleet of vehicles for Avis and Budget. We rent a wide variety of vehicles, including luxury and specialty vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. Rentals are generally made on a daily, weekly or monthly basis. Rental charges are computed on the basis of the length of the rental or, in some cases, on the length of the rental plus a mileage charge. Rates vary at different locations depending on the type of vehicle rented, the local marketplace and competitive and cost factors. Most rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. We also generally offer our customers the convenience of leaving a rented vehicle at a location in a city other than the one in which it was rented, although, consistent with industry practices, a drop-off charge or special intercity rate may be imposed. We facilitate one-way car rentals between corporate-owned and franchised locations in the United States that enable us to operate as an integrated network of locations.

Vehicle purchasing.  We participate in a variety of vehicle purchase programs with major domestic and foreign vehicle manufacturers. General Motors is the featured supplier for Avis, and Ford is the featured supplier for Budget. During 2006, approximately 42%, 32% and 12% of the cars acquired for our U.S. car rental fleet were manufactured by General Motors, Ford and Chrysler, respectively, compared to 53%, 28% and 8%, respectively, in 2005. During 2006, we also purchased Toyota, Hyundai, Suzuki, Nissan, Kia and Subaru vehicles. The decrease in the portion of our fleet sourced from General Motors, and the number of other vehicle manufacturers from which we purchased vehicles in 2006 is reflective of our efforts to diversify our fleet, which we expect to continue in 2007. The substantial majority of vehicles used in our rental car business are purchased through our principal U.S. vehicle financing, which is an asset-backed facility.

Vehicle disposition.  We generally hold a vehicle in our domestic fleet for a term of four to twelve months. For 2006 and 2005, approximately 88% and 95%, respectively, of the rental cars purchased for our domestic car fleet were the subject of agreements requiring automobile manufacturers to repurchase them or guarantee our rate of depreciation during a specified period of time. Cars subject to these agreements are sometimes referred to as “program vehicles” or “program cars” and cars not subject to these agreements are sometimes referred to as “risk cars” or “risk vehicles”. The programs in which we participate currently require that the program vehicles be maintained in our fleet for a minimum number of months (typically four to twelve months) and impose return conditions, including those related to mileage and condition. At the time of return to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market at the time of disposition. The future percentages of program vehicles in our fleet will be dependent on the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs, over which we have no control, and we expect percentages for 2007 to be lower than 2006 as we acquire more risk vehicles in order to mitigate the anticipated increased cost of program vehicles. We dispose of our risk vehicles largely through automobile auctions.

Of the approximately 445,000 cars from our rental car fleet that we sold in 2006, we sold approximately 88% back to the manufacturers pursuant to repurchase or guaranteed depreciation programs and the rest through third party channels such as wholesale auctions. In 2007, we expect the percentage of cars sold back to the manufacturers to decrease as we acquire more risk vehicles.

Utilization and seasonality.  Our car rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. The general seasonal variation in demand, along with more localized changes in demand at each of our locations, causes us to vary our fleet size over the course of the year. For 2006, our average monthly fleet size in the U.S. ranged from a low of approximately 297,000 vehicles in December to a high of approximately 366,000 vehicles in July. Domestic fleet utilization for 2006, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 67% in December to 78% in August and averaged 75% for 2006. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled statistics.

Maintenance.  We place a strong emphasis on vehicle maintenance since quick and proper repairs are critical to fleet utilization. To accomplish this task we employ a full-time National Institute for Automotive Service Excellence (“ASE”) fully certified technician instructor at our headquarters. This instructor has developed a specialized training program for our 410 technicians who operate in approximately 100 maintenance and damage repair centers for both Avis and Budget. The technicians/instructors also maintain strong relationships with General Motors and Ford. We use advanced diagnostic equipment, including General Motors’ “Techline” and “Tech 2” diagnostic computers and Ford’s PDS diagnostic system. Our technician training department also prepares its own technical service bulletins that can be retrieved electronically at all of our repair locations. Approximately 89% of our technicians are ASE certified.

Customer service

Our commitment to delivering a consistently high level of customer service is a critical element of our success and strategy. Each year, our internal quality auditors conduct approximately 1,000 unannounced reviews of locations to measure service levels by location. We identify specific areas of achievement and opportunity from these assessments. We address areas of improvement on a system-wide level and develop standard methods and measures. The major focus areas of these assessments include (i) vehicle condition and availability; (ii) customer interaction, including helpfulness and courtesy; and (iii) location image. In addition, we utilize a toll-free “800” number and a dedicated customer service email address to allow customers of both Avis and Budget to report problems directly to our customer relations department. Location associates and managers also receive training and are empowered to resolve virtually all customer issues at the location level. We prepare weekly and monthly reports on the types and number of complaints received for use in conjunction with the customer satisfaction reports by location management as feedback of customer service delivery. Finally, we conduct daily location-specific customer satisfaction tracking by sending web-based surveys to recent customers of our top volume locations.

Airport concession fees

In general, concession fees for on-airport locations are based on a percentage of total commissionable revenue (as defined by each airport authority), subject to minimum annual guaranteed amounts. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

Competition

The car rental industry is characterized by intense price and service competition. Competition in the U.S. vehicle rental operations business is based primarily upon price, reliability, vehicle availability, national distribution, usability of booking systems, ease of rental and return and other elements of customer service. In addition, competition is influenced strongly by advertising, marketing and brand reputation. We compete primarily with the following car rental companies: Hertz Global Holdings, Inc., Vanguard Car Rental USA Group, which operates the National Car Rental and Alamo brands, Dollar Thrifty Automotive Group and Enterprise Rent-A-Car Company.

Truck rental business

Operations

Budget’s truck rental business is one of the largest local and one-way truck rental businesses in the United States. The Budget truck rental business has a combined fleet of approximately 30,500 trucks, with a median truck age of less than two years old, which are rented through a network of approximately 2,400 dealers, 210 company operated and 100 licensee operated locations throughout the continental United States. The Budget truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. In 2006, the Budget truck rental business generated total revenue of approximately $472 million.

We primarily advertise in “yellow pages” telephone directories to promote our truck rental business to potential customers. Budget truck rental customers can make reservations through the Budget truck rental reservation center toll-free at 1-800-GO-BUDGET, through our Budget truck rental website at budgettruck.com or by calling a location directly. In addition, we have established online affiliations with websites like moving.com to reach our targeted audience. Budget truck rental reservations may also be made through the budget.com website.

During 2006, we announced plans to close the headquarters of our truck rental operations in Denver and integrate Denver-based operations into existing car rental facilities during first quarter 2007. In connection with this restructuring, we eliminated certain positions and significantly reduced separate senior management for our truck rental operations.

Distribution

Budget’s truck rental business is offered through a national network, which included approximately 2,400 dealers as of December 31, 2006. These independent dealers are primarily self-storage facilities, rental centers, hardware stores, service stations and other similar service retailers. In addition to the dealers’ principal businesses, the dealers rent our light- and medium-duty trucks to consumers and to our commercial accounts and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck rentals and ancillary equipment rentals. Generally, dealership agreements may be terminated by either party upon 30 to 90 days’ prior written notice.

Competition

The truck rental industry is characterized by intense price and service competition. We compete with a large number of truck rental companies throughout the country, including U-Haul International, Inc., Penske Truck Leasing Corporation, Ryder System, Inc., Enterprise Rent-A-Car Company and many others.

Seasonality

Our truck rental operations are subject to seasonal demand patterns, with generally higher levels of demand occurring during the late spring and summer months when most self moves occur, with the third quarter typically being our busiest quarter. Generally, December is also a strong month due to increased retail sales activity and package deliveries.

Ancillary products and insurance coverage

We supplement our daily truck rental revenue by offering customers a range of ancillary optional products. We rent automobile towing equipment and other moving accessories such as hand trucks, furniture pads and moving supplies. We also make available to customers a range of optional liability-limiting products and coverages such as physical damage waivers, automobile towing protection, personal accident and cargo insurance and supplemental liability insurance. These ancillary products enhance our appeal to consumers by offering customers “one-stop” moving services.

Insurance coverage

We generally assume the risk of our liability to third parties arising from vehicle rental services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, for up to $1 million per occurrence, through a combination of self-insurance, insurance coverage provided by one of our domestic subsidiaries and insurance coverage secured from one or more unaffiliated domestic insurance carriers. We retain the exposure for up to $9 million per occurrence, in excess of the previously described $1 million level, through an unaffiliated fronting carrier who is reinsured by our offshore captive insurance company, Constellation Reinsurance Co., Ltd. We also purchase additional excess insurance coverage from a combination of unaffiliated excess carriers.

We insure the risk of liability to third parties in Argentina, Australia and New Zealand through a combination of unaffiliated carriers and our affiliates. These carriers provide coverage supplemental to minimum local requirements.

Trademarks and intellectual property

The service marks “Avis” and “Budget”, related marks incorporating the words “Avis” or “Budget”, and related logos and marks such as “We try harder” are material to our vehicle rental business. Our subsidiaries and franchisees actively use these marks. All of the material marks used by the Avis and Budget Systems are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as all countries worldwide where Avis and Budget have operations. Our subsidiaries own the marks, patents and other intellectual property, including the Wizard System, used in our business.

Discontinued Operations

Following the formal approval by our Board of Directors of a disposition plan for the former Cendant Travel Distribution Services businesses and completion of the Cendant Separation, we classified the former Real Estate Services, Hospitality Services, Timeshare Resorts and Travel Distribution Services businesses as discontinued operations. Set forth below is a brief description of the businesses that were classified as discontinued operations during 2006. The former mortgage business, which was distributed in 2005, was also classified as a discontinued operation in 2006 following completion of the Cendant Separation as such business could not be classified as a discontinued operation in 2005 when originally distributed due to participation by the former Real Estate Services business in a mortgage origination venture established with PHH in connection with the distribution of that business.

Real Estate Services Businesses.  Realogy Corporation, which holds the assets and liabilities associated with the former Real Estate Services businesses, is one of the preeminent providers of real estate and relocation services in the world. Realogy is a franchisor of five of the most recognized brands in the real estate industry; owns and operates a full-service real estate brokerage business; offers a broad range of employee relocation services; and offers title and settlement services, assisting with the closing of real estate transactions. In the first quarter of 2006 (prior to the completion of the Cendant Separation), we changed the name of our Real Estate Services segment to Realogy.

Hospitality Services and Timeshare Resorts Businesses.  Wyndham Worldwide Corporation, which holds the assets and liabilities associated with the former Hospitality Services and Timeshare Resorts businesses, is one of the preeminent providers of hospitality products and services in the world. Wyndham franchises hotels and provides property management services; provides vacation exchange products and services to developers, managers and owners of intervals of vacation ownership interests and markets vacation rental properties; and markets and sells vacation ownership interests and provides consumer financing in connection with the purchase by individuals of vacation ownership interests.

Both Realogy and Wyndham were distributed to our stockholders on July 31, 2006 as part of the Cendant Separation through a pro rata dividend of all of the common stock of each company to Cendant stockholders at the close of business on the record date of the distributions.

Travel Distribution Services Businesses.  Travelport, which holds the assets and liabilities associated with the former Travel Distribution Services businesses, provides a highly effective worldwide system for the distribution of travel and travel-related products and services. Travelport focuses on electronic travel distribution services that connect travel suppliers to travel agencies, and it owns and operates several industry-leading online travel agencies. On August 23, 2006, we completed the sale of Travelport.

FINANCIAL DATA OF SEGMENTS AND GEOGRAPHIC AREAS

Financial data for our segments and geographic areas are reported in Note 21—Segment Information to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

REGULATION

We are subject to federal, state and local laws and regulations, including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection, insurance, privacy and labor matters.

Environmental

The principal environmental regulatory requirements applicable to our vehicle rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate approximately 440 Avis and Budget locations at which petroleum products are stored in underground or above ground tanks. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 U.S. Environmental Protection Agency upgrade mandate and periodic testing and leak monitoring of underground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

We may also be subject to requirements related to the remediation of, or the liability for remediation of, substances that have been released into the environment at properties owned or operated by us or at properties to which we send substances for treatment or disposal. Such remediation requirements may be imposed without regard to fault and liability for environmental remediation can be substantial.

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

Loss damage waivers

A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if there has been no breach of the rental agreement. Approximately 4% of our revenue during 2006 was generated by the sale of loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer’s personal automobile insurance and that loss damage waivers may not be necessary. In addition, New York permits the sale of loss damage waivers at a capped rate per day based on the vehicle manufacturer’s suggested retail price. Illinois, Nevada and California have similar statutes, which establish the daily rate that can be charged for loss damage waivers.

Insurance

As a result of our reinsurance of the optional insurance coverages that we offer through unaffiliated third party insurance companies as well as other insurance obligations, we are subject to regulation under the insurance statutes, including insurance holding company statutes, of the jurisdictions in which our insurance company subsidiaries are domiciled. These regulations vary from jurisdiction to jurisdiction, but generally require insurance holding companies and insurers that are subsidiaries of insurance holding companies to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations with the regulatory authority of the applicable jurisdiction, and require prior regulatory agency approval of changes in control of an insurer and intra-corporate transfers of assets within the holding company structure. Such insurance statutes may also require that we obtain limited licenses to sell optional insurance coverage to our customers at the time of rental.

Franchise regulation

The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (the “FTC”). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. Although our franchising operations have not been materially adversely affected by such existing regulations, we cannot predict the effect of any future federal, state or local legislation or regulation.

Privacy

Laws in some countries and jurisdictions limit the types of information we may collect about individuals with whom we deal or propose to deal, as well as how we collect, retain and use the information that we are permitted to collect. The centralized nature of our information systems requires the routine flow of information about customers and potential customers across national borders, particularly into the United States. If this flow of information were to become illegal, or subject to onerous restrictions, our ability to serve our customers could be seriously impaired for an extended period of time.

EMPLOYEES

As of December 31, 2006, we employed approximately 30,000 employees, of which approximately 11,000 people were employed on a part-time basis. Approximately 27% of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

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

The vehicle rental industry in which we operate is highly competitive. We believe that price is one of the primary competitive factors in the vehicle rental industry. Our competitors, some of whom may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that we match competitors’ downward pricing, it could have a material adverse impact on our results of operations. To the extent that we do not match or remain within a reasonable competitive margin of our competitors’ pricing, it could also have a material adverse impact on our results of operations, as we may lose rental volume. The Internet has increased pricing transparency among vehicle rental companies by enabling cost-conscious customers to more easily obtain and compare the rates available from various vehicle rental companies for any given rental. This transparency may increase the prevalence and intensity of price competition in the future.

We face risks of increased fleet costs, both generally and due to the possibility that automobile manufacturers could change or cease their repurchase or guaranteed depreciation programs.

Fleet costs represented approximately 27% of our aggregate expenses for 2006 and can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles. For 2006 and 2005, approximately 88% and 95%, respectively, of the rental cars purchased for our domestic car fleet were the subject of agreements requiring automobile manufacturers to repurchase them or guarantee the depreciation rate for a specified period of time. We refer to cars subject to such agreements as “program cars.” Under these repurchase and guaranteed depreciation programs, automobile manufacturers agree to repurchase cars at a specified price during a specified time period or guarantee the rate of depreciation for a specified period of time, typically subject to certain car condition and mileage requirements. Repurchase and guaranteed depreciation programs, therefore, enable us to determine, in advance, our depreciation expense, which is a significant cost factor in our car rental operations. Repurchase and guaranteed depreciation programs also limit the risk to us that the market value of a car, at the time of its disposition, will be less than its estimated residual (or depreciated) value.

Automobile manufacturers may not continue to sell cars to us subject to repurchase or guaranteed depreciation programs at all or on terms consistent with past practice. In addition, we intend to reduce the number of program cars we purchase to mitigate anticipated increases in fleet costs. Should any such decrease in the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs occur, we would expect to bear increased risk relating to the residual market value of our car rental fleet and the depreciation of rental vehicles, each of which could have a material adverse effect on our results of operations and financial condition. The overall cost of cars subject to repurchase or guaranteed depreciation programs could also increase if the manufacturers were to make changes to these programs, particularly if such changes were to result in a decrease in the repurchase price or guaranteed depreciation without a corresponding decrease to the original purchase price. Repurchase or guaranteed depreciation programs also generally provide us with flexibility to reduce the size of our fleet rapidly in response to an economic downturn or changes in demand by returning cars sooner than originally expected. This flexibility may be reduced in the future to the extent the percentage of program cars in our car rental fleet decreases or this feature of repurchase or guaranteed depreciation programs is altered.

During 2006, approximately 74% of the cars acquired for our U.S. car rental fleet were manufactured by either General Motors Corporation or Ford Motor Company. A default on any repurchase or guaranteed depreciation agreement, particularly with respect to GM or Ford, might leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were either (a) sold for an amount less than the amount guaranteed under the applicable agreement or (b) sold and returned to the car manufacturer but for which we were not paid, as well as potential additional expenses if the prices at which we were able to dispose of program cars were less than the specified prices under the repurchase or guaranteed depreciation program. Any increased risk with respect to the likelihood of these defaults or a decline in the results of operations or financial condition of the manufacturers of the cars we purchase could also impact our ability to finance the purchase of cars to maintain our car rental fleet.

The relative strength of the used vehicle marketplace materially impacts the costs of our rental cars and trucks not covered by repurchase or guaranteed depreciation programs or trade-in agreements. We currently sell these used vehicles through auctions, third party resellers and other channels. These markets may not produce stable used vehicle pricing in the future. Based on the number of used trucks and non-program cars produced by our rental operations annually, and our intent to increase this number, any downturn in the used vehicle marketplace could have a material impact on our fleet holding costs and profitability.

Our car rental business is dependent on airline passenger traffic, and disruptions in travel patterns could harm our business.

In 2006, we generated approximately 81% of our domestic car rental revenue from our corporate owned on-airport locations. As a result, a decline in airline passenger traffic could have a material adverse effect on our results of operations. Events that affect air travel could include economic downturns, work stoppages, military conflicts, terrorist incidents or threats, pandemic diseases, natural disasters or the response of governments to any of these events. We also face increased costs of maintaining our positions on-airport through increased competitive bidding and minimum airport guarantees.

We are dependent on third party distribution channels, and the success of our business depends in significant part on these relationships.

The operators of third party distribution channels, through which we generate approximately 44% of our domestic reservations, generally can cancel or modify their agreements with us upon relatively short notice. Changes in our pricing agreements, commission schedules or arrangements with third party distribution channels, the termination of any of our relationships or a reduction in the transaction volume of such channels could have a material adverse effect on our business, financial condition and results of operations. Most of these reservations are made in connection with GDS (Amadeus, Galileo, Sabre and Worldspan), which aggregate reservations from various sources. Our largest third party source of reservations (other than from GDS) in 2006 was responsible for less than 2% of our domestic reservations.

Our business is seasonal, and a disruption in rental activity during our peak season could materially adversely affect our results of operations.

In our business, the third quarter of the year has historically been our strongest quarter due to the increased level of leisure travel and household moving activity. In 2006, the third quarter accounted for approximately 28% of our vehicle rental revenue and 36% of ABCR’s income before income taxes. Any occurrence that disrupts rental activity during the third quarter could have a disproportionately material adverse effect on our liquidity and/or our results of operations.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant amount of our borrowings, primarily our seasonal borrowings, bear interest at variable rates and expose us to interest rate risk. If interest rates increase, whether because of an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our net income could be materially adversely affected. As of December 31, 2006, our total outstanding debt of approximately $7.1 billion included interest rate sensitive debt of approximately $500 million (either by its original terms or through the use of interest rate derivatives), which had a weighted average interest rate of approximately 6% per annum. During our seasonal borrowing peak in 2006, outstanding interest rate sensitive debt totaled approximately $1.5 billion, with a weighted average interest rate of approximately 6% per annum.

We face risks arising from our heavy reliance on communications networks and centralized information systems.

We rely heavily on information systems, including our reservation system, to accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems, and we rely on communications services providers to link our systems with the business locations these systems serve. A failure of a major system, or a major disruption of communications between the system and the locations it serves, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise materially adversely affect our ability to manage our business effectively. Our systems’ business continuity plans and insurance programs are designed to mitigate such a risk, not eliminate it.

In addition, because our systems contain personally identifiable non-public information about millions of individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs and other material adverse effects on our results of operations.

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

Changes in the U.S. and foreign legal and regulatory environment that affect our operations, including laws and regulations relating to the insurance products we sell, consumer privacy, data security, automobile-related liability and insurance rates, could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations.

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

In almost every state, we recover various costs associated with the title and registration of our vehicles. In addition, where permitted, we also recover the concession cost imposed by an airport authority or the owner and/or operator of the premises from which our vehicle is rented. Our long standing business practice has been to separately state these additional surcharges in our rental agreements and invoices and disclose the existence of these surcharges to consumers together with an estimated total price, inclusive of these surcharges, in all distribution channels. This standard practice comports with the Federal Trade Commission Act and has been upheld by several courts. However, there are several legislative proposals which, if enacted, would define which surcharges are permissible and establish calculation formulas which may differ from the manner in which we set our surcharges. We cannot assure you that if any of these proposals were to be enacted there will not be an adverse impact or limitation on our ability to recover all of the surcharges we currently charge.

We may be held responsible by third parties, regulators or courts for the actions of, or failures to act by, our licensees, which exposes us to possible fines, other liabilities and bad publicity.

Our car and truck rental licensee locations, which include both franchisees and dealers, are independently owned and operated. Our agreements with our licensees require that they comply with all laws and regulations applicable to their businesses, including our internal policies and standards. Under these licensee agreements, licensees retain control over the employment and management of all personnel. Third parties, regulators or courts may seek to hold us responsible for the actions of, or failures to act by, our licensees. Although we maintain the right to monitor the operations of licensees and have the ability to terminate licensee agreements for failure to adhere to contracted operational standards, we are unlikely to detect all problems. Moreover, there are occasions when our and our licensees’ activities may not be clearly distinguishable. It is our policy to vigorously seek to be dismissed from any such claims and to pursue indemnity for any adverse decisions. Failure to comply with laws and regulations by our licensees may expose us to liability and damages that may adversely affect our business.

Significant increases in fuel costs or limitations in fuel supplies could harm our business.

We could be adversely affected by limitations in fuel supplies or significant increases in fuel prices. A severe or protracted disruption in fuel supplies or significant increases in fuel prices could have a material adverse effect on our financial condition and results of operations, either by directly discouraging consumers from renting cars and trucks or by causing a decline in airline passenger traffic.

Risks related to our indebtedness

We have a substantial amount of debt which could impair our financial condition and adversely affect our ability to react to changes in our business.

As of December 31, 2006, our total debt was approximately $7.1 billion and we had approximately $1.2 billion of available borrowing capacity under our senior secured credit facility.

Our substantial indebtedness could have important consequences, including:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy, acquisitions and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes;

•

making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions; and

•

exposing us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates.

Despite our current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

Subject to specified limitations, the indenture governing our senior unsecured notes limits, but does not prohibit, ABCR or its subsidiaries from incurring additional indebtedness in the future. As of December 31, 2006, ABCR’s senior secured credit facility provided us commitments for additional borrowings of up to $1.2 billion, in the aggregate. All of those borrowings would be secured and the lenders under ABCR’s senior secured credit facility would have a prior claim to the assets that secure such indebtedness. If new debt is added to our current debt levels, the risks described above in the previous risk factor could intensify.

Restrictive covenants in agreements and instruments governing our debt may adversely affect our ability to operate our business.

The indenture governing our senior unsecured notes and the agreement governing ABCR’s senior secured credit facility contain, and our future debt instruments may contain various provisions that limit our ability to, among other things:

•	incur additional debt;

•	provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	incur liens;

•	make distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

We require a significant amount of cash to service all of our indebtedness and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and refinance our debt depends on our ability to generate cash flow. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, some of which are beyond our control. Our business may not generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, and our cash needs may increase. If we are unable to generate sufficient cash flow from operations to service our debt and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. If we must sell our assets, it may negatively affect our ability to generate revenue.

Risks related to the separation

We have little recent operating history as a stand-alone vehicle rental company.

The financial information included in this annual report on Form 10-K does not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone vehicle rental company during the periods presented or those that we will achieve in the future. This is primarily a result of the following factors:

•

Prior to the completion of the Cendant Separation, the vehicle rental business was operated by Cendant as part of its broader corporate organization, rather than as an independent company. Cendant or one of its affiliates performed various corporate functions for our vehicle rental business, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our financial results for all periods other than fourth quarter 2006 for our operating segments reflect allocations of corporate expenses from Cendant for these and similar functions. These allocations may be more or less than the comparable expenses we would have incurred had we operated as a stand-alone vehicle rental company during those periods.

•

Generally, prior to completion of the Cendant Separation, working capital requirements and capital for general corporate purposes for the vehicle rental business, including acquisitions and capital expenditures, were historically satisfied as part of the corporate-wide cash management policies of Cendant’s broader corporate organization. With the completion of the Cendant Separation, we will not have access to the cash generated by the businesses of Realogy, Wyndham Worldwide or Travelport in order to finance our working capital or other cash requirements (except for obligations of these entities to make payments to us for certain specified items). Without access to the cash generated by these companies, we may need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•	With the completion of the Cendant Separation, the cost of capital for our business may be higher than our cost of capital prior to the completion of the Cendant Separation.

•

While we have entered into short-term transition agreements that govern certain commercial and other relationships among us, Realogy, Wyndham Worldwide and Travelport, those temporary arrangements may not capture the benefits (including economies of scope and scale in customer and vendor relationships) our business has enjoyed as a result of being integrated with those companies. The loss of these benefits could have an adverse effect on our business, results of operations and financial condition.

•

Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Realogy, Wyndham Worldwide and Travelport.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate now that the Cendant Separation is complete, and we may experience increased costs as a result of the Cendant Separation.

Realogy, Wyndham Worldwide and Travelport are contractually obligated to provide to us only those services specified in the transition services agreement and the other agreements we entered into with them in connection with the separation. We may be unable to replace, in a timely manner or on comparable terms, the services that Realogy, Wyndham Worldwide or Travelport previously provided to us that are not specified in the transition services agreement or the other agreements. In addition, if Realogy, Wyndham Worldwide or Travelport do not continue to perform effectively the transition services and other services that are called for under the transition services agreement and the other agreements, we may not be able to operate our business effectively and our profitability may decline. Furthermore, after the expiration of the transition services and other agreements, we may be unable to replace, in a timely manner or on comparable terms, the services specified in such agreements.

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

Pursuant to the Separation and Distribution Agreement, Realogy and Wyndham Worldwide are responsible for 62.5% and 37.5%, respectively of certain contingent and other of our corporate liabilities including those relating to unresolved tax and legal matters. More specifically, Realogy and Wyndham Worldwide have generally assumed and are responsible for the payment of their allocated percentage of (i) all taxes imposed on us and certain of our subsidiaries and (ii) certain of our contingent and other corporate liabilities and/or our subsidiaries to the extent incurred prior to August 23, 2006. These contingent and other corporate liabilities include liabilities relating to (i) Cendant’s terminated or divested businesses, including among others, the former PHH and Marketing Services (Affinion) businesses, (ii) liabilities relating to the Travelport sale, if any, (iii) the Securities Action and related litigation (for a further description of these litigation matters, see “Legal Proceedings”) and (iv) generally any actions with respect to the Cendant Separation or the distributions brought by any third party. If any party responsible for such liabilities were to default in its payment, when due, of any such assumed obligations, each non-defaulting party, including us, would be required to pay an equal portion of the amounts in default.

Moreover, the Separation and Distribution Agreement provides for cross-indemnities designed to place financial responsibility of certain liabilities and other obligations with the proper company. Any failure by Realogy, Wyndham Worldwide or Travelport to pay any of their assumed liabilities when due or to indemnify us when required may cause a material adverse affect on our results of operations.

Risks related to our common stock

The market price of our shares may fluctuate widely.

We cannot predict the prices at which our common stock will trade. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Your percentage ownership may be diluted in the future.

Your percentage ownership may be diluted in the future because of equity awards that we granted to our directors, officers and employees and the accelerated vesting of other equity awards. As disclosed in the notes to our financial statements included herein, on August 1, 2006, we granted approximately 1.8 million restricted stock units and approximately 0.5 million stock-settled stock appreciation rights. While we anticipate that the value of annual grants in future years will be lower than the August 2006 grant, we do expect to grant restricted stock units and/or other types of equity awards in the future.

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

Our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•	elimination of the right of our stockholders to act by written consent;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our Board to issue preferred stock without stockholder approval; and

•	limitations on the right of stockholders to remove directors.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

In 2006, prior to the Cendant Separation, our Board adopted a stockholder rights plan which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us a newly created series of junior preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten business days (or a later date determined by our Board of Directors before the rights are separated from our common stock) after the public announcement that a person or group has become an “acquiring person” by acquiring beneficial ownership of 15% or more of our outstanding common stock or (ii) ten business days (or a later date determined by our Board before the rights are separated from our common stock) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group becoming an acquiring person. The issuance of preferred stock pursuant to the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at leased offices at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease expiring in 2023. Additional corporate functions are also conducted at leased offices at 10 Sylvan Way and One Campus Drive in Parsippany, New Jersey pursuant to leases expiring in 2011 and 2007, respectively. We also own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car rental operations. Office space is also leased in Orlando, Florida; Englewood, Colorado; Wichita Falls, Texas; Tulsa, Oklahoma; and Fredericton, Canada pursuant to leases expiring in 2007, 2010, 2010, 2010, and 2011, respectively. These locations primarily provide operational services for both brands, including call center operations. The Budget office at Redding, California was closed in 2005 and is currently vacant and is subject to a lease expiring in 2011. In addition, there are approximately 20 other leased office locations in the United States for administrative activities, regional sales and operations activities.

We lease or have vehicle rental concessions for both the Avis and Budget brands at locations throughout the world. Avis operates approximately 750 locations in the United States and approximately 310 locations outside the United States. Of those locations, approximately 230 in the United States and approximately 120 outside the United States are at airports. Budget operates at approximately 590 locations in the United States of which approximately 140 are at airports. Budget also operates at approximately 180 locations outside the United States of which approximately 60 are at airports. Typically, an airport receives a percentage of vehicle rental revenue, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums.

We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

Vehicle Rental Business

We, along with our subsidiaries, are involved, from time to time, in legal proceedings in the ordinary course of business, including the cases described below.

On August 8, 2006, Ludwig v. Avis Rent A Car System, Inc. and Farrell v. Budget Rent A Car System, Inc. were commenced in the Superior Court of California in and for Los Angeles on behalf of plaintiffs and all others similarly situated claiming violations of California Civil Code Section 1936 and unlawful, unfair or fraudulent business practices under California Business and Professions Code Section 17203. In both cases, plaintiffs seek class certification, general and compensatory damages, attorneys’ fees and seek that Avis and Budget, respectively, be enjoined from future conduct constituting violations of Civil Code Section 1936. Section 1936 of the California Civil Code establishes the additional daily rates which a rental car company may charge for the optional loss damage waiver product based on the manufacturer suggested retail price (MSRP) of the vehicle in 2002 with Consumer Price Index increases to the MSRP commencing January 1, 2003. Plaintiffs contend that the amount of the daily charge imposed for certain classes of vehicles exceeds the amount set forth in the statute based on the vehicle cost. No class certification hearing has been scheduled or heard by the court.

Avis has been named as a defendant in two putative class actions (Esquivel v. Avis, commenced January 24, 2004 in the 214th Judicial District of Nueces County, Texas, and Stafford v. Avis, commenced February 16, 2005 in the District Court in and for Creek County, State of Oklahoma) and Budget has been named as a defendant in one putative class action (Ramon v. Budget, commenced April 21, 2006 in the U.S. District Court for the District of New Jersey). Each case alleges that the Company’s use and collection of the fuel service charge (“FSC”), pursuant to its rental agreements, constitutes an illegal penalty and is therefore a breach of the rental agreements between the Company and the putative class members and is unconscionable under the relevant state Uniform Commercial Code. The cases assert other causes of action such as fraudulent misrepresentation, unjust enrichment, unfair trade practice under the Oklahoma Consumer Protection Act, and violation of New Jersey’s Consumer Fraud Act. The putative class in each case comprises: in Esquivel, all Texas residents who were charged an FSC by Avis or its licensee in Texas after February 6, 2000; in Stafford, all persons who were charged an FSC by Avis, or alternatively, all Oklahoma residents who were charged an FSC by Avis; and in Ramon, all persons who were charged an FSC by Budget. In each case, the plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and the Company’s actual costs, disgorgement of unearned profits, attorneys’ fees and costs. In the Esquivel matter, discovery is ongoing and a hearing on the plaintiff’s motion for class certification that was scheduled for December 2006 has been adjourned and is likely to be rescheduled for April 2007. No class certification hearing has been scheduled or heard by the Court in the Stafford case. In February 2007, the Court granted our motion to dismiss the complaint in its entirety in the Ramon case, without prejudice.

On October 27, 2006, plaintiffs Giuseppe Demarte and Mona Self filed a complaint against Budget Truck Rental, LLC (“BTR”) in the Superior Court of the State of California, County of Los Angeles. The complaint alleges causes of action for unlawful business practices in violation of California Business & Professions Code Section 17200, et seq., and conversion, relating to BTR’s refueling practices and procedures. The complaint is asserted as a putative class action on behalf of “all persons who, within the four years preceding the filing of the Complaint, have entered into a truck rental agreement with Budget Truck Rental in California that provided for a refueling fee and who paid that fee, or have paid for fuel in connection with that rental agreement based on the amount of fuel measured by the rented truck’s fuel gauge, or have returned the rented truck to Budget with more fuel in the tank than at the initiation of the rental.” On December 29, 2006, BTR filed an answer to plaintiffs’ complaint. A case management conference currently is scheduled for March 6, 2007.

Corporate Litigation

Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among the Company, Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Realogy has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of the Company or its subsidiaries which are not primarily related to any of the respective businesses of Realogy, Wyndham Worldwide, Travelport and/or the Company’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the date of the separation of Travelport from the Company. Such litigation includes the litigation described below.

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC International, Inc. (“CUC”) business units, and prior to the filing of this annual report on Form 10-K, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against the Company and other defendants, of which a number of lawsuits have been settled. Approximately five lawsuits remain unresolved in addition to the matter described below.

In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the “Securities Action”), is a consolidated class action brought on behalf of all persons who acquired securities of Cendant and CUC, except PRIDES securities, between May 31, 1995 and August 28, 1998. Named as defendants are the Company; 28 current and former officers and directors of Cendant, CUC and HFS Incorporated; and Ernst & Young LLP, CUC’s former independent accounting firm.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CAR”. At January 31, 2007, the number of stockholders of record was approximately 3,298. The following table sets forth the quarterly high and low sales prices per share of CAR common stock as reported by the NYSE for 2006 and 2005.

2006 (*)	High	Low
First Quarter	$23.36	$20.29
Second Quarter	23.71	20.45
Third Quarter	24.40	17.30
Fourth Quarter	22.62	18.59

2005 (*)	High	Low
First Quarter	$30.57	$27.05
Second Quarter	29.77	25.51
Third Quarter	29.93	26.14
Fourth Quarter	27.33	21.96

(*)	Stock prices reflect the impact of the separation and have been adjusted for the 1-for-10 reverse stock split, which became effective September 5, 2006.

Dividend Policy

Following the declaration of a cash dividend for first quarter 2006, our Board suspended any further cash dividends prior to completion of the Cendant Separation. We do not anticipate paying dividends on our common stock for the foreseeable future. Our ability to pay dividends to holders of our common stock is limited as a practical matter by ABCR’s senior credit facilities, the indenture governing our senior notes and our vehicle financing programs, insofar as we may seek to pay dividends out of funds made available to Avis Budget Group by ABCR and/or its subsidiaries, because these debt financings directly or indirectly restrict ABCR’s ability to pay dividends or make loans. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial conditions, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

On July 31, 2006, we distributed 100% of our ownership interest in Realogy and Wyndham, comprising Cendant’s former Real Estate Services and Hospitality Services (including Timeshare Resorts) businesses, respectively, to our stockholders. We distributed one share of Realogy common stock for every four shares of our common stock and one share of Wyndham stock for every five shares of our common stock, in each case outstanding on the record date for the distribution. On January 31, 2005, we distributed 100% of our ownership interest in PHH Corporation, comprising our former mortgage, appraisal and fleet management businesses, to our stockholders. We distributed one share of PHH common stock for every 20 shares of our common stock outstanding on the record date for the distribution.

In 2006, we paid cash dividends of $1.10 per common share in the first quarter. In 2005, we paid cash dividends of $0.90, $0.90, $1.10 and $1.10 per common share in the first, second, third and fourth quarters, respectively. These dividend amounts have been adjusted to reflect a one-for-ten reverse stock split, which we completed in September 2006.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph assumes $100 invested on December 31, 2001 and compares (a) the yearly percentage change in our cumulative total stockholder return on our common stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends (including the Realogy, Wyndham and PHH distributions described above under “Dividend Policy”), assuming dividend reinvestment, during the five years commencing on the last trading day before January 1, 2002 and ending on December 31, 2006, and (B) the difference between our stock price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Standard & Poor’s 500 Index, (ii) the Standard & Poor’s MidCap 400 Index and (iii) the Standard & Poor’s Diversified Commercial Services Index.

Comparison of Five Year Cumulative Total Return

Among Avis Budget Group, Inc., the S&P 500 Index, the S&P MidCap 400 Index and

the S&P Diversified Commercial Services Index

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In millions, except per share data)
Results of Operations
Net revenues	$5,689	$5,400	$4,820	$4,682	$3,015

Income (loss) from continuing operations	$(451)	$(11)	$71	$(149)	$(241)
Income (loss) from discontinued operations, net of tax	(1,479)	1,637	2,020	1,558	1,012
Cumulative effect of accounting changes, net of tax	(64)	(8)	-	(329)	-

Net income (loss)	$(1,994)	$1,618	$2,091	$1,080	$771

Per Share Data
Income (loss) from continuing operations:
Basic	$(4.48)	$(0.10)	$0.69	$(1.46)	$(2.37)
Diluted	(4.48)	(0.10)	0.67	(1.46)	(2.37)
Income (loss) from discontinued operations:
Basic	$(14.71)	$15.74	$19.60	$15.32	$9.94
Diluted	(14.71)	15.74	18.99	15.32	9.94
Cumulative effect of accounting changes:
Basic	$(0.63)	$(0.08)	$-	$(3.24)	$-
Diluted	(0.63)	(0.08)	-	(3.24)	-
Net income (loss):
Basic	$(19.82)	$15.56	$20.29	$10.62	$7.57
Diluted	(19.82)	15.56	19.66	10.62	7.57

Cash dividends declared (a)	$1.10	$4.00	$3.20	$-	$-

Financial Position
Total assets	$13,271	$34,493	$42,698	$39,551	$36,337
Assets of discontinued operations	-	20,512	29,452	27,232	24,469
Assets under vehicle programs	7,700	8,500	7,072	6,485	6,379
Long-term debt, including current portion	1,842	3,508	4,234	5,900	6,396
Debt under vehicle programs (b)	5,270	7,909	6,727	6,295	6,138
Stockholders’ equity	2,443	11,342	12,464	9,946	9,167

(a)

Cash dividends declared have been adjusted to reflect the 1-for-10 reverse stock split of our common stock, which became effective in September 2006. See Note 1 to our Consolidated Financial Statements.

(b)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP) LLC. See Note 15 to our Consolidated Financial Statements.

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

Income (loss) from discontinued operations, net of tax, includes the after tax results of the following disposed businesses for all periods presented (through their dates of disposition): (i) Travelport, which we sold in August 2006, (ii) Realogy and Wyndham, which were spun-off on July 31, 2006, (iii) our former Marketing Services division, which we sold in October 2005, (iv) Wright Express Corporation, which we sold in February 2005, (v) our former mortgage, fleet leasing and appraisal businesses, which were included in the spin-off of PHH Corporation on January 31, 2005, (vi) Jackson Hewitt Tax Service Inc., which we sold in June 2004, and

(vii) National Car Parks (“NCP”), which we sold in May 2002. Income (loss) from discontinued operations, net of tax, also includes the after tax losses on the sale of Travelport and the spin-offs of Realogy and Wyndham in 2006, the after tax gains on the sale of our Marketing Services division and Wright Express in 2005, the after tax loss on the spin-off of PHH in 2005, the after tax gain on the sale of Jackson Hewitt in 2004 and the after tax loss on disposal of NCP in 2002. See Note 3 to our Consolidated Financial Statements for more detailed information regarding these discontinued operations.

During 2006, we recorded $10 million of restructuring charges related to restructuring initiatives within our Truck Rental and Domestic Car Rental segments. In 2005, we recorded $26 million of restructuring and transaction-related charges as a result of restructuring activities undertaken following the spin-off of PHH Corporation and the initial public offering of Wright Express Corporation. See Note 9 to our Consolidated Financial Statements for a detailed description of such charges.

During 2006, 2005, 2004, 2003 and 2002, we incurred $40 million, $35 million, $(28) million, $11 million and $103 million, respectively, for litigation and related costs (credits) primarily in connection with the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc. The amount in 2004 includes a $55 million credit recorded in connection with previously established liabilities for severance and other termination benefits for which we no longer believe we are liable.

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

Following the distributions of the shares of Realogy Corporation and Wyndham Worldwide Corporation to our stockholders on July 31, 2006 and the sale of Travelport, Inc. on August 23, 2006, which are further described below, we changed our name to Avis Budget Group, Inc. Our continuing operations consist primarily of our Avis Budget Car Rental, LLC subsidiary, the parent company of the companies that comprise our vehicle rental operations, which provide car and truck rentals and ancillary services to businesses and consumers in the United States and internationally.

We operate in the following business segments:

•	Domestic Car Rental—provides car rentals and ancillary products and services in the United States.

•	International Car Rental—provides car rentals and ancillary products and services primarily in Canada, Argentina, Australia, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental—provides truck rentals and related services to consumers and light commercial users in the United States.

Our revenues are derived principally from car and truck rentals in our company-owned operations and include (i) time and mileage (“T&M”) fees charged to our customers for vehicle rentals, (ii) reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations, and (iii) sales of loss damage waivers and insurance, and rentals of navigation units and other items in conjunction with vehicle rentals. We also earn royalty revenue from our franchisees in conjunction with their vehicle rental transactions.

Car rental volumes are closely associated with the travel industry, particularly airline passenger volumes, or enplanements. Because, we operate primarily in the United States and generate a significant portion of our revenue from our on-airport operations, we expect that our ability to generate revenue growth will be somewhat dependent on increases in domestic enplanements. We have also experienced significant per-unit fleet cost increases on model-year 2006 and 2007 vehicles, which have negatively impacted our margins. Accordingly, our ability to achieve profit margins consistent with prior periods remains dependent on our ability to successfully reflect corresponding changes in our pricing programs.

Our vehicle rental operations are seasonal. Historically, the third quarter of the year has been our strongest quarter due to the increased level of leisure travel and household moving activity. Any occurrence that disrupts rental activity during the third quarter could have a disproportionately material adverse effect on our results of operations. We have a predominantly variable cost structure and routinely adjust the size and, therefore, the cost of our rental fleet in response to fluctuations in demand. However, certain expenses, such as rent, are fixed and cannot be reduced in response to seasonal fluctuations in our operations.

We believe that the following trends, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which remained relatively flat compared to 2005, but are expected to increase modestly in 2007, assuming there are no major disruptions in travel;

•	Rising per-unit car fleet costs, which we began to experience in 2005 and anticipate will continue with model-year 2007 vehicles;
•	Pricing increases, which we instituted throughout 2006 in response to rising fleet costs and intend to continue to pursue, where appropriate; and
•	Our continued expansion in off-airport, or local market segments, including insurance replacement rentals.

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

Following this strategic realignment, our management team and Board of Directors, with the aid of financial and legal advisors, performed a comprehensive review of the growth opportunities and estimated market valuations for each of our core businesses. As a result of this review, from October 2005 to July 2006, our Board of Directors approved a plan to separate Cendant into four independent companies:

•	Realogy Corporation – encompasses our former Realogy segment, which is now presented as a discontinued operation.

•	Wyndham Worldwide Corporation – encompasses our former Hospitality Services and Timeshare Resorts segments, which are now presented as discontinued operations.

•	Travelport, Inc. – encompasses our former Travel Distribution Services segment, which is now presented as a discontinued operation.

•	Avis Budget Group, Inc. – encompasses our vehicle rental operations.

On July 31, 2006, we completed the spin-offs of Realogy Corporation and Wyndham Worldwide Corporation in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of then outstanding Cendant common stock held on July 21, 2006. On August 1, 2006, Realogy and Wyndham stock began regular-way trading on the New York Stock Exchange under the symbols “H” and “WYN,” respectively. Prior to the completion of the spin-offs, we received special cash dividends of $2,225 million and $1,360 million from Realogy and Wyndham, respectively, and utilized such proceeds to fund a portion of the repayment of our outstanding debt, as discussed below. On August 23, 2006, we completed the sale of Travelport for proceeds of approximately $4.1 billion, net of closing adjustments, of which approximately $1.8 billion was used to repay indebtedness of Travelport. Pursuant to the Separation and Distribution Agreement, during third quarter 2006, we distributed $1,423 million and $760 million of such proceeds to Realogy and Wyndham, respectively. In connection with executing our plan, we incurred costs of $574 million and $15 million during 2006 and 2005, respectively. These costs consist primarily of legal, accounting, other professional and consulting fees and various employee costs, and for 2006 include costs associated with the retirement of corporate debt.

In connection with our execution of the separation plan, we repaid certain corporate and other debt and entered into new financing arrangements, including (i) the completion of $1,875 million of fixed and floating rate financing by Avis Budget Car Rental (ii) the establishment of a $1.5 billion revolving credit facility by Avis Budget Car Rental (iii) the completion of a tender offer for $2.6 billion of our corporate debt by repurchasing approximately $2.5 billion outstanding aggregate principal amount of our 6 1/4% notes due in January 2008 and March 2010, 7 3/8% notes due in January 2013 and 7 1/8% notes due in March 2015 and the subsequent redemption of the untendered portion of such debt and (iv) the repayment of aggregate principal of $950 million due in August 2006 under our 6 7/8% and 4.89% notes. As a result of the spin-offs of Realogy and Wyndham, we repaid outstanding borrowings of $560 million (including $265 million which was recorded within discontinued operations) and $600 million under our former $2.0 billion revolving credit facility and asset-linked facility, respectively, and terminated these facilities during July 2006.

In connection with the separation, we entered into a separation agreement, tax sharing agreement and transition services agreement with Realogy, Wyndham and Travelport.

On August 29, 2006, our stockholders approved certain amendments to our Certificate of Incorporation, including a change in our name from Cendant Corporation to Avis Budget Group, Inc. and a 1-for-10 reverse stock split of our common stock, each of which became effective on the New York Stock Exchange at the opening of the market on September 5, 2006 and, at that time, our ticker symbol changed to ‘‘CAR’’.

RESULTS OF OPERATIONS

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. Generally accepted accounting principles require us to segregate and report as discontinued operations, for all periods presented, the account balances and activities of Jackson Hewitt, PHH, Wright Express, our former Marketing Services division, Realogy, Wyndham and Travelport. Previously, we could not classify our former mortgage business as a discontinued operation due to Realogy's participation in a mortgage origination venture that was established with PHH in connection with our January 2005 spin-off of PHH. However, due to the spin-off of Realogy on July 31, 2006, this business is classified as a discontinued operation.

We measure performance using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers. Our car rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual usage of the vehicle during a 24-hour period. We believe that this methodology, while conservative, provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics.

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

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Our consolidated results of operations comprised the following:

	2006	2005	Change
Net revenues	$5,689	$5,400	$289
Total expenses	6,366	5,462	904

Loss before income taxes	(677)	(62)	(615)
Benefit from income taxes	(226)	(51)	(175)

Loss from continuing operations	(451)	(11)	(440)
Income from discontinued operations, net of tax	478	1,088	(610)
Gain (loss) on disposal of discontinued operations, net of tax	(1,957)	549	(2,506)
Cumulative effect of accounting changes, net of tax	(64)	(8)	(56)

Net income (loss)	$(1,994)	$1,618	$(3,612)

During 2006, our total revenues increased $289 million (5%) principally due to a 5% increase in T&M revenue reflecting a 2% increase in rental days and a 5% increase in T&M revenue per day within our car rental operations, partially offset by a 14% reduction in truck rental days. Total expenses increased $904 million (17%) principally reflecting separation-related charges of $574 million we incurred during 2006 and increased fleet depreciation and lease charges of $178 million resulting from higher per unit fleet costs and a larger car rental fleet. The separation charges relate primarily to the early extinguishment of debt, stock-based compensation, severance and retention and legal, accounting, and other professional fees. The year-over-year increase in total expenses also reflects (i) increases in operating costs associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, commissions and shuttling costs, and (ii) incremental expenses representing inflationary increases in rent, salaries and wages and other costs. Interest expense related to corporate debt increased $64 million primarily due to the absence in 2006 of a $73 million reversal of accrued interest during first quarter 2005 associated with the resolution of amounts due under a litigation settlement reached in 1999. We also incurred $101 million of incremental corporate interest expense related to $1,875 million of borrowings by Avis Budget Car Rental in second quarter 2006, which was substantially offset by a reduction in corporate interest expense resulting from the repayment of approximately $3.5 billion of corporate debt in third quarter 2006. As a result of these items, as well as a $175 million increase in our benefit from income taxes, our loss from continuing operations increased $440 million. Our effective tax rate for continuing operations was a benefit of 33.4% and 82.3% for 2006 and 2005, respectively. The 2005 rate was higher due to the favorable resolution of prior years’ examination matters and state taxes. Selling, general and administrative expenses include unallocated corporate expenses related to the discontinued operations treatment of our former subsidiaries. We will not incur the majority of these corporate costs going forward.

Income from discontinued operations decreased $610 million, which primarily reflects (i) a decrease of $745 million in net income generated by Realogy and Wyndham in 2006 compared to 2005 (these businesses were included in our 2006 results through July 31, 2006, the date of disposition, but were included in our results for the full year ended December 31, 2005) and (ii) the absence in 2006 of net income of $53 million related to our former Marketing Services division (this business was disposed in fourth quarter 2005). These decreases were partially offset by (i) an increase of $160 million in net income generated by Travelport during 2006, which reflects the absence in 2006 of a $425 million pretax impairment charge recorded in 2005, partially offset by the inclusion of this business in our 2006 results through August 23, 2006, the date of disposition, but for the full year ended December 31, 2005 and (ii) the absence of a $24 million loss incurred by PHH in 2005.

The net loss we recognized on the disposal of discontinued operations increased approximately $2.5 billion year-over-year, which reflects (i) a $1.8 billion loss on the disposal of Travelport in 2006, (ii) $112 million of costs we incurred in connection with the spin-offs of Realogy and Wyndham and (iii) the absence of a net gain on disposals of $549 million in 2005, which includes a $581 million gain on the sale of our former Marketing

Services division and a $253 million gain recognized primarily in connection with the initial public offering of Wright Express, partially offset by a $285 million charge related to the spin-off of PHH.

During 2006, we recorded non-cash charges of $103 million ($64 million, after tax) to reflect the cumulative effect of accounting changes as a result of our adoption of (i) SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,’’ and American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions’’ on January 1, 2006, which resulted in a non-cash charge of $65 million after tax, and (ii) SFAS No. 123R, ‘‘Share-Based Payment,’’ on January 1, 2006, which resulted in a non-cash credit of $1 million after tax. In addition, during 2005, we recorded a $14 million ($8 million, after tax) non-cash charge to reflect the cumulative effect of accounting change as a result of our adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

As a result of the above-mentioned items, which arose from the dramatic change in composition of our operations effected over 2005 and 2006, net income decreased approximately $3.6 billion.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			EBITDA
	2006	2005	% Change	2006	2005	% Change
Domestic Car Rental	$4,395	$4,109	7%	$214	$225	(5)%
International Car Rental	761	661	15	111	111	-
Truck Rental	472	546	(14)	45	103	(56)

Total Reportable Segments	5,628	5,316	6	370	439	(16)
Corporate and Other (a)	61	84	(27)	(393)	(213)

Total Company	$5,689	$5,400	5	(23)	226

Less: Non-vehicle related depreciation and amortization				105	116
Interest expense related to corporate debt, net (b)				549	172

Loss before income taxes				$(677)	$(62)

(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses.
(b)

The 2006 amount includes a $313 million charge related to the early extinguishment of corporate debt. The 2005 amount includes a credit resulting from the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.

Domestic Car Rental

Revenues increased $286 million (7%) while EBITDA decreased $11 million (5%) in 2006 compared with 2005. We achieved higher car rental pricing in 2006 compared to 2005, but EBITDA margin comparisons were negatively impacted by higher fleet costs.

The revenue increase of $286 million was comprised of a $222 million (7%) increase in T&M revenue and a $64 million (8%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 1% increase in the number of days a car was rented and a 6% increase in T&M revenue per day. We expect to realize continuing year-over-year price increases into 2007 as we seek to offset the impact of higher fleet costs and interest rates, which we began to experience in the second half of 2005. Fleet depreciation and lease charges increased $122 million (12%) in 2006 primarily due to (i) an increase of 1% in the average size of our domestic rental fleet and (ii) increased per unit fleet costs for model year 2007 and 2006 vehicles compared, respectively, to model year 2006 and 2005 vehicles. We incurred $5 million more vehicle-related interest expense during 2006 compared to 2005, primarily due to a decrease in intercompany interest income. The impact of rising interest rates was substantially offset by the reduction in vehicle related debt in April 2006 with the proceeds from our new corporate borrowings. Interest expense related to such corporate debt is not included in EBITDA, whereas interest related to vehicle-backed debt is included in EBITDA.

The $64 million increase in ancillary revenues was due primarily to (i) a $27 million increase in counter sales of insurance and other items, (ii) a $24 million increase in airport concession and vehicle licensing revenues, which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, and (iii) a $13 million increase in gasoline revenues, which was offset in EBITDA by $24 million of additional gasoline costs. EBITDA from our domestic car rental operations also reflects (i) $87 million of additional expenses primarily associated with increased car rental volume and fleet size, including vehicle maintenance and damage costs, (ii) $43 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other costs, (iii) $28 million of incremental agency-operator and credit card commission expense associated with increased T&M revenue and (iv) $19 million of separation-related charges we incurred during 2006 primarily related to accelerated vesting of stock-based compensation awards. Such activity was partially offset by (i) a $26 million decrease in public liability and property damage costs reflecting more favorable claims experience, (ii) the absence of $12 million of expenses relating to damages caused by the hurricanes experienced in the Gulf Coast in September 2005, (iii) a $10 million reduction in incentive compensation expenses and (iv) the absence of $10 million of litigation expense incurred in 2005 resulting from the settlement of a dispute.

International Car Rental

Revenues increased $100 million (15%) while EBITDA was unchanged in 2006 compared with 2005, primarily reflecting growth in rental day volume and the impact on our 2006 results of franchisees acquired during or subsequent to 2005, as discussed below. Our EBITDA margins were negatively impacted by higher fleet and interest costs.

The revenue increase of $100 million was comprised of a $69 million (14%) increase in car rental T&M revenue and a $31 million (18%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 13% increase in the number of days a car was rented (which includes 4% organic growth) and a 2% increase in T&M revenue per day. The favorable effect of incremental T&M revenues was partially offset in EBITDA by $35 million (24%) of increased fleet depreciation and lease charges resulting from an increase of 13% in the average size of our international rental fleet and increased per-unit fleet costs. We incurred $10 million more vehicle-related interest expense during 2006 compared to 2005, primarily due to increased interest rates.

The $31 million increase in ancillary revenues was due primarily to (i) a $16 million increase in counter sales of insurance and other items, (ii) an $11 million increase in airport concession and vehicle licensing revenues, the majority of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, and (iii) a $4 million increase in gasoline revenues, which was partially offset in EBITDA by $1 million of additional gasoline costs. EBITDA also reflects (i) $20 million of higher operating expenses primarily due to increased car rental volume and fleet size, including vehicle maintenance and damage costs, (ii) $20 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other costs and (iii) $7 million of incremental agency-operator and credit card commission expense associated with increased T&M revenue. The increases discussed above also include (i) $55 million of revenue and $1 million of EBITDA losses resulting from our acquisitions of international franchisees during or subsequent to 2005 and (ii) a $12 million increase in revenue related to favorable foreign currency exchange rate fluctuations, which was substantially offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses.

Truck Rental

Revenues and EBITDA declined $74 million (14%) and $58 million (56%), respectively, for 2006 compared with 2005, primarily reflecting lower rental day volume and lower T&M revenue per day. EBITDA was also impacted by higher fleet costs.

Substantially all of the revenue decrease of $74 million was due to a decrease in T&M revenue, which reflected a 14% reduction in rental days and a 2% decrease in T&M revenue per day. The 14% reduction in rental days reflected declines primarily in commercial volumes and a 5% reduction in the average size of our rental fleet. Despite the reduction in the average size of our truck rental fleet, reflecting our efforts to focus on newer and more efficient trucks, we incurred $23 million (23%) of incremental fleet depreciation, interest and lease charges primarily due to higher per-unit fleet costs. EBITDA was also unfavorably impacted by the absence of a $13 million credit relating to a refinement made during 2005 in how we estimate repair and refurbishment costs of our truck fleet. During 2006, we recorded $3 million of separation-related charges, including debt termination and other costs. These items were partially offset by (i) a $31 million decrease in operating expenses primarily due to operating a smaller and more efficient fleet and reduced rental volumes, (ii) a $13 million decrease in our public liability and property damage costs as a result of more favorable claims experience and a reduction in rental days, (iii) a decrease of $12 million in credit card and other commission expense partially associated with decreased T&M revenue and (iv) the absence of a $5 million restructuring charge recorded in 2005, which represented costs incurred in connection with the closure of a reservation center and unprofitable rental locations, which was more than offset by an $8 million charge in 2006 principally related to the closure of the Budget Truck Rental headquarters and other facilities and reductions in staff.

Corporate and Other

Revenues decreased $23 million and the EBITDA loss increased from $213 million in 2005 to $393 million in 2006.

Revenues and EBITDA were unfavorably impacted in 2006 by the absence of an $18 million realized gain on the sale of Homestore stock in 2005. Revenues were also impacted by a $12 million reduction in earnings on a credit card marketing program under which we earned fees based on a percentage of credit card spending through the date of the separation.

EBITDA was also unfavorably impacted year-over-year by a $182 million increase in general and administrative costs in 2006, including separation-related charges, unallocated corporate expenses and executive salaries. These increases were partially offset by a $32 million decrease in incentive compensation costs in 2006, and the absence in 2006 of $19 million of restructuring charges recorded during 2005.

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

As a result of the above-mentioned items, net income decreased $473 million.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			EBITDA
	2005	2004	% Change	2005	2004	% Change
Domestic Car Rental	$4,109	$3,658	12%	$225	$265	(15)%
International Car Rental	661	534	24	111	97	14
Truck Rental	546	517	6	103	105	(2)

Total Reportable Segments	5,316	4,709	13	439	467	(6)
Corporate and Other (a)	84	111	(24)	(213)	(76)

Total Company	$5,400	$4,820	12	226	391

Less: Non-vehicle related depreciation and amortization				116	115
Interest expense related to corporate debt, net (b)				172	269

Income (loss) before income taxes				$(62)	$7

(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses.
(b)	The 2005 amount includes a credit resulting from the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.

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

EBITDA from our domestic car rental operations also reflects $28 million of incremental interest income earned on intercompany balances with our corporate parent, which was forgiven in connection with the separation, partially offset by (i) $12 million of incremental expenses relating to the estimated damages caused by the hurricanes experienced in the Gulf Coast in 2005 and (ii) $10 million of additional litigation expense resulting from the settlement of a dispute.

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

The revenue increase of $29 million was comprised of an $18 million (4%) increase in T&M revenue and an $11 million (16%) increase in counter sales of insurance and other items. The increase in T&M revenues was principally driven by a 3% increase in T&M revenue per day and a modest increase in rental days. The favorable effect of incremental T&M revenues was more than offset in EBITDA by $39 million of increased fleet depreciation, interest and lease charges principally resulting from an increase of 10% in the average size of our truck rental fleet and higher per unit fleet costs.

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

Revenues and EBITDA were unfavorably impacted in 2005 by a $22 million reduction to realized gains on the sale of Homestore stock during 2005 compared with 2004 and a $13 million reduction in earnings on a credit card marketing program under which we earned fees based on a percentage of credit card spending. Such amounts were partially offset by a $5 million increase in revenues earned in 2005 under agreements where we provided certain transitional administrative services to businesses we recently sold or distributed (including Jackson Hewitt, PHH and our former Marketing Services division).

EBITDA was further unfavorably impacted year-over-year by (i) the absence of a $55 million credit recorded in 2004 in connection with previously established liabilities for severance and other termination benefits for which we no longer believed we were liable, (ii) $15 million in expenses recorded during 2005 in connection with our separation plan and (iii) a credit of $12 million in 2004 relating to the termination of a lease on more favorable terms than originally estimated.

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

FINANCIAL CONDITION

	2006	2005	Change
Total assets exclusive of assets under vehicle programs	$5,571	$25,993	$(20,422)
Total liabilities exclusive of liabilities under vehicle programs	4,149	13,889	(9,740)
Assets under vehicle programs	7,700	8,500	(800)
Liabilities under vehicle programs	6,679	9,262	(2,583)
Stockholders’ equity	2,443	11,342	(8,899)

Total assets exclusive of assets under vehicle programs decreased approximately $20.4 billion, principally due to (i) a $20.5 billion decrease in assets of discontinued operations due to our completion of the spin-offs of Realogy and Wyndham on July 31, 2006 and the sale of Travelport on August 23, 2006 (see Note 1 to our Consolidated Financial Statements), (ii) a $402 million decrease in deferred income taxes primarily due to utilization of our net operating loss carryforwards and a decrease in certain tax items as a result of the separation during 2006, and (iii) a decrease of $374 million in cash and cash equivalents (see “Liquidity and Capital Resources Cash Flows” for a detailed discussion). These decreases were partially offset by an $868 million increase in other current and other non-current assets primarily attributable to receivables recorded in third quarter 2006 related to certain contingent and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation.

Total liabilities exclusive of liabilities under vehicle programs decreased approximately $9.7 billion, principally due to (i) a $7.3 billion decrease in liabilities of discontinued operations due to the spin-offs of Realogy and Wyndham and the sale of Travelport, discussed above, (ii) the retirement of approximately $3.5 billion of corporate debt during third quarter 2006, in connection with the execution of our separation plan, (iii) a $256 million decrease in income taxes payable, and (iv) a $242 million decrease in litigation-related accruals primarily resulting from the settlement of a litigation matter related to claims made by the purchaser of a business sold by Avis prior to our acquisition of that company in 2001 and the settlement of a matter related to our former Marketing Services division. These decreases were partially offset by the issuance of $1,000 million of fixed and floating rate notes and completion of an $875 million term loan by Avis Budget Car Rental in April 2006 (see “Liquidity and Capital Resources — Debt and Financing Arrangements” for a detailed account of the change in our long-term debt).

Assets under vehicle programs decreased $800 million primarily due to (i) a $460 million decrease in vehicles principally within our Domestic Car Rental operation and (ii) a $326 million decrease in amounts due from vehicle manufacturers primarily associated with a reduction in the size of our rental fleet and growth in the portion of our rental fleet that is not subject to manufacturer repurchase and guaranteed depreciation agreements. During 2006, we also instituted a change in the manner in which we return certain vehicles to manufacturers under repurchase and guaranteed depreciation agreements, which reduced the duration between the sale of a vehicle and the receipt of related cash.

Liabilities under vehicle programs decreased approximately $2.6 billion, reflecting (i) the repayment of vehicle-backed debt with substantially all of the net proceeds from the issuance of fixed and floating rate notes and term loan borrowings, discussed above, and (ii) a decrease in outstanding borrowings within our Domestic Car Rental segment, reflecting a decrease in our rental fleet at December 31, 2006 compared to December 31, 2005, as discussed above.

Stockholders’ equity decreased approximately $8.9 billion primarily due to (i) the $7.0 billion dividend of the aggregate equity of Realogy and Wyndham to our stockholders and (ii) a net loss of approximately $2.0 billion (including charges of approximately $1.8 billion related to the sale of Travelport and separation costs) in 2006. We also repurchased $243 million of common stock and paid cash dividends of $107 million during 2006. These decreases were partially offset by a $163 million increase to stockholders’ equity primarily related to the accelerated vesting of restricted stock units during 2006 in connection with the separation.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, including available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At December 31, 2006, we had $172 million of cash on hand, a decrease of $374 million from $546 million at December 31, 2005. The following table summarizes such decrease:

	Year Ended December 31,
	2006	2005	Change
Cash provided by (used in):
Operating activities	$252	$1,000	$(748)
Investing activities	3,293	27	3,266
Financing activities	(4,704)	(1,001)	(3,703)
Effects of exchange rate changes	2	-	2
Cash provided by discontinued operations	783	357	426

Net change in cash and cash equivalents	$(374)	$383	$(757)

During 2006, we generated $748 million less cash from operating activities in comparison to 2005. This change principally reflects (i) a decrease in operating results in 2006, primarily due to our separation, (ii) a $262 million decrease related to income taxes and (iii) greater working capital requirements.

We generated approximately $3.3 billion more cash from investing activities during 2006 compared with 2005. This change is primarily due to (i) an increase of approximately $1.9 billion related to payments received on vehicles repurchased by manufacturers partially offset by a $134 million increase in vehicles purchased and (ii) a $1.4 billion increase in cash proceeds from dispositions of businesses, net of transaction-related payments, which reflects net proceeds of approximately $4.1 billion we received in connection with the sale of Travelport in 2006, partially offset by $1.7 billion and $964 million in proceeds related to the disposition of our former Marketing Services division and the initial public offering of Wright Express in 2005, respectively. These increases were partially offset by a $95 million payment made during 2006 associated with a litigation matter. During 2007, we expect to utilize at least $4.7 billion of cash to purchase rental vehicles, which will primarily be funded with proceeds received on the sale of rental vehicles to manufacturers under our repurchase or guaranteed depreciation agreements, as well as borrowings under our vehicle-backed debt programs. We anticipate aggregate capital expenditure investments for 2007 to approximate $75 million to $85 million.

We used approximately $3.7 billion more cash in financing activities in 2006 compared to 2005. Such change principally reflects (i) a $3.8 billion decrease in net borrowings to fund the acquisition of vehicles, consistent with the reduction in net vehicle purchases discussed above and (ii) the utilization of $3.6 billion to repay corporate debt previously issued by Cendant, partially offset by proceeds received in connection with the issuance of $1,875 million of fixed and floating rate notes in April 2006. These incremental cash outflows were partially offset by (i) a reduction in cash utilized for net repurchases of common stock and dividend payments of $863 million and $310 million, respectively, and (ii) the absence of $650 million of cash used to repay short-term borrowings during 2005.

DEBT AND FINANCING ARRANGEMENTS

At December 31, 2006, we had approximately $7.1 billion of indebtedness (including corporate indebtedness of approximately $1.8 billion and debt under vehicle programs of approximately $5.3 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of December 31,
		2006	2005	Change
Corporate debt:
6 7/8% notes (a)	-	$-	$850	$(850)
4.89% notes (a)	-	-	100	(100)
6 1/4% notes (a)	-	-	798	(798)
6 1/4% notes (a)	-	-	349	(349)
7 3/8% notes (a)	-	-	1,192	(1,192)
7 1/8% notes (a)	-	-	250	(250)
Revolver borrowings (b)		-	7	(7)
Net hedging losses (c)		-	(47)	47

		-	3,499	(3,499)
Avis Budget Car Rental corporate debt:
Floating rate term loan (d)	April 2012	838	-	838
Floating rate notes (d)	May 2014	250	-	250
7 5/8% notes (d)	May 2014	375	-	375
7 3/4% notes (d)	May 2016	375	-	375

		1,838	-	1,838
Other		4	9	(5)

		$1,842	$3,508	$(1,666)

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

(b)

Outstanding borrowings at December 31, 2005 do not include $350 million of borrowings for which our former Travelport subsidiary was the primary obligor. This amount is included within liabilities of discontinued operations on our Consolidated Balance Sheet at December 31, 2005.

(c)

As of December 31, 2005, the balance represents $153 million of net mark-to-market adjustments on current interest rate hedges, partially offset by $106 million of net gains resulting from the termination of interest rate hedges. As discussed above, we repaid all of the outstanding debt associated with these derivatives and retired all such derivatives during third quarter 2006.

(d)

In connection with the execution of our separation plan, Avis Budget Car Rental borrowed $1,875 million in April 2006, which consisted of (i) $1 billion of unsecured fixed and floating rate notes and (ii) an $875 million secured floating rate term loan under a credit facility. The floating rate term loan and floating rate notes bear interest at three month LIBOR plus 125 basis points and three month LIBOR plus 250 basis points, respectively. We swapped a substantial portion of this floating rate indebtedness to fixed rate exposure in 2006 through the use of interest rate derivatives.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC):

	As of December 31,
	2006	2005	Change
Avis Budget Rental Car Funding (a)	$4,511	$6,957	$(2,446)
Budget Truck financing:
HFS Truck Funding program (b)	-	149	(149)
Budget Truck Funding program (b)	135	-	135
Capital leases (c)	257	370	(113)
Other (d)	367	433	(66)

	$5,270	$7,909	$(2,639)

(a)

The change in the balance at December 31, 2006 principally reflects the payment of vehicle backed notes with a portion of the proceeds from the $1,875 million of fixed and floating rate financings completed by Avis Budget Car Rental in April 2006 and a decrease in required financing, due to a decrease in the size of our domestic fleet.

(b)

We terminated the HFS Truck Funding program in November 2006, at which time remaining obligations thereunder were repaid. The Budget Truck Funding program was established to finance the acquisition of a portion of our truck rental fleet.

(c)	The change in the balance at December 31, 2006 reflects a decrease in the utilization of capital lease arrangements to finance the acquisition of our truck rental fleet.
(d)	The change in the balance at December 31, 2006 primarily reflects decreased borrowings under our bank loan and commercial paper conduit facilities supporting the fleet of our international operations.

The following table provides the contractual maturities for our corporate debt and our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2006:

	Corporate Debt	Debt Under Vehicle Programs
Due in 2007	$29	$891
Due in 2008	9	1,850
Due in 2009	9	590
Due in 2010	9	1,036
Due in 2011	9	600
Thereafter	1,777	303

	$1,842	$5,270

At December 31, 2006, we had approximately $3.8 billion of available funding under our various financing arrangements (comprised of approximately $1.2 billion of availability at the corporate level and approximately $2.6 billion available for use in our vehicle programs). As of December 31, 2006, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental level included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$-	$284	$1,216
Letter of credit facility (b)	303	-	295	8

(a)	This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006, has a five year term and currently bears interest at one month LIBOR plus 125 basis points.
(b)	Final maturity date is July 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at December 31, 2006.

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,286	$4,511	$1,775
Budget Truck Financing:
Budget Truck Funding program (c)	200	135	65
Capital leases (d)	257	257	-
Other (e)	1,104	367	737

	$7,847	$5,270	$2,577

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)

The outstanding debt is collateralized by approximately $6.6 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase or guaranteed depreciation agreements) and related assets.

(c)	The outstanding debt is collateralized by approximately $136 million of underlying vehicles and related assets.
(d)	In connection with these capital leases, there are corresponding unamortized assets of $247 million classified within vehicles, net on our Consolidated Balance Sheet as of December 31, 2006.
(e)	The outstanding debt is collateralized by $726 million of vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2006 can be found in Notes 14 and 15 to our Consolidated Financial Statements.

LIQUIDITY RISK

We believe that access to our existing financing arrangements is sufficient to meet liquidity requirements for the foreseeable future.

Our liquidity position may be negatively affected by unfavorable conditions in the vehicle rental industry. Additionally, our liquidity as it relates to vehicle programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs or (ii) increased costs associated with the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company is not able to honor its obligations to repurchase or guarantee the depreciation on the related vehicles. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios or other requirements.

Additionally, we monitor the maintenance of required financial ratios and, as of December 31, 2006, we were in compliance with all financial covenants under our credit facilities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt, including current portion (a)	$29	$9	$9	$9	$9	$1,777	$1,842
Asset-backed debt under programs (b)	891	1,850	590	1,036	600	303	5,270
Operating leases	393	302	208	147	102	635	1,787
Commitments to purchase vehicles (c)	4,736	3,244	-	-	-	-	7,980
Other purchase commitments (d)	31	-	-	-	-	-	31

	$6,080	$5,405	$807	$1,192	$711	$2,715	$16,910

(a)	Consists primarily of borrowings of Avis Budget Car Rental including $1,000 million of fixed and floating rate senior notes and $838 million outstanding under a secured floating rate term loan.

(b)	Represents debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding), which was issued to support the purchase of vehicles.
(c)

Primarily represents commitments to purchase vehicles from either General Motors Corporation or Ford Motor Company. These commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed through the issuance of debt under vehicle programs in addition to cash received upon the sale of vehicles primarily under repurchase and guaranteed depreciation agreements (see Note 15 to our Consolidated Financial Statements).

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

The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was approximately $2.2 billion and $666 million, respectively, at December 31, 2006.

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

Income Taxes.  We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially impact our results of operations. Additionally, our income tax returns are periodically examined by various tax authorities. We establish reserves for tax treatments when, despite our belief that the treatments are fully supportable, certain treatments are likely to be challenged and where we may not succeed in defending our position. We adjust our reserves upon the closing of a tax audit, which in some cases can occur several years following the related transaction or the filing of the tax return under examination, or upon the occurrence of other changes in facts and circumstances that indicate an adjustment may be necessary (including subsequent rulings and interpretations by tax authorities or court decisions on similar matters). Changes to the reserves related to matters for which we are not indemnified by Realogy and Wyndham could materially impact our results of operations.

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

Public Liability, Property Damage and Other Insurance Liabilities, Net.  Insurance liabilities on our Consolidated Balance Sheets include additional liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which we are self insured. We estimate the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

Changes in Accounting Policies

During 2006, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

•	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

•	SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions”

•	SFAS No. 123R, “Share-Based Payment”

We will adopt the following recently issued standards as required:

•	SFAS No. 157, “Fair Value Measurements”

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

For detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 2 to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various financial instruments, particularly swap contracts, futures and options contracts to manage and reduce the interest rate risk related specifically to our debt. Foreign currency forwards are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and other transactions. We also use derivative commodity instruments to manage and reduce the risk of changing unleaded gasoline prices.

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 20—Financial Instruments to our Consolidated Financial Statements.

Our principal market exposures are interest, foreign currency rate and commodity risks.

•

Our primary interest rate exposure at December 31, 2006 was to interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•

We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound, Canadian dollar, Australian dollar and the New Zealand dollar. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

•	We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future.

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

We used December 31, 2006, 2005 and 2004 market rates on outstanding financial instruments to perform the sensitivity analyses separately for each of our market risk exposures. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2006, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on our management’s assessment of the company’s internal control over financial reporting, which is included below.

(c)	Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avis Budget Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Avis Budget Group, Inc. and subsidiaries (the “Company”) (formerly Cendant Corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flow for the year ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s classification of certain subsidiaries as discontinued operations and the adoption of the Company’s new segment reporting structure.

DELOITTE & TOUCHE LLP

New York, New York

March 1, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the Company’s Annual Proxy Statement under the sections titled “Board of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the Company’s Annual Proxy Statement under the section titled “Executive Compensation” is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Company’s Annual Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the Company’s Annual Proxy Statement under the section titled “Certain Relationships and Related Transactions” and “Board of Directors” is incorporated herein by reference in response to this item.

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
John T. McClain Senior Vice President and Chief Accounting Officer Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. NELSON (Ronald L. Nelson)	Chairman of the Board, Chief Executive Officer and Director	March 1, 2007

/s/ F. ROBERT SALERNO (F. Robert Salerno)	President and Chief Operating Officer and Director	March 1, 2007

/s/ DAVID B. WYSHNER (David B. Wyshner)	Executive Vice President, Chief Financial Officer and Treasurer	March 1, 2007

/s/ LEONARD S. COLEMAN, JR. (Leonard S. Coleman)	Director	March 1, 2007

/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	March 1, 2007

/s/ LYNN KROMINGA (Lynn Krominga)	Director	March 1, 2007

/s/ SHELI Z. ROSENBERG (Sheli Z. Rosenberg)	Director	March 1, 2007

/s/ STENDER E. SWEENEY (Stender E. Sweeney)	Director	March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avis Budget Group, Inc.

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the “Company”) (formerly Cendant Corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 1, 2007

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues
Vehicle rental	$4,519	$4,302	$3,860
Other	1,170	1,098	960

Net revenues	5,689	5,400	4,820

Expenses
Operating	2,887	2,729	2,413
Vehicle depreciation and lease charges, net	1,416	1,238	988
Selling, general and administrative	818	857	784
Vehicle interest, net	320	309	244
Non-vehicle related depreciation and amortization	105	116	115
Interest expense related to corporate debt, net:
Interest expense	236	172	251
Early extinguishment of debt	313	-	18
Separation costs	261	15	-
Restructuring charges	10	26	-

Total expenses	6,366	5,462	4,813

Income (loss) before income taxes	(677)	(62)	7
Benefit from income taxes	(226)	(51)	(64)

Income (loss) from continuing operations	(451)	(11)	71
Income from discontinued operations, net of tax	478	1,088	1,822
Gain (loss) on disposal of discontinued operations, net of tax	(1,957)	549	198

Income (loss) before cumulative effect of accounting changes	(1,930)	1,626	2,091
Cumulative effect of accounting changes, net of tax	(64)	(8)	-

Net income (loss)	$(1,994)	$1,618	$2,091

Earnings (loss) per share
Basic
Income (loss) from continuing operations	$(4.48)	$(0.10)	$0.69
Net income (loss)	(19.82)	15.56	20.29

Diluted
Income (loss) from continuing operations	$(4.48)	$(0.10)	$0.67
Net income (loss)	(19.82)	15.56	19.66

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$172	$546
Receivables (net of allowance for doubtful accounts of $20 and $20)	363	348
Deferred income taxes	7	375
Other current assets	1,264	234
Assets of discontinued operations	-	20,512

Total current assets	1,806	22,015

Property and equipment, net	486	516
Deferred income taxes	226	260
Goodwill	2,193	2,188
Other intangibles, net	739	731
Other non-current assets	121	283

Total assets exclusive of assets under vehicle programs	5,571	25,993

Assets under vehicle programs:
Program cash	14	15
Vehicles, net	7,049	7,509
Receivables from vehicle manufacturers and other	276	602
Investment in Avis Budget Rental Car Funding (AESOP) LLC – related party	361	374

	7,700	8,500

Total assets	$13,271	$34,493

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,855	$2,287
Current portion of long-term debt	29	975
Liabilities of discontinued operations	-	7,263

Total current liabilities	1,884	10,525

Long-term debt	1,813	2,533
Other non-current liabilities	452	831

Total liabilities exclusive of liabilities under vehicle programs	4,149	13,889

Liabilities under vehicle programs:
Debt	759	952
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	4,511	6,957
Deferred income taxes	1,206	1,139
Other	203	214

	6,679	9,262

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 1 million shares; none issued and outstanding	-	-
Common stock, $.01 par value—authorized 250 million shares; issued 135,498,121 and 135,085,222 shares	1	1
Additional paid-in capital	9,664	12,022
Retained earnings	(586)	5,997
Accumulated other comprehensive income	68	40
Treasury stock, at cost—34,306,694 and 33,924,621 shares	(6,704)	(6,718)

Total stockholders’ equity	2,443	11,342

Total liabilities and stockholders’ equity	$13,271	$34,493

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2006	2005	2004
Operating Activities
Net income (loss)	$(1,994)	$1,618	$2,091
Adjustments to arrive at income (loss) from continuing operations	1,543	(1,629)	(2,020)

Income (loss) from continuing operations	(451)	(11)	71

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	105	116	115
Deferred income taxes	(200)	(170)	(224)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(33)	(14)	(2)
Income taxes	(301)	(69)	78
Accounts payable and other current liabilities	(87)	(4)	(106)
Other, net	(143)	(39)	(86)

Net cash used in operating activities exclusive of vehicle programs	(1,110)	(191)	(154)

Vehicle programs:
Vehicle depreciation	1,362	1,191	941

	1,362	1,191	941

Net cash provided by operating activities	252	1,000	787

Investing activities
Property and equipment additions	(95)	(146)	(121)
Net assets acquired (net of cash acquired) and acquisition-related payments	(118)	(211)	(86)
Proceeds received on asset sales	25	46	32
Proceeds from sales of available-for-sale securities	-	18	40
Proceeds from dispositions of businesses, net of transaction-related payments	4,046	2,636	778
Other, net	4	66	16

Net cash provided by investing activities exclusive of vehicle programs	3,862	2,409	659

Vehicle programs:
Decrease (increase) in program cash	1	(15)	31
Investment in vehicles	(11,348)	(11,214)	(10,373)
Payments received on investment in vehicles	10,790	8,869	8,882
Other, net	(12)	(22)	(9)

	(569)	(2,382)	(1,469)

Net cash provided by (used in) investing activities	3,293	27	(810)

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Year Ended December 31,
	2006	2005	2004
Financing activities
Proceeds from borrowings	1,875	-	27
Principal payments on borrowings	(3,603)	(38)	(1,906)
Net short-term borrowing (repayments) under revolving credit agreement	-	(650)	650
Issuances of common stock	46	289	1,430
Repurchases of common stock	(243)	(1,349)	(1,323)
Payment of dividends	(113)	(423)	(333)
Other, net	(38)	7	(28)

Net cash used in financing activities exclusive of vehicle programs	(2,076)	(2,164)	(1,483)

Vehicle programs:
Proceeds from borrowings	10,979	10,246	9,568
Principal payments on borrowings	(13,310)	(9,149)	(9,185)
Net change in short-term borrowings	(282)	81	81
Other, net	(15)	(15)	(11)

	(2,628)	1,163	453

Net cash used in financing activities	(4,704)	(1,001)	(1,030)

Effect of changes in exchange rates on cash and cash equivalents	2	-	4

Cash provided by (used in) discontinued operations
Operating activities	463	2,513	4,604
Investing activities	(742)	(2,746)	(3,699)
Financing activities	1,050	641	(280)
Effect of exchange rate changes	12	(51)	14

Cash provided by discontinued operations	783	357	639

Net increase (decrease) in cash and cash equivalents	(374)	383	(410)
Cash and cash equivalents, beginning of period	546	163	573

Cash and cash equivalents, end of period	$172	$546	$163

Supplemental Disclosure of Cash Flow Information
Interest payments	$996	$576	$584
Income tax payments, net	$275	$188	$82

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2004	126.0	$1	$10,296	$4,190	$209	(25.2)	$(4,750)	$9,946

Comprehensive income:
Net income	-	-	-	2,091	-	-	-
Currency translation adjustment		-	-	-	84	-	-
Unrealized gains on cash flow hedges, net of tax of $16	-	-	-	-	31	-	-
Reclassification for gains on cash flow hedges, net of tax of $(4)	-	-	-	-	(8)	-	-
Unrealized losses on available-for- sale, securities, net of tax of $(2)	-	-	-	-	(3)	-	-
Reclassification for realized holding gains on available-for- sale securities, net of tax of $(18)	-	-	-	-	(27)	-	-
Minimum pension liability adjustment, net of tax of $(6)	-	-	-	-	(12)	-	-

Total comprehensive income								2,156

Conversion of zero coupon senior convertible contingent notes	2.2	-	430	-	-	-	-	430
Settlement of forward purchase contracts—Upper DECS securities	3.8	-	863	-	-	-	-	863
Net activity related to restricted stock units	-	-	15	-	-	0.2	29	44
Exercise of stock options	1.3	-	71	-	-	2.5	482	553
Tax benefit from exercise of stock options	-	-	116	-	-	-	-	116
Repurchases of common stock	-	-	-	-	-	(5.8)	(1,323)	(1,323)
Payment of dividends	-	-	-	(333)	-	-	-	(333)
Other	-	-	11	-	-	0.1	1	12

Balance at December 31, 2004	133.3	$1	$11,802	$5,948	$274	(28.2)	$(5,561)	$12,464

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2005	133.3	$1	$11,802	$5,948	$274	(28.2)	$(5,561)	$12,464

Comprehensive income:
Net income	-	-	-	1,618	-	-	-
Currency translation adjustment, net of tax of $(20)	-	-	-	-	(219)	-	-
Unrealized gains on cash flow hedges, net of tax of $26	-	-	-	-	39	-	-
Reclassification for gains on cash flow hedges, net of tax of $(8)	-	-	-	-	(11)	-	-
Unrealized loss on available-for- sale securities, net of tax of $1	-	-	-	-	(2)	-	-
Reclassification for realized holding gains on available-for- sale securities, net of tax of $(10)	-	-	-	-	(13)	-	-
Minimum pension liability adjustment, net of tax of $(12)	-	-	-	-	(17)	-	-

Total comprehensive income								1,395

Net activity related to restricted stock units	-	-	14	-	-	0.3	63	77
Exercise of stock options	1.7	-	135	-	-	0.8	133	268
Tax benefit from exercise of stock options	-	-	79	-	-	-	-	79
Repurchases of common stock	-	-	-	-	-	(6.8)	(1,349)	(1,349)
Payment of dividends	-	-	-	(423)	-	-	-	(423)
Dividend of PHH Corporation	-	-	-	(1,427)	(11)	-	-	(1,438)
Adjustment to offset PHH valuation charge included in net income	-	-	-	281	-	-	-	281
Other	0.1	-	(8)	-	-	-	(4)	(12)

Balance at December 31, 2005	135.1	$1	$12,022	$5,997	$40	(33.9)	$(6,718)	$11,342

Comprehensive loss:
Net loss	-	-	-	(1,994)	-	-	-
Currency translation adjustment, net of tax of $16	-	-	-	-	213	-	-
Unrealized losses on cash flow hedges, net of tax of $(6)	-	-	-	-	(12)	-	-
Reclassification for gains on cash flow hedges, net of tax of $(1)	-	-	-	-	(1)	-	-
Minimum pension liability adjustment, net of tax of $5	-	-	-	-	9	-	-

Total comprehensive loss								(1,785)

Net activity related to restricted stock units	-	-	(48)	-	-	0.7	211	163
Exercise of stock options	0.4	-	39	-	-	0.2	44	83
Tax benefit from exercise of stock options	-	-	12	-	-	-	-	12
Repurchases of common stock	-	-	-	-	-	(1.4)	(243)	(243)
Payment of dividends	-	-	-	(107)	-	-	-	(107)
Dividend of Realogy Corporation and Wyndham Worldwide Corporation	-	-	(2,361)	(4,482)	(167)	-	-	(7,010)
Cumulative effect of adoption of SFAS No. 158, net of tax of $(2)	-	-	-	-	(4)	-	-	(4)
Other	-	-	-	-	(10)	0.1	2	(8)

Balance at December 31, 2006	135.5	$1	$9,664	$(586)	$68	(34.3)	$(6,704)	$2,443

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	Basis of Presentation

Avis Budget Group, Inc. (formerly Cendant Corporation) provides car and truck rentals and ancillary services to businesses and consumers in the United States and internationally. The accompanying Consolidated Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries (“Avis Budget”), as well as entities in which Avis Budget directly or indirectly has a controlling financial interest (collectively, the “Company”).

The Company operates in the following business segments:

•	Domestic Car Rental—provides car rentals and ancillary products and services in the United States.

•	International Car Rental—provides car rentals and ancillary products and services primarily in Canada, Argentina, Australia, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental—provides truck rentals and related services to consumers and light commercial users in the United States.

The Company adopted the above segment reporting structure as a result of a reevaluation performed subsequent to the completion of the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) and the sale of Travelport, Inc. (“Travelport”), in third quarter 2006, each of which is discussed below. Also, following the spin-offs of Realogy and Wyndham and the sale of Travelport, the Company’s stockholders approved a change in the Company’s name from Cendant Corporation to Avis Budget, Group Inc.

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. During fourth quarter 2006, the Company recorded a reclassification related to the previously disclosed dividend of Realogy and Wyndham, in connection with the restatement of the Travelport impairment charge, discussed in Note 22—Selected Quarterly Financial Data. This reclassification increased retained earnings by $300 million, with a corresponding decrease to additional paid in capital and had no impact on total stockholders’ equity.

Selling, general and administrative expenses on the accompanying Consolidated Statements of Operations include unallocated corporate expenses related to the Company’s discontinued operations. Accordingly, the expenses recorded by the Company in the Consolidated Statements of Operations may not be indicative of the actual expenses the Company will incur as a separate company.

Vehicle Programs.  The Company presents separately the financial data of its vehicle programs. These programs are distinct from the Company's other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. Assets under vehicle programs are funded through borrowings under asset-backed funding or other similar arrangements. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company's vehicle programs. The Company believes it is appropriate to segregate the financial data of its vehicle programs because, ultimately, the source of repayment of such debt is the realization of such assets.

Reverse Stock Split.  In connection with a 1-for-10 reverse stock split of the Company’s common stock, which became effective on September 5, 2006, references to common share data in the accompanying Consolidated Financial Statements and notes have been revised to reflect the reverse stock split, unless otherwise noted.

Discontinued Operations.  In June 2004, the Company completed an initial public offering of Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”), an operator and franchisor of tax preparation systems and services. On January 31, 2005, the Company completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution to the Company’s stockholders of one share of PHH Corporation (“PHH”) common stock per every twenty shares of Cendant common stock held on January 19, 2005. In February 2005, the Company completed an initial public offering of Wright Express Corporation (“Wright Express”), its former fuel card subsidiary, and in October 2005, the Company sold its former Marketing Services division, which was comprised of its individual membership and loyalty/insurance marketing businesses. Also, on July 31, 2006, the Company completed the spin-offs of Realogy and Wyndham, and on August 23, 2006, the Company completed the sale of Travelport (see Separation Plan, below). Upon completion of the spin-off of PHH, the Company’s former mortgage business was not classified as a discontinued operation due to Realogy’s participation in a mortgage origination venture that was established with PHH in connection with the spin-off. However, due to the spin-off of Realogy on July 31, 2006, the Company no longer participates in the venture. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the account balances and activities of Jackson Hewitt, PHH, Wright Express, the former Marketing Services division, Realogy, Wyndham and Travelport have been segregated and reported as discontinued operations for all periods presented. Summarized financial data for the aforementioned businesses are provided in Note 3—Discontinued Operations.

Separation Plan.  From October 2005 to July 2006, the Company’s Board of Directors approved a plan to separate Cendant into four independent companies:

•	Realogy Corporation – encompasses the Company’s former Realogy segment, which is now presented as a discontinued operation.

•	Wyndham Worldwide Corporation – encompasses the Company’s former Hospitality Services and Timeshare Resorts segments, which are now presented as discontinued operations.

•	Travelport, Inc. – encompasses the Company’s former Travel Distribution Services segment, which is now presented as a discontinued operation.

•	Avis Budget Group, Inc. – encompasses the Company’s vehicle rental operations.

On July 31, 2006, the Company completed the spin-offs of Realogy and Wyndham in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of then outstanding Cendant common stock held on July 21, 2006. On August 1, 2006, Realogy and Wyndham stock began regular-way trading on the New York Stock Exchange under the symbols “H” and “WYN,” respectively. Prior to the completion of the spin-offs, Avis Budget received special cash dividends of $2,225 million and $1,360 million from Realogy and Wyndham, respectively, and utilized such proceeds to fund a portion of the repayment of its outstanding debt, as discussed below. On August 23, 2006, the Company completed the sale of Travelport for proceeds of approximately $4.1 billion, net of closing adjustments of which approximately $1.8 billion was used to repay indebtedness of Travelport. Pursuant to the Separation and Distribution Agreement among the separating companies, during third quarter 2006, the Company distributed $1,423 million and $760 million of such proceeds to Realogy and Wyndham, respectively.

During 2006 and 2005, the Company incurred costs of $574 and $15 million, respectively, in connection with executing the separation plan. The 2006 costs are as follows:

Early extinguishment of corporate debt	$313

Other separation costs:
Stock-based compensation	79
Severance and retention	70
Legal, accounting and other professional fees	38
Reversal of receivables from Realogy and Wyndham (*)	28
Asset write-offs	19
Insurance	14
Other	13

261

$574

(*)

Represents the reversal of receivables from Realogy and Wyndham due to the favorable resolution of certain tax related contingencies, for which the Company is indemnified by Realogy and Wyndham. The benefit for income taxes includes a corresponding credit resulting from the favorable resolution of such matters.

During 2006, the Company also incurred costs within discontinued operations of $239 million in connection with executing the separation plan. Such costs are primarily related to the accelerated vesting of stock-based compensation awards, severance and retention and professional and consulting fees.

In addition, pursuant to the Separation Agreement, Realogy, Wyndham and Travelport have agreed to assume and retain all of the liabilities primarily related to each of their respective businesses and operations, including litigation primarily related to each of their businesses where the Company is a named party. Realogy and Wyndham have also agreed to assume certain contingent and other corporate liabilities of the Company or its subsidiaries, incurred prior to the disposition of Travelport (see Note 16—Commitments and Contingencies).

Prior to the spin-offs of Realogy and Wyndham, the Company entered into a Transition Services Agreement with Realogy, Wyndham and Travelport to provide for an orderly transition following the sale of Travelport and the spin-offs of Realogy and Wyndham. Under the Transition Services Agreement, the Company provides Realogy, Wyndham and Travelport with various services, including services relating to payroll, accounts payable, telecommunications services and information technology services in exchange for fees based on the estimated cost of the services provided.

Also, in connection with its execution of the separation plan, the Company repaid certain corporate and other debt and entered into new financing arrangements (see Note 14—Long-term Debt and Borrowing Arrangements).

2.	Summary of Significant Accounting Policies

CONSOLIDATION POLICY

In addition to consolidating entities in which the Company has a direct or indirect controlling financial interest, the Company evaluates the consolidation of entities to which common conditions of consolidation, such as voting interests and board representation, do not apply. The Company performs this evaluation pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R provides that, in the absence of clear control through voting interests, board representation or similar rights, a company’s exposure, or variable interest, to the economic risks and potential rewards associated with its interest in the entity is the best evidence of control.

In connection with FIN 46R, when evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of FIN 46R and if it is deemed to be a variable interest entity (“VIE”). If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, the Company will consolidate an entity not deemed either a VIE or qualifying special purpose entity (“QSPE”) upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

REVENUE RECOGNITION

The Company operates and franchises the Avis and Budget rental systems, providing vehicle rentals to business and leisure travelers and others. Revenue from vehicle rentals is recognized over the period the vehicle is rented. Franchise revenue principally consists of royalties received from the Company’s franchisees in conjunction with vehicle rental transactions. Royalties are accrued as the underlying franchisee revenue is earned (generally over the rental period of a vehicle). Revenue from the sale of gasoline is recognized over the period the vehicle is rented and is based on the volume of gasoline consumed during the rental period or a contracted fee paid by the customer at the time the vehicle rental agreement is executed. The Company is reimbursed by its customers for certain operating expenses it incurs, including gasoline and vehicle licensing fees, as well as airport concession fees, which the Company pays in exchange for the right to operate at airports and other locations. Revenues and expenses associated with gasoline, vehicle licensing and airport concessions are recorded on a gross basis within revenue and operating expenses, respectively, on the accompanying Consolidated Statements of Operations.

VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from vehicle manufacturers. The Company acquires the majority of its rental vehicles pursuant to repurchase and guaranteed depreciation programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase vehicles at a specified price and date, or guarantee the depreciation rate for a specified period of time, subject to certain eligibility criteria (such as car condition and mileage requirements). The Company depreciates vehicles such that the net book value of the vehicles on the date of return to the manufacturers is intended to equal the contractual guaranteed residual values, thereby minimizing any gain or loss on the sale of the vehicles. The Company records depreciation expense for any expected deficiency in the contractual guaranteed residual values due to excessive wear or damages. At December 31, 2006, the Company estimates that the difference between the contracted guaranteed residual value and the carrying value of these vehicles was $67 million, which has already been reflected in the Company’s Consolidated Statement of Operations.

The Company also acquires a portion of its rental vehicles outside of manufacturer repurchase and guaranteed depreciation programs. These vehicles are depreciated based upon their estimated residual values at their expected dates of disposition, after giving effect to anticipated conditions in the used car market. All rental vehicles are depreciated on a straight-line basis. Depreciation for vehicles acquired under repurchase and guaranteed depreciation programs includes consideration of the contractual guaranteed residual values and the number of months between the original purchase date of the vehicle and the expected sale date of the vehicle back to the manufacturers. For 2006, 2005 and 2004, rental vehicles were depreciated at rates ranging from 7% to 34% per annum. As market conditions change, the Company adjusts its depreciation. Upon disposal of the vehicles, depreciation expense is also adjusted for any difference between the net proceeds from the sale and the remaining book value. Vehicle-related interest amounts are net of interest income of $6 million, $4 million and $4 million for 2006, 2005 and 2004, respectively.

ADVERTISING EXPENSES

Advertising costs are expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on the Company’s Consolidated Statements of Operations, were approximately $107 million, $100 million and $97 million in 2006, 2005 and 2004, respectively.

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

DERIVATIVE INSTRUMENTS

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in foreign currency exchange rates, interest rates and gasoline costs. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings in the Consolidated Statements of Operations within the same line item as the hedged item (principally vehicle interest, net). The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is recognized currently in earnings within the same line item as the hedged item, including vehicle interest, net or interest related to corporate debt, net, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

During 2006, the Company utilized certain derivatives designated as fair value hedges. Changes in the fair value of such instruments were recognized in earnings in the Consolidated Statements of Operations as a component of interest related to corporate debt, net. Changes in the fair value of the hedged item in fair value hedges were recorded as an adjustment to the carrying amount of the hedged item and recognized in earnings in the Consolidated Statements of Operations as a component of interest related to corporate debt, net.

INVESTMENTS

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company’s non-marketable preferred stock investments are accounted for at cost plus accretion. Common stock investments in affiliates over which the Company has the ability to exercise significant influence but not a controlling interest are carried on the equity method of accounting. Available-for-sale securities are carried at current fair value with unrealized gains or losses reported net of taxes as a separate component of stockholders’ equity. Trading securities are recorded at fair value with realized and unrealized gains and losses reported currently in earnings.

Aggregate realized gains and losses on investments and preferred dividend income, which amounted to $11 million, $21 million and $40 million in 2006, 2005 and 2004, respectively, are recorded within other revenues on the Consolidated Statements of Operations. Gains and losses on securities sold are based on the specific identification method.

Affinion Group Holdings, Inc.  The Company’s investment in Affinion Group Holdings, Inc. (“Affinion”) was received in connection with the October 2005 sale of its former Marketing Services division, along with cash proceeds approximating $1.7 billion. This investment represents preferred stock with a carrying value of $95 million, including accrued dividends (face value of $125 million) maturing in October 2017, and warrants with a carrying value of $3 million that are exercisable into 7.5% of the common equity of Affinion upon the earlier of four years or the achievement of specified investment hurdles.

Pursuant to the Separation Agreement, the Company is obligated to distribute all proceeds received on the sale of its investments in Affinion to Realogy and Wyndham. Accordingly, following the spin-offs of Realogy and Wyndham on July 31, 2006, the Company began to recognize a charge on its Consolidated Statement of Operations equal to the dividend and accretion income on the preferred stock of Affinion. From January 1, 2006 to July 31, 2006, the Company recorded $6 million of dividend and accretion income related to its preferred stock investment in Affinion. During 2007, the Company sold a portion of its preferred stock investment in Affinion (see Note 24 – Subsequent Event).

Homestore, Inc.  The Company’s investment in Homestore, Inc. (“Homestore”) was received in connection with the February 2001 sale of its former move.com and ancillary businesses. During 2005 and 2004, the Company sold 7.3 million and 9.8 million, respectively, shares of Homestore and recognized gains of $18 million and $40 million, respectively, within net revenues on its Consolidated Statements of Operations. As of December 31, 2005, the Company had sold all of its shares of Homestore stock.

PROPERTY AND EQUIPMENT

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of non-vehicle related depreciation and amortization in the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of non-vehicle related depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets, which may not exceed 20 years, or the lease term, if shorter. Useful lives are generally 30 years for buildings, three to seven years for capitalized software, three to seven years for furniture, fixtures and equipment and four to 15 years for buses and support vehicles.

The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from three to seven years, when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $50 million and $95 million as of December 31, 2006 and 2005, respectively.

On March 30, 2005, the Financial Accounts Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. The Company adopted the provisions of FIN 47 in fourth quarter 2005, as required. Accordingly, the Company recorded a $14 million ($8 million after tax, or $0.08 per diluted share) non-cash charge to reflect the cumulative effect of accounting change during 2005 relating to the Company’s obligation to remove assets at certain leased properties.

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

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate an impairment may have occurred, pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each segment. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations.

The Company performs its annual impairment testing for goodwill and other indefinite lived intangible assets in the fourth quarter of each year subsequent to completing its annual forecasting process. In performing this test, the Company determines fair value using the present value of expected future cash flows. Within the Company’s continuing operations, there was no impairment of intangible assets in 2006, 2005 or 2004. Impairment charges recorded for other long-lived assets were not material during 2006, 2005 or 2004. However, during 2006 the Company recorded a non-cash impairment charge of approximately $1.3 billion within discontinued operations to reflect the difference between Travelport’s carrying value and its estimated fair value, less costs to dispose. In addition, as a result of the analysis performed in 2005, the Company determined that the carrying values of goodwill and certain other indefinite-lived intangible assets assigned to Travelport’s consumer travel businesses within discontinued operations exceeded their estimated fair values. Consequently, the Company also tested its other long-lived assets within Travelport’s consumer travel business for impairment. In connection with the impairment assessments performed, the Company recorded a pretax charge of $425 million within discontinued operations, of which $254 million reduced the value of goodwill and $171 million reduced the value of other intangible assets (including $120 million related to trademarks). This impairment resulted from a decline in future anticipated cash flows primarily generated by Travelport’s consumer travel businesses.

PROGRAM CASH

Program cash primarily represents amounts specifically designated to purchase assets under vehicle programs and/or to repay the related debt.

SELF-INSURANCE RESERVES

The Consolidated Balance Sheets include approximately $376 million and $422 million of liabilities with respect to self-insured public liability and property damage as of December 31, 2006 and 2005, respectively. Such liabilities relate to additional liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which the Company is self insured. The current portion of such amounts is included within accounts payable and other current liabilities and the non-current portion is included in other non-current liabilities. The Company estimates the required liability for such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).

In addition, at December 31, 2006 and 2005, the Consolidated Balance Sheets include liabilities of approximately $105 million and $140 million, respectively, relating to health and welfare, workers’ compensation and other benefits the Company provides to its employees. The Company estimates the liability required for such benefits based on actual claims outstanding and the estimated cost of claims incurred as of the balance sheet date. These amounts are included within accounts payable and other current liabilities on the Company’s Consolidated Balance Sheets.

CHANGES IN ACCOUNTING POLICIES DURING 2006

Misstatements.  In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted the guidance of SAB No. 108 for the year ended December 31, 2006, which had no impact on the Company’s financial statements.

Pension Plans.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The adoption of the provisions of SFAS No. 158 in fourth quarter 2006 resulted in a pre-tax charge of $6 million ($4 million, after tax) recorded within stockholders’ equity.

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

The Company adopted the provisions of SFAS No. 152 effective January 1, 2006, as required, and recorded an after tax charge of $65 million ($0.64 per diluted share) during 2006 as a cumulative effect of an accounting change, which consists of a pre-tax charge of $105 million representing the deferral of revenue and costs associated with sales of vacation ownership interests that were recognized prior to January 1, 2006, the recognition of certain expenses that were previously deferred and an associated tax benefit of $40 million. There is no continuing impact associated with SFAS No. 152 due to the disposition of the Company's former timeshare business in connection with the spin-off of Wyndham.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and by SFAS No. 123. The Company adopted SFAS No. 123R on January 1, 2006, as required, under the modified prospective application method. Because the Company recorded stock-based compensation expense for all outstanding employee stock awards prior to the adoption of SFAS No. 123R, the adoption of such standard did not have a significant impact on the Company’s results of operations. However, the Company recorded an after tax credit of $1 million during 2006 as a cumulative effect of an accounting change, which represents the Company’s estimate of total future forfeitures of stock-based awards outstanding as of January 1, 2006 (see Note 18—Stock-Based Compensation for further information).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and is currently evaluating the impact of such adoption on its financial statements.

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company will adopt the provisions of FIN 48 effective January 1, 2007, as required, and anticipates recording an after tax charge to stockholders’ equity in the range of $30 million to $60 million. However, the Company has been indemnified by Realogy and Wyndham for substantially all of these tax related matters.

3.	Discontinued Operations

Travelport.  On August 23, 2006, the Company completed the sale of Travelport, which comprises the Company’s former travel distribution services businesses for proceeds of approximately $4.1 billion, net of closing adjustments. The loss incurred on disposal of Travelport includes a $1.3 billion impairment charge reflecting the difference between Travelport’s carrying value and its estimated fair value and a tax charge related to asset basis differences resulting from the 2001 acquisition of a Travelport subsidiary. The loss is subject to revision related to customary post-closing purchase price adjustments.

Realogy and Wyndham.  On July 31, 2006, the Company completed the spin-offs of Realogy and Wyndham in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of Cendant Corporation common stock held on July 21, 2006. Costs incurred in connection with the spin-offs of Realogy and Wyndham are included within gain (loss) on disposal of discontinued operations, net of tax on the accompanying Consolidated Statement of Operations.

Marketing Services Division.  On October 17, 2005, the Company completed the sale of its Marketing Services division for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of closing adjustments, plus $125 million face value of newly issued preferred stock of Affinion and warrants to purchase up to 7.5% of the common equity of Affinion (see Note 2—Summary of Significant Accounting Policies for more detailed information on the preferred stock and warrants). The Company is obligated to distribute any proceeds from the sale of Affinion preferred stock and warrants to Realogy and Wyndham. During 2007, a portion of the Company’s preferred stock investment in Affinion was redeemed (see Note 24 – Subsequent Event).

Wright Express.  On February 22, 2005, the Company completed the initial public offering of Wright Express for $964 million of cash. Additionally, the Company entered into a tax receivable agreement with Wright Express pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. The Company is obligated to distribute all such payments received from Wright Express to Realogy and Wyndham following the separation. Excluding amounts remitted to Realogy and Wyndham, the Company received $9 million in connection with this tax receivable agreement during 2006 and $15 million during 2005. Such amounts are recorded within gain (loss) on disposal of discontinued operations, net of tax on the accompanying Consolidated Statements of Operations.

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

Summarized statement of operations data for discontinued operations are as follows:

Year Ended December 31, 2006

	Wright Express (a)	Marketing Services Division (b)	Realogy (c)
Net revenues	$-	$-	$3,856

Income before income taxes	$-	$-	$445
Provision for income taxes	-	-	172

Income from discontinued operations, net of tax	$-	$-	$273

Gain (loss) on disposal of discontinued operations	$9	$(15)	$(76)
Provision (benefit) for income taxes	3	27	(22)

Gain (loss) on disposal of discontinued operations, net of tax	$6	$(42)	$(54)

	Wyndham (c)(d)	Travelport (c)	Total
Net revenues	$2,052	$1,859	$7,767

Income before income taxes	$377	$170	$992
Provision for income taxes	288	54	514

Income from discontinued operations, net of tax	$89	$116	$478

Gain (loss) on disposal of discontinued operations	$(83)	$(1,464)	$(1,629)
Provision (benefit) for income taxes	(25)	345	328

Gain (loss) on disposal of discontinued operations, net of tax	$(58)	$(1,809)	$(1,957)

(a)	Gain on disposal includes payments received from Wright Express in connection with the tax receivable agreement discussed above.
(b)

Represents payments in connection with a guarantee obligation made to the Company’s former Marketing Services division and a tax charge primarily related to state taxes prior to the date of disposition.

(c)	Results are through the date of disposition.
(d)	The provision for income taxes reflects a $158 million charge associated with separating the vacation ownership business from the Company in connection with the spin-off of Wyndham.

Year Ended December 31, 2005

	Wright Express (a)(b)	PHH (a)(c)	Marketing Services Division (a)	Realogy
Net revenues	$29	$179	$1,066	$7,139

Income (loss) before income taxes	$(7)	$1	$90	$1,065
Provision (benefit) for income taxes	(3)	25	37	414

Income (loss) from discontinued operations, net of tax	$(4)	$(24)	$53	$651

Gain (loss) on disposal of discontinued operations	$585	$(285)	$1,146	$-
Provision for income taxes	332	-	565	-

Gain (loss) on disposal of discontinued operations, net of tax	$253	$(285)	$581	$-

		Wyndham	Travelport (d)	Total
Net revenues		$3,252	$2,400	$14,065

Income (loss) before income taxes		$643	$(118)	$1,674
Provision (benefit) for income taxes		187	(74)	586

Income (loss) from discontinued operations, net of tax		$456	$(44)	$1,088

Gain (loss) on disposal of discontinued operations		$-	$-	$1,446
Provision for income taxes		-	-	897

Gain (loss) on disposal of discontinued operations, net of tax		$-	$-	$549

(a)	Results are through the date of disposition.
(b)	Gain on disposal includes payments received from Wright Express in connection with the tax receivable agreement discussed above.
(c)	The provision for income taxes reflects a $24 million charge associated with separating the appraisal business from the Company in connection with the PHH spin-off.
(d)	Results include a pretax impairment charge of $425 million. (See Note 2 – Summary of Significant Accounting Policies for further information.)

Year Ended December 31, 2004

	Wright Express	PHH	Marketing Services Division (a)	Realogy
Net revenues	$188	$2,403	$1,484	$6,549

Income before income taxes	$82	$190	$317	$1,032
Provision for income taxes	32	83	5	379

Income from discontinued operations, net of tax	$50	$107	$312	$653

	Wyndham	Travelport	Jackson Hewitt (b)	Total
Net revenues	$2,872	$1,748	$194	$15,438

Income before income taxes	$606	$330	$106	$2,663
Provision for income taxes	217	83	42	841

Income from discontinued operations, net of tax	$389	$247	$64	$1,822

Gain on disposal of discontinued operations	$-	$-	$251	$251
Provision for income taxes	-	-	53	53

Gain on disposal of discontinued operations, net of tax	$-	$-	$198	$198

(a)

The provision for income taxes reflects the reversal of a valuation allowance of $121 million by TRL Group associated with federal and state deferred tax assets, partially offset by a $13 million cash payment the Company made to TRL Group in connection with the January 2004 transaction for the contract termination (see Note 23 — TRL Group, Inc).

(b)	Results are through the date of disposition.

Summarized balance sheet data for discontinued operations as of December 31, 2005 are as follows:

	Realogy	Wyndham	Travelport (a)	Total
Assets of discontinued operations:
Current assets	$330	$917	$676	$1,923
Property and equipment, net	321	422	533	1,276
Goodwill	3,163	2,638	4,088	9,889
Other assets	1,647	4,133	1,644	7,424

Total assets of discontinued operations	$5,461	$8,110	$6,941	$20,512

Liabilities of discontinued operations:
Current liabilities	$656	$940	$860	$2,456
Other liabilities	809	3,266	732	4,807

Total liabilities of discontinued operations	$1,465	$4,206	$1,592	$7,263

(a)	Current liabilities include $350 million under the Company’s former $2.0 billion revolving credit facility, as Travelport was the primary obligor for such borrowings.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2006	2005	2004
Income (loss) from continuing operations	$(451)	$(11)	$71
Income from discontinued operations, net of tax	478	1,088	1,822
Gain (loss) on disposal of discontinued operations, net of tax	(1,957)	549	198
Cumulative effect of accounting changes, net of tax	(64)	(8)	-

Net income (loss)	$(1,994)	$1,618	$2,091

Basic weighted average shares outstanding (a)	100.6	104.0	103.1
Stock options, warrants and restricted stock units (b)	-	-	3.1
Convertible debt (c)	-	-	0.2

Diluted weighted average shares outstanding (a)	100.6	104.0	106.4

Earnings per share:
Basic
Income (loss) from continuing operations	$(4.48)	$(0.10)	$0.69
Income from discontinued operations	4.75	10.47	17.68
Gain (loss) on disposal of discontinued operations	(19.46)	5.27	1.92
Cumulative effect of accounting changes	(0.63)	(0.08)	-

Net income (loss)	$(19.82)	$15.56	$20.29

Diluted
Income (loss) from continuing operations	$(4.48)	$(0.10)	$0.67
Income from discontinued operations	4.75	10.47	17.13
Gain (loss) on disposal of discontinued operations	(19.46)	5.27	1.86
Cumulative effect of accounting changes	(0.63)	(0.08)	-

Net income (loss)	$(19.82)	$15.56	$19.66

(a)

Because the Company incurred a loss from continuing operations in 2006 and 2005, outstanding stock options, restricted stock units and stock warrants are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(b)	For 2004, excludes restricted stock units for which performance based vesting criteria have not been achieved.
(c)

The 2004 balance reflects the dilutive impact of the Company’s zero coupon senior convertible contingent notes prior to conversion on February 13, 2004 into shares of Avis Budget common stock, the impact of which is reflected within basic weighted average shares outstanding from the conversion date forward (2 million shares in 2004).

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Year Ended December 31,
	2006	2005	2004
Options (a)	11.0	12.9	2.3
Warrants (b)	0.2	0.2	-
Upper DECS (c)	-	-	2.4

(a)	Represents all outstanding stock options for 2006 and 2005. The weighted average exercise price for anti-dilutive options at December 31, 2004 was $44.61.
(b)	Represents all outstanding warrants for 2006 and 2005, for which the weighted average exercise price is $21.31.

(c)

Represents the shares that were issuable under the forward purchase contract component of the Company’s Upper DECS securities prior to the settlement of such securities on August 17, 2004, at which time the Company issued 3.8 million shares of Avis Budget common stock. The impact of this share issuance is included in basic EPS from the settlement date forward (1.4 million shares in 2004, due to a partial year impact). However, diluted EPS does not reflect any shares that were issuable prior to August 17, 2004, as the Upper DECS were anti-dilutive during such periods (since the appreciation price was greater than the average price of Avis Budget common stock).

5.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Statements of Operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values, will be recorded by the Company as further adjustments to the purchase price allocations.

During 2006, the Company acquired 19 vehicle rental licensees for $20 million in cash, resulting in trademark intangible assets of $17 million. During 2005, the Company acquired 23 vehicle rental licensees for $206 million in cash, resulting in trademark intangible assets of $88 million and goodwill of $6 million, none of which is expected to be deductible for tax purposes. During 2004, the Company acquired 29 vehicle rental licensees for $60 million in cash, resulting in goodwill of $33 million, all of which is expected to be deductible for tax purposes, and trademark intangible assets of $13 million. These acquisitions, which relate primarily to the Company’s International Car Rental segment, were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

6.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements (a)	$75	$16	$59	$76	$14	$62
Customer lists (b)	19	6	13	20	6	14
Other (c)	2	1	1	2	1	1

	$96	$23	$73	$98	$21	$77

Unamortized Intangible Assets
Goodwill	$2,193			$2,188

Trademarks (d)	$666			$654

(a)	Primarily amortized over a period ranging from 2 to 40 years.
(b)	Primarily amortized over 20 years.
(c)	Primarily amortized over a period ranging from 6 to 20 years.
(d)

Comprised of various tradenames (including the Avis and Budget tradenames) that the Company has acquired and which distinguish the Company’s consumer services. These tradenames are expected to generate future cash flows for an indefinite period of time.

The changes in the carrying amount of goodwill during 2006 are as follows:

	Balance at January 1, 2006	Adjustments to Goodwill Acquired during 2005		Balance at December 31, 2006
Domestic Car Rental	$1,354	$1	(a)	$1,355
International Car Rental	591	4	(a)	595
Truck Rental	243	-		243

Total Company	$2,188	$5		$2,193

(a)	Primarily relates to tax adjustments on the acquisition of Budget licensees.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2006	2005	2004
Franchise agreements	$2	$2	$3
Customer lists	1	2	1

Total	$3	$4	$4

Based on the Company’s amortizable intangible assets as of December 31, 2006, the Company expects related amortization expense to approximate $3 million for each of the five succeeding fiscal years.

7.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2006	2005
Rental vehicles	$7,738	$8,247
Vehicles held for sale	304	165

	8,042	8,412
Less: accumulated depreciation	(993)	(903)

	$7,049	$7,509

The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2006	2005	2004
Depreciation expense	$1,362	$1,191	$941
Lease charges	54	69	58
Gain on sales of vehicles, net	-	(22)	(11)

	$1,416	$1,238	$988

During 2006, vehicle interest, net on the accompanying Consolidated Statement of Operations excludes $101 million of interest expense related to $1,875 million of fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC subsidiary, the parent company of the companies that comprise the Company’s vehicle rental operations. Such interest is recorded within interest related to corporate debt, net on the accompanying Consolidated Statement of Operations.

8.	Franchising Activities

Franchising revenues, which are recorded within other revenues on the accompanying Consolidated Statements of Operations, amounted to $37 million, $39 million and $43 million during 2006, 2005 and 2004, respectively.

The number of Company-owned and franchised outlets in operation (excluding independent commissioned dealer locations for the Budget truck rental business and Avis and Budget locations operated under an arrangement with Avis Europe Holdings, Limited, an independent third party) is as follows:

	As of December 31,
	2006	2005	2004
Company-owned
Avis brand	1,268	1,186	1,074
Budget brand	951	902	822

Franchised
Avis brand	847	849	851
Budget brand	1,218	1,221	1,345

In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

9.	Restructuring Charges

During fourth quarter 2006, the Company recorded $10 million of restructuring charges, of which $8 million was incurred in connection with current restructuring initiatives within the Company’s Truck Rental and Domestic Car Rental operations and $2 million represents a revision to an estimated charge recorded in connection with restructuring actions undertaken in first quarter 2005.

2006 Restructuring

During fourth quarter 2006, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities within its Budget Truck Rental and Domestic Car Rental operations. The more significant areas of cost reduction include the closure of the Budget Truck Rental headquarters and other facilities and reductions in staff. In connection with these initiatives, the Company recorded a restructuring charge of $8 million in 2006 with an additional $2 million to be recorded in 2007, for a total of $10 million, substantially all of which is anticipated to be cash. The 2007 charge of $2 million will be incurred by the Company’s Truck Rental segment and represents various personnel related costs.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related (a)	Facility Related (b)	Total
Initial charge	$4	$4	$8
Cash payments	-	(1)	(1)

Balance at December 31, 2006	$4	$3	$7

(a)

The initial charge primarily represents severance benefits resulting from reductions in staff. The Company formally communicated the termination of employment to approximately 180 employees, representing a wide range of employee groups. As of December 31, 2006, the Company had terminated approximately 25 of these employees.

(b)

The initial charge principally represents costs incurred in connection with facility closures and lease obligations resulting from the closure of the Truck Rental headquarters, consolidation of Truck Rental operations and the closure of other facilities within the Company’s Domestic Car Rental operations.

Total restructuring charges are recorded as follows:

	Costs Incurred	Cash Payments	Liability as of December 31, 2006
Truck Rental	$6	$(1)	$5
Domestic Car Rental	2	-	2

	$8	$(1)	$7

2005 Restructuring

During first quarter 2005, the Company recorded $26 million of restructuring charges as a result of activities undertaken following the PHH spin-off and the initial public offering of Wright Express. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction included the closure of a call center and field locations of the Company’s Truck Rental business and reductions in staff within the Company’s corporate functions. The initial charge recorded in the Company’s Corporate and Other, Truck Rental and Domestic Car Rental segments amounted to $19 million, $5 million and $2 million, respectively. During fourth quarter 2006, the Company recorded a $2 million charge representing a revision to its original estimate of costs to exit a lease in connection with the closure of a truck rental facility in first quarter 2005. The remaining liability relating to these actions was $3 million at December 31, 2006 and primarily relates to obligations under terminated leases.

10.	Income Taxes

The benefit from income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$(47)	$79	$141
State	21	15	(8)
Foreign	-	25	27

	(26)	119	160

Deferred
Federal	(250)	(149)	(246)
State	21	(34)	23
Foreign	29	13	(1)

	(200)	(170)	(224)

Benefit from income taxes	$(226)	$(51)	$(64)

Pretax income (loss) for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2006	2005	2004
Domestic	$(756)	$(135)	$(64)
Foreign	79	73	71

Pretax income (loss)	$(677)	$(62)	$7

Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2006	2005
Current deferred income tax assets:
Litigation settlement and related liabilities	$-	$41
Net operating loss carryforwards	-	138
State net operating loss carryforwards	-	11
Accrued liabilities and deferred income	48	179
Provision for doubtful accounts	6	9
Acquisition and integration-related liabilities	3	42
Other	1	6

Current deferred income tax assets	58	426

Current deferred income tax liabilities:
Prepaid expenses	51	51

Current deferred income tax liabilities	51	51

Current net deferred income tax asset	$7	$375

Non-current deferred income tax assets:
Net operating loss carryforwards	$30	$2
Foreign net operating loss carryforwards	20	28
State net operating loss carryforwards	113	60
Alternate minimum tax credit carryforward	102	132
Acquisition and integration-related liabilities	24	-
Accrued liabilities and deferred income	178	206
Other	-	38
Valuation allowance (*)	(81)	(59)

Non-current deferred income tax assets	386	407

Non-current deferred income tax liabilities:
Depreciation and amortization	160	147

Non-current deferred income tax liabilities	160	147

Non-current net deferred income tax asset	$226	$260

(*)

The valuation allowance of $81 million at December 31, 2006 relates to state net operating loss carryforwards and certain state deferred tax assets of $75 million and $6 million, respectively. The valuation allowance will be reduced when and if the Company determines that the related deferred income tax assets are more likely than not to be realized. If determined to be realizable, approximately $4 million of the valuation allowance for state net operating loss carryforwards would reduce goodwill.

Net deferred income tax liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2006	2005
Depreciation and amortization	$1,205	$1,130
Other	1	9

Net deferred income tax liabilities under vehicle programs	$1,206	$1,139

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $87 million, which primarily expire in 2024. No provision has been made for U.S. federal deferred income taxes on approximately $273 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2006, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

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

The Company’s effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	As of December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.1	36.9	89.0
Changes in valuation allowances	(4.3)	(18.4)	45.3
Taxes on foreign operations at rates different than U.S. federal statutory rates	(0.2)	(2.8)	(26.5)
Taxes on repatriated foreign income, net of tax credits	(0.1)	1.9	(28.4)
Resolution of prior years’ examination issues	3.5	29.8	(1,153.1)
Nondeductible expenses	(0.8)	(20.3)	156.2
Other	(1.8)	20.2	(31.8)

	33.4%	82.3%	(914.3)%

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

Pursuant to the Tax Sharing Agreement and Separation and Distribution Agreement, the Company is indemnified for all non-Avis Budget Car Rental tax contingencies. The company believes that its accruals for tax liabilities, including the indemnified liabilities outlined in the Tax Sharing and Separation and Distribution Agreements, are adequate for all remaining open years, based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

The Company and the Internal Revenue Service (“IRS”) have settled the IRS examination for the Company’s taxable years 1998 through 2002. The Company was adequately reserved for this audit cycle and has reflected the results of that examination in the accompanying Consolidated Financial Statements. The IRS has begun to examine the Company's taxable years 2003 through 2006. Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities representing the best estimates of the probable loss on certain positions. The Company believes that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities.

The results of an audit or litigation related to these matters include a range of potential outcomes, which may involve material amounts. However, as discussed above, the Company has been indemnified for these matters by Realogy and Wyndham and therefore, does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

11.	Other Current Assets

Other current assets consisted of:

	As of December 31,
	2006	2005
Receivables from Realogy (a)	$572	$-
Receivables from Wyndham (a)	393	-
Prepaid expenses	144	172
Other	155	62

	$1,264	$234

(a)

Represents amounts due for services performed under the Transition Services Agreement and for certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At December 31, 2006, there are corresponding liabilities recorded within accounts payable and other current liabilities (see Note 13—Accounts Payable and Other Current Liabilities).

12.	Property and Equipment, net

Property and equipment, net consisted of:

	As of December 31,
	2006	2005
Land	$50	$50
Buildings and leasehold improvements	337	286
Capitalized software	238	272
Furniture, fixtures and equipment	138	105
Buses and support vehicles	68	74
Projects in process	89	109

	920	896
Less: Accumulated depreciation and amortization	(434)	(380)

	$486	$516

Depreciation and amortization expense relating to property and equipment during 2006, 2005 and 2004 was $102 million, $112 million and $111 million, respectively (including $36 million, $36 million and $27 million, respectively, of amortization expense relating to capitalized computer software).

13.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of December 31,
	2006	2005
Income taxes payable	$520	$776
Accrued payroll and related	244	279
Accounts payable	223	152
Accrued disposition costs	152	145
Public liability and property damage insurance liabilities (a)	116	125
Accrued legal settlements	71	313
Other	529	497

	$1,855	$2,287

(a)	The non-current liability related to public liability and property damage insurance was $260 million and $297 million at December 31, 2006 and 2005, respectively.

14.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

		As of December 31,
	Maturity Date
		2006	2005
Corporate debt:
6 7/8% notes (a)	-	$-	$850
4.89% notes (a)	-	-	100
6 1/4% notes (a)	-	-	798
6 1/4% notes (a)	-	-	349
7 3/8% notes (a)	-	-	1,192
7 1/8% notes (a)	-	-	250
Revolver borrowings (b)	-	-	7
Net hedging losses (c)		-	(47)

		-	3,499
Avis Budget Car Rental corporate debt:
Floating rate term loan (d)	April 2012	838	-
Floating rate notes (d)	May 2014	250	-
7 5/8% notes (d)	May 2014	375	-
7 3/4% notes (d)	May 2016	375	-

		1,838	-
Other		4	9

Total long-term debt		1,842	3,508
Less: Current portion		29	975

Long-term debt		$1,813	$2,533

(a)	In connection with the separation, the Company repaid these notes during third quarter 2006 (see below for further information).
(b)

Outstanding borrowings at December 31, 2005 do not include $350 million of borrowings for which the Company’s former Travelport subsidiary was the primary obligor. This amount is included within liabilities of discontinued operations on the accompanying Consolidated Balance Sheet at December 31, 2005.

(c)

As of December 31, 2005, the balance represents $153 million of net mark-to-market adjustments on current interest rate hedges, partially offset by $106 million of net gains resulting from the termination of interest rate hedges. The Company repaid all of the outstanding debt associated with these derivatives and retired all such derivatives during third quarter 2006.

(d)

In connection with the execution of the Company’s separation plan, Avis Budget Car Rental borrowed $1,875 million in April 2006, which consisted of (i) $1 billion of unsecured fixed and floating rate notes and (ii) an $875 million secured floating rate term loan under a credit facility.

CORPORATE DEBT

In connection with the execution of its separation plan, during July 2006, the Company completed a tender offer for $2.6 billion of its corporate debt by redeeming approximately $2.5 billion aggregate principal amount of its 6 1/4% notes due in January 2008 and March 2010, 7 3/8% notes due in January 2013 and 7 1/8% notes due in March 2015 for cash of approximately $2.9 billion, including accrued interest. The Company redeemed the remaining portion of such corporate debt in third quarter 2006. In connection with such debt extinguishment, the Company recorded a pretax charge of $313 million during 2006. The Company also repaid an aggregate principal amount of $950 million due in August 2006 under the 6 7/8% and 4.89% notes during 2006.

On May 10, 2004, the Company’s then outstanding 6 3/4% senior notes that formed a part of the Upper DECS, a hybrid instrument previously issued by the Company that consisted of both equity linked and debt securities, were successfully remarketed and the interest rate was reset to 4.89%. Each Upper DECS consisted of both a senior note and a forward purchase contract to purchase shares of the Company’s common stock. In connection with such remarketing, during 2004, the Company purchased and retired $763 million of the senior notes for $778 million in cash and recorded a loss of $18 million on the early extinguishment. The forward purchase contract was settled on August 17, 2004 (see Note 17—Stockholders’ Equity for more information on the forward purchase contract).

AVIS BUDGET CAR RENTAL CORPORATE DEBT

Floating Rate Term Loan

The Company’s floating rate term loan was entered into in April 2006, has a six year term and bears interest at three month LIBOR plus 125 basis points. Quarterly installment payments are required for the first five and three quarter years with the remaining amount repayable in full at the end of the term. During 2006, the Company repaid $37 million of outstanding principal under the floating rate term loan.

Floating Rate Notes

The Company’s floating rate notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $250 million. The interest rate on these notes is equal to three month LIBOR plus 250 basis points. The Company has the right to redeem these notes in whole or in part at any time prior to May 15, 2008 at the applicable make-whole redemption price and, in whole or in part, at any time on or after May 15, 2008, at the applicable scheduled redemption price, plus in each case, accrued and unpaid interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future senior indebtedness.

7 5/8% and 7 3/4% Notes

The Company’s 7 5/8% and 7 3/4% notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $750 million. The Company has the right to redeem the 7 5/8% and 7 3/4% notes in whole or in part at any time prior to May 15, 2010 and May 15, 2011, respectively, at the applicable make-whole redemption price and, in whole or in part, at any time on or after May 15, 2010 and May 15, 2011, respectively, at the applicable scheduled redemption price, plus in each case, accrued and unpaid interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future senior indebtedness.

DEBT MATURITIES

The following table provides contractual maturities of the Company’s corporate debt at December 31, 2006:

Year	Amount
2007	$29
2008	9
2009	9
2010	9
2011	9
Thereafter	1,777

$1,842

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At December 31, 2006, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$-	$284	$1,216
Letter of credit facility (b)	303	-	295	8

(a)	This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006, has a five year term and currently bears interest at one month LIBOR plus 125 basis points.
(b)	Final maturity date is July 2010.

DEBT COVENANTS

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of indebtedness by the Company and certain of its subsidiaries, mergers, liquidations, and sale and leaseback transactions. The credit facility also requires the maintenance of certain financial ratios. As of December 31, 2006, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

15. Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding AESOP, LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of December 31,
	2006	2005
Debt due to Avis Budget Rental Car Funding	$4,511	$6,957
Budget Truck Financing:
HFS Truck Funding program	-	149
Budget Truck Funding program	135	-
Capital leases	257	370
Other	367	433

	$5,270	$7,909

Avis Budget Rental Car Funding.  Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues private placement notes and uses the proceeds from such issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”) on a continuing basis. AESOP Leasing is required to use these proceeds to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. As a result, AESOP Leasing’s obligation to Avis Budget Rental Car Funding is reflected as related party debt on the Company’s Consolidated Balance Sheets as of December 31, 2006 and 2005. The Company also recorded an asset within assets under vehicle programs on its Consolidated Balance Sheets at December 31, 2006 and 2005, which represents the equity issued to the Company by Avis Budget Rental Car Funding. The vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheet as AESOP Leasing is consolidated by the Company. Such vehicles and related assets, which approximate $6.6 billion at December 31, 2006, collateralize the debt issued by Avis Budget Rental Car Funding and are not available to pay the obligations of the Company.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiary and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected within the Company’s Consolidated Financial Statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent floating rate term notes with a weighted average interest rate of 5%, 4% and 3% for 2006, 2005 and 2004, respectively.

Truck financing.  Budget Truck financing consists of debt outstanding under the HFS Truck Funding program, the Budget Truck Funding program and capital leases. The Budget Truck Funding program is a debt facility established by the Company to finance the acquisition of the Budget truck rental fleet. The borrowings under the Budget Truck Funding program are collateralized by $136 million of corresponding assets and are floating rate term loans with a weighted average interest rate of 5% in 2006. The HFS Truck Funding program’s floating rate term notes had a weighted average interest rate of 4% and 2% in 2005 and 2004, respectively. The Company terminated the HFS Truck Funding program in November 2006, at which time remaining obligations thereunder were repaid. The Company has also obtained a portion of its truck rental fleet under capital lease arrangements for which there are corresponding gross assets of $381 million and $434 million with accumulated amortization of $129 million and $70 million classified within vehicles, net on the Company’s Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively. Interest paid as part of capital lease obligations was $20 million and $14 million during 2006 and 2005, respectively.

Other.  Borrowings under the Company’s other vehicle rental programs represent amounts issued under financing facilities that provide for the issuance of notes to support the acquisition of vehicles used in the Company’s international vehicle rental operations. The debt issued is collateralized by $726 million of vehicles and related assets and primarily represents floating rate bank loans and commercial paper for which the weighted average interest rate was 5%, 4% and 3% for 2006, 2005 and 2004, respectively.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2006:

	Vehicle- Backed Debt	Capital Leases	Total
2007	$796	$95	$891
2008	1,728	122	1,850
2009	550	40	590
2010	1,036	-	1,036
2011	600	-	600
Thereafter	303	-	303

	$5,013	$257	$5,270

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of December 31, 2006, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding	$6,286	$4,511	$1,775
Budget Truck financing:
Budget Truck Funding program	200	135	65
Capital leases	257	257	-
Other	1,104	367	737

	$7,847	$5,270	$2,577

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

DEBT COVENANTS

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. As of December 31, 2006, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

16.	Commitments and Contingencies

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2006 are as follows:

Year	Amount
2007	$393
2008	302
2009	208
2010	147
2011	102
Thereafter	635

$1,787

Other than those within the Company’s vehicle rental program, for which the future minimum lease payments have been reflected in Note 15—Debt Under Vehicle Programs and Borrowing Arrangements, commitments under capital leases are not significant. During 2006, 2005 and 2004, the Company incurred total rental expense of $561 million, $491 million and $454 million, respectively, inclusive of contingent rental expense of $142 million, $138 million and $97 million in 2006, 2005, and 2004, respectively, principally based on car rental volume. Included within the Company’s total rental expense for 2006, 2005 and 2004 are concession fees paid by the Company in connection with agreements with various airport authorities that allow the Company to conduct its car rental operations on-site. In general, concession fees for airport locations are based on a percentage of total commissionable revenue (as determined by each airport authority), subject to minimum annual guaranteed amounts. Such fees, which amounted to $235 million, $211 million and $215 million during 2006, 2005 and 2004, respectively, are included within operating, net on the Company’s Consolidated Statements of Operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $8.0 billion of vehicles from these manufacturers over the next two years (approximately $4.7 billion and $3.3 billion during 2007 and 2008, respectively). These commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The Company purchases the majority of its rental vehicles from a small number of vehicle manufacturers and its primary suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively. The purchase of such vehicles is financed through the issuance of debt under vehicle programs in addition to cash received upon the sale of vehicles primarily under repurchase and guaranteed depreciation programs.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2006 (aggregating approximately $31 million) was individually significant. These purchase obligations extend through 2007.

Contingencies

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $30 million recorded on its Consolidated Balance Sheet as of December 31, 2006 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of any unresolved proceedings. Pursuant to the Separation Agreement, Realogy and Wyndham have assumed all liabilities related to this litigation, as described below.

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

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including contract disputes, business practices, intellectual property, environmental issues and other commercial, employment and tax matters, including breach of contract claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period. During February 2006, the Company settled a litigation matter with respect to claims made by the purchaser of a business sold by Avis prior to the Company’s acquisition of Avis in 2001. The amount awarded for the settlement had been fully reserved for in connection with the acquisition. The cash outflow of $95 million associated with such settlement is recorded within the net assets acquired and acquisition-related payments line item on the accompanying Consolidated Statement of Cash Flows.

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

Other Guarantees

The Company has provided certain guarantees to subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed during third quarter 2006. These guarantees relate primarily to various real estate and product operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate and product operating leases is estimated to be approximately $440 million. At December 31, 2006, the liability recorded by the Company in connection with these guarantees was $7 million. To the extent that the Company would be required to perform under any of these guarantees, Realogy and Wyndham have agreed to indemnify the Company.

The Company has provided certain guarantees to subsidiaries of PHH, which, as previously discussed, was spun-off during first quarter 2005. These guarantees relate primarily to various real estate and product operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate and product operating leases is estimated to be approximately $25 million. At December 31, 2006, the liability recorded by the Company in connection with these guarantees was $1 million. To the extent that the Company would be required to perform under any of these guarantees, PHH has agreed to indemnify the Company.

In connection with the Company’s disposition of its Marketing Services division (“MSD”), the Company agreed to provide certain indemnifications related to, among other things, litigation matters related to various suits brought against MSD by individual consumers and state regulatory authorities seeking monetary and/or injunctive relief regarding the marketing of certain membership programs and inquiries from state regulatory authorities related to such programs. Such indemnification entitles the purchaser to reimbursement for a portion of the actual losses suffered by it in regards to such matters. In addition, pursuant to a number of post-closing commercial arrangements entered into between certain of the Company’s subsidiaries and MSD, the Company also agreed to provide a minimum number of call transfers to certain MSD subsidiaries, as well as retaining pre-existing guarantee obligations for certain real estate operating lease obligations on behalf of certain MSD subsidiaries. The Company established a liability for the estimated fair value of these guarantees in the amount of approximately $100 million on the sale date, which reduced the gain on the transaction recorded within discontinued operations. The maximum potential amount of future payments to be made under these guarantees is approximately $340 million excluding one litigation matter for which there is no limitation to the maximum potential amount of future payments.

Realogy and Wyndham have agreed to assume responsibility for the Company’s liabilities relating to PHH and the former Marketing Services division.

17. Stockholders’ Equity

Dividend Payments

On July 31, 2006, the Company distributed all of the common stock of Realogy and Wyndham to its stockholders and recorded a resulting $7.0 billion reduction to stockholders’ equity. The dividend of Realogy and Wyndham is subject to further revision due to various factors, including the resolution of contingent and other liabilities for which the Company is indemnified by Realogy and Wyndham. During 2006, the Company paid cash dividends of $113 million ($1.10 per share in first quarter). During 2005, the Company paid cash dividends of $423 million ($0.90 per share in first and second quarters and $1.10 per share in third and fourth quarters). During 2004, the Company paid cash dividends of $333 million ($0.70 per share in first and second quarters and $0.90 per share in third and fourth quarters). Such per share dividend amounts have been adjusted for the 1-for-10 reverse stock split of the Company’s common stock, which became effective September 5, 2006.

Share Repurchases

During 2006, the Company used $221 million of available cash and $22 million of proceeds primarily received in connection with option exercises to repurchase $243 million of common stock under its former common stock repurchase program. During 2005, the Company used $1.1 billion of available cash and $289 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.3 billion of common stock under its former common stock repurchase program. During 2004, the Company used $756 million of available cash and $567 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.3 billion of common stock under its former common stock repurchase program.

Share Issuances

During first quarter 2004, the Company announced its intention to redeem its $430 million then-outstanding zero coupon senior convertible contingent notes for cash. As a result, holders had the right to convert their notes into shares of Cendant common stock. Virtually all holders elected to convert their notes. Accordingly, the Company issued approximately 2.2 million shares in exchange for approximately $430 million in notes (carrying value) during February 2004. The Company used the cash that otherwise would have been used to redeem these notes to repurchase shares in the open market.

On August 17, 2004, the forward purchase contracts that formed a portion of the Company’s Upper DECS securities settled pursuant to the terms of such contracts. Accordingly, the Company issued approximately 3.8 million shares in exchange for $863 million in cash and recorded an increase of $863 million to stockholders’ equity.

3 7/8% Convertible Senior Debentures Call Spread Options

During 2004, the Company redeemed its former 3 7/8% convertible senior debentures for cash. However, holders could have elected to convert each $1,000 par value debenture into 4.2 shares of Cendant common stock (3.3 million shares in the aggregate). In order to offset a portion of the dilution that would have occurred if the holders elected to convert their debentures, the Company purchased call spread options on April 30, 2004 covering 1.6 million of the 3.3 million shares issuable upon conversion. The call spread options, which expired unexercised in fourth quarter 2004, and which cost $23 million, were accounted for as a capital transaction and included as a component of stockholders’ equity.

Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

	Currency Translation Adjustments (*)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for- Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2004	$224	$(3)	$46	$(58)	$209
Current period change	84	23	(30)	(12)	65

Balance, December 31, 2004	308	20	16	(70)	274
Effect of PHH spin-off	(12)	(5)	(1)	7	(11)
Current period change	(219)	28	(15)	(17)	(223)

Balance, December 31, 2005	77	43	-	(80)	40
Effect of dispositions	(223)	-	-	46	(177)
Current period change	213	(13)	-	5	205

Balance, December 31, 2006	$67	$30	$-	$(29)	$68

(*)

Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the Consolidated Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations.

All components of accumulated other comprehensive income are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

18.	Stock-Based Compensation

The Company may grant stock options, stock appreciation rights, restricted shares and restricted stock units (“RSUs”) to its employees, including directors and officers of the Company and its affiliates. Beginning in 2003, the Company changed the method by which it provides stock-based compensation to its employees by significantly reducing the number of stock options granted and instead, issuing RSUs as a form of compensation. Additionally, in 2006, the Company began to issue stock settled stock appreciation rights (“SARs”) to certain executives. The Company is authorized to grant up to 33 million shares of its common stock under its active stock plans and at December 31, 2006, approximately 13 million shares were available for future grants under the terms of these plans. The Company may settle employee stock option exercises with treasury shares. The Company issues shares related to vested RSUs from treasury shares.

Stock Options

Following the spin-offs of Realogy and Wyndham, all previously outstanding time and performance vesting and time vesting stock options vested and converted into stock options of Avis Budget, Realogy and Wyndham. Although no stock options were granted during 2006, the Company may grant stock options that vest based on performance and/or time vesting criteria. The predetermined performance criteria determine the number of options that will ultimately vest and are based on growth in earnings before taxes and certain revenue metrics over varying periods of three to four years.

The annual activity of the Company’s common stock option plans consisted of (in thousands of shares):

	2006		2005		2004
	Number of Options	Weighted Average Exercise Price (e)	Number of Options	Weighted Average Exercise Price (e)	Number of Options	Weighted Average Exercise Price (e)
Balance at beginning of year	12,890	$27.12	15,071	$26.73	18,823	$25.80
Granted at fair market value (a)	-	-	100	30.55	318	34.66
Granted in connection with PHH spin-off (b)	-	-	627	(*)	-	-
Exercised (c)	(576)	15.69	(2,380)	17.01	(3,787)	21.90
Forfeited	(1,277)	31.36	(528)	30.32	(283)	28.98

Balance at end of year (d)	11,037	27.22	12,890	27.12	15,071	26.73

(*)	Not meaningful.
(a)	Reflects the maximum number of options assuming achievement of all performance and time vesting criteria.
(b)	As a result of the spin-off of PHH, the Company granted incremental options and reduced the exercise price of each stock option.
(c)	Stock options exercised during 2006, 2005 and 2004 had intrinsic value of $23 million, $223 million and $335 million, respectively.
(d)

As of December 31, 2006, the Company’s outstanding “in-the-money” stock options had aggregate intrinsic value of $20 million. Aggregate unrecognized compensation expense related to outstanding stock options was zero as of December 31, 2006.

(e)

As a result of the spin-offs of Realogy and Wyndham on July 31, 2006, the exercise price of each option was adjusted downward by a proportionate value. Such amounts were then revised to reflect the one-for-ten reverse stock split, which became effective on September 5, 2006.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2006 (in thousands of shares):

	Outstanding and Exercisable Options (*)
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Less than $20.00	2,984	5.2	$14.92
$20.01 to $25.00	308	5.2	22.04
$25.01 to $30.00	4,549	2.5	27.33
$30.01 to $35.00	1,581	2.3	32.19
$35.01 and above	1,615	1.0	45.80

	11,037	3.4	27.22

(*)	All outstanding stock options vested in connection with the completion of the separation.

The weighted-average grant-date fair value of common stock options granted during 2005 and 2004 was $5.89 and $6.90, respectively. The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for common stock options granted in 2005 and 2004:

	2005	2004
Dividend yield	1.7%	1.5%
Expected volatility	30.0%	30.0%
Risk-free interest rate	3.8%	4.0%
Expected holding period (years)	5.5	5.5

Restricted Stock Units

RSUs currently granted by the Company entitle the employee to receive one share of Avis Budget common stock upon vesting, which occurs ratably over a four-year period for the majority of currently outstanding RSUs. The Company also employs performance and time vesting criteria for RSU grants made to certain of the Company’s executives. The predetermined performance criteria determine the number of RSUs that will ultimately vest and are based on growth in earnings before taxes and certain revenue metrics over varying periods of three to four years. The number of performance-based RSUs that will ultimately vest may range from 0% to 100% of the target award. The annual activity related to the Company’s RSU plan consisted of (in thousands of shares):

	2006	2005	2004
	Number of RSUs (*)	Number of RSUs (*)	Number of RSUs (*)
Balance at beginning of year	2,299	1,618	647
Granted at fair market value (a)	1,799	1,402	1,255
Granted in connection with PHH spin-off (b)	-	77	-
Vested (c)	(1,129)	(341)	(153)
Canceled (c)	(1,195)	(457)	(131)

Balance at end of year (d)	1,774	2,299	1,618

(*)

Weighted average grant date prices are not meaningful due to the impact of the separation on the weighted average grant price of RSUs. The weighted average grant price of RSUs granted subsequent to the spin-offs of Realogy and Wyndham and those outstanding at December 31, 2006 is $24.33.

(a)	Reflects the maximum number of RSUs assuming achievement of all performance and time vesting criteria.
(b)

As a result of the spin-off of PHH, the closing price of Cendant common stock was adjusted downward on January 31, 2005. In order to provide an equitable adjustment to holders of its RSUs, the Company granted incremental RSUs to achieve a balance of 1.0477 RSUs outstanding subsequent to the spin-off for each RSU outstanding prior to the spin-off.

(c)

As a result of the Company’s separation, approximately 1.2 million RSUs were cancelled during third quarter 2006. Also, as a result of the Company’s separation, approximately 1.1 million RSUs vested and converted into shares of Avis Budget common stock, Realogy common stock and Wyndham common stock.

(d)

As of December 31, 2006, the Company’s outstanding RSUs had aggregate intrinsic value of $38 million and unrecognized compensation expense of $37 million, which will be recognized over the remaining vesting period of the respective award.

Stock Appreciation Rights

SARs are settled in Company stock, have a seven-year term, and vest ratably over a four-year period or after three years, with no graded vesting prior thereto. The Company’s policy is to grant SARs with exercise prices at then-current fair market value. At December 31, 2006, the Company had approximately 0.5 million SARs outstanding with a weighted average grant-date fair value of $9.05. The fair value of these SARs is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for SARs granted during 2006: dividend yield–0%; expected volatility–32.9%; risk-free interest rate–4.9% and holding period–4.9 years.

Compensation Expense

The Company records compensation expense for all outstanding employee stock awards. The Company’s policy is to record compensation expense related to the issuance of stock options and SARs to its employees on a straight-line basis over the vesting period of the award and based on the estimated number of stock options or SARs the Company believes it will ultimately provide. The Company records amortization expense of the deferred compensation related to RSUs on a straight-line basis over the remaining vesting periods of the respective RSUs and based on the estimated performance goals the Company believes it will ultimately achieve. Currently, all stock-based compensation expense associated with time and performance based awards is predicated on achievement of established performance targets.

The Company recorded pretax stock-based compensation expense of $93 million, $25 million and $13 million ($57 million, $15 million and $8 million, after tax) during 2006, 2005 and 2004, respectively, related to employee stock awards that were granted or modified by the Company. The expense recorded in 2006 includes a pretax charge of $79 million primarily related to the accelerated vesting of previously outstanding RSUs and equitable adjustments related to previously outstanding stock options, as a result of the separation of the Company in third quarter 2006. The expense recorded in 2005 includes $5 million related to the accelerated vesting of restricted stock units of individuals terminated in connection with the Company’s 2005 restructuring initiatives (see Note 9—Restructuring Charges). Such pretax stock-based compensation expense is recorded within selling, general and administrative expenses on the accompanying Consolidated Statements of Operations except amounts incurred in connection with the 2006 accelerated vesting of RSUs and stock options related to the Company’s separation (which are recorded within the separation costs line item) and the 2005 restructuring-related charge (which is recorded in the restructuring charges line item).

The Company also recorded pretax stock-based compensation expense of $134 million, $54 million and $35 million ($83 million, $33 million and $22 million, after tax) during 2006, 2005 and 2004, respectively, within discontinued operations. The expense recorded in 2006 includes a pretax charge of $104 million, primarily related to the accelerated vesting of previously outstanding RSUs and equitable adjustments related to previously outstanding stock options, as a result of the separation of the Company.

The effect on net income and earnings per share for 2004 if the Company had applied the fair value based method to all employee stock awards granted (including those granted prior to January 1, 2003 for which the Company has not recorded compensation expense) is as follows:

Reported net income	$2,091
Add back: Stock-based employee compensation expense included in reported net income, net of tax	29
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(31)

Pro forma net income	$2,089

Earnings per share:
Reported
Basic	$20.29
Diluted	19.66
Pro forma
Basic	$20.27
Diluted	19.64

As of January 1, 2005, the Company recorded compensation expense for all outstanding employee stock awards; accordingly, pro forma information is not presented subsequent to December 31, 2004.

19.	Employee Benefit Plans

Defined Contribution Savings Plans

The Company sponsors several defined contribution savings plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plans. The Company’s cost for contributions to these plans was $23 million, $20 million and $25 million during 2006, 2005 and 2004, respectively.

Defined Benefit Pension Plans

The Company sponsors domestic non-contributory defined benefit pension plans covering certain eligible employees and contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees’ option. Under both the domestic and foreign plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation. However, the majority of such plans are frozen and no longer accruing benefits.

As discussed in Note 2-Summary of Significant Accounting Policies, the Company adopted SFAS No. 158 as of December 31, 2006. As a result of the adoption of the provisions of SFAS No. 158, the Company recorded a pre-tax charge of $6 million ($4 million, after tax) within stockholders’ equity and a $6 million reduction in pension assets.

The components of net periodic benefit cost are as follows:

	For the Year Ended December 31,
	2006	2005	2004
Service cost	$2	$2	$-
Interest cost	13	9	5
Expected return on plan assets	(14)	(11)	(7)
Amortization of unrecognized amounts	5	4	2

Net periodic benefit cost	$6	$4	$-

The Company uses a measurement date of December 31 for its pension plans. The funded status of the Company’s defined benefit pension plans as of December 31, 2006 and 2005 was as follows:

Change in Benefit Obligation	2006	2005
Benefit obligation at end of prior year	$176	$160
Service cost	2	2
Interest cost	11	9
Plan amendments	1	-
Actuarial loss	10	11
Net benefits paid	(7)	(6)

Benefit obligation at end of current year	193	176

Change in Plan Assets
Fair value of assets at end of prior year	144	139
Actual return on plan assets	13	6
Employer contributions	6	5
Net benefits paid	(7)	(6)

Fair value of assets at end of current year	$156	$144

Funded status at end of year	$(37)	$(32)

Unrecognized prior service cost		4
Unrecognized net transition obligation (a)		(2)
Unrecognized actuarial loss		46

Prepaid pension cost		16
Additional liability (a)		(45)

Net amounts recognized in the consolidated balance sheets		$(29)

Amounts recognized in the consolidated balance sheets:
Prepaid pension cost	$-	$16
Other assets	-	4
Pension liabilities	(37)	(8)
Accumulated other comprehensive loss (b)	-	(41)

Net amounts recognized in the consolidated balance sheets	$(37)	$(29)

(a)	Disclosure is not applicable as a result of SFAS No. 158.
(b)	Does not include charges related to discontinued operations at December 31, 2005.

The following assumptions, calculated on a weighted-average basis, were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
	2006	2005	2004
Discount rate:
Net periodic benefit cost	5.50%	5.75%	6.00%
Benefit obligation	5.75%	5.50%	6.00%
Long-term rate of return on plan assets	8.25%	8.25%	8.50%

To select a discount rate for its defined benefit pension plans, the Company uses a modeling process that involves matching the expected cash outflows of such plan, to a yield curve constructed from a portfolio of AA rated fixed-income debt instruments. The Company uses the average yield of this hypothetical portfolio as a discount rate benchmark.

The Company’s expected rate of return on plan assets of 8.25% is a long term rate based on historic plan asset returns over varying long term periods combined with current market conditions and broad asset mix considerations. The expected rate of return is a long term assumption and generally does not change annually.

As of December 31, 2006 substantially all of the Company’s defined benefit pension plans had a projected benefit obligation in excess of the fair value of plan assets. The Company expects to contribute approximately $8 million to these plans in 2007.

The Company’s pension plan assets were $156 million and $144 million as of December 31, 2006 and 2005, respectively. The Company’s plan assets are managed by independent investment advisors with the objective of maximizing returns with a prudent level of risk. The Company’s plan assets, which consist principally of equity and fixed income securities of U.S. and foreign issuers, were as follows at December 31, 2006.

Asset Category
Equity	62%
Fixed Income	35%
Real Estate	3%

The Company estimates that future benefit payments from plan assets will be $8 million, $8 million, $8 million, $9 million, $9 million and $54 million for 2007, 2008, 2009, 2010, 2011 and 2011 to 2016, respectively.

20. Financial Instruments

Risk Management

Following is a description of the Company’s risk management policies.

Foreign Currency Risk. The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar, Australian dollar and New Zealand dollar. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Forward contracts that are used to hedge certain forecasted third party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2006, 2005 and 2004 was not material, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps designated as cash flow hedges to create an appropriate mix of fixed and floating rate assets and liabilities. In connection with such cash flow hedges, the Company recorded a net loss of $7 million during 2006 to other comprehensive income. In connection with its previously outstanding corporate debt, which was repaid in third quarter 2006, the derivative instruments used in these hedging strategies included swaps and instruments with purchased option features designated as either fair value hedges or freestanding derivatives. The fair value hedges were perfectly effective resulting in no net impact on the Company’s consolidated results of operations during 2006, 2005 and 2004, except to create the accrual of interest expense at variable rates. During 2006 and 2004 the freestanding derivatives had a nominal impact on the Company’s results of operations. In 2005, these derivatives resulted in $12 million of expenses to the Company’s consolidated results of operations. Through 2004, the Company terminated certain of its fair value hedges and amortized resulting net gains over the lives of the formerly hedged items as a component of interest expense. During 2006, the Company repaid all outstanding debt associated with such terminated hedges and at such time recognized related unamortized gains as a component of the early extinguishment of debt line item on the accompanying Consolidated Statement of Operations. During 2005 and 2004, the Company recorded $32 million and $33 million, respectively, of such amortization.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges, which had maturities ranging from April 2007 to July 2012. In connection with such cash flow hedges, the Company recorded net gains (losses) of $(5) million, $39 million and $31 million during 2006, 2005 and 2004, respectively, to other comprehensive income. Such amounts include gains (losses) related to the Company’s continuing operations of $(5) million for 2006 and $27 million for 2005 and 2004. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges for 2006 and 2005 was not material to the Company’s results of operations. In 2004, the Company terminated certain derivatives associated with its vehicle-backed debt and reclassified $12 million of gains ($8 million, net of tax) from accumulated other comprehensive income to income. The Company estimates that $32 million of pretax gains deferred in accumulated other comprehensive income will be recognized in earnings in 2007, which is expected to be offset in earnings by the impact of the hedged items. In 2006 and 2005, the Company recorded a gain of $5 million and $1 million, respectively, related to freestanding derivatives. During 2004, such freestanding derivatives had a nominal impact on the Company’s results of operations.

Commodity Risk. The Company is also exposed to changes in commodity prices, which consist primarily of unleaded gasoline. In fourth quarter 2006, the Company purchased derivative commodity instruments to manage the risk of changes in unleaded gasoline prices. These instruments are designated as freestanding derivatives and had a nominal impact on the Company’s results of operations in 2006.

Credit Risk and Exposure. The Company is exposed to counterparty credit risks in the event of nonperformance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and by requiring collateral in certain instances in which financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amount for which it is at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties.

There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2006 or 2005 other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with General Motors Corporation and Ford Motor Company with respect to program cars that were sold and returned to the car manufacturers but for which the Company has not yet received payment (see Note 2—Summary of Significant Accounting Policies) and (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation.

Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. Bad debts have been minimal historically. The Company does not normally require collateral or other security to support credit sales.

Fair Value

The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, accounts receivable, program cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The carrying amounts and estimated fair values of all other financial instruments at December 31, are as follows:

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments in Affinion	$98	$139	$86	$86
Corporate debt and Avis Budget Car Rental Corporate debt
Current portion of long-term debt	29	29	975	984
Long-term debt	1,813	1,775	2,533	2,718
Interest rate swaps (*)	-	-	(153)	(153)
Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	4,511	4,505	6,957	6,931
Vehicle-backed debt	744	739	931	931
Interest rate swaps and other derivatives (*)	(15)	(15)	(21)	(21)
Derivatives (*)	(7)	(7)	(14)	(14)

(*)	Derivative instruments in gain (loss) positions.

21. Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-vehicle related depreciation and amortization, non-vehicle interest and income taxes. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2006

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (c)	Total
Net revenues (a)	$4,395	$761	$472	$61	$5,689
Vehicle depreciation and lease charges, net	1,145	178	93	-	1,416
Vehicle interest, net	272	22	26	-	320
EBITDA	214	111	45	(393)	(23)
Non-vehicle depreciation and amortization	78	6	2	19	105
Segment assets exclusive of assets under vehicle programs	3,096	919	314	1,242	5,571
Assets under vehicle programs	6,400	798	502	-	7,700
Capital expenditures	63	18	2	12	95

Year Ended December 31, 2005

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (c)	Total
Net revenues (a)	$4,109	$661	$546	$84	$5,400
Vehicle depreciation and lease charges, net	1,022	144	72	-	1,238
Vehicle interest, net	271	13	25	-	309
EBITDA	225	111	103	(213)	226
Non-vehicle depreciation and amortization	73	5	2	36	116
Segment assets exclusive of assets under vehicle programs (b)	2,993	876	318	1,294	5,481
Assets under vehicle programs	7,217	771	512	-	8,500
Capital expenditures	75	11	2	58	146

Year Ended December 31, 2004

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (c)	Total
Net revenues (a)	$3,658	$534	$517	$111	$4,820
Vehicle depreciation and lease charges, net	848	100	40	-	988
Vehicle interest, net	219	8	17	-	244
EBITDA	265	97	105	(76)	391
Non-vehicle depreciation and amortization	65	4	4	42	115
Capital expenditures	71	11	2	37	121

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.
(b)	Excludes assets of discontinued operations.
(c)	Includes the results of operations of the Company’s non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to income (loss) before income taxes.

	Year Ended December 31,
	2006	2005	2004
EBITDA	$(23)	$226	$391
Less: Non-vehicle related depreciation and amortization	105	116	115
Interest expense related to corporate debt, net	236	172	251
Early extinguishment of debt	313	-	18

Income (loss) before income taxes	$(677)	$(62)	$7

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2006
Net revenues	$4,928	$761	$5,689
Segment assets exclusive of assets under vehicle programs*	4,652	919	5,571
Assets under vehicle programs	6,902	798	7,700
Net property and equipment	442	44	486

2005
Net revenues	$4,739	$661	$5,400
Segment assets exclusive of assets under vehicle programs*	4,605	876	5,481
Assets under vehicle programs	7,729	771	8,500
Net property and equipment	483	33	516

2004
Net revenues	$4,286	$534	$4,820

(*)	Excludes assets of discontinued operations.

22. Selected Quarterly Financial Data—(unaudited)

Provided below are selected unaudited quarterly financial data for 2006 and 2005.

The underlying diluted per share information is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels, market prices and share repurchases. Therefore, the sum of the quarters’ per share information may not equal the total year amounts presented on the Consolidated Statements of Operations.

	2006 (a)
	First	Second (b)	Third	Fourth
Net revenues
Domestic Car Rental	$1,044	$1,132	$1,190	$1,029
International Car Rental	174	178	222	187
Truck Rental	101	129	141	101
Corporate and Other	18	15	13	15

	$1,337	$1,454	$1,566	$1,332

EBITDA
Domestic Car Rental	$31	$74	$57	$52
International Car Rental	23	19	44	25
Truck Rental	1	18	20	6
Corporate and Other	(66)	(96)	(194)	(37)

	(11)	15	(73)	46
Less: Non-vehicle related depreciation and amortization	27	28	25	25
Interest expense related to corporate debt, net	60	97	363	29

Loss before income taxes	$(98)	$(110)	$(461)	$(8)

Income (loss) from continuing operations	$(66)	$(64)	$(325)	$4
Income (loss) from discontinued operations, net of tax	215	317	(54)	-
Loss on disposal of discontinued operations, net of tax	(15)	(1,307)	(634)	(1)
Cumulative effect of accounting change, net of tax	(64)	-	-	-

Net income (loss)	$70	$(1,054)	$(1,013)	$3

Per share information:
Basic
Income (loss) from continuing operations	$(0.66)	$(0.64)	$(3.23)	$0.04
Income (loss) from discontinued operations	2.14	3.17	(0.54)	-
Loss on disposal of discontinued operations	(0.15)	(13.05)	(6.30)	(0.02)
Cumulative effect of accounting change, net of tax	(0.63)	-	-	-

Net income (loss)	$0.70	$(10.52)	$(10.07)	$0.02

Weighted average shares	100.6	100.1	100.6	101.1

Diluted
Income (loss) from continuing operations	$(0.66)	$(0.64)	$(3.23)	$0.04
Income (loss) from discontinued operations	2.14	3.17	(0.54)	-
Loss on disposal of discontinued operations	(0.15)	(13.05)	(6.30)	(0.02)
Cumulative effect of accounting change, net of tax	(0.63)	-	-	-

Net income (loss)	$0.70	$(10.52)	$(10.07)	$0.02

Weighted average shares	100.6	100.1	100.6	101.6

Avis Budget common stock market prices:
High	$23.36	$23.71	$24.40	$22.62
Low	$20.29	$20.45	$17.30	$18.59

(a)	EBITDA for first, second, third and fourth quarter 2006 includes $25 million, $31 million, $167 million and $38 million, respectively, of separation costs.
(b)

Loss on disposal of discontinued operations reflects the correction of an error related to the impairment charge on the disposal of Travelport. The effect of the correction was to recognize an additional loss of $300 million on the sale of Travelport in second quarter 2006, with a corresponding decrease in the amount recognized thereafter.

	2005
	First (a)	Second	Third	Fourth (b)
Net revenues
Domestic Car Rental	$914	$1,017	$1,169	$1,009
International Car Rental	148	149	192	172
Truck Rental	104	146	169	127
Corporate and Other	29	21	17	17

	$1,195	$1,333	$1,547	$1,325

EBITDA
Domestic Car Rental	$45	$75	$91	$14
International Car Rental	27	20	41	23
Truck Rental	(6)	33	41	35
Corporate and Other	(47)	(49)	(73)	(44)

	19	79	100	28
Less: Non-vehicle related depreciation and amortization	28	28	31	29
Interest expense related to corporate debt, net	(20)	65	61	66

Income (loss) before income taxes	$11	$(14)	$8	$(67)

Income (loss) from continuing operations	$5	$(10)	$3	$(9)
Income (loss) from discontinued operations, net of tax	231	393	493	(29)
Gain (loss) on disposal of discontinued operations, net of tax	(41)	4	3	583
Cumulative effect of accounting change, net of tax	-	-	-	(8)

Net income	$195	$387	$499	$537

Per share information:
Basic
Income (loss) from continuing operations	$0.05	$(0.09)	$0.03	$(0.09)
Income (loss) from discontinued operations	2.18	3.75	4.76	(0.29)
Gain (loss) on disposal of discontinued operations	(0.38)	0.03	0.02	5.72
Cumulative effect of accounting change, net of tax	-	-	-	(0.08)

Net income	$1.85	$3.69	$4.81	5.26

Weighted average shares	105.3	105.0	103.7	101.9

Diluted
Income (loss) from continuing operations	$0.05	$(0.09)	$0.03	$(0.09)
Income (loss) from discontinued operations	2.13	3.75	4.67	(0.29)
Gain (loss) on disposal of discontinued operations	(0.37)	0.03	0.02	5.72
Cumulative effect of accounting change, net of tax	-	-	-	(0.08)

Net income	$1.81	$3.69	$4.72	$5.26

Weighted average shares	107.9	105.0	105.7	101.9

Avis Budget common stock market prices:
High	$30.57	$29.77	$29.93	$27.33
Low	$27.05	$25.51	$26.14	$21.96

(a)

Interest expense related to corporate debt, net includes a credit resulting from the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.

(b)	EBITDA includes $15 million of separation costs.

23. TRL Group, Inc.

On October 17, 2005, Avis Budget completed the sale of the Marketing Services division, including TRL Group (see Note 3 – Discontinued Operations for more detailed information).

From July 2, 2001 to January 29, 2004, TRL Group operated membership-based clubs and programs and other incentive-based loyalty programs through an outsourcing arrangement with the Company whereby the Company licensed TRL Group the right to market products to new members utilizing certain assets of the Company’s individual membership business. Accordingly, the Company collected membership fees from, and was obligated to provide services to, members of its individual membership business that existed as of July 2, 2001, including their renewals, and TRL Group provided fulfillment services for these members in exchange for a servicing fee paid by the Company. Furthermore, TRL Group collected the membership fees from, and was obligated to provide membership benefits to, any members who joined the membership-based clubs and programs and all other incentive programs subsequent to July 2, 2001 and recognized the related revenue and expenses. Accordingly, similar to the Company’s franchise businesses, the Company received a royalty from TRL Group on all revenue generated by TRL Group’s new members (those who joined TRL’s clubs as a result of TRL Group’s marketing efforts occurring between July 2001 and January 2004). The assets licensed to TRL Group included various tradenames, trademarks, logos, service marks and other intellectual property relating to its membership business.

As a result of the adoption of FIN 46, the Company had been consolidating the results of TRL Group since July 1, 2003, even though it did not have managerial control of the entity. In an effort to achieve revenue and expense synergies and to obtain managerial control over an entity whose results were being consolidated, the Company and TRL Group agreed to amend their contractual relationship by terminating the contractual rights, intellectual property license and third party administrator arrangements that the Company had previously entered into with TRL Group in 2001.

In connection with this new relationship, the Company (i) terminated leases of the Company’s assets by TRL Group, (ii) terminated the original third party administration agreement, (iii) entered into a new third party administration agreement whereby the Company performed fulfillment services for TRL Group, (iv) leased certain TRL Group fixed assets from TRL Group, (v) offered employment to substantially all of TRL Group’s employees and (vi) entered into other incidental agreements. These contracts were negotiated on an arm’s-length basis and had terms that the Company’s management believes were reasonable from an economic standpoint and consistent with what management would expect from similar arrangements with non-affiliated parties. None of these agreements had an impact on the Company’s Consolidated Financial Statements as the Company continued to consolidate TRL Group subsequent to this transaction. The Company paid $13 million in cash on January 30, 2004 for the contract termination, regained exclusive access to the various tradenames, trademarks, logos, service marks and other intellectual property that it had previously licensed to TRL Group for its use in marketing to new members and had managerial control of TRL Group through its majority representation on the TRL Group board of directors. TRL Group continued to service and collect membership fees from its members to whom it marketed through January 29, 2004, including their renewals. The Company provided fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) for TRL Group’s members in exchange for a servicing fee. TRL Group no longer had the ability to market to new members; rather, the Company marketed to new members under the Trilegiant tradename.

On January 30, 2004, TRL Group had net deferred tax assets of approximately $121 million, which were mainly comprised of net operating loss carryforwards expiring in years 2021, 2022 and 2023. These deferred tax assets were fully reserved for by TRL Group through a valuation allowance, as TRL Group had not been able to demonstrate future profitability due to the large marketing expenditures it incurred (new member marketing has historically been TRL Group’s single largest expenditure). However, given the fact that TRL Group would no longer incur marketing expenses (as they no longer had the ability to market to new members as a result of this transaction), TRL Group determined that it was more likely than not that it would generate sufficient taxable income (as it would continue to recognize revenue from TRL Group’s existing membership base in the form of renewals and the lapsing of the refund privilege period) to utilize its net operating loss carryforwards within the statutory periods. Accordingly, TRL Group reversed the entire valuation allowance of $121 million in January 2004, which resulted in a reduction to the Company’s tax provision relating to discontinued operations during 2004 of $121 million, with a corresponding increase in consolidated net income. The $13 million cash payment the Company made to TRL Group was also recorded by the Company as a component of its discontinued operations’ provision for income taxes line item on the Consolidated Statement of Operations for 2004.

During the period from January 1, 2004 through January 30, 2004 (the date on which the Company executed various contracts that provided it managerial control of TRL Group), TRL Group contributed revenues of $44 million and expenses of $39 million (on a stand-alone basis before eliminations of intercompany entries in consolidation) to discontinued operations.

24.	Subsequent Event

During January 2007, 76% of the Company’s preferred stock investment in Affinion was redeemed at Affinion’s option, for face value plus accrued dividends. As a result, the Company received cash proceeds of $106 million representing the investment valued at $96 million plus $10 million in accrued dividends and distributed such proceeds to Realogy and Wyndham, pursuant to the Separation Agreement.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006.)

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2006).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated September 5, 2006.)

4.1	Amended and Restated Rights Agreement, dated as of September 1, 2006, by and between Avis Budget Group, Inc. and Mellon Investor Services LLC as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A thereto, the form of Rights Certificates as Exhibit B thereto, and the Summary of Rights as Exhibit C thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated September 5, 2006.)

10.1(a)	Amended and Extended Employment Agreement dated as of July 1, 2002 by and between Cendant Corporation* and Henry R. Silverman (Incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.1(b)	First Amendment to Amended and Extended Employment Agreement of Henry R. Silverman, dated July 28, 2003 (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.1(c)	Second Amendment to Amended and Extended Employment Agreement dated August 20, 2004 by and between Cendant Corporation* and Henry R. Silverman (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2004).

10.1(d)	Third Amendment to Amended and Extended Employment Agreement of Henry R. Silverman dated January 21, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2005).

10.1(e)	Agreement between Cendant Corporation* and Henry R. Silverman dated June 26, 2006 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.1(f)	Employment Agreement between Henry R. Silverman and Realogy Corporation (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.1(g)	Letter Agreement between Cendant Corporation* and Henry R. Silverman dated July 28, 2006 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 dated August 9, 2006).

10.2	Employment Agreement between Cendant Corporation* and Ronald L. Nelson (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.3(a)	Agreement with James E. Buckman, dated as of May 27, 1997 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).

Exhibit No.	Description
10.3(b)	Amendment to Agreement with James E. Buckman, dated January 11, 1999 (Incorporated by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999, File No. 1-10308).

10.3(c)	Amendment to Agreement with James E. Buckman, dated January 3, 2001 (Incorporated by reference to Exhibit 10.3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 dated April 1, 2002).

10.3(d)	Letter Agreement of James E. Buckman, dated May 2, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.3(e)	Agreement between Cendant Corporation* and James E. Buchman (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 30, 2006)

10.4(a)	Agreement with Stephen P. Holmes, dated as of May 27, 1997 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).

10.4(b)	Amendment to Agreement with Stephen P. Holmes, dated January 11, 1999 (Incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999, File No. 1-10308).

10.4(c)	Amendment to Agreement with Stephen P. Holmes, dated January 3, 2001 (Incorporated by reference to Exhibit 10.2(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 dated April 1, 2002).

10.4(d)	Letter Agreement of Stephen P. Holmes, dated May 2, 2003 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.4(e)	Employment Agreement between Stephen P. Holmes and Wyndham Worldwide Corporation (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.5	Employment Agreement between Cendant Corporation* and F. Robert Salerno (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2006).

10.6	Employment Agreement with David B. Wyshner (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2006).

10.7	Agreement between Avis Budget Group, Inc. and Mark Servodidio.

10.8	Agreement between Avis Budget Group, Inc. and John T. McClain.

10.9(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarterly period ended October 31, 1996 dated December 13, 1996, File No. 1-10308).

10.9(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.10(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997 dated June 16, 1997, File No. 1-10308).

10.10(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

Exhibit No.	Description
10.10(c)	Amendment to 1997 Stock Option Plan dated March 19, 2002 (Incorporated by reference to Exhibit 10.11(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).

10.11(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).

10.11(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.11(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.11(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).

10.12(a)	HFS Incorporated’s Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to HFS Incorporated’s Registration Statement on Form S-8, Registration No. 33-83956).

10.12(b)	First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995 (Incorporated by reference to Exhibit 4.1 to HFS Incorporated’s Registration Statement on Form S-8, Registration No. 33-094756).

10.12(c)	Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(b) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).

10.12(d)	Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(c) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).

10.12(e)	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996 (Incorporated by reference to Exhibit 4.5 to HFS Incorporated’s Registration Statement on Form S-8, Registration No. 333-06733).

10.12(f)	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).

10.12(g)	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).

10.12(h)	Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated April 30, 1997 (Incorporated by reference to Exhibit 10.17(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 dated March 31, 1998, File No. 1-10308).

10.12(i)	Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 27, 1997 (Incorporated by reference to Exhibit 10.17(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 dated March 31, 1998, File No. 1-10308).

10.13(a)	1997 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998).

Exhibit No.	Description
10.13(b)	Amendment to 1997 Employee Stock Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).

10.14(a)	Cendant Corporation* Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29,1999, File No. 1-10308).

10.14(b)	First Amendment to Cendant Corporation* Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.15	Amendment to Certain Stock Plans (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 5, 2003).

10.16	1999 Broad-Based Employee Stock Option Plan, including the Third Amendment dated March 19, 2002, Second Amendment dated April 2, 2001 and First Amendment dated March 29, 1999 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).

10.17	Amendment to Various Equity-Based Plans (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.18(a)	Form of Award Agreement—Restricted Stock Units (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 4, 2006).

10.18(b)	Form of Award Agreement—Stock Appreciation Rights (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 4, 2006).

10.19	Cendant* Amended and Restated 1999 Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 29, 2005).

10.20	First Amendment to Cendant Corporation* 1999 Non-Employee Directors Deferred Compensation Plan, as Amended and Restated as of January 22, 2006 (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.21	Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.22	Supplemental Indenture No. 1 dated as of December 23, 2005, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.23	Second Amended and Restated Series 2004-1 Supplement, dated as of June 27, 2006, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Avis Budget Car Rental, LLC, as administrator, Mizuho Corporate Bank, Ltd., as administrative agent, certain financial institutions, as purchasers, and The Bank of New York, as Trustee and Series 2004-1 agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee, as amended by Supplemental Indenture No. 1 thereto, dated as of December 23, 2005, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 30, 2006).

Exhibit No.	Description
10.24(a)	Series 2005-1 Supplement dated as of February 25, 2005, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2005).

10.24(b)	First Amendment dated as of December 23, 2005 to the Series 2005-1 Supplement dated as of February 25, 2005, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.25(a)	Series 2005-2 Supplement dated as of March 22, 2005, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and as Series 2005-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC*** and The Bank of New York, as Trustee.

10.25(b)	First Amendment dated as of December 23, 2005 to the Series 2005-2 Supplement dated as of March 22, 2005, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-4 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC*** and The Bank of New York, as Trustee.

10.26(a)	Series 2005-4 Supplement dated as of June 1, 2005, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and as Series 2005-4 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC*** and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005).

10.26(b)	First Amendment dated as of December 23, 2005 to the Series 2005-4 Supplement dated as of June 1, 2005, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-4 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC*** and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.30(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.27	Series 2006-1 Supplement dated as of January 19, 2006, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee and as Series 2006-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.28	Series 2006-1 Supplement, dated as of May 11, 2006, among Budget Truck Funding, LLC, as Issuer, Budget Truck Rental, LLC as Administrator, Deutsche Bank Securities, Inc., as Administrative Agent, certain commercial paper conduit purchasers, certain funding agents, certain APA banks and The Bank of New York Trust Company, N.A., as Trustee, Series 2006-1 Agent and securities intermediary, to the Base Indenture, dated as of May 11, 2006, between Budget Truck Funding, LLC, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 dated August 9, 2006).

Exhibit No.	Description
10.29(a)	Amended and Restated Loan Agreement dated as of June 3, 2004, between AESOP Leasing L.P., as Borrower and Cendant Rental Car Funding (AESOP) LLC***, as Lender.

10.29(b)	First Amendment dated as of December 23, 2005 to the Amended and Restated Loan Agreement dated as of June 3, 2004, between AESOP Leasing L.P., as Borrower and Cendant Rental Car Funding (AESOP) LLC***, as Lender.

10.29(c)	Second Amended and Restated Loan Agreement dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as a Permitted Nominee and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.29(d)	First Amendment to the Second Amended and Restated Loan Agreement dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as Permitted Nominee and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.30(a)	Amended and Restated Master Motor Vehicle Finance Lease Agreement dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, LLC**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), as a Lessee, and Budget Rent A Car System, Inc., as a Lessee.

10.30(b)	First Amendment dated as of December 23, 2005 to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, LLC**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), as a Lessee, and Budget Rent A Car System, Inc., as a Lessee.

10.30(c)	Second Amended and Restated Master Motor Vehicle Operating Lease Agreement dated as of June 3, 2004, between AESOP Leasing L.P., as Lessor and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004).

10.30(d)	First Amendment to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement dated as of December 23, 2005, between AESOP Leasing L.P., as Lessor and Cendant Car Rental Group, LLC**, as Lessee and as Administrator (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.31	Master Motor Vehicle Operating Lease Agreement, dated as of May 11, 2006, among Budget Truck Funding, LLC, as Lessor, Budget Truck Rental, LLC, as administrator and as Lessee and Avis Budget Car Rental, LLC, as guarantor (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 dated August 9, 2006).

10.32	Second Amended and Restated Administration Agreement dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, AESOP Leasing, L.P., AESOP Leasing Corp. II, Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), Budget Rent A Car System, Inc., Cendant Car Rental Group, LLC** and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.33	Administration Agreement, dated as of May 11, 2006, among Budget Truck Funding, LLC, Budget Truck Rental, LLC, as administrator and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 dated August 9, 2006).

Exhibit No.	Description
10.34	Assignment and Assumption Agreement dated as of June 3, 2004, among Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), Avis Group Holdings, LLC (formerly known as Avis Group Holdings, Inc.) and Cendant Car Rental Group, LLC** (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.35(a)	Amended and Restated Series 2000-2 Supplement dated as of June 29, 2001, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2000-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.24 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).

10.35(b)	Fourth Amendment dated as of December 23, 2005 to the Amended and Restated Series 2000-2 Supplement dated as of June 29, 2001, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York as the Trustee and Series 2000-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.36(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.36(a)	Amended and Restated Series 2001-2 Supplement dated as of June 29, 2001, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2001-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.28 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).

10.36(b)	Fourth Amendment dated as of December 23, 2005 to the Amended and Restated Series 2001-2 Supplement dated as of June 29, 2001, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2001-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.37(a)	Series 2002-1 Supplement dated as of July 25, 2002, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2002-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.4 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 6, 2003).

10.37(b)	Third Amendment dated as of December 23, 2005 to the Series 2002-1 Supplement dated as of July 25, 2002, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2002-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.38(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.38(a)	Amended and Restated Series 2002-2 Supplement dated as of November 22, 2002, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Cendant Car Rental Group, LLC**, as assignee of Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), as Servicer, JPMorgan Chase Bank, National Association (formerly known as JPMorgan Chase Bank), as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents,

Exhibit No.	Description
certain APA Banks, and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.6 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 6, 2003).

10.38(b)	Fourth Amendment dated as of November 30, 2005 to the Amended and Restated Series 2002-2 Supplement dated as of November 22, 2002, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), as Administrator, certain CP Conduit Purchasers, certain APA Banks and the Funding Agents named therein and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.39(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.38(c)	Fifth Amendment dated as of December 23, 2005 to the Amended and Restated Series 2002-2 Supplement dated as of November 22, 2002, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), as Administrator, certain CP Conduit Purchasers, certain APA Banks and the Funding Agents named therein and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.39(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.38(d)	Seventh Amendment, dated as of March 21, 2006, to the Amended and Restated Series 2002-2 Supplement dated as of November 22, 2002, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Cendant Car Rental Group, LLC**, as Administrator, certain CP Conduit Purchasers, certain APA Banks and the Funding Agents named therein and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2006).

10.38(e)	Eighth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of November 30, 2006, among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), Avis Budget Car Rental, LLC (formerly known as Cendant Car Rental Group, LLC), as administrator, JPMorgan Chase Bank National Association, as administrative agent, certain CP Conduit Purchasers, certain APA Banks and the Funding Agents named therein and The Bank of New York, as Trustee and the Series 2002-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York, as Trustee, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2006).

10.39(a)	Series 2003-1 Supplement dated as of January 28, 2003, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Cendant Corporation*, as Purchaser and The Bank of New York, as Trustee and Series 2003-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.12 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 14, 2003).

Exhibit No.	Description

10.39(b)	Second Amendment dated as of December 23, 2005 to the Series 2003-1 Supplement dated as of January 28, 2003, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer,
Cendant Corporation*, as Purchaser, and The Bank of New York, as Trustee and Series 2003-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.40(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.39(c)	Third Amendment dated as of January 27, 2006 to the Series 2003-1 Supplement dated as of January 28, 2003, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Cendant Corporation*, as Purchaser, and The Bank of New York, as Trustee and Series 2003-1 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.40(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.40(a)	Series 2003-2 Supplement dated as of March 6, 2003 between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.11 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 14, 2003).

10.40(b)	Second Amendment dated as of December 23, 2005 to the Series 2003-2 Supplement dated as of March 6, 2003, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.41(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.41(a)	Series 2003-3 Supplement dated as of May 6, 2003, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-3 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.14 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 23, 2004).

10.41(b)	Second Amendment dated as of December 23, 2005 to the Series 2003-3 Supplement dated as of May 6, 2003, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-3 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.42(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.42(a)	Series 2003-4 Supplement dated as of June 19, 2003, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.2 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 13, 2003).

10.42(b)	Second Amendment dated as of December 23, 2005 to the Series 2003-4 Supplement dated as of June 19, 2003, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The

Exhibit No.	Description

Bank of New York, as Trustee and Series 2003-4 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.43(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.43(a)	Series 2003-5 Supplement dated as of October 9, 2003, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-5 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).

10.43(b)	Second Amendment dated as of December 23, 2005 to the Series 2003-5 Supplement dated as of October 9, 2003, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-5 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.44(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.44(a)	Series 2004-2 Supplement dated as of February 18, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee and Series 2004-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 dated May 3, 2004).

10.44(b)	Second Amendment dated as of December 23, 2005 to the Series 2004-2 Supplement dated as of February 18, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2004-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.45(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.45(a)	Series 2004-4 Supplement dated as of November 30, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Cendant Car Rental Group, LLC** as assignee of Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc), as Servicer, JPMorgan Chase Bank, National Association (formerly known as JPMorgan Chase Bank), as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks, and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.46(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.45(b)	First Amendment dated as of December 23, 2005 to the Series 2004-4 Supplement dated as of November 30, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Cendant Car Rental Group, LLC** as assignee of Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), as Servicer, JPMorgan Chase Bank, National Association (formerly known as JPMorgan Chase Bank), as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks, and The Bank of New York, as Trustee

Exhibit No.	Description

and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, between Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.46(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).

10.46(a)	Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of August 22, 2002 (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.46(b)	First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of September 10, 2002 (Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.47	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation* and PHH Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.48	Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation*, PHH Corporation and certain affiliates of PHH Corporation named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2005).****

10.49	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 26, 2005).

10.50	Form of TRAC Participation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.51	Form of TRAC Lease (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.52	Form of TRAC Guaranty (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.53(a)	WTH Funding Limited Partnership Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc., Budgetcar Inc., STARS Trust and Bay Street Funding Trust dated April 20, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 dated August 2, 2005).

10.53(b)	Amending Agreement No. 1 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar, Inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.53(c)	Amending Agreement No. 2 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar, Inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 20, 2006).

Exhibit No.	Description

10.53(d)	Amending Agreement No. 3 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar, Inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.54	Parent Guaranty of Avis Budget Car Rental, LLC to BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.55	Credit Agreement, dated as of April 19, 2006, among Avis Budget Holdings, LLC and Avis Budget Car Rental, LLC, as Borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Bank of America, N.A., Calyon New York Branch and Citicorp USA, Inc., as Documentation Agents, and Wachovia Bank, National Association, as Co-Documentation Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2006).

10.56	Guarantee and Collateral Agreement, dated as of April 19, 2006, made by Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 21, 2006).

10.57(a)	Indenture, dated as of April 19, 2006, between Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto, and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

10.57(b)	Supplemental Indenture, dated February 9, 2007, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the Guarantors parties thereto and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2007).

10.58	Base Indenture, dated as of May 11, 2006, between Budget Truck Funding, LLC, as Issuer and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 dated August 9, 2006).

10.59	Series 2006-2 Supplement, dated as of June 2, 2006, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Avis Budget Car Rental, LLC, as administrator, Barclays Bank PLC, as administrative agent, funding agent and APA bank, Stratford Receivables Company, LLC, as a CP conduit purchaser and The Bank of New York, as Trustee and Series 2006-2 Agent to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 between Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2006).

10.60	Purchase Agreement, dated as of June 30, 2006, by and among the Company, Travelport Inc. and TDS Investor LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.61	Transition Services Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

Exhibit No.	Description

10.62	Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.63	Agreement dated October 4, 2006 between Avis Budget Car Rental, LLC and General Motors**** (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 11, 2006).

10.64(a)	Purchase Agreement by and among Cendant Corporation*, Affinity Acquisition, Inc. and Affinity Acquisition Holdings, Inc. dated as of July 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.64(b)	Amendment No. 1 dated as of October 17, 2005 to the Purchase Agreement dated as of July 26, 2005 by and among Cendant Corporation*, Affinity Acquisition, Inc. (now known as Affinion Group, Inc. ) and Affinity Acquisition Holdings, Inc. (now known as Affinion Group Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Cendant Corporation is now known as Avis Budget Group, Inc.

**	Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) is now known as Avis Budget Car Rental, LLC.

***	Cendant Rental Car Funding (AESOP) LLC (formerly known as AESOP Funding II L.L.C) is now known as Avis Budget Rental Car Funding (AESOP) LLC.

****    Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.