Form 10-Q
period 2007-03-31
AVIS BUDGET GROUP, INC.
filed 2007-05-10
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(973) 496-4700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock was 101,917,949 shares as of March 31, 2007.

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

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services;

•	risks inherent in the restructuring of the operations of Budget Truck Rental;

•	risks inherent in the separation and related transactions, including risks related to our April 2006 borrowings, and costs of the separation; and

•

the terms of agreements among the separated companies, including the allocations of assets and liabilities, including contingent liabilities and guarantees, commercial arrangements and the performance of each of the separated companies’ obligations under these agreements.

Other factors and assumptions not identified above, including those described under “Risk Factors” set forth in Item 1A of our 2006 Annual Report on Form 10-K were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above, as well as those described under “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues
Vehicle rental	$1,077	$1,065
Other	288	272

Net revenues	1,365	1,337

Expenses
Operating	711	696
Vehicle depreciation and lease charges, net	362	330
Selling, general and administrative	159	206
Vehicle interest, net	71	91
Non-vehicle related depreciation and amortization	24	27
Interest expense related to corporate debt, net	33	60
Separation costs, net	(6)	25

Total expenses	1,354	1,435

Income (loss) before income taxes	11	(98)
Benefit from income taxes	(1)	(32)

Income (loss) from continuing operations	12	(66)
Income from discontinued operations, net of tax	—	215
Gain (loss) on disposal of discontinued operations, net of tax	1	(15)

Income before cumulative effect of accounting changes	13	134
Cumulative effect of accounting changes, net of tax	—	(64)

Net income	$13	$70

Earnings per share
Basic
Income (loss) from continuing operations	$0.12	$(0.66)
Net income	0.13	0.70

Diluted
Income (loss) from continuing operations	$0.12	$(0.66)
Net income	0.12	0.70

See Notes to Consolidated Condensed Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$254	$172
Receivables, net	420	363
Deferred income taxes	7	7
Other current assets	431	1,264

Total current assets	1,112	1,806

Property and equipment, net	486	486
Deferred income taxes	137	226
Goodwill	2,193	2,193
Other intangibles, net	739	739
Other non-current assets	721	121

Total assets exclusive of assets under vehicle programs	5,388	5,571

Assets under vehicle programs:
Program cash	19	14
Vehicles, net	8,143	7,049
Receivables from vehicle manufacturers and other	178	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC – related party	347	361

	8,687	7,700

Total assets	$14,075	$13,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,021	$1,855
Current portion of long-term debt	29	29

Total current liabilities	1,050	1,884

Long-term debt	1,794	1,813
Other non-current liabilities	954	452

Total liabilities exclusive of liabilities under vehicle programs	3,798	4,149

Liabilities under vehicle programs:
Debt	844	759
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,554	4,511
Deferred income taxes	1,255	1,206
Other	178	203

	7,831	6,679

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 1 million shares; none issued and outstanding
Common stock, $.01 par value—authorized 250 million shares; issued 136,110,786 and 135,498,121 shares	1	1
Additional paid-in capital	9,627	9,664
Retained earnings	(591)	(586)
Accumulated other comprehensive income	64	68
Treasury stock, at cost— 34,076,560 and 34,306,694 shares	(6,655)	(6,704)

Total stockholders’ equity	2,446	2,443

Total liabilities and stockholders’ equity	$14,075	$13,271

See Notes to Consolidated Condensed Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net income	$13	$70
Adjustments to arrive at income (loss) from continuing operations	(1)	(136)

Income (loss) from continuing operations	12	(66)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	24	27
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(2)	6
Income taxes and deferred income taxes	(4)	(118)
Accounts payable and other current liabilities	(33)	(19)
Other, net	6	(23)

Net cash provided by (used in) operating activities exclusive of vehicle programs	3	(193)

Vehicle programs:
Vehicle depreciation	352	317

	352	317

Net cash provided by operating activities	355	124

Investing Activities
Property and equipment additions	(20)	(17)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	(15)
Proceeds received on asset sales	4	4
Proceeds from sale of investment	106	—
Payments received from (made to) Realogy and Wyndham, net	(61)	—
Proceeds from dispositions of businesses, net of transaction-related payments	—	(19)
Other, net	(6)	3

Net cash used in investing activities exclusive of vehicle programs	23	(44)

Vehicle programs:
Increase in program cash	(5)	(15)
Investment in vehicles	(3,476)	(3,932)
Payments received on investment in vehicles	2,067	3,091
Other, net	—	(7)

	(1,414)	(863)

Net cash used in investing activities	(1,391)	(907)

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Three Months Ended March 31,
	2007	2006
Financing Activities
Principal payments on borrowings	(19)	(1)
Net short-term borrowings	—	225
Issuances of common stock	13	22
Repurchases of common stock	—	(243)
Payment of dividends	—	(113)
Other, net	(1)	—

Net cash used in financing activities exclusive of vehicle programs	(7)	(110)

Vehicle programs:
Proceeds from borrowings	3,368	3,562
Principal payments on borrowings	(2,297)	(3,026)
Net change in short-term borrowings	54	43
Other, net	—	(5)

	1,125	574

Net cash provided by financing activities	1,118	464

Effect of changes in exchange rates on cash and cash equivalents	—	(1)

Cash provided by (used in) discontinued operations
Operating activities	—	230
Investing activities	—	(204)
Financing activities	—	(206)

Cash used in discontinued operations	—	(180)

Net increase (decrease) in cash and cash equivalents	82	(500)
Cash and cash equivalents, beginning of period	172	546

Cash and cash equivalents, end of period	$254	$46

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

In presenting the Consolidated Condensed Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K filed on March 1, 2007.

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

Discontinued Operations. In connection with the separation of Cendant into four independent companies, the Company completed the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) on July 31, 2006 and completed the sale of Travelport, Inc. (“Travelport”) on August 23, 2006. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the account balances and activities of Realogy, Wyndham and Travelport have been segregated and reported as discontinued operations for first quarter 2006. Summarized financial data for the aforementioned businesses are provided in Note 2—Discontinued Operations.

Separation. During first quarter 2007 and 2006, the Company incurred costs (credits) of $(6) million and $25 million, respectively, in connection with the separation of Cendant into four independent companies. Such costs consisted primarily of professional and consulting fees and the 2007 amount includes a $14 million credit related to tax-related receivables from Realogy and Wyndham recognized in connection with the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), discussed below.

Changes in Accounting Policies during 2007

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of

FIN 48 effective January 1, 2007, as required, and recorded an after tax charge to stockholders’ equity of $18 million, which represents the recognition of $10 million of accrued interest and an increase of $8 million in the liability for unrecognized tax benefits. The Company has been indemnified by Realogy and Wyndham for additional tax related liabilities of $14 million recognized as a result of the adoption of FIN 48. Accordingly, the Company recorded a $14 million credit, within the separation costs, net line item on the accompanying Consolidated Condensed Statement of Income for first quarter 2007, reflecting the recognition of receivables from Wyndham and Realogy for such tax related matters. At March 31, 2007, certain income tax payable balances have been classified as long-term liabilities and certain receivables from Realogy and Wyndham have been classified as non-current assets (see Note 8—Other Current Assets and Note 9—Accounts Payable and Other Current Liabilities).

Including the impact of the adoption of FIN 48 discussed above, the Company’s unrecognized tax benefits totaled $559 million as of January 1, 2007, substantially all of which would affect the annual effective income tax rate, if recognized. In connection with the Company’s adoption of FIN 48, the Company reduced alternative minimum tax credit and net operating loss carryforwards in the amount of $94 million and $60 million, respectively, and classified certain income tax payable balances as long-term liabilities and classified the corresponding receivables from Realogy and Wyndham as non-current assets (see Note 8—Other Current Assets and Note 9—Accounts Payable and Other Current Liabilities).

During the three months ended March 31, 2007, the Company’s unrecognized tax benefits did not significantly change. As of March 31, 2007, the unrecognized tax benefits in the long-term income taxes payable were $405 million. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within twelve months.

Including the impact of the adoption of FIN 48 discussed above, the Company’s accrual for the payment of potential interest associated with uncertain tax positions was $26 million as of January 1, 2007. During the three months ended March 31, 2007, the Company recorded additional liabilities of $6 million for the payment of interest, which had minimal impact on the Company’s results of operations as the Company is substantially indemnified for such liabilities and recognized corresponding receivables from Realogy and Wyndham. The Company recognizes potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Condensed Statement of Income. Penalties, if incurred, would be recognized as a component of income taxes.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The Company will adopt SFAS No. 159 on January 1, 2008, as required, and is currently evaluating the impact of such adoption on its financial statements.

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

The $1 million gain on disposal of discontinued operations, net of tax in the three months ended March 31, 2007 represents purchase price adjustments related to the sale of Travelport. Summarized statement of operations data for discontinued operations for the three months ended March 31, 2006 is as follows:

	Marketing Services Division(a)	Realogy(b)	Wyndham(b)	Travelport(b)	Total
Net revenues	$—	$1,425	$815	$640	$2,880

Income before income taxes	$—	$91	$161	$56	$308
Provision (benefit) for income taxes	—	32	62	(1)	93

Income from discontinued operations, net of tax	$—	$59	$99	$57	$215

Loss on disposal of discontinued operations	$(2)	$(5)	$(6)	$(7)	$(20)
Benefit from income taxes	(1)	(1)	(1)	(2)	(5)

Loss on disposal of discontinued operations, net of tax	$(1)	$(4)	$(5)	$(5)	$(15)

(a)	Represents payments in connection with a guarantee obligation made to the Company’s former Marketing Services division.
(b)	Loss on disposal of discontinued operations represents costs incurred in connection with the separation, including legal, accounting and other professional fees.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2007	2006
Income (loss) from continuing operations	$12	$(66)
Income from discontinued operations, net of tax	—	215
Gain (loss) on disposal of discontinued operations, net of tax	1	(15)
Cumulative effect of accounting changes, net of tax	—	(64)

Net income	$13	$70

Basic weighted average shares outstanding (a)	101.6	100.6
Stock options, warrants and restricted stock units (b)	1.4	—

Diluted weighted average shares outstanding (a)	103.0	100.6

Earnings per share:
Basic
Income (loss) from continuing operations	$0.12	$(0.66)
Income from discontinued operations	—	2.14
Gain (loss) on disposal of discontinued operations	0.01	(0.15)
Cumulative effect of accounting changes	—	(0.63)

Net income	$0.13	$0.70

Diluted
Income (loss) from continuing operations	$0.12	$(0.66)
Income from discontinued operations	—	2.14
Gain (loss) on disposal of discontinued operations	—	(0.15)
Cumulative effect of accounting changes	—	(0.63)

Net income	$0.12	$0.70

(a)

Because the Company incurred a loss from continuing operations in 2006, all outstanding stock options, restricted stock units and warrants are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

(b)	Excludes restricted stock units for which performance-based vesting criteria have not been achieved.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2007	2006
Options (a)	$6.4	$12.6
Warrants	0.2	0.2

(a)

The weighted average exercise price for anti-dilutive options at March 31, 2007 was $33.47. At March 31, 2006, all outstanding stock options were anti-dilutive, as the Company incurred a loss from continuing operations.

4.	Intangible Assets

As of March 31, 2007 and December 31, 2006, intangible assets consisted of:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements	$75	$16	$59
Customer lists	19	6	13
Other	2	1	1

	$96	$23	$73

Unamortized Intangible Assets
Goodwill	$2,193

Trademarks	$666

Amortization expense relating to all intangible assets was less than $1 million during both first quarter 2007 and 2006.

Based on the Company’s amortizable intangible assets at March 31, 2007, the Company expects amortization expense of approximately $2 million for the remainder of 2007 and approximately $3 million for each of the five fiscal years thereafter.

5.	Restructuring Charges

During fourth quarter 2006, the Company recorded $10 million of restructuring charges, of which $8 million was incurred in connection with current restructuring initiatives within the Company’s Truck Rental and Domestic Car Rental operations and $2 million represented a revision to an estimated charge recorded in connection with restructuring actions undertaken in first quarter 2005. The remaining liability relating to the 2005 actions was $3 million at March 31, 2007 and primarily relates to obligations under terminated leases.

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

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related (a)	Facility Related (b)	Total
Initial charge	$4	$4	$8
Cash payments	—	(1)	(1)

Balance at December 31, 2006	4	3	7
Cash payments	(2)	—	(2)

Balance at March 31, 2007	$2	$3	$5

(a)

The initial charge primarily represents severance benefits resulting from reductions in staff. The Company formally communicated the termination of employment to approximately 180 employees, representing a wide range of employee groups. As of March 31, 2007, the Company had terminated approximately 160 of these employees.

(b)

The initial charge principally represents costs incurred in connection with facility closures and lease obligations resulting from the closure of the Truck Rental headquarters, consolidation of Truck Rental operations and the closure of other facilities within the Company’s Domestic Car Rental operations.

6.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of March 31, 2007	As of December 31, 2006
Rental vehicles	$9,023	$7,738
Vehicles held for sale	158	304

	9,181	8,042
Less: Accumulated depreciation	(1,038)	(993)

	$8,143	$7,049

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2007	2006
Depreciation expense	$352	$317
Lease charges	14	16
Gain on sales of vehicles, net	(4)	(3)

	$362	$330

During the three months ended March 31, 2007, vehicle interest, net on the accompanying Consolidated Condensed Statements of Income excludes $35 million of interest expense related to the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Condensed Statements of Income.

7.	Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2007 is a benefit of 9.1%. Such rate differs from the Federal statutory rate of 35.0% primarily due to an increase in the receivables due from Realogy and Wyndham in connection with the adoption of FIN 48 and a corresponding credit to the separation costs which is not subject to income taxes.

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2006 is a benefit of 32.7%. Such rate differs from the Federal statutory rate of 35.0% primarily due to the non-deductibility of certain executive compensation expenses.

8.	Other Current Assets

Other current assets consisted of:

	As of March 31, 2007	As of December 31, 2006
Receivables from Realogy (a)	$124	$572
Receivables from Wyndham (a)	104	393
Prepaid expenses	147	144
Other	56	155

	$431	$1,264

(a)

Represents amounts due for certain contingent and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation and services performed under the Transition Services Agreement. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At March 31, 2007 and December 31, 2006, there are corresponding liabilities recorded within accounts payable and other current liabilities. In connection with the Company’s adoption of FIN 48, receivables from Realogy and Wyndham related to income taxes were classified as non-current assets. At March 31, 2007, non-current assets related to income taxes receivable were $619 million.

9.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of March 31, 2007	As of December 31, 2006
Income taxes payable (a)	$—	$520
Accounts payable	202	223
Accrued payroll and related	191	244
Accrued disposition costs	142	152
Public liability and property damage insurance liabilities (b)	116	116
Accrued legal settlements	48	71
Other	322	529

	$1,021	$1,855

(a)

Income taxes payable have been classified as long-term liabilities as of January 1, 2007, in connection with the adoption of FIN 48. At March 31, 2007, the non-current liability related to long term income taxes payable was $405 million.

(b)	The non-current liability related to public liability and property damage insurance was $263 million and $260 million at March 31, 2007 and December 31, 2006, respectively.

10.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Date	As of March 31, 2007	As of December 31, 2006
Floating rate term loan	April 2012	$819	$838
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	375	375
7 3/4% notes	May 2016	375	375

		1,819	1,838
Other		4	4

Total long-term debt		1,823	1,842
Less: Current portion (a)		29	29

Long-term debt		$1,794	$1,813

(a)	Primarily represents borrowings under the Company’s floating rate term loan as of March 31, 2007 and December 31, 2006.

Committed Credit Facilities and Available Funding Arrangements

At March 31, 2007, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$343	$1,157
Letter of credit facility (b)	303	—	303	—

(a)	This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006, has a five year term and currently bears interest at one month LIBOR plus 125 basis points.
(b)	Final maturity date is July 2010.

On February 9, 2007, the Company agreed to guarantee (the “Guarantee”) the payment of principal, premium, if any, and interest on the $1.0 billion aggregate principal amount of senior notes issued by Avis Budget Car Rental on April 19, 2006 (the “Notes”). The Notes consist of Avis Budget Car Rental’s 7.625% Senior Notes due 2014, 7.75% Senior Notes due 2016 and Floating Rate Senior Notes due 2014. The Company executed a Supplemental Indenture, dated February 9, 2007, to provide the Guarantee in accordance with the terms and limitations of the Notes and the indenture governing the Notes.

In consideration for providing the Guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. The $14 million consideration is being treated as deferred income and will be amortized over the life of the debt.

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of indebtedness by the Company and certain of its subsidiaries, mergers, liquidations, and sale and leaseback transactions. The credit facility also requires the maintenance of certain financial ratios. As of March 31, 2007, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

11.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of March 31, 2007	As of December 31, 2006
Debt due to Avis Budget Rental Car Funding (a)	$5,554	$4,511
Budget Truck financing:
Budget Truck Funding program	154	135
Capital leases	244	257
Other (b)	446	367

	$6,398	$5,270

(a)

The change in the balance at March 31, 2007 principally reflects increased borrowings under the Company’s extendible commercial paper program and conduit facility during first quarter 2007 to support the acquisition of rental vehicles within the Company’s domestic car rental operations.

(b)

The change in the balance at March 31, 2007 primarily reflects incremental borrowings under the Company’s bank loan and commercial paper conduit facilities to support the acquisition of vehicles in its international operations.

Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues private placement notes that are typically “AAA” rated, and has its principal and interest payments guaranteed by independent insurance companies. Avis Budget Rental Car Funding then uses the proceeds from such issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”) on a continuing basis. By issuing debt through the AESOP program, Avis Budget pays a lower rate of interest than if the Company had issued debt directly to third parties. AESOP Leasing is then required to use these proceeds to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. As a result, AESOP Leasing’s obligation to Avis Budget Rental Car Funding is reflected as related party debt on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2007 and December 31, 2006. The Company also recorded an asset within assets under vehicle programs on its Consolidated Condensed Balance Sheets at March 31, 2007 and December 31, 2006, which represented the equity issued to the Company by Avis Budget Rental Car Funding. The vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Condensed Balance Sheet as AESOP Leasing is consolidated by the Company. Such vehicles and related assets, which approximate $7.5 billion, (the majority of which are subject to manufacturer repurchase and guaranteed depreciation agreements) collateralize the debt issued by Avis Budget Rental Car Funding and are not available to pay the obligations of the Company.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiary and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected with the Company’s Consolidated Condensed Financial Statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent floating rate term notes with a weighted average interest rate of 5% as of both March 31, 2007 and of December 31, 2006.

Truck financing. Budget Truck financing consists of debt outstanding under the Budget Truck Funding program and capital leases. The Budget Truck Funding program constitutes debt facilities established by the Company to finance the acquisition of the Budget truck rental fleet. The borrowings under the Budget Truck Funding program are collateralized by $164 million of corresponding assets and are floating rate term loans with a weighted average interest rate of 5% as of March 31, 2007 and December 31, 2006. The Company has also obtained a portion of its truck rental fleet under capital lease arrangements for which there are corresponding net assets of $258 million and $252 million classified within vehicles, net on the Company’s Consolidated Condensed Balance Sheets as of March 31, 2007 and December 31, 2006, respectively.

Other. Borrowings under the Company’s other vehicle rental programs represent amounts issued under financing facilities that provide for the issuance of notes to support the acquisition of vehicles used in the Company’s international vehicle rental operations. The debt issued is collateralized by $838 million of vehicles and related assets and primarily represents floating rate bank loans and commercial paper for which the weighted average interest rate was 5% as of March 31, 2007 and December 31, 2006.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at March 31, 2007:

	Vehicle- Backed Debt	Capital Leases	Total
Within 1 year	$1,432	$92	$1,524
Between 1 and 2 years	1,725	115	1,840
Between 2 and 3 years	803	37	840
Between 3 and 4 years	1,508	—	1,508
Between 4 and 5 years	—	—	—
Thereafter	686	—	686

	$6,154	$244	$6,398

As of March 31, 2007, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding	$6,519	$5,554	$965
Budget Truck financing:
Budget Truck Funding program	200	154	46
Capital leases	244	244	—
Other	1,113	446	667

	$8,076	$6,398	$1,678

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. As of March 31, 2007, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

12.	Commitments and Contingencies

Contingencies

The Company and the Internal Revenue Service (“IRS”) have settled the IRS examination for the federal consolidated income tax group’s taxable years 1998 through 2002. The Company was adequately reserved for this audit cycle and has reflected the results of that examination in the accompanying Consolidated Condensed Financial Statements. The IRS has begun to examine the Company’s taxable years 2003 through 2006. Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities representing the best estimates of the probable loss on certain positions. The Company believes that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities.

The results of an audit or litigation related to these matters include a range of potential outcomes, which may involve material amounts. However, the Company has been indemnified for pre-separation matters by Realogy and Wyndham and therefore, does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

On March 19, 2007, the IRS and the U.S. Department of the Treasury issued final regulations addressing the treatment of dual consolidated losses. Certain elements of these regulations can be applied retroactively and may affect the Company. The Company is currently evaluating what impact, if any, these regulations have on its tax accounts.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $30 million recorded on its Consolidated Condensed Balance Sheet as of March 31, 2007 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of any unresolved proceedings. Pursuant to the Separation Agreement, Realogy and Wyndham have assumed all liabilities related to this litigation, as described below.

In connection with the spin-offs of Realogy and Wyndham, the Company entered into the Separation Agreement, pursuant to which Realogy assumed 62.5% and Wyndham assumed 37.5% of certain contingent and other corporate liabilities of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the separation of Travelport from the Company (“Assumed Liabilities”). Realogy is entitled to receive 62.5% and Wyndham is entitled to receive 37.5% of the proceeds (or, in certain cases, a portion thereof) from certain contingent corporate assets of the Company, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, arising or accrued on or prior to the separation of Travelport from the Company (“Assumed Assets”). Additionally, if Realogy or Wyndham were to default on its payment of costs or expenses to the Company related to any Assumed Liability, the Company would be responsible for 50% of the defaulting party’s obligation. In such event, the Company would be allowed to use the defaulting party’s share of the proceeds of any Assumed Assets as a right of offset. Realogy and Wyndham have also agreed to guarantee each other’s as well as the Company’s obligation under each entity’s deferred compensation plans for amounts deferred in respect of 2005 and earlier years.

The Company does not believe that the impact of any unresolved proceedings constituting an Assumed Liability related to the CUC accounting irregularities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities as well as other liabilities related to the Company’s litigation that is not related to its vehicle rental operations. Such litigation assumed by Realogy and Wyndham includes litigation which was retained by the Company in connection with the sale of its former Marketing Services division and a dispute regarding expenses related to a settled breach of contract claim.

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

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $5.4 billion of vehicles from these manufacturers over the next two years. These commitments are subject to the vehicle manufacturers’ satisfying their obligations to repurchase vehicles from the Company under the relevant repurchase and guaranteed depreciation agreements. The Company’s featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles under repurchase and guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at March 31, 2007 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with General Motors Corporation and Ford Motor Company with respect to program cars that were sold and returned to the car manufacturers for which the Company has not yet received payment and (ii) receivables from Realogy and Wyndham of $511 million and $336 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation.

Activity with Realogy and Wyndham

During the three months ended March 31, 2007, the following transactions occurred between the Company and Realogy and Wyndham, (i) the Company realized a portion of a preferred stock investment in cash and transferred $106 million to Realogy and Wyndham representing the proceeds received, (ii) the Company also transferred its remaining preferred stock investment to Realogy and Wyndham through the assignment of such investment, (iii) the resolution of a litigation matter for $20 million, which was paid by Realogy and Wyndham, and (iv) settlement of other reimbursable transactions between the Company and Realogy and Wyndham of $45 million.

13.	Stockholders’ Equity

Dividends

During the three months ended March 31, 2006, the Company paid cash dividends of $113 million ($1.10 per share).

Share Repurchases

During the three months ended March 31, 2006, the Company used $221 million of available cash and $22 million of proceeds primarily received in connection with option exercises to repurchase $243 million of its common stock.

Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

	Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2007	$67	$30	$(29)	$68
Current period change	7	(11)	—	(4)

Balance, March 31, 2007	$74	$19	$(29)	$64

All components of accumulated other comprehensive income are net of tax except currency translation adjustments, which include income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income

For the three months ended March 31, 2007, the Company’s total comprehensive income was $9 million, which includes net income of $13 million and an other comprehensive loss of $4 million.

14.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards. The Company recorded pretax stock-based compensation expense of $4 million and $8 million ($2 million and $5 million, after tax) during first quarter 2007 and 2006, respectively, related to employee stock awards that were granted or modified by the Company. The expense recorded in first quarter 2006 includes a pre-tax charge of $7 million relating to the extension of the exercisable life of certain stock options.

The Company also recorded pretax stock-based compensation expense of $16 million ($10 million, after tax) during first quarter 2006 within discontinued operations.

The activity related to the Company’s restricted stock units (RSUs) and stock option plans consisted of (in thousands of shares):

	Three Months Ended March 31, 2007
	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options (c)	Weighted Average Exercise Price
Balance at January 1, 2007	1,774	$24.33	11,037	$27.22
Granted at fair market value	1,138	25.85	—	—
Vested/exercised (a)	—	—	(842)	15.09
Cancelled	(52)	24.42	(217)	29.01

Balance at March 31, 2007 (b)	2,860	24.96	9,978	28.21

(a)	Stock options exercised during first quarter 2007 had an intrinsic value of $9 million.
(b)

As of March 31, 2007, the Company’s outstanding “in-the-money” stock options and RSUs had aggregate intrinsic value of $31 million and $78 million, respectively. Aggregate unrecognized compensation expense related to outstanding stock options and RSUs amounted to $62 million as of March 31, 2007.

(c)	All options outstanding as of March 31, 2007 are exercisable and have a weighted average remaining contractual life of 3.2 years.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of March 31, 2007 (in thousands of shares):

Range of Exercise Prices	Number of Options (*)
Less than $20.00	2,192
$20.01 to $25.00	284
$25.01 to $30.00	4,379
$30.01 to $35.00	1,517
$35.01 and above	1,606

9,978

(*)	All outstanding stock options vested in connection with the completion of the separation.

As of March 31, 2007, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, a weighted average remaining contractual life of 6.3 years and unrecognized compensation expense of $4 million.

15.	Segment Information

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

	Three Months Ended March 31,
	2007		2006
	Revenues	EBITDA	Revenues	EBITDA
Domestic Car Rental	$1,084	$50	$1,044	$31
International Car Rental	191	24	174	23
Truck Rental	83	(10)	101	1
Corporate and Other (a)	7	4	18	(66)

Total Company	$1,365	68	$1,337	(11)

Less: Non-vehicle related depreciation and amortization		24		27
Interest expense related to corporate debt, net		33		60

Income (loss) before income taxes		$11		$(98)

(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses.

Since December 31, 2006, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment, for which assets under vehicle programs amounted to approximately $8.7 billion and approximately $7.7 billion at March 31, 2007 and December 31, 2006, respectively.

16.	Guarantor and Non-Guarantor Consolidating Financial Statements

The following consolidating financial information presents Consolidating Condensed Balance Sheets as of March 31, 2007 and December 31, 2006 and Consolidating Condensed Statements of Income and Cash Flows for the three months ended March 31, 2007 and 2006 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. Subsidiary Issuers, guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several.

Investments in subsidiaries are accounted for using the equity method of accounting for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. For purposes of the accompanying Consolidating Condensed Statements of Income, certain expenses incurred by the Subsidiary Issuers are allocated to the guarantor and non-guarantor subsidiaries. The results of operations of discontinued operations are included in the non-guarantor subsidiaries column. Income from discontinued operations, net of tax within the parent column includes the equity in earnings from discontinued operations and gain (loss) on disposal of discontinued operations.

Consolidating Condensed Statements of Income

Three Months Ended March 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$937	$140	$—	$1,077
Other	3	—	205	496	(416)	288

Net revenues	3	—	1,142	636	(416)	1,365

Expenses
Operating	—	—	598	113	—	711
Vehicle depreciation and lease charges, net	—	—	320	346	(304)	362
Selling, general and administrative	6	—	130	23	—	159
Vehicle interest, net	—	—	68	69	(66)	71
Non-vehicle related depreciation and amortization	1	—	21	2	—	24
Interest expense related to corporate debt, net:
Interest expense	—	33	—	—	—	33
Intercompany interest expense (income)	—	(33)	33	—	—	—
Separation costs, net	(8)	2	—	—	—	(6)

Total expenses	(1)	2	1,170	553	(370)	1,354

Income (loss) before income taxes and equity in earnings of subsidiaries	4	(2)	(28)	83	(46)	11
Provision (benefit) for income taxes	(4)	(1)	(8)	12	—	(1)
Equity in earnings of subsidiaries	4	51	71	—	(126)	—

Income from continuing operations	12	50	51	71	(172)	12
Income from discontinued Operations, net of tax	1	—	—	—	—	1

Net income	$13	$50	$51	$71	$(172)	$13

Three Months Ended March 31, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$937	$128	$—	$1,065
Other	14	—	184	494	(420)	272

Net revenues	14	—	1,121	622	(420)	1,337

Expenses
Operating	—	—	594	102	—	696
Vehicle depreciation and lease charges, net	—	—	286	370	(326)	330
Selling, general and administrative	48	—	141	22	(5)	206
Vehicle interest, net	—	—	75	81	(65)	91
Non-vehicle related depreciation and amortization	4	—	17	6	—	27
Interest expense related to corporate debt, net:
Interest expense	79	—	—	—	(19)	60
Separation costs	25	—	—	—	—	25

Total expenses	156	—	1,113	581	(415)	1,435

Income (loss) before income taxes and equity in earnings of subsidiaries	(142)	—	8	41	(5)	(98)
Provision (benefit) for income taxes	(49)	—	3	10	4	(32)
Equity in earnings of subsidiaries	27	38	33	—	(98)	—

Income (loss) from continuing operations	(66)	38	38	31	(107)	(66)
Income from discontinued operations, net of tax	200	—	—	215	(215)	200

Income before cumulative effect of accounting changes	134	38	38	246	(322)	134
Cumulative effect of accounting changes, net of tax	(64)	—	—	(65)	65	(64)

Net income	$70	$38	$38	$181	$(257)	$70

Consolidating Condensed Balance Sheets

As of March 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$68	$130	$18	$53	$(15)	$254
Receivables, net	2	100	220	98	—	420
Deferred income taxes	5	—	10	7	(15)	7
Other current assets	230	63	75	63	—	431

Total current assets	305	293	323	221	(30)	1,112

Property and equipment, net	5	117	320	44	—	486
Deferred income taxes	40	45	—	70	(18)	137
Goodwill	—	7	2,165	21	—	2,193
Other intangibles, net	1	17	638	83	—	739
Other non-current assets	652	45	20	4	—	721
Intercompany receivables (payables)	438	660	(1,114)	16	—	—
Investment in subsidiaries	1,851	3,113	2,616	—	(7,580)	—

Total assets exclusive of assets under vehicle programs	3,292	4,297	4,968	459	(7,628)	5,388

Assets under vehicle programs:
Program cash	—	—	—	19	—	19
Vehicles, net	—	—	258	7,885	—	8,143
Receivables from vehicle manufacturers and others	—	—	2	176	—	178
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	347	—	347

	—	—	260	8,427	—	8,687

Total assets	$3,292	$4,297	$5,228	$8,886	$(7,628)	$14,075

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$293	$134	$521	$103	$(30)	$1,021
Current portion of long-term debt	4	25	—	—	—	29

Total current liabilities	297	159	521	103	(30)	1,050

Long-term debt	—	1,794	—	—	—	1,794
Other non-current liabilities	549	36	204	183	(18)	954

Total liabilities exclusive of liabilities under vehicle programs	846	1,989	725	286	(48)	3,798

Liabilities under vehicle programs:
Debt	—	—	255	589	—	844
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,554	—	5,554
Deferred income taxes	—	—	1,124	131	—	1,255
Other	—	—	11	167	—	178

	—	—	1,390	6,441	—	7,831

Total stockholders’ equity	2,446	2,308	3,113	2,159	(7,580)	2,446

Total liabilities and stockholders’ equity	$3,292	$4,297	$5,228	$8,886	$(7,628)	$14,075

As of December 31, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$35	$75	$29	$33	$—	$172
Receivables, net	2	54	217	90	—	363
Deferred income taxes	5	—	10	7	(15)	7
Other current assets	1,070	49	84	62	(1)	1,264

Total current assets	1,112	178	340	192	(16)	1,806

Property and equipment, net	—	115	326	45	—	486
Deferred income taxes	41	153	—	68	(36)	226
Goodwill	—	7	2,165	21	—	2,193
Other intangibles, net	1	17	639	82	—	739
Other non-current assets	59	48	10	4	—	121
Intercompany receivables (payables)	627	627	(1,209)	(45)	—	—
Investment in subsidiaries	1,854	3,109	2,603	—	(7,566)	—

Total assets exclusive of assets under vehicle programs	3,694	4,254	4,874	367	(7,618)	5,571

Assets under vehicle programs:
Program cash	—	—	—	14	—	14
Vehicles, net	—	—	299	6,750	—	7,049
Receivables from vehicle manufacturers and others	—	—	13	263	—	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	361	—	361

	—	—	312	7,388	—	7,700

Total assets	$3,694	$4,254	$5,186	$7,755	$(7,618)	$13,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,185	$81	$490	$115	$(16)	$1,855
Current portion of long-term debt	4	25	—	—	—	29

Total current liabilities	1,189	106	490	115	(16)	1,884

Long-term debt	—	1,813	—	—	—	1,813
Other non-current liabilities	62	24	226	176	(36)	452

Total liabilities exclusive of liabilities under vehicle programs	1,251	1,943	716	291	(52)	4,149

Liabilities under vehicle programs:
Debt	—	—	271	488	—	759
Due to Avis Budget Rental Car
Funding (AESOP) LLC-related party	—	—	—	4,511	—	4,511
Deferred income taxes	—	—	1,077	129	—	1,206
Other	—	—	13	190	—	203

	—	—	1,361	5,318	—	6,679

Total stockholders’ equity	2,443	2,311	3,109	2,146	(7,566)	2,443

Total liabilities and stockholders’ equity	$3,694	$4,254	$5,186	$7,755	$(7,618)	$13,271

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(6)	$(27)	$8	$396	$(16)	$355

Investing activities
Property and equipment additions	—	(9)	(9)	(2)	—	(20)
Proceeds from sale of investment	106	—	—	—	—	106
Payments received from (made to) Realogy and Wyndham, net	(61)	—	—	—	—	(61)
Proceeds received on asset sales	—	2	—	2	—	4
Other, net	(1)	(2)	(4)	1	—	(6)

Net cash provided by (used in) investing activities exclusive of vehicle programs	44	(9)	(13)	1	—	23

Vehicle programs:
Decrease (increase) in program cash	—	—	—	(5)	—	(5)
Investment in vehicles	—	(35)	(1)	(3,440)	—	(3,476)
Payments received on investment in vehicles	—	61	45	1,961	—	2,067
Other, net	—	—	—	—	—	—

	—	26	44	(1,484)	—	(1,414)

Net cash provided by (used in) investing activities	44	17	31	(1,483)	—	(1,391)

Financing activities
Principal payments on borrowings	—	(19)	—	—	—	(19)
Issuances of common stock	13	—	—	—	—	13
Net intercompany transactions	(17)	84	(37)	(31)	1	—
Other, net	(1)	—	—	—	—	(1)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(5)	65	(37)	(31)	1	(7)

Vehicle programs:
Proceeds from borrowings	—	—	—	3,368	—	3,368
Principal payments on borrowings	—	—	(13)	(2,284)	—	(2,297)
Net change in short-term borrowings	—	—	—	54	—	54
Other, net	—	—	—	—	—	—

	—	—	(13)	1,138	—	1,125

Net cash provided by (used in) financing activities	(5)	65	(50)	1,107	1	1,118

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	33	55	(11)	20	(15)	82
Cash and cash equivalents, beginning of period	35	75	29	33	—	172

Cash and cash equivalents, end of period	$68	$130	$18	$53	$(15)	$254

Three Months Ended March 31, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(311)	$20	$9	$269	$137	$124

Investing activities
Property and equipment additions	(1)	—	(8)	(8)	—	(17)
Net assets acquired (net of cash acquired) and acquisition related payments	—	—	(7)	(8)	—	(15)
Proceeds received on asset sales	—	3	—	1	—	4
Proceeds from dispositions of businesses, net of transaction related payments	(19)	—	—	—	—	(19)
Other, net	2	—	1	—	—	3

Net cash provided by (used in) investing activities exclusive of vehicle programs	(18)	3	(14)	(15)	—	(44)

Vehicle programs:
Decrease (increase) in program cash	—	(7)	—	(8)	—	(15)
Investment in vehicles	—	(38)	(30)	(3,864)	—	(3,932)
Payments received on investment in vehicles	—	102	(2)	2,991	—	3,091
Other, net	—	—	—	(7)	—	(7)

	—	57	(32)	(888)	—	(863)

Net cash provided by (used in) investing activities	(18)	60	(46)	(903)	—	(907)

Financing activities
Principal payments on borrowings	(1)	—	—	—	—	(1)
Net short-term borrowings	225	—	—	—	—	225
Issuances of common stock	22	—	—	—	—	22
Repurchase of common stock	(243)	—	—	—	—	(243)
Payment of dividends	(113)	—	—	—	—	(113)
Net intercompany transactions	(44)	(74)	57	46	15	—
Other, net	—	—	—	—	—	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	(154)	(74)	57	46	15	(110)

Vehicle programs:
Proceeds from borrowings	—	—	—	3,562	—	3,562
Principal payments on borrowings	—	—	(15)	(3,011)	—	(3,026)
Net change in short-term borrowings	—	—	—	43	—	43
Other, net	—	(5)	—	—	—	(5)

	—	(5)	(15)	594	—	574

Net cash provided by (used in) financing activities	(154)	(79)	42	640	15	464

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1)	—	(1)
Cash provided by (used in) discontinued operations (a)	(180)	—	—	—	—	(180)

Net increase (decrease) in cash and cash equivalents	(663)	1	5	5	152	(500)
Cash and cash equivalents, beginning of period	638	1	13	46	(152)	546

Cash and cash equivalents, end of period	$(25)	$2	$18	$51	$—	$46

(a)	See Consolidated Condensed Statements of Cash Flows for cash provided by (used in) discontinued operations from operating, investing and financing activities and effect of exchange rates.

17.	Subsequent Events

On April 3, 2007 the Company filed a registration statement with the Securities and Exchange Commission to enable holders of the Company’s Floating Rate Senior Notes due 2014, 7 5/8 % Senior Notes due 2014 and 7 3/4 % Senior Notes due 2016 to exchange those notes for registered notes under the Securities Act.

Acquisition of Realogy by Apollo Management VI, L.P.

On April 10, 2007, Realogy was acquired by an affiliate of Apollo Management VI, L.P. and no longer trades as an independent public company. The acquisition does not negate Realogy’s obligation to satisfy 62.5% of the contingent and other corporate liabilities of Cendant or its subsidiaries pursuant to the terms of the separation agreement. As a result of the acquisition, Realogy has greater debt obligations and its ability to satisfy its portion of the liabilities may be adversely impacted. In accordance with the terms of the separation agreement, Realogy posted a letter of credit to cover its share of certain liabilities relating to the Cendant Corporation plan of separation.

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before taxes.

We operate two of the most recognized brands in the global vehicle rental industry through Avis Rent A Car System, LLC and Budget Rent A Car System, Inc. We provide car and truck rentals and ancillary services to businesses and consumers in the United States and internationally.

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

Our revenues are derived principally from car and truck rentals in our Company-owned operations and include (i) time and mileage (“T&M”) fees charged to our customers for vehicle rentals, (ii) reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations, and (iii) sales of loss damage waivers and insurance and rentals of navigation units and other items in conjunction with vehicle rentals. We also earn royalty revenue from our franchisees in conjunction with their vehicle rental transactions.

Car rental volumes are closely associated with the travel industry, particularly airline passenger volumes, or enplanements. Because we operate primarily in the United States and generate a significant portion of our revenue from our on-airport operations, we expect that our ability to generate revenue growth will be somewhat dependent on increases in domestic enplanements. We have also experienced significant per-unit fleet cost increases on model-year 2006 and 2007 vehicles, which have negatively impacted our margins. Accordingly, our ability to achieve profit margins consistent with prior periods remains dependent on our ability to successfully reflect corresponding changes in our pricing programs.

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

We believe that the following trends, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which remained relatively flat compared to first quarter 2006, but are expected to increase modestly throughout 2007, assuming there are no major disruptions in travel;

•	Rising per-unit car fleet costs, which we began to experience in 2005 and anticipate will continue with model-year 2008 vehicles;

•	Pricing increases, which we instituted throughout 2006 in response to rising fleet costs and intend to continue to pursue, where appropriate;

•	Our continued expansion in off-airport, or local market segments, including insurance replacement rentals;

•

Legislative changes in certain states that enable us to recover a greater percentage of airport concession and vehicle licensing fees, which will continue to favorably impact our year-over-year results throughout 2007; and

•	Demands for truck rentals, which can be impacted by household moving activity.

RESULTS OF OPERATIONS

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. In connection with the separation of Cendant into four independent companies, we completed the spin-offs of Realogy and Wyndham on July 31, 2006 and we completed the sale of Travelport on August 23, 2006. Generally accepted accounting principles require us to segregate and report as discontinued operations, for all periods presented, the account balances and activities of Realogy, Wyndham and Travelport.

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

THREE MONTHS ENDED MARCH 31, 2007 VS. THREE MONTHS ENDED MARCH 31, 2006

Our consolidated results of operations comprised the following:

	Three Months Ended March 31,
	2007	2006	Change
Net revenues	$1,365	$1,337	$28
Total expenses	1,354	1,435	(81)

Income (loss) before income taxes	11	(98)	109
Benefit from income taxes	(1)	(32)	31

Income (loss) from continuing operations	12	(66)	78
Income from discontinued operations, net of tax	—	215	(215)
Gain (loss) on disposal of discontinued operations, net of tax	1	(15)	16
Cumulative effect of accounting changes, net of tax	—	(64)	64

Net income	$13	$70	$(57)

During first quarter 2007, net revenues increased $28 million (2%) compared to first quarter 2006. Such change principally reflects an increase in T&M revenue within our car rental operations due to a 3% increase in T&M revenue per day and an increase in ancillary revenues due to counter sales of insurance, GPS navigation unit rentals and other items. These increases were partially offset by a decrease in T&M revenue within our Truck Rental segment due to decreases in rental days and T&M revenue per day of 17% and 5%, respectively.

Total expenses decreased $81 million (6%), principally due to a reduction in corporate general and administrative expenses including legal, facilities, human resources, systems and business development expenses resulting from the spin-offs of Realogy and Wyndham and the sale of Travelport in third quarter 2006. The decrease in total expenses also reflects (i) $27 million less interest expense related to corporate debt resulting from the repayment of approximately $3.5 billion of such debt in third quarter 2006, partially offset by interest expense related to borrowings by Avis Budget Car Rental in second quarter 2006, (ii) $20 million less vehicle interest principally due to a reduction in vehicle related debt, and (iii) a $31 million reduction in separation-related charges. The separation charges relate primarily to severance and retention and legal, accounting and other professional fees. We incurred incremental fleet depreciation and lease charges of $32 million resulting from higher per unit fleet costs. As a result of these items, as well as a $31 million reduction in our benefit from income taxes, our income from continuing operations increased $78 million.

Our effective tax rate for continuing operations was a benefit of 9.1% and 32.7% for the first quarter 2007 and 2006, respectively. The decrease in our effective tax rate for 2007 was primarily due to an increase in the receivables due from Realogy and Wyndham in connection with the adoption of FIN 48 and a corresponding credit to the separation costs which is not subject to income tax.

Income from discontinued operations decreased $215 million, which reflects the absence in first quarter 2007 of net income generated in first quarter 2006 by Realogy, Wyndham and Travelport. We also recorded a $15 million loss on disposal of discontinued operations in first quarter 2006, which primarily represents separation related costs incurred by Realogy, Wyndham and Travelport.

During first quarter 2006, we recorded non-cash charges of $103 million ($64 million, after tax) to reflect the cumulative effect of accounting changes as a result of our adoption of (i) SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” and American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” on January 1, 2006, which resulted in a non-cash charge of $65 million after tax, and (ii) SFAS No. 123R, “Share-Based Payment,” on January 1, 2006, which resulted in a non-cash credit of $1 million after tax.

As a result of the above-mentioned items, net income decreased $57 million.

Following is a discussion of the results of each of our reportable segments during first quarter:

	Revenues			EBITDA
	2007	2006	% Change	2007	2006	% Change
Domestic Car Rental	$1,084	$1,044	4%	$50	$31	61%
International Car Rental	191	174	10	24	23	4
Truck Rental	83	101	(18)	(10)	1	*
Corporate and Other (a)	7	18	*	4	(66)	*

Total Company	$1,365	$1,337	2	68	(11)	*

Less: Non-vehicle related depreciation and amortization				24	27
Interest expense related to corporate debt, net				33	60

Income (loss) before income taxes				$11	$(98)	*

(*)	Not meaningful.
(a)

Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. EBITDA for 2007 and 2006 also reflects separation related costs (credits) of $(6) million and $25 million, respectively. In addition, EBITDA for 2006 reflects unallocated corporate expenses related to discontinued operations. Following the completion of the separation, we do not incur the majority of such costs.

Domestic Car Rental

Revenues and EBITDA increased $40 million (4%) and $19 million (61%), respectively, in first quarter 2007 compared with first quarter 2006. We achieved higher EBITDA margins principally due to higher ancillary revenues and lower expenses in certain categories in 2007 compared to 2006.

The revenue increase of $40 million was comprised of a $17 million (2%) increase in T&M revenue and a $23 million (12%) increase in ancillary revenues. The increase in T&M revenue includes a $12 million (8%) increase in off-airport revenue and was principally driven by a 2% increase in T&M revenue per day, while there was no change in rental days. The favorable effect of incremental T&M revenues was offset in EBITDA by $27 million (10%) of increased fleet depreciation and lease charges primarily resulting from increased per-unit fleet costs in 2007 for model-year 2007 vehicles compared to model-year 2006 vehicles. The average size of our domestic rental fleet decreased by 1%. The increase in per-unit fleet costs was mitigated by an increase in the portion of our car rental fleet that is not subject to manufacturer repurchase and guaranteed depreciation agreements. We incurred $7 million less vehicle-related interest expense during first quarter 2007 compared to first quarter 2006, primarily due to a reduction in outstanding vehicle-related debt, partially offset by increased interest rates and the absence in 2007 of $13 million of intercompany interest income earned in 2006. The quarter-over-quarter reduction in outstanding vehicle related debt resulted from the repayment of such debt with the proceeds from our corporate borrowings in April 2006. Interest expense related to corporate debt is not included in EBITDA, whereas interest related to vehicle-backed debt is included in EBITDA.

The $23 million increase in ancillary revenues was due primarily to (i) a $13 million increase in counter sales of insurance, rentals of GPS navigation units and other items and (ii) a $10 million increase in airport concession and vehicle licensing revenues, $2 million of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities. EBITDA also reflects (i) $7 million of lower gasoline expenses due to both lower gasoline costs and a $4 million benefit from gasoline hedges we entered in late 2006 and (ii) a $6 million decrease in certain administrative expenses, consisting primarily of corporate allocations. These cost decreases were partially offset by (i) an $8 million increase in incentive compensation expenses and (ii) $2 million of separation related charges we incurred during 2007 primarily related to professional and consulting fees.

International Car Rental

Revenues and EBITDA increased $17 million (10%) and $1 million (4%), respectively, in first quarter 2007 compared with first quarter 2006, primarily due to increased car rental pricing and higher demand for car rentals.

The revenue increase of $17 million was comprised of a $12 million (9%) increase in car rental T&M revenue and a $5 million (11%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 6% increase in T&M revenue per day and a 3% increase in the number of days a car was rented. The favorable effect of incremental T&M revenues was partially offset in EBITDA by $2 million (5%) of increased fleet depreciation and lease charges principally resulting from an increase of 5% in the average size of our international rental fleet.

The $5 million increase in ancillary revenues was due primarily to a $3 million increase in counter sales of insurance and other items and (ii) a $2 million increase in airport concession and vehicle licensing revenues, all of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities. EBITDA also reflects (i) $5 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other costs, (ii) $2 million of higher operating expenses primarily due to increased car rental volume and fleet size, including vehicle maintenance and damage costs and (iii) $2 million of increased gasoline expenses. The increases discussed above also include a $6 million increase in revenue related to favorable foreign currency exchange rate fluctuations, which was substantially offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses.

Truck Rental

Revenues and EBITDA declined $18 million (18%) and $11 million, respectively, for first quarter 2007 compared with first quarter 2006, primarily reflecting decreases in rental day volume and T&M revenue per day. EBITDA was also impacted by increased fleet costs.

Substantially all of the revenue decrease of $18 million was due to a decrease in T&M revenue, which reflected a 17% reduction in rental days and a 5% decrease in T&M per day. The 17% reduction in rental days resulted primarily from declines in commercial volumes and a 7% reduction in the average size of our rental fleet. We believe these decreases reflect a soft housing market, increased gasoline prices and growing competition in the commercial segment. Despite the reduction in the average size of our truck rental fleet, we incurred $2 million (7%) of incremental fleet depreciation, interest and lease charges primarily due to higher per-unit fleet costs. These items were offset by (i) a decrease of $4 million in credit card and other commission expense partially associated with the decrease in T&M revenue, (ii) a $2 million reduction in operating expenses primarily due to operating a smaller and more efficient fleet and reduced rental volumes and (iii) a $2 million decrease in our public liability and property damage costs as a result of more favorable claims experience and a reduction in rental days.

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

FINANCIAL CONDITION

	March 31, 2007	December 31, 2006	Change
Total assets exclusive of assets under vehicle programs	$5,388	$5,571	$(183)
Total liabilities exclusive of liabilities under vehicle programs	3,798	4,149	(351)
Assets under vehicle programs	8,687	7,700	987
Liabilities under vehicle programs	7,831	6,679	1,152
Stockholders’ equity	2,446	2,443	3

Total assets exclusive of assets under vehicle programs decreased $183 million principally due to (i) a $118 million reduction in receivables due from Realogy and Wyndham which relate to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation and to services performed under the Transition Services Agreement, (ii) a $99 million decrease in other current assets and other non-current assets primarily as a result of the sale of our preferred stock investment in Affinion, and (iii) a $89 million decrease in deferred tax assets primarily due to the reduction in the alternative minimum tax credit and net operating loss carryforwards as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), partially offset by net operating losses generated during the three months ended March 31, 2007. These decreases were partially offset by (i) a $57 million increase in accounts receivable due to additional vehicle manufacturer incentives outside of our vehicle programs, and (ii) an $82 million increase in cash and cash equivalents (see “Liquidity and Capital Resources – Cash Flows” for a detailed discussion).

Total liabilities exclusive of liabilities under vehicle programs decreased $351 million primarily due to (i) a $182 million decrease in income taxes payable, (ii) a $99 million decrease in balances due to Realogy and Wyndham related to our preferred stock investment in Affinion, (iii) a $53 million decrease in accrued payroll related costs and (iv) the resolution of a litigation matter for $20 million, (which was paid directly by Realogy and Wyndham).

Assets under vehicle programs increased approximately $1.0 billion as a result of approximately $1.1 billion of net additions primarily to our Domestic and International vehicle rental fleets, due to current and projected increases in demand, partially offset by a $98 million decrease in amounts due from vehicle manufacturers.

Liabilities under vehicle programs increased approximately $1.2 billion, reflecting additional borrowings to support the growth in our vehicle rental fleet described above. See “Liquidity and Capital Resources-Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $3 million primarily due to (i) net income of $13 million generated during first quarter 2007 and (ii) $11 million related to the exercise of employee stock options. These increases were partially offset by (i) an $18 million charge to stockholders’ equity as a result of the adoption of FIN 48 and (ii) a $4 million decrease in accumulated other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At March 31, 2007, we had $254 million of cash on hand, an increase of $82 million from $172 million at December 31, 2006. The following table summarizes such increase:

	Three Months Ended March 31,
	2007	2006	Change
Cash provided by (used in):
Operating activities	$355	$124	$231
Investing activities	(1,391)	(907)	(484)
Financing activities	1,118	464	654
Effect of exchange rate changes	—	(1)	1
Cash used in discontinued operations	—	(180)	180

Net change in cash and cash equivalents	$82	$(500)	$582

During first quarter 2007, we generated $231 million more cash from operating activities in comparison to first quarter 2006. This change principally reflects (i) an increase in operating results in first quarter 2007 primarily due to reduced separation costs and decreased interest expense, (ii) a $114 million increase related to income taxes and deferred income taxes, and (iii) reduced working capital requirements.

We used $484 million more cash in investing activities during first quarter 2007 compared with first quarter 2006. This change primarily reflects the activities of our vehicle programs, which used $551 million more cash in the first quarter 2007 due to timing of vehicle purchases principally within our Domestic Car Rental operations and due to current and projected increases in demand. Our capital expenditures in first quarter 2007 were relatively consistent with first quarter 2006, and are anticipated to approximate $75 million to $85 million in 2007.

We generated $654 million more cash from financing activities during first quarter 2007 in comparison with first quarter 2006. This change primarily reflects (i) a $551 million increase in net borrowings under our vehicle programs to fund the acquisition of vehicles discussed above and (ii) a reduction in cash utilized for net repurchases of common stock and dividend payments of $243 million and $113 million, respectively. These incremental cash inflows were partially offset by (i) the absence of $225 million of short-term borrowings in first quarter 2006 under the Company’s former $3.0 billion revolving credit agreement and (ii) the utilization of $19 million to repay corporate debt during first quarter 2007.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2007, we had approximately $8.2 billion of indebtedness (including corporate indebtedness of approximately $1.8 billion and debt under vehicle programs of approximately $6.4 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of March 31, 2007	As of December 31, 2006	Change
Floating rate term loan	April 2012	$819	$838	$(19)
Floating rate notes	May 2014	250	250	—
7 5/8% notes	May 2014	375	375	—
7 3/4% notes	May 2016	375	375	—

		1,819	1,838	(19)
Other		4	4	—

		$1,823	$1,842	$(19)

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC):

	As of March 31, 2007	As of December 31, 2006	Change
Debt due to Avis Budget Rental Car Funding (a)	$5,554	$4,511	$1,043
Budget Truck financing:
Budget Truck Funding program	154	135	19
Capital leases	244	257	(13)
Other (b)	446	367	79

	$6,398	$5,270	$1,128

(a)

The change in the balance at March 31, 2007 principally reflects increased borrowings under our extendible commercial paper program and conduit facility during first quarter 2007 to support the acquisition of rental vehicles within our domestic car rental operations.

(b)

The change in the balance at March 31, 2007 primarily reflects incremental borrowings under our bank loan and commercial paper conduit facilities to support the acquisition of vehicles in our international operations.

As of March 31, 2007, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$343	$1,157
Letter of credit facility (b)	303	—	303	—

(a)	This secured revolving credit facility was entered into by Avis Budget Car Rental, LLC in April 2006, has a five year term and currently bears interest at one month LIBOR plus 125 basis points.
(b)	Final maturity date is July 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at March 31, 2007.

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,519	$5,554	$965
Budget Truck financing:
Budget Truck Funding program (c)	200	154	46
Capital leases (d)	244	244	—
Other (e)	1,113	446	667

	$8,076	$6,398	$1,678

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)

The outstanding debt is collateralized by approximately $7.5 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase and guaranteed depreciation agreements) and related assets.

(c)	The outstanding debt is collateralized by $164 million of underlying vehicles and related assets.
(d)

In connection with these capital leases, there are corresponding unamortized assets of $258 million classified within vehicles, net on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2007.

(e)	The outstanding debt is collateralized by $838 million of underlying vehicles and related assets.

LIQUIDITY RISK

We believe that access to our existing financing arrangements is sufficient to meet liquidity requirements for the foreseeable future. Our primary liquidity needs include the payment of operating expenses, corporate and vehicle related debt and the procurement of rental vehicles to be used in our operations. Our primary sources of funding are operating revenue, cash received upon the sale of vehicles under repurchase and guaranteed depreciation programs, borrowings under our vehicle-backed borrowing arrangements, and revolving credit and other corporate borrowing programs.

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

Additionally, we monitor the maintenance of required financial ratios and, as of March 31, 2007, we were in compliance with all financial covenants under our credit facilities.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2006 Annual Report on Form 10-K filed on March 1, 2007, with the exception of our commitment to purchase vehicles, which decreased by approximately $2.6 billion from the amount previously disclosed to approximately $5.4 billion at March 31, 2007 and our adoption of FIN 48 as of January 1, 2007. Any changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section entitled “Liquidity and Capital Resources— Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

As of March 31, 2007, our unrecognized tax benefits totaled $559 million including the impact of the adoption of FIN 48. A reduction in the unrecognized tax benefits may occur upon settlement with tax authorities, including the IRS. The IRS has begun to examine our taxable years 2003 through 2006. While the ultimate settlement date is uncertain, we believe it is reasonably possible that examination for the taxable years 2003 through 2006 will conclude in 2010.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled “Critical Accounting Policies” of our 2006 Annual Report on Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, income taxes, financial instruments, public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2007 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

During first quarter 2007, we adopted the following standard as a result of the issuance of a new accounting pronouncement:

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

We will adopt the following recently issued standards as required:

•	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

•	SFAS No. 157, “Fair Value Measurements”

For detailed information regarding these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2007 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Internal Controls Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceeding

Previously Reported Matters

The following summarizes material developments that have occurred in our previously reported legal proceedings since our 2006 Annual Report on Form 10-K was filed.

With respect to the complaint filed against Budget Truck Rental, LLC by plaintiffs Guiseppe Demarte and Mona Self, the Superior Court of the State of California has scheduled a trial date of October 29, 2007.

Item 1A.	Risk Factors

There were no material changes in any risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: May 10, 2007
/s/ David B. Wyshner
David B. Wyshner
Executive Vice President, Chief
Financial Officer and Treasurer

Date: May 10, 2007
/s/ John T. McClain
John T. McClain
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1	Supplemental Indenture, dated February 9, 2007, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the Guarantors parties thereto and the Bank of Nova Scotia Trust Company of New York, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2007).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.