Form 10-Q
period 2007-06-30
AVIS BUDGET GROUP, INC.
filed 2007-08-08
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the issuer’s common stock was 103,769,313 shares as of July 31, 2007.

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

You should consider the areas of risk described above, as well as those described under “Risk Factors” set forth in Item 1A of our 2006 Annual Report on Form 10-K, in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 Restated	2007	2006 Restated
Revenues
Vehicle rental	$1,175	$1,150	$2,252	$2,215
Other	341	304	629	576

Net revenues	1,516	1,454	2,881	2,791

Expenses
Operating	785	729	1,496	1,425
Vehicle depreciation and lease charges, net	402	364	764	694
Selling, general and administrative	168	240	327	446
Vehicle interest, net	71	75	142	166
Non-vehicle related depreciation and amortization	20	28	43	55
Interest expense related to corporate debt, net	32	97	65	157
Separation costs, net	3	31	(3)	56

Total expenses	1,481	1,564	2,834	2,999

Income (loss) before income taxes	35	(110)	47	(208)
Provision (benefit) from income taxes	12	(46)	12	(78)

Income (loss) from continuing operations	23	(64)	35	(130)
Income from discontinued operations, net of tax	—	317	—	532
Gain (loss) on disposal of discontinued operations, net of tax	1	(1,307)	1	(1,322)

Income (loss) before cumulative effect of accounting changes	24	(1,054)	36	(920)
Cumulative effect of accounting changes, net of tax	—	—	—	(64)

Net income (loss)	$24	$(1,054)	$36	$(984)

Earnings per share
Basic
Income (loss) from continuing operations	$0.22	$(0.64)	$0.34	$(1.30)
Net income (loss)	0.23	(10.52)	0.35	(9.80)

Diluted
Income (loss) from continuing operations	$0.22	$(0.64)	$0.34	$(1.30)
Net income (loss)	0.23	(10.52)	0.35	(9.80)

See Notes to Consolidated Condensed Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$227	$172
Receivables, net	436	363
Deferred income taxes	6	7
Other current assets	540	1,264

Total current assets	1,209	1,806
Property and equipment, net	497	486
Deferred income taxes	169	226
Goodwill	2,194	2,193
Other intangibles, net	745	739
Other non-current assets	728	121

Total assets exclusive of assets under vehicle programs	5,542	5,571

Assets under vehicle programs:
Program cash	18	14
Vehicles, net	9,299	7,049
Receivables from vehicle manufacturers and other	142	276
Investment in Avis Budget Rental Car Funding (AESOP), LLC – related party	375	361

	9,834	7,700

Total assets	$15,376	$13,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,110	$1,855
Current portion of long-term debt	11	29

Total current liabilities	1,121	1,884
Long-term debt	1,792	1,813
Other non-current liabilities	959	452

Total liabilities exclusive of liabilities under vehicle programs	3,872	4,149

Liabilities under vehicle programs:
Debt	1,043	759
Debt due to Avis Budget Rental Car Funding (AESOP), LLC—related party	6,321	4,511
Deferred income taxes	1,311	1,206
Other	299	203

	8,974	6,679

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 1 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 136,810,549 and 135,498,121 shares	1	1
Additional paid-in capital	9,327	9,664
Retained earnings (accumulated deficit)	(568)	(586)
Accumulated other comprehensive income	117	68
Treasury stock, at cost— 32,605,466 and 34,306,694 shares	(6,347)	(6,704)

Total stockholders’ equity	2,530	2,443

Total liabilities and stockholders’ equity	$15,376	$13,271

See Notes to Consolidated Condensed Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2007	2006 Restated
Operating Activities
Net income (loss)	$36	$(984)
Adjustments to arrive at income (loss) from continuing operations	(1)	854

Income (loss) from continuing operations	35	(130)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	43	55
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(14)	—
Income taxes and deferred income taxes	12	(309)
Accounts payable and other current liabilities	(53)	(37)
Other, net	(11)	(92)

Net cash provided by (used in) continuing operating activities exclusive of vehicle programs	12	(513)

Vehicle programs:
Vehicle depreciation	759	663

	759	663

Net cash provided by continuing operating activities	771	150

Investing Activities
Property and equipment additions	(51)	(46)
Net assets acquired, net of cash acquired, and acquisition-related payments	(1)	(113)
Proceeds received on asset sales	8	10
Proceeds from sale of investment	106	—
Payments made to Realogy and Wyndham, net	(88)	—
Proceeds from dispositions of businesses, net of transaction-related payments	(1)	(28)
Other, net	(8)	6

Net cash used in investing activities exclusive of vehicle programs	(35)	(171)

Vehicle programs:
Increase in program cash	(4)	(49)
Investment in vehicles	(6,480)	(6,936)
Payments received on investment in vehicles	3,752	5,404
Other, net	—	(6)

	(2,732)	(1,587)

Net cash used in investing activities	(2,767)	(1,758)

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Six Months Ended June 30,
	2007	2006 Restated
Financing Activities
Proceeds from borrowings	—	1,875
Principal payments on borrowings	(39)	—
Net short-term borrowings	—	192
Issuances of common stock	39	36
Repurchases of common stock	—	(243)
Payment of dividends	—	(113)
Other, net	—	(25)

Net cash provided by financing activities exclusive of vehicle programs	—	1,722

Vehicle programs:
Proceeds from borrowings	6,287	6,441
Principal payments on borrowings	(4,362)	(7,322)
Net change in short-term borrowings	129	104
Other, net	(6)	(22)

	2,048	(799)

Net cash provided by financing activities	2,048	923

Effect of changes in exchange rates on cash and cash equivalents	3	(1)

Cash provided by (used in) discontinued operations
Operating activities	—	1,059
Investing activities	—	(526)
Financing activities	—	(282)
Effect of exchange rate changes	—	10

Cash provided by discontinued operations	—	261

Net increase (decrease) in cash and cash equivalents	55	(425)
Cash and cash equivalents, beginning of period	172	546

Cash and cash equivalents, end of period	$227	$121

See Notes to Consolidated Condensed Financial Statements.

Avis Budget Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

Avis Budget Group, Inc. provides car and truck rentals and ancillary services to businesses and consumers in the United States and internationally. The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries (“Avis Budget”), as well as entities in which Avis Budget directly or indirectly has a controlling financial interest (collectively, the “Company”) and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial reporting.

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

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principals generally accepted in the United States (U.S. GAAP), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K filed on March 1, 2007.

Vehicle Programs. The Company presents separately the financial data of its vehicle programs. These programs are distinct from the Company’s other activities since the assets under vehicle programs are generally funded through the issuance of debt, asset-backed funding or other similar arrangements which are collateralized by such assets. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company’s vehicle programs. The Company believes it is appropriate to segregate the financial data of its vehicle programs because, ultimately, the source of repayment of such debt is the realization of such assets.

Discontinued Operations. In connection with the separation of Cendant into four independent companies, the Company completed the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) on July 31, 2006 and completed the sale of Travelport, Inc. (“Travelport”) on August 23, 2006. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the account balances and activities of Realogy, Wyndham and Travelport have been segregated and reported as discontinued operations for the three and six months ended June 30, 2006. Summarized financial data for the aforementioned businesses are provided in Note 2—Discontinued Operations.

Separation. During the three and six months ended June 30, 2007, the Company incurred costs (credits) of $3 million and $(3) million, respectively, in connection with the separation of Cendant into four independent companies. Such costs consisted primarily of professional and consulting fees and the six months ended June 30, 2007 amount includes a $14 million credit for tax-related receivables from Realogy and Wyndham recognized in connection with the adoption of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), discussed below. For the three and six months ended June 30, 2006, the Company incurred costs of $31 million and $56 million, respectively, in connection with the separation. Such costs were primarily related to the accelerated vesting of stock-based compensation awards, severance and retention and professional and consulting fees.

Restatement. In 2006, the Company restated second quarter 2006 income (loss) from disposal of discontinued operations for an error in the determination of the impairment charge related to the sale of Travelport. The effect of this correction was to recognize an additional loss of $300 million on the sale of Travelport in the second quarter 2006. This restatement was disclosed in the Company’s September 30, 2006 Quarterly Report on Form 10-Q, filed on November 21, 2006.

The following table presents certain of the Company’s previously reported income statement and cash flow data and revisions to such data resulting from the restatement and corresponding amounts currently reported.

	As Previously Reported as Cendant	Effect of Discontinued Operations	Effect of Restatement	As Restated
For the three months ended June 30, 2006:
Consolidated condensed statement of operations
Gain (loss) on disposal of discontinued operations, net of tax	$(981)	(26)	(300)	$(1,307)
Net income (loss)	(754)	—	(300)	(1,054)

Per share information (*) Basic:
Gain (loss) on disposal of discontinued operations	(9.79)	(0.26)	(3.00)	(13.05)
Net income (loss)	(7.52)	—	(3.00)	(10.52)

For the six months ended June 30, 2006:
Consolidated condensed statement of operations
Gain (loss) on disposal of discontinued operations, net of tax	$(981)	(41)	(300)	$(1,322)
Income (loss) before cumulative effect of accounting changes	(620)	—	(300)	(920)
Net income (loss)	(684)	—	(300)	(984)

Per share information (*) Basic:
Gain (loss) on disposal of discontinued operations	(9.78)	(0.40)	(2.99)	(13.17)
Net income (loss)	(6.81)	—	(2.99)	(9.80)

Consolidated condensed statement of cash flow
Adjustments to arrive at income (loss) from continuing operations	939	(385)	300	854

(*)	Adjusted for the 1-for-10 reverse stock split which became effective September 5, 2006.

This restatement did not affect the Company’s income from continuing operations. There was a corresponding decrease of $300 million to the assets of discontinued operations on the Company’s balance sheet at June 30, 2006.

Changes in Accounting Policies during 2007

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 effective January 1, 2007, as required, and recorded an after tax charge to stockholders’ equity of $18 million, which represents the recognition of $10 million of accrued interest and an increase of $8 million in the liability for unrecognized tax benefits. The Company has been indemnified by Realogy and Wyndham for additional tax related liabilities of $14 million recognized as a result of the adoption of FIN 48. Accordingly, the Company recorded a $14 million credit, within the separation costs, net line item on the accompanying Consolidated Condensed Statement of Operations for first quarter 2007, reflecting the recognition of receivables from Wyndham and Realogy for such tax related matters. At June 30, 2007, certain income tax payable balances have been classified as long term liabilities and certain receivables from Realogy and Wyndham have been classified as non-current assets (see Note 8 – Other Current Assets and Note 9 – Accounts Payable and Other Current Liabilities).

Including the impact of the adoption of FIN 48 discussed above, the Company’s unrecognized tax benefits totaled $559 million and were reclassified to long-term income taxes payable as of January 1, 2007. If recognized, substantially all would affect the annual effective income tax rate. In connection with the Company’s adoption of FIN 48, the Company reduced alternative minimum tax credit and net operating loss carryforwards in the amount of $94 million and $60 million, respectively.

During the six months ended June 30, 2007, the Company’s unrecognized tax benefits did not significantly change. As of June 30, 2007, the unrecognized tax benefits in the long-term income taxes payable were $404 million. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within twelve months.

Including the impact of the adoption of FIN 48 discussed above, the Company’s accrual for the payment of potential interest associated with uncertain tax positions was $26 million as of January 1, 2007. During the six months ended June 30, 2007, the Company recorded additional liabilities of $12 million for the payment of interest, which had minimal impact on the Company’s results of operations as the Company is substantially indemnified for such liabilities and recognized corresponding receivables from Realogy and Wyndham. The Company recognizes potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Condensed Statements of Operations. Penalties incurred during the six months ended June 30, 2007, were not significant and recognized as a component of income taxes.

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

The $1 million gain on disposal of discontinued operations, net of tax in the three and six months ended June 30, 2007 represents reserve adjustments related to the disposition of certain discontinued operations.

Summarized statement of operations data for discontinued operations for the three and six months ended June 30, 2006 is as follows:

Three Months Ended June 30, 2006

	Wright Express(a)	Marketing Services Division(b)	Realogy(c)	Wyndham(c)
Net revenues	$—	$—	$1,904	$899

Income before income taxes	$—	$—	$277	$127
Provision for income taxes	—	—	108	44

Income from discontinued operations, net of tax	$—	$—	$169	$83

Gain (loss) on disposal of discontinued operations	$9	$(8)	$(9)	$(8)
Provision (benefit) from income taxes	3	(2)	(2)	(2)

Gain (loss) on disposal of discontinued operations, net of tax	$6	$(6)	$(7)	$(6)

			Travelport(d)	Total
Net revenues			$687	$3,490

Income before income taxes			$80	$484
Provision for income taxes			15	167

Income from discontinued operations, net of tax			$65	$317

Gain (loss) on disposal of discontinued operations			$(1,321)	$(1,337)
Provision (benefit) from income taxes			(27)	(30)

Gain (loss) on disposal of discontinued operations, net of tax			$(1,294)	$(1,307)

(a)

Represents payments received from Wright Express in connection with a tax receivable agreement pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. Pursuant to the Separation Agreement, the Company began to distribute all such payments received from Wright Express to Realogy and Wyndham following the separation.

(b)	Represents payments in connection with a guarantee obligation made to the Company’s former Marketing Services division.
(c)	Loss on disposal of discontinued operations represents costs incurred by Realogy and Wyndham in connection with their separation from Cendant, which was completed on July 31, 2006.
(d)	Loss on disposal of discontinued operations includes a $1.3 billion impairment charge reflecting the difference between Travelport’s carrying value and its estimated fair value.

Six Months Ended June 30, 2006

	Wright Express(a)	Marketing Services Division(b)	Realogy(c)	Wyndham(c)
Net revenues	$—	$—	$3,329	$1,714

Income before income taxes	$—	$—	$368	$288
Provision for income taxes	—	—	140	106

Income from discontinued operations, net of tax	$—	$—	$228	$182

Gain (loss) on disposal of discontinued operations	$9	$(10)	$(14)	$(15)
Provision (benefit) from income taxes	3	(4)	(2)	(3)

Gain (loss) on disposal of discontinued operations, net of tax	$6	$(6)	$(12)	$(12)

			Travelport(d)	Total
Net revenues			$1,327	$6,370

Income before income taxes			$136	$792
Provision for income taxes			14	260

Income from discontinued operations, net of tax			$122	$532

Gain (loss) on disposal of discontinued operations			$(1,327)	$(1,357)
Provision (benefit) from income taxes			(29)	(35)

Gain (loss) on disposal of discontinued operations, net of tax			$(1,298)	$(1,322)

(a)

Represents payments received from Wright Express in connection with a tax receivable agreement pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. Pursuant to the Separation Agreement, the Company began to distribute all such payments received from Wright Express to Realogy and Wyndham following the separation.

(b)	Represents payments in connection with a guarantee obligation made to the Company’s former Marketing Services division.
(c)	Loss on disposal of discontinued operations represents costs incurred by Realogy and Wyndham in connection with their separation from Cendant, which was completed on July 31, 2006.
(d)	Loss on disposal of discontinued operations includes a $1.3 billion impairment charge reflecting the difference between Travelport’s carrying value and its estimated fair value.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$23	$(64)	$35	$(130)
Income from discontinued operations, net of tax	—	317	—	532
Gain (loss) on disposal of discontinued operations, net of tax	1	(1,307)	1	(1,322)
Cumulative effect of accounting changes, net of tax	—	—	—	(64)

Net income (loss)	$24	$(1,054)	$36	$(984)

Basic weighted average shares outstanding (a)	103.4	100.1	102.5	100.4
Stock options, warrants and restricted stock units (b)	1.4	—	1.2	—

Diluted weighted average shares outstanding (a)	104.8	100.1	103.7	100.4

Earnings per share:
Basic
Income (loss) from continuing operations	$0.22	$(0.64)	$0.34	$(1.30)
Income from discontinued operations	—	3.17	—	5.30
Gain (loss) on disposal of discontinued operations	0.01	(13.05)	0.01	(13.17)
Cumulative effect of accounting changes	—	—	—	(0.63)

Net income (loss)	$0.23	$(10.52)	$0.35	$(9.80)

Diluted
Income (loss) from continuing operations	$0.22	$(0.64)	$0.34	$(1.30)
Income from discontinued operations	—	3.17	—	5.30
Gain (loss) on disposal of discontinued operations	0.01	(13.05)	0.01	(13.17)
Cumulative effect of accounting changes	—	—	—	(0.63)

Net income (loss)	$0.23	$(10.52)	$0.35	$(9.80)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options (a)	3.0	12.0	4.6	12.0
Warrants	0.2	0.2	0.2	0.2

(a)

The weighted average exercise price for anti-dilutive options for the three and six months ended June 30, 2007 was $39.32 and $35.25, respectively. At June 30, 2006, all outstanding stock options were anti-dilutive, as the Company incurred a loss from continuing operations.

4.	Intangible Assets

As of June 30, 2007 and December 31, 2006, intangible assets consisted of:

	As of June 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements	$75	$17	$58	$75	$16	$59
Customer lists	19	6	13	19	6	13
Other	2	1	1	2	1	1

	$96	$24	$72	$96	$23	$73

Unamortized Intangible Assets
Goodwill	$2,194			$2,193

Trademarks	$673			$666

Amortization expense relating to all intangible assets was less than $1 million during both second quarter 2007 and 2006.

For the six month periods ended June 30, 2007 and 2006, amortization expense was less than $2 million.

Based on the Company’s amortizable intangible assets at June 30, 2007, the Company expects amortization expense of approximately $1 million for the remainder of 2007 and approximately $3 million for each of the five fiscal years thereafter.

5.	Restructuring Charges

During fourth quarter 2006, the Company recorded $10 million of restructuring charges, of which $8 million was incurred in connection with current restructuring initiatives within the Company’s Truck Rental and Domestic Car Rental operations and $2 million represented a revision to an estimated charge recorded in connection with restructuring actions undertaken in first quarter 2005. The remaining liability relating to the 2005 actions was $3 million at June 30, 2007 and primarily relates to obligations under terminated leases.

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

The initial recognition of the restructuring charge and the corresponding utilization for the 2006 Truck Rental and Domestic Car Rental operations restructuring initiative are summarized by category from inception as follows:

	Personnel Related (a)	Facility Related (b)	Total
Initial charge	$4	$4	$8
Cash payments	—	(1)	(1)

Balance at December 31, 2006	4	3	7
Cash payments	(4)	(2)	(6)

Balance at June 30, 2007	$—	$1	$1

(a)

The initial charge primarily represents severance benefits resulting from reductions in staff. Prior to December 31, 2006, the Company formally communicated the termination of employment to approximately 180 employees, representing a wide range of employee groups. As of June 30, 2007, the Company had terminated substantially all of these employees.

(b)

The initial charge principally represents costs incurred in connection with facility closures and lease obligations resulting from the closure of the Truck Rental headquarters, consolidation of Truck Rental operations and the closure of other facilities within the Company’s Domestic Car Rental operations.

6.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of June 30, 2007	As of December 31, 2006
Rental vehicles	$10,305	$7,738
Less: Accumulated depreciation	(1,124)	(993)

	9,181	6,745
Vehicles held for sale	118	304

	$9,299	$7,049

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Depreciation expense	$407	$346	$759	$663
Lease charges	12	12	26	29
(Gain) loss on sales of vehicles, net	(17)	6	(21)	2

	$402	$364	$764	$694

During the three and six months ended June 30, 2007, vehicle interest, net on the accompanying Consolidated Condensed Statements of Operations excludes $35 million and $71 million, respectively, of interest expense related to the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Condensed Statements of Operations.

7.	Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2007 is a provision of 25.5%. Such rate differs from the Federal statutory rate of 35.0% primarily due to an increase in the receivables due from Realogy and Wyndham in connection with the adoption of FIN 48 with a corresponding credit to the separation costs which is not subject to income taxes; and a decrease for changes in New York State and Canadian tax law.

8.	Other Current Assets

Other current assets consisted of:

	As of June 30, 2007	As of December 31, 2006
Receivables from Realogy (a)	$137	$572
Receivables from Wyndham (a)	106	393
Prepaid expenses	145	144
Other	152	155

	$540	$1,264

(a)

Represents amounts due for certain contingent and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation and  services performed under the Transition Services Agreement.  These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At June 30, 2007 and December 31, 2006, there are corresponding liabilities recorded within accounts payable and other current liabilities. In connection with the Company’s adoption of FIN 48, receivables from Realogy and Wyndham related to income taxes were classified as non-current assets. At June 30, 2007, receivables related to tax items included in non-current assets were $623 million.

9.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of June 30, 2007	As of December 31, 2006
Income taxes payable (a)	$—	$520
Accounts payable	209	223
Accrued payroll and related	180	244
Accrued disposition costs	141	152
Public liability and property damage insurance liabilities (b)	117	116
Accrued legal settlements	36	71
Other	427	529

	$1,110	$1,855

(a)

Income taxes payable have been classified as long-term liabilities as of January 1, 2007, in connection with the adoption of FIN 48. At June 30, 2007, the non-current liability related to long-term income taxes payable was $404 million.

(b)	The non-current liability related to public liability and property damage insurance was $266 million and $260 million at June 30, 2007 and December 31, 2006, respectively.

10.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Date	As of June 30, 2007	As of December 31, 2006
Floating rate term loan	April 2012	$800	$838
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	375	375
7 3/4% notes	May 2016	375	375

		1,800	1,838
Other		3	4

Total long-term debt		1,803	1,842
Less: Current portion (a)		11	29

Long-term debt		$1,792	$1,813

(a)	Primarily represents borrowings under the Company’s floating rate term loan as of June 30, 2007 and December 31, 2006.

Committed Credit Facilities and Available Funding Arrangements

At June 30, 2007, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$441	$1,059
Letter of credit facility (b)	303	—	303	—

(a)	This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006, has a five year term and currently bears interest at one month LIBOR plus 125 basis points.
(b)	Final maturity date is July 2010.

On February 9, 2007, the Company agreed to guarantee (the “Guarantee”) the payment of principal, premium, if any, and interest on the $1.0 billion aggregate principal amount of senior notes issued by Avis Budget Car Rental in April 2006 (the “Notes”). The Notes consist of Avis Budget Car Rental’s 7.625% Senior Notes due 2014, 7.75% Senior Notes due 2016 and Floating Rate Senior Notes due 2014. The Company executed a Supplemental Indenture, dated February 9, 2007, to provide the Guarantee in accordance with the terms and limitations of the Notes and the indenture governing the Notes.

In consideration for providing the Guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. The $14 million consideration has been deferred and is being amortized over the life of the debt.

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of indebtedness by the Company and certain of its subsidiaries, mergers, liquidations, and sale and leaseback transactions. The credit facility also requires the maintenance of certain financial ratios. As of June 30, 2007, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

11.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP), LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of June 30, 2007	As of December 31, 2006
Debt due to Avis Budget Rental Car Funding (a)	$6,321	$4,511
Budget Truck financing:
Budget Truck Funding program (b)	247	135
Capital leases	231	257
Other (c)	565	367

	$7,364	$5,270

(a)

The change in the balance at June 30, 2007 principally reflects (i) increased borrowings under the Company’s extendible commercial paper program and conduit facility during the six months ended June 30, 2007 and (ii) the issuance of vehicle-backed floating rate notes at various interest rates during the second quarter 2007 to support the acquisition of rental vehicles within the Company’s domestic car rental operations.

(b)	The change in the balance at June 30, 2007 primarily reflects incremental borrowings during second quarter 2007 to support the acquisition of rental vehicles within the Budget Truck rental fleet.
(c)

The change in the balance at June 30, 2007 primarily reflects incremental borrowings under the Company’s bank loan and commercial paper conduit facilities to support the acquisition of vehicles in its international operations.

Avis Budget Rental Car Funding (AESOP), LLC. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues private placement notes that are typically “AAA” rated generally with principal and interest payments guaranteed by independent insurance companies. Avis Budget Rental Car Funding then uses the proceeds from such issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”) on a continuing basis. By issuing debt through the AESOP program, Avis Budget pays a lower rate of interest than if the Company had issued debt directly to third parties. AESOP Leasing is then required to use these proceeds to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. As a result, AESOP Leasing’s obligation to Avis Budget Rental Car Funding is reflected as related party debt on the Company’s Consolidated Condensed Balance Sheets as of June 30, 2007 and December 31, 2006. The Company also recorded an asset within assets under vehicle programs on its Consolidated Condensed Balance Sheets at June 30, 2007 and December 31, 2006, which represented the equity issued to the Company by Avis Budget Rental Car Funding. The vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Condensed Balance Sheet as AESOP Leasing is consolidated by the Company. Such vehicles and related assets, which approximate $8.3 billion and the majority of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding and are not available to pay the obligations of the Company.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiaries and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected within the Company’s Consolidated Condensed Financial Statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent floating rate term notes.

Truck financing. Budget Truck financing consists of debt outstanding under the Budget Truck Funding program and capital leases. The Budget Truck Funding program constitutes debt facilities established by the Company to finance the acquisition of the Budget truck rental fleet. The borrowings under the Budget Truck Funding program floating rate term loans are collateralized by $275 million of corresponding assets. The Company has also obtained a portion of its truck rental fleet under capital lease arrangements for which there are corresponding gross assets of $385 million and $381 million with accumulated amortization of $144 million and $129 million classified within vehicles, net on the Company’s Consolidated Condensed Balance Sheets as of June 30, 2007 and December 31, 2006, respectively.

Other. Borrowings under the Company’s other vehicle rental programs represent amounts issued under financing facilities that provide for the issuance of notes to support the acquisition of vehicles used in the Company’s international vehicle rental operations. The debt issued is collateralized by $1.1 billion of vehicles and related assets and primarily represents floating rate bank loans and commercial paper.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at June 30, 2007:

	Vehicle- Backed Debt	Capital Leases	Total
Within 1 year	$2,469	$89	$2,558
Between 1 and 2 years	1,422	116	1,538
Between 2 and 3 years	400	26	426
Between 3 and 4 years	1,468	—	1,468
Between 4 and 5 years	250	—	250
Thereafter	1,124	—	1,124

Total	$7,133	$231	$7,364

As of June 30, 2007, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding	$7,266	$6,321	$945
Budget Truck financing:
Budget Truck Funding program	400	247	153
Capital leases	231	231	—
Other	1,203	565	638

	$9,100	$7,364	$1,736

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. As of June 30, 2007, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

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

The results of an audit or litigation related to these matters include a range of potential outcomes, which may involve material amounts. However, the Company is entitled to indemnification for pre-separation matters by Realogy and Wyndham and, therefore, does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

On March 19, 2007, the IRS and the U.S. Department of the Treasury issued final regulations addressing the treatment of dual consolidated losses generated by entities that are tax residents in the United States and one or more foreign jurisdictions. Certain elements of these regulations can be applied retroactively and may affect the Company. The Company is currently evaluating what impact, if any, these regulations may have on its tax accounts.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $15 million recorded on its Consolidated Condensed Balance Sheet as of June 30, 2007 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of any unresolved proceedings. Pursuant to the Separation Agreement, Realogy and Wyndham have assumed all liabilities related to this litigation, as described below.

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

The Company does not believe that the impact of any unresolved proceedings constituting an Assumed Liability related to the CUC accounting irregularities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities as well as other liabilities related to the Company’s litigation that is not related to its vehicle rental operations. Such litigation assumed by Realogy and Wyndham includes litigation which was retained by the Company in connection with the sale of its former Marketing Services division.

On April 10, 2007, Realogy was acquired by an affiliate of Apollo Management VI, L.P. and no longer is listed as an independent public company. The acquisition does not affect Realogy’s obligation to satisfy 62.5% of the contingent and other corporate liabilities of the Company or its subsidiaries pursuant to the terms of the Separation Agreement. As a result of the acquisition, Realogy has greater debt obligations and its ability to satisfy its portion of the contingent and other corporate liabilities may be adversely impacted. In accordance with the terms of the Separation Agreement, Realogy posted a letter of credit for the benefit of the Company to cover its estimated share of the Assumed Liabilities discussed above although there can be no assurance that such letter of credit will be sufficient to cover Realogy’s actual obligations if and when they arise.

In addition to the matters discussed above, the Company is also involved in claims and legal proceedings related to its vehicle rental operations, including contract disputes, business practices, intellectual property, environmental issues and other commercial, employment and tax matters, including patent claims, wage and hour claims and breach of contract claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $7.1 billion of vehicles from these manufacturers over the next year. These commitments are subject to the vehicle manufacturers’ satisfying their obligations to repurchase vehicles from the Company under the relevant repurchase and guaranteed depreciation agreements. The Company’s featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively, although the Company purchases vehicles produced by numerous other manufacturers. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles under repurchase and guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at June 30, 2007 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with General Motors Corporation and Ford Motor Company with respect to receivables for program cars that have been returned to the car manufacturers and (ii) receivables from Realogy and Wyndham of $527 million and $339 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation.

Activity with Realogy and Wyndham

During the six months ended June 30, 2007, the following transactions occurred between the Company and Realogy and Wyndham: (i) the Company realized a portion of a preferred stock investment in cash and transferred $106 million to Realogy and Wyndham representing the proceeds received; (ii) the Company transferred its remaining preferred stock investment of $26 million to Realogy and Wyndham through the assignment of such investment; (iii) the Company resolved a litigation matter for $32 million, which was paid by Realogy and Wyndham; and (iv) the Company, settled other reimbursable transactions between the Company and Realogy and Wyndham resulting in net cash inflows of $18 million.

13.	Stockholders’ Equity

Dividends

During the six months ended June 30, 2006, the Company paid cash dividends of $113 million ($1.10 per share). For the six months ended June 30, 2007, the Company has not paid cash dividends.

Share Repurchases

During the six months ended June 30, 2007, the Company has not repurchased its common stock. During the six months ended June 30, 2006, the Company used $221 million of available cash and $22 million of proceeds primarily received in connection with option exercises to repurchase $243 million of its common stock.

Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

	Currency Translation Adjustments	Gains on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2007	$67	$30	$(29)	$68
Current period change	34	15	—	49

Balance, June 30, 2007	$101	$45	$(29)	$117

All components of accumulated other comprehensive income are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income

For the six months ended June 30, 2007, the Company’s total comprehensive income was $85 million, which includes net income of $36 million and other comprehensive income of $49 million.

14.	Stock-Based Compensation

The Company recorded pretax stock-based compensation expense of $5 million and $3 million ($3 million and $2 million, after tax) during second quarter 2007 and 2006, respectively, and $9 million and $11 million ($5 million after tax and $7 million, after tax) during the six months ended June 30, 2007 and 2006, respectively, related to employee stock awards that were granted or modified by the Company. The expense recorded in the six months ended June 30, 2006 includes a pretax charge of $7 million relating to the extension of the exercisable life of certain stock options.

The Company also recorded pretax stock-based compensation expense of $11 million ($7 million, after tax) and $27 million ($17 million, after tax) during the three and six months ended June 30, 2006, respectively, within discontinued operations.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for 2007 exercises of stock-based awards did not generate a cash benefit. Approximately $28 million of tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

The activity related to the Company’s restricted stock units (RSUs) and stock option plans consisted of (in thousands of shares):

	Six Months Ended June 30, 2007
	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options (c)	Weighted Average Exercise Price
Balance at January 1, 2007	1,774	$24.33	11,037	$27.22
Granted at fair market value	1,149	25.88	—	—
Vested/exercised (a)	(398)	24.54	(2,368)	19.85
Cancelled	(71)	24.53	(750)	30.81

Balance at June 30, 2007 (b)	2,454	25.04	7,919	29.09

(a)	Stock options exercised during the six months ended June 30, 2007 had an intrinsic value of $20 million.
(b)

As of June 30, 2007, the Company’s outstanding “in-the-money” stock options and RSUs had aggregate intrinsic value of $27 million and $70 million, respectively. Aggregate unrecognized compensation expense related to outstanding stock options and RSUs amounted to $56 million as of June 30, 2007.

(c)	All options outstanding as of June 30, 2007 are exercisable and have a weighted average remaining contractual life of 3 years.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of June 30, 2007 (in thousands of shares):

Range of Exercise Prices	Number of Options (*)
Less than $20.00	1,576
$20.01 to $25.00	233
$25.01 to $30.00	3,240
$30.01 to $35.00	1,269
$35.01 and above	1,601

7,919

(*)	All outstanding stock options vested in connection with the completion of the separation.

As of June 30, 2007, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, a weighted average remaining contractual life of 6 years and unrecognized compensation expense of $3 million.

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

	Three Months Ended June 30,
	2007		2006
	Revenues	EBITDA	Revenues	EBITDA
Domestic Car Rental	$1,195	$59	$1,132	$74
International Car Rental	202	21	178	19
Truck Rental	114	10	129	18
Corporate and Other (a)	5	(3)	15	(96)

Total Company	$1,516	87	$1,454	15

Less: Non-vehicle related depreciation and amortization		20		28
Interest expense related to corporate debt, net		32		97

Income (loss) before income taxes		$35		$(110)

	Six Months Ended June 30,
	2007		2006
	Revenues	EBITDA	Revenues	EBITDA
Domestic Car Rental	$2,279	$110	$2,176	$105
International Car Rental	393	45	352	42
Truck Rental	197	(1)	230	19
Corporate and Other (a)	12	1	33	(162)

Total Company	$2,881	155	$2,791	4

Less: Non-vehicle related depreciation and amortization		43		55
Interest expense related to corporate debt, net		65		157

Income (loss) before income taxes		$47		$(208)

(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses.

Since December 31, 2006, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment, for which assets under vehicle programs amounted to approximately $8.2 billion and approximately $6.4 billion at June 30, 2007 and December 31, 2006, respectively.

16.	Guarantor and Non-Guarantor Consolidating Financial Statements

The following consolidating financial information presents Consolidating Condensed Balance Sheets as of June 30, 2007 and December 31, 2006, Consolidating Condensed Statements of Operations for the three months and six months ended June 30, 2007 and 2006 and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several.

Investments in subsidiaries are accounted for using the equity method of accounting for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. For purposes of the accompanying Consolidating Condensed Statements of Operations, certain expenses incurred by the Subsidiary Issuers are allocated to the guarantor and non-guarantor subsidiaries. The results of operations of discontinued operations are included in the non-guarantor subsidiaries column. Income from discontinued operations, net of tax within the parent column includes the equity in earnings from discontinued operations and gain (loss) on disposal of discontinued operations.

Consolidating Condensed Statements of Operations

Three Months Ended June 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,033	$142	$—	$1,175
Other	3	—	257	566	(485)	341

Net revenues	3	—	1,290	708	(485)	1,516

Expenses
Operating	3	—	665	117	—	785
Vehicle depreciation and lease charges, net	—	—	352	404	(354)	402
Selling, general and administrative	1	—	145	22	—	168
Vehicle interest, net	—	—	67	85	(81)	71
Non-vehicle related depreciation and amortization	—	—	18	2	—	20
Interest expense related to corporate debt, net:
Interest expense	(1)	33	—	—	—	32
Intercompany interest expense (income)	—	(33)	33	—	—	—
Separation costs, net	1	2	—	—	—	3

Total expenses	4	2	1,280	630	(435)	1,481

Income (loss) before income taxes and equity in earnings of subsidiaries	(1)	(2)	10	78	(50)	35
Provision (benefit) for income taxes	(1)	(1)	4	10	—	12
Equity in earnings of subsidiaries	23	75	69	—	(167)	—

Income from continuing operations	23	74	75	68	(217)	23
Income from discontinued operations, net of tax	1	—	—	—	—	1

Net income	$24	$74	$75	$68	$(217)	$24

Six Months Ended June 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,970	$282	$—	$2,252
Other	5	—	462	1,062	(900)	629

Net revenues	5	—	2,432	1,344	(900)	2,881

Expenses
Operating	2	—	1,263	231	—	1,496
Vehicle depreciation and lease charges, net	—	—	671	750	(657)	764
Selling, general and administrative	7	—	277	43	—	327
Vehicle interest, net	—	—	134	154	(146)	142
Non-vehicle related depreciation and amortization	1	—	39	3	—	43
Interest expense related to corporate debt, net:
Interest expense	(2)	67	—	—	—	65
Intercompany interest expense (income)	—	(67)	67	—	—	—
Separation costs, net	(6)	3	—	—	—	(3)

Total expenses	2	3	2,451	1,181	(803)	2,834

Income (loss) before income taxes and equity in earnings of subsidiaries	3	(3)	(19)	163	(97)	47
Provision (benefit) for income taxes	(4)	(2)	(4)	22	—	12
Equity in earnings of subsidiaries	28	127	142	—	(297)	—

Income from continuing operations	35	126	127	141	(394)	35
Income from discontinued operations, net of tax	1	—	—	—	—	1

Net income	$36	$126	$127	$141	$(394)	$36

Three Months Ended June 30, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,024	$126	$—	$1,150
Other	10	—	215	526	(447)	304

Net revenues	10	—	1,239	652	(447)	1,454

Expenses
Operating	2	—	632	95	—	729
Vehicle depreciation and lease charges, net	—	—	322	399	(357)	364
Selling, general and administrative	77	—	148	21	(6)	240
Vehicle interest, net	—	—	72	78	(75)	75
Non-vehicle related depreciation and amortization	2	—	21	5	—	28
Interest expense related to corporate debt, net:
Interest expense	81	30	(9)	—	(5)	97
Intercompany interest expense (income)	—	(30)	30	—	—	—
Separation costs, net	29	2	—	—	—	31

Total expenses	191	2	1,216	598	(443)	1,564

Income (loss) before income taxes and equity in earnings of subsidiaries	(181)	(2)	23	54	(4)	(110)
Provision (benefit) for income taxes	(73)	—	10	13	4	(46)
Equity in earnings of subsidiaries	44	54	41	—	(139)	—

Income (loss) from continuing operations	(64)	52	54	41	(147)	(64)
Income (loss) from discontinued operations, net of tax	(990)	—	—	317	(317)	(990)

Net income (loss)	$(1,054)	$52	$54	$358	$(464)	$(1,054)

Six Months Ended June 30, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,961	$254	$—	$2,215
Other	24	—	398	1,021	(867)	576

Net revenues	24	—	2,359	1,275	(867)	2,791

Expenses
Operating	2	—	1,226	197	—	1,425
Vehicle depreciation and lease charges, net	—	—	608	769	(683)	694
Selling, general and administrative	125	—	290	42	(11)	446
Vehicle interest, net	—	—	160	160	(154)	166
Non-vehicle related depreciation and amortization	5	—	37	13	—	55
Interest expense related to corporate debt, net:
Interest expense	160	30	(22)	(1)	(10)	157
Intercompany interest expense (income)	—	(30)	30	—	—	—
Separation costs, net	54	2	—	—	—	56

Total expenses	346	2	2,329	1,180	(858)	2,999

Income (loss) before income taxes and equity in earnings of subsidiaries	(322)	(2)	30	95	(9)	(208)
Provision (benefit) for income taxes	(122)	—	13	23	8	(78)
Equity in earnings of subsidiaries	70	92	75	—	(237)	—

Income (loss) from continuing operations	(130)	90	92	72	(254)	(130)
Income (loss) from discontinued operations, net of tax	(790)	—	—	532	(532)	(790)

Income (loss) before cumulative effect of accounting changes	(920)	90	92	604	(786)	(920)
Cumulative effect of accounting changes, net of tax	(64)	—	—	(65)	65	(64)

Net income (loss)	$(984)	$90	$92	$539	$(721)	$(984)

Consolidating Condensed Balance Sheets

As of June 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$88	$59	$18	$62	$—	$227
Receivables, net	2	110	230	94	—	436
Deferred income taxes	4	—	10	7	(15)	6
Other current assets	304	107	69	66	(6)	540

Total current assets	398	276	327	229	(21)	1,209

Property and equipment, net	5	127	317	48	—	497
Deferred income taxes	34	81	—	72	(18)	169
Goodwill	—	7	2,165	22	—	2,194
Other intangibles, net	—	17	639	89	—	745
Other non-current assets	656	50	17	5	—	728
Intercompany receivables (payables)	377	675	(1,065)	13	—	—
Investment in subsidiaries	1,931	3,184	2,685	—	(7,800)	—

Total assets exclusive of assets under vehicle programs	3,401	4,417	5,085	478	(7,839)	5,542

Assets under vehicle programs:
Program cash	—	—	—	18	—	18
Vehicles, net	—	—	241	9,058	—	9,299
Receivables from vehicle manufacturers and others	—	—	3	139	—	142
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	375	—	375

	—	—	244	9,590	—	9,834

Total assets	$3,401	$4,417	$5,329	$10,068	$(7,839)	$15,376

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$326	$190	$508	$107	$(21)	$1,110
Current portion of long-term debt	3	8	—	—	—	11

Total current liabilities	329	198	508	107	(21)	1,121

Long-term debt	—	1,792	—	—	—	1,792
Other non-current liabilities	542	41	205	189	(18)	959

Total liabilities exclusive of liabilities under vehicle programs	871	2,031	713	296	(39)	3,872

Liabilities under vehicle programs:
Debt	—	—	247	796	—	1,043
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,321	—	6,321
Deferred income taxes	—	—	1,180	131	—	1,311
Other	—	—	5	294	—	299

	—	—	1,432	7,542	—	8,974

Total stockholders’ equity	2,530	2,386	3,184	2,230	(7,800)	2,530

Total liabilities and stockholders’ equity	$3,401	$4,417	$5,329	$10,068	$(7,839)	$15,376

As of December 31, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$35	$75	$29	$33	$—	$172
Receivables, net	2	54	217	90	—	363
Deferred income taxes	5	—	10	7	(15)	7
Other current assets	1,070	49	84	62	(1)	1,264

Total current assets	1,112	178	340	192	(16)	1,806
Property and equipment, net	—	115	326	45	—	486
Deferred income taxes	41	153	—	68	(36)	226
Goodwill	—	7	2,165	21	—	2,193
Other intangibles, net	1	17	639	82	—	739
Other non-current assets	59	48	10	4	—	121
Intercompany receivables (payables)	627	627	(1,209)	(45)	—	—
Investment in subsidiaries	1,854	3,109	2,603	—	(7,566)	—

Total assets exclusive of assets under vehicle programs	3,694	4,254	4,874	367	(7,618)	5,571

Assets under vehicle programs:
Program cash	—	—	—	14	—	14
Vehicles, net	—	—	299	6,750	—	7,049
Receivables from vehicle manufacturers and others	—	—	13	263	—	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	361	—	361

	—	—	312	7,388	—	7,700

Total assets	$3,694	$4,254	$5,186	$7,755	$(7,618)	$13,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,185	$81	$490	$115	$(16)	$1,855
Current portion of long-term debt	4	25	—	—	—	29

Total current liabilities	1,189	106	490	115	(16)	1,884
Long-term debt	—	1,813	—	—	—	1,813
Other non-current liabilities	62	24	226	176	(36)	452

Total liabilities exclusive of liabilities under vehicle programs	1,251	1,943	716	291	(52)	4,149

Liabilities under vehicle programs:
Debt	—	—	271	488	—	759
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,511	—	4,511
Deferred income taxes	—	—	1,077	129	—	1,206
Other	—	—	13	190	—	203

	—	—	1,361	5,318	—	6,679

Total stockholders’ equity	2,443	2,311	3,109	2,146	(7,566)	2,443

Total liabilities and stockholders’ equity	$3,694	$4,254	$5,186	$7,755	$(7,618)	$13,271

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$1	$14	$47	$799	$(90)	$771

Investing activities
Property and equipment additions	—	(25)	(20)	(6)	—	(51)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	—	(1)	—	—	(1)
Proceeds received on asset sales	—	6	—	2	—	8
Proceeds from sale of investment	106	—	—	—	—	106
Payments made to Realogy and Wyndham, net	(88)	—	—	—	—	(88)
Proceeds from dispositions of businesses, net of transaction-related payments	(1)	—	—	—	—	(1)
Other, net	—	(4)	(4)	—	—	(8)

Net cash provided by (used in) investing activities exclusive of vehicle programs	17	(23)	(25)	(4)	—	(35)

Vehicle programs:
Increase in program cash	—	—	—	(4)	—	(4)
Investment in vehicles	—	(57)	(58)	(6,365)	—	(6,480)
Payments received on investment in vehicles	—	128	46	3,578	—	3,752

	—	71	(12)	(2,791)	—	(2,732)

Net cash provided by (used in) investing activities	17	48	(37)	(2,795)	—	(2,767)

Financing activities
Principal payments on borrowings	(1)	(38)	—	—	—	(39)
Issuances of common stock	39	—	—	—	—	39
Net intercompany transactions	(2)	(36)	6	(58)	90	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	36	(74)	6	(58)	90	—

Vehicle programs:
Proceeds from borrowings	—	—	—	6,287	—	6,287
Principal payments on borrowings	—	—	(26)	(4,336)	—	(4,362)
Net change in short-term borrowings	—	—	—	129	—	129
Other, net	(1)	(4)	(1)	—	—	(6)

	(1)	(4)	(27)	2,080	—	2,048

Net cash provided by (used in) financing activities	35	(78)	(21)	2,022	90	2,048

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents	53	(16)	(11)	29	—	55
Cash and cash equivalents, beginning of period	35	75	29	33	—	172

Cash and cash equivalents, end of period	$88	$59	$18	$62	$—	$227

Six Months Ended June 30, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(633)	$188	$(58)	$653	$—	$150

Investing activities
Property and equipment additions	(9)	(5)	(20)	(12)	—	(46)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	(95)	(7)	(11)	—	(113)
Proceeds received on asset sales	—	7	—	3	—	10
Proceeds from dispositions of businesses, net of transaction-related payments	(28)	—	—	—	—	(28)
Other, net	6	—	1	(1)	—	6

Net cash used in investing activities exclusive of vehicle programs	(31)	(93)	(26)	(21)	—	(171)

Vehicle programs:
Decrease (increase) in program cash	—	14	—	(63)	—	(49)
Investment in vehicles	—	(84)	(163)	(6,689)	—	(6,936)
Payments received on investment in vehicles	—	193	6	5,205	—	5,404
Other, net	—	—	—	(6)	—	(6)

	—	123	(157)	(1,553)	—	(1,587)

Net cash provided by (used in) investing activities	(31)	30	(183)	(1,574)	—	(1,758)

Financing activities
Proceeds from borrowings	—	1,875	—	—	—	1,875
Net short-term borrowings	192	—	—	—	—	192
Issuances of common stock	36	—	—	—	—	36
Repurchases of common stock	(243)	—	—	—	—	(243)
Payment of dividends	(113)	—	—	—	—	(113)
Net intercompany transactions	(70)	(1,939)	295	1,693	21	—
Other, net	(4)	(21)	—	—	—	(25)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(202)	(85)	295	1,693	21	1,722

Vehicle programs:
Proceeds from borrowings	—	—	—	6,441	—	6,441
Principal payments on borrowings	—	—	(31)	(7,291)	—	(7,322)
Net change in short-term borrowings	—	—	—	104	—	104
Other, net	—	(22)	—	—	—	(22)

	—	(22)	(31)	(746)	—	(799)

Net cash provided by (used in) financing activities	(202)	(107)	264	947	21	923

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1)	—	(1)
Cash provided by discontinued operations(a)	261	—	—	—	—	261

Net increase (decrease) in cash and cash equivalents	(605)	111	23	25	21	(425)
Cash and cash equivalents, beginning of period	638	1	13	46	(152)	546

Cash and cash equivalents, end of period	$33	$112	$36	$71	$(131)	$121

(a)	See Consolidated Condensed Statements of Cash Flows for cash provided by discontinued operations from operating, investing and financing activities and effect of exchange rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before taxes. As discussed in Note 1 to the unaudited consolidated condensed financial statements, the Company’s financial statements for the three and six months ended June 30, 2006 have been restated. The accompanying management discussion and analysis gives effect to that restatement.

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

Our revenues are derived principally from car and truck rentals in our Company-owned operations and include (i) time and mileage (“T&M”) fees charged to our customers for vehicle rentals, (ii) reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations, and (iii) sales of loss damage waivers and insurance and rentals of GPS navigation units and other items in conjunction with vehicle rentals. We also earn royalty revenue from our franchisees in conjunction with their vehicle rental transactions.

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

We believe that the following trends, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which increased compared to second quarter 2006, and are expected to increase modestly throughout 2007, assuming there are no major disruptions in travel;

•	Rising per-unit car fleet costs, which we began to experience in 2005 and anticipate will continue with model-year 2008 vehicles;

•	Pricing increases, which we instituted throughout 2006 in response to rising fleet costs and intend to continue to pursue, where appropriate;

•	Our continued expansion in off-airport, or local market segments, including insurance replacement rentals;

•

Legislative changes in certain states that enable us to recover a greater percentage of airport concession and vehicle licensing fees, which will continue to favorably impact our year-over-year results throughout 2007; and

•	Demand for truck rentals, which can be impacted by household moving activity.

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

THREE MONTHS ENDED JUNE 30, 2007 VS. THREE MONTHS ENDED JUNE 30, 2006

Our consolidated results of operations comprised the following:

	Three Months Ended June 30,
	2007	2006	Change
Net revenues	$1,516	$1,454	$62
Total expenses	1,481	1,564	(83)

Income (loss) before income taxes	35	(110)	145
Provision (benefit) from income taxes	12	(46)	58

Income (loss) from continuing operations	23	(64)	87
Income from discontinued operations, net of tax	—	317	(317)
Gain (loss) on disposal of discontinued operations, net of tax	1	(1,307)	1,308

Net income (loss)	$24	$(1,054)	$1,078

During second quarter 2007, net revenues increased $62 million (4%) compared to second quarter 2006. Such change principally reflects an increase in T&M revenue within our car rental operations due to a 5% increase in rental days and an increase in ancillary revenues due to counter sales of insurance, GPS navigation unit rentals, fees charged to customers and other items. These increases were partially offset by a decrease in T&M revenue within our Truck Rental segment due to decreases in rental days and T&M revenue per day of 9% and 4%, respectively.

Total expenses decreased $83 million (5%), principally due to a $72 million (30%) reduction in corporate, general and administrative expenses resulting from the spin-offs of Realogy and Wyndham and the sale of Travelport in third quarter 2006. The decrease in total expenses also reflected (i) $65 million less interest expense related to corporate debt primarily resulting from the repayment of approximately $3.5 billion of such debt in third quarter 2006, and (ii) a $28 million reduction in separation-related costs. The separation costs related primarily to severance, retention and professional fees such as legal and accounting incurred in 2006. Operating expenses increased $56 million (8%) largely due to the 5% increase in car rental days and vehicle depreciation and lease charges increased $38 million (10%) resulting from growth in our fleet and higher per unit vehicle costs. As a result of these items, and offset by a $58 million reduction in our benefit from income taxes, our income from continuing operations increased $87 million.

Our effective tax rate for continuing operations was a provision of 34.3% and benefit of 41.8% for second quarter 2007 and 2006, respectively. The difference in our effective tax rate for 2007 was primarily due to changes in the New York State and Canadian tax laws.

Income from discontinued operations decreased $317 million, which reflects the absence in second quarter 2007 of net income generated in second quarter 2006 by Realogy, Wyndham and Travelport. We also recorded a $1.3 billion loss on disposal of discontinued operations in second quarter 2006, which primarily represents a loss on the disposal of Travelport and separation-related costs incurred by Realogy, Wyndham and Travelport.

As a result of the above-mentioned items, net income increased approximately $1.1 billion.

Following is a discussion of the results of each of our reportable segments during the three months ended June 30:

	Revenues			EBITDA
	2007	2006	% Change	2007	2006	% Change
Domestic Car Rental	$1,195	$1,132	6%	$59	$74	(20)%
International Car Rental	202	178	13	21	19	11
Truck Rental	114	129	(12)	10	18	(44)
Corporate and Other (a)	5	15	*	(3)	(96)	*

Total Company	$1,516	$1,454	4	87	15	*

Less: Non-vehicle related depreciation and amortization				20	28
Interest expense related to corporate debt, net				32	97

Income (loss) before income taxes				$35	$(110)	*

(*)	Not meaningful.
(a)

Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. EBITDA for 2007 and 2006 also reflects separation-related costs of $3 million and $31 million, respectively. In addition, EBITDA for 2006 reflects unallocated corporate expenses related to discontinued operations. Following the completion of the separation, we do not incur the majority of such costs.

Domestic Car Rental

Revenues increased $63 million (6%) and EBITDA decreased $15 million (20%), respectively, in second quarter 2007 compared with second quarter 2006. EBITDA margins were negatively impacted year-over-year by lower car rental time & mileage (“T&M”) revenue rates and increased fleet costs due to higher per unit fleet costs in 2007 as well as lower insurance costs in second quarter 2006 as favorable loss experience necessitated a reduction in insurance reserves.

The revenue increase of $63 million was comprised of a $24 million (3%) increase in T&M revenue and a $39 million (18%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 6% increase in rental days, partially offset by a 3% decrease in T&M revenue rates. The favorable effect of incremental T&M revenues was offset in EBITDA by $30 million (10%) of increased fleet depreciation and lease charges primarily resulting from increased per-unit fleet costs in 2007 and a 5% increase in average fleet size. The increase in per-unit fleet costs was limited to approximately 5% through a series of mitigating actions which included an increase in the portion of our car rental fleet that is not subject to manufacturer repurchase agreements and increasing our average hold periods. The $39 million increase in ancillary revenues was due primarily to (i) a $19 million increase in sales of loss damage waivers and insurance products, rentals of GPS navigation units and other items and (ii) an $18 million increase in airport concession and vehicle licensing revenues, $7 million of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities.

EBITDA also reflected a $45 million increase in operating expenses including (i) $29 million of additional expenses primarily associated with increased car rental volume and fleet size, including maintenance and damage costs, operating commissions and other items, (ii) a $12 million increase in insurance costs primarily due to the lower expense in 2006 as a result of favorable claims experience and of hurricane related insurance recoveries and (iii) $8 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other costs. These operating increases were partially offset by a $4 million gain on our gasoline hedges.

International Car Rental

Revenues and EBITDA increased $24 million (13%) and $2 million (11%), respectively, in second quarter 2007 compared with second quarter 2006, primarily due to increased car rental pricing and higher demand for car rentals.

The revenue increase of $24 million was comprised of a $16 million (12%) increase in car rental T&M revenue and an $8 million (16%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 9% increase in T&M revenue per day and a 3% increase in the number of days a car was rented. The total growth in revenue includes a $13 million increase in revenue related to favorable foreign currency exchange rate fluctuations, which increased T&M revenue per day by 7% and was substantially offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses. The favorable effect of incremental T&M revenues was also offset in EBITDA by an increase of $8 million (19%) in fleet depreciation and lease charges amid a 6% increase in the average size of our international rental fleet.

The $8 million increase in ancillary revenues was due primarily to an increase in counter sales of insurance and an increase in airport concession and vehicle licensing revenues, partially offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities. EBITDA also reflects higher operating expenses primarily due to increased car rental volume and fleet size, including vehicle maintenance and damage costs and, to a lesser extent, higher insurance expenses, and higher incremental expenses primarily representing inflationary increases in rent, salaries and wages and other costs.

Truck Rental

Revenues and EBITDA declined $15 million (12%) and $8 million (44%), respectively, for second quarter 2007 compared with second quarter 2006, primarily reflecting decreases in rental day volume and T&M revenue per day. EBITDA was also impacted by increased fleet costs.

Substantially all of the revenue decrease of $15 million was due to a decrease in T&M revenue, which reflected a 9% reduction in rental days and a 4% decrease in T&M revenue per day. The 9% reduction in rental days resulted primarily from declines in commercial volumes and a 9% reduction in the average size of our rental fleet. We believe these decreases reflect a soft housing market, historically high gasoline prices and growing competition in the commercial segment. Despite the reduction in the average size of our truck rental fleet, we incurred $1 million (2%) of incremental fleet depreciation, interest and lease charges primarily due to higher per-unit fleet costs. These items were offset by a $6 million decrease in our public liability and property damage costs as a result of more favorable claims experience and a reduction in rental days and other reductions in operating and commission expenses primarily due to reduced rental volumes.

SIX MONTHS ENDED JUNE 30, 2007 VS. SIX MONTHS ENDED JUNE 30, 2006

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2007	2006	Change
Net revenues	$2,881	$2,791	$90
Total expenses	2,834	2,999	(165)

Income (loss) before income taxes	47	(208)	255
Provision (benefit) from income taxes	12	(78)	90

Income (loss) from continuing operations	35	(130)	165
Income from discontinued operations, net of tax	—	532	(532)
Gain (loss) on disposal of discontinued operations, net of tax	1	(1,322)	1,323
Cumulative effect of accounting changes, net of tax	—	(64)	64

Net income (loss)	$36	$(984)	$1,020

During the six months ended June 30, 2007, our total revenues increased $90 million (3%) principally due to a 2% increase in T&M revenue reflecting a 3% increase in domestic and international car rental days, and an increase in ancillary revenues due to counter sales of insurance, GPS navigation unit rentals, fees charged to customers and other items. These increases were partially offset by a decrease in T&M revenue within our Truck Rental segment due to decreases in rental days and T&M revenue per day of 13% and 5%, respectively.

Total expenses decreased $165 million (6%) principally due to a reduction in corporate general and administrative expenses resulting from the spin-offs of Realogy and Wyndham and the sale of Travelport in third quarter 2006. The decrease in total expenses also reflected (i) $92 million less interest expense related to corporate debt resulting from the repayment of approximately $3.5 billion of such debt in third quarter 2006, partially offset by interest expense related to borrowings by Avis Budget Car Rental in second quarter 2006, and (ii) a $59 million reduction in separation-related charges. The separation charges related primarily to severance and retention and legal, accounting and other professional fees incurred in connection with the separation of Cendant into four independent companies. Operating expenses increased $71 million (5%) largely due to the 3% increase in car rental days and vehicle depreciation and lease charges increased $70 million (10%) resulting from higher per unit vehicle costs and growth in our fleet. Selling, general and administrative expenses decreased $119 million (27%) mainly due to the significant reduction in corporate expenses in 2006 following the disposition of our former Realogy, Wyndham and Travelport businesses. As a result of these items, and an offsetting $90 million reduction in our benefit from income taxes, our income from continuing operations increased $165 million.

Our effective tax rate for continuing operations was a provision of 25.5% and benefit of 37.5% for the six months ended June 30, 2007 and 2006, respectively. The decrease in our effective tax rate for 2007 was primarily due to an increase in the receivables due from Realogy and Wyndham in connection with the adoption of FIN 48 with a corresponding credit to the separation costs which is not subject to income tax; and a decrease for changes in the New York State and Canadian tax law.

Income from discontinued operations decreased $532 million, which reflects the absence in the six months ended June 30, 2007 of net income generated in first and second quarter 2006 by Realogy, Wyndham and Travelport. We also recorded a $1.3 billion loss on disposal of discontinued operations in second quarter 2006, which primarily represents a loss on the disposal of Travelport and separation-related costs incurred by Realogy, Wyndham and Travelport.

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

As a result of the above-mentioned items, net income increased approximately $1.0 billion.

Following is a discussion of the results of each of our reportable segments during the six months ended June 30:

	Revenues			EBITDA
	2007	2006	% Change	2007	2006	% Change
Domestic Car Rental	$2,279	$2,176	5%	$110	$105	5%
International Car Rental	393	352	12	45	42	7
Truck Rental	197	230	(14)	(1)	19	*
Corporate and Other (a)	12	33	*	1	(162)	*

Total Company	$2,881	$2,791	3	155	4	*

Less: Non-vehicle related depreciation and amortization				43	55
Interest expense related to corporate debt, net				65	157

Income (loss) before income taxes				$47	$(208)	*

(*)	Not meaningful.

(a)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. EBITDA for 2007 and 2006 also reflects separation-related costs (credits) of $(3) million and $56 million, respectively. In addition, EBITDA for 2006 reflects unallocated corporate expenses related to discontinued operations. Following the completion of the separation, we do not incur the majority of such costs.

Domestic Car Rental

Revenues increased $103 million (5%) while EBITDA increased $5 million (5%) in the six months ended June 30, 2007 compared with the same period in 2006. We experienced increased demand for car rentals throughout the period; however, EBITDA margin comparisons were negatively impacted by increased fleet costs.

The revenue increase of $103 million was comprised of a $41 million (2%) increase in T&M revenue and a $62 million (15%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 3% increase in rental days while T&M revenue per day was constant year over year. The favorable effect of incremental T&M revenues was offset in EBITDA by $57 million (10%) of increased fleet depreciation and lease charges primarily resulting from increased per-unit fleet costs in 2007 and a 2% increase in average fleet size. The increase in per-unit fleet costs was partially mitigated by an increase in the portion of our car rental fleet that is not subject to manufacturer repurchase agreements. The $62 million increase in ancillary revenues was due primarily to (i) a $32 million increase in sales of loss damage waivers and insurance products, rentals of GPS navigation units and other items and (ii) a $28 million increase in airport concession and vehicle licensing revenues, which was offset in EBITDA by $9 million of higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities.

EBITDA also reflected a $54 million increase in operating expenses including (i) $39 million of additional expenses primarily associated with increased car rental volume and fleet size, including maintenance and damage costs, operating commissions and other items and (ii) $17 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other costs. These operating increases were partially offset by an $8 million benefit from our gasoline hedges.

International Car Rental

Revenues and EBITDA increased $41 million (12%) and $3 million (7%), respectively, in the six months ended June 30, 2007 compared with the same period in 2006, primarily due to increased car rental pricing and higher demand for car rentals.

The revenue increase of $41 million was comprised of a $28 million (11%) increase in car rental T&M revenue and a $13 million (14%) increase in ancillary revenues. The increase in T&M revenue was principally driven by an 8% increase in T&M revenue per day and a 3% increase in the number of days a car was rented. The total growth in revenue includes a $19 million increase in revenue related to favorable foreign currency exchange rate fluctuations, which increased T&M revenue per day by 5% and was largely offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses. The favorable effect of incremental T&M revenues was partially offset in EBITDA by $10 million (12%) of increased fleet depreciation and lease charges principally resulting from an increase of 5% in the average size of our international rental fleet and increased per-unit fleet costs. The $13 million increase in ancillary revenues was due primarily to (i) a $7 million increase in counter sales of insurance and other items and (ii) a $5 million increase in airport concession and vehicle licensing revenues, which was all offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities.

EBITDA also reflected $16 million of incremental operating expenses primarily representing inflationary increases in salaries and wages, rent and other costs, and increased vehicle maintenance and damage costs and incremental commission and insurance costs related to increased car rental volumes.

Truck Rental

Revenues and EBITDA declined $33 million (14%) and $20 million, respectively, for the six months ended June 30, 2007 compared with the same period in 2006, primarily reflecting decreases in rental day volume and T&M revenue per day. EBITDA was also impacted by increased fleet costs.

Substantially all of the revenue decrease of $33 million was due to a decrease in T&M revenue, which reflected a 13% reduction in rental days and a 5% decrease in T&M revenue per day. The 13% reduction in rental days resulted primarily from declines in commercial volumes and an 8% reduction in the average size or our rental fleet. We believe these decreases reflect a soft housing market, historically high gasoline prices and growing competition in the commercial segment. Despite the reduction in the average size of our truck rental fleet, we incurred $2 million (4%) of incremental fleet depreciation, interest and lease charges primarily due to higher per-unit fleet costs. These items were offset by (i) a $8 million reduction in our insurance costs as a result of more favorable claims experience and a reduction in rental days and (ii) a decrease of $10 million in operating expenses primarily due to operating a smaller and more efficient fleet and reduced rental volumes.

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

FINANCIAL CONDITION

	June 30, 2007	December 31, 2006	Change
Total assets exclusive of assets under vehicle programs	$5,542	$5,571	$(29)
Total liabilities exclusive of liabilities under vehicle programs	3,872	4,149	(277)
Assets under vehicle programs	9,834	7,700	2,134
Liabilities under vehicle programs	8,974	6,679	2,295
Stockholders’ equity	2,530	2,443	87

Total assets exclusive of assets under vehicle programs decreased $29 million principally due to a $99 million decrease in other current assets and other non-current assets primarily as a result of the sale of our preferred stock investment in Affinion, and a $99 million reduction in receivables due from Realogy and Wyndham which relate to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation and to services performed under the Transition Services Agreement. These decreases were partially offset by a $73 million increase in accounts receivable due to additional vehicle manufacturer incentives outside of our vehicle programs and a $55 million increase in cash and cash equivalents (see “Liquidity and Capital Resources – Cash Flows” for a detailed discussion).

Total liabilities exclusive of liabilities under vehicle programs decreased $277 million primarily due to (i) a $116 million decrease in income taxes payable, (ii) a $99 million decrease in balances due to Realogy and Wyndham related to our preferred stock investment in Affinion, (iii) a $64 million decrease in accrued payroll related costs, (iv) a $39 million decrease in our corporate debt, and (v) a $59 million reduction in liabilities for which we are indemnified by Realogy and Wyndham. These decreases were partially offset by an $83 million increase in other liabilities primarily related to the adoption of FIN 48 for which we are entitled to indemnification by Realogy and Wyndham.

Assets under vehicle programs increased approximately $2.1 billion as a result of approximately $2.3 billion of net additions primarily to our Domestic and International vehicle rental fleets, primarily due to seasonal increases in demand, partially offset by a $134 million decrease in amounts due from vehicle manufacturers.

Liabilities under vehicle programs increased approximately $2.3 billion, primarily reflecting additional borrowings to support the growth in our vehicle rental fleet described above. See “Liquidity and Capital Resources-Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $87 million primarily due to (i) net income of $36 million generated during the six months ended June 30, 2007, (ii) a $49 million increase in accumulated other comprehensive income related to unrealized gains on cash flow hedges and foreign currency translation adjustments and (iii) $45 million related to the exercise of employee stock options. These increases were partially offset by a $28 million transfer of funds to Realogy and Wyndham in accordance with the Separation Agreement and an $18 million charge to stockholders’ equity as a result of the adoption of FIN 48.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At June 30, 2007, we had $227 million of cash on hand, an increase of $55 million from $172 million at December 31, 2006. The following table summarizes such increase:

	Six Months Ended June 30,
	2007	2006	Change
Cash provided by (used in):
Operating activities	$771	$150	621
Investing activities	(2,767)	(1,758)	(1,009)
Financing activities	2,048	923	1,125
Effect of exchange rate changes	3	(1)	4
Cash provided by discontinued operations	—	261	(261)

Net change in cash and cash equivalents	$55	$(425)	$480

During the six months ended June 30, 2007, we generated $621 million more cash from operating activities in comparison to the same period in 2006. This change principally reflects (i) an increase in operating results in the six months ended June 30, 2007 primarily due to reduced separation costs, (ii) decreased interest expense and a $321 million increase related to income taxes and deferred income taxes, and (iii) reduced capital working requirements.

We used approximately $1 billion more cash in investing activities during the six months ended June 30, 2007 compared with the same period in 2006. This change primarily reflects the activities of our vehicle programs, which used approximately $1.2 billion more cash in the six months ended June 30, 2007 due to timing of vehicle purchases principally within our Domestic Car Rental operations and due to current and projected increases in demand. Our capital expenditures in the six months ended June 30, 2007 were relatively consistent with the same period in 2006 and are anticipated to approximate $90 million in 2007.

We generated approximately $1.1 billion more cash from financing activities during the six months ended June 30, 2007 in comparison with the same period in 2006. This change primarily reflects an approximately $2.8 billion increase in net borrowings under our vehicle programs to fund the acquisition of vehicles discussed above and a reduction in cash utilized for net repurchases of common stock and dividend payments of $246 million and $113 million, respectively. These incremental cash inflows were partially offset by (i) the absence of $1,875 million of proceeds received in connection with the issuance of fixed and floating rate notes in April 2006, (ii) $192 million of short-term borrowings in the six months ended June 30, 2006 under the Company’s former $3.0 billion revolving credit agreement and (iii) the utilization of $39 million to repay corporate debt during the six months ended June 30, 2007.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2007, we had approximately $9.2 billion of indebtedness (including corporate indebtedness of approximately $1.8 billion and debt under vehicle programs of approximately $7.4 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of June 30, 2007	As of December 31, 2006	Change
Floating rate term loan	April 2012	$800	$838	$(38)
Floating rate notes	May 2014	250	250	—
7 5/8% notes	May 2014	375	375	—
7 3/4% notes	May 2016	375	375	—

		1,800	1,838	(38)
Other		3	4	(1)

		$1,803	$1,842	$(39)

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP), LLC):
		As of June 30, 2007	As of December 31, 2006	Change
Debt due to Avis Budget Rental Car Funding (a)		$6,321	$4,511	$1,810
Budget Truck financing:
Budget Truck Funding program (b)		247	135	112
Capital leases		231	257	(26)
Other (c)		565	367	198

		$7,364	$5,270	$2,094

(a)

The change in the balance at June 30, 2007 principally reflects (i) increased borrowings under our extendible commercial paper program and conduit facility during the six months ended June 30, 2007 and (ii) the issuance of vehicle-backed floating rate notes at various interest rates during second quarter 2007 to support the acquisition of rental vehicles within our domestic car rental operations.

(b)	The change in the balance at June 30, 2007 primarily reflects incremental borrowings during second quarter 2007 to support the acquisition of rental vehicles within the Budget Truck rental fleet.
(c)

The change in the balance at June 30, 2007 primarily reflects incremental borrowings under our bank loan and commercial paper conduit facilities to support the acquisition of vehicles in our international operations.

As of June 30, 2007, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$441	$1,059
Letter of credit facility (b)	303	—	303	—

(a)	This secured revolving credit facility was entered into by Avis Budget Car Rental, LLC in April 2006, has a five year term and currently bears interest at one month LIBOR plus 125 basis points.
(b)	Final maturity date is July 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at June 30, 2007:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,266	$6,321	$945
Budget Truck financing:
Budget Truck Funding program (c)	400	247	153
Capital leases (d)	231	231	—
Other (e)	1,203	565	638

	$9,100	$7,364	$1,736

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)

The outstanding debt is collateralized by approximately $8.3 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase and guaranteed depreciation agreements) and related assets.

(c)	The outstanding debt is collateralized by $275 million of underlying vehicles and related assets.
(d)

In connection with these capital leases, there are corresponding unamortized assets of $241 million classified within vehicles, net on the Company’s Consolidated Condensed Balance Sheet as of June 30, 2007.

(e)	The outstanding debt is collateralized by $1.1 billion of underlying vehicles and related assets.

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

Our liquidity position may be negatively affected by unfavorable conditions in the vehicle rental industry. Additionally, our liquidity as it relates to vehicle programs, could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs and (ii) increased costs associated with the principal financing program for our vehicle rental operations if General Motors Corporation or Ford Motor Company is not able to honor its obligations to repurchase the related vehicles. Our liquidity may also be negatively impacted if either Realogy or Wyndham is unable to financially meet its indemnification and other obligations under the Separation Agreement and the Transition Services Agreement. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios or other requirements.

Additionally, we monitor the maintenance of required financial ratios and, as of June 30, 2007, we were in compliance with all financial covenants under our credit facilities.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2006 Annual Report on Form 10-K filed on March 1, 2007, with the exception of our commitment to purchase vehicles, which decreased by approximately $1 billion from the amount previously disclosed to approximately $7.1 billion at June 30, 2007. Any changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section entitled “Liquidity and Capital Resources – Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.

As of June 30, 2007, our unrecognized tax benefits totaled $558 million including the impact of the adoption of FIN 48. A reduction in the unrecognized tax benefits may occur upon settlement with tax authorities, including the IRS. The IRS has begun to examine our taxable years 2003 through 2006. While the ultimate settlement date is uncertain, we believe it is reasonably possible that examination for the taxable years 2003 through 2006 will conclude in 2010.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2006 Annual Report on Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, income taxes, financial instruments, public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2007 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

During the six months ended June 30, 2007, we adopted the following standard as a result of the issuance of a new accounting pronouncement:

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

We will adopt the following recently issued standards as required:

•	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

•	SFAS No. 157, “Fair Value Measurements”

For detailed information regarding these pronouncements and the impact thereof on our business, see Note 1 – Basis of Presentation and Recently Issued Accounting Pronouncements to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2007 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Internal Controls Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Previously Reported Matters

The following summarizes material developments that have occurred in our previously reported legal proceedings.

With respect to the consolidated class action In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.), the case, with respect to claims related to Ernst & Young, has been scheduled for trial in the District Court for the District of New Jersey on March 4, 2008. In addition, as a result of settlements in two of the lawsuits related to the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC International business units, there are now three lawsuits that remain unresolved in addition to the matter referenced above.

Item 4.	Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of Stockholders on May 21, 2007, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 4, 2007, a copy of which has been filed previously with the Securities and Exchange Commission, at which our stockholders approved the election of eight directors for a term of one year, ratified the appointment of Deloitte & Touche LLP as the auditors of the financial statements for fiscal year 2007 and approved the Avis Budget Group, Inc. 2007 Equity and Incentive Plan. Set forth below are the voting results from the Annual Meeting.

Proposal 1:	To elect eight directors for a one-year term.

Results:

	In Favor	Withheld
Ronald L. Nelson	84,748,796	4,868,469
Mary C. Choksi	87,013,425	2,603,840
Leonard S. Coleman	85,852,955	3,764,310
Martin L. Edelman	74,239,301	15,377,964
Lynn Krominga	85,886,930	3,730,335
Sheli Z. Rosenberg	76,580,381	13,036,884
F. Robert Salerno	83,887,319	5,729,946
Stender E. Sweeney	85,874,948	3,742,317

Proposal 2:	To ratify the appointment of Deloitte & Touche LLP as Avis Budget Group’s Independent Auditors for the year ending December 31, 2007.

Results:

	For	Against	Abstain
	86,977,927	2,614,426	24,912

Proposal 3: To approve the Avis Budget Group, Inc. 2007 Equity and Incentive Plan.

Results:
For	Against	Abstain	Broker Non-Vote
55,202,228	19,617,355	73,293	14,724,389

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: August 8, 2007	/s/ David B. Wyshner
David B. Wyshner Executive Vice President, Chief Financial Officer and Treasurer

Date: August 8, 2007	/s/ Brett Weinblatt
Brett Weinblatt Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006.

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2006).

10.1	Series 2007-2 Supplement, dated as of June 6, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as issuer and The Bank of New York Trust Company, N.A., as trustee and Series 2007-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 between Cendant Rental Car Funding (AESOP) LLC (now known as Avis Budget Rental Car Funding (AESOP) LLC), as issuer and The Bank of New York Trust Company, N.A., as trustee, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2007).

10.2	Avis Budget Group, Inc. 2007 Equity and Incentive Plan.

10.3	Extension Letter Related to the Series 2006-1 Supplement, dated as of May 11, 2006 among Budget Truck Funding, LLC, as Issuer, Budget Truck Rental, LLC, as Administrator, Deutsche Bank Securities, Inc., as Administrative Agent, Certain CP Conduit Purchasers, Certain Funding Agents, Certain APA Banks and The Bank of New York Trust Company, N.A., as Trustee, as Series 2006-1 Agent and Securities Intermediary, to the Base Indenture, dated as of May 11, 2006 between Budget Truck Funding, LLC, as Issuer and The Bank of New York Trust Company, N.A., as Trustee.

10.4	Amendment No. 1, dated as of May 16, 2007, to the Series 2006-1 Supplement, dated as of May 11, 2006 among Budget Truck Funding, LLC, as Issuer, Budget Truck Rental, LLC, as Administrator, Deutsche Bank Securities, Inc., as Administrative Agent, Certain CP Conduit Purchasers, Certain Funding Agents, Certain APA Banks and The Bank of New York Trust Company, N.A., as Trustee, as Series 2006-1 Agent and Securities Intermediary, to the Base Indenture, dated as of May 11, 2006 between Budget Truck Funding, LLC, as Issuer and The Bank of New York Trust Company, N.A., as Trustee.

10.5	Amendment No. 1, dated as of May 16, 2007, to the Base Indenture, dated as of May 11, 2006 between Budget Truck Funding, LLC, as Issuer and The Bank of New York Trust Company, N.A., as Trustee.

10.6	Supplemental Indenture No. 2, dated as of May 9, 2007, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, between Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee.

10.7	Second Amendment, dated as of the May 9, 2007, to the Amended and Restated Loan Agreement, dated as of June 3, 2004, between AESOP Leasing L.P., as Borrower and Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Lender.

10.8	Second Amendment, dated as of May 9, 2007, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as Permitted Nominee, Quartx Fleet Management Inc., as Permitted Nominee and Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Lender.

10.9	Third Amendment, dated as of May 9, 2007, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004, between AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC (formerly known as Cendant Car Rental Group, LLC, formerly known as Cendant Car Rental Group, Inc.), individually as Lessee and as the Administrator.

10.10	Third Amendment, dated as of May 9, 2007, to the Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004, between AESOP Leasing Corp. II, as lessor and Avis Budget Car Rental, LLC, individually as Lessee and as the Administrator.

10.11	Third Amendment, dated as of May 9, 2007, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, Administrator and Finance Lease Guarantor, Avis Rent A Car System, LLC (formerly known as Avis Rent A Car System, Inc.), as Lessee and Budget Rent A Car System, Inc., as Lessee.

10.12	First Amendment, dated as of May 9, 2007, to the Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing Corp. II, as Borrower, AESOP Leasing Corp., as Permitted Nominee and Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Lender.

10.13	Fifth Amendment, dated as of May 9, 2007, to the Amended and Restated Series 2000-2 Supplement, dated as of June 29, 2001, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer, The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2000-2 Agent, to the Base Indenture.

10.14	Fourth Amendment, dated as of May 9, 2007, to the Series 2002-1 Supplement, dated as of July 25, 2002, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2002-1 Agent, to the Base Indenture.

10.15	Ninth Amendment, dated as of May 9, 2007, to the Amended and Restated Series 2002-2 Supplement, dated as of November 22, 2002, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N. A. (formerly known as JPMorgan Chase Bank), as Administrative Agent, the CP Conduit Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2002-2 Agent, to the Base Indenture.

10.16	Tenth Amendment, dated as of May 9, 2007, to the Series 2002-3 Supplement, dated as of September 12, 2002, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent, the CP Conduit Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2002-3 Agent, to the Base Indenture.

10.17	Third Amendment, dated as of May 9, 2007, to the Series 2003-2 Supplement, dated as of March 6, 2003, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2003-2 Agent, to the Base Indenture.

10.18	Third Amendment, dated as of May 9, 2007, to the Series 2003-3 Supplement, dated as of May 6, 2003, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2003-3 Agent, to the Base Indenture.

10.19	Third Amendment, dated as of May 9, 2007, to the Series 2003-4 Supplement, dated as of June 19, 2003, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2003-4 Agent, to the Base Indenture.

10.20	Third Amendment, dated as of May 9, 2007, to the Series 2003-5 Supplement, dated as of October 9, 2003, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2003-5 Agent, to the Base Indenture.

10.21	First Amendment, dated as of May 9, 2007, to the Second Amended and Restated Series 2004-1 Supplement, dated as of June 27, 2006, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer, Avis Budget Car Rental, LLC, as Administrator, Mizuho Corporate Bank, Ltd., as Administrative Agent, the financial institutions named therein, as Purchasers and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2004-1 Agent, to the Base Indenture.

10.22	Third Amendment, dated as of May 9, 2007, to the Series 2004-2 Supplement, dated as of February 18, 2004, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2004-2 Agent, to the Base Indenture.

10.23	Second Amendment, dated as of May 9, 2007, to the Series 2005-1 Supplement, dated as of February 25, 2005, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-1 Agent, to the Base Indenture.

10.24	Second Amendment, dated as of May 9, 2007, to the Series 2005-2 Supplement, dated as of March 22, 2005, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-2 Agent, to the Base Indenture.

10.25	Second Amendment, dated as of May 9, 2007, to the Series 2005-4 Supplement, dated as of June 1, 2005, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-4 Agent, to the Base Indenture.

10.26	First Amendment, dated as of May 9, 2007, to the Series 2006-1 Supplement, dated as of January 11, 2006, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2006-1 Agent, to the Base Indenture.

10.27	First Amendment, dated as of May 9, 2007, to the Series 2006-2 Supplement, dated as of June 2, 2006, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2006-2 Agent, to the Base Indenture.

10.28	First Amendment, dated as of May 9, 2007, to the Series 2007-1 Supplement, dated as of May 1, 2007, by and among Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as Issuer, Avis Budget Car Rental, LLC, as Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, the CP Conduit Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2007-1 Agent, to the Base Indenture.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Cendant Corporation is now known as Avis Budget Group, Inc.