Form 10-Q
period 2007-09-30
AVIS BUDGET GROUP, INC.
filed 2007-11-08
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the issuer’s common stock was 103,829,295 shares as of October 31, 2007.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various facts and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the high level of competition in the vehicle rental industry and the impact such competition may have on pricing and rental volume;

•	an increase in the cost of new vehicles;

•	a decrease in our ability to acquire or dispose of cars generally through repurchase or guaranteed depreciation programs and/or dispose of vehicles through sales of vehicles in the used car market;

•	a decline in the results of operations or financial condition of the manufacturers of our cars;

•	a downturn in airline passenger traffic in the United States or in the international locations in which we operate;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the markets in which we operate;

•	our dependence on third-party distribution channels;

•	a disruption or decline in rental activity, particularly during our peak season or in key market segments;

•	a disruption in our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market;

•	a significant increase in interest rates or in borrowing costs;

•	our failure to increase or decrease appropriately the size of our fleet due to the seasonal nature of our business;

•	our ability to accurately estimate our future results;

•	our ability to implement our strategy for growth;

•	a major disruption in our communication or centralized information networks;

•	our failure or inability to comply with regulations or any changes in regulations;

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services;

•	risks inherent in the restructuring of the operations of Budget Truck Rental;

•

risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, the restrictive covenants in agreements and instruments governing our debt and the amount of cash required to service all of our indebtedness; and

•

the terms of agreements among us and the former real estate, hospitality and travel distribution businesses following the separation of those businesses from us during third quarter 2006, when we were known as Cendant Corporation, including the allocation of assets and liabilities, including contingent liabilities and guarantees, commercial arrangements, the performance of each of the separated companies’ obligations under these agreements, and the former real estate business’ right to control the process for resolving disputes related to contingent liabilities and assets.

Other factors and assumptions not identified above, including those described under “Risk Factors” set forth in Item 1A of our 2006 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above, as well as those described under “Risk Factors” set forth in Item 1A of our 2006 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 (Restated)	2007	2006
Revenues
Vehicle rental	$1,348	$1,253	$3,600	$3,469
Other	371	313	1,000	889

Net revenues	1,719	1,566	4,600	4,358

Expenses
Operating	835	778	2,331	2,204
Vehicle depreciation and lease charges, net	441	383	1,205	1,077
Selling, general and administrative	176	224	504	670
Vehicle interest, net	96	87	237	253
Non-vehicle related depreciation and amortization	21	25	64	81
Interest expense related to corporate debt, net:
Interest expense	31	50	97	206
Early extinguishment of debt	—	313	—	313
Separation costs, net	3	167	—	223

Total expenses	1,603	2,027	4,438	5,027

Income (loss) before income taxes	116	(461)	162	(669)
Provision (benefit) from income taxes	53	(136)	64	(214)

Income (loss) from continuing operations	63	(325)	98	(455)
Income (loss) from discontinued operations, net of tax	(3)	(54)	(3)	478
Gain (loss) on disposal of discontinued operations, net of tax	43	(634)	45	(1,956)

Income (loss) before cumulative effect of accounting changes	103	(1,013)	140	(1,933)
Cumulative effect of accounting changes, net of tax	—	—	—	(64)

Net income (loss)	$103	$(1,013)	$140	$(1,997)

Earnings per share
Basic
Income (loss) from continuing operations	$0.60	$(3.23)	$0.95	$(4.53)
Net income (loss)	1.00	(10.07)	1.36	(19.88)

Diluted
Income (loss) from continuing operations	$0.60	$(3.23)	$0.94	$(4.53)
Net income (loss)	0.99	(10.07)	1.34	(19.88)

See Notes to Consolidated Condensed Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$302	$172
Receivables, net	464	363
Deferred income taxes	14	7
Other current assets	640	1,264

Total current assets	1,420	1,806

Property and equipment, net	502	486
Deferred income taxes	131	226
Goodwill	2,195	2,193
Other intangibles, net	758	739
Other non-current assets	739	121

Total assets exclusive of assets under vehicle programs	5,745	5,571

Assets under vehicle programs:
Program cash	20	14
Vehicles, net	8,484	7,049
Receivables from vehicle manufacturers and other	358	276
Investment in Avis Budget Rental Car Funding (AESOP), LLC – related party	304	361

	9,166	7,700

Total assets	$14,911	$13,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,260	$1,855
Current portion of long-term debt	11	29

Total current liabilities	1,271	1,884

Long-term debt	1,789	1,813
Other non-current liabilities	1,012	452

Total liabilities exclusive of liabilities under vehicle programs	4,072	4,149

Liabilities under vehicle programs:
Debt	1,171	759
Debt due to Avis Budget Rental Car Funding (AESOP), LLC—related party	5,765	4,511
Deferred income taxes	1,247	1,206
Other	71	203

	8,254	6,679

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 1 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 136,677,887 and 135,498,121 shares	1	1
Additional paid-in capital	9,338	9,664
Retained earnings (accumulated deficit)	(464)	(586)
Accumulated other comprehensive income	84	68
Treasury stock, at cost— 32,734,324 and 34,306,694 shares	(6,374)	(6,704)

Total stockholders’ equity	2,585	2,443

Total liabilities and stockholders’ equity	$14,911	$13,271

See Notes to Consolidated Condensed Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income (loss)	$140	$(1,997)
Adjustments to arrive at income (loss) from continuing operations	(42)	1,542

Income (loss) from continuing operations	98	(455)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	64	81
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(41)	(36)
Income taxes and deferred income taxes	67	(455)
Accounts payable and other current liabilities	(33)	(60)
Other, net	12	(83)

Net cash provided by (used in) continuing operating activities exclusive of vehicle programs	167	(1,008)

Vehicle programs:
Vehicle depreciation	1,205	1,027

Net cash provided by continuing operating activities	1,372	19

Investing Activities
Property and equipment additions	(70)	(64)
Net assets acquired, net of cash acquired, and acquisition-related payments	(6)	(116)
Proceeds received on asset sales	12	16
Proceeds from sale of investment	106	—
Payments made to Realogy and Wyndham, net	(94)	—
Proceeds from dispositions of businesses, net of transaction-related payments	—	4,035
Other, net	(37)	6

Net cash provided by (used in) investing activities exclusive of vehicle programs	(89)	3,877

Vehicle programs:
Decrease (increase) in program cash	(6)	8
Investment in vehicles	(8,522)	(9,249)
Payments received on investment in vehicles	5,782	8,224
Other, net	—	(12)

	(2,746)	(1,029)

Net cash provided by (used in) investing activities	(2,835)	2,848

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Nine Months Ended September 30,
	2007	2006
Financing Activities
Proceeds from borrowings	—	1,875
Principal payments on borrowings	(42)	(3,580)
Issuances of common stock	49	43
Repurchases of common stock	—	(243)
Payment of dividends	—	(113)
Other, net	—	(39)

Net cash provided by (used in) financing activities exclusive of vehicle programs	7	(2,057)

Vehicle programs:
Proceeds from borrowings	8,218	8,521
Principal payments on borrowings	(6,793)	(10,487)
Net change in short-term borrowings	160	133
Other, net	(5)	(13)

	1,580	(1,846)

Net cash provided by (used in) financing activities	1,587	(3,903)

Effect of changes in exchange rates on cash and cash equivalents	6	(1)

Cash provided by (used in) discontinued operations
Operating activities	—	463
Investing activities	—	(742)
Financing activities	—	1,137
Effect of exchange rate changes	—	12

Cash provided by discontinued operations	—	870

Net increase (decrease) in cash and cash equivalents	130	(167)
Cash and cash equivalents, beginning of period	172	546

Cash and cash equivalents, end of period	$302	$379

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

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K filed on March 1, 2007.

Reclassifications. The Consolidated Condensed Statement of Operations for the three months ended September 30, 2006 has been labeled Restated to reflect a classification correction between the Operating and the Selling, general and administrative expense lines. Operating expense has been reduced from $823 million to $778 million and Selling, general and administrative expense has been increased from $179 million to $224 million for the three months ended September 30, 2006. This reclassification did not have any impact on the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2006. This reclassification also had no effect on total expenses, loss before income taxes, benefit from income taxes, loss from continuing operations, net loss or earnings per share.

During the three months ended September 30, 2007, the Company recorded a reclassification between Treasury stock and Additional paid-in capital within the Stockholders’ equity section as presented in the Consolidated Condensed Balance Sheet at September 30, 2007 to reflect the issuance of newly issued shares, rather than treasury shares, upon option exercises and vesting of restricted stock units during the three months ended June 30, 2007. Treasury stock was increased by $32 million with a related decrease to additional paid-in capital and had no impact to total stockholders’ equity.

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

Discontinued Operations. In connection with the separation of Cendant into four independent companies (the “Cendant Separation”), the Company completed the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) on July 31, 2006 and completed the sale of Travelport, Inc. (“Travelport”) on August 23, 2006. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the account balances and activities of Realogy, Wyndham and Travelport have been segregated and reported as discontinued operations for the three and nine months ended September 30, 2006. Summarized financial data for the aforementioned businesses are provided in Note 2—Discontinued Operations.

Separation. During the three months ended September 30, 2007, the Company incurred costs of $3 million in connection with the Cendant Separation. Such costs consisted primarily of professional and consulting fees. Separation expenses were insignificant in the nine months ended September 30, 2007 as they include a $14 million credit for tax-related receivables from Realogy and Wyndham recognized in connection with the adoption of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), discussed below. For the three and nine months ended September 30, 2006, the Company incurred costs of $480 million and $536 million, respectively, in connection with the separation. Such costs are as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Early extinguishment of corporate debt	$313	$313
Stock-based compensation	71	79
Severance and retention	51	65
Insurance	14	14
Asset write-offs	11	19
Legal, accounting and other professional fees	11	34
Other	9	12

	$480	$536

Changes in Accounting Policies during 2007

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 effective January 1, 2007, as required, and recorded an after tax charge to stockholders’ equity of $18 million, which represents the recognition of $10 million of accrued interest and an increase of $8 million in the liability for unrecognized tax benefits. The Company is entitled to indemnification from Realogy and Wyndham for additional tax related liabilities of $14 million recognized as a result of the adoption of FIN 48. Accordingly, the Company recorded a $14 million credit, within the separation costs, net line item on the accompanying Consolidated Condensed Statement of Operations for first quarter 2007, reflecting the recognition of receivables from Realogy and Wyndham for such tax-related matters. At September 30, 2007, certain income tax payable balances have been classified as long term liabilities and certain receivables from Realogy and Wyndham have been classified as non-current assets (see Note 9—Other Current Assets and Note 10—Accounts Payable and Other Current Liabilities).

Including the impact of the adoption of FIN 48 discussed above, the Company’s unrecognized tax benefits totaled $559 million and were reclassified to long-term income taxes payable as of January 1, 2007. If recognized, substantially all would affect the annual effective income tax rate. The Company’s unrecognized tax benefits were offset by net operating loss carryforwards and tax credits in the amount of $32 million and $104 million, respectively.

During the nine months ended September 30, 2007, the Company’s unrecognized tax benefits increased by $19 million. As of September 30, 2007, the unrecognized tax benefits in the long-term income taxes payable were $442 million. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within twelve months.

Including the impact of the adoption of FIN 48 discussed above, the Company’s accrual for the payment of potential interest associated with uncertain tax positions was $26 million as of January 1, 2007. During the nine months ended September 30, 2007, the Company recorded additional liabilities of $15 million for the payment of interest, which had minimal impact on the Company’s results of operations as the Company is substantially entitled to indemnification for such liabilities and recognized corresponding receivables from Realogy and Wyndham. The Company recognizes potential interest and the corresponding indemnifications from Realogy and Wyndham, related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Condensed Statements of Operations. Penalties incurred during the nine months ended September 30, 2007, were not significant and recognized as a component of income taxes.

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

The $3 million loss from discontinued operations, net of tax for the three and nine months ended September 30, 2007 represents a tax charge due to an increase in non-deductible expenses on discontinued operations. The $43 million and $45 million gain on disposal of discontinued operations, net of tax for the three and nine months ended September 30, 2007, respectively, primarily represents a tax benefit realized as a result of certain elections made in connection with the Travelport disposition on the income tax returns filed during the third quarter 2007.

Summarized statement of operations data for discontinued operations for the three and nine months ended September 30, 2006 is as follows:

Three Months Ended September 30, 2006

	Marketing Services Division(a)	Realogy(b)	Wyndham(b)(c)	Travelport(b)(d)
Net revenues	$—	$527	$336	$520

Income before income taxes	$—	$77	$88	$35
Provision for income taxes	—	31	182	41

Income (loss) from discontinued operations, net of tax	$—	$46	$(94)	$(6)

Gain (loss) on disposal of discontinued operations	$(5)	$(60)	$(68)	$(137)
Provision (benefit) from income taxes	31	(19)	(21)	373

Gain (loss) on disposal of discontinued operations, net of tax	$(36)	$(41)	$(47)	$(510)

				Total
Net revenues				$1,383

Income before income taxes				$200
Provision for income taxes				254

Income (loss) from discontinued operations, net of tax				$(54)

Gain (loss) on disposal of discontinued operations				$(270)
Provision (benefit) from income taxes				364

Gain (loss) on disposal of discontinued operations, net of tax				$(634)

(a)	Represents payments in connection with a guarantee obligation made to the Company’s former Marketing Services division and a tax charge primarily related to state taxes prior to disposition.
(b)	Results are through dates of disposition.
(c)	The provision for income taxes reflects a $158 million charge associated with separating the vacation ownership business from the Company in connection with the spin-off of Wyndham.
(d)	The loss incurred on the disposal of Travelport includes a tax charge related to asset basis differences resulting from the 2001 acquisition of a Travelport subsidiary.

Nine Months Ended September 30, 2006

	Wright Express(a)	Marketing Services Division(b)	Realogy(c)(f)	Wyndham(c)(d)(f)
Net revenues	$—	$—	$3,856	$2,052

Income before income taxes	$—	$—	$445	$377
Provision for income taxes	—	—	172	288

Income from discontinued operations, net of tax	$—	$—	$273	$89

Gain (loss) on disposal of discontinued operations	$9	$(15)	$(74)	$(83)
Provision (benefit) from income taxes	3	27	(22)	(25)

Gain (loss) on disposal of discontinued operations, net of tax	$6	$(42)	$(52)	$(58)

			Travelport(e)(f)	Total
Net revenues			$1,859	$7,767

Income before income taxes			$170	$992
Provision for income taxes			54	514

Income from discontinued operations, net of tax			$116	$478

Gain (loss) on disposal of discontinued operations			$(1,463)	$(1,626)
Provision (benefit) from income taxes			347	330

Gain (loss) on disposal of discontinued operations, net of tax			$(1,810)	$(1,956)

(a)

Represents payments received from Wright Express in connection with a tax receivable agreement pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. Pursuant to the Separation Agreement among the Company, Realogy, Wyndham and Travelport entered into in connection with the Cendant Separation, the Company began to distribute all such payments received from Wright Express to Realogy and Wyndham following the Cendant Separation.

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

(f)	Results are through dates of disposition.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$63	$(325)	$98	$(455)
Income (loss) from discontinued operations, net of tax	(3)	(54)	(3)	478
Gain (loss) on disposal of discontinued operations, net of tax	43	(634)	45	(1,956)
Cumulative effect of accounting changes, net of tax	—	—	—	(64)

Net income (loss)	$103	$(1,013)	$140	$(1,997)

Basic weighted average shares outstanding (a)	103.9	100.6	102.9	100.5
Stock options, warrants and restricted stock units (b)	1.1	—	1.2	—

Diluted weighted average shares outstanding (a)	105.0	100.6	104.1	100.5

Earnings per share:
Basic
Income (loss) from continuing operations	$0.60	$(3.23)	$0.95	$(4.53)
Income (loss) from discontinued operations	(0.02)	(0.54)	(0.03)	4.76
Gain (loss) on disposal of discontinued operations	0.42	(6.30)	0.44	(19.48)
Cumulative effect of accounting changes	—	—	—	(0.63)

Net income (loss)	$1.00	$(10.07)	$1.36	$(19.88)

Diluted
Income (loss) from continuing operations	$0.60	$(3.23)	$0.94	$(4.53)
Income (loss) from discontinued operations	(0.02)	(0.54)	(0.03)	4.76
Gain (loss) on disposal of discontinued operations	0.41	(6.30)	0.43	(19.48)
Cumulative effect of accounting changes	—	—	—	(0.63)

Net income (loss)	$0.99	$(10.07)	$1.34	$(19.88)

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

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Options (a)	6.0	8.6	4.8	8.4
Warrants	0.2	0.2	0.2	0.2

(a)

The weighted average exercise price for anti-dilutive options for the three and nine months ended September 30, 2007 was $32.97 and $34.76, respectively. At September 30, 2006, all outstanding stock options were anti-dilutive, as the Company incurred a loss from continuing operations.

4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Condensed Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of the businesses acquired by the Company have been included in the Company’s Consolidated Condensed Statements of Operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain instances, the allocations of the excess of purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information that is known to be available, including appraisals and other analyses. Any revisions to the fair values will be recorded by the Company as further adjustments to the purchase price allocations.

During the nine month period ended September 30, 2007 the Company acquired five licensees for $7 million in cash and deferred liabilities, resulting in trademark intangible assets of $7 million. During the nine month period ended September 30, 2006 the Company acquired fifteen licensees for $18 million in cash, resulting in trademark intangible assets of $15 million. These acquisitions were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

5.	Intangible Assets

As of September 30, 2007 and December 31, 2006, intangible assets consisted of:

	As of September 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements	$75	$18	$57	$75	$16	$59
Customer lists	19	6	13	19	6	13
Other	2	1	1	2	1	1

	$96	$25	$71	$96	$23	$73

Unamortized Intangible Assets
Goodwill	$2,195			$2,193

Trademarks	$687			$666

Amortization expense relating to all intangible assets was less than $1 million during both third quarter 2007 and 2006 and $2 million and $3 million for the nine month periods ended September 30, 2007 and 2006, respectively.

Based on the Company’s amortizable intangible assets at September 30, 2007, the Company expects amortization expense of approximately $1 million for the remainder of 2007 and approximately $3 million for each of the five fiscal years thereafter.

6.	Restructuring Charges

During fourth quarter 2006, the Company recorded $10 million of restructuring charges, of which $8 million was incurred in connection with current restructuring initiatives within the Company’s Truck Rental and Domestic Car Rental operations and $2 million represented a revision to an estimated charge recorded in connection with restructuring actions undertaken in first quarter 2005. The remaining liability relating to the 2005 actions was $2 million at September 30, 2007 and primarily relates to obligations under terminated leases.

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

The initial recognition of the restructuring charge and the corresponding utilization for the 2006 Truck Rental and Domestic Car Rental operations restructuring initiative are summarized by category from inception as follows:

	Personnel Related (a)	Facility Related (b)	Total
Initial charge	$4	$4	$8
Cash payments	—	(1)	(1)

Balance at December 31, 2006	4	3	7
Cash payments	(4)	(2)	(6)

Balance at September 30, 2007	$—	$1	$1

(a)

The initial charge primarily represents severance benefits resulting from reductions in staff. Prior to December 31, 2006, the Company formally communicated the termination of employment to approximately 180 employees, representing a wide range of employee groups. As of September 30, 2007, the Company had terminated substantially all of these employees.

(b)

The initial charge principally represents costs incurred in connection with facility closures and lease obligations resulting from the closure of the Truck Rental headquarters, consolidation of Truck Rental operations and the closure of other facilities within the Company’s Domestic Car Rental operations.

7.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of September 30, 2007	As of December 31, 2006
Rental vehicles	$8,970	$7,738
Less: Accumulated depreciation	(1,075)	(993)

	7,895	6,745
Vehicles held for sale	589	304

	$8,484	$7,049

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Depreciation expense	$446	$364	$1,205	$1,027
Lease charges	11	12	37	41
(Gain) loss on sales of vehicles, net(a)	(16)	7	(37)	9

	$441	$383	$1,205	$1,077

(a)	(Gain) loss on sales of vehicles, net includes vehicle manufacturers’ retention incentives.

During the three months ended September 30, 2007 and 2006, vehicle interest, net on the accompanying Consolidated Condensed Statements of Operations excludes $35 million for both periods, and for the nine months ended September 30, 2007 and 2006, excludes $106 million and $65 million, respectively, of interest expense related to the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Condensed Statements of Operations.

8.	Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended September 30, 2007 is a provision of 45.7%. Such rate differs from the Federal Statutory rate of 35.0% primarily due to non-deductible expenses and state taxes.

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2007 is a provision of 39.5%. Such rate differs from the Federal Statutory rate of 35.0% primarily due to state taxes.

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

9.	Other Current Assets

Other current assets consisted of:

	As of September 30, 2007	As of December 31, 2006
Receivables from Realogy (a)	$185	$572
Receivables from Wyndham (a)	135	393
Prepaid expenses	160	144
Other	160	155

	$640	$1,264

(a)

Represents amounts due for certain contingent and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation and transition services performed under a Transition Services Agreement which was entered into at the time of the Cendant Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At September 30, 2007 and December 31, 2006, there are corresponding liabilities recorded within accounts payable and other current liabilities. In connection with the Company’s adoption of FIN 48, receivables from Realogy and Wyndham related to income taxes were classified as non-current assets. At September 30, 2007, receivables related to tax items included in non-current assets were $635 million.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of September 30, 2007	As of December 31, 2006
Income taxes payable (a)	$—	$520
Accounts payable	250	223
Accrued payroll and related	175	244
Accrued disposition costs	140	152
Public liability and property damage insurance liabilities (b)	118	116
Accrued legal settlements	134	71
Other	443	529

	$1,260	$1,855

(a)

Income taxes payable have been classified as long-term liabilities as of January 1, 2007, in connection with the adoption of FIN 48. At September 30, 2007, the non-current liability related to long-term income taxes payable was $442 million.

(b)	The non-current liability related to public liability and property damage insurance was $274 million and $260 million at September 30, 2007 and December 31, 2006, respectively.

11.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Date	As of September 30, 2007	As of December 31, 2006
Floating rate term loan	April 2012	$798	$838
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	375	375
7 3/4% notes	May 2016	375	375

		1,798	1,838
Other		2	4

Total long-term debt		1,800	1,842
Less: Current portion (a)		11	29

Long-term debt		$1,789	$1,813

(a)	Primarily represents borrowings under the Company’s floating rate term loan as of September 30, 2007 and December 31, 2006.

Committed Credit Facilities and Available Funding Arrangements

At September 30, 2007, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$405	$1,095
Letter of credit facility (b)	303	—	303	—

(a)	This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006, has a five year term and currently bears interest at one month LIBOR plus 125 basis points.
(b)	Final maturity date is July 2010.

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

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of indebtedness by the Company and certain of its subsidiaries, mergers, liquidations, and sale and leaseback transactions. The credit facility also requires the maintenance of certain financial ratios. As of September 30, 2007, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP), LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of September 30, 2007	As of December 31, 2006
Debt due to Avis Budget Rental Car Funding (a)	$5,765	$4,511
Budget Truck financing:
Budget Truck Funding program (b)	257	135
Capital leases	218	257
Other (c)	696	367

	$6,936	$5,270

(a)

The change in the balance at September 30, 2007 principally reflects (i) increased borrowings under the Company’s conduit facility during the nine months ended September 30, 2007 and (ii) the issuance of vehicle-backed floating rate notes at various interest rates during the first six months of 2007 to support the acquisition of rental vehicles within the Company’s domestic car rental operations.

(b)

The change in the balance at September 30, 2007 primarily reflects incremental borrowings during the nine months ended September 30, 2007 to support the acquisition of rental vehicles within the Budget Truck rental fleet.

(c)

The change in the balance at September 30, 2007 primarily reflects incremental borrowings under the Company’s bank loan and commercial paper conduit facilities to support the acquisition of vehicles in its international operations.

Avis Budget Rental Car Funding (AESOP), LLC. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues private placement notes that are typically “AAA” rated generally with principal and interest payments guaranteed by independent insurance companies. Avis Budget Rental Car Funding then uses the proceeds from such issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”) on a continuing basis. By issuing debt through the AESOP program, Avis Budget pays a lower rate of interest than if the Company had issued debt directly to third parties. AESOP Leasing is then required to use these proceeds to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. As a result, AESOP Leasing’s obligation to Avis Budget Rental Car Funding is reflected as related party debt on the Company’s Consolidated Condensed Balance Sheets as of September 30, 2007 and December 31, 2006. The Company also recorded an asset within assets under vehicle programs on its Consolidated Condensed Balance Sheets at September 30, 2007 and December 31, 2006, which represented the equity issued to the Company by Avis Budget Rental Car Funding. The vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Condensed Balance Sheet as AESOP Leasing is consolidated by the Company. Such vehicles and related assets, which approximate $7.7 billion and the majority of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding and are not available to pay the obligations of the Company.

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

Truck financing. Budget Truck financing consists of debt outstanding under the Budget Truck Funding program and capital leases. The Budget Truck Funding program constitutes debt facilities established by the Company to finance the acquisition of the Budget truck rental fleet. The borrowings under the Budget Truck Funding program floating rate term loans are collateralized by $296 million of corresponding assets. The Company has also obtained a portion of its truck rental fleet under capital lease arrangements for which there are corresponding gross assets of $359 million and $381 million with accumulated amortization of $145 million and $129 million classified within vehicles, net on the Company’s Consolidated Condensed Balance Sheets as of September 30, 2007 and December 31, 2006, respectively.

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

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at September 30, 2007:

	Vehicle- Backed Debt	Capital Leases	Total
Within 1 year	$2,547	$84	$2,631
Between 1 and 2 years	702	110	812
Between 2 and 3 years	1,245	24	1,269
Between 3 and 4 years	843	—	843
Between 4 and 5 years	1,150	—	1,150
Thereafter	231	—	231

Total	$6,718	$218	$6,936

As of September 30, 2007, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding	$6,940	$5,765	$1,175
Budget Truck financing:
Budget Truck Funding program	400	257	143
Capital leases	218	218	—
Other	1,359	696	663

	$8,917	$6,936	$1,981

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. As of September 30, 2007, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

13.	Commitments and Contingencies

Contingencies

The Company and the Internal Revenue Service (“IRS”) have settled the IRS examination for the federal consolidated income tax group’s taxable years 1998 through 2002. The Company was adequately reserved for this audit cycle and has reflected the results of that examination in the accompanying Consolidated Condensed Financial Statements. The IRS is examining the Company’s taxable years 2003 through 2006. Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities for uncertain tax positions for all years which the statute of limitations has not expired. The Company believes that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities.

The results of an audit or litigation related to these matters include a range of potential outcomes, which may involve material amounts. However, the Company is entitled to indemnification for pre-separation matters by Realogy and Wyndham and, therefore, does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. Regarding one of these litigation matters, the Court granted summary judgment to the Plaintiffs on their breach of contract claims and the Company settled another in principle, increasing the related liabilities by $99 million. While the Company has an additional accrued liability of approximately $1 million recorded on its Consolidated Condensed Balance Sheet as of September 30, 2007 for remaining claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of any unresolved proceedings. Pursuant to the Separation Agreement, Realogy and Wyndham have assumed all liabilities related to this litigation, as described below and therefore a corresponding receivable has been established for such amounts. These transactions are shown net within the separation costs, net line on the Consolidated Condensed Statements of Operations.

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

The Company does not believe that the impact of any unresolved proceedings constituting an Assumed Liability related to the CUC accounting irregularities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities as well as other liabilities related to the Company’s litigation that are not related to its vehicle rental operations. Such litigation assumed by Realogy and Wyndham includes litigation which was retained by the Company in connection with the sale of its former Marketing Services division.

On April 10, 2007, Realogy was acquired by an affiliate of Apollo Management VI, L.P. and no longer is listed as an independent public company. The acquisition does not affect Realogy’s obligation to satisfy 62.5% of the contingent and other corporate liabilities of the Company or its subsidiaries pursuant to the terms of the Separation Agreement. As a result of the acquisition, Realogy has greater debt obligations and its ability to satisfy its portion of the contingent and other corporate liabilities may be adversely impacted. In accordance with the terms of the Separation Agreement, Realogy posted a letter of credit in April 2007 for the benefit of the Company to cover its estimated share of the Assumed Liabilities discussed above, subject to adjustment, although there can be no assurance that such letter of credit will be sufficient to cover Realogy’s actual obligations if and when they arise.

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

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $6 billion of vehicles from these manufacturers over the next year. These commitments are subject to the vehicle manufacturers’ satisfying their obligations, if applicable, to repurchase vehicles from the Company under the relevant repurchase and guaranteed depreciation agreements. The Company’s featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively, although the Company purchases vehicles produced by numerous other manufacturers. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles under repurchase and guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at September 30, 2007 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with General Motors Corporation and Ford Motor Company with respect to receivables for program cars that have been returned to the car manufacturers and (ii) receivables from Realogy and Wyndham of $583 million and $372 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the separation.

Activity with Realogy and Wyndham

During the nine months ended September 30, 2007, the following transactions occurred between the Company and Realogy and Wyndham: (i) the Company realized a portion of a preferred stock investment in cash and transferred $106 million to Realogy and Wyndham representing the proceeds received; (ii) the Company transferred its remaining preferred stock investment of $26 million to Realogy and Wyndham through the assignment of such investment; (iii) the Company resolved litigation matters for $58 million, which have either been or will be paid by Realogy and Wyndham; and (iv) the Company settled other reimbursable transactions between the Company and Realogy and Wyndham resulting in net cash inflows of $37 million.

14.	Stockholders’ Equity

Dividends

For the nine months ended September 30, 2007, the Company has not paid cash dividends. During the nine months ended September 30, 2006, the Company paid cash dividends of $113 million ($1.10 per share).

Share Repurchases

During the nine months ended September 30, 2007, the Company has not repurchased its common stock. During the nine months ended September 30, 2006, the Company used $221 million of available cash and $22 million of proceeds primarily received in connection with option exercises to repurchase $243 million of its common stock.

Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2007	$67	$30	$(29)	$68
Current period change	54	(38)	—	16

Balance, September 30, 2007	$121	$(8)	$(29)	$84

All components of accumulated other comprehensive income are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that, under accounting principles generally accepted in the United States, are excluded from net income.

Changes in the components of other comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$103	$(1,013)	$140	$(1,997)
Other comprehensive income (loss), net of taxes
Currency translation adjustments	20	89	54	202
Gains (losses) on cash flow hedges	(52)	(49)	(38)	(12)
Minimum pension liability adjustment	—	5	—	5

	(32)	45	16	195

Total comprehensive income (loss)	$71	$(968)	$156	$(1,802)

15.	Stock-Based Compensation

The Company recorded pretax stock-based compensation expense of $5 million and $76 million ($3 million and $47 million, after tax) during third quarter 2007 and 2006, respectively, and $13 million and $89 million ($8 million after tax and $55 million, after tax) during the nine months ended September 30, 2007 and 2006, respectively, related to employee stock awards that were granted or modified by the Company. The expense recorded in the three and nine months ended September 30, 2006 includes a pretax charge of $71 million and $79 million, respectively, primarily related to the accelerated vesting of previously outstanding restricted stock units (RSUs) and equitable adjustments related to the previously outstanding stock options as a result of the separation of the Company.

The Company also recorded pretax stock-based compensation expense of $107 million and $134 million ($66 million and $83 million, after tax) during the three and nine months ended September 30, 2006, respectively, within discontinued operations.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for 2007 exercises of stock-based awards did not generate a cash benefit. Approximately $31 million of tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

The activity related to the Company’s restricted stock units and stock option plans consisted of (in thousands of shares):

	Nine Months Ended September 30, 2007
	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options (c)	Weighted Average Exercise Price
Balance at January 1, 2007	1,774	$24.33	11,037	$27.22
Granted at fair market value	1,162	25.86	—	—
Vested/exercised (a)	(406)	24.46	(2,466)	19.99
Cancelled	(165)	24.81	(831)	30.71

Balance at September 30, 2007 (b)	2,365	25.05	7,740	29.15

(a)	Stock options exercised during the nine months ended September 30, 2007 had an intrinsic value of $20 million.
(b)

As of September 30, 2007, the Company’s outstanding “in-the-money” stock options and RSUs had aggregate intrinsic value of $12 million and $54 million, respectively. Aggregate unrecognized compensation expense related to outstanding stock options and RSUs amounted to $52 million as of September 30, 2007.

(c)	All options outstanding as of September 30, 2007 are exercisable and have a weighted average remaining contractual life of 3 years.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of September 30, 2007 (in thousands of shares):

Range of Exercise Prices	Number of Options (*)
Less than $20.00	1,521
$20.01 to $25.00	232
$25.01 to $30.00	3,164
$30.01 to $35.00	1,237
$35.01 and above	1,586

7,740

(*)	All outstanding stock options vested in connection with the completion of the separation.

As of September 30, 2007, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, a weighted average remaining contractual life of 6 years and unrecognized compensation expense of $3 million.

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

	Three Months Ended September 30,
	2007		2006
	Revenues	EBITDA(a)	Revenues	EBITDA(a)
Domestic Car Rental	$1,331	$105	$1,190	$57
International Car Rental	256	51	222	44
Truck Rental	129	15	141	20
Corporate and Other (c)	3	(3)	13	(194)

Total Company	$1,719	168	$1,566	(73)

Less: Non-vehicle related depreciation and amortization		21		25
Interest expense related to corporate debt, net		31		363

Income (loss) before income taxes		$116		$(461)

	Nine Months Ended September 30,
	2007		2006
	Revenues	EBITDA(b)	Revenues	EBITDA(b)
Domestic Car Rental	$3,609	$215	$3,366	$160
International Car Rental	649	96	574	86
Truck Rental	326	14	371	40
Corporate and Other (c)	16	(2)	47	(355)

Total Company	$4,600	323	$4,358	(69)

Less: Non-vehicle related depreciation and amortization		64		81
Interest expense related to corporate debt, net		97		519

Income (loss) before income taxes		$162		$(669)

(a)

In the three months ended September, 30 2007, EBITDA reflects separation-related costs of $1 million in Domestic Car Rental and $2 million in Corporate and Other. In the three months ended September 30, 2006, EBITDA reflects separation-related costs of $16 million in Domestic Car Rental, $1 million in International Car Rental, $3 million in Truck Rental and $147 million in Corporate and Other.

(b)

In the nine months ended September 30, 2007, EBITDA reflects separation-related costs of $4 million in Domestic Car Rental and a $4 million credit in Corporate and Other. In the nine months ended September 30, 2006, EBITDA reflects separation-related costs of $18 million in Domestic Car Rental, $1 million in International Car Rental, $3 million in Truck Rental and $201 million in Corporate and Other.

(c)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses.

Since December 31, 2006, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment, for which assets under vehicle programs amounted to approximately $7.5 billion and approximately $6.4 billion at September 30, 2007 and December 31, 2006, respectively.

17.	Guarantor and Non-Guarantor Consolidating Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the three months and nine months ended September 30, 2007 and 2006, Consolidating Condensed Balance Sheets as of September 30, 2007 and December 31, 2006 and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s Guarantee of the Notes issued by Avis Budget Car Rental. See Note 11—Long-term Debt and Borrowing Arrangements for additional description of these notes. The Notes have separate investors than the equity investors of the Company and the Notes are secured by certain subsidiaries.

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

Consolidating Condensed Statements of Operations

Three Months Ended September 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,165	$183	$—	$1,348
Other	1	—	271	615	(516)	371

Net revenues	1	—	1,436	798	(516)	1,719

Expenses
Operating	(3)	—	705	133	—	835
Vehicle depreciation and lease charges, net	—	—	385	431	(375)	441
Selling, general and administrative	5	—	149	22	—	176
Vehicle interest, net	—	—	88	95	(87)	96
Non-vehicle related depreciation and amortization	—	—	19	2	—	21
Interest expense related to corporate debt, net:
Interest expense	(1)	32	—	—	—	31
Intercompany interest expense (income)	—	(32)	32	—	—	—
Separation costs, net	2	1	—	—	—	3

Total expenses	3	1	1,378	683	(462)	1,603

Income (loss) before income taxes and equity in earnings of subsidiaries	(2)	(1)	58	115	(54)	116
Provision (benefit) for income taxes	—	1	31	21	—	53
Equity in earnings of subsidiaries	65	67	40	—	(172)	—

Income from continuing operations	63	65	67	94	(226)	63
Income (loss) from discontinued operations, net of tax	40	—	—	—	—	40

Net income	$103	$65	$67	$94	$(226)	$103

Nine Months Ended September 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,134	$466	$—	$3,600
Other	6	—	733	1,677	(1,416)	1,000

Net revenues	6	—	3,867	2,143	(1,416)	4,600

Expenses
Operating	—	—	1,968	363	—	2,331
Vehicle depreciation and lease charges, net	—	—	1,056	1,181	(1,032)	1,205
Selling, general and administrative	12	—	426	66	—	504
Vehicle interest, net	—	—	222	248	(233)	237
Non-vehicle related depreciation and amortization	1	—	58	5	—	64
Interest expense related to corporate debt, net:
Interest expense	(2)	100	—	(1)	—	97
Intercompany interest expense (income)	—	(100)	100	—	—	—
Separation costs, net	(4)	4	—	—	—	—

Total expenses	7	4	3,830	1,862	(1,265)	4,438

Income (loss) before income taxes and equity in earnings of subsidiaries	(1)	(4)	37	281	(151)	162
Provision (benefit) for income taxes	(5)	(1)	27	43	—	64
Equity in earnings of subsidiaries	94	97	87	—	(278)	—

Income from continuing operations	98	94	97	238	(429)	98
Income (loss) from discontinued operations, net of tax	42	—	—	—	—	42

Net income	$140	$94	$97	$238	$(429)	$140

Three Months Ended September 30, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,092	$161	$—	$1,253
Other	7	—	212	559	(465)	313

Net revenues	7	—	1,304	720	(465)	1,566

Expenses
Operating	(1)	—	659	120	—	778
Vehicle depreciation and lease charges, net	—	—	339	405	(361)	383
Selling, general and administrative	59	—	146	23	(4)	224
Vehicle interest, net	—	—	81	84	(78)	87
Non-vehicle related depreciation and amortization	1	—	21	3	—	25
Interest expense related to corporate debt, net:
Interest expense	19	35	(2)	—	(2)	50
Intercompany interest expense (income)	—	(35)	35	—	—	—
Early extinguishment of debt	313	—	—	—	—	313
Separation costs, net	147	16	4	—	—	167

Total expenses	538	16	1,283	635	(445)	2,027

Income (loss) before income taxes and equity in earnings of subsidiaries	(531)	(16)	21	85	(20)	(461)
Provision (benefit) for income taxes	(191)	(7)	39	21	2	(136)
Equity in earnings of subsidiaries	15	47	65	—	(127)	—

Income (loss) from continuing operations	(325)	38	47	64	(149)	(325)
Income (loss) from discontinued operations, net of tax	(688)	—	—	54	(54)	(688)

Net income (loss)	$(1,013)	$38	$47	$118	$(203)	$(1,013)

Nine Months Ended September 30, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,054	$415	$—	$3,469
Other	31	—	611	1,579	(1,332)	889

Net revenues	31	—	3,665	1,994	(1,332)	4,358

Expenses
Operating	1	—	1,884	319	—	2,204
Vehicle depreciation and lease charges, net	—	—	947	1,174	(1,044)	1,077
Selling, general and administrative	184	—	436	65	(15)	670
Vehicle interest, net	—	—	241	244	(232)	253
Non-vehicle related depreciation and amortization	8	—	60	13	—	81
Interest expense related to corporate debt, net:
Interest expense	179	65	(24)	(1)	(13)	206
Intercompany interest expense (income)	—	(65)	65	—	—	—
Early extinguishment of debt	313	—	—	—	—	313
Separation costs, net	201	18	4	—	—	223

Total expenses	886	18	3,613	1,814	(1,304)	5,027

Income (loss) before income taxes and equity in earnings of subsidiaries	(855)	(18)	52	180	(28)	(669)
Provision (benefit) for income taxes	(313)	(7)	52	44	10	(214)
Equity in earnings of subsidiaries	87	139	139	—	(365)	—

Income (loss) from continuing operations	(455)	128	139	136	(403)	(455)
Income (loss) from discontinued operations, net of tax	(1,478)	—	—	478	(478)	(1,478)

Income (loss) before cumulative effect of accounting changes	(1,933)	128	139	614	(881)	(1,933)
Cumulative effect of accounting changes, net of tax	(64)	—	—	(65)	65	(64)

Net income (loss)	$(1,997)	$128	$139	$549	$(816)	$(1,997)

Consolidating Condensed Balance Sheets

As of September 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$79	$110	$13	$100	$—	$302
Receivables, net	2	117	247	98	—	464
Deferred income taxes	6	—	17	4	(13)	14
Other current assets	413	116	73	57	(19)	640

Total current assets	500	343	350	259	(32)	1,420

Property and equipment, net	5	168	278	51	—	502
Deferred income taxes	24	93	—	54	(40)	131
Goodwill	—	7	2,165	23	—	2,195
Other intangibles, net	—	17	645	96	—	758
Other non-current assets	637	82	16	4	—	739
Intercompany receivables (payables)	373	610	(1,005)	22	—	—
Investment in subsidiaries	1,998	3,237	2,678	—	(7,913)	—

Total assets exclusive of assets under vehicle programs	3,537	4,557	5,127	509	(7,985)	5,745

Assets under vehicle programs:
Program cash	—	—	—	20	—	20
Vehicles, net	—	—	213	8,271	—	8,484
Receivables from vehicle manufacturers and others	—	—	—	358	—	358
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	304	—	304

	—	—	213	8,953	—	9,166

Total assets	$3,537	$4,557	$5,340	$9,462	$(7,985)	$14,911

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$417	$211	$537	$127	$(32)	$1,260
Current portion of long-term debt	2	9	—	—	—	11

Total current liabilities	419	220	537	127	(32)	1,271

Long-term debt	—	1,789	—	—	—	1,789
Other non-current liabilities	533	93	227	199	(40)	1,012

Total liabilities exclusive of liabilities under vehicle programs	952	2,102	764	326	(72)	4,072

Liabilities under vehicle programs:
Debt	—	—	229	942	—	1,171
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,765	—	5,765
Deferred income taxes	—	—	1,109	138	—	1,247
Other	—	2	1	68	—	71

	—	2	1,339	6,913	—	8,254

Total stockholders’ equity	2,585	2,453	3,237	2,223	(7,913)	2,585

Total liabilities and stockholders’ equity	$3,537	$4,557	$5,340	$9,462	$(7,985)	$14,911

As of December 31, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$35	$75	$29	$33	$—	$172
Receivables, net	2	54	217	90	—	363
Deferred income taxes	5	—	10	7	(15)	7
Other current assets	1,070	49	84	62	(1)	1,264

Total current assets	1,112	178	340	192	(16)	1,806

Property and equipment, net	—	115	326	45	—	486
Deferred income taxes	41	153	—	68	(36)	226
Goodwill	—	7	2,165	21	—	2,193
Other intangibles, net	1	17	639	82	—	739
Other non-current assets	59	48	10	4	—	121
Intercompany receivables (payables)	627	627	(1,209)	(45)	—	—
Investment in subsidiaries	1,854	3,109	2,603	—	(7,566)	—

Total assets exclusive of assets under vehicle programs	3,694	4,254	4,874	367	(7,618)	5,571

Assets under vehicle programs:
Program cash	—	—	—	14	—	14
Vehicles, net	—	—	299	6,750	—	7,049
Receivables from vehicle manufacturers and others	—	—	13	263	—	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	361	—	361

	—	—	312	7,388	—	7,700

Total assets	$3,694	$4,254	$5,186	$7,755	$(7,618)	$13,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,185	$81	$490	$115	$(16)	$1,855
Current portion of long-term debt	4	25	—	—	—	29

Total current liabilities	1,189	106	490	115	(16)	1,884

Long-term debt	—	1,813	—	—	—	1,813
Other non-current liabilities	62	24	226	176	(36)	452

Total liabilities exclusive of liabilities under vehicle programs	1,251	1,943	716	291	(52)	4,149

Liabilities under vehicle programs:
Debt	—	—	271	488	—	759
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,511	—	4,511
Deferred income taxes	—	—	1,077	129	—	1,206
Other	—	—	13	190	—	203

	—	—	1,361	5,318	—	6,679

Total stockholders’ equity	2,443	2,311	3,109	2,146	(7,566)	2,443

Total liabilities and stockholders’ equity	$3,694	$4,254	$5,186	$7,755	$(7,618)	$13,271

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$24	$2	$103	$1,394	$(151)	$1,372

Investing activities
Property and equipment additions	1	(33)	(29)	(9)	—	(70)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	—	(6)	—	—	(6)
Proceeds received on asset sales	—	9	1	2	—	12
Proceeds from sale of investment	106	—	—	—	—	106
Payments made to Realogy and Wyndham, net	(94)	—	—	—	—	(94)
Proceeds from dispositions of businesses, net of transaction-related payments	—	—	—	—	—	—
Other, net	(22)	(9)	(7)	1	—	(37)

Net cash provided by (used in) investing activities exclusive of vehicle programs	(9)	(33)	(41)	(6)	—	(89)

Vehicle programs:
Increase in program cash	—	—	—	(6)	—	(6)
Investment in vehicles	—	(107)	(93)	(8,322)	—	(8,522)
Payments received on investment in vehicles	1	185	48	5,548	—	5,782

	1	78	(45)	(2,780)	—	(2,746)

Net cash provided by (used in) investing activities	(8)	45	(86)	(2,786)	—	(2,835)

Financing activities
Principal payments on borrowings	(2)	(40)	—	—	—	(42)
Issuances of common stock	49	—	—	—	—	49
Net intercompany transactions	(18)	31	7	(171)	151	—
Other, net	(2)	2	—	—	—	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	27	(7)	7	(171)	151	7

Vehicle programs:
Proceeds from borrowings	—	—	—	8,218	—	8,218
Principal payments on borrowings	—	—	(39)	(6,754)	—	(6,793)
Net change in short-term borrowings	—	—	—	160	—	160
Other, net	1	(5)	(1)	—	—	(5)

	1	(5)	(40)	1,624	—	1,580

Net cash provided by (used in) financing activities	28	(12)	(33)	1,453	151	1,587

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	6	—	6

Net increase (decrease) in cash and cash equivalents	44	35	(16)	67	—	130
Cash and cash equivalents, beginning of period	35	75	29	33	—	172

Cash and cash equivalents, end of period	$79	$110	$13	$100	$—	$302

Nine Months Ended September 30, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(1,313)	$90	$(40)	$1,158	$124	$19

Investing activities
Property and equipment additions	(9)	(11)	(29)	(15)	—	(64)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	(95)	(12)	(9)	—	(116)
Proceeds received on asset sales	—	13	—	3	—	16
Proceeds from dispositions of businesses, net of transaction-related payments	4,035	—	—	—	—	4,035
Other, net	7	(1)	1	(1)	—	6

Net cash provided by (used in) investing activities exclusive of vehicle programs	4,033	(94)	(40)	(22)	—	3,877

Vehicle programs:
Decrease (increase) in program cash	—	14	—	(6)	—	8
Investment in vehicles	—	(148)	(164)	(8,937)	—	(9,249)
Payments received on investment in vehicles	—	277	6	7,941	—	8,224
Other, net	—	—	—	(12)	—	(12)

	—	143	(158)	(1,014)	—	(1,029)

Net cash provided by (used in) investing activities	4,033	49	(198)	(1,036)	—	2,848

Financing activities
Proceeds from borrowings	—	1,875	—	—	—	1,875
Principal payments on borrowings	(3,559)	(19)	(1)	(1)		(3,580)
Issuances of common stock	43	—	—	—	—	43
Repurchases of common stock	(243)	—	—	—	—	(243)
Payment of dividends	(113)	—	—	—	—	(113)
Net intercompany transactions	(162)	(1,843)	345	1,632	28	—
Other, net	(4)	(35)	—	—	—	(39)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(4,038)	(22)	344	1,631	28	(2,057)

Vehicle programs:
Proceeds from borrowings	—	—	—	8,521	—	8,521
Principal payments on borrowings	—	—	(100)	(10,387)	—	(10,487)
Net change in short-term borrowings	—	—	—	133	—	133
Other, net	—	(8)	(5)	—	—	(13)

	—	(8)	(105)	(1,733)	—	(1,846)

Net cash provided by (used in) financing activities	(4,038)	(30)	239	(102)	28	(3,903)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1)	—	(1)
Cash provided by discontinued operations(a)	870	—	—	—	—	870

Net increase (decrease) in cash and cash equivalents	(448)	109	1	19	152	(167)
Cash and cash equivalents, beginning of period	638	1	13	46	(152)	546

Cash and cash equivalents, end of period	$190	$110	$14	$65	$—	$379

(a)	See Consolidated Condensed Statements of Cash Flows for cash provided by discontinued operations from operating, investing and financing activities and effect of exchange rates.

18.	Subsequent Events

On October 23, 2007, the Company acquired approximately 45% of the common stock of Carey International Inc. (“Carey”), a worldwide provider of chauffeured ground transportation services, for approximately $60 million in cash. Carey’s existing investor group continues to hold a majority ownership position. In addition, the Company also obtained a one-year option to increase its ownership stake in Carey to approximately 80%, subject to certain conditions, which would likely include the assumption or repayment of Carey’s existing indebtedness.

On October 29, 2007, the Company renewed and expanded its principal asset-backed bank conduit facility from $1 billion to $1.5 billion. In addition, the maturity date of the facility, which purchases variable funding notes issued by the Company’s Avis Budget Rental Car Funding (AESOP), LLC subsidiary and provides funds for the acquisition of rental cars in the United States, was extended to October 27, 2008.

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

We believe that the following trends, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which increased compared to third quarter 2006 and are expected to increase modestly throughout 2007, assuming there are no major disruptions in travel;

•	Rising per-unit car fleet costs, which we began to experience in 2005 and anticipate will continue with model-year 2008 vehicles;

•	Pricing increases, which we instituted throughout 2006 in response to rising fleet costs and intend to continue to pursue, where appropriate;

•	Our continued expansion in off-airport, or local market segments, including insurance replacement rentals;

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

THREE MONTHS ENDED SEPTEMBER 30, 2007 VS. THREE MONTHS ENDED SEPTEMBER 30, 2006

Our consolidated results of operations comprised the following:

	Three Months Ended September 30,
	2007	2006	Change
Net revenues	$1,719	$1,566	$153
Total expenses	1,603	2,027	(424)

Income (loss) before income taxes	116	(461)	577
Provision (benefit) from income taxes	53	(136)	189

Income (loss) from continuing operations	63	(325)	388
Income (loss) from discontinued operations, net of tax	(3)	(54)	51
Gain (loss) on disposal of discontinued operations, net of tax	43	(634)	677

Net income (loss)	$103	$(1,013)	$1,116

During third quarter 2007, net revenues increased $153 million (10%) compared to third quarter 2006. Such change principally reflects an increase in T&M revenue within our car rental operations due to a 5% increase in rental days and a 4% increase in T&M revenue per day, as well as an increase in ancillary revenues due to counter sales of insurance, GPS navigation unit rentals, fees charged to customers and other items. These increases were partially offset by a decrease in T&M revenue within our Truck Rental segment due to decreases in rental days and T&M revenue per day of 3% and 7%, respectively.

Total expenses decreased $424 million (21%), principally due to the $313 million charge in third quarter 2006 for the early extinguishment of debt and a $164 million reduction in separation-related costs. The separation costs related primarily to severance, retention and professional fees such as legal and accounting incurred in 2006. The decrease in total expenses also reflected (i) a $48 million (21%) reduction in corporate selling, general and administrative expenses resulting from the spin-offs of Realogy and Wyndham and the sale of Travelport in third quarter 2006, (ii) $19 million less interest expense related to corporate debt primarily resulting from the repayment of approximately $3.5 billion of such debt in third quarter 2006 and (iii) a $4 million reduction in our health and welfare expense. Operating expenses increased $57 million (7%) largely due to the 5% increase in car rental days and vehicle depreciation and lease charges increased $58 million (15%) resulting from growth in our fleet and higher per unit vehicle costs. As a result of these items, and offset by a $189 million reduction in our benefit from income taxes, our income from continuing operations increased $388 million.

Our effective tax rate for continuing operations was a provision of 45.7% and benefit of 29.5% for third quarter 2007 and 2006, respectively. The difference in our effective tax rate for 2007 was primarily due to state taxes.

Income (loss) from discontinued operations improved $51 million, which reflects the net loss generated in third quarter 2006 by Realogy, Wyndham and Travelport. The $43 million gain on disposal of discontinued operations, net of tax for the three months ended September 30, 2007 represents primarily a tax benefit realized as a result of certain elections made in connection with the

Travelport disposition on the income tax returns filed during the third quarter 2007. We also recorded a $634 million loss on disposal of discontinued operations in third quarter 2006, which primarily represents a loss on the disposal of Travelport and separation-related costs incurred by Realogy, Wyndham and Travelport.

As a result of the above-mentioned items, net income increased approximately $1.1 billion.

Following is a discussion of the results of each of our reportable segments during the three months ended September 30:

	Revenues			EBITDA(a)
	2007	2006	% Change	2007	2006	% Change
Domestic Car Rental	$1,331	$1,190	12%	$105	$57	84%
International Car Rental	256	222	15	51	44	16
Truck Rental	129	141	(9)	15	20	(25)
Corporate and Other (b)	3	13	*	(3)	(194)	*

Total Company	$1,719	$1,566		168	(73)	*

Less: Non-vehicle related depreciation and amortization				21	25
Interest expense related to corporate debt, net (c)				31	363

Income (loss) before income taxes				$116	$(461)	*

(*)	Not meaningful.
(a)

EBITDA for 2007 reflects separation-related costs of $1 million in Domestic Car Rental and $2 million in Corporate and Other. 2006 reflects separation-related costs of $16 million in Domestic Car Rental, $1 million in International Car Rental, $3 million in Truck Rental and $147 million in Corporate and Other.

(b)

Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. In addition, EBITDA for 2006 reflects unallocated corporate expenses related to discontinued operations. Following the completion of the separation, we do not incur the majority of such costs.

(c)	The amount in 2006 includes a $313 million charge related to the early extinguishment of corporate debt.

Domestic Car Rental

Revenues and EBITDA increased $141 million (12%) and $48 million (84%), respectively, in third quarter 2007 compared with third quarter 2006. EBITDA margins were positively impacted year-over-year by higher car rental T&M revenue, ancillary revenues and a $15 million reduction of separation-related costs from the third quarter 2006. The separation-related costs incurred in 2006 related primarily to the accelerated vesting of stock-based compensation awards.

The revenue increase of $141 million was comprised of an $84 million (9%) increase in T&M revenue and a $57 million (27%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 5% increase in rental days and a 3% increase in T&M revenue per day. The favorable effect of incremental T&M revenues was offset in EBITDA by $47 million (15%) of increased fleet depreciation and lease charges primarily resulting from increased per-unit fleet costs in 2007 and a 7% increase in average fleet size. The $57 million increase in ancillary revenues was due primarily to (i) a $28 million increase in airport concession and vehicle licensing revenues, $11 million of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, and (ii) a $27 million increase in sales of loss damage waivers and insurance products, rentals of GPS navigation units and other items.

EBITDA also reflected a $42 million increase in operating expenses including (i) $20 million of additional expenses primarily associated with increased car rental volume and fleet size, operating commission and other items, (ii) $15 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other costs, and (iii) a $7 million increase in insurance costs primarily due to lower expense in 2006 as a result of favorable claims experience. There was no impact to the operating expense due to our gasoline hedging program in third quarter 2007.

International Car Rental

Revenues and EBITDA increased $34 million (15%) and $7 million (16%), respectively, in third quarter 2007 compared with third quarter 2006, primarily due to increased car rental pricing and car rental volumes.

The revenue increase of $34 million was comprised of a $23 million (14%) increase in car rental T&M revenue and an $11 million (18%) increase in ancillary revenues. The increase in T&M revenue was principally driven by an 11% increase in T&M revenue per day and a 3% increase in the number of days a car was rented. The total growth in revenue includes a $21 million increase in revenue related to favorable foreign currency exchange rate movements, which increased T&M revenue per day by 9% and was substantially offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses. The favorable effect of incremental T&M revenues was also offset in EBITDA by an increase of $9 million (19%) in fleet depreciation and lease charges amid the effects of foreign currency exchange rate movements and a 4% increase in the average size of our international rental fleet.

The $11 million increase in ancillary revenues was due primarily to an increase in counter sales of insurance and an increase in airport concession and vehicle licensing revenues, partially offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities.

EBITDA also reflected a $10 million increase in operating expenses primarily due to increased car rental volume and fleet size, higher insurance expense, inflationary increases in rent, salaries and wages and other costs.

Truck Rental

Revenues and EBITDA declined $12 million (9%) and $5 million (25%), respectively, for third quarter 2007 compared with third quarter 2006, primarily reflecting decreases in rental day volume and T&M revenue per day. EBITDA was also impacted by increased fleet costs and a reduction of $3 million in charges incurred in the third quarter of 2006, related to the separation of Cendant.

Substantially all of the revenue decrease of $12 million was due to a decrease in T&M revenue, which reflected a 3% reduction in rental days and a 7% decrease in T&M per day. The 3% reduction in rental days resulted primarily from declines in one-way consumer volumes and a 5% reduction in the average size of our rental fleet. We believe these decreases reflect a soft housing market and heightened competition in commercial rentals. Despite the reduction in the average size of our truck rental fleet, we incurred $3 million (9%) of incremental fleet depreciation, interest and lease charges primarily due to higher per-unit fleet costs. These items were offset by a $7 million decrease in operating expenses, primarily through (i) reduced insurance expenses as a result of more favorable claims experience and a reduction in rental days and (ii) other reductions in operating and commission expenses primarily due to reduced rental volumes.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VS. NINE MONTHS ENDED SEPTEMBER 30, 2006

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2007	2006	Change
Net revenues	$4,600	$4,358	$242
Total expenses	4,438	5,027	(589)

Income (loss) before income taxes	162	(669)	831
Provision (benefit) from income taxes	64	(214)	278

Income (loss) from continuing operations	98	(455)	553
Income (loss) from discontinued operations, net of tax	(3)	478	(481)
Gain (loss) on disposal of discontinued operations, net of tax	45	(1,956)	2,001
Cumulative effect of accounting changes, net of tax	—	(64)	64

Net income (loss)	$140	$(1,997)	$2,137

During the nine months ended September 30, 2007, our total revenues increased $242 million (6%) principally due to an increase in T&M revenue reflecting a 4% increase in domestic and international car rental days, and an increase in ancillary revenues due to counter sales of insurance, GPS navigation unit rentals, fees charged to customers and other items. These increases were partially offset by a decrease in T&M revenue within our Truck Rental segment due to decreases in rental days and T&M revenue per day of 9% and 6%, respectively.

Total expenses decreased $589 million (12%) principally due to the $313 million charge for early extinguishment of debt in third quarter 2006 and $223 million in separation-related costs incurred in the nine months ended September 2006. The separation costs related primarily to severance, retention and legal, accounting and other professional fees incurred in connection with the separation of Cendant into four independent companies. The decrease in total expenses also reflected (i) $166 million reduction in selling, general and administrative expenses resulting mainly from the spin-offs of Realogy, Wyndham and Travelport in third quarter 2006, and (ii) $109 million less interest expense related to corporate debt, resulting from the repayment of approximately $3.5 billion of such debt in third quarter 2006, partially offset by interest expense related to borrowings by Avis Budget Car Rental in second quarter 2006. Operating expenses increased $127 million (6%) largely due to the 4% increase in car rental days and vehicle depreciation and lease charges increased $128 million (12%) resulting from higher per unit vehicle costs and growth in our fleet. As a result of these items, and an offsetting $278 million reduction in our benefit from income taxes, our income from continuing operations increased $553 million.

Our effective tax rate for continuing operations was a provision of 39.5% and benefit of 32.0% for the nine months ended September 30, 2007 and 2006, respectively. The increase in our effective tax rate for 2007 was primarily due to state taxes. Income from discontinued operations decreased $481 million, which principally reflects the absence in the nine months ended September 2007 of net income generated by Realogy, Wyndham and Travelport prior to the separation of the Company. The $45 million gain on disposal of discontinued operations, net of tax for the nine months ended September 30, 2007 represents primarily a tax benefit realized as a result of certain elections made in connection with the Travelport disposition on the income tax returns filed during the third quarter 2007. We also recorded a $2.0 billion loss on disposal of discontinued operations in 2006, which primarily represents a loss on the disposal of Travelport and separation-related costs incurred by Realogy, Wyndham and Travelport.

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

As a result of the above-mentioned items, net income increased approximately $2.1 billion.

Following is a discussion of the results of each of our reportable segments during the nine months ended September 30:

	Revenues			EBITDA(a)
	2007	2006	% Change	2007	2006	% Change
Domestic Car Rental	$3,609	$3,366	7%	$215	$160	34%
International Car Rental	649	574	13	96	86	12
Truck Rental	326	371	(12)	14	40	(65)
Corporate and Other (b)	16	47	*	(2)	(355)	*

Total Company	$4,600	$4,358		323	(69)	*

Less: Non-vehicle related depreciation and amortization				64	81
Interest expense related to corporate debt, net (c)				97	519

Income (loss) before income taxes				$162	$(669)	*

(*)	Not meaningful.

(a)

In 2007, EBITDA reflects separation-related costs of $4 million in Domestic Car Rental and a $4 million credit in Corporate and Other. EBITDA for 2006 reflects separation-related costs of $18 million in Domestic Car Rental, $1 million in International Car Rental, $3 million in Truck Rental and $201 million in Corporate and Other.

(b)

Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. In addition, EBITDA for 2006 reflects unallocated corporate expenses related to discontinued operations. Following the completion of the separation, we do not incur the majority of such costs.

(c)	The amount in 2006 includes a $313 million charge related to the early extinguishment of corporate debt.

Domestic Car Rental

Revenues and EBITDA increased $243 million (7%) and $55 million (34%), respectively, in the nine months ended September 30, 2007 compared with the same period in 2006. We experienced increased demand for car rentals throughout the period and significantly increased our ancillary revenues.

The revenue increase of $243 million was comprised of a $125 million (5%) increase in T&M revenue and a $118 million (19%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 4% increase in rental days while T&M revenue per day was essentially unchanged year over year. The favorable effect of incremental T&M revenues was offset in EBITDA by $104 million (12%) of increased fleet depreciation and lease charges primarily resulting from increased per-unit fleet costs in 2007 for model-year 2007 vehicles compared to model-year 2006 vehicles and a 4% increase in average fleet size. The $118 million increase in ancillary revenues was due primarily to (i) a $58 million increase in sales of loss damage waivers and insurance products, rentals of GPS navigation units and other items and (ii) a $56 million increase in airport concession and vehicle licensing revenues, $19 million of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities.

EBITDA also reflected a $87 million increase in operating expenses including (i) $50 million of additional expenses primarily associated with increased car rental volume and fleet size, including operating commissions and other items, (ii) $32 million of incremental expenses primarily representing inflationary increases in rent, salaries and wages and other costs, and (iii) a $13 million increase in insurance costs primarily due to lower expense in 2006 as a result of favorable claims experience.

We have recorded $8 million in gains related to our gasoline hedging program in the nine months ended September 30, 2007. EBITDA in the nine months ended September 30, 2007 also benefited from a $14 million decrease in separation-related costs. The separation-related costs incurred in 2006 primarily related to accelerated vesting of stock-based compensation awards.

International Car Rental

Revenues and EBITDA increased $75 million (13%) and $10 million (12%), respectively, in the nine months ended September 30, 2007 compared with the same period in 2006, primarily due to increased car rental pricing and higher demand for car rentals as well as foreign currency effects.

The revenue increase of $75 million was comprised of a $50 million (12%) increase in car rental T&M revenue and a $25 million (16%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 9% increase in T&M revenue per day and a 3% increase in the number of days a car was rented. The total growth in revenue includes a $40 million increase in revenue related to favorable foreign currency exchange rate fluctuations, which increased T&M revenue per day by 6% and was largely offset in EBITDA by the opposite impact of foreign currency exchange rate fluctuations on expenses.

The favorable effect of incremental T&M revenues was partially offset in EBITDA by $19 million (14%) of increased fleet depreciation and lease charges principally resulting from an increase of 5% in the average size of our international rental fleet and increased per-unit fleet costs. The $25 million increase in ancillary revenues was due primarily to (i) a $13 million increase in counter sales of insurance and other items and (ii) a $10 million increase in airport concession and vehicle licensing revenues, which was completely offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities. EBITDA also reflects $29 million of incremental operating expenses primarily representing inflationary increases in salaries and wages, rent and other costs, increased vehicle maintenance and damage costs, and higher insurance costs related to increased car rental volumes.

Truck Rental

Revenues and EBITDA declined $45 million (12%) and $26 million (65%), respectively, for the nine months ended September 30, 2007 compared with the same period in 2006, primarily reflecting decreases in rental day volume and T&M revenue per day. EBITDA was also impacted by increased fleet costs.

Substantially all of the revenue decrease was due to a decrease in T&M revenue, which reflected a 9% reduction in rental days and a 6% decrease in T&M revenue per day. The 9% reduction in rental days resulted primarily from declines in one-way consumer and commercial volumes, and a 7% reduction in the average size or our rental fleet. We believe these decreases reflect a soft housing market and heightened competition in commercial rentals. Despite the reduction in the average size of our truck rental fleet, we incurred $5 million (6%) of incremental fleet depreciation, interest and lease charges primarily due to higher per-unit fleet costs. These items were offset by $21 million in reduced operating expenses, including (i) a $12 million reduction in our insurance expense as a result of more favorable claims experience and a reduction in rental days and (ii) a decrease of $9 million in other operating commission expense partially associated with the decrease in T&M revenue. EBITDA also reflected a reduction of $3 million in costs incurred in the third quarter of 2006 related to the separation of Cendant.

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

FINANCIAL CONDITION

	September 30, 2007	December 31, 2006	Change
Total assets exclusive of assets under vehicle programs	$5,745	$5,571	$174
Total liabilities exclusive of liabilities under vehicle programs	4,072	4,149	(77)
Assets under vehicle programs	9,166	7,700	1,466
Liabilities under vehicle programs	8,254	6,679	1,575
Stockholders’ equity	2,585	2,443	142

Total assets exclusive of assets under vehicle programs increased $174 million principally due to a $130 million increase in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows” for a detailed discussion), and a $101 million increase in accounts receivable primarily due to (i) a $55 million increase in retention receivables from manufacturers and (ii) a $36 million increase in credit card and customer receivables. There was also an increase of $58 million in other current assets related primarily to derivatives and restricted cash and a $21 million increase in intangibles related to trademarks. These increases were partially offset by a $99 million decrease in other current assets and other non-current assets primarily as a result of the sale of our preferred stock investment in Affinion and a $95 million decrease in deferred income taxes.

Total liabilities exclusive of liabilities under vehicle programs decreased $77 million primarily due to (i) a $99 million decrease in balances due to Realogy and Wyndham related to our preferred stock investment in Affinion, (ii) a $78 million decrease in income taxes payable, and (iii) a $42 million decrease in our corporate debt. These decreases were partially offset by an $81 million increase in other liabilities primarily related to the adoption of FIN 48 for which we are entitled to indemnification by Realogy and Wyndham.

Assets under vehicle programs increased approximately $1.5 billion as a result of approximately $1.4 billion of net additions primarily to our Domestic and International vehicle rental fleets, reflecting seasonality and current and projected year-over- year increases in demand.

Liabilities under vehicle programs increased approximately $1.6 billion, primarily reflecting additional borrowings to support the growth in our vehicle rental fleet described above. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $142 million primarily due to (i) net income of $140 million generated during the nine months ended September 30, 2007, (ii) a $16 million increase in accumulated other comprehensive income principally related to foreign currency translation adjustments and (iii) $48 million related to the exercise of employee stock options. These increases were partially offset by a $33 million transfer of funds to Realogy and Wyndham in accordance with the Separation Agreement and an $18 million charge to stockholders’ equity as a result of the adoption of FIN 48.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At September 30, 2007, we had $302 million of cash and cash equivalents, an increase of $130 million from $172 million at December 31, 2006. The following table summarizes such increase:

	Nine Months Ended September 30,
	2007	2006	Change
Cash provided by (used in):
Operating activities	$1,372	$19	$1,353
Investing activities	(2,835)	2,848	(5,683)
Financing activities	1,587	(3,903)	5,490
Effect of exchange rate changes	6	(1)	7
Cash provided by discontinued operations	—	870	(870)

Net change in cash and cash equivalents	$130	$(167)	$297

During the nine months ended September 30, 2007, we generated approximately $1.4 billion more cash from operating activities in comparison to the same period in 2006. This change principally reflects (i) an increase in operating results in the nine months ended September 30, 2007 primarily due to reduced separation and debt extinguishment costs, (ii) decreased interest expense, (iii) a $522 million increase related to income taxes and deferred income taxes representing the non-cash portion of the income tax provision and (iv) reduced working capital requirements.

We used approximately $5.7 billion more cash in investing activities during the nine months ended September 30, 2007 compared with the same period in 2006. This change is primarily due to the absence of $4.1 billion of net proceeds received in connection with the sale of Travelport in 2006. In addition, the activities of our vehicle programs used approximately $1.7 billion more cash in the nine months ended September 30, 2007 due to timing of vehicle purchases principally within our Domestic Car Rental operations reflecting seasonality and increased demand. Our capital expenditures in the nine months ended September 30, 2007 were relatively consistent with the same period in 2006 and are anticipated to approximate $90 million in 2007.

We generated approximately $5.5 billion more cash from financing activities during the nine months ended September 30, 2007 in comparison with the same period in 2006. This change primarily reflects (i) the absence of $3.5 billion of cash used in 2006 to repay corporate debt previously issued by Cendant, (ii) an approximately $1.6 billion increase in net borrowings related to our vehicle rental activities and (iii) a reduction in cash utilized in 2006 for net repurchases of common stock and dividend payments of $200 million and $113 million, respectively.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2007, we had approximately $8.7 billion of indebtedness (including corporate indebtedness of approximately $1.8 billion and debt under vehicle programs of approximately $6.9 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of September 30, 2007	As of December 31, 2006	Change
Floating rate term loan	April 2012	$798	$838	$(40)
Floating rate notes	May 2014	250	250	—
7 5/8% notes	May 2014	375	375	—
7 3/4% notes	May 2016	375	375	—

		1,798	1,838	(40)
Other		2	4	(2)

		$1,800	$1,842	$(42)

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP), LLC):
		As of September 30, 2007	As of December 31, 2006	Change
Debt due to Avis Budget Rental Car Funding (a)		$5,765	$4,511	$1,254
Budget Truck financing:
Budget Truck Funding program (b)		257	135	122
Capital leases		218	257	(39)
Other (c)		696	367	329

		$6,936	$5,270	$1,666

(a)

The change in the balance at September 30, 2007 principally reflects (i) increased borrowings under our conduit facility during the nine months ended September 30, 2007 and (ii) the issuance of vehicle-backed floating rate notes at various interest rates during the first six months of 2007 to support the acquisition of rental vehicles within our domestic car rental operations.

(b)	The change in the balance at September 30, 2007 primarily reflects incremental borrowings during second quarter 2007 to support the acquisition of rental vehicles within the Budget Truck rental fleet.
(c)

The change in the balance at September 30, 2007 primarily reflects incremental borrowings under our bank loan and commercial paper conduit facilities to support the acquisition of vehicles in our international operations.

As of September 30, 2007, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$405	$1,095
Letter of credit facility (b)	303	—	303	—

(a)	This secured revolving credit facility was entered into by Avis Budget Car Rental, LLC in April 2006, has a five year term and currently bears interest at one month LIBOR plus 125 basis points.
(b)	Final maturity date is July 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at September 30, 2007:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,940	$5,765	$1,175
Budget Truck financing:
Budget Truck Funding program (c)	400	257	143
Capital leases (d)	218	218	—
Other (e)	1,359	696	663

	$8,917	$6,936	$1,981

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)

The outstanding debt is collateralized by approximately $7.7 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase and guaranteed depreciation agreements) and related assets.

(c)	The outstanding debt is collateralized by $296 million of underlying vehicles and related assets.
(d)

In connection with these capital leases, there are corresponding unamortized assets of $214 million classified within vehicles, net on the Company’s Consolidated Condensed Balance Sheet as of September 30, 2007.

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

Our liquidity position may be negatively affected by unfavorable conditions in the vehicle rental industry. Additionally, our liquidity as it relates to vehicle programs, could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs, (ii) increased costs associated with the principal financing program for our vehicle rental operations if General Motors Corporation or Ford Motor Company is not able to honor its obligations to repurchase the related vehicles and (iii) any disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market. Our liquidity may also be negatively impacted if either Realogy or Wyndham is unable to financially meet its indemnification and other obligations under the agreements among us, Realogy, Wyndham and Travelport entered into in connection with the Cendant Separation. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios or other requirements.

Additionally, we monitor the maintenance of required financial ratios and, as of September 30, 2007, we are not aware of any instances of non-compliance with such financial or restrictive covenants.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2006 Annual Report on Form 10-K filed on March 1, 2007, with the exception of our commitment to purchase vehicles, which decreased by approximately $2 billion from the amount previously disclosed to approximately $6 billion at September 30, 2007. Any changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section entitled “Liquidity and Capital Resources – Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

As of September 30, 2007, our unrecognized tax benefits totaled $442 million including the impact of the adoption of FIN 48. A reduction in the unrecognized tax benefits may occur upon settlement with tax authorities, including the IRS. The IRS is examining our taxable years 2003 through 2006. While the ultimate settlement date is uncertain, we believe it is reasonably possible that examination for the taxable years 2003 through 2006 will conclude in 2010.

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

During the nine months ended September 30, 2007, we adopted the following standard as a result of the issuance of a new accounting pronouncement:

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

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2007 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

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

Previously Reported Matters

The following summarizes material developments that have occurred in our previously reported legal proceedings, with respect to lawsuits that were instituted following the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC International business units in addition to In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.). Pursuant to the Separation Agreement, Realogy and Wyndham have assumed all liabilities related to these litigation matters, as described in Note 13 to our Financial Statements provided in this Quarterly Report on Form 10-Q. In addition, pursuant to the Separation Agreement, Realogy has the right to control all aspects of these matters.

On September 7, 2007, in an action arising out of Cendant’s acquisition of the Credentials business in 1998, captioned CSI Investment et. al. vs. Cendant et. al., the federal court in the Southern District of New York granted summary judgment in the amount of $94 million plus attorneys’ fees to the plaintiffs on their breach of contract claims. A motion for reconsideration was filed in this matter shortly after receipt of the adverse summary judgment decision. In October 2007, one of the two remaining cases related to In Re Cendant Corporation Litigation was settled in principle for an aggregate payment of $26 million to the plaintiffs in that action.

Item 1A.	Risk Factors

Our business requires substantial capital, and a disruption in our ability to obtain financing for our operations could have a material adverse impact on our profitability and financial condition.

We rely on financing for our operations, particularly with respect to our vehicle fleet, which we fund largely through the asset-backed securities and lending market. Any disruption in our ability to obtain financing for our operations, such as due to negative credit events specific to us or events affecting the overall debt markets could have a material adverse impact on our profitability and financial condition.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.
Date: November 7, 2007
/s/ David B. Wyshner
David B. Wyshner
Executive Vice President,
Chief Financial Officer and Treasurer

Date: November 7, 2007
/s/ Brett Weinblatt
Brett Weinblatt
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2006).

10.1	Agreement dated October 15, 2007 between Avis Budget Car Rental, LLC and General Motors ** (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2007).

10.2	Tenth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of October 29, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2007.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	The Company has applied for confidential treatment of portions of this Exhibit. Accordingly portions thereof have been omitted and filed separately.