Form 10-K
period 2007-12-31
AVIS BUDGET GROUP, INC.
filed 2008-02-29
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 29, 2007 was $2,942,661,819. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares outstanding of the Registrant’s common stock was 103,586,476 as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with our annual stockholders’ meeting scheduled to be held on June 5, 2008 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various facts and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the high level of competition in the vehicle rental industry and the impact such competition may have on pricing and rental volume;

•	an increase in the cost of new vehicles;

•	a decrease in our ability to acquire or dispose of cars generally through repurchase or guaranteed depreciation programs or manufacturers’ changes to such programs;

•	a decline in the results of operations or financial condition of the manufacturers of our cars;

•	an increase in costs associated with our fleet based on our number of “risk” vehicles, including as a result of changes in the prices at which we dispose of risk vehicles in the used car market;

•	a downturn in airline passenger traffic in the United States or in the other international locations in which we operate;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the locations in which we operate;

•	a decline in general economic conditions, or a decline in the housing market;

•	our dependence on third-party distribution channels;

•	a disruption or decline in rental activity, particularly during our peak season or in key market segments;

•	a significant increase in interest rates or in borrowing costs or a fluctuation in interest rates, which can impact the valuation of our derivatives;

•	our ability to successfully implement our business strategy for growth;

•	our ability to accurately estimate our future results;

•

our ability to successfully integrate operations upon the acquisition of other businesses, potentially including exercise of our option to purchase a majority interest in Carey Holdings, Inc., the parent company of Carey International, Inc.;

•	a major disruption in our communication or centralized information networks;

•	our exposure to uninsured claims in excess of historic levels;

•	our failure or inability to comply with regulations or any changes in regulations;

•	any impact on us from the actions of our licensees, dealers and independent contractors;

•	substantial increases in fuel costs or decreases in fuel supply;

•	a disruption in our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market;

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services;

•

risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, the restrictive covenants in agreements and instruments governing our debt and the amount of cash required to service all of our indebtedness; and

•

the terms of agreements among us and the former real estate, hospitality and travel distribution businesses following the separation of those businesses from us during third quarter 2006, when we were known as Cendant Corporation, particularly with respect to the allocation of assets and liabilities, including contingent liabilities and guarantees, commercial arrangements, the performance of each of the separated companies’ obligations under these agreements, and the former real estate business’ right to control the process for resolving disputes related to contingent liabilities and assets.

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

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company”, “Avis Budget”, “we”, “our” or “us” means Avis Budget Group, Inc., a Delaware corporation, and its subsidiaries and “Avis Budget Car Rental” or “ABCR” means Avis Budget Car Rental, LLC, a Delaware limited liability company and its subsidiaries, the companies that comprise our vehicle rental operations. “Avis” and “Budget” refer to our Avis and Budget operations, respectively, and do not include the operations of Avis Europe and its affiliates, as further discussed below.

We operate two of the most recognized brands in the global vehicle rental industry through Avis and Budget. Avis is a leading rental car supplier to the premium commercial and leisure segments of the travel industry and Budget is a leading rental car supplier to the price-conscious segments of the industry. We believe we are the largest general-use vehicle rental operator in each of North America, Australia, New Zealand and certain other regions we serve, based on published airport statistics. We maintain the leading share of airport car rental revenue and operate one of the leading consumer truck rental businesses in the United States.

Our car rental operations generate significant benefits from operating two distinctive brands that target different industry segments but share the same fleet, maintenance facilities, systems, technology and administrative infrastructure. We believe that Avis and Budget both enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand. For 2007, our vehicle rental operations generated revenues of $5,968 million. The Avis, Budget and Budget Truck brands accounted for approximately 63%, 30% and 7% of our vehicle rental revenue, respectively, in 2007.

Our operations have an extended global reach that includes approximately 6,900 car and truck rental locations in the United States, Canada, Australia, New Zealand, Latin America, the Caribbean and parts of the Pacific region. On average, our rental fleet totaled more than 425,000 vehicles, and we completed more than 28 million vehicle rental transactions worldwide in 2007. Domestically, in 2007 we derived approximately 81% of our nearly $4.0 billion in car rental revenue from on-airport locations and approximately 19% of our domestic car rental revenue from off-airport locations, which we refer to as our local business. We expanded our local business in 2007, which included an increase in our insurance replacement revenue by approximately 25%, and plan to continue this expansion further in 2008. We rent our fleet of approximately 28,700 Budget trucks through a network of approximately 2,500 dealer-operated, 230 company-operated and 85 franchisee-operated locations throughout the continental United States. We also license the use of the Avis and Budget trademarks to multiple licensees in areas in which we do not operate. The Avis and/or Budget vehicle rental systems in Europe, Africa, the Middle East and parts of Asia are operated at approximately 3,600 locations by subsidiaries and sub-licensees of an independent third party primarily under royalty-free trademark license agreements.

We categorize our operations in three operating segments: domestic car rental, consisting of our Avis and Budget U.S. car rental operations; international car rental, consisting of our international Avis and Budget car rental operations; and truck rental, consisting of our Budget truck rental operations. In 2007:

•	our domestic car rental business generated approximately 92 million rental days and time and mileage revenue per day of $40.06 with an average rental fleet of approximately 340,889 vehicles;

•	our international car rental business generated approximately 14 million rental days and time and mileage revenue per day of $43.54 with an average rental fleet of approximately 55,703 vehicles; and

•	our truck rental business generated approximately 4.2 million rental days and time and mileage revenue per day of $79.17 with an average rental fleet of approximately 28,700 trucks.

For 2008, our objective is to enhance growth, profitability and our position as a leader in the vehicle rental industry. We expect to achieve our goals by focusing our efforts on the following core strategic initiatives:

•

Optimizing Our Two-Brand Strategy.  We plan to continue to position our two distinct and well-recognized brands to capture different segments of customer demand. With Avis as a premium brand preferred by corporate and upscale leisure travelers, and Budget as a value brand preferred by cost-conscious travelers, we believe we are able to target a broad range of demand, particularly since the two brands share the same operational and administrative infrastructure while providing differentiated though consistently high levels of customer service. We aim to provide products, service and pricing, and to maintain marketing affiliations and corporate account contracts, which complement each brand’s positioning. In addition, we use various marketing channels as appropriate for each of our brands and seek to continue to increase the volume of reservations that we generate through our avis.com and budget.com websites, which are among our least-expensive sources of advance bookings.

•

Expanding Our Revenue Sources.  We plan to expand the revenues we generate from sources beyond on-airport time and mileage rental fees. We seek to grow off-airport revenue for Avis and Budget by opening new locations and continuing our effort to identify and attract local demand. In particular, we plan to increase our revenues in the insurance replacement sector, in which we have historically had a more limited presence, and we employ a dedicated local sales team to expand our insurance replacement, local truck rental and off-airport general-use rental volumes. Separately, we look to expand our revenue sources by offering additional products and services to existing on- and off-airport customers, including additional insurance coverages and insurance-related and other ancillary products and services, such as electronic toll collection services and our Where2 GPS navigation product (which was launched in the United States in 2006 and in Canada in 2007). In October 2007 we acquired a minority interest in Carey Holdings, Inc., the leading provider of chauffeured ground transportation services worldwide, as well as a one-year option to increase our holdings to a majority interest. If we exercise our option, we expect to expand revenue by offering our customers a full range of ground transportation products.

•

Capturing Incremental Profit Opportunities.  We plan to continue our focus on yield management and pricing optimization, rigorous cost controls, fleet diversification and process improvement. We are developing technology that will allow us to strengthen our yield management and we have implemented technology that enables us to tailor our product/price offerings to specific customer segments, including technology that allows Avis and Budget to target customers with rates and prices based on past shopping and rental behavior. We also plan to acquire and develop technology that will help us optimize our fleet acquisition and disposal decisions. With respect to fleet diversification, in an effort to mitigate expected increases in fleet costs, we are seeking to adjust our relationships with vehicle manufacturers by continuing to move to a more balanced multi-supplier model, increasing the risk-vehicle portion of our fleet and lengthening the average hold period. In addition, we believe the expansion of our revenue sources (discussed above) will permit us to generate incremental profits from our customer base, while at the same time enhancing their vehicle rental experience. In 2007, we launched our Performance Excellence process improvement initiative to identify methods to increase efficiency throughout our operations and generate sustainable cost savings, which we believe will have a significant impact on our financial performance.

In 2007, we made continued progress toward our strategic objectives. We retained approximately 98% of our commercial contracts. Avis and Budget maintained their marketing alliances with USAA and AARP, which are long-time Avis marketing partners, and Budget grew its award-winning small business program. We opened approximately 195 new off-airport locations in 2007, and off-airport revenues represented 19% of our domestic car rental revenues. We are an “approved” or “preferred” provider for customers of a majority of the largest auto insurance companies in the United States. In 2007, we continued to increase revenue related to rentals of Where2 GPS navigation system units, loss damage waivers and insurance products, and other ancillary services. In the area of cost management, we have continued to reduce our reliance on individual fleet suppliers and to diversify our fleet purchases, and we established our Performance Excellence program to identify and effect potential process-improvement and cost saving opportunities. We are utilizing sophisticated yield-management technology to optimize our pricing and fleet planning, and we continue to analyze and streamline our operations to gain efficiencies. And, most importantly, our more than 30,000 employees continue to provide reliable, high-quality vehicle rental services that foster customer satisfaction and customer loyalty.

* * *

Company Information

Our principal executive office is located at 6 Sylvan Way, Parsippany, New Jersey 07054 (telephone number: (973) 496-4700). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Commission and certain of our officers and directors file statements of changes in beneficial ownership on Form 4 with the Commission. Such reports (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to such reports), proxy statements and other information and such Form 4s can be accessed on our website at www.avisbudget.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. A copy of our Codes of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our website. We will provide, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, Codes of Conduct and Ethics, Corporate Governance Guidelines and Board Committee Charters upon request by phone or in writing at the above phone number or address, attention: Investor Relations. In accordance with New York Stock Exchange (NYSE) Rules, on June 14, 2007, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Company History

We were created through a merger with HFS Incorporated in December 1997 with the resultant corporation being renamed Cendant Corporation. On August 23, 2006, Cendant completed a separation into four separate companies (the “Cendant Separation”), one for each of its former Real Estate Services businesses (Realogy Corporation), its former Hospitality Services businesses (Wyndham Worldwide Corporation), its former Travel Distribution Services businesses (Travelport) and its Vehicle Rental businesses (Cendant, now Avis Budget Group). Following completion of the Cendant Separation, Cendant changed its name to Avis Budget Group, Inc. and our common stock began to trade on the New York Stock Exchange under the symbol “CAR.” Avis Budget Group’s operations consist of two of the most recognized brands in the global vehicle rental industry through Avis Budget Car Rental, LLC, the parent of Avis Rent A Car System, LLC, Budget Rent A Car System, Inc. and Budget Truck Rental, LLC.

Founded in 1946, Avis is believed to be the first company to rent cars from airport locations. Avis expanded its geographic reach throughout the United States in the 1950s and 1960s. In 1963, Avis introduced its award winning “We try harder” advertising campaign, which is considered one of the top ten advertising campaigns of all time by Advertising Age magazine. Budget was founded in 1958. The company name was chosen to appeal to the “budget-minded” or “value-conscious” vehicle rental customer. Avis possesses a long history of using proprietary information technology systems in its business, and its established, but continually updated, Wizard System remains the backbone of our operations. We acquired the Avis brand in 1996, Avis’ capital stock in 2001, and the Budget brand and substantially all of the domestic and certain international assets of Budget’s predecessor in 2002.

In addition to our vehicle rental operations, we continue to manage the administration of certain legacy items which remain following the completion of the Cendant Separation. In connection with the Cendant Separation, we entered into certain agreements, including the Separation and Distribution Agreement dated as of July 27, 2006 (the “Separation Agreement”), with Realogy, Wyndham and Travelport governing our relationships following the separation, including the assumption by Realogy and Wyndham of 62.5% and 37.5%, respectively, of certain contingent and other liabilities of Cendant.

Car rental business

Operations—Avis

We operate or franchise approximately 2,200 of the approximately 5,100 rental locations that comprise the Avis car rental system (the “Avis System”), which represents one of the largest car rental systems in the world, based on total revenue and number of locations, and encompasses locations at most of the largest airports and cities in the United States and internationally. The Avis System in Europe, Africa, the Middle East and parts of Asia is primarily operated under royalty-free license agreements with Avis Europe Holdings, Limited (“Avis Europe”), an independent third party, and is comprised of approximately 2,900 locations operated by Avis Europe and its sub-licensees.

We own and operate approximately 1,300 Avis car rental locations in both the on-airport and local rental segments in North America, Australia, New Zealand, Latin America and the Caribbean. In 2007, Avis generated total revenue of approximately $3.7 billion, of which approximately 83% (or $3.1 billion) was derived from U.S. operations. In addition, we franchise the Avis System to independent business owners in approximately 850 locations throughout the United States, Canada, Latin America, Australia, New Zealand and parts of the Pacific region. In 2007, approximately 95% of the Avis System total domestic revenue was generated by our locations and the remainder was generated by locations operated by franchisees. Franchisees generally pay royalty fees to us based either on total time and mileage charges or total revenue.

In 2007, Avis derived approximately 62% and 38% of its domestic time and mileage revenue from commercial and leisure customers, respectively, and 81% and 19% of its domestic revenue from customers renting at airports and locally, respectively. We have continued to focus efforts in 2007 on increasing the amount of revenue we generate locally from customers who rent in order to temporarily replace their own cars when they are being repaired or are otherwise unavailable.

The Avis brand provides high-quality car rental services at price points generally above non-branded and value-branded national car rental companies. We offer Avis customers a variety of premium services, including:

•	Avis Preferred, a counter bypass program, which is available at major airport locations;

•

Where2, a navigation system with real-time traffic alerts, including weather delays, construction tie-ups and traffic snarls, which suggests alternative routes and features Bluetooth hands-free calling and MP3 playback capability as well as directions in multiple languages;

•

Avis Cool Cars, a line of fun-to-drive vehicles such as the Cadillac CTS, Chevrolet Corvette, Chrysler Crossfire and Hummer H3, as well as eco-friendly Nissan Altima and Toyota Prius “hybrid” vehicles;

•	Roving Rapid Return, wireless technology, which permits customers who are returning vehicles to obtain a printed charge record from service agents at the vehicle as it is being returned;

•	Avis Cares, a program which provides customers with area-specific driver safety information, the latest child safety seats (available for rent), local information and driving maps;

•	Avis Access, a full range of special products and services for drivers and passengers with disabilities;

•

Avis Interactive, a proprietary management tool that allows select corporate clients to easily view and analyze their rental activity via the Internet through account analysis and activity reports, allowing these clients to better manage their travel budgets and monitor employee compliance with applicable travel policies;

•	The Avis First Program, a new customer loyalty program that rewards customers with additional benefits for frequent rentals; and

•	Chauffeur Drive, a premium service which allows customers to hire a professional driver to drive their Avis rental car through an arrangement with a third party provider.

Operations—Budget

The Budget vehicle rental system (the “Budget System”) is one of the largest car rental systems in the world, based on total revenue and number of locations. We operate or franchise approximately 1,900 of the approximately 2,600 car rental locations in the Budget System, including locations at most of the largest airports and cities in the United States and certain other regions. The Budget System in Europe, Africa and the Middle East is operated under a royalty-free trademark license agreement with an independent third party, which is an affiliate of Avis Europe and is comprised of approximately 700 additional company-operated and sub-licensee locations.

We own and operate approximately 800 Budget car rental locations in the United States, Canada, Puerto Rico, Australia and New Zealand. In 2007, our Budget car rental operations generated total revenue of approximately $1.8 billion, of which 86% (or $1.5 billion) was derived from U.S. operations. We also franchise the Budget System to independent business owners who operate approximately 1,100 locations throughout the United States, Canada, Latin America, the Caribbean and parts of the Asia Pacific region. In 2007, approximately 84% of the Budget System domestic total revenue was generated by our locations with the remainder generated by locations operated by independent franchisees. Independent franchisees generally pay royalty fees to us based on gross rental revenue. In 2007, Budget derived 24% and 76% of its domestic time and mileage car rental revenue from commercial and leisure customers, respectively, and 80% and 20% of its domestic car rental revenue from customers renting at airports and locally, respectively.

Budget is a leading rental car supplier to the price-conscious segments of the industry, and Budget was named “Leading Provider of Outstanding Car Rental Deals” in April 2007 by Travelzoo, a global Internet media company. Budget offers its customers Fastbreak, an expedited rental service for frequent travelers, which operates much like Avis Preferred. Budget also offers the Budget Small Business Program, a program for small businesses that offers discounted rates and central billing options, and Unlimited Budget, a loyalty program for travel professionals established by Budget over ten years ago. Budget also offers Where2 and Roving Rapid Return, as described above.

Reservations

Customers can make Avis and Budget reservations through our Avis and Budget websites at avis.com and budget.com, through our reservation centers (also referred to as contact centers) toll-free at 1-888-777-AVIS and 1-800-BUDGET7, respectively, through online travel portals, through selected partners, including many major airlines utilizing direct connect technology, through their travel agent or by calling a location directly. Travel agents can access our reservation systems through all major global distribution systems and can obtain information with respect to rental locations, vehicle availability and applicable rate structures through these systems.

Marketing

Avis and Budget support their premium and value brand positions through a range of marketing channels and campaigns, including traditional media, such as television, radio and print advertising, as well as Internet and direct marketing. Avis focuses its marketing around its industry-leading customer loyalty and its award-winning “We try harder” campaign. Budget builds its marketing around retail advertising, key partnerships and online marketing campaigns.

We maintain strong links to the travel industry. Avis and Budget offer customers the ability to earn frequent traveler points with most major airlines’ frequent traveler programs. Avis and Budget are also affiliated with the frequency programs of major hotel companies, including Hilton Hotels Corporation, Hyatt Corporation, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide. These arrangements provide incentives to program participants and cooperative marketing opportunities, including call transfer programs and online links with various partners’ websites. Avis has an agreement with Wyndham Worldwide’s lodging brands whereby lodging customers making reservations by telephone may be transferred to Avis if they desire to rent a vehicle.

In 2007, approximately 79% of domestic vehicle rental transactions from our owned and operated Avis locations in the United States were generated by travelers who rented from Avis under contracts between Avis and the travelers’ employers or through membership in an organization with whom Avis has a contractual affiliation (such as AARP). Avis also has marketing relationships with American Express Company and Sears, Roebuck & Co., through which we are able to provide customers of these companies with incentives to rent from Avis. Avis franchisees also have the option to participate in these affiliations. For commercial and leisure travelers who are unaffiliated with any of the employers or organizations that we contract with, Avis solicits business through media, direct mail, e-mail and Internet advertising. Avis conducts various loyalty programs through direct marketing campaigns, including Avis Preferred, which allows customers to bypass the counter, and Avis First, which offers our customers certain benefits for frequent rentals. As a result of these programs, Avis has been ranked as the top rental car brand for customer loyalty for nine consecutive years by a leading third party research firm. Travel agents are also able to participate in the Avis travel agent reward program, Club Red.

Similarly, Budget offers “Unlimited Budget”, a loyalty incentive program for travel agents which had approximately 18,600 travel agents actively enrolled as of December 31, 2007, and the Budget Small Business Program, a program for small businesses that offers discounted rates and central billing options. Budget also has contractual arrangements with American Express Company and other organizations which offer members of these groups incentives to rent from Budget. In connection with its focus on price-conscious customers, Budget primarily relies on retail advertising, including Internet advertising, and on value pricing to drive customers to our Budget website, our call centers and other distribution channels. Budget also offers proprietary marketing programs such as Fastbreak, an expedited rental service for frequent renters.

Our international Avis and Budget operations maintain close relationships with the travel industry through participation in several non-U.S. based frequent traveler programs with airlines such as Air Canada and Qantas Airways Limited, as well as participation in Avis Europe’s programs with British Airways Plc, Deutsche Lufthansa AG and other carriers.

Franchising

Of the approximately 2,200 Avis and approximately 1,900 Budget car rental locations we operated and/or franchised at December 31, 2007, approximately 39% and 57%, respectively, were owned and operated by franchisees. Revenue derived from our car rental franchisees in 2007 totaled approximately $35 million. Franchised locations range from large operations at major airport locations to franchise territories encompassing an entire country to relatively small operations in suburban locations. Fleets of our franchisees range from fleets in excess of 3,000 vehicles to fleets of fewer than 50 vehicles. Franchising provides us with a source of high margin revenue as there are relatively limited additional fixed costs associated with fees paid by franchisees to us. Although franchised locations represent approximately half of the locations that we own or franchise, they represent only approximately 9% of total domestic revenue generated by the Avis and Budget Systems, as the average franchised operation is significantly smaller than the average owned location. Generally, we do not actively seek new franchisees in the United States or Canada.

We enjoy good relationships with our franchisees and meet regularly with them at regional, national and international meetings. Our relationships with Avis and/or Budget franchisees are governed by franchise agreements that grant the franchisees the right to operate Avis and/or Budget vehicle rental businesses in certain exclusive territories. These franchise agreements impose obligations on the franchisee regarding the operations of each franchise and most restrict the franchisee’s ability to transfer its franchise agreement and the franchisee’s capital stock. Each franchisee is required to adhere to our system standards for each brand as updated and supplemented by our policy bulletins, brand manuals and service programs. We maintain the right to monitor the operations of franchisees and, when applicable, can declare a franchise to be in default under its franchise agreements, which may or may not be curable. We can terminate these franchise agreements for certain defaults, including failure to pay franchise fees and failure to adhere to our operational standards.

Our franchise agreements grant the franchisees the exclusive right to operate an Avis and/or Budget car and/or truck rental business in a particular geographic area. Under agreements that predate our ownership of Avis or Budget, a limited number of franchisees in the United States are also separately franchised exclusively to sell used cars under the Avis and/or Budget brand. Our current franchise agreements provide for a 20-year term. Certain existing franchise agreements provide for renewal terms for no additional fee so long as the franchisee is not in default. Upon renewal, the terms and conditions of the franchise agreement may generally be amended from those contained in the expiring franchise agreements, while language in certain older franchise agreements may limit our ability to do so. The car rental royalty fee payable to us under franchise agreements is generally 5% to 7.5% of gross rental revenue but certain franchisees of each brand, both internationally and domestically, have franchise agreements with different royalty fee structures.

Pursuant to their franchise agreements, some franchisees must meet certain requirements relating to the number of rental locations in their franchised territory, the number of vehicles available for rental and the amount of their advertising and promotional expenditures. In general, each franchise agreement provides that the franchisee must not engage in any other vehicle rental business within the franchised territory during the term of such agreement and, in the Budget franchise agreement, for 12 months thereafter. Upon termination of a franchise, the franchisee is also prohibited from using the Avis or Budget name and related marks in any business.

Other revenue

In addition to revenue from vehicle rentals and franchisee royalties, we generate revenue from Avis and Budget customers through the sale and/or rental of optional products and services such as supplemental equipment (for example, child seats and ski racks), loss damage waivers, additional/supplemental liability insurance, personal accident/effects insurance, fuel service options, fuel service charges, electronic toll collection and other ancillary products and services as described above, such as rentals of Where2 GPS navigation units which in 2007 contributed more than $35 million to pretax income. In 2007, approximately 4% of our vehicle rental operations revenue was generated by the sale of loss damage waivers under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if the customer has not breached the rental agreement. In addition, we receive reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations.

Websites

Avis and Budget have strong brand presence on the Internet through their websites, avis.com and budget.com, as well as third party websites. In 2007, the number of Avis and Budget vehicle rental customers who obtained rate, location and fleet information and then reserved their rentals directly on these websites increased. Direct bookings via our websites incur less cost per transaction than bookings made through our voice reservation agents or through third party distribution systems. Therefore, an increase in Internet bookings generates cost savings for us. In addition, both Avis and Budget have agreements to promote their car rental services with major Internet portals and have a strong advertising presence on various search engines. Bookings over the Internet accounted for 52% of Budget’s 2007 domestic reservations, with 32% of reservations derived from bookings on budget.com. Bookings over the Internet accounted for 32% of Avis’ domestic reservations, with 25% derived from bookings on avis.com. In 2007, avis.com reservations grew by 16% and budget.com reservations grew by 10% over the prior year.

The Wizard System

We own the Wizard System, our worldwide reservation, rental, data processing and information management system. The Wizard System enables us to process over one million incoming customer inquiries each day, providing our customers with accurate and timely information about our locations, rental rates and vehicle availability, as well as the ability to place or modify reservations. Additionally, the Wizard System is linked to all major travel distribution networks worldwide and provides real-time processing for travel agents, travel industry partners (such as airlines), corporate travel departments and individual consumers through our websites or calls to our contact centers. The Wizard System also provides personal profile information to our reservation and rental agents to better service our customers. Among the principal features of the Wizard System are:

•	“Roving Rapid Return”, wireless technology which permits customers who are returning vehicles to obtain a printed charge record from service agents at the vehicle as it is being returned;

•	“Preferred Service”, Avis’ expedited rental service that provides enrolled customers with a printed Preferred Service rental record in their pre-assigned vehicle and a fast, convenient check-out;

•	“Fastbreak”, Budget’s expedited rental service which allows for a faster processing of rentals and service for enrolled customers;

•	“Wizard on Wheels”, which enables us to assign vehicles and complete rental agreements while customers are being transported to the rental vehicle;

•	“Flight Arrival Notification”, a system that alerts rental locations when flights have arrived so that vehicles can be assigned and paperwork prepared automatically;

•

“Avis Link”, which automatically identifies when a customer with a profile on record is entitled to special rental rates and conditions, and therefore sharply reduces the number of instances in which we inadvertently fail to give Avis renters the benefits of negotiated rate arrangements to which they are entitled;

•	“Credit Card Link”, which allows both brands to verify all major credit cards through a real-time connection during the rental processing;

•	interactive interfaces through third party computerized reservation systems such as Galileo and Sabre;

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

•

Business mix model.  We have developed a strategic planning model to evaluate discrete components of our business relative to each other. The model considers revenue and costs to determine the potential margin contribution of each discrete segment. The model develops business mix and fleet optimization recommendations by using data from our financial systems, the Wizard System and the fleet and revenue management systems along with management’s objectives and targets.

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

Vehicle purchasing.  We participate in a variety of vehicle purchase programs with major domestic and foreign vehicle manufacturers. General Motors is the featured supplier for Avis, and Ford is the featured supplier for Budget. During 2007, approximately 44%, 26% and 15% of the cars acquired for our U.S. car rental fleet were manufactured by General Motors, Ford and Chrysler, respectively, compared to 42%, 32% and 12%, respectively, in 2006. During 2007, we also purchased Hyundai, Kia, Nissan, Subaru, Suzuki, Toyota and Volkswagen vehicles. The decrease in the portion of our fleet sourced from Ford in 2007 is reflective of our overall efforts to diversify our fleet, which we expect to continue in 2008. The substantial majority of vehicles used in our rental car business are purchased through our principal U.S. vehicle financing program, which is an asset-backed facility.

Vehicle disposition.  We generally hold a vehicle in our domestic fleet for a term of four to fourteen months. For 2007 and 2006, approximately 75% and 88%, respectively, of the rental cars purchased for our domestic car fleet were subject to agreements requiring automobile manufacturers to repurchase them or guarantee our rate of depreciation during a specified period of time. Cars subject to these agreements are sometimes referred to as “program vehicles” or “program cars” and cars not subject to these agreements are sometimes referred to as “risk cars” or “risk vehicles”. The programs in which we participate currently require that the program vehicles be maintained in our fleet for a minimum number of months (typically four to twelve months) and impose return conditions, including those related to mileage and condition. At the time of return to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market at the time of disposition. The future percentages of program vehicles in our fleet will be dependent on the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs, and we expect percentages for 2008 to be lower than 2007 as we acquire more risk vehicles in order to mitigate the anticipated increased cost of program vehicles. We dispose of our risk vehicles largely through automobile auctions, including auctions that enable dealers to purchase vehicles online more quickly than traditional auctions.

Of the approximately 407,000 cars from our rental car fleet that we sold in 2007 (compared to 445,000 that we sold in 2006), we sold approximately 88% back to the manufacturers pursuant to repurchase or guaranteed depreciation programs and the rest through third party channels such as wholesale auctions. In 2008, we expect the percentage of cars sold back to the manufacturers to decrease as we acquire more risk vehicles.

Utilization and seasonality.  Our car rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. The general seasonal variation in demand, along with more localized changes in demand at each of our locations, causes us to vary our fleet size over the course of the year. For 2007, our average monthly fleet size in the U.S. ranged from a low of approximately 300,000 vehicles in December to a high of approximately 388,000 vehicles in July. Our average fleet size increased 4.2% in 2007, to 340,899 vehicles. Domestic fleet utilization for 2007, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 68% in December to 79% in August and averaged 75% for 2007. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled statistics.

Maintenance.  We place a strong emphasis on vehicle maintenance since quick and proper repairs are critical to fleet utilization. To accomplish this task we employ a fully-certified National Institute for Automotive Service Excellence (“ASE”) technician instructor at our headquarters. This instructor has developed a specialized training program for our 418 technicians who operate in approximately 100 maintenance and damage repair centers for both Avis and Budget. We use advanced diagnostic equipment, including General Motors’ “Techline” and “Tech 2” diagnostic computers and Ford’s PDS diagnostic system. Our technician training department also prepares its own technical service bulletins that can be retrieved electronically at all of our repair locations. Approximately 89% of our technicians are ASE-certified.

Customer service

Our commitment to delivering a consistently high level of customer service is a critical element of our success and strategy. Each year, our internal quality auditors conduct approximately 1,000 unannounced reviews of locations to measure service levels by location. We identify specific areas of achievement and opportunity from these assessments. We address areas of improvement on a system-wide level and develop standard methods and measures. The major focus areas of these assessments include (i) vehicle condition and availability; (ii) customer interaction, including helpfulness and courtesy; and (iii) location image. In addition, we utilize a toll-free “800” number and a dedicated customer service e-mail address to allow customers of both Avis and Budget to report problems directly to our customer relations department. Location associates and managers also receive training and are empowered to resolve virtually all customer issues at the location level. We prepare weekly and monthly reports on the types and number of complaints received for use in conjunction with the customer satisfaction reports by location management as feedback of customer service delivery. Finally, we conduct daily location-specific customer satisfaction tracking by sending web-based surveys to recent customers of our top volume locations.

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

Competition

The car rental industry is characterized by intense price and service competition. Competition in the U.S. vehicle rental operations business is based primarily upon price, reliability, vehicle availability, national distribution, usability of booking systems, ease of rental and return and other elements of customer service. In addition, competition is influenced strongly by advertising, marketing and brand reputation. We compete primarily with the following car rental companies: Hertz Global Holdings, Inc., Dollar Thrifty Automotive Group, and Enterprise Rent-A-Car Company, which also operates the National Car Rental and Alamo brands.

2007 Acquisitions

On October 23, 2007 we acquired a minority interest in Carey Holdings, Inc., the parent company of Carey International, Inc., a worldwide provider of chauffeured ground transportation services. In connection with this transaction, we invested approximately $60 million in cash and acquired approximately 48% percent of Carey’s common stock. We also acquired a one-year option to increase our ownership stake to 80% of Carey’s common stock, subject to certain conditions, which would likely include the assumption or repayment of Carey’s existing indebtedness. If we exercise of our option, we expect to expand revenue by offering our customers a full range of ground transportation products.

In 2007, we also purchased the car and truck rental operating rights and/or assets from approximately 13 of our former Avis and Budget domestic franchisees for approximately $10 million in cash. Such acquisitions were not significant individually or in the aggregate to our business.

Truck rental business

Operations

Budget’s truck rental business is one of the largest local and one-way truck rental businesses in the United States. The Budget truck rental business has a combined fleet of approximately 28,000 trucks, with a median truck age of less than three years, which are rented through a network of approximately 2,500 dealers, 230 company-operated and 85 franchisee-operated locations throughout the continental United States. The Budget truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. In 2007, the Budget truck rental business generated total revenue of approximately $416 million.

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

In 2007, we completed the integration of our Denver-based corporate truck operations into our Parsippany headquarters and existing car-rental facilities, eliminated certain positions and significantly reduced separate senior management for our truck rental operations.

Distribution

Budget’s truck rental business is offered through a national network, which included approximately 2,500 dealers as of December 31, 2007. These independently owned dealers primarily operate self-storage facilities, rental centers, hardware stores, service stations and other similar retail service businesses. In addition to the dealers’ principal businesses, the dealers rent our light- and medium-duty trucks to consumers and to our commercial accounts and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck rentals and ancillary equipment rentals. Generally, dealership agreements may be terminated by either party upon 30 to 90 days’ prior written notice.

Strategic Partnerships and Agreements

In September 2007, Budget entered into a co-branding agreement with Public Storage, the largest owner and operator of self-storage facilities worldwide, as an exclusive third-party provider of rental trucks to Public Storage customers. As part of this agreement, approximately 200 Public Storage locations in the U.S. will offer on-site Budget truck rentals, and the parties will engage in cross-promotional efforts, including co-branding of websites and “yellow pages” advertising. Budget has also entered into a strategic partnership with Sears, Roebuck & Co., whereby Budget will have the opportunity to open Budget truck rental locations at certain Sears appliance outlet stores nationwide. In September 2007, Budget was accepted as an “approved vendor” of truck rental services by the U.S. Government Services Administration (“GSA”). The GSA agreement allows Budget to bid and/or receive contracts from any federal agency for temporary fleet replacement, special events, natural disasters and other general use.

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

Ancillary products and insurance coverages

We supplement our daily truck rental revenue by offering customers a range of ancillary optional products. We rent automobile towing equipment and other moving accessories such as hand trucks, furniture pads and moving supplies, as well as Where2 GPS navigation units. We also make available to customers a range of optional liability-limiting products and coverages such as physical damage waivers, automobile towing protection, personal accident and cargo insurance, and supplemental liability insurance. These ancillary products enhance our appeal to consumers by offering customers “one-stop” moving services.

Insurance

We generally assume the risk of liability to third parties arising from vehicle rental services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, for up to $1 million per occurrence, through a combination of self-insurance, insurance coverage provided by one of our domestic subsidiaries and insurance coverage secured from one or more unaffiliated domestic insurance carriers. We retain the exposure for up to $9 million per occurrence, in excess of the previously described $1 million level, through an unaffiliated fronting carrier who is reinsured by our offshore captive insurance company, Constellation Reinsurance Co., Ltd. We also purchase additional excess insurance coverage from a combination of unaffiliated excess carriers.

We insure the risk of liability to third parties in Argentina, Australia and New Zealand through a combination of unaffiliated carriers and our affiliates. These carriers provide coverage supplemental to minimum local requirements.

Trademarks and intellectual property

The service marks “Avis” and “Budget”, related marks incorporating the words “Avis” or “Budget”, and related logos and marks such as “We try harder” are material to our vehicle rental business. Our subsidiaries, licensees and franchisees actively use these marks. All of the material marks used by the Avis and Budget Systems are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as all countries worldwide where Avis and Budget have operations. Our subsidiaries own the marks, patents and other intellectual property, including the Wizard System, used in our business.

FINANCIAL DATA OF SEGMENTS AND GEOGRAPHIC AREAS

Financial data for our segments and geographic areas are reported in Note 23—Segment Information to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

REGULATION

We are subject to federal, state and local laws and regulations, including those relating to taxing and licensing of vehicles, franchising, consumer credit, consumer protection, environmental protection, insurance, privacy and labor matters.

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

Loss damage waivers

A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if there has been no breach of the rental agreement. Approximately 4% of our revenue during 2007 was generated by the sale of loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer’s personal automobile insurance and that loss damage waivers may not be necessary. In addition, New York permits the sale of loss damage waivers at a capped rate per day based on the vehicle manufacturer’s suggested retail price. Illinois, Nevada and California have similar statutes, which establish the daily rate that can be charged for loss damage waivers.

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

Privacy

Laws in some countries and jurisdictions limit the types of information we may collect about individuals with whom we deal or propose to deal, as well as how we collect, retain and use the information that we are permitted to collect, some of which is non-public personally identifiable information. The centralized nature of our information systems requires the routine flow of information about customers and potential customers across national borders, particularly into the United States. If this flow of information were to become illegal, or subject to onerous restrictions, our ability to serve our customers could be seriously impaired for an extended period of time. In addition, our failure to maintain the security of the data we hold, whether as a result of our own error or the actions of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs and otherwise adversely impact our results of operations.

EMPLOYEES

As of December 31, 2007, we employed approximately 30,000 employees, of which approximately 10,800 people were employed on a part-time basis. Approximately 27% of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

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

Risks related to our business

The high level of competition in the vehicle rental industry may lead to reduced rental volumes, downward pricing or an inability to increase our prices, which could have an adverse impact on our results of operations.

The vehicle rental industry in which we operate is highly competitive. We believe that price is one of the primary competitive factors in the vehicle rental industry. Our competitors, some of whom may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that we match competitors’ downward pricing, it could have an adverse impact on our results of operations. To the extent that we do not match or remain within a reasonable competitive margin of our competitors’ pricing, it could also have an adverse impact on our results of operations, as we may lose rental volume. The Internet has increased pricing transparency among vehicle rental companies by enabling cost-conscious customers to more easily obtain and compare the rates available from various vehicle rental companies for any given rental. This transparency may increase the prevalence and intensity of price competition in the future.

We face risks of increased fleet costs, both generally and the possibility that manufacturers could change or cease their repurchase or guaranteed depreciation programs.

Fleet costs represented approximately 29% of our aggregate expenses for 2007 and can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles. For 2007 and 2006, approximately 75% and 88%, respectively, of the rental cars purchased for our domestic car fleet were the subject of agreements requiring automobile manufacturers to repurchase them or guarantee the depreciation rate for a specified period of time. We refer to cars subject to such agreements as “program cars.” Under these repurchase and guaranteed depreciation programs, automobile manufacturers agree to repurchase cars at a specified price during a specified time period or guarantee the rate of depreciation for a specified period of time, typically subject to certain car condition and mileage requirements. Repurchase and guaranteed depreciation programs, therefore, enable us to determine, in advance, our depreciation expense, which is a significant cost factor in our car rental operations. Repurchase and guaranteed depreciation programs also limit the risk to us that the market value of a car, at the time of its disposition, will be less than its estimated residual (or depreciated) value.

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

We face risks due to a possible decline in the financial condition of automobile manufacturers.

During 2007, approximately 69% of the cars acquired for our U.S. car rental fleet were manufactured by either General Motors Corporation or Ford Motor Company. A default on any repurchase or guaranteed depreciation agreement, particularly with respect to GM or Ford, might leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were either (i) sold for an amount less than the amount guaranteed under the applicable agreement or (ii) sold and returned to the car manufacturer but for which we were not paid, as well as potential additional expenses if the prices at which we were able to dispose of program cars were less than the specified prices under the repurchase or guaranteed depreciation program. Any increased risk with respect to the likelihood of these defaults or a decline in the results of operations or financial condition of the manufacturers of the cars we purchase could also impact our ability to finance the purchase of cars to maintain our car rental fleet.

We face risks of increased fleet costs as a result of the increase in our number of “risk” vehicles.

We have no control over the terms of manufacturers’ repurchase and guaranteed depreciation programs, and we anticipate that the cost of program vehicles will increase in 2008. We intend to reduce the number of program cars we purchase in 2008 as we acquire more vehicles not covered by repurchase or guaranteed depreciation programs (“risk vehicles”) in order to mitigate such increased costs. We currently sell risk vehicles through auctions, third party resellers and other channels, which channels may not produce stable used vehicle pricing in the future. The costs of our risk vehicles may be materially impacted by the relative strength of the used vehicle marketplace, particularly the marketplace for roughly one-year-old used cars. A decline in the prices at which we sell risk vehicles could have an adverse impact on our fleet holding costs and profitability.

Our car rental business is dependent on airline passenger traffic, and disruptions in travel patterns could harm our business.

In 2007, we generated approximately 81% of our domestic car rental revenue from our corporate-owned on-airport locations. As a result, a decline in airline passenger traffic could have an adverse impact on our results of operations. Events that affect air travel could include economic downturns, work stoppages, military conflicts, terrorist incidents or threats, pandemic diseases, natural disasters or the response of governments to any of these events. We also face increased costs of maintaining our positions on-airport through increased competitive bidding and minimum airport guarantees.

A decline in general economic conditions, including a decline in the residential housing market, could result in a decline in business and leisure travel, and a decline in truck rentals, which could harm our business.

Our results of operations are affected by downturns in economic activity in the United States and abroad. An economic downturn could result in a decline in both business and leisure travel and cause a decline in the volume of car rental transactions, and a decline in home sales may result in a decline in truck rental transactions, both of which could have an adverse impact on our business. In the case of a decline in car rental or truck rental activity, we may reduce rental rates to meet competitive pressures, which could have an adverse impact on our results of operations. A general decline in economic conditions also may have an adverse impact on residual values realized on the disposition of our risk vehicles in the wholesale market.

We are dependent on third party distribution channels, and the success of our business depends in significant part on these relationships.

The operators of third party distribution channels, through which we generate approximately 45% of our domestic reservations, generally can cancel or modify their agreements with us upon relatively short notice. Changes in our pricing agreements, commission schedules or arrangements with third party distribution channels, the termination of any of our relationships or a reduction in the transaction volume of such channels could have an adverse impact on our business, financial condition and results of operations. Most of these reservations are made in connection with global distribution systems or GDS (Amadeus, Galileo, Sabre and Worldspan), which aggregate reservations from various sources. Our largest third party source of reservations (other than from GDS) in 2007 was responsible for less than 3% of our domestic reservations.

Our business is seasonal, and a disruption in rental activity during our peak season could materially adversely affect our results of operations.

In our business, the third quarter of the year has historically been our strongest quarter due to the increased level of leisure travel and household moving activity. In 2007, the third quarter accounted for approximately 28% of our vehicle rental revenue and more than 39% of EBITDA for each of our Domestic Car Rental, International Car Rental and Truck Rental segments. Any occurrence that disrupts rental activity during the third quarter could have a disproportionately adverse impact on our liquidity and/or our results of operations.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant amount of our borrowings, primarily our vehicle-backed borrowings, bear interest at variable rates and expose us to interest rate risk. If interest rates increase, whether because of an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our net income could be adversely affected. As of December 31, 2007, our total outstanding debt of approximately $7.4 billion included interest rate sensitive debt of approximately $500 million (either by its original terms or through the use of interest rate derivatives), which had a weighted average interest rate of approximately 6% per annum. During our seasonal borrowing peak in 2007, outstanding interest rate sensitive debt totaled approximately $1.9 billion, with a weighted average interest rate of approximately 6% per annum.

Our derivative instruments may impact our results of operations.

We utilize derivative instruments to manage a portion of our risk related to interest rate fluctuations. The derivative instruments we use are typically in the form of interest rate swaps. Periodically, we are required to determine the change in fair value, called the “mark to market,” of these derivative instruments, which can result in a non-cash charge or gain being recognized in our financial results for a period preceding the period or periods in which settlement occurs under the derivative instruments and interest payments are made. Changes or shifts in interest rates can significantly impact the valuation of our derivatives and therefore could expose us to substantial mark-to-market losses or gains if interest rates fluctuate materially from the time when the derivatives were entered into. Accordingly, a fluctuation in interest rates may impact our financial position, results of operations, and cash flows.

We may not be successful in implementing our business strategies and growth initiatives.

We plan to increase revenues from sources beyond time and mileage rental fees generated by our on-airport locations. In addition to expanding revenue generated by additional products and services offered to our on- and off-airport customers, we plan to expand our presence in the domestic off-airport segment of the car rental market and expand our insurance replacement and local sales at new and existing off-airport locations through a dedicated local sales team. Our ability to generate significant revenue at new or existing off-airport locations may depend on many factors, including our ability to successfully market to off-airport renters, including local customers needing cars while their vehicles are temporarily unavailable due to repairs or other reasons, and our ability to acquire and maintain our status as an approved car rental company by insurance companies. As a result, revenues generated at off-airport locations may not increase substantially in the short-term. We also anticipate generating sustainable cost savings through implementation of our Performance Excellence process improvement initiative and other efforts. If we are unable to successfully implement these strategies, our financial condition and results of operations could be adversely impacted.

The exercise of our option to purchase a majority interest in Carey Holdings, Inc., or future acquisitions of existing Avis or Budget franchisees or other businesses, could have an adverse impact on our results of operations.

We have an option to purchase additional interests which would increase our total ownership to approximately 80% of the common stock of Carey Holdings, Inc., which option expires October 23, 2008. Our decision to exercise this option may involve numerous risks, including those associated with integrating Carey’s operations, technology and personnel into our business, potential disruption of our ongoing business and distraction of management, and exposure to existing as well as unknown liabilities, including litigation involving Carey. Exercise of the option is subject to certain conditions, which would likely include assumption or repayment of Carey’s existing debt facility. Our acquisition of Carey may not be accretive to our earnings and may negatively impact our balance sheet or results of operations. In the future, we may also decide to acquire or invest in other businesses (including the acquisition of existing franchisees), some of which may be significant, and which acquisitions or investments may involve the same or similar risks.

We face risks arising from our heavy reliance on communications networks and centralized information systems.

We rely heavily on information systems, including our reservation system, to accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems, and we rely on communications service providers to link our systems with the business locations these systems serve. A failure of a major system, or a major disruption of communications between the system and the locations it serves, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes, and otherwise materially adversely affect our ability to manage our business effectively. Our systems’ business continuity plans and insurance programs are designed to mitigate such a risk, not eliminate it.

In addition, because our systems contain personally identifiable non-public information about millions of individuals and businesses, our failure to maintain the security of the data we hold, whether as a result of our own error or the actions of others, could harm our reputation, give rise to legal liabilities leading to lower revenue and increased costs or otherwise adversely impact our results of operations.

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

We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the cleanup of contamination at our owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. Our compliance with existing or future environmental laws and regulations may, however, require material expenditures by us or otherwise have an adverse impact on our consolidated financial position, results of operations or cash flows.

Changes in the U.S. and foreign legal and regulatory environment that affect our operations, including laws and regulations relating to the insurance products we sell, consumer privacy, data security, automobile-related liability and insurance rates, could disrupt our business, increase our expenses or otherwise have an adverse impact on our results of operations.

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

Optional insurance products, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, we offer to renters providing various insurance coverages in our domestic vehicle rental operations are regulated under state laws governing the licensing of such products. In our international car rental operations, our offering of optional products providing insurance coverages historically has not been regulated.

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

In almost every state, we recover various costs associated with the title and registration of our vehicles. In addition, where permitted, we also recover certain costs, including concession costs imposed by an airport authority or the owner and/or operator of the premises from which our vehicle is rented. Our long-standing business practice has been to separately state the existence of these additional costs in our rental agreements and invoices, and disclose to consumers additional surcharges used to recover such costs together with an estimated total price, inclusive of these surcharges, in all distribution channels. This standard practice comports with the Federal Trade Commission Act and has been upheld by several courts. We may in the future be subject to potential legislative changes or administrative action which could limit, restrict or prohibit our ability to separately state, charge and recover such costs, which would result in a cost reallocation. If any such changes were to be enacted there may be an adverse impact or limitation on our ability to recover all of the surcharges we currently charge, which could adversely impact our profitability and results of operations.

We may be held responsible by third parties, regulators or courts for the actions of, or failures to act by, our licensees, dealers or independent operators, which exposes us to possible fines, other liabilities and bad publicity.

Our car and truck rental franchisee and dealer locations are independently owned and operated. We also operate many of our corporate locations through agreements with “agency operators,” which are third party independent contractors who receive commissions to operate such locations. Our agreements with our franchisees, dealers and agency operators require that they comply with all laws and regulations applicable to their businesses, including our internal policies and standards. Under these agreements, our franchisees, dealers and agency operators retain control over the employment and management of all personnel. Third parties, regulators or courts may seek to hold us responsible for the actions of, or failures to act by, our franchisees, dealers or agency operators. Although we maintain the right to monitor the operations of these franchisees, dealers and agency operators, and under certain circumstances have the ability to terminate their agreements for failure to adhere to contracted operational standards, we are unlikely to detect all problems. Moreover, there are occasions when the actions and activities of our franchisees, dealers or agency operators may not be clearly distinguishable from our own. It is our policy to vigorously seek to be dismissed from any such claims and to pursue indemnity for any adverse decisions. Failure of our franchisees, dealers or agency operators to comply with laws and regulations may expose us to liability, damages and publicity that may adversely affect our business.

Significant or sustained increases in fuel costs or limitations in fuel supplies could harm our business.

We could be adversely affected by limitations in fuel supplies or significant or sustained increases in fuel prices. A severe or protracted disruption in fuel supplies or significant increases in fuel prices could have an adverse impact on our financial condition and results of operations, either by directly discouraging consumers from renting cars and trucks or by causing a decline in airline passenger traffic.

Our business requires substantial capital, and a disruption in our ability to obtain financing for our operations, whether or not beyond our control, could have an adverse impact on our profitability and financial condition.

We rely on asset-backed financing for our operations, particularly with respect to our vehicle fleet, which we fund largely through the asset-backed securities and lending market. There has been significant turbulence, reduced liquidity and a significant increase in borrowing spreads in the asset-backed debt markets since third quarter 2007. We may be unable to obtain financing for our operations or refinance our existing financing on similar terms, as a result of negative credit events specific to us, the current asset-backed market environment or a further deterioration in the markets for asset-backed securities, such as:

•

a deterioration in the terms, availability and credit market acceptance of the financial guarantee insurance policies that insure our asset-backed indebtedness at the time of the incurrence of additional, or refinancing of existing, asset-backed indebtedness;

•

rating agencies that provide credit ratings for our asset-backed indebtedness, financial guarantee insurers that insure our asset-backed indebtedness or other third parties requiring changes in the terms and structure of our asset-backed financings, including increased credit enhancement (i) in connection with the incurrence of additional or refinancing of existing asset-backed debt, (ii) upon the occurrence of external events, such as changes in general economic and market conditions or further deterioration in the credit ratings of our principal car manufacturers, including Ford and General Motors, or (iii) any other reasons;

•

the occurrence of certain events, including but not limited to, an insolvency of, or a payment default by, a financial guarantee insurer of our asset-backed indebtedness, that, under the agreements governing our asset-backed indebtedness, could result, among other things, in (i) an amortization event pursuant to which payments of principal and interest on the affected series of asset-backed notes may be accelerated, or (ii) a liquidation event of default pursuant to which the trustee or holders of asset-backed notes would be permitted to require the sale of fleet vehicles or equipment that collateralizes the asset-backed financing; or

•

a deterioration in the acceptance by credit markets of the structures and structural risks associated with asset-backed financing programs such as ours, particularly in light of recent developments in the markets for mortgage-backed securities.

Any disruption in our ability to obtain asset-backed financing for our operations, or maintain our current funding capacity, financing costs and interest rates, could have an adverse impact on our profitability and financial condition.

The terms of ABCR’s senior credit facility and our senior unsecured notes permit us to finance or refinance new car acquisitions through other means, including secured financing that is not limited to the assets of special purpose entity subsidiaries. We may seek in the future to finance or refinance new car acquisitions through such other means. No assurances can be given, however, as to whether such financing will be available, or as to whether the terms of such financing will be comparable to the terms of the senior credit facility or senior unsecured notes.

Risks related to our indebtedness

We have a substantial amount of debt which could impair our financial condition and adversely affect our ability to react to changes in our business.

As of December 31, 2007, our total debt was approximately $7.4 billion and ABCR had approximately $1.2 billion of available borrowing capacity under ABCR’s senior secured credit facility.

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

Subject to specified limitations, the indenture governing our senior unsecured notes limits, but does not prohibit, us from incurring additional indebtedness in the future. As of December 31, 2007, ABCR’s senior secured credit facility provided us commitments for additional borrowings of up to $1.2 billion, in the aggregate. All of those borrowings would be secured and the lenders under ABCR’s senior secured credit facility would have a prior claim to the assets that secure such indebtedness. If new debt is added to our current debt levels, the risks described above in the previous risk factor could intensify.

Restrictive covenants in agreements and instruments governing our debt may adversely affect our ability to operate our business.

The indenture governing our senior unsecured notes and the agreement governing ABCR’s senior secured credit facility contain, and our future debt instruments may contain, various provisions that limit our ability to, among other things:

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

Risks related to the Cendant Separation

We have limited operating history as a stand-alone vehicle rental company.

The financial information included in this annual report on Form 10-K does not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone vehicle rental company during 2005 or 2006. Prior to the completion of the Cendant Separation, the vehicle rental business was operated by Cendant as part of its broader corporate organization, rather than as an independent company. Cendant or one of its affiliates performed various corporate functions for our vehicle rental business, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our financial results for all periods other than fourth quarter 2006 and full year 2007 for our operating segments reflect allocations of corporate expenses from Cendant for these and similar functions. These allocations may be more or less than the comparable expenses we would have incurred had we operated as a stand-alone vehicle rental company during those periods.

We are relying on Realogy, Wyndham Worldwide and Travelport to fulfill their obligations under the Separation Agreement and other agreements.

Pursuant to the Separation Agreement, Realogy and Wyndham Worldwide are responsible for 62.5% and 37.5%, respectively of certain contingent and other of our corporate liabilities including those relating to unresolved tax and legal matters (the “Assumed Obligations”). More specifically, Realogy and Wyndham Worldwide have generally assumed and are responsible for the payment of their allocated percentage of (i) all taxes imposed on us and certain of our subsidiaries and (ii) certain of our contingent and other corporate liabilities and/or our subsidiaries to the extent incurred prior to August 23, 2006. These contingent and other corporate liabilities include liabilities relating to (i) Cendant’s terminated or divested businesses, including among others, the former PHH and Marketing Services (Affinion) businesses, (ii) liabilities relating to the sale of Travelport, (iii) the Securities Action and related litigation (for a further description of these litigation matters, see “Legal Proceedings”) and (iv) generally any actions with respect to the Cendant Separation or the distributions brought by any third party. If either Realogy or Wyndham were to default in its payment, when due, of any such Assumed Obligations, each non-defaulting party, including us, would be required to pay an equal portion of the amounts in default.

On April 10, 2007, Realogy was acquired by an affiliate of Apollo Management VI, L.P. and is no longer listed as an independent public company. The acquisition does not affect Relaogy’s obligation to satisfy 62.5% of the Assumed Obligations. However, as a result of the acquisition, Realogy has greater debt obligations and its ability to satisfy its portion of such Assumed Obligations may be adversely impacted. In accordance with the terms of the Separation Agreement, Realogy posted a letter of credit in April 2007 for the benefit of the Company to cover its estimated share of the Assumed Obligations, which is subject to adjustment from time to time, although there can be no assurance that such letter of credit will be sufficient or effective to cover Realogy’s actual obligations if and when they arise. In addition, the Separation Agreement effectively provides Realogy with the right to control the process for resolving disputes related to many of the Assumed Obligations.

Moreover, the Separation Agreement provides for cross-indemnities designed to place financial responsibility of certain liabilities and other obligations with the proper company. For example, Realogy, Wyndham Worldwide and/or Travelport are required to indemnify us in respect of certain effective guarantees that result from either us or one of our subsidiaries remaining a named lessee on real estate leases pertaining to properties occupied by Realogy, Wyndham and/or Travelport. Any failure by Realogy, Wyndham Worldwide or Travelport to pay any of their assumed liabilities when due or to indemnify us when required may adversely impact our results of operations.

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

Your percentage ownership may be diluted in the future because of equity awards that we granted to our directors, officers and employees and the accelerated vesting of other equity awards. As disclosed in the notes to our financial statements included herein, in 2007, we granted approximately 1.1 million restricted stock units. We also expect to grant restricted stock units and/or other types of equity awards in the future.

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

In 2006, prior to the Cendant Separation, our Board adopted a stockholder rights plan (the “Rights Plan”) which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us a newly created series of junior preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten business days (or a later date determined by our Board of Directors before the rights are separated from our common stock) after the public announcement that a person or group has become an “acquiring person” by acquiring beneficial ownership of 15% or more of our outstanding common stock or (ii) ten business days (or a later date determined by our Board before the rights are separated from our common stock) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group becoming an acquiring person. The issuance of preferred stock pursuant to the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The existing Rights Plan will expire in accordance with its current terms unless stockholders approve its continuation at our 2008 annual meeting of stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at leased offices at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease expiring in 2023. Additional corporate functions are also conducted at leased offices at 10 Sylvan Way and Three Century Drive in Parsippany, New Jersey pursuant to leases expiring in 2011 and 2018, respectively. We also own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. Office space is also leased in Orlando, Florida; Englewood, Colorado; Wichita Falls, Texas; Tulsa, Oklahoma; and Fredericton, Canada pursuant to leases expiring in 2010, except for the Englewood and Fredericton leases which expire in 2011. These locations primarily provide operational services for both brands, including call center operations. The Budget office at Redding, California was closed in 2005 and is currently vacant and is subject to a lease expiring in 2011. In addition, there are approximately 15 other leased office locations in the United States for administrative activities, regional sales and operations activities.

We lease or have vehicle rental concessions for both the Avis and Budget brands at locations throughout the world. Avis operates approximately 1,000 locations in the United States and approximately 315 locations outside the United States. Of those locations, approximately 240 in the United States and approximately 120 outside the United States are at airports. Budget operates at approximately 620 locations in the United States of which approximately 160 are at airports. Budget also operates at approximately 180 locations outside the United States of which approximately 60 are at airports. Typically, an airport receives a percentage of vehicle rental revenue, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

Vehicle Rental Litigation

We, along with our subsidiaries, are involved from time to time in legal proceedings in the ordinary course of business, including the cases described below.

On August 8, 2006, Ludwig v. Avis Rent A Car System, Inc. and Farrell v. Budget Rent A Car System, Inc. were commenced in the Superior Court of California in and for Los Angeles on behalf of plaintiffs and all others similarly situated claiming violations of California Civil Code Section 1936 and unlawful, unfair or fraudulent business practices under California Business and Professions Code Section 17203. In both cases, plaintiffs seek class certification, general and compensatory damages, attorneys’ fees and seek that Avis and Budget, respectively, be enjoined from future conduct constituting violations of Civil Code Section 1936. Section 1936 of the California Civil Code establishes the additional daily rates which a rental car company may charge for the optional loss damage waiver product based on the manufacturer suggested retail price (MSRP) of the vehicle in 2002 with Consumer Price Index increases to the MSRP commencing January 1, 2003. Plaintiffs contend that the amount of the daily charge imposed for certain classes of vehicles exceeds the amount set forth in the statute based on the vehicle cost. No class certification hearing has been scheduled or heard by the court. On January 8, 2008, the court determined that no further briefing on any motions, including class certification motions, could occur until after a decision is reached on our motion for summary judgment.

Avis has been named as a defendant in two putative class actions (Esquivel v. Avis, commenced January 24, 2004 in the 214th Judicial District of Nueces County, Texas, and Stafford v. Avis, commenced February 16, 2005 in the District Court in and for Creek County, State of Oklahoma). Each case alleges that the Company’s use and collection of the fuel service charge (“FSC”), pursuant to its rental agreements, constitutes an illegal penalty and is therefore a breach of the rental agreements between the Company and the putative class members and is unconscionable under the relevant state Uniform Commercial Code. The cases assert other causes of action such as fraudulent misrepresentation, unjust enrichment and unfair trade practice under the Oklahoma Consumer Protection Act. The putative class in Esquivel comprises all Texas residents who were charged an FSC by Avis or its licensee in Texas after February 6, 2000; and in Stafford, the class comprises all persons who were charged an FSC by Avis, or alternatively, all Oklahoma residents who were charged an FSC by Avis. In each case, the plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and the Company’s actual costs, disgorgement of unearned profits, attorneys’ fees and costs. In the Esquivel matter, a hearing on the plaintiff’s motion for class certification was adjourned and has not been rescheduled. No class certification hearing has been scheduled in the Stafford case, where discovery is ongoing.

On October 27, 2006, plaintiffs Giuseppe Demarte and Mona Self filed a complaint against Budget Truck Rental, LLC (“BTR”) in the Superior Court of the State of California, County of Los Angeles. The complaint alleges causes of action for unlawful business practices in violation of California Business & Professions Code Section 17200, et seq., and conversion, relating to BTR’s refueling practices and procedures. The complaint is asserted as a putative class action on behalf of “all persons who, within the four years preceding the filing of the Complaint, have entered into a truck rental agreement with BTR in California that provided for a refueling fee and who paid that fee, or have paid for fuel in connection with that rental agreement based on the amount of fuel measured by the rented truck’s fuel gauge, or have returned the rented truck to Budget with more fuel in the tank than at the initiation of the rental.” The parties have settled this action and court approval of settlement terms is pending.

On November 14, 2007, two California residents filed a putative class action lawsuit, captioned Michael Shames et al. v. The Hertz Corp. et al., No. 07 CV 2174H (S.D. Cal.), against Avis Budget, six other rental car companies, the California Travel and Tourism Commission (the “CTTC”) and the CTTC’s Executive Director, alleging that the defendants violated federal antitrust law and California’s Unfair Competition Law and False Advertising Law by allegedly agreeing to pass on airport concession fees and a state tourism commission assessment to passenger car renters in California. One plaintiff has raised an additional claim against the CTTC and its Executive Director of alleged violations of California’s Bagley-Keene Open Meeting Act. The plaintiffs are seeking treble damages, injunctive relief and attorneys’ fees and costs. We have filed a motion to dismiss the Shames suit, which has not yet been decided. We intend to vigorously defend this suit as we believe it is without merit.

In December 2007, two individuals filed separate but virtually identical putative class action lawsuits, captioned Thomas J. Comiskey et al. v. Avis Budget Group, Inc. et al., No. CV07-08118 (C.D. Cal.) and Isabel S. Cohen et al. v. Avis Budget Group, Inc. et al, No. CV07-08164 (C.D. Cal.), against Avis Budget, 12 other rental car companies, the CTTC and California’s Secretary of Business, Transportation and Housing. These suits challenge the tourism commission assessment fees imposed on certain renters in California as of January 1, 2007. Both the Comiskey and Cohen suits allege that California’s tourism assessment program with respect to the rental car industry (i) infringes on renters’ speech and associational rights in violation of both the U. S. and California Constitutions, (ii) violates the Commerce Clause of the U.S. Constitution, (iii) violates 42 U.S.C. § 1983 insofar as the assessment program violates the federal Constitution’s Commerce Clause and First and Fourteenth Amendments, and (iv) violates the Motor Vehicle Revenues section of the California Constitution. Both complaints seek declaratory and injunctive relief, a refund of all California tourism commission assessment fees collected by the rental car defendants, attorneys’ fees and costs, and unspecified damages. On February 5, 2008, the district court consolidated the Comiskey and Cohen suits, and defendants’ responses have been postponed until after the plaintiffs have filed a consolidated complaint. We intend to vigorously defend this consolidated action as we believe it is without merit.

Corporate Litigation

Pursuant to the Separation Agreement, Realogy has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses), including legal matters and related disputes, of the Company or its subsidiaries which are not primarily related to any of the respective businesses of Realogy, Wyndham Worldwide, Travelport and/or the Company’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the date of the separation of Travelport from the Company. Such litigation includes the litigation described below.

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC International, Inc. (“CUC”) business units approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against the Company and other defendants, virtually all of which have been settled other than as discussed below.

In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the “Securities Action”), was a consolidated class action brought on behalf of all persons who acquired securities of Cendant and CUC, except PRIDES securities, between May 31, 1995 and August 28, 1998. Named as defendants are the Company; 28 current and former officers and directors of Cendant, CUC and HFS Incorporated; and Ernst & Young LLP, CUC’s former independent accounting firm.

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

On March 26, 1999, Ernst & Young filed cross-claims against us and certain of our present and former officers and directors that alleged that any failure by Ernst & Young to discover the accounting irregularities was caused by misrepresentations and omissions made to Ernst & Young in the course of its audits and other reviews of our financial statements. Ernst & Young’s cross-claims assert claims for breach of contract, fraud, fraudulent inducement, negligent misrepresentation and contribution. Damages in unspecified amounts were sought for the costs to Ernst & Young associated with defending the various shareholder lawsuits, lost business it claims is attributable to Ernst & Young’s association with us, and for harm to Ernst & Young’s reputation. On June 4, 2001, Ernst & Young filed amended cross-claims against us asserting the same claims.

On December 21, 2007, the Company and certain other parties entered into a settlement agreement with Ernst & Young to settle all claims between the parties arising out of the Securities Action. Pursuant to the terms of the settlement, Ernst & Young has agreed to pay into escrow an aggregate of $298.5 million (the “Settlement Amount”) to settle all claims arising from the Securities Action.

The Settlement Amount will be distributed from escrow to certain parties involved in the Securities Action, including the plaintiff class members in the Securities Action, persons who purchased or otherwise acquired shares of Cendant’s PRIDES securities between April 16, 1998 and August 28, 1998, certain officers and directors of HFS Incorporated and to Realogy and Wyndham. Pursuant to the terms of the Separation Agreement, Realogy and Wyndham are entitled to 62.5% and 37.5%, respectively, of our portion of the Settlement Amount. Pursuant to the Separation Agreement, Realogy and Wyndham have approved the terms of, and authorized us to execute, the settlement agreement. The receipt and distribution of the Settlement Amount will have no net impact on our financial statements or cash balances.

CSI Investment et. al. vs. Cendant et. al., (Case No. 1:00-CV-01422 (DAB-DFE) (S.D.N.Y.) (“Credentials Litigation”) is an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998. The Credentials Litigation commenced in February 2000 and was filed against Cendant and its senior management. The Stock Purchase Agreement provided for the sale of Credentials Services International to Cendant for a set price of $125 million plus an additional amount which was contingent on Credentials’ future performance. The closing occurred just prior to Cendant’s April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units. Plaintiffs seek payment of certain “hold back” monies in the total amount of $5.7 million, as well as a contingent payment based upon future performance that plaintiffs contend should have been approximately $50 million. In early 2007, the parties moved for summary judgment on various aspects of the case. In a written opinion issued on September 7, 2007, the Court granted Cendant’s motion for summary judgment on the fraud claims and plaintiffs’ motion for summary judgment with respect to the plaintiffs’ claims for hold back monies and for breach of contract for failing to perform in good faith and pay the contingent fee. Including pre-judgment interest, the Court entered judgment in favor of plaintiffs in the amount of approximately $94.3 million plus attorneys fees. On September 21, 2007, we filed a motion for reconsideration. On October 22, 2007, plaintiffs opposed the motion and cross moved for reconsideration of the Court’s dismissal of plaintiffs’ fraud claims. We opposed the cross motion on November 5, 2007, and filed a reply on its motion on November 12, 2007. Both motions are still pending. Pursuant to the Separation Agreement, Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of any liability related to the Credentials Litigation; therefore, we expect that any judgment or payment related to the Credentials Litigation will have no net impact on our financial statements or cash balances.

Realogy, Wyndham Worldwide and Travelport have also assumed under the Separation Agreement certain contingent and other corporate liabilities (and related costs and expenses), which include legal proceedings where we are named as a defendant but are primarily related to each of their respective businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CAR”. At January 31, 2008, the number of stockholders of record was approximately 3,528. The following table sets forth the quarterly high and low sales prices per share of CAR common stock as reported by the NYSE for 2007 and 2006.

2007	High	Low
First Quarter	$28.10	$21.80
Second Quarter	31.47	26.02
Third Quarter	30.24	19.08
Fourth Quarter	23.86	12.51

2006 (*)	High	Low
First Quarter	$23.95	$20.17
Second Quarter	24.02	20.33
Third Quarter	25.50	17.30
Fourth Quarter	24.50	18.40

(*)	Stock prices reflect the impact of the Cendant Separation and have been adjusted for the 1-for-10 reverse stock split which became effective September 5, 2006.

Dividend Policy

We paid no cash dividends on our common stock in 2007 and we do not anticipate paying dividends on our common stock for the foreseeable future. Our ability to pay dividends to holders of our common stock is limited as a practical matter by ABCR’s senior credit facilities, the indenture governing our senior notes and our vehicle financing programs, insofar as we may seek to pay dividends out of funds made available to Avis Budget Group by ABCR and/or its subsidiaries, because these debt financings directly or indirectly restrict ABCR’s ability to pay dividends or make loans. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

In 2006, we paid cash dividends of $1.10 per common share in the first quarter. These dividend amounts have been adjusted to reflect a one-for-ten reverse stock split completed in September 2006.

On July 31, 2006, we distributed 100% of our ownership interest in Realogy and Wyndham, comprising Cendant’s former Real Estate Services and Hospitality Services businesses, respectively, to our stockholders. We distributed one share of Realogy common stock for every four shares of our common stock and one share of Wyndham stock for every five shares of our common stock, in each case outstanding on the record date for the distribution. On January 31, 2005, we distributed 100% of our ownership interest in PHH Corporation, comprising our former mortgage, appraisal and fleet management businesses, to our stockholders. We distributed one share of PHH common stock for every 20 shares of our common stock outstanding on the record date for the distribution.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about shares of our common stock that may be issued upon the exercise of options and restricted stock units under all of our existing equity compensation plans as of December 31, 2007. The table excludes 850,000 shares of our common stock approved by stockholders issued or available for issuance pursuant to the 1998 Employee Stock Purchase Plan.

Of the 8.9 million shares of our common stock to be issued upon exercise of outstanding options, stock settled stock appreciation rights and restricted stock units, approximately 6.0 million shares are related to stock option grants that were made by Cendant Corporation to employees of Cendant Corporation prior to the spin-offs of Realogy and Wyndham, virtually all of which have strike prices in excess of our closing stock price of $13.00 on December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (d)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($) (d)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by Company stockholders (a)	4,264,416	$26.19	7,966,924
Equity compensation plans not approved by Company stockholders (b)(e)	4,568,450	$24.03	0
Equity compensation plans assumed in mergers, acquisitions and corporate transactions (c)	41,340	$23.04	0
Total	8,874,206	$25.08	7,966,924

(a)	The number of securities to be issued includes options and other awards granted under the following plans: 2007 Equity and Incentive Plan; 1997 Stock Incentive Plan; 1997 Stock Option Plan; 1987 Stock Option Plan and the Directors Deferred Compensation Plan. Each plan other than the 2007 Equity and Incentive Plan was approved by stockholders with respect to an initial allocation of shares. The number of securities remaining available for future issuance under equity compensation plans represents solely shares available for issuance under the 2007 Equity and Incentive Plan.
(b)	Includes options and other awards granted under the following plans: 1999 Broad-Based Employee Stock Option Plan; 1997 Employee Stock Plan; 1992 Employee Stock Option Plan; 1992 Bonus and Salary Replacement Stock Option Plan; and stand-alone option grants to former officers. The material terms of these plans are set forth under footnote (e) below. Notwithstanding the terms of these plans to the contrary, no option granted under any of these plans provides for a term in excess of 10 years or an exercise price below fair market value as of the date of grant (other than options assumed or replaced in connection with acquisitions). All options granted under these plans have been approved by the Board of Directors or the Compensation Committee of the Board of Directors.
(c)	Includes options granted under the following plans: Galileo International, Inc. 1999 Equity and Performance Incentive Plan; Galileo International Inc. 1997 Stock Incentive Plan, Trendwest Resorts, Inc. 1997 Employee Stock Option Plan, Fairfield Communities Inc. 2000 Incentive Stock Plan, CT 1999 Stock Incentive Plan, Avis Group Holdings Inc. 1997 Stock Option Plan, and the Avis Group Holdings Inc. 2000 Compensation Plan.
(d)	Reflects an equitable adjustment of stock options and restricted stock units in connection with the spin-off of PHH Corporation to our stockholders during 2005 and the distributions of Realogy and Wyndham in 2006. Also reflects the one-for-ten reverse stock split completed in September 2006.
(e)	Following are the material terms of plans not submitted for stockholder approval:

1999 Broad-Based Employee Stock Option Plan. This plan provides for the grant of stock options, shares of Common Stock and other awards valued by reference to Common Stock to our employees who are not executive officers. Shares issued pursuant to the exercise of options granted under this plan may be authorized and unissued shares or treasury shares. In the event of any change in corporate capitalization, any reorganization of our company or a similar event, shares subject to outstanding options, the exercise price of outstanding options and the number and type of shares remaining to be made subject to options under this plan may be adjusted or substituted for, as the Compensation Committee or Board may determine. The terms and conditions of options granted under this plan are to be determined by the Compensation Committee, provided that the exercise price of an option may not be less than the fair market value of the shares covered thereby on the date of grant. Each option granted under this plan will become immediately exercisable upon a “change-of-control transaction” (as defined in the plan). Unless otherwise determined by the Compensation Committee, following termination of employment, options granted under this plan generally will remain exercisable, to the extent exercisable at the time of termination, for one year (two years, in the case of retirement, death or disability).

1997 Employee Stock Plan. This plan provides for the grant of awards of stock options, stock appreciation rights (payable in cash or shares or a combination thereof) and restricted stock to our employees and affiliates. Shares issued pursuant to awards granted under this plan may be authorized and unissued shares or treasury shares. In the event of any change in corporate capitalization, any reorganization of our company or a similar event, shares subject to outstanding awards, the exercise price of outstanding options and the number and type of shares remaining to be made subject to awards under this plan may be adjusted or substituted for, as the Compensation Committee or Board may determine. The terms and conditions of awards granted under this plan are to be determined by the Compensation Committee, provided that the exercise price of an option may not be less than the fair market value of the shares covered thereby on the date of grant. Under this plan, stock appreciation rights may be granted only in tandem with an option, and will be cancelled to the extent the related option is exercised or cancelled. The vesting of restricted stock awards granted under this plan may be subject to the attainment of predetermined performance goals. Unless otherwise determined by the Compensation Committee, following termination of employment, options and stock appreciation rights granted under this plan generally will remain exercisable, to the extent exercisable at the time of termination, for one year (two years, in the case of retirement, death or disability). Unless otherwise determined by the Compensation Committee, following termination of employment for any reason, shares that are subject to restrictions under a restricted stock award will be immediately forfeited.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph assumes $100 invested on December 31, 2002 and compares (a) the yearly percentage change in our cumulative total stockholder return on our common stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends (including the Realogy, Wyndham and PHH distributions (described above under “Dividend Policy”), assuming dividend reinvestment, during the five years commencing on the last trading day before January 1, 2003 and ending on December 31, 2007, and (B) the difference between our stock price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Standard & Poor’s MidCap 400 Index and (ii) the Standard & Poor’s Diversified Commercial and Professional Services Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Avis Budget Group, Inc., the S&P MidCap 400 Index

and the S&P Diversified Commercial & Professional Services Index

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In millions, except per share data)
Results of Operations
Net revenues	$5,986	$5,689	$5,400	$4,820	$4,682

Income (loss) from continuing operations	$(947)	$(451)	$(11)	$71	$(149)
Income (loss) from discontinued operations, net of tax	31	(1,479)	1,637	2,020	1,558
Cumulative effect of accounting changes, net of tax	-	(64)	(8)	-	(329)

Net income (loss)	$(916)	$(1,994)	$1,618	$2,091	$1,080

Per Share Data
Income (loss) from continuing operations:
Basic	$(9.18)	$(4.48)	$(0.10)	$0.69	$(1.46)
Diluted	(9.18)	(4.48)	(0.10)	0.67	(1.46)
Income (loss) from discontinued operations:
Basic	$0.30	$(14.71)	$15.74	$19.60	$15.32
Diluted	0.30	(14.71)	15.74	18.99	15.32
Cumulative effect of accounting changes:
Basic	$-	$(0.63)	$(0.08)	$-	$(3.24)
Diluted	-	(0.63)	(0.08)	-	(3.24)
Net income (loss):
Basic	$(8.88)	$(19.82)	$15.56	$20.29	$10.62
Diluted	(8.88)	(19.82)	15.56	19.66	10.62

Cash dividends declared (a)	$-	$1.10	$4.00	$3.20	$-

Financial Position
Total assets	$12,474	$13,271	$34,493	$42,698	$39,551
Assets of discontinued operations	-	-	20,512	29,452	27,232
Assets under vehicle programs	7,981	7,700	8,500	7,072	6,485
Long-term debt, including current portion	1,797	1,842	3,508	4,234	5,900
Debt under vehicle programs (b)	5,596	5,270	7,909	6,727	6,295
Stockholders’ equity	1,465	2,443	11,342	12,464	9,946

(a)

Cash dividends declared have been adjusted to reflect the 1-for-10 reverse stock split of our common stock which became effective in September 2006. See Note 1 to our Consolidated Financial Statements.

(b)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP), LLC. See Note 17 to our Consolidated Financial Statements.

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

Income (loss) from discontinued operations, net of tax, includes the after tax results of the following disposed businesses for all periods presented (through their dates of disposition): (i) Travelport, which we sold in August 2006, (ii) Realogy and Wyndham, which were spun-off on July 31, 2006, (iii) our former Marketing Services division, which we sold in October 2005, (iv) Wright Express Corporation, which we sold in February 2005, (v) our former mortgage, fleet leasing and appraisal businesses, which were included in the spin-off of PHH Corporation on January 31, 2005, and (vi) Jackson Hewitt Tax Service Inc., which we sold in June 2004. Income (loss) from discontinued operations, net of tax, also includes a tax benefit realized as a result of certain elections made in connection with the disposition of Travelport on income tax returns filed during 2007, the after tax losses on the sale of Travelport and the spin-offs of Realogy and Wyndham in 2006, the after tax gains on the sale of our Marketing Services division and Wright Express in 2005, the after tax loss on the spin-off of PHH in 2005, and the after tax gain on the sale of Jackson Hewitt in 2004. See Note 3 to our Consolidated Financial Statements for more detailed information regarding these discontinued operations.

During 2007, a $1,195 million ($1,073 million after tax) charge was recorded for the impairment of goodwill at each of our reporting units to reflect the decline in their fair value as evidenced by a decline in the market value of our common stock. See Note 2 to our Consolidated Financial Statements.

In 2006 and 2005, we incurred costs of $574 million and $15 million, respectively, in connection with the disposition of Realogy and Wyndham and the sale of Travelport. These costs consisted primarily of legal, accounting, other professional and consulting fees and various employee costs, and for 2006 include costs associated with the retirement of corporate debt. During 2007, these separation-related costs were insignificant.

In 2006, we recorded $10 million of restructuring charges related to restructuring initiatives within our Truck Rental and Domestic Car Rental segments. In 2005, we recorded $26 million of restructuring and transaction-related charges as a result of restructuring activities undertaken following the spin-off of PHH Corporation and the initial public offering of Wright Express Corporation. See Note 5 to our Consolidated Financial Statements for a detailed description of such charges.

In 2006, 2005, 2004 and 2003, we incurred $40 million, $35 million, $(28) million and $11 million, respectively, for litigation and related costs (credits) primarily in connection with the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc. The amount in 2004 includes a $55 million credit recorded in connection with previously established liabilities for severance and other termination benefits for which we no longer believe we are liable. In 2007, these costs were immaterial.

In 2003, we consolidated a number of entities pursuant to Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” and/or as a result of amendments to the underlying structures of certain of the facilities we used to securitize assets. See Notes 2 and 17 to the Consolidated Financial Statements.

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

We operate in the following business segments:

•	Domestic Car Rental—provides car rentals and ancillary products and services in the United States.

•	International Car Rental—provides car rentals and ancillary products and services primarily in Argentina, Australia, Canada, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental—provides truck rentals and related services to consumers and light commercial users in the United States.

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

Our vehicle rental operations are seasonal. Historically, the third quarter of the year has been our strongest quarter due to the increased level of leisure travel and household moving activity. Any occurrence that disrupts rental activity during the third quarter could have a disproportionately adverse impact on our results of operations. We have a predominantly variable cost structure and routinely adjust the size and, therefore, the cost of our rental fleet in response to fluctuations in demand. However, certain expenses, such as rent, are fixed and cannot be reduced in response to seasonal fluctuations in our operations.

We believe that the following trends, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which increased compared to 2006 and are expected to increase modestly in 2008, assuming there are no major disruptions in travel;
•	Rising per-unit car fleet costs, which we began to experience in 2005 and anticipate will continue with model-year 2008 vehicles;

•	Pricing increases, which we instituted throughout 2006 in response to rising fleet costs and intend to continue to pursue, where appropriate;
•	Our continued expansion in off-airport, or local markets, including insurance replacement rentals;
•

Legislative changes in certain states that enable us to recover a greater percentage of airport concession and vehicle licensing fees, which favorably impacted our year-over-year results throughout 2007; and

•	Decreased demand for truck rentals, which has been impacted by household moving activity.

In 2005, we undertook a strategic realignment to simplify our business model through exiting non-core businesses or businesses that produced volatility to our earnings inconsistent with our business model and the remainder of our core businesses. In October 2005, the strategic realignment was completed and our management team and Board of Directors, with the aid of financial and legal advisors, performed a comprehensive review of the growth opportunities and estimated market valuations for each of our core businesses. As a result of this review, from October 2005 to July 2006, our Board of Directors approved a plan to separate Cendant into four independent companies:

•	Realogy Corporation—encompasses our former Realogy segment, which is now presented as a discontinued operation.

•	Wyndham Worldwide Corporation—encompasses our former Hospitality Services and Timeshare Resorts segments, which are now presented as discontinued operations.

•	Travelport, Inc.—encompasses our former Travel Distribution Services segment, which is now presented as a discontinued operation.

•	Avis Budget Group, Inc.—encompasses our vehicle rental operations.

On July 31, 2006, we completed the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of then outstanding Cendant common stock held on July 21, 2006. On August 1, 2006, Realogy and Wyndham stock began regular-way trading on the New York Stock Exchange under the symbols “H” and “WYN,” respectively. Prior to the completion of the spin-offs, we received special cash dividends of $2,225 million and $1,360 million from Realogy and Wyndham, respectively, and utilized such proceeds to fund a portion of the repayment of our outstanding debt, as discussed below. On August 23, 2006, we completed the sale of Travelport for proceeds of approximately $4.1 billion, net of closing adjustments, of which approximately $1.8 billion was used to repay indebtedness of Travelport. The spin-offs of Realogy and Wyndham and the sale of Travelport are referred to as the “Cendant Separation.” Pursuant to the Separation Agreement, during third quarter 2006, we distributed $1,423 million and $760 million of the proceeds of the Travelport sale to Realogy and Wyndham, respectively. In connection with executing our plan, we incurred costs of $574 million and $15 million during 2006 and 2005, respectively. These costs consist primarily of legal, accounting, other professional and consulting fees and various employee costs, and for 2006 include costs associated with the retirement of corporate debt. In connection with the Cendant Separation, we entered into the Separation Agreement, a tax sharing agreement and a transition services agreement with Realogy, Wyndham and Travelport.

On August 29, 2006, our stockholders approved certain amendments to our Certificate of Incorporation, including a change in our name from Cendant Corporation to Avis Budget Group, Inc. and a 1-for-10 reverse stock split of our common stock, each of which became effective on the New York Stock Exchange at the opening of the market on September 5, 2006 and, at that time, our ticker symbol changed to “CAR”.

RESULTS OF OPERATIONS

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. Generally accepted accounting principles require us to segregate and report as discontinued operations, for all periods presented, the account balances and activities of PHH, Wright Express, our former Marketing Services division, Realogy, Wyndham and Travelport. Prior to completion of the Realogy spin-off, we could not classify our former mortgage business as a discontinued operation due to Realogy’s participation in a mortgage origination venture that was established with PHH in connection with our January 2005 spin-off of PHH. However, due to the spin-off of Realogy on July 31, 2006, this business is classified as a discontinued operation.

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

The reportable segments presented below represent our operating segments for which separate financial information is available and is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any goodwill impairment charge, non-vehicle related interest and income taxes. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Our consolidated results of operations comprised the following:

	2007	2006	Change
Net revenues	$5,986	$5,689	$297
Total expenses	6,978	6,366	612

Loss before income taxes	(992)	(677)	(315)
Benefit from income taxes	(45)	(226)	181

Loss from continuing operations	(947)	(451)	(496)
Income (loss) from discontinued operations, net of tax	(2)	478	(480)
Gain (loss) on disposal of discontinued operations, net of tax	33	(1,957)	1,990
Cumulative effect of accounting changes, net of tax	-	(64)	64

Net loss	$(916)	$(1,994)	$1,078

During 2007, our total revenues increased $297 million (5%) driven by our car rental operations, which experienced a 5% increase in T&M revenue, reflecting a 4% increase in rental days and a 1% increase in T&M revenue per day, and a 13% increase in ancillary revenue. The growth in our car rental operations was partially offset by a 7% reduction in truck rental days and an 8% reduction in truck T&M revenue per day. Ancillary revenue growth was primarily driven by increases in airport concession and vehicle licensing revenues, rentals of GPS navigation units, and sales of loss damage waivers and insurance products. In addition, the total revenue increase includes $67 million related to foreign currency exchange rate fluctuations on the translation of our international operations results into U.S. dollars.

Total expenses increased $612 million (10%) due to (i) a $1,195 million charge recorded for the impairment of goodwill at each of our reporting units to reflect the decline in their fair value as evidenced by a decline in the market value of our common stock, (ii) a $146 million (5%) increase in operating expense largely due to the 4% increase in car rental days, (iii) an increase in vehicle depreciation and lease charges of $155 million (11%) resulting from higher per unit vehicle costs and 4% growth in our average car rental fleet and (iv) the adverse impact from foreign exchange currency rates of $56 million. The increase in expenses was offset by decreases principally due to the $313 million charge for early extinguishment of debt incurred during 2006 and a $266 million decrease in separation-related costs. The separation costs related primarily to severance, retention and legal, accounting and other professional fees incurred in connection with the Cendant Separation. We also experienced (i) a $160 million reduction in selling, general and administrative expenses resulting mainly from unallocated corporate expense in 2006 related to the discontinued operations treatment of our former subsidiaries and (ii) $109 million lower interest expense related to corporate debt, resulting from the repayment of approximately $3.5 billion of such debt in third quarter 2006. As a result of these items and a $181 million reduction in our benefit from income taxes, our loss from continuing operations increased $496 million. Our effective tax rate for continuing operations were benefits of 4.5% and 33.4% for 2007 and 2006, respectively. The decrease in our effective tax rate for 2007 was primarily due to the non-deductible portion of the goodwill impairment charge.

Income (loss) from discontinued operations decreased $480 million, which principally reflects the absence of net income generated by Realogy, Wyndham and Travelport prior to the Cendant Separation, which was completed in 2006. The $2 billion increase in gain (loss) on disposal of discontinued operations, net of tax primarily represents the loss on disposal of discontinued operations in 2006, partially offset by a tax benefit realized as a result of certain elections made in connection with the Travelport disposition on the income tax returns filed during 2007.

Absent in 2007 were the non-cash charges recorded in 2006 of $103 million ($64 million, after tax) to reflect the cumulative effect of accounting changes as a result of our adoption of (i) Statement of Financial Accounting Standards (“SFAS”) No. 152, “Accounting for Real Estate Time-Sharing Transactions,” and American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” on January 1, 2006, which resulted in a non-cash charge of $65 million after tax, and (ii) SFAS No. 123R, “Share-Based Payment,” on January 1, 2006, which resulted in a non-cash credit of $1 million after tax.

As a result of the above-mentioned items, net loss decreased approximately $1.1 billion.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			EBITDA(a)
	2007	2006	% Change	2007	2006	% Change
Domestic Car Rental	$4,679	$4,395	6%	$265	$214	24%
International Car Rental	873	761	15	131	111	18
Truck Rental	416	472	(12)	17	45	(62)
Corporate and Other (b)	18	61	*	1	(393)	*

Total Company	$5,986	$5,689		414	(23)

Less: Non-vehicle related depreciation and amortization				84	105
Interest expense related to corporate debt, net (c)				127	549
Goodwill impairment (d)				1,195	-

Loss before income taxes				$(992)	$(677)

(*)	Not meaningful.
(a)

In 2007, EBITDA reflects separation-related costs (credits) of $5 million in Domestic Car Rental and ($10) million in Corporate and Other. In 2006, EBITDA reflects separation-related costs of $19 million in Domestic Car Rental, $1 million in International Car Rental, $3 million in Truck Rental and $238 million in Corporate and Other.

(b)

Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. In addition, EBITDA for 2006 reflects unallocated corporate expenses related to discontinued operations. Following the completion of the Cendant Separation, we do not incur the majority of such costs.

(c)	The amount in 2006 includes a $313 million charge related to the early extinguishment of corporate debt.
(d)

We recorded a charge of $1,195 million for the impairment of goodwill during the three months ended December 31, 2007. Domestic Car Rental recorded $786 million of the goodwill impairment, International Car Rental recorded $268 million and Truck Rental recorded $141 million.

Domestic Car Rental

Revenues and EBITDA increased $284 million (6%) and $51 million (24%), respectively, in 2007 compared with 2006. We experienced increased demand for car rentals and significantly increased our ancillary revenues.

The revenue increase of $284 million was comprised of a $132 million (4%) increase in T&M revenue and a $152 million (19%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 4% increase in rental days. The $152 million increase in ancillary revenues was due primarily to (i) a $72 million increase in airport concession and vehicle licensing revenues, $20 million of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, (ii) a $69 million increase in rentals of GPS navigation units, sales of loss damage waivers and insurance products and other items, and (iii) an $11 million increase in gasoline sales.

The favorable effect of incremental revenues was offset in EBITDA by $125 million (11%) of increased fleet depreciation and lease charges primarily resulting from increased per-unit fleet costs in 2007 and a 4% increase in average fleet size. EBITDA also reflected a $92 million increase in operating expenses including (i) $64 million of additional expenses associated with increased car rental volume and fleet size, primarily related to credit card fees and agency operator commissions and (ii) $29 million of incremental expenses, primarily representing inflationary increases in salaries and wages and off-airport rental expense. We incurred $8 million more vehicle-related interest expense during 2007 compared to 2006, primarily due to the loss of intercompany interest income recorded in 2006 prior to the Cendant Separation. EBITDA also benefited from a $17 million decrease in separation-related costs, primarily related to accelerated vesting of stock-based compensation awards incurred in 2006.

International Car Rental

Revenues and EBITDA increased $112 million (15%) and $20 million (18%), respectively, in 2007 compared with 2006, primarily due to the impact of foreign currency exchange rate fluctuations, increased car rental pricing and higher demand for car rentals.

The revenue increase of $112 million was comprised of a $73 million (13%) increase in car rental T&M revenue and a $39 million (18%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 10% increase in T&M revenue per day and a 3% increase in the number of days a car was rented. The total growth in revenue includes a $67 million increase related to the translation of foreign currency exchange rates, which increased T&M revenue per day by 8% and was largely offset in EBITDA by the opposite impact on expenses and provided a net benefit of $8 million year-over-year. The $39 million increase in ancillary revenues was due primarily to (i) a $23 million increase in counter sales of insurance and other items, and (ii) a $13 million increase in airport concession and vehicle licensing revenues, which was more than offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities.

The favorable effect of incremental T&M revenues was partially offset in EBITDA by $27 million (15%) of increased fleet depreciation and lease charges principally resulting from an increase of 4% in the average size of our international rental fleet and increased per-unit fleet costs including the effects of foreign exchange movements. EBITDA also reflects $37 million of incremental operating expenses including (i) $22 million in inflationary increases in salaries and wages, rents and other costs, (ii) $11 million in additional expenses associated with increased car rental volume, primarily related to license and registration fees and other vehicle costs, and (iii) $4 million in increased gasoline expenses. We incurred $7 million more interest expense during 2007 than in 2006 due to increased borrowings for international operations and higher interest rates.

Truck Rental

Revenues and EBITDA declined $56 million (12%) and $28 million (62%), respectively, in 2007 compared with 2006, primarily reflecting decreases in rental day volume and T&M revenue per day. EBITDA was also impacted by increased fleet costs.

Substantially all of the revenue decrease was due to a decline in T&M revenue, which reflected a 7% reduction in rental days and an 8% decrease in T&M revenue per day. The 7% reduction in rental days resulted primarily from declines in one-way consumer and commercial volumes, and a 6% reduction in the average size or our rental fleet. We believe these decreases reflect a soft housing market and heightened competition for commercial rentals. Despite the reduction in the average size of our truck rental fleet, we incurred $4 million (4%) of incremental fleet depreciation, interest and lease charges primarily due to higher per-unit fleet costs, including a reduction in expense of $5 million due to a change in projected vehicle hold periods. These items were offset by $22 million in reduced operating expenses, including (i) a decrease of $11 million in operating commission expense primarily reflecting the decrease in T&M revenue, (ii) a $10 million decrease in maintenance and damage costs, and (iii) an $8 million reduction in insurance expense as a result of favorable claims experience and the reduction in rental days. EBITDA also reflected a $5 million reduction in restructuring charges compared to 2006 and a year-over-year reduction of $3 million in costs related to the Cendant Separation.

Corporate and Other

Revenues decreased $43 million and EBITDA increased from a loss of $393 million in 2006 to an income of $1 million in 2007.

Revenues were lower in 2007 due to (i) the absence of $17 million in revenue associated with a credit card marketing program under which we earned fees based on a percentage of credit card spending through the date of the Cendant Separation, (ii) a $16 million decrease in revenues earned for information technology service contracts with Realogy, Wyndham and Travelport as the contracts expire and services are no longer being provided and (iii) a $10 million reduction primarily related to dividend income and gains on the sale of marketable securities in 2006.

EBITDA increased primarily due to (i) a $131 million reduction in selling and general expenses resulting from the spin-offs of Realogy and Wyndham and the sale of Travelport in third quarter 2006, (ii) a $248 million reduction in separation-related expenses, including unallocated corporate costs, (iii) a $40 million reduction in legal fees for litigation related to the former CUC business units and (iv) a $21 million decrease in intercompany interest expense prior to the Cendant Separation.

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

During 2006, we recorded non-cash charges of $103 million ($64 million, after tax) to reflect the cumulative effect of accounting changes as a result of our adoption of (i) SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” and American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” on January 1, 2006, which resulted in a non-cash charge of $65 million after tax, and (ii) SFAS No. 123R, “Share-Based Payment,” on January 1, 2006, which resulted in a non-cash credit of $1 million after tax. In addition, during 2005, we recorded a $14 million ($8 million, after tax) non-cash charge to reflect the cumulative effect of accounting change as a result of our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

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
(b)

The 2006 amount includes a $313 million charge related to early extinguishment of corporate debt. The 2005 amount includes a credit resulting from the reversal of $73 million of accrued interest associated with the resolution of amounts due under a litigation settlement reached in 1999.

Domestic Car Rental

Revenues increased $286 million (7%) while EBITDA decreased $11 million (5%) in 2006 compared with 2005. We achieved higher car rental pricing in 2006 compared to 2005, but EBITDA margin comparisons were negatively impacted by higher fleet costs.

The revenue increase of $286 million was comprised of a $222 million (7%) increase in T&M revenue and a $64 million (8%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 1% increase in the number of days a car was rented and a 6% increase in T&M revenue per day. Fleet depreciation and lease charges increased $122 million (12%) in 2006 primarily due to (i) an increase of 1% in the average size of our domestic rental fleet and (ii) increased per unit fleet costs for model year 2007 and 2006 vehicles compared, respectively, to model year 2006 and 2005 vehicles. We incurred $5 million more vehicle-related interest expense during 2006 compared to 2005, primarily due to a decrease in intercompany interest income. The impact of rising interest rates was substantially offset by the reduction in vehicle related debt in April 2006 with the proceeds from our corporate borrowings incurred in 2006. Interest expense related to such corporate debt is not included in EBITDA, whereas interest related to vehicle-backed debt is included in EBITDA.

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

Revenues and EBITDA were unfavorably impacted in 2006 by the absence of an $18 million realized gain on the sale of Homestore stock in 2005. Revenues were also impacted by a $12 million reduction in earnings on a credit card marketing program under which we earned fees based on a percentage of credit card spending through the date of the completion of the Cendant Separation.

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

FINANCIAL CONDITION

	December 31, 2007	December 31, 2006	Change
Total assets exclusive of assets under vehicle programs	$4,493	$5,571	$(1,078)
Total liabilities exclusive of liabilities under vehicle programs	3,889	4,149	(260)
Assets under vehicle programs	7,981	7,700	281
Liabilities under vehicle programs	7,120	6,679	441
Stockholders’ equity	1,465	2,443	(978)

Total assets exclusive of assets under vehicle programs decreased $1.1 billion principally due to (i) a $1,193 million decrease in goodwill and (ii) a $99 million decrease in other current assets and other non-current assets primarily as a result of the sale of our preferred stock investment in Affinion. These decreases were offset by (i) an increase of $60 million in other non-current assets related to our investment in Carey in 2007, (ii) a $43 million increase in deferred taxes (iii) a $42 million increase in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows” for a detailed discussion), (iv) a $29 million increase in accounts receivable primarily due to an increase in retention receivables from manufacturers, (v) a $21 million increase in intangible assets related to our acquisition of vehicle rental licensees and (vi) fluctuations in foreign currency exchange rates.

Total liabilities exclusive of liabilities under vehicle programs decreased $260 million primarily due to (i) a $99 million decrease in balances due to Realogy and Wyndham related to our preferred stock investment in Affinion, (ii) a $73 million decrease in accrued payroll costs, (iii) an $80 million decrease in income taxes payable and (iv) a $45 million decrease in our corporate debt. These decreases were partially offset by a $50 million increase in accrued settlement liabilities, for which we are entitled to indemnification by Realogy and Wyndham.

Assets under vehicle programs increased $281 million as a result of $425 million of net additions primarily to our International and Domestic vehicle rental fleets, reflecting projected year-over- year increases in demand. This increase was partially offset by a $131 million decrease in our Investment in Avis Budget Rental Car Funding related to a change in the value of derivatives, including derivatives which qualify for hedge-accounting treatment, used to manage the interest rate risk associated with the debt under vehicle program for our wholly-owned subsidiary, AESOP Leasing LP.

Liabilities under vehicle programs increased $441 million, primarily reflecting additional borrowings to support the growth in our vehicle rental fleet described above. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity decreased $978 million primarily due to (i) a net loss of $916 million for 2007 reflecting a charge of $1,195 related to the impairment of goodwill, (ii) a $66 million decrease to additional paid-in capital related to post Cendant Separation dividend adjustments to Realogy and Wyndham in accordance with the Separation Agreement, (iii) a $36 million decrease in accumulated other comprehensive income as a result of unrealized losses on cash flow hedges incurred during 2007, partially offset by currency translation adjustments and (iv) an $18 million charge to stockholders’ equity as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”). These decreases were partially offset by a net $49 million increase in stockholders’ equity related to the exercise of employee stock options and (iii) a net $12 million increase related to the granting and vesting of restricted stock units.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At December 31, 2007, we had $214 million of cash on hand, an increase of $42 million from $172 million at December 31, 2006. The following table summarizes such increase:

	Year Ended December 31,
	2007	2006	Change
Cash provided by (used in):
Operating activities	$1,714	$252	$1,462
Investing activities	(1,917)	(753)	(1,164)
Financing activities	239	(4,704)	4,943
Effects of exchange rate changes	6	2	4
Cash provided by discontinued operations	-	4,829	(4,829)

Net change in cash and cash equivalents	$42	$(374)	$416

For 2007, we generated approximately $1.5 billion more cash from operating activities in comparison to 2006. This change principally reflected (i) an increase in operating results in 2007 primarily due to lower expenses than those incurred in 2006 related to the Cendant Separation of $266 million and debt extinguishment costs of $313 million, (ii) decreased interest expense and (iii) reduced use of cash for working capital requirements.

We used approximately $1.2 billion more cash in investing activities during 2007 compared with 2006. This change was principally due to the activities of our vehicle programs which produced a greater cash outflow of approximately $1.2 billion in 2007 compared to 2006 and reflected the reduction in the size of our fleet in 2006, changes in vehicle prices and the timing of payments and receipts for vehicles. As a result of these changes we received $1.9 billion less cash during 2007 compared to 2006 in payments received on vehicles repurchased by manufacturers partially offset by our reduced investment in vehicles purchased of $715 million during 2007. During 2008, we expect to utilize at least $4.9 billion of cash to purchase rental vehicles, which will primarily be funded with proceeds received on sale of rental vehicles to manufacturers under our repurchase or guaranteed depreciation agreements or in the used car market and our borrowings under our vehicle-backed debt programs. We anticipate aggregate capital expenditure investments for 2008 to approximate $100 million.

We used approximately $4.9 billion less cash in financing activities during 2007 compared to 2006. This change primarily reflects (i) the absence of $3.6 billion of cash used in 2006 to repay corporate debt previously issued by Cendant, (ii) an approximately $2.9 billion decrease in principal debt payments related to our vehicle rental activities net of decreased proceeds, (iii) a reduction of $247 million in cash utilized as compared to 2006 for net repurchases or issuances of common stock and (iv) a reduction of dividend payments of $113 million. These increases were partially offset by the absence of the proceeds received in connection with the issuance of $1,875 million of fixed and floating rate notes in 2006.

For 2007, we received approximately $4.8 billion less cash from discontinued operations compared to 2006, which primarily reflects the absence of the net proceeds of $4.1 billion received in connection with the sale of Travelport in 2006.

DEBT AND FINANCING ARRANGEMENTS

At December 31, 2007, we had approximately $7.4 billion of indebtedness (including corporate indebtedness of approximately $1.8 billion and debt under vehicle programs of approximately $5.6 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of December 31, 2007	As of December 31, 2006	Change

Floating rate term loan (a) (b)	April 2012	$796	$838	$(42)
Floating rate notes (a)	May 2014	250	250	-
7 5/8 % notes (a)	May 2014	375	375	-
7 3/4 % notes (a)	May 2016	375	375	-

		1,796	1,838	(42)
Other		1	4	(3)

		$1,797	$1,842	$(45)

(a)

In connection with the Cendant Separation, Avis Budget Car Rental borrowed $1,875 million in April 2006, which consisted of (i) $1 billion of unsecured fixed and floating rate notes and (ii) an $875 million secured floating rate term loan under a credit facility. The floating rate term loan and floating rate notes bear interest at three month LIBOR plus 125 basis points and three month LIBOR plus 250 basis points, respectively. We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.

(b)

The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC):

	As of December 31, 2007	As of December 31, 2006	Change
Avis Budget Rental Car Funding (a)	$4,646	$4,511	$135
Budget Truck financing:
Budget Truck Funding program (b)	246	135	111
Capital leases (c)	204	257	(53)
Other (d)	500	367	133

	$5,596	$5,270	$326

(a)

The change in the balance at December 31, 2007 principally reflects the issuance of vehicle-backed floating rate notes during the first six months of 2007 to support the acquisition of rental vehicles within the Company’s Domestic Car Rental operations.

(b)

The change in the balance at December 31, 2007 primarily reflects incremental borrowings during the year ended December 31, 2007 to support the acquisition of rental vehicles within the Budget Truck rental fleet.

(c)	The change in the balance at December 31, 2007 primarily reflects repayments made during the year ended December 31, 2007 on capital leases.
(d)

The change in the balance at December 31, 2007 primarily reflects incremental borrowings to support the acquisition of vehicles in the Company’s International Car Rental operations and new fleet loans to support the acquisition of certain vehicles for Domestic Car Rental operations.

The following table provides the contractual maturities for our corporate debt and our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2007:

	Corporate Debt	Debt Under Vehicle Programs
Due in 2008	$10	$1,726
Due in 2009	9	474
Due in 2010	9	1,240
Due in 2011	9	827
Due in 2012	760	1,150
Thereafter	1,000	179

	$1,797	$5,596

At December 31, 2007, we had approximately $4.1 billion of available funding under our various financing arrangements (comprised of approximately $1.2 billion of availability at the corporate level and approximately $2.9 billion available for use in our vehicle programs). As of December 31, 2007, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental level included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$-	$338	$1,162
Letter of credit facility (b)	303	-	303	-

(a)

This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006, has a five year term and currently bears interest of LIBOR plus 125 basis points. The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property.

(b)	Final maturity date is July 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at December 31, 2007:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,621	$4,646	$1,975
Budget Truck Financing:
Budget Truck Funding program (c)	400	246	154
Capital leases(d)	204	204	-
Other (e)	1,227	500	727

	$8,452	$5,596	$2,856

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)

The outstanding debt is collateralized by approximately $6.7 billion of underlying vehicles (the majority of which are subject to manufacturer repurchase or guaranteed depreciation obligations) and related assets.

(c)	The outstanding debt is collateralized by approximately $296 million of underlying vehicles and related assets.
(d)	In connection with these capital leases, there are corresponding unamortized assets of $207 million classified within vehicles, net on our Consolidated Balance Sheet as of December 31, 2007.
(e)	The outstanding debt is collateralized by $1.1 billion of vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2007 can be found in Notes 16 and 17 to our Consolidated Financial Statements.

LIQUIDITY RISK

We believe that access to our existing financing arrangements is sufficient to meet liquidity requirements for the foreseeable future. Our primary liquidity needs include the payment of operating expenses, corporate and vehicle related debt and procurement of rental vehicles to be used in our operations. Our primary sources of funding are operating revenue, cash received upon sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our revolving credit facility.

Our liquidity position may be negatively affected by unfavorable conditions in the vehicle rental industry or the asset backed financing market. Additionally, our liquidity as it relates to vehicle programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs, (ii) increased costs associated with the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company is not able to honor its obligations to repurchase or guarantee the depreciation on the related vehicles, (iii) any disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market and (iv) default by any of the financial-guarantee firms that have insured a portion of our outstanding vehicle-backed debt. Our liquidity may also be negatively impacted if either Realogy or Wyndham is unable to meet its indemnification and other obligations under the agreements among us, Realogy, Wyndham and Travelport entered into in connection with the Cendant Separation. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios or other requirements.

Additionally, we monitor the maintenance of required financial ratios and, as of December 31, 2007, we were in compliance with all financial covenants under our credit facilities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt, including current portion (a)	$10	$9	$9	$9	$760	$1,000	$1,797
Asset-backed debt under programs (b)	1,726	474	1,240	827	1,150	179	5,596
Debt interest	327	284	245	197	116	164	1,333
Operating leases (c)	398	294	210	160	132	741	1,935
Commitments to purchase vehicles (d)	4,910	-	-	-	-	-	4,910
Tax obligations (e)	-	-	-	-	-	440	440
Other purchase commitments (f)	29	-	-	-	-	-	29

	$7,400	$1,061	$1,704	$1,193	$2,158	$2,524	$16,040

(a)	Consists primarily of borrowings of Avis Budget Car Rental including $1,000 million of fixed and floating rate senior notes and $797 million outstanding under a secured floating rate term loan.
(b)	Represents debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding), which was issued to support the purchase of vehicles.
(c)	Operating lease obligations are presented net of sublease rentals to be received (see Note 18 to our Consolidated Financial Statements).
(d)

Represents commitments to purchase vehicles, the majority of which are from General Motors Corporation, Ford Motor Company or Chrysler LLC. These commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed through the issuance of debt under vehicle programs in addition to cash received upon the sale of vehicles primarily under repurchase and guaranteed depreciation programs (see Note 18 to our Consolidated Financial Statements).

(e)

Primarily represents income tax uncertainties related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), substantially all of which are entitled to indemnification by Realogy and Wyndham.

(f)	Primarily represents commitments under service contracts for information technology and telecommunications.

For more information regarding guarantees and indemnifications, see Note 18 to our Consolidated Financial Statements.

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

Goodwill and Other Indefinite-lived Intangible Assets.  We have reviewed the carrying value of our goodwill and other indefinite-lived intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various assumptions, including the fair market trading price of our common stock and management’s projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. We review the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

Our goodwill and other indefinite-lived intangible assets are allocated among three reporting units. A $1,195 million charge was recorded for the impairment of goodwill at each of our reporting units to reflect the decline in the fair value as evidenced by a decline in the market value of our common stock. Domestic Car Rental operations recorded $786 million of the goodwill impairment, International Car Rental recorded $268 million and Truck Rental recorded $141 million. Following the goodwill impairment charge, the aggregate carrying value of our goodwill and other indefinite-lived intangible assets was approximately $1.0 billion and $690 million, respectively, at December 31, 2007.

Vehicles.  We present vehicles at cost, net of accumulated depreciation on the Consolidated Balance Sheets. We record the initial cost of the vehicle net of incentives and allowances from manufactures. We acquire our rental vehicles either through repurchase and guaranteed depreciation programs with certain automobile manufacturers or outside of such programs. For rental vehicles purchased under such programs, we depreciate the vehicles such that the net book value on the date of sale or return to the manufacturers is intended to equal the contractual guaranteed residual values. For vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs, we depreciate based on the vehicles’ estimated residual market values and their expected dates of disposition. See Note 2 to our Consolidated Financial Statements.

Income Taxes.  We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we were to determine that we would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Public Liability, Property Damage and Other Insurance Liabilities, Net.  Insurance liabilities on our Consolidated Balance Sheets include additional liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which we are self-insured. We estimate the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents and changes in the ultimate cost per incident.

Adoption of New Accounting Pronouncements

During 2007, we adopted the following standards as a result of the issuance of a new accounting pronouncement:

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

•	FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”

We will adopt the following recently issued standards as required:

•	SFAS No. 157, “Fair Value Measurements”

•	FASB Staff Position FAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and its Related Interpretative Accounting Pronouncements that Address Leasing Transactions”

•	FASB Staff Position FAS 157-2, “Effective Date of SFAS 157”

•	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

•	SFAS No. 141(R), “Business Combinations”

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement – an amendment of ARB No. 51”

For detailed information regarding these pronouncements and the impact thereof on our business, see Notes 1 and 2 to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various financial instruments, particularly swap contracts, futures and options contracts, to manage and reduce the interest rate risk related specifically to our debt. Foreign currency forwards are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and other transactions. We also use derivative commodity instruments to manage and reduce the risk of changing unleaded gasoline prices.

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

•

Our primary interest rate exposure at December 31, 2007 was to interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

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

We used December 31, 2007, 2006 and 2005 market rates on outstanding financial instruments to perform the sensitivity analyses separately for each of our market risk exposures. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

We have determined that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. While these results may be used as benchmarks, they should not be viewed as forecasts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Consolidated Financial Statement Index commencing on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2007, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included below.

(c)	Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avis Budget Group, Inc.

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007.

/s/    DELOITTE & TOUCHE LLP

New York, New York

February 27, 2008

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

The information contained in the Company’s Annual Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference in response to this item.

Information concerning our equity compensation plans is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans.”

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1)	FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULES

See Schedule II—Valuation and Qualifying Account for the years ended December 31, 2007, 2006 and 2005 commencing on page G-1 hereof.

ITEM 15(A)(3)	EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ BRETT WEINBLATT
Brett Weinblatt Senior Vice President and Chief Accounting Officer Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. NELSON (Ronald L. Nelson)	Chairman of the Board, Chief Executive Officer and Director	February 28, 2008

/s/ F. ROBERT SALERNO (F. Robert Salerno)	President, Chief Operating Officer and Director	February 28, 2008

/s/ DAVID B. WYSHNER (David B. Wyshner)	Executive Vice President and Chief Financial Officer	February 28, 2008

/s/ BRETT WEINBLATT (Brett Weinblatt)	Senior Vice President and Chief Accounting Officer	February 28, 2008

/s/ MARY C. CHOKSI (Mary C. Choksi)	Director	February 28, 2008

/s/ LEONARD S. COLEMAN, JR. (Leonard S. Coleman, Jr.)	Director	February 28, 2008

/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	February 28, 2008

/s/ LYNN KROMINGA (Lynn Krominga)	Director	February 28, 2008

/s/ SHELI Z. ROSENBERG (Sheli Z. Rosenberg)	Director	February 28, 2008

/s/ STENDER E. SWEENEY (Stender E. Sweeney)	Director	February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avis Budget Group, Inc.

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

New York, New York

February 27, 2008

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues
Vehicle rental	$4,667	$4,519	$4,302
Other	1,319	1,170	1,098

Net revenues	5,986	5,689	5,400

Expenses
Operating	3,033	2,887	2,729
Vehicle depreciation and lease charges, net	1,571	1,416	1,238
Selling, general and administrative	658	818	857
Vehicle interest, net	315	320	309
Non-vehicle related depreciation and amortization	84	105	116
Interest expense related to corporate debt, net:
Interest expense	127	236	172
Early extinguishment of debt	-	313	-
Separation costs, net	(5)	261	15
Restructuring charges	-	10	26
Goodwill impairment	1,195	-	-

Total expenses	6,978	6,366	5,462

Loss before income taxes	(992)	(677)	(62)
Benefit from income taxes	(45)	(226)	(51)

Loss from continuing operations	(947)	(451)	(11)
Income (loss) from discontinued operations, net of tax	(2)	478	1,088
Gain (loss) on disposal of discontinued operations, net of tax	33	(1,957)	549

Income (loss) before cumulative effect of accounting changes	(916)	(1,930)	1,626
Cumulative effect of accounting changes, net of tax	-	(64)	(8)

Net income (loss)	$(916)	$(1,994)	$1,618

Earnings (loss) per share
Basic
Loss from continuing operations	$(9.18)	$(4.48)	$(0.10)
Net income (loss)	(8.88)	(19.82)	15.56
Diluted
Loss from continuing operations	$(9.18)	$(4.48)	$(0.10)
Net income (loss)	(8.88)	(19.82)	15.56

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$214	$172
Receivables (net of allowance for doubtful accounts of $19 and $20)	392	363
Deferred income taxes	42	7
Other current assets	570	1,264

Total current assets	1,218	1,806

Property and equipment, net	500	486
Deferred income taxes	234	226
Goodwill	1,000	2,193
Other intangibles, net	760	739
Other non-current assets	781	121

Total assets exclusive of assets under vehicle programs	4,493	5,571

Assets under vehicle programs:
Program cash	1	14
Vehicles, net	7,474	7,049
Receivables from vehicle manufacturers and other	276	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	230	361

	7,981	7,700

Total assets	$12,474	$13,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,094	$1,855
Current portion of long-term debt	10	29

Total current liabilities	1,104	1,884

Long-term debt	1,787	1,813
Other non-current liabilities	998	452

Total liabilities exclusive of liabilities under vehicle programs	3,889	4,149

Liabilities under vehicle programs:
Debt	950	759
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	4,646	4,511
Deferred income taxes	1,246	1,206
Other	278	203

	7,120	6,679

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	-	-
Common stock, $.01 par value—authorized 250 million shares; issued 136,706,236 and 135,498,121 shares	1	1
Additional paid-in capital	9,320	9,664
Accumulated deficit	(1,520)	(586)
Accumulated other comprehensive income	32	68
Treasury stock, at cost—32,719,985 and 34,306,694 shares	(6,368)	(6,704)

Total stockholders’ equity	1,465	2,443

Total liabilities and stockholders’ equity	$12,474	$13,271

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net income (loss)	$(916)	$(1,994)	$1,618
Adjustments to arrive at loss from continuing operations	(31)	1,543	(1,629)

Loss from continuing operations	(947)	(451)	(11)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	84	105	116
Deferred income taxes	(57)	(200)	(170)
Goodwill impairment	1,195	-	-
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(6)	(33)	(14)
Income taxes	38	(301)	(69)
Accounts payable and other current liabilities	(120)	(87)	(4)
Other, net	(38)	(143)	(39)

Net cash provided by (used in) operating activities exclusive of vehicle programs	149	(1,110)	(191)

Vehicle programs:
Vehicle depreciation	1,565	1,362	1,191

	1,565	1,362	1,191

Net cash provided by operating activities	1,714	252	1,000

Investing activities
Property and equipment additions	(94)	(95)	(146)
Net assets acquired (net of cash acquired) and acquisition-related payments	(11)	(118)	(211)
Proceeds received on asset sales	19	25	46
Proceeds from sale of investment	106	-	-
Payments made to Realogy and Wyndham, net	(108)	-	-
Purchase of equity investment	(60)	-	-
Proceeds from sales of available-for-sale securities	-	-	18
Other, net	(13)	4	66

Net cash used in investing activities exclusive of vehicle programs	(161)	(184)	(227)

Vehicle programs:
Decrease (increase) in program cash	13	1	(15)
Investment in vehicles	(10,633)	(11,348)	(11,214)
Proceeds received on disposition of vehicles	8,864	10,790	8,869
Other, net	-	(12)	(22)

	(1,756)	(569)	(2,382)

Net cash used in investing activities	(1,917)	(753)	(2,609)

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Year Ended December 31,
	2007	2006	2005
Financing activities
Proceeds from borrowings	-	1,875	-
Principal payments on borrowings	(45)	(3,603)	(38)
Net short-term repayments under revolving credit agreement	-	-	(650)
Issuances of common stock	50	46	289
Repurchases of common stock	-	(243)	(1,349)
Payment of dividends	-	(113)	(423)
Other, net	(1)	(38)	7

Net cash provided by (used in) financing activities exclusive of vehicle programs	4	(2,076)	(2,164)

Vehicle programs:
Proceeds from borrowings	10,565	10,979	10,246
Principal payments on borrowings	(10,236)	(13,310)	(9,149)
Net change in short-term borrowings	(86)	(282)	81
Other, net	(8)	(15)	(15)

	235	(2,628)	1,163

Net cash provided by (used in) financing activities	239	(4,704)	(1,001)

Effect of changes in exchange rates on cash and cash equivalents	6	2	-

Cash provided by discontinued operations
Operating activities	-	463	2,513
Investing activities	-	3,304	(110)
Financing activities	-	1,050	641
Effect of changes in exchange rates	-	12	(51)

Cash provided by discontinued operations	-	4,829	2,993

Net increase (decrease) in cash and cash equivalents	42	(374)	383
Cash and cash equivalents, beginning of period	172	546	163

Cash and cash equivalents, end of period	$214	$172	$546

Supplemental Disclosure
Interest payments	$461	$996	$576
Income tax payments (refunds), net	$(26)	$275	$188

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2005	133.3	$1	$11,802	$5,948	$274	(28.2)	$(5,561)	$ 12,464

Comprehensive income:
Net income	-	-	-	1,618	-	-	-
Currency translation adjustment, net of tax of $(20)	-	-	-	-	(219)	-	-
Unrealized gains on cash flow hedges, net of tax of $26	-	-	-	-	39	-	-
Reclassification for gains on cash flow hedges, net of tax of $(8)	-	-	-	-	(11)	-	-
Unrealized loss on available-for- sale securities, net of tax of $1	-	-	-	-	(2)	-	-
Reclassification for realized holding gains on available-for- sale securities, net of tax of $(10)	-	-	-	-	(13)	-	-
Minimum pension liability adjustment, net of tax of $(12)	-	-	-	-	(17)	-	-

Total comprehensive income								1,395

Net activity related to restricted stock units	-	-	14	-	-	0.3	63	77
Exercise of stock options	1.7	-	135	-	-	0.8	133	268
Tax benefit from exercise of stock options	-	-	79	-	-	-	-	79
Repurchases of common stock	-	-	-	-	-	(6.8)	(1,349)	(1,349)
Payment of dividends	-	-	-	(423)	-	-	-	(423)
Dividend of PHH Corporation	-	-	-	(1,427)	(11)	-	-	(1,438)
Adjustment to offset PHH valuation charge included in net income	-	-	-	281	-	-	-	281
Other	0.1	-	(8)	-	-	-	(4)	(12)

Balance at December 31, 2005	135.1	$1	$12,022	$5,997	$40	(33.9)	$(6,718)	$11,342

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2006	135.1	$1	$12,022	$5,997	$40	(33.9)	$(6,718)	$11,342

Comprehensive loss:
Net loss	-	-	-	(1,994)	-	-	-
Currency translation adjustment, net of tax of $16	-	-	-	-	213	-	-
Unrealized losses on cash flow hedges, net of tax of $(6)	-	-	-	-	(12)	-	-
Reclassification for gains on cash flow hedges, net of tax of $(1)	-	-	-	-	(1)	-	-
Minimum pension liability adjustment, net of tax of $5	-	-	-	-	9	-	-

Total comprehensive loss								(1,785)

Net activity related to restricted stock units	-	-	(48)	-	-	0.7	211	163
Exercise of stock options	0.4	-	39	-	-	0.2	44	83
Tax benefit from exercise of stock options	-	-	12	-	-	-	-	12
Repurchases of common stock	-	-	-	-	-	(1.4)	(243)	(243)
Payment of dividends	-	-	-	(107)	-	-	-	(107)
Dividend of Realogy Corporation and Wyndham Worldwide Corporation	-	-	(2,361)	(4,482)	(167)	-	-	(7,010)
Cumulative effect of adoption of SFAS No. 158, net of tax of $(2)	-	-	-	-	(4)	-	-	(4)
Other	-	-	-	-	(10)	0.1	2	(8)

Balance at December 31, 2006	135.5	$1	$9,664	$(586)	$68	(34.3)	$(6,704)	$2,443

Comprehensive loss:
Net loss	-	-	-	(916)	-	-	-
Currency translation adjustment	-	-	-	-	50	-	-
Unrealized losses on cash flow hedges, net of tax of $59	-	-	-	-	(93)	-	-
Pension liability adjustment, net of tax of $(5)	-	-	-	-	7	-	-

Total comprehensive loss								(952)

Adoption of FIN 48 (see Note 2)	-	-	-	(18)	-	-	-	(18)
Net activity related to restricted stock units	-	-	(60)	-	-	0.3	72	12
Exercise of stock options	1.2	-	(207)	-	-	1.3	256	49
Tax benefit from exercise of stock options	-	-	1	-	-	-	-	1
Activity related to employee stock purchase plan	-	-	(3)	-	-	-	4	1
Post-separation dividend adjustment	-	-	(66)	-	-	-	-	(66)
Other	-	-	(9)	-	-	-	4	(5)

Balance at December 31, 2007	136.7	$1	$9,320	$(1,520)	$32	(32.7)	$(6,368)	$1,465

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

The Company operates in the following business segments:

•	Domestic Car Rental—provides car rentals and ancillary products and services in the United States.

•	International Car Rental—provides car rentals and ancillary products and services primarily in Argentina, Australia, Canada, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental—provides truck rentals and related services to consumers and light commercial users in the United States.

In presenting the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

Discontinued Operations.  On January 31, 2005, the Company completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution to the Company’s stockholders of one share of PHH Corporation (“PHH”) common stock per every twenty shares of Cendant common stock held on January 19, 2005. In February 2005, the Company completed an initial public offering of Wright Express Corporation (“Wright Express”), its former fuel card subsidiary, and in October 2005, the Company sold its former Marketing Services division, which was comprised of its individual membership and loyalty/insurance marketing businesses. Also, on July 31, 2006, the Company completed the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”), and on August 23, 2006, the Company completed the sale of Travelport, Inc. (“Travelport”) (see Cendant Separation below). Upon completion of the spin-off of PHH, the Company’s former mortgage business was not classified as a discontinued operation due to Realogy’s participation in a mortgage origination venture that was established with PHH in connection with the spin-off. However, due to the spin-off of Realogy on July 31, 2006, the Company no longer participated in the venture. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the account balances and activities of PHH, Wright Express, the former Marketing Services division, Realogy, Wyndham and Travelport have been segregated and reported as discontinued operations for all periods presented. Summarized financial data for the aforementioned businesses are provided in Note 3—Discontinued Operations.

Cendant Separation.  In July 2006, under a Board of Directors approved plan, the Company, then known as Cendant Corporation (“Cendant”), was separated into four independent companies (the “Cendant Separation”):

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

On July 31, 2006, the Company completed the spin-offs of Realogy and Wyndham in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of then outstanding Cendant common stock held on July 21, 2006. Prior to the completion of the spin-offs, Avis Budget received special cash dividends of $2,225 million and $1,360 million from Realogy and Wyndham, respectively, and utilized such proceeds to fund a portion of the repayment of its outstanding debt, as discussed below. On August 23, 2006, the Company completed the sale of Travelport for proceeds of approximately $4.1 billion, net of closing adjustments, of which approximately $1.8 billion was used to repay indebtedness of Travelport. Pursuant to the Separation and Distribution Agreement (“Separation Agreement”) among the separating companies, during third quarter 2006, the Company distributed $1,423 million and $760 million of such proceeds from the sale of Travelport to Realogy and Wyndham, respectively.

During 2007, the Company recorded a net credit of $5 million in connection with the Cendant Separation. During 2006 and 2005, the Company incurred costs of $574 million and $15 million, respectively, in connection with executing the Cendant Separation. The 2007 net credit and 2006 costs are as follows:

	2007	2006
Early extinguishment of corporate debt	$-	$313

Other separation costs:
Stock-based compensation	-	79
Severance and retention	3	70
Legal, accounting and other professional fees	5	38
Reversal of receivables from Realogy and Wyndham (a)	-	28
Asset write-offs	-	19
Insurance	-	14
Infrastructure implementation	4	2
FIN 48 indemnification (b)	(14)	-
Other	(3)	11

	(5)	261

	$(5)	$574

(a)

Represents the reversal of receivables from Realogy and Wyndham due to the favorable resolution of certain tax related contingencies, for which the Company is entitled to indemnification by Realogy and Wyndham. The benefit for income taxes includes a corresponding credit resulting from the favorable resolution of such matters.

(b)	See Note 2—Summary of Significant Accounting Policies.

During 2006, the Company also incurred costs within discontinued operations of $239 million in connection with executing the Cendant Separation. Such costs are primarily related to the accelerated vesting of stock-based compensation awards, severance and retention and professional and consulting fees.

In addition, pursuant to the Separation Agreement, Realogy, Wyndham and Travelport have agreed to assume and retain all of the liabilities primarily related to each of their respective businesses and operations, including litigation primarily related to each of their businesses where the Company is a named party. Realogy and Wyndham have also agreed to assume certain contingent and other corporate liabilities of the Company or its subsidiaries incurred prior to the disposition of Travelport (see Note 18—Commitments and Contingencies).

Prior to the spin-offs of Realogy and Wyndham, the Company entered into a Transition Services Agreement with Realogy, Wyndham and Travelport to provide for an orderly transition following the sale of Travelport and the spin-offs of Realogy and Wyndham. Under the Transition Services Agreement, the Company has provided Realogy, Wyndham and Travelport with various services, including services relating to payroll, accounts payable, telecommunications and information technology in exchange for fees based on the estimated cost of the services provided.

Also, in connection with its execution of the Cendant Separation, the Company repaid certain corporate and other debt and entered into new financing arrangements (see Note 16—Long-term Debt and Borrowing Arrangements).

Selling, general and administrative expenses on the accompanying Consolidated Statements of Operations include unallocated corporate expenses in 2005 and 2006 related to the Company’s discontinued operations. Accordingly, the expenses recorded by the Company in the Consolidated Statements of Operations may not be indicative of the actual expenses the Company will incur as a separate company.

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

Reverse Stock Split.  In connection with the September 5, 2006 1-for-10 reverse stock split of the Company’s common stock, common stock share data in the accompanying Consolidated Financial Statements and notes have been revised to reflect the reverse stock split, unless otherwise noted.

Changes in Accounting Estimate.  During fourth quarter 2007, the Company revised the assumed service lives of its truck fleet, for model years 2004 and later, to better reflect the projected hold periods of these vehicles. The Company believes that its decision to retain these trucks longer than previously anticipated will allow it to reduce cash outflow related to fleet costs. This change will also affect the value the Company realizes upon the disposition of trucks and will impact the amount and timing of its future fleet purchases. The change in estimate, effective as of October 1, 2007, was accounted for prospectively and resulted in a decrease in depreciation expense of approximately $5 million, and decreased net loss by approximately $3 million ($0.03 per diluted share), for the year ended December 31, 2007.

During fourth quarter 2007, the Company revised its estimates for recording depreciation expense related to certain vehicles covered by guaranteed repurchase agreements in light of longer projected hold periods. Once these vehicles are held longer than the Company’s average hold period, they will be depreciated at monthly rates consistent with their contractually guaranteed residual values. This change in estimate, effective as of October 1, 2007, was accounted for prospectively and resulted in a decrease in depreciation expense of approximately $10 million, and decreased net loss by approximately $6 million ($0.06 per diluted share), for the year ended December 31, 2007.

Reclassification.  Certain prior year amounts have been reclassified to conform with current year presentation. In 2007, the Company has presented proceeds from dispositions of businesses as cash provided by discontinued operations within the Consolidated Statements of Cash Flows. Proceeds for 2006 and 2005, were $4,046 million and $2,636 million, respectively.

2.	Summary of Significant Accounting Policies

ACCOUNTING PRINCIPLES

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Avis Budget and all entities in which the Company has a direct or indirect controlling financial interest and variable interest entities (“VIEs”) where the Company is determined to be the primary beneficiary. The Company is deemed to be the primary beneficiary if it bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES AND ASSUMPTIONS

The use of estimates and assumptions as determined by management are required in the preparation of the Consolidated Financial Statements in conformity with GAAP. These estimates are based on management’s evaluation of historical trends and other information available when the Consolidated Financial Statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company derives revenue through the operation and franchising of the Avis and Budget rental systems, providing vehicle rentals and other services to business and leisure travelers and others. Other revenue includes rentals of GPS navigational units, sales of loss damage waivers and insurance products, and other items. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured.

Vehicle rental and rental-related revenue is recognized over the period the vehicle is rented. Franchise revenue principally consists of royalties and is recorded as the franchisee revenue is earned (generally over the rental period of a vehicle). Revenue and expenses associated with gasoline, vehicle licensing and airport concessions are recorded on a gross basis within revenue and operating expenses.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rate of exchange prevailing during the year. The related translation adjustments are reflected in “Accumulated other comprehensive income” in the stockholders’ equity section of the Consolidated Balance Sheet. The accumulated foreign currency translation adjustment as of December 31, 2007 and December 31, 2006 was $117 million and $67 million, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation (non-vehicle related) is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated benefit period of the related assets, which may not exceed 20 years, or the lease term, if shorter. Useful lives are as follows:

Buildings	30 years
Furniture, fixtures & equipment	3 to 7 years
Capitalized internal use software	3 to 7 years
Buses and support vehicles	4 to 15 years

The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The software developed or obtained for internal use is amortized on a straight-line basis when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $60 million and $50 million as of December 31, 2007 and 2006, respectively.

On March 30, 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that conditional asset retirement obligations (“AROs”), are within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires a company to recognize a liability for the fair value of conditional AROs if the fair value of the liability can be reasonably estimated. The Company adopted FIN 47 in 2005 and recorded a $14 million ($8 million after tax, or $0.08 per diluted share) non-cash charge to reflect the cumulative effect of accounting change relating to the Company’s AROs to remove assets at certain leased properties.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquired entity over the fair values assigned to the tangible assets acquired, the intangible assets that are required to be recognized and reported separately from goodwill and the liabilities assumed. The Company does not amortize goodwill, but tests it at least annually for recoverability. Other intangible assets, primarily trademarks, with indefinite lives are not amortized but are evaluated annually for impairment. Other intangible assets with finite lives are amortized over their remaining useful lives.

IMPAIRMENT OF LONG-LIVED ASSETS

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values and reviewing the Company’s market capitalization as compared to stockholders’ equity. Each reportable segment represents a reporting unit. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, comparative market multiples and other factors to corroborate the discounted cash flow results are used. Other indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142. The Company performs its annual impairment testing in the fourth quarter of each year.

The Company also evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate impairment may have occurred, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each segment. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value.

During 2007, a $1,195 million ($1,073 million after tax) charge was recorded for the impairment of goodwill at each of the Company’s reporting units to reflect the decline in their fair value as evidenced by a decline in the market value of the Company’s common stock. Domestic Car Rental recorded $786 million of the goodwill impairment, International Car Rental recorded $268 million and Truck Rental recorded $141 million. There was no impairment under SFAS No. 142 on indefinite lived assets or under SFAS No. 144 on long-lived assets.

During 2006 and 2005, there was no impairment of goodwill or other intangible assets within the Company’s continuing operations.

During 2006, the Company recorded an impairment charge of approximately $1.3 billion within discontinued operations to reflect the difference between Travelport’s carrying value and its estimated fair value, less costs to dispose.

During 2005, the Company determined that the carrying values of goodwill and certain other indefinite-lived intangible assets assigned to Travelport’s consumer travel businesses within discontinued operations exceeded their estimated fair values. In connection with the impairment assessments performed, the Company recorded a pretax charge of $425 million within discontinued operations, of which $254 million reduced the value of goodwill and $171 million reduced the value of other intangible assets (including $120 million related to trademarks). This impairment resulted from a decline in future anticipated cash flows primarily generated by Travelport’s consumer travel businesses.

PROGRAM CASH

Program cash primarily represents amounts specifically designated to purchase assets under vehicle programs and/or to repay the related debt.

VEHICLES

Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from manufacturers. The Company acquires many of its rental vehicles pursuant to repurchase and guaranteed depreciation programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase vehicles at a specified price and date, or guarantee the depreciation rate for a specified period of time, subject to certain eligibility criteria (such as car condition and mileage requirements). The Company depreciates vehicles such that the net book value on the date of return to the manufacturers is intended to equal the contractual guaranteed residual values, thereby minimizing any gain or loss. The Company records depreciation expense for any deficiency in the contractual guaranteed residual values due to excessive wear or damages. At December 31, 2007, the Company has cumulatively recorded $47 million for the projected difference between the contracted guaranteed residual value and the carrying value of such vehicles, which is reflected in the Consolidated Statement of Operations.

Rental vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs are depreciated based upon their estimated residual values at their expected dates of disposition, after giving effect to anticipated conditions in the used car market.

For 2007, 2006 and 2005, rental vehicles were depreciated at rates ranging from 5% to 48% per annum. Upon disposal of the vehicles, depreciation expense is adjusted for any difference between the net sales proceeds and the remaining book value. Vehicle-related interest amounts are net of interest income of $5 million, $6 million and $4 million for 2007, 2006 and 2005, respectively.

During the fourth quarter of 2007, the Company revised the assumed service lives of its truck fleet, for model years 2004 and later, to better reflect the projected hold periods of these vehicles (see Note 1—Basis of Presentation).

During the fourth quarter 2007, the Company revised its estimates for recording depreciation expense related to certain vehicles covered by guaranteed repurchase agreements (see Note 1—Basis of Presentation).

ADVERTISING EXPENSES

Advertising costs are expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on our Consolidated Statements of Operations, include radio, television, “yellow pages” and other advertising, travel partner points programs, internet advertising and other promotions and were approximately $106 million, $107 million and $100 million in 2007, 2006 and 2005, respectively.

TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believe these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately an $18 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). EITF No. 06-3 reached a consensus that the presentation on a gross or a net basis of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer is an accounting policy decision that should be disclosed. The Company reports revenues net of these taxes in its Consolidated Statements of Operations.

DERIVATIVE INSTRUMENTS

Derivative instruments are used as part of the Company’s overall strategy to manage exposure to market risks associated with fluctuations in foreign currency exchange rates, interest rates and gasoline costs. As a matter of policy, derivatives are not used for trading or speculative purposes.

All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings within the same line item as the hedged item (principally vehicle interest, net). The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is recognized currently in earnings within the same line item as the hedged item, including vehicle interest, net or interest related to corporate debt, net, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

During 2006, the Company utilized certain derivatives designated as fair value hedges. Changes in the fair value of such instruments were recognized in earnings as a component of interest related to corporate debt, net. The Company did not utilize fair value hedges during 2007.

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

Aggregate realized gains and losses on investments and preferred dividend income are recorded within other revenues on the Consolidated Statements of Operations. There were no net realized gains or losses in continuing operations in 2007. Gains amounted to $11 million and $21 million in 2006 and 2005, respectively. Gains and losses on securities sold are based on the specific identification method.

Affinion Group Holdings, Inc.  The Company’s former investment in Affinion Group Holdings, Inc. (“Affinion”) was received in connection with the October 2005 sale of its former Marketing Services division, along with cash proceeds approximating $1.7 billion. This investment represented preferred stock with a carrying value of $95 million, including accrued dividends (face value of $125 million) maturing in October 2017, and warrants with a carrying value of $3 million that were exercisable into 7.5% of the common equity of Affinion upon the earlier of four years or the achievement of specified investment hurdles.

Pursuant to the Separation Agreement, the Company was obligated to distribute all proceeds received on the sale of its investments in Affinion to Realogy and Wyndham. Accordingly, following the spin-offs of Realogy and Wyndham on July 31, 2006, the Company began to recognize a charge on its Consolidated Statement of Operations equal to the dividend and accretion income on the preferred stock of Affinion. From January 1, 2006 to July 31, 2006, the Company recorded $6 million of dividend and accretion income related to its preferred stock investment in Affinion. During 2007, the Company sold the majority of its preferred stock investment in Affinion and distributed the proceeds and the remaining investment to Realogy and Wyndham.

Homestore, Inc.  The Company’s investment in Homestore, Inc. (“Homestore”) was received in connection with the February 2001 sale of its former move.com and ancillary businesses. During 2005, the Company sold 7.3 million shares of Homestore and recognized gains of $18 million within net revenues on its Consolidated Statements of Operations. As of December 31, 2005, the Company had sold all of its shares of Homestore stock.

SELF-INSURANCE RESERVES

The Consolidated Balance Sheets include approximately $361 million and $376 million of liabilities with respect to self-insured public liability and property damage as of December 31, 2007 and 2006, respectively. Such liabilities relate to additional liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which the Company is self-insured. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The Company estimates the required reserve for such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents and changes in the ultimate cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.

The Consolidated Balance Sheets also includes liabilities of approximately $76 million and $105 million as of December 31, 2007 and 2006, respectively. These liabilities relate to health and welfare, workers’ compensation and other benefits the Company provides to its employees. The Company estimates the liability required for such benefits based on actual claims outstanding and the estimated cost of claims incurred as of the balance sheet date. These amounts are included within accounts payable and other current liabilities.

SHARE-BASED PAYMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and by SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted SFAS No. 123R on January 1, 2006, as required, under the modified prospective application method. Since the Company recorded stock-based compensation expense for all outstanding employee stock awards prior to the adoption of SFAS No. 123R, the adoption of such standard did not have a significant impact on the Company’s results of operations. However, during 2006, the Company recorded an after tax credit of $1 million as a cumulative effect of an accounting change, which represents the Company’s estimate of total future forfeitures of stock-based awards outstanding as of January 1, 2006 (see Note 20—Stock-Based Compensation).

ADOPTION OF NEW ACCOUNTING STANDARDS DURING 2007

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS 109. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately an $18 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The Company is entitled to indemnification from Realogy and Wyndham for additional tax related liabilities of $14 million recognized as a result of the adoption of FIN 48. The Company recorded a $14 million credit, within the separation costs, net line item on the accompanying Consolidated Statement of Operations for first quarter 2007, reflecting the recognition of receivables from Realogy and Wyndham for such tax-related matters. At December 31, 2007, certain income tax payable balances have been classified as long term liabilities and certain receivables from Realogy and Wyndham have been classified as non-current assets (see Note 15—Other Non-Current Liabilities).

Including the impact of the adoption of FIN 48 discussed above, the Company’s unrecognized tax benefits totaled $559 million and were reclassified to long-term income taxes payable as of January 1, 2007. If recognized, substantially all would affect the annual effective income tax rate. The Company’s unrecognized tax benefits were offset by tax loss carryforwards and tax credits in the amount of $15 million and $104 million, respectively.

As of December 31, 2007, the unrecognized tax benefits in long-term income taxes payable were $440 million. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within twelve months.

Including the impact of the adoption of FIN 48 discussed above, the Company’s accrual for the potential interest associated with uncertain tax positions was $26 million as of January 1, 2007. During the twelve months ended December 31, 2007, the Company recorded additional liabilities of $23 million for the accrual of interest, which had minimal impact on the Company’s results of operations as the Company is substantially entitled to indemnification for such liabilities and recognized corresponding receivables from Realogy and Wyndham. The Company recognizes potential interest and the corresponding indemnifications from Realogy and Wyndham, related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the twelve months ended December 31, 2007, were not significant and were recognized as a component of income taxes.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company retroactively adopted the provisions of FSP FIN 48-1 effective January 1, 2007 and has determined that it had no impact on its Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on January 1, 2008, as required, and it had no impact on its financial statements at the time of adoption.

In February 2008, the FASB issued FASB Staff Position FAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP FAS 157-1”) and FASB Staff Position FAS 157-2, “Effective Date of SFAS No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-1 and FSP FAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The election to use the fair value option is available when an entity first recognizes a financial asset or a financial liability or upon entering into a firm commitment. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company adopted SFAS No. 159 on January 1, 2008, as required, and elected not to apply the option to measure any of its financial assets or liabilities at the time of adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statements in subsequent filings for changes. In addition, SFAS No. 141(R) requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price and those restructuring costs that an acquirer expected but was not obligated to incur to be recognized separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosures in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

3.	Discontinued Operations

Travelport.  On August 23, 2006, the Company completed the sale of Travelport, which comprised the Company’s former travel distribution services businesses for proceeds of approximately $4.1 billion, net of closing adjustments. The loss incurred on disposal of Travelport included a $1.3 billion impairment charge reflecting the difference between Travelport’s carrying value and its estimated fair value and a tax charge related to asset basis differences resulting from the 2001 acquisition of a Travelport subsidiary.

Realogy and Wyndham.  On July 31, 2006, the Company completed the spin-offs of Realogy and Wyndham in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of Cendant common stock held on July 21, 2006. Direct costs incurred in connection with the spin-offs of Realogy and Wyndham are included within gain (loss) on disposal of discontinued operations, net of tax on the accompanying Consolidated Statements of Operations.

Marketing Services Division.  On October 17, 2005, the Company completed the sale of its Marketing Services division for approximately $1.8 billion. The proceeds consisted of approximately $1.7 billion of cash, net of closing adjustments, plus $125 million face value of newly issued preferred stock of Affinion and warrants to purchase up to 7.5% of the common equity of Affinion (see Note 2—Summary of Significant Accounting Policies). The Company distributed the proceeds from the sale of Affinion preferred stock and warrants and transferred its residual shares of Affinion preferred stock and warrants to Realogy and Wyndham pursuant to the Separation Agreement.

Wright Express.  On February 22, 2005, the Company completed the initial public offering of Wright Express for $964 million of cash. Additionally, the Company entered into a tax receivable agreement with Wright Express pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. The Company is obligated to distribute all such payments received from Wright Express to Realogy and Wyndham following the Cendant Separation. Excluding amounts remitted to Realogy and Wyndham, the Company received $9 million during 2006 and $15 million during 2005 in connection with this tax receivable agreement. Such amounts are recorded within gain (loss) on disposal of discontinued operations, net of tax on the accompanying Consolidated Statements of Operations.

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

Summarized statement of income data for discontinued operations are as follows:

Year Ended December 31, 2007

The $2 million loss from discontinued operations, net of tax for the year ended December 31, 2007 represents a tax charge due to an increase in non-deductible expenses offset by a benefit in state taxes on discontinued operations. The $33 million gain on disposal of discontinued operations, net of tax for the year ended December 31, 2007, primarily represents a tax benefit realized as a result of certain elections made in connection with the Travelport disposition on the income tax returns filed during 2007.

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

(c)	Results are through the date of disposition.
(d)	The provision for income taxes reflects a $158 million charge associated with separating the vacation ownership business from the Company in connection with the spin-off of Wyndham.

Year Ended December 31, 2005

	Wright Express (a)(b)	PHH (a)(c)	Marketing Services Division (a)	Realogy
Net revenues	$29	$179	$1,066	$7,139

Income (loss) before income taxes	$(7)	$1	$90	$1,065
Provision (benefit) for income taxes	(3)	25	37	414

Income (loss) from discontinued operations, net of tax	$(4)	$(24)	$53	$651

Gain (loss) on disposal of discontinued operations	$585	$(285)	$1,146	$-
Provision for income taxes	332	-	565	-

Gain (loss) on disposal of discontinued operations, net of tax	$253	$(285)	$581	$-

		Wyndham	Travelport (d)	Total
Net revenues		$3,252	$2,400	$14,065

Income (loss) before income taxes		$643	$(118)	$1,674
Provision (benefit) for income taxes		187	(74)	586

Income (loss) from discontinued operations, net of tax		$456	$(44)	$1,088

Gain (loss) on disposal of discontinued operations		$-	$-	$1,446
Provision for income taxes		-	-	897

Gain (loss) on disposal of discontinued operations, net of tax		$-	$-	$549

(a)	Results are through the date of disposition.
(b)	Gain on disposal includes payments received from Wright Express in connection with the tax receivable agreement discussed above.
(c)	The provision for income taxes reflects a $24 million charge associated with separating the appraisal business from the Company in connection with the PHH spin-off.
(d)	Results include a pretax impairment charge of $425 million. (See Note 2—Summary of Significant Accounting Policies.)

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2007	2006	2005
Loss from continuing operations	$(947)	$(451)	$(11)
Income (loss) from discontinued operations, net of tax	(2)	478	1,088
Gain (loss) on disposal of discontinued operations, net of tax	33	(1,957)	549
Cumulative effect of accounting changes, net of tax	-	(64)	(8)

Net income (loss)	$(916)	$(1,994)	$1,618

Basic and diluted weighted average shares outstanding (a)	103.1	100.6	104.0
Earnings per share:
Basic and Diluted
Loss from continuing operations	$(9.18)	$(4.48)	$(0.10)
Income (loss) from discontinued operations	(0.02)	4.75	10.47
Gain (loss) on disposal of discontinued operations	0.32	(19.46)	5.27
Cumulative effect of accounting changes	-	(0.63)	(0.08)

Net income (loss)	$(8.88)	$(19.82)	$15.56

(a)

Because the Company incurred a loss from continuing operations in 2007, 2006 and 2005, outstanding stock options, restricted stock units and stock warrants are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Year Ended December 31,
	2007	2006	2005
Options (a)	6.0	11.0	12.9
Warrants (b)	0.2	0.2	0.2

(a)	Represents all outstanding stock options for 2007, 2006 and 2005.
(b)	Represents all outstanding warrants for 2007, 2006 and 2005, for which the weighted average exercise price is $21.31.

5.	Restructuring Charges

2006 Restructuring

During fourth quarter 2006, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities within its Budget Truck Rental and Domestic Car Rental operations. The more significant areas of cost reduction included the closure of the Budget Truck Rental headquarters and other facilities and reductions in staff. The Company recorded $8 million of restructuring charges in connection with these initiatives, of which $6 million and $2 million was incurred within the Company’s Truck Rental and Domestic Car Operations, respectively. As of December 31, 2007, there are no liabilities relating to the 2006 restructuring charges.

2005 Restructuring

In 2005, the Company recorded $26 million of restructuring charges as a result of activities undertaken following the PHH spin-off and the initial public offering of Wright Express. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction included the closure of a call center and field locations of the Company’s Truck Rental business and reductions in staff within the Company’s corporate functions. The initial charge recorded in the Company’s Corporate and Other, Truck Rental and Domestic Car Rental segments amounted to $19 million, $5 million and $2 million, respectively. During fourth quarter 2006, the Company recorded a $2 million charge representing a revision to its original estimate of costs to exit a lease in connection with the closure of a truck rental facility in first quarter 2005. As of December 31, 2007, there is a remaining liability of $2 million, primarily relating to obligations under terminated leases.

The initial recognition of the restructuring charges and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
2005 Restructuring initial charge	$20	$5	$1	$26
Cash payment	(15)	(2)	-	(17)
Other reductions (a)	(5)	-	(1)	(6)

Balance as of December 31, 2005	-	3	-	3

2005 Restructuring charge	-	2	-	2
2006 Restructuring initial charge (b)	4	4	-	8
2005 Restructuring cash payment	-	(2)	-	(2)
2006 Restructuring cash payment	-	(1)	-	(1)

Balance as of December 31, 2006	4	6	-	10

2005 Restructuring cash payment	-	(1)	-	(1)
2006 Restructuring cash payment	(4)	(3)	-	(7)

Balance as of December 31, 2007	$-	$2	$-	$2

(a)

Other reductions to charges recorded for personnel-related costs represents the accelerated vesting of restricted stock units previously granted to individuals who were terminated and write-offs of leasehold improvements in connection with lease terminations.

(b)

The initial charge primarily represents severance benefits resulting from reductions in staff and costs incurred in connection with facility closures and lease obligations resulting from the closure of the Truck Rental headquarters, consolidation of Truck Rental operations and the closure of other facilities within the Company’s Domestic Car Rental operations. Prior to December 31, 2006, the Company formally communicated the termination of employment to approximately 180 employees, representing a wide range of employee groups. As of December 31, 2007, the Company had terminated substantially all of these employees.

Total segment restructuring charges are recorded as follows:

	Truck Rental	Domestic Rental	Corporate and Other	Total
2005 Restructuring initial charge	$5	$2	$19	$26
Cash payment	(2)	(2)	(19)	(23)

Balance as of December 31, 2005	3	-	-	3

2005 Restructuring charge	2	-	-	2
2006 Restructuring initial charge	6	2	-	8
2005 Restructuring cash payment	(2)	-	-	(2)
2006 Restructuring cash payment	(1)	-	-	(1)

Balance as of December 31, 2006	8	2	-	10

2005 Restructuring cash payment	(1)	-	-	(1)
2006 Restructuring cash payment	(5)	(2)	-	(7)

Balance as of December 31, 2007	$2	$-	$-	$2

6.	Franchising Activities

Franchising revenues, which are recorded within other revenues on the accompanying Consolidated Statements of Operations, amounted to $36 million, $37 million and $39 million during 2007, 2006 and 2005, respectively.

The number of Company-owned and franchised outlets in operation (excluding independent commissioned dealer locations for the Budget truck rental business and Avis and Budget locations operated by or through Avis Europe Holdings, Limited, an independent third party) is as follows:

	As of December 31,
	2007	2006	2005
Company-owned
Avis brand	1,335	1,268	1,186
Budget brand	1,046	951	902

Franchised
Avis brand	849	847	849
Budget brand	1,184	1,218	1,221

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

During 2007, the Company acquired 13 vehicle rental franchisees for $10 million in cash, resulting in trademark intangible assets of $11 million. During 2006, the Company acquired 19 vehicle rental franchisees for $20 million in cash, resulting in trademark intangible assets of $17 million. During 2005, the Company acquired 23 vehicle rental franchisees for $206 million in cash, resulting in trademark intangible assets of $88 million and goodwill of $6 million, none of which is expected to be deductible for tax purposes. These acquisitions, which for 2007 and 2006 relate primarily to the Company’s Domestic Car Rental segment and for 2005 relate primarily to the Company’s International Car Rental segment, were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

The Company acquired approximately 48% of the equity in Carey Holdings, Inc., the parent of Carey International, Inc., on October 23, 2007 (see Note 13—Equity Investment).

8.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements (a)	$75	$18	$57	$75	$16	$59
Customer lists (b)	19	7	12	19	6	13
Other (c)	2	1	1	2	1	1

	$96	$26	$70	$96	$23	$73

Unamortized Intangible Assets
Goodwill	$1,000			$2,193

Trademarks (d)	$690			$666

(a)	Primarily amortized over a period ranging from 25 to 40 years.
(b)	Primarily amortized over 20 years.
(c)	Primarily amortized over 27 years.
(d)

Comprised of various tradenames (including the Avis and Budget tradenames) that the Company has acquired and which distinguish the Company’s consumer services. These tradenames are expected to generate future cash flows for an indefinite period of time.

The changes in the carrying amount of goodwill during 2007 are as follows:

	Balance at January 1, 2007	Adjustments To Goodwill Acquired during 2007 (a)	Goodwill Impairment	Balance at December 31, 2007
Domestic Car Rental	$1,355	$-	$(786)	$569
International Car Rental	595	2	(268)	329
Truck Rental	243	-	(141)	102

Total Company	$2,193	$2	$(1,195)	$1,000

(a)	The adjustment in goodwill was primarily due to fluctuations in foreign currency.

During the Company’s annual assessment of goodwill and other indefinite-lived assets for impairment, it was determined that impairment had occurred (see Note 2—Summary of Significant Accounting Policies).

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2007	2006	2005
Franchise agreements	$2	$2	$2
Customer lists	1	1	2

Total	$3	$3	$4

Based on the Company’s amortizable intangible assets at December 31, 2007, the Company expects related amortization expense to approximate $3 million for each of the five succeeding fiscal years.

9.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2007	2006
Rental vehicles	$7,947	$7,738
Less: Accumulated depreciation	(1,022)	(993)

	6,925	6,745
Vehicles held for sale	549	304

Vehicles, net	$7,474	$7,049

The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2007	2006	2005
Depreciation expense	$1,565	$1,362	$1,191
Lease charges	46	54	69
Gain on sales of vehicles, net	(40)	-	(22)

Vehicle depreciation and lease charges, net	$1,571	$1,416	$1,238

During 2007, and 2006, vehicle interest, net on the accompanying Consolidated Statements of Operations excludes $141 million and $101 million, respectively, of interest expense related to the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations.

10.	Income Taxes

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$1	$(47)	$79
State	2	21	15
Foreign	9	-	25

Current income tax provision (benefit)	12	(26)	119

Deferred
Federal	(120)	(250)	(149)
State	46	21	(34)
Foreign	17	29	13

Deferred income tax benefit	(57)	(200)	(170)

Benefit from income taxes	$(45)	$(226)	$(51)

Pretax income (loss) for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2007	2006	2005
Domestic	$(1,064)	$(756)	$(135)
Foreign	72	79	73

Pretax loss	$(992)	$(677)	$(62)

Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2007	2006

Current deferred income tax assets:
Accrued liabilities and deferred income	$103	$48
Provision for doubtful accounts	6	6
Acquisition and integration-related liabilities	-	3
Other	-	1
Valuation allowance (*)	(21)	-

Current deferred income tax assets	88	58

Current deferred income tax liabilities:
Prepaid expenses	46	51

Current deferred income tax liabilities	46	51

Current net deferred income tax asset	$42	$7

Non-current deferred income tax assets:
Net tax loss carryforwards	$193	$163
Accrued liabilities and deferred income	127	178
Tax credit carryforward	48	102
Acquisition and integration-related liabilities	26	24
Unrealized hedge loss	11	-
Valuation allowance (*)	(116)	(81)

Non-current deferred income tax assets	289	386

Non-current deferred income tax liabilities:
Depreciation and amortization	49	160
Other	6	-

Non-current deferred income tax liabilities	55	160

Non-current net deferred income tax asset	$234	$226

(*)

The valuation allowance of $137 million at December 31, 2007, primarily relates to tax loss carryforwards, foreign tax credits and certain state deferred tax assets of $100 million, $32 million and $5 million, respectively. The valuation allowance will be reduced when and if the Company determines that the related deferred income tax assets are more likely than not to be realized.

Deferred income tax assets and liabilities related to the vehicle programs are comprised of the following:

	As of December 31,
	2007	2006
Deferred income tax assets:
Unrealized hedge loss	$29	$-

	29	-

Deferred income tax liabilities:
Depreciation	1,275	1,205
Other	-	1

	1,275	1,206

Net deferred income tax liabilities under vehicle programs	$1,246	$1,206

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $173 million (net of valuation allowances), most of which expire in 2027. No provision has been made for U.S. federal deferred income taxes on approximately $327 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2007, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004, which became effective October 22, 2004, provides a one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company has applied the provisions of this act to qualifying earnings repatriations through December 31, 2005. In December 2005, the Company repatriated $350 million of unremitted earnings, resulting in income tax expense of approximately $28 million, which is reflected within discontinued operations.

The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate for continuing operations is as follows:

	As of December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	(0.4)	2.1	36.9
Changes in valuation allowances	(0.4)	(4.3)	(18.4)
Taxes on foreign operations at rates different than
statutory U.S. federal rates	0.1	(0.2)	(2.8)
Taxes on repatriated foreign income, net of tax credits	0.1	(0.1)	1.9
Resolution of prior years’ examination issues	0.2	3.5	29.8
Goodwill impairment	(29.8)	-	-
Nondeductible expenses	(0.4)	(0.8)	(20.3)
Other	0.1	(1.8)	20.2

	4.5%	33.4%	82.3%

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Year Ended December 31, 2007
Balance at January 1, 2007	$614
Additions based on tax positions related to the current year	-
Additions for tax positions for prior years	21
Reductions for tax positions for prior years	(23)
Settlements	-

Balance at December 31, 2007	$612

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

Pursuant to the Tax Sharing Agreement and the Separation Agreement, the Company is entitled to indemnification for non-Avis Budget Car Rental tax contingencies. The company believes that its accruals for tax liabilities, including the indemnified liabilities outlined in the Tax Sharing Agreement and the Separation Agreement, are adequate for all remaining open years, based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

The Company and the Internal Revenue Service (“IRS”) have settled the IRS examination for the Company’s taxable years 1998 through 2002. The Company was adequately reserved for this audit cycle and has reflected the results of that examination in the accompanying Consolidated Financial Statements. The IRS has begun to examine the Company’s taxable years 2003 through 2006. Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded $440 million, net of federal tax benefit, for liabilities representing the best estimates of the probable loss on certain positions. The Company believes that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities.

The potential results of an audit or litigation related to these matters include a range of outcomes, which may involve material amounts. However, as discussed above, the Company is entitled to indemnification for most pre-separation matters by Realogy and Wyndham and therefore does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

11.	Other Current Assets

Other current assets consisted of:

	As of December 31,
	2007	2006
Receivables from Realogy (a)	$169	$572
Receivables from Wyndham (a)	122	393
Prepaid expenses	148	144
Other	131	155

	$570	$1,264

(a)

Represents amounts due for certain contingent and other corporate liabilities assumed by Realogy and Wyndham in connection with the Cendant Separation and transition services performed under a Transition Services Agreement which was entered into at the time of the Cendant Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At December 31, 2007, there are corresponding liabilities recorded within accounts payable and other current liabilities. In connection with the Company’s adoption of FIN 48, receivables from Realogy and Wyndham related to income taxes were classified as non-current assets. At December 31, 2007, receivables related to tax items included in non-current assets were $620 million.

12.	Property and Equipment, net

Property and equipment, net consisted of:

	As of December 31,
	2007	2006
Land	$48	$50
Buildings and leasehold improvements	365	337
Capitalized software	255	238
Furniture, fixtures and equipment	135	138
Buses and support vehicles	59	68
Projects in process	93	89

	955	920
Less: Accumulated depreciation and amortization	(455)	(434)

	$500	$486

Depreciation and amortization expense relating to property and equipment during 2007, 2006 and 2005 was $81 million, $102 million and $112 million, respectively (including $21 million, $36 million and $36 million, respectively, of amortization expense relating to capitalized computer software).

13.	Equity Investment

At December 31, 2007, the Company’s equity-method investee and the Company’s approximate ownership interest, based on outstanding shares, is as follows:

Company	Percentage Ownership
Carey Holdings, Inc.	47.9%

The Company acquired its investment in Carey Holdings, Inc. (“Carey”) on October 23, 2007 for approximately $60 million in cash. Carey’s subsidiary, Carey International, Inc., is a worldwide provider of chauffeured ground transportation services, operating in approximately 550 cities and 60 countries through a network of franchisees and alliance partners. The Company’s investment in Carey is recorded within other non-current assets on the Consolidated Balance Sheet and the Company’s share of Carey’s operating results is reported within operating expenses on the Consolidated Statements of Operations. At December 31, 2007, the Company’s investment totaled $60 million including $2 million of deferred acquisition costs and a $2 million net loss, representing the Company’s share of Carey’s October 23, 2007 to December 31, 2007 operating results.

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of December 31,
	2007	2006
Accounts payable	$210	$223
Accrued payroll and related	171	244
Disposition related liabilities	125	152
Accrued legal settlements	121	71
Public liability and property damage insurance liabilities-current	109	116
Income taxes payable (a)	-	520
Other	358	529

	$1,094	$1,855

(a)

Income taxes payable have been classified as long-term liabilities as of January 1, 2007, in connection with the adoption of FIN 48. At December 31, 2007, the non-current liability related to long-term income taxes payable was $440 million.

15.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	As of December 31,
	2007	2006
Long-term income taxes payable	$440	$-
Public liability and property damage insurance liability	252	260
Acquisition related liabilities	65	67
Accrued interest – tax contingencies	52	-
Tax reserve	29	-
Pension liability	22	37
Other	138	88

	$998	$452

16.	Long-term Debt and Borrowing Arrangements

Avis Budget Car Rental corporate debt:

	Maturity Date	As of December 31, 2007	As of December 31, 2006
Floating rate term loan (a)	April 2012	$796	$838
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	375	375
7 3/4% notes	May 2016	375	375

		1,796	1,838
Other		1	4

Total long-term debt		1,797	1,842
Less: Current portion		10	29

Long-term debt		$1,787	$1,813

(a)

The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property.

AVIS BUDGET CAR RENTAL CORPORATE DEBT

Floating Rate Term Loan

The Company’s floating rate term loan was entered into in April 2006, has a six year term and bears interest at three month LIBOR plus 125 basis points, for a rate of 6.0% at December 31, 2007. Quarterly installment payments, of approximately $2 million, are required for the first five and three quarter years with the remaining amount repayable in full at the end of the term. During 2007 and 2006, the Company repaid $42 million and $37 million, respectively, of outstanding principal under the Floating Rate Term Loan.

Floating Rate Senior Notes

The Company’s Floating Rate Senior Notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $250 million. The interest rate on these notes is equal to three month LIBOR plus 250 basis points, for a rate of 7.20% at December 31, 2007. The Company has the right to redeem these notes in whole or in part at any time prior to May 15, 2008 at the applicable make-whole redemption price and, in whole or in part, at any time on or after May 15, 2008, at the applicable scheduled redemption price, plus in each case, accrued and unpaid interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future senior indebtedness.

7 5/8% and 7 3/4% Senior Notes

The Company’s 7 5/8% and 7 3/4% Senior Notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $750 million. The Company has the right to redeem the 7 5/8% and 7 3/4% Senior Notes in whole or in part at any time prior to May 15, 2010 and May 15, 2011, respectively, at the applicable make-whole redemption price and, in whole or in part, at any time on or after May 15, 2010 and May 15, 2011, respectively, at the applicable scheduled redemption price, plus in each case, accrued and unpaid interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future senior indebtedness.

CORPORATE GUARANTEE

On February 9, 2007, the Company agreed to guarantee (the “Guarantee”) the payment of principal, premium, if any, and interest on the $1.0 billion aggregate principal amount of senior notes issued by Avis Budget Car Rental in April 2006 (the “Notes”). The Notes consist of Avis Budget Car Rental’s 7 5/8% Senior Notes due 2014, 7 3/4% Senior Notes due 2016 and Floating Rate Senior Notes due 2014. The Company executed a Supplemental Indenture, dated February 9, 2007, to provide the Guarantee in accordance with the terms and limitations of the Notes and the indenture governing the Notes. In consideration for providing the Guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. The $14 million consideration has been deferred and is being amortized over the life of the debt.

DEBT MATURITIES

The following table provides contractual maturities of the Company’s corporate debt at December 31, 2007:

Year	Amount
2008	$10
2009	9
2010	9
2011	9
2012	760
Thereafter	1,000

$1,797

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At December 31, 2007, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$-	$338	$1,162
Letter of credit facility (b)	303	-	303	-

(a)

This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006, has a five year term and currently bears interest at one month LIBOR plus 125 basis points. The floating rate term loan and the revolving credit facility are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property.

(b)	Final maturity date is July 2010.

DEBT COVENANTS

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of indebtedness by the Company and certain of its subsidiaries, mergers, liquidations, and sale and leaseback transactions. The credit facility also requires the maintenance of certain financial ratios. As of December 31, 2007, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

17.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding AESOP, LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of December 31, 2007	As of December 31, 2006
Debt due to Avis Budget Rental Car Funding (a)	$4,646	$4,511
Budget Truck Financing:
Budget Truck Funding program (b)	246	135
Capital leases	204	257
Other(c)	500	367

	$5,596	$5,270

(a)

The change in the balance at December 31, 2007 principally reflects the issuance of vehicle-backed floating rate notes during the first six months of 2007 to support the acquisition of rental vehicles within the Company’s Domestic Car Rental operations.

(b)

The change in the balance at December 31, 2007 primarily reflects incremental borrowings during the year ended December 31, 2007 to support the acquisition of rental vehicles within the Budget Truck rental fleet.

(c)

The change in the balance at December 31, 2007 primarily reflects incremental borrowings to support the acquisition of vehicles in its International Car Rental operations and new fleet loans to support the acquisition of certain vehicles for Domestic Car Rental operations.

Avis Budget Rental Car Funding (AESOP), LLC.  Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues private placement notes that at issuance are typically “AAA” rated generally with principal and interest payments guaranteed by independent insurance companies. Avis Budget Rental Car Funding then uses the proceeds from such issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”) on a continuing basis. By issuing debt through the AESOP program, Avis Budget pays a lower rate of interest than if the Company had issued debt directly to third parties. AESOP Leasing is then required to use these proceeds to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. As a result, AESOP Leasing’s obligation to Avis Budget Rental Car Funding is reflected as related party debt on the Company’s Consolidated Balance Sheets as of December 31, 2007 and 2006. The Company also recorded an asset within assets under vehicle programs on its Consolidated Balance Sheets at December 31, 2007 and 2006, which represented the equity issued to the Company by Avis Budget Rental Car Funding. The vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheet as AESOP Leasing is consolidated by the Company. Such vehicles and related assets, which approximate $6.7 billion and the majority of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding and are not available to pay the obligations of the Company.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiaries and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected within the Company’s Consolidated Financial Statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent floating rate term notes with a weighted average interest rate of 5% for both 2007 and 2006 and 4% for 2005.

Truck financing.  The Budget Truck Funding program consists of debt facilities established by the Company to finance the acquisition of the Budget Truck rental fleet. The borrowings under the Budget Truck Funding program are collateralized by $296 million of corresponding assets and are floating rate term loans with a weighted average interest rate of 5% in 2007 and 2006. The Company has also obtained a portion of its truck rental fleet under capital lease arrangements for which there are corresponding gross assets of $361 million and $381 million with accumulated amortization of $154 million and $129 million classified within vehicles, net on the Company’s Consolidated Balance Sheets as of December 31, 2007 and 2006, respectively. Interest paid as part of capital lease obligations was $10 million and $20 million during 2007 and 2006, respectively.

Other.  Borrowings under the Company’s other vehicle rental programs primarily represent amounts issued under financing facilities that provide for borrowings to support the acquisition of vehicles used in the Company’s international vehicle rental operations and new fleet loans to support the acquisition of certain vehicles for Domestic Car Rental operations. The debt issued is collateralized by $1.1 billion of vehicles and related assets and primarily represents floating rate bank loans and a commercial paper conduit facility for which the weighted average interest rate was 6%, 5% and 4% for 2007, 2006 and 2005, respectively.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2007:

	Vehicle- Backed Debt	Capital Leases	Total
2008	$1,562	$164	$1,726
2009	434	40	474
2010	1,240	-	1,240
2011	827	-	827
2012	1,150	-	1,150
Thereafter	179	-	179

	$5,392	$204	$5,596

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of December 31, 2007, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding	$6,621	$4,646	$1,975
Budget Truck financing:
Budget Truck Funding program	400	246	154
Capital leases	204	204	—
Other	1,227	500	727

	$8,452	$5,596	$2,856

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

DEBT COVENANTS

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions and also require the maintenance of certain financial ratios. As of December 31, 2007 the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

18.	Commitments and Contingencies

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Many of the Company’s operating leases for facilities contain renewal options. These renewal options vary, but the majority include clauses for the renewal rental at various length terms and prevailing market rate rents, subject to a market review. Future minimum lease payments required under noncancelable operating leases as of December 31, 2007 are as follows:

Year	Amount
2008	$398
2009	294
2010	210
2011	160
2012	132
Thereafter	741

$1,935

The future minimum lease payments in the above table have been reduced by minimum future sublease rental inflows of $44 million. The Company maintains concession agreements with various airport authorities that allow the Company to conduct its car rental operations onsite. In general, concession fees for airport locations are based on a percentage of total commissionable revenue (as determined by each airport authority), subject to minimum annual guaranteed amounts. These concession fees are included in the Company’s total rent expense and for the years ended December 31 amounted to:

	2007	2006	2005
Rent	$56	$47	$35
Concession expense:
Minimum fees	409	377	322
Contingent fees	130	142	138

	595	566	495
Less: sublease rental income	(8)	(5)	(4)

Total	$587	$561	$491

Commitments under capital leases, other than those within the Company’s vehicle rental program, for which the future minimum lease payments have been reflected in Note 17—Debt Under Vehicle Programs and Borrowing Arrangements, are not significant.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $4.9 billion of vehicles from these manufacturers over the next year. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The Company’s featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively. The purchase of such vehicles is financed through the issuance of debt under vehicle programs in addition to cash received upon the sale of vehicles primarily under repurchase and guaranteed depreciation programs.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2007 (aggregating approximately $29 million) was individually significant. These purchase obligations extend through 2008.

Contingencies

The Internal Revenue Service (“IRS”) is examining the Company’s taxable years 2003 through 2006. Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities for uncertain tax positions for all years which the statute of limitations has not expired. The Company has $440 million accrued for tax liabilities and believes these accruals to be adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities.

The potential results of an audit or litigation related to these matters include a range of outcomes, which may involve material amounts. However, the Company is entitled to indemnification for most pre-separation tax matters by Realogy and Wyndham and therefore does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation (such class action, the “Securities Action”). Regarding one such litigation matter, during 2007, the relevant court granted summary judgment to the plaintiffs on their breach of contract claims and the Company has an accrued liability of approximately $99 million. The Company does not believe that it is feasible to predict or determine the final outcome or resolution of such unresolved proceedings. Pursuant to the Separation Agreement, Realogy and Wyndham have assumed all liabilities related to this litigation, as described below, and therefore a corresponding receivable has been established for such amount. Changes in liabilities related to such legal matters for which the Company is entitled to indemnification, and corresponding changes in the Company’s indemnification assets, are shown net within the separation costs, net line on the Consolidated Statements of Operations.

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

On December 21, 2007, the Company and certain other parties entered into a settlement agreement with Ernst & Young to settle all claims between the parties arising out of the Securities Action. Pursuant to the terms of the settlement, Ernst & Young has agreed to pay into escrow an aggregate of $298.5 million to settle all claims arising from the Securities Action. Pursuant to the Separation Agreement, the Company will not receive the proceeds from this settlement agreement.

In addition to the matters discussed above, the Company is also involved in claims and legal proceedings related to its vehicle rental operations, including contract disputes, business practices, intellectual property, environmental issues and other commercial, employment and tax matters, including patent claims, wage and hour claims and breach of contract claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse impact on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could adversely impact the Company’s results of operations or cash flows in a particular reporting period.

Asset Retirement Obligations

The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair value, are primarily related to the removal of underground gas storage tanks at its rental facilities. Liabilities for asset retirement obligations were $20 million and $15 million at December 31, 2007 and 2006, respectively.

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities and use of derivatives and (v) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements and derivative contracts and (v) underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

Other Guarantees

The Company has provided certain guarantees to subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed during third quarter 2006. These guarantees relate primarily to various real estate and product operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate and product operating leases is estimated to be approximately $367 million. At December 31, 2007, the liability recorded by the Company in connection with these guarantees was approximately $6 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport.

The Company has provided certain guarantees to subsidiaries of PHH, which, as previously discussed, was spun-off during first quarter 2005. These guarantees relate primarily to various real estate and product operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate and product operating leases is estimated to be approximately $19 million. At December 31, 2007, the liability recorded by the Company in connection with these guarantees was $1 million. To the extent that the Company would be required to perform under any of these guarantees, PHH has agreed to indemnify the Company.

In connection with the Company’s disposition of its Marketing Services division (“MSD”), the Company agreed to provide certain indemnifications related to, among other things, litigation matters related to various suits brought against MSD by individual consumers and state regulatory authorities seeking monetary and/or injunctive relief regarding the marketing of certain membership programs and inquiries from state regulatory authorities related to such programs. Such indemnification entitles the purchaser to reimbursement for a portion of the actual losses suffered by it in regards to such matters. In addition, pursuant to a number of post-closing commercial arrangements entered into between certain of the Company’s subsidiaries and MSD, the Company also agreed to provide a minimum number of call transfers to certain MSD subsidiaries, as well as retaining pre-existing guarantee obligations for certain real estate operating lease obligations on behalf of certain MSD subsidiaries. The Company established a liability for the estimated fair value of these guarantees in the amount of approximately $100 million on the sale date, which reduced the gain on the transaction recorded within discontinued operations. The residual liability of December 31, 2007 was $68 million. The maximum potential amount of future payments to be made under these guarantees is approximately $315 million excluding one litigation matter for which there is no limitation to the maximum potential amount of future payments.

Realogy and Wyndham have agreed to assume responsibility for the Company’s liabilities relating to PHH and the former Marketing Services division.

19.	Stockholders’ Equity

Cash Dividend Payments

During 2007, the Company did not pay cash dividends. During 2006 and 2005, the Company paid cash dividends of $113 million ($1.10 per share in first quarter) and $423 million ($0.90 per share in first and second quarters and $1.10 per share in third and fourth quarters), respectively. Such per share dividend amounts have been adjusted for the 1-for-10 reverse stock split of the Company’s common stock, which became effective September 5, 2006.

Share Repurchases

During 2007, the Company did not repurchase any shares of its common stock. In 2006, the Company used $221 million of available cash and $22 million of proceeds primarily received in connection with option exercises to repurchase $243 million of common stock. During 2005, the Company used approximately $1.1 billion of available cash and $289 million of proceeds primarily received in connection with option exercises to repurchase approximately $1.3 billion of common stock.

On January 23, 2008, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock (see Note 26—Subsequent Events). The Company may repurchase shares from time to time and the timing and amount of repurchase transactions, if any, will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors.

Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2005	$308	$20	$16	$(70)	$274
Effect of PHH spin-off	(12)	(5)	(1)	7	(11)
Current period change	(219)	28	(15)	(17)	(223)

Balance, December 31, 2005	77	43	-	(80)	40
Effect of dispositions	(223)	-	-	46	(177)
Current period change	213	(13)	-	5	205

Balance, December 31, 2006	67	30	-	(29)	68
Current period change	50	(93)	-	7	(36)

Balance, December 31, 2007	$117	$(63)	$-	$(22)	$32

During 2007, the Company recorded unrealized losses on cash flow hedges of $152 million ($93 million, net of tax), in accumulated other comprehensive income which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt (see Note 22—Financial Instruments for more information). Such amount in 2007 includes $131 million of unrealized losses ($80 million, net of tax) on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding decrease in the Company’s Investment in AESOP on the Consolidated Balance Sheet.

All components of accumulated other comprehensive income are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

20.	Stock-Based Compensation

The Company may grant stock options, stock appreciation rights (“SARs”), restricted shares and restricted stock units (“RSUs”) to its employees, including directors and officers of the Company and its affiliates. Beginning in 2003, the Company changed the method by which it provides stock-based compensation to its employees by significantly reducing the number of stock options granted and instead, issuing RSUs as a form of compensation. Additionally, in 2006, the Company issued stock-settled stock appreciation rights to certain executives. As of December 31, 2007 the Company’s active stock plan consists of the 2007 Equity and Incentive Plan, under which the Company is authorized to grant up to 8 million shares of its common stock and approximately 8 million shares were available for future grants. The Company may settle employee stock option exercises with treasury shares. The Company issues shares related to vested RSUs from treasury shares. The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for 2007 exercises of stock-based awards did not generate a cash benefit. Approximately $31 million of tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

Stock Options

Following the spin-offs of Realogy and Wyndham, all previously outstanding and unvested stock options vested and converted into stock options of Avis Budget, Realogy and Wyndham. Although no stock options were granted during 2007 and 2006, the Company may grant stock options that vest based on performance and/or time vesting criteria.

The annual activity of the Company’s common stock option plans consisted of (in thousands of shares):

	2007		2006		2005
	Number of Options	Weighted Average Exercise Price (e)	Number of Options	Weighted Average Exercise Price (e)	Number of Options	Weighted Average Exercise Price (e)
Balance at beginning of year	11,037	$27.22	12,890	$27.12	15,071	$26.73
Granted at fair market value (a)	-	-	-	-	100	30.55
Granted in connection with PHH spin-off (b)	-	-	-	-	627	(*	)
Exercised (c)	(2,495)	19.92	(576)	15.69	(2,380)	17.01
Forfeited	(2,579)	36.74	(1,277)	31.36	(528)	30.32

Balance at end of year (d)	5,963	26.16	11,037	27.22	12,890	27.12

(*)	Not meaningful.
(a)	Reflects the maximum number of options assuming achievement of all performance and time vesting criteria.
(b)	As a result of the spin-off of PHH, the Company granted incremental options and reduced the exercise price of each stock option.
(c)	Stock options exercised during 2007, 2006 and 2005 had intrinsic value of $20 million, $23 million and $223 million, respectively.
(d)

As of December 31, 2007, the Company’s outstanding “in-the-money” stock options had aggregate intrinsic value of less than $0.1 million. Aggregate unrecognized compensation expense related to outstanding stock options was zero as of December 31, 2007.

(e)

As a result of the spin-offs of Realogy and Wyndham on July 31, 2006, the exercise price of each option was adjusted downward by a proportionate value. Such amounts were then revised to reflect the 1-for-10 reverse stock split, which became effective on September 5, 2006.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2007 (in thousands of shares):

	Outstanding and Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Less than $20.00	1,438	2.5	$15.15
$20.01 to $25.00	232	2.3	22.18
$25.01 to $30.00	2,733	2.3	26.73
$30.01 to $35.00	1,190	1.9	31.77
$35.01 and above	370	0.1	49.31

	5,963	2.2	26.16

The weighted-average grant-date fair value of common stock options granted during 2005 was $5.89. The fair values of these stock options estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield—1.7%; expected volatility—30.0%; risk-free interest rate—3.8%; and expected holding period—5.5 years.

Restricted Stock Units

RSUs currently granted by the Company entitle the employee to receive one share of Avis Budget common stock upon vesting, which occurs ratably over a four-year period for the majority of currently outstanding RSUs. The Company also employs performance and time vesting criteria for RSU grants made to certain of the Company’s executives. The predetermined performance criteria determine the number of RSUs that will ultimately vest and are based on growth in earnings before taxes and certain other metrics over varying periods of three to four years. The number of performance-based RSUs that will ultimately vest may range from 0% to 100% of the target award. The annual activity related to the Company’s RSU plan consisted of (in thousands of shares):

	2007		2006			2005
	Number of RSUs	Weighted Average Exercise Price	Number of RSUs	Weighted Average Exercise Price		Number of RSUs	Weighted Average Exercise Price
Balance at beginning of year	1,774	$24.33	2,299	$	(*)	1,618	$	(*)
Granted at fair market value (a)	1,143	25.83	1,799		(*)	1,402		(*)
Granted in connection with PHH spin-off (b)	-	-	-		(*)	77		(*)
Vested (c)	(382)	24.31	(1,129)		(*)	(341)		(*)
Canceled (c)	(205)	24.79	(1,195)		(*)	(457)		(*)

Balance at end of year (d)	2,330	25.03	1,774		24.33	2,299		(*)

(*)

Weighted average grant date prices for 2005 and for RSU activity prior to the Cendant Separation are not meaningful due to the impact of the Cendant Separation on the weighted average grant price of RSUs.

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

(c)

As a result of the Cendant Separation, approximately 1.2 million RSUs were canceled during third quarter 2006. Also, as a result of the Cendant Separation, approximately 1.1 million RSUs vested and converted into shares of Avis Budget common stock, Realogy common stock and Wyndham common stock.

(d)

As of December 31, 2007, the Company’s outstanding RSUs had aggregate intrinsic value of $30 million and unrecognized compensation expense of $49 million, which will be recognized over the remaining vesting period of the respective award.

Stock Appreciation Rights

SARs are settled in Company stock, have a seven-year term, and vest ratably over a four-year period or after three years with no graded vesting prior thereto. The Company’s policy is to grant SARs with exercise prices at then-current fair market value. At December 31, 2007, the Company had approximately 0.5 million SARs outstanding with a weighted average exercise price of $24.40, a weighted average contractual life of six years and unrecognized compensation expense of $3 million.

The weighted average grant-date fair value of SARs granted during 2006 was $9.05. The fair value of these SARs is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield—0%; expected volatility—32.9%; risk-free interest rate—4.9%; and expected holding period—4.9 years.

Employee Stock Purchase Plan

The Company is authorized to sell shares of its Avis Budget common stock to eligible employees under its non-compensatory employee stock purchase plan (“ESPP”). Under the terms of the ESPP, employees may authorize the company to withhold up to 10% of their compensation from each paycheck for the purchase of Avis Budget common stock. For amounts withheld in 2007, the purchase price of the stock was calculated as 95% of the fair market value of Avis Budget common stock as of last business day each month. During 2007, the Company sold approximately 19,000 shares under the ESPP. As of December 31, 2007, approximately 358,000 shares were available for issuance under the ESPP.

Compensation Expense

The Company records compensation expense for all outstanding employee stock awards (see Note 2—Summary of Significant Accounting Policies). The Company’s policy is to record compensation expense related to the issuance of stock options and SARs to its employees on a straight-line basis over the vesting period of the award and based on the estimated number of stock options or SARs the Company believes it will ultimately provide. The Company records amortization expense of the deferred compensation related to RSUs on a straight-line basis over the remaining vesting periods of the respective RSUs and based on the estimated performance goals the Company believes it will ultimately achieve. Currently, all stock-based compensation expense associated with time and performance based awards is predicated on achievement of established performance targets.

The Company recorded pretax stock-based compensation expense of $17 million, $93 million and $25 million ($10 million, $57 million and $15 million, after tax) during 2007, 2006 and 2005, respectively, related to employee stock awards that were granted or modified by the Company. The expense recorded in 2006 includes a pretax charge of $79 million primarily related to the accelerated vesting of previously outstanding RSUs and equitable adjustments related to previously outstanding stock options, as a result of the Cendant Separation. The expense recorded in 2005 includes $5 million related to the accelerated vesting of RSUs of individuals terminated in connection with the Company’s 2005 restructuring initiatives (see Note 5—Restructuring Charges). Such pretax stock-based compensation expense is recorded within selling, general and administrative expenses on the accompanying Consolidated Statements of Operations except amounts incurred in connection with the 2006 accelerated vesting of RSUs and stock options related to the Cendant Separation (which are recorded within the separation costs line item) and the 2005 restructuring-related charge (which is recorded in the restructuring charges line item).

The Company also recorded pretax stock-based compensation expense of $134 million and $54 million ($83 million and $33 million, after tax) during 2006 and 2005, respectively, within discontinued operations. The expense recorded in 2006 includes a pretax charge of $104 million, primarily related to the accelerated vesting of previously outstanding RSUs and equitable adjustments related to previously outstanding stock options as a result of the Cendant Separation.

21.	Employee Benefit Plans

Defined Contribution Savings Plans

The Company sponsors several defined contribution savings plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans was $14 million, $23 million and $20 million during 2007, 2006 and 2005, respectively.

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

The Company adopted SFAS No. 158 as of December 31, 2006. SFAS 158 requires the recognition of the funded status of our defined benefit pension plan on the Consolidated Balance Sheets and the recognition as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits and that arise during the period but are not recognized as components of net periodic benefit cost. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard. As a result of the adoption of the provisions of SFAS No. 158, the Company recorded a pretax charge in 2006 of $6 million ($4 million, after tax) within stockholders’ equity and a $6 million reduction in pension assets.

The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars:

	For the Year Ended December 31,
	2007	2006	2005
Service cost	$2	$2	$2
Interest cost	11	13	9
Expected return on plan assets	(12)	(14)	(11)
Amortization of unrecognized amounts	3	5	4

Net periodic benefit cost	$4	$6	$4

The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans as of December 31, 2007 and 2006 was as follows:

Change in Benefit Obligation	2007	2006
Benefit obligation at end of prior year	$193	$176
Service cost	2	2
Interest cost	11	11
Plan amendments	1	1
Actuarial (gain)/loss	(10)	10
Net benefits paid	(8)	(7)

Benefit obligation at end of current year	$189	$193

Change in Plan Assets
Fair value of assets at end of prior year	$156	$144
Actual return on plan assets	12	13
Employer contributions	7	6
Net benefits paid	(8)	(7)

Fair value of assets at end of current year	$167	$156

Funded status:
Funded status at end of year	$(22)	$(37)

Net amounts recognized in the consolidated balance sheets:
Other non-current liabilities	$(22)	$(37)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2008 is as follows:

2008
Net actuarial loss	$2
Prior service cost	1
Transition (asset) obligation	-

$3

The following assumptions, calculated on a weighted-average basis, were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
	2007	2006	2005
Discount rate:
Net periodic benefit cost	5.75%	5.50%	5.75%
Benefit obligation	6.25%	5.75%	5.50%
Long-term rate of return on plan assets	8.25%	8.25%	8.25%

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

As of December 31, 2007, substantially all of the Company’s defined benefit pension plans had a projected benefit obligation in excess of the fair value of plan assets. The Company expects to contribute approximately $6 million to these plans in 2008.

The Company’s pension plan assets were $167 million and $156 million as of December 31, 2007 and 2006, respectively. Plan assets are managed by independent investment advisors with the objective of maximizing returns with a prudent level of risk. Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers and our weighted average asset allocation for the Company’s pension plan as of December 31, 2007 was as follows:

Asset Category	2007
Equity	61%
Debt	37%
Real estate	2%

The Company estimates that future benefit payments from plan assets will be $9 million, $10 million, $9 million, $10 million, $10 million and $62 million for 2008, 2009, 2010, 2011, 2012 and 2013 to 2017, respectively.

22.	Financial Instruments

Risk Management

Following is a description of the Company’s risk management policies.

Foreign Currency Risk.  The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar, Australian dollar and New Zealand dollar. The majority of forward contracts do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2007, 2006 and 2005 was not material, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.

Interest Rate Risk.  The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. In 2007, the Company recorded a net unrealized loss on all cash flow hedges of $93 million, net of tax, to other comprehensive income. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness for 2007, 2006 and 2005 was not material to the Company’s results of operations. The Company estimates that approximately $24 million of losses deferred in accumulated other comprehensive income will be recognized in earnings in 2008, which is expected to be offset in earnings by the impact of the underlying hedged items.

During 2007, the Company used interest rate swaps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company recorded net unrealized losses of $13 million, net of tax, to other comprehensive income. During 2006 and 2005, the Company’s hedging strategies related to its corporate debt included swaps and financial instruments with purchased option features designated as either fair value hedges or freestanding derivatives. The fair value hedges were perfectly effective resulting in no impact on the Company’s consolidated results of operations during 2006 and 2005, except to create the accrual of interest expense at variable rates. The freestanding derivatives resulted in a nominal impact in 2006 and $12 million of expenses in 2005. During 2006, the Company repaid all outstanding debt associated with terminated hedges and recognized the unamortized gains as a component of the early extinguishment of debt line item on the accompanying Consolidated Statements of Operations. During 2005, the Company recorded $32 million of such previously unamortized gains.

The Company uses derivatives to manage the risk associated with its floating rate vehicle-backed debt. These derivatives include freestanding derivatives and derivatives designated as cash flow hedges, which have maturities ranging from January 2008 to August 2012. In connection with such cash flow hedges, the Company recorded net unrealized gains (losses) of $(80) million, $(5) million and $39 million, net of tax, during 2007, 2006 and 2005, respectively, to other comprehensive income. The Company recorded a gain (loss) of $(8) million, $5 million and $1 million, respectively, related to freestanding derivatives during 2007, 2006 and 2005, respectively.

Commodity Risk.  The Company is also exposed to changes in commodity prices, which consist primarily of unleaded gasoline. In the first quarter of 2007 and fourth quarter 2006, the Company purchased derivative commodity instruments to manage the risk of changes in unleaded gasoline prices. These instruments were designated as freestanding derivatives. These derivatives resulted in a $10 million gain on the Company’s consolidated results of operations in 2007 and had a nominal impact on the Company’s consolidated results of operations in 2006.

Credit Risk and Exposure.  The Company is exposed to counterparty credit risks in the event of nonperformance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and by requiring collateral in certain instances in which financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amount for which it is at risk with each counterparty, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties.

There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2007 or 2006 other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with General Motors Corporation and Ford Motor Company with respect to program cars that were sold and returned to the car manufacturers but for which the Company has not yet received payment (see Note 2—Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Cendant Separation and (iii) risks related to leases which have been assumed by Realogy, Wyndham or Travelport but of which the Company is a guarantor.

Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. Bad debts have been minimal historically. The Company does not normally require collateral or other security to support credit sales.

Fair Value

The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts receivable, program cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments in Affinion (a)	$-	$-	$98	$139
Corporate debt
Current portion of long-term debt	10	10	29	29
Long-term debt	1,787	1,680	1,813	1,775
Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	4,646	4,274	4,511	4,505
Vehicle-backed debt	936	931	744	739
Interest rate swaps and other derivatives (*)	(14)	(14)	(15)	(15)
Derivatives (*)	(28)	(28)	(7)	(7)

(a)	The Company’s investment in Affinion was sold in 2007.
(*)	Derivative instruments in gain (loss) positions.

23.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-vehicle related depreciation and amortization, any goodwill impairment charge, non-vehicle interest and income taxes. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2007

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (c)	Total
Net revenues (a)	$4,679	$873	$416	$18	$5,986
Vehicle depreciation and lease charges, net	1,270	205	96	-	1,571
Vehicle interest, net	259	28	28	-	315
EBITDA	265	131	17	1	414
Non-vehicle depreciation and amortization	74	7	2	1	84
Segment assets exclusive of assets under vehicle programs	2,528	717	192	1,056	4,493
Assets under vehicle programs	6,421	1,043	517	-	7,981
Capital expenditures (excluding vehicles)	79	12	3	-	94

During 2007 a $1,195 million charge was recorded for the impairment of goodwill (see Note 2—Summary of Significant Accounting Policies).

Year Ended December 31, 2006

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (c)	Total
Net revenues (a)	$4,395	$761	$472	$61	$5,689
Vehicle depreciation and lease charges, net	1,145	178	93	-	1,416
Vehicle interest, net	272	22	26	-	320
EBITDA	214	111	45	(393)	(23)
Non-vehicle depreciation and amortization	78	6	2	19	105
Segment assets exclusive of assets under vehicle programs	3,096	919	314	1,242	5,571
Assets under vehicle programs	6,400	798	502	-	7,700
Capital expenditures (excluding vehicles)	63	18	2	12	95

Year Ended December 31, 2005

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (c)	Total
Net revenues (a)	$4,109	$661	$546	$84	$5,400
Vehicle depreciation and lease charges, net	1,022	144	72	-	1,238
Vehicle interest, net	271	13	25	-	309
EBITDA	225	111	103	(213)	226
Non-vehicle depreciation and amortization	73	5	2	36	116
Segment assets exclusive of assets under vehicle programs (b)	2,993	876	318	1,294	5,481
Assets under vehicle programs	7,217	771	512	-	8,500
Capital expenditures (excluding vehicles)	75	11	2	58	146

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.
(b)	Excludes assets of discontinued operations.
(c)	Includes the results of operations of the Company’s non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to loss before income taxes.

	Year Ended December 31,
	2007	2006	2005
EBITDA	$414	$(23)	$226
Less: Non-vehicle related depreciation and amortization	84	105	116
Interest expense related to corporate debt, net	127	236	172
Goodwill impairment	1,195	-	-
Early extinguishment of debt	-	313	-

Loss before income taxes	$(992)	$(677)	$(62)

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2007
Net revenues	$5,113	$873	$5,986
Segment assets exclusive of assets under vehicle programs	3,776	717	4,493
Assets under vehicle programs	6,938	1,043	7,981
Net property and equipment	450	50	500

2006
Net revenues	$4,928	$761	$5,689
Segment assets exclusive of assets under vehicle programs	4,652	919	5,571
Assets under vehicle programs	6,902	798	7,700
Net property and equipment	442	44	486

2005
Net revenues	$4,739	$661	$5,400
Segment assets exclusive of assets under vehicle programs*	4,605	876	5,481
Assets under vehicle programs	7,729	771	8,500
Net property and equipment	483	33	516

(*)	Excludes assets of discontinued operations.

24.	Guarantor and Non-Guarantor Consolidating Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2007, 2006 and 2005, Consolidating Condensed Balance Sheets as of December 31, 2007 and December 31, 2006 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s Guarantee of the Notes issued by Avis Budget Car Rental. See Note 16—Long-term Debt and Borrowing Arrangements for additional description of these Notes. The Notes have separate investors than the equity investors of the Company and the Notes are guaranteed by certain subsidiaries.

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

Consolidating Condensed Statements of Operations

For the Year Ended December 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$4,047	$620	$-	$4,667
Other	7	-	967	2,178	(1,833)	1,319

Net revenues	7	-	5,014	2,798	(1,833)	5,986

Expenses
Operating	1	-	2,555	477	-	3,033
Vehicle depreciation and lease charges, net	-	-	1,353	1,535	(1,317)	1,571
Selling, general and administrative	14	-	560	84	-	658
Vehicle interest, net	-	-	293	322	(300)	315
Non-vehicle related depreciation and amortization	1	-	76	7	-	84
Interest expense related to corporate debt, net:
Interest expense	(3)	132	-	(2)	-	127
Intercompany interest expense (income)	-	(132)	132	-	-	-
Separation costs, net	(10)	5	-	-	-	(5)
Goodwill impairment	-	4	1,180	11	-	1,195

Total expenses	3	9	6,149	2,434	(1,617)	6,978

Income (loss) before income taxes and equity in earnings of subsidiaries	4	(9)	(1,135)	364	(216)	(992)
Provision (benefit) for income taxes	(3)	(91)	(6)	55	-	(45)
Equity in earnings (loss) of subsidiaries	(954)	(1,035)	94	-	1,895	-

Income (loss) from continuing operations	(947)	(953)	(1,035)	309	1,679	(947)
Income from discontinued operations, net of tax	31	-	-	-	-	31

Net income (loss)	$(916)	$(953)	$(1,035)	$309	$1,679	$(916)

For the Year Ended December 31, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$3,972	$547	$-	$4,519
Other Other	39	-	805	2,057	(1,731)	1,170

Net revenues	39	-	4,777	2,604	(1,731)	5,689

Expenses
Operating	2	-	2,469	416	-	2,887
Vehicle depreciation and lease charges, net	-	-	1,248	1,519	(1,351)	1,416
Selling, general and administrative	191	-	554	88	(15)	818
Vehicle interest, net	-	-	305	311	(296)	320
Non-vehicle related depreciation and amortization	9	-	81	15	-	105
Interest expense related to corporate debt, net:
Interest expense	176	101	(27)	(1)	(13)	236
Intercompany interest expense (income)	-	(101)	101	-	-	-
Early extinguishment of debt	313	-	-	-	-	313
Separation costs, net	238	19	4	-	-	261
Restructuring charges	-	-	10	-	-	10

Total expenses	929	19	4,745	2,348	(1,675)	6,366

Income (loss) before income taxes and equity in earnings of subsidiaries	(890)	(19)	32	256	(56)	(677)
Provision (benefit) for income taxes	(338)	(7)	48	61	10	(226)
Equity in earnings of subsidiaries	101	182	198	-	(481)	-

Income (loss) from continuing operations	(451)	170	182	195	(547)	(451)
Income (loss) from discontinued operations, net of tax	(1,479)	-	-	478	(478)	(1,479)

Income (loss) before cumulative effect of accounting changes	(1,930)	170	182	673	(1,025)	(1,930)
Cumulative effect of accounting changes, net of tax	(64)	-	-	(65)	65	(64)

Net income (loss)	$(1,994)	$170	$182	$608	$(960)	$(1,994)

For the Year Ended December 31, 2005

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$3,824	$478	$-	$4,302
Other	63	-	746	1,925	(1,636)	1,098

Net revenues	63	-	4,570	2,403	(1,636)	5,400

Expenses
Operating	7	-	2,340	383	(1)	2,729
Vehicle depreciation and lease charges, net	-	-	1,096	1,498	(1,356)	1,238
Selling, general and administrative	182	-	547	93	35	857
Vehicle interest, net	-	-	300	255	(246)	309
Non-vehicle related depreciation and amortization	17	-	75	24	-	116
Interest expense related to corporate debt, net:
Interest expense	197	-	(17)	1	(9)	172
Separation costs, net	15	-		-	-	15
Restructuring charges	19	-	7	-	-	26

Total expenses	437	-	4,348	2,254	(1,577)	5,462

Income (loss) before income taxes and equity in earnings of subsidiaries	(374)	-	222	149	(59)	(62)
Provision (benefit) for income taxes	(188)	-	80	42	15	(51)
Equity in earnings of subsidiaries	175	261	119	-	(555)	-

Income (loss) from continuing operations	(11)	261	261	107	(629)	(11)
Income (loss) from discontinued operations, net of tax	1,637	-	-	1,088	(1,088)	1,637

Income (loss) before cumulative effect of accounting changes	1,626	261	261	1,195	(1,717)	1,626
Cumulative effect of accounting changes, net of tax	(8)	(8)	(8)	-	16	(8)

Net income (loss)	$1,618	$253	$253	$1,195	$(1,701)	$1,618

Consolidating Condensed Balance Sheets

As of December 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$37	$99	$12	$66	$-	$214
Receivables, net	2	67	220	103	-	392
Deferred income taxes	-	-	73	2	(33)	42
Other current assets	329	104	82	55	-	570

Total current assets	368	270	387	226	(33)	1,218

Property and equipment, net	-	175	275	50	-	500
Deferred income taxes	4	223	-	49	(42)	234
Goodwill	-	3	985	12	-	1,000
Other intangibles, net	-	17	648	95	-	760
Other non-current assets	681	72	22	5	-	781
Intercompany receivables (payables)	460	672	(1,007)	(125)	-	-
Investment in subsidiaries	841	2,063	2,496	-	(5,400)	-

Total assets exclusive of assets under vehicle programs	2,354	3,495	3,806	313	(5,475)	4,493

Assets under vehicle programs:
Program cash	-	-	-	1	-	1
Vehicles, net	-	-	207	7,267		7,474
Receivables from vehicle manufacturers and others	-	-	-	276	-	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	230	-	230

	-	-	207	7,774	-	7,981

Total assets	$2,354	$3,495	$4,013	$8,087	$(5,475)	$12,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$356	$233	$433	$105	$(33)	$1,094
Current portion of long-term debt	1	9	-	-	-	10

Total current liabilities	357	242	433	105	(33)	1,104

Long-term debt	-	1,787	-	-	-	1,787
Other non-current liabilities	532	110	218	180	(42)	998

Total liabilities exclusive of liabilities under vehicle programs	889	2,139	651	285	(75)	3,889

Liabilities under vehicle programs:
Debt	-	58	204	688	-	950
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	4,646	-	4,646
Deferred income taxes	-	-	1,088	158	-	1,246
Other	-	2	7	269	-	278

	-	60	1,299	5,761	-	7,120

Total stockholders’ equity	1,465	1,296	2,063	2,041	(5,400)	1,465

Total liabilities and stockholders’ equity	$2,354	$3,495	$4,013	$8,087	$(5,475)	$12,474

As of December 31, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$35	$75	$29	$33	$-	$172
Receivables, net	2	54	217	90	-	363
Deferred income taxes	5	-	10	7	(15)	7
Other current assets	1,070	49	84	62	(1)	1,264

Total current assets	1,112	178	340	192	(16)	1,806

Property and equipment, net	-	115	326	45	-	486
Deferred income taxes	41	153	-	68	(36)	226
Goodwill	-	7	2,165	21	-	2,193
Other intangibles, net	1	17	639	82	-	739
Other non-current assets	59	48	10	4	-	121
Intercompany receivables (payables)	627	627	(1,209)	(45)	-	-
Investment in subsidiaries	1,854	3,109	2,603	-	(7,566)	-

Total assets exclusive of assets under vehicle programs	3,694	4,254	4,874	367	(7,618)	5,571

Assets under vehicle programs:
Program cash	-	-	-	14	-	14
Vehicles, net	-	-	299	6,750	-	7,049
Receivables from vehicle manufacturersand others	-	-	13	263	-	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	361	-	361

	-	-	312	7,388	-	7,700

Total assets	$3,694	$4,254	$5,186	$7,755	$(7,618)	$13,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,185	$81	$490	$115	$(16)	$1,855
Current portion of long-term debt	4	25	-	-	-	29

Total current liabilities	1,189	106	490	115	(16)	1,884

Long-term debt	-	1,813	-	-	-	1,813
Other non-current liabilities	62	24	226	176	(36)	452

Total liabilities exclusive of liabilities under vehicle programs	1,251	1,943	716	291	(52)	4,149

Liabilities under vehicle programs:
Debt	-	-	271	488	-	759
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	4,511	-	4,511
Deferred income taxes	-	-	1,077	129	-	1,206
Other	-	-	13	190	-	203

	-	-	1,361	5,318	-	6,679

Total stockholders’ equity	2,443	2,311	3,109	2,146	(7,566)	2,443

Total liabilities and stockholders’ equity	$3,694	$4,254	$5,186	$7,755	$(7,618)	$13,271

Consolidating Condensed Statements of Cash Flows

For the Year Ended December 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$18	$(13)	$(48)	$1,973	$(216)	$1,714

Investing activities
Property and equipment additions	-	(47)	(36)	(11)	-	(94)
Net assets acquired, net of cash acquired, and acquisition-related payments	-	-	(11)	-	-	(11)
Proceeds received on asset sales	-	13	3	3	-	19
Proceeds received from sale of investment	106	-	-	-	-	106
Proceeds from (paid to) Realogy and Wyndham, net	(108)	-	-	-	-	(108)
Proceeds from dispositions of businesses, net of transaction-related payments	-	-	-	-	-	-
Purchase of equity investment	(60)	-	-	-	-	(60)
Other, net	-	(6)	(7)	-	-	(13)

Net cash used in investing activities exclusive of vehicle programs	(62)	(40)	(51)	(8)	-	(161)

Vehicle programs:
Decrease (increase) in program cash	-	-	-	13	-	13
Investment in vehicles	-	(45)	(87)	(10,501)	-	(10,633)
Proceeds received on disposition of vehicles	-	228	50	8,586	-	8,864
Other, net	-	-	-	-	-	-

	-	183	(37)	(1,902)	-	(1,756)

Net cash provided by (used in) investing activities	(62)	143	(88)	(1,910)	-	(1,917)

Financing activities
Principal payments on borrowings	(3)	(42)	-	-	-	(45)
Issuances of common stock	50	-	-	-	-	50
Net intercompany transactions	2	(106)	172	(284)	216	-
Other, net	(3)	2	-	-	-	(1)

Net cash provided by (used in) financing activities exclusive of vehicle programs	46	(146)	172	(284)	216	4

Vehicle programs:
Proceeds from borrowings	-	48	-	10,517	-	10,565
Principal payments on borrowings	-	(2)	(52)	(10,182)	-	(10,236)
Net change in short-term borrowings	-	-	-	(86)	-	(86)
Other, net	-	(6)	(1)	(1)	-	(8)

	-	40	(53)	248	-	235

Net cash provided by (used in) financing activities	46	(106)	119	(36)	216	239

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	6	-	6

Net increase (decrease) in cash and cash equivalents	2	24	(17)	33	-	42
Cash and cash equivalents, beginning of period	35	75	29	33	-	172

Cash and cash equivalents, end of period	$37	$99	$12	$66	$-	$214

For the Year Ended December 31, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating Activities	$(1,383)	$86	$(82)	$1,535	$96	$252

Investing activities
Property and equipment additions	(8)	(25)	(40)	(22)	-	(95)
Net assets acquired (net of cash acquired) and acquisition-related payments	-	(95)	(14)	(9)	-	(118)
Proceeds received on asset sales	-	15	7	3	-	25
Proceeds from sale of available-for-sale securities	-	-	-	-	-	-
Other, net	6	-	(3)	1	-	4

Net cash provided by (used in) investing activities exclusive of vehicle programs	(2)	(105)	(50)	(27)	-	(184)

Vehicle programs:
Decrease (increase) in program cash	-	15	-	(14)	-	1
Investment in vehicles	-	(108)	(166)	(11,074)	-	(11,348)
Payments received on investment in vehicles	-	338	(4)	10,456	-	10,790
Other, net	-	-	-	(12)	-	(12)

	-	245	(170)	(644)	-	(569)

Net cash provided by (used in) investing activities	(2)	140	(220)	(671)	-	(753)

Financing activities
Proceeds from borrowings	-	1,875	-	-	-	1,875
Principal payments on borrowings	(3,564)	(38)	(1)	-	-	(3,603)
Issuances of common stock	46	-	-	-	-	46
Repurchase of common stock	(243)	-	-	-	-	(243)
Payment of dividends	(113)	-	3	(3)	-	(113)
Net intercompany transactions	613	(1,945)	434	842	56	-
Other, net	(3)	(35)	-	-	-	(38)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(3,264)	(143)	436	839	56	(2,076)

Vehicle programs:
Proceeds from borrowings	-	-	-	10,979	-	10,979
Principal payments on borrowings	-	-	(113)	(13,197)	-	(13,310)
Net change in short-term borrowings	-	-	-	(282)	-	(282)
Other, net	-	(9)	(5)	(1)	-	(15)

	-	(9)	(118)	(2,501)	-	(2,628)

Net cash provided by (used in) financing activities	(3,264)	(152)	318	(1,662)	56	(4,704)

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	2	-	2
Cash provided by (used in) discontinued operations	4,046	-	-	783	-	4,829

Net increase (decrease) in cash and cash equivalents	(603)	74	16	(13)	152	(374)
Cash and cash equivalents, beginning of period	638	1	13	46	(152)	546

Cash and cash equivalents, end of period	$35	$75	$29	$33	$-	$172

For the Year Ended December 31, 2005

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$(278)	$8	$250	$1,231	$(211)	$1,000

Investing activities
Property and equipment additions	(35)	(21)	(56)	(34)	-	(146)
Net assets acquired (net of cash acquired) and acquisition-related payments	-	(12)	(6)	(193)	-	(211)
Proceeds received on asset sales	22	18	1	5	-	46
Proceeds from sales of available-for-sale securities	18	-	-	-	-	18
Other, net	6	-	-	60	-	66

Net cash provided by (used in) investing activities exclusive of vehicle programs	11	(15)	(61)	(162)	-	(227)

Vehicle programs:
Decrease (increase) in program cash	-	(15)	-	-	-	(15)
Investment in vehicles	-	(62)	(195)	(10,957)	-	(11,214)
Payments received on investment in vehicles	-	442	5	8,422	-	8,869
Other, net	-	-	-	(22)	-	(22)

	-	365	(190)	(2,557)	-	(2,382)

Net cash provided by (used in) investing activities	11	350	(251)	(2,719)	-	(2,609)

Financing activities
Principal payments on borrowings	(34)	-	(4)	-	-	(38)
Net short term borrowing (repayments) under revolving credit agreement	(650)	-	-	-	-	(650)
Issuances of common stock	289	-	-	-	-	289
Repurchase of common stock	(1,349)	-	-	-	-	(1,349)
Payment of dividends	(423)	-	-	-	-	(423)
Net intercompany transactions	394	(322)	(132)	(29)	89	-
Other, net	7	-	-	-	-	7

Net cash provided by (used in) financing activities exclusive of vehicle programs	(1,766)	(322)	(136)	(29)	89	(2,164)

Vehicle programs:
Proceeds from borrowings	-	-	192	10,054	-	10,246
Principal payments on borrowings	-	(22)	(48)	(9,079)	-	(9,149)
Net change in short-term borrowings	-	-	-	81	-	81
Other, net	-	(13)	(2)	-	-	(15)

	-	(35)	142	1,056	-	1,163

Net cash provided by (used in) financing activities	(1,766)	(357)	6	1,027	89	(1,001)

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	-	-	-
Cash provided by (used in) discontinued operations	2,636	-	-	357	-	2,993

Net increase (decrease) in cash and cash equivalents	603	1	5	(104)	(122)	383
Cash and cash equivalents, beginning of period	35	-	8	150	(30)	163

Cash and cash equivalents, end of period	$638	$1	$13	$46	$(152)	$546

25.	Selected Quarterly Financial Data—(unaudited)

Provided below are selected unaudited quarterly financial data for 2007 and 2006.

The underlying diluted per share information is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate, based on quarterly income levels, market prices and share repurchases. Therefore, the sum of the quarters’ per share information may not equal the total year amounts presented on the Consolidated Statements of Operations.

	2007
	First	Second	Third	Fourth
Net revenues	$1,365	$1,516	$1,719	$1,386

Income (loss) from continuing operations	12	23	63	(1,045)
Income (loss) from discontinued operations, net of tax	-	-	(3)	1
Gain (loss) on disposal of discontinued operations, net of tax	1	1	43	(12)

Net income (loss)	$13	$24	$103	$(1,056)

Per share information:
Basic
Income (loss) from continuing operations	$0.12	$0.22	$0.60	$(10.05)
Income (loss) from discontinued operations	-	-	(0.02)	0.01
Gain (loss) on disposal of discontinued operations	0.01	0.01	0.42	(0.12)

Net income (loss)	$0.13	$0.23	$1.00	$(10.16)

Weighted average shares	101.6	103.4	103.9	104.0
Diluted
Income (loss) from continuing operations	$0.12	$0.22	$0.60	$(10.05)
Income (loss) from discontinued operations	-	-	(0.02)	0.01
Gain (loss) on disposal of discontinued operations	-	0.01	0.41	(0.12)

Net income (loss)	$0.12	$0.23	$0.99	$(10.16)

Weighted average shares	103.0	104.8	105.0	104.0

	2006
	First	Second	Third	Fourth
Net revenues	$1,337	$1,454	$1,566	$1,332

Income (loss) from continuing operations	(66)	(64)	(325)	4
Income (loss) from discontinued operations, net of tax	215	317	(54)	-
Loss on disposal of discontinued operations, net of tax	(15)	(1,307)	(634)	(1)
Cumulative effect of accounting change, net of tax	(64)	-	-	-

Net income (loss)	$70	$(1,054)	$(1,013)	$3

Per share information:
Basic
Income (loss) from continuing operations	$(0.66)	$(0.64)	$(3.23)	$0.04
Income (loss) from discontinued operations	2.14	3.17	(0.54)	-
Loss on disposal of discontinued operations	(0.15)	(13.05)	(6.30)	(0.02)
Cumulative effect of accounting change	(0.63)	-	-	-

Net income (loss)	$0.70	$(10.52)	$(10.07)	$0.02

Weighted average shares	100.6	100.1	100.6	101.1
Diluted
Income (loss) from continuing operations	$(0.66)	$(0.64)	$(3.23)	$0.04
Income (loss) from discontinued operations	2.14	3.17	(0.54)	-
Loss on disposal of discontinued operations	(0.15)	(13.05)	(6.30)	(0.02)
Cumulative effect of accounting change	(0.63)	-	-	-

Net income (loss)	$0.70	$(10.52)	$(10.07)	$0.02

Weighted average shares	100.6	100.1	100.6	101.6

26.	Subsequent Events

On January 23, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $50 million of its common shares. Under the repurchase authorization, the Company may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions, if any, will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors.

On February 21, 2007, the Company completed a new asset-backed conduit facility of $800 million. The facility, which issues variable funding notes by the Company’s Avis Budget Rental Car Funding (AESOP), LLC subsidiary and provides funds for the acquisition for rental cars in the United States, has a maturity date of February 13, 2009.

Schedule II – Valuation and Qualifying Accounts

(in millions)

Description	Balance at Beginning of Period	Expensed	Other – Translation Adjustment	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:

Year Ended December 31,
2007	$20	7	1	(9)	$19
2006	$20	16	1	(17)	$20
2005	$19	17	-	(16)	$20

G-1

EXHIBIT INDEX

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006.)

2.2	Letter Agreement dated August 23, 2006 related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2006).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A dated September 5, 2006.)

4.1	Amended and Restated Rights Agreement, dated as of September 1, 2006, by and between Avis Budget Group, Inc. and Mellon Investor Services LLC as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A thereto, the form of Rights Certificates as Exhibit B thereto, and the Summary of Rights as Exhibit C thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated September 5, 2006.)

4.2	Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee, relating to $1,000 million aggregate principal amount of senior notes, consisting of $250 million aggregate principal amount of Floating Rate Senior Notes due 2014, $375 million aggregate principal amount of 7.625% Senior Notes due 2014 and $375 million aggregate principal amount of 7.750% Senior Notes due 2016 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.3	Form of Exchange Floating Rate Note (included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.4	Form of Exchange 7.625% Note (included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.5	Form of Exchange 7.75% Note (included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.6	Supplemental Indenture, dated as of February 9, 2007, to the Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2007).

10.1	Employment Agreement between Cendant Corporation* and Ronald L. Nelson (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 30, 2006).†

10.2	Employment Agreement between Cendant Corporation* and F. Robert Salerno (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2006).†

Exhibit No.	Description
10.3	Employment Agreement with David B. Wyshner (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2006).†

10.4	Agreement between Avis Budget Group, Inc. and Mark Servodidio (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 dated March 1, 2007).†

10.5	Agreement between Avis Budget Group, Inc. and John T. McClain (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 dated March 1, 2007).†

10.6	Agreement between Avis Budget Group, Inc. and Larry De Shon.†

10.7(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarterly period ended October 31, 1996 dated December 13, 1996, File No. 1-10308).†

10.7(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.8(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997 dated June 16, 1997, File No. 1-10308).†

10.8(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.8(c)	Amendment to 1997 Stock Option Plan dated March 19, 2002 (Incorporated by reference to Exhibit 10.11(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).†

10.9	Avis Budget Group, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 dated August 8, 2007).†

10.10(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).†

10.10(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.10(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.10(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.11(a)	HFS Incorporated’s Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to HFS Incorporated’s Registration Statement on Form S-8, Registration No. 33-83956).†

10.11(b)	First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995 (Incorporated by reference to Exhibit 4.1 to HFS Incorporated’s Registration Statement on Form S-8, Registration No. 33-094756).†

Exhibit No.	Description
10.11(c)	Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(b) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).†

10.11(d)	Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(c) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).†

10.11(e)	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996 (Incorporated by reference to Exhibit 4.5 to HFS Incorporated’s Registration Statement on Form S-8, Registration No. 333-06733).†

10.11(f)	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).†

10.11(g)	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11402).†

10.11(h)	Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated April 30, 1997 (Incorporated by reference to Exhibit 10.17(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 dated March 31, 1998, File No. 1-10308).†

10.11(i)	Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 27, 1997 (Incorporated by reference to Exhibit 10.17(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 dated March 31, 1998, File No. 1-10308).†

10.12(a)	1997 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998).†

10.12(b)	Amendment to 1997 Employee Stock Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).†

10.13(a)	Cendant Corporation* Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29,1999, File No. 1-10308).†

10.13(b)	First Amendment to Cendant Corporation* Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).†

10.14	Amendment to Certain Stock Plans (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 5, 2003).†

10.15	1999 Broad-Based Employee Stock Option Plan, including the Third Amendment dated March 19, 2002, Second Amendment dated April 2, 2001 and First Amendment dated March 29, 1999 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).†

10.16	Amendment to Various Equity-Based Plans (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).†

10.17(a)	Form of Award Agreement—Restricted Stock Units (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 4, 2006).†

Exhibit No.	Description
10.17(b)	Form of Award Agreement—Stock Appreciation Rights (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 4, 2006).†

10.18	Cendant* Amended and Restated 1999 Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 29, 2005).†

10.19	First Amendment to Cendant Corporation* 1999 Non-Employee Directors Deferred Compensation Plan, as Amended and Restated as of January 22, 2006 (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).†

10.20	Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.20(a)	Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.20(b)	Supplemental Indenture No. 2, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004. (Incorporated by reference to Exhibit 10.6 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.21	Second Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as a Permitted Nominee, and Cendant Rental Car Funding (AESOP) LLC***, as Lender. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.21(a)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as Permitted Nominee, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.21(b)	Second Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as Permitted Nominee, Quartx Fleet Management, Inc., as Permitted Nominee, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004. (Incorporated by reference to Exhibit 10.8 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.22	Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.22(a)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004. (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

Exhibit No.	Description
10.22(b)	Second Amendment, dated as of the May 9, 2007, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004. (Incorporated by reference to Exhibit 10.7 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.23	Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004)

10.23(a)	First Amendment, dated December 23, 2005, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of December 23, 2005. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2006)

10.23(b)	Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC, as Lessee and as the Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004. (Incorporated by reference to Exhibit 10.9 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.24	Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, Inc.**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, Inc.****, as Lessee, and Budget Rent A Car System, Inc., as Lessee. (Incorporated by reference to Exhibit 10.30(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007)

10.24(a)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, Inc.**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, Inc.****, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004. (Incorporated by reference to Exhibit 10.30(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007)

10.24(b)	Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004. (Incorporated by reference to Exhibit 10.11 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.25	Second Amended and Restated Administration Agreement, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc.****, Budget Rent A Car System, Inc., Cendant Car Rental Group, Inc.** and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006)

10.26	Assignment and Assumption Agreement dated as of June 3, 2004, among Avis Rent A Car System, Inc.****, Avis Group Holdings, Inc.***** and Cendant Car Rental Group, Inc.** (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006)

Exhibit No.	Description
10.27	Amended and Restated Series 2002-2 Supplement, dated as of November 22, 2002, among AESOP Funding II L.L.C.***, Cendant Car Rental Group, Inc.** (as assignee of Avis Rent A Car System, Inc.****), as Administrator, JPMorgan Chase Bank, as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks, and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.6 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, dated March 6, 2003)

10.27(a)	Fourth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of November 30, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2002-2 Agent. (Incorporated by reference to Exhibit 10.39(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006)

10.27(b)	Fifth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2002-2 Agent. (Incorporated by reference to Exhibit 10.39(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006)

10.27(c)	Seventh Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of March 21, 2006, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2002-2 Agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2006)

10.27(d)	Eighth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of November 30, 2006, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent, and The Bank of New York, as Trustee and Series 2002-2 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2006)

10.27(e)	Ninth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2002-2 Agent. (Incorporated by reference to Exhibit 10.15 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.27(f)	Tenth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of October 29, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2002-2 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2007)

10.28	Series 2003-2 Supplement, dated as of March 6, 2003, among AESOP Funding II L.L.C.***, as Issuer, and The Bank of New York, as Trustee and Series 2003-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.11 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, dated May 14, 2003)

Exhibit No.	Description
10.28(a)	Second Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-2 Agent, to the Series 2003-2 Supplement, dated as of March 6, 2003. (Incorporated by reference to Exhibit 10.41(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006)

10.28(b)	Third Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2003-2 Agent, to the Series 2003-2 Supplement, dated as of March 6, 2003. (Incorporated by reference to Exhibit 10.17 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.29	Series 2003-3 Supplement, dated as of May 6, 2003, among AESOP Funding II L.L.C.***, as Issuer, and The Bank of New York, as Trustee and Series 2003-3 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.14 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, dated March 23, 2004)

10.29(a)	Second Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-3 Agent, to the Series 2003-3 Supplement, dated as of May 6, 2003. (Incorporated by reference to Exhibit 10.42(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006)

10.29(b)	Third Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2003-3 Agent, to the Series 2003-3 Supplement, dated as of May 6, 2003. (Incorporated by reference to Exhibit 10.18 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.30	Series 2003-4 Supplement, dated as of June 19, 2003, among AESOP Funding II L.L.C.***, as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.2 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, dated August 13, 2003)

10.30(a)	Second Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent, to the Series 2003-4 Supplement dated as of June 19, 2003. (Incorporated by reference to Exhibit 10.43(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006)

10.30(b)	Third Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2003-4 Agent, to the Series 2003-4 Supplement, dated as of June 19, 2003. (Incorporated by reference to Exhibit 10.19 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.31	Series 2003-5 Supplement, dated as of October 9, 2003, among AESOP Funding II L.L.C.***, as Issuer, and The Bank of New York, as Trustee and Series 2003-5 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, dated March 1, 2004)

Exhibit No.	Description
10.31(a)	Second Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-5 Agent, to the Series 2003-5 Supplement dated as of October 9, 2003. (Incorporated by reference to Exhibit 10.44(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006)

10.31(b)	Third Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2003-5 Agent, to the Series 2003-5 Supplement, dated as of October 9, 2003. (Incorporated by reference to Exhibit 10.20 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.32	Second Amended and Restated Series 2004-1 Supplement, dated as of June 27, 2006, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Avis Budget Car Rental, LLC, as Administrator, Mizuho Corporate Bank, Ltd., as Administrative Agent, certain financial institutions, as Purchasers, and The Bank of New York, as Trustee and Series 2004-1 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 30, 2006)

10.32(a)	First Amendment to the Second Amended and Restated Series 2004-1 Supplement, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2004-1 Agent. (Incorporated by reference to Exhibit 10.21 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.33	Series 2004-2 Supplement, dated as of February 18, 2004, among AESOP Funding II L.L.C.***, as Issuer, and The Bank of New York, as Trustee and Series 2004-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, dated May 3, 2004)

10.33(a)	Second Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2004-2 Agent, to the Series 2004-2 Supplement, dated as of February 18, 2004. (Incorporated by reference to Exhibit 10.45(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006)

10.33(b)	Third Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2004-2 Agent, to the Series 2004-2 Supplement, dated as of February 18, 2004. (Incorporated by reference to Exhibit 10.22 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.34	Series 2005-1 Supplement, dated as of February 25, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-1 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2005)

Exhibit No.	Description
10.34(a)	First Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-1 Agent, to the Series 2005-1 Supplement dated as of February 25, 2005. (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006)

10.34(b)	Second Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-1 Agent, to the Series 2005-1 Supplement, dated as of February 25, 2005. (Incorporated by reference to Exhibit 10.23 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.35	Series 2005-2 Supplement, dated as of March 22, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and as Series 2005-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC*** and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.25(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007)

10.35(a)	First Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-2 Agent, to the Series 2005-2 Supplement, dated as of March 22, 2005. (Incorporated by reference to Exhibit 10.25(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007)

10.35(b)	Second Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-2 Agent, to the Series 2005-2 Supplement, dated as of March 22, 2005. (Incorporated by reference to Exhibit 10.24 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.36	Series 2005-4 Supplement, dated as of June 1, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and as Series 2005-4 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC*** and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005)

10.36(a)	First Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-4 Agent, to the Series 2005-4 Supplement dated as of June 1, 2005. (Incorporated by reference to Exhibit 10.30(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006)

10.36(b)	Second Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-4 Agent, to the Series 2005-4 Supplement, dated as of June 1, 2005. (Incorporated by reference to Exhibit 10.25 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.37	Series 2006-1 Supplement, dated as of January 19, 2006, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and as Series 2006-1 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 20, 2006)

Exhibit No.	Description
10.37(a)	First Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2006-1 Agent, to the Series 2006-1 Supplement, dated as of January 11, 2006. (Incorporated by reference to Exhibit 10.26 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007)

10.38	Series 2007-2 Supplement, dated as of June 6, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York Trust Company, N.A., as Trustee and Series 2007-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2007)

10.39	Administration Agreement, dated as of May 11, 2006, among Budget Truck Funding, LLC, Budget Truck Rental, LLC, as Administrator, and The Bank of New York Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 dated, August 9, 2006)

10.40	Master Motor Vehicle Operating Lease Agreement, dated as of May 11, 2006, among Budget Truck Funding, LLC††, as Lessor, Budget Truck Rental, LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, dated August 9, 2006)

10.40(a)	Amendment No. 1 to the Master Motor Vehicle Operating Lease Agreement, dated as of February 15, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Lessor, Budget Truck Rental, LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor.

10.41	Base Indenture, dated as of May 11, 2006, among Budget Truck Funding, LLC††, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, dated August 9, 2006)

10.41(a)	Amendment No. 1 to the Base Indenture, dated as of May 16, 2007, among Budget Truck Funding, LLC††, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007)

10.41(b)	Amendment No. 2 to the Base Indenture, dated as of February 15, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Issuer, and The Bank of New York Trust Company, N.A., as Trustee.

10.42	Series 2006-1 Supplement, dated as of May 11, 2006, among Budget Truck Funding, LLC, as Issuer, Budget Truck Rental, LLC††, as Administrator, Deutsche Bank Securities, Inc., as Administrative Agent, certain commercial paper conduit purchasers, certain funding agents, certain APA banks and The Bank of New York Trust Company, N.A., as Trustee, Series 2006-1 Agent and Securities Intermediary, to the Base Indenture, dated as of May 11, 2006, among Budget Truck Funding, LLC††, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, dated August 9, 2006)

Exhibit No.	Description
10.42(a)	Amendment No. 1 to the Series 2006-1 Supplement, dated as of May 16, 2007, among Budget Truck Funding, LLC††, as Issuer, Deutsche Bank Securities, Inc., as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks and The Bank of New York Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007)

10.42(b)	Extension Letter (related to the Series 2006-1 Supplement, dated as of May 11, 2006), dated as of May 10, 2007, from Budget Truck Funding, LLC††, as Issuer. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007)

10.42(c)	Amendment No. 2 to the Series 2006-1 Supplement, dated as of February 15, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Issuer, Deutsche Bank Securities, Inc., as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks and The Bank of New York Trust Company, N.A., as Trustee.

10.43	Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of August 22, 2002 (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.43(a)	First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of September 10, 2002 (Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.44	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation* and PHH Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.45	Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation*, PHH Corporation and certain affiliates of PHH Corporation named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2005).†††

10.46	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 26, 2005).

10.47	Form of TRAC Participation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.48	Form of TRAC Lease (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.49	Form of TRAC Guaranty (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.50	WTH Funding Limited Partnership Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc., Budgetcar Inc., STARS Trust and Bay Street Funding Trust dated April 20, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 dated August 2, 2005).

Exhibit No.	Description
10.50(a)	Amending Agreement No. 1 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar, Inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.50(b)	Amending Agreement No. 2 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar, Inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.50(c)	Amending Agreement No. 3 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar, Inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.50(d)	Amending Agreement No. 4 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar, Inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners.

10.50(e)	Amending Agreement No. 5 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar, Inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners.

10.51	Parent Guaranty of Avis Budget Car Rental, LLC to BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.52	Credit Agreement, dated as of April 19, 2006, among Avis Budget Holdings, LLC and Avis Budget Car Rental, LLC, as Borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Bank of America, N.A., Calyon New York Branch and Citicorp USA, Inc., as Documentation Agents, and Wachovia Bank, National Association, as Co-Documentation Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2006).

10.53	Guarantee and Collateral Agreement, dated as of April 19, 2006, made by Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 21, 2006).

10.54	Purchase Agreement, dated as of June 30, 2006, by and among the Company, Travelport Inc. and TDS Investor LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.55	Transition Services Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

Exhibit No.	Description

10.56	Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.57	Agreement dated October 15, 2007 between Avis Budget Car Rental, LLC and General Motors††† (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2007).

10.58	Purchase Agreement by and among Cendant Corporation*, Affinity Acquisition, Inc. and Affinity Acquisition Holdings, Inc. dated as of July 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.58(a)	Amendment No. 1 dated as of October 17, 2005 to the Purchase Agreement dated as of July 26, 2005 by and among Cendant Corporation*, Affinity Acquisition, Inc. (now known as Affinion Group, Inc. ) and Affinity Acquisition Holdings, Inc. (now known as Affinion Group Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.59	Amended and Restated Equalization Benefit Plan.

10.60	Trademark License Agreement between Wizard Co. Inc. and Avis Europe plc.

10.61	System License Agreement between Avis Rent A Car System, Inc. and Avis Europe plc.

10.62	Purchaser Group Supplement, dated as of February 21, 2008, among Atlantic Asset Securitization LLC, as commercial paper conduit purchaser, Calyon New York Branch, as APA bank and funding agent, Avis Budget Rental Car Funding (AESOP) LLC, JPMorgan Chase Bank, N.A., as administrative agent and Avis Budget Car Rental LLC, as administrator (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2008).

10.62(a)	Purchaser Group Supplement, dated as of February 21, 2008, among Atlantic Asset Securitization LLC, as commercial paper conduit purchaser, Calyon New York Branch, as APA bank and funding agent, Avis Budget Rental Car Funding (AESOP) LLC, JPMorgan Chase Bank, N.A., as administrative agent and Avis Budget Car Rental LLC, as administrator (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 22, 2008).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) is now known as Avis Budget Car Rental, LLC.
***	Cendant Rental Car Funding (AESOP) LLC, formerly known as AESOP Funding II L.L.C, is now known as Avis Budget Rental Car Funding (AESOP) LLC.
****	Avis Rent A Car System, Inc. is now known as Avis Rent A Car System, LLC.
*****	Avis Group Holdings, Inc. is now known as Avis Group Holdings, LLC.
†	Denotes management contract or compensatory plan.
††	Budget Truck Funding, LLC is now known as Centre Point Funding, LLC.
†††	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.