Form 10-Q
period 2008-03-31
AVIS BUDGET GROUP, INC.
filed 2008-05-07
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock was 101,092,864 shares as of April 30, 2008.

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

•

an increase in our fleet costs as a result of an increase in the cost of new vehicles and/or a decrease in the price at which we dispose of used vehicles either in the used car market or under repurchase or guaranteed depreciation programs;

•

a decline in the results of operations or financial condition of the manufacturers of our cars and/or their willingness or ability to make cars available to us or the rental car industry as a whole on commercially reasonable terms or at all;

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

•

risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, the restrictive covenants in agreements and instruments governing our debt and the amount of cash required to service all of our indebtedness; and

•

the terms of agreements among us and the former real estate, hospitality and travel distribution businesses following the separation of those businesses from us during third quarter 2006, when we were known as Cendant Corporation (the “Separation”), particularly with respect to the allocation of assets and liabilities, including contingent liabilities and guarantees, commercial arrangements, the performance of each of the separated companies’ obligations under these agreements, and the former real estate business’ right to control the process for resolving disputes related to contingent liabilities and assets.

Other factors and assumptions not identified above, including those described under “Risk Factors” set forth in Item 1A of our 2007 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above, as well as those described under “Risk Factors” set forth in Item 1A of our 2007 Annual Report on Form 10-K in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Vehicle rental	$1,118	$1,077
Other	327	288

Net revenues	1,445	1,365

Expenses
Operating	778	711
Vehicle depreciation and lease charges, net	383	362
Selling, general and administrative	167	159
Vehicle interest, net	86	71
Non-vehicle related depreciation and amortization	19	24
Interest expense related to corporate debt, net	30	33
Separation costs, net	—	(6)

Total expenses	1,463	1,354

Income (loss) before income taxes	(18)	11
Benefit from income taxes	(6)	(1)

Income (loss) from continuing operations	(12)	12
Gain on disposal of discontinued operations, net of tax	—	1

Net income (loss)	$(12)	$13

Earnings (loss) per share
Basic
Income (loss) from continuing operations	$(0.11)	$0.12
Net income (loss)	(0.11)	0.13

Diluted
Income (loss) from continuing operations	$(0.11)	$0.12
Net income (loss)	(0.11)	0.12

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$219	$214
Receivables, net	403	392
Deferred income taxes	46	42
Other current assets	539	570

Total current assets	1,207	1,218

Property and equipment, net	503	500
Deferred income taxes	297	234
Goodwill	1,000	1,000
Other intangibles, net	785	760
Other non-current assets	762	781

Total assets exclusive of assets under vehicle programs	4,554	4,493

Assets under vehicle programs:
Program cash	—	1
Vehicles, net	8,924	7,474
Receivables from vehicle manufacturers and other	106	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC – related party	479	230

	9,509	7,981

Total assets	$14,063	$12,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,085	$1,094
Current portion of long-term debt	10	10

Total current liabilities	1,095	1,104

Long-term debt	1,785	1,787
Other non-current liabilities	997	998

Total liabilities exclusive of liabilities under vehicle programs	3,877	3,889

Liabilities under vehicle programs:
Debt	1,075	950
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,161	4,646
Deferred income taxes	1,249	1,246
Other	344	278

	8,829	7,120

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding
Common stock, $.01 par value—authorized 250 million shares; issued 136,718,203 and 136,706,236 shares	1	1
Additional paid-in capital	9,283	9,320
Accumulated deficit	(1,532)	(1,520)
Accumulated other comprehensive income (loss)	(26)	32
Treasury stock, at cost— 35,464,990 and 32,719,985 shares	(6,369)	(6,368)

Total stockholders’ equity	1,357	1,465

Total liabilities and stockholders’ equity	$14,063	$12,474

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income (loss)	$(12)	$13
Adjustments to arrive at income (loss) from continuing operations	—	(1)

Income (loss) from continuing operations	(12)	12

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	19	24
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(16)	(2)
Income taxes and deferred income taxes	(11)	(4)
Accounts payable and other current liabilities	30	(33)
Other, net	7	6

Net cash provided by operating activities exclusive of vehicle programs	17	3

Vehicle programs:
Vehicle depreciation	378	352

	378	352

Net cash provided by operating activities	395	355

Investing Activities
Property and equipment additions	(23)	(20)
Net assets acquired, net of cash acquired and acquisition-related payments	(30)	—
Proceeds received on asset sales	5	4
Proceeds from sale of investment	—	106
Payments made to Realogy and Wyndham, net	(11)	(61)
Other, net	—	(6)

Net cash provided by (used in) investing activities exclusive of vehicle programs	(59)	23

Vehicle programs:
Decrease (increase) in program cash	1	(5)
Investment in vehicles	(3,682)	(3,476)
Proceeds received on disposition of vehicles	2,104	2,067
Investment in Avis Budget Rental Car Funding (AESOP) LLC – related party	(343)	—

	(1,920)	(1,414)

Net cash used in investing activities	(1,979)	(1,391)

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Financing Activities
Principal payments on borrowings	(2)	(19)
Issuances of common stock	—	13
Repurchases of common stock	(33)	—
Other, net	—	(1)

Net cash used in financing activities exclusive of vehicle programs	(35)	(7)

Vehicle programs:
Proceeds from borrowings	3,669	3,368
Principal payments on borrowings	(2,138)	(2,297)
Net change in short-term borrowings	97	54
Other, net	(4)	—

	1,624	1,125

Net cash provided by financing activities	1,589	1,118

Net increase in cash and cash equivalents	5	82
Cash and cash equivalents, beginning of period	214	172

Cash and cash equivalents, end of period	$219	$254

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

Avis Budget Group, Inc. provides car and truck rentals and ancillary services to businesses and consumers in the United States and internationally. The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries (“Avis Budget”), as well as entities in which Avis Budget directly or indirectly has a controlling financial interest (collectively, the “Company”) and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.

The Company operates in the following business segments:

•	Domestic Car Rental— provides car rentals and ancillary products and services in the United States.

•	International Car Rental— provides car rentals and ancillary products and services primarily in Argentina, Australia, Canada, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental— provides truck rentals and related services to consumers and light commercial users in the United States.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K filed on February 29, 2008.

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

Separation. In connection with the separation of Cendant Corporation (as the Company was formerly known) into four independent companies (the “Separation”), the Company completed the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) on July 31, 2006 and completed the sale of Travelport, Inc. (“Travelport”) on August 23, 2006. During the first quarter of 2007, the Company recorded credits of $6 million in connection with the Separation, which included costs consisting primarily of professional and consulting fees as well as a $14 million credit related to tax-related receivables from Realogy and Wyndham recognized in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) (see Note 8—Income Taxes).

Adoption of New Accounting Standards during 2008

Fair Value Measurements. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition, SFAS No. 157 requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives, and the credit spreads of the Company’s counterparties when measuring the fair value of assets, including derivatives. The Company adopted SFAS No. 157 on January 1, 2008, as required, and it had no impact to the Company’s financial statements at the time of adoption (see Note 6—Fair Value Measurements).

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008.

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The election to use the fair value option is available when an entity first recognizes a financial asset or a financial liability or upon entering into a firm commitment. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company adopted SFAS No. 159 on January 1, 2008 and has elected not to apply the option to measure any of its financial assets or liabilities.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141(R) also requires the acquiror in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) requires an acquiror to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and to revise prior period financial statements in subsequent filings for changes. In addition, SFAS No. 141(R) requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price and those restructuring costs that an acquiror expected but was not obligated to incur to be recognized separately from the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosures in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 also asks entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and how the hedges affect the entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The Company will adopt SFAS No. 161 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

2.	Discontinued Operations

The $1 million gain on disposal of discontinued operations, net of tax in the three months ended March 31, 2007 represents purchase price adjustments related to the sale of Travelport.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2008	2007
Income (loss) from continuing operations	$(12)	$12
Gain on disposal of discontinued operations, net of tax	—	1

Net income (loss)	$(12)	$13

Basic weighted average shares outstanding	102.8	101.6
Stock options, warrants and restricted stock units (a)	—	1.4

Diluted weighted average shares outstanding (b)	102.8	103.0

Earnings per share:
Basic
Income (loss) from continuing operations	$(0.11)	$0.12
Gain on disposal of discontinued operations	—	0.01

Net income (loss)	$(0.11)	$0.13

Diluted
Income (loss) from continuing operations	$(0.11)	$0.12
Gain on disposal of discontinued operations	—	—

Net income (loss)	$(0.11)	$0.12

(a)	Excludes restricted stock units for which performance-based vesting criteria have not been achieved.
(b)

The Company incurred a loss from continuing operations for the three months ended March 31, 2008; therefore, all outstanding stock options, restricted stock units and warrants are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2008	2007
Options (a)	5.4	6.4
Warrants	0.2	0.2

(a)

At March 31, 2008, all outstanding stock options were anti-dilutive, as the Company incurred a loss from continuing operations. The weighted average exercise price for anti-dilutive options for the three months ended March 31, 2007 was $33.47.

4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Condensed Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Condensed Statements of Operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values, within the allocation period, will be recorded by the Company as further adjustments to the purchase price allocations.

During the three months ended March 31, 2008, the Company acquired nine vehicle rental franchisees, which included $3 million of associated vehicles, for $30 million in cash, resulting in trademark intangible assets of $28 million. These acquisitions for 2008 relate primarily to the Company’s Domestic Car Rental segment and were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

5.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements	$74	$18	$56	$75	$18	$57
Customer lists	19	7	12	19	7	12
Other	2	1	1	2	1	1

	$95	$26	$69	$96	$26	$70

Unamortized Intangible Assets
Goodwill	$1,000			$1,000

Trademarks	$716			$690

Amortization expense relating to all intangible assets was approximately $1 million during the first quarter of 2008 and 2007.

Based on the Company’s amortizable intangible assets at March 31, 2008, the Company expects amortization expense of approximately $2 million for the remainder of 2008 and of approximately $3 million for each of the five fiscal years thereafter.

6.	Fair Value Measurements

SFAS No. 157 requires disclosures about the Company’s assets and liabilities that are measured at fair value. The Company used significant observable inputs (Level 2 inputs), other than quoted unadjusted prices from active markets (Level 1 inputs), to determine the fair value of its derivative assets and liabilities.

Valuation Techniques—Derivatives entered into by the Company are typically executed over-the-counter and are valued using internal valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The principal techniques used to value these instruments are discounted cash flows and Black-Scholes option valuation models. These models take into account a variety of factors including, where applicable, maturity, commodity prices, interest rate yield curves, credit curves, counterparty creditworthiness and currency exchange rates. These factors are applied on a consistent basis and are based upon observable inputs where available.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

Based on Significant Other Observable Inputs (Level 2):	As of March 31, 2008
Assets:
Interest rate swaps and other derivatives	$—
Interest rate swaps and other derivatives under vehicle programs	2

Total	$2

Liabilities:
Interest rate swaps and other derivatives	$52
Interest rate swaps and other derivatives under vehicle programs	24

Total	$76

7.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of March 31, 2008	As of December 31, 2007
Rental vehicles	$9,679	$7,947
Less: Accumulated depreciation	(1,098)	(1,022)

	8,581	6,925
Vehicles held for sale	343	549

Vehicles, net	$8,924	$7,474

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2008	2007
Depreciation expense	$378	$352
Lease charges	8	14
Gain on sales of vehicles, net	(3)	(4)

Vehicle depreciation and lease charges, net	$383	$362

During the three months ended March 31, 2008 and 2007, vehicle interest, net on the accompanying Consolidated Condensed Statements of Operations excludes $32 million and $35 million, respectively, of interest expense related to the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Condensed Statements of Operations.

8.	Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2008 is a benefit of 33.3%. Such rate differs from the Federal statutory rate of 35.0% primarily due to differences in the amount of stock-based compensation recorded for book and tax purposes.

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2007 is a benefit of 9.1%. Such rate differs from the Federal statutory rate of 35.0% primarily due to an increase in the receivables due from Realogy and Wyndham in connection with the adoption of FIN 48 and a corresponding credit to the separation costs which is not subject to income taxes.

9.	Other Current Assets

Other current assets consisted of:

	As of March 31, 2008	As of December 31, 2007
Receivables from Realogy (a)	$160	$169
Receivables from Wyndham (a)	117	122
Prepaid expenses	161	148
Other	101	131

	$539	$570

(a)

Represents amounts due for certain contingent and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation and services performed under the Transition Services Agreement entered into in connection with the Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At March 31, 2008 and December 31, 2007, there are corresponding liabilities recorded within accounts payable and other current liabilities. In connection with the Company’s adoption of FIN 48, receivables from Realogy and Wyndham related to income taxes were classified as non-current assets. At March 31, 2008, non-current assets related to income taxes receivable were $608 million.

10.	Equity Investment

At March 31, 2008, the Company’s equity-method investee and the Company’s approximate ownership interest, based on outstanding shares, are as follows:

Company	Percentage Ownership
Carey Holdings, Inc.	47.9%

The Company’s investment in Carey Holdings, Inc. (“Carey”) is recorded within other non-current assets on the Consolidated Condensed Balance Sheets and the Company’s share of Carey’s operating results is reported within operating expenses on the Consolidated Condensed Statements of Operations. At March 31, 2008, the Company’s investment totaled $59 million including $2 million of deferred acquisition costs and a $1 million net loss, representing the Company’s share of Carey’s operating results for the three months ended March 31, 2008. The Company has the option to increase its ownership stake in Carey to approximately 80%, subject to certain conditions that would most likely include the assumption or repayment of Carey’s existing indebtedness.

11.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of March 31, 2008	As of December 31, 2007
Accounts payable	$228	$210
Accrued payroll and related	145	171
Disposition related liabilities	123	125
Accrued legal settlements	111	121
Public liability and property damage insurance liabilities	108	109
Other	370	358

	$1,085	$1,094

12.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	As of March 31, 2008	As of December 31, 2007
Long-term income taxes payable	$423	$440
Public liability and property damage insurance liability	255	252
Other	319	306

	$997	$998

13.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Date	As of March 31, 2008	As of December 31, 2007
Floating rate term loan (a)	April 2012	$794	$796
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	375	375
7 3/4% notes	May 2016	375	375

		1,794	1,796
Other		1	1

Total long-term debt		1,795	1,797
Less: Current portion		10	10

Long-term debt		$1,785	$1,787

(a)

The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property.

Committed Credit Facilities and Available Funding Arrangements

At March 31, 2008, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$454	$1,046
Letter of credit facility (b)	303	—	303	—

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

In February 2007, the Company agreed to guarantee (the “Guarantee”) the payment of principal, premium, if any, and interest on the $1.0 billion aggregate principal amount of senior notes issued by Avis Budget Car Rental in April 2006 (the “Notes”). The Notes consist of Avis Budget Car Rental’s 7 5/8% Senior Notes due 2014, 7 3/4% Senior Notes due 2016 and Floating Rate Senior Notes due 2014. In consideration for providing the Guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. The $14 million consideration is being treated as deferred income and being amortized over the life of the debt.

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of indebtedness by the Company and certain of its subsidiaries, mergers, liquidations, and sale and leaseback transactions. The credit facility also requires the maintenance of certain financial ratios. As of March 31, 2008, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

14.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of March 31, 2008	As of December 31, 2007
Debt due to Avis Budget Rental Car Funding (a)	$6,161	$4,646
Budget Truck financing:
Budget Truck Funding program (b)	285	246
Capital leases	192	204
Other (c)	598	500

	$7,236	$5,596

(a)

The increase principally reflects (i) $1.0 billion of incremental borrowings under the Company’s conduit facilities to support the acquisition of rental vehicles within the Company’s Domestic Car Rental operations and (ii) a $343 million increase in the Company’s Investment in Avis Budget Rental Car Funding reflecting the Company’s decision to invest funds from vehicle sales into Avis Budget Rental Car Funding as equity rather than as a repayment of debt due to Avis Budget Rental Car Funding.

(b)	The increase primarily reflects incremental borrowings under the Company’s conduit facility to support the acquisition of rental vehicles within the Company’s Budget Truck rental fleet.
(c)

The increase primarily reflects incremental borrowings under the Company’s conduit facilities to support the acquisition of vehicles in the Company’s International Car Rental operations and new fleet loans to support the acquisition of certain vehicles for the Company’s Domestic Car Rental operations.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at March 31, 2008:

	Vehicle- Backed Debt	Capital Leases	Total
Within 1 year	$2,722	$157	$2,879
Between 1 and 2 years	710	35	745
Between 2 and 3 years	1,587	—	1,587
Between 3 and 4 years	227	—	227
Between 4 and 5 years	1,150	—	1,150
Thereafter	648	—	648

	$7,044	$192	$7,236

As of March 31, 2008, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,406	$6,161	$1,245
Budget Truck financing:
Budget Truck Funding program (c)	400	285	115
Capital leases (d)	192	192	—
Other (e)	1,121	598	523

	$9,119	$7,236	$1,883

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $8.1 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $330 million of underlying vehicles and related assets.
(d)	In connection with these capital leases, there are corresponding assets of approximately $200 million within vehicles, net on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2008.
(e)	The outstanding debt is collateralized by approximately $1.0 billion of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions. As of March 31, 2008, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

15.	Commitments and Contingencies

Contingencies

The Internal Revenue Service (“IRS”) is examining the Company’s taxable years 2003 through 2006. Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities for uncertain tax positions for all years for which the statute of limitations has not expired. The Company has $423 million accrued for tax liabilities and believes these accruals to be adequate for all open years based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. The potential results of an audit or litigation related to these matters include a range of outcomes, which may involve material amounts. However, the Company is entitled to indemnification by Realogy and Wyndham for most pre-separation tax matters and, therefore, does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. The Company has accrued liabilities of approximately $102 million regarding such litigation matters. The Company does not believe that it is feasible to predict or determine the final outcome or resolution of such unresolved proceedings. Pursuant to the Separation Agreement (described below), Realogy and Wyndham have assumed all liabilities related to this litigation, as described below, and therefore a corresponding receivable has been established for such amount. Changes in liabilities related to such legal matters for which the Company is entitled to indemnification, and corresponding changes in the Company’s indemnification assets, are shown net within the separation costs, net line on the Consolidated Condensed Statements of Operations.

In connection with the spin-offs of Realogy and Wyndham, the Company entered into the Separation Agreement, pursuant to which Realogy assumed 62.5% and Wyndham assumed 37.5% of certain contingent and other corporate liabilities of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the separation of Travelport from the Company (“Assumed Liabilities”). Realogy is entitled to receive 62.5% and Wyndham is entitled to receive 37.5% of the proceeds from certain contingent corporate assets of the Company, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, arising or accrued on or prior to the separation of Travelport from the Company (“Assumed Assets”). Additionally, if Realogy or Wyndham were to default on its payment of costs or expenses to the Company related to any Assumed Liability, the Company would be responsible for 50% of the defaulting party’s obligation. In such event, the Company would be allowed to use the defaulting party’s share of the proceeds of any Assumed Assets as a right of offset. Realogy and Wyndham have also agreed to guarantee each other’s as well as the Company’s obligation under each entity’s deferred compensation plans for amounts deferred in respect of 2005 and earlier years.

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

In April 2007, Realogy was acquired by an affiliate of Apollo Management VI, L.P. The acquisition does not affect Realogy’s obligation to satisfy 62.5% of the contingent and other corporate liabilities of the Company or its subsidiaries pursuant to the terms of the Separation Agreement. As a result of the acquisition, Realogy has greater debt obligations and its ability to satisfy its portion of the contingent and other corporate liabilities may be adversely impacted. In accordance with the terms of the Separation Agreement, Realogy posted a letter of credit in April 2007 for the benefit of the Company to cover its estimated share of the Assumed Liabilities discussed above, subject to adjustment, although there can be no assurance that such letter of credit will be sufficient to cover Realogy’s actual obligations if and when they arise.

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

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $2.3 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The Company’s featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively, although the Company purchases vehicles produced by numerous other manufacturers. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at March 31, 2008 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with General Motors Corporation and Ford Motor Company with respect to receivables for program cars that have been returned to the car manufacturers and (ii) receivables from Realogy and Wyndham of $540 million and $345 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed during third quarter 2006. These guarantees relate primarily to various real estate and product operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate and product operating leases is estimated to be approximately $350 million. At March 31, 2008, the liability recorded by the Company in connection with these guarantees was approximately $6 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport.

16.	Stockholders’ Equity

Dividends

For the three months ended March 31, 2008 and 2007, the Company did not pay any cash dividends.

Share Repurchases

During the three months ended March 31, 2008, the Company used approximately $33 million of available cash to repurchase approximately 2.9 million shares of Avis Budget Group common stock under its common stock repurchase program. The Company did not repurchase any of its common stock during the three months ended March 31, 2007.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2008	$117	$(63)	$(22)	$32
Current period change	11	(69)	—	(58)

Balance, March 31, 2008	$128	$(132)	$(22)	$(26)

All components of accumulated other comprehensive income (loss) are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(12)	$13
Other comprehensive income (loss):
Currency translation adjustments	11	7
Losses on cash flow hedges, net of tax	(69)	(11)

	(58)	(4)

Total comprehensive income (loss)	$(70)	$9

During the three months ended March 31, 2008, the Company recorded unrealized losses on cash flow hedges of $113 million ($69 million, net of tax) in accumulated other comprehensive income (loss), which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt. Such amount in the three months ended March 31, 2008, included $94 million, excluding tax, of unrealized losses on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding decrease in the Company’s Investment in Avis Budget Rental Car Funding (AESOP) LLC on the Consolidated Condensed Balance Sheet.

17.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards. The Company recorded pretax stock-based compensation expense of $5 million and $4 million ($3 million and $2 million, after tax) during first quarter 2008 and 2007, respectively, related to employee stock awards that were granted by the Company.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for 2008 and 2007 exercises of stock-based awards did not generate a cash benefit. Approximately $31 million of tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	Three Months Ended March 31, 2008
	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options (b)	Weighted Average Exercise Price
Balance at January 1, 2008	2,330	$25.03	5,963	$26.16
Granted at fair market value	1,082	12.71	—	—
Vested/exercised	(169)	25.84	—	—
Cancelled	(31)	23.44	(535)	38.59

Balance at March 31, 2008 (a)	3,212	20.85	5,428	24.94

(a)

As of March 31, 2008, the Company’s outstanding “in-the-money” stock options and RSUs had aggregate intrinsic value of less than $0.1 million and $34 million, respectively. Aggregate unrecognized compensation expense related to outstanding RSUs amounted to $56 million as of March 31, 2008.

(b)	All stock options outstanding as of March 31, 2008 are exercisable and have a weighted average remaining contractual life of 2.1 years.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of March 31, 2008 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life	Number of Options
Less than $15.00	2.4	882
$15.01 to $20.00	2.9	416
$20.01 to $25.00	2.1	220
$25.01 to $30.00	2.1	2,708
$30.01 to $35.00	1.7	1,180
$35.01 and above	0.5	22

	2.1	5,428

As of March 31, 2008, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, a weighted average remaining contractual life of 5.3 years and unrecognized compensation expense of $2 million.

18.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-vehicle related depreciation and amortization, any goodwill impairment, non-vehicle related interest and income taxes. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2008		2007
	Revenues	EBITDA	Revenues	EBITDA (a)
Domestic Car Rental	$1,136	$15	$1,084	$50
International Car Rental	230	30	191	24
Truck Rental	78	(10)	83	(10)
Corporate and Other (b)	1	(4)	7	4

Total Company	$1,445	31	$1,365	68

Less: Non-vehicle related depreciation and amortization		19		24
Interest expense related to corporate debt, net		30		33

Income (loss) before income taxes		$(18)		$11

(a)	In the three months ended March 31, 2007, EBITDA reflects separation-related costs (credits) of $2 million in Domestic Car Rental, and $(8) million within Corporate and Other, respectively.
(b)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses.

Since December 31, 2007, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment, for which assets under vehicle programs amounted to approximately $8.0 billion and approximately $6.4 billion at March 31, 2008 and December 31, 2007, respectively.

19.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Balance Sheets as of March 31, 2008 and December 31, 2007 and Consolidating Condensed Statements of Operations and Cash Flows for the three months ended March 31, 2008 and 2007 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s Guarantee of the Notes issued by Avis Budget Car Rental. See Note 13—Long-term Debt and Borrowing Arrangements for additional description of these Notes. The Notes have separate investors than the equity investors of the Company and the Notes are guaranteed by certain subsidiaries.

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

Consolidating Condensed Statements of Operations

Three Months Ended March 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$954	$164	$—	$1,118
Other	—		235	496	(404)	327

Net revenues	—	—	1,189	660	(404)	1,445

Expenses
Operating	2	—	641	135	—	778
Vehicle depreciation and lease charges, net	—	—	330	405	(352)	383
Selling, general and administrative	2	—	144	21	—	167
Vehicle interest, net	—	—	79	59	(52)	86
Non-vehicle related depreciation and amortization	—	—	17	2	—	19
Interest expense related to corporate debt, net:
Interest expense	—	31	—	(1)	—	30
Intercompany interest expense (income)	—	(31)	31	—	—	—

Total expenses	4	—	1,242	621	(404)	1,463

Income (loss) before income taxes and equity in earnings of subsidiaries	(4)	—	(53)	39	—	(18)
Provision (benefit) for income taxes	(1)	—	(19)	14	—	(6)
Equity in earnings (loss) of subsidiaries	(9)	(9)	25	—	(7)	—

Net income (loss)	$(12)	$(9)	$(9)	$25	$(7)	$(12)

Three Months Ended March 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$937	$140	$—	$1,077
Other	3	—	205	496	(416)	288

Net revenues	3	—	1,142	636	(416)	1,365

Expenses
Operating	—	—	598	113	—	711
Vehicle depreciation and lease charges, net	—	—	320	346	(304)	362
Selling, general and administrative	6	—	130	23	—	159
Vehicle interest, net	—	—	68	69	(66)	71
Non-vehicle related depreciation and amortization	1	—	21	2	—	24
Interest expense related to corporate debt, net:
Interest expense	—	33	—	—	—	33
Intercompany interest expense (income)	—	(33)	33	—	—	—
Separation costs, net	(8)	2	—	—	—	(6)

Total expenses	(1)	2	1,170	553	(370)	1,354

Income (loss) before income taxes and equity in earnings of subsidiaries	4	(2)	(28)	83	(46)	11
Provision (benefit) for income taxes	(4)	(1)	(8)	12	—	(1)
Equity in earnings of subsidiaries	4	51	71	—	(126)	—

Income (loss) from continuing operations	12	50	51	71	(172)	12
Gain on disposal of discontinued operations, net of tax	1	—	—	—	—	1

Net income (loss)	$13	$50	$51	$71	$(172)	$13

Consolidating Condensed Balance Sheets

As of March 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$132	$14	$69	$—	$219
Receivables, net	2	66	230	105	—	403
Deferred income taxes	—	—	73	2	(29)	46
Other current assets	297	101	93	53	(5)	539

Total current assets	303	299	410	229	(34)	1,207

Property and equipment, net	—	182	272	49	—	503
Deferred income taxes	5	282	—	52	(42)	297
Goodwill	—	3	985	12	—	1,000
Other intangibles, net	—	17	675	93	—	785
Other non-current assets	667	68	20	7	—	762
Intercompany receivables (payables)	459	592	(996)	(55)	—	—
Investment in subsidiaries	754	2,005	2,432	—	(5,191)	—

Total assets exclusive of assets under vehicle programs	2,188	3,448	3,798	387	(5,267)	4,554

Assets under vehicle programs:
Vehicles, net	—	—	199	8,725	—	8,924
Receivables from vehicle manufacturers and other	—	—	—	106	—	106
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	479	—	479

	—	—	199	9,310	—	9,509

Total assets	$2,188	$3,448	$3,997	$9,697	$(5,267)	$14,063

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$310	$226	$480	$103	$(34)	$1,085
Current portion of long-term debt	1	9	—	—	—	10

Total current liabilities	311	235	480	103	(34)	1,095

Long-term debt	—	1,785	—	—	—	1,785
Other non-current liabilities	520	124	215	180	(42)	997

Total liabilities exclusive of liabilities under vehicle programs	831	2,144	695	283	(76)	3,877

Liabilities under vehicle programs:
Debt	—	94	192	789	—	1,075
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,161	—	6,161
Deferred income taxes	—	—	1,094	155	—	1,249
Other	—	1	11	332	—	344

	—	95	1,297	7,437	—	8,829

Total stockholders’ equity	1,357	1,209	2,005	1,977	(5,191)	1,357

Total liabilities and stockholders’ equity	$2,188	$3,448	$3,997	$9,697	$(5,267)	$14,063

As of December 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$37	$99	$12	$66	$—	$214
Receivables, net	2	67	220	103	—	392
Deferred income taxes	—	—	73	2	(33)	42
Other current assets	329	104	82	55	—	570

Total current assets	368	270	387	226	(33)	1,218

Property and equipment, net	—	175	275	50	—	500
Deferred income taxes	4	223	—	49	(42)	234
Goodwill	—	3	985	12	—	1,000
Other intangibles, net	—	17	648	95	—	760
Other non-current assets	681	72	22	6	—	781
Intercompany receivables (payables)	460	672	(1,007)	(125)	—	—
Investment in subsidiaries	841	2,063	2,496	—	(5,400)	—

Total assets exclusive of assets under vehicle programs	2,354	3,495	3,806	313	(5,475)	4,493

Assets under vehicle programs:
Program cash	—	—	—	1	—	1
Vehicles, net	—	—	207	7,267	—	7,474
Receivables from vehicle manufacturers and other	—	—	—	276	—	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	230	—	230

	—	—	207	7,774	—	7,981

Total assets	$2,354	$3,495	$4,013	$8,087	$(5,475)	$12,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$356	$233	$433	$105	$(33)	$1,094
Current portion of long-term debt	1	9	—	—	—	10

Total current liabilities	357	242	433	105	(33)	1,104

Long-term debt	—	1,787	—	—	—	1,787
Other non-current liabilities	532	110	218	180	(42)	998

Total liabilities exclusive of liabilities under vehicle programs	889	2,139	651	285	(75)	3,889

Liabilities under vehicle programs:
Debt	—	58	204	688	—	950
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,646	—	4,646
Deferred income taxes	—	—	1,088	158	—	1,246
Other	—	2	7	269	—	278

	—	60	1,299	5,761	—	7,120

Total stockholders’ equity	1,465	1,296	2,063	2,041	(5,400)	1,465

Total liabilities and stockholders’ equity	$2,354	$3,495	$4,013	$8,087	$(5,475)	$12,474

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(12)	$4	$(9)	$412	$—	$395

Investing activities
Property and equipment additions	—	(15)	(5)	(3)	—	(23)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	—	(30)	—	—	(30)
Proceeds received on asset sales	—	3	1	1	—	5
Payments made to Realogy and Wyndham, net	(11)	—	—	—	—	(11)
Other, net	—	(1)	—	1	—	—

Net cash used in investing activities exclusive of vehicle programs	(11)	(13)	(34)	(1)	—	(59)

Vehicle programs:
Decrease in program cash	—	—	—	1	—	1
Investment in vehicles	—	(70)	3	(3,615)	—	(3,682)
Proceeds received on disposition of vehicles	—	44	1	2,059	—	2,104
Investment in Avis Budget Rental Car Funding (AESOP) LLC	—	—	—	(343)	—	(343)

	—	(26)	4	(1,898)	—	(1,920)

Net cash used in investing activities	(11)	(39)	(30)	(1,899)	—	(1,979)

Financing activities
Principal payments on borrowings	—	(2)	—	—	—	(2)
Repurchases of common stock	(33)	—	—	—	—	(33)
Net intercompany transactions	23	49	53	(125)	—	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	(10)	47	53	(125)	—	(35)

Vehicle programs:
Proceeds from borrowings	—	29	—	3,640	—	3,669
Principal payments on borrowings	—	(4)	(12)	(2,122)	—	(2,138)
Net change in short-term borrowings	—	—	—	97	—	97
Other, net	—	(4)	—	—	—	(4)

	—	21	(12)	1,615	—	1,624

Net cash provided by (used in) financing activities	(10)	68	41	1,490	—	1,589

Net increase (decrease) in cash and cash equivalents	(33)	33	2	3	—	5
Cash and cash equivalents, beginning of period	37	99	12	66	—	214

Cash and cash equivalents, end of period	$4	$132	$14	$69	$—	$219

Three Months Ended March 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(6)	$(27)	$8	$396	$(16)	$355

Investing activities
Property and equipment additions	—	(9)	(9)	(2)	—	(20)
Proceeds from sale of investment	106	—	—	—	—	106
Payments made to Realogy and Wyndham, net	(61)	—	—	—	—	(61)
Proceeds received on asset sales	—	2	—	2	—	4
Other, net	(1)	(2)	(4)	1	—	(6)

Net cash provided by (used in) investing activities exclusive of vehicle programs	44	(9)	(13)	1	—	23

Vehicle programs:
Increase in program cash	—	—	—	(5)	—	(5)
Investment in vehicles	—	(35)	(1)	(3,440)	—	(3,476)
Proceeds received on disposition of vehicles	—	61	45	1,961	—	2,067

	—	26	44	(1,484)	—	(1,414)

Net cash provided by (used in) investing activities	44	17	31	(1,483)	—	(1,391)

Financing activities
Principal payments on borrowings	—	(19)	—	—	—	(19)
Issuances of common stock	13	—	—	—	—	13
Net intercompany transactions	(17)	84	(37)	(31)	1	—
Other, net	(1)	—	—	—	—	(1)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(5)	65	(37)	(31)	1	(7)

Vehicle programs:
Proceeds from borrowings	—	—	—	3,368	—	3,368
Principal payments on borrowings	—	—	(13)	(2,284)	—	(2,297)
Net change in short-term borrowings	—	—	—	54	—	54

	—	—	(13)	1,138	—	1,125

Net cash provided by (used in) financing activities	(5)	65	(50)	1,107	1	1,118

Net increase (decrease) in cash and cash equivalents	33	55	(11)	20	(15)	82
Cash and cash equivalents, beginning of period	35	75	29	33	—	172

Cash and cash equivalents, end of period	$68	$130	$18	$53	$(15)	$254

20.	Subsequent Event

On April 1, 2008, the Company acquired the Norfolk, Virginia region Budget franchise for approximately $36 million, including $19 million of associated vehicles.

*    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (the “2007 Form 10-K”). Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before taxes.

We operate two of the most recognized brands in the global vehicle rental industry through Avis Rent A Car System, LLC and Budget Rent A Car System, Inc. We provide car and truck rentals and ancillary services to businesses and consumers in the United States and internationally.

We operate in the following business segments:

•	Domestic Car Rental— provides car rentals and ancillary products and services in the United States.

•	International Car Rental— provides car rentals and ancillary products and services primarily in Argentina, Australia, Canada, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental— provides truck rentals and related services to consumers and light commercial users in the United States.

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

Car rental volumes are closely associated with the travel industry, particularly airline passenger volumes, or enplanements. Because we operate primarily in the United States and generate a significant portion of our revenue from our on-airport operations, we expect that our ability to generate revenue growth will be somewhat dependent on increases in domestic enplanements. We have also experienced significant per-unit fleet cost increases over the last two years, which have negatively impacted our margins. Accordingly, our ability to achieve profit margins consistent with prior periods remains dependent on our ability to successfully reflect corresponding changes in our pricing programs. Our vehicle rental operations are seasonal. Historically, the third quarter of the year has been our strongest quarter due to the increased level of leisure travel and household moving activity. Any occurrence that disrupts rental activity during the third quarter could have a disproportionately material adverse effect on our results of operations. We have a predominantly variable cost structure and routinely adjust the size and, therefore, the cost of our rental fleet in response to fluctuations in demand. However, certain expenses, such as rent, are fixed and cannot be reduced in response to seasonal fluctuations in our operations.

We believe that the following trends, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which increased in 2007 compared to 2006 and are expected to increase modestly in 2008, assuming there are no major disruptions in travel;

•	Rising per-unit car fleet costs, which we began to experience in 2005 and anticipate will continue with model-year 2008 vehicles;

•	Pricing increases, which we intend to continue to pursue, where appropriate;

•	Our continued expansion in off-airport or local, vehicle rental market, including insurance replacement rentals;

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

The reportable segments presented below represent our operating segments for which separate financial information is available and is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any goodwill impairment, non-vehicle related interest and income taxes. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

THREE MONTHS ENDED MARCH 31, 2008 VS. THREE MONTHS ENDED MARCH 31, 2007

Our consolidated results of operations comprised the following:

	Three Months Ended March 31,
	2008	2007	Change
Net revenues	$1,445	$1,365	$80
Total expenses	1,463	1,354	109

Income (loss) before income taxes	(18)	11	(29)
Benefit from income taxes	(6)	(1)	(5)

Income (loss) from continuing operations	(12)	12	(24)
Gain on disposal of discontinued operations, net of tax	—	1	(1)

Net income (loss)	$(12)	$13	$(25)

During first quarter 2008, our total revenues increased $80 million (6%) driven by our car rental operations, which experienced a 5% increase in T&M revenue due to a 4% increase in rental days, and a 14% increase in ancillary revenues. The growth in our car rental operations was partially offset by a 6% decrease in truck rental revenue. Ancillary revenue growth was primarily driven by increases in airport concession and vehicle licensing revenues, rentals of GPS navigation units, and sales of loss damage waivers and insurance products. In addition, the total revenue increase includes $29 million related to the effect of foreign currency exchange rate fluctuations on the translation of our international operations results into U.S. dollars.

The total expense increase of $109 million (8%) was principally due to increases of (i) $67 million (9%) in operating expenses largely due to the 4% increase in car rental days, (ii) $21 million (6%) in vehicle depreciation and lease charges resulting from a 3% growth in our average car rental fleet and higher per unit vehicle costs, (iii) $15 million in vehicle interest expense principally related to mark-to-market losses on interest-rate hedges in 2008, (iv) $8 million in selling, general and administrative expenses related to increases in marketing and commission expenditures, most of which are volume-related, and other items, and (v) the absence of $6 million in separation credits recorded in 2007 resulting from tax related items. The increase in total expenses includes an adverse impact from foreign exchange currency rates of $25 million. These year-over-year increases were partially offset by an $8 million decrease in non-vehicle depreciation and amortization and interest expense related to corporate debt. As a result of these items, offset by a $5 million increase in our benefit for income taxes, our income (loss) from continuing operations decreased $24 million.

Our effective tax rate for continuing operations was a benefit of 33.3% and 9.1% for first quarter 2008 and 2007, respectively.

Following is a discussion of the results of each of our reportable segments during the three months ended March 31:

	Revenues			EBITDA
	2008	2007	% Change	2008	2007	% Change
Domestic Car Rental	$1,136	$1,084	5%	$15	$50	(70%)
International Car Rental	230	191	20	30	24	25
Truck Rental	78	83	(6)	(10)	(10)	—
Corporate and Other (a)	1	7	*	(4)	4	*

Total Company	$1,445	$1,365		31	68

Less: Non-vehicle related depreciation and amortization				19	24
Interest expense related to corporate debt, net				30	33

Income (loss) before income taxes				$(18)	$11

(*)	Not meaningful.
(a)

Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. EBITDA for 2007 also reflects separation-related credits of $6 million.

Domestic Car Rental

Revenues increased $52 million (5%) while EBITDA decreased $35 million (70%) in first quarter 2008 compared with first quarter 2007. We experienced increased demand for car rentals year-over-year and an increase in ancillary revenues. EBITDA margins were negatively impacted year-over-year by lower car rental pricing, increased fleet costs and $14 million of mark-to-market losses on interest-rate hedges in 2008. The mark-to-market losses recorded on interest-rate hedges are expected to be offset by the benefit of lower benchmark interest rates for the remainder of the year.

The revenue increase of $52 million was comprised of a $23 million (3%) increase in T&M revenue and a $29 million (13%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 4% increase in rental days while T&M revenue per day decreased 2% year-over-year. The $29 million increase in ancillary revenues was due primarily to (i) a $13 million increase in rentals of GPS navigation units, sales of insurance products and other items, (ii) a $7 million increase in airport concession and vehicle licensing revenues, $3 million of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, and (iii) a $9 million increase in gasoline sales, which was more than offset in EBITDA by $11 million of increased gasoline expenses excluding hedge gains recorded in first quarter 2007.

The favorable effect of incremental T&M revenues was offset in EBITDA by $18 million (6%) of increased fleet depreciation and lease charges resulting from a 3% increase in the average size of our domestic rental fleet and a 3% increase in per-unit fleet costs. EBITDA also reflected a $55 million (9%) increase in operating expenses including (i) $19 million of additional expenses associated with increased car rental volume and fleet size, primarily related to credit card fees, agency operator commissions and other items, (ii) a $15 million increase in selling, general and administration expenses related to increases in marketing and commission expenditures, most of which are volume-related, and other items, (iii) a $12 million increase in vehicle interest expense due entirely to mark-to-market loses on interest-rate hedges recorded in first quarter 2008 and (iv) $6 million of incremental expenses primarily representing inflationary increases in salaries and wages, off-airport rental expense and other costs offset by $4 million of recoveries for environmental remediation. EBITDA also reflected a $4 million gain on the mark-to-market of gasoline hedges recorded in first quarter 2007.

International Car Rental

Revenues and EBITDA increased $39 million (20%) and $6 million (25%), respectively, in first quarter 2008 compared with first quarter 2007, primarily due to the impact of foreign currency exchange rate movements and higher demand for car rentals.

The revenue increase of $39 million was comprised of a $24 million (17%) increase in car rental T&M revenue and a $15 million (30%) increase in ancillary revenues. The total growth in revenue includes a $29 million increase related to foreign currency exchange rates, impacting T&M revenue by $21 million and ancillary revenues by $8 million, and was largely offset in EBITDA by the opposite impact on expenses in the amount of $25 million. The increase in T&M revenue was principally driven by a 13% increase in T&M revenue per day, all of which is due to movements in foreign currency exchange rates, and a 4% increase in the number of days a car was rented. The $15 million increase in ancillary revenues was due primarily to (i) a $9 million increase in counter sales of insurance, GPS rentals and other items, (ii) a $4 million increase in airport concession and vehicle licensing revenues, which was more than offset in EBITDA by $6 million of higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities and (iii) a $2 million increase in gasoline sales, which was fully offset in EBITDA by higher gasoline costs.

The favorable effect of incremental T&M revenues was partially offset in EBITDA by $6 million (12%) of increased fleet depreciation and lease charges, reflecting a 4% increase in the average size of our international rental fleet. EBITDA also reflects $15 million of incremental operating expenses including (i) $7 million in additional agency operator commissions, license and registration fees and other vehicle costs and (ii) a $7 million increase in salaries and wages, rents and other costs. These cost increases primarily reflect year-over-year exchange rate movements.

Truck Rental

Revenues declined $5 million (6%) while EBITDA remained unchanged in first quarter 2008 compared with first quarter 2007.

The revenue decrease was primarily due to a decline in T&M revenue, which reflected a 10% decrease in T&M revenue per day offset by a 2% increase in rental days. The increase in rental days was primarily the result of an increase in volume in commercial rentals amid a 4% increase in the average size or our rental fleet. EBITDA benefited from $3 million (9%) less fleet depreciation, interest and lease charges reflecting lower per-unit fleet costs. EBITDA was not materially impacted by other operating costs as they remained essentially unchanged year-over-year.

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

FINANCIAL CONDITION

	March 31, 2008	December 31, 2007	Change
Total assets exclusive of assets under vehicle programs	$4,554	$4,493	$61
Total liabilities exclusive of liabilities under vehicle programs	3,877	3,889	(12)
Assets under vehicle programs	9,509	7,981	1,528
Liabilities under vehicle programs	8,829	7,120	1,709
Stockholders’ equity	1,357	1,465	(108)

Total assets exclusive of assets under vehicle programs increased $61 million principally due to (i) a $67 million increase in deferred taxes, (ii) a $25 million increase in other intangible assets, net related primarily to our acquisition of vehicle rental licensees, (iii) a $13 million increase in prepaid expenses and (iv) an $11 million increase in accounts receivable. These increases were offset by a $25 million decrease in income tax receivables and a decrease in balances due from Realogy and Wyndham, $14 million within other current assets and $12 million within other non-current assets.

Total liabilities exclusive of liabilities under vehicle programs decreased $12 million primarily due to (i) a $26 million decrease in accrued payroll related liabilities which related primarily to the payment of the 2007 annual incentives in first quarter 2008, (ii) a $17 million decrease in long-term income taxes payable and (iii) a $10 million decrease in accrued legal settlements. These decreases were partially offset by increases of (i) $19 million in other non-current liabilities related to derivatives on our corporate debt and (ii) $18 million in accounts payables.

Assets under vehicle programs increased approximately $1.5 billion primarily due to (i) approximately $1.5 billion of net additions primarily to our Domestic vehicle rental fleets, due to current and projected increases in demand and (ii) a $249 million increase in our Investment in Avis Budget Rental Car Funding (AESOP) LLC due to a $343 million capital contribution reflecting our decision to invest funds from vehicle sales as equity rather than as a repayment of debt, offset by a $94 million change in the value of derivatives, including derivatives which qualify for hedge-accounting treatment, used to manage the interest rate risk associated with the debt under vehicle programs for our wholly owned subsidiary, AESOP Leasing L.P. These increases were partially offset by a $170 million decrease primarily from vehicle manufacturers payments received on buybacks and auction sales receivables.

Liabilities under vehicle programs increased approximately $1.7 billion, reflecting $1.6 billion additional borrowings to support the growth in our vehicle rental fleet described above and a $66 million increase in invoices from manufacturers for vehicles received. See “Liquidity and Capital Resources-Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity decreased $108 million primarily due to (i) a $58 million decrease in accumulated other comprehensive income as a result of unrealized losses on cash flow hedges incurred during first quarter 2008, partially offset by currency translation adjustments, (ii) our repurchase of approximately $33 million of our common stock, (iii) a net loss of $12 million and (iv) a $9 million decrease to additional paid-in capital related to dividend adjustments to Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) in accordance with the separation agreement among the Company, Realogy, Travelport, Inc. and Wyndham in connection with the separation of Cendant Corporation (as we were formerly known) into four independent companies (the “Separation”).

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At March 31, 2008, we had $219 million of cash on hand, an increase of $5 million from $214 million at December 31, 2007. The following table summarizes such increase:

	Three Months Ended March 31,
	2008	2007	Change
Cash provided by (used in):
Operating activities	$395	$355	$40
Investing activities	(1,979)	(1,391)	(588)
Financing activities	1,589	1,118	471

Net change in cash and cash equivalents	$5	$82	$(77)

During first quarter 2008, we generated $40 million more cash from operating activities in comparison to first quarter 2007. This change principally reflects a $50 million reduction in our working capital requirements and a $7 million decrease related to income taxes and deferred income taxes.

We used $588 million more cash in investing activities during first quarter 2008 compared with first quarter 2007. This change primarily reflects (i) the activities of our vehicle programs, which used $169 million more cash in first quarter 2008 due to timing of vehicle purchases principally within our Domestic Car Rental operations, (ii) a $343 million capital contribution to Avis Budget Rental Car Funding (AESOP) LLC reflecting our decisions to invest funds from vehicle sales as equity rather than as a repayment of debt, (iii) the net year-over-year impact of $56 million in transactions with our former operating businesses and (iv) $30 million for the acquisitions of vehicle rental franchisees. Our capital expenditures in first quarter 2008 were relatively consistent with first quarter 2007, and we anticipate aggregate capital expenditures will approximate $100 million in 2008.

We generated $471 million more cash from financing activities during first quarter 2008 in comparison with first quarter 2007. This change primarily reflects (i) a $499 million net increase in cash provided under our vehicle programs financing activities and (ii) a $17 million decrease in debt principal payments related to our corporate borrowings offset by a $46 million increase in cash utilized for the net repurchases and issuances of common stock.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2008, we had approximately $9 billion of indebtedness (including corporate indebtedness of approximately $1.8 billion and debt under vehicle programs of approximately $7.2 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of March 31, 2008	As of December 31, 2007	Change
Floating rate term loan (a) (b)	April 2012	$794	$796	$(2)
Floating rate notes (a)	May 2014	250	250	—
7 5/8% notes (a)	May 2014	375	375	—
7 3/4% notes (a)	May 2016	375	375	—

		1,794	1,796	(2)
Other		1	1	—

		$1,795	$1,797	$(2)

(a)

In connection with the Separation, Avis Budget Car Rental borrowed $1,875 million in April 2006, which consisted of (i) $1 billion of unsecured fixed and floating rate notes and (ii) an $875 million secured floating rate term loan under a credit facility. The floating rate term loan and floating rate notes bear interest at three month LIBOR plus 125 basis points and three month LIBOR plus 250 basis points, respectively. We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.

(b)

The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of substantially all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of March 31, 2008	As of December 31, 2007	Change
Debt due to Avis Budget Rental Car Funding (a)	$6,161	$4,646	$1,515
Budget Truck financing:
Budget Truck Funding program (b)	285	246	39
Capital leases	192	204	(12)
Other (c)	598	500	98

	$7,236	$5,596	$1,640

(a)

As of March 31, 2008, the principal sources of the $6.2 billion of debt are $5.5 billion of third party debt issued by Avis Budget Rental Car Funding, $479 million of our equity investment in Avis Budget Rental Car Funding and $168 million of interest rate derivative hedges. The increase principally reflects (i) $1.0 billion of incremental borrowings under our conduit facilities to support the acquisition of rental vehicles within our Domestic Car Rental operations and (ii) a $343 million increase in the our Investment in Avis Budget Rental Car Funding reflecting our decision to invest funds from vehicle sales into Avis Budget Rental Car Funding as equity rather than as a repayment of debt due to Avis Budget Rental Car Funding.

(b)	The increase primarily reflects incremental borrowings under our conduit facility to support the acquisition of rental vehicles within our Budget Truck rental fleet.
(c)

The increase primarily reflects incremental borrowings under our conduit facilities to support the acquisition of vehicles within our International Car Rental operations and new fleet loans to support the acquisition of certain vehicles for our Domestic Car Rental operations.

As of March 31, 2008, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$454	$1,046
Letter of credit facility (b)	303	—	303	—

(a)

This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006, has a five year term and currently bears interest of LIBOR plus 125 basis points. The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of substantially all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property.

(b)	Final maturity date is July 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at March 31, 2008.

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,406	$6,161	$1,245
Budget Truck financing:
Budget Truck Funding program (c)	400	285	115
Capital leases (d)	192	192	—
Other (e)	1,121	598	523

	$9,119	$7,236	$1,883

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $8.1 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $330 million of underlying vehicles and related assets.
(d)	In connection with these capital leases, there are corresponding assets of approximately $200 million classified within vehicles, net on our Consolidated Condensed Balance Sheet as of March 31, 2008.
(e)	The outstanding debt is collateralized by approximately $1.0 billion of vehicles and related assets.

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

Our liquidity position may be negatively affected by unfavorable conditions in the vehicle rental industry or the asset backed financing market. Additionally, our liquidity as it relates to vehicle programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs, (ii) increased costs associated with the principal financing program for our vehicle rental subsidiaries if General Motors Corporation, Ford Motor Company or Chrysler LLC is not able to honor its obligations to repurchase or guarantee the depreciation on the related vehicles, (iii) any disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market and (iv) default by any of the financial-guarantee firms that have insured a portion of our outstanding vehicle-backed debt. Our liquidity may also be negatively impacted if either Realogy or Wyndham is unable to meet its indemnification and other obligations under the agreements among us, Realogy, Wyndham and Travelport entered into in connection with the Separation. Access to our credit facilities may be limited if we were to fail to meet certain financial ratios or other requirements.

Additionally, we monitor the maintenance of required financial ratios and, as of March 31, 2008, we were not aware of any instances of non-compliance with all financial covenants under our credit facilities.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2007 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.6 billion from December 31, 2007 to approximately $2.3 billion at March 31, 2008. Any changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources— Debt and Financing Arrangements” and also within Notes 13 and 14 to our Consolidated Condensed Financial Statements.

As of March 31, 2008, our unrecognized tax benefits totaled $423 million substantially all of which are entitled to indemnification by Realogy and Wyndham. A reduction in the unrecognized tax benefits may occur upon settlement with tax authorities, including the Internal Revenue Service (“IRS”). The IRS has begun to examine our taxable years 2003 through 2006. While the ultimate settlement date is uncertain, we believe it is reasonably possible that examination for the taxable years 2003 through 2006 will conclude in 2010.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2007 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, income taxes, financial instruments and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2008 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

During first quarter 2008, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	SFAS No. 157, “Fair Value Measurements”

•	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

We will adopt the following recently issued standards as required:

•	SFAS No. 141(R), “Business Combinations”

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”

•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”

For detailed information regarding these pronouncements and the impact thereof on our business, see Notes 1 and 6 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

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

On April 8, 2008, the U.S. District Court for the Southern District of California granted the defendants’ motions to dismiss the putative class action lawsuit captioned Michael Shames et al. v. The Hertz Corp. et al., No. 07 CV 2174H (S.D. Cal.), on the ground that plaintiffs failed to state claims for which relief could be granted. This case was filed in November 2007 against the Company and six other rental car companies, as well as the California Travel and Tourism Commission and its Executive Director, and contained claims that the defendants had violated federal antitrust law and California’s Unfair Competition Law and False Advertising Law by allegedly agreeing to pass on airport concession fees and a state tourism commission assessment to passenger car renters in California. The plaintiffs have filed an amended complaint.

Item 1A.	Risk Factors

There were no material changes in any risk factors previously disclosed in our 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock in an aggregate amount of up to $50 million. The Company may repurchase shares from time to time and the timing and amount of repurchase transactions, if any, will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The Board also authorized the Company to enter into Rule 10b5-1 plans from time to time to facilitate the repurchase of its shares. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.

The following is a summary of information about Avis Budget Group’s common stock repurchases by month for the quarter ended March 31, 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plan
January 1-31, 2008	274,200	$11.72	274,200	$46,782,150
February 1-29, 2008	1,665,500	11.91	1,665,500	26,905,756
March 1-31, 2008	922,600	10.51	922,600	17,194,789

Total	2,862,300	11.44	2,862,300	17,194,789

(a)

Excludes, for the three months ended March 31, 2008, 62,007 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.
Date: May 7, 2008
/s/ David B. Wyshner
David B. Wyshner
Executive Vice President and Chief Financial Officer
Date: May 7, 2008
/s/ Brett Weinblatt
Brett Weinblatt
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2006).

10.1	Amendment to the Avis Budget Group, Inc. 2007 Equity And Incentive Plan dated March 20, 2008.

10.2

Amending Agreement No. 6 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar, Inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners.

10.3	Amending Agreement No. 7 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar, Inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Cendant Corporation is now known as Avis Budget Group, Inc.