Form 10-Q
period 2008-06-30
AVIS BUDGET GROUP, INC.
filed 2008-08-07
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock was 101,340,920 shares as of July 31, 2008.

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

•

an increase in our fleet costs as a result of an increase in the cost of new vehicles and/or a decrease in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

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

•

risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, the restrictive and financial covenants in agreements and instruments governing our debt and the amount of cash required to service all of our indebtedness;

•

the terms of agreements among us and the former real estate, hospitality and travel distribution businesses following the separation of those businesses from us during third quarter 2006, when we were known as Cendant Corporation (the “Separation”), particularly with respect to the allocation of assets and liabilities, including contingent liabilities and guarantees, commercial arrangements, the performance of each of the separated companies’ obligations under these agreements, and the former real estate business’ right to control the process for resolving disputes related to contingent liabilities and assets;

•

the continuation of a low trading price of our stock, which could limit our access to capital, be an indicator that our goodwill is impaired and/or result in a future charge to earnings for an impairment of our goodwill; and

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

Other factors and assumptions not identified above, including those described under “Risk Factors” set forth in Item 1A of our 2007 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above, as well as those described under “Risk Factors” set forth in Item 1A of our 2007 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Vehicle rental	$1,194	$1,175	$2,313	$2,252
Other	383	341	709	629

Net revenues	1,577	1,516	3,022	2,881

Expenses
Operating	811	785	1,588	1,496
Vehicle depreciation and lease charges, net	441	402	823	764
Selling, general and administrative	173	168	344	327
Vehicle interest, net	74	71	159	142
Non-vehicle related depreciation and amortization	20	20	39	43
Interest expense related to corporate debt, net	32	32	61	65
Separation costs, net	1	3	1	(3)

Total expenses	1,552	1,481	3,015	2,834

Income before income taxes	25	35	7	47
Provision for income taxes	10	12	3	12

Income from continuing operations	15	23	4	35
Gain on disposal of discontinued operations, net of tax	—	1	—	1

Net income	$15	$24	$4	$36

Earnings per share
Basic
Income from continuing operations	$0.15	$0.22	$0.04	$0.34
Net income	0.15	0.23	0.04	0.35
Diluted
Income from continuing operations	$0.15	$0.22	$0.04	$0.34
Net income	0.15	0.23	0.04	0.35

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$262	$214
Receivables, net	434	392
Deferred income taxes	44	42
Other current assets	492	570

Total current assets	1,232	1,218

Property and equipment, net	505	500
Deferred income taxes	255	234
Goodwill	1,000	1,000
Other intangibles, net	802	760
Other non-current assets	773	781

Total assets exclusive of assets under vehicle programs	4,567	4,493

Assets under vehicle programs:
Program cash	—	1
Vehicles, net	9,139	7,474
Receivables from vehicle manufacturers and other	119	276
Investment in Avis Budget Rental Car Funding (AESOP), LLC—related party	567	230

	9,825	7,981

Total assets	$14,392	$12,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,046	$1,094
Current portion of long-term debt	9	10

Total current liabilities	1,055	1,104

Long-term debt	1,784	1,787
Other non-current liabilities	953	998

Total liabilities exclusive of liabilities under vehicle programs	3,792	3,889

Liabilities under vehicle programs:
Debt	1,186	950
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,314	4,646
Deferred income taxes	1,254	1,246
Other	389	278

	9,143	7,120

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 136,734,089 and 136,706,236 shares	1	1
Additional paid-in capital	9,224	9,320
Accumulated deficit	(1,516)	(1,520)
Accumulated other comprehensive income	55	32
Treasury stock, at cost— 35,221,142 and 32,719,985 shares	(6,307)	(6,368)

Total stockholders’ equity	1,457	1,465

Total liabilities and stockholders’ equity	$14,392	$12,474

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income	$4	$36
Adjustments to arrive at income from continuing operations	—	(1)

Income from continuing operations	4	35

Adjustments to reconcile income from continuing operations to net cash provided by operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	39	43
Net change in assets and liabilities:
Receivables	(24)	(14)
Income taxes and deferred income taxes	(3)	12
Accounts payable and other current liabilities	23	(53)
Other, net	(19)	(11)

Net cash provided by continuing operating activities exclusive of vehicle programs	20	12

Vehicle programs:
Vehicle depreciation	820	759

	820	759

Net cash provided by continuing operating activities	840	771

Investing Activities
Property and equipment additions	(47)	(51)
Net assets acquired, net of cash acquired, and acquisition-related payments	(71)	(1)
Proceeds received on asset sales	9	8
Proceeds from sale of investment	—	106
Payments made to Realogy and Wyndham, net	1	(88)
Proceeds from dispositions of businesses, net of transaction-related payments	(1)	(1)
Other, net	(8)	(8)

Net cash used in investing activities exclusive of vehicle programs	(117)	(35)

Vehicle programs:
Decrease (increase) in program cash	1	(4)
Investment in vehicles	(6,202)	(6,480)
Proceeds received on disposition of vehicles	4,027	3,752
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	(343)	—

	(2,517)	(2,732)

Net cash used in investing activities	(2,634)	(2,767)

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Six Months Ended June 30,
	2008	2007
Financing Activities
Principal payments on borrowings	(5)	(39)
Issuances of common stock	—	39
Repurchases of common stock	(33)	—

Net cash used in financing activities exclusive of vehicle programs	(38)	—

Vehicle programs:
Proceeds from borrowings	5,799	6,287
Principal payments on borrowings	(4,136)	(4,362)
Net change in short-term borrowings	226	129
Other, net	(8)	(6)

	1,881	2,048

Net cash provided by financing activities	1,843	2,048

Effect of changes in exchange rates on cash and cash equivalents	(1)	3

Net increase in cash and cash equivalents	48	55
Cash and cash equivalents, beginning of period	214	172

Cash and cash equivalents, end of period	$262	$227

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

Separation. In connection with the separation of Cendant Corporation (as the Company was formerly known) into four independent companies (the “Separation”), the Company completed the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) on July 31, 2006 and completed the sale of Travelport, Inc. (“Travelport”) on August 23, 2006. During the three and six months ended June 30, 2007, the Company recorded costs (credits) of $3 million and $(3) million, respectively, in connection with the Separation, which included costs consisting primarily of professional and consulting fees, as well as a $14 million credit related to tax-related receivables from Realogy and Wyndham recognized in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) (see Note 8—Income Taxes).

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company is currently evaluating the impact of the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009.

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

The $1 million gain on disposal of discontinued operations, net of tax in the three and six months ended June 30, 2007 represents purchase price adjustments related to the sale of Travelport.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$15	$23	$4	$35
Gain on disposal of discontinued operations, net of tax	—	1	—	1

Net income	$15	$24	$4	$36

Basic weighted average shares outstanding	101.4	103.4	102.1	102.5
Stock options, warrants and restricted stock units (a)	—	1.4	—	1.2

Diluted weighted average shares outstanding	101.4	104.8	102.1	103.7

Earnings per share:
Basic
Income from continuing operations	$0.15	$0.22	$0.04	$0.34
Gain on disposal of discontinued operations	—	0.01	—	0.01

Net income	$0.15	$0.23	$0.04	$0.35

Diluted
Income from continuing operations	$0.15	$0.22	$0.04	$0.34
Gain on disposal of discontinued operations	—	0.01	—	0.01

Net income	$0.15	$0.23	$0.04	$0.35

_______

(a)     Excludes restricted stock units for which performance-based vesting criteria have not been achieved.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options (a)	5.3	3.0	5.3	4.6
Warrants	—	0.2	—	0.2

_______

(a)     The weighted average exercise price for anti-dilutive options for the three and six months ended June 30, 2008 was $24.97 and $24.96, respectively. The weighted average exercise price for anti-dilutive options for the three and six months ended June 30, 2007 was $39.32 and $35.25, respectively.

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

During the six months ended June 30, 2008, the Company acquired the exclusive rights to certain vehicle rental franchise territories and related assets, which included $23 million of associated vehicles, for $70 million in cash, resulting in trademark intangible assets of $46 million. These acquisitions for 2008 relate primarily to the Company’s Domestic Car Rental segment and were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

5.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements	$74	$19	$55	$75	$18	$57
Customer lists	19	7	12	19	7	12
Other	2	1	1	2	1	1

	$95	$27	$68	$96	$26	$70

Unamortized Intangible Assets
Goodwill	$1,000			$1,000

Trademarks	$734			$690

Amortization expense relating to all intangible assets was approximately $1 million during the second quarter of 2008 and 2007. For the six month periods ended June 30, 2008 and 2007, amortization expense was less than $2 million.

Based on the Company’s amortizable intangible assets at June 30, 2008, the Company expects amortization expense of approximately $2 million for the remainder of 2008 and approximately $3 million for each of the five fiscal years thereafter.

6.	Fair Value Measurements

SFAS No. 157 requires disclosures about the Company’s assets and liabilities that are measured at fair value. The Company used significant observable inputs (Level 2 inputs), other than quoted unadjusted prices from active markets (Level 1 inputs), to determine the fair value of its derivative assets and liabilities.

Valuation Techniques. Derivatives entered into by the Company are typically executed over-the-counter and are valued using internal valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The principal techniques used to value these instruments are discounted cash flows and Black-Scholes option valuation models. These models take into account a variety of factors including, where applicable, maturity, commodity prices, interest rate yield curves, credit curves, counterparty creditworthiness and currency exchange rates. These factors are applied on a consistent basis and are based upon observable inputs where available.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

Based on Significant Other Observable Inputs (Level 2):	As of June 30, 2008
Assets:
Interest rate swaps and other derivatives	$—
Interest rate caps under vehicle programs	3

Total	$3

Liabilities:
Interest rate swaps and other derivatives	$34
Interest rate swaps and other derivatives under vehicle programs	21

Total	$55

7.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of June 30, 2008	As of December 31, 2007
Rental vehicles	$10,072	$7,947
Less: Accumulated depreciation	(1,165)	(1,022)

	8,907	6,925
Vehicles held for sale, net	232	549

Vehicles, net	$9,139	$7,474

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Depreciation expense	$441	$407	$820	$759
Lease charges	8	12	16	26
Gain on sales of vehicles, net and cost of vehicle disposition	(8)	(17)	(13)	(21)

Vehicle depreciation and lease charges, net	$441	$402	$823	$764

During the three months ended June 30, 2008 and 2007, vehicle interest, net on the accompanying Consolidated Condensed Statements of Income excludes $33 million and $35 million, respectively, and for the six months ended June 30, 2008 and 2007, excludes $66 million and $71 million, respectively, of interest expense related to the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Condensed Statements of Income.

8.	Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2008 is a provision of 42.9%. Such rate differs from the Federal statutory rate of 35.0% primarily due to state taxes and differences in the amount of stock-based compensation recorded for book and tax purposes.

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2007 is a provision of 25.5%. Such rate differs from the Federal statutory rate of 35.0% primarily due to an increase in the receivables due from Realogy and Wyndham in connection with the adoption of FIN 48 and a corresponding credit to the Separation costs which is not subject to income taxes, as well as a decrease for changes in New York State and Canadian tax law.

9.	Other Current Assets

Other current assets consisted of:

	As of June 30, 2008	As of December 31, 2007
Receivables from Realogy (a)	$142	$169
Receivables from Wyndham (a)	95	122
Prepaid expenses	162	148
Other	93	131

	$492	$570

(a)

Represents amounts due for certain contingent and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation and services performed under the Transition Services Agreement entered into in connection with the Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At June 30, 2008 and December 31, 2007, there are corresponding liabilities recorded within accounts payable and other current liabilities. In connection with the Company’s adoption of FIN 48, receivables from Realogy and Wyndham related to income taxes were classified as non-current assets. At June 30, 2008, non-current assets related to income taxes receivable were $612 million.

10.	Equity Investment

At June 30, 2008, the Company’s equity-method investee and the Company’s approximate ownership interest, based on outstanding shares, are as follows:

Company	Percentage Ownership
Carey Holdings, Inc.	47.9%

The Company’s investment in Carey Holdings, Inc. (“Carey”) is recorded within other non-current assets on the Consolidated Condensed Balance Sheets and the Company’s share of Carey’s operating results is reported within operating expenses on the Consolidated Condensed Statements of Income. At June 30, 2008, the Company’s investment totaled $61 million and included $2 million of deferred acquisition costs. The Company has the option until October 2008 to increase its ownership stake in Carey to approximately 80%, subject to certain conditions that would most likely include the assumption or repayment of Carey’s existing indebtedness.

11.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of June 30, 2008	As of December 31, 2007
Accounts payable	$231	$210
Accrued payroll and related	160	171
Disposition related liabilities	120	125
Accrued legal settlements	110	121
Public liability and property damage insurance liabilities	108	109
Other	317	358

	$1,046	$1,094

12.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	As of June 30, 2008	As of December 31, 2007
Long-term income taxes payable	$422	$440
Public liability and property damage insurance liabilities	237	252
Other	294	306

	$953	$998

13.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Date	As of June 30, 2008	As of December 31, 2007
Floating rate term loan (a)	April 2012	$791	$796
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	375	375
7 3/4% notes	May 2016	375	375

		1,791	1,796
Other		2	1

Total long-term debt		1,793	1,797
Less: Current portion		9	10

Long-term debt		$1,784	$1,787

(a)

The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property.

In February 2007, the Company agreed to guarantee (the “Guarantee”) the payment of principal, premium, if any, and interest on the $1.0 billion aggregate principal amount of senior notes issued by Avis Budget Car Rental in April 2006 (the “Notes”). The Notes consist of Avis Budget Car Rental’s 7 5/8% Senior Notes due 2014, 7 3/4 % Senior Notes due 2016 and Floating Rate Senior Notes due 2014. In consideration for providing the Guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. The $14 million consideration is being treated as deferred income and being amortized over the life of the debt.

Committed Credit Facilities and Available Funding Arrangements

At June 30, 2008, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$572	$928
Letter of credit facility (b)	303	—	303	—

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

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of indebtedness by the Company and certain of its subsidiaries, mergers, liquidations, and sale and leaseback transactions. The credit facility also requires the maintenance of certain financial ratios. As of June 30, 2008, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

14.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of June 30, 2008	As of December 31, 2007
Debt due to Avis Budget Rental Car Funding (a)	$6,314	$4,646
Budget Truck financing:
Budget Truck Funding program (b)	336	246
Capital leases	179	204
Other (c)	671	500

	$7,500	$5,596

(a)

The increase principally reflects (i) $1.3 billion of incremental borrowings under the Company’s conduit facilities to support the acquisition of rental vehicles within the Company’s Domestic Car Rental operations during the six months ended June 30, 2008 and (ii) a $343 million increase in the Company’s investment in Avis Budget Rental Car Funding reflecting the Company’s decision to invest funds from vehicle sales into Avis Budget Rental Car Funding as equity rather than as a repayment of debt due to Avis Budget Rental Car Funding.

(b)	The increase primarily reflects incremental borrowings under the Company’s conduit facility to support the acquisition of rental vehicles within the Company’s Budget Truck rental fleet.
(c)

The increase primarily reflects incremental borrowings under the Company’s conduit facilities to support the acquisition of vehicles in the Company’s International Car Rental operations and additional fleet loans to support the acquisition of certain vehicles for the Company’s Domestic Car Rental operations.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at June 30, 2008:

	Vehicle- Backed Debt	Capital Leases	Total
Within 1 year	$3,240	$155	$3,395
Between 1 and 2 years	432	24	456
Between 2 and 3 years	1,974	—	1,974
Between 3 and 4 years	253	—	253
Between 4 and 5 years	900	—	900
Thereafter	522	—	522

Total	$7,321	$179	$7,500

As of June 30, 2008, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,889	$6,314	$575
Budget Truck financing:
Budget Truck Funding program (c)	375	336	39
Capital leases (d)	179	179	—
Other (e)	1,128	671	457

	$8,571	$7,500	$1,071

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $8.2 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $345 million of underlying vehicles and related assets.
(d)	In connection with these capital leases, there are corresponding assets of approximately $190 million within vehicles, net on the Company’s Consolidated Condensed Balance Sheet as of June 30, 2008.
(e)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions. As of June 30, 2008, the Company is not aware of any instances of non-compliance with such covenants.

15.	Commitments and Contingencies

Contingencies

The Internal Revenue Service (“IRS”) is examining the Company’s taxable years 2003 through 2006. Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities for uncertain tax positions for all years for which the statute of limitations has not expired. The Company has $422 million accrued for tax liabilities and believes these accruals to be adequate for all open years based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. The potential results of an audit or litigation related to these matters include a range of outcomes, which may involve material amounts. However, the Company is entitled to indemnification by Realogy and Wyndham for most pre-Separation tax matters and therefore does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

The Company is involved in litigation asserting claims associated with accounting irregularities discovered in 1998 at former CUC business units outside of the principal common stockholder class action litigation. The Company has accrued liabilities of approximately $103 million regarding such litigation matters. The Company does not believe that it is feasible to predict or determine the final outcome or resolution of such unresolved proceedings. Pursuant to the Separation Agreement (described below), Realogy and Wyndham have assumed all liabilities related to this litigation, as described below, and therefore a corresponding receivable has been established for such amount. Changes in liabilities related to such legal matters for which the Company is entitled to indemnification, and corresponding changes in the Company’s indemnification assets, are shown net within the separation costs, net line on the Consolidated Condensed Statements of Income.

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

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including contract disputes, business practices, insurance claims, intellectual property, environmental issues and other commercial, employment and tax matters, including patent claims, wage and hour claims and breach of contract claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse impact on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could adversely impact the Company’s results of operations or cash flows in a particular reporting period.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $1 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The Company is in the process of finalizing its purchase commitments with manufacturers for 2009 model-year vehicles, which will significantly increase the Company’s outstanding commitments. The Company’s featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively, although the Company purchases vehicles produced by numerous other manufacturers. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at June 30, 2008 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with General Motors Corporation and Ford Motor Company primarily with respect to receivables for program cars that have been returned to the car manufacturers and (ii) receivables from Realogy and Wyndham of $529 million and $327 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed during third quarter 2006. These guarantees relate primarily to various real estate leases. The maximum potential amount of future payments that the Company may be required to make under these guarantees is estimated to be approximately $332 million. At June 30, 2008, the liability recorded by the Company in connection with these guarantees was approximately $6 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification from Realogy, Wyndham and/or Travelport.

16.	Stockholders’ Equity

Dividends

For the six months ended June 30, 2008 and 2007, the Company did not pay cash dividends.

Share Repurchases

During the six months ended June 30, 2008, the Company used approximately $33 million of available cash to repurchase approximately 2.9 million shares of Avis Budget Group common stock under its common stock repurchase program. The Company did not repurchase any of its common stock during the six months ended June 30, 2007.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2008	$117	$(63)	$(22)	$32
Current period change	25	(2)	—	23

Balance, June 30, 2008	$142	$(65)	$(22)	$55

All components of accumulated other comprehensive income are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income.

The components of other comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$15	$24	$4	$36
Other comprehensive income:
Currency translation adjustments	14	26	25	34
Gains (losses) on cash flow hedges, net of tax	68	26	(2)	15

	82	52	23	49

Total comprehensive income	$97	$76	$27	$85

During the six months ended June 30, 2008, the Company recorded unrealized losses on cash flow hedges of $2 million, net of tax in accumulated other comprehensive income (loss), which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt. Such amount in the six months ended June 30, 2008, included $5 million, excluding tax, of unrealized losses on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding decrease in the Company’s Investment in Avis Budget Rental Car Funding (AESOP) LLC on the Consolidated Condensed Balance Sheet.

17.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards. The Company recorded pretax stock-based compensation expense of $2 million and $5 million ($1 million and $3 million, after tax) during second quarter 2008 and 2007, respectively, and $6 million and $9 million ($4 million and $5 million, after tax) during the six months ended June 30, 2008 and 2007, respectively, related to employee stock awards that were granted by the Company.

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

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	Six Months Ended June 30, 2008
	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options (b)	Weighted Average Exercise Price
Balance at January 1, 2008	2,330	$25.03	5,963	$26.16
Granted at fair market value	1,128	12.73	—	—
Vested/exercised	(503)	24.89	(5)	10.68
Cancelled	(112)	21.67	(615)	36.79

Balance at June 30, 2008 (a)	2,843	20.30	5,343	24.96

(a)

As of June 30, 2008, the Company’s outstanding RSUs had aggregate intrinsic value of $24 million. Aggregate unrecognized compensation expense related to RSUs amounted to $50 million as of June 30, 2008. The balance of RSUs at June 30, 2008 consists of 1,796 related to time-based awards and 1,047 related to performance-based awards.

(b)	All stock options outstanding as of June 30, 2008 are exercisable and have a weighted average remaining contractual life of 1.6 years.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of June 30, 2008 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life	Number of Options
Less than $15.00	1.1	874
$15.01 to $20.00	2.9	388
$20.01 to $25.00	1.9	214
$25.01 to $30.00	1.8	2,686
$30.01 to $35.00	1.2	1,160
$35.01 and above	0.3	21

	1.6	5,343

As of June 30, 2008, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, a weighted average remaining contractual life of 5.1 years and unrecognized compensation expense of $2 million.

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

	Three Months Ended June 30,
	2008		2007
	Revenues	EBITDA	Revenues	EBITDA(a)
Domestic Car Rental	$1,241	$46	$1,195	$59
International Car Rental	230	25	202	21
Truck Rental	105	8	114	10
Corporate and Other (b)	1	(2)	5	(3)

Total Company	$1,577	77	$1,516	87

Less: Non-vehicle related depreciation and amortization		20		20
Interest expense related to corporate debt, net		32		32

Income before income taxes		$25		$35

	Six Months Ended June 30,
	2008		2007
	Revenues	EBITDA	Revenues	EBITDA(a)
Domestic Car Rental	$2,377	$61	$2,279	$110
International Car Rental	460	55	393	45
Truck Rental	183	(2)	197	(1)
Corporate and Other (b)	2	(7)	12	1

Total Company	$3,022	107	$2,881	155

Less: Non-vehicle related depreciation and amortization		39		43
Interest expense related to corporate debt, net		61		65

Income before income taxes		$7		$47

(a)

In the three months ended June 30, 2007, EBITDA reflects Separation-related costs of $2 million in Domestic Car Rental, and $1 million within Corporate and Other, respectively. In the six months ended June 30, 2007, EBITDA reflects Separation-related costs (credits) of $3 million in Domestic Car Rental, and $(6) million within Corporate and Other, respectively.

(b)	Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses.

Since December 31, 2007, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment, for which assets under vehicle programs were approximately $8.1 billion and approximately $6.4 billion at June 30, 2008 and December 31, 2007, respectively.

19.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Balance Sheets as of June 30, 2008 and December 31, 2007, Consolidating Condensed Statements of Income for the three months and six months ended June 30, 2008 and 2007 and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s Guarantee of the Notes issued by Avis Budget Car Rental. See Note 13—Long-term Debt and Borrowing Arrangements for additional description of these Notes. The Notes have separate investors than the equity investors of the Company and the Notes are guaranteed by certain subsidiaries.

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

Consolidating Condensed Statements of Income

Three Months Ended June 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,038	$156	$—	$1,194
Other	1	—	284	537	(439)	383

Net revenues	1	—	1,322	693	(439)	1,577

Expenses
Operating	1	7	678	125	—	811
Vehicle depreciation and lease charges, net	—	—	385	219	(163)	441
Selling, general and administrative	3	—	149	21	—	173
Vehicle interest, net	—	—	67	52	(45)	74
Non-vehicle related depreciation and amortization	—	—	18	2	—	20
Interest expense related to corporate debt, net:
Interest expense	—	33	—	(1)	—	32
Intercompany interest expense (income)	—	(33)	33	—	—	—
Separation costs, net	—	1	—	—	—	1

Total expenses	4	8	1,330	418	(208)	1,552

Income (loss) before income taxes and equity in earnings of subsidiaries	(3)	(8)	(8)	275	(231)	25
Provision (benefit) for income taxes	(1)	3	(7)	15	—	10
Equity in earnings of subsidiaries	17	28	29	—	(74)	—

Net income	$15	$17	$28	$260	$(305)	$15

Six Months Ended June 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,992	$321	$—	$2,313
Other	1	—	519	1,032	(843)	709

Net revenues	1	—	2,511	1,353	(843)	3,022

Expenses
Operating	2	7	1,319	260	—	1,588
Vehicle depreciation and lease charges, net	—	—	714	624	(515)	823
Selling, general and administrative	6	—	296	42	—	344
Vehicle interest, net	—	—	146	111	(98)	159
Non-vehicle related depreciation and amortization	—	—	35	4	—	39
Interest expense related to corporate debt, net:
Interest expense, net	(1)	64	—	(2)	—	61
Intercompany interest expense (income)	—	(64)	64	—	—	—
Separation costs, net	—	1	—	—	—	1

Total expenses	7	8	2,574	1,039	(613)	3,015

Income (loss) before income taxes and equity in earnings of subsidiaries	(6)	(8)	(63)	314	(230)	7
Provision (benefit) for income taxes	(3)	3	(26)	29	—	3
Equity in earnings of subsidiaries	7	18	55	—	(80)	—

Net income	$4	$7	$18	$285	$(310)	$4

Three Months Ended June 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,033	$142	$—	$1,175
Other	3	—	257	566	(485)	341

Net revenues	3	—	1,290	708	(485)	1,516

Expenses
Operating	3	—	665	117	—	785
Vehicle depreciation and lease charges, net	—	—	352	404	(354)	402
Selling, general and administrative	1	—	145	22	—	168
Vehicle interest, net	—	—	67	85	(81)	71
Non-vehicle related depreciation and amortization	—	—	18	2	—	20
Interest expense related to corporate debt, net:
Interest expense	(1)	33	—	—	—	32
Intercompany interest expense (income)	—	(33)	33	—	—	—
Separation costs, net	1	2	—	—	—	3

Total expenses	4	2	1,280	630	(435)	1,481

Income (loss) before income taxes and equity in earnings of subsidiaries	(1)	(2)	10	78	(50)	35
Provision (benefit) for income taxes	(1)	(1)	4	10	—	12
Equity in earnings of subsidiaries	23	75	69	—	(167)	—

Income from continuing operations	23	74	75	68	(217)	23
Income from discontinued operations, net of tax	1	—	—	—	—	1

Net income	$24	$74	$75	$68	$(217)	$24

Six Months Ended June 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,970	$282	$—	$2,252
Other	5	—	462	1,062	(900)	629

Net revenues	5	—	2,432	1,344	(900)	2,881

Expenses
Operating	2	—	1,263	231	—	1,496
Vehicle depreciation and lease charges, net	—	—	671	750	(657)	764
Selling, general and administrative	7	—	277	43	—	327
Vehicle interest, net	—	—	134	154	(146)	142
Non-vehicle related depreciation and amortization	1	—	39	3	—	43
Interest expense related to corporate debt, net:
Interest expense	(2)	67	—	—	—	65
Intercompany interest expense (income)	—	(67)	67	—	—	—
Separation costs, net	(6)	3	—	—	—	(3)

Total expenses	2	3	2,451	1,181	(803)	2,834

Income (loss) before income taxes and equity in earnings of subsidiaries	3	(3)	(19)	163	(97)	47
Provision (benefit) for income taxes	(4)	(2)	(4)	22	—	12
Equity in earnings of subsidiaries	28	127	142	—	(297)	—

Income from continuing operations	35	126	127	141	(394)	35
Income from discontinued operations, net of tax	1	—	—	—	—	1

Net income	$36	$126	$127	$141	$(394)	$36

Consolidating Condensed Balance Sheets

As of June 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$17	$110	$10	$125	$—	$262
Receivables, net	—	87	241	106	—	434
Deferred income taxes	—	—	73	2	(31)	44
Other current assets	252	98	86	59	(3)	492

Total current assets	269	295	410	292	(34)	1,232

Property and equipment, net	—	186	268	51	—	505
Deferred income taxes	4	241	—	53	(43)	255
Goodwill	—	3	985	12	—	1,000
Other intangibles, net	—	17	691	94	—	802
Other non-current assets	674	68	24	7	—	773
Intercompany receivables (payables)	457	584	(1,032)	(9)	—	—
Investment in subsidiaries	853	2,101	2,522	—	(5,476)	—

Total assets exclusive of assets under vehicle programs	2,257	3,495	3,868	500	(5,553)	4,567

Assets under vehicle programs:
Vehicles, net	—	—	192	8,947	—	9,139
Receivables from vehicle manufacturers and other	—	—	—	119	—	119
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	567	—	567

	—	—	192	9,633	—	9,825

Total assets	$2,257	$3,495	$4,060	$10,133	$(5,553)	$14,392

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$280	$204	$479	$117	$(34)	$1,046
Current portion of long-term debt	—	9	—	—	—	9

Total current liabilities	280	213	479	117	(34)	1,055

Long-term debt	—	1,784	—	—	—	1,784
Other non-current liabilities	520	102	204	170	(43)	953

Total liabilities exclusive of liabilities under vehicle programs	800	2,099	683	287	(77)	3,792

Liabilities under vehicle programs:
Debt	—	84	179	923	—	1,186
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,314	—	6,314
Deferred income taxes	—	—	1,097	157	—	1,254
Other	—	4	—	385	—	389

	—	88	1,276	7,779	—	9,143

Total stockholders’ equity	1,457	1,308	2,101	2,067	(5,476)	1,457

Total liabilities and stockholders’ equity	$2,257	$3,495	$4,060	$10,133	$(5,553)	$14,392

As of December 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$37	$99	$12	$66	$—	$214
Receivables, net	2	67	220	103	—	392
Deferred income taxes	—	—	73	2	(33)	42
Other current assets	329	104	82	55	—	570

Total current assets	368	270	387	226	(33)	1,218

Property and equipment, net	—	175	275	50	—	500
Deferred income taxes	4	223	—	49	(42)	234
Goodwill	—	3	985	12	—	1,000
Other intangibles, net	—	17	648	95	—	760
Other non-current assets	681	72	22	6	—	781
Intercompany receivables (payables)	460	672	(1,007)	(125)	—	—
Investment in subsidiaries	841	2,063	2,496	—	(5,400)	—

Total assets exclusive of assets under vehicle programs	2,354	3,495	3,806	313	(5,475)	4,493

Assets under vehicle programs:
Program cash	—	—	—	1	—	1
Vehicles, net	—	—	207	7,267	—	7,474
Receivables from vehicle manufacturers and other	—	—	—	276	—	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	230	—	230

	—	—	207	7,774	—	7,981

Total assets	$2,354	$3,495	$4,013	$8,087	$(5,475)	$12,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$356	$233	$433	$105	$(33)	$1,094
Current portion of long-term debt	1	9	—	—	—	10

Total current liabilities	357	242	433	105	(33)	1,104

Long-term debt	—	1,787	—	—	—	1,787
Other non-current liabilities	532	110	218	180	(42)	998

Total liabilities exclusive of liabilities under vehicle programs	889	2,139	651	285	(75)	3,889

Liabilities under vehicle programs:
Debt	—	58	204	688	—	950
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,646	—	4,646
Deferred income taxes	—	—	1,088	158	—	1,246
Other	—	2	7	269	—	278

	—	60	1,299	5,761	—	7,120

Total stockholders’ equity	1,465	1,296	2,063	2,041	(5,400)	1,465

Total liabilities and stockholders’ equity	$2,354	$3,495	$4,013	$8,087	$(5,475)	$12,474

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$(2)	$72	$3	$876	$(109)	$840

Investing activities
Property and equipment additions	—	(28)	(13)	(6)	—	(47)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	—	(71)	—	—	(71)
Proceeds received on asset sales	—	6	1	2	—	9
Payments made to Realogy and Wyndham, net	1	—	—	—	—	1
Proceeds from dispositions of businesses, net of transaction-related payments	(1)	—	—	—	—	(1)
Other, net		(3)	(6)	1	—	(8)

Net cash used in investing activities exclusive of vehicle programs	—	(25)	(89)	(3)	—	(117)

Vehicle programs:
Increase in program cash	—	—	—	1	—	1
Investment in vehicles	—	(131)	(9)	(6,062)	—	(6,202)
Proceeds received on disposition of vehicles	—	67	1	3,959	—	4,027
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	(343)	—	(343)

	—	(64)	(8)	(2,445)	—	(2,517)

Net cash used in investing activities	—	(89)	(97)	(2,448)	—	(2,634)

Financing activities
Principal payments on borrowings	(1)	(4)	—	—	—	(5)
Repurchases of common stock	(33)	—	—	—	—	(33)
Net intercompany transactions	16	17	119	(261)	109	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	(18)	13	119	(261)	109	(38)

Vehicle programs:
Proceeds from borrowings	—	30	—	5,769	—	5,799
Principal payments on borrowings	—	(9)	(25)	(4,102)	—	(4,136)
Net change in short-term borrowings	—	—	—	226	—	226
Other, net	—	(6)	(2)	—	—	(8)

	—	15	(27)	1,893	—	1,881

Net cash provided by (used in) financing activities	(18)	28	92	1,632	109	1,843

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1)	—	(1)

Net increase (decrease) in cash and cash equivalents	(20)	11	(2)	59	—	48
Cash and cash equivalents, beginning of period	37	99	12	66	—	214

Cash and cash equivalents, end of period	$17	$110	$10	$125	$—	$262

Six Months Ended June 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$1	$14	$47	$799	$(90)	$771

Investing activities
Property and equipment additions	—	(25)	(20)	(6)	—	(51)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	—	(1)	—	—	(1)
Proceeds received on asset sales	—	6	—	2	—	8
Proceeds from sale of investment	106	—	—	—	—	106
Payments made to Realogy and Wyndham, net	(88)	—	—	—	—	(88)
Proceeds from dispositions of businesses, net of transaction-related payments	(1)	—	—	—	—	(1)
Other, net	—	(4)	(4)	—	—	(8)

Net cash provided by (used in) investing activities exclusive of vehicle programs	17	(23)	(25)	(4)	—	(35)

Vehicle programs:
Increase in program cash	—	—	—	(4)	—	(4)
Investment in vehicles	—	(57)	(58)	(6,365)	—	(6,480)
Proceeds received on disposition of vehicles	—	128	46	3,578	—	3,752

	—	71	(12)	(2,791)	—	(2,732)

Net cash provided by (used in) investing activities	17	48	(37)	(2,795)	—	(2,767)

Financing activities
Principal payments on borrowings	(1)	(38)	—	—	—	(39)
Issuances of common stock	39	—	—	—	—	39
Net intercompany transactions	(2)	(36)	6	(58)	90	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	36	(74)	6	(58)	90	—

Vehicle programs:
Proceeds from borrowings	—	—	—	6,287	—	6,287
Principal payments on borrowings	—	—	(26)	(4,336)	—	(4,362)
Net change in short-term borrowings	—	—	—	129	—	129
Other, net	(1)	(4)	(1)	—	—	(6)

	(1)	(4)	(27)	2,080	—	2,048

Net cash provided by (used in) financing activities	35	(78)	(21)	2,022	90	2,048

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	3	—	3

Net increase (decrease) in cash and cash equivalents	53	(16)	(11)	29	—	55
Cash and cash equivalents, beginning of period	35	75	29	33	—	172

Cash and cash equivalents, end of period	$88	$59	$18	$62	$—	$227

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

Car rental volumes are closely associated with the travel industry, particularly airline passenger volumes, or enplanements. Because we operate primarily in the United States and generate a significant portion of our revenue from our on-airport operations, we expect that our ability to generate revenue growth will be somewhat dependent on increases in domestic enplanements. We have also experienced significant per-unit fleet cost increases over the last three years, which have negatively impacted our margins. Accordingly, our ability to achieve profit margins consistent with prior periods remains dependent on our ability to successfully reflect corresponding changes in our pricing programs. Our vehicle rental operations are seasonal. Historically, the third quarter of the year has been our strongest quarter due to the increased level of leisure travel and household moving activity. Any occurrence that disrupts rental activity during the third quarter could have a disproportionate adverse effect on our results of operations. We have a predominantly variable cost structure and routinely adjust the size and, therefore, the cost of our rental fleet in response to fluctuations in demand. However, certain expenses, such as rent, are fixed and cannot be reduced in response to seasonal fluctuations in our operations.

We believe that the following trends, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which are now expected to decline in 2008 compared to 2007;

•	Rising per-unit car fleet costs, which we began to experience in 2005 and have continued with model-year 2008 vehicles;

•	Difficulty in achieving sustained pricing increases;

•	Our continued expansion in off-airport or local vehicle rentals, including insurance replacement rentals;

•	Increases in borrowing spreads for vehicle-related debt; and

•	Decreased demand for truck rentals, which has been impacted by household moving activity.

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

THREE MONTHS ENDED JUNE 30, 2008 VS. THREE MONTHS ENDED JUNE 30, 2007

Our consolidated results of operations comprised the following:

	Three Months Ended June 30,
	2008	2007	Change
Net revenues	$1,577	$1,516	$61
Total expenses	1,552	1,481	71

Income before income taxes	25	35	(10)
Provision for income taxes	10	12	(2)

Income from continuing operations	15	23	(8)
Gain on disposal of discontinued operations, net of tax	—	1	(1)

Net income	$15	$24	$(9)

During second quarter 2008, our net revenues increased $61 million (4%) compared to second quarter 2007, driven by our car rental operations which experienced a 3% increase in T&M revenue, due primarily to a 3% increase in rental days, and a 15% increase in ancillary revenues. The growth in our car rental operations was partially offset by an 8% decrease in truck rental revenue. Ancillary revenue growth was primarily driven by increases in airport concession and vehicle licensing revenues, rentals of GPS navigation units, and sales of insurance products and other items. In addition, the total revenue increase includes $20 million related to the effect of foreign currency exchange rate fluctuations on the translation of our international operations results into U.S. dollars.

The total expense increase of $71 million (5%) was principally due to increases of (i) $39 million (10%) in vehicle depreciation and lease charges resulting from a 2% growth in our average car rental fleet and higher per unit vehicle costs, (ii) $26 million (3%) in operating expenses largely due to the 3% increase in car rental days, (iii) $5 million in selling, general and administrative expenses related to increases in marketing and commission expenditures, most of which are volume-related, and other items, and (iv) $3 million in vehicle interest expense. The increase in total expenses includes an adverse impact from foreign exchange currency rates of $18 million. As a result of these items, offset by a $2 million reduction in our provision for income taxes, our income from continuing operations decreased $8 million.

Our effective tax rate for continuing operations was a provision of 40.0% and 34.3% for the second quarter 2008 and 2007, respectively.

Following is a discussion of the results of each of our reportable segments during the three months ended June 30:

	Revenues			EBITDA
	2008	2007	% Change	2008	2007	% Change
Domestic Car Rental	$1,241	$1,195	4%	$46	$59	(22%)
International Car Rental	230	202	14	25	21	19
Truck Rental	105	114	(8)	8	10	(20)
Corporate and Other (a)	1	5	*	(2)	(3)	*

Total Company	$1,577	$1,516		77	87

Less: Non-vehicle related depreciation and amortization				20	20
Interest expense related to corporate debt, net				32	32

Income before income taxes				$25	$35

(*)	Not meaningful.
(a)

Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. EBITDA for 2007 also includes Separation-related costs of $3 million.

Domestic Car Rental

Revenues increased $46 million (4%) while EBITDA decreased $13 million (22%) in second quarter 2008 compared with second quarter 2007, primarily due to a modest increase in car rental volume and increased ancillary revenues offset by increased fleet costs.

The revenue increase of $46 million was comprised of a $13 million (1%) increase in T&M revenue and a $33 million (13%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 3% increase in rental days while T&M revenue per day declined 1% from second quarter 2007. The $33 million increase in ancillary revenues was due primarily to (i) a $14 million increase in gasoline sales, which was more than offset in EBITDA by $17 million of higher gasoline expense, (ii) a $13 million increase in rentals of GPS navigation units, sales of insurance products and other items, and (iii) a $6 million increase in airport concession and vehicle licensing revenues, $4 million of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities.

The favorable effect of incremental T&M revenues was offset in EBITDA by $35 million (11%) of increased fleet depreciation and lease charges resulting from a 2% increase in the average size of our domestic rental fleet and an 8% increase in per-unit fleet costs. EBITDA also reflected a $4 million (1%) increase in operating and selling, general and administrative expenses including (i) $6 million of incremental operating expenses primarily representing inflationary increase in salaries and wages, off-airport rental expense and other costs, (ii) a $5 million increase in selling, general and administrative expense related primarily to increased travel agency commissions and (iii) a $7 million increase in expenses associated with increased car rental volume and fleet size, primarily related to agency operator commissions, credit card fees and other items, offset by a $14 million reduction in insurance costs due to favorable experience. EBITDA also reflected the absence of a $4 million gain on the mark-to-market of gasoline hedges recorded in the second quarter 2007.

International Car Rental

Revenues and EBITDA increased $28 million (14%) and $4 million (19%), respectively, in second quarter 2008 compared with second quarter 2007, primarily due to the impact of foreign currency exchange rate movements and growth in ancillary revenues.

The revenue increase of $28 million was comprised of a $15 million (11%) increase in car rental T&M revenue and a $13 million (22%) increase in ancillary revenues. The total growth in revenue includes a $20 million increase related to foreign currency exchange rates, impacting T&M revenue by $14 million and ancillary revenues by $6 million, and was largely offset in EBITDA by the opposite impact of foreign exchange on expenses. The increase in T&M revenue was principally driven by an 8% increase in T&M revenue per day and a 3% increase in the number of days a car was rented. The $13 million increase in ancillary revenues was due primarily to (i) a $6 million increase in counter sales of insurance, GPS rentals and other items, (ii) a $5 million increase in airport concession and vehicle licensing revenues, which was offset in EBITDA by $4 million of higher airport concession and vehicle licensing expense remitted to airport and other regulatory authorities, and (iii) a $2 million increase in gasoline sales, which was largely offset in EBITDA by higher gasoline costs.

The favorable effect of incremental T&M revenues was partially offset in EBITDA by $6 million (13%) of increased fleet depreciation and lease charges, reflecting a 2% increase in the average size of our international rental fleet and an 11% increase in per unit-fleet costs. EBITDA also reflects $12 million of incremental operating expenses including (i) an $8 million increase in salaries and wages, rents and other costs and (ii) $4 million in additional agency operator commissions and other vehicle costs, offset by a $4 million reduction in lower insurance costs due to favorable experience. The cost increases primarily reflect year-over-year exchange rate movements.

Truck Rental

Revenues and EBITDA declined $9 million (8%) and $2 million (20%), respectively, in second quarter 2008 compared with second quarter 2007.

The revenue decrease was primarily due to a decline in T&M revenue, which reflected a 10% decrease in T&M revenue per day, while rental days were essentially unchanged year over year. The decrease in T&M revenue per day was primarily the result of a decrease in commercial and one-way volumes. EBITDA benefited from $2 million (7%) less fleet depreciation, interest and lease charges reflecting lower per-unit fleet costs and also reflected a decrease of $5 million in operating expenses primarily relating to commission expense as a result of the decrease in T&M revenue.

SIX MONTHS ENDED JUNE 30, 2008 VS. SIX MONTHS ENDED JUNE 30, 2007

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2008	2007	Change
Net revenues	$3,022	$2,881	$141
Total expenses	3,015	2,834	181

Income before income taxes	7	47	(40)
Provision for income taxes	3	12	(9)

Income from continuing operations	4	35	(31)
Gain on disposal of discontinued operations, net of tax	—	1	(1)

Net income	$4	$36	$(32)

During the six months ended June 30, 2008, our total revenues increased $141 million (5%) principally due to a $61 million (3%) increase in T&M revenue reflecting a 3% increase in domestic and international car rental days, and an $80 million (13%) increase in ancillary revenues due to counter sales of insurance products, GPS navigation unit rentals, fees charged to customers and other items. These increases were partially offset by a decrease in T&M revenue within our Truck Rental segment due primarily to a 10% decrease in T&M revenue per day. In addition, the total revenue increase includes $48 million related to the effect of foreign currency exchange rate fluctuations on the translation of our international operations results into U.S. dollars.

The total expense increase of $181 million (6%) was principally due to increases of (i) $92 million (6%) in operating expenses largely resulting from the 3% increase in car rental days and higher gasoline costs, (ii) $59 million (8%) in vehicle depreciation and lease charges resulting from 3% growth in our average car rental fleet and higher per-unit vehicle costs, (iii) $17 million in vehicle interest expense principally related to mark-to-market losses on interest-rate hedges in 2008, and (iv) $17 million in selling, general and administrative expenses related to increases in marketing and commission expenditures, most of which are volume-related, and other items. The increase in total expenses includes an adverse impact from foreign exchange currency rates of $42 million. These year-over-year increases were partially offset by a $4 million decrease in non-vehicle depreciation and amortization and interest expense related to corporate debt. As a result of these items, offset by a $9 million decrease in our provision for income taxes, our income from continuing operations decreased $31 million.

Our effective tax rate for continuing operations was a provision of 42.9% and 25.5% for the six months ended June 30, 2008 and 2007, respectively. The increase in our effective tax rate for 2008 was primarily due to differences in the amount of stock-based compensation recorded for book and tax purposes. Our effective tax rate for 2007 was less than the federal statutory rate of 35% primarily due to a Separation-related credit recorded in connection with the adoption of FIN 48 that was not subject to income tax as well as a decrease for changes in New York State and Canadian tax law.

Following is a discussion of the results of each of our reportable segments during the six months ended June 30:

	Revenues			EBITDA
	2008	2007	% Change	2008	2007	% Change
Domestic Car Rental	$2,377	$2,279	4%	$61	$110	(45%)
International Car Rental	460	393	17	55	45	22
Truck Rental	183	197	(7)	(2)	(1)	*
Corporate and Other (a)	2	12	*	(7)	1	*

Total Company	$3,022	$2,881		107	155

Less: Non-vehicle related depreciation and amortization				39	43
Interest expense related to corporate debt, net				61	65

Income before income taxes				$7	$47

(*)	Not meaningful.
(a)

Includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of certain non-strategic businesses. EBITDA for 2007 also includes Separation-related credits of $3 million.

Domestic Car Rental

Revenues increased $98 million (4%) while EBITDA decreased $49 million (45%) in the six months ended June 30, 2008 compared with the same period in 2007. Revenue increased primarily due to an increase in ancillary revenues and increased car rental volume. EBITDA margins were negatively impacted in the first half by lower car rental pricing and increased fleet costs.

The revenue increase of $98 million was comprised of a $37 million (2%) increase in T&M revenue and a $61 million (13%) increase in ancillary revenues. The increase in T&M revenue was principally driven by a 3% increase in rental days while T&M revenue per day decreased by 1% year over year. The $61 million increase in ancillary revenues was due primarily to (i) a $26 million increase in rentals of GPS navigation units, sales of insurance products and other items, (ii) a $13 million increase in airport concession and vehicle licensing revenues, $7 million of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, and (iii) a $23 million increase in gasoline sales, which was more than offset in EBITDA by $32 million of higher gasoline expense.

The favorable effect of incremental T&M revenues was offset in EBITDA by $53 million (9%) of increased fleet depreciation and lease charges resulting from a 3% increase in the average size of our domestic rental fleet and a 6% increase in per-unit fleet costs. EBITDA also reflects $55 million of incremental operating expenses including (i) $26 million of additional expenses associated with increased car rental volume and fleet size, primarily related to agency operator commissions, vehicle maintenance costs, credit card fees, and other items, offset by a $13 million reduction in insurance expense due to favorable experience, (ii) $20 million of increased selling, general and administration expense primarily related to higher travel agency commissions, travel incentive programs and other marketing costs, most of which are volume-related, (iii) $12 million of incremental expenses largely representing inflationary increases in salaries and wages, off-airport rental expense and other costs, and (iv) $13 million of increased vehicle interest expense year-over-year due in part to mark-to-market losses on interest rates hedges recorded through the six months ended June 30, 2008.

International Car Rental

Revenues and EBITDA increased $67 million (17%) and $10 million (22%), respectively, in the six months ended June 30, 2008 compared with the same period in 2007, primarily due to the impact of foreign currency exchange rate movements, increased ancillary revenues and higher demand for car rentals.

The revenue increase of $67 million was comprised of a $39 million (14%) increase in car rental T&M revenue and a $28 million (25%) increase in ancillary revenues. The total growth in revenue includes a $48 million increase related to foreign currency exchange rates, impacting T&M revenue by $34 million and ancillary revenues by $14 million, and was largely offset in EBITDA by the opposite impact of foreign exchange on expenses in the amount of $42 million. The increase in T&M revenue was principally driven by a 10% increase in T&M revenue per day, primarily due to movements in foreign currency exchange rates, and a 3% increase in the number of days a car was rented. The $28 million increase in ancillary revenues was due primarily to (i) a $15 million increase in counter sales of insurance, GPS rentals and other items, (ii) a $10 million increase in airport concession and vehicle licensing revenues, which was offset in EBITDA by $10 million of higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, and (iii) a $3 million increase in gasoline sales, which was fully offset in EBITDA by higher gasoline costs.

The favorable effect of incremental T&M revenues was partially offset in EBITDA by $12 million (13%) of increased fleet depreciation and lease charges, reflecting a 3% increase in the average size of our international rental fleet and a 9% increase in per-unit fleet costs. EBITDA also reflects $31 million of incremental operating expenses including (i) a $15 million increase in salaries and wages, rents and other costs and (ii) a $10 million increase in agency operator commissions, and other vehicle costs, offset by a $3 million reduction in lower insurance costs due to favorable experience. The cost increases primarily reflect year-over-year exchange rate movements.

Truck Rental

Revenues declined $14 million (7%) while EBITDA declined by $1 million in the six months ended June 30, 2008 compared with the same period in 2007.

The revenue decrease was primarily due to a decline in T&M revenue, which reflected a 10% decrease in T&M revenue per day, offset by a 1% increase in rental days. EBITDA benefited from $5 million (8%) less fleet depreciation, interest and lease charges reflecting lower per-unit fleet costs, and also reflected a decrease of $3 million in operating commission expense primarily as a result of the decrease in T&M revenue.

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

FINANCIAL CONDITION

	June 30, 2008	December 31, 2007	Change
Total assets exclusive of assets under vehicle programs	$4,567	$4,493	$74
Total liabilities exclusive of liabilities under vehicle programs	3,792	3,889	(97)
Assets under vehicle programs	9,825	7,981	1,844
Liabilities under vehicle programs	9,143	7,120	2,023
Stockholders’ equity	1,457	1,465	(8)

Total assets exclusive of assets under vehicle programs increased $74 million principally due to (i) a $48 million increase in cash and cash equivalents (see “Liquidity and Capital Resources – Cash Flows” for a detailed discussion), (ii) a $42 million increase in other intangible assets, net related primarily to our acquisition of nineteen vehicle rental franchises during the first six months of 2008, (iii) a $42 million increase in accounts receivable, and (iv) a $23 million increase in deferred taxes. These increases were offset by a $62 million decrease in receivables due from Realogy and Wyndham, $54 million within other current assets and $8 million within other non-current assets, and a $28 million decrease in income tax receivables.

Total liabilities exclusive of liabilities under vehicle programs decreased $97 million primarily due to (i) a $24 million decrease in advertising and marketing related liabilities, (ii) a $23 million decrease in tax liabilities for which we are entitled to indemnification from Realogy and Wyndham, (iii) an $18 million decrease in income taxes payable, (iv) a $15 million decrease in non-current insurance liabilities, (v) an $11 million decrease in accrued payroll related liabilities, which related primarily to the payment of the 2007 annual incentives in first quarter 2008, and (vi) an $11 million decrease in accrued legal settlements. These decreases were partially offset by an increase of $21 million in accounts payable.

Assets under vehicle programs increased approximately $1.8 billion primarily due to (i) approximately $1.7 billion of net additions, principally to our Domestic vehicle rental fleets to meet seasonal needs and (ii) a $337 million increase in our Investment in Avis Budget Rental Car Funding (AESOP) LLC due to capital contribution reflecting our decision to invest funds from vehicle sales as equity rather than as a repayment of debt. These increases were partially offset by a $160 million decrease in receivables from vehicle manufacturers.

Liabilities under vehicle programs increased approximately $2.0 billion, reflecting $1.9 billion additional borrowings to support the growth in our vehicle rental fleet described above, and a $109 million increase in invoices from manufacturers for vehicles received. See “Liquidity and Capital Resources-Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity decreased $8 million, primarily due to the repurchase of approximately $33 million of our common stock and a $7 million decrease in additional paid-in capital for Separation-related adjustments offset by (i) a $23 million increase in accumulated other comprehensive income primarily as a result of currency translation adjustments, (ii) a $4 million increase related to the amortization expense of restricted stock units and (iii) net income of $4 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At June 30, 2008, we had $262 million of cash on hand, an increase of $48 million from $214 million at December 31, 2007. The following table summarizes such increase:

	Six Months Ended June 30,
	2008	2007	Change
Cash provided by (used in):
Operating activities	$840	$771	$69
Investing activities	(2,634)	(2,767)	133
Financing activities	1,843	2,048	(205)
Effect of exchange rate changes	(1)	3	(4)

Net change in cash and cash equivalents	$48	$55	$(7)

During the six months ended June 30, 2008, we generated $69 million more cash from operating activities in comparison to the same period in 2007. This change principally reflects a $58 million reduction in our working capital requirements and a $15 million decrease related to income taxes and deferred income taxes.

We used $133 million less cash in investing activities during the six months ended June 30, 2008 compared with the same period in 2007. This change primarily reflects the activities of our vehicle programs, which used $553 million less cash due to our fleet management decisions, including increasing the average hold period of our vehicle fleet, offset by (i) a $343 million capital contribution to Avis Budget Rental Car Funding (AESOP) LLC in the first quarter 2008, reflecting our decision to invest funds from vehicle sales as equity rather than as a repayment of debt, (ii) $70 million of incremental spending for acquisitions of vehicle rental franchises and (iii) a net year-over-year decrease of $17 million in transactions with our former operating businesses. Our capital expenditures in second quarter 2008 were relatively consistent with the same period in 2007, and we anticipate aggregate capital expenditures will approximate $90-95 million in 2008.

We generated $205 million less cash from financing activities during the six months ended June 30, 2008 in comparison with the same period in 2007. This change primarily reflects (i) a $167 million net decrease in cash provided under our vehicle programs’ financing activities mainly due to a decrease in proceeds from borrowings and (ii) a $72 million increase in cash utilized for the net repurchases and issuances of common stock, partially offset by a $33 million decrease in debt principal payments related to our corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2008, we had approximately $9.3 billion of indebtedness (including corporate indebtedness of approximately $1.8 billion and debt under vehicle programs of approximately $7.5 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of June 30, 2008	As of December 31, 2007	Change
Floating rate term loan (a) (b)	April 2012	$791	$796	$(5)
Floating rate notes (a)	May 2014	250	250	—
7 5/8% notes (a)	May 2014	375	375	—
7 3/4% notes (a)	May 2016	375	375	—

		1,791	1,796	(5)
Other		2	1	1

		$1,793	$1,797	$(4)

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

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP), LLC):

	As of June 30, 2008	As of December 31, 2007	Change
Debt due to Avis Budget Rental Car Funding (a)	$6,314	$4,646	$1,668
Budget Truck financing:
Budget Truck Funding program (b)	336	246	90
Capital leases	179	204	(25)
Other (c)	671	500	171

	$7,500	$5,596	$1,904

(a)

As of June 30, 2008, the principal sources of the $6.3 billion of debt are $5.8 billion of third party debt issued by Avis Budget Rental Car Funding, $444 million of our equity investment in Avis Budget Rental Car Funding and $79 million of interest rate derivative hedges. The increase principally reflects (i) $1.3 billion of incremental borrowings under our conduit facilities to support the acquisition of rental vehicles within our Domestic Car Rental operations and (ii) a $343 million increase in the our Investment in Avis Budget Rental Car Funding reflecting our decision to invest funds from vehicle sales into Avis Budget Rental Car Funding as equity rather than as a repayment of debt due to Avis Budget Rental Car Funding.

(b)	The increase primarily reflects incremental borrowings under our conduit facility to support the acquisition of rental vehicles within our Budget Truck rental fleet.
(c)

The increase primarily reflects incremental borrowings under our conduit facilities to support the acquisition of vehicles within our International Car Rental operations and additional fleet loans to support the acquisition of certain vehicles for our Domestic Car Rental operations.

As of June 30, 2008, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$572	$928
Letter of credit facility (b)	303	—	303	—

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

(b)	Final maturity date is July 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at June 30, 2008:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,889	$6,314	$575
Budget Truck financing:
Budget Truck Funding program (c)	375	336	39
Capital leases (d)	179	179	—
Other (e)	1,128	671	457

	$8,571	$7,500	$1,071

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $8.2 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $345 million of underlying vehicles and related assets.
(d)	In connection with these capital leases, there are corresponding assets of approximately $190 million classified within vehicles, net on our Consolidated Condensed Balance Sheet as of June 30, 2008.
(e)	The outstanding debt is collateralized by approximately $1.2 billion of vehicles and related assets.

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

Our liquidity position may be negatively affected by unfavorable conditions in the vehicle rental industry or the asset backed financing market. Additionally, our liquidity as it relates to vehicle programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs, (ii) increased costs associated with the principal financing program for our vehicle rental subsidiaries if General Motors Corporation, Ford Motor Company or Chrysler LLC is not able to honor its obligations to repurchase or guarantee the depreciation on the related vehicles, (iii) any disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market and (iv) default by any of the financial-guarantee firms that have insured a portion of our outstanding vehicle-backed debt. Also see Part II Item 1A Risk Factors for additional information.

Additionally, we monitor the maintenance of required financial ratios and, as of June 30, 2008, we were not aware of any instances of non-compliance with all financial covenants under our credit facilities.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2007 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $3.9 billion from December 31, 2007 to approximately $1.0 billion at June 30, 2008. We are currently negotiating our purchase commitments with manufacturers for model-year 2009 vehicles. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources— Debt and Financing Arrangements” and also within Notes 13 and 14 to our Consolidated Condensed Financial Statements.

As of June 30, 2008, our unrecognized tax benefits totaled $422 million. We are entitled to indemnification from Realogy and Wyndham for substantially all of such amount. A reduction in the unrecognized tax benefits may occur upon settlement with tax authorities, including the Internal Revenue Service (“IRS”). The IRS has begun to examine our taxable years 2003 through 2006. While the ultimate settlement date is uncertain, we believe it is reasonably possible that examination for the taxable years 2003 through 2006 will conclude in 2010.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2007 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes, financial instruments and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2008 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

At December 31, 2007, we recorded a goodwill impairment charge of approximately $1.2 billion based on our assessment at that date. Our stock price decreased significantly during June 2008. We will continue to monitor our goodwill for potential impairment and may be required to record an additional charge to earnings in the future if the price continues to trade at a low level and/or if other events indicate that an impairment exists.

We will adopt the following recently issued accounting pronouncements as required:

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

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

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

Vehicle Rental Litigation

With respect to the complaint filed by Giuseppe Demarte and Mona Self against Budget Truck Rental, LLC (“BTR”) in the Superior Court of the State of California, County of Los Angeles, relating to BTR’s refueling practices and procedures, court approval of the settlement was obtained in May 2008. The settlement principally provides that class members will be entitled to receive a payment or coupons which may be redeemed for discounts on truck or car rental charges, and that BTR will issue written communications to its California locations and post signage at such locations with respect to refueling practices and procedures. The aggregate value of the payments and coupons to be issued in connection with the settlement is estimated to be less than $1 million.

Plaintiffs have dismissed the Ludwig v. Avis Rent A Car System, Inc. matter commenced in the Superior Court of California in and for Los Angeles on behalf of plaintiffs and all others similarly situated claiming violations of California Civil Code Section 1936 and unlawful, unfair or fraudulent business practices under California Business and Professions Code Section 17203. Section 1936 of the California Civil Code establishes the additional daily rates which a rental car company may charge for the optional loss damage waiver product based on the manufacturer suggested retail price (MSRP) of the vehicle in 2002 with Consumer Price Index increases to the MSRP commencing January 1, 2003. Plaintiffs had contended that the amount of the daily charge imposed for certain classes of vehicles exceeded the amount set forth in the statute based on the vehicle cost.

On July 24, 2008, the U.S. District Court for the Southern District of California granted our motions to dismiss with respect to the state law claims and denied our motion to dismiss with respect to the federal antitrust claim in the putative class action lawsuit captioned Michael Shames et al. v. The Hertz Corp. et al., No. 07 CV 2174H (S.D. Cal.). An amended complaint was filed in May 2008 against the Company and six other rental car companies, as well as the California Travel and Tourism Commission, and contained claims that the defendants had violated federal antitrust law and California’s Unfair Competition Law and False Advertising Law by allegedly agreeing to pass on airport concession fees and a state tourism commission assessment to passenger car renters in California. The court has dismissed all claims against the California Travel and Tourism Commission. We intend to continue to vigorously defend this suit as we believe it is without merit.

Corporate Litigation

With respect to CSI Investments et al. v. Cendant et al. (S.D.N.Y) (“Credentials Litigation”), an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998, the judgment entered in favor of plaintiffs in the amount of approximately $94.3 million plus attorneys fees and accrued interest was affirmed in May 2008 following the denial of our and plaintiffs’ motions for reconsideration. We filed a notice of appeal on May 23, 2008 and plaintiffs filed a notice of cross appeal on June 2, 2008. Pursuant to the Separation Agreement, Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of any liability related to the Credentials Litigation; therefore, we expect that any judgment or payment related to the Credentials Litigation will have no net impact on our financial statements or cash balances.

Item 1A.	Risk Factors

We recorded a charge for goodwill impairment in the fourth quarter of 2007, and our goodwill may be further impaired in the future, which may require us to record an additional charge to earnings.

Under generally accepted accounting principles, we perform a goodwill impairment assessment as required, which includes, among other things, a reconciliation of current equity market capitalization to stockholders’ equity. In the fourth quarter of 2007, our total stockholders’ equity significantly exceeded our equity market capitalization and based on our goodwill impairment assessment, we recorded a charge of approximately $1.2 billion for goodwill impairment. During June 2008, our stock price decreased significantly and has not subsequently increased. We may be required to record an additional impairment in the future including as a result of continued reduction to our equity market capitalization, which would result in a negative impact on our results of operations.

We have been adversely impacted by the downturn in the U.S. economy and may be further adversely impacted.

The U.S. economy is currently experiencing a pronounced downturn, including a tightening of credit markets, rising commodity prices, a weak housing market and reduced airline passenger traffic. Historically, our results of operations have declined during periods of general economic weakness. During the first half of 2008, several airlines announced capacity reductions and higher fares in the face of high fuel prices and overall slower economic growth. In 2007, we generated approximately 81% of our domestic car rental revenue from our corporate-owned on-airport locations; therefore, a decline in airline passenger traffic, which can be affected by economic downturns, higher fares and increased fuel prices, will typically have an adverse impact on our results of operations. While our revenues increased in the first half of 2008 compared to the first half of 2007, the effects of economic factors have caused the results of our operations for the first half of 2008 to be lower than in the same period in 2007, and we currently expect that our results for our Domestic Car Rental segment for full-year 2008 will be lower than in 2007. If economic conditions in the United States do not improve or worsen, our results of operations could be adversely impacted beyond 2008. In addition, a substantial and prolonged adverse performance in our results of operations could impact our ability to satisfy the financial covenants included in our debt documents, including our senior secured credit facility, which could result in higher borrowing costs and/or the need to seek amendments and waivers to avoid the termination of lending commitments or acceleration of maturity of amounts outstanding.

Item 4.	Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of Stockholders on June 5, 2008, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 15, 2008, a copy of which has been filed previously with the Securities and Exchange Commission, at which our stockholders approved the election of eight directors for a term of one year and ratified the appointment of Deloitte & Touche LLP as the auditors of the financial statements for fiscal year 2008. Set forth below are the voting results from the Annual Meeting.

Proposal 1: To elect eight directors for a one-year term.

Results:

	In Favor	Withheld
Ronald L. Nelson	93,893,582	2,453,930
Mary C. Choksi	93,242,160	3,105,352
Leonard S. Coleman	94,390,261	1,957,251
Martin L. Edelman	88,195,236	8,152,276
John D. Hardy, Jr.	94,666,387	1,681,125
Lynn Krominga	93,246,581	3,100,931
F. Robert Salerno	93,829,666	2,517,846
Stender E. Sweeney	93,246,918	3,100,594

Proposal 2:	To ratify the appointment of Deloitte & Touche LLP as Avis Budget Group’s Independent Auditors for the year ending December 31, 2008.

Results:

For	Against	Abstain
94,794,808	1,477,834	74,870

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: August 7, 2008	/s/ David B. Wyshner
David B. Wyshner
Executive Vice President and
Chief Financial Officer

Date: August 7, 2008	/s/ Brett D. Weinblatt
Brett D. Weinblatt
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2006).

10.1	Amended and Restated Series 2005-2 Supplement, dated May 20, 2008, between Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as trustee and as Series 2005-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, between Avis Budget Rental Car Funding (AESOP) LLC, as issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2008).

10.2	Amending Agreement No. 8 to the fourth Amended and Restated Limited Partnership Agreement among Aviscar, inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street funding Trust, as limited partners.

10.3	Amendment No. 3 to the Series 2006-1 Supplement, dated as of February 15, 2008, among Centre Point funding, LLC (formerly known as Budget Truck Funding, LLC), as Issuer, Deutsche Bank Securities, Inc., as Administrative Agent, certain CP conduit Purchasers, certain Funding Agents, certain APA Banks and The Bank of New York Trust Company, N.A., as Trustee.

10.4	Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Cendant Corporation is now known as Avis Budget Group, Inc.