Form 10-Q
period 2008-09-30
AVIS BUDGET GROUP, INC.
filed 2008-11-07
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the issuer’s common stock was 101,409,998 shares as of October 31, 2008.

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

•

the results of operations or financial condition of the manufacturers of our cars, which could impact their ability to perform their payment obligations under repurchase and/or guaranteed depreciation arrangements they have with us, and/or their willingness or ability to make cars available to us or the rental car industry as a whole on commercially reasonable terms or at all;

•	the downturn in airline passenger traffic in the United States and in the other international locations in which we operate;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the locations in which we operate;

•	the decline in general economic conditions and in the housing market;

•	our dependence on third-party distribution channels;

•	a disruption or decline in rental activity, particularly during our peak season or in key market segments;

•	a significant increase in interest rates or in borrowing costs or a fluctuation in interest rates, which can impact the valuation of our derivatives;

•	our ability to successfully implement our business strategy for growth;

•	our ability to accurately estimate our future results;

•	our ability to successfully integrate operations upon the acquisition of other businesses;

•	a major disruption in our communication or centralized information networks;

•	our exposure to uninsured claims in excess of historic levels;

•	our failure or inability to comply with regulations or any changes in regulations;

•	any impact on us from the actions of our licensees, dealers and independent contractors;

•	substantial increases in fuel costs or decreases in fuel supply;

•

our requirement for substantial capital and a disruption in our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market;

•	risks related to our indebtedness, including our substantial amount of debt and our ability to incur substantially more debt;

•	our ability to meet the financial covenants contained in our senior credit facility and certain asset-backed funding arrangements;

•

the terms of agreements among us and the former real estate, hospitality and travel distribution businesses following the separation of those businesses from us during third quarter 2006, when we were known as Cendant Corporation (the “Separation”), particularly with respect to the allocation of assets and liabilities, including contingent liabilities and guarantees, commercial arrangements, the ability of each of the separated companies to perform its obligations, including its indemnification obligations, under these agreements, and the former real estate business’ right to control the process for resolving disputes related to contingent liabilities and assets;

•

the continuation of a low trading price of our stock, which could limit our access to capital, be an indicator that our goodwill or other intangible assets are impaired and/or result in a future charge to earnings for an impairment of our goodwill or other intangible assets; and

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

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Vehicle rental	$1,298	$1,348	$3,611	$3,600
Other	403	371	1,112	1,000

Net revenues	1,701	1,719	4,723	4,600

Expenses
Operating	847	835	2,435	2,331
Vehicle depreciation and lease charges, net	473	441	1,296	1,205
Selling, general and administrative	171	176	513	504
Vehicle interest, net	74	96	234	237
Non-vehicle related depreciation and amortization	23	21	62	64
Interest expense related to corporate debt, net	31	31	92	97
Separation costs	—	3	2	—
Restructuring charges	6	—	6	—
Impairment	1,262	—	1,262	—

Total expenses	2,887	1,603	5,902	4,438

Income (loss) before income taxes	(1,186)	116	(1,179)	162
Provision (benefit) for income taxes	(180)	53	(176)	64

Income (loss) from continuing operations	(1,006)	63	(1,003)	98
Loss from discontinued operations, net of tax	—	(3)	—	(3)
Gain on disposal of discontinued operations, net of tax	—	43	—	45

Net income (loss)	$(1,006)	$103	$(1,003)	$140

Earnings per share
Basic
Income (loss) from continuing operations	$(9.91)	$0.60	$(9.84)	$0.95
Net income (loss)	(9.91)	1.00	(9.84)	1.36
Diluted
Income (loss) from continuing operations	$(9.91)	$0.60	$(9.84)	$0.94
Net income (loss)	(9.91)	0.99	(9.84)	1.34

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$374	$214
Receivables, net	311	392
Deferred income taxes	49	42
Other current assets	439	570

Total current assets	1,173	1,218

Property and equipment, net	498	500
Deferred income taxes	412	234
Goodwill	76	1,000
Other intangibles, net	479	760
Other non-current assets	844	781

Total assets exclusive of assets under vehicle programs	3,482	4,493

Assets under vehicle programs:
Program cash	—	1
Vehicles, net	8,029	7,474
Receivables from vehicle manufacturers and other	331	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	562	230

	8,922	7,981

Total assets	$12,404	$12,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$972	$1,094
Current portion of long-term debt	9	10

Total current liabilities	981	1,104

Long-term debt	1,782	1,787
Other non-current liabilities	1,045	998

Total liabilities exclusive of liabilities under vehicle programs	3,808	3,889

Liabilities under vehicle programs:
Debt	1,262	950
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,586	4,646
Deferred income taxes	1,220	1,246
Other	148	278

	8,216	7,120

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding
Common stock, $.01 par value—authorized 250 million shares; issued 136,760,302 and 136,706,236 shares	1	1
Additional paid-in capital	9,217	9,320
Accumulated deficit	(2,523)	(1,520)
Accumulated other comprehensive income (loss)	(21)	32
Treasury stock, at cost— 35,151,733 and 32,719,985 shares	(6,294)	(6,368)

Total stockholders’ equity	380	1,465

Total liabilities and stockholders’ equity	$12,404	$12,474

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income (loss)	$(1,003)	$140
Adjustments to arrive at income (loss) from continuing operations	—	(42)

Income (loss) from continuing operations	(1,003)	98

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	62	64
Goodwill, tradename and equity investment impairment	1,262	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	24	(41)
Income taxes and deferred income taxes	(193)	67
Accounts payable and other current liabilities	(13)	(33)
Other, net	12	12

Net cash provided by operating activities exclusive of vehicle programs	151	167

Vehicle programs:
Vehicle depreciation	1,267	1,205

Net cash provided by operating activities	1,418	1,372

Investing Activities
Property and equipment additions	(65)	(70)
Net assets acquired, net of cash acquired and acquisition-related payments	(88)	(6)
Proceeds received on asset sales	13	12
Proceeds from sale of investment	—	106
Payments made to Realogy and Wyndham, net	3	(94)
Other, net	(14)	(37)

Net cash used in investing activities exclusive of vehicle programs	(151)	(89)

Vehicle programs:
Decrease (increase) in program cash	1	(6)
Investment in vehicles	(7,023)	(8,522)
Proceeds received on disposition of vehicles	5,021	5,782
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	(343)	—

	(2,344)	(2,746)

Net cash used in investing activities	(2,495)	(2,835)

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Nine Months Ended September 30,
	2008	2007
Financing Activities
Principal payments on borrowings	(7)	(42)
Issuances of common stock	—	49
Repurchases of common stock	(33)	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	(40)	7

Vehicle programs:
Proceeds from borrowings	6,836	8,218
Principal payments on borrowings	(5,927)	(6,793)
Net change in short-term borrowings	388	160
Other, net	(8)	(5)

	1,289	1,580

Net cash provided by financing activities	1,249	1,587

Effect of changes in exchange rates on cash and cash equivalents	(12)	6

Net increase in cash and cash equivalents	160	130
Cash and cash equivalents, beginning of period	214	172

Cash and cash equivalents, end of period	$374	$302

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

Separation. In connection with the separation of Cendant Corporation (as the Company was formerly known) into four independent companies (the “Separation”), the Company completed the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) on July 31, 2006 and completed the sale of Travelport, Inc. (“Travelport”) on August 23, 2006. During the three months ended September 30, 2007, the Company incurred costs of $3 million in connection with the Separation. During the nine months ended September 2008, the Company incurred costs of $2 million in connection with the Separation. Such costs consisted primarily of professional and consulting fees. Separation expenses were insignificant in the nine months ended September 30, 2007, as they include a $14 million credit related to tax-related receivables from Realogy and Wyndham recognized in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”.

Impairment. In connection with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate that an impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values and reviewing the Company’s market capitalization as compared to stockholders’ equity.

The Company performed an assessment of the fair value of its goodwill, intangible assets and the Company’s investment in Carey Holdings, Inc. (“Carey”) in third quarter 2008. The Company uses a discounted cash flow model and incorporates assumptions that it believes marketplace participants would utilize. The Company recorded a $1,262 million ($1,056 million, net of tax) charge during third quarter 2008 to reflect (i) the impairment of goodwill, (ii) the impairment of the Company’s tradenames asset and (iii) the impairment of its investment in Carey. These charges reflect the decline in their fair value below their carrying value, primarily as a result of reduced market valuations for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs. Domestic Car Rental recorded $882 million and International Car Rental recorded $275 million for goodwill and tradename impairment, Truck Rental recorded $87 million for goodwill impairment, and $18 million was recorded within Corporate and Other for the charge related to Carey.

The total impairment charge for the three and nine months ended September 30, 2008 was recorded as follows:

Goodwill impairment	$923
Tradename impairment	321
Investment impairment	18

$1,262

Adoption of New Accounting Standards during 2008

Fair Value Measurements. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition, SFAS No. 157 requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives, and the credit spreads of the Company’s counterparties when measuring the fair value of assets, including derivatives. The Company adopted SFAS No. 157 on January 1, 2008, as required, and it had no impact to the Company’s financial statements at the time of adoption (see Note 7-Fair Value Measurements).

In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides guidance on how to determine the fair value of financial assets when the market for that financial asset is not active. The provisions of FSP SFAS 157-3 were effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP SFAS 157-3 on September 30, 2008, as required, and it did not have a significant impact to the Company’s financial statements at the time of adoption.

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The election to use the fair value option is available when an entity first recognizes a financial asset or a financial liability or upon entering into a firm commitment. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company adopted SFAS No. 159 on January 1, 2008 and has elected not to apply the fair value option to measure any of its financial assets or liabilities.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquiror to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141(R) also requires the acquiror in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) requires an acquiror to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and to revise prior period financial statements in subsequent filings for changes. In addition, SFAS No. 141(R) requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price and those restructuring costs that an acquiror expected but was not obligated to incur to be recognized separately from the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and does not believe it will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosures in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 applies prospectively, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented, and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 also asks entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008; however, comparative disclosures for earlier periods at initial adoption are encouraged. The Company will provide the additional disclosures required relating to its derivative instruments and hedging activities when it adopts SFAS No. 161 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In September 2008, the FASB issued FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 require additional disclosures by entities regarding credit derivatives, including the nature of the instrument, its purpose, performance requirements, potential future payments and its fair value, as well as requiring disclosure of the performance risk of certain guarantees. This FSP also clarifies the required adoption date of SFAS No. 161. The provisions of FSP SFAS 133-1 and FIN 45-4 regarding credit derivatives and guarantees apply prospectively for fiscal years, and interim periods within those fiscal years, ending after November 15, 2008; however, comparative disclosures for earlier periods at initial adoption are encouraged. The Company does not currently have credit derivatives but will provide the additional disclosures required relating to certain guarantees when it adopts FSP SFAS 133-1 and FIN 45-4 on December, 31 2008, as required, and is currently evaluating the impact of such adoption on its financial statements.

2.	Discontinued Operations

The $3 million loss from discontinued operations, net of tax for the three and nine months ended September 30, 2007, represents a tax charge due to an increase in non-deductible expenses on discontinued operations. The $43 million and $45 million gain on disposal of discontinued operations, net of tax for the three and nine months ended September 30, 2007, respectively, primarily represents a tax benefit realized as a result of certain elections made in connection with the Travelport disposition on the income tax returns filed during the third quarter 2007.

3.	Restructuring Charges

The Company has been reviewing, planning for and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The restructuring charges related to these activities are being accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. During third quarter 2008, as part of this process, the Company eliminated approximately 740 positions, resulting in the termination of approximately 600 employees within the Company’s Domestic Car Rental and International Car Rental segments. The Company recorded a restructuring charge of $6 million in third quarter 2008, all of which is anticipated to be cash and $3 million of which has been paid as of September 30, 2008. This charge primarily represents severance, outplacement services and other costs associated with employee terminations. The Company is continuing to look at other initiatives expected to reduce costs and may incur further restructuring costs.

The initial recognition of the restructuring charges and the corresponding utilization from inception are summarized by category as follows:

Personnel Related (a)
2008 Restructuring initial charge	$6
Cash payments	3

Balance at September 30, 2008	$3

(a)

The initial charge primarily represents severance benefits resulting from the reductions in staff. The Company formally communicated the termination of employment to approximately 600 employees, representing a wide range of employee groups. As of September 30, 2008, the Company terminated substantially all of these employees.

The restructuring charges and corresponding utilization are recorded within the Company’s segments as follows:

	Domestic Car Rental	International Car Rental	Total
2008 Restructuring initial charge	$5	$1	$6
Cash payments	3	—	3

Balance at September 30, 2008	$2	$1	$3

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	$(1,006)	$63	$(1,003)	$98
Loss from discontinued operations, net of tax	—	(3)	—	(3)
Gain on disposal of discontinued operations, net of tax	—	43	—	45

Net income (loss)	$(1,006)	$103	$(1,003)	$140

Basic weighted average shares outstanding	101.6	103.9	101.9	102.9
Stock options, warrants and restricted stock units (a)	—	1.1	—	1.2

Diluted weighted average shares outstanding (b)	101.6	105.0	101.9	104.1

Earnings per share:
Basic
Income (loss) from continuing operations	$(9.91)	$0.60	$(9.84)	$0.95
Loss from discontinued operations	—	(0.02)	—	(0.03)
Gain on disposal of discontinued operations	—	0.42	—	0.44

Net income (loss)	$(9.91)	$1.00	$(9.84)	$1.36

Diluted
Income (loss) from continuing operations	$(9.91)	$0.60	$(9.84)	$0.94
Loss from discontinued operations	—	(0.02)	—	(0.03)
Gain on disposal of discontinued operations	—	0.41	—	0.43

Net income (loss)	$(9.91)	$0.99	$(9.84)	$1.34

(a)	Excludes restricted stock units for which performance-based vesting criteria have not been achieved.
(b)

The Company incurred a loss from continuing operations for the three and nine months ended September 30, 2008; therefore, all outstanding stock options and restricted stock units are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options (a)	5.3	6.0	5.3	4.8
Warrants	—	0.2	—	0.2

(a)

For the three and nine months ended September 30, 2008, all outstanding stock options were anti-dilutive, as the Company incurred a loss from continuing operations. The weighted average exercise price for anti-dilutive options for the three and nine months ended September 30, 2007 was $32.97 and $34.76, respectively.

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

During the nine months ended September 30, 2008, the Company acquired the exclusive rights to certain vehicle rental franchise territories and related assets, which included $36 million of associated vehicles, for $87 million in cash, resulting in $50 million valued as trademark intangible assets. These acquisitions for 2008 relate to the Company’s Domestic Car Rental and International Rental Car segments. These acquisitions were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

6.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements	$73	$20	$53	$75	$18	$57
Customer lists	19	7	12	19	7	12
Other	2	1	1	2	1	1

	$94	$28	$66	$96	$26	$70

Unamortized Intangible Assets
Goodwill	$76			$1,000

Trademarks	$413			$690

During the three and nine months ended September 30, 2008, the Company assessed its goodwill and other intangible assets for impairment and determined that an impairment had occurred (see Note 1- Basis of Presentation and Recently Issued Accounting Pronouncements).

The changes to the carrying amount of goodwill during 2008 are as follows:

	Balance at January 1, 2008	Goodwill Impairment	Adjustments to Goodwill (a)	Balance at September 30, 2008
Domestic Car Rental	$569	$(569)	$—	$—
International Car Rental	329	(267)	(1)	61
Truck Rental	102	(87)	—	15

	$1,000	$(923)	$(1)	$76

(a)	The adjustments to goodwill are primarily due to fluctuations in foreign currency.

The changes to the carrying amount of trademarks during 2008 are as follows:

	Balance at January 1, 2008	Tradename Impairment	Adjustments to Trademarks (a)	Balance at September 30, 2008
Domestic Car Rental	$594	$(313)	$46	$327
International Car Rental	95	(8)	(2)	85
Truck Rental	1	—	—	1

	$690	$(321)	$44	$413

(a)

The total adjustments to trademarks of $44 million are primarily the result of business acquisitions that amounted to $46 million within Domestic Car Rental and $4 million within International Car Rental, respectively, offset by a $6 million decrease within International Car Rental due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was approximately $1 million during the third quarter of 2008 and 2007. For the nine month periods ended September 30, 2008 and 2007, amortization expense was approximately $2 million.

Based on the Company’s amortizable intangible assets at September 30, 2008, the Company expects amortization expense of approximately $1 million for the remainder of 2008 and approximately $3 million for each of the five fiscal years thereafter.

7.	Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

Based on Significant Other Observable Inputs (Level 2):	As of September 30, 2008
Assets:
Interest rate swaps and other derivatives	$2
Interest rate swaps and other derivatives under vehicle programs	1

Total	$3

Liabilities:
Interest rate swaps and other derivatives	$35
Interest rate swaps and other derivatives under vehicle programs	9

Total	$44

8.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of September 30, 2008	As of December 31, 2007
Rental vehicles	$8,571	$7,947
Less: Accumulated depreciation	(1,195)	(1,022)

	7,376	6,925
Vehicles held for sale	653	549

Vehicles, net	$8,029	$7,474

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Depreciation expense	$448	$446	$1,267	$1,205
Lease charges	18	11	34	37
(Gain) loss on sales of vehicles, net and cost of vehicle disposition	7	(16)	(5)	(37)

Vehicle depreciation and lease charges, net	$473	$441	$1,296	$1,205

During the three months ended September 30, 2008 and 2007, vehicle interest, net on the accompanying Consolidated Condensed Statements of Operations excludes $33 million and $35 million, respectively, and for the nine months ended September 30, 2008 and 2007, excludes $99 million and $106 million, respectively, of interest expense related to the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Condensed Statements of Operations.

9.	Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2008 is a benefit of 14.9%. Such rate differs from the Federal statutory rate of 35.0% primarily due to the impact of the non-deductible portion of the impairment charges, state taxes and differences in the amount of stock-based compensation recorded for book and tax purposes.

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2007 is a provision of 39.5%. Such rate differs from the Federal statutory rate of 35.0% primarily due to state taxes.

10.	Other Current Assets

Other current assets consisted of:

	As of September 30, 2008	As of December 31, 2007
Receivables from Realogy (a)	$132	$169
Receivables from Wyndham (a)	87	122
Prepaid expenses	152	148
Other	68	131

	$439	$570

(a)

Represents amounts due for certain contingent and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation and services performed under the Transition Services Agreement entered into in connection with the Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At September 30, 2008 and December 31, 2007, there are corresponding liabilities recorded within accounts payable and other current liabilities.

11.	Equity Investment

At September 30, 2008, the Company’s equity-method investee and the Company’s approximate ownership interest, based on outstanding shares, are as follows:

Company	Percentage Ownership
Carey Holdings, Inc.	47.9%

The Company’s investment in Carey Holdings, Inc. (“Carey”) is recorded within other non-current assets on the Consolidated Condensed Balance Sheets and the Company’s share of Carey’s operating results is reported within operating expenses on the Consolidated Condensed Statements of Operations. During third quarter 2008, the Company recorded an $18 million charge ($11 million, net of tax) for an impairment to its investment in Carey to reflect the decline of the investment’s fair value below its carrying value. The impairment relates to the Company’s common equity investment in Carey and its option to acquire an additional ownership stake in Carey. At September 30, 2008, the Company’s investment totaled $44 million, including $2 million of deferred acquisition costs and $1 million of net income, representing the Company’s share of Carey’s operating results for the nine months ended September 30, 2008.

12.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of September 30, 2008	As of December 31, 2007
Accounts payable	$179	$210
Accrued payroll and related	149	171
Disposition related liabilities	108	125
Accrued legal settlements	108	121
Public liability and property damage insurance liabilities	108	109
Other	320	358

	$972	$1,094

13.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	As of September 30, 2008	As of December 31, 2007
Long-term income taxes payable	$456	$440
Public liability and property damage insurance liability	237	252
Other	352	306

	$1,045	$998

14.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Date	As of September 30, 2008	As of December 31, 2007
Floating rate term loan (a)	April 2012	$789	$796
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	375	375
7 3/4% notes	May 2016	375	375

		1,789	1,796
Other		2	1

Total long-term debt		1,791	1,797
Less: Current portion		9	10

Long-term debt		$1,782	$1,787

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

Committed Credit Facilities and Available Funding Arrangements

At September 30, 2008, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$590	$910
Letter of credit facility (b)	303	—	303	—

(a)

This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006, has a five year term and as of September 30, 2008 bears interest at one month LIBOR plus 125 basis points. The floating rate term loan and the revolving credit facility are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property.

(b)	Final maturity date is July 2010.

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of indebtedness by the Company and certain of its subsidiaries, mergers, liquidations, and sale and leaseback transactions. The credit facility also requires the maintenance of certain financial ratios. As of September 30, 2008, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants. Due to the reduced demand for travel services, rising borrowing costs and other factors, the Company may be unable to generate sufficient earnings in subsequent quarterly periods to enable it to satisfy the financial covenants contained in its senior credit facilities. Failure to comply with these covenants would cause an “event of default” under such facilities. The Company therefore intends to seek waivers of such covenants or amendments to such facilities.

15.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of September 30, 2008	As of December 31, 2007
Debt due to Avis Budget Rental Car Funding (a)	$5,586	$4,646
Budget Truck financing:
Budget Truck Funding program (b)	335	246
Capital leases	165	204
Other (c)	762	500

	$6,848	$5,596

(a)

The increase principally reflects (i) $597 million of incremental borrowings under the Company’s various debt arrangements to support the acquisition of rental vehicles within the Company’s Domestic Car Rental operations during the nine months ended September 30, 2008 and (ii) a $343 million increase in the Company’s investment in Avis Budget Rental Car Funding primarily reflecting the Company’s decision to invest funds from vehicle sales into Avis Budget Rental Car Funding as equity rather than as a repayment of debt due to Avis Budget Rental Car Funding.

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

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at September 30, 2008:

	Vehicle- Backed Debt	Capital Leases	Total
Within 1 year	$2,636	$151	$2,787
Between 1 and 2 years	1,216	14	1,230
Between 2 and 3 years	1,070	—	1,070
Between 3 and 4 years	1,150	—	1,150
Between 4 and 5 years	—	—	—
Thereafter	611	—	611

	$6,683	$165	$6,848

As of September 30, 2008, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,711	$5,586	$1,125
Budget Truck financing:
Budget Truck Funding program (c)	335	335	—
Capital leases (d)	165	165	—
Other (e)	1,044	762	282

	$8,255	$6,848	$1,407

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $7.3 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $344 million of underlying vehicles and related assets.
(d)

In connection with these capital leases, there are corresponding assets of approximately $174 million within vehicles, net on the Company’s Consolidated Condensed Balance Sheet as of September 30, 2008.

(e)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions. As of September 30, 2008, the Company is not aware of any instances of non-compliance with such covenants.

16.	Commitments and Contingencies

Contingencies

The Internal Revenue Service (“IRS”) is examining the Company’s taxable years 2003 through 2006. Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities for uncertain tax positions for all years for which the statute of limitations has not expired. The Company has $456 million accrued for tax liabilities and believes these accruals to be adequate for all open years based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. The potential results of an audit or litigation related to these matters include a range of outcomes, which may involve material amounts. However, the Company is entitled to indemnification by Realogy and Wyndham for most pre-Separation tax matters and therefore does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

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

In connection with the spin-offs of Realogy and Wyndham, the Company entered into the Separation Agreement, pursuant to which Realogy assumed 62.5% and Wyndham assumed 37.5% of certain contingent and other corporate liabilities of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the separation of Travelport from the Company (“Assumed Liabilities”). Realogy is entitled to receive 62.5% and Wyndham is entitled to receive 37.5% of the proceeds from certain contingent corporate assets of the Company, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, arising or accrued on or prior to the separation of Travelport from the Company (“Assumed Assets”). Additionally, if Realogy or Wyndham were to default on its payment of costs or expenses to the Company related to any Assumed Liabilities the Company would be responsible for 50% of the defaulting party’s obligation. In such event, the Company would be allowed to use the defaulting party’s share of the proceeds of any Assumed Assets as a right of offset. Realogy and Wyndham have also agreed to guarantee each other’s as well as the Company’s obligation under each entity’s deferred compensation plans for amounts deferred in respect of 2005 and earlier years.

The Company does not believe that the impact of any unresolved proceedings constituting Assumed Liabilities related to the CUC accounting irregularities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities as well as other liabilities related to the Company’s litigation that are not related to its vehicle rental operations. Such litigation assumed by Realogy and Wyndham includes litigation which was retained by the Company in connection with the sale of its former Marketing Services division.

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

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $2.7 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The Company is in the process of finalizing its purchase commitments with manufacturers for 2009 model-year vehicles. The Company’s featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively, although the Company purchases vehicles produced by numerous other manufacturers. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at September 30, 2008 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with General Motors Corporation and Ford Motor Company primarily with respect to receivables for program cars that have been returned to the car manufacturers and (ii) risks related to receivables from Realogy and Wyndham of $571 million and $351 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed during third quarter 2006. These guarantees relate primarily to various real estate leases. The maximum potential amount of future payments that the Company may be required to make under these guarantees is estimated to be approximately $316 million. At September 30, 2008, the liability recorded by the Company in connection with these guarantees was approximately $6 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification from Realogy, Wyndham and/or Travelport; however, there can be no assurance that such entities will perform with respect to such indemnification obligations.

17.	Stockholders’ Equity

Dividends

For the nine months ended September 30, 2008 and 2007, the Company did not pay cash dividends.

Share Repurchases

During the nine months ended September 30, 2008, the Company used approximately $33 million of available cash to repurchase approximately 2.9 million shares of Avis Budget Group common stock under its common stock repurchase program. The Company did not repurchase any of its common stock during the nine months ended September 30, 2007.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2008	$117	$(63)	$(22)	$32
Current period change	(49)	(4)	—	(53)

Balance, September 30, 2008	$68	$(67)	$(22)	$(21)

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,006)	$103	$(1,003)	$140
Other comprehensive income (loss):
Currency translation adjustments	(74)	20	(49)	54
Losses on cash flow hedges, net of tax	(3)	(52)	(4)	(38)

	(77)	(32)	(53)	16

Total comprehensive income (loss)	$(1,083)	$71	$(1,056)	$156

During the nine months ended September 30, 2008, the Company recorded unrealized losses on cash flow hedges of $4 million, net of tax in accumulated other comprehensive income (loss), which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt. Such amount in the nine months ended September 30, 2008, included $11 million, excluding tax, of unrealized losses on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding decrease in the Company’s Investment in Avis Budget Rental Car Funding (AESOP) LLC on the Consolidated Condensed Balance Sheet.

18.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards. The Company recorded stock-based compensation expense of $4 million and $5 million ($2 million and $3 million, after tax) during third quarter 2008 and 2007, respectively, and $11 million and $13 million ($6 million and $8 million, after tax) during the nine months ended September 30, 2008 and 2007, respectively, related to employee stock awards that were granted by the Company.

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

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	Nine Months Ended September 30, 2008
	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options (b)	Weighted Average Exercise Price
Balance at January 1, 2008	2,330	$25.03	5,963	$26.16
Granted at fair market value	1,136	12.69	—	—
Vested/exercised	(549)	24.85	(5)	10.68
Cancelled	(170)	21.01	(652)	36.25

Balance at September 30, 2008 (a)	2,747	20.20	5,306	24.94

(a)

As of September 30, 2008, the Company’s outstanding RSUs had aggregate intrinsic value of $16 million. Aggregate unrecognized compensation expense related to RSUs amounted to $46 million as of September 30, 2008. The balance of RSUs at September 30, 2008 consists of 1,759 related to time-based awards and 988 related to performance-based awards.

(b)	All stock options outstanding as of September 30, 2008 are exercisable and have a weighted average remaining contractual life of 1.6 years.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of September 30, 2008 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life	Number of Options
Less than $15.00	1.9	873
$15.01 to $20.00	2.6	387
$20.01 to $25.00	1.7	214
$25.01 to $30.00	1.6	2,659
$30.01 to $35.00	1.2	1,152
$35.01 and above	0.1	21

	1.6	5,306

As of September 30, 2008, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, a weighted average remaining contractual life of 4.8 years and unrecognized compensation expense of $2 million.

19.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-vehicle related depreciation and amortization, any impairment of goodwill, other intangible asset or equity investment, non-vehicle related interest and income taxes. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended September 30,
	2008		2007
	Revenues	EBITDA	Revenues	EBITDA (a)
Domestic Car Rental	$1,319	$67	$1,331	$105
International Car Rental	265	60	256	51
Truck Rental	116	6	129	15
Corporate and Other (b)	1	(3)	3	(3)

Total Company	$1,701	130	$1,719	168

Less: Non-vehicle related depreciation and amortization		23		21
Interest expense related to corporate debt, net		31		31
Impairment		1,262		—

Income (loss) before income taxes		$(1,186)		$116

	Nine Months Ended September 30,
	2008		2007
	Revenues	EBITDA	Revenues	EBITDA (a)
Domestic Car Rental	$3,695	$128	$3,609	$215
International Car Rental	725	116	649	96
Truck Rental	300	4	326	14
Corporate and Other (b)	3	(11)	16	(2)

Total Company	$4,723	237	$4,600	323

Less: Non-vehicle related depreciation and amortization		62		64
Interest expense related to corporate debt, net		92		97
Impairment		1,262		—

Income (loss) before income taxes		$(1,179)		$162

(a)	In the nine months ended September 30, 2007, EBITDA reflects Separation-related costs (credits) of $4 million in Domestic Car Rental and $(4) million within Corporate and Other, respectively.
(b)	Includes unallocated corporate overhead and the elimination of transactions between segments.

During the three and nine months ended September 30, 2008, a $1,262 million charge was recorded for the impairment of goodwill, intangible assets and investments (see Note 1-Basis of Presentation and Recently Issued Accounting Pronouncements).

During the nine months ended September 30, 2008, Domestic Car Rental assets under vehicle programs increased $883 million to approximately $7.3 billion at September 30, 2008, and Domestic Car Rental goodwill and intangible assets decreased $839 million to $387 million at September 30, 2008. International Car Rental goodwill and intangible assets decreased $279 million to $152 million at September 30, 2008. Truck Rental goodwill decreased $87 million to $15 million at September 30, 2008.

20.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Balance Sheets as of September 30, 2008 and December 31, 2007, Consolidating Condensed Statements of Operations for the three months and nine months ended September 30, 2008 and 2007 and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s Guarantee of the Notes issued by Avis Budget Car Rental. See Note 14-Long-term Debt and Borrowing Arrangements for additional description of these Notes. The Notes have separate investors than the equity investors of the Company and the Notes are guaranteed by certain subsidiaries.

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

Consolidating Condensed Statements of Operations

Three Months Ended September 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,113	$185	$—	$1,298
Other	—	—	294	552	(443)	403

Net revenues	—	—	1,407	737	(443)	1,701

Expenses
Operating	1	3	702	141	—	847
Vehicle depreciation and lease charges, net	—	—	415	359	(301)	473
Selling, general and administrative	3	—	146	22	—	171
Vehicle interest, net	—	—	66	51	(43)	74
Non-vehicle related depreciation and amortization	—	—	21	2	—	23
Interest expense related to corporate debt, net:
Interest expense	—	32	—	(1)	—	31
Intercompany interest expense (income)	—	(32)	32	—	—	—
Restructuring charges	—	—	5	1	—	6
Impairment	18	13	1,213	18	—	1,262

Total expenses	22	16	2,600	593	(344)	2,887

Income (loss) before income taxes and equity in earnings of subsidiaries	(22)	(16)	(1,193)	144	(99)	(1,186)
Provision (benefit) for income taxes	(12)	(4)	(183)	19	—	(180)
Equity in earnings (loss) of subsidiaries	(996)	(984)	26	—	1,954	—

Net income (loss)	$(1,006)	$(996)	$(984)	$125	$1,855	$(1,006)

Nine Months Ended September 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,106	$505	$—	$3,611
Other	1		813	1,584	(1,286)	1,112

Net revenues	1	—	3,919	2,089	(1,286)	4,723

Expenses
Operating	3	10	2,021	401	—	2,435
Vehicle depreciation and lease charges, net	—	—	1,128	983	(815)	1,296
Selling, general and administrative	8	—	441	64	—	513
Vehicle interest, net	—	—	214	161	(141)	234
Non-vehicle related depreciation and amortization	—	—	56	6	—	62
Interest expense related to corporate debt, net:
Interest expense	(1)	96	—	(3)	—	92
Intercompany interest expense (income)	—	(96)	96	—	—	—
Separation cost	—	2	—	—	—	2
Restructuring charges	—	—	5	1	—	6
Impairment	18	13	1,213	18	—	1,262

Total expenses	28	25	5,174	1,631	(956)	5,902

Income (loss) before income taxes and equity in earnings of subsidiaries	(27)	(25)	(1,255)	458	(330)	(1,179)
Provision (benefit) for income taxes	(14)	(1)	(209)	48	—	(176)
Equity in earnings (loss) of subsidiaries	(990)	(966)	80	—	1,876	—

Net income (loss)	$(1,003)	$(990)	$(966)	$410	$1,546	$(1,003)

Three Months Ended September 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,165	$183	$—	$1,348
Other	1	—	271	615	(516)	371

Net revenues	1	—	1,436	798	(516)	1,719

Expenses
Operating	(3)	—	705	133	—	835
Vehicle depreciation and lease charges, net	—	—	385	431	(375)	441
Selling, general and administrative	5	—	149	22	—	176
Vehicle interest, net	—	—	88	95	(87)	96
Non-vehicle related depreciation and amortization	—	—	19	2	—	21
Interest expense related to corporate debt, net:
Interest expense	(1)	32	—	—	—	31
Intercompany interest expense (income)	—	(32)	32	—	—	—
Separation costs, net	2	1	—	—	—	3

Total expenses	3	1	1,378	683	(462)	1,603

Income (loss) before income taxes and equity in earnings of subsidiaries	(2)	(1)	58	115	(54)	116
Provision for income taxes	—	1	31	21	—	53
Equity in earnings of subsidiaries	65	67	40	—	(172)	—

Income from continuing operations	63	65	67	94	(226)	63
Gain on disposal of discontinued operations, net of tax	40	—	—	—	—	40

Net income	$103	$65	$67	$94	$(226)	$103

Nine Months Ended September 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,134	$466	$—	$3,600
Other	6	—	733	1,677	(1,416)	1,000

Net revenues	6	—	3,867	2,143	(1,416)	4,600

Expenses
Operating	—	—	1,968	363	—	2,331
Vehicle depreciation and lease charges, net	—	—	1,056	1,181	(1,032)	1,205
Selling, general and administrative	12	—	426	66	—	504
Vehicle interest, net	—	—	222	248	(233)	237
Non-vehicle related depreciation and amortization	1	—	58	5	—	64
Interest expense related to corporate debt, net:
Interest expense	(2)	100	—	(1)	—	97
Intercompany interest expense (income)	—	(100)	100	—	—	—
Separation costs, net	(4)	4	—	—	—	—

Total expenses	7	4	3,830	1,862	(1,265)	4,438

Income (loss) before income taxes and equity in earnings of subsidiaries	(1)	(4)	37	281	(151)	162
Provision (benefit) for income taxes	(5)	(1)	27	43	—	64
Equity in earnings of subsidiaries	94	97	87	—	(278)	—

Income from continuing operations	98	94	97	238	(429)	98
Gain on disposal of discontinued operations, net of tax	42	—	—	—	—	42

Net income	$140	$94	$97	$238	$(429)	$140

Consolidating Condensed Balance Sheets

As of September 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$11	$188	$12	$163	$—	$374
Receivables, net	—	31	195	85	—	311
Deferred income taxes	—	—	73	2	(26)	49
Other current assets	233	80	78	60	(12)	439

Total current assets	244	299	358	310	(38)	1,173

Property and equipment, net	—	184	268	46	—	498
Deferred income taxes	10	205	149	48	—	412
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	6	389	84	—	479
Other non-current assets	749	65	24	6	—	844
Intercompany receivables (payables)	456	602	(1,061)	3	—	—
Investment in subsidiaries	(214)	1,044	2,500	—	(3,330)	—

Total assets exclusive of assets under vehicle programs	1,245	2,405	2,701	499	(3,368)	3,482

Assets under vehicle programs:
Vehicles, net	—	—	182	7,847	—	8,029
Receivables from vehicle manufacturers and other	—	—	—	331	—	331
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	562	—	562

	—	—	182	8,740	—	8,922

Total assets	$1,245	$2,405	$2,883	$9,239	$(3,368)	$12,404

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$254	$211	$440	$105	$(38)	$972
Current portion of long-term debt	—	9	—	—	—	9

Total current liabilities	254	220	440	105	(38)	981

Long-term debt	—	1,782	—	—	—	1,782
Other non-current liabilities	611	102	163	169	—	1,045

Total liabilities exclusive of liabilities under vehicle programs	865	2,104	603	274	(38)	3,808

Liabilities under vehicle programs:
Debt	—	60	165	1,037	—	1,262
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,586	—	5,586
Deferred income taxes	—	—	1,071	149	—	1,220
Other	—	—	—	148	—	148

	—	60	1,236	6,920	—	8,216

Total stockholders’ equity	380	241	1,044	2,045	(3,330)	380

Total liabilities and stockholders’ equity	$1,245	$2,405	$2,883	$9,239	$(3,368)	$12,404

As of December 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$37	$99	$12	$66	$—	$214
Receivables, net	2	67	220	103	—	392
Deferred income taxes	—	—	73	2	(33)	42
Other current assets	329	104	82	55	—	570

Total current assets	368	270	387	226	(33)	1,218

Property and equipment, net	—	175	275	50	—	500
Deferred income taxes	4	223	—	49	(42)	234
Goodwill	—	3	985	12	—	1,000
Other intangibles, net	—	17	648	95	—	760
Other non-current assets	681	72	22	6	—	781
Intercompany receivables (payables)	460	672	(1,007)	(125)	—	—
Investment in subsidiaries	841	2,063	2,496	—	(5,400)	—

Total assets exclusive of assets under vehicle programs	2,354	3,495	3,806	313	(5,475)	4,493

Assets under vehicle programs:
Program cash	—	—	—	1	—	1
Vehicles, net	—	—	207	7,267	—	7,474
Receivables from vehicle manufacturers and other	—	—	—	276	—	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	230	—	230

	—	—	207	7,774	—	7,981

Total assets	$2,354	$3,495	$4,013	$8,087	$(5,475)	$12,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$356	$233	$433	$105	$(33)	$1,094
Current portion of long-term debt	1	9	—	—	—	10

Total current liabilities	357	242	433	105	(33)	1,104

Long-term debt	—	1,787	—	—	—	1,787
Other non-current liabilities	532	110	218	180	(42)	998

Total liabilities exclusive of liabilities under vehicle programs	889	2,139	651	285	(75)	3,889

Liabilities under vehicle programs:
Debt	—	58	204	688	—	950
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,646	—	4,646
Deferred income taxes	—	—	1,088	158	—	1,246
Other	—	2	7	269	—	278

	—	60	1,299	5,761	—	7,120

Total stockholders’ equity	1,465	1,296	2,063	2,041	(5,400)	1,465

Total liabilities and stockholders’ equity	$2,354	$3,495	$4,013	$8,087	$(5,475)	$12,474

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(10)	$146	$107	$1,505	$(330)	$1,418

Investing activities
Property and equipment additions	—	(41)	(16)	(8)	—	(65)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	—	(72)	(16)	—	(88)
Proceeds received on asset sales	—	8	3	2	—	13
Payments received from Realogy and Wyndham, net	3	—	—	—	—	3
Other, net	(1)	(3)	(9)	(1)	—	(14)

Net cash provided by (used in) investing activities exclusive of vehicle programs	2	(36)	(94)	(23)	—	(151)

Vehicle programs:
Decrease in program cash	—	—	—	1	—	1
Investment in vehicles	—	(98)	(9)	(6,916)	—	(7,023)
Proceeds received on disposition of vehicles	—	104	2	4,915	—	5,021
Investment in Avis Budget Rental Car Funding (AESOP) LLC	—	—	—	(343)	—	(343)

	—	6	(7)	(2,343)	—	(2,344)

Net cash used in investing activities	2	(30)	(101)	(2,366)	—	(2,495)

Financing activities
Principal payments on borrowings	(1)	(6)	—	—	—	(7)
Repurchases of common stock	(33)	—	—	—	—	(33)
Net intercompany transactions	16	(21)	36	(361)	330	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	(18)	(27)	36	(361)	330	(40)

Vehicle programs:
Proceeds from borrowings	—	30	—	6,806	—	6,836
Principal payments on borrowings	—	(24)	(40)	(5,863)	—	(5,927)
Net change in short-term borrowings	—	—	—	388	—	388
Other, net	—	(6)	(2)	—	—	(8)

	—	—	(42)	1,331	—	1,289

Net cash provided by (used in) financing activities	(18)	(27)	(6)	970	330	1,249

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(12)	—	(12)

Net increase (decrease) in cash and cash equivalents	(26)	89	—	97	—	160
Cash and cash equivalents, beginning of period	37	99	12	66	—	214

Cash and cash equivalents, end of period	$11	$188	$12	$163	$—	$374

Nine Months Ended September 30, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$24	$2	$103	$1,394	$(151)	$1,372

Investing activities
Property and equipment additions	1	(33)	(29)	(9)	—	(70)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	—	(6)	—	—	(6)
Proceeds received on asset sales	—	9	1	2	—	12
Proceeds from sale of investment	106	—	—	—	—	106
Payments made to Realogy and
Wyndham, net	(94)	—	—	—	—	(94)
Other, net	(22)	(9)	(7)	1	—	(37)

Net cash provided by (used in) investing activities exclusive of vehicle programs	(9)	(33)	(41)	(6)	—	(89)

Vehicle programs:
Increase in program cash	—	—	—	(6)	—	(6)
Investment in vehicles	—	(107)	(93)	(8,322)	—	(8,522)
Proceeds received on disposition of vehicles	1	185	48	5,548	—	5,782

	1	78	(45)	(2,780)	—	(2,746)

Net cash provided by (used in) investing activities	(8)	45	(86)	(2,786)	—	(2,835)

Financing activities
Principal payments on borrowings	(2)	(40)	—	—	—	(42)
Issuances of common stock	49	—	—	—	—	49
Net intercompany transactions	(18)	31	7	(171)	151	—
Other, net	(2)	2	—	—	—	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	27	(7)	7	(171)	151	7

Vehicle programs:
Proceeds from borrowings	—	—	—	8,218	—	8,218
Principal payments on borrowings	—	—	(39)	(6,754)	—	(6,793)
Net change in short-term borrowings	—	—	—	160	—	160
Other, net	1	(5)	(1)	—	—	(5)

	1	(5)	(40)	1,624	—	1,580

Net cash provided by (used in) financing activities	28	(12)	(33)	1,453	151	1,587

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	6	—	6

Net increase (decrease) in cash and cash equivalents	44	35	(16)	67	—	130
Cash and cash equivalents, beginning of period	35	75	29	33	—	172

Cash and cash equivalents, end of period	$79	$110	$13	$100	$—	$302

21.	Subsequent Event

On October 27, 2008, the Company extended the maturity date of its principal asset-backed bank conduit facility to December 26, 2008, amended certain terms and decreased the maximum available amount of borrowings from $1.50 billion to $1.45 billion. The usage and other fees payable under the facility were increased by an anticipated 3% per annum. This facility purchases variable funding notes issued by the Company’s Avis Budget Rental Car Funding (AESOP), LLC subsidiary and provides funds for the acquisition of rental cars in the United States. The Company also amended certain terms of its seasonal conduit facility, which matures in February 2009, to include similar pricing, fees and other terms as the principal asset-backed conduit facility, and decreased the maximum available amount of borrowings from $1.1 billion to $1.0 billion. Both conduit facilities were amended to include a new “amortization event”, which provides that a covenant default under our senior credit facilities permits the lenders under such conduit facilities to terminate their commitments and require principal under such conduit facility to be repaid from vehicle disposition proceeds and lease payments we make to our vehicle program subsidiaries.

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

We believe that the following trends, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which are expected to decline in 2008 compared to 2007;

•	Rising per-unit car fleet costs, which we began to experience in 2005 and have continued with model-year 2008 vehicles;

•	Difficulty in achieving sustained pricing increases;

•	Our continued expansion in off-airport or local vehicle rentals, including insurance replacement rentals;

•	Increases in borrowing spreads for vehicle-related debt; and

•	Decreased demand for truck rentals, which has been impacted by household moving activity.

Many of these trends are the result of the current downturn in the U.S. economy and have caused our results of operations for the first nine months of 2008 to be lower than in the same period in 2007. We currently expect that results for our Domestic Car Rental segment for full-year 2008 will be significantly lower than in 2007, which could impact our ability to generate cash flows consistent with prior periods and our ability to generate sufficient earnings in subsequent quarterly periods to enable us to satisfy the financial covenants contained in our senior credit facilities. As a result, we intend to seek amendments or waivers for such covenants. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or we are unable to refinance or obtain a replacement for such facilities on reasonable terms. A covenant default under our senior credit facilities could also impact our ability to borrow under our asset-backed conduit facilities, with commitments totaling $2.45 million, as such a default, if not waived by the lenders to such conduit facilities, could result in principal under such facility being required to be repaid from vehicle disposition proceeds and lease payments we make to our vehicle program subsidiaries.

We have also been impacted by, and may be further impacted by, the current financial market disruptions as we rely upon financing for our operations, particularly asset-backed financing. For example, we expect our cost of borrowing under our two asset-backed rental car conduit facilities to increase approximately 3% per annum as a result of recent amendments to such facilities. In connection with such amendments, we obtained a 60-day extension for the 364-day facility that matured in October 2008, and we continue to work with the lenders under that facility on a longer-term extension. We also expect that any amendment or waiver under our senior credit facilities, or any replacement or refinancing of such facilities, would likely also cause our borrowing cost to increase.

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

The reportable segments presented below represent our operating segments for which separate financial information is available and is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment of goodwill, other intangible asset or equity investment, non-vehicle related interest and income taxes. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

THREE MONTHS ENDED SEPTEMBER 30, 2008 VS. THREE MONTHS ENDED SEPTEMBER 30, 2007

Our consolidated results of operations comprised the following:

	Three Months Ended September 30,
	2008	2007	Change
Net revenues	$1,701	$1,719	$(18)
Total expenses	2,887	1,603	1,284

Income (loss) before income taxes	(1,186)	116	(1,302)
Provision (benefit) for income taxes	(180)	53	(233)

Income (loss) from continuing operations	(1,006)	63	(1,069)
Loss from discontinued operations	—	(3)	3
Gain on disposal of discontinued operations, net of tax	—	43	(43)

Net income (loss)	$(1,006)	$103	$(1,109)

During third quarter 2008, our net revenues decreased $18 million compared to third quarter 2007, principally resulting from a 3% decrease in T&M revenue experienced in our car rental operations, due primarily to a 3% decrease in rental days, offset by a 9% increase in ancillary revenues. The ancillary revenue growth was primarily driven by increases in airport concession and vehicle licensing revenues, rentals of GPS navigation units, and sales of insurance products and other items. In addition, the total revenue decrease for third quarter 2008 includes a $4 million increase related to the effect of foreign currency exchange rate fluctuations on the translation of our international operations’ results into U.S. dollars.

Total expenses increased $1,284 million (80%) principally due to (i) a $1,262 million charge recorded for the impairment of our goodwill, our tradenames asset and our investment in Carey Holdings, Inc. (“Carey”), primarily as a result of reduced market valuations for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs, (ii) a $32 million (7%) increase in vehicle depreciation and lease charges resulting from an increase in per-unit fleet costs, (iii) a $12 million (1%) increase in operating expenses, representing higher gasoline costs (which increased $24 million), vehicle licensing expenses, and other items, partially offset by decreased vehicle maintenance and damage costs, and (iv) $6 million in restructuring costs primarily related to headcount reductions. These year-over-year expense increases were partially offset by a decrease of $22 million in vehicle interest expense, driven by lower average debt balances and lower effective interest rates for third quarter 2008. The increase in total expenses includes an adverse impact from foreign currency exchange rates of $3 million, offset by a gain on foreign currency hedges of $6 million. As a result of these items, offset by a $233 million reduction in our provision for income taxes, our income from continuing operations decreased $1,069 million.

Our effective tax rate for continuing operations was a benefit of 15.2% for third quarter 2008 and a provision of 45.7% for third quarter 2007. The unusually low tax rate in third quarter 2008 resulted primarily from the non-deductible portion of the impairment charges, state taxes and difference in the stock-based compensation recorded for book and tax purposes.

Following is a discussion of the results of each of our reportable segments during the three months ended September 30:

	Revenues			EBITDA
	2008	2007	% Change	2008	2007	% Change
Domestic Car Rental	$1,319	$1,331	(1%)	$67	$105	(36%)
International Car Rental	265	256	4	60	51	18
Truck Rental	116	129	(10)	6	15	(60)
Corporate and Other (a)	1	3	*	(3)	(3)	*

Total Company	$1,701	$1,719		130	168

Less: Non-vehicle related depreciation and amortization				23	21
Interest expense related to corporate debt, net				31	31
Impairment (b)				1,262	—

Income (loss) before income taxes				$(1,186)	$116

(*)	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

We recorded a charge of $1,262 million for the impairment of goodwill, our tradenames asset and our investment in Carey during the three months ended September 30, 2008. Domestic Car Rental recorded $882 million of the charge, International Car Rental recorded $275 million, Truck Rental recorded $87 million and Corporate and Other recorded $18 million.

Domestic Car Rental

Revenues and EBITDA decreased $12 million (1%) and $38 million (36%), respectively, in third quarter 2008 compared with third quarter 2007, primarily due to a decrease in car rental volume, increased fleet costs and unusual items.

The $12 million revenue decrease was comprised of a $39 million (4%) decrease in T&M revenue offset by a $27 million (10%) increase in ancillary revenues. The decrease in T&M revenue was principally driven by a 3% decrease in rental days and 1% decrease in T&M revenue per day. The $27 million increase in ancillary revenues was due primarily to (i) a $14 million increase in gasoline sales, which was more than offset in EBITDA by $22 million of higher gasoline expense, and (ii) a $13 million increase in rentals of GPS navigation units, sales of insurance products and other items.

The unfavorable effect of decreased revenues was amplified in EBITDA by $36 million (10%) of increased fleet depreciation and lease charges resulting from a 13% increase in per-unit fleet costs and a 2% decrease in the average size of our domestic rental fleet. EBITDA also reflected $10 million of restructuring and other expenses, primarily related to headcount reductions as well as the settlement of a litigation matter. In addition, EBITDA benefited from (i) a $21 million decline in vehicle interest expense driven by lower average debt balances, lower effective interest rates and a $3 million gain on interest rate hedges, (ii) an $11 million reduction in maintenance and damage costs, (iii) a $5 million decrease in operating expenses primarily related to the declines in rental days and our fleet size, and (iv) $5 million in hurricane related insurance recoveries.

International Car Rental

Revenues and EBITDA increased $9 million (4%) and $9 million (18%), respectively, in third quarter 2008 compared with third quarter 2007, primarily due to growth in ancillary revenues and the impact of foreign currency exchange movements.

The revenue increase of $9 million was comprised of an $8 million (12%) increase in ancillary revenues and a $1 million (0%) increase in car rental T&M revenue. The total growth in revenue includes a $4 million increase related to foreign currency exchange rates, impacting T&M revenue by $3 million and ancillary revenues by $1 million, and was largely offset in EBITDA by the opposite impact of foreign exchange on expenses. The $8 million increase in ancillary revenues was due primarily to (i) a $4 million increase in airport concession and vehicle licensing revenues, which was partially offset in EBITDA by higher airport concession and vehicle licensing expense remitted to airport and other regulatory authorities, and (ii) a $4 million increase in counter sales of insurance, GPS rentals and other items.

The favorable effect of incremental T&M revenues was partially offset in EBITDA by $1 million (1%) of increased fleet depreciation and lease charges, reflecting a 2% increase in the average size of our international rental fleet and a 1% decrease in per unit-fleet costs. EBITDA also reflects a $6 million gain on our foreign exchange hedges and a $1 million of restructuring costs, primarily for severance related expenses.

Truck Rental

Revenues and EBITDA declined $13 million (10%) and $9 million (60%), respectively, in third quarter 2008 compared with third quarter 2007 due to weaker rental volumes.

The revenue decrease was primarily due to a decline in T&M revenue, which reflected an 8% decrease in T&M revenue per day and a 3% decrease in rental days. EBITDA benefited from $5 million (13%) less fleet depreciation and lease charges and vehicle interest, reflecting lower per-unit fleet costs.

NINE MONTHS ENDED SEPTEMBER 30, 2008 VS. NINE MONTHS ENDED SEPTEMBER 30, 2007

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2008	2007	Change
Net revenues	$4,723	$4,600	$123
Total expenses	5,902	4,438	1,464

Income (loss) before income taxes	(1,179)	162	(1,341)
Provision (benefit) for income taxes	(176)	64	(240)

Income (loss) from continuing operations	(1,003)	98	(1,101)
Loss from discontinued operations	—	(3)	3
Gain on disposal of discontinued operations, net of tax	—	45	(45)

Net income (loss)	$(1,003)	$140	$(1,143)

During the nine months ended September 30, 2008, our net revenues increased $123 million principally due to a $112 million (11%) increase in ancillary revenues such as counter sales of insurance products, GPS navigation unit rentals, and fees charged to customers, and an $11 million (0%) increase in T&M revenue, reflecting a 1% increase in domestic and international car rental days and an 8% decrease in revenue within our Truck rental segment. In addition, the total revenue increase includes $53 million related to the effect of foreign currency exchange rate fluctuations on the translation of our international operations’ results into U.S. dollars.

The total expense increase of $1,464 million (33%) was principally due to (i) a $1,262 million charge recorded for the impairment of goodwill, our tradenames asset and our equity investment in Carey, primarily as a result of reduced market valuation for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs, (ii) a $104 million (4%) increase in operating expenses primarily resulting from the 1% increase in car rental days and inflationary pressures, particularly with respect to gasoline (which increased $59 million), (iii) a $91 million (8%) increase in vehicle depreciation and lease charges resulting from 1% growth in our average car rental fleet and higher per-unit vehicle costs, (iv) $9 million (2%) in higher selling, general and administrative expenses primarily related to increases in marketing and commission expenditures, and (v) $6 million in restructuring costs primarily related to headcount reductions. The increase in total expenses includes an adverse impact from foreign currency exchange rates of $46 million, offset by a gain on foreign currency hedges of $5 million. As a result of these items, offset by a $240 million decrease in our provision for income taxes, our income from continuing operations decreased $1,101 million.

Our effective tax rate for continuing operations was a benefit of 14.9% for the nine months ended September 30, 2008 and a provision of 39.5% for the nine months ended September 30, 2007. The unusually low tax rate for the first nine months of 2008 resulted primarily from the non-deductible portion of the impairment charges, state taxes and differences in the stock-based compensation recorded for book and tax purposes.

Following is a discussion of the results of each of our reportable segments during the nine months ended September 30:

	Revenues			EBITDA
	2008	2007	% Change	2008	2007	% Change
Domestic Car Rental	$3,695	$3,609	2%	$128	$215	(40%)
International Car Rental	725	649	12	116	96	21
Truck Rental	300	326	(8)	4	14	(71)
Corporate and Other (a)	3	16	*	(11)	(2)	*

Total Company	$4,723	$4,600		237	323

Less: Non-vehicle related depreciation and amortization				62	64
Interest expense related to corporate debt, net				92	97
Impairment (b)				1,262	—

Income (loss) before income taxes				$(1,179)	$162

(*)	Not meaningful.
(a)

Includes unallocated corporate overhead and the elimination of transactions between segments. EBITDA for 2007 reflects separation-related costs of $4 million in Domestic Car Rental and a $4 million credit in Corporate and Other.

(b)

We recorded a charge of $1,262 million for the impairment of goodwill, our tradenames asset and our investment in Carey during the three months ended September 30, 2008. Domestic Car Rental recorded $882 million of the charge, International Car Rental recorded $275 million, Truck Rental recorded $87 million and Corporate and Other recorded $18 million.

Domestic Car Rental

Revenues increased $86 million (2%) while EBITDA decreased $87 million (40%) in the nine months ended September 30, 2008 compared with the same period in 2007. Revenue increased primarily due to an increase in ancillary revenues and increased car rental volume. EBITDA margins were negatively impacted year-over-year by lower car rental pricing and increased fleet costs.

The revenue increase of $86 million was comprised of an $89 million (12%) increase in ancillary revenues, offset by a $3 million decrease in T&M revenue. The $89 million increase in ancillary revenues was due primarily to (i) a $39 million increase in rentals of GPS navigation units, sales of insurance products and other items, (ii) a $37 million increase in gasoline sales, which was more than offset in EBITDA by $54 million of higher gasoline expense, and (iii) a $13 million increase in airport concession and vehicle licensing revenues, $7 million of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities. The decrease in T&M revenue was principally driven by a 1% decrease in T&M revenue per day while rental days increased 1% year-over-year.

The favorable effect of increased revenues was offset in EBITDA by $89 million (9%) of increased fleet depreciation and lease charges resulting from an 8% increase in per-unit fleet costs and a 1% increase in the average size of our domestic rental fleet. EBITDA also reflected a $24 million (1%) increase in operating and selling, general and administrative and other expenses including (i) a $17 million increase in selling, general and administrative expense related primarily to increased commissions, (ii) a $15 million increase in expenses associated with increased car rental volume and fleet size, primarily related to agency operator commissions, credit card fees and other items, (iii) $14 million of incremental operating expenses primarily representing inflationary increases in salaries and wages, off-airport rental expense and other costs, and (iv) a $5 million restructuring charge recorded in third quarter 2008, offset by a $10 million reduction in insurance costs due to favorable experience, $6 million in hurricane related insurance recoveries and a decrease of $8 million in vehicle interest.

International Car Rental

Revenues and EBITDA increased $76 million (12%) and $20 million (21%), respectively, in the nine months ended September 30, 2008 compared with the same period in 2007, primarily due to growth in ancillary revenues and the impact of foreign currency exchange rate movements.

The revenue increase of $76 million was comprised of a $40 million (9%) increase in car rental T&M revenue and a $36 million (20%) increase in ancillary revenues. The total growth in revenue includes a $53 million increase related to foreign currency exchange rates, impacting T&M revenue by $37 million and ancillary revenues by $16 million, and was largely offset in EBITDA by the opposite impact of foreign exchange on expenses of $46 million. The increase in T&M revenue was principally driven by a 6% increase in T&M revenue per day and a 2% increase in rental days. The $36 million increase in ancillary revenues was due primarily to (i) a $19 million increase in counter sales of insurance, GPS rentals and other items, (ii) a $13 million increase in airport concession and vehicle licensing revenues, $12 million of which was offset in EBITDA by higher airport concession and vehicle licensing expense remitted to airport and other regulatory authorities, and (iii) a $4 million increase in gasoline sales, which was more than offset in EBITDA by higher gasoline costs.

The favorable effect of incremental T&M revenues was partially offset in EBITDA by $13 million (8%) of increased fleet depreciation and lease charges, reflecting a 2% increase in the average size of our international rental fleet and a 6% increase in per-unit fleet costs. EBITDA also reflects a $27 million (9%) increase in incremental operating expenses including (i) $11 million in additional agency operator commissions and other vehicle costs, (ii) a $10 million increase in salaries and wages, rents and other costs, and (iii) an $8 million increase in selling, general and administrative expense related primarily to increased travel agency commissions, offset by a $6 million reduction in insurance costs due to favorable experience. EBITDA also reflects a $5 million gain on our foreign exchange hedges.

Truck Rental

Revenues and EBITDA declined $26 million (8%) and $10 million (71%), respectively, in the nine months ended September 30, 2008 compared with the same period in 2007.

The revenue decrease was due to a decline of $26 million (10%) in T&M revenue, which reflected a 9% decrease in T&M revenue per day, while rental days remained essentially unchanged compared to nine months ended September 30, 2007. EBITDA benefited from $9 million (10%) less fleet depreciation, lease charges and interest reflecting lower per-unit fleet costs, and also reflected a decrease of $6 million in operating commission expense primarily as a result of the decrease in T&M revenue.

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

FINANCIAL CONDITION

	September 30, 2008	December 31, 2007	Change
Total assets exclusive of assets under vehicle programs	$3,482	$4,493	$(1,011)
Total liabilities exclusive of liabilities under vehicle programs	3,808	3,889	(81)
Assets under vehicle programs	8,922	7,981	941
Liabilities under vehicle programs	8,216	7,120	1,096
Stockholders’ equity	380	1,465	(1,085)

Total assets exclusive of assets under vehicle programs decreased $1.0 billion primarily due to (i) a charge of $1,262 million recorded in third quarter 2008 for the impairment to our goodwill at our Domestic Car Rental, International Car Rental and Truck Rental reporting segments, our tradenames asset within other intangibles, net and our investment in Carey, (ii) an $81 million decrease in accounts receivables, (iii) a $72 million decrease in the receivables due from Realogy and Wyndham, (iv) a $39 million decrease for income taxes receivable and (v) a $36 million decrease of derivatives related to our vehicle debt. These decreases were offset by (i) a $160 million increase in cash and cash equivalents (see “Liquidity and Capital Resources-Cash Flows” for a detailed discussion), (ii) a $185 million increase in deferred taxes and (iii) an $83 million increase in other non-current assets related to an increase to the tax indemnification receivables from Realogy and Wyndham.

Total liabilities exclusive of liabilities under vehicle programs decreased $81 million primarily due to decreases of (i) $31 million in accounts payable, (ii) $31 million in tax liabilities for which we are entitled to indemnification from Realogy and Wyndham, (iii) $23 million in advertising and marketing related liabilities, (iv) $22 million in accrued payroll related liabilities, which related primarily to the payment of the 2007 annual incentives in first quarter 2008, (v) $15 million in non-current insurance liabilities and (vi) $13 million in accrued legal settlements. These decreases were partially offset by a net $62 million increase in other non-current liabilities, primarily related to a $67 million increase in tax liabilities for which we are entitled to indemnification from Realogy and Wyndham.

Assets under vehicle programs increased approximately $941 million primarily due to (i) approximately $555 million of net vehicle additions, principally due to our Domestic vehicle rental fleets to meet seasonal needs, (ii) a $332 million increase in our Investment in Avis Budget Rental Car Funding (AESOP) LLC due mainly to a capital contribution principally reflecting our decision to invest funds from vehicle sales as equity rather than as a repayment of debt, and (iii) a $55 million increase in receivables from vehicle manufacturers.

Liabilities under vehicle programs increased approximately $1.1 billion, reflecting $1.3 billion of additional borrowings to support the growth in our vehicle rental fleet described above, offset by a $130 million decrease in invoices from manufacturers for vehicles received. See “Liquidity and Capital Resources-Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity decreased approximately $1.1 billion, primarily due to (i) a net loss of $1,003 million, (ii) a $53 million decrease in accumulated other comprehensive income primarily as a result of currency translation adjustments, (iii) the repurchase of approximately $33 million of our common stock, and (iv) a $6 million decrease in additional paid-in capital for Separation-related adjustments. These decreases were offset by a $10 million increase related to the amortization expense of restricted stock units.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At September 30, 2008, we had $374 million of cash on hand, an increase of $160 million from $214 million at December 31, 2007. The following table summarizes such increase:

	Nine Months Ended September 30,
	2008	2007	Change
Cash provided by (used in):
Operating activities	$1,418	$1,372	$46
Investing activities	(2,495)	(2,835)	340
Financing activities	1,249	1,587	(338)
Effect of exchange rate changes	(12)	6	(18)

Net change in cash and cash equivalents	$160	$130	$30

During the nine months ended September 30, 2008, we generated $46 million more cash from operating activities in comparison to the same period in 2007. This change principally reflected a reduced use of cash for our working capital requirements.

We used $340 million less cash in investing activities during the nine months ended September 30, 2008 compared with the same period in 2007. This change primarily reflects the activities of our vehicle programs, which used (i) $738 million less cash due to our fleet management decisions, including increasing the average hold period of our vehicle fleet and maintaining a slightly smaller fleet during our peak period and (ii) $23 million less purchases of GPS navigation units and other items. These reduced cash outflows were offset by (i) a $343 million capital contribution to Avis Budget Rental Car Funding (AESOP) LLC in the first quarter 2008, reflecting our decision to invest funds from vehicle sales as equity rather than as a repayment of debt, (ii) $82 million of incremental spending for acquisitions of vehicle rental franchises and (iii) a net year-over-year decrease of $9 million in transactions with our former operating businesses. Our capital expenditures in the first nine months of 2008 were $5 million less than in the same period in 2007, and we anticipate aggregate capital expenditures will approximate $90 million in 2008.

We generated $338 million less cash from financing activities during the nine months ended September 30, 2008 in comparison with the same period in 2007. This change primarily reflects (i) a $291 million net decrease in cash provided under our vehicle programs’ financing activities primarily due to a decrease in proceeds from borrowings and (ii) an $82 million increase in cash utilized for the net repurchases and issuances of common stock, partially offset by a $35 million decrease in debt principal payments related to our corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2008, we had approximately $8.6 billion of indebtedness (including corporate indebtedness of approximately $1.8 billion and debt under vehicle programs of approximately $6.8 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of September 30, 2008	As of December 31, 2007	Change
Floating rate term loan (a) (b)	April 2012	$789	$796	$(7)
Floating rate notes (a)	May 2014	250	250	—
7 5/8% notes (a)	May 2014	375	375	—
7 3/4% notes (a)	May 2016	375	375	—

		1,789	1,796	(7)
Other		2	1	1

		$1,791	$1,797	$(6)

(a)

In connection with the Separation, Avis Budget Car Rental borrowed $1,875 million in April 2006, which consisted of (i) $1 billion of unsecured fixed and floating rate notes and (ii) an $875 million secured floating rate term loan under a credit facility. As of September 30, 2008 the floating rate term loan and floating rate notes bear interest at three month LIBOR plus 125 basis points and three month LIBOR plus 250 basis points, respectively. We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.

(b)

The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of substantially all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of September 30, 2008	As of December 31, 2007	Change
Debt due to Avis Budget Rental Car Funding (a)	$5,586	$4,646	$940
Budget Truck financing:
Budget Truck Funding program (b)	335	246	89
Capital leases	165	204	(39)
Other (c)	762	500	262

	$6,848	$5,596	$1,252

(a)

As of September 30, 2008, the principal sources of the $5.6 billion of debt are $5.0 billion of third party debt issued by Avis Budget Rental Car Funding, $527 million of our equity investment in Avis Budget Rental Car Funding and $84 million of interest rate derivative hedges. The increase principally reflects (i) $597 million of incremental borrowings under our various debt arrangements to support the acquisition of rental vehicles within our Domestic Car Rental operations and (ii) a $343 million increase in our Investment in Avis Budget Rental Car Funding reflecting our decision to invest funds from vehicle sales into Avis Budget Rental Car Funding as equity rather than as a repayment of debt due to Avis Budget Rental Car Funding.

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

As of September 30, 2008, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
$1.5 billion revolving credit facility (a)	$1,500	$—	$590	$910
Letter of credit facility (b)	303	—	303	—

(a)

This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006, has a five year term and as of September 30, 2008 bears interest of LIBOR plus 125 basis points. The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of substantially all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property.

(b)	Final maturity date is July 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at September 30, 2008:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,711	$5,586	$1,125
Budget Truck financing:
Budget Truck Funding program (c)	335	335	—
Capital leases (d)	165	165	—
Other (e)	1,044	762	282

	$8,255	$6,848	$1,407

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $7.3 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $344 million of underlying vehicles and related assets.
(d)

In connection with these capital leases, there are corresponding assets of approximately $174 million classified within vehicles, net on our Consolidated Condensed Balance Sheet as of September 30, 2008.

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

Our liquidity position has been and may be further negatively affected by the current financial market disruptions and the current downturn in the U.S. economy, which have resulted in and may result in further unfavorable conditions in the vehicle rental industry, in the asset backed financing market, and in the credit markets generally. These factors have contributed to and could further contribute to changes in the debt ratings assigned to us by credit rating agencies.

Additionally, the downturn in the U.S. economy and the financial crisis could further impact our liquidity due to (i) decreased demand for vehicles in the used vehicle market, (ii) increased costs associated with the principal financing program for our vehicle rental subsidiaries, including such increased costs incurred in connection with recent amendments to our asset-backed conduit facilities, (iii) any of the vehicle manufacturers, including General Motors Corporation, Ford Motor Company or Chrysler LLC being unable or unwilling to honor its obligations to repurchase or guarantee the depreciation on the related vehicles, (iv) any disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, including our ability to obtain the amendment or waiver of the covenants contained in our senior credit facilities that we are currently seeking, (v) default by any of the financial-guarantee firms that have insured a portion of our outstanding vehicle-backed debt, and (vi) any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement. For additional information regarding our liquidity risks, please see Part II, Item 1A, “Risk Factors” and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Part I, Item 1A, “Risk Factors” of our 2007 10-K.

As of September 30, 2008, we were not aware of any instances of non-compliance with the financial covenants under our credit facilities.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2007 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.2 billion from December 31, 2007 to approximately $2.7 billion at September 30, 2008. We are in the process of finalizing our purchase commitments with manufacturers for model-year 2009 vehicles. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 14 and 15 to our Consolidated Condensed Financial Statements.

As of September 30, 2008, our unrecognized tax benefits totaled $456 million. We are entitled to indemnification from Realogy and Wyndham for substantially all of such amount. A reduction in the unrecognized tax benefits may occur upon settlement with tax authorities, including the Internal Revenue Service (“IRS”). The IRS has begun to examine our taxable years 2003 through 2006. While the ultimate settlement date is uncertain, we believe it is reasonably possible that examination for the taxable years 2003 through 2006 will conclude in 2010.

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

During third quarter 2008, we recorded an impairment charge of approximately $1.3 billion based on an assessment of the fair value of our goodwill, our tradenames asset and our investment in Carey (see Note 1 to our Consolidated Condensed Financial Statements for more information). During fourth quarter 2007, we recorded a goodwill impairment charge of approximately $1.2 billion based on our assessment at that date. We will continue to monitor our goodwill and other intangible assets for potential impairment and may be required to record an additional charge to earnings in the future if events indicate that further impairment exists.

We will adopt the following recently issued accounting pronouncements as required:

•	SFAS No. 141(R), “Business Combinations”

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”

•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”

For detailed information regarding these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

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

Corporate Litigation

With respect to CSI Investments et al. v. Cendant et al. (S.D.N.Y) (“Credentials Litigation”), an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998, the judgment entered in favor of plaintiffs in the amount of approximately $94.3 million plus attorneys fees and accrued interest on the judgment was affirmed in May 2008 following the denial of our and plaintiffs’ motions for reconsideration. We filed a notice of appeal on May 23, 2008 and plaintiffs filed a notice of cross appeal on June 2, 2008. Pursuant to the Separation Agreement, Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of any liability related to the Credentials Litigation; therefore, we expect that any judgment or payment related to the Credentials Litigation will have no net impact on our financial statements or cash balances. The judgement included sanctions against Cendant in the amount of $720,000 and Realogy and Wyndham have paid their proportional share of such sanctions plus post-judgment interest thereon. On September 12, 2008, we filed the initial appellate brief.

Item 1A.	Risk Factors

We recorded a charge for goodwill impairment in the fourth quarter of 2007 and third quarter 2008, and our goodwill may be further impaired in the future, which may require us to record an additional charge to earnings.

Under generally accepted accounting principles, we perform a goodwill impairment assessment as required, which includes, among other things, a reconciliation of current equity market capitalization to stockholders’ equity. In the fourth quarter of 2007 and the third quarter of 2008, our total stockholders’ equity significantly exceeded our equity market capitalization and based on our goodwill impairment assessment, we recorded a charge of approximately $1.2 billion and $1.3 billion for goodwill impairment for fourth quarter 2007 and impairment of goodwill, intangible assets and the Company’s investment in Carey Holdings, Inc. (“Carey”) in third quarter 2008, respectively. During October 2008, our stock price continued to decrease. We may be required to record an additional impairment in the future including as a result of continued reduction to our equity market capitalization, which would result in a negative impact on our results of operations.

We have been adversely impacted by the downturn in the U.S. economy and may be further adversely impacted.

The U.S. economy is currently experiencing a pronounced downturn and is likely in or headed for a recession, possibly a severe one. Historically, our results of operations have declined during periods of general economic weakness. The economic downturn has led to overall reduced business travel and could limit the pace of leisure travel. In 2007, we generated approximately 81% of our domestic car rental revenue from our corporate-owned on-airport locations; therefore, a decline in airline travel will typically have an adverse impact on our results of operations. The effects of economic factors have caused the results of our operations for the first nine months of 2008 to be lower than in the same period in 2007, and we currently expect that results for our Domestic Car Rental segment for full-year 2008 will be significantly lower than in 2007. If economic conditions in the United States do not improve or worsen, our results of operations could be adversely impacted beyond 2008.

Our business requires substantial capital, and a disruption in our ability to obtain financing for our operations, an increase in the cost of our financing or our inability to meet the financial covenants contained in our senior credit facility could adversely impact our company.

We rely upon financing for our operations, particularly asset-backed financing, through asset-backed securities and the lending market, for our vehicle fleet. The global economy is experiencing a financial crisis affecting the banking system and financial markets; therefore, we may be unable to obtain financing for our operations at current levels, and any new financing or refinancing of our existing financing is likely to increase our borrowing costs. For example, we expect our cost of borrowing under our two asset-backed rental car conduit facilities to increase approximately 3% per annum as a result of amendments to such facilities we entered into in October 2008. In connection with such amendments, we obtained a 60-day extension for the 364-day facility that matured in October 2008 while we continue to work with the lenders under that facility on a longer-term extension. There can be no assurance that we will be able to obtain such longer-term extension or an extension for our other asset-backed rental car conduit facility, which matures in February 2009.

Due to reduced demand for travel services, rising borrowing costs and other factors, we may be unable to generate sufficient earnings to enable us to satisfy the financial covenants contained in our senior credit facilities. Failure to comply with these covenants would cause a default under such facilities. If such a default were to occur, there can be no assurance that we would be able to refinance or obtain a replacement for such facilities on reasonable terms. We intend to seek waivers of such covenants or amendments to such facilities, which, if obtained, would likely cause our borrowing costs to increase.

We face risks related to the financial condition of automobile manufacturers and the used vehicle marketplace.

Fleet costs represented approximately 29% of our aggregate expenses for 2007. Approximately 50% of the rental cars that comprise our domestic car fleet are subject to manufacturer repurchase or guaranteed depreciation programs. Residual values for both the cars and trucks in our vehicle rental fleet could be reduced, for a variety of reasons, including the current downturn in the U.S. economy, the effects of the financial credit crisis on demand for vehicles in the used vehicle marketplace, a manufacturer announcing the elimination of various models or brands, or the financial distress of a manufacturer. Such a reduction could cause us to sustain a loss on the ultimate sale of non-program cars and trucks or require us to depreciate those cars and trucks on a more rapid basis while we own them, effectively increasing our fleet costs and adversely impacting our profitability.

In addition, a default on any repurchase or guaranteed depreciation agreement could leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were either (i) sold at an amount less than the amount guaranteed under the applicable agreement or (ii) returned to the manufacturer but for which we were not paid. Approximately 38%, 22% and 14% of our cars are manufactured by General Motors, Ford and Chrysler, respectively, and more than half of these cars, and a portion of our other cars, are subject to manufacturer repurchase or guaranteed depreciation agreements. We could incur additional expenses if, following a manufacturer default, the prices at which we were able to dispose of program cars are less than the specified prices under the repurchase or guaranteed depreciation program. This may occur particularly because we typically pay the manufacturer of a program car more than we would pay to buy the same car as a non-program vehicle and we depreciate a program car to the repurchase price or the guaranteed depreciation agreed to by the manufacturer, which does not take into consideration conditions in the used car marketplace.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: November 7, 2008	/s/ David B. Wyshner
David B. Wyshner
Executive Vice President and Chief Financial Officer

Date: November 7, 2008	/s/ Brett D. Weinblatt
Brett D. Weinblatt
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2006).

10.1	Avis Budget Group, Inc. Deferred Compensation Plan, Amended and Restated as of January 1, 2008.

10.2	Eleventh Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of October 27, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2008).

10.3	First Amendment to the Series 2008-1 Supplement, dated as of October 27, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2008).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Cendant Corporation is now known as Avis Budget Group, Inc.