Form 10-K
period 2008-12-31
AVIS BUDGET GROUP, INC.
filed 2009-02-26
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2008 was $844,109,411. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares outstanding of the Registrant’s common stock was 101,570,563 as of January 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with our annual stockholders’ meeting scheduled to be held on June 12, 2009 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

•	weakness in travel demand, including the downturn in airline passenger traffic in the United States and in the other international locations in which we operate;

•

the decline in general economic conditions and weakness in the housing market, which could lead to a disruption or decline in rental activity, and the impact such a disruption or decline may have on us, particularly during our peak season or in key market segments;

•

a disruption in our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market as a result of the significant disruption in the credit markets or other factors, which could result in a significant increase in borrowing costs and impact our capital requirements;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the locations in which we operate;

•	our dependence on third-party distribution channels;

•	our ability to successfully implement our cost-savings and efficiency improvement initiatives and business strategy;

•	the impact of our derivative instruments, which can be affected by fluctuations in interest rates;

•	our ability to accurately estimate our future results;

•	a major disruption in our communication or centralized information networks;

•	our exposure to uninsured claims in excess of historic levels;

•	our failure or inability to comply with regulations or any changes in regulations, including with respect to personally identifiable information;

•	any impact on us from the actions of our licensees, dealers and independent contractors;

•	substantial increases in the cost, or decreases in the supply, of fuel, vehicle parts, energy or other resources on which we depend to operate our business;

•	risks related to our indebtedness, including our substantial amount of debt and our ability to incur substantially more debt;

•	our ability to meet the financial and other covenants contained in our senior credit facilities, our outstanding unsecured senior notes and certain asset-backed funding arrangements;

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

•	our ability to meet and continue to meet the New York Stock Exchange’s continuing listing standards, including the minimum share price requirement;

•	our exposure to fluctuations in foreign exchange rates; and

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

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

You should consider the areas of risk described above, as well as those described under “Risk Factors” set forth in Item 1A herein and those that may be disclosed from time to time in filings with the Securities and Exchange Commission, in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Our car rental operations generate significant benefits from operating two distinct brands that target different industry segments but share the same fleet, maintenance facilities, systems, technology and administrative infrastructure. We believe that Avis and Budget both enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand. In 2008, we generated total revenues of $5,984 million. The Avis, Budget and Budget Truck brands accounted for approximately 62%, 32% and 6% of our revenue, respectively, in 2008.

Our operations have an extended global reach that includes approximately 7,000 car and truck rental locations in the United States, Canada, Australia, New Zealand, Latin America, the Caribbean and parts of Asia. On average, our rental fleet totaled more than 424,000 vehicles, and we completed more than 27 million vehicle rental transactions worldwide in 2008. Domestically, in 2008 we derived approximately 80% of our nearly $4.7 billion in total car rental revenue from on-airport locations and approximately 20% of our domestic car rental revenue from off-airport locations, which we refer to as our local business. We expanded our local business in 2008, which included an increase in our insurance replacement revenue by approximately 24%. We rent our fleet of approximately 29,700 Budget trucks through a network of approximately 2,500 dealer-operated, 300 company-operated and 75 franchisee-operated locations throughout the continental United States. We also license the use of the Avis and Budget trademarks to multiple licensees in areas in which we do not operate. The Avis and/or Budget vehicle rental systems in Europe, Africa, the Middle East and parts of Asia are operated at approximately 3,800 locations by subsidiaries and sub-licensees of an independent third party primarily under royalty-free trademark license agreements.

We categorize our operations in three operating segments: domestic car rental, consisting of our Avis and Budget U.S. car rental operations; international car rental, consisting of our international Avis and Budget vehicle rental operations; and truck rental, consisting of our Budget truck rental operations in the United States. In 2008:

•	our domestic car rental business generated approximately 92 million rental days and average time and mileage revenue per day of $39.41 with an average rental fleet of approximately 338,000 vehicles;

•

our international car rental business generated approximately 14 million rental days and average time and mileage revenue per day of $43.40 with an average rental fleet of approximately 56,700 vehicles; and

•	our truck rental business generated approximately 4.1 million rental days and average time and mileage revenue per day of $73.66 with an average rental fleet of approximately 29,700 trucks.

In 2008, our business was significantly impacted by the economic downturn, the disruption in the credit markets and ongoing concerns about the domestic auto manufacturers. As a result, pricing and volumes declined and fleet costs and borrowing costs increased, particularly in the second half of 2008. In response, in third quarter 2008, we eliminated more than 700 employee positions to reduce costs and streamlined infrastructure in our headquarters, sales, contact center and field operations, and in November 2008, we implemented a five-point plan to reduce annual expenses in addition to our Performance Excellence process improvement initiative. The five-point plan is intended to enable the Company to realize cost savings through the following specific actions:

•	Significant reductions in operating costs, fleet costs and selling, general and administrative expenses, including the elimination of 2,300 additional positions;

•	A thorough review of station, segment and customer profitability to identify and respond appropriately to unprofitable aspects of the business;

•	Targeted increases in pricing and changes to our sales, marketing and affinity programs in order to improve revenue per day and overall profitability;

•	Further consolidation of purchasing programs and streamlined procurement practices; and

•	Further consolidation of customer-facing, and back-office functions and locations across our operations, which is expected to provide considerable synergies.

For 2009, our objective is to enhance profitability and our position as a leading provider of vehicle rental services as well as to realize cost savings and efficiencies through process improvement and other actions. We expect to achieve our goals by focusing our efforts on the following core strategic initiatives:

•

Optimizing Our Two-Brand Strategy. We plan to continue to position our two distinct and well-recognized brands to capture different segments of customer demand. With Avis as a premium brand preferred by corporate and upscale leisure travelers, and Budget as a value brand preferred by cost-conscious travelers, we believe we are able to target a broad range of demand, particularly since the two brands share the same operational and administrative infrastructure while providing differentiated though consistently high levels of customer service. We aim to provide products, service and pricing, and to maintain marketing affiliations and corporate account contracts, which complement each brand’s positioning. In addition, we use various marketing channels as appropriate for each of our brands and seek to continue to increase the share of our reservations that we generate through our avis.com and budget.com websites, which are among our least-expensive sources of advance bookings.

•

Expanding Our Revenue Sources. We plan to continue to expand our ancillary revenues by offering additional products and services to on- and off-airport customers and by increasing, where appropriate, our recovery from our customers of costs imposed on us by third parties. Opportunities for ancillary revenue growth include adding sales of additional insurance coverages and insurance-related and other ancillary products and services, such as electronic toll collection services and our upgraded where2 GPS navigation product, to the rental transactions of an increasing percentage of our renters. In addition, we seek to grow off-airport revenue by continuing our efforts to identify and attract local demand and increasing our revenues in the insurance replacement sector.

•

Capturing Incremental Profit Opportunities. We plan to continue our focus on yield management and pricing optimization and seek to increase the time and mileage rental fees we earn per rental day. We have implemented technology that strengthens our yield management and that enables us to tailor our product/price offerings to specific customer segments. We have also implemented retail price increases periodically, and we expect to continue to adjust our pricing as conditions warrant. In addition, we believe the expansion of our revenue sources (discussed above) should permit us to generate incremental profits from our customer base, while at the same time enhancing their vehicle rental experience.

•	Reducing Costs and Promoting Efficiencies. We have redoubled our efforts to rigorously control costs. We have developed and implemented our Performance Excellence process improvement initiative to increase efficiencies, reduce operating costs and create sustainable cost savings. This initiative generated substantial savings in 2008 and should provide significant incremental benefits in 2009. In addition to the Performance Excellence initiative, we are taking aggressive action to reduce expenses throughout the organization, in large part through a five-point strategy for realizing cost savings, including: (i) significant reductions in operating and fleet costs and in selling, general and administrative expenses; (ii) a thorough review of station, segment and customer profitability to identify and respond appropriately to aspects of the business that are or have become unprofitable; (iii) targeted increases in pricing, price optimization initiatives and changes in our sales, marketing and affinity programs in order to improve revenue per day and overall profitability; (iv) further consolidation of purchasing programs and streamlined procurement practices; and (v) further consolidation of customer-facing, and back-office functions and locations. We believe these steps should have a significant impact on our financial performance.

•

Mitigating Risks. We expect to face a challenging operating environment in 2009 due to relatively weak demand for travel services, ongoing disruption in the credit markets and continuing concerns about the domestic auto manufacturers. We seek to mitigate our exposure to these risks in numerous ways, including the actions described above, continued adjustment of staffing and fleet levels to reflect changes in demand for vehicle rentals, actions to increase our access to capital, particularly to fund our fleet, and adjustments in the size, nature and terms of our relationships with vehicle manufacturers.

In 2008, we not only completed more than 27 million rental transactions worldwide, but also made significant progress toward our strategic objectives. We retained approximately 97% of our commercial contracts and maintained or expanded our marketing alliances with key marketing partners. Budget entered into a multi-year agreement with Expedia, the largest online travel booking portal, increasing its exposure to additional customers. Avis was named “North America’s Leading Car Hire” in the prestigious World Travel Awards, and Budget grew its award-winning small business program. We opened 90 new off-airport locations in 2008, and off-airport revenues represented 20% of our domestic car rental revenues. We are an “approved” or “preferred” provider for customers of a majority of the largest auto insurance companies in the United States. In 2008, we continued to increase revenue related to rentals of where2 GPS navigation system units, loss damage waivers and insurance products, and other ancillary services.

In December 2008, we successfully renewed our two U.S. asset-backed rental car conduit facilities to provide financing of our fleet in 2009. We have continued to diversify our fleet purchases, and we have implemented strategies from our Performance Excellence program and elsewhere to realize cost savings throughout our business. We are utilizing sophisticated yield-management technology to optimize our pricing and fleet planning, and we continue to analyze and streamline our operations to gain efficiencies. And, most importantly, our more than 26,000 employees continue to provide reliable, high-quality vehicle rental services that foster customer satisfaction and customer loyalty.

* * *

Company Information

Our principal executive office is located at 6 Sylvan Way, Parsippany, New Jersey 07054 (telephone number: (973) 496-4700). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Commission and certain of our officers and directors file statements of changes in beneficial ownership on Form 4 with the Commission. Such reports (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to such reports), proxy statements, other information and Form 4s can be accessed on our website at www.avisbudget.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. A copy of our Codes of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our website. We will provide, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, Codes of Conduct and Ethics, Corporate Governance Guidelines and Board Committee Charters upon request by phone or in writing at the above phone number or address, attention: Investor Relations. In accordance with New York Stock Exchange (NYSE) Rules, on June 18, 2008, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

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

Car rental business

Operations—Avis

We operate or franchise approximately 2,200 of the approximately 5,100 rental locations that comprise the Avis car rental system (the “Avis System”) throughout the world, which represents one of the largest car rental systems in the world, based on total revenue and number of locations, and encompasses locations at most of the largest airports and cities in the United States and internationally. The Avis System in Europe, Africa, the Middle East and parts of Asia is primarily operated under royalty-free license agreements with Avis Europe Holdings, Limited (“Avis Europe”), an independent third party, and is comprised of approximately 2,900 locations operated by Avis Europe and its sub-licensees.

We own and operate approximately 1,300 Avis car rental locations in both the on-airport and local rental segments in North America, Australia, New Zealand, Latin America and the Caribbean. In 2008, Avis generated total revenue of approximately $3.7 billion, of which approximately 83% (or $3.1 billion) was derived from U.S. operations. In addition, we franchise the Avis System to independent business owners in approximately 900 locations throughout the United States, Canada, Latin America, Australia, New Zealand and parts of Asia. In 2008, approximately 95% of the Avis System total domestic revenue was generated by our locations and the remainder was generated by locations operated by franchisees. Franchisees generally pay royalty fees to us based either on total time and mileage charges or total revenue.

The table below presents the total number of locations that make up the Avis System:

Avis System Locations*

	U.S.	International	Total
Our Avis company-owned locations (includes agency-operated locations)	1,000	300	1,300
Our Avis franchisee locations	300	600	900

Our total Avis company-owned and franchisee locations	1,300	900	2,200
Avis Europe locations**	-	2,900	2,900

Total Avis System Locations	1,300	3,800	5,100

*	Location counts are approximate.
**	Obtained from Avis Europe website.

In 2008, Avis derived approximately 60% and 40% of its domestic time and mileage revenue from commercial and leisure customers, respectively, and 77% and 23% of its domestic revenue from customers renting at airports and locally, respectively.

The Avis brand provides high-quality car rental services at price points generally above non-branded and value-branded national car rental companies. We offer Avis customers a variety of premium services, including:

•	Avis Preferred, a counter bypass program, which is available at major airport locations;

•

where2, a navigation system with real-time traffic alerts, that can suggest alternative routes and features Bluetooth hands-free calling and MP3 playback capability as well as directions in multiple languages;

•

Avis Cool Cars, a line of fun-to-drive vehicles such as the Cadillac CTS, Chevrolet Corvette, Chrysler Crossfire and Hummer H3, as well as eco-friendly Nissan Altima and Toyota Prius “hybrid” vehicles;

•	Roving Rapid Return, wireless technology which permits customers who are returning vehicles to obtain a printed charge record from service agents at the vehicle as it is being returned;

•	Avis Access, a full range of special products and services for drivers and passengers with disabilities;

•

Avis Interactive, a proprietary management tool that allows select corporate clients to easily view and analyze their rental activity via the Internet allowing these clients to better manage their travel budgets and monitor employee compliance with applicable travel policies;

•	The Avis First Program, a customer loyalty program that rewards customers with additional benefits for frequent rentals; and

•	Chauffeur Drive, a premium service which allows customers to hire a professional driver to drive their Avis rental car through an arrangement with a third party provider.

Operations—Budget

The Budget vehicle rental system (the “Budget System”) is one of the largest car rental systems in the world, based on total revenue and number of locations. We operate or franchise approximately 1,850 of the approximately 2,750 car rental locations in the Budget System throughout the world, including locations at most of the largest airports and cities in the United States and certain other regions. The Budget System in Europe, Africa and the Middle East is operated under a royalty-free trademark license agreement with an independent third party, which is an affiliate of Avis Europe and is comprised of approximately 900 additional company-operated and sub-licensee locations.

We own and operate approximately 825 Budget car rental locations in the United States, Canada, Puerto Rico, Australia and New Zealand. In 2008, our Budget car rental operations generated total revenue of approximately $1.9 billion, of which 86% (or $1.6 billion) was derived from U.S. operations. We also franchise the Budget System to independent business owners who operate approximately 1,025 locations throughout the United States, Canada, Latin America, the Caribbean and parts of Asia. In 2008, approximately 86% of the Budget System domestic total revenue was generated by our locations with the remainder generated by locations operated by independent franchisees. Independent franchisees generally pay royalty fees to us based on gross rental revenue.

The table below presents the total number of locations that make up the Budget System:

Budget System Locations*

	U.S.	International	Total
Our Budget company-owned locations (includes agency-operated locations)	650	175	825
Our Budget franchisee locations	225	800	1,025

Our total Budget company-owned and franchisee locations	875	975	1,850
Avis Europe locations**	-	900	900

Total Budget System Locations	875	1,875	2,750

*	Location counts are approximate.
**	Obtained from Avis Europe website.

In 2008, Budget derived 28% and 72% of its domestic time and mileage car rental revenue from commercial and leisure customers, respectively, and 75% and 25% of its domestic car rental revenue from customers renting at airports and locally, respectively.

Budget is a leading rental car supplier to the price-conscious segments of the industry. Budget offers its customers Fastbreak, an expedited rental service for frequent travelers, which operates much like Avis Preferred, as well as where2 navigation systems and Roving Rapid Return, as described above. Budget also offers the Budget Small Business Program, a program for small businesses that offers discounted rates and central billing options, and Unlimited Budget, a loyalty program for travel professionals established by Budget over ten years ago.

Reservations

Customers can make Avis and Budget reservations through our Avis and Budget websites at avis.com and budget.com, through our reservation centers (also referred to as contact centers) toll-free at 1-888-777-AVIS and 1-800-BUDGET7, respectively, through online travel portals, through selected partners, including many major airlines utilizing direct connect technology, through their travel agent, or by calling a location directly. Travel agents can access our reservation systems through all major global distribution systems (GDSs) and can obtain information with respect to rental locations, vehicle availability and applicable rate structures through these systems.

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

In 2008, approximately 79% of domestic vehicle rental transactions from our owned and operated Avis locations in the United States were generated by travelers who rented from Avis under contracts between Avis and the travelers’ employers or through membership in an organization with whom Avis has a contractual affiliation (such as AARP). Avis also has marketing relationships with organizations such as American Express Company and Sears, Roebuck & Co., through which we are able to provide customers of these entities with incentives to rent from Avis. Avis franchisees also have the option to participate in these affiliations. For commercial and leisure travelers who are unaffiliated with any of the employers or organizations that we contract with, Avis solicits business through media, direct mail, e-mail and Internet advertising. Avis conducts various loyalty programs through direct marketing campaigns, including Avis Preferred, which allows customers to bypass the counter, and Avis First, which offers our customers enhanced benefits for frequent rentals.

Additionally, Budget offers “Unlimited Budget”, a loyalty incentive program for travel agents which had approximately 21,000 travel agents actively enrolled as of December 31, 2008, and the Budget Small Business Program, a program for small businesses that offers discounted rates and central billing options. Budget also has contractual arrangements with American Express Company and other organizations which offer members of these groups incentives to rent from Budget. In connection with its focus on price-conscious customers, Budget primarily relies on retail advertising, including Internet advertising, and on value pricing to drive customers to our Budget website, our call centers and other distribution channels. Budget also offers proprietary marketing programs such as Fastbreak, an expedited rental service for frequent renters. Our international Avis and Budget operations maintain close relationships with the travel industry through participation in several non-U.S. based frequent traveler programs with airlines such as Air Canada and Qantas Airways Limited, as well as participation in Avis Europe’s programs with British Airways Plc, Deutsche Lufthansa AG and other carriers.

Franchising

Of the approximately 2,200 Avis and approximately 1,850 Budget car rental locations we operated and/or franchised at December 31, 2008, approximately 41% and 56%, respectively, were owned and operated by franchisees. Revenue derived from our car rental franchisees in 2008 totaled approximately $34 million. Franchised locations range from large operations at major airport locations to franchise territories encompassing an entire country to relatively small operations in suburban locations. Fleets of our franchisees range from fleets in excess of 3,000 vehicles to fleets of fewer than 50 vehicles. Franchising provides us with a source of high margin revenue as there are relatively limited additional fixed costs associated with fees paid by franchisees to us. Although franchised locations represent approximately half of the locations that we own or franchise, they represent only approximately 8% of total domestic revenue generated by the Avis and Budget Systems, as the average franchised operation is significantly smaller than the average owned location. Generally, we do not actively seek new franchisees in the United States or Canada.

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

We maintain the right to monitor the operations of franchisees and, when applicable, can declare a franchisee to be in default under its franchise agreements, which default may or may not be curable. We can terminate these franchise agreements for certain defaults, including failure to pay franchise fees and failure to adhere to our operational standards.

Our franchise agreements grant the franchisees the exclusive right to operate an Avis and/or Budget car and/or truck rental business in a particular geographic area. Under agreements that predate our ownership of Avis or Budget, a limited number of franchisees in the United States are also separately franchised exclusively to sell used cars under the Avis and/or Budget brand. Our current franchise agreements provide for a 20-year term. Certain existing franchise agreements do not contain a fixed term, or provide for renewal terms for no additional fee so long as the franchisee is not in default. Upon renewal, the terms and conditions of the franchise agreement may generally be amended from those contained in the expiring franchise agreements, while language in certain older franchise agreements may limit our ability to do so. The car rental royalty fee payable to us under franchise agreements is generally 5% to 8% of gross rental revenue but certain franchisees of each brand, both internationally and domestically, have franchise agreements with different royalty fee structures.

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

Other revenue

In addition to revenue from vehicle rentals and franchisee royalties, we generate revenue from Avis and Budget customers through the sale and/or rental of optional products and services such as supplemental equipment (for example, child seats and ski racks), loss damage waivers, additional/supplemental liability insurance, personal accident/effects insurance, fuel service options, fuel service charges, electronic toll collection and other ancillary products and services as described above, such as rentals of where2 GPS navigation units which in 2008 contributed more than $75 million to revenue. In 2008, approximately 4% of our vehicle rental operations revenue was generated by the sale of loss damage waivers under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if the customer has not breached the rental agreement. In addition, we receive reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations.

Websites

Avis and Budget have strong brand presence on the Internet through their websites, avis.com and budget.com, as well as third party websites. Direct bookings via our websites are one of our least-expensive sources of bookings, so the use of Internet bookings generates cost savings for us. In addition, both Avis and Budget have agreements to promote their car rental services with major Internet portals and have a strong advertising presence on various search engines. Bookings over the Internet accounted for 55% of Budget’s 2008 domestic reservations, with 33% of reservations derived from bookings on budget.com. Bookings over the Internet accounted for 35% of Avis’ 2008 domestic reservations, with 28% derived from bookings on avis.com.

The Wizard System

We own the Wizard System, our worldwide reservation, rental, data processing and information management system. The Wizard System enables us to process over one million incoming customer inquiries each day, providing our customers with accurate and timely information about our locations, rental rates and vehicle availability, as well as the ability to place or modify reservations. Additionally, the Wizard System is linked to all major travel distribution networks worldwide and provides real-time processing for travel agents, travel industry partners (such as airlines), corporate travel departments and individual consumers through our websites or calls to our contact centers. The Wizard System also provides personal profile information to our reservation and rental agents to better service our customers. Among the principal features of the Wizard System are:

•	Roving Rapid Return, wireless technology which permits customers who are returning vehicles to obtain a printed charge record from service agents at the vehicle as it is being returned;

•	Preferred Service, Avis’ expedited rental service that provides enrolled customers with a printed Preferred Service rental record in their pre-assigned vehicle and a fast, convenient check-out;

•	Fastbreak, Budget’s expedited rental service which allows for a faster processing of rentals and service for enrolled customers;

•	Wizard on Wheels, which enables us to assign vehicles and complete rental agreements while customers are being transported to the rental vehicle;

•	Flight Arrival Notification, a system that alerts rental locations when flights have arrived so that vehicles can be assigned and paperwork prepared automatically;

•

Avis Link, which automatically identifies when a customer with a profile on record is entitled to special rental rates and conditions, and therefore sharply reduces the number of instances in which we inadvertently fail to give Avis renters the benefits of negotiated rate arrangements to which they are entitled;

•	Credit Card Link, which allows both brands to verify all major credit cards through a real-time connection during the rental processing;

•	interactive interfaces through third party computerized reservation systems such as Galileo and Sabre;

•

Avis Interactive, which allows select corporate clients to easily view and analyze their rental activity via the Internet through account analysis and activity reports, allowing these clients to better manage their travel budgets and monitor employee compliance with applicable travel policies;

•

Direct Connect, a service offered to business to business partners that allows them to easily connect their electronic systems to the Wizard System, and to obtain Avis or Budget rate, location and fleet information as well as book reservations for their customers; and

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

Vehicle purchasing.  We participate in a variety of vehicle purchase programs with major domestic and foreign vehicle manufacturers. General Motors is the featured supplier for Avis, and Ford is the featured supplier for Budget. During 2008, approximately 32%, 23% and 14% of the cars acquired for our U.S. car rental fleet were manufactured by General Motors, Ford and Chrysler, respectively, compared to 34%, 27% and 16%, respectively, in 2007. During 2008, we also purchased Mitsubishi, Hyundai, Kia, Nissan, Subaru, Suzuki, Toyota and Volkswagen vehicles. The decrease in the portion of our fleet sourced from domestic manufacturers in 2008 is reflective of our continuing efforts to diversify our fleet and to reduce fleet costs.

Vehicle disposition.  We generally hold a vehicle in our domestic fleet for a term of four to 14 months. For 2008 and 2007, approximately 58% and 73%, respectively, of the rental cars purchased for our domestic car fleet were subject to agreements requiring automobile manufacturers to repurchase them or guarantee our rate of depreciation during a specified period of time. Cars subject to these agreements are sometimes referred to as “program vehicles” or “program cars” and cars not subject to these agreements are sometimes referred to as “risk cars” or “risk vehicles”. The programs in which we participate currently require that the program vehicles be maintained in our fleet for a minimum number of months (typically four to 12 months) and impose return conditions, including those related to mileage and condition. At the time of return to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market at the time of disposition. The future percentages of program and risk vehicles in our fleet will be dependent on the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs. We dispose of our risk vehicles largely through automobile auctions, including auctions that enable dealers to purchase vehicles online more quickly than through traditional auctions.

Of the approximately 373,000 cars from our rental car fleet that we sold in 2008 (compared to 407,000 that we sold in 2007), we sold approximately 64% back to the manufacturers pursuant to repurchase or guaranteed depreciation programs and the rest through third party channels such as wholesale auctions. In 2009, we expect the percentage of cars sold back to the manufacturers to decrease as we acquire more risk vehicles.

Utilization and seasonality.  Our car rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. The general seasonal variation in demand, along with more localized changes in demand at each of our locations, causes us to vary our fleet size over the course of the year. For 2008, our average monthly fleet size in the U.S. ranged from a low of approximately 269,000 vehicles in December to a high of approximately 380,000 vehicles in July. Compared to 2007, our average fleet size decreased approximately 1% in 2008 at approximately 338,000 vehicles. Average domestic fleet utilization for 2008, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 68% in December to 79% in August and averaged 75% for 2008, which was consistent with 2007 levels. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled statistics.

Maintenance.  We place a strong emphasis on vehicle maintenance for customer safety and customer satisfaction reasons, as well as because quick and proper repairs are critical to fleet utilization. To accomplish this task we employ a fully-certified National Institute for Automotive Service Excellence (“ASE”) technician instructor at our headquarters. This instructor has developed a specialized training program for our 405 technicians who operate in approximately 85 maintenance and damage repair centers for both Avis and Budget. We use advanced diagnostic equipment, including General Motors’ “Tech 2” and MDI diagnostic systems and Ford’s IDS diagnostic system. Our technician training department also prepares its own technical service bulletins that can be retrieved electronically at all of our repair locations. Approximately 85% of our technicians are ASE-certified.

Customer service

Our commitment to delivering a consistently high level of customer service is a critical element of our success and strategy. We conduct daily location-specific customer satisfaction tracking by sending web-based surveys to recent customers of our top volume locations. In 2008, we received over 530,000 responses to our online customer satisfaction survey (the Voice of the Customer Survey). The Voice of the Customer Survey selects customers at specific locations to evaluate their overall satisfaction with their rental experience at that location. Results are analyzed generally and by location to help further enhance our service levels to our customers. In addition, we utilize a toll-free “800” number and a dedicated customer service e-mail address to allow customers of both Avis and Budget to report problems directly to our customer relations department. Location associates and managers also receive training and are empowered to resolve virtually all customer issues at the location level. We prepare weekly and monthly reports on the types and number of complaints received for use by location management in conjunction with the customer satisfaction reports as feedback of customer service delivery.

Environmental Initiatives

Over the past several years, we have launched a number of initiatives to manage the environmental aspects of our business. We have focused on and expect to continue to focus on the environmental profile of our car rental fleet, as measured using the United States Environmental Protection Agency SmartWay Certification program. Sixty-three percent of the 2008 model year rental cars in our fleet met the standards for U.S. EPA SmartWay Certification. We also offer gas/electric hybrid cars for rent in three different car classes and flex fuel cars for rent for those seeking to minimize environmental impact through use of E-85 ethanol fuel. We also offer a significant number of vehicles equipped for electronic toll collection, which published research indicates reduces hydrocarbons and carbon monoxide emissions as well as emissions of nitrogen oxides.

We have begun the process of creating formal Environmental Management Systems (EMS) for key airport locations in accordance with ISO 14001 international standards. We intend to use these standards to quantify the various environmental aspects of our business operations, and to manage these aspects, reducing our impact when and where practicable. For example, all of the car washes installed at our Avis and Budget facilities now recycle and reuse at least 80% of their wastewater. We also recently announced that we will make the puraDYN® Oil Filtration System standard equipment on our fleet of nearly 300 heavy duty buses; this equipment upgrade is expected to reduce our use of motor oil significantly.

We also offer corporate customers a carbon footprint calculator designed to work with our data warehouse and compute the emissions from their rental car use. We then offer our corporate customers a program to help them reduce their impact, including driver education, and the use of carbon offset credits aimed at making their rental car use carbon neutral. We also have an alliance with Carbonfund.org, a leading non-profit provider of carbon offset credits, to enable both renters and corporate customers to be able to offset the emissions from their rental car use. Renters can offset emissions on a daily, weekly or monthly basis on Avis.com or Budget.com.

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

Competition

The car rental industry is characterized by intense price and service competition. Competition in our vehicle rental operations business is based primarily upon price, reliability, vehicle availability, national distribution, usability of booking systems, ease of rental and return, and other elements of customer service. In addition, competition is influenced strongly by advertising, marketing and brand reputation. We compete primarily with the following car rental companies: Hertz Global Holdings, Inc., Dollar Thrifty Automotive Group, Enterprise Rent-A-Car Company, which also operates the National Car Rental and Alamo brands, and Europcar.

2008 Acquisitions

In 2008, we acquired the exclusive rights to certain vehicle rental franchise territories and related assets, including $36 million of associated vehicles, for $87 million in cash, resulting in $50 million valued as trademark intangible assets. These acquisitions for 2008 relate to the Company’s domestic car rental and international car rental segments. These acquisitions were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

Truck rental business

Operations

Budget’s truck rental business is one of the largest local and one-way truck rental businesses in the United States. The Budget truck rental business has a combined fleet of approximately 29,700 trucks, with an average truck age of three years, which are rented through a network of approximately 2,500 dealers and 300 company-operated and 75 franchisee-operated locations throughout the continental United States. The Budget truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. In 2008, the Budget truck rental business generated total revenue of approximately $382 million.

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

We maintain a co-branding agreement with Public Storage, a leading operator of self-storage units, whereby we are an exclusive third-party provider of rental trucks at Public Storage locations, and engage in certain cross-promotional efforts. We also maintain a strategic partnership agreement with Sears, Roebuck & Co. and in 2008 entered into new agreements with Entertainment Publications and AARP to promote Budget’s truck rental business.

Distribution

Budget’s truck rental business is offered through a national network, which included approximately 2,500 dealers as of December 31, 2008. These independently-owned dealers primarily operate self-storage facilities, rental centers, hardware stores, service stations and other similar retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks to consumers and to our commercial accounts and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck rentals and ancillary equipment rentals. Generally, dealership agreements may be terminated by either party upon 30 to 90 days’ prior written notice.

Competition

The truck rental industry is characterized by intense price and service competition. We compete with a large number of truck rental companies throughout the country, including U-Haul International, Inc., Penske Truck Leasing Corporation, Ryder System, Inc., Enterprise Rent-A-Car Company and many others.

Seasonality

Our truck rental operations are subject to seasonal demand patterns, with generally higher levels of demand occurring during the late spring and summer months when most self-moves occur, with the third quarter typically being our busiest quarter. Generally, December is also a strong month due to increased retail sales activity and package deliveries.

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

INTEREST IN CAREY HOLDINGS, INC.

We own a 47.9% interest in Carey Holdings, Inc., the parent company of Carey International, Inc., a leading worldwide provider of chauffeured ground transportation services. Carey operates in approximately 550 cities and 60 countries through a network of franchisees and alliance partners. In 2008, we continued to develop our relationship with Carey to enable us to offer our customers increasingly diversified ground transportation products and services.

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

FINANCIAL DATA OF SEGMENTS AND GEOGRAPHIC AREAS

Financial data for our segments and geographic areas are reported in Note 23—Segment Information to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

REGULATION

We are subject to federal, state and local laws and regulations, including those relating to taxing and licensing of vehicles, franchising, consumer credit, consumer protection, environmental protection, insurance, privacy and labor matters.

Environmental

The principal environmental regulatory requirements applicable to our vehicle rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate approximately 430 Avis and Budget locations at which petroleum products are stored in underground or above ground tanks. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 U.S. Environmental Protection Agency upgrade mandate and periodic testing and leak monitoring of underground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

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

Loss damage waivers

A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if there has been no breach of the rental agreement. Approximately 4% of our domestic car rental revenue during 2008 was generated by the sale of loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer’s personal automobile insurance and that loss damage waivers may not be necessary. In addition, New York permits the sale of loss damage waivers at a capped rate per day based on the vehicle manufacturer’s suggested retail price. Illinois, Nevada and California have similar statutes, which establish the daily rate that can be charged for loss damage waivers.

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

EMPLOYEES

As of December 31, 2008, we employed approximately 26,000 employees, of which approximately 9,000 were employed on a part-time basis. Approximately 26% of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

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

Risks related to our business

The high level of competition in the vehicle rental industry may lead to reduced rental volumes, downward pricing pressure or an inability to increase our prices, which could have an adverse impact on our results of operations.

The vehicle rental industry in which we operate is highly competitive. We believe that price is one of the primary competitive factors in the vehicle rental industry. Our competitors, some of whom may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that we match competitors’ reduced pricing, it could have an adverse impact on our results of operations. To the extent that we do not match or remain within a reasonable competitive margin of our competitors’ pricing, it could also have an adverse impact on our results of operations, as we may lose rental volume. The risk of competition on the basis of pricing in the truck rental industry can be even more intense than in the car rental industry because it is more difficult to reduce fleet size in the truck rental industry in response to reduced demand. The Internet has increased pricing transparency among vehicle rental companies by enabling cost-conscious customers to more easily obtain and compare the rates available from various vehicle rental companies for any given rental. This transparency may increase the prevalence and intensity of price competition in the future.

We face risks of increased fleet costs, both generally and due to the possibility that manufacturers could change or cease their repurchase or guaranteed depreciation programs.

Fleet costs, which represent our largest single expense, represented approximately 29% of our aggregate expenses for 2008 and can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles. For 2008 and 2007, approximately 58% and 73%, respectively, of the rental cars purchased for our domestic car fleet were the subject of agreements requiring automobile manufacturers to repurchase them or guarantee the depreciation rate for a specified period of time. We refer to cars subject to such agreements as “program cars.” Under these repurchase and guaranteed depreciation programs, automobile manufacturers agree to repurchase cars at a specified price during a specified time period or guarantee the rate of depreciation for a specified period of time, typically subject to certain car condition and mileage requirements. Repurchase and guaranteed depreciation programs therefore enable us to determine, in advance, our depreciation expense, which is a significant cost factor in our car rental operations. Repurchase and guaranteed depreciation programs also limit the risk to us that the market value of a car, at the time of its disposition, will be less than its estimated residual (or depreciated) value; however, such programs result in additional exposure to the manufacturers with whom we have such agreements. See “We face risks related to the financial condition and possible bankruptcy of automobile manufacturers and the used vehicle marketplace”.

Automobile manufacturers may not continue to sell cars to us subject to repurchase or guaranteed depreciation programs at all or on terms consistent with past practice. The overall cost of cars subject to repurchase or guaranteed depreciation programs could also increase if the manufacturers were to make changes to these programs, particularly if such changes were to result in a decrease in the repurchase price or guaranteed depreciation without a corresponding decrease to the original purchase price. Repurchase or guaranteed depreciation programs also generally provide us with flexibility to reduce the size of our fleet rapidly in response to an economic slowdown or changes in demand by returning cars sooner than originally expected. This flexibility may be reduced in the future to the extent the percentage of program cars in our car rental fleet decreases or this feature of repurchase or guaranteed depreciation programs is altered.

Our per unit fleet costs could also increase if we purchase fewer vehicles, as we receive payments from manufacturers, known as “incentive payments”, following the purchase of some of our vehicles once certain conditions are met such as reaching certain purchase volumes, or if manufacturers eliminate or reduce the terms of these incentive programs. Our failure to purchase pre-determined volumes of cars for our rental fleet, or the elimination or reduction in incentive payments, could cause our per unit fleet costs to increase substantially and adversely impact our financial condition and results of operations.

We face risks related to the financial condition and possible bankruptcy of automobile manufacturers and the used vehicle marketplace.

Approximately 58% of the rental cars acquired for our domestic car fleet in 2008 are subject to manufacturer repurchase or guaranteed depreciation programs and we also receive incentive payments from manufacturers following the purchase of some of our vehicles once certain conditions are met such as reaching certain purchase volumes. A default on any repurchase or guaranteed depreciation agreement or incentive payment obligation could leave us with a substantial unpaid claim against the manufacturer particularly with respect to program cars that were either (i) resold for an amount less than the amount guaranteed under the applicable agreement and therefore subject to a “true-up” payment obligation from the manufacturer or (ii) returned to the manufacturer but for which we were not yet paid and therefore we could incur a substantial loss as a result of such default.

Approximately 32%, 23% and 14% of the cars we acquired in 2008 were manufactured by General Motors, Ford and Chrysler, respectively, and more than 57% of these cars, and a portion of our cars manufactured by foreign manufacturers, are subject to manufacturer repurchase or guaranteed depreciation agreements. The auto industry has been adversely impacted by current economic conditions, and U.S. car sales of both domestic and foreign manufacturers have recently declined to historically low levels. U.S. automakers are facing particularly serious challenges; General Motors and Chrysler received government loans in 2008 and have requested additional assistance in 2009 and some observers believe Ford may seek similar assistance in 2009. We could incur additional material expenses if, following a manufacturer default under its agreements with us as a result of commencement of bankruptcy proceedings by such manufacturer or otherwise, the prices at which we were able to dispose of program cars were less than the specified prices under the repurchase or guaranteed depreciation program. The effect may be magnified because we typically pay the manufacturer of a program car more than we would pay to buy the same car as a non-program, or “risk”, vehicle and because we depreciate a program car to the repurchase price or the guaranteed depreciation agreed to by the manufacturer, which price does not take into consideration conditions in the used car marketplace and is usually therefore higher than the price that would be available in the used car marketplace.

We currently sell non-program vehicles through auctions, third party resellers and other channels in the used vehicle marketplace. In the fourth quarter of 2008, the resale value of used vehicles dropped sharply. Residual values for both non-program cars and trucks in our vehicle rental fleet can decline for a variety of reasons, including the current downturn in the U.S. and global economies, the effects of the disruptions of the credit markets on demand for vehicles in the used vehicle marketplace, a manufacturer announcing the elimination of various models or brands, or the financial distress of a manufacturer, including commencement of bankruptcy proceedings by such manufacturer. Such a reduction in value could cause us to sustain a substantial loss on the ultimate sale of non-program cars and trucks or require us to depreciate those cars and trucks at a more accelerated rate while we own them. If a manufacturer were to default on its obligations with respect to any of our program vehicles or commence bankruptcy proceedings, we may be forced to resell those program vehicles on our own, increasing our exposure to the same resale risks as apply to non-program vehicles.

Any reduction in the value of our fleet could effectively increase our fleet costs, adversely impact our profitability and potentially lead to decreased capacity in our asset backed car rental funding facilities due to the collateral requirements for such facilities which effectively increase as market values for vehicles decrease. As a result, our ability to utilize our asset-backed vehicle financing programs to acquire new vehicles for our rental fleet may be limited. In addition, if our ability to sell vehicles in the used vehicle marketplace were to become severely limited at a time when required collateral levels were rising, principal under our asset-backed financing facilities may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our vehicle program subsidiaries. If that were to occur, the holders of our asset-backed debt may have the ability to exercise their right to direct the trustee to foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.

To the extent auto manufacturers significantly curtail production in response to current economic conditions or determine to curtail sales to the vehicle rental industry for any reason, we may not be able to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs.

We have been adversely impacted by the downturn in the U.S. economy and weakness in travel demand and the housing market and may be further adversely impacted.

The U.S. economy appears to have been in recession throughout 2008, and such conditions are likely to persist into at least 2009. Historically, our results of operations have declined during periods of general economic weakness. The effects of the current recession have contributed to the significant year-over-year decline in the results of our car and truck rental operations, including declines in volume and pricing particularly in the second half of 2008 in both our car and truck rental businesses. If economic conditions in the United States and worldwide do not improve or worsen, our financial condition and results of operations could be materially and adversely impacted in 2009 and beyond.

For example, the economic downturn has led to reduced travel demand, with many U.S. airlines having implemented capacity reductions and many companies curtailing business travel. In 2008, we generated approximately 80% of our domestic car rental revenue from our on-airport locations; therefore, a decline in airline travel will typically have a direct adverse impact on our results of operations. Air travel could also be further affected by work stoppages, military conflicts, terrorist incidents or threats, pandemic diseases, natural disasters or the response of governments to any of these events.

Our truck rental operations generated negative EBITDA for 2008 in part because the housing market, a key driver of both local rentals and one-way truck rentals, is also experiencing a severe downturn. If adverse conditions in the housing market persist or worsen, we may see a further decline in truck rental transactions, which could have a further adverse impact on our business.

We are dependent on third party distribution channels, and the success of our business depends in significant part on these relationships.

We generate approximately 45% of our domestic car rental reservations through third party distribution channels, which include (i) traditional and online travel agencies, airlines and hotel companies, marketing partners such as credit card companies and membership organizations, and other entities that help us attract customers and (ii) global distribution systems (“GDS”) that connect travel agents, travel service providers and corporations to our reservations systems. In 2008, 19% and 2% of our domestic car rental reservations came through our largest GDS source and our largest non-GDS third party source of reservations, respectively. The operators of third party distribution channels generally can cancel or modify their agreements with us upon relatively short notice. Changes in our pricing agreements, commission schedules or arrangements with third party distribution channels, the termination of any of our relationships or a reduction in the transaction volume of such channels, or a GDS’s (Amadeus, Galileo, Sabre or Worldspan) inability to process and communicate reservations to us could have an adverse impact on our business, financial condition and results of operations.

Our business is seasonal, and a disruption in rental activity during our peak season could materially adversely affect our results of operations.

In our business, the third quarter of the year has historically been our strongest quarter due to the increased level of leisure travel and household moving activity. In 2008, the third quarter accounted for approximately 28% of our vehicle rental revenue for each of our Domestic Car Rental, International Car Rental and Truck Rental segments and was our most profitable quarter for each of our segments as measured by EBITDA. Any circumstance or occurrence that disrupts rental activity during the third quarter could have a disproportionately adverse impact on our financial condition and our results of operations.

Our derivative instruments may impact our results of operations.

We utilize derivative instruments to manage a portion of our risk related to fluctuations in interest rates, gas prices and foreign exchange rates. The derivative instruments we use are typically in the form of interest rate and commodity swaps and foreign exchange forwards. Periodically, we are required to determine the change in fair value, called the “mark to market,” of these derivative instruments, which can result in a non-cash charge or gain being recognized in our financial results for a period preceding the period or periods in which settlement occurs under the derivative instruments and, for example, interest payments are made. Changes or shifts in interest rates, gas prices and foreign exchange rates can significantly impact the valuation of our derivatives and therefore could expose us to substantial mark-to-market losses or gains if such rates or prices fluctuate materially from the time the derivatives were entered into. Accordingly, a fluctuation in such rates or prices may impact our financial position, results of operations and cash flows. In addition, volatility in rates and prices can also impact the cost and effectiveness of our derivative instruments in managing our risks. To the extent any of our derivatives were to result in a gain upon settlement, we would be exposed to credit risk of the counterparties to such derivatives, which are typically financial institutions.

We are exposed to fluctuations in foreign exchange rates, which may adversely affect our results of operations.

Certain of our international operations generate revenue and incur operating costs in currencies other than the U.S. dollar, including our operations in Australia, Canada and New Zealand. In addition, the financial position and results of operations of some of our foreign subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities, to the extent such figures reflect the inclusion of foreign assets and liabilities that are translated into U.S. dollars for presentation in our financial statements, as well as our results of operations. While we take steps to manage our currency exposure, we cannot accurately predict the nature or extent of future exchange rate variability, which could adversely impact our results of operations and financial position.

We may not be successful in implementing our cost-saving and efficiency improvements or other business strategies.

We expect to face a challenging operating environment in 2009, given the weakness in the economy and the disruption in the credit markets. As a result, we announced actions designed to reduce costs and improve efficiency. Such actions include (i) reduction of operating costs, fleet costs and other expenses; (ii) targeted pricing increases; (iii) assessment and modification or elimination of unprofitable aspects of our business; and (iv) consolidation of certain back office and other functions. We also anticipate generating additional cost savings in 2009 through implementation of our Performance Excellence process improvement initiative. If we are unable to achieve sufficient cost savings through these actions, our financial condition and results of operations could be adversely impacted.

Part of our business strategy also includes enhancing profitability by expanding our ancillary revenues such as revenue from selling insurance coverages and where2 GPS navigation rentals. If we are unable to achieve targeted price increases aimed at improving revenue per day, overall profitability or ancillary revenue growth through our actions, our financial condition and results of operations could be adversely impacted.

Acquisitions of existing Avis or Budget franchisees, or other businesses, could have an adverse impact on our results of operations.

We have acquired or may acquire existing franchisees and have invested in and may invest in other businesses. These acquisitions may involve numerous risks, including those associated with integrating operations, technology and personnel into our business, potential disruption of our ongoing business and distraction of management, and exposure to existing as well as unknown liabilities, including litigation involving the acquired entity. Such acquisitions may not be accretive to our earnings and may negatively impact our financial condition and results of operations.

We face risks arising from our heavy reliance on communications networks and centralized information systems.

We rely heavily on information systems, including our reservation system, to accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems, and we rely on communications service providers to link our systems with the business locations these systems serve. A failure of a major system, or a major disruption of communications between the system and the locations it serves, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes, and otherwise adversely affect our ability to manage our business effectively. Our systems’ business continuity plans and insurance programs seek to mitigate such a risk, not eliminate it.

In addition, because our systems contain non-public personally identifiable information about millions of individuals and businesses, our failure to maintain the security of the data we hold, whether as a result of our own error or the actions of others, could harm our reputation, give rise to legal liabilities leading to lower revenue and increased costs or otherwise adversely impact our reputation, financial condition and results of operations.

We face risks related to liability and insurance.

Our businesses expose us to claims for personal injury, death and property damage related to the use of our vehicles and for workers’ compensation claims and other employment-related claims by our employees. We may become exposed to uninsured liability at levels in excess of our historical levels resulting from unusually high losses or otherwise. In addition, liabilities in respect of existing or future claims may exceed the level of our reserves and/or our insurance, which could adversely impact our financial condition and results of operations. Furthermore, insurance with unaffiliated carriers may not continue to be available to us on economically reasonable terms or at all.

Environmental regulations could subject us to liability for fines or damages.

We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including, among other things, with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We have established a compliance program for our tank systems that is intended to ensure that the tanks are properly registered with the state or other jurisdiction in which the tanks are located and have been either replaced or upgraded to meet applicable leak detection and spill, overfill, corrosion protection and vapor recovery requirements. These tank systems may not at all times remain free from undetected leaks, and the use of these tanks may result in significant spills, which may expose us to material liabilities.

We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the cleanup of contamination at our owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. Our compliance with existing or future environmental laws and regulations may, however, require material expenditures by us or otherwise have an adverse impact on our financial position, results of operations and cash flows.

Changes in the U.S. and foreign legal and regulatory environment that affect our operations, including laws and regulations relating to the insurance products we sell, consumer privacy, data security, employment matters, taxes, automobile-related liability and insurance rates, could disrupt our business, increase our expenses or otherwise have an adverse impact on our results of operations.

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

Optional insurance products, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, we offer to renters providing various insurance coverages in our domestic vehicle rental operations, are regulated under state laws governing the licensing of such products. In our international car rental operations, our offering of optional products providing insurance coverages historically has not been regulated.

Any changes in U.S. or foreign law that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations could be materially adversely affected.

In almost every state, we recover from consumers various costs associated with the title and registration of our vehicles. In addition, where permitted, we also recover from consumers certain costs, including concession costs imposed by an airport authority or the owner and/or operator of the premises from which our vehicle is rented. Our long-standing business practice has been to separately state the existence of these additional costs in our rental agreements and invoices, and disclose to consumers additional surcharges used to recover such costs together with an estimated total price, inclusive of these surcharges, in all distribution channels. We believe that this standard practice comports with the Federal Trade Commission Act and has been upheld by several courts. We may in the future be subject to potential legislative changes or administrative action which could limit, restrict or prohibit our ability to separately state, charge and recover such costs, which would result in an adverse cost reallocation. If any such changes were to be enacted there may be an adverse impact or limitation on our ability to recover all of the surcharges we currently charge, which could adversely impact our profitability and results of operations.

We are also subject to numerous other laws and regulations in numerous jurisdictions. Changes in such laws and regulations could adversely impact our financial position and results of operations.

We may be held responsible by third parties, regulators or courts for the actions of, or failures to act by, our licensees, dealers or independent operators, which exposes us to possible fines, other liabilities and bad publicity.

Our car and truck rental franchisee and dealer locations are independently owned and operated. We also operate many of our corporate locations through agreements with “agency operators,” which are third party independent contractors who receive commissions to operate such locations. Our agreements with our franchisees, dealers and agency operators require that they comply with all laws and regulations applicable to their businesses, including our internal policies and standards. Under these agreements, our franchisees, dealers and agency operators retain control over the employment and management of all personnel. Third parties, regulators or courts may seek to hold us responsible for the actions of, or failures to act by, our franchisees, dealers or agency operators. Although we maintain the right to monitor the operations of these franchisees, dealers and agency operators, and under certain circumstances have the ability to terminate their agreements for failure to adhere to contracted operational standards, we are unlikely to detect all problems. Moreover, there are occasions when the actions and activities of our franchisees, dealers or agency operators may not be clearly distinguishable from our own. It is our policy to vigorously seek to be dismissed from any such claims and to pursue indemnity for any adverse outcomes. Failure of our franchisees, dealers or agency operators to comply with laws and regulations may expose us to liability, damages and publicity that may adversely affect our business.

Significant or sustained increases or significant volatility in fuel costs or limitations in fuel supplies could harm our business.

We could be adversely affected by limitations in fuel supplies or significant or sustained increases or significant volatility in fuel prices. A severe or protracted disruption in fuel supplies or significant increases in fuel prices could have an adverse impact on our financial condition and results of operations, either by directly discouraging consumers from renting cars and trucks or by causing a decline in airline passenger traffic. Significant volatility in fuel prices can also impact the cost and effectiveness of derivative instruments we utilize to seek to hedge our exposure to fluctuation in fuel prices for fuel used in our business, thereby impacting our financial condition and results of operations. See “Our derivative instruments may impact our results of operations”.

Risks related to our indebtedness

We have a substantial amount of debt which could impair our financial condition and adversely affect our ability to react to changes in our business.

As of December 31, 2008, our total debt was approximately $7.8 billion and we had approximately $333 million of available letter of credit capacity, $275 million of which is available for borrowings, under our senior credit facilities.

Our substantial indebtedness could have important consequences, including:

•

limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy, or acquisitions and other purposes, particularly in light of our current inability to rely on the exception to the limitation on indebtedness covenant contained in our senior unsecured notes that is based on an interest coverage ratio;

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

Our ability to make payments on and refinance our debt depends on our ability to generate cash flow. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our business may not generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, and our cash needs may increase. If we are unable to generate sufficient cash flow from operations to service our debt and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital, or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue.

Despite our current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness. Subject to the specified limitations referred to above, the indenture governing our senior unsecured notes limits, but does not prohibit, us from incurring additional indebtedness in the future. As noted above, as of December 31, 2008, our senior credit facilities provided us commitments for additional letters of credit of up to $333 million, $275 million of which is available for borrowings. All of those borrowings would be secured and the lenders under our senior credit facilities would have a prior claim to the assets that secure such indebtedness. If new debt is added to our current debt levels, the risks described above could intensify.

We may be unable to remain in compliance with the financial or other covenants contained in our debt instruments, including our senior credit facilities.

Many of our debt instruments, including our senior credit facilities, contain financial and other covenants that impose significant requirements on us and limit our ability to engage in certain transactions or activities.

Our senior credit facilities were amended in December 2008 to change the financial covenants, interest rate spreads and restrictions on our activities contained therein. As a result, our borrowing costs under such facility will increase in 2009 compared to 2008 and the letter of credit availability and borrowing capacity thereunder were reduced.

Notwithstanding the December 2008 amendments to our senior credit facilities, due to reduced demand for travel services, rising borrowing costs and other factors, there can be no assurance that we will be able to generate sufficient earnings to enable us to satisfy the minimum EBITDA requirement or other covenants included in our senior credit facilities, our $2.45 billion of asset-backed conduit facilities used to finance a portion of our domestic car rental operations or our other borrowing agreements. Our failure to comply with these covenants, if not waived, would cause a default under the senior credit facilities and could result in principal under the conduit facilities being required to be repaid from a portion of vehicle disposition proceeds and lease payments we make to our vehicle program subsidiaries. If such a failure were to occur, there can be no assurance that we would be able to refinance or obtain a replacement for such facilities and in certain circumstances such failure could also give rise to a default under the instruments that govern our other indebtedness.

We have been adversely impacted by the significant disruption in the credit and asset-backed securities markets, which has led to and could lead to further increases in interest rates and could disrupt our ability to obtain financing for our operations, which require substantial capital.

We rely upon financing for our operations, particularly asset-backed financing, through asset-backed securities and the lending market, for our vehicle fleet. Our total asset-backed debt as of December 31, 2008 was approximately $6.0 billion, with available capacity of approximately $1.1 billion. In the fourth quarter of 2008, we amended and renewed our two asset-backed domestic rental car conduit facilities for 2009 with aggregate capacity of $2.45 billion and such facilities mature from September through December 2009. As a result of these amendments and renewals, our borrowing costs and collateral requirements for 2009 will increase compared to 2008. In addition, approximately $300 million and $1.1 billion of term asset-backed financings for our domestic car rental operations will mature in 2009 and 2010, respectively. There has been significant disruption in the asset-backed financing market; therefore, we may be unable to obtain refinancing for our operations at current levels, or at all, when our asset-backed rental car financings mature, and any new financing or refinancing of our existing financing could increase our borrowing costs, including due to an increase in required collateral levels. See “We face risks related to the financial condition and possible bankruptcy of automobile manufacturers and the used vehicle marketplace.” In addition, we could be subject to increased collateral requirements to the extent we request any amendment or renewal of any of our existing financing or by other counterparties.

Ambac Assurance Corporation, MBIA Insurance Corporation, Financial Guaranty Insurance Company and XL Capital, Ltd. provide credit enhancement in the form of financial guaranties for approximately $1.45 billion, $725 million, $200 million and $125 million, respectively, of our approximately $2.8 billion of domestic term asset-backed car rental financing outstanding at December 31, 2008. The debt ratings of these financial guaranty firms have been downgraded significantly, and the firms have substantially curtailed their issuance of new guaranties. Therefore we are unlikely to be able to offer similar financial guaranties in connection with any refinancing we pursue for our term asset-backed financings. Assured Guaranty Corp. is the provider of a financial guaranty for $250 million of our term asset-backed car rental financing.

Certain insolvency events in respect of the financial guarantors of our outstanding term asset-backed financings would result in principal of the related financing being required to be repaid sooner than anticipated from a portion of the proceeds of ordinary course vehicle disposition and lease payments we make to our vehicle program subsidiaries. These financial guarantor insolvency events could also result in the noteholders of the series of asset-backed notes guaranteed by the insolvent financial guarantor directing the trustee to foreclose on and sell vehicles to generate proceeds sufficient to repay such series of notes. If such a financial guarantor insolvency event were to occur, there can be no assurance that we would be able to obtain a replacement for the relevant financings on reasonable terms or at all.

We utilize a like-kind exchange program whereby we replace vehicles in a manner that allows tax gains on disposed vehicles to be deferred. The program has resulted in a material deferral of federal and state income taxes beginning in 2004. The benefit of deferral is dependent on reinvestment of vehicle disposition proceeds in replacement vehicles within a prescribed period of time (usually six months). An extended downsizing of our fleet could result in reduced deferrals, utilization of tax attributes and increased payment of federal and state income taxes. Such a downsizing or reduction in purchases would likely occur if, and to the extent, we are unable to obtain financing when our asset backed rental car financings mature.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant amount of our borrowings, primarily our vehicle-backed borrowings, bear interest at variable rates and expose us to interest rate risk. If interest rates increase, whether because of an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2008, our total outstanding debt of approximately $7.8 billion included interest rate sensitive debt of approximately $2.4 billion (either by its original terms or through the use of interest rate derivatives), which had a weighted average interest rate of approximately 4% per annum. During our seasonal borrowing peak in 2008, outstanding interest rate sensitive debt totalled approximately $2.4 billion, with a weighted average interest rate of approximately 3% per annum.

Restrictive covenants in agreements and instruments governing our debt may adversely affect our ability to operate our business.

The terms of certain of our indebtedness, including the indenture governing our senior unsecured notes and the agreement governing our senior credit facilities contain, and our future debt instruments may contain, various provisions that limit our ability to, among other things:

•	incur additional debt;

•	provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	incur liens;

•	make distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	make acquisitions; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

In December 2008, we amended our senior credit facilities and as a result certain of the terms set forth above were revised to be more restrictive than they had previously been and we granted additional collateral to the lenders party to such facilities, which represented most of our assets that were not already encumbered by existing financings.

Risks related to the Cendant Separation

We have limited operating history as a stand-alone vehicle rental company.

The financial information included in this annual report on Form 10-K does not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone vehicle rental company during full year 2006. Prior to the completion of the Cendant Separation, the vehicle rental business was operated by Cendant as part of its broader corporate organization, rather than as an independent company. Cendant or one of its affiliates performed various corporate functions for our vehicle rental business, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our financial results for all periods before fourth quarter 2006 for our operating segments reflect allocations of corporate expenses from Cendant for these and similar functions. These allocations may be more or less than the comparable expenses we would have incurred had we operated as a stand-alone vehicle rental company during those periods.

We are relying on Realogy, Wyndham Worldwide and Travelport to fulfill their obligations under the Separation Agreement and other agreements.

Pursuant to the Separation Agreement, Realogy and Wyndham Worldwide are responsible for 62.5% and 37.5%, respectively, of certain contingent and other of our corporate liabilities including those relating to unresolved tax and legal matters as well as 100% of certain liabilities that relate to their respective businesses (the “Assumed Obligations”). More specifically, Realogy and Wyndham Worldwide have generally assumed and are responsible for the payment of their specified percentage of (i) all taxes imposed on us and certain of our subsidiaries and (ii) certain of our contingent and other corporate liabilities and/or those of our subsidiaries to the extent incurred prior to August 23, 2006. These contingent and other corporate liabilities include liabilities relating to (i) Cendant’s terminated or divested businesses, including among others, the former PHH and Marketing Services (Affinion) businesses, (ii) liabilities relating to the sale of Travelport, (iii) Cendant’s litigation that did not pertain to the operations of Realogy, Wyndham Worldwide, Travelport or our vehicle rental operations, including the Credentials Litigation (for a further description of the Credentials Litigation, see “Legal Proceedings”) and (iv) generally any actions with respect to the Cendant Separation or the distributions brought by any third party. If either Realogy or Wyndham were to default in its payment, when due, of any such Assumed Obligations, each non-defaulting party, including us, would be required to pay an equal portion of the amounts in default.

Realogy was acquired by an affiliate of Apollo Management VI, L.P. following the Cendant Separation and is not listed as an independent public company, but the acquisition did not affect Realogy’s obligation to satisfy its specified percentage of its Assumed Obligations. However, as a result of the acquisition, Realogy has greater debt obligations and its ability to satisfy its portion of such Assumed Obligations may be adversely impacted. In accordance with the terms of the Separation Agreement, Realogy posted a letter of credit for the benefit of the Company to cover its estimated share of the Assumed Obligations, which is subject to adjustment from time to time, although there can be no assurance that such letter of credit will be sufficient or effective to cover Realogy’s actual obligations if and when they arise. In addition, the Separation Agreement effectively provides Realogy with the right to control the process for resolving disputes related to many of the Assumed Obligations.

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

During 2008, the market price for our common stock experienced a substantial decline. We cannot predict the prices at which our common stock will trade. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry, including our suppliers;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of acquisitions or dispositions;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	changes in investors’ and analysts’ perceptions of our industry, business or related industries;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations;

•	general economic conditions and conditions in the credit markets; and

•

our ability to meet the continued listing requirements of the New York Stock Exchange. See “If we do not meet the continued listing requirements of the New York Stock Exchange, our common stock may be delisted”.

The decrease in our stock price during 2008 has impacted our ability to provide equity incentives to our employees, officers or directors with a value comparable to prior years and has impacted the value of prior incentive awards made to our employees; therefore our ability to retain our key employees and officers could be adversely impacted.

Your percentage ownership may be diluted in the future.

Your percentage ownership may be diluted in the future because of equity issuances or equity awards that we granted or will grant to our directors, officers and employees. As disclosed in the notes to our financial statements included herein, in 2008 we granted approximately 1.2 million restricted stock units and we granted stock options in January 2009. We also expect to grant restricted stock units, stock options and/or other types of equity awards in the future.

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

We recorded a charge for goodwill impairment in third quarter 2008, and our goodwill may be further impaired in the future, which may require us to record an additional charge to earnings.

Under generally accepted accounting principles, we perform a goodwill impairment assessment as required, which includes, among other things, a reconciliation of current equity market capitalization to stockholders’ equity. In third quarter 2008, our total stockholders’ equity significantly exceeded our equity market capitalization and based on our goodwill impairment assessment, we recorded a charge of approximately $1.3 billion for impairment of goodwill, intangible assets and the Company’s investment in Carey Holdings, Inc. During the third and fourth quarter 2008, our stock price continued to decline. We may be required to record an additional impairment in the future including as a result of continued reduction to our equity market capitalization or other declines in our business, which would result in a negative impact on our results of operations.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.

The New York Stock Exchange (“NYSE”) continued listing standards require that our common stock have a minimum average closing price of not less than $1.00 during a consecutive 30 trading-day period. On December 17, 2008, we were notified by the NYSE that we had fallen below this continued listing standard. Pursuant to NYSE rules, we must bring our share price and average share price back above $1.00 within six months from the receipt of the NYSE notice, subject to possible extension. If we fail to do so, or fail to maintain compliance with other NYSE listing requirements, the NYSE may initiate suspension and delisting procedures. A delisting of our common stock could negatively impact us by:

•	reducing the liquidity and market price of our common stock;

•	reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing and access the public capital markets; or

•	impairing our ability to provide equity incentives to our employees, officers or directors.

We have responded to the NYSE with notice of our intent to cure the current deficiency, in which we noted that if we do not expect that the price condition will be cured at the expiration of the six-month cure period, we will consider a reverse stock split that will enable us to be in compliance with the price condition.

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

We lease or have vehicle rental concessions for both the Avis and Budget brands at locations throughout the world. Avis operates approximately 1,000 locations in the United States and approximately 300 locations outside the United States. Of those locations, approximately 250 in the United States and approximately 120 outside the United States are at airports. Budget operates at approximately 650 locations in the United States of which approximately 170 are at airports. Budget also operates at approximately 175 locations outside the United States of which approximately 65 are at airports. Typically, an airport receives a percentage of vehicle rental revenue, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

Vehicle Rental Litigation

We, along with our subsidiaries, are involved from time to time in legal proceedings in the ordinary course of business, including the cases described below.

Avis was named as a defendant in two putative class actions (Esquivel v. Avis, commenced January 24, 2004 in the 214th Judicial District of Nueces County, Texas, and Stafford v. Avis, commenced February 16, 2005 in the District Court in and for Creek County, Oklahoma). Each case alleged various causes of action related to the Company’s use and collection of the fuel service charge pursuant to its rental agreements. Both cases were settled by the Company for nominal fees.

On November 14, 2007, two California residents filed a putative class action lawsuit, captioned Michael Shames et al. v. The Hertz Corp. et al., No. 07 CV 2174H (S.D. Cal.), against Avis Budget, six other rental car companies, the California Travel and Tourism Commission (the “CTTC”) and the CTTC’s Executive Director, alleging that the defendants violated federal antitrust law and California’s Unfair Competition Law and False Advertising Law by allegedly agreeing to pass on airport concession fees and a state tourism commission assessment to passenger car renters in California. One plaintiff has raised an additional claim against the CTTC and its Executive Director of alleged violations of California’s Bagley-Keene Open Meeting Act. The plaintiffs are seeking treble damages, injunctive relief and attorneys’ fees and costs. We filed a motion to dismiss the Shames suit, and on April 8, 2008, the U.S. District Court for the Southern District of California granted the motions to dismiss the putative class action lawsuit, on the ground that plaintiffs failed to state claims for which relief could be granted. An amended complaint was filed in May 2008 against the Company and six other rental car companies, as well as the CTTC, and contained claims that the defendants had violated federal antitrust law and California’s Unfair Competition Law and False Advertising Law by allegedly agreeing to pass on airport concession fees and a state tourism commission assessment to passenger car renters in California. On July 24, 2008, the U.S. District Court for the Southern District of California granted our motions to dismiss with respect to the state law claims and denied our motion to dismiss with respect to the federal antitrust claim. The court has dismissed all claims against the CTTC, but the plaintiffs are appealing the CTTC’s dismissal. We intend to continue to vigorously defend this suit as we believe it is without merit.

In December 2007, two individuals filed separate but virtually identical putative class action lawsuits, captioned Thomas J. Comiskey et al. v. Avis Budget Group, Inc. et al., No. CV07-08118 (C.D. Cal.) and Isabel S. Cohen et al. v. Avis Budget Group, Inc. et al., No. CV07-08164 (C.D. Cal.), against Avis Budget, 12 other rental car companies, the CTTC and California’s Secretary of Business, Transportation and Housing. These suits challenge the tourism commission assessment fees imposed on certain renters in California as of January 1, 2007. Both the Comiskey and Cohen suits allege that California’s tourism assessment program with respect to the rental car industry (i) infringes on renters’ speech and associational rights in violation of both the U.S. and California Constitutions, (ii) violates the Commerce Clause of the U.S. Constitution, (iii) violates 42 U.S.C. § 1983 insofar as the assessment program violates the federal Constitution’s Commerce Clause and First and Fourteenth Amendments, and (iv) violates the Motor Vehicle Revenues section of the California Constitution. On February 5, 2008, the district court consolidated the Comiskey and Cohen suits, and on March 19, 2008, plaintiffs filed a consolidated amended complaint against Avis Budget, ten other rental car companies, the CTTC and California’s Secretary of Business, Transportation and Housing. The consolidated amended complaint contains all the claims from the earlier individual complaints and adds equal-protection claims under the U.S. and California Constitutions. As was the case with both individual complaints, the consolidated amended complaint seeks declaratory and injunctive relief, a refund of all California tourism commission assessment fees collected by the rental car defendants, attorneys’ fees and costs, and unspecified damages. The defendants moved to dismiss the consolidated amended complaint as well as to transfer the action (now known as In re Tourism Assessment Fee Litigation) to the Southern District of California. On September 23, 2008, the transfer motion was granted and the action was subsequently transferred to the Southern District of California. On February 19, 2009, the court granted defendants’ motions to dismiss plaintiffs’ federal law claims, declined to exercise supplemental jurisdiction over plaintiffs’ state law claims, and dismissed plaintiffs’ amended complaint with prejudice.

Corporate Litigation

Pursuant to the Separation Agreement, Realogy has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses), including legal matters and related disputes, of the Company or its subsidiaries which are not primarily related to any of the respective businesses of Realogy, Wyndham Worldwide, Travelport and/or the Company’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the date of the separation of Travelport from the Company. Such litigation includes the Credentials Litigation described below.

CSI Investment et. al. v. Cendant et. al., (Case No. 1:00-CV-01422 (DAB-DFE) (S.D.N.Y.) (“Credentials Litigation”) is an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998. The Credentials Litigation commenced in February 2000 and was filed against Cendant and its senior management. The Stock Purchase Agreement provided for the sale of Credentials Services International to Cendant for a set price of $125 million plus an additional amount which was contingent on Credentials’ future performance. The closing occurred just prior to Cendant’s April 15, 1998 announcement of the discovery of accounting irregularities in its former CUC business units. Plaintiffs seek payment of certain “hold back” monies in the total amount of $5.7 million, as well as a contingent payment based upon future performance that plaintiffs contend should have been approximately $50 million. In early 2007, the parties moved for summary judgment on various aspects of the case, and in September 2007, the Court granted Cendant’s motion for summary judgment on the fraud claims and plaintiffs’ motion for summary judgment with respect to the plaintiffs’ claims for hold back monies and for breach of contract. Including pre-judgment interest, the Court entered judgment in favor of plaintiffs in the amount of approximately $94.3 million plus attorneys’ fees. The judgment entered in favor of plaintiffs was affirmed in May 2008 following the denial of our and plaintiffs’ motions for reconsideration. The judgment included sanctions against Cendant in the amount of $720,000 and Realogy and Wyndham have paid their proportional share of such sanctions plus post-judgment interest thereon. As requested by Realogy and Wyndham (who bear the economic liability for this case, as discussed below), we filed a notice of appeal on May 23, 2008 and appellate bonds were posted by Realogy and Wyndham in their proportional share. Plaintiffs filed a notice of cross appeal on June 2, 2008 and the Court stayed plaintiffs’ application for attorneys’ fees pending the outcome of the appeal. On September 12, 2008, we filed the initial appellate brief and plaintiffs filed their opposition brief and opening brief on their cross appeal on November 26, 2008. Our reply brief and response on cross appeal were filed on January 23, 2009 and oral argument is expected to take place in the spring of 2009. Given the agreements set forth in the Separation Agreement discussed above, we do not expect that any judgment or payment related to the Credentials Litigation will have a net impact on our financial statements or cash balances.

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

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CAR”. At January 30, 2009, the number of stockholders of record was approximately 3,954. The following table sets forth the quarterly high and low sales prices per share of CAR common stock as reported by the NYSE for 2008 and 2007.

2008	High	Low
First Quarter	$13.74	$9.00
Second Quarter	18.00	8.30
Third Quarter	11.90	4.20
Fourth Quarter	5.83	0.38

2007	High	Low
First Quarter	$28.10	$21.80
Second Quarter	31.47	26.02
Third Quarter	30.24	19.08
Fourth Quarter	23.86	12.51

Dividend Policy

We paid no cash dividends on our common stock in 2008 and 2007 and we do not anticipate paying dividends on our common stock for the foreseeable future. Our ability to pay dividends to holders of our common stock is limited as a practical matter by ABCR’s senior credit facilities, the indenture governing our senior notes and our vehicle financing programs, insofar as we may seek to pay dividends out of funds made available to Avis Budget Group by ABCR and/or its subsidiaries, because these debt financings directly or indirectly restrict ABG’s ability to pay dividends. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about shares of our common stock that may be issued upon the exercise of options and restricted stock units under all of our existing equity compensation plans as of December 31, 2008. The table excludes 202,000 shares of our common stock which was issued or available for issuance pursuant to the 1998 Employee Stock Purchase Plan approved by stockholders.

Of the approximately 8.3 million shares of our common stock to be issued upon exercise of outstanding options, stock settled stock appreciation rights and restricted stock units, approximately 5 million shares are related to stock option grants that were made by Cendant Corporation to employees of Cendant Corporation prior to the spin-offs of Realogy and Wyndham, all of which have strike prices in excess of our closing stock price of $0.70 on December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (d)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($) (d)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by Company stockholders (a)	4,720,917	$24.96	6,724,046
Equity compensation plans not approved by Company stockholders (b)(e)	3,587,196	$24.81	-
Equity compensation plans assumed in mergers, acquisitions and corporate transactions (c)	26,382	$18.59	-

Total	8,334,495	$24.85	6,724,046

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

(c)

Includes options granted under the following plans: Galileo International, Inc. 1999 Equity and Performance Incentive Plan, Trendwest Resorts, Inc. 1997 Employee Stock Option Plan, Cheap Tickets 1999 Stock Incentive Plan, Avis Group Holdings Inc. 1997 Stock Option Plan, and Avis Group Holdings Inc. 2000 Compensation Plan.

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

1997 Employee Stock Plan. This plan provides for the grant of awards of stock options, stock appreciation rights and restricted stock to our employees and affiliates. Shares issued pursuant to awards granted under this plan may be authorized and unissued shares or treasury shares. In the event of any change in corporate capitalization, any reorganization of our company or a similar event, shares subject to outstanding awards, the exercise price of outstanding options and the number and type of shares remaining to be made subject to awards under this plan may be adjusted or substituted for, as the Compensation Committee or Board may determine. The terms and conditions of awards granted under this plan are to be determined by the Compensation Committee, provided that the exercise price of an option may not be less than the fair market value of the shares covered thereby on the date of grant. Under this plan, stock appreciation rights may be granted only in tandem with an option, and will be cancelled to the extent the related option is exercised or cancelled. The vesting of restricted stock awards granted under this plan may be subject to the attainment of predetermined performance goals. Unless otherwise determined by the Compensation Committee, following termination of employment, options and stock appreciation rights granted under this plan generally will remain exercisable, to the extent exercisable at the time of termination, for one year (two years, in the case of retirement, death or disability). Unless otherwise determined by the Compensation Committee, following termination of employment for any reason, shares that are subject to restrictions under a restricted stock award will be immediately forfeited.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph assumes $100 invested on December 31, 2003 and compares (A) the yearly percentage change in our cumulative total stockholder return on our common stock (as measured by dividing (i) the sum of (a) the cumulative amount of dividends, assuming dividend reinvestment, during the five years commencing on the last trading day before January 1, 2004 and ending on December 31, 2008, and (b) the difference between our stock price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented with (B) the Standard & Poor’s MidCap 400 Index and the Dow Jones U.S. Transportation Average Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Avis Budget Group, Inc., the S&P Midcap 400 Index

and the Dow Jones US Transportation Average Index

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except per share data)
Results of Operations
Net revenues	$5,984	$5,986	$5,689	$5,400	$4,820

Income (loss) from continuing operations	$(1,124)	$(947)	$(451)	$(11)	$71
Income (loss) from discontinued operations, net of tax	-	31	(1,479)	1,637	2,020
Cumulative effect of accounting changes, net of tax	-	-	(64)	(8)	-

Net income (loss)	$(1,124)	$(916)	$(1,994)	$1,618	$2,091

Per Share Data
Income (loss) from continuing operations:
Basic	$(11.04)	$(9.18)	$(4.48)	$(0.10)	$0.69
Diluted	(11.04)	(9.18)	(4.48)	(0.10)	0.67
Income (loss) from discontinued operations:
Basic	$-	$0.30	$(14.71)	$15.74	$19.60
Diluted	-	0.30	(14.71)	15.74	18.99
Cumulative effect of accounting changes:
Basic	$-	$-	$(0.63)	$(0.08)	$-
Diluted	-	-	(0.63)	(0.08)	-
Net income (loss):
Basic	$(11.04)	$(8.88)	$(19.82)	$15.56	$20.29
Diluted	(11.04)	(8.88)	(19.82)	15.56	19.66

Cash dividends declared (a)	$-	$-	$1.10	$4.00	$3.20

Financial Position
Total assets	$11,318	$12,474	$13,271	$34,493	$42,698
Assets of discontinued operations	-	-	-	20,512	29,452
Assets under vehicle programs	7,826	7,981	7,700	8,500	7,072
Long-term debt, including current portion	1,789	1,797	1,842	3,508	4,234
Debt under vehicle programs (b)	6,034	5,596	5,270	7,909	6,727
Stockholders’ equity	93	1,465	2,443	11,342	12,464

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

During 2008, we recorded a $1,262 million ($1,053 million, net of tax) charge to reflect (i) the impairment of goodwill, (ii) the impairment of the Company’s tradenames assets and (iii) the impairment of our investment in Carey Holdings, Inc. These charges reflect the decline in their fair value below their carrying value, primarily as a result of reduced market valuations for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs. In 2007, we recorded a $1,195 million ($1,073 million after tax) charge for the impairment of goodwill at each of our reporting units to reflect the decline in their fair value as evidenced by a decline in the market value of our common stock. See Note 2 to our Consolidated Financial Statements. In 2006, we recorded an impairment charge of approximately $1.3 billion within discontinued operations to reflect the difference between Travelport’s carrying value and its estimated fair value, less costs to dispose. In 2005, we recorded an impairment charge of $425 million within discontinued operations as a result from a decline in future anticipated cash flows of one of Travelport’s businesses.

During 2008, we recorded $28 million of restructuring charges related to restructuring initiatives within each of our segments. In 2006, we recorded $10 million of restructuring charges related to restructuring initiatives within our Truck Rental and Domestic Car Rental segments. In 2005, we recorded $26 million of restructuring and transaction-related charges as a result of restructuring activities undertaken following the spin-off of PHH Corporation and the initial public offering of Wright Express Corporation. See Note 5 to our Consolidated Financial Statements.

During 2008 and 2007, separation-related costs incurred in connection with the spin-offs of Realogy and Wyndham and the sale of Travelport were insignificant. In 2006 and 2005, we incurred separation-related costs of $574 million and $15 million, respectively. These costs consisted primarily of legal, accounting, other professional and consulting fees and various employee costs, and for 2006 included costs associated with the retirement of corporate debt.

In 2006, 2005 and 2004, we incurred $40 million, $35 million and ($28) million, respectively, of litigation and related costs (credits) primarily in connection with the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc. The amount in 2004 includes a $55 million credit recorded in connection with previously established liabilities for severance and other termination benefits for which we no longer believe we are liable. In 2008 and 2007, these costs were immaterial.

In 2006, we recorded a $103 million ($64 million after tax) non-cash charge to reflect the cumulative effect of accounting charges related to (i) real estate time-share transactions at our former Hospitality Services and Timeshare Resorts segment and (ii) stock-based compensation awards. In 2005, we recorded a $14 million ($8 million after tax) non-cash charge to reflect the cumulative effect of accounting change relating to our asset retirement obligation to remove assets at certain leased properties.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

We operate two of the most recognized brands in the global vehicle rental industry through Avis Rent A Car System, LLC and Budget Rent A Car System, Inc. We provide car and truck rentals and ancillary services to businesses and consumers in the United States and internationally.

We operate in the following business segments:

•	Domestic Car Rental—provides car rentals and ancillary products and services in the United States.

•	International Car Rental—provides vehicle rentals and ancillary products and services primarily in Argentina, Australia, Canada, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental—provides truck rentals and related services to consumers and light commercial users in the United States.

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

Car rental volumes are closely associated with the travel industry, particularly airline passenger volumes, or enplanements. Because we operate primarily in the United States and generate a significant portion of our revenue from our on-airport operations, we expect that our ability to generate revenue growth will be somewhat dependent on increases in domestic enplanements. We have also experienced significant per-unit fleet cost increases over the last four years, which have negatively impacted our margins. Accordingly, our ability to achieve profit margins consistent with prior periods remains dependent on our ability to successfully manage our fleet costs and to implement corresponding changes in our pricing programs. Our vehicle rental operations are seasonal. Historically, the third quarter of the year has been our strongest quarter due to the increased level of leisure travel and household moving activity. Any circumstance or occurrence that disrupts rental activity during the third quarter could have a disproportionate adverse effect on our results of operations. We have a partially variable cost structure and routinely adjust the size and, therefore, the cost of our rental fleet in response to fluctuations in demand. However, certain expenses, such as rent, are fixed and cannot be reduced in response to seasonal fluctuations in our operations.

We believe that the following trends, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which declined in 2008 compared to 2007 and, based on airlines’ announced projected capacity reductions, are expected to decline again in 2009;

•	Rising per-unit car fleet cost and changes in conditions in the used vehicle marketplace;

•	Changes in the financial condition of vehicle manufacturers;

•	Difficulty in achieving sustained pricing increases;

•	Our expansion in off-airport or local vehicle rentals, including insurance replacement rentals;

•	Increases in borrowing costs for corporate and vehicle-related debt; and

•	Demand for truck rentals, which has been impacted by a decline in household moving activity.

Many of these trends are the result of the current downturn in the U.S. and worldwide economies and have caused EBITDA for our domestic car rental and truck rental segments for the year ended December 31, 2008 to be significantly lower than for the year ended December 31, 2007. Due to reduced demand for travel services, rising borrowing costs and other factors, there can be no assurance that we will be able to satisfy the minimum EBITDA requirement and other covenants contained in our senior credit facilities, and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or obtain a replacement for such facilities. There can also be no assurance that 2008 results will be indicative of results we will achieve in 2009.

We have also been impacted by, and may be further impacted by, the current financial market disruptions as we rely heavily on financing for our operations, particularly asset-backed financing. The amendments we obtained to our senior credit facilities and asset-backed car rental conduit facilities in October and December 2008 amended the pricing, financial covenants and other terms in those facilities. As a result, our borrowing costs under such facilities will increase in 2009 compared to 2008 and the letter of credit availability and borrowing capacity under our senior credit facilities were reduced. These asset-backed car rental conduit facilities mature from September through December of 2009. To the extent we were to require any further amendment or waiver under our senior credit facilities or asset-backed car rental conduit facilities, our borrowing costs would likely increase even further. See “Risk Factors—Risks related to our indebtedness.”

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

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Our consolidated results of operations comprised the following:

	2008	2007	Change
Net revenues	$5,984	$5,986	$(2)
Total expenses	7,327	6,978	349

Loss before income taxes	(1,343)	(992)	(351)
Benefit from income taxes	(219)	(45)	(174)

Loss from continuing operations	(1,124)	(947)	(177)
Loss from discontinued operations, net of tax	-	(2)	2
Gain on disposal of discontinued operations, net of tax	-	33	(33)

Net loss	$(1,124)	$(916)	$(208)

During 2008, our net revenues decreased $2 million principally due to a $103 million (2%) decrease in T&M revenue, reflecting a 1% decrease in domestic and international car rental T&M revenue per day and a 7% decrease in our Truck rental T&M revenue per day, offset by a $101 million (8%) increase in ancillary revenues, such as counter sales of insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers. In addition, the total revenue decrease includes a $7 million favorable effect related to foreign currency exchange rate fluctuations on the translation of our international operations’ results into U.S. dollars.

The total expense increase of $349 million (5%) was principally due to (i) a $126 million (8%) increase in vehicle depreciation and lease charges resulting from an increase in per-unit fleet costs, (ii) a $114 million (4%) increase in operating expenses, representing higher gasoline costs (which increased $77 million), vehicle licensing expenses and other items, (iii) a $67 million (6%) increase in impairment charges recorded for the impairment of goodwill, our tradenames asset and our equity investment in Carey Holdings, Inc. (“Carey”), (iv) $28 million in restructuring costs primarily associated with severance related expenses and costs incurred for closing facilities and (v) the absence of $5 million in net separation related expenses primarily resulting from tax related items. The increase in total expenses includes an adverse impact from foreign currency exchange rates of $7 million, offset by a gain on foreign currency earnings hedges of $7 million. As a result of these items, offset by a $174 million increase in our benefit from income taxes, our loss from continuing operations increased $177 million.

Our effective tax rate for continuing operations was a benefit of 16.3% and 4.5% for 2008 and 2007, respectively. The unusually low tax rate for 2008 and 2007 was primarily due from the non-deductible portion of the impairment charges.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			EBITDA (a)
	2008	2007	% Change	2008	2007	% Change
Domestic Car Rental	$4,695	$4,679	0%	$12	$265	(95)%
International Car Rental	904	873	4	141	131	8
Truck Rental	382	416	(8)	(4)	17	*
Corporate and Other (b)	3	18	*	(13)	1	*

Total Company	$5,984	$5,986		136	414

Less: Non-vehicle related depreciation and amortization				88	84
Interest expense related to corporate debt, net				129	127
Impairment (c)				1,262	1,195

Loss before income taxes				$(1,343)	$(992)

(*)	Not meaningful.
(a)	In 2007, EBITDA reflects separation-related costs (credits) of $5 million in Domestic Car Rental and ($10) million in Corporate and Other.
(b)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(c)

We recorded a charge of $1,262 million for the impairment of goodwill, our tradenames asset and our investment in Carey during 2008. Domestic Car Rental recorded $882 million of the charge, International Car Rental recorded $275 million, Truck Rental recorded $87 million and Corporate and Other recorded $18 million. During 2007, we recorded a charge of $1,195 million for the impairment of goodwill. Domestic Car Rental recorded $786 million of the goodwill impairment, International Car Rental recorded $268 million and Truck Rental recorded $141 million.

Domestic Car Rental

Revenues increased $16 million (less than 1%) while EBITDA decreased $253 million (95%) in 2008 compared with 2007. Revenue increased due to growth in ancillary revenues offset by lower car rental pricing. EBITDA margins were negatively impacted year-over-year by lower car rental pricing, increased fleet costs and severance costs.

The revenue increase of $16 million was comprised of a $91 million (9%) increase in ancillary revenues, offset by a $74 million (2%) decrease in T&M revenue. The $91 million increase in ancillary revenues was primarily due to (i) a $48 million increase in rentals of GPS navigation units, our implementation of an energy recovery fee, sales of insurance products and other items, (ii) a $33 million increase in gasoline sales, which was more than offset in EBITDA by $71 million of higher gasoline expense including an unfavorable impact of $31 million from gasoline hedges, and (iii) a $10 million increase in airport concession and vehicle licensing revenues, $6 million of which was offset in EBITDA by higher airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities. The decrease in T&M revenue was principally driven by a 1% decrease in T&M revenue per day, while rental days remained essentially unchanged year-over-year.

The favorable effect of increased revenues was offset in EBITDA by $133 million (10%) of increased fleet depreciation and lease charges resulting from an 11% increase in per-unit fleet costs, while the average size of our domestic rental fleet decreased 1%. EBITDA also reflected a $61 million (2%) increase in operating and selling, general and administrative and other expenses including (i) $23 million of restructuring charges recorded in 2008 primarily due to expenses related to severance and the closure of rental facilities, (ii) $22 million of incremental operating expenses primarily representing inflationary increases in wages and salaries, off-airport rental expense and other costs offset by expense savings from our process improvement and cost-reduction initiatives, and (iii) a $9 million increase in selling, general and administration expense primarily related to higher travel agency commissions, travel incentive programs and other marketing costs.

International Car Rental

Revenues and EBITDA increased $31 million (4%) and $10 million (8%), respectively, in 2008 compared with 2007. Revenue and EBITDA increased primarily due to growth in ancillary revenues and the impact of foreign currency exchange rate movements.

The revenue increase of $31 million was comprised of a $28 million (11%) increase in ancillary revenues and a $3 million increase in car rental T&M revenue. The total growth in revenue includes a $7 million increase related to foreign currency exchange rates, impacting T&M revenue by $6 million and ancillary revenues by $1 million, and was largely offset in EBITDA by the opposite impact of foreign exchange on expenses of $7 million. The $28 million increase in ancillary revenues was primarily due to (i) a $13 million increase in counter sales of insurance, rentals of GPS navigation units and other items, (ii) a $12 million increase in airport concession and vehicle licensing revenues, $4 million of which was offset in EBITDA by higher airport concession and vehicle licensing expense remitted to airport and other regulatory authorities, and (iii) a $3 million increase in gasoline sales, which was more than offset in EBITDA by higher gasoline costs. The increase in T&M revenue was principally driven by a 1% increase in rental days, while T&M revenue per day remained essentially unchanged year-over-year.

The favorable effect of incremental T&M revenues was offset in EBITDA by $6 million (3%) of increased fleet depreciation and lease charges, reflecting a 2% increase in the average size of our international rental fleet and a 1% increase in per-unit fleet costs. EBITDA also reflects a $6 million (2%) increase in incremental operating expenses including (i) a $9 million increase in salaries and wages, rents and other costs, (ii) a $4 million increase in selling, general and administrative expense related primarily to increased agency operator commissions, marketing and other expenses, and (iii) $3 million of restructuring charges recorded in 2008 for severance related expenses and costs for facility closures. These cost increases were offset by a $3 million reduction in insurance costs due to favorable claims experience and a $7 million gain on our foreign exchange earnings hedges.

Truck Rental

Revenues and EBITDA declined $34 million (8%) and $21 million, respectively, in 2008 compared with 2007.

The revenue decrease was due to a decline of $32 million (10%) in T&M revenue, which reflected a 7% decrease in T&M revenue per day and a 3% decrease in rental days in 2008 compared with 2007. The unfavorable effect of decreased revenue on EBITDA was partially offset by $11 million (9%) less fleet depreciation, lease charges and interest primarily reflecting an increase in the planned service lives of our truck fleet. EBITDA also reflected a decrease of $7 million in operating commission expense primarily as a result of the decrease in T&M revenue, and $2 million of restructuring charges recorded in 2008 for severance related expenses.

Corporate and Other

Revenue and EBITDA declined $15 million and $14 million, respectively, in 2008 compared with 2007.

The revenue decrease was primarily due to a decrease in revenues earned for information technology and other service contracts with Realogy, Wyndham and Travelport as the contracts expire and various services are no longer required. EBITDA decreased primarily due to the absence of a $14 million credit related to tax-related receivables from Realogy and Wyndham, recognized in connection with the adoption of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income”, in first quarter 2007.

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

The favorable effect of incremental revenues was offset in EBITDA by $125 million (11%) of increased fleet depreciation and lease charges primarily resulting from increased per-unit fleet costs in 2007 and a 4% increase in average fleet. EBITDA also reflected a $92 million increase in operating expenses including (i) $64 million of additional expenses associated with increased car rental volume and fleet size, primarily related to credit card fees and agency operator commissions and (ii) $29 million of incremental expenses, primarily representing inflationary increases in salaries and wages and off-airport rental expense. We incurred $8 million more vehicle-related interest expense during 2007 compared to 2006, primarily due to the loss of intercompany interest income recorded in 2006 prior to the Cendant Separation. EBITDA also benefited from a $17 million decrease in separation-related costs, primarily related to accelerated vesting of stock-based compensation awards incurred in 2006.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We present separately the financial data of our vehicle programs. These programs are distinct from our other activities as the assets under vehicle programs are generally funded through the issuance of debt that is collateralized by such assets. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our vehicle programs. We believe it is appropriate to segregate the financial data of our vehicle programs because, ultimately, the source of repayment of such debt is the realization of such assets.

FINANCIAL CONDITION

	December 31, 2008	December 31, 2007	Change
Total assets exclusive of assets under vehicle programs	$3,492	$4,493	$(1,001)
Total liabilities exclusive of liabilities under vehicle programs	3,811	3,889	(78)
Assets under vehicle programs	7,826	7,981	(155)
Liabilities under vehicle programs	7,414	7,120	294
Stockholders’ equity	93	1,465	(1,372)

Total assets exclusive of assets under vehicle programs decreased approximately $1.0 billion primarily due to (i) a charge of $1,262 million recorded in 2008 for the impairment to our goodwill, our tradenames asset within our other intangible assets, net and our equity investment in Carey, (ii) a $109 million decrease within other current assets for receivables due from Realogy and Wyndham, (iii) a $39 million decrease in income taxes receivable, (iv) a $36 million decrease in derivatives related to our vehicle debt driven by fluctuations in interest rates, and (v) a $32 million decrease in accounts receivable. These decreases were offset by (i) a $302 million increase in deferred taxes, (ii) a $77 million increase in other non-current assets related to an increase to the tax indemnification receivables from Realogy and Wyndham, (iii) a $48 million increase in other non-current assets and (iv) a $44 million increase in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows” for a detailed discussion).

Total liabilities exclusive of liabilities under vehicle programs decreased $78 million primarily due to decreases of (i) $48 million in accounts payable, (ii) $39 million in tax liabilities for which we are entitled to indemnification from Realogy and Wyndham, (iii) $37 million in accrued payroll related liabilities, which related primarily to the payment of the 2007 annual incentives in first quarter 2008, (iv) $33 million in non-current insurance liabilities, (v) $27 million in advertising and marketing related liabilities and (vi) $15 million in accrued legal settlements. These decreases were partially offset by a net $86 million increase in other non-current liabilities, primarily related to a $68 million increase in tax liabilities for which we are entitled to indemnification from Realogy and Wyndham and a $40 million increase in long-term income taxes payable.

Assets under vehicle programs decreased $155 million primarily due to (i) a $310 million decrease in our net vehicles primarily due to the effect of foreign currency translations and (ii) a $113 million decrease in our Investment in Avis Budget Rental Car Funding (AESOP) LLC primarily due to mark-to-market losses on derivatives. These decreases were partially offset by a $257 million increase in receivables for vehicles sold.

Liabilities under vehicle programs increased $294 million, reflecting $438 million in additional borrowings, offset by an $86 million decrease in invoices from manufacturers for vehicles received. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity decreased approximately $1.4 billion primarily due to (i) a net loss of $1,124 million, (ii) a $226 million decrease in accumulated other comprehensive income primarily as a result of currency translation adjustments, unrealized losses on interest rate hedges and the decrease in the fair value of our pension plan assets and (iii) the repurchase of approximately $33 million of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At December 31, 2008, we had $258 million of cash on hand, an increase of $44 million from $214 million at December 31, 2007. The following table summarizes such increase:

	Year Ended December 31,
	2008	2007	Change
Cash provided by (used in):
Operating activities	$1,704	$1,714	$(10)
Investing activities	(2,096)	(1,917)	(179)
Financing activities	463	239	224
Effects of exchange rate changes	(27)	6	(33)

Net change in cash and cash equivalents	$44	$42	$2

During 2008, we generated $10 million less cash from operating activities in comparison to 2007. This change principally reflected (i) a decrease in operating results in 2008 primarily due to higher expenses than those incurred in 2007 and (ii) a decrease in tax related items, offset by a reduced use of cash for working capital requirements during the year.

We used $179 million more cash in investing activities during 2008 compared with 2007. This change primarily reflects the activities of our vehicle programs, which used approximately $169 million more cash primarily due to the reduction in proceeds received on disposition of vehicles resulting from a reduction in vehicle dispositions. Additionally, there was $77 million of incremental spending for acquisitions of vehicle rental franchises during 2008, offset by the cash used in 2007 for our equity investment in Carey. During 2009, we expect to utilize at least $4.6 billion of cash to purchase rental vehicles, which will primarily be funded with proceeds received on the sale of rental vehicles to manufacturers under repurchase and guaranteed depreciation agreements or in the used vehicle market and our borrowings under our vehicle-backed debt programs. We anticipate aggregate capital expenditures will approximate $75 million in 2009.

We generated $224 million more cash from financing activities during 2008 compared to 2007. This change primarily reflects (i) a $299 million net increase in cash provided under our vehicle programs’ financing activities primarily due to reduced principal payments required on our vehicle-backed debt and (ii) a $35 million decrease in debt principal payments related to our corporate borrowings in 2008. These reductions in cash outflows were partially offset by an $83 million net increase in cash utilized for the repurchases of common stock during 2008 versus cash received in 2007 for common stock issuances.

DEBT AND FINANCING ARRANGEMENTS

At December 31, 2008, we had approximately $7.8 billion of indebtedness (including corporate indebtedness of approximately $1.8 billion and debt under vehicle programs of approximately $6.0 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of December 31, 2008	As of December 31, 2007	Change
Floating rate term loan (a) (b)	April 2012	$787	$796	$(9)
Floating rate notes (a)	May 2014	250	250	-
7 5/8% notes (a)	May 2014	375	375	-
7 3/4% notes (a)	May 2016	375	375	-

		1,787	1,796	(9)
Other		2	1	1

		$1,789	$1,797	$(8)

(a)

In connection with the Separation, Avis Budget Car Rental borrowed $1,875 million in April 2006, which consisted of (i) $1 billion of unsecured fixed and floating rate notes and (ii) an $875 million secured floating rate term loan under our senior credit facilities. During December 2008, we amended this facility to change the financial covenants, interest rate spreads and restrictions on certain activities. As of December 31, 2008 the floating rate term loan and floating rate notes bear interest at three month LIBOR plus 375 basis points and three month LIBOR plus 250 basis points, respectively. We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.

(b)

Our senior credit facilities are secured by pledges of all of the capital stock of substantially all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of December 31, 2008	As of December 31, 2007	Change
Debt due to Avis Budget Rental Car Funding (a)	$5,142	$4,646	$496
Budget Truck financing:
Budget Truck Funding program (b)	316	246	70
Capital leases	126	204	(78)
Other (c)	450	500	(50)

	$6,034	$5,596	$438

(a)

As of December 31, 2008, the principal sources of the $5.1 billion of debt are $4.8 billion of third party debt issued by Avis Budget Rental Car Funding, $85 million of our equity investment in Avis Budget Rental Car Funding and $215 million of interest rate derivative hedges. The increase principally reflects $468 million of incremental borrowings under our various debt arrangements to support the acquisition of rental vehicles within our Domestic Car Rental operations.

(b)	The increase primarily reflects incremental borrowings under our conduit facility to support the acquisition of rental vehicles within our Budget Truck rental fleet.
(c)	The decrease primarily reflects the effect of foreign currency exchange movements.

The following table provides the contractual maturities for our corporate debt and our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2008:

	Corporate Debt	Debt under Vehicle Programs
Due in 2009	$10	$2,263
Due in 2010	9	1,389
Due in 2011	9	974
Due in 2012	761	1,108
Due in 2013	-	-
Thereafter	1,000	300

	$1,789	$6,034

At December 31, 2008, we had approximately $1.5 billion of available funding under our various financing arrangements (comprised of approximately $340 million of availability at the corporate level and approximately $1.1 billion available for use in our vehicle programs). As of December 31, 2008, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental level included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility (a)	$1,150	$-	$816	$334
Letter of credit facility (b)	228	-	224	4

(a)

This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006 and amended in December 2008, has a five year term and as of December 31, 2008 bears interest of LIBOR plus 400 basis points. The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	Final maturity date is July 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at December 31, 2008:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,967	$5,142	$825
Budget Truck Financing:
Budget Truck Funding program (c)	316	316	-
Capital leases (d)	126	126	-
Other (e)	761	450	311

	$7,170	$6,034	$1,136

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.6 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $334 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by $144 million of underlying vehicles.
(e)	The outstanding debt is collateralized by $869 million of vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2008 can be found in Notes 16 and 17 to our Consolidated Financial Statements.

LIQUIDITY RISK

Our primary liquidity needs include the payment of operating expenses, servicing of corporate and vehicle related debt and procurement of rental vehicles to be used in our operations. Our primary sources of funding are operating revenue, cash received upon sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our revolving credit facility.

Our liquidity position has been and may be further negatively affected by the current financial market disruptions and the current downturn in the U.S. and worldwide economies, which have resulted in and may result in further unfavorable conditions in the vehicle rental industry, in the asset backed financing market, and in the credit markets generally. These factors have contributed to and could further contribute to changes in the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, the downturn in the U.S. economy and the disruption in the credit markets could further impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, such as the increased costs, including additional collateral requirements, incurred in connection with recent amendments to our asset-backed conduit facilities and increased costs and decreased capacity that resulted from recent amendments to our senior credit facilities, (iii) the adverse impact of any of the vehicle manufacturers, including General Motors Corporation, Ford Motor Company, Hyundai Motor America, Kia Motors America or Chrysler LLC being unable or unwilling to honor its obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) any potential disruption to our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, including our ability to renew or replace our asset-backed car rental conduit facilities as they mature in 2009, (v) the impact of an actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement. Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. The indenture governing our senior unsecured notes prohibits us from incurring additional debt, subject to certain exceptions. We are currently unable to rely on the exception which requires compliance with an interest coverage ratio. “See Risk Factors—Risks related to our indebtedness.”

As of December 31, 2008, we were not aware of any instances of non-compliance with the financial covenants under our debt facilities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt, including current portion (a)	$10	$9	$9	$761	$-	$1,000	$1,789
Debt under vehicle programs (b)	2,263	1,389	974	1,108	-	300	6,034
Debt interest	430	282	226	120	75	87	1,220
Operating leases (c)	401	294	234	196	143	642	1,910
Commitments to purchase vehicles (d)	4,561	-	-	-	-	-	4,561
Tax obligations (e)	-	480	-	-	-	-	480
Other purchase commitments (f)	40	-	-	-	-	-	40

	$7,705	$2,454	$1,443	$2,185	$218	$2,029	$16,034

(a)	Consists primarily of borrowings of Avis Budget Car Rental including $1.0 billion of fixed and floating rate senior notes and $789 million outstanding under a secured floating rate term loan.
(b)	Represents debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding), which was issued to support the purchase of vehicles.

(c)	Operating lease obligations are presented net of sublease rentals to be received (see Note 18 to our Consolidated Financial Statements).
(d)

Represents commitments to purchase vehicles, the majority of which are from General Motors Corporation, Ford Motor Company, Hyundai Motor America or Chrysler LLC. These commitments are subject to the vehicle manufacturers satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed through the issuance of debt under vehicle programs in addition to cash received upon the sale of vehicles, many of which are under repurchase and guaranteed depreciation programs (see Note 18 to our Consolidated Financial Statements).

(e)

Primarily represents income tax uncertainties related to FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, substantially all of which are subject to indemnification by Realogy and Wyndham.

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

Goodwill and Other Indefinite-lived Intangible Assets.  We have reviewed the carrying value of our goodwill and other indefinite-lived intangible assets as required by Statements of Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various assumptions, including the fair market trading price of our common stock and management’s projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. We review the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

Our goodwill and other indefinite-lived intangible assets are allocated among three reporting units. During 2008, a $1,262 million ($1,053 million, net of tax) charge was recorded to reflect (i) the impairment of goodwill, (ii) the impairment of our tradenames assets and (iii) the impairment of our investment in Carey. These charges reflect the decline in their fair value below their carrying value, primarily as a result of reduced market valuations for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs. Domestic Car Rental operations recorded $882 million and International Car Rental recorded $275 million, for goodwill and tradename impairment, Truck Rental recorded $87 million for goodwill impairment and Corporate and Other recorded $18 million for the charge related to our investment in Carey. The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was approximately $75 million and $402 million, respectively, at December 31, 2008.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we were to determine that we would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Currently the Company does not record valuation allowances on the majority of its tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period.

See Notes 2 and 10 to our Consolidated Financial Statements for more information regarding income taxes.

Financial Instruments.  We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option pricing models or other conventional valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, credit spreads of the Company and counterparties, volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements, which are disclosed in Note 22 to our Consolidated Financial Statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment, which is performed at least quarterly, involves an estimation of changes in fair value resulting from changes in interest rates, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a discussion of the effect of hypothetical changes to these assumptions.

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

Adoption of New Accounting Pronouncements

During 2008, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	SFAS No. 157, “Fair Value Measurements”
•	FASB Staff Position FAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and its Related Interpretative Accounting Pronouncements that Address Leasing Transactions”
•	FASB Staff Position FAS 157-2, “Effective Date of SFAS 157”
•	FASB Staff Position FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”
•	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”
•

FASB Staff Position SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”

•	FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”

We adopted the following recently issued accounting pronouncements effective January 1, 2009:

•	SFAS No. 141(R), “Business Combinations”
•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”
•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”
•	FASB Staff Position FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets”
•	FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”
•	Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations”

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

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 22 to our Consolidated Financial Statements.

Our principal market exposures are interest and foreign currency rate risks.

•

Our primary interest rate exposure at December 31, 2008 was to interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•

We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the Australian dollar, British pound, Canadian dollar and the New Zealand dollar. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

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

We used December 31, 2008, 2007 and 2006 market rates on outstanding financial instruments to perform the sensitivity analyses separately for each of our market risk exposures. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

We have determined that the impact of a 10% change in interest rates exposure would not have a material impact on our operating income, fair values and cash flows. We have determined that the impact of a 10% change in foreign currency exchange rates and commodity prices on our earnings, fair values and cash flows would not be material. While these results may be used as benchmarks, they should not be viewed as forecasts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Consolidated Financial Statement Index commencing on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included below.

(c)	Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avis Budget Group, Inc.

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007.

/s/    DELOITTE & TOUCHE LLP

New York, New York

February 26, 2009

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

See Schedule II—Valuation and Qualifying Account for the years ended December 31, 2008, 2007 and 2006 commencing on page G-1 hereof.

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
Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. NELSON (Ronald L. Nelson)	Chairman of the Board, Chief Executive Officer and Director	February 26, 2009

/s/ F. ROBERT SALERNO (F. Robert Salerno)	President, Chief Operating Officer and Director	February 26, 2009

/s/ DAVID B. WYSHNER (David B. Wyshner)	Executive Vice President and Chief Financial Officer	February 26, 2009

/s/ BRETT D.WEINBLATT (Brett D.Weinblatt)	Senior Vice President and Chief Accounting Officer	February 26, 2009

/s/ MARY C. CHOKSI (Mary C. Choksi)	Director	February 26, 2009

/s/ LEONARD S. COLEMAN, JR. (Leonard S. Coleman, Jr.)	Director	February 26, 2009

/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	February 26, 2009

/s/ JOHN D. HARDY, JR. (John D. Hardy, Jr.)	Director	February 26, 2009

/s/ LYNN KROMINGA (Lynn Krominga)	Director	February 26, 2009

/s/ EDUARDO G. MESTRE (Eduardo G. Mestre)	Director	February 26, 2009

/s/ STENDER E. SWEENEY (Stender E. Sweeney)	Director	February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avis Budget Group, Inc.

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

New York, New York

February 26, 2009

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues
Vehicle rental	$4,564	$4,667	$4,519
Other	1,420	1,319	1,170

Net revenues	5,984	5,986	5,689

Expenses
Operating	3,147	3,033	2,887
Vehicle depreciation and lease charges, net	1,697	1,571	1,416
Selling, general and administrative	655	658	818
Vehicle interest, net	321	315	320
Non-vehicle related depreciation and amortization	88	84	105
Interest expense related to corporate debt, net:
Interest expense	129	127	236
Early extinguishment of debt	-	-	313
Separation costs, net	-	(5)	261
Restructuring charges	28	-	10
Impairment	1,262	1,195	-

Total expenses	7,327	6,978	6,366

Loss before income taxes	(1,343)	(992)	(677)
Benefit from income taxes	(219)	(45)	(226)

Loss from continuing operations	(1,124)	(947)	(451)
Income (loss) from discontinued operations, net of tax	-	(2)	478
Gain (loss) on disposal of discontinued operations, net of tax	-	33	(1,957)

Loss before cumulative effect of accounting changes	(1,124)	(916)	(1,930)
Cumulative effect of accounting changes, net of tax	-	-	(64)

Net loss	$(1,124)	$(916)	$(1,994)

Earnings (loss) per share, basic and diluted:
Loss from continuing operations	$(11.04)	$(9.18)	$(4.48)
Net loss	(11.04)	(8.88)	(19.82)

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$258	$214
Receivables (net of allowance for doubtful accounts of $17 and $19)	360	392
Deferred income taxes	75	42
Other current assets	380	570

Total current assets	1,073	1,218

Property and equipment, net	485	500
Deferred income taxes	503	234
Goodwill	75	1,000
Other intangibles, net	467	760
Other non-current assets	889	781

Total assets exclusive of assets under vehicle programs	3,492	4,493

Assets under vehicle programs:
Program cash	12	1
Vehicles, net	7,164	7,474
Receivables from vehicle manufacturers and other	533	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	117	230

	7,826	7,981

Total assets	$11,318	$12,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$901	$1,094
Current portion of long-term debt	10	10

Total current liabilities	911	1,104

Long-term debt	1,779	1,787
Other non-current liabilities	1,121	998

Total liabilities exclusive of liabilities under vehicle programs	3,811	3,889

Liabilities under vehicle programs:
Debt	892	950
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,142	4,646
Deferred income taxes	1,188	1,246
Other	192	278

	7,414	7,120

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	-	-
Common stock, $.01 par value—authorized 250 million shares; issued 136,812,802 and 136,706,236 shares	1	1
Additional paid-in capital	9,197	9,320
Accumulated deficit	(2,644)	(1,520)
Accumulated other comprehensive income (loss)	(194)	32
Treasury stock, at cost—35,030,086 and 32,719,985 shares	(6,267)	(6,368)

Total stockholders’ equity	93	1,465

Total liabilities and stockholders’ equity	$11,318	$12,474

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net loss	$(1,124)	$(916)	$(1,994)
Adjustments to arrive at loss from continuing operations	_	(31)	1,543

Loss from continuing operations	(1,124)	(947)	(451)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	88	84	105
Deferred income taxes	(241)	(57)	(200)
Impairment	1,262	1,195	_
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	50	(6)	(33)
Income taxes	7	38	(301)
Accounts payable and other current liabilities	(40)	(120)	(87)
Other, net	63	(38)	(143)

Net cash provided by (used in) operating activities exclusive of vehicle programs	65	149	(1,110)

Vehicle programs:
Vehicle depreciation	1,639	1,565	1,362

	1,639	1,565	1,362

Net cash provided by operating activities	1,704	1,714	252

Investing activities
Property and equipment additions	(83)	(94)	(95)
Net assets acquired (net of cash acquired) and acquisition-related payments	(88)	(11)	(118)
Proceeds received on asset sales	17	19	25
Proceeds from sale of investment	_	106	_
Payments made to Realogy and Wyndham, net	(3)	(108)	_
Purchase of equity investment	_	(60)	_
Other, net	(14)	(13)	4

Net cash used in investing activities exclusive of vehicle programs	(171)	(161)	(184)

Vehicle programs:
Decrease (increase) in program cash	(11)	13	1
Investment in vehicles	(8,608)	(10,633)	(11,348)
Proceeds received on disposition of vehicles	6,722	8,864	10,790
Other, net	(28)	_	(12)

	(1,925)	(1,756)	(569)

Net cash used in investing activities	(2,096)	(1,917)	(753)

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Year Ended December 31,
	2008	2007	2006
Financing activities
Proceeds from borrowings	_	_	1,875
Principal payments on borrowings	(10)	(45)	(3,603)
Issuances of common stock	_	50	46
Repurchases of common stock	(33)	_	(243)
Payment of dividends	_	_	(113)
Other, net	(28)	(1)	(38)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(71)	4	(2,076)

Vehicle programs:
Proceeds from borrowings	8,476	10,565	10,979
Principal payments on borrowings	(8,060)	(10,236)	(13,310)
Net change in short-term borrowings	152	(86)	(282)
Other, net	(34)	(8)	(15)

	534	235	(2,628)

Net cash provided by (used in) financing activities	463	239	(4,704)

Effect of changes in exchange rates on cash and cash equivalents	(27)	6	2

Cash provided by discontinued operations
Operating activities	_	_	463
Investing activities	_	_	3,304
Financing activities	_	_	1,050
Effect of changes in exchange rates	_	_	12

Cash provided by discontinued operations	_	_	4,829

Net increase (decrease) in cash and cash equivalents	44	42	(374)
Cash and cash equivalents, beginning of period	214	172	546

Cash and cash equivalents, end of period	$258	$214	$172

Supplemental Disclosure
Interest payments	$468	$461	$996
Income tax payments (refunds), net	$15	$(26)	$275

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2006	135.1	$1	$12,022	$5,997	$40	(33.9)	$(6,718)	$11,342

Comprehensive loss:
Net loss	-	-	-	(1,994)	-	-	-
Currency translation adjustment, net of tax of $16	-	-	-	-	213	-	-
Unrealized losses on cash flow hedges, net of tax of $(6)	-	-	-	-	(12)	-	-
Reclassification for gains on cash flow hedges, net of tax of $(1)	-	-	-	-	(1)	-	-
Minimum pension liability adjustment, net of tax of $5	-	-	-	-	9	-	-

Total comprehensive loss								(1,785)

Net activity related to restricted stock units	-	-	(48)	-	-	0.7	211	163
Exercise of stock options	0.4	-	39	-	-	0.2	44	83
Tax benefit from exercise of stock options	-	-	12	-	-	-	-	12
Repurchases of common stock	-	-	-	-	-	(1.4)	(243)	(243)
Payment of dividends	-	-	-	(107)	-	-	-	(107)
Dividend of Realogy Corporation and
Wyndham Worldwide
Corporation	-	-	(2,361)	(4,482)	(167)	-	-	(7,010)
Cumulative effect of adoption of
SFAS No. 158, net of tax of $(2)	-	-	-	-	(4)	-	-	(4)
Other	-	-	-	-	(10)	0.1	2	(8)

Balance at December 31, 2006	135.5	$1	$9,664	$(586)	$68	(34.3)	$(6,704)	$2,443

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2007	135.5	$1	$9,664	$(586)	$68	(34.3)	$(6,704)	$2,443

Comprehensive loss:
Net loss	-	-	-	(916)	-	-	-
Currency translation adjustment	-	-	-	-	50	-	-
Unrealized losses on cash flow hedges, net of tax of $59	-	-	-	-	(93)	-	-
Pension liability adjustment, net of tax of $(5)	-	-	-	-	7	-	-

Total comprehensive loss								(952)

Adoption of FIN 48 (see Note 2)	-	-	-	(18)	-	-	-	(18)
Net activity related to restricted stock units	-	-	(60)	-	-	0.3	72	12
Exercise of stock options	1.2	-	(207)	-	-	1.3	256	49
Tax benefit from exercise of stock options	-	-	1	-	-	-	-	1
Activity related to employee stock purchase plan	-	-	(3)	-	-	-	4	1
Post-separation dividend adjustment	-	-	(66)	-	-	-	-	(66)
Other	-	-	(9)	-	-	-	4	(5)

Balance at December 31, 2007	136.7	$1	$9,320	$(1,520)	$32	(32.7)	$(6,368)	$1,465

Comprehensive loss:
Net loss	-	-	-	(1,124)	-	-	-
Currency translation adjustment	-	-	-	-	(110)	-	-
Unrealized losses on cash flow hedges, net of tax of $56	-	-	-	-	(86)	-	-
Pension liability adjustment, net of tax of $20	-	-	-	-	(30)	-	-

Total comprehensive loss								(1,350)

Net activity related to restricted stock units	0.1	-	(94)	-	-	0.4	105	11
Exercise of stock options	-	-	(1)	-	-	-	1	-
Repurchases of common stock	-	-	-	-	-	(2.9)	(33)	(33)
Activity related to employee stock purchase plan	-	-	(27)	-	-	0.2	28	1
Post-separation dividend adjustment	-	-	(3)	-	-	-	-	(3)
Other	-	-	2	-	-	-	-	2

Balance at December 31, 2008	136.8	$1	$9,197	$(2,644)	$(194)	(35.0)	$(6,267)	$93

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

The Company operates in the following business segments:

•	Domestic Car Rental—provides car rentals and ancillary products and services in the United States.

•	International Car Rental—provides vehicle rentals and ancillary products and services primarily in Argentina, Australia, Canada, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental—provides truck rentals and related services to consumers and light commercial users in the United States.

In presenting the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

Discontinued Operations.  In February 2005, the Company completed an initial public offering of Wright Express Corporation (“Wright Express”), its former fuel card subsidiary, and in October 2005, the Company sold its former Marketing Services division, which was comprised of its individual membership and loyalty/insurance marketing businesses. On July 31, 2006, the Company completed the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”), and on August 23, 2006, the Company completed the sale of Travelport, Inc. (“Travelport”) (see Cendant Separation below). Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the account balances and activities of Wright Express, the former Marketing Services division, Realogy, Wyndham and Travelport have been segregated and reported as discontinued operations for all periods presented. Summarized financial data for the aforementioned businesses are provided in Note 3—Discontinued Operations.

Cendant Separation.  In July 2006, under a Board of Directors approved plan, the Company, then known as Cendant Corporation (“Cendant”), was separated into four independent companies (the “Cendant Separation”):

•	Realogy Corporation—encompasses the Company’s former real estate services segment, which is now presented as a discontinued operation.

•	Wyndham Worldwide Corporation—encompasses the Company’s former Hospitality Services and Timeshare Resorts segments, which are now presented as discontinued operations.

•	Travelport, Inc.—encompasses the Company’s former Travel Distribution Services segment, which is now presented as a discontinued operation.

•	Avis Budget Group, Inc.—encompasses the Company’s vehicle rental operations.

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

During 2008, the Company’s costs incurred in connection with the Cendant Separation were not material. During 2007 and 2006, the Company incurred net (credits)/costs of $(5) million and $574 million, respectively, in connection with executing the Cendant Separation. The 2008, 2007 and 2006 amounts relate to costs as follows:

	2008	2007	2006
Early extinguishment of corporate debt	$-	$-	$313

Other separation costs:
Stock-based compensation	-	-	79
Severance and retention	-	3	70
Legal, accounting and other professional fees	-	5	38
Reversal of receivables from Realogy and Wyndham (a)	-	-	28
Asset write-offs	-	-	19
Insurance	-	-	14
Infrastructure implementation	2	4	2
FIN 48 indemnification (b)	4	(14)	-
Other	(6)	(3)	11

	-	(5)	261

	$-	$(5)	$574

(a)

Represents the reversal of receivables from Realogy and Wyndham due to the favorable resolution of certain tax related contingencies, for which the Company is entitled to indemnification by Realogy and Wyndham. The benefit for income taxes includes a corresponding credit resulting from the favorable resolution of such matters.

(b)	See Note 2—Summary of Significant Accounting Policies.

In 2006, the Company also incurred costs within discontinued operations of $239 million in connection with executing the Cendant Separation. Such costs are primarily related to the accelerated vesting of stock-based compensation awards, severance and retention and professional and consulting fees.

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

Prior to the spin-offs of Realogy and Wyndham, the Company entered into a Transition Services Agreement with Realogy, Wyndham and Travelport to provide for an orderly transition following the sale of Travelport and the spin-offs of Realogy and Wyndham. Under the Transition Services Agreement, the Company has provided Realogy, Wyndham and Travelport with various services, including services relating to payroll, accounts payable, telecommunications and information technology in exchange for fees based on the estimated cost of the services provided. As of December 31, 2008, the majority of these services are no longer being provided.

Also, in connection with its execution of the Cendant Separation, the Company repaid certain corporate and other debt and entered into new financing arrangements (see Note 16—Long-term Debt and Borrowing Arrangements).

Selling, general and administrative expenses on the accompanying Consolidated Statements of Operations include unallocated corporate expenses in 2006 related to the Company’s discontinued operations. Accordingly, the expenses recorded by the Company in the Consolidated Statements of Operations may not be indicative of the actual expenses the Company would incur as a separate company.

Vehicle Programs.  The Company presents separately the financial data of its vehicle programs. These programs are distinct from the Company’s other activities since the assets under vehicle programs are generally funded through the issuance of debt that is collateralized by such assets. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company’s vehicle programs. The Company believes it is appropriate to segregate the financial data of its vehicle programs because, ultimately, the source of repayment of such debt is the realization of such assets.

Reverse Stock Split.  In connection with the September 5, 2006 1-for-10 reverse stock split of the Company’s common stock, common stock share data in the accompanying Consolidated Financial Statements and notes have been revised to reflect the reverse stock split, unless otherwise noted.

Changes in Accounting Estimate.  During fourth quarter 2008, the Company increased the assumed service lives of its Truck Rental segment’s model year 2004 and later diesel trucks and model year 2005 and later gas trucks. This extension of service lives reflects the Company’s expectation that it will purchase and dispose of fewer trucks each year than previously projected, thereby lengthening average hold periods for its trucks. This change will also affect the value the Company realizes upon disposition of trucks. The change in estimate, effective as of October 1, 2008, was accounted for prospectively and resulted in a decrease in depreciation expense of approximately $4 million, and decreased net loss by approximately $3 million ($0.02 per diluted share), for the year ended December 31, 2008.

In fourth quarter 2007, the Company revised the assumed service lives of its truck fleet, for model years 2004 and later, to better reflect the projected hold periods of these vehicles. The Company believes that its decision to retain these trucks longer than previously anticipated will allow it to reduce cash outflow related to fleet costs. This change will also affect the value the Company realizes upon the disposition of trucks. The change in estimate, effective as of October 1, 2007, was accounted for prospectively and resulted in a decrease in depreciation expense of approximately $5 million, and decreased net loss by approximately $3 million ($0.03 per diluted share), for the year ended December 31, 2007.

In fourth quarter 2007, the Company revised its estimates for recording depreciation expense related to certain vehicles covered by repurchase and guaranteed depreciation agreements in light of longer projected hold periods. Once these vehicles are held longer than the Company’s average hold period, they will be depreciated at monthly rates consistent with their contractually guaranteed residual values. This change in estimate, effective as of October 1, 2007, was accounted for prospectively and resulted in a decrease in depreciation expense of approximately $10 million, and decreased net loss by approximately $6 million ($0.06 per diluted share), for the year ended December 31, 2007.

Compliance with Debt Covenants, Business Risks and Management’s Plans

Compliance with Debt Covenants.    Many of the Company’s debt instruments, including its senior credit facilities, contain financial and other covenants that impose significant requirements on the Company and limit its ability to engage in certain transactions or activities. The Company’s senior credit facilities were amended in December 2008 to change the financial covenants, interest rate spreads and restrictions on its activities contained therein. The Company’s financial covenant requires it to maintain minimum trailing twelve month EBITDA (as defined in the credit agreements) amounts on a quarterly basis.

The U.S. economy appears to have been in recession throughout 2008, and such conditions are likely to persist into at least 2009. Historically, the Company’s results of operations have declined during periods of general economic weakness. The effects of the current recession contributed to the significant year-over-year decline in the results of the Company’s car and truck rental operations in 2008, including declines in volume and pricing, particularly in the second half of 2008. If economic conditions in the United States do not improve or worsen, the Company’s results of operations could be materially and adversely impacted in 2009 and beyond.

The Company relies upon financing for its operations, particularly asset-backed financing, through asset-backed securities and the lending market, for its vehicle fleet. As noted above, in fourth quarter 2008, the Company amended and renewed its two asset-backed domestic rental car conduit facilities; such facilities now mature from September through December 2009. As a result of these amendments and renewals, the Company’s borrowing costs and collateral requirements for 2009 will increase compared to 2008. In addition, approximately $300 million and $1.1 billion of term asset-backed financings for the Company’s domestic and international car rental operations will mature in 2009 and 2010, respectively. The existing availability under the asset-backed vehicle financing programs including the asset-backed conduit facilities should be sufficient to increase the Company’s fleet for the third quarter, which has historically been its strongest quarter due to the increased level of leisure travel and household moving activity. A default by any of the financial-guaranty firms that have insured a portion of the Company’s outstanding vehicle-backed debt could affect its existing availability. There has been significant disruption in the asset-backed financing market; therefore, there can be no assurance that the Company will be able to obtain refinancing for its operations at current levels, or at all, when its asset-backed rental car financings mature, and any new financing or refinancing of the Company’s existing financing could increase its borrowing costs, including an increase in its collateral requirements.

Dependence on Vehicle Manufacturers.    The Company is dependent on vehicle manufacturers for its fleet purchases and related incentive payments, and a substantial portion of the rental cars that comprise its domestic car fleet (“program cars”) are subject to manufacturer repurchase or guaranteed depreciation programs. A bankruptcy of one or more vehicle manufacturers could adversely affect the Company’s arrangements with such vehicle manufacturers. A default on any repurchase or guaranteed depreciation agreement or incentive payment could leave the Company with a substantial unpaid claim against the manufacturer particularly with respect to program cars that were either (i) resold at an amount less than the amount guaranteed under the applicable agreement, and therefore subject to a “true-up” payment obligation from the manufacturer or (ii) returned to the manufacturer but for which the Company was not paid. In addition, the Company could incur additional expenses if, following a manufacturer default, the prices at which it were able to dispose of program cars were less than the specified prices under the repurchase or guaranteed depreciation program and/or if the prices at which the Company were able to dispose of non-program cars were less than previously assumed.

Cost Reduction Initiatives.    In light of the challenging conditions facing its business as well as for competitive reasons, the Company has taken numerous actions to reduce expenses, including implementing during the fourth quarter 2008 a five-point plan designed to reduce costs and improve efficiency. This plan includes (i) targeting significant reductions in operating costs, fleet costs, selling, general and administrative expenses, headcount, discretionary spending and other variable costs, (ii) reviewing and improving station, channel and customer profitability, (iii) reviewing and strengthening the Company’s pricing strategies and marketing, selling and affinity efforts, (iv) consolidation of both customer facing and non-customer facing activities and locations to reduce costs and provide synergies, and (v) consolidation of purchasing and procurement programs and practices. The Company terminated more than 1,600 employees in fourth quarter

2008 in conjunction with this initiative (see Note 5—Restructuring Charges). The Company also anticipates generating additional cost savings in 2009 through implementation of its Performance Excellence process improvement initiative, which began in late 2007. In addition, the Company has identified a number of additional cost reduction measures that it could implement, if necessary, to offset additional costs.

In addition, in the event of a bankruptcy or a default of one or more vehicle manufacturers, the Company could seek to begin to operate its vehicles for a longer period. This action would enable the Company to rent and depreciate its vehicles over this longer period thereby potentially mitigating the effects of a temporary disruption of vehicle supply.

Notwithstanding the December 2008 amendments to the Company’s senior credit facilities and its cost reduction initiatives, due to reduced demand for travel services, disruption in the credit markets, rising borrowing costs, the Company’s dependence on vehicle manufacturers, and other factors, there can be no assurance that the Company will be able to generate sufficient earnings to enable it to satisfy the minimum EBITDA requirement or other covenants included in its senior credit facilities, the $2.45 billion of asset-backed conduit facilities used to finance a portion of its domestic car rental operations or other borrowing agreements. The Company’s failure to comply with these covenants, if not waived, would cause a default under the senior credit facilities and could result in principal under the conduit facilities being required to be repaid from a portion of vehicle disposition proceeds and lease payments the Company makes to its vehicle program subsidiaries and adversely affect our liquidity position. If such a failure were to occur, there can be no assurance that the Company would be able to refinance or obtain a replacement for such facilities and in certain circumstances such failure could also give rise to a default under the instruments that govern its other indebtedness.

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

REVENUE RECOGNITION

The Company derives revenue through the operation and franchising of the Avis and Budget rental systems, providing vehicle rentals and other services to business and leisure travelers and others. Other revenue includes rentals of GPS navigational units, sales of loss damage waivers and insurance products, fuel and fuel service charges, and other items. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured.

Vehicle rental and rental-related revenue is recognized over the period the vehicle is rented. Franchise revenue principally consists of royalties paid by the Company’s franchisees and are recorded as the franchisees’ revenue is earned (generally over the rental period of a vehicle). Revenue and expenses associated with gasoline, vehicle licensing and airport concessions are recorded on a gross basis within revenue and operating expenses.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rate of exchange prevailing during the year. The related translation adjustments are reflected in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of the Consolidated Balance Sheet. The accumulated foreign currency translation adjustment as of December 31, 2008 and December 31, 2007 was $7 million and $117 million, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

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

Buildings	30 years
Furniture, fixtures & equipment	3 to 10 years
Capitalized software	3 to 7 years
Buses and support vehicles	4 to 15 years

The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The software developed or obtained for internal use is amortized on a straight-line basis when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $89 million and $60 million as of December 31, 2008 and 2007, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquired entity over the fair values assigned to the tangible assets acquired, the identifiable intangible assets that are required to be valued and reported and the liabilities assumed. The Company does not amortize goodwill, but tests it at least annually for recoverability. Other intangible assets, primarily trademarks, with indefinite lives are not amortized but are evaluated annually for impairment. Other intangible assets with finite lives are amortized over their remaining useful lives.

IMPAIRMENT OF LONG-LIVED ASSETS

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its annual impairment assessment in the fourth quarter of each year. Each of the Company’s operating segments represents a reporting unit.

The Company assesses goodwill for such impairment by comparing the carrying value of each reporting units to its fair values using the present value of expected future cash flows. If the first test required under SFAS No. 142 indicates a potential impairment, we perform a second test for that reporting unit to determine the amount of impairment loss, if any. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, comparative market multiples and other factors to corroborate the discounted cash flow results are used. Other indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

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

During 2008, the Company recorded a $1,262 million ($1,053 million after tax) charge to reflect (i) the impairment of goodwill, (ii) the impairment of the Company’s tradenames assets and (iii) the impairment of its investment in Carey Holdings, Inc. (“Carey”). These charges reflect the decline in their fair value below their carrying value, primarily as a result of reduced market valuations for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs. Domestic Car Rental recorded $882 million and International Car Rental recorded $275 million for goodwill and tradenames impairment, Truck Rental recorded $87 million for goodwill impairment, and $18 million was recorded within Corporate and Other for the charge related to Carey.

In 2007, the Company recorded a $1,195 million ($1,073 million after tax) charge for the impairment of goodwill at each of the Company’s reporting units to reflect the decline in their fair value as evidenced by a decline in the market value of the Company’s common stock. Domestic Car Rental recorded $786 million of the goodwill impairment, International Car Rental recorded $268 million and Truck Rental recorded $141 million. There was no impairment under SFAS No. 142 on indefinite lived assets or under SFAS No. 144 on long-lived assets.

In 2006, there was no impairment of goodwill or other intangible assets within the Company’s continuing operations, however, the Company recorded an impairment charge of approximately $1.3 billion within discontinued operations to reflect the difference between Travelport’s carrying value and its estimated fair value, less costs to dispose.

PROGRAM CASH

Program cash primarily represents amounts specifically designated to purchase assets under vehicle programs and/or to repay the related debt.

VEHICLES

Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from manufacturers. The Company acquires many of its rental vehicles pursuant to repurchase and guaranteed depreciation programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase vehicles at a specified price and date, or guarantee the depreciation rate for a specified period of time, subject to certain eligibility criteria (such as car condition and mileage requirements). The Company depreciates vehicles such that the net book value on the date of return to the manufacturers is intended to equal the contractual guaranteed residual values, thereby minimizing any gain or loss. The Company records depreciation expense for any deficiency in the contractual guaranteed residual values due to excessive wear or damages. At December 31, 2008, the Company has cumulatively recorded $35 million for the projected difference between the contracted guaranteed residual value and the carrying value of such vehicles, which is reflected in the Consolidated Statement of Operations.

Rental vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs are depreciated based upon their estimated residual values at their expected dates of disposition, after giving effect to anticipated conditions in the used car market which are reviewed on a continuous basis.

For 2008, 2007 and 2006, rental vehicles were depreciated at rates ranging from 5% to 48% per annum. Upon disposal of the vehicles, depreciation expense is adjusted for any difference between the net sales proceeds and the remaining book value. Vehicle-related interest amounts are net of vehicle-related interest income of $7 million, $5 million and $6 million for 2008, 2007 and 2006, respectively.

During the fourth quarter of 2008, the Company increased the assumed service lives of its model year 2004 and later diesel trucks and model year 2005 and later gas trucks, to better reflect the projected hold period of these vehicles. In the fourth quarter of 2007, the Company revised the assumed service lives of its truck fleet, for model years 2004 and later, to better reflect the projected hold periods of these vehicles. In the fourth quarter 2007, the Company also revised its estimates for recording depreciation expense related to certain vehicles covered by repurchase and guaranteed depreciation agreements (see Note 1—Basis of Presentation).

ADVERTISING EXPENSES

Advertising costs are expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on our Consolidated Statements of Operations, include radio, television, “yellow pages” and other advertising, travel partner points programs, internet advertising and other promotions and were approximately $106 million in both 2008 and 2007 and $107 million in 2006.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007, as required, and as a result of the implementation of FIN 48, the Company recognized approximately an $18 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The Company reports revenues net of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer in its Consolidated Statements of Operations.

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

During 2008 and 2007, the Company did not utilize fair value hedges. In 2006, the Company utilized certain derivatives designated as fair value hedges. Changes in the fair value of such instruments were recognized in earnings as a component of interest related to corporate debt, net.

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

During 2008, the Company recorded an $18 million ($11 million, net of tax) charge to reflect the impairment on its investment in Carey.

Aggregate realized gains and losses on investments and preferred dividend income are recorded within other revenues on the Consolidated Statements of Operations. There were no net realized gains or losses in continuing operations in 2008 and 2007. Gains amounted to $11 million in 2006. Gains and losses on securities sold are based on the specific identification method.

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

Pursuant to the Separation Agreement, the Company was obligated to distribute all proceeds received on the sale of its investments in Affinion to Realogy and Wyndham. Accordingly, following the spin-offs of Realogy and Wyndham on July 31, 2006, the Company began to recognize a charge on its Consolidated Statement of Operations equal to the dividend and accretion income on the preferred stock of Affinion. From January 1, 2006 to July 31, 2006, the Company recorded $6 million of dividend and accretion income related to its preferred stock investment in Affinion. In 2007, the Company sold the majority of its preferred stock investment in Affinion and distributed the proceeds and the remaining investment to Realogy and Wyndham.

SELF-INSURANCE RESERVES

The Consolidated Balance Sheets include approximately $326 million and $361 million of liabilities with respect to self-insured public liability and property damage as of December 31, 2008 and 2007, respectively. Such liabilities relate to additional liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which the Company is self-insured. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The Company estimates the required reserve for such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents and changes in the ultimate cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.

The Consolidated Balance Sheets also includes liabilities of approximately $71 million and $76 million as of December 31, 2008 and 2007, respectively, related to health and welfare, workers’ compensation and other benefits the Company provides to its employees. The Company estimates the liability required for such benefits based on actual claims outstanding and the estimated cost of claims incurred as of the balance sheet date. These amounts are included within accounts payable and other current liabilities.

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

ADOPTION OF NEW ACCOUNTING STANDARDS DURING 2008

Fair Value Measurements.  In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition, SFAS No. 157 requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives, and the credit spreads of the Company’s counterparties when measuring the fair value of assets, including derivatives. The Company adopted SFAS No. 157 on January 1, 2008, as required, and it had no impact to the Company’s financial statements at the time of adoption (see Note 22—Financial Instruments).

In February 2008, the FASB issued FSP SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes most leasing transactions from the requirements of SFAS No. 157, and FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008.

In October 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides guidance on how to determine the fair value of financial assets when the market for that financial asset is not active. The Company adopted FSP SFAS 157-3 on September 30, 2008, as required, and it had no impact to the Company’s financial statements at the time of adoption.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The election to use the fair value option is available when an entity first recognizes a financial asset or a financial liability or upon entering into a firm commitment. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to apply the fair value option to measure any of the Company’s financial assets or liabilities.

Credit Derivatives and Guarantees.  In September 2008, the FASB issued FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 require additional disclosures by entities regarding credit derivatives, including the nature of the instrument, its purpose, performance requirements, potential future payments and its fair value, as well as requiring disclosure of the performance risk of certain guarantees. This FSP also clarifies the required adoption date of SFAS No. 161. The provisions of FSP SFAS 133-1 and FIN 45-4 regarding credit derivatives and guarantees apply prospectively for fiscal years ending after November 15, 2008. The Company adopted FSP SFAS 133-1 and FIN 45-4 on December 31, 2008, as required, and does not currently have credit derivatives but has provided the additional disclosures required relating to certain guarantees in Note 18—Commitments and Contingencies.

Variable Interest Entities.  In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable

Interest Entities” (“FSP SFAS 140-4 and FIN 46(R)-8”). This FSP amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to require public enterprises to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (i) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (ii) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs’. FSP FAS 140-4 and FIN 46(R)-8 apply prospectively for fiscal years ending after December 15, 2008. The Company adopted FSP FAS 140-4 and FIN 46(R)-8 on December 31, 2008, as required. It had no impact on the Company’s financial statements at the time of adoption and the additional required disclosures have been provided in Note 17—Debt Under Vehicle Programs and Borrowing Arrangements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Among other things, SFAS No. 141(R) requires an acquiror to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions (whether full or partial acquisitions) and requires expensing of acquisition and most restructuring costs. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS No. 160 provides expanded disclosure guidance including the requirement that entities present noncontrolling (minority) interests as equity, rather than as a liability or mezzanine equity. SFAS No. 160 applies prospectively, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented, and is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 applies prospectively for fiscal years beginning on or after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 enhances the plan asset disclosures currently required by FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other

Postretirement Benefits”, to provide users of financial statements with useful, transparent, and timely information about the asset portfolios of postretirement benefit plans. FSP FAS 132(R)-1 applies prospectively for fiscal years ending after December 15, 2009. The Company adopted FSP FAS 132(R)-1 on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In April 2008, the FASB issued FSP No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 applies prospectively for fiscal years beginning after December 15, 2008. The Company adopted FSP FAS 142-3 on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In November 2008, the Emerging Issues Task Force (EITF) ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations,” for investments accounted for under the equity method of accounting. EITF Issue No. 08-6 reaffirmed accounting guidance provided around the initial measurement and other-than-temporary impairment of an equity method investment, as well as the manner in which an equity method investor must account for a share issuance by an investee. EITF Issue No. 08-6 applies prospectively for fiscal years beginning after December 15, 2008. The Company adopted EITF Issue No. 08-6 on January 1, 2009, as required, and it had no impact on its consolidated financial statements at the time of adoption.

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

Summarized statement of income data for discontinued operations are as follows:

Year Ended December 31, 2008

During 2008, the Company did not report any income (loss) from discontinued operations.

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

Year Ended December 31, 2006

	Wright Express (a)	Marketing Services Division (b)	Realogy (c)
Net revenues	$-	$-	$3,856

Income before income taxes	$-	$-	$445
Provision for income taxes	-	-	172

Income from discontinued operations, net of tax	$-	$-	$273

Gain (loss) on disposal of discontinued operations	$9	$(15)	$(76)
Provision (benefit) for income taxes	3	27	(22)

Gain (loss) on disposal of discontinued operations, net of tax	$6	$(42)	$(54)

	Wyndham (c) (d)	Travelport (c)	Total
Net revenues	$2,052	$1,859	$7,767

Income before income taxes	$377	$170	$992
Provision for income taxes	288	54	514

Income from discontinued operations, net of tax	$89	$116	$478

Gain (loss) on disposal of discontinued operations	$(83)	$(1,464)	$(1,629)
Provision (benefit) for income taxes	(25)	345	328

Gain (loss) on disposal of discontinued operations, net of tax	$(58)	$(1,809)	$(1,957)

(a)

The Company completed the initial public offering of Wright Express in February 2005 and entered into a tax receivable agreement, pursuant to which Wright Express is obligated to make payments to the Company over a 15 year term. Following the Cendant Separation, the Company is obligated to distribute all such payments to Realogy and Wyndham. Gain on disposal includes payments received from Wright Express during 2006 in connection with the tax receivable agreement excluding amounts remitted to Realogy and Wyndham.

(b)

Represents payments in connection with a guarantee obligation made to the Company’s former Marketing Services division, which was disposed of in October 2005, and a tax charge primarily related to state taxes prior to the date of disposition.

(c)	Results are through the date of disposition.
(d)	The provision for income taxes reflects a $158 million charge associated with separating the vacation ownership business from the Company in connection with the spin-off of Wyndham.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2008	2007	2006
Loss from continuing operations	$(1,124)	$(947)	$(451)
Income (loss) from discontinued operations, net of tax	-	(2)	478
Gain (loss) on disposal of discontinued operations, net of tax	-	33	(1,957)
Cumulative effect of accounting changes, net of tax	-	-	(64)

Net loss	$(1,124)	$(916)	$(1,994)

Basic and diluted weighted average shares outstanding (a)	101.9	103.1	100.6

Earnings per share basic and diluted:
Loss from continuing operations	$(11.04)	$(9.18)	$(4.48)
Income (loss) from discontinued operations	-	(0.02)	4.75
Gain (loss) on disposal of discontinued operations	-	0.32	(19.46)
Cumulative effect of accounting changes	-	-	(0.63)

Net loss	$(11.04)	$(8.88)	$(19.82)

(a)

As the Company incurred a loss from continuing operations in 2008, 2007 and 2006, all outstanding stock options and restricted stock units have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Year Ended December 31,
	2008	2007	2006
Options (a)	5.0	6.0	11.0
Warrants (b)	-	0.2	0.2

(a)	Represents all outstanding stock options for 2008, 2007 and 2006.
(b)	Represents all outstanding warrants for 2007 and 2006, for which the weighted average exercise price was $21.31. These warrants expired on June 3, 2008.

5.	Restructuring Charges

The restructuring charges related to these activities are accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

2008 Restructuring

During 2008, the Company implemented various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction included the elimination of approximately 3,000 positions, resulting in the termination of approximately 2,300 employees within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments and the closure of certain facilities. The Company recorded a restructuring charge of $28 million in connection with these initiatives, substantially all of which is anticipated to be cash and $13 million of which has been paid as of December 31, 2008. This charge primarily represents severance, outplacement services and other costs associated with employee terminations. The Company has reviewed and planned for measures related to this initiative and expects further restructuring costs of approximately $8 million to be incurred in the first six months of 2009.

2006 Restructuring

In 2006, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities within its Budget Truck Rental and Domestic Car Rental operations. The more significant areas of cost reduction included the closure of the Budget Truck Rental headquarters and other facilities and reductions in staff. The Company recorded $8 million of restructuring charges in connection with these initiatives, of which $6 million and $2 million was incurred within the Company’s Truck Rental and Domestic Car Rental operations, respectively. The remaining liabilities related to the 2006 restructuring charges were paid in 2007.

2005 Restructuring

In 2005, the Company recorded $26 million of restructuring charges as a result of activities undertaken following the PHH spin-off and the initial public offering of Wright Express. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction included the closure of a call center and field locations of the Company’s Truck Rental business and reductions in staff within the Company’s corporate functions. The initial charge recorded in the Company’s Corporate and Other, Truck Rental and Domestic Car Rental segments amounted to $19 million, $5 million and $2 million, respectively. In 2006, the Company recorded a $2 million charge representing a revision to its original estimate of costs to exit a lease in connection with the closure of a truck rental facility in first quarter 2005. As of December 31, 2008, there is a remaining liability of approximately $1 million, relating to obligations under terminated leases.

The initial recognition of the restructuring charges and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Balance as of January 1, 2006	$-	$3	$-	$3

2005 Restructuring initiative revision	-	2	-	2
2006 Restructuring initial charge (a)	4	4	-	8
2005 Restructuring cash payment	-	(2)	-	(2)
2006 Restructuring cash payment	-	(1)	-	(1)

Balance as of December 31, 2006	4	6	-	10
2005 Restructuring cash payment	-	(1)	-	(1)
2006 Restructuring cash payment	(4)	(3)	-	(7)

Balance as of December 31, 2007	-	2	-	2

2008 Restructuring initial charge (b)	23	4	1	28
2005 Restructuring cash payment	-	(1)	-	(1)
2008 Restructuring cash payment	(13)	-	-	(13)

Balance as of December 31, 2008	$10	$5	$1	$16

The restructuring charges and corresponding utilization are recorded within the Company’s segments as follows:

	Truck Rental	Domestic Car Rental	International Car Rental	Total
Balance as of January 1, 2006	$3	$-	$-	$3

2005 Restructuring initiative revision	2	-	-	2
2006 Restructuring initial charge (a)	6	2	-	8
2005 Restructuring cash payment	(2)	-	-	(2)
2006 Restructuring cash payment	(1)	-	-	(1)

Balance as of December 31, 2006	8	2	-	10

2005 Restructuring cash payment	(1)	-	-	(1)
2006 Restructuring cash payment	(5)	(2)	-	(7)

Balance as of December 31, 2007	2	-	-	2

2008 Restructuring initial charge (b)	2	23	3	28
2005 Restructuring cash payment	(1)	-	-	(1)
2008 Restructuring cash payment	(1)	(11)	(1)	(13)

Balance at December 31, 2008	$2	$12	$2	$16

(a)

The initial charge primarily represents severance benefits resulting from reductions in staff and costs incurred in connection with facility closures and lease obligations resulting from the closure of the Truck Rental headquarters, consolidation of Truck Rental operations and the closure of other facilities within the Company’s Domestic Car Rental operations. Prior to December 31, 2006, the Company formally communicated the termination of employment to approximately 180 employees, representing a wide range of employee groups. As of December 31, 2008, the Company has terminated all of these employees.

(b)

The initial charge primarily represents severance benefits resulting from the reductions in staff. The Company formally communicated the termination of employment to approximately 2,300 employees, representing a wide range of employee groups. As of December 31, 2008, the Company terminated all but 158 of these employees.

6.	Franchising Activities

Franchising revenues, which are recorded within other revenues on the accompanying Consolidated Statements of Operations, amounted to $34 million, $36 million and $37 million during 2008, 2007 and 2006, respectively.

The number of Company-owned and franchised outlets in operation (excluding independent commissioned dealer locations for the Budget truck rental business and Avis and Budget locations operated by or through Avis Europe Holdings, Limited, an independent third party) is as follows:

	As of December 31,
	2008	2007	2006
Company-owned
Avis brand	1,334	1,335	1,268
Budget brand	1,128	1,046	951

Franchised
Avis brand	890	849	847
Budget brand	1,134	1,184	1,218

In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

7.	Acquisitions

Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Statements of Operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired, including trademark assets related to franchisees, and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values, within the allocation period, are recorded by the Company as further adjustments to the purchase price allocations.

During 2008, the Company acquired 24 vehicle rental franchisees, which included $36 million of associated vehicles, for $87 million in cash, resulting in $50 million valued as trademark intangible assets. During 2008, a $321 million charge was recorded to reflect the impairment of the Company’s tradenames.

In 2007, the Company acquired 13 vehicle rental franchisees for $10 million in cash, resulting in trademark intangible assets of $11 million. In 2006, the Company acquired 19 vehicle rental franchisees for $20 million in cash, resulting in trademark intangible assets of $17 million.

These acquisitions, which for each year presented, relate primarily to the Company’s Domestic Car Rental segment, were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

The Company also acquired approximately 48% of the equity in Carey Holdings, Inc., the parent of Carey International, Inc., in October 2007 (see Note 13—Equity Investment).

8.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements (a)	$73	$20	$53	$75	$18	$57
Customer lists (b)	19	8	11	19	7	12
Other (c)	2	1	1	2	1	1

	$94	$29	$65	$96	$26	$70

Unamortized Intangible Assets
Goodwill	$75			$1,000

Trademarks (d)	$402			$690

(a)	Primarily amortized over a period ranging from 25 to 40 years.
(b)	Primarily amortized over 20 years.
(c)	Primarily amortized over 27 years.
(d)

Comprised of various tradenames (including the Avis and Budget tradenames) that the Company has acquired and which distinguish the Company’s consumer services. These tradenames are expected to generate future cash flows for an indefinite period of time.

During 2008, as a result of reduced equity market valuations for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs, it was determined that an impairment had occurred (see Note 2—Summary of Significant Accounting Policies).

The changes to the carrying amount of goodwill during 2008 are as follows:

	Balance at January 1, 2008	Goodwill Impairment (a)	Adjustments to Goodwill (b)	Balance at December 31, 2008
Domestic Car Rental	$569	$(569)	$-	$-
International Car Rental	329	(267)	(2)	60
Truck Rental	102	(87)	-	15

	$1,000	$(923)	$(2)	$75

(a)	See Note 2—Summary of Significant Accounting Policies.
(b)	These adjustments to goodwill are primarily due to fluctuations in foreign currency.

The changes to the carrying amount of trademarks during 2008 are as follows:

	Balance at January 1, 2008	Tradenames Impairment (a)	Adjustments to Trademarks (b)	Balance at December 31, 2008
Domestic Car Rental	$594	$(313)	$46	$327
International Car Rental	95	(8)	(13)	74
Truck Rental	1	-	-	1

	$690	$(321)	$33	$402

(a)	See Note 2—Summary of Significant Accounting Policies.
(b)

The total adjustments to trademarks of $33 million are primarily the result of business acquisitions that amounted to $46 million within Domestic Car Rental and $4 million within International Car Rental, respectively, offset by a $17 million decrease within International Car Rental due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2008	2007	2006
Franchise agreements	$2	$2	$2
Customer lists	1	1	1

Total	$3	$3	$3

Based on the Company’s amortizable intangible assets at December 31, 2008, the Company expects related amortization expense to approximate $3 million for each of the five succeeding fiscal years.

9.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	Year Ended December 31,
	2008	2007
Rental vehicles	$7,502	$7,947
Less: Accumulated depreciation	(1,219)	(1,022)

	6,283	6,925
Vehicles held for sale	881	549

Vehicles, net	$7,164	$7,474

The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2008	2007	2006
Depreciation expense	$1,639	$1,565	$1,362
Lease charges	51	46	54
(Gain) loss on sale of vehicles, net and cost of vehicle disposition	7	(40)	-

Vehicle depreciation and lease charges, net	$1,697	$1,571	$1,416

During 2008, 2007 and 2006, vehicle interest, net on the accompanying Consolidated Statements of Operations excludes $136 million, $141 million and $101 million, respectively, of interest expense related to the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations.

10.	Income Taxes

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2008	2007	2006
Current
Federal	$(4)	$1	$(47)
State	10	2	21
Foreign	16	9	—

Current income tax provision (benefit)	22	12	(26)

Deferred
Federal	(232)	(120)	(250)
State	(14)	46	21
Foreign	5	17	29

Deferred income tax benefit	(241)	(57)	(200)

Benefit from income taxes	$(219)	$(45)	$(226)

Pretax income (loss) for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2008	2007	2006
Domestic	$(1,404)	$(1,064)	$(756)
Foreign	61	72	79

Pretax loss	$(1,343)	$(992)	$(677)

Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2008	2007
Current deferred income tax assets:
Accrued liabilities and deferred income	$115	$103
Provision for doubtful accounts	6	6
Acquisition and integration-related liabilities	2	—
Valuation allowance (*)	(20)	(21)

Current deferred income tax assets	103	88

Current deferred income tax liabilities:
Prepaid expenses	28	46

Current deferred income tax liabilities	28	46

Current net deferred income tax asset	$75	$42

Non-current deferred income tax assets:
Net tax loss carryforwards	$287	$193
Accrued liabilities and deferred income	134	127
Tax credit carryforward	48	48
Acquisition and integration-related liabilities	24	26
Unrealized hedge loss	12	11
Depreciation and amortization	129	—
Other	6	—
Valuation allowance (*)	(137)	(116)

Non-current deferred income tax assets	503	289

Non-current deferred income tax liabilities:
Depreciation and amortization	—	49
Other	—	6

Non-current deferred income tax liabilities	—	55

Non-current net deferred income tax asset	$503	$234

(*)

The valuation allowance of $157 million at December 31, 2008, primarily relates to tax loss carryforwards, foreign tax credits and certain state deferred tax assets of $118 million, $32 million and $7 million, respectively. The valuation allowance will be reduced when and if the Company determines that the related deferred income tax assets are more likely than not to be realized.

Deferred income tax assets and liabilities related to the vehicle programs are comprised of the following:

	As of December 31,
	2008	2007
Deferred income tax assets:
Unrealized hedge loss	$85	$29

	85	29

Deferred income tax liabilities:
Depreciation	1,273	1,275

	1,273	1,275

Net deferred income tax liabilities under vehicle programs	$1,188	$1,246

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $357 million (net of valuation allowances), most of which expire in 2027 and 2028. Currently the Company does not record valuation allowances on the majority of its tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. No provision has been made for U.S. federal deferred income taxes on approximately $410 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2008, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate for continuing operations is as follows:

	As of December 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	(0.2)	(0.4)	2.1
Changes in valuation allowances	(1.1)	(0.4)	(4.3)
Taxes on foreign operations at rates different than statutory U.S. federal rates	0.4	0.1	(0.2)
Taxes on repatriated foreign income, net of tax credits	0.1	0.1	(0.1)
Resolution of prior years’ examination issues	(0.4)	0.2	3.5
Goodwill impairment	(17.4)	(29.8)	—
Nondeductible expenses	(0.2)	(0.4)	(0.8)
Other	0.1	0.1	(1.8)

	16.3%	4.5%	33.4%

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	December 31,
	2008	2007
Balance at January 1,	$612	$614
Additions based on tax positions related to the current year	—	—
Additions for tax positions for prior years	27	21
Reductions for tax positions for prior years	(36)	(23)
Settlements	(2)	—

Balance at December 31,	$601	$612

Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2008 and 2007, if recognized, would affect the Company’s effective tax rate. The Company’s unrecognized tax benefits were offset by tax credits in the amount of $104 million and tax loss carryforwards in the amount of $10 million and $15 million, as of December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, the unrecognized tax benefits in long-term income taxes payable were $480 million and $440 million, respectively, which were recorded as a component of Other non-current liabilities on the Consolidated Balance Sheets. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or expiration of statute of limitations within twelve months.

Including the impact of the adoption of FIN 48 on January 1, 2007, the Company’s accrual for the potential interest associated with uncertain tax positions was $26 million. During the twelve months ended December 31, 2008 and 2007, the Company recorded additional liabilities of $51 million and $23 million, respectively, for the accrual of interest, which had a minimal impact on the Company’s results of operations as the Company is substantially entitled to indemnification for such liabilities and recognized corresponding receivables from Realogy and Wyndham. The Company recognizes potential interest and corresponding indemnification from Realogy and Wyndham, related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the twelve months ended December 31, 2008 and 2007, were not significant and were recognized as a component of income taxes.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required to determine the Company’s worldwide provision for income taxes and to record the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48. Pursuant to the Tax Sharing Agreement entered into in connection with the Cendant Separation and the Separation Agreement, the Company is entitled to indemnification for non-Avis Budget Car Rental tax contingencies for taxable periods prior to and including the Cendant Separation.

The Company and the Internal Revenue Service (“IRS”) have settled the IRS examination for the Company’s taxable years 1998 through 2002. The Company was adequately reserved for this audit cycle and has reflected the results of that examination in the accompanying Consolidated Financial Statements. The IRS has commenced an audit of the Company’s taxable years 2003 through 2006, the year of the Cendant Separation. The Company has recorded a $480 million liability, net of federal tax benefit, in respect of such taxable years, reflecting the Company’s current best estimates of the probable outcome with certain tax positions. The Company believes that its accruals for tax liabilities, including the liabilities for which it is entitled to indemnification pursuant to the Tax Sharing Agreement and Separation Agreement, are adequate for all remaining open years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

The rules governing taxation are complex and subject to varying interpretations. Therefore, the Company’s tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes the estimates and assumptions supporting its tax accruals are reasonable, the potential result of an audit or litigation related to tax could include a range of outcomes, and could result in tax liabilities for the Company that are materially different than those reflected in the Consolidated Financial Statements. Notwithstanding this, as discussed above, the Company is entitled to indemnification for most pre-Separation matters from Realogy and Wyndham (and has received a letter of credit from Realogy to help ensure Realogy’s performance under its indemnification obligations) and therefore does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

11.	Other Current Assets

Other current assets consisted of:

	As of December 31,
	2008	2007
Receivables from Realogy (a)	$112	$169
Receivables from Wyndham (a)	70	122
Prepaid expenses	127	148
Other	71	131

	$380	$570

(a)

Represents amounts due for certain contingent and other corporate liabilities assumed by Realogy and Wyndham in connection with the Cendant Separation and transition services performed under a Transition Services Agreement which was entered into at the time of the Cendant Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At December 31, 2008 and 2007, there are corresponding liabilities recorded within accounts payable and other current liabilities.

12.	Property and Equipment, net

Property and equipment, net consisted of:

	As of December 31,
	2008	2007
Land	$48	$48
Buildings and leasehold improvements	368	365
Capitalized software	307	255
Furniture, fixtures and equipment	139	135
Buses and support vehicles	53	59
Projects in process	74	93

	989	955
Less: Accumulated depreciation and amortization	(504)	(455)

	$485	$500

Depreciation and amortization expense relating to property and equipment during 2008, 2007 and 2006 was $85 million, $81 million and $102 million, respectively (including $26 million, $21 million and $36 million, respectively, of amortization expense relating to capitalized computer software).

13.	Equity Investment

At December 31, 2008, the Company’s equity-method investee and the Company’s approximate ownership interest, based on outstanding shares, are as follows:

Company	Percentage Ownership
Carey Holdings, Inc.	47.9%

The Company acquired its investment in Carey Holdings, Inc. (“Carey”) on October 23, 2007 for approximately $60 million in cash. Carey’s subsidiary, Carey International, Inc., is a worldwide provider of chauffeured ground transportation services, operating in approximately 550 cities and 60 countries through a network of franchisees and alliance partners. The Company’s investment in Carey is recorded within other non-current assets on the Consolidated Balance Sheet and the Company’s share of Carey’s operating results is reported within operating expenses on the Consolidated Statements of Operations. During 2008, the Company recorded an $18 million charge ($11 million, net of tax) for an impairment to its investment in Carey to reflect the decline of the investment’s fair value below its carrying value. The impairment relates to the Company’s common equity investment in Carey and its option to acquire an additional ownership stake in Carey, which was not exercised. At December 31, 2008, the Company’s investment totaled $43 million, including $2 million of deferred acquisition costs. The Company’s share of Carey’s operating results were insignificant in 2008 and were a net loss of $2 million from October 23, 2007 to December 31, 2007.

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of December 31,
	2008	2007
Accounts payable	$162	$210
Accrued payroll and related	134	171
Accrued legal settlements	106	121
Public liability and property damage insurance liabilities – current	106	109
Disposition related liabilities	73	125
Other	320	358

	$901	$1,094

15.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	As of December 31,
	2008	2007
Long-term income taxes payable	$480	$440
Public liability and property damage insurance liability	219	252
Accrued interest – tax contingencies	111	52
Pension liability	69	22
Acquisition related liabilities	59	65
Tax reserve	38	29
Other	145	138

	$1,121	$998

16.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Date	As of December 31, 2008	As of December 31, 2007
Floating rate term loan (a)	April 2012	$787	$796
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	375	375
7 3/4% notes	May 2016	375	375

		1,787	1,796
Other		2	1

Total long-term debt		1,789	1,797
Less: Current portion		10	10

Long-term debt		$1,779	$1,787

(a)	The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

AVIS BUDGET CAR RENTAL CORPORATE DEBT

Floating Rate Term Loan

The Company’s floating rate term loan was entered into in April 2006. This floating rate term loan was amended in December 2008 to change the financial covenants, interest rate spreads and restrictions on certain activities contained therein. This facility has a six year term and bears interest at three month LIBOR plus 375 basis points, for a rate of 5.2% at December 31, 2008. Quarterly installment payments, of approximately $2 million, are required for the first five and three quarter years with the remaining amount repayable in full at the end of the term. During 2008 and 2007, the Company repaid $9 million and $42 million, respectively, of outstanding principal under the Floating Rate Term Loan.

Floating Rate Senior Notes

The Company’s Floating Rate Senior Notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $250 million. The interest rate on these notes is equal to three month LIBOR plus 250 basis points, for a rate of 3.9% at December 31, 2008. The Company has the right to redeem these notes in whole or in part at any time after May 15, 2008, at the applicable scheduled redemption price, plus in each case, accrued and unpaid interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future senior indebtedness.

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

CORPORATE GUARANTEE

On February 9, 2007, the Company agreed to guarantee (the “Guarantee”) the payment of principal, premium, if any, and interest on the $1.0 billion aggregate principal amount of senior notes issued by Avis Budget Car Rental in April 2006 (the “Notes”). The Notes consist of Avis Budget Car Rental’s 7 5/8% Senior Notes, 7 3/4% Senior Notes and Floating Rate Senior Notes in each case described above. The Company executed a Supplemental Indenture, dated February 9, 2007, to provide the Guarantee in accordance with the terms and limitations of the Notes and the indenture governing the Notes. In consideration for providing the Guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. The $14 million consideration has been deferred and is being amortized over the life of the debt. As of December 31, 2008, the deferred consideration remaining to be amortized amounted to $11 million.

DEBT MATURITIES

The following table provides contractual maturities of the Company’s corporate debt at December 31, 2008:

Year	Amount
2009	$10
2010	9
2011	9
2012	761
2013	-
Thereafter	1,000

$1,789

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At December 31, 2008, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility (a)	$1,150	$-	$816	$334
Letter of credit facility (b)	228	-	224	4

(a)

This secured revolving credit facility which was entered into by Avis Budget Car Rental in April 2006 and amended in December 2008, has a five year term and currently bears interest at one month LIBOR plus 400 basis points. The senior credit facilities, which encompass the floating rate term loan and the revolving credit facility, are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	Final maturity date is July 2010.

DEBT COVENANTS

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The senior credit facilities also contain a minimum EBITDA requirement (as defined in the senior credit facilities). As of December 31, 2008, the Company is not aware of any instances of non-compliance with any of its financial covenants. The indenture governing the Company’s senior unsecured notes prohibits it from incurring additional debt, subject to certain exceptions. The Company is currently unable to rely on the exception which requires compliance with an interest coverage ratio.

17.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of December 31, 2008	As of December 31, 2007
Debt due to Avis Budget Rental Car Funding (a)	$5,142	$4,646
Budget Truck financing:
Budget Truck Funding program (b)	316	246
Capital leases	126	204
Other (c)	450	500

	$6,034	$5,596

(a)

The increase principally reflects $468 million of incremental borrowings under the Company’s various debt arrangements to support the acquisition of rental vehicles within the Company’s Domestic Car Rental operations during the year ended December 31, 2008.

(b)	The increase primarily reflects incremental borrowings under the Company’s conduit facility to support the acquisition of rental vehicles within the Company’s Budget Truck rental fleet.
(c)	The decrease primarily reflects the effect of foreign currency exchange movements.

Avis Budget Rental Car Funding (AESOP) LLC. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues private placement notes to investors as well as to bank conduit facilities. Avis Budget Rental Car Funding then uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”) on a continuing basis. By issuing debt through the AESOP program, Avis Budget has been paying a lower rate of interest than if the Company had issued debt directly to third parties. AESOP Leasing is required to use these proceeds to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. Avis Budget Rental Car Funding is not consolidated, as its interests, including its equity interest, are not considered variable interests and the Company is not the primary beneficiary of Avis Budget Rental Car Funding. As a result, AESOP Leasing’s obligation to Avis Budget Rental Car Funding is reflected as related party debt on the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007. The Company also recorded an asset within assets under vehicle programs on its Consolidated Balance Sheets at December 31, 2008 and 2007, which represented the equity issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the primary beneficiary of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheet. The Company determined it is the primary beneficiary of AESOP Leasing, as it absorbs a majority of its expected losses and residual returns. This determination was made by developing multiple scenarios with different sets of assumptions and determining the probability weighted cash flows that result. AESOP Leasing’s vehicles and related assets, which approximate $6.6 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing and their carrying values are presented on our consolidated balance sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within Assets under vehicle programs (excluding the Investment in Avis Budget Rental Car Funding (AESOP) LLC– related party) are restricted. They may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs; and to purchase new vehicles, although if certain collateral coverage requirements are met excess cash may be dividended to the Company. The creditors of AESOP Leasing have no recourse to the general credit of the Company. In April 2006, the Company made a capital contribution into Avis Budget Rental Car Funding of $1.6 billion to retire vehicle debt and provide funding for future vehicle purchases, which was not contractually required. The Company also finances vehicles through other variable interest entities and partnerships, which are consolidated and whose assets and liabilities are included within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The requirements of these entities include maintaining sufficient collateral levels and other covenants.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiaries and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected within the Company’s Consolidated Financial Statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent floating rate notes with a weighted average interest rate of 2% and 5% as of December 31, 2008 and 2007, respectively.

Truck financing. The Budget Truck Funding program consists of debt facilities established by the Company to finance the acquisition of the Budget Truck rental fleet. The borrowings under the Budget Truck Funding program are collateralized by $334 million of corresponding assets and are floating rate notes with a weighted average interest rate of 4% and 5% as of December 31, 2008 and 2007, respectively. The Company has also obtained a portion of its truck rental fleet under capital lease arrangements for which there are corresponding gross assets of $354 million and $361 million with accumulated amortization of $211 million and $154 million classified within vehicles, net on the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively. Interest paid as part of capital lease obligations was $8 million and $10 million during 2008 and 2007, respectively.

Other. Borrowings under the Company’s other vehicle rental programs primarily represent amounts issued under financing facilities that provide for borrowings to support the acquisition of vehicles used in the Company’s international vehicle rental operations and loans to support the acquisition of certain vehicles for

Domestic Car Rental operations. The debt issued is collateralized by $869 million of vehicles and related assets and primarily represents floating rate bank loans and a commercial paper conduit facility for which the weighted average interest rate as of December 31, 2008 and 2007 was 5% and 6%, respectively.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2008:

	Vehicle- Backed Debt	Capital Leases	Total
2009	$2,169	$94	$2,263
2010	1,357	32	1,389
2011	974	-	974
2012	1,108	-	1,108
2013	-	-	-
Thereafter	300	-	300

	$5,908	$126	$6,034

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of December 31, 2008, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding	$5,967	$5,142	$825
Budget Truck financing:
Budget Truck Funding program	316	316	-
Capital leases	126	126	-
Other	761	450	311

	$7,170	$6,034	$1,136

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

DEBT COVENANTS

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of December 31, 2008 the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

18.	Commitments and Contingencies

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Many of the Company’s operating leases for facilities contain renewal options. These renewal options vary, but the majority include clauses for the renewal rental at various length terms and prevailing market rate rents, subject to a market review. Future minimum lease payments required under noncancelable operating leases as of December 31, 2008 are as follows:

Year	Amount
2009	$401
2010	294
2011	234
2012	196
2013	143
Thereafter	642

$1,910

The future minimum lease payments in the above table have been reduced by minimum future sublease rental inflows of $18 million and include minimum concession fees charged by airport authorities which, in many locations, are recoverable from vehicle rental customers.

The Company maintains concession agreements with various airport authorities that allow the Company to conduct its car rental operations onsite. In general, concession fees for airport locations are based on a percentage of total commissionable revenue (as determined by each airport authority), subject to minimum annual guaranteed amounts. These concession fees are included in the Company’s total rent expense and were as follows:

	Year Ended December 31,
	2008	2007	2006
Rent and minimum concession fees	$477	$465	$424
Contingent concession expense	126	130	142

	603	595	566
Less: sublease rental income	(5)	(8)	(5)

Total	$598	$587	$561

Commitments under capital leases, other than those within the Company’s vehicle rental program, for which the future minimum lease payments have been reflected in Note 17—Debt Under Vehicle Programs and Borrowing Arrangements, are not significant.

Contingencies

The IRS has commenced an audit of the Company’s taxable years 2003 through 2006, the year of the Cendant Separation (see Note 10—Income Taxes).

The Company is involved in litigation alleging breach of contract and fraud arising out of the acquisition of a business in 1998 which occurred just prior to Cendant’s announcement of the discovery of accounting irregularities at its former CUC business units. The Company has accrued liabilities of approximately $103 million regarding such claims. The Company does not believe that it is feasible to predict or determine the final outcome or resolution of such unresolved proceedings. Pursuant to the Separation Agreement (described below), Realogy and Wyndham have assumed all liabilities related to this litigation, as described below, and therefore a corresponding receivable has been established for such amount. Changes in liabilities related to such legal matters for which the Company is entitled to indemnification, and corresponding changes in the Company’s indemnification assets, are shown net within the Separation costs, net line on the Consolidated Statements of Operations.

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

The Company does not believe that the impact of any unresolved proceedings constituting Assumed Liabilities related to the litigation described above or other pre-Separation activities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities as well as other liabilities related to the Company’s litigation that are not related to its vehicle rental operations. Such litigation assumed by Realogy and Wyndham includes litigation which was retained by the Company in connection with the sale of its former Marketing Services division.

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

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including contract disputes, business practices issues, insurance claims, intellectual property claims, environmental issues and other commercial, employment and tax matters, and breach of contract claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse impact on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could adversely impact the Company’s results of operations or cash flows in a particular reporting period.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $4.6 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The Company’s featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively, although the Company purchases vehicles produced by numerous other manufacturers. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2008 (aggregating approximately $40 million) was individually significant. These purchase obligations extend through 2009.

Concentrations

Concentrations of credit risk at December 31, 2008 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Corporation, Ford Motor Company, Chrysler LLC, Hyundai Motor America and Kia Motors America, Inc., primarily with respect to receivables for program cars that have been returned to the car manufacturers and (ii) risks related to receivables from Realogy and Wyndham of $560 million and $343 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Cendant Separation.

Asset Retirement Obligations

The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gas storage tanks at its rental facilities. Liabilities accrued for asset retirement obligations were $21 million and $20 million at December 31, 2008 and 2007, respectively.

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

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed of during third quarter 2006. These guarantees relate to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate operating leases is estimated to be approximately $300 million. At December 31, 2008, the liability recorded by the Company in connection with these guarantees was approximately $5 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of PHH, which, as previously discussed, was spun-off during first quarter 2005. These guarantees relate primarily to various real estate leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate leases is estimated to be approximately $14 million. At December 31, 2008, the liability recorded by the Company in connection with these guarantees was approximately $1 million. To the extent that the Company would be required to perform under any of these guarantees, PHH has agreed to indemnify the Company.

In connection with the Company’s disposition of its Marketing Services division (“MSD”), the Company agreed to provide certain indemnifications related to, among other things, litigation matters related to various suits brought against MSD by individual consumers and state regulatory authorities seeking monetary and/or injunctive relief regarding the marketing of certain membership programs and inquiries from state regulatory authorities related to such programs. Such indemnification entitles the purchaser to reimbursement for a portion of the actual losses suffered by it in regards to such matters. In addition, pursuant to a number of post-closing commercial arrangements entered into between certain of the Company’s subsidiaries and MSD, the Company also agreed to provide a minimum number of call transfers to certain MSD subsidiaries, as well as retaining pre-existing guarantee obligations for certain real estate operating lease obligations on behalf of certain MSD subsidiaries. The Company established a liability for the estimated fair value of these guarantees in the amount of approximately $100 million on the sale date, which reduced the gain on the transaction recorded within discontinued operations. The residual liability as of December 31, 2008 was approximately $39 million. The maximum potential amount of future payments to be made under these guarantees is approximately $263 million, excluding one litigation matter for which there is no limitation to the maximum potential amount of future payments.

Realogy and Wyndham have agreed to assume responsibility for the Company’s potential liabilities relating to PHH and the former Marketing Services division (other than the call transfer obligation). The Company monitors the credit ratings and other relevant information for Realogy and Wyndham in order to assess the status of the payment/performance risk of these guarantees. The Company also has a letter of credit which covers Realogy’s portion of these and certain other obligations.

19.	Stockholders’ Equity

Cash Dividend Payments

During 2008 and 2007, the Company did not pay cash dividends. In 2006 the Company paid cash dividends of $113 million ($1.10 per share in first quarter). Such per share dividend amount has been adjusted for the 1-for-10 reverse stock split of the Company’s common stock, which became effective September 5, 2006.

Share Repurchases

During 2008, the Company used approximately $33 million of available cash to repurchase approximately 2.9 million shares of Avis Budget Group common stock under its common stock repurchase program.

In 2007, the Company did not repurchase any shares of its common stock. In 2006, the Company used $221 million of available cash and $22 million of proceeds primarily received in connection with option exercises to repurchase $243 million of common stock.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2006	$77	$43	$(80)	$40
Effect of dispositions	(223)	-	46	(177)
Current period change	213	(13)	5	205

Balance, December 31, 2006	67	30	(29)	68
Current period change	50	(93)	7	(36)

Balance, December 31, 2007	117	(63)	(22)	32
Current period change	(110)	(86)	(30)	(226)

Balance, December 31, 2008	$7	$(149)	$(52)	$(194)

All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

During 2008, the Company recorded unrealized losses on cash flow hedges of $142 million ($86 million, net of tax), in accumulated other comprehensive income which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt (see Note 22—Financial Instruments). Such amount in 2008 includes $141 million of unrealized losses, excluding tax, on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding decrease in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Balance Sheet.

20.	Stock-Based Compensation

The Company expects to grant stock options, and may grant stock appreciation rights (“SARs”), restricted shares and restricted stock units (“RSUs”) to its employees, including directors and officers of the Company and its affiliates. Beginning in 2003, the Company changed the method by which it provides stock-based compensation to its employees by significantly reducing the number of stock options granted and instead issuing RSUs as a form of compensation. Additionally, in 2006, the Company issued stock-settled stock appreciation rights to certain executives. As of December 31, 2008, the Company’s active stock-based compensation plan consists of the 2007 Equity and Incentive Plan, under which the Company is authorized to grant up to 8 million shares of its common stock and approximately 7 million shares were available for future grants. The Company may settle employee stock option exercises with either treasury shares or shares purchased on the open market. The Company typically issues shares related to vested RSUs from treasury shares. The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for 2008 and 2007 exercises of stock-based awards did not generate a cash benefit. Approximately $30 million of tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

Stock Options

Following the spin-offs of Realogy and Wyndham, all previously outstanding and unvested stock options vested and converted into stock options of Avis Budget, Realogy and Wyndham. Although no stock options were granted during 2008, 2007 and 2006, the Company granted stock options in January 2009 that vest based on performance, market and/or time vesting criteria.

The annual activity of the Company’s common stock option plans consisted of (in thousands of shares):

	2008		2007		2006
	Number of Options	Weighted Average Exercise Price (c)	Number of Options	Weighted Average Exercise Price (c)	Number of Options	Weighted Average Exercise Price (c)
Balance at beginning of year	5,963	$26.16	11,037	$27.22	12,890	$27.12
Granted at fair market value	-	-	-	-	-	-
Exercised (a)	(5)	10.68	(2,495)	19.92	(576)	15.69
Forfeited	(955)	32.89	(2,579)	36.74	(1,277)	31.36

Balance at end of year (b)	5,003	24.90	5,963	26.16	11,037	27.22

(a)	The intrinsic value of stock options exercised during 2008 was insignificant. Stock options exercised during 2007 and 2006 had intrinsic value of $20 million and $23 million, respectively.
(b)	As of December 31, 2008, there were no “in-the-money” stock options and aggregate unrecognized compensation expense related to outstanding stock options was zero as of December 31, 2008.
(c)

As a result of the spin-offs of Realogy and Wyndham on July 31, 2006, the exercise price of each option was adjusted downward by a proportionate value. Such amounts were then revised to reflect the 1-for-10 reverse stock split, which became effective on September 5, 2006.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2008 (in thousands of shares):

	Outstanding and Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Less than $15.00	795	1.8	$13.53
$15.01 to $20.00	373	2.4	18.57
$20.01 to $25.00	214	1.4	22.13
$25.01 to $30.00	2,498	1.5	26.61
$30.01 and above	1,123	1.0	31.77

	5,003	1.5	24.90

Restricted Stock Units

RSUs currently granted by the Company entitle the employee to receive one share of Avis Budget common stock upon vesting, which occurs ratably over a four-year period for the majority of currently outstanding RSUs. The Company also employs performance and time vesting criteria for RSU grants made to certain of the Company’s executives. The predetermined performance criteria determine the number of RSUs that will ultimately vest and are based on growth in earnings before taxes and certain other metrics over varying periods of three to four years. The number of performance-based RSUs that will ultimately vest may range from 0% to 100% of the target award. The annual activity related to the Company’s RSUs consisted of (in thousands of shares):

	2008		2007		2006
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price
Balance at beginning of year	2,330	$25.03	1,774	$24.33	2,299	$	(*	)
Granted at fair market value (a)	1,156	12.84	1,143	25.83	1,799		(*	)
Vested (b)	(577)	24.68	(382)	24.31	(1,129)		(*	)
Canceled (b)	(236)	21.05	(205)	24.79	(1,195)		(*	)

Balance at end of year (c)	2,673	20.18	2,330	25.03	1,774		24.33

(*)	Weighted average grant date prices for RSU activity prior to the Cendant Separation are not meaningful due to the impact of the Cendant Separation on the weighted average grant price of RSUs.
(a)	Reflects the maximum number of RSUs assuming achievement of all performance and time vesting criteria.
(b)

As a result of the Cendant Separation, approximately 1.2 million RSUs were canceled during third quarter 2006. Also, as a result of the Cendant Separation, approximately 1.1 million RSUs vested and converted into shares of Avis Budget common stock, Realogy common stock and Wyndham common stock.

(c)

As of December 31, 2008, the Company’s outstanding RSUs had aggregate intrinsic value of $2 million. Aggregate unrecognized compensation expense related to RSUs amounted to $42 million as of December 31, 2008. The balance of RSUs at December 31, 2008 consists of 1,696,000 related to time-based awards and 977,000 related to performance-based awards.

Stock Appreciation Rights

SARs are settled in Company stock, have a seven-year term, and vest ratably over a four-year period or after three years with no graded vesting prior thereto. The Company’s policy is to grant SARs with exercise prices at then-current fair market value. At December 31, 2008, the Company had approximately 0.5 million SARs outstanding with a weighted average exercise price of $24.40, a weighted average contractual life of 4.6 years and unrecognized compensation expense of $1 million.

The weighted average grant-date fair value of SARs granted during 2006 was $9.05. The fair value of these SARs is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield—0%; expected volatility—32.9%; risk-free interest rate—4.9%; and expected holding period—4.9 years.

Employee Stock Purchase Plan

The Company is authorized to sell shares of its Avis Budget common stock to eligible employees under its non-compensatory employee stock purchase plan (“ESPP”). Under the terms of the ESPP, employees may authorize the company to withhold up to 10% of their compensation from each paycheck for the purchase of Avis Budget common stock. For amounts withheld in 2008, the purchase price of the stock was calculated as 95% of the fair market value of Avis Budget common stock as of last business day each month. During 2008, the Company sold approximately 155,000 shares under the ESPP. As of December 31, 2008, approximately 200,000 shares were available for issuance under the ESPP.

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

The Company recorded pretax stock-based compensation expense of $15 million, $17 million and $93 million ($9 million, $10 million and $57 million, after tax) during 2008, 2007 and 2006, respectively, related to employee stock awards that were granted or modified by the Company. The expense recorded in 2006 includes a pretax charge of $79 million primarily related to the accelerated vesting of previously outstanding RSUs and equitable adjustments related to previously outstanding stock options, as a result of the Cendant Separation. Such pretax stock-based compensation expense is recorded within selling, general and administrative expenses on the accompanying Consolidated Statements of Operations except amounts incurred in connection with the 2006 accelerated vesting of RSUs and stock options related to the Cendant Separation (which are recorded within the Separation costs, net line item).

The Company also recorded pretax stock-based compensation expense of $134 million ($83 million after tax) during 2006 within discontinued operations. The expense recorded in 2006 includes a pretax charge of $104 million, primarily related to the accelerated vesting of previously outstanding RSUs and equitable adjustments related to previously outstanding stock options as a result of the Cendant Separation.

21.	Employee Benefit Plans

Defined Contribution Savings Plans

The Company sponsors several defined contribution savings plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $15 million, $14 million and $23 million during 2008, 2007 and 2006, respectively.

During 2008, the Company made changes to various defined contribution savings plans. Included among these changes, effective January 1, 2009, were modifications to the Company’s matching contribution and of certain vesting criteria and the merger of certain plans.

Defined Benefit Pension Plans

The Company sponsors domestic non-contributory defined benefit pension plans covering certain eligible employees and contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees’ option. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation. However, the majority of such plans are frozen and are no longer accruing benefits.

The Company adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires the recognition of the funded status of the defined benefit pension plan on the Consolidated Balance Sheets and the recognition as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Upon adoption of SFAS No. 158, the Company recorded a pretax charge of $6 million ($4 million, after tax) within stockholders’ equity and a $6 million reduction in pension assets.

The components of net periodic benefit cost and the assumptions related to the cost consisted of the following:

	For the Year Ended December 31,
	2008	2007	2006
Service cost	$2	$2	$2
Interest cost	12	11	13
Expected return on plan assets	(14)	(12)	(14)
Amortization of unrecognized amounts	3	3	5

Net periodic benefit cost	$3	$4	$6

The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans as of December 31, 2008 and 2007 was as follows:

Change in Benefit Obligation	2008	2007
Benefit obligation at end of prior year	$189	$193
Service cost	2	2
Interest cost	12	11
Plan amendments	1	1
Actuarial (gain)/loss	5	(10)
Net benefits paid	(9)	(8)

Benefit obligation at end of current year	$200	$189

Change in Plan Assets
Fair value of assets at end of prior year	$167	$156
Actual return on plan assets	(33)	12
Employer contributions	6	7
Net benefits paid	(9)	(8)

Fair value of assets at end of current year	$131	$167

Funded status at end of year	$(69)	$(22)

Net amounts recognized in the consolidated balance sheets:
Other non-current liabilities	$(69)	$(22)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 is as follows:

2009
Net actuarial loss	$8
Prior service cost	1

$9

The following assumptions, calculated on a weighted-average basis, were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
	2008	2007	2006
Discount rate:
Net periodic benefit cost	6.25%	5.75%	5.50%
Benefit obligation	6.25%	6.25%	5.75%
Long-term rate of return on plan assets	8.25%	8.25%	8.25%

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

As of December 31, 2008, substantially all of the Company’s defined benefit pension plans had a projected benefit obligation in excess of the fair value of plan assets. The Company expects to contribute approximately $8 million to these plans in 2009.

The Company’s pension plan assets were $131 million and $167 million as of December 31, 2008 and 2007, respectively. Plan assets are managed by independent investment advisors with the objective of maximizing returns with a prudent level of risk. Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers and our weighted average asset allocation for the Company’s pension plan as of December 31, 2008 was as follows:

Asset Category	2008
Equity	48%
Debt	50%
Real estate	2%

The Company estimates that future benefit payments from plan assets will be $10 million, $10 million, $10 million, $11 million, $12 million and $69 million for 2009, 2010, 2011, 2012, 2013 and 2014 to 2018, respectively.

22.	Financial Instruments

Risk Management

Following is a description of the Company’s risk management policies.

Foreign Currency Risk.  The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar, Australian dollar and New Zealand dollar. The majority of forward contracts do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2008, 2007 and 2006 was not material, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.

Interest Rate Risk.  The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. During 2008, the Company recorded a net unrealized loss on all cash flow hedges of $86 million, net of tax, to other comprehensive income. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness for 2008, 2007 and 2006 was not material to the Company’s results of operations. The Company estimates that approximately $130 million of losses deferred in accumulated other comprehensive income will be recognized in earnings in 2009, which is expected to be offset in earnings by the impact of the underlying hedged items.

During 2008, the Company used interest rate swaps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company recorded net unrealized losses of $1 million, net of tax, to other comprehensive income. In 2007, the Company used interest rate swaps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company recorded net unrealized losses of $13 million, net of tax, to other comprehensive income. In 2006, the Company’s hedging strategies related to its corporate debt included swaps and financial instruments with purchased option features designated as either fair value hedges or freestanding derivatives. The fair value hedges were effective resulting in no impact on the Company’s consolidated results of operations during 2006, except to create the accrual of interest expense at variable rates. The freestanding derivatives resulted in a nominal impact in 2006. In 2006, the Company repaid all outstanding debt associated with terminated hedges and recognized the unamortized gains as a component of the early extinguishment of debt line item on the accompanying Consolidated Statements of Operations.

The Company uses derivatives to manage the risk associated with its floating rate vehicle-backed debt. These derivatives include freestanding derivatives and derivatives designated as cash flow hedges, which have maturities ranging from April 2009 to August 2012. In connection with such cash flow hedges, the Company recorded net unrealized losses of $85 million, $80 million and $5 million, net of tax, during 2008, 2007 and 2006, respectively, to other comprehensive income. The Company recorded a gain (loss) of $(17) million, $(8) million and $5 million, respectively, related to freestanding derivatives during 2008, 2007 and 2006, respectively.

Commodity Risk. The Company is also exposed to changes in commodity prices, primarily unleaded gasoline. In the third and fourth quarters of 2008, first quarter 2007 and fourth quarter 2006, the Company purchased derivative commodity instruments to manage the risk of changes in unleaded gasoline prices. These instruments were designated as freestanding derivatives. These derivatives resulted in a $22 million loss and a $10 million gain on the Company’s consolidated results of operations in 2008 and 2007, respectively. In 2006, these derivatives had a nominal impact on the Company’s consolidated results of operations.

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

There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2008 or 2007 other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with General Motors Corporation, Ford Motor Company, Chrysler LLC, Hyundai Motor America and Kia Motors America, Inc. with respect to program cars that were returned to the car manufacturers but for which the Company has not yet received payment (see Note 2—Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Cendant Separation and (iii) risks related to leases which have been assumed by Realogy, Wyndham or Travelport but of which the Company is a guarantor.

Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. Bad debts have been minimal historically. The Company does not normally require collateral or other security to support credit sales.

Fair Value

The fair value of the Company’s financial instruments are generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In some cases where quoted market prices are not available, prices are derived by considering the yield of the benchmark security that was issued to initially price the instruments and adjusting this rate by the credit spread in basis points that market participants would demand for the instruments as of the measurement date. In situations where long-term borrowings are part of a conduit facility backed by short term floating rate debt, the Company has determined that its carrying value approximates the fair value of this debt. The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts receivable, program cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	10	10	10	10
Long-term debt	1,779	545	1,787	1,680
Interest rate swaps and commodity instruments (*)	(51)	(51)	(28)	(28)
Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	5,142	4,184	4,646	4,274
Vehicle-backed debt	888	879	936	931
Interest rate swaps (*)	(4)	(4)	(14)	(14)

(*)	Derivatives in (liability) position

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

The principal techniques used to value these instruments are discounted cash flows and Black-Scholes option valuation models. These models take into account a variety of factors including, where applicable, maturity, commodity prices, interest rate yield curves of the Company and counterparties, credit curves, counterparty creditworthiness and currency exchange rates. These factors are applied on a consistent basis and are based upon observable inputs where available.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

Items for Which Measurement Is Based on Significant Other Observable Inputs (Level 2):

As of December 31, 2008
Assets:
Interest rate swaps and other derivatives	$1
Interest rate swaps and other derivatives under vehicle programs	-

Total	$1

Liabilities:
Interest rate swaps and other derivatives	$52
Interest rate swaps and other derivatives under vehicle programs	4

Total	$56

23.	Segment Information

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

Year Ended December 31, 2008

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,695	$904	$382	$3	$5,984
Vehicle depreciation and lease charges, net	1,403	211	83	-	1,697
Vehicle interest, net	262	30	29	-	321
EBITDA	12	141	(4)	(13)	136
Non-vehicle depreciation and amortization	77	8	3	-	88
Segment assets exclusive of assets under vehicle programs	1,928	485	106	973	3,492
Assets under vehicle programs	6,538	780	508	-	7,826
Capital expenditures (excluding vehicles)	72	10	1	-	83

During 2008, a $1,262 million charge was recorded for the impairment of goodwill, intangible assets and investments (see Note 2—Summary of Significant Accounting Policies).

Year Ended December 31, 2007

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,679	$873	$416	$18	$5,986
Vehicle depreciation and lease charges, net	1,270	205	96	-	1,571
Vehicle interest, net	259	28	28	-	315
EBITDA	265	131	17	1	414
Non-vehicle depreciation and amortization	74	7	2	1	84
Segment assets exclusive of assets under vehicle programs	2,528	717	192	1,056	4,493
Assets under vehicle programs	6,421	1,043	517	-	7,981
Capital expenditures (excluding vehicles)	79	12	3	-	94

In 2007, a $1,195 million charge was recorded for the impairment of goodwill (see Note 2—Summary of Significant Accounting Policies).

Year Ended December 31, 2006

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (a)	Total
Net revenues (b)	$4,395	$761	$472	$61	$5,689
Vehicle depreciation and lease charges, net	1,145	178	93	-	1,416
Vehicle interest, net	272	22	26	-	320
EBITDA	214	111	45	(393)	(23)
Non-vehicle depreciation and amortization	78	6	2	19	105
Segment assets exclusive of assets under vehicle programs	3,096	919	314	1,242	5,571
Assets under vehicle programs	6,400	798	502	-	7,700
Capital expenditures (excluding vehicles)	63	18	2	12	95

(a)	Includes the results of operations of the Company’s non-strategic businesses, investments, unallocated corporate overhead and the elimination of transactions between segments.
(b)	Inter-segment net revenues were not significant to the net revenues of any one segment.

Provided below is a reconciliation of EBITDA to loss before income taxes.

	Year Ended December 31,
	2008	2007	2006
EBITDA	$136	$414	$(23)
Less: Non-vehicle related depreciation and amortization	88	84	105
Interest expense related to corporate debt, net	129	127	236
Impairment	1,262	1,195	-
Early extinguishment of debt	-	-	313

Loss before income taxes	$(1,343)	$(992)	$(677)

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2008
Net revenues	$5,080	$904	$5,984
Segment assets exclusive of assets under vehicle programs	3,007	485	3,492
Assets under vehicle programs	7,046	780	7,826
Property and equipment, net	445	40	485

2007
Net revenues	$5,113	$873	$5,986
Segment assets exclusive of assets under vehicle programs	3,776	717	4,493
Assets under vehicle programs	6,938	1,043	7,981
Property and equipment, net	450	50	500

2006
Net revenues	$4,928	$761	$5,689
Segment assets exclusive of assets under vehicle programs	4,652	919	5,571
Assets under vehicle programs	6,902	798	7,700
Property and equipment, net	442	44	486

24.	Guarantor and Non-Guarantor Consolidating Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2008, 2007 and 2006, Consolidating Condensed Balance Sheets as of December 31, 2008 and December 31, 2007 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s Guarantee of the Notes issued by Avis Budget Car Rental. See Note 16—Long-term Debt and Borrowing Arrangements for additional description of these Notes. The Notes have separate investors than the equity investors of the Company and the Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Operations

For the Year Ended December 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$3,941	$623	$-	$4,564
Other	3	-	1,044	2,038	(1,665)	1,420

Net revenues	3	-	4,985	2,661	(1,665)	5,984

Expenses
Operating	3	10	2,631	503	-	3,147
Vehicle depreciation and lease charges, net	-	-	1,486	1,276	(1,065)	1,697
Selling, general and administrative	15	-	563	77	-	655
Vehicle interest, net	-	-	295	207	(181)	321
Non-vehicle related depreciation and amortization	-	-	80	8	-	88
Interest expense related to corporate debt, net:
Interest expense	(1)	133	-	(3)	-	129
Intercompany interest expense (income)	-	(133)	133	-	-	-
Separation costs	(2)	2	-	-	-	-
Restructuring charges	-	-	25	3	-	28
Impairment	18	12	1,214	18	-	1,262

Total expenses	33	24	6,427	2,089	(1,246)	7,327

Income (loss) before income taxes and equity in earnings of subsidiaries	(30)	(24)	(1,442)	572	(419)	(1,343)
Provision (benefit) for income taxes	(14)	3	(273)	65	-	(219)
Equity in earnings (loss) of subsidiaries	(1,108)	(1,081)	88	-	2,101	-

Net income (loss)	$(1,124)	$(1,108)	$(1,081)	$507	$1,682	$(1,124)

For the Year Ended December 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$4,047	$620	$-	$4,667
Other	7	-	967	2,178	(1,833)	1,319

Net revenues	7	-	5,014	2,798	(1,833)	5,986

Expenses
Operating	1	-	2,555	477	-	3,033
Vehicle depreciation and lease charges, net	-	-	1,353	1,535	(1,317)	1,571
Selling, general and administrative	14	-	560	84	-	658
Vehicle interest, net	-	-	293	322	(300)	315
Non-vehicle related depreciation and amortization	1	-	76	7	-	84
Interest expense related to corporate debt, net:
Interest expense	(3)	132	-	(2)	-	127
Intercompany interest expense (income)	-	(132)	132	-	-	-
Separation costs	(10)	5	-	-	-	(5)
Impairment	-	4	1,180	11	-	1,195

Total expenses	3	9	6,149	2,434	(1,617)	6,978

Income (loss) before income taxes and equity in earnings of subsidiaries	4	(9)	(1,135)	364	(216)	(992)
Provision (benefit) for income taxes	(3)	(91)	(6)	55	-	(45)
Equity in earnings (loss) of subsidiaries	(954)	(1,035)	94	-	1,895	-

Income (loss) from continuing operations	(947)	(953)	(1,035)	309	1,679	(947)
Income (loss) from Discontinued operations, net of tax	31	-	-	-	-	31

Net income (loss)	$(916)	$(953)	$(1,035)	$309	$1,679	$(916)

For the Year Ended December 31, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$3,972	$547	$-	$4,519
Other	39	-	805	2,057	(1,731)	1,170

Net revenues	39	-	4,777	2,604	(1,731)	5,689

Expenses
Operating	2	-	2,469	416	-	2,887
Vehicle depreciation and lease charges, net	-	-	1,248	1,519	(1,351)	1,416
Selling, general and administrative	191	-	554	88	(15)	818
Vehicle interest, net	-	-	305	311	(296)	320
Non-vehicle related depreciation and amortization	9	-	81	15	-	105
Interest expense related to corporate debt, net:
Interest expense	176	101	(27)	(1)	(13)	236
Intercompany interest expense (income)	-	(101)	101	-	-	-
Early extinguishment of debt	313	-	-	-	-	313
Separation costs, net	238	19	4	-	-	261
Restructuring charges	-	-	10	-	-	10

Total expenses	929	19	4,745	2,348	(1,675)	6,366

Income (loss) before income taxes and equity in earnings of subsidiaries	(890)	(19)	32	256	(56)	(677)
Provision (benefit) for income taxes	(338)	(7)	48	61	10	(226)
Equity in earnings of subsidiaries	101	182	198	-	(481)	-

Income (loss) from continuing operations	(451)	170	182	195	(547)	(451)
Income (loss) from Discontinued operations, net of tax	(1,479)	-	-	478	(478)	(1,479)

Income (loss) before cumulative effect of accounting changes	(1,930)	170	182	673	(1,025)	(1,930)
Cumulative effect of accounting changes, net of tax	(64)	-	-	(65)	65	(64)

Net income	$(1,994)	$170	$182	$608	$(960)	$(1,994)

Consolidating Condensed Balance Sheets

As of December 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$11	$51	$15	$181	$-	$258
Receivables, net		110	177	73	-	360
Deferred income taxes	1	-	97	3	(26)	75
Other current assets	189	70	84	41	(4)	380

Total current assets	201	231	373	298	(30)	1,073

Property and equipment, net	-	188	257	40	-	485
Deferred income taxes	12	208	264	19	-	503
Goodwill	-	-	74	1	-	75
Other intangibles, net	-	7	387	73	-	467
Other non-current assets	765	101	19	4	-	889
Intercompany receivables (payables)	(29)	677	(958)	310	-	-
Investment in subsidiaries	(20)	759	1,961	-	(2,700)	-

Total assets exclusive of assets under vehicle programs	929	2,171	2,377	745	(2,730)	3,492

Assets under vehicle programs:
Program cash	-	-	-	12	-	12
Vehicles, net	-	-	174	6,990	-	7,164
Receivables from vehicle manufacturers and other	-	-	-	533	-	533
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	117	-	117

	-	-	174	7,652	-	7,826

Total assets	$929	$2,171	$2,551	$8,397	$(2,730)	$11,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$204	$249	$398	$80	$(30)	$901
Current portion of long-term debt	-	10	-	-	-	10

Total current liabilities	204	259	398	80	(30)	911
Long-term debt	-	1,779	-	-	-	1,779
Other non-current liabilities	632	128	248	113	-	1,121

Total liabilities exclusive of liabilities under vehicle programs	836	2,166	646	193	(30)	3,811

Liabilities under vehicle programs:
Debt	-	50	126	716	-	892
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	5,142	-	5,142
Deferred income taxes	-	-	1,020	168	-	1,188
Other	-	-	-	192	-	192

	-	50	1,146	6,218	-	7,414

Total stockholders’ equity	93	(45)	759	1,986	(2,700)	93

Total liabilities and stockholders’ equity	$929	$2,171	$2,551	$8,397	$(2,730)	$11,318

As of December 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$37	$99	$12	$66	$-	$214
Receivables, net	2	67	220	103	-	392
Deferred income taxes	-	-	73	2	(33)	42
Other current assets	329	104	82	55	-	570

Total current assets	368	270	387	226	(33)	1,218

Property and equipment, net	-	175	275	50	-	500
Deferred income taxes	4	223	-	49	(42)	234
Goodwill	-	3	985	12	-	1,000
Other intangibles, net	-	17	648	95	-	760
Other non-current assets	681	72	22	6	-	781
Intercompany receivables (payables)	460	672	(1,007)	(125)	-	-
Investment in subsidiaries	841	2,063	2,496	-	(5,400)	-

Total assets exclusive of assets under vehicle programs	2,354	3,495	3,806	313	(5,475)	4,493

Assets under vehicle programs:
Program cash	-	-	-	1	-	1
Vehicles, net	-	-	207	7,267	-	7,474
Receivables from vehicle manufacturers and other	-	-	-	276	-	276
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	230	-	230

	-	-	207	7,774	-	7,981

Total assets	$2,354	$3,495	$4,013	$8,087	$(5,475)	$12,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$356	$233	$433	$105	$(33)	$1,094
Current portion of long-term debt	1	9	-	-	-	10

Total current liabilities	357	242	433	105	(33)	1,104
Long-term debt	-	1,787	-	-	-	1,787
Other non-current liabilities	532	110	218	180	(42)	998

Total liabilities exclusive of liabilities under vehicle programs	889	2,139	651	285	(75)	3,889

Liabilities under vehicle programs:
Debt	-	58	204	688	-	950
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	4,646	-	4,646
Deferred income taxes	-	-	1,088	158	-	1,246
Other	-	2	7	269	-	278

	-	60	1,299	5,761	-	7,120

Total stockholders’ equity	1,465	1,296	2,063	2,041	(5,400)	1,465

Total liabilities and stockholders’ equity	$2,354	$3,495	$4,013	$8,087	$(5,475)	$12,474

Consolidating Condensed Statements of Cash Flows

For the Year Ended December 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(8)	$106	$126	$1,512	$(32)	$1,704

Investing activities
Property and equipment additions	-	(52)	(21)	(10)	-	(83)
Net assets acquired, net of cash acquired, and acquisition-related payments	-	-	(72)	(16)	-	(88)
Proceeds received on asset sales	-	10	5	2	-	17
Payments received from Realogy and Wyndham, net	(3)	-	-	-	-	(3)
Other, net	(1)	(3)	(11)	1	-	(14)

Net cash provided by (used in) investing activities exclusive of vehicle programs	(4)	(45)	(99)	(23)	-	(171)

Vehicle programs:
Decrease in program cash	-	(8)	-	(3)	-	(11)
Investment in vehicles	-	(129)	(9)	(8,470)	-	(8,608)
Proceeds received on disposition of vehicles	-	117	3	6,602	-	6,722
Investment in Avis Budget Rental Car Funding (AESOP) LLC	-	-	-	(28)	-	(28)

	-	(20)	(6)	(1,899)	-	(1,925)

Net cash provided by (used in) investing activities	(4)	(65)	(105)	(1,922)	-	(2,096)

Financing activities
Principal payments on borrowings	(1)	(9)	-	-	-	(10)
Repurchase of common stock	(33)	-	-	-	-	(33)
Net intercompany transactions	20	(20)	62	(94)	32	-
Other, net	-	(28)	-	-	-	(28)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(14)	(57)	62	(94)	32	(71)

Vehicle programs:
Proceeds from borrowings	-	30	-	8,446	-	8,476
Principal payments on borrowings	-	(30)	(78)	(7,952)	-	(8,060)
Net change in short-term borrowings	-	-	-	152	-	152
Other, net	-	(32)	(2)	-	-	(34)

	-	(32)	(80)	646	-	534

Net cash provided by (used in) financing activities	(14)	(89)	(18)	552	32	463

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	(27)	-	(27)

Net increase (decrease) in cash and cash equivalents	(26)	(48)	3	115	-	44
Cash and cash equivalents, beginning of period	37	99	12	66	-	214

Cash and cash equivalents, end of period	$11	$51	$15	$181	$-	$258

For the Year Ended December 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$18	$(13)	$(48)	$1,973	$(216)	$1,714

Investing activities
Property and equipment additions	-	(47)	(36)	(11)	-	(94)
Net assets acquired, net of cash acquired, and acquisition-related payments	-	-	(11)	-	-	(11)
Proceeds received on asset sales	-	13	3	3	-	19
Proceeds received from sale of investment	106	-	-	-	-	106
Proceeds from (paid to) Realogy and Wyndham, net	(108)	-	-	-	-	(108)
Proceeds from disposition of businesses, net of transaction-related payments	-	-	-	-	-	-
Purchase of equity investment	(60)	-	-	-	-	(60)
Other, net	-	(6)	(7)	-	-	(13)

Net cash provided by (used in) investing activities exclusive of vehicle programs	(62)	(40)	(51)	(8)	-	(161)

Vehicle programs:
Decrease (increase) in program cash	-	-	-	13	-	13
Investment in vehicles	-	(45)	(87)	(10,501)	-	(10,633)
Proceeds received on disposition of vehicles	-	228	50	8,586	-	8,864
Others, net	-	-	-	-	-	-

	-	183	(37)	(1,902)	-	(1,756)

Net cash provided by (used in) investing activities	(62)	143	(88)	(1,910)	-	(1,917)

Financing activities
Principal payments on borrowings	(3)	(42)	-	-	-	(45)
Issuances of common stock	50	-	-	-	-	50
Net intercompany transactions	2	(106)	172	(284)	216	-
Other, net	(3)	2	-	-	-	(1)

Net cash provided by (used in) financing activities exclusive of vehicle programs	46	(146)	172	(284)	216	4

Vehicle programs:
Proceeds from borrowings	-	48	-	10,517	-	10,565
Principal payments on borrowings	-	(2)	(52)	(10,182)	-	(10,236)
Net change in short-term borrowings	-	-	-	(86)	-	(86)
Other, net	-	(6)	(1)	(1)	-	(8)

	-	40	(53)	248	-	235

Net cash provided by (used in) financing activities	46	(106)	119	(36)	216	239

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	6	-	6

Net increase (decrease) in cash and cash Equivalents	2	24	(17)	33	-	42
Cash and cash equivalents, beginning of period	35	75	29	33	-	172

Cash and cash equivalents, end of period	$37	$99	$12	$66	$-	$214

For the Year Ended December 31, 2006

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Total
Net cash provided by (used in) operating activities	$(1,383)	$86	$(82)	$1,535		$96	$252

Investing activities
Property and equipment additions	(8)	(25)	(40)	(22)		-	(95)
Net assets acquired, net of cash acquired, and acquisition-related payments	-	(95)	(14)	(9)		-	(118)
Proceeds received on asset sales	-	15	7	3		-	25
Other, net	6	-	(3)	1		-	4

Net cash provided by (used in) investing activities exclusive of vehicle programs	(2)	(105)	(50)	(27)		-	(184)

Vehicle programs:
Increase in program cash	-	15	-	(14)		-	1
Investment in vehicles	-	(108)	(166)	(11,074)		-	(11,348)
Proceeds received on investment in vehicles	-	338	(4)	10,456		-	10,790
Others, net	-	-	-	(12)		-	(12)

	-	245	(170)	(644)		-	(569)

Net cash provided by (used in) investing activities	(2)	140	(220)	(671)		-	(753)

Financing activities
Proceeds from borrowings	-	1,875	-	-		-	1,875
Principal payments on borrowings	(3,564)	(38)	(1)	-		-	(3,603)
Issuances of common stock	46	-	-	-		-	46
Repurchase of common stock	(243)	-	-	-		-	(243)
Payments of dividends	(113)	-	3	(3)		-	(113)
Net intercompany transactions	613	(1,945)	434	842		56	_
Other, net	(3)	(35)	-	-		-	(38)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(3,264)	(143)	436	839		56	(2,076)

Vehicle programs:
Proceeds from borrowings	-	-	-	10,979		-	10,979
Principal payments on borrowings	-	-	(113)	(13,197)		-	(13,310)
Net change in short-term borrowings	-	-	-	(282)		-	(282)
Other, net	-	(9)	(5)	(1)		-	(15)

	-	(9)	(118)	(2,501)		-	(2,628)

Net cash provided by (used in) financing activities	(3,264)	(152)	318	(1,662)		56	(4,704)

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	2		-	2
Cash provided by (used in) discontinued operations	4,046	-	-	783		-	4,829

Net increase (decrease) in cash and cash equivalents	(603)	74	16	(13)		152	(374)
Cash and cash equivalents, beginning of period	638	1	13	46		(152)	546

Cash and cash equivalents, end of period	$35	$75	$29	$33	$	_	$172

25.	Selected Quarterly Financial Data—(unaudited)

Provided below are selected unaudited quarterly financial data for 2008 and 2007.

The underlying diluted per share information is calculated from the weighted average common stock and common stock equivalents outstanding during each quarter, which may fluctuate, based on quarterly income levels, market prices and share repurchases. Therefore, the sum of the quarters’ per share information may not equal the total year amounts presented on the Consolidated Statements of Operations.

	2008
	First (a)	Second	Third (a)	Fourth (a)
Net revenues	$1,445	$1,577	$1,701	$1,261

Income (loss) from continuing operations	(12)	15	(1,006)	(121)

Net income (loss)	$(12)	$15	$(1,006)	$(121)

Per share information:
Basic
Income (loss) from continuing operations	$(0.11)	$0.15	$(9.91)	$(1.20)

Net income (loss)	$(0.11)	$0.15	$(9.91)	$(1.20)

Weighted average shares	102.8	101.4	101.6	101.7
Diluted
Income (loss) from continuing operations	$(0.11)	$0.15	$(9.91)	$(1.20)

Net income (loss)	$(0.11)	$0.15	$(9.91)	$(1.20)

Weighted average shares	102.8	101.4	101.6	101.7

	2007
	First	Second	Third	Fourth (a)
Net revenues	$1,365	$1,516	$1,719	$1,386

Income (loss) from continuing operations	12	23	63	(1,045)
Income (loss) from discontinued operations, net of tax	-	-	(3)	1
Gain (loss) on disposal of discontinued operations, net of tax	1	1	43	(12)

Net income (loss)	$13	$24	$103	$(1,056)

Per share information:
Basic
Income (loss) from continuing operations	$0.12	$0.22	$0.60	$(10.05)
Income (loss) from discontinued operations	-	-	(0.02)	0.01
Gain (loss) on disposal of discontinued operations	0.01	0.01	0.42	(0.12)

Net income (loss)	$0.13	$0.23	$1.00	$(10.16)

Weighted average shares	101.6	103.4	103.9	104.0
Diluted
Income (loss) from continuing operations	$0.12	$0.22	$0.60	$(10.05)
Income (loss) from discontinued operations	-	-	(0.02)	0.01
Gain (loss) on disposal of discontinued operations	-	0.01	0.41	(0.12)

Net income (loss)	$0.12	$0.23	$0.99	$(10.16)

Weighted average shares	103.0	104.8	105.0	104.0

(a)	As the Company incurred a loss from continuing operations for this period, all outstanding stock options, restricted stock units and warrants are anti-dilutive for such periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

Schedule II – Valuation and Qualifying Accounts

(in millions)

Description	Balance at Beginning of Period	Expensed	Other – Translation Adjustment	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:

Year Ended December 31,
2008	$19	$10	$(2)	$(10)	$17
2007	20	7	1	(9)	19
2006	20	16	1	(17)	20

G-1

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2006).

4.1(a)	Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee, relating to $1,000 million aggregate principal amount of senior notes, consisting of $250 million aggregate principal amount of Floating Rate Senior Notes due 2014, $375 million aggregate principal amount of 7.625% Senior Notes due 2014 and $375 million aggregate principal amount of 7.750% Senior Notes due 2016 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.1(b)	Supplemental Indenture, dated as of February 9, 2007, to the Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2007).

4.1(c)	Second Supplemental Indenture, dated as of January 28, 2009, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee.

4.2	Form of Exchange Floating Rate Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.3	Form of Exchange 7.625% Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.4	Form of Exchange 7.75% Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

10.1	Employment Agreement between Avis Budget Group, Inc. and Ronald L. Nelson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.2	Employment Agreement between Avis Budget Group, Inc. and F. Robert Salerno (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.3	Employment Agreement between Avis Budget Group, Inc. and David B. Wyshner (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.4	Employment Agreement between Avis Budget Group, Inc. and Mark J. Servodidio (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

Exhibit No.	Description
10.5	Employment Agreement between Avis Budget Group, Inc. and Larry D. De Shon (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.6	Employment Agreement between Avis Budget Group, Inc. and Patric T. Siniscalchi. †

10.7(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarterly period ended October 31, 1996 dated December 13, 1996, File No. 1-10308).†

10.7(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.8(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997 dated June 16, 1997, File No. 1-10308).†

10.8(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.8(c)	Amendment to 1997 Stock Option Plan dated March 19, 2002 (Incorporated by reference to Exhibit 10.11(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).†

10.9(a)	Avis Budget Group, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 dated August 8, 2007).†

10.9(b)	Amendment to the Avis Budget Group, Inc. 2007 Equity And Incentive Plan dated March 20, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 dated May 7, 2008). †

10.10(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).†

10.10(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.10(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.10(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.11(a)	1997 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998).†

10.11(b)	Amendment to 1997 Employee Stock Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004).†

Exhibit No.	Description
10.12	Amendment to Certain Stock Plans (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 5, 2003).†

10.13	1999 Broad-Based Employee Stock Option Plan, including the Third Amendment dated March 19, 2002, Second Amendment dated April 2, 2001 and First Amendment dated March 29, 1999 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).†

10.14	Amendment to Various Equity-Based Plans (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).†

10.15(a)	Form of Award Agreement—Restricted Stock Units (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 4, 2006).†

10.15(b)	Form of Award Agreement—Stock Appreciation Rights (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 4, 2006).†

10.15(c)	Form of Award Agreement— Stock Options. †

10.15(d)	Form of Award Agreement— Stock Options. †

10.16	Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, Amended and Restated as of January 1, 2007. †

10.17	Avis Budget Group, Inc. Deferred Compensation Plan, amended and restated as of November 1, 2008. †

10.18	Avis Budget Group, Inc. Savings Restoration Plan, amended and restated as of November 1, 2008. †

10.19	Amended and Restated Equalization Benefit Plan (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008). †

10.20	Avis Rent A Car System, LLC Pension Plan. †

10.21(a)	Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.21(b)	Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.21(c)	Supplemental Indenture No. 2, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.6 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.22(a)	Second Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as a Permitted Nominee, and Cendant Rental Car Funding (AESOP) LLC***, as

Exhibit No.	Description
Lender (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.22(b)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as Permitted Nominee, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.22(c)	Second Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as Permitted Nominee, Quartx Fleet Management, Inc., as Permitted Nominee, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.8 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.23(a)	Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.23(b)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.23(c)	Second Amendment, dated as of the May 9, 2007, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.7 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.24(a)	Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.24(b)	First Amendment, dated December 23, 2005, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of December 23, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.24(c)	Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC, as Lessee and as the Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.9 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.25(a)	Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, Inc.**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, Inc.****, as Lessee, and Budget Rent A Car System, Inc., as Lessee (Incorporated by reference to Exhibit 10.30(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

Exhibit No.	Description
10.25(b)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, Inc.**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, Inc.****, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.30(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.25(c)	Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.11 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.26	Second Amended and Restated Administration Agreement, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc.****, Budget Rent A Car System, Inc., Cendant Car Rental Group, Inc.** and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.27	Assignment and Assumption Agreement dated as of June 3, 2004, among Avis Rent A Car System, Inc.****, Avis Group Holdings, Inc.***** and Cendant Car Rental Group, Inc.** (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.28(a)	Amended and Restated Series 2002-2 Supplement, dated as of November 22, 2002, among AESOP Funding II L.L.C.***, Cendant Car Rental Group, Inc.** (as assignee of Avis Rent A Car System, Inc.****), as Administrator, JPMorgan Chase Bank, as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks, and The Bank of New York, as Trustee and Series 2002-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.6 to Avis Group Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, dated March 6, 2003).

10.28(b)	Fourth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of November 30, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein and The Bank of New York, as Trustee and Series 2002-2 Agent (Incorporated by reference to Exhibit 10.39(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.28(c)	Fifth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein and The Bank of New York, as Trustee and Series 2002-2 Agent (Incorporated by reference to Exhibit 10.39(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.28(d)	Seventh Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of March 21, 2006, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, JPMorgan

Exhibit No.	Description
Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein and The Bank of New York, as Trustee and Series 2002-2 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2006).

10.28(e)	Eighth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of November 30, 2006, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein and The Bank of New York, as Trustee and Series 2002-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2006).

10.28(f)	Ninth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2002-2 Agent (Incorporated by reference to Exhibit 10.15 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.28(g)	Tenth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of October 29, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2002-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2007).

10.28(h)	Eleventh Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of October 27, 2008 , among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2002-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2008).

10.28(i)	Twelfth Amendment to the Amended and Restated Series 2002-2 Supplement, dated as of December 23, 2008, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2002-2 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 24, 2008).

10.29(a)	Series 2003-4 Supplement, dated as of June 19, 2003, among AESOP Funding II L.L.C.***, as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.2 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, dated August 13, 2003).

10.29(b)	Second Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent,

Exhibit No.	Description
to the Series 2003-4 Supplement dated as of June 19, 2003 (Incorporated by reference to Exhibit 10.43(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.29(c)	Third Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2003-4 Agent, to the Series 2003-4 Supplement, dated as of June 19, 2003 (Incorporated by reference to Exhibit 10.19 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.30(a)	Second Amended and Restated Series 2004-1 Supplement, dated as of June 27, 2006, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Avis Budget Car Rental, LLC, as Administrator, Mizuho Corporate Bank, Ltd., as Administrative Agent, certain financial institutions, as Purchasers, and The Bank of New York, as Trustee and Series 2004-1 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.30(b)	First Amendment to the Second Amended and Restated Series 2004-1 Supplement, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, Mizuho Corporate Bank, Ltd., as Administrative Agent, certain financial institutions, as Purchasers, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2004-1 Agent (Incorporated by reference to Exhibit 10.21 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.31(a)	Series 2004-2 Supplement, dated as of February 18, 2004, among AESOP Funding II L.L.C.***, as Issuer, and The Bank of New York, as Trustee and Series 2004-2 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, dated May 3, 2004).

10.31(b)	Second Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2004-2 Agent, to the Series 2004-2 Supplement, dated as of February 18, 2004 (Incorporated by reference to Exhibit 10.45(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.31(c)	Third Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2004-2 Agent, to the Series 2004-2 Supplement, dated as of February 18, 2004 (Incorporated by reference to Exhibit 10.22 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.32(a)	Series 2005-1 Supplement, dated as of February 25, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-1 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2005)

10.32(b)	First Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-1 Agent,

Exhibit No.	Description
to the Series 2005-1 Supplement dated as of February 25, 2005 (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.32(c)	Second Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-1 Agent, to the Series 2005-1 Supplement, dated as of February 25, 2005 (Incorporated by reference to Exhibit 10.23 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.33(a)	Amended and Restated Series 2005-2 Supplement, dated May 20, 2008, between Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as trustee and as Series 2005-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, between Avis Budget Rental Car Funding (AESOP) LLC, as issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2008).

10.33(b)	First Amendment, dated as of November 11, 2008, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-2 Agent, to the Amended and Restated Series 2005-2 Supplement, dated as of May 20, 2008.

10.34(a)	Series 2005-4 Supplement, dated as of June 1, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and as Series 2005-4 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC*** and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005).

10.34(b)	First Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-4 Agent, to the Series 2005-4 Supplement dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.30(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.34(c)	Second Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-4 Agent, to the Series 2005-4 Supplement, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.25 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.34(d)	Third Amendment, dated as of November 11, 2008, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-4 Agent, to the Series 2005-4 Supplement, dated as of June 1, 2005.

10.35(a)	Series 2006-1 Supplement, dated as of January 19, 2006, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and as Series 2006-1 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 20, 2006).

Exhibit No.	Description
10.35(b)	First Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2006-1 Agent, to the Series 2006-1 Supplement, dated as of January 11, 2006 (Incorporated by reference to Exhibit 10.26 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.36(a)	Series 2007-2 Supplement, dated as of June 6, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York Trust Company, N.A., as Trustee and Series 2007-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2007).

10.36(b)	First Amendment, dated as of November 11, 2008, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and Series 2007-2 Agent, to the Series 2007-2 Supplement, dated as of June 6, 2007.

10.37(a)	Series 2008-1 Supplement, dated as of February 15, 2008, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, JPMorgan Chase Bank, N.A., as administrative agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Trust Company, N.A., as trustee and as Series 2008-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2008).

10.37(b)	First Amendment to the Series 2008-1 Supplement, dated as of October 27, 2008, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, JPMorgan Chase Bank, N.A., as administrative agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2008-1 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2008).

10.37(c)	Second Amendment to the Series 2008-1 Supplement, dated as of December 23, 2008, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, JPMorgan Chase Bank, N.A., as administrative agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2008-1 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 24, 2008).

10.38	Administration Agreement, dated as of May 11, 2006, among Budget Truck Funding, LLC, Budget Truck Rental, LLC, as Administrator, and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 dated, August 9, 2006).

10.39(a)	Master Motor Vehicle Operating Lease Agreement, dated as of May 11, 2006, among Budget Truck Funding, LLC††, as Lessor, Budget Truck Rental, LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, dated August 9, 2006).

10.39(b)	Amendment No. 1 to the Master Motor Vehicle Operating Lease Agreement, dated as of February 15, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Lessor, Budget Truck Rental, LLC, as Administrator and as Lessee, and Avis

Exhibit No.	Description
Budget Car Rental, LLC, as Guarantor (Incorporated by reference to Exhibit 10.40(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.40(a)	Base Indenture, dated as of May 11, 2006, among Budget Truck Funding, LLC††, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, dated August 9, 2006).

10.40(b)	Amendment No. 1 to the Base Indenture, dated as of May 16, 2007, among Budget Truck Funding, LLC††, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007).

10.40(c)	Amendment No. 2 to the Base Indenture, dated as of February 15, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.41(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.41(a)	Series 2006-1 Supplement, dated as of May 11, 2006, among Budget Truck Funding, LLC, as Issuer, Budget Truck Rental, LLC††, as Administrator, Deutsche Bank Securities, Inc., as Administrative Agent, certain commercial paper conduit purchasers, certain funding agents, certain APA banks and The Bank of New York Trust Company, N.A., as Trustee, Series 2006-1 Agent and Securities Intermediary, to the Base Indenture, dated as of May 11, 2006, among Budget Truck Funding, LLC††, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, dated August 9, 2006).

10.41(b)	Amendment No. 1 to the Series 2006-1 Supplement, dated as of May 16, 2007, among Budget Truck Funding, LLC††, as Issuer, Deutsche Bank Securities, Inc., as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007).

10.41(c)	Extension Letter (related to the Series 2006-1 Supplement, dated as of May 11, 2006), dated as of May 10, 2007, from Budget Truck Funding, LLC††, as Issuer (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007).

10.41(d)	Amendment No. 2 to the Series 2006-1 Supplement, dated as of February 15, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Issuer, Deutsche Bank Securities, Inc., as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.42(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.41(e)	Amendment No. 3 to the Series 2006-1 Supplement, dated as of February 15, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Issuer, Deutsche Bank Securities, Inc., as Administrative Agent, certain CP conduit Purchasers, certain Funding Agents, certain APA Banks and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).

Exhibit No.	Description
10.41(f)	Amendment No. 4 to the Series 2006-1 Supplement, dated as of December 23, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Issuer, Deutsche Bank Securities, Inc., as Administrative Agent, certain CP conduit Purchasers, certain Funding Agents, certain APA Banks and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.42(a)	Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of August 22, 2002 (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.42(b)	First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of September 10, 2002 (Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.43	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation* and PHH Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.44	Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation*, PHH Corporation and certain affiliates of PHH Corporation named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2005).†††

10.45	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 26, 2005).

10.46	Form of TRAC Participation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.47	Form of TRAC Lease (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.48	Form of TRAC Guaranty (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.49(a)	WTH Funding Limited Partnership Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc., Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners dated April 20, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 dated August 2, 2005).

10.49(b)	Amending Agreement No. 1 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.49(c)	Amending Agreement No. 2 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 20, 2006).

Exhibit No.	Description
10.49(d)	Amending Agreement No. 3 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.49(e)	Amending Agreement No. 4 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.50(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.49(f)	Amending Agreement No. 5 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.50(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.49(g)	Amending Agreement No. 6 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 dated May 7, 2008).

10.49(h)	Amending Agreement No. 7 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 dated May 7, 2008).

10.49(i)	Amending Agreement No. 8 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).

10.49(j)	Amending Agreement No. 9 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners.

10.50	Parent Guaranty of Avis Budget Car Rental, LLC to BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.51(a)	Credit Agreement, dated as of April 19, 2006, among Avis Budget Holdings, LLC and Avis Budget Car Rental, LLC, as Borrower, the lenders referred to therein, JPMorgan Chase Bank,

Exhibit No.	Description
N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Bank of America, N.A., Calyon New York Branch and Citicorp USA, Inc., as Documentation Agents, and Wachovia Bank, National Association, as Co-Documentation Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2006).

10.51(b)	First Amendment, dated December 23, 2008 to the Credit Agreement dated as of April 19, 2006 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of America, N.A., Calyon New York Branch and Citicorp USA, Inc., as documentation agents, Wachovia Bank, National Association, as co-documentation agent, Deutsche Bank Securities Inc. as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 24, 2008).

10.52	Amended and Restated Guarantee and Collateral Agreement, dated as of December 23, 2008, made by each of the signatories thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 24, 2008).

10.53	Purchase Agreement, dated as of June 30, 2006, by and among the Company, Travelport Inc. and TDS Investor LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.54	Transition Services Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.55(a)	Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.55(b)	Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).

10.56	Agreement dated as of December 1, 2008 between Avis Budget Car Rental, LLC and General Motors††† (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 8, 2008).

10.57(a)	Purchase Agreement by and among Cendant Corporation*, Affinity Acquisition, Inc. and Affinity Acquisition Holdings, Inc. dated as of July 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.57(b)	Amendment No. 1 dated as of October 17, 2005 to the Purchase Agreement dated as of July 26, 2005 by and among Cendant Corporation*, Affinity Acquisition, Inc. (now known as Affinion Group, Inc. ) and Affinity Acquisition Holdings, Inc. (now known as Affinion Group Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.58	Trademark License Agreement between Wizard Co. Inc. and Avis Europe plc (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

Exhibit No.	Description
10.59	System License Agreement between Avis Rent A Car System, Inc. and Avis Europe plc (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) is now known as Avis Budget Car Rental, LLC.
***	Cendant Rental Car Funding (AESOP) LLC, formerly known as AESOP Funding II L.L.C, is now known as Avis Budget Rental Car Funding (AESOP) LLC.
****	Avis Rent A Car System, Inc. is now known as Avis Rent A Car System, LLC.
*****Avis	Group Holdings, Inc. is now known as Avis Group Holdings, LLC.
†	Denotes management contract or compensatory plan.
††	Budget Truck Funding, LLC is now known as Centre Point Funding, LLC.
†††	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.