Form 10-Q
period 2009-03-31
AVIS BUDGET GROUP, INC.
filed 2009-05-07
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock was 101,779,270 shares as of April 30, 2009.

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

•

the results of operations or financial condition of the manufacturers of our cars, including Chrysler, which has filed for Chapter 11 bankruptcy protection, and General Motors, which has been given until June by the Treasury Department to work out a restructuring plan, which could impact their ability to perform their payment obligations under repurchase and/or guaranteed depreciation arrangements they have with us, and/or their willingness or ability to make cars available to us or the rental car industry as a whole on commercially reasonable terms or at all;

•	weakness in travel demand, including the downturn in airline passenger traffic in the United States and in the international locations in which we operate;

•

the decline in general economic conditions and weakness in the housing market, which could lead to a disruption or decline in rental activity, and the impact such a disruption or decline may have on us, particularly during our peak season or in key market segments;

•

our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market as a result of the significant disruption in the credit markets or other factors, including the financial condition of financial-guaranty firms that have insured a portion of our outstanding vehicle-backed debt (including uncertainties as to our ability to issue debt under the U.S. Government’s Term Asset-Backed Securities Lending Facility (TALF) program);

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

Other factors and assumptions not identified above, including those described under “Risk Factors” set forth in Item 1A of our 2008 Annual Report on Form 10-K, were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above, as well as those described under “Risk Factors” set forth in Item 1A of our 2008 Annual Report on Form 10-K and those that may be disclosed from time to time in filings and furnishings with the Securities and Exchange Commission, in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Vehicle rental	$919	$1,118
Other	275	327

Net revenues	1,194	1,445

Expenses
Operating	640	778
Vehicle depreciation and lease charges, net	355	383
Selling, general and administrative	133	167
Vehicle interest, net	69	86
Non-vehicle related depreciation and amortization	22	19
Interest expense related to corporate debt, net	38	30
Restructuring charges	6	—
Impairment	1	—

Total expenses	1,264	1,463

Loss before income taxes	(70)	(18)
Benefit from income taxes	(21)	(6)

Net loss	$(49)	$(12)

Earnings (loss) per share, basic and diluted:
Net loss	$(0.48)	$(0.11)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$345	$258
Receivables	313	360
Deferred income taxes	73	75
Other current assets	355	380

Total current assets	1,086	1,073

Property and equipment, net	475	485
Deferred income taxes	558	503
Goodwill	75	75
Other intangibles, net	464	467
Other non-current assets	860	889

Total assets exclusive of assets under vehicle programs	3,518	3,492

Assets under vehicle programs:
Program cash	3	12
Vehicles, net	6,381	7,164
Receivables from vehicle manufacturers and other	325	533
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	28	117

	6,737	7,826

Total assets	$10,255	$11,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$877	$901
Current portion of long-term debt	12	10

Total current liabilities	889	911

Long-term debt	1,779	1,779
Other non-current liabilities	1,113	1,121

Total liabilities exclusive of liabilities under vehicle programs	3,781	3,811

Liabilities under vehicle programs:
Debt	841	892
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	4,169	5,142
Deferred income taxes	1,215	1,188
Other	205	192

	6,430	7,414

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 136,865,302 and 136,812,802 shares	1	1
Additional paid-in capital	9,140	9,197
Accumulated deficit	(2,693)	(2,644)
Accumulated other comprehensive income (loss)	(196)	(194)
Treasury stock, at cost— 34,826,206 and 35,030,086 shares	(6,208)	(6,267)

Total stockholders’ equity	44	93

Total liabilities and stockholders’ equity	$10,255	$11,318

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net loss	$(49)	$(12)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	22	19
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	13	(16)
Income taxes and deferred income taxes	(24)	(11)
Accounts payable and other current liabilities	—	30
Other, net	20	7

Net cash (used in) provided by operating activities exclusive of vehicle programs	(18)	17

Vehicle programs:
Vehicle depreciation	346	378

	346	378

Net cash provided by operating activities	328	395

Investing Activities
Property and equipment additions	(8)	(23)
Proceeds received on asset sales	4	5
Net assets acquired, net of cash acquired and acquisition-related payments	—	(30)
Payments made to Realogy and Wyndham, net	—	(11)

Net cash used in investing activities exclusive of vehicle programs	(4)	(59)

Vehicle programs:
Decrease (increase) in program cash	9	1
Investment in vehicles	(1,559)	(3,682)
Proceeds received on disposition of vehicles	2,229	2,104
Distribution from (investment in) Avis Budget Rental Car Funding (AESOP) LLC—related party	100	(343)

	779	(1,920)

Net cash provided by (used in) investing activities	775	(1,979)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Financing Activities
Principal payments on borrowings	(2)	(2)
Repurchases of common stock	—	(33)

Net cash used in financing activities exclusive of vehicle programs	(2)	(35)

Vehicle programs:
Proceeds from borrowings	1,674	3,669
Principal payments on borrowings	(2,672)	(2,138)
Net change in short-term borrowings	(16)	97
Other, net	—	(4)

	(1,014)	1,624

Net cash (used in) provided by financing activities	(1,016)	1,589

Net increase in cash and cash equivalents	87	5
Cash and cash equivalents, beginning of period	258	214

Cash and cash equivalents, end of period	$345	$219

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

The Company operates in the following business segments:

•	Domestic Car Rental— provides car rentals and ancillary products and services in the United States.

•	International Car Rental— provides vehicle rentals and ancillary products and services primarily in Argentina, Australia, Canada, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental— provides truck rentals and related services to consumers and light commercial users in the United States.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K filed on February 26, 2009.

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

Compliance with Debt Covenants, Business Risks and Management’s Plans

Compliance with Debt Covenants. Many of the Company’s debt instruments, including its senior credit facilities, contain financial and other covenants that impose significant requirements on the Company and limit its ability to engage in certain transactions or activities. The Company’s financial covenants require it to maintain minimum trailing twelve month EBITDA (as defined in the Company’s senior credit facilities) amounts on a quarterly basis.

The U.S. economy appears to have been in recession throughout 2008, and such conditions are likely to persist through at least part of 2009. Historically, the Company’s results of operations have declined during periods of general economic weakness. The effects of the current recession contributed to the significant year-over-year decline in the results of the Company’s car and truck rental operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. If economic conditions in the United States worsen, the Company’s results of operations could be materially and adversely impacted.

The Company relies upon financing for its operations, particularly asset-backed financing, through asset-backed securities and the lending market, for its vehicle fleet. In fourth quarter 2008, the Company amended and renewed its two asset-backed domestic rental car conduit facilities; such facilities now mature from September through December 2009. As a result of these amendments and renewals, the Company’s borrowing costs and collateral requirements for 2009 will increase compared to 2008. In addition, approximately $100 million and $1.1 billion of term asset-backed financings for the Company’s car rental operations will mature in 2009 and 2010, respectively. The existing availability under the asset-backed vehicle financing programs including the asset-backed conduit facilities should be sufficient to increase the Company’s fleet for the third quarter, which has historically been its strongest quarter due to the increased level of leisure travel and household moving activity. A default by, or insolvency of, any of the financial-guaranty firms that have insured a portion of the Company’s outstanding vehicle-backed debt could affect the timing for repayment of such debt. There has been significant disruption in the asset-backed financing market; therefore, there can be no assurance that the Company will be able to obtain refinancing for its operations at current levels, or at all, when its asset-backed rental car financings mature, and any new financing or refinancing of the Company’s existing financing could increase its borrowing costs, including an increase in its collateral requirements.

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

Cost Reduction Initiatives. In light of the challenging conditions facing its business as well as for competitive reasons, the Company has taken numerous actions to reduce expenses, including implementing a five-point plan designed to reduce costs and improve efficiency. This plan includes (i) targeting significant reductions in operating costs, fleet costs, selling, general and administrative expenses, headcount, discretionary spending and other variable costs, (ii) reviewing and improving station, channel and customer profitability, (iii) reviewing and strengthening the Company’s pricing strategies and marketing, selling and affinity efforts, (iv) consolidation of both customer facing and non-customer facing activities and locations to reduce costs and provide synergies, and (v) consolidation of purchasing and procurement programs and practices. The Company terminated more than 2,100 employees in fourth quarter 2008 and first quarter 2009 in conjunction with this initiative (see Note 2—Restructuring Charges). The Company also anticipates generating additional cost savings in 2009 through implementation of its Performance Excellence process improvement initiative, which began in late 2007. The Company has also identified a number of additional cost reduction measures that it could implement, if necessary, to offset additional costs.

In addition, in the event of a bankruptcy or a default of one or more vehicle manufacturers, the Company could seek to operate its vehicles for a longer period. This action would enable the Company to rent and depreciate its vehicles over this longer period thereby potentially mitigating the effects of a temporary disruption of vehicle supply.

Notwithstanding the December 2008 amendments to the Company’s senior credit facilities and its cost reduction initiatives, due to reduced demand for travel services, disruption in the credit markets, rising borrowing costs, the Company’s dependence on vehicle manufacturers, and other factors, there can be no assurance that the Company will be able to generate sufficient earnings to enable it to satisfy the minimum EBITDA requirement or other covenants included in its senior credit facilities, the $2.45 billion of asset-backed conduit facilities used to finance a portion of its domestic car rental operations or other borrowing agreements. The Company’s failure to comply with these covenants, if not waived, would cause a default under the senior credit facilities and could result in principal under the conduit facilities being required to be repaid from a portion of vehicle disposition proceeds and lease payments the Company makes to its vehicle program subsidiaries and adversely affect the Company’s liquidity position. If such a failure were to occur, there can be no assurance that the Company would be able to refinance or obtain a replacement for such facilities and in certain circumstances such failure could also give rise to a default under the instruments that govern its other indebtedness.

Adoption of New Accounting Standards during 2009

In December 2007, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The Company adopted SFAS No. 141(R) on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The Company adopted FSP FAS 142-3 on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In November 2008, the Emerging Issues Task Force (EITF) ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), for investments accounted for under the equity method of accounting. The Company adopted EITF Issue No. 08-6 on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). The Company adopted FSP FAS 132(R)-1 on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In April 2009, FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). The Company adopted FSP FAS 141(R)-1 on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 provides additional guidance on how to evaluate whether an impairment of a debt security is other than temporary and for recognition of any such impairment in the financial statements. The Company will adopt FSP FAS 115-2 and FAS 124-2 on June 30, 2009, as required, and does not believe it will have a significant impact on its financial statements.

In April 2009, FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 applies prospectively for interim and annual reporting periods ending after June 15, 2009. The Company will adopt FSP FAS 157-4 on June 30, 2009, as required, and does not believe it will have a significant impact on its financial statements.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments”, and requires a publicly traded entity to include disclosures about the fair value of its financial instruments for its interim reporting periods as well as its annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company will provide the additional disclosure requirements of FSP FAS 107-1 and APB 28-1 beginning June 30, 2009, as required, and does not believe it will have a significant impact on its financial statements.

2.	Restructuring Charges

During 2008, the Company implemented various strategic initiatives within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments as part of its five-point plan announced in November 2008. These initiatives are targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. During first quarter 2009, as part of the five-point plan, the Company eliminated approximately 1,000 positions, resulting in the termination of 650 employees within its Domestic Car Rental and Truck Rental segments and the closure of certain facilities. As a result of these actions, the Company incurred $6 million in restructuring-related charges.

At March 31, 2009, the remaining liability relating to restructuring actions amounted to $9 million, primarily for obligations under terminated leases and costs associated with employee terminations. The Company has planned for measures related to this 2008 initiative and expects further restructuring costs of approximately $5 million to be incurred through December 31, 2009. The Company is continuing to look at other initiatives expected to reduce costs and may incur further restructuring costs.

The restructuring charges and corresponding utilization are recorded within the Company’s segments as follows:

	Domestic Car Rental	International Car Rental	Truck Car Rental	Total
Balance as of January 1, 2009 (a)	$12	$2	$2	$16
2008 Restructuring plan charge (b)	5	—	1	6
2008 Restructuring cash payment/utilization	(10)	(2)	(1)	(13)

Balance at March 31, 2009	$7	$—	$2	$9

The initial recognition of the restructuring charges and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Balance as of January 1, 2009 (a)	$10	$5	$1	$16
2008 Restructuring plan charge (b)	5	1	—	6
2008 Restructuring cash payment/utilization	(10)	(2)	(1)	(13)

Balance at March 31, 2009	$5	$4	$—	$9

(a)	The January 1, 2009 balance includes the 2008 initial charge that primarily represented severance benefits resulting from the reductions in staff. As of March 31, 2009, the Company terminated all but 58 of these employees.
(b)	During first quarter 2009, as part of the five-point plan, the Company incurred an additional restructuring charge primarily for severance benefits resulting from the reductions in staff. The Company formally communicated the termination of employment to 650 employees, representing a wide range of employee groups. As of March 31, 2009, the Company terminated all but 107 of these employees.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2009	2008
Net loss	$(49)	$(12)

Basic and diluted weighted average shares outstanding (a)	101.8	102.8

Earnings per share basic and diluted:
Net loss	$(0.48)	$(0.11)

(a)	As the Company incurred a net loss for the three months ended March 31, 2009 and 2008, all outstanding stock options and restricted stock units have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2009	2008
Options (a)	8.9	5.4
Warrants	—	0.2

(a)	Represents all outstanding stock options for the three months ended March 31, 2009 and 2008. The weighted average exercise price for anti-dilutive options for the three months ended March 31, 2009 was $14.06.

4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Condensed Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Condensed Statements of Operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired, including trademark assets related to franchisees, and liabilities assumed is allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values, within the allocation period, will be recorded by the Company as further adjustments to the purchase price allocations.

During the three months ended March 31, 2009, the Company made no acquisitions.

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

5.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements (a)	$73	$21	$52	$73	$20	$53
Customer lists (b)	19	8	11	19	8	11
Other (c)	2	1	1	2	1	1

	$94	$30	$64	$94	$29	$65

Unamortized Intangible Assets
Goodwill	$75			$75

Trademarks (d) (e)	$400			$402

(a)	Primarily amortized over a period ranging from 25 to 40 years.
(b)	Primarily amortized over 20 years.
(c)	Primarily amortized over 27 years.
(d)	Comprised of various tradenames (including the Avis and Budget tradenames) that the Company has acquired and which distinguish the Company’s consumer services. These tradenames are expected to generate future cash flows for an indefinite period of time.
(e)	The decrease in trademarks is primarily due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was approximately $1 million during the first quarter of 2009 and 2008. Based on the Company’s amortizable intangible assets at March 31, 2009, the Company expects amortization expense of approximately $2 million for the remainder of 2009 and approximately $3 million for each of the five fiscal years thereafter.

6.	Financial Instruments

Following is a description of the Company’s derivative instruments and hedging activities.

The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Australian dollar, British pound, Canadian dollar and the New Zealand dollar. The majority of forward contracts do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The fluctuations in the fair value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to twelve months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness during the three months ended March 31, 2009 and 2008 was not material.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to manage its exposure to changes in interest rates. The Company uses interest rate swaps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company records net unrealized losses to other comprehensive income. To manage the risk associated with its floating rate vehicle-backed debt, the Company uses both interest rate swaps and caps. These derivatives include derivatives not designated as a hedge for accounting purposes and derivatives designated as cash flow hedges. In connection with such cash flow hedges, the Company records the effective portion of the change in fair value in other comprehensive income, net of tax. The Company records the change in fair value gains or losses related to derivatives not designated as a hedge in its consolidated results of operations.

The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. These instruments are not designated as hedges for accounting purposes and the changes in fair value are recorded in the Company’s consolidated results of operations.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009 was approximately $3 million, for which the Company has posted cash collateral of $6 million in the normal course of business.

As of March 31, 2009, the Company held derivative instruments with absolute notional values as follows: interest rate caps of $6.4 billion, interest rate swaps of $1.7 billion, foreign exchange forward contracts of $53 million and commodity contracts for the purchase of 13 million gallons of unleaded gasoline.

The Company used significant observable inputs (Level 2 inputs), to determine the fair value of its derivative assets and liabilities. Derivatives entered into by the Company are typically executed over-the-counter and are valued using internal valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The principal techniques used to value these instruments are discounted cash flows and Black-Scholes option valuation models. These models take into account a variety of factors including, where applicable, maturity, commodity prices, interest rate yield curves, credit curves of the Company and counterparties, counterparty creditworthiness and forward and spot currency exchange rates. These factors are applied on a consistent basis and are based upon observable inputs where available.

Fair values of derivative instruments as of March 31, 2009 were as follows:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Category	Fair Value	Balance Sheet Category	Fair Value
Derivatives designated as hedging Instruments (a)
Foreign exchange forward contracts	Other current assets	$2		$—
Interest rate swaps		—	Other non-current liabilities	33

Total		$2		$33

Derivatives not designated as hedging instruments (a)
Foreign exchange forward contracts		$—	Other current liabilities	$1
Interest rate contracts		—	Liabilities under vehicle programs	3
Commodity contracts		—	Other current liabilities	8

Total		$—		$12

(a)	Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within other comprehensive income, as discussed in Note 14—Stockholders’ Equity.

The effect of derivative instruments on the Statement of Operations for the three months ended March 31, 2009, was (i) a loss of $1 million recognized as a component of operating expenses related to foreign exchange forward contracts, (ii) an insignificant loss recognized as a component of operating expenses related to our commodity contracts and (iii) a loss of $2 million, recognized as a component of interest expense related to interest rate swaps not designated as hedging instruments. The loss on the interest rate swaps had no impact on net interest expense as it was offset by reduced interest expense on the underlying floating rate debt which it hedges.

The Company also recognized a gain of $7 million as a component of other comprehensive income, net of tax, which relates to interest rate swaps designated as cash flow hedges.

7.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of March 31, 2009	As of December 31, 2008
Rental vehicles	$7,319	$7,502
Less: Accumulated depreciation	(1,225)	(1,219)

	6,094	6,283
Vehicles held for sale	287	881

Vehicles, net	$6,381	$7,164

The components of vehicle depreciation and lease charges, net are summarized below:
	Three Months Ended March 31,
	2009	2008
Depreciation expense	$346	$378
Lease charges	7	8
(Gain) loss on sales of vehicles, net and cost of vehicle disposition	2	(3)

Vehicle depreciation and lease charges, net	$355	$383

For the three months ended March 31, 2009 and 2008, vehicle interest, net on the accompanying Consolidated Condensed Statements of Operations excludes $39 million and $32 million, respectively, of interest expense related to the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Condensed Statements of Operations.

8.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2009 is a benefit of 30.0%. Such rate differs from the Federal statutory rate of 35.0% primarily due to differences in the amount of stock-based compensation recorded for book and tax purposes. In addition, the Company established a valuation allowance related to certain state deferred tax assets.

The Company’s effective tax rate for the three months ended March 31, 2008 is a benefit of 33.3%. Such rate differs from the Federal statutory rate of 35.0% primarily due to differences in the amount of stock-based compensation recorded for book and tax purposes.

9.	Equity Investment

At March 31, 2009, the Company’s equity-method investee and approximate ownership interest, based on outstanding shares, are as follows:

Company	Percentage Ownership
Carey Holdings, Inc.	47.9%

The Company’s investment in Carey Holdings, Inc. (“Carey”) is recorded within other non-current assets on the Consolidated Condensed Balance Sheets and the Company’s share of Carey’s operating results is reported within operating expenses on the Consolidated Condensed Statements of Operations. At March 31, 2009, the Company’s investment totaled $39 million, including $2 million of deferred acquisition costs and $4 million of net loss, representing the Company’s share of Carey’s operating results for the three months ended March 31, 2009. At December 31, 2008, the Company’s investment totaled $43 million, including $2 million of deferred acquisition costs.

10.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	As of March 31, 2009	As of December 31, 2008
Long-term income taxes payable	$480	$480
Public liability and property damage insurance liability	221	219
Accrued interest – tax contingencies	117	111
Pension liability	70	69
Acquisition related liabilities	58	59
Tax reserve	38	38
Other	129	145

	$1,113	$1,121

11.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Date	As of March 31, 2009	As of December 31, 2008
Floating rate term loan (a)	April 2012	$785	$787
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	375	375
7 3/4% notes	May 2016	375	375

		1,785	1,787
Other		6	2

Total long-term debt		1,791	1,789
Less: Current portion		12	10

Long-term debt		$1,779	$1,779

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

In February 2007, the Company agreed to guarantee (the “Guarantee”) the payment of principal, premium, if any, and interest on the $1.0 billion aggregate principal amount of senior notes issued by Avis Budget Car Rental in April 2006 (the “Notes”). The Notes consist of Avis Budget Car Rental’s 7 5/8% Senior Notes due 2014, 7 3/4% Senior Notes due 2016 and Floating Rate Senior Notes due 2014. In consideration for providing the Guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. The $14 million consideration is being treated as deferred income and being amortized over the life of the debt. As of March 31, 2009, the deferred consideration remaining to be amortized amounted to $10 million.

Committed Credit Facilities and Available Funding Arrangements

At March 31, 2009, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility (a)	$1,150	$—	$765	$385
Letter of credit facility (b)	228	—	224	4

(a)

This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006 and amended in December 2008, has a five year term and as of March 31, 2009 bears interest at one month LIBOR plus 400 basis points. The senior credit facilities, which encompass the floating rate term loan and the revolving credit facility, are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	Final maturity date is July 2010.

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The senior credit facilities also contain a minimum EBITDA requirement (as defined in the senior credit facilities). As of March 31, 2009, the Company was in compliance with the financial covenants in its senior credit facilities.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of March 31, 2009	As of December 31, 2008
Debt due to Avis Budget Rental Car Funding (a)	$4,169	$5,142
Budget Truck financing:
Budget Truck Funding program	301	316
Capital leases	115	126
Other	425	450

	$5,010	$6,034

(a)	The decrease principally reflects reduced borrowings within Domestic Car Rental operations due to a decrease in the size of the Company’s car rental fleet.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at March 31, 2009:

	Vehicle- Backed Debt	Capital Leases	Total
Within 1 year	$1,928	$89	$2,017
Between 1 and 2 years	1,515	26	1,541
Between 2 and 3 years	558	—	558
Between 3 and 4 years	792	—	792
Between 4 and 5 years	—	—	—
Thereafter	102	—	102

	$4,895	$115	$5,010

As of March 31, 2009, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:
	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,569	$4,169	$1,400
Budget Truck financing:
Budget Truck Funding program (c)	301	301	—
Capital leases (d)	115	115	—
Other (e)	713	425	288

	$6,698	$5,010	$1,688

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $5.5 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $324 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by approximately $134 million of underlying vehicles.
(e)	The outstanding debt is collateralized by approximately $804 million of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions. As of March 31, 2009, the Company was not aware of any instances of non-compliance with such covenants.

13.	Commitments and Contingencies

Contingencies

The Internal Revenue Service (“IRS”) has commenced an audit of the Company’s taxable years 2003 through 2006, the year of the Separation. The Company has recorded a $480 million liability in respect of such taxable years, reflecting the Company’s current best estimates of the probable outcome with certain tax positions. The Company believes that its accruals for tax liabilities, including the liabilities for which it is entitled to indemnification from Realogy and Wyndham, are adequate for all remaining open years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

The rules governing taxation are complex and subject to varying interpretations. Therefore, the Company’s tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes the estimates and assumptions supporting its tax accruals are reasonable, the potential result of an audit or litigation related to tax could include a range of outcomes, and could result in tax liabilities for the Company that are materially different than those reflected in the Consolidated Condensed Financial Statements. Notwithstanding this, as discussed above, the Company is entitled to indemnification by Realogy and Wyndham for substantially all of its recorded liabilities for open tax matters (and has received a letter of credit from Realogy to help ensure Realogy’s performance under its indemnification obligations) and therefore does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

The Company is involved in litigation alleging breach of contract and fraud arising out of the acquisition of a business in 1998 which occurred just prior to Cendant’s announcement of the discovery of accounting irregularities at its former CUC business units. The Company has accrued liabilities of approximately $103 million regarding such claims. The Company does not believe that it is feasible to predict or determine the final outcome or resolution of such unresolved proceedings. Pursuant to the Separation Agreement (described below), Realogy and Wyndham have assumed all liabilities related to this litigation, as described below, and therefore a corresponding receivable has been established for such amount. Changes in liabilities related to such legal matters for which the Company is entitled to indemnification, and corresponding changes in the Company’s indemnification assets, are shown net on the Consolidated Condensed Statements of Operations.

In connection with the spin-offs of Realogy and Wyndham, the Company entered into the Separation Agreement, pursuant to which Realogy assumed 62.5% and Wyndham assumed 37.5% of certain contingent and other corporate liabilities of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the separation of Travelport from the Company (“Assumed Liabilities”). Realogy is entitled to receive 62.5% and Wyndham is entitled to receive 37.5% of the proceeds from certain contingent corporate assets of the Company, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, arising or accrued on or prior to the separation of Travelport from the Company (“Assumed Assets”). Additionally, if Realogy or Wyndham were to default on its payment of costs or expenses to the Company related to any Assumed Liabilities, the Company would be responsible for 50% of the defaulting party’s obligation. In such event, the Company would be allowed to use the defaulting party’s share of the proceeds of any Assumed Assets as a right of offset. Realogy and Wyndham have also agreed to guarantee each other’s as well as the Company’s obligation under each entity’s deferred compensation plans for amounts deferred in respect of 2005 and earlier years.

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

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $2.8 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The Company’s featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively, although the Company purchases vehicles produced by numerous other manufacturers. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase or guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at March 31, 2009 include (i) risks related to the Company’s repurchase or guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Corporation, Ford Motor Company, Chrysler LLC, Hyundai Motor America, Kia Motors America, Inc. and American Suzuki Motor Corporation, primarily with respect to receivables for program cars that have been returned to the car manufacturers and (ii) risks related to receivables from Realogy and Wyndham of $562 million and $344 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Cendant Separation.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed of during third quarter 2006. These guarantees relate to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate operating leases is estimated to be approximately $285 million. At March 31, 2009, the liability recorded by the Company in connection with these guarantees was approximately $5 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

14.	Stockholders’ Equity

Dividends

For the three months ended March 31, 2009 and 2008, the Company did not pay cash dividends.

Share Repurchases

During the three months ended March 31, 2009, the Company did not repurchase any of its common stock. The Company used approximately $33 million of available cash to repurchase approximately 2.9 million shares of Avis Budget Group common stock under its common stock repurchase program during the three months ended March 31, 2008.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2009	$7	$(149)	$(52)	$(194)
Current period change	(9)	7	—	(2)

Balance, March 31, 2009	$(2)	$(142)	$(52)	$(196)

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	$(49)	$(12)
Other comprehensive income (loss):
Currency translation adjustments	(9)	11
Gains (losses) on cash flow hedges, net of tax	7	(69)

	(2)	(58)

Total comprehensive loss	$(51)	$(70)

During the three months ended March 31, 2009 and 2008, the Company recorded unrealized gains on cash flow hedges of $10 million ($7 million, net of tax) and unrealized losses on cash flow hedges of $113 million ($69 million, net of tax), respectively, in accumulated other comprehensive income (loss), which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt. Such amount in the three months ended March 31, 2009 and 2008, included $12 million of unrealized gains and $94 million of unrealized losses, excluding tax, respectively, on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding change in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheet.

15.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards based on the provisions of SFAS No. 123(R). The Company recorded stock-based compensation expense of $3 million and $5 million ($2 million and $3 million, after tax) during first quarter 2009 and 2008, respectively, related to employee stock awards that were granted by the Company.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for 2009 and 2008 exercises of stock-based awards did not generate a cash benefit. Approximately $30 million of tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

During first quarter 2009, the Company granted approximately 4 million stock options to its employees under the Company’s 2007 Equity and Incentive Plan. The grant consisted of approximately 2.7 million time-vesting stock options, approximately 0.9 million performance-vesting stock options and approximately 0.4 million market-vesting stock options. The performance-vesting and market-vesting stock options also contain a time-vesting component.

The time-based awards cliff vest on the two-year anniversary of the date of grant while the performance-based awards vest on the one-year anniversary of the date of grant provided certain minimum EBITDA levels are attained. The market-based awards were granted to the Company’s CEO and President and vest on the two-year anniversary of the date of grant if, at any point during that two-year period, the average closing stock price of the Company’s common stock equals or exceeds $5 for a 20 consecutive trading day period. The option exercise price was set at the closing price of the Company’s common stock on the date of the grant and the options expire 10 years from the date of the grant. The performance-vesting and market-vesting stock options expire immediately if vesting criteria are not met by the deadline of such criteria.

The Company used the Black-Scholes option pricing model to calculate the fair value of the time-vesting and performance-vesting stock option awards issued under the Company’s 2007 Equity and Incentive Plan. The Company determined the fair value of its market-vesting awards using a Monte Carlo simulation model with assumptions including, but not limited to, the options’ expected life and the price volatility of the underlying stock. Based on current facts and circumstances, the Company believes a blended volatility rate that combines market-based measures of implied volatility with historical volatility is the most appropriate indicator of the Company’s expected volatility. The Company considered several factors in estimating the life of the options granted, including the historical option exercise behavior of employees and the option vesting periods. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero. Based on these assumptions, the fair value of each of the Company’s time-vesting, performance-vesting and market-vesting stock options issued during first quarter 2009 was estimated to be approximately $0.64, $0.59 and $0.45, respectively.

The following table presents the assumptions used to estimate the fair value of stock options using the Black-Scholes and Monte Carlo simulation option pricing models:

Three Months Ended March 31, 2009
Expected volatility of stock price	130%
Risk-free interest rate	1.22% - 1.46%
Expected life of options	3-4 years
Dividend yield	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	Three Months Ended March 31, 2009
	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2009	2,673	$20.18	5,003	$24.90
Granted at fair market value	—	—	4,011	0.79
Vested/exercised	(292)	19.64	—	—
Cancelled	(91)	23.22	(90)	25.55

Balance at March 31, 2009 (a)	2,290	20.13	8,924	14.06

(a)

As of March 31, 2009, the Company’s outstanding RSUs and stock options had aggregate intrinsic value of $2 million and less than $1 million, respectively. Aggregate unrecognized compensation expense related to RSUs and unvested stock options amounted to $38 million and $2 million, respectively, as of March 31, 2009. The balance of RSUs at March 31, 2009 consists of 1,372,000 related to time-based awards and 918,000 related to performance-based awards.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of March 31, 2009 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life	Number of Options
Less than $10.00	9.8	4,011
$10.01 to $15.00	1.6	792
$15.01 to $20.00	2.2	364
$20.01 to $25.00	1.1	213
$25.01 to $30.00	1.2	2,431
$30.01 and above	0.8	1,113

	5.2	8,924

As of March 31, 2009, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, a weighted average remaining contractual life of 4.3 years and unrecognized compensation expense of $1 million.

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

	Three Months Ended March 31,
	2009		2008
	Revenues	EBITDA	Revenues	EBITDA
Domestic Car Rental	$960	$(11)	$1,136	$15
International Car Rental	164	19	230	30
Truck Rental	70	(10)	78	(10)
Corporate and Other (a)	—	(7)	1	(4)

Total Company	$1,194	(9)	$1,445	31

Less: Non-vehicle related depreciation and amortization		22		19
Interest expense related to corporate debt, net		38		30
Impairment		1		—

Loss before income taxes		$(70)		$(18)

(a)	Includes the results of operations of the Company’s non-strategic business, investments and unallocated corporate overhead.

Since December 31, 2008, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment, for which assets under vehicle programs amounted to approximately $5.6 billion and approximately $6.5 billion at March 31, 2009 and December 31, 2008, respectively.

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the three months ended March 31, 2009 and 2008, Consolidating Condensed Balance Sheets as of March 31, 2009 and December 31, 2008, and Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental, Avis Budget Finance, Inc., and Wizard Services, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s Guarantee of the Notes issued by Avis Budget Car Rental. See Note 11—Long-term Debt and Borrowing Arrangements for additional description of these Notes. The Notes have separate investors than the equity investors of the Company and the Notes are guaranteed by certain subsidiaries.

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

Consolidating Condensed Statements of Operations

Three Months Ended March 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$806	$113	$—	$919
Other	—	—	201	442	(368)	275

Net revenues	—	—	1,007	555	(368)	1,194

Expenses
Operating	4	2	536	98	—	640
Vehicle depreciation and lease charges, net	—	—	313	287	(245)	355
Selling, general and administrative	3	—	115	15	—	133
Vehicle interest, net	—	—	64	18	(13)	69
Non-vehicle related depreciation and amortization	—	—	20	2	—	22
Interest expense related to corporate debt, net:
Interest expense	—	39	—	(1)	—	38
Intercompany interest expense (income)	—	(39)	39	—	—	—
Restructuring charges	—	—	6	—	—	6
Impairment	—	1	—	—	—	1

Total expenses	7	3	1,093	419	(258)	1,264

Income (loss) before income taxes and equity in earnings of subsidiaries	(7)	(3)	(86)	136	(110)	(70)
Provision (benefit) for income taxes	(3)	2	(29)	9	—	(21)
Equity in earnings (loss) of subsidiaries	(45)	(40)	17	—	68	—

Net income (loss)	$(49)	$(45)	$(40)	$127	$(42)	$(49)

Three Months Ended March 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$954	$164	$—	$1,118
Other	—	—	235	496	(404)	327

Net revenues	—	—	1,189	660	(404)	1,445

Expenses
Operating	2	—	641	135	—	778
Vehicle depreciation and lease charges, net	—	—	330	405	(352)	383
Selling, general and administrative	2	—	144	21	—	167
Vehicle interest, net	—	—	79	59	(52)	86
Non-vehicle related depreciation and amortization	—	—	17	2	—	19
Interest expense related to corporate debt, net:
Interest expense	—	31	—	(1)	—	30
Intercompany interest expense (income)	—	(31)	31	—	—	—

Total expenses	4	—	1,242	621	(404)	1,463

Income (loss) before income taxes and equity in earnings of subsidiaries	(4)	—	(53)	39	—	(18)
Provision (benefit) for income taxes	(1)	—	(19)	14	—	(6)
Equity in earnings (loss) of subsidiaries	(9)	(9)	25	—	(7)	—

Net income (loss)	$(12)	$(9)	$(9)	$25	$(7)	$(12)

Consolidating Condensed Balance Sheets

As of March 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$7	$78	$14	$246	$—	$345
Receivables, net	—	80	168	65	—	313
Deferred income taxes	—	—	97	3	(27)	73
Other current assets	187	59	77	36	(4)	355

Total current assets	194	217	356	350	(31)	1,086

Property and equipment, net	—	188	249	38	—	475
Deferred income taxes	12	261	265	20	—	558
Goodwill	—	—	74	1	—	75
Other intangibles, net	—	8	385	71	—	464
Other non-current assets	765	75	16	4	—	860
Intercompany receivables (payables)	(28)	559	(854)	323	—	—
Investment in subsidiaries	(66)	715	1,877	—	(2,526)	—

Total assets exclusive of assets under vehicle programs	877	2,023	2,368	807	(2,557)	3,518

Assets under vehicle programs:
Program cash	—	—	—	3	—	3
Vehicles, net	—	46	167	6,168	—	6,381
Receivables from vehicle manufacturers and other	—	—	—	325	—	325
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	28	—	28

	—	46	167	6,524	—	6,737

Total assets	$877	$2,069	$2,535	$7,331	$(2,557)	$10,255

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$198	$218	$409	$83	$(31)	$877
Current portion of long-term debt	—	12	—	—	—	12

Total current liabilities	198	230	409	83	(31)	889

Long-term debt	—	1,779	—	—	—	1,779
Other non-current liabilities	635	115	245	118	—	1,113

Total liabilities exclusive of liabilities under vehicle programs	833	2,124	654	201	(31)	3,781

Liabilities under vehicle programs:
Debt	—	36	115	690	—	841
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,169	—	4,169
Deferred income taxes	—	—	1,051	164	—	1,215
Other	—	—	—	205	—	205

	—	36	1,166	5,228	—	6,430

Total stockholders’ equity	44	(91)	715	1,902	(2,526)	44

Total liabilities and stockholders’ equity	$877	$2,069	$2,535	$7,331	$(2,557)	$10,255

As of December 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$11	$51	$15	$181	$—	$258
Receivables, net	—	110	177	73	—	360
Deferred income taxes	1	—	97	3	(26)	75
Other current assets	189	70	84	41	(4)	380

Total current assets	201	231	373	298	(30)	1,073

Property and equipment, net	—	188	257	40	—	485
Deferred income taxes	12	208	264	19	—	503
Goodwill	—	—	74	1	—	75
Other intangibles, net	—	7	387	73	—	467
Other non-current assets	765	101	19	4	—	889
Intercompany receivables (payables)	(29)	677	(958)	310	—	—
Investment in subsidiaries	(20)	759	1,961	—	(2,700)	—

Total assets exclusive of assets under vehicle programs	929	2,171	2,377	745	(2,730)	3,492

Assets under vehicle programs:
Program cash	—	—	—	12	—	12
Vehicles, net	—	—	174	6,990	—	7,164
Receivables from vehicle manufacturers and other	—	—	—	533	—	533
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	117	—	117

	—	—	174	7,652	—	7,826

Total assets	$929	$2,171	$2,551	$8,397	$(2,730)	$11,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$204	$249	$398	$80	$(30)	$901
Current portion of long-term debt	—	10	—	—	—	10

Total current liabilities	204	259	398	80	(30)	911

Long-term debt	—	1,779	—	—	—	1,779
Other non-current liabilities	632	128	248	113	—	1,121

Total liabilities exclusive of liabilities under vehicle programs	836	2,166	646	193	(30)	3,811

Liabilities under vehicle programs:
Debt	—	50	126	716	—	892
Due to Avis Budget Rental Car
Funding (AESOP) LLC-related party	—	—	—	5,142	—	5,142
Deferred income taxes	—	—	1,020	168	—	1,188
Other	—	—	—	192	—	192

	—	50	1,146	6,218	—	7,414

Total stockholders’ equity	93	(45)	759	1,986	(2,700)	93

Total liabilities and stockholders’ equity	$929	$2,171	$2,551	$8,397	$(2,730)	$11,318

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(4)	$(5)	$33	$374	$(70)	$328

Investing activities
Property and equipment additions	—	(6)	(1)	(1)	—	(8)
Proceeds received on asset sales	—	4	—	—	—	4

Net cash used in investing activities exclusive of vehicle programs	—	(2)	(1)	(1)	—	(4)

Vehicle programs:
Decrease in program cash	—	—	—	9	—	9
Investment in vehicles	—	—	—	(1,559)	—	(1,559)
Proceeds received on disposition of vehicles	—	8	2	2,219	—	2,229
Distribution from Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	100	—	100

	—	8	2	769	—	779

Net cash provided by (used) in investing activities	—	6	1	768	—	775

Financing activities
Principal payments on borrowings	—	(2)	—	—	—	(2)
Net intercompany transactions	—	40	(24)	(86)	70	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	—	38	(24)	(86)	70	(2)

Vehicle programs:
Proceeds from borrowings	—	—	—	1,674	—	1,674
Principal payments on borrowings	—	(12)	(11)	(2,649)	—	(2,672)
Net change in short-term borrowings	—	—	—	(16)	—	(16)

	—	(12)	(11)	(991)	—	(1,014)

Net cash provided by (used in) financing activities	—	26	(35)	(1,077)	70	(1,016)

Net increase (decrease) in cash and cash equivalents	(4)	27	(1)	65	—	87
Cash and cash equivalents, beginning of period	11	51	15	181	—	258

Cash and cash equivalents, end of period	$7	$78	$14	$246	$—	$345

Three Months Ended March 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(12)	$4	$(9)	$412	$—	$395

Investing activities
Property and equipment additions	—	(15)	(5)	(3)	—	(23)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	—	(30)	—	—	(30)
Proceeds received on asset sales	—	3	1	1	—	5
Payments made to Realogy and
Wyndham, net	(11)	—	—	—	—	(11)
Other, net	—	(1)	—	1	—	—

Net cash used in investing activities exclusive of vehicle programs	(11)	(13)	(34)	(1)	—	(59)

Vehicle programs:
Decrease in program cash	—	—	—	1	—	1
Investment in vehicles	—	(70)	3	(3,615)	—	(3,682)
Proceeds received on disposition of vehicles	—	44	1	2,059	—	2,104
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	(343)	—	(343)

	—	(26)	4	(1,898)	—	(1,920)

Net cash used in investing activities	(11)	(39)	(30)	(1,899)	—	(1,979)

Financing activities
Principal payments on borrowings	—	(2)	—	—	—	(2)
Repurchases of common stock	(33)	—	—	—	—	(33)
Net intercompany transactions	23	49	53	(125)	—	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	(10)	47	53	(125)	—	(35)

Vehicle programs:
Proceeds from borrowings	—	29	—	3,640	—	3,669
Principal payments on borrowings	—	(4)	(12)	(2,122)	—	(2,138)
Net change in short-term borrowings	—	—	—	97	—	97
Other, net	—	(4)	—	—	—	(4)

	—	21	(12)	1,615	—	1,624

Net cash provided by (used in) financing activities	(10)	68	41	1,490	—	1,589

Net increase (decrease) in cash and cash equivalents	(33)	33	2	3	—	5
Cash and cash equivalents, beginning of period	37	99	12	66	—	214

Cash and cash equivalents, end of period	$4	$132	$14	$69	$—	$219

18.	Subsequent Event

On April 30, 2009, Chrysler LLC filed for bankruptcy protection. The Company is currently assessing the potential effects of this filing. Chrysler is the Company’s fourth largest vehicle supplier in the United States, and approximately 1.8% of the Company’s Domestic car rental fleet has been purchased pursuant to guaranteed depreciation programs with Chrysler.

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009 (the “2008 Form 10-K”). Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

We operate two of the most recognized brands in the global vehicle rental industry through Avis Rent A Car System, LLC and Budget Rent A Car System, Inc. We provide car and truck rentals and ancillary services to businesses and consumers in the United States and internationally.

We operate in the following business segments:

•	Domestic Car Rental— provides car rentals and ancillary products and services in the United States.

•	International Car Rental— provides vehicle rentals and ancillary products and services primarily in Argentina, Australia, Canada, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental— provides truck rentals and related services to consumers and light commercial users in the United States.

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

We believe that the following trends, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which declined in 2008 compared to 2007 and, based on airlines’ announced projected capacity reductions, are expected to decline again in 2009;

•	Rising per-unit car fleet costs and changes in conditions in the used vehicle marketplace;

•	Changes in the financial condition of vehicle manufacturers, including the bankruptcy filing of Chrysler LLC;

•	Difficulty in achieving sustained pricing increases;

•	Our expansion in off-airport or local vehicle rentals, including insurance replacement rentals;

•	Increases in borrowing costs for corporate and vehicle-related debt; and

•	Demand for truck rentals, which has been impacted by a decline in household moving activity.

Many of these trends are the result of the current downturn in the U.S. and worldwide economies and have caused the results for our car rental and truck rental segments for the three months ended March 31, 2009 to be significantly lower than for the three months ended March 31, 2008. Due to reduced demand for travel services, rising borrowing costs and other factors, there can be no assurance that we will be able to satisfy the minimum EBITDA requirement and other covenants contained in our senior credit facilities and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or obtain a replacement for such facilities. There can also be no assurance that past results will be indicative of results we will achieve in 2009 or future periods.

We have also been impacted by, and may be further impacted by, the current financial market disruptions as we rely heavily on financing for our operations, particularly asset-backed financing. See “Risk Factors” set forth in Item 1A of our 2008 Form 10-K.

RESULTS OF OPERATIONS

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments.

We measure performance using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers. Our car rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology, while conservative, provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics.

The reportable segments presented below represent our operating segments for which separate financial information is available and is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment of goodwill, other intangible asset or equity investment, non-vehicle related interest and income taxes. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

THREE MONTHS ENDED MARCH 31, 2009 VS. THREE MONTHS ENDED MARCH 31, 2008

Our consolidated results of operations comprised the following:

	Three Months Ended March 31,
	2009	2008	Change
Net revenues	$1,194	$1,445	$(251)
Total expenses	1,264	1,463	(199)

Loss before income taxes	(70)	(18)	(52)
Benefit from income taxes	(21)	(6)	(15)

Net loss	$(49)	$(12)	$(37)

During first quarter 2009, our net revenues decreased $251 million (17%) principally due to (i) an 18% decrease in T&M revenue in our car rental operations resulting primarily from a 17% decrease in domestic and international car rental days, (ii) a 16% decrease in total ancillary revenues, also resulting from decreased car rental days, and (iii) an 11% decrease in truck T&M revenue. In addition, the total revenue decrease includes a negative impact of $50 million related to the effect of foreign currency exchange rate fluctuations on the translation of our international operations results into U.S. dollars.

Total expenses decreased $199 million (14%) principally due to decreases of (i) $138 million (18%) in operating expenses largely resulting from the 17% decrease in car rental days and reduced staffing levels, (ii) $45 million (10%) in vehicle depreciation, vehicle interest and lease charges resulting from a 14% decline in our average car rental fleet and (iii) $34 million in selling, general and administrative expenses mainly related to reduced marketing and commission expenditures, most of which are volume-related. The decrease in total expenses includes a positive impact from foreign currency exchange rates and foreign exchange earnings hedges of $44 million. These year-over-year decreases were partially offset by (i) an $8 million increase in interest expense on corporate debt related to the December 2008 amendments to our senior credit facilities and (ii) a $6 million restructuring charge, primarily for severance costs tied to recent headcount reductions. As a result of these items, partially offset by a $15 million increase in our benefit from income taxes, our net loss increased $37 million.

Our effective tax rate for continuing operations was a benefit of 30.0% and 33.3% for first quarter 2009 and 2008, respectively.

Following is a discussion of the results of each of our reportable segments during the three months ended March 31:

	Revenues			EBITDA
	2009	2008	% Change	2009	2008	% Change
Domestic Car Rental	$960	$1,136	(15%)	$(11)	$15	*
International Car Rental	164	230	(29)	19	30	(37%)
Truck Rental	70	78	(10)	(10)	(10)	*
Corporate and Other (a)	—	1	*	(7)	(4)	*

Total Company	$1,194	$1,445		(9)	31

Less: Non-vehicle related depreciation and amortization				22	19
Interest expense related to corporate debt, net				38	30
Impairment (b)				1	—

Loss before income taxes				$(70)	$(18)

(*)	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)	We recorded an approximately $1 million charge for the impairment of an investment.

Domestic Car Rental

Revenues and EBITDA decreased $176 million (15%) and $26 million, respectively, in first quarter 2009 compared with 2008, primarily due to decreased demand for car rental services.

The revenue decrease of $176 million was comprised of a $142 million (16%) decrease in T&M revenue and a $34 million (14%) decrease in ancillary revenues. The decrease in T&M revenue was principally the result of an 18% decrease in rental days partially offset by a 3% year-over-year increase in T&M revenue per day. The $34 million decrease in ancillary revenues was also primarily due to the decline in rental days and reflected (i) an $18 million decrease in gasoline sales, which was more than offset in EBITDA by $23 million of decreased gasoline expense, and (ii) a $12 million decrease in airport concession and vehicle licensing revenues.

We aggressively reduced costs in response to the sharp decline in demand. EBITDA reflected a $118 million (15%) decrease in operating expenses including (i) a $50 million decrease in expenses associated with car rental volume and fleet size, primarily related to agency operator commissions, maintenance and damage, credit card fees and other items, (ii) a $28 million decrease in selling, general and administration expenses related to decreases in marketing and commission expenditures, most of which are volume-related, and other items due primarily to management’s actions to reduce expenditures, (iii) a $23 million decrease in salaries and wages, rents and other costs related primarily to reduced domestic staffing levels and the closure of unprofitable locations and (iv) a $13 million decrease in vehicle interest expense due to a 16% year-over-year reduction in the average size of our domestic car rental fleet. EBITDA also reflected $15 million (5%) of decreased fleet depreciation and lease charges resulting from the 16% decrease in the average size of our domestic rental fleet, while per-unit fleet costs increased 13%. The decreases in expenses were slightly offset by $5 million of restructuring charges recorded in first quarter 2009 related to the cost reduction initiatives announced in fourth quarter 2008.

International Car Rental

Revenues and EBITDA decreased $66 million (29%) and $11 million (37%), respectively, in first quarter 2009 compared with first quarter 2008, primarily due to the impact of foreign currency exchange rate movements and lower demand for car rentals.

The revenue decrease of $66 million was comprised of a $51 million (31%) decrease in car rental T&M revenue and a $15 million (23%) decrease in ancillary revenues. The total decline in revenue includes a $50 million decrease related to foreign currency exchange rates, impacting T&M revenue by $34 million and ancillary revenues by $16 million, and was largely offset in EBITDA by the opposite impact on expenses of $44 million, including our foreign exchange earnings hedges. The decrease in T&M revenue was principally driven by a 25% decrease in T&M revenue per day, substantially all of which is due to movements in foreign currency exchange rates, and an 8% decrease in rental days. The $15 million decrease in ancillary revenues was due to the decline in rental days and reflected (i) a $9 million decrease in counter sales of insurance, GPS rentals and other items, (ii) a $3 million decrease in airport concession and vehicle licensing revenues, which was more than offset in EBITDA by $8 million of reduced airport concession and vehicle licensing expenses remitted to airport and other regulatory authorities, and (iii) a $3 million decrease in gasoline sales, which was offset in EBITDA by lower gasoline costs.

EBITDA reflects a $41 million (29%) decrease in operating expenses including (i) $22 million decrease in costs associated with decreased rental volume and fleet size primarily related to agency operating commissions, credit card fees, maintenance and damage, vehicle licensing and other costs, (ii) an $8 million decrease in salaries and wages, rents and other costs related primarily to reduced staffing levels and (iii) a $6 million decrease in selling, general and administrative expenses related primarily to decreased marketing and commission expenditures and other expenses. The unfavorable effect of decreased T&M revenues was also partially offset in EBITDA by $11 million (20%) of decreased fleet depreciation and lease charges, reflecting a 5% decrease in the average size of our international rental fleet and a 16% decrease in per-unit fleet costs.

Truck Rental

Revenues declined $8 million (10%) while EBITDA remained unchanged in first quarter 2009 compared with first quarter 2008.

The revenue decrease was primarily due to a decline of $7 million (11%) in T&M revenue, which reflected a 9% decrease in rental days and a 3% decrease in T&M revenue per day. The decrease in rental days was primarily the result of a decrease in the volume of commercial rentals. EBITDA benefited from decreases of (i) a $5 million (10%) in direct operating costs primarily due to decreased costs for salaries, wages and benefits related to lower staffing levels, and decreased operating commissions related to lower transaction volumes, and (ii) $3 million (12%) less fleet depreciation, interest and lease charges reflecting lower per-unit fleet costs. First quarter 2009 results also include a $1 million restructuring charge related to the cost reduction initiatives announced in fourth quarter 2008.

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

FINANCIAL CONDITION

	March 31, 2009	December 31, 2008	Change
Total assets exclusive of assets under vehicle programs	$3,518	$3,492	$26
Total liabilities exclusive of liabilities under vehicle programs	3,781	3,811	(30)
Assets under vehicle programs	6,737	7,826	(1,089)
Liabilities under vehicle programs	6,430	7,414	(984)
Stockholders’ equity	44	93	(49)

Total assets exclusive of assets under vehicle programs increased $26 million due to (i) an $87 million increase in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows” for a detailed discussion) and (ii) a $53 million increase in deferred taxes, offset by (i) a $47 million decrease in accounts receivable, primarily due to the collection of incentives from manufacturers, (ii) a $29 million decrease in other non-current assets, mainly related to deferred compensation and deferred debt financing cost, and (iii) a $25 million decrease in other current assets.

Total liabilities exclusive of liabilities under vehicle programs decreased $30 million primarily due to an $18 million decrease in accounts payable and an $8 million decrease in other non-current liabilities.

Assets under vehicle programs decreased approximately $1.1 billion primarily due to (i) a $783 million decrease in our net vehicles, (ii) a $208 million decrease in receivables from vehicle manufacturers and (iii) an $89 million decrease in our Investment in Avis Budget Rental Car Funding (AESOP) LLC, mainly due to a capital distribution.

Liabilities under vehicle programs decreased approximately $1 billion, reflecting a decrease in our debt due to the decrease in the size of our car rental fleet. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity decreased approximately $49 million, primarily due to a net loss of $49 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At March 31, 2009, we had $345 million of cash on hand, an increase of $87 million from $258 million at December 31, 2008. The following table summarizes such increase:

	Three Months Ended March 31,
	2009	2008	Change
Cash provided by (used in):
Operating activities	$328	$395	$(67)
Investing activities	775	(1,979)	2,754
Financing activities	(1,016)	1,589	(2,605)

Net change in cash and cash equivalents	$87	$5	$82

During first quarter 2009, we generated $67 million less cash from operating activities compared with the same period in 2008. This change principally resulted from revenue and volume declines in first quarter 2009, partially offset by lower expenses driven by our cost savings initiatives and a decreased use of cash for working capital.

We used approximately $2.8 billion less cash in investing activities during first quarter 2009 compared with the same period in 2008. This change primarily reflects the activities of our vehicle programs, which (i) used approximately $2.1 billion less cash due to our purchase of substantially fewer vehicles in first quarter 2009 than in the prior-year period, (ii) received $125 million of incremental payments on disposition of vehicles and (iii) distributed $100 million from our investment in Avis Budget Rental Car Funding (AESOP) LLC. These reduced cash outflows also benefited from the absence of the $343 million capital contribution to Avis Budget Rental Car Funding (AESOP) LLC, reflecting our decision to invest funds from vehicle sales as equity rather than as a repayment of debt, in first quarter 2008. Our capital expenditures in first quarter 2009 were $15 million less than in the same period in 2008, and we anticipate aggregate capital expenditures will approximate $75 million in 2009.

We generated approximately $2.6 billion less cash from financing activities during first quarter 2009 compared with the same period in 2008. This change primarily reflects reduced borrowings and increased repayments of debt under our vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2009, we had approximately $6.8 billion of indebtedness (including corporate indebtedness of approximately $1.8 billion and debt under vehicle programs of approximately $5.0 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of March 31, 2009	As of December 31, 2008	Change
Floating rate term loan (a) (b)	April 2012	$785	$787	$(2)
Floating rate notes (a)	May 2014	250	250	—
7 5/8% notes (a)	May 2014	375	375	—
7 3/4% notes (a)	May 2016	375	375	—

		1,785	1,787	(2)
Other		6	2	4

		$1,791	$1,789	$2

(a)

In connection with the Separation, Avis Budget Car Rental borrowed $1,875 million in April 2006, which consisted of (i) $1 billion of unsecured fixed and floating rate notes and (ii) an $875 million secured floating rate term loan under the senior credit facilities. As of March 31, 2009 the floating rate term loan and floating rate notes bear interest at three month LIBOR plus 375 basis points and three month LIBOR plus 250 basis points, respectively. We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.

(b)

The senior credit facilities, comprised of the floating rate term loan and a revolving credit facility, are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of March 31, 2009	As of December 31, 2008	Change
Debt due to Avis Budget Rental Car Funding (a)	$4,169	$5,142	$(973)
Budget Truck financing:
Budget Truck Funding program	301	316	(15)
Capital leases	115	126	(11)
Other	425	450	(25)

	$5,010	$6,034	$(1,024)

(a)	The decrease principally reflects reduced borrowings within Domestic Car Rental operations due to a decrease in the size of our car rental fleet.

As of March 31, 2009, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility (a)	$1,150	$—	$765	$385
Letter of credit facility (b)	228	—	224	4

(a)

This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006 and amended in December 2008, has a five year term and as of March 31, 2009 bears interest at one month LIBOR plus 400 basis points. The senior credit facilities, which encompass the floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of substantially all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property certain other real and personal property.

(b)	Final maturity date is July 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at March 31, 2009:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,569	$4,169	$1,400
Budget Truck financing:
Budget Truck Funding program (c)	301	301	—
Capital leases (d)	115	115	—
Other (e)	713	425	288

	$6,698	$5,010	$1,688

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $5.5 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $324 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by approximately $134 million of vehicles.
(e)	The outstanding debt is collateralized by approximately $804 million of vehicles and related assets.

LIQUIDITY RISK

Our primary liquidity needs include the payment of operating expenses, servicing of corporate and vehicle related debt and procurement of rental vehicles to be used in our operations. Our primary sources of funding are operating revenue, cash received upon sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our revolving credit facility.

Our liquidity position has been and may be further negatively affected by the current financial market disruptions and the current downturn in the U.S. and worldwide economies, which have resulted in and may result in further unfavorable conditions in the vehicle rental industry, in the asset backed financing market, and in the credit markets generally. These factors have contributed to and could further contribute to changes in the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, the downturn in the U.S. economy and the disruption in the credit markets could further impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, such as the increased costs, including additional collateral requirements, incurred in connection with recent amendments to our asset-backed conduit facilities and increased costs and decreased capacity that resulted from recent amendments to our senior credit facilities, (iii) the adverse impact of any of the vehicle manufacturers, including General Motors Corporation, Ford Motor Company, Hyundai Motor America, Kia Motors America, American Suzuki Motor Corporation or Chrysler LLC being unable or unwilling to honor its obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) any potential disruption to our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, including our ability to renew or replace our asset-backed car rental conduit facilities as they mature in 2009, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement. Financial guaranty firms Ambac Assurance Corporation, MBIA Insurance Corporation, Assured Guaranty Corp. and Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.) currently provide financial guaranties for approximately $1.45 billion, $725 million, $250 million and $125 million, respectively, of our domestic term asset-backed car rental financing. On April 27, 2009, Syncora announced that it has suspended payment of all claims, and if an insolvency event were to occur with respect to Syncora or any other financial guaranty firm, the financing guaranteed by Syncora or such other financial guaranty firm would be required to be repaid.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. As of March 31, 2009, we were in compliance with the financial covenants in our senior credit facilities. For additional information regarding our liquidity risks, please see Part I, Item 1A, “Risk Factors” of our 2008 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2008 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $1.7 billion from December 31, 2008 to approximately $2.8 billion at March 31, 2009. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources— Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

As of March 31, 2009, our liability recorded for tax obligations was $480 million. The Internal Revenue Service (“IRS”) has commenced an audit of our taxable years 2003 through 2006, the year of the Separation. We are entitled to indemnification by Realogy and Wyndham for substantially all of our recorded liabilities for open tax matters (and have received a letter of credit from Realogy to help ensure Realogy’s performance under its indemnification obligations) and therefore do not expect such resolution to have a significant impact on our earnings, financial position or cash flows. We do not anticipate our liability recorded for tax obligations to significantly change due to the settlement of audits or expirations of statue of limitations within twelve months. For additional information regarding our contractual obligations, see Note 13 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2008 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes, financial instruments and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2009 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

During 2009, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	SFAS No. 141(R), “Business Combinations”

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”

•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”

•	FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”

•	FASB Staff Position FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets”

•	FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”

•	Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations”

We will adopt the following recently issued accounting pronouncements as required:

•	FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

•	FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

•	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

For detailed information regarding these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates and foreign currency exchange rates. We used March 31, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

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

Vehicle Rental Litigation

With respect to the consolidated putative class action lawsuit known as In re Tourism Assessment Fee Litigation, filed against the Company, ten other rental car companies, the California Travel and Tourism Commission (the “CTTC”) and California’s Secretary of Business, Transportation and Housing, in the Southern District of California, while the court dismissed the plaintiff’s consolidated amended complaint on February 19, 2009, on March 5, 2009, the plaintiffs filed a motion seeking leave to file a motion for relief from the judgment and/or for leave to file a second amended complaint. The court denied such motion on March 11, 2009. On March 19, 2009, Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit from the final judgment and from the denial of their motion.

Corporate Litigation

With respect to CSI Investments et al. v. Cendant et al. (S.D.N.Y) (the “Credentials Litigation”), an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998, the court has scheduled oral argument on our appeal and plaintiff’s cross-appeal for the week of June 22, 2009. Pursuant to the Separation Agreement, Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of any liability related to the Credentials Litigation; therefore, we expect that any judgment or payment related to the Credentials Litigation will have no net impact on our financial statements or cash balances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	133,925 shares of the Company’s common stock purchased by participants in the Company’s Employee Stock Purchase Plan in January and February 2009 were delivered to participant accounts via open market purchases by the third party administrators under the plan rather than through the issuance of Treasury shares by the Company.

Item 5.	Other Information

As disclosed in our 2008 Annual Report on Form 10-K, on December 17, 2008, we were notified by the New York Stock Exchange (the “NYSE”) that the average per share price of our common stock was below the NYSE’s continued listing standard requiring a minimum average share price of $1.00 over a consecutive 30 trading-day period. Given that our closing share price on April 30, 2009 was above $1.00 and that our closing share price was above $1.00 over the preceding 30 trading-day period, the NYSE informed us on May 1, 2009 that our company is no longer considered to be below the $1.00 continued listing criterion.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: May 7, 2009	/s/ David B. Wyshner
David B. Wyshner
Executive Vice President and Chief Financial Officer

Date: May 7, 2009	/s/ Brett D. Weinblatt
Brett D. Weinblatt
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2

Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among

Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of

July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for

the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 27, 2009).

10.1	Amending Agreement No. 10 to the Fourth Amended and Restated Limited Partnership Agreement of WTH Funding Limited Partnership, between Aviscar, Inc., Budgetcar, Inc., BNY Trust Company of Canada and Montreal Trust Company of Canada, dated March 16, 2009.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Cendant Corporation is now known as Avis Budget Group, Inc.