Form 10-Q
period 2009-06-30
AVIS BUDGET GROUP, INC.
filed 2009-08-06
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the issuer’s common stock was 101,978,177 shares as of July 31, 2009.

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

•	risks associated with the impact of the Chapter 11 bankruptcy filings of General Motors and Chrysler;

•	weakness in travel demand, including the downturn in airline passenger traffic in the United States and in the international locations in which we operate;

•

the decline in general economic conditions and weakness in the housing market, which could lead to a disruption or decline in rental activity, and the impact such a disruption or decline may have on us, particularly during our peak season or in key market segments;

•

our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market as outstanding indebtedness matures, as a result of the significant disruption in the credit market or other factors, and the financial condition of financial-guaranty firms that have insured a portion of our outstanding vehicle-backed debt;

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

•	the trading price of our stock, which could limit our access to capital;

•	our exposure to fluctuations in foreign exchange rates; and

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

Other factors and assumptions not identified above, including those described under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2009, were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above, as well as those described under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2009 and those that may be disclosed from time to time in filings and furnishings with the Securities and Exchange Commission, in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Vehicle rental	$995	$1,194	$1,913	$2,313
Other	317	383	593	709

Net revenues	1,312	1,577	2,506	3,022

Expenses
Operating	648	811	1,288	1,588
Vehicle depreciation and lease charges, net	393	441	747	823
Selling, general and administrative	133	173	267	344
Vehicle interest, net	71	74	140	159
Non-vehicle related depreciation and amortization	24	20	45	39
Interest expense related to corporate debt, net	37	32	77	61
Restructuring charges	8	—	13	—
Impairment	—	—	1	—
Separation costs	—	1	—	1

Total expenses	1,314	1,552	2,578	3,015

Income (loss) before income taxes	(2)	25	(72)	7
Provision for (benefit from) income taxes	4	10	(17)	3

Net income (loss)	$(6)	$15	$(55)	$4

Earnings (loss) per share, basic and diluted:
Net income (loss)	$(0.06)	$0.15	$(0.54)	$0.04

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$434	$258
Receivables, net	313	360
Deferred income taxes	73	75
Other current assets	385	380

Total current assets	1,205	1,073

Property and equipment, net	460	485
Deferred income taxes	570	503
Goodwill	75	75
Other intangibles, net	471	467
Other non-current assets	846	889

Total assets exclusive of assets under vehicle programs	3,627	3,492

Assets under vehicle programs:
Program cash	1	12
Vehicles, net	6,964	7,164
Receivables from vehicle manufacturers and other	100	533
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	117	117

	7,182	7,826

Total assets	$10,809	$11,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$867	$901
Current portion of long-term debt	11	10

Total current liabilities	878	911

Long-term debt	1,876	1,779
Other non-current liabilities	1,109	1,121

Total liabilities exclusive of liabilities under vehicle programs	3,863	3,811

Liabilities under vehicle programs:
Debt	1,006	892
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	4,346	5,142
Deferred income taxes	1,246	1,188
Other	225	192

	6,823	7,414

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 136,900,385 and 136,812,802 shares	1	1
Additional paid-in capital	9,090	9,197
Accumulated deficit	(2,699)	(2,644)
Accumulated other comprehensive income (loss)	(117)	(194)
Treasury stock, at cost— 34,624,346 and 35,030,086 shares	(6,152)	(6,267)

Total stockholders’ equity	123	93

Total liabilities and stockholders’ equity	$10,809	$11,318

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2009		2008
Operating Activities
Net income (loss)	$(55	) $	4

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	45		39
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	16		(24)
Income taxes and deferred income taxes	(26)		(3)
Accounts payable and other current liabilities	(36)		23
Other, net	11		(19)

Net cash (used in) provided by operating activities exclusive of vehicle programs	(45)		20

Vehicle programs:
Vehicle depreciation	733		820

	733		820

Net cash provided by operating activities	688		840

Investing Activities
Property and equipment additions	(14)		(47)
Net assets acquired, net of cash acquired, and acquisition-related payments	—		(71)
Proceeds received on asset sales	7		9
Proceeds received from Realogy and Wyndham, net	2		1
Other, net	(1)		(9)

Net cash used in investing activities exclusive of vehicle programs	(6)		(117)

Vehicle programs:
Decrease in program cash	11		1
Investment in vehicles	(3,949)		(6,202)
Proceeds received on disposition of vehicles	3,966		4,027
Distribution from (investment in) Avis Budget Rental Car Funding (AESOP) LLC—related party	47		(343)

	75		(2,517)

Net cash provided by (used in) investing activities	69		(2,634)

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Financing Activities
Proceeds from borrowings	100	—
Principal payments on borrowings	(6)	(5)
Repurchases of common stock	—	(33)
Other, net	(2)	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	92	(38)

Vehicle programs:
Proceeds from borrowings	4,261	5,799
Principal payments on borrowings	(5,097)	(4,136)
Net change in short-term borrowings	144	226
Other, net	—	(8)

	(692)	1,881

Net cash (used in) provided by financing activities	(600)	1,843

Effect of changes in exchanges rates on cash and cash equivalents	19	(1)

Net increase in cash and cash equivalents	176	48
Cash and cash equivalents, beginning of period	258	214

Cash and cash equivalents, end of period	$434	$262

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Unless otherwise noted, all amounts in tables are in millions, except per share amounts)

1.	Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

Avis Budget Group, Inc. provides car and truck rentals and ancillary services to businesses and consumers in the United States and internationally. The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries (“Avis Budget”), as well as entities in which Avis Budget directly or indirectly has a controlling financial interest (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.

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

Compliance with Debt Covenants, Business Risks and Management’s Plans

Compliance with Debt Covenants. Many of the Company’s debt instruments, including its senior credit facilities, contain financial and other covenants that impose significant requirements on the Company and limit its ability to engage in certain transactions or activities. The Company’s financial covenants require it to maintain minimum trailing twelve month EBITDA (as defined in the Company’s senior credit facilities) amounts on a quarterly basis. Commencing with the Company’s fiscal quarter ending June 30, 2010, the requirement to maintain a quarterly minimum trailing twelve month EBITDA under the financial covenants of its amended senior credit facilities will be replaced by the maximum leverage ratio that was in place prior to the December 2008 amendment to the senior credit facilities.

The U.S. economy appears to have been in recession throughout 2008 and the first half of 2009, and such conditions are likely to persist further into 2009. Historically, the Company’s results of operations have declined during periods of general economic weakness. The effects of the current recession contributed to the significant year-over-year decline in the results of the Company’s operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. If economic conditions in the United States worsen, the Company’s results of operations could be materially and adversely impacted.

The Company relies upon financing for its operations, particularly asset-backed financing, through asset-backed securities and the lending market, for its vehicle fleet. In fourth quarter 2008, the Company amended and renewed its two asset-backed domestic rental car conduit facilities; such facilities now mature from September through December 2009. As a result of these amendments and renewals, the Company’s borrowing costs and collateral requirements for 2009 will increase compared to 2008. In addition, approximately $42 million and $1.1 billion of term asset-backed financings for the Company’s car rental operations will mature in 2009 and 2010, respectively. The existing availability under the asset-backed vehicle financing programs including the asset-backed conduit facilities should be sufficient to increase the Company’s fleet for the third quarter, which has historically been its strongest quarter due to the increased level of leisure travel and household moving activity. A default by, or insolvency of, any of the financial-guaranty firms that have insured a portion of the Company’s outstanding vehicle-backed debt could affect the timing for repayment of such debt. There has been significant disruption in the asset-backed financing market; therefore, there can be no assurance that the Company will be able to obtain refinancing for its operations at current levels, or at all, when its asset-backed rental car financings mature, and any new financing or refinancing of the Company’s existing financing could increase its borrowing costs, including an increase in its collateral requirements.

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

Cost Reduction Initiatives. In light of the challenging conditions facing its business as well as for competitive reasons, the Company has taken numerous actions to reduce expenses, including implementing a five-point plan designed to reduce costs and improve efficiency. This plan includes (i) targeting significant reductions in operating costs, fleet costs, selling, general and administrative expenses, headcount, discretionary spending and other variable costs, (ii) reviewing and improving station, channel and customer profitability, (iii) reviewing and strengthening the Company’s pricing strategies and marketing, selling and affinity efforts, (iv) consolidation of both customer facing and non-customer facing activities and locations to reduce costs and provide synergies, and (v) consolidation of purchasing and procurement programs and practices. The Company closed and consolidated certain facilities and terminated employees in fourth quarter 2008 and the six months ended June 30, 2009 in conjunction with this initiative (see Note 2—Restructuring Charges). The Company also anticipates generating additional cost savings in 2009 through implementation of its Performance Excellence process improvement initiative, which began in late 2007. The Company has also identified a number of additional cost reduction measures that it could implement, if necessary, to offset additional costs.

Notwithstanding the December 2008 amendments to the Company’s senior credit facilities and its cost reduction initiatives, due to reduced demand for travel services, disruption in the credit markets, rising borrowing costs, the Company’s dependence on vehicle manufacturers, and other factors, there can be no assurance that the Company will be able to generate sufficient earnings to enable it to satisfy the minimum EBITDA requirement or other covenants included in its senior credit facilities, the asset-backed conduit facilities used to finance a portion of its domestic car rental operations or other borrowing agreements. The Company’s failure to comply with these covenants, if not waived, would cause a default under the senior credit facilities and could result in principal under the conduit facilities being required to be repaid from a portion of vehicle disposition proceeds and lease payments the Company makes to its vehicle program subsidiaries and adversely affect the Company’s liquidity position. If such a failure were to occur, there can be no assurance that the Company would be able to refinance or obtain a replacement for such facilities and in certain circumstances such failure could also give rise to a default under the instruments that govern its other indebtedness.

Adoption of New Accounting Standards during 2009

In April 2009, FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). The Company adopted FSP FAS 141(R)-1 on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 provides additional guidance on how to evaluate whether an impairment of a debt security is other than temporary and for recognition of any such impairment in the financial statements. The Company adopted FSP FAS 115-2 and FAS 124-2 on June 30, 2009, as required, and it had no impact on its financial statements.

In April 2009, FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 applies prospectively for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 on June 30, 2009, as required, and it had no impact on its financial statements.

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments”, and requires a publicly traded entity to include disclosures about the fair value of its financial instruments for its interim reporting periods as well as its annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 on June 30, 2009, as required, and it did not have a significant impact on its financial statements; however, it did result in enhanced disclosure about the fair value of financial instruments in the Company’s interim financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 on June 30, 2009, as required, and it did not have a significant impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces FASB Statement No. 162 to allow the FASB Accounting Standards Codification to become the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. The Company adopted SFAS No. 168 on July 1, 2009, as required, and it did not have a significant impact on its financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166: (i) removes the concept of a Qualifying Special Purpose Entity (“QSPE”) from FASB No. 140 and eliminates the exception from applying FIN 46(R) to variable interest entities that are QSPEs, (ii) amends the accounting for transfers of financial assets and (iii) increases the related disclosures about transfers of financial assets. SFAS No. 166 applies to fiscal years beginning on or after November 15, 2009 and transfers that occurred both before and after its effective date. The Company will adopt SFAS No. 166 on January 1, 2010, as required, and does not believe it will have a significant impact on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 changes the method for determining the primary beneficiary of a variable interest entity (“VIE”) from a quantitative-based risks and rewards calculation to a qualitative approach to identify which entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, subject to certain exceptions. SFAS No. 167 applies prospectively for fiscal years beginning on or after November 15, 2009. The Company will adopt SFAS No. 167 on January 1, 2010, as required, and does not believe it will have a significant impact on its financial statements.

2.	Restructuring Charges

During 2008, the Company implemented various strategic initiatives within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments as part of its five-point plan announced in November 2008. These initiatives are targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. During the six months ended June 30, 2009, as part of the five-point plan, the Company eliminated approximately 1,400 positions, resulting in the termination of approximately 970 employees within its Domestic Car Rental, International Car Rental and Truck Rental segments and the closure and consolidation of certain facilities, including data center, back-office administrative locations and local market vehicle rental locations. As a result of these actions, the Company incurred $8 million and $13 million in restructuring-related charges for the three and six months ended June 30, 2009, respectively.

At June 30, 2009, the remaining liability relating to restructuring actions amounted to $9 million, primarily for lease obligation costs. As part of the five-point plan, the Company continues to implement steps to reduce costs and consolidate certain customer facing and non-customer facing activities and locations. The Company expects further restructuring costs of approximately $6 million to be incurred through December 31, 2009 and is continuing to look at other initiatives expected to reduce costs and may incur further restructuring costs.

The restructuring charges and corresponding utilization are recorded within the Company’s segments as follows:

	Domestic Car Rental	International Car Rental	Truck Rental	Total
Balance as of January 1, 2009 (a)	$12	$2	$2	$16
2008 Restructuring plan charge (b)	11	1	1	13
2008 Restructuring cash payment/utilization	(16)	(2)	(2)	(20)

Balance at June 30, 2009	$7	$1	$1	$9

The initial recognition of the restructuring charges and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments(c)	Total
Balance as of January 1, 2009 (a)	$10	$5	$1	$16
2008 Restructuring plan charge (b)	9	3	1	13
2008 Restructuring cash payment/utilization	(17)	(2)	(1)	(20)

Balance June 30, 2009	$2	$6	$1	$9

(a)

The January 1, 2009 balance includes the 2008 initial charge that primarily represented severance benefits resulting from the reductions in staff. As of June 30, 2009, the Company had terminated all of these employees.

(b)

During the six months ended June 30, 2009, the Company incurred additional restructuring charges primarily for severance benefits resulting from the reductions in staff and the closure of certain facilities. The Company formally communicated the termination of employment to approximately 970 employees, representing a wide range of employee groups. As of June 30, 2009, the Company had terminated substantially all of these employees.

(c)	At June 30, 2009, the remaining asset impairment liability relates primarily to shuttle buses held available for sale.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(6)	$15	$(55)	$4

Basic and diluted weighted average shares outstanding (a)	102.2	101.4	102.0	102.1

Earnings per share basic and diluted:
Net income (loss)	$(0.06)	$0.15	$(0.54)	$0.04

(a)

As the Company incurred a net loss for the three and six months ended June 30, 2009, all outstanding stock options and restricted stock units have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods. The dilutive effect of stock options and restricted stock units for the three and six months ended June 30, 2008 had no impact on the weighted average shares outstanding.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options (a)	7.8	5.3	7.8	5.3

(a)

For the three and six months ended June 30, 2009, all outstanding stock options were anti-dilutive, as the Company incurred a loss from continuing operations. The weighted average exercise price for anti-dilutive options for the three and six months ended June 30, 2008 was $24.97 and $24.96, respectively.

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

During the six months ended June 30, 2009, the Company made no acquisitions.

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

5.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements	$73	$21	$52	$73	$20	$53
Customer lists	19	8	11	19	8	11
Other	2	1	1	2	1	1

	$94	$30	$64	$94	$29	$65

Unamortized Intangible Assets
Goodwill	$75			$75

Trademarks (a)	$407			$402

(a)	The increase in trademarks is primarily due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was approximately $1 million during the second quarter of 2009 and 2008. For the six months ended June 30, 2009 and 2008, amortization expense was approximately $2 million.

Based on the Company’s amortizable intangible assets at June 30, 2009, the Company expects amortization expense of approximately $2 million for the remainder of 2009 and approximately $3 million for each of the five fiscal years thereafter.

6.	Financial Instruments

Debt Instruments

The fair value of the Company’s debt instruments are generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In some cases where quoted market prices are not available, prices are derived by considering the yield of the benchmark security that was issued to initially price the instruments and adjusting this rate by the estimated credit spread that market participants would demand for the instruments as of the measurement date. In situations where long-term borrowings are part of a conduit facility backed by short-term floating rate debt, the Company has determined that its carrying value approximates the fair value of this debt. The carrying amounts of cash and cash equivalents, accounts receivable, program cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The carrying amounts and estimated fair values of debt instruments are as follows:

	June 30, 2009
	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$11	$11
Long-term debt	1,876	1,367

Debt under vehicle programs
Vehicle-backed debt	1,004	988
Vehicle-backed debt due to Avis Budget Rental Car Funding	4,346	4,041

Derivative instruments and hedging activities

The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Australian dollar, British pound, Canadian dollar and the New Zealand dollar. The majority of forward contracts do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The fluctuations in the fair value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to twelve months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness during the three and six months ended June 30, 2009 and 2008 was not material.

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

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2009 was approximately $5 million, for which the Company has posted cash collateral of $9 million in the normal course of business.

As of June 30, 2009, the Company held derivative instruments with absolute notional values as follows: interest rate caps of $6.4 billion, interest rate swaps of $1.2 billion, foreign exchange forward contracts of $46 million and commodity contracts for the purchase of 6 million gallons of unleaded gasoline.

The Company used significant observable inputs (Level 2 inputs) to determine the fair value of its derivative assets and liabilities. Derivatives entered into by the Company are typically executed over-the-counter and are valued using internal valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The principal techniques used to value these instruments are discounted cash flows and Black-Scholes option valuation models. These models take into account a variety of factors including, where applicable, maturity, commodity prices, interest rate yield curves, credit curves of the Company and counterparties, counterparty creditworthiness and forward and spot currency exchange rates. These factors are applied on a consistent basis and are based upon observable inputs where available.

Fair values of derivative instruments as of June 30, 2009 were as follows:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Category	Fair Value	Balance Sheet Category	Fair Value
Derivatives designated as hedging instruments (a)
Interest rate swaps	Other non-current assets	$1	Other non-current liabilities	$40

Total		$1		$40

Derivatives not designated as hedging instruments (a)
Foreign exchange forward contracts		$—	Other current liabilities	$5
Interest rate contracts		—	Liabilities under vehicle programs	2
Commodity contracts		—	Other current liabilities	1

Total		$—		$8

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within other comprehensive income, as discussed in Note 14—Stockholders’ Equity.

The effect of derivative instruments on the Statement of Operations for the three months ended June 30, 2009, was (i) a loss of $3 million recognized as a component of operating expenses related to foreign exchange forward contracts, (ii) a $3 million gain recognized as a component of operating expenses related to our commodity contracts and (iii) an insignificant loss recognized as a component of interest expense related to interest rate swaps not designated as hedging instruments. The loss on the interest rate swaps had no impact on net interest expense as it was offset by reduced interest expense on the underlying floating rate debt which it hedges.

The effect of derivative instruments on the Statement of Operations for the six months ended June 30, 2009, was (i) a loss of $4 million recognized as a component of operating expenses related to foreign exchange forward contracts, (ii) a gain of $3 million recognized as a component of operating expenses related to our commodity contracts and (iii) a loss of $2 million recognized as a component of interest expense related to interest rate swaps not designated as hedging instruments. The loss on the interest rate swaps had no impact on net interest expense as it was offset by reduced interest expense on the underlying floating rate debt which it hedges.

The Company also recognized a gain of $17 million and $24 million, as a component of other comprehensive income, net of tax, for the three and six months ended June 30, 2009, respectively, which relates to interest rate swaps designated as cash flow hedges.

7.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of June 30, 2009	As of December 31, 2008
Rental vehicles	$8,060	$7,502
Less: Accumulated depreciation	(1,208)	(1,219)

	6,852	6,283
Vehicles held for sale	112	881

Vehicles, net	$6,964	$7,164

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Depreciation expense	$387	$441	$733	$820
Lease charges	8	8	15	16
Gain on sales of vehicles, net and cost of vehicle disposition	(2)	(8)	(1)	(13)

Vehicle depreciation and lease charges, net	$393	$441	$747	$823

During the three months ended June 30, 2009 and 2008, vehicle interest, net on the accompanying Consolidated Condensed Statements of Operations excludes $39 million and $33 million, respectively, and for the six months ended June 30, 2009 and 2008, excludes $78 million and $66 million, respectively, of interest expense related to the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Condensed Statements of Operations.

8.	Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2009 is a benefit of 23.6%. Such rate differs from the Federal statutory rate of 35.0% primarily due to differences in the amount of stock-based compensation recorded for book and tax purposes. In addition, the Company established a valuation allowance related to certain state deferred tax assets.

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2008 is a provision of 42.9%. Such rate differs from the Federal statutory rate of 35.0% primarily due to state taxes and differences in the amount of stock-based compensation recorded for book and tax purposes.

9.	Equity Investment

At June 30, 2009, the Company’s equity-method investee and approximate ownership interest, based on outstanding shares, are as follows:

Company	Percentage Ownership
Carey Holdings, Inc.	47.9%

The Company’s investment in Carey Holdings, Inc. (“Carey”) is recorded within other non-current assets on the Consolidated Condensed Balance Sheets and the Company’s share of Carey’s operating results is reported within operating expenses on the Consolidated Condensed Statements of Operations. At June 30, 2009, the Company’s investment totaled $37 million, including a net loss of $6 million, representing the Company’s share of Carey’s operating results for the six months ended June 30, 2009. At December 31, 2008, the Company’s investment totaled $43 million.

10.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	As of June 30, 2009	As of December 31, 2008
Long-term income taxes payable	$476	$480
Public liability and property damage insurance liability	211	219
Accrued interest – tax contingencies	121	111
Pension liability	72	69
Other	229	242

	$1,109	$1,121

11.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Date	As of June 30, 2009	As of December 31, 2008
Floating rate term loan (a)	April 2012	$783	$787
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	375	375
7 3/4% notes	May 2016	375	375
Other		104	2

Total long-term debt		1,887	1,789
Less: Current portion		11	10

Long-term debt		$1,876	$1,779

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

In February 2007, the Company agreed to guarantee (the “Guarantee”) the payment of principal, premium, if any, and interest on the $1.0 billion aggregate principal amount of senior notes issued by Avis Budget Car Rental in April 2006 (the “Notes”). The Notes consist of Avis Budget Car Rental’s 7 5/8% Senior Notes due 2014, 7 3/4% Senior Notes due 2016 and Floating Rate Senior Notes due 2014. In consideration for providing the Guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. The $14 million consideration is being treated as deferred income and being amortized over the life of the debt. As of June 30, 2009, the deferred consideration remaining to be amortized amounted to $10 million.

Committed Credit Facilities and Available Funding Arrangements

At June 30, 2009, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility (a)	$1,150	$100	$735	$315
Letter of credit facility (b)	228	—	228	—

(a)

This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006 and amended in December 2008, has a five year term and as of June 30, 2009 bears interest at one month LIBOR plus 400 basis points. The senior credit facilities, which encompass the floating rate term loan and the revolving credit facility, are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. There is $315 million available capacity for the issuance of letters of credit, while the remaining borrowing capacity is $175 million as total outstanding borrowings are limited to $275 million under this secured revolving credit facility.

(b)	Final maturity date is March 2010.

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The senior credit facilities also contain a minimum EBITDA requirement (as defined in the senior credit facilities). As of June 30, 2009, the Company was in compliance with the financial covenants in its senior credit facilities.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of June 30, 2009	As of December 31, 2008
Debt due to Avis Budget Rental Car Funding (a)	$4,346	$5,142
Budget Truck financing:
Budget Truck Funding program	281	316
Capital leases	109	126
Other	616	450

	$5,352	$6,034

(a)	The decrease reflects reduced borrowings within Domestic Car Rental operations principally due to a decrease in the size of the Company’s car rental fleet.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at June 30, 2009:

	Vehicle- Backed Debt	Capital Leases	Total
Within 1 year	$2,632	$91	$2,723
Between 1 and 2 years	1,240	18	1,258
Between 2 and 3 years	892	—	892
Between 3 and 4 years	258	—	258
Between 4 and 5 years	—	—	—
Thereafter	221	—	221

	$5,243	$109	$5,352

As of June 30, 2009, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:
	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,621	$4,346	$1,275
Budget Truck financing:
Budget Truck Funding program (c)	281	281	—
Capital leases (d)	109	109	—
Other (e)	773	616	157

	$6,784	$5,352	$1,432

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $5.8 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $314 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by approximately $126 million of underlying vehicles.
(e)	The outstanding debt is collateralized by approximately $926 million of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions. As of June 30, 2009, the Company was not aware of any instances of non-compliance with such covenants.

13.	Commitments and Contingencies

Contingencies

The Internal Revenue Service (“IRS”) has commenced an audit of the Company’s taxable years 2003 through 2006, the year of the Separation. The Company has recorded a $476 million liability in respect of such taxable years, reflecting the Company’s current best estimates of the probable outcome with respect to certain tax positions. The Company believes that its accruals for tax liabilities, including the liabilities for which it is entitled to indemnification from Realogy and

Wyndham, are adequate for all remaining open years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

The rules governing taxation are complex and subject to varying interpretations. Therefore, the Company’s tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes the estimates and assumptions supporting its tax accruals are reasonable, the potential result of an audit or litigation related to tax could include a range of outcomes, and could result in tax liabilities for the Company that are materially different from those reflected in the Consolidated Condensed Financial Statements. Notwithstanding this, as discussed above, the Company is entitled to indemnification by Realogy and Wyndham for substantially all of its recorded liabilities for open tax matters and therefore does not expect such resolution to have a significant impact on its earnings, financial position or cash flows. As further discussed below, Realogy posted a letter of credit in April 2007 for the benefit of the Company related to its indemnification obligations to the Company.

In May 2009, President Obama’s administration proposed significant changes to the U.S. international tax laws. The Company is currently unable to predict whether any such new tax legislation could have a significant adverse impact to the Company’s effective tax rate, if and when it becomes effective.

The Company is involved in litigation alleging breach of contract and fraud arising out of the acquisition of a business in 1998 which occurred just prior to Cendant’s announcement of the discovery of accounting irregularities at its former CUC business units. The Company has accrued liabilities of approximately $105 million regarding such claims. Pursuant to the Separation Agreement (described below), Realogy and Wyndham have assumed all liabilities related to this litigation, as discussed below, and therefore a corresponding receivable has been established for such amount. Changes in liabilities related to such legal matters for which the Company is entitled to indemnification, and corresponding changes in the Company’s indemnification assets, are shown net on the Consolidated Condensed Statements of Operations. A judgment has been entered in favor of the plaintiffs with respect to this claim and as a result of payments made by Realogy and Wyndham in July 2009, the judgment was satisfied, subject to plaintiffs’ right to petition the court for reasonable attorneys’ fees. There was no net impact to the Company’s financial statements or cash balances as a result of the satisfaction of such payments.

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

The Company does not believe that the impact of any unresolved proceedings constituting Assumed Liabilities related to the litigation described above or other pre-Separation activities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities, which include liabilities associated with litigation which was retained by the Company in connection with the sale of its former Marketing Services division.

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

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $1.0 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The Company’s featured suppliers for the Avis and Budget brands are General Motors Company and Ford Motor Company, respectively, although the Company purchases vehicles produced by numerous other manufacturers. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase or guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at June 30, 2009 include (i) risks related to the Company’s repurchase or guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC and Hyundai Motor America, primarily with respect to receivables for program cars that have been returned to the car manufacturers and (ii) risks related to receivables from Realogy and Wyndham of $563 million and $343 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed of during third quarter 2006. These guarantees relate to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate operating leases is estimated to be approximately $269 million. At June 30, 2009, the liability recorded by the Company in connection with these guarantees was approximately $5 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

14.	Stockholders’ Equity

Dividends

For the six months ended June 30, 2009 and 2008, the Company did not pay cash dividends.

Share Repurchases

During the six months ended June 30, 2009, the Company did not repurchase any of its common stock. The Company used approximately $33 million of available cash to repurchase approximately 2.9 million shares of Avis Budget Group, Inc. common stock under its common stock repurchase program during the six months ended June 30, 2008.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2009	$7	$(149)	$(52)	$(194)
Current period change	53	24	—	77

Balance, June 30, 2009	$60	$(125)	$(52)	$(117)

All components of accumulated other comprehensive income (loss) are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(6)	$15	$(55)	$4
Other comprehensive income (loss):
Currency translation adjustments	62	14	53	25
Gains (losses) on cash flow hedges, net of tax	17	68	24	(2)

	79	82	77	23

Total comprehensive income	$73	$97	$22	$27

During the six months ended June 30, 2009 and 2008, the Company recorded unrealized gains on cash flow hedges of $39 million ($24 million, net of tax) and unrealized losses on cash flow hedges of $2 million, net of tax, respectively, in accumulated other comprehensive income (loss), which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt. Such amount in the six months ended June 30, 2009 and 2008, included $48 million of unrealized gains and $5 million of unrealized losses, excluding tax, respectively, on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding change in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheets.

15.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards based on the provisions of SFAS No. 123(R). The Company recorded stock-based compensation expense of $4 million and $2 million ($2 million and $1 million, after tax) during second quarter 2009 and 2008, respectively, and $7 million and $6 million ($4 million and $4 million, after tax) during the six months ended June 30, 2009 and 2008, respectively, related to employee stock awards that were granted by the Company.

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

In first quarter 2009, the Company granted approximately 4 million stock options to its employees under the Company’s 2007 Equity and Incentive Plan. The grant consisted of approximately 2.7 million time-vesting stock options, approximately 0.9 million performance-vesting stock options and approximately 0.4 million market-vesting stock options. The performance-vesting and market-vesting stock options also contain a time-vesting component.

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

The Company used the Black-Scholes option pricing model to calculate the fair value of the time-vesting and performance-vesting stock option awards granted in first quarter 2009. The Company determined the fair value of its market-vesting awards using a Monte Carlo simulation model with assumptions including, but not limited to, the options’ expected life and the price volatility of the underlying stock. Based on facts and circumstances at the time of the grant, the Company used a blended volatility rate that combines market-based measures of implied volatility with historical volatility as the most appropriate indicator of the Company’s expected volatility. The Company considered several factors in estimating the life of the options granted, including the historical option exercise behavior of employees and the option vesting periods. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero. Based on these assumptions, the fair value of each of the Company’s time-vesting, performance-vesting and market-vesting stock options issued in first quarter 2009 was estimated to be approximately $0.64, $0.59 and $0.45, respectively.

The following table presents the assumptions used to estimate the fair value of stock options at the time of the grant using the Black-Scholes and Monte Carlo simulation option pricing models:

Three Months Ended March 31, 2009
Expected volatility of stock price	130%
Risk-free interest rate	1.22% - 1.46%
Expected life of options	3-4 years
Dividend yield	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	Six Months Ended June 30, 2009
	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2009	2,673	$20.18	$5,003	$24.90
Granted at fair market value	—	—	4,012	0.79
Vested/exercised	(602)	21.98	—	—
Cancelled	(132)	22.21	(1,217)	25.73

Balance at June 30, 2009 (a)	1,939	19.49	7,798	12.36

(a)

As of June 30, 2009, the Company’s outstanding RSUs and stock options had an aggregate intrinsic value of $11 million and $19 million, respectively. Aggregate unrecognized compensation expense related to RSUs and unvested stock options amounted to $33 million and $2 million, respectively, as of June 30, 2009. The balance of RSUs at June 30, 2009 consisted of 1,034,000 related to time-based awards and 905,000 related to performance-based awards.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of June 30, 2009 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $10.00	9.6	4,011
$10.01 to $15.00	1.4	777
$15.01 to $20.00	2.0	355
$20.01 to $25.00	0.9	205
$25.01 to $30.00	1.9	1,373
$30.01 and above	0.5	1,077

	5.7	7,798

As of June 30, 2009, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, a weighted average remaining contractual life of 4.1 years and unrecognized compensation expense of $1 million.

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

	Three Months Ended June 30,
	2009		2008
	Revenues	EBITDA	Revenues	EBITDA
Domestic Car Rental	$1,031	$37	$1,241	$46
International Car Rental	183	18	230	25
Truck Rental	97	9	105	8
Corporate and Other (a)	1	(5)	1	(2)

Total Company	$1,312	59	$1,577	77

Less: Non-vehicle related depreciation and amortization		24		20
Interest expense related to corporate debt, net		37		32

Income (loss) before income taxes		$(2)		$25

	Six Months Ended June 30,
	2009		2008
	Revenues	EBITDA	Revenues	EBITDA
Domestic Car Rental	$1,991	$26	$2,377	$61
International Car Rental	347	37	460	55
Truck Rental	167	(1)	183	(2)
Corporate and Other (a)	1	(11)	2	(7)

Total Company	$2,506	51	$3,022	107

Less: Non-vehicle related depreciation and amortization		45		39
Interest expense related to corporate debt, net		77		61
Impairment		1		—

Income (loss) before income taxes		$(72)		$7

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Since December 31, 2008, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment, for which assets under vehicle programs amounted to approximately $5.8 billion and approximately $6.5 billion at June 30, 2009 and December 31, 2008, respectively.

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the three months and six months ended June 30, 2009 and 2008, Consolidating Condensed Balance Sheets as of June 30, 2009 and December 31, 2008, and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s Guarantee of the Notes issued by Avis Budget Car Rental. See Note 11—Long-term Debt and Borrowing Arrangements for additional description of these Notes. The Notes have separate investors than the equity investors of the Company and the Notes are guaranteed by certain subsidiaries.

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

In September 2007, Avis Budget Car Rental transferred certain assets and liabilities to Wizard Services, Inc., (“Wizard Services”) a newly created subsidiary. Wizard Services executed a Supplemental Indenture in January 2009 to become a subsidiary guarantor under the Indenture governing the Notes. Accordingly, financial information for Wizard Services for the three and six months ended June 30, 2009 and as of June 30, 2009, is presented in the “Guarantor Subsidiaries” column. Previously, such information was included in the “Subsidiary Issuers” column. Financial information for the three and six months ended June 30, 2008 and as of December 31, 2008 for Wizard Services has been recast to reflect Wizard Services as a Guarantor for comparability purposes.

Consolidating Condensed Statements of Operations

Three Months Ended June 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$871	$124	$—	$995
Other	—	—	238	471	(392)	317

Net revenues	—	—	1,109	595	(392)	1,312

Expenses
Operating	3	2	540	103	—	648
Vehicle depreciation and lease charges, net	—	—	347	320	(274)	393
Selling, general and administrative	3	—	112	18	—	133
Vehicle interest, net	—	—	66	16	(11)	71
Non-vehicle related depreciation and amortization	—	—	22	2	—	24
Interest expense related to corporate debt, net:
Interest expense	—	38	—	(1)	—	37
Intercompany interest expense (income)	—	(38)	38	—	—	—
Restructuring charges	—	—	7	1	—	8

Total expenses	6	2	1,132	459	(285)	1,314

Income (loss) before income taxes and equity in earnings of subsidiaries	(6)	(2)	(23)	136	(107)	(2)
Provision (benefit) for income taxes	(3)	—	(3)	10	—	4
Equity in earnings (loss) of subsidiaries	(3)	(1)	19	—	(15)	—

Net income (loss)	$(6)	$(3)	$(1)	$126	$(122)	$(6)

Six Months Ended June 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,677	$236	$—	$1,913
Other	1	—	439	913	(760)	593

Net revenues	1	—	2,116	1,149	(760)	2,506

Expenses
Operating	7	4	1,076	201	—	1,288
Vehicle depreciation and lease charges, net	—	—	658	608	(519)	747
Selling, general and administrative	5	—	230	32	—	267
Vehicle interest, net	—	—	131	33	(24)	140
Non-vehicle related depreciation and amortization	—	—	41	4	—	45
Interest expense related to corporate debt, net:
Interest expense	—	78	—	(1)	—	77
Intercompany interest expense (income)	—	(78)	78	—	—	—
Restructuring charges	—	—	12	1	—	13
Impairment	—	1	—	—	—	1

Total expenses	12	5	2,226	878	(543)	2,578

Income (loss) before income taxes and equity in earnings of subsidiaries	(11)	(5)	(110)	271	(217)	(72)
Provision (benefit) for income taxes	(6)	2	(32)	19	—	(17)
Equity in earnings (loss) of subsidiaries	(50)	(43)	35	—	58	—

Net income (loss)	$(55)	$(50)	$(43)	$252	$(159)	$(55)

Three Months Ended June 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,038	$156	$—	$1,194
Other	1	—	284	537	(439)	383

Net revenues	1	—	1,322	693	(439)	1,577

Expenses
Operating	1	7	678	125	—	811
Vehicle depreciation and lease charges, net	—	—	385	219	(163)	441
Selling, general and administrative	3	—	149	21	—	173
Vehicle interest, net	—	—	67	52	(45)	74
Non-vehicle related depreciation and amortization	—	—	18	2	—	20
Interest expense related to corporate debt, net:
Interest expense	—	33	—	(1)	—	32
Intercompany interest expense (income)	—	(33)	33	—	—	—
Separation costs, net	—	1	—	—	—	1

Total expenses	4	8	1,330	418	(208)	1,552

Income (loss) before income taxes and equity in earnings of subsidiaries	(3)	(8)	(8)	275	(231)	25
Provision (benefit) for income taxes	(1)	3	(7)	15	—	10
Equity in earnings (loss) of subsidiaries	17	28	29	—	(74)	—

Net income (loss)	$15	$17	$28	$260	$(305)	$15

Six Months Ended June 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,992	$321	$—	$2,313
Other	1	—	519	1,032	(843)	709

Net revenues	1	—	2,511	1,353	(843)	3,022

Expenses
Operating	2	7	1,319	260	—	1,588
Vehicle depreciation and lease charges, net	—	—	714	624	(515)	823
Selling, general and administrative	6	—	296	42	—	344
Vehicle interest, net	—	—	146	111	(98)	159
Non-vehicle related depreciation and amortization	—	—	35	4	—	39
Interest expense related to corporate debt, net:
Interest expense	(1)	64	—	(2)	—	61
Intercompany interest expense (income)	—	(64)	64	—	—	—
Separation costs, net	—	1	—	—	—	1

Total expenses	7	8	2,574	1,039	(613)	3,015

Income (loss) before income taxes and equity in earnings of subsidiaries	(6)	(8)	(63)	314	(230)	7
Provision (benefit) for income taxes	(3)	3	(26)	29	—	3
Equity in earnings (loss) of subsidiaries	7	18	55	—	(80)	—

Net income (loss)	$4	$7	$18	$285	$(310)	$4

Consolidating Condensed Balance Sheets

As of June 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$6	$105	$5	$318	$—	$434
Receivables, net	—	68	168	77	—	313
Deferred income taxes	1	—	95	3	(26)	73
Other current assets	181	76	73	55	—	385

Total current assets	188	249	341	453	(26)	1,205

Property and equipment, net	—	59	361	40	—	460
Deferred income taxes	12	281	256	21	—	570
Goodwill	—	—	74	1	—	75
Other intangibles, net	—	7	386	78	—	471
Other non-current assets	765	64	14	3	—	846
Intercompany receivables (payables)	(27)	710	(968)	285	—	—
Investment in subsidiaries	12	789	2,025	—	(2,826)	—

Total assets exclusive of assets under vehicle programs	950	2,159	2,489	881	(2,852)	3,627

Assets under vehicle programs:
Program cash	—	—	—	1	—	1
Vehicles, net	—	35	158	6,771	—	6,964
Receivables from vehicle manufacturers and other	—	—	—	100	—	100
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	117	—	117

	—	35	158	6,989	—	7,182

Total assets	$950	$2,194	$2,647	$7,870	$(2,852)	$10,809

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$191	$183	$432	$87	$(26)	$867
Current portion of long-term debt	—	9	2	—	—	11

Total current liabilities	191	192	434	87	(26)	878

Long-term debt	—	1,875	1	—	—	1,876
Other non-current liabilities	636	114	241	118	—	1,109

Total liabilities exclusive of liabilities under vehicle programs	827	2,181	676	205	(26)	3,863

Liabilities under vehicle programs:
Debt	—	26	109	871	—	1,006
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,346	—	4,346
Deferred income taxes	—	—	1,073	173	—	1,246
Other	—	—	—	225	—	225

	—	26	1,182	5,615	—	6,823

Total stockholders’ equity	123	(13)	789	2,050	(2,826)	123

Total liabilities and stockholders’ equity	$950	$2,194	$2,647	$7,870	$(2,852)	$10,809

As of December 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$11	$51	$15	$181	$—	$258
Receivables, net	—	108	179	73	—	360
Deferred income taxes	1	—	95	3	(24)	75
Other current assets	189	66	88	41	(4)	380

Total current assets	201	225	377	298	(28)	1,073

Property and equipment, net	—	60	385	40	—	485
Deferred income taxes	12	217	255	19	—	503
Goodwill	—	—	74	1	—	75
Other intangibles, net	—	7	387	73	—	467
Other non-current assets	765	99	21	4	—	889
Intercompany receivables (payables)	(29)	794	(1,075)	310	—	—
Investment in subsidiaries	(19)	752	1,961	—	(2,694)	—

Total assets exclusive of assets under vehicle programs	930	2,154	2,385	745	(2,722)	3,492

Assets under vehicle programs:
Program cash	—	—	—	12	—	12
Vehicles, net	—	—	174	6,990	—	7,164
Receivables from vehicle manufacturers and other	—	—	—	533	—	533
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	117	—	117

	—	—	174	7,652	—	7,826

Total assets	$930	$2,154	$2,559	$8,397	$(2,722)	$11,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$205	$234	$410	$80	$(28)	$901
Current portion of long-term debt	—	10	—	—	—	10

Total current liabilities	205	244	410	80	(28)	911

Long-term debt	—	1,779	—	—	—	1,779
Other non-current liabilities	632	125	251	113	—	1,121

Total liabilities exclusive of liabilities under vehicle programs	837	2,148	661	193	(28)	3,811

Liabilities under vehicle programs:
Debt	—	50	126	716	—	892
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,142	—	5,142
Deferred income taxes	—	—	1,020	168	—	1,188
Other	—	—	—	192	—	192

	—	50	1,146	6,218	—	7,414

Total stockholders’ equity	93	(44)	752	1,986	(2,694)	93

Total liabilities and stockholders’ equity	$930	$2,154	$2,559	$8,397	$(2,722)	$11,318

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(4)	$16	$30	$715	$(69)	$688

Investing activities
Property and equipment additions	—	(8)	(5)	(1)	—	(14)
Proceeds received on asset sales	—	6	—	1	—	7
Proceeds received from Realogy and Wyndham, net	2	—	—	—	—	2
Other, net	—	(1)	—	—	—	(1)

Net cash provided by (used in) investing activities exclusive of vehicle programs	2	(3)	(5)	—	—	(6)

Vehicle programs:
Decrease in program cash	—	—	—	11	—	11
Investment in vehicles	—	(11)	—	(3,938)	—	(3,949)
Proceeds received on disposition of vehicles	—	21	3	3,942	—	3,966
Distribution from Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	47	—	47

	—	10	3	62	—	75

Net cash provided by investing activities	2	7	(2)	62	—	69

Financing activities
Proceeds from borrowings	—	100	—	—	—	100
Principal payments on borrowings	—	(5)	(1)	—	—	(6)
Net intercompany transactions	(1)	(43)	(20)	(5)	69	—
Other, net	(2)	—	—	—	—	(2)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(3)	52	(21)	(5)	69	92

Vehicle programs:
Proceeds from borrowings	—	—	—	4,261	—	4,261
Principal payments on borrowings	—	(21)	(17)	(5,059)	—	(5,097)
Net change in short-term borrowings	—	—	—	144	—	144

	—	(21)	(17)	(654)	—	(692)

Net cash provided by (used in) financing activities	(3)	31	(38)	(659)	69	(600)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	19	—	19

Net increase (decrease) in cash and cash equivalents	(5)	54	(10)	137	—	176
Cash and cash equivalents, beginning of period	11	51	15	181	—	258

Cash and cash equivalents, end of period	$6	$105	$5	$318	$—	$434

Six Months Ended June 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(2)	$76	$(1)	$876	$(109)	$840

Investing activities
Property and equipment additions	—	(7)	(34)	(6)	—	(47)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	—	(71)	—	—	(71)
Proceeds received on asset sales	—	6	1	2	—	9
Proceeds received from Realogy and Wyndham, net	1	—	—	—	—	1
Other, net	(1)	(3)	(6)	1	—	(9)

Net cash used in investing activities exclusive of vehicle programs	—	(4)	(110)	(3)	—	(117)

Vehicle programs:
Decrease in program cash	—	—	—	1	—	1
Investment in vehicles	—	(131)	(9)	(6,062)	—	(6,202)
Proceeds received on disposition of vehicles	—	67	1	3,959	—	4,027
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	(343)	—	(343)

	—	(64)	(8)	(2,445)	—	(2,517)

Net cash used in investing activities	—	(68)	(118)	(2,448)	—	(2,634)

Financing activities
Principal payments on borrowings	(1)	(4)	—	—	—	(5)
Repurchases of common stock	(33)	—	—	—	—	(33)
Net intercompany transactions	16	(8)	144	(261)	109	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	(18)	(12)	144	(261)	109	(38)

Vehicle programs:
Proceeds from borrowings	—	30	—	5,769	—	5,799
Principal payments on borrowings	—	(9)	(25)	(4,102)	—	(4,136)
Net change in short-term borrowings	—	—	—	226	—	226
Other, net	—	(6)	(2)	—	—	(8)

	—	15	(27)	1,893	—	1,881

Net cash provided by (used in) financing activities	(18)	3	117	1,632	109	1,843

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1)	—	(1)

Net increase (decrease) in cash and cash equivalents	(20)	11	(2)	59	—	48
Cash and cash equivalents, beginning of period	37	99	12	66	—	214

Cash and cash equivalents, end of period $	$17	$110	$10	$125	$—	$262

18.	Subsequent Event

The Company evaluated events through August 5, 2009 for consideration as a subsequent event to be included in its June 30, 2009 Financial Statements issued August 5, 2009.

On July 23, 2009, the Company’s Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $450 million in asset-backed notes to provide funds for repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. These notes’ expected final payment date is in October 2012.

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

Car rental volumes are closely associated with the travel industry, particularly airline passenger volumes, or enplanements. Because we operate primarily in the United States and generate a significant portion of our revenue from our on-airport operations, we expect that our ability to generate revenue growth will be somewhat dependent on increases in domestic enplanements. We have also experienced significant per-unit fleet cost increases over the last four years, which have negatively impacted our margins. Accordingly, our ability to achieve profit margins consistent with prior periods remains dependent on our ability to successfully manage our costs and to implement changes in our pricing programs. Our vehicle rental operations are seasonal. Historically, the third quarter of the year has been our strongest quarter due to the increased level of leisure travel and household moving activity. Any occurrence that disrupts rental activity during the third quarter could have a disproportionate adverse effect on our results of operations. We have a partially variable cost structure and routinely adjust the size and, therefore, the cost of our rental fleet in response to fluctuations in demand. However, certain expenses, such as rent, are fixed and cannot be reduced in response to seasonal fluctuations in our operations.

We believe that the following trends, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which declined in 2008 compared to 2007 and are expected to decline again in 2009;

•	Rising per-unit car fleet costs and changes in conditions in the used vehicle marketplace;

•	Changes in the financial condition of vehicle manufacturers;

•	Difficulty in achieving sustained pricing increases;

•	Our expansion in off-airport or local vehicle rentals, including insurance replacement rentals;

•	Increases in borrowing costs, and decreases in market appetite for, corporate and vehicle-related debt;

•	Changes in foreign exchange rates; and

•	Demand for truck rentals, which have been impacted by the decline in economic activity.

Many of these trends are the result of the current downturn in the U.S. and worldwide economies and have caused our results for the three and six months ended June 30, 2009 to be significantly lower than for the three and six months ended June 30,

2008. Due to reduced demand for travel services, rising borrowing costs and other factors, there can be no assurance that we will be able to satisfy the minimum EBITDA requirement and other covenants contained in our senior credit facilities and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or obtain a replacement for such facilities. The financial covenants to our senior credit facilities were amended in December 2008 and commencing with our fiscal quarter ending June 30, 2010, the requirement to maintain a quarterly minimum trailing twelve month EBITDA (as defined in our senior credit facilities) under these financial covenants will cease and be replaced by the maximum leverage ratio that was in place prior to the December 2008 amendments. There can also be no assurance that past results will be indicative of results we will achieve in 2009 or future periods. We have also been impacted by, and may be further impacted by, the current financial market disruptions as we rely heavily on financing for our operations, particularly asset-backed financing. See “Risk Factors” set forth in Item 1A of our 2008 Form 10-K.

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

THREE MONTHS ENDED JUNE 30, 2009 VS. THREE MONTHS ENDED JUNE 30, 2008

Our consolidated results of operations comprised the following:

	Three Months Ended June 30,
	2009	2008	Change
Net revenues	$1,312	$1,577	$(265)
Total expenses	1,314	1,552	(238)

Income (loss) before income taxes	(2)	25	(27)
Provision for income taxes	4	10	(6)

Net income (loss)	$(6)	$15	$(21)

During second quarter 2009, our net revenues decreased $265 million (17%) principally due to (i) a 17% decrease in T&M revenue in our car rental operations resulting primarily from a 21% decrease in car rental days, partially offset by a 7% increase in T&M revenue per day in our domestic car rental operations, (ii) a 17% decrease in total ancillary revenues, also resulting from decreased car rental days, and (iii) an 8% decrease in truck rental T&M revenue. In addition, the revenue decrease includes a negative impact of $34 million related to the effect of foreign currency exchange rate fluctuations on the translation of our international operations’ results into U.S. dollars.

Total expenses decreased $238 million (15%) principally due to decreases of (i) $163 million (20%) in operating expenses largely resulting from the 21% decrease in car rental days and reduced staffing levels, (ii) $51 million (10%) in vehicle depreciation, vehicle interest and lease charges resulting from a 21% decline in our average car rental fleet and (iii) $40 million (23%) in selling, general and administrative expenses mainly related to reduced marketing and commission expenditures, most of which are volume-related. The decrease in total expenses includes a positive impact from foreign currency exchange rates of $29 million, including our foreign exchange earnings hedges, and also reflects numerous actions taken in late 2008 and the first half of 2009 to reduce non-volume-related expenses. These year-over-year expense decreases were partially offset by (i) an $8 million restructuring charge recorded in second quarter 2009, primarily for severance costs tied to recent headcount reductions, and (ii) a $5 million increase in interest expense on corporate debt related to the December 2008 amendments to our senior credit facilities.

As a result of these items, partially offset by a $6 million decrease in our provision for income taxes, our net income decreased $21 million to a net loss of $6 million.

In second quarter 2009, we had income tax expense of $4 million on a loss before income taxes of $2 million, compared to an effective tax rate of 40.0% in second quarter 2008.

Following is a discussion of the results of each of our reportable segments during the three months ended June 30:

		Revenues			EBITDA
		2009	2008	% Change	2009	2008	% Change
	Domestic Car Rental	$1,031	$1,241	(17%)	$37	$46	(20%)
	International Car Rental	183	230	(20)	18	25	(28)
	Truck Rental	97	105	(8)	9	8	13
	Corporate and Other (a)	1	1	*	(5)	(2)	*

	Total Company	$1,312	$1,577		59	77

Less:	Non-vehicle related depreciation and amortization				24	20
	Interest expense related to corporate debt, net				37	32

	Income (loss) before income taxes				$(2)	$25

(*)	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Domestic Car Rental

Revenues and EBITDA decreased $210 million (17%) and $9 million (20%), respectively, in second quarter 2009 compared with 2008, primarily due to decreased demand for car rental services.

The revenue decrease of $210 million was comprised of a $160 million (17%) decrease in T&M revenue and a $50 million (17%) decrease in ancillary revenues. The decrease in T&M revenue was principally the result of a 22% decrease in rental days, partially offset by a 7% year-over-year increase in T&M revenue per day. The $50 million decrease in ancillary revenues was also primarily due to the decline in rental days and reflected (i) a $30 million decrease in gasoline sales, which was more than offset in EBITDA by $40 million of decreased gasoline expense, (ii) a $13 million decrease in airport concession and vehicle licensing revenues, $8 million of which was offset in EBITDA by lower airport concessions and vehicle licensing expense remitted to airport and other regulatory authorities, and (iii) a $7 million decrease in GPS rentals, counter sales of insurance and other items (although revenues per transaction increased year-over-year).

We continued to reduce costs during the second quarter in response to the decline in demand. EBITDA reflected a $125 million (19%) decrease in operating expenses including (i) a $64 million decrease in expenses associated with car rental volume and fleet size, primarily related to agency operator commissions, shuttling expenses, credit card fees and other items, (ii) a $34 million decrease in selling, general and administration expenses related to decreases in marketing and commission expenditures, most of which are volume-related, and other items due primarily to management’s actions to reduce expenditures, and (iii) a $25 million decrease in employee costs, rents and other expenses related primarily to reduced domestic staffing levels and the closure of unprofitable locations. EBITDA also reflected $33 million (9%) of decreased fleet depreciation and lease charges resulting from the 22% decrease in the average size of our domestic rental fleet, while per-unit fleet costs increased 17%. The decreases in expenses were slightly offset by $6 million of restructuring charges recorded in second quarter 2009 related to the Company’s previously announced cost reduction initiatives.

International Car Rental

Revenues and EBITDA decreased $47 million (20%) and $7 million (28%), respectively, in second quarter 2009 compared with second quarter 2008, primarily due to the impact of foreign currency exchange rate movements and lower demand for car rentals.

The revenue decrease of $47 million was comprised of a $33 million (21%) decrease in car rental T&M revenue and a $14 million (19%) decrease in ancillary revenues. The total decline in revenue includes a $34 million decrease related to foreign currency exchange rates, impacting T&M revenue by $23 million and ancillary revenues by $11 million, and was largely offset in EBITDA by the opposite impact on expenses of $29 million. The decrease in T&M revenue was principally driven by a 12% decrease in T&M revenue per day, all of which is due to movements in foreign currency exchange rates, and a 10% decrease in rental days. The $14 million decrease in ancillary revenues was primarily due to the impact of foreign currency exchange rates, as well as the decline in rental days, and reflected (i) a $7 million decrease in counter sales of insurance, GPS rentals and other items, (ii) a $4 million decrease in airport concession and vehicle licensing revenues, which was offset in EBITDA by lower airport concessions and vehicle licensing expense remitted to airport and other regulatory authorities, and (iii) a $3 million decrease in gasoline sales, which was offset in EBITDA by lower gasoline costs.

EBITDA reflected a $23 million (20%) decrease in operating expenses including (i) a $12 million decrease in costs associated with decreased rental volume and fleet size primarily related to agency operator commissions, credit card fees, maintenance and damage, vehicle licensing and other costs, (ii) a $6 million decrease in salaries and wages, rents and other costs related primarily to reduced staffing levels and (iii) a $4 million decrease in selling, general and administrative expenses related primarily to decreased marketing and commission expenditures and other expenses. EBITDA also benefited from $10 million (18%) of decreased fleet depreciation and lease charges, reflecting a 10% decrease in the average size of our international rental fleet and a 9% decrease in per-unit fleet costs. The decreases in expenses were slightly offset by $1 million of restructuring charges recorded in second quarter 2009 related to the Company’s previously announced cost reduction initiatives.

Truck Rental

Revenues decreased $8 million (8%) while EBITDA increased $1 million (13%) in second quarter 2009 compared with second quarter 2008.

The revenue decrease was primarily due to a decline of $7 million (8%) in T&M revenue, which reflected an 8% decrease in rental days, while T&M revenue per day remained unchanged year-over-year. EBITDA benefited from (i) a decrease of $8 million (14%) in direct operating costs primarily due to decreased employee costs and decreased operating commissions related to lower transaction volumes and (ii) a decline of $5 million (17%) in fleet depreciation, interest and lease charges reflecting lower per-unit fleet costs, partially offset by an increase of $5 million in insurance related expenses. Second quarter 2009 results also include a $1 million restructuring charge related to the Company’s previously announced cost reduction initiatives.

SIX MONTHS ENDED JUNE 30, 2009 VS. SIX MONTHS ENDED JUNE 30, 2008

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2009	2008	Change
Net revenues	$2,506	$3,022	$(516)
Total expenses	2,578	3,015	(437)

Income (loss) before income taxes	(72)	7	(79)
Provision for (benefit from) for income taxes	(17)	3	(20)

Net income (loss)	$(55)	$4	$(59)

During the six months ended June 30, 2009, our net revenues decreased $516 million (17%) principally due to (i) an 18% decrease in T&M revenue in our car rental operations resulting primarily from a 19% decrease in domestic and international car rental days, partially offset by a 1% increase in T&M revenue per day, (ii) a 16% decrease in ancillary revenues, also resulting from decreased car rental days, and (iii) a 9% decrease in truck rental T&M revenue. In addition, the total revenue decrease includes a negative impact of $84 million related to the effect of foreign currency exchange rate fluctuations on the translation of our international operations’ results into U.S. dollars.

Total expenses decreased $437 million (14%) principally due to decreases of (i) $300 million (19%) in operating expenses largely resulting from the 19% decrease in car rental days and reduced staffing levels, (ii) $77 million (22%) in selling, general and administrative expenses mainly related to reduced marketing and commission expenditures, most of which are volume-related, (iii) $76 million (9%) in vehicle depreciation and lease charges resulting from an 18% decline in our average car rental fleet and (iv) $19 million (12%) in vehicle interest resulting from the decline in our average car rental fleet. The decrease in total expenses includes a positive impact from foreign currency exchange rates of $74 million including our foreign exchange earnings hedges and also reflects numerous actions taken in late 2008 and the first half of 2009 to reduce non-volume-related expenses. These year-over-year decreases were partially offset by (i) a $16 million increase in interest expense on corporate debt related to the December 2008 amendments to our senior credit facilities, (ii) $13 million in restructuring costs, primarily for severance costs tied to recent headcount reductions, and (iii) a $6 million increase in non-vehicle related depreciation and amortization expense. As a result of these items, partially offset by a $20 million increase in our benefit from income taxes, we incurred a net loss of $55 million for the six months ended June 30, 2009 compared to $4 million of net income during the same period in 2008.

Our effective tax rate for continuing operations was a benefit and a provision of 23.6% and 42.9% for the six months ended June 30, 2009 and 2008, respectively.

Following is a discussion of the results of each of our reportable segments during the six months ended June 30:

		Revenues			EBITDA
		2009	2008	% Change	2009	2008	% Change
Domestic Car Rental		$1,991	$2,377	(16%)	$26	$61	(57%)
International Car Rental		347	460	(25)	37	55	(33)
Truck Rental		167	183	(9)	(1)	(2)	*
Corporate and Other (a)		1	2	*	(11)	(7)	*

	Total Company	$2,506	$3,022		51	107

Less:	Non-vehicle related depreciation and amortization				45	39
	Interest expense related to corporate debt, net				77	61
	Impairment (b)				1	—

Income (loss) before income taxes					$(72)	$7

(*)	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)	In first quarter 2009, we recorded an approximately $1 million charge for the impairment of an investment.

Domestic Car Rental

Revenues and EBITDA decreased $386 million (16%) and $35 million (57%), respectively, in the six months ended June 30, 2009 compared with the prior year period, primarily due to decreased demand for car rental services.

The revenue decrease of $386 million was comprised of a $302 million (16%) decrease in T&M revenue and an $84 million (16%) decrease in ancillary revenues. The decrease in T&M revenue was principally the result of a 20% decrease in rental days, partially offset by a 5% year-over-year increase in T&M revenue per day. The $84 million decrease in ancillary revenues was also primarily due to the decline in rental days and reflected (i) a $48 million decrease in gasoline sales, which was more than offset in EBITDA by $63 million of decreased gasoline expense, (ii) a $25 million decrease in airport concession and vehicle licensing revenues, which was completely offset by lower airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) an $11 million decrease in counter sales of insurance, GPS rentals and other items.

We have aggressively reduced costs in response to the sharp decline in demand. EBITDA reflected a $226 million (17%) decrease in operating expenses including (i) a $99 million decrease in expenses associated with car rental volume and fleet size, primarily related to agency operator commissions, shuttling expenses, credit card fees, maintenance and damage and other items, (ii) a $62 million decrease in selling, general and administrative expenses related to decreases in marketing and commission expenditures, most of which are volume-related, and other items due primarily to management’s actions to reduce expenditures, (iii) a $43 million decrease in employee costs, rents and other expenses related primarily to reduced domestic staffing levels and the closure of unprofitable locations, (iv) a $13 million decrease in vehicle interest related to lower fleet levels and (v) a $9 million decrease in insurance-related costs, as our liability-related and workers’ compensation claims experience has continued to develop favorably compared to earlier actuarial estimates. EBITDA also benefited from $48 million (7%) of decreased fleet depreciation and lease charges resulting from the 19% decrease in the average size of our domestic rental fleet, while per-unit fleet costs increased 15%. The decreases in expenses were partially offset by $11 million of restructuring costs recorded in the six months ended June 30, 2009 related to the Company’s previously announced cost reduction initiatives.

International Car Rental

Revenues and EBITDA decreased $113 million (25%) and $18 million (33%), respectively, in the six months ended June 30, 2009 compared with six months ended June 30, 2008, primarily due to the impact of foreign currency exchange rate movements and lower demand for car rentals.

The revenue decrease of $113 million was comprised of an $84 million (26%) decrease in car rental T&M revenue and a $29 million (21%) decrease in ancillary revenues. The total decline in revenue includes an $84 million decrease related to foreign currency exchange rates, impacting T&M revenue by $58 million and ancillary revenues by $26 million, and was largely offset in EBITDA by the opposite impact on expenses of $74 million, including our foreign exchange earnings hedges. The decrease in T&M revenue was principally driven by a 19% decrease in T&M revenue per day, all of which is due to movements in foreign currency exchange rates, and a 9% decrease in rental days. The $29 million decrease in ancillary revenues was due to the decline in rental days and reflected (i) a $17 million decrease in counter sales of insurance, GPS rentals and other items, (ii) a $6 million decrease in airport concession and vehicle licensing revenues, which was more than offset by $14 million lower airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) a $6 million decrease in gasoline sales, which was offset in EBITDA by lower gasoline costs.

EBITDA reflects a $55 million (24%) decrease in operating expenses including (i) a $26 million decrease in costs associated with decreased rental volume and fleet size primarily related to agency operator commissions, credit card fees, maintenance and damage, vehicle licensing and other costs, (ii) a $12 million decrease in employee costs, rents and other expenses related primarily to reduced staffing levels, (iii) an $11 million decrease in selling, general and administrative expenses related primarily to decreased marketing and commission expenditures and (iv) a $5 million decrease in vehicle interest related to lower fleet levels. EBITDA also benefited from $21 million (19%) of decreased fleet depreciation and lease charges, reflecting a 7% decrease in the average size of our international rental fleet and a 13% decrease in per-unit fleet costs. The decreases in expenses were slightly offset by a $1 million restructuring charge recorded in the six months ended June 30, 2009 related to the Company’s cost reduction initiatives.

Truck Rental

Revenues decreased $16 million (9%) while EBITDA increased $1 million (50%) in the six months ended June 30, 2009 compared with the same period in 2008.

The revenue decrease was primarily due to a decline of $14 million (9%) in T&M revenue, which reflected an 8% decrease in rental days and a 1% decrease in T&M revenue per day. The decrease in rental days was primarily the result of a decrease in the volume of commercial rentals. EBITDA benefited from (i) a decrease of $13 million (13%) in direct operating costs primarily due to reduced employee costs related to lower staffing levels and (ii) $9 million (16%) less fleet depreciation, interest and lease charges reflecting lower per-unit fleet costs, partially offset by an increase of $5 million in insurance related expenses. The six months ended June 30, 2009 results also include a $1 million restructuring charge related to the Company’s cost reduction initiatives.

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

FINANCIAL CONDITION

	June 30, 2009	December 31, 2008	Change
Total assets exclusive of assets under vehicle programs	$3,627	$3,492	$135
Total liabilities exclusive of liabilities under vehicle programs	3,863	3,811	52
Assets under vehicle programs	7,182	7,826	(644)
Liabilities under vehicle programs	6,823	7,414	(591)
Stockholders’ equity	123	93	30

Total assets exclusive of assets under vehicle programs increased $135 million due to (i) a $176 million increase in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows” for a detailed discussion) and (ii) a $65 million increase in deferred income taxes, offset by (i) a $47 million decrease in accounts receivable, primarily due to the collection of incentives from manufacturers, (ii) a $43 million decrease in other non-current assets, mainly related to amortization of deferred debt financing cost and deferred compensation, and (iii) a $25 million decrease in property and equipment.

Total liabilities exclusive of liabilities under vehicle programs increased $52 million primarily due to a $98 million increase in corporate debt related to outstanding borrowings under our revolving credit facility, offset by (i) a $34 million decrease in accounts payable and other current liabilities, primarily related to our derivatives, and (ii) a $12 million decrease in other non-current liabilities, related to deferred compensation and insurance liabilities.

Assets under vehicle programs decreased $644 million primarily due to (i) a $433 million decrease in receivables from vehicle manufacturers and (ii) a $200 million decrease in our net vehicles.

Liabilities under vehicle programs decreased $591 million, reflecting a decrease in our borrowings due to reductions in the size of our car rental fleet to match reduced car rental demand. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $30 million, primarily due to a $77 million increase in accumulated other comprehensive income resulting from currency translation and net unrealized gains in our cash flow hedges, offset by a net loss of $55 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At June 30, 2009, we had $434 million of cash on hand, an increase of $176 million from $258 million at December 31, 2008. The following table summarizes such increase:

	Six Months Ended June 30,
	2009	2008	Change
Cash provided by (used in):
Operating activities	$688	$840	$(152)
Investing activities	69	(2,634)	2,703
Financing activities	(600)	1,843	(2,443)
Effect of exchange rate changes	19	(1)	20

Net change in cash and cash equivalents	$176	$48	$128

During the six months ended June 30, 2009, we generated $152 million less cash from operating activities in comparison to the same period in 2008. This change principally resulted from revenue and volume declines in the six months ended June 30, 2009, partially offset by lower expenses driven by our cost savings initiatives and a decreased use of cash for working capital requirements.

We used approximately $2.7 billion less cash in investing activities during the six months ended June 30, 2009 compared with the same period in 2008. This change primarily reflects the activities of our vehicle programs, which (i) used approximately $2.3 billion less cash to purchase substantially fewer vehicles than in the prior-year period and, (ii) benefited from the absence of the $343 million capital contribution to Avis Budget Rental Car Funding (AESOP) LLC in the prior year, as well as the use of $71 million less cash for acquisitions and $33 million less cash for capital expenditures. These reduced outflows were partially offset by a $61 million reduction in proceeds received on the disposition of vehicles. We anticipate aggregate capital expenditures will approximate $55-$60 million in 2009.

We generated approximately $2.4 billion less cash from financing activities during the six months ended Junes 30, 2009 compared with the same period in 2008. This change primarily reflects reduced borrowings and increased principal repayments of debt under our vehicle programs, slightly offset by (i) $100 million in borrowings under our corporate credit facilities and (ii) the absence of $33 million used for the repurchase of common stock in the prior year.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2009, we had approximately $7.2 billion of indebtedness (including corporate indebtedness of approximately $1.9 billion and debt under vehicle programs of approximately $5.4 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of June 30, 2009	As of December 31, 2008	Change
Floating rate term loan (a) (b)	April 2012	$783	$787	$(4)
Floating rate notes (a)	May 2014	250	250	—
7 5/8% notes (a)	May 2014	375	375	—
7 3/4% notes (a)	May 2016	375	375	—
Other		104	2	102

		$1,887	$1,789	$98

(a)

As of June 30, 2009 the floating rate term loan and floating rate notes bear interest at three month LIBOR plus 375 basis points and three month LIBOR plus 250 basis points, respectively. We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.

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

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of June 30, 2009	As of December 31, 2008	Change
Debt due to Avis Budget Rental Car Funding (a)	$4,346	$5,142	$(796)
Budget Truck financing:
Budget Truck Funding program	281	316	(35)
Capital leases	109	126	(17)
Other	616	450	166

	$5,352	$6,034	$(682)

(a)	The decrease reflects reduced borrowings within Domestic Car Rental operations principally due to a decrease in the size of our car rental fleet.

As of June 30, 2009, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility (a)	$1,150	$100	$735	$315
Letter of credit facility (b)	228	—	228	—

(a)

This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006 and amended in December 2008, has a five year term and as of June 30, 2009 bears interest at one-month LIBOR plus 400 basis points. The senior credit facilities, which encompass the floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of substantially all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property. There is $315 million available capacity for the issuance of letters of credit, while the remaining borrowing capacity is $175 million as total outstanding borrowings are limited to $275 million under this credit facility.

(b)	Final maturity date is March 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at June 30, 2009:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,621	$4,346	$1,275
Budget Truck financing
Budget Truck Funding program (c)	281	281	—
Capital leases (d)	109	109	—
Other (e)	773	616	157

	$6,784	$5,352	$1,432

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $5.8 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $314 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by approximately $126 million of vehicles.
(e)	The outstanding debt is collateralized by approximately $926 million of vehicles and related assets.

LIQUIDITY RISK

Our primary liquidity needs include the payment of operating expenses, servicing of corporate and vehicle related debt and procurement of rental vehicles to be used in our operations. Our primary sources of funding are operating revenue, cash received upon sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our revolving credit facility.

As discussed above, as of June 30, 2009, we have cash and cash equivalents of more than $400 million, available letter of credit capacity under our revolving credit facility of more than $300 million, and available capacity under our vehicle programs of more than $1.4 billion.

Our liquidity position has been and may be negatively affected by the current financial market disruptions and the current downturn in the U.S. and worldwide economies, which have resulted in and may result in further unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. These factors have contributed to and could further contribute to changes in the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, the downturn in the U.S. economy and the disruption in the credit markets could further impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, such as the increased costs, including additional collateral requirements, incurred in connection with recent amendments to our asset-backed conduit facilities and increased costs and decreased capacity that resulted from recent amendments to our senior credit facilities, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Ford Motor Company, Hyundai Motor America, Kia Motors America or Chrysler Group LLC, being unable or unwilling to honor its obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) any potential disruption to our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, including our ability to renew or replace our asset-backed car rental conduit facilities as they mature in 2009, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement. Financial guaranty firms Ambac Assurance Corporation, MBIA Insurance Corporation, Assured Guaranty Corp. and Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.) currently provide financial guaranties for approximately $1.45 billion, $725 million, $250 million and $125 million, respectively, of our domestic term asset-backed car rental financing. On April 27, 2009, Syncora announced that it has suspended payment of all claims, and if an insolvency event were to occur with respect to Syncora or any other financial guaranty firm, the financing guaranteed by Syncora or such other financial guaranty firm would be required to be repaid.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. As of June 30, 2009, we were in compliance with the financial covenants in our senior credit facilities. Commencing with our fiscal quarter ending June 30, 2010, the requirement to maintain a quarterly minimum trailing twelve month EBITDA under the financial covenants of our amended senior credit facilities will be replaced by the maximum leverage ratio that was in place prior to the December 2008 amendment. For additional information regarding our liquidity risks, please see Part I, Item 1A, “Risk Factors” of our 2008 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2008 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $3.6 billion from December 31,

2008 to approximately $1.0 billion at June 30, 2009. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources— Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

As of June 30, 2009, our liability recorded for tax obligations was $476 million. The Internal Revenue Service (“IRS”) has commenced an audit of our taxable years 2003 through 2006, the year of the Separation. We are entitled to indemnification by Realogy and Wyndham for substantially all of our recorded liabilities for open tax matters and therefore do not expect such resolution to have a significant impact on our earnings, financial position or cash flows. Realogy posted a letter of credit in April 2007 for the benefit of the Company related to its indemnification obligations to the Company. We do not anticipate our liability recorded for tax obligations to significantly change due to the settlement of audits or expirations of statute of limitations within twelve months. For additional information regarding our contractual obligations, including information regarding the letter of credit referred to above, see Note 13 to our Consolidated Condensed Financial Statements.

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

During 2009, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”

•	FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

•	FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

•	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

•	SFAS No. 165, “Subsequent Events”

•	SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”

We will adopt the following recently issued accounting pronouncements as required:

•	SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment to FASB statement No. 140”

•	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”

For detailed information regarding these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates and foreign currency exchange rates. We used June 30, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

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

Vehicle Rental Litigation

Environmental Matters

In connection with an administrative enforcement proceeding against our Avis Rent A Car System, LLC subsidiary by the New York State Department of Environmental Conservation (the “DEC”) alleging violations of various state environmental conservation laws and regulatory requirements at certain of its petroleum bulk storage (“PBS”) facilities in New York City, Avis Rent A Car paid a $154,500 civil fine and has implemented certain remedial measures as ordered by the DEC. In connection with allegations by the DEC of violations of various state environmental conservation laws and regulatory requirements at certain of its PBS and hazardous substance/chemical bulk storage facilities in New York City, our Budget Rent A Car System, Inc. subsidiary has paid a $125,000 civil fine and has implemented certain corrective actions. None of the alleged violations which were subject to these fines resulted in any environmental harm or risk to public health, but rather were technical or procedural in nature.

Previously Reported Matters

The following summarizes material developments that have occurred in our previously reported legal proceedings.

Corporate Litigation

With respect to CSI Investments et al. v. Cendant et al. (S.D.N.Y) (the “Credentials Litigation”), an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998, the Court of Appeals for the Second Circuit has affirmed the ruling of the district court. As a result, judgment was entered in favor of the plaintiffs in the amount of approximately $98 million, plus post-judgment interest and reasonable attorneys’ fees. Pursuant to the Separation Agreement, Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of the liability related to the Credentials Litigation, and as a result of payments made by Realogy and Wyndham in July 2009, the judgment was satisfied, subject to plaintiffs’ right to petition the court for reasonable attorneys’ fees. There was no net impact to our financial statements or cash balances as a result of such payments.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 12, 2009, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 21, 2009, a copy of which was filed with the Securities and Exchange Commission. At such meeting, our stockholders:

•	approved the election of nine directors for a term of one year,

•	ratified the appointment of Deloitte & Touche LLP as the auditors of the financial statements for fiscal year 2009,

•	approved an amendment to our Amended and Restated Certificate of Incorporation to permit a reverse stock split of our Common Stock at a ratio from one-for-two to one-for-twenty, or not at all,

•	approved amendments to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan, and

•	approved the Avis Budget Group, Inc. Employee Stock Purchase Plan.

In addition, our stockholders approved a shareholder proposal requesting that the Board of Directors adopt a “majority voting” standard in uncontested elections for the Board of Directors. A second shareholder proposal requesting a feasibility report concerning greenhouse gas emissions was not approved. Set forth below are the voting results from the Annual Meeting.

Proposal 1:	To elect nine directors for a one-year term.

Results:

	In Favor	Withheld
Ronald L. Nelson	86,445,871	4,049,815
Mary C. Choksi	85,889,744	4,605,942
Leonard S. Coleman	85,796,585	4,699,101
Martin L. Edelman	86,016,891	4,478,795
John D. Hardy, Jr.	85,443,201	5,052,485
Lynn Krominga	85,386,394	5,109,292
Eduardo G. Mestre	84,962,889	5,532,797
F. Robert Salerno	87,192,332	3,303,354
Stender E. Sweeney	86,512,001	3,983,685

Proposal 2:	To ratify the appointment of Deloitte & Touche LLP as Avis Budget Group’s Independent Auditors for the year ending December 31, 2009.

Results:

For	Against	Abstain
88,642,603	1,512,786	340,297

Proposal 3:	To approve an amendment to our Amended and Restated Certificate of Incorporation to permit a reverse stock split of our Common Stock at a ratio from one-for-two to one-for-twenty, or not at all.

Results:

For	Against	Abstain
83,043,292	6,952,866	499,528

Proposal 4:	To approve amendments to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan.

Results:

For	Against	Abstain
48,566,830	8,168,792	331,608

Proposal 5:	To approve the Avis Budget Group, Inc. Employee Stock Purchase Plan.

Results:

For	Against	Abstain
54,260,263	2,526,650	280,317

Proposal 6:	To approve a shareholder proposal requesting that the Board of Directors adopt a “majority voting” standard in uncontested elections for the Board of Directors.

Results:

For	Against	Abstain
83,062,161	6,761,448	672,077

Proposal 7:	To approve a shareholder proposal requesting that the Board of Directors prepare a report concerning the feasibility of adopting quantitative goals for reducing total greenhouse gas emissions from Avis Budget Group’s rental car operations.

Results:

For	Against	Abstain
6,350,972	47,513,823	3,202,435

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: August 5, 2009	/s/ David B. Wyshner
David B. Wyshner
Executive Vice President and Chief Financial Officer

Date: August 5, 2009	/s/ Brett D. Weinblatt
Brett D. Weinblatt
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 27, 2009).

10.1	Amendment No. 2 to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 18, 2009). **

10.2	Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 18, 2009). **

10.3	Amendment No. 3 to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan. **

10.4	Form of Other Stock or Cash-Based Award Agreement. **

10.5	Series 2009-1 Supplement, dated as of July 23, 2009, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2009-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2009).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	Denotes management contract or compensatory plan.