Form 10-Q
period 2009-09-30
AVIS BUDGET GROUP, INC.
filed 2009-11-03
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the issuer’s common stock was 101,988,727 shares as of October 31, 2009.

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

•	the trading price of our stock, which could limit our access to capital;

•	risks associated with litigation involving the Company;

•	our exposure to fluctuations in foreign exchange rates; and

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

Other factors and assumptions not identified above, including those described under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above, as well as those described under headings such as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and those that may be disclosed from time to time in filings and furnishings with the Securities and Exchange Commission, in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Vehicle rental	$1,123	$1,298	$3,036	$3,611
Other	342	403	935	1,112

Net revenues	1,465	1,701	3,971	4,723

Expenses
Operating	731	847	2,020	2,435
Vehicle depreciation and lease charges, net	357	473	1,104	1,296
Selling, general and administrative	155	171	421	513
Vehicle interest, net	75	74	215	234
Non-vehicle related depreciation and amortization	26	23	71	62
Interest expense related to corporate debt, net	37	31	114	92
Restructuring charges	1	6	14	6
Impairment	—	1,262	1	1,262
Separation costs	—	—	—	2

Total expenses	1,382	2,887	3,960	5,902

Income (loss) before income taxes	83	(1,186)	11	(1,179)
Provision for (benefit from) income taxes	26	(180)	9	(176)

Net income (loss)	$57	$(1,006)	$2	$(1,003)

Earnings (loss) per share:
Basic	$0.55	$(9.91)	$0.02	$(9.84)
Diluted	$0.54	$(9.91)	$0.02	$(9.84)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$470	$258
Receivables, net	307	360
Deferred income taxes	89	75
Other current assets	263	380

Total current assets	1,129	1,073

Property and equipment, net	439	485
Deferred income taxes	546	503
Goodwill	76	75
Other intangibles, net	477	467
Other non-current assets	839	889

Total assets exclusive of assets under vehicle programs	3,506	3,492

Assets under vehicle programs:
Program cash	7	12
Vehicles, net	6,135	7,164
Receivables from vehicle manufacturers and other	163	533
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	151	117

	6,456	7,826

Total assets	$9,962	$11,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$846	$901
Current portion of long-term debt	12	10

Total current liabilities	858	911

Long-term debt	1,873	1,779
Other non-current liabilities	1,121	1,121

Total liabilities exclusive of liabilities under vehicle programs	3,852	3,811

Liabilities under vehicle programs:
Debt	887	892
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	3,629	5,142
Deferred income taxes	1,266	1,188
Other	99	192

	5,881	7,414

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 136,915,861 and 136,812,802 shares	1	1
Additional paid-in capital	9,092	9,197
Accumulated deficit	(2,642)	(2,644)
Accumulated other comprehensive income (loss)	(71)	(194)
Treasury stock, at cost— 34,617,266 and 35,030,086 shares	(6,151)	(6,267)

Total stockholders’ equity	229	93

Total liabilities and stockholders’ equity	$9,962	$11,318

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net income (loss)	$2	$(1,003)

Adjustments to reconcile net income (loss) to net cash provided by operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	71	62
Goodwill, tradename and investment impairment	1	1,262
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	25	24
Income taxes and deferred income taxes	(8)	(193)
Accounts payable and other current liabilities	30	(13)
Other, net	33	12

Net cash provided by operating activities exclusive of vehicle programs	154	151

Vehicle programs:
Vehicle depreciation	1,096	1,267

	1,096	1,267

Net cash provided by operating activities	1,250	1,418

Investing Activities
Property and equipment additions	(19)	(65)
Proceeds received on asset sales	10	13
Proceeds received from Realogy and Wyndham, net	2	3
Net assets acquired, net of cash acquired, and acquisition-related payments	—	(88)
Other, net	(2)	(14)

Net cash used in investing activities exclusive of vehicle programs	(9)	(151)

Vehicle programs:
Decrease in program cash	5	1
Investment in vehicles	(5,019)	(7,023)
Proceeds received on disposition of vehicles	5,424	5,021
Distribution from (investment in) Avis Budget Rental Car Funding (AESOP) LLC—related party	19	(343)

	429	(2,344)

Net cash provided by (used in) investing activities	420	(2,495)

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Financing Activities
Proceeds from borrowings	100	—
Principal payments on borrowings	(8)	(7)
Repurchases of common stock	—	(33)
Other, net	(2)	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	90	(40)

Vehicle programs:
Proceeds from borrowings	5,728	6,836
Principal payments on borrowings	(7,335)	(5,927)
Net change in short-term borrowings	36	388
Other, net	(6)	(8)

	(1,577)	1,289

Net cash (used in) provided by financing activities	(1,487)	1,249

Effect of changes in exchange rates on cash and cash equivalents	29	(12)

Net increase in cash and cash equivalents	212	160
Cash and cash equivalents, beginning of period	258	214

Cash and cash equivalents, end of period	$470	$374

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

The U.S. economy appears to have been in recession throughout 2008 and for at least a portion of 2009. Historically, the Company’s results of operations have declined during periods of general economic weakness. The effects of the recession contributed to the significant year-over-year decline in the results of the Company’s operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, excluding the 2008 impairment charge. If economic conditions in the United States worsen, the Company’s results of operations could be materially and adversely impacted.

The Company relies upon financing for its operations, particularly asset-backed financing, through asset-backed securities and the lending market, for its vehicle fleet. In fourth quarter 2008, the Company amended and renewed its two asset-backed domestic rental car conduit facilities and as a result of these amendments and renewals, the Company’s borrowing costs and collateral requirements for 2009 have increased compared to 2008. In October 2009, the Company combined these facilities into one facility, renewed such facility for $1.9 billion and reduced the associated borrowing costs; such facility now matures in October 2010. During July and October 2009, the Company issued a total of $900 million in asset-backed notes for rental car financing. The existing availability under the asset-backed vehicle financing programs including the asset-backed conduit facility should be sufficient to fund the Company’s Domestic Car Rental fleet for 2010. Approximately $42 million and $1.1 billion of term asset-backed financings for the Company’s car rental operations will mature before the end of 2009 and in 2010, respectively. A default by, or insolvency of, any of the financial-guaranty firms that have insured a portion of the Company’s outstanding vehicle-backed debt could affect the timing for repayment of such debt.

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

Cost Reduction Initiatives. In light of the challenging conditions facing its business as well as for competitive reasons, the Company has taken numerous actions to reduce expenses, including implementing a five-point plan designed to reduce costs and improve efficiency. This plan includes (i) significant reductions in operating costs, fleet costs, selling, general and administrative expenses, headcount, discretionary spending and other variable costs, (ii) improving station, channel and customer profitability, (iii) strengthening the Company’s pricing strategies and marketing, selling and affinity efforts, (iv) consolidation of both customer facing and non-customer facing activities and locations to reduce costs and provide synergies, and (v) consolidation of purchasing and procurement programs and practices. The Company closed and consolidated certain facilities and terminated employees in fourth quarter 2008 and the nine months ended September 30, 2009 in conjunction with this initiative (see Note 2—Restructuring Charges). The Company has also generated and expects to generate additional cost savings in 2009 through implementation of its Performance Excellence process improvement initiative, which began in late 2007. The Company has also identified a number of additional cost reduction measures that it could implement, if necessary, to offset additional costs.

Notwithstanding the December 2008 amendments to the Company’s senior credit facilities and its cost reduction initiatives, due to reduced demand for travel services, disruption in the credit markets, rising borrowing costs, the Company’s dependence on vehicle manufacturers, and other factors, there can be no assurance that the Company will be able to generate sufficient earnings to enable it to satisfy the minimum EBITDA requirement or other covenants included in its senior credit facilities, the asset-backed conduit facilities used to finance a portion of its domestic car rental operations or other borrowing agreements. The Company’s failure to comply with these covenants, if not waived, would cause a default under the senior credit facilities and could result in principal under the conduit facilities being required to be repaid from a portion of vehicle disposition proceeds and lease payments the Company makes to its vehicle program subsidiaries and adversely affect the Company’s liquidity position. If such a failure were to occur, there can be no assurance that the Company would be able to refinance or obtain a replacement for such facilities and in certain circumstances such failure could also give rise to a default under the instruments that govern its other indebtedness. As of September 30, 2009, the Company was in compliance with the financial covenants of its senior credit facilities.

Adoption of New Accounting Standards during 2009

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), as codified in FASB Accounting Standards Codification (“ASC”) topic 805, Business Combinations. The Company adopted FSP FAS 141(R)-1 on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), as codified in FASB ASC topic 320, Investments—Debt and Equity Securities. FSP FAS 115-2 and FAS 124-2 provides additional guidance on how to evaluate whether an impairment of a debt security is other than temporary and for recognition of any such impairment in the financial statements. The Company adopted FSP FAS 115-2 and FAS 124-2 on June 30, 2009, as required, and it had no impact on its financial statements.

In April 2009, FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), as codified in FASB ASC topic 820, Fair Value Measurements and Disclosures. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 applies prospectively for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 on June 30, 2009, as required, and it had no impact on its financial statements.

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), as codified in FASB ASC topic 825, Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments”, as codified in ASC topic 825, and requires a publicly traded entity to include disclosures about the fair value of its financial instruments for its interim reporting periods as well as its annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 on June 30, 2009, as required, and it did not have a significant impact on its financial statements; however, it did result in enhanced disclosure about the fair value of financial instruments in the Company’s interim financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”), as codified in FASB ASC topic 855, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 on June 30, 2009, as required, and it did not have a significant impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”), as codified in FASB ASC topic 105, Generally Accepted Accounting Principles. SFAS No. 168 replaces FASB Statement No. 162 to allow the FASB Accounting Standards Codification to become the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. The Company adopted SFAS No. 168 on July 1, 2009, as required, and it did not have a significant impact on its financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”). ASU No. 2009-5 clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted ASU No. 2009-05 on July 1, 2009, as required, and it had no impact on its financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”), as codified in FASB ASC topic 860, Transfers and Servicing. SFAS No. 166 (i) removes the concept of a Qualifying Special Purpose Entity (“QSPE”) from FASB No. 140, as codified in FASB ASC topic 860, Transfers and Servicing, and eliminates the exception from applying FIN 46(R), as codified in FASB ASC topic 810, Consolidation, to variable interest entities that are QSPEs, (ii) amends the accounting for transfers of financial assets and (iii) increases the related disclosures about transfers of financial assets. SFAS No. 166 applies to fiscal years beginning on or after November 15, 2009 and transfers that occurred both before and after its effective date. The Company will adopt SFAS No. 166 on January 1, 2010, as required, and does not believe it will have a significant impact on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), as codified in FASB ASC topic 810, Consolidation. SFAS No. 167 changes the method for determining the primary beneficiary of a variable interest entity (“VIE”) from a quantitative-based risks and rewards calculation to a qualitative approach to identify which entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, subject to certain exceptions. SFAS No. 167 applies prospectively for fiscal years beginning on or after November 15, 2009. The Company will adopt SFAS No. 167 on January 1, 2010, as required, and does not believe it will have a significant impact on its financial statements.

2.	Restructuring Charges

During 2008 and 2009, the Company implemented various strategic initiatives within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments as part of its five-point plan announced in November 2008. These initiatives are targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. During the nine months ended September 30, 2009, as part of the five-point plan, the Company eliminated approximately 1,700 positions, resulting in the termination of approximately 1,200 employees within its Domestic Car Rental, International Car Rental and Truck Rental segments and the closure and consolidation of certain facilities, including data center, back-office administrative locations and local market vehicle rental locations. As a result of these actions, the Company incurred $1 million and $14 million in restructuring-related charges for the three and nine months ended September 30, 2009, respectively.

At September 30, 2009, the remaining liability relating to restructuring actions amounted to $5 million, primarily for lease obligation costs. As part of the five-point plan, the Company continues to implement steps to reduce costs and consolidate certain customer facing and non-customer facing activities and locations. The Company expects further restructuring costs of approximately $3 million to be incurred through December 31, 2009 and is continuing to look at other initiatives expected to reduce costs and may incur further restructuring costs.

The restructuring charges and corresponding utilization are recorded within the Company’s segments as follows:

	Domestic Car Rental	International Car Rental	Truck Rental	Total
Balance as of January 1, 2009 (a)	$12	$2	$2	$16
Incremental charges (b)	12	1	1	14
Cash payment/utilization	(20)	(3)	(2)	(25)

Balance at September 30, 2009	$4	$—	$1	$5

The initial recognition of the restructuring charges and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related(c)	Asset Impairments(d)	Total
Balance as of January 1, 2009 (a)	$10	$5	$1	$16
Incremental charges (b)	10	3	1	14
Cash payment/utilization	(19)	(5)	(1)	(25)

Balance September 30, 2009	$1	$3	$1	$5

(a)

The January 1, 2009 balance includes the 2008 initial charge that primarily represented severance benefits resulting from the reductions in staff. As of September 30, 2009, the Company had terminated all of these employees.

(b)

During the nine months ended September 30, 2009, the Company incurred additional restructuring charges primarily for severance benefits resulting from the reductions in staff and the closure of certain facilities. The Company formally communicated the termination of employment to approximately 1,200 employees, representing a wide range of employee groups. As of September 30, 2009, the Company had terminated substantially all of these employees.

(c)	At September 30, 2009, the remaining liability relates primarily to required minimum lease payments.
(d)	At September 30, 2009, the remaining asset impairment liability relates primarily to shuttle buses held for sale.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$57	$(1,006)	$2	$(1,003)

Basic weighted average shares outstanding	102.3	101.6	102.1	101.9
Stock options and restricted stock units (a)	2.2	—	1.3	—

Diluted weighted average shares outstanding	104.5	101.6	103.4	101.9

Earnings per share:
Basic	$0.55	$(9.91)	$0.02	$(9.84)
Diluted	$0.54	$(9.91)	$0.02	$(9.84)

(a)

As the Company incurred a net loss for the three and nine months ended September 30, 2008, all outstanding stock options and restricted stock units have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options (a)	3.4	5.3	3.4	5.3

(a)	For the three and nine months ended September 30, 2008, all outstanding stock options were anti-dilutive, as the Company incurred a loss from continuing operations.

4.	Acquisitions

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

During the nine months ended September 30, 2009, the Company acquired the exclusive rights to certain Domestic Car Rental franchise territories, primarily due to a legal settlement, resulting in trademark intangible assets of $1 million. These acquisitions were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

During the nine months ended September 30, 2008, the Company acquired the exclusive rights to certain vehicle rental franchise territories and related assets, which included $36 million of associated vehicles, for $87 million in cash, resulting in trademark intangible assets of $50 million. These acquisitions for 2008 relate primarily to the Company’s Domestic Car Rental segment and were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

5.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements	$73	$21	$52	$73	$20	$53
Customer lists	19	9	10	19	8	11
Other	2	1	1	2	1	1

	$94	$31	$63	$94	$29	$65

Unamortized Intangible Assets
Goodwill (a)	$76			$75

Trademarks (b)	$414			$402

(a)	The increase in goodwill is due to fluctuations in foreign currency.
(b)	The increase in trademarks is primarily due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was approximately $1 million during the third quarter of 2009 and 2008. For the nine months ended September 30, 2009 and 2008, amortization expense was approximately $2 million.

Based on the Company’s amortizable intangible assets at September 30, 2009, the Company expects amortization expense of approximately $1 million for the remainder of 2009 and approximately $3 million for each of the five fiscal years thereafter.

6.	Financial Instruments

Debt Instruments

The fair value of the Company’s debt instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In some cases where quoted market prices are not available, prices are derived by considering the yield of the benchmark security that was issued to initially price the instruments and adjusting this rate by the estimated credit spread that market participants would demand for the instruments as of the measurement date. In situations where long-term borrowings are part of a conduit facility backed by short-term floating rate debt, the Company has determined that its carrying value approximates the fair value of this debt. The carrying amounts of cash and cash equivalents, accounts receivable, program cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The carrying amounts and estimated fair values of debt instruments are as follows:

	September 30, 2009
	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$12	$12
Long-term debt	1,873	1,684

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	3,629	3,536
Vehicle-backed debt	884	885

Derivative instruments and hedging activities

The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Australian dollar, British pound, Canadian dollar and the New Zealand dollar. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the fair value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to twelve months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness during the three and nine months ended September 30, 2009 and 2008 was not material.

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

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the aggregate fair value of assets needed to settle these derivatives on September 30, 2009 was approximately $6 million, for which the Company has posted cash collateral of $7 million in the normal course of business.

As of September 30, 2009, the Company held derivative instruments with absolute notional values as follows: interest rate caps of $5.5 billion, interest rate swaps of $1.6 billion, foreign exchange forward contracts of $29 million and commodity contracts for the purchase of 3 million gallons of unleaded gasoline.

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

Fair values of derivative instruments as of September 30, 2009 were as follows:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Category	Fair Value	Balance Sheet Category	Fair Value
Derivatives designated as hedging instruments (a)
Interest rate swaps		$—	Other non-current liabilities	$44

Total		$—		$44

Derivatives not designated as hedging instruments (a)
Foreign exchange forward contracts	Other current assets	$1	Other current liabilities	$3
Interest rate contracts	Assets under vehicle programs	1	Liabilities under vehicle programs	3

Total		$2		$6

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within other comprehensive income, as discussed in Note 15—Stockholders’ Equity.

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three months ended September 30, 2009 was (i) a loss of $1 million recognized as a component of operating expenses related to foreign exchange forward contracts, (ii) an insignificant loss recognized as a component of operating expenses related to our commodity contracts and (iii) a $2 million loss recognized as a component of interest expense related to interest rate swaps not designated as hedging instruments. The loss on the interest rate swaps had no impact on net interest expense as it was offset by reduced interest expense on the underlying floating rate debt which it hedges.

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2009, was (i) a loss of $5 million recognized as a component of operating expenses related to foreign exchange forward contracts, (ii) a gain of $3 million recognized as a component of operating expenses related to our commodity contracts and (iii) a loss of $4 million recognized as a component of interest expense related to interest rate swaps not designated as hedging instruments. The loss on the interest rate swaps had no impact on net interest expense as it was offset by reduced interest expense on the underlying floating rate debt which it hedges.

The Company also recognized a gain of $2 million and $26 million, as a component of other comprehensive income, net of tax, for the three and nine months ended September 30, 2009, respectively, which relates to interest rate swaps designated as cash flow hedges.

7.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of September 30, 2009	As of December 31, 2008
Rental vehicles	$7,005	$7,502
Less: Accumulated depreciation	(1,081)	(1,219)

	5,924	6,283
Vehicles held for sale	211	881

Vehicles, net	$6,135	$7,164

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Depreciation expense	$363	$448	$1,096	$1,267
Lease charges	23	18	37	34
(Gain) loss on sales of vehicles, net and cost of vehicle disposition	(29)	7	(29)	(5)

Vehicle depreciation and lease charges, net	$357	$473	$1,104	$1,296

For the three months ended September 30, 2009 and 2008, vehicle interest, net on the accompanying Consolidated Condensed Statements of Operations excludes $38 million and $33 million, respectively, and for the nine months ended September 30, 2009 and 2008, excludes $116 million and $99 million, respectively, of interest expense related to the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Condensed Statements of Operations.

8.	Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2009 is a provision of 81.8%. Such rate differs from the Federal statutory rate of 35.0% primarily due to foreign withholding taxes and the differences in the amount of stock-based compensation recorded for book and tax purposes.

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

At September 30, 2009, the Company’s equity-method investee and approximate ownership interest, based on outstanding shares, are as follows:

Company	Percentage Ownership
Carey Holdings, Inc.	47.9%

The Company’s investment in Carey Holdings, Inc. (“Carey”) is recorded within other non-current assets on the Consolidated Condensed Balance Sheets and the Company’s share of Carey’s operating results is reported within operating expenses on the Consolidated Condensed Statements of Operations. At September 30, 2009, the Company’s investment totaled $34 million, including a net loss of $9 million, representing the Company’s share of Carey’s operating results for the nine months ended September 30, 2009. As of September 30, 2009, Carey has not met the financial covenants in certain of its debt agreements and is currently in discussions with its lenders. At December 31, 2008, the Company’s investment totaled $43 million.

10.	Other Current Assets

Other current assets consisted of:

	As of September 30, 2009	As of December 31, 2008
Prepaid expenses	$130	$127
Receivables from Realogy (a)	52	112
Receivables from Wyndham (a)	34	70
Other	47	71

	$263	$380

(a)

Represents amounts due for certain contingent and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation and services performed under the Transition Services Agreement entered into in connection with the Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At September 30, 2009 and December 31, 2008, there are corresponding liabilities recorded within accounts payable and other current liabilities.

11.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	As of September 30, 2009	As of December 31, 2008
Long-term income taxes payable	$476	$480
Public liability and property damage insurance liability	217	219
Accrued interest – tax contingencies	126	111
Pension liability	75	69
Other	227	242

	$1,121	$1,121

12.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Date	As of September 30, 2009	As of December 31, 2008
Floating rate term loan (a)	April 2012	$780	$787
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	375	375
7 3/4% notes	May 2016	375	375
Other (a)		105	2

Total long-term debt		1,885	1,789
Less: Current portion		12	10

Long-term debt		$1,873	$1,779

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

In February 2007, the Company agreed to guarantee (the “Guarantee”) the payment of principal, premium, if any, and interest on the $1.0 billion aggregate principal amount of senior notes issued by Avis Budget Car Rental in April 2006 (the “Notes”). The Notes consist of Avis Budget Car Rental’s 7 5/8% Senior Notes due 2014, 7 3/4% Senior Notes due 2016 and Floating Rate Senior Notes due 2014. In consideration for providing the Guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. The $14 million consideration is being treated as deferred income and being amortized over the life of the debt. As of September 30, 2009, the deferred consideration remaining to be amortized amounted to $9 million.

Committed Credit Facilities and Available Funding Arrangements

At September 30, 2009, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility (a)	$1,150	$100	$730	$320
Letter of credit facility (b)	100	—	100	—

(a)

This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006 and amended in December 2008, has a five year term and as of September 30, 2009 bears interest at one month LIBOR plus 400 basis points. The senior credit facilities, which encompass the floating rate term loan and the revolving credit facility, are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. There is $320 million available capacity for the issuance of letters of credit, while the remaining borrowing capacity is $175 million, as total outstanding borrowings are limited to $275 million under this secured revolving credit facility.

(b)	Final maturity date is March 2010.

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The senior credit facilities also contain a minimum EBITDA requirement (as defined in the senior credit facilities). As of September 30, 2009, the Company was in compliance with the financial covenants in its senior credit facilities.

13.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of September 30, 2009	As of December 31, 2008
Debt due to Avis Budget Rental Car Funding (a)	$3,629	$5,142
Budget Truck financing:
Budget Truck Funding program	249	316
Capital leases	76	126
Other	562	450

	$4,516	$6,034

(a)	The decrease reflects reduced borrowings within Domestic Car Rental operations principally due to a decrease in the size of the Company’s car rental fleet.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at September 30, 2009:

	Vehicle-Backed Debt	Capital Leases	Total
Within 1 year	$1,600	$66	$1,666
Between 1 and 2 years	1,036	10	1,046
Between 2 and 3 years	1,525	—	1,525
Between 3 and 4 years	75	—	75
Between 4 and 5 years	—	—	—
Thereafter	204	—	204

	$4,440	$76	$4,516

As of September 30, 2009, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,059	$3,629	$1,430
Budget Truck financing:
Budget Truck Funding program (c)	249	249	—
Capital leases (d)	76	76	—
Other (e)	810	562	248

	$6,194	$4,516	$1,678

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $5.1 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $302 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by approximately $91 million of underlying vehicles.
(e)	The outstanding debt is collateralized by approximately $964 million of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions. As of September 30, 2009, the Company was not aware of any instances of non-compliance with such covenants.

14.	Commitments and Contingencies

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

The rules governing taxation are complex and subject to varying interpretations. Therefore, the Company’s tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes the estimates and assumptions supporting its tax accruals are reasonable, the potential result of an audit or litigation related to tax could include a range of outcomes, and could result in tax liabilities for the Company that are materially different from those reflected in the Consolidated Condensed Financial Statements. Notwithstanding this, as discussed above, the Company is entitled to indemnification by Realogy and Wyndham for substantially all of its recorded liabilities for open tax matters and therefore does not expect such resolution to have a material impact on its earnings, financial position or cash flows. As further discussed below, Realogy posted a letter of credit in April 2007 for the benefit of the Company related to its indemnification obligations to the Company.

As a result of payments made by Realogy and Wyndham in July 2009, the judgment in respect of the litigation alleging breach of contract and fraud arising out of the acquisition of a business in 1998 which occurred just prior to Cendant’s announcement of the discovery of accounting irregularities at its former CUC business units was satisfied. Plaintiffs have petitioned the court for attorneys’ fees in the amount of $33 million and the Company has accrued liabilities of approximately $12 million in respect of this petition based on its assessment of amounts that plaintiffs are likely to recover. Regardless of the ultimate outcome of the petition for attorney’s fees, pursuant to the Separation Agreement (described below), Realogy and Wyndham have assumed all liabilities related to this litigation, as discussed below, and therefore a corresponding receivable has been established for such amount. Additionally, a letter of credit, as discussed below, has been posted by Realogy to cover its share of the estimated liabilities it has assumed related to this litigation. Changes in liabilities related to such legal matters for which the Company is entitled to indemnification, and corresponding changes in the Company’s indemnification assets, are shown net on the Consolidated Condensed Statements of Operations. There was no net impact to the Company’s financial statements or cash balances as a result of the satisfaction of this judgment or the petition for attorneys’ fees.

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

In October 2009, a jury rendered a verdict against the Company regarding an action filed in 2003 by one of the Company’s licensees for breach of contract and other claims related to the Company’s acquisition of its Budget vehicle rental business in 2002. The Company plans to file a motion to set aside the jury’s decision or grant a new trial. The Company has accrued liabilities of $18 million related to this litigation.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including contract disputes, business practices issues, insurance claims, intellectual property claims, environmental issues and other commercial, tax and employment matters, including wage and hour claims. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse impact on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could adversely impact the Company’s results of operations or cash flows in a particular reporting period.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $4.4 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The Company’s featured suppliers for the Avis and Budget brands are General Motors Company and Ford Motor Company, respectively, although the Company purchases vehicles produced by numerous other manufacturers. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase or guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at September 30, 2009 include (i) risks related to the Company’s repurchase or guaranteed depreciation agreements with domestic and foreign car manufacturers, including Chrysler Group LLC, General Motors Company, Hyundai Motor America, Kia Motors America and Ford Motor Company primarily with respect to receivables for program cars that have been returned to the car manufacturers and (ii) risks related to receivables from Realogy and Wyndham of $506 million and $310 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed of during third quarter 2006. These guarantees relate to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate operating leases is estimated to be approximately $253 million. At September 30, 2009, the liability recorded by the Company in connection with these guarantees was approximately $5 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

15.	Stockholders’ Equity

Dividends

For the nine months ended September 30, 2009 and 2008, the Company did not pay cash dividends.

Share Repurchases

During the nine months ended September 30, 2009, the Company did not repurchase any of its common stock. The Company used approximately $33 million of available cash to repurchase approximately 2.9 million shares of Avis Budget Group, Inc. common stock under its common stock repurchase program during the nine months ended September 30, 2008.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2009	$7	$(149)	$(52)	$(194)
Current period change	97	26	—	123

Balance, September 30, 2009	$104	$(123)	$(52)	$(71)

All components of accumulated other comprehensive income (loss) are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$57	$(1,006)	$2	$(1,003)
Other comprehensive income (loss):
Currency translation adjustments	44	(74)	97	(49)
Gains (losses) on cash flow hedges, net of tax	2	(3)	26	(4)

	46	(77)	123	(53)

Total comprehensive income (loss)	$103	$(1,083)	$125	$(1,056)

During the nine months ended September 30, 2009 and 2008, the Company recorded unrealized gains on cash flow hedges of $42 million ($26 million, net of tax) and unrealized losses on cash flow hedges of $4 million, net of tax, respectively, in accumulated other comprehensive income (loss), which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt. Such amount in the nine months ended September 30, 2009 and 2008, included $54 million of unrealized gains and $11 million of unrealized losses, excluding tax, respectively, on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding change in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheets.

16.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards based on the estimated fair value of the award at the grant date and is recognized as an expense in the Consolidated Condensed Statement of Operations over the requisite service period. The Company recorded stock-based compensation expense of $4 million and $4 million ($2 million and $2 million, after tax) during third quarter 2009 and 2008, respectively, and $10 million and $11 million ($6 million and $6 million, after tax) during the nine months ended September 30, 2009 and 2008, respectively, related to employee stock awards that were granted by the Company.

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

The time-based awards cliff vest on the two-year anniversary of the date of grant while the performance-based awards vest on the one-year anniversary of the date of grant provided certain minimum EBITDA levels are attained. The market-based awards were granted to the Company’s CEO and President and vest on the two-year anniversary of the date of grant. The vesting of the market-based awards is conditional on the average closing stock price of the Company’s common stock equaling or exceeding $5 for a 20 consecutive trading day period. This criterion has been met. The option exercise price was set at the closing price of the Company’s common stock on the date of the grant and the options expire 10 years from the date of the grant. The performance-vesting stock options expire immediately if vesting criteria are not met by the deadline of such criteria.

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

The following table presents the assumptions used to estimate the fair value of stock options at the time of the grant using the Black-Scholes and Monte Carlo simulation option pricing models:

Three Months Ended March 31, 2009
Expected volatility of stock price	130%
Risk-free interest rate	1.22% - 1.46%
Expected life of options	3-4 years
Dividend yield	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	Nine Months Ended September 30, 2009
	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2009	2,673	$20.18	5,003	$24.90
Granted at fair market value	—	—	4,012	0.79
Vested/exercised	(612)	21.96	—	—
Cancelled	(192)	22.90	(1,639)	25.68

Balance at September 30, 2009 (a)	1,869	19.32	7,376	11.61

(a)

As of September 30, 2009, the Company’s outstanding RSUs and stock options had an aggregate intrinsic value of $25 million and $50 million, respectively. Aggregate unrecognized compensation expense related to RSUs and unvested stock options amounted to $28 million and $2 million, respectively, as of September 30, 2009. The balance of RSUs at September 30, 2009 consisted of 1,029,000 units related to time-based awards and 840,000 units related to performance-based awards.

The table below summarizes information regarding the Company’s outstanding stock options as of September 30, 2009 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $5.00	9.3	4,007
$5.01 to $10.00	—	—
$10.01 to $15.00	1.2	738
$15.01 to $20.00	2.0	314
$20.01 to $25.00	0.8	178
$25.01 to $30.00	1.9	1,167
$30.01 and above	0.3	972

	5.6	7,376

As of September 30, 2009, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, a weighted average remaining contractual life of 3.8 years and unrecognized compensation expense of $1 million.

17.	Segment Information

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

	Three Months Ended September 30,
	2009		2008
	Revenues	EBITDA	Revenues	EBITDA
Domestic Car Rental	$1,109	$102	$1,319	$67
International Car Rental	250	56	265	60
Truck Rental	106	13	116	6
Corporate and Other (a)	—	(25)	1	(3)

Total Company	$1,465	146	$1,701	130

Less: Non-vehicle related depreciation and amortization		26		23
Interest expense related to corporate debt, net		37		31
Impairment		—		1,262

Income (loss) before income taxes		$83		$(1,186)

	Nine Months Ended September 30,
	2009		2008
	Revenues	EBITDA	Revenues	EBITDA
Domestic Car Rental	$3,100	$128	$3,695	$128
International Car Rental	597	93	725	116
Truck Rental	273	12	300	4
Corporate and Other (a)	1	(36)	3	(11)

Total Company	$3,971	197	$4,723	237

Less: Non-vehicle related depreciation and amortization		71		62
Interest expense related to corporate debt, net		114		92
Impairment		1		1,262

Income (loss) before income taxes		$11		$(1,179)

(a)

Includes unallocated corporate overhead, the elimination of transactions between segments and an $18 million charge recorded in third quarter 2009 for an adverse litigation judgment against the Company for a breach-of-contract claim filed in 2003.

Since December 31, 2008, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental and International Car Rental segments’ assets under vehicle programs. At September 30, 2009, segment assets under vehicle programs amounted to approximately $5.0 billion and $956 million for Domestic Car Rental and International Car Rental, respectively, and at December 31, 2008, $6.5 billion and $780 million, for Domestic Car Rental and International Car Rental, respectively.

18.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the three months and nine months ended September 30, 2009 and 2008, Consolidating Condensed Balance Sheets as of September 30, 2009 and December 31, 2008, and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s Guarantee of the Notes issued by Avis Budget Car Rental. See Note 12—Long-term Debt and Borrowing Arrangements for additional description of these Notes. The Notes have separate investors than the equity investors of the Company and the Notes are guaranteed by certain subsidiaries.

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

In September 2007, Avis Budget Car Rental transferred certain assets and liabilities to Wizard Services, Inc. (“Wizard Services”, a newly created subsidiary. Wizard Services executed a Supplemental Indenture in January 2009 to become a subsidiary guarantor under the Indenture governing the Notes. Accordingly, financial information for Wizard Services for the three and nine months ended September 30, 2009 and as of September 30, 2009, is presented in the “Guarantor Subsidiaries” column. Previously, such information was included in the “Subsidiary Issuers” column. Financial information for the three and nine months ended September 30, 2008 and as of December 31, 2008 for Wizard Services has been recast to reflect Wizard Services as a Guarantor for comparability purposes.

Consolidating Condensed Statements of Operations

Three Months Ended September 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$948	$175	$—	$1,123
Other	—	—	246	494	(398)	342

Net revenues	—	—	1,194	669	(398)	1,465

Expenses
Operating	5	21	567	138	—	731
Vehicle depreciation and lease charges, net	—	—	306	349	(298)	357
Selling, general and administrative	3	—	131	21	—	155
Vehicle interest, net	—	—	69	24	(18)	75
Non-vehicle related depreciation and amortization	—	—	24	2	—	26
Interest expense related to corporate debt, net:
Interest expense	—	38	—	(1)	—	37
Intercompany interest expense (income)	—	(38)	38	—	—	—
Restructuring charges	—	—	1	—	—	1

Total expenses	8	21	1,136	533	(316)	1,382

Income (loss) before income taxes and equity in earnings of subsidiaries	(8)	(21)	58	136	(82)	83
Provision (benefit) for income taxes	1	(7)	17	15	—	26
Equity in earnings (loss) of subsidiaries	66	80	39	—	(185)	—

Net income (loss)	$57	$66	$80	$121	$(267)	$57

Nine Months Ended September 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$2,625	$411	$—	$3,036
Other	1	—	685	1,407	(1,158)	935

Net revenues	1	—	3,310	1,818	(1,158)	3,971

Expenses
Operating	12	25	1,644	339	—	2,020
Vehicle depreciation and lease charges, net	—	—	964	957	(817)	1,104
Selling, general and administrative	8	—	359	54	—	421
Vehicle interest, net	—	—	199	58	(42)	215
Non-vehicle related depreciation and amortization	—	—	66	5	—	71
Interest expense related to corporate debt, net:
Interest expense	—	116	—	(2)	—	114
Intercompany interest expense (income)	—	(116)	116	—	—	—
Restructuring charges	—	—	13	1	—	14
Impairment	—	1	—	—	—	1

Total expenses	20	26	3,361	1,412	(859)	3,960

Income (loss) before income taxes and equity in earnings of subsidiaries	(19)	(26)	(51)	406	(299)	11
Provision (benefit) for income taxes	(5)	(5)	(15)	34	—	9
Equity in earnings (loss) of subsidiaries	16	37	73	—	(126)	—

Net income (loss)	$2	$16	$37	$372	$(425)	$2

Three Months Ended September 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,113	$185	$—	$1,298
Other	—	—	294	552	(443)	403

Net revenues	—	—	1,407	737	(443)	1,701

Expenses
Operating	1	3	702	141	—	847
Vehicle depreciation and lease charges, net	—	—	415	359	(301)	473
Selling, general and administrative	3	—	146	22	—	171
Vehicle interest, net	—	—	66	51	(43)	74
Non-vehicle related depreciation and amortization	—	—	21	2	—	23
Interest expense related to corporate debt, net:
Interest expense	—	32	—	(1)	—	31
Intercompany interest expense (income)	—	(32)	32	—	—	—
Restructuring charges	—	—	5	1	—	6
Impairment	18	13	1,213	18	—	1,262

Total expenses	22	16	2,600	593	(344)	2,887

Income (loss) before income taxes and equity in earnings of subsidiaries	(22)	(16)	(1,193)	144	(99)	(1,186)
Provision (benefit) for income taxes	(12)	(4)	(183)	19	—	(180)
Equity in earnings (loss) of subsidiaries	(996)	(984)	26	—	1,954	—

Net income (loss)	$(1,006)	$(996)	$(984)	$125	$1,855	$(1,006)

Nine Months Ended September 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,106	$505	$—	$3,611
Other	1		813	1,584	(1,286)	1,112

Net revenues	1	—	3,919	2,089	(1,286)	4,723

Expenses
Operating	3	10	2,021	401	—	2,435
Vehicle depreciation and lease charges, net	—	—	1,128	983	(815)	1,296
Selling, general and administrative	8	—	441	64	—	513
Vehicle interest, net	—	—	214	161	(141)	234
Non-vehicle related depreciation and amortization	—	—	56	6	—	62
Interest expense related to corporate debt, net:
Interest expense	(1)	96	—	(3)	—	92
Intercompany interest expense (income)	—	(96)	96	—	—	—
Restructuring charges	—	—	5	1	—	6
Impairment	18	13	1,213	18	—	1,262
Separation cost	—	2	—	—	—	2

Total expenses	28	25	5,174	1,631	(956)	5,902

Income (loss) before income taxes and equity in earnings of subsidiaries	(27)	(25)	(1,255)	458	(330)	(1,179)
Provision (benefit) for income taxes	(14)	(1)	(209)	48	—	(176)
Equity in earnings (loss) of subsidiaries	(990)	(966)	80	—	1,876	—

Net income (loss)	$(1,003)	$(990)	$(966)	$410	$1,546	$(1,003)

Consolidating Condensed Balance Sheets

As of September 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$7	$268	$6	$189	$—	$470
Receivables, net	—	64	155	88	—	307
Deferred income taxes	1	—	106	4	(22)	89
Other current assets	87	65	69	72	(30)	263

Total current assets	95	397	336	353	(52)	1,129

Property and equipment, net	—	54	344	41	—	439
Deferred income taxes	12	242	275	17	—	546
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	7	386	84	—	477
Other non-current assets	765	60	12	54	(52)	839
Intercompany receivables (payables)	(29)	615	(849)	263	—	—
Investment in subsidiaries	124	922	2,132	—	(3,178)	—

Total assets exclusive of assets under vehicle programs	967	2,297	2,710	814	(3,282)	3,506

Assets under vehicle programs:
Program cash	—	—	—	7	—	7
Vehicles, net	—	14	149	5,972	—	6,135
Receivables from vehicle manufacturers and other	—	—	1	162	—	163
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	151	—	151

	—	14	150	6,292	—	6,456

Total assets	$967	$2,311	$2,860	$7,106	$(3,282)	$9,962

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$100	$200	$485	$111	$(50)	$846
Current portion of long-term debt	—	10	2	—	—	12

Total current liabilities	100	210	487	111	(50)	858

Long-term debt	—	1,872	1	—	—	1,873
Other non-current liabilities	638	119	289	124	(49)	1,121

Total liabilities exclusive of liabilities under vehicle programs	738	2,201	777	235	(99)	3,852

Liabilities under vehicle programs:
Debt	—	6	76	805	—	887
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	3,629	—	3,629
Deferred income taxes	—	—	1,085	181	—	1,266
Other	—	—	—	99	—	99

	—	6	1,161	4,714	—	5,881

Total stockholders’ equity	229	104	922	2,157	(3,183)	229

Total liabilities and stockholders’ equity	$967	$2,311	$2,860	$7,106	$(3,282)	$9,962

As of December 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$11	$51	$15	$181	$—	$258
Receivables, net	—	108	179	73	—	360
Deferred income taxes	1	—	95	3	(24)	75
Other current assets	189	66	88	41	(4)	380

Total current assets	201	225	377	298	(28)	1,073

Property and equipment, net	—	60	385	40	—	485
Deferred income taxes	12	217	255	19	—	503
Goodwill	—	—	74	1	—	75
Other intangibles, net	—	7	387	73	—	467
Other non-current assets	765	99	21	4	—	889
Intercompany receivables (payables)	(29)	794	(1,075)	310	—	—
Investment in subsidiaries	(19)	752	1,961	—	(2,694)	—

Total assets exclusive of assets under vehicle programs	930	2,154	2,385	745	(2,722)	3,492

Assets under vehicle programs:
Program cash	—	—	—	12	—	12
Vehicles, net	—	—	174	6,990	—	7,164
Receivables from vehicle manufacturers and other	—	—	—	533	—	533
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	117	—	117

	—	—	174	7,652	—	7,826

Total assets	$930	$2,154	$2,559	$8,397	$(2,722)	$11,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$205	$234	$410	$80	$(28)	$901
Current portion of long-term debt	—	10	—	—	—	10

Total current liabilities	205	244	410	80	(28)	911

Long-term debt	—	1,779	—	—	—	1,779
Other non-current liabilities	632	125	251	113	—	1,121

Total liabilities exclusive of liabilities under vehicle programs	837	2,148	661	193	(28)	3,811

Liabilities under vehicle programs:
Debt	—	50	126	716	—	892
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,142	—	5,142
Deferred income taxes	—	—	1,020	168	—	1,188
Other	—	—	—	192	—	192

	—	50	1,146	6,218	—	7,414

Total stockholders’ equity	93	(44)	752	1,986	(2,694)	93

Total liabilities and stockholders’ equity	$930	$2,154	$2,559	$8,397	$(2,722)	$11,318

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(4)	$105	$(40)	$1,073	$116	$1,250

Investing activities
Property and equipment additions	—	(9)	(9)	(1)	—	(19)
Proceeds received on asset sales	—	9	—	1	—	10
Proceeds received from Realogy and Wyndham, net	2	—	—	—	—	2
Other, net	—	(2)	—	—	—	(2)

Net cash provided by (used in) investing activities exclusive of vehicle programs	2	(2)	(9)	—	—	(9)

Vehicle programs:
Decrease in program cash	—	—	—	5	—	5
Investment in vehicles	—	(28)	—	(4,991)	—	(5,019)
Proceeds received on disposition of vehicles	—	63	6	5,355	—	5,424
Distribution from Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	19	—	19

	—	35	6	388	—	429

Net cash provided by (used in) investing activities	2	33	(3)	388	—	420

Financing activities
Proceeds from borrowings	—	100	—	—	—	100
Principal payments on borrowings	—	(7)	(1)	—	—	(8)
Net intercompany transactions	—	34	85	(3)	(116)	—
Other, net	(2)	—	—	—	—	(2)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(2)	127	84	(3)	(116)	90

Vehicle programs:
Proceeds from borrowings	—	—	—	5,728	—	5,728
Principal payments on borrowings	—	(42)	(50)	(7,243)	—	(7,335)
Net change in short-term borrowing	—	—	—	36	—	36
Other, net	—	(6)	—	—	—	(6)

	—	(48)	(50)	(1,479)	—	(1,577)

Net cash provided by (used in) financing activities	(2)	79	34	(1,482)	(116)	(1,487)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	29	—	29

Net increase (decrease) in cash and cash equivalents	(4)	217	(9)	8	—	212
Cash and cash equivalents, beginning of period	11	51	15	181	—	258

Cash and cash equivalents, end of period	$7	$268	$6	$189	$—	$470

Nine Months Ended September 30, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(10)	$119	$134	$1,505	$(330)	$1,418

Investing activities
Property and equipment additions	—	(14)	(43)	(8)	—	(65)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	—	(72)	(16)	—	(88)
Proceeds received on asset sales	—	8	3	2	—	13
Payments received from Realogy and Wyndham, net	3	—	—	—	—	3
Other, net	(1)	(3)	(9)	(1)	—	(14)

Net cash provided by (used in) investing activities exclusive of vehicle programs	2	(9)	(121)	(23)	—	(151)

Vehicle programs:
Decrease in program cash	—	—	—	1	—	1
Investment in vehicles	—	(98)	(9)	(6,916)	—	(7,023)
Proceeds received on disposition of vehicles	—	104	2	4,915	—	5,021
Investment in Avis Budget Rental Car Funding (AESOP) LLC	—	—	—	(343)	—	(343)

	—	6	(7)	(2,343)	—	(2,344)

Net cash provided by (used in) investing activities	2	(3)	(128)	(2,366)	—	(2,495)

Financing activities
Principal payments on borrowings	(1)	(6)	—	—	—	(7)
Repurchases of common stock	(33)	—	—	—	—	(33)
Net intercompany transactions	16	(21)	36	(361)	330	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	(18)	(27)	36	(361)	330	(40)

Vehicle programs:
Proceeds from borrowings	—	30	—	6,806	—	6,836
Principal payments on borrowings	—	(24)	(40)	(5,863)	—	(5,927)
Net change in short-term borrowings	—	—	—	388	—	388
Other, net	—	(6)	(2)	—	—	(8)

	—	—	(42)	1,331	—	1,289

Net cash provided by (used in) financing activities	(18)	(27)	(6)	970	330	1,249

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(12)	—	(12)

Net increase (decrease) in cash and cash equivalents	(26)	89	—	97	—	160
Cash and cash equivalents, beginning of period	37	99	12	66	—	214

Cash and cash equivalents, end of period	$11	$188	$12	$163	$—	$374

19.	Subsequent Events

The Company evaluated events through November 3, 2009 for consideration as a subsequent event to be included in its September 30, 2009 Condensed Consolidated Financial Statements issued November 3, 2009. Other than the item discussed in Note 14—Commitments and Contingencies, the following represent the Company’s subsequent events.

On October 1, 2009, the Company’s Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $450 million in asset-backed notes to provide funds for repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. The expected final payment date for these notes is in February 2013.

On October 13, 2009, the Company completed an offering of $345 million of its 3.50% Senior Convertible Notes due 2014. The initial conversion rate for the notes is 61.5385 shares of common stock per $1,000 principal amount of the notes, which is equal to an initial conversion price of approximately $16.25 per share. The notes mature October 1, 2014. The Company simultaneously entered into a warrant transaction and purchased a convertible note hedge, which effectively increased the conversion premium of the notes, from the Company’s perspective, to $22.50 per share.

On October 29, 2009, the Company’s Avis Budget Rental Car Funding (AESOP) LLC subsidiary completed the annual renewal of its asset-backed conduit financing, which provides a portion of the financing for the Company’s car rental fleet in the United States. This financing was previously comprised of two facilities, with an aggregate maximum available amount of $1.35 billion and $1.1 billion, respectively. At the Company’s request, the two facilities were combined into one facility, with a maximum available amount of $1.95 billion and an expiration date of October 28, 2010. In connection with such renewal, the Company reduced its borrowing costs associated with this asset-backed conduit financing.

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

We believe that the following factors, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which have declined so far in 2009 compared to 2008;

•	Rising per-unit car fleet costs and changes in conditions in the used vehicle marketplace;

•	Changes in the financial condition of vehicle manufacturers;

•	Difficulty in achieving sustained pricing increases;

•	Our expansion in off-airport or local vehicle rentals, including insurance replacement rentals;

•	Increases in borrowing costs, and decreases in market appetite for, corporate and vehicle-related debt;

•	Changes in foreign exchange rates; and

•	Demand for truck rentals, which have been impacted by the decline in economic activity.

Many of these factors have caused our results for the nine months ended September 30, 2009 to be significantly lower than for the nine months ended September 30, 2008, excluding the 2008 impairment charge. Due to reduced demand for travel services, rising borrowing costs and other factors, there can be no assurance that we will be able to satisfy the minimum EBITDA requirement and other covenants contained in our senior credit facilities and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or obtain a replacement for such facilities. The financial covenants to our senior credit facilities were amended in December 2008 and commencing with our fiscal quarter ending June 30, 2010, the requirement to maintain a quarterly minimum trailing twelve month EBITDA (as defined in our senior credit facilities) under these financial covenants will cease and be replaced by the maximum leverage ratio that was in place prior to the December 2008 amendments. There can also be no assurance that past results will be indicative of results we will achieve in 2009 or future periods. We have also been impacted by, and may be further impacted by, the recent financial market disruptions as we rely heavily on financing for our operations, particularly asset-backed financing. See “Risk Factors” set forth in Item 1A of our 2008 Form 10-K.

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

THREE MONTHS ENDED SEPTEMBER 30, 2009 VS. THREE MONTHS ENDED SEPTEMBER 30, 2008

Our consolidated results of operations comprised the following:

	Three Months Ended September 30,
	2009	2008	Change
Net revenues	$1,465	$1,701	$(236)
Total expenses	1,382	2,887	(1,505)

Income (loss) before income taxes	83	(1,186)	1,269
Provision for (benefit from) income taxes	26	(180)	206

Net income (loss)	$57	$(1,006)	$1,063

During third quarter 2009, our net revenues decreased $236 million (14%) principally due to (i) a 14% decrease in T&M revenue in our car rental operations resulting primarily from a 21% decrease in car rental days, partially offset by a 9% increase in T&M revenue per day, (ii) a 15% decrease in total ancillary revenues, also resulting from decreased car rental days, and (iii) a 10% decrease in truck rental T&M revenue. In addition, the revenue decrease includes a negative impact of $14 million related to the effect of foreign currency exchange rate fluctuations on the translation of our international operations’ results into U.S. dollars.

Total expenses decreased $1,505 million (52%) principally due to (i) the absence of a $1,262 million charge recorded during third quarter 2008 for the impairment of goodwill, our tradename asset and our investment in Carey Holdings, Inc. (“Carey”), (ii) a $134 million (16%) decrease in direct operating expenses largely resulting from the decrease in car rental days and reduced staffing levels, (iii) a $116 million (25%) decrease in vehicle depreciation, vehicle interest and lease charges resulting primarily from a 21% decline in our average car rental fleet and a 4% decline in per-unit fleet costs in light of increased residual values on vehicles sold in the used-vehicle market, and (iv) a $16 million (9%) decrease in selling, general and administrative expenses mainly related to reduced marketing and commission expenditures. The decrease in total expenses includes a positive impact from foreign currency exchange rates of $4 million, including our foreign exchange earnings hedges, and also reflects numerous actions taken in late 2008 and during the nine months ended September 30, 2009 to reduce non-volume-related expenses. These year-over-year expense decreases were partially offset by (i) an $18 million charge recorded in third quarter 2009 related to an adverse judgment against us in a breach-of-contract claim filed by a licensee in 2003 and (ii) a $6 million increase in interest expense on corporate debt related to the December 2008 amendments to our senior credit facilities.

As a result of these items, partially offset by a $206 million increase in our provision for income taxes, our net income increased $1,063 million.

Our effective tax rate for continuing operations was a provision of 31.3% for third quarter 2009 compared to a benefit of 15.2% for third quarter 2008. The unusually low tax rate for third quarter 2008 resulted primarily from the non-deductible portion of the impairment charge.

Following is a discussion of the results of each of our reportable segments during the three months ended September 30:

		Revenues			EBITDA
		2009	2008	% Change	2009	2008	% Change
	Domestic Car Rental	$1,109	$1,319	(16%)	$102	$67	52%
	International Car Rental	250	265	(6)	56	60	(7)
	Truck Rental	106	116	(9)	13	6	117
	Corporate and Other (a)	—	1	*	(25)	(3)	*

	Total Company	$1,465	$1,701		146	130

Less:	Non-vehicle related depreciation and amortization				26	23
	Interest expense related to corporate debt, net				37	31
	Impairment (b)				—	1,262

	Income (loss) before income taxes				$83	$(1,186)

(*)	Not meaningful.
(a)

Includes unallocated corporate overhead, the elimination of transactions between segments and an $18 million charge recorded in third quarter 2009 for an adverse litigation judgment against us for a breach-of-contract claim filed in 2003.

(b)	In third quarter 2008, we recorded a charge of $1,262 million for the impairment of goodwill, our tradename asset and our investment in Carey.

Domestic Car Rental

Revenues decreased $210 million (16%) while EBITDA increased $35 million (52%) in third quarter 2009 compared with 2008. The decrease in revenues was primarily due to lower demand for car rental services, partially offset by improved pricing for car rentals. The EBITDA increase was primarily due to decreased operating expenses and lower fleet costs.

The revenue decrease of $210 million was comprised of a $156 million (15%) decrease in T&M revenue and a $54 million (18%) decrease in ancillary revenues. The decrease in T&M revenue was principally the result of a 23% decrease in rental days, partially offset by a 9% year-over-year increase in T&M revenue per day. The $54 million decrease in ancillary revenues was also primarily due to the decline in rental days and reflected (i) a $25 million decrease in gasoline sales, which was more than offset in EBITDA by $42 million of decreased gasoline expense, (ii) a $17 million decrease in GPS rentals, counter sales of insurance and other items (although revenues per transaction increased year-over-year), and (iii) a $12 million decrease in airport concession and vehicle licensing revenues, $7 million of which was offset in EBITDA by lower airport concession and vehicle licensing fees remitted to airport and other regulatory authorities.

We continued to achieve significant cost savings during the third quarter as a result of our cost savings initiatives. EBITDA reflected a $93 million (14%) decrease in operating expenses, including (i) a $63 million decrease in expenses associated with car rental volume and fleet size, primarily related to agency operator commissions, shuttling expenses, credit card fees and other items, (ii) an $18 million decrease in employee costs, rents and other expenses related primarily to reduced domestic staffing levels and the closure of unprofitable locations, and (iii) a $13 million decrease in selling, general and administration expenses related to decreases in marketing and commission expenditures, most of which are volume-related, and other items due primarily to management’s actions to reduce expenditures. EBITDA also reflected $103 million (26%) of decreased fleet depreciation and lease charges resulting from the 23% decrease in the average size of our domestic rental fleet and a 5% decline in per-unit fleet costs in light of increased residual values on vehicles sold in the used-vehicle market. The decreases in expenses were slightly offset by a $5 million increase in vehicle interest expense.

International Car Rental

Revenues and EBITDA decreased $15 million (6%) and $4 million (7%), respectively, in third quarter 2009 compared with third quarter 2008, primarily due to the impact of foreign currency exchange rate movements and lower demand for car rental services.

The revenue decrease of $15 million was comprised of a $10 million (5%) decrease in car rental T&M revenue and a $5 million (6%) decrease in ancillary revenues. Virtually all of the decline in revenue was due to foreign currency exchange rates, impacting T&M revenue by $10 million and ancillary revenues by $4 million, and was partially offset in EBITDA by the opposite impact on expenses of $4 million, including our foreign exchange earnings hedges. The decrease in T&M revenue was also driven by a 9% decrease in rental days and was partially offset by a 4% increase in T&M revenue per day (9% increase excluding foreign-exchange effects). The $5 million decrease in ancillary revenues was due to the decline in rental days and reflected (i) a $3 million decrease in counter sales of insurance, GPS rentals and other items (although revenues per transaction increased year-over-year) and (ii) a $2 million decrease in gasoline sales, which was offset in EBITDA by $4 million in lower gasoline costs.

EBITDA reflected a $5 million (5%) decrease in operating expenses which related primarily to a decrease in agency operator commissions, credit card fees, maintenance and damage, vehicle licensing and other costs amid lower rental volumes, offset by (i) a $2 million increase in insurance costs and (ii) a $2 million increase in facility and management fees, and other expenses. EBITDA also benefited from $7 million (12%) of decreased fleet depreciation and lease charges, primarily reflecting a 12% decrease in the average size of our international rental fleet.

Truck Rental

Revenues decreased $10 million (9%) while EBITDA increased $7 million (117%) in third quarter 2009 compared with third quarter 2008.

The revenue decrease was primarily due to a decline of $9 million (10%) in T&M revenue, which reflected a 9% year-over-year decrease in rental days while T&M revenue per day remain virtually unchanged year-over-year. EBITDA benefited from (i) a decline of $8 million (26%) in fleet depreciation, interest and lease charges reflecting lower per-unit fleet costs and a decrease in the average size of our truck rental fleet and (ii) a decrease of $7 million (10%) in direct operating costs primarily due to decreased employee costs and decreased operating commissions related to lower transaction volumes.

NINE MONTHS ENDED SEPTEMBER 30, 2009 VS. NINE MONTHS ENDED SEPTEMBER 30, 2008

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2009	2008	Change
Net revenues	$3,971	$4,723	$(752)
Total expenses	3,960	5,902	(1,942)

Income (loss) before income taxes	11	(1,179)	1,190
Provision for (benefit from) for income taxes	9	(176)	185

Net income (loss)	$2	$(1,003)	$1,005

During the nine months ended September 30, 2009, our net revenues decreased $752 million (16%) principally due to (i) a 16% decrease in T&M revenue in our car rental operations resulting primarily from a 20% decrease in domestic and international car rental days, partially offset by a 4% increase in T&M revenue per day, (ii) a 16% decrease in ancillary revenues, also resulting from decreased car rental days, and (iii) a 9% decrease in truck rental T&M revenue. In addition, the total revenue decrease includes a negative impact of $98 million related to the effect of foreign currency exchange rate fluctuations on the translation of our international operations’ results into U.S. dollars.

Total expenses decreased $1,942 million (33%) principally due to (i) the absence of a $1,262 million charge recorded during third quarter 2008 for the impairment of goodwill, our tradename asset and our investment in Carey, (ii) a $433 million (18%) decrease in direct operating expenses largely resulting from the 20% decrease in car rental days, reduced staffing levels and other cost-saving actions, (iii) $192 million (15%) lower vehicle depreciation and lease charges resulting from a 19% decline in our average car rental fleet, partially offset by a 5% increase in per-unit fleet costs, (iv) a $92 million (18%) decrease in selling, general and administrative expenses mainly related to reduced marketing and commission expenditures, and (v) $19 million (8%) lower vehicle interest expense resulting from the reduction in our average car rental fleet. The decrease in total expenses includes a positive impact from foreign currency exchange rates of $77 million, including our foreign exchange earnings hedges, and also reflects numerous actions taken in late 2008 and the nine months ended September 30, 2009 to reduce non-volume-related expenses. These year-over-year expense decreases were partially offset by (i) a $22 million increase in interest expense on corporate debt related to the December 2008 amendments to our senior credit facilities, (ii) an $18 million charge recorded in third quarter 2009 related to an adverse judgment against us in a breach-of-contract claim filed by a licensee in 2003, (iii) a $9 million increase in non-vehicle related depreciation and amortization expense and (iv) an $8 million increase in restructuring costs, primarily for severance costs tied to headcount reductions. As a result of these items, offset by a $185 million increase in our provision for income taxes, net income increased $1,005 million for the nine months ended September 30, 2009.

Our effective tax rate was a provision of 81.8% for the nine months ended September 30, 2009, which was primarily due to foreign withholding taxes and the differences in the amount of stock-based compensation recorded for book and tax purposes, and a benefit of 14.9% for the nine months ended September 30, 2008, which resulted from the non-deductible portion of the impairment charge we incurred.

Following is a discussion of the results of each of our reportable segments during the nine months ended September 30:

		Revenues			EBITDA
		2009	2008	% Change	2009	2008	% Change
Domestic Car Rental		$3,100	$3,695	(16%)	$128	$128	0%
International Car Rental		597	725	(18)	93	116	(20)
Truck Rental		273	300	(9)	12	4	200
Corporate and Other (a)		1	3	*	(36)	(11)	*

	Total Company	$3,971	$4,723		197	237

Less:	Non-vehicle related depreciation and amortization				71	62
	Interest expense related to corporate debt, net				114	92
	Impairment (b)				1	1,262

Income (loss) before income taxes					$11	$(1,179)

(*)	Not meaningful.
(a)

Includes unallocated corporate overhead, the elimination of transactions between segments and an $18 million charge recorded in third quarter 2009 related to an adverse litigation judgment against us for a breach-of-contract claim filed in 2003.

(b)

In first quarter 2009, we recorded an approximately $1 million charge for the impairment of an investment. In third quarter 2008, we recorded a charge of $1,262 million for the impairment of goodwill, our tradename asset and our investment in Carey.

Domestic Car Rental

Revenues decreased $595 million (16%) while EBITDA remained unchanged in the nine months ended September 30, 2009 compared with the same period in 2008, primarily due to decreased demand for car rental services offset by reduced costs.

The revenue decrease of $595 million was comprised of a $458 million (16%) decrease in T&M revenue and a $137 million (17%) decrease in ancillary revenues. The decrease in T&M revenue was principally the result of a 21% decrease in rental days, partially offset by a 7% year-over-year increase in T&M revenue per day. The $137 million decrease in ancillary revenues was also primarily due to the decline in rental days and reflected (i) a $72 million decrease in gasoline sales, which was more than offset in EBITDA by $105 million of decreased gasoline expense, (ii) a $37 million decrease in airport concession and vehicle licensing revenues, which was offset by $30 million lower airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) a $28 million decrease in counter sales of insurance, GPS rentals and other items (although revenues per transaction increased year-over-year).

We have aggressively reduced costs during the nine months ended September 30, 2009 in response to the sharp decline in demand. EBITDA reflected a $310 million (16%) decrease in operating expenses including (i) a $161 million decrease in maintenance and damage, agency operator commissions, shuttling, credit card fees, and other costs amid lower rental volumes, (ii) a $75 million decrease in selling, general and administrative expenses related to decreases in marketing and commission expenditures, most of which are volume-related, and other items due primarily to management’s actions to reduce expenditures and (iii) a $66 million decrease in employee costs, rents and other expenses related primarily to reduced staffing levels and the closure of unprofitable locations. EBITDA also benefited from $150 million (14%) of decreased fleet depreciation and lease charges reflecting a 20% decrease in the average size of our domestic rental fleet and an 8% increase in per-unit fleet costs. The decreases in expenses were partially offset by $5 million of increased restructuring costs recorded in the nine months ended September 30, 2009 related to the Company’s previously announced cost reduction initiatives.

International Car Rental

Revenues and EBITDA decreased $128 million (18%) and $23 million (20%), respectively, in the nine months ended September 30, 2009 compared with nine months ended September 30, 2008, primarily due to the impact of foreign currency exchange rate movements and lower demand for car rentals.

The revenue decrease of $128 million was comprised of a $94 million (19%) decrease in car rental T&M revenue and a $34 million (15%) decrease in ancillary revenues. The total decline in revenue includes a $98 million decrease related to foreign currency exchange rates, impacting T&M revenue by $68 million and ancillary revenues by $30 million, and was largely offset in EBITDA by the opposite impact on expenses of $77 million, including our foreign exchange earnings hedges. The decrease in T&M revenue was principally driven by an 11% decrease in T&M revenue per day, all of which is due to movements in foreign currency exchange rates, and a 9% decrease in rental days. The $34 million decrease in ancillary revenues was due to the decline in rental days and reflected (i) a $20 million decrease in counter sales of insurance, GPS rentals and other items, (ii) an $8 million decrease in gasoline sales, which was completely offset in EBITDA by lower gasoline costs, and (iii) a $6 million decrease in airport concession and vehicle licensing revenues, which was more than offset by $16 million lower airport concession and vehicle licensing fees remitted to airport and other regulatory authorities.

EBITDA reflects a $58 million (17%) decrease in operating expenses including (i) a $31 million decrease in agency operator commissions, maintenance and damage, vehicle licensing, credit card fees and other costs amid lower rental volumes, (ii) a $11 million decrease in selling, general and administrative expenses related primarily to decreased marketing and commission expenditures, (iii) a $10 million decrease in employee costs and other expenses related primarily to reduced staffing levels and (iv) a $7 million decrease in vehicle interest expense related to lower fleet levels. EBITDA also benefited from $28 million (17%) of decreased fleet depreciation and lease charges, reflecting a 9% decrease in the average size of our international rental fleet and a 9% decrease in per-unit fleet costs.

Truck Rental

Revenues decreased $27 million (9%) while EBITDA increased $8 million in the nine months ended September 30, 2009 compared with the same period in 2008.

The revenue decrease was primarily due to a decline of $22 million (9%) in T&M revenue and a $5 million (8%) decrease in ancillary revenues. The decrease in T&M revenue was principally driven by a 9% decrease in rental days and a 1% decrease in T&M revenue per day. EBITDA benefited from (i) a decrease of $23 million (11%) in operating expenses primarily due to reduced employee costs related to lower staffing levels and (ii) $18 million (21%) less fleet depreciation, interest and lease charges reflecting lower per-unit fleet costs. The increase in EBITDA was partially offset by (i) a $5 million increase in insurance-related expenses and (ii) a $1 million increase in restructuring charges related to the Company’s cost reduction initiatives.

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

FINANCIAL CONDITION

	September 30, 2009	December 31, 2008	Change
Total assets exclusive of assets under vehicle programs	$3,506	$3,492	$14
Total liabilities exclusive of liabilities under vehicle programs	3,852	3,811	41
Assets under vehicle programs	6,456	7,826	(1,370)
Liabilities under vehicle programs	5,881	7,414	(1,533)
Stockholders’ equity	229	93	136

Total assets exclusive of assets under vehicle programs increased $14 million due to (i) a $212 million increase in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows” for a detailed discussion) and (ii) a $57 million increase in deferred income taxes, offset by (i) a $117 million decrease in other current assets primarily due to a decrease in receivables due from Realogy and Wyndham related to the satisfaction of a litigation judgment, for which we were entitled to indemnification by Realogy and Wyndham, (ii) a $53 million decrease in accounts receivable, primarily due to the collection of incentives from manufacturers, (iii) a $50 million decrease in other non-current assets, mainly related to deferred compensation and deferred financing costs and (iv) a $46 million decrease in property and equipment.

Total liabilities exclusive of liabilities under vehicle programs increased $41 million primarily due to a $96 million increase in corporate debt offset by a $55 million decrease in accounts payable and other current liabilities primarily due to the satisfaction of a litigation judgment, for which we were entitled to indemnification by Realogy and Wyndham.

Assets under vehicle programs decreased approximately $1.4 billion primarily due to (i) an approximate $1 billion decrease in our net vehicles and (ii) a $370 million decrease in receivables from vehicle manufacturers.

Liabilities under vehicle programs decreased approximately $1.5 billion reflecting a decrease in our borrowings due to reductions in the size of our car rental fleet to match reduced car rental demand. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $136 million, primarily due to a $123 million increase in accumulated other comprehensive income resulting from currency translation and net unrealized gains in our cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At September 30, 2009, we had $470 million of cash on hand, an increase of $212 million from $258 million at December 31, 2008. The following table summarizes such increase:

	Nine Months Ended September 30,
	2009	2008	Change
Cash provided by (used in):
Operating activities	$1,250	$1,418	$(168)
Investing activities	420	(2,495)	2,915
Financing activities	(1,487)	1,249	(2,736)
Effect of exchange rate changes	29	(12)	41

Net change in cash and cash equivalents	$212	$160	$52

During the nine months ended September 30, 2009, we generated $168 million less cash from operating activities in comparison to the same period in 2008. This change principally resulted from revenue and volume declines in the nine months ended September 30, 2009, partially offset by lower expenses driven by our cost savings initiatives.

We used approximately $2.9 billion less cash in investing activities during the nine months ended September 30, 2009 compared with the same period in 2008. This change primarily reflects the activities of our vehicle programs, which (i) used approximately $2 billion less cash due to our purchase of substantially fewer vehicles than in the prior-year period, (ii) received $403 million of incremental payments on disposition of vehicles and (iii) benefited from the absence of the $343 million capital contribution to Avis Budget Rental Car Funding (AESOP) LLC in the prior year, as well as the use of $88 million less cash for acquisitions and $46 million less cash for capital expenditures. We anticipate aggregate capital expenditures will approximate $40-45 million in 2009.

We generated approximately $2.7 billion less cash from financing activities during the nine months ended September 30, 2009 compared with the same period in 2008. This change primarily reflects reduced borrowings and increased principal repayments of debt under our vehicle programs, slightly offset by (i) $100 million in borrowings under our corporate credit facilities and (ii) $33 million used for the repurchase of common stock in the prior year.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2009, we had approximately $6.4 billion of indebtedness (including corporate indebtedness of approximately $1.9 billion and debt under vehicle programs of approximately $4.5 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of September 30, 2009	As of December 31, 2008	Change
Floating rate term loan (a) (b)	April 2012	$780	$787	$(7)
Floating rate notes (a)	May 2014	250	250	—
7 5/8% notes	May 2014	375	375	—
7 3/4% notes	May 2016	375	375	—
Other		105	2	103

		$1,885	$1,789	$96

(a)

As of September 30, 2009 the floating rate term loan and floating rate notes bear interest at three month LIBOR plus 375 basis points and three month LIBOR plus 250 basis points, respectively. We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.

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

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of September 30, 2009	As of December 31, 2008	Change
Debt due to Avis Budget Rental Car Funding (a)	$3,629	$5,142	$(1,513)
Budget Truck financing:
Budget Truck Funding program	249	316	(67)
Capital leases	76	126	(50)
Other	562	450	112

	$4,516	$6,034	$(1,518)

(a)	The decrease reflects reduced borrowings within Domestic Car Rental operations principally due to a decrease in the size of our car rental fleet.

As of September 30, 2009, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility (a)	$1,150	$100	$730	$320
Letter of credit facility (b)	100	—	100	—

(a)

This secured revolving credit facility was entered into by Avis Budget Car Rental in April 2006 and amended in December 2008, has a five year term and as of September 30, 2009 bears interest at one-month LIBOR plus 400 basis points. The senior credit facilities, which encompass the floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of substantially all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property. There is $320 million available capacity for the issuance of letters of credit, while the remaining borrowing capacity is $175 million, as total outstanding borrowings are limited to $275 million under this credit facility.

(b)	Final maturity date is March 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at September 30, 2009:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,059	$3,629	$1,430
Budget Truck financing
Budget Truck Funding program (c)	249	249	—
Capital leases (d)	76	76	—
Other (e)	810	562	248

	$6,194	$4,516	$1,678

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $5.1 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $302 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by approximately $91 million of underlying vehicles.
(e)	The outstanding debt is collateralized by approximately $964 million of underlying vehicles and related assets.

LIQUIDITY RISK

Our primary liquidity needs include the payment of operating expenses, servicing of corporate and vehicle related debt and procurement of rental vehicles to be used in our operations. Our primary sources of funding are operating revenue, cash received upon sale of vehicles, and borrowings under our vehicle-backed borrowing arrangements and our revolving credit facility.

As discussed above, as of September 30, 2009, we have cash and cash equivalents of $470 million, available letter of credit capacity under our revolving credit facility of $320 million, and available capacity under our vehicle programs of approximately $1.7 billion.

Our liquidity position has been and may be negatively affected by the recent financial market disruptions and the current downturn in the U.S. and worldwide economies, which have resulted in and may result in further unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. These factors have contributed to and could further contribute to changes in the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the U.S. economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, such as the increased costs, including additional collateral requirements, incurred in connection with the 2008 amendments to our asset-backed conduit facilities and increased costs and decreased capacity that resulted from the 2008 amendments to our senior credit facilities, (iii) the adverse impact of vehicle manufacturers, including Chrysler Group LLC, General Motors Company, Hyundai Motor America, Kia Motors America or Ford Motor Company, being unable or unwilling to honor its obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) any potential disruption to our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement. Financial guaranty firms Ambac Assurance Corporation, MBIA Insurance Corporation, Assured Guaranty Corp. and Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.) currently provide financial guaranties for approximately $1.45 billion, $725 million, $250 million and $125 million, respectively, of our domestic term asset-backed car rental financing.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. As of September 30, 2009, we were in compliance with the financial covenants in our senior credit facilities. Commencing with our fiscal quarter ending June 30, 2010, the requirement to maintain a quarterly minimum trailing twelve month EBITDA under the financial covenants of our amended senior credit facilities will be replaced by the maximum leverage ratio that was in place prior to the December 2008 amendment. For additional information regarding our liquidity risks, please see Part I, Item 1A, “Risk Factors” of our 2008 Form 10-K and this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2008 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $200 million from December 31, 2008 to approximately $4.4 billion at September 30, 2009. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 12 and 13 to our Consolidated Condensed Financial Statements.

As of September 30, 2009, our liability recorded for tax obligations was $476 million. The Internal Revenue Service has commenced an audit of our taxable years 2003 through 2006, the year of the Separation. We are entitled to indemnification by Realogy and Wyndham for substantially all of our recorded liabilities for open tax matters and therefore do not expect such resolution to have a significant impact on our earnings, financial position or cash flows. Realogy posted a letter of credit in April 2007 for the benefit of the Company related to its indemnification obligations to the Company. For additional information regarding our contractual obligations, including information regarding the letter of credit referred to above, see Note 14 to our Consolidated Condensed Financial Statements.

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

During 2009, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•

FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, as codified in FASB ASC topic 805, Business Combinations

•	FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, as codified in FASB ASC topic 320, Investments—Debt and Equity Securities

•

FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, as codified in FASB ASC topic 820, Fair Value Measurements and Disclosures

•	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, as codified in FASB ASC topic 825, Financial Instruments

•	SFAS No. 165, “Subsequent Events”, as codified in FASB ASC topic 855, Subsequent Events

•

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, as codified in FASB ASC topic 105, Generally Accepted Accounting Principles

•	ASU No. 2009-05, “Measuring Liabilities at Fair Value”

We will adopt the following recently issued accounting pronouncements as required:

•	SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment to FASB statement No. 140”, as codified in ASC topic 860, Transfers and Servicing

•	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, as codified in ASC topic 810, Consolidations

For detailed information regarding these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates and foreign currency exchange rates. We used September 30, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

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

In October 2009, a judgment was entered against us in the amount of $16 million following the completion of a jury trial for damages related to breach of contract in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003, involved breach of contract and other claims by one of our licensees related to the acquisition of our Budget vehicle rental business in 2002. We believe the verdict in this case is unsupported by the evidence. Accordingly, we plan to file a motion to set aside the jury’s decision or grant a new trial, and if necessary, appeal this judgment.

With respect to CSI Investments et al. v. Cendant et al. (S.D.N.Y) (the “Credentials Litigation”), an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998, the plaintiffs petitioned the court for attorneys’ fees in the amount of $33 million in September 2009. Pursuant to the Separation Agreement, Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of the liability related to the Credentials Litigation. There was no net impact to our financial statements or cash balances as a result of the petition for attorneys’ fees.

Item 1A.	Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 other than the following:

Conversion of our convertible senior notes due 2014, and the note hedge and warrant transactions entered into in connection with the issuance of the notes, may have an adverse impact on the price of our common stock.

Any of the following transactions and activities could adversely affect the value of our common stock in connection with our recent issuance of $345 million of 3.5% convertible senior notes due 2014 and the note hedge and warrant transactions entered into in connection with such issuance:

•

the conversion of some or all of our convertible senior notes, any sales by noteholders in the public market of our common stock issued upon such conversion and any selling of our common stock (including short selling) due to the existence of the notes;

•

the exercise of some or all of the warrants, any sales by warrantholders in the public market of our common stock issued upon such exercise of the warrants and any selling of our common stock (including short selling) due to the existence of the warrants; and

•

the entry into, or the modification or the unwinding of, various derivative transactions with respect to our common stock by the counterparties in connection with their obligations under the note hedge and warrant transactions.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: November 3, 2009	/s/ David B. Wyshner
David B. Wyshner
Executive Vice President and Chief Financial Officer

Date: November 3, 2009	/s/ Brett D. Weinblatt
Brett D. Weinblatt
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 27, 2009).

4.1	Indenture dated as of October 13, 2009, by and between Avis Budget Group, Inc. and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.1	Second Amendment, dated as of August 27, 2009, to the Series 2006-1 Supplement dated as of January 19, 2006, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York Trust Company, N.A.), as trustee and Series 2006-1 Agent.

10.2	Third Amendment, dated as of August 27, 2009, to the Series 2005-1 Supplement dated as of February 25, 2005, between Avis Budget Rental Car Funding (AESOP) LLC, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as trustee and Series 2005-1 Agent.

10.3	Amendment No. 5 to the Series 2006-1 Supplement, dated as of August 21, 2009, between Centre Point Funding, LLC, as Issuer, Budget Truck Rental, LLC, as Administrator, Deutsche Bank Securities, Inc., Riverside Funding LLC, Deutsche Bank AG, New York Branch, Sheffield Receivables Corporation, Barclays Bank PLC and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Company, N.A.), in its capacity as Trustee.

10.4	Supply and Feature Agreement dated October 30, 2007, by and among Ford Motor Company, Avis Budget Car Rental, LLC and AESOP Leasing L.P.**

10.5	Avis Budget Car Rental 2010 Model Year Program Letter dated August 28, 2009 between Avis Budget Car Rental, LLC and Ford Motor Company** (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 2, 2009).

10.6	Series 2009-2 Supplement, dated as of October 1, 2009, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2009-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2009).

10.7	Purchase Agreement dated as of October 7, 2009, by and among Avis Budget Group, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.8(a)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.8(b)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.8(c)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Deutche Bank AG, London Branch (Incorporated by reference to Exhibit 10.2(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.8(d)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.2(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.8(e)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.9(a)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.9(b)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.9(c)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.3(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.9(d)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.3(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.9(e)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.10(a)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.10(b)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.10(c)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Deutche Bank AG, London Branch (Incorporated by reference to Exhibit 10.4(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.10(d)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.4(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.10(e)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.11(a)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.5(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.11(b)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.5(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.11(c)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.5(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.11(d)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.5(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.11(e)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.12	Amended and Restated Series 2008-1 Supplement, dated as of October 29, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on the Form 8-K dated October 30, 2009).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	The Company has applied for confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.