Form 10-K
period 2009-12-31
AVIS BUDGET GROUP, INC.
filed 2010-02-24
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2009 was $571,868,094. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares outstanding of the Registrant’s common stock was 101,998,891 as of January 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be mailed to stockholders in connection with the Registrant’s annual stockholders’ meeting scheduled to be held on May 26, 2010 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

•	weakness in travel demand, including reduced airline passenger traffic in the United States and in the other international locations in which we operate;

•

the effects of the economic recession and weakness in the housing market, which continued to contribute to a decline in rental activity, and the impact such decline may continue to have on us, particularly during our peak season or in key market segments;

•

our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market at the same or similar cost, and the financial condition of financial-guaranty firms that have insured a portion of our outstanding vehicle-backed debt;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the locations in which we operate;

•	our dependence on third-party distribution channels;

•	our ability to control costs through our cost-savings and efficiency improvement initiatives or otherwise and successfully implement our business strategy;

•	the impact of our derivative instruments, which can be affected by fluctuations in interest rates and other factors;

•	our ability to accurately estimate our future results;

•	a major disruption in our communication or centralized information networks;

•	our exposure to uninsured claims in excess of historical levels;

•	our failure or inability to comply with regulations or contractual obligations or any changes in regulations or contractual obligations, including with respect to personally identifiable information;

•	any impact on us from the actions of our licensees, dealers and independent contractors;

•	substantial increases in the cost, or decreases in the supply, of fuel, vehicle parts, energy or other resources on which we depend to operate our business;

•	risks related to our indebtedness, including our substantial amount of debt and our ability to incur substantially more debt;

•	our ability to meet the financial and other covenants contained in our senior credit facilities, our outstanding unsecured senior notes and certain asset-backed funding arrangements;

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

You should consider the areas of risk described above, as well as those described under “Risk Factors” set forth in Item 1A herein and those that may be disclosed from time to time in filings with the Securities and Exchange Commission (the “Commission”), in connection with any forward-looking statements that may be made by us and our businesses generally. Except to the extent our obligations under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company”, “Avis Budget”, “we”, “our” or “us” means Avis Budget Group, Inc., and its subsidiaries and “Avis Budget Car Rental” or “ABCR” means Avis Budget Car Rental, LLC, and its subsidiaries, the companies that comprise our vehicle rental operations. “Avis” and “Budget” refer to our Avis and Budget operations, respectively, and do not include the operations of Avis Europe and its affiliates, as further discussed below.

Overview

We operate two of the most recognized brands in the global vehicle rental industry through Avis and Budget. Avis is a leading rental car supplier to the premium commercial and leisure segments of the travel industry and Budget is a leading rental car supplier to the value-conscious segments of the industry. We are a leading vehicle rental operator in North America, Australia, New Zealand and certain other regions we serve, based on published airport statistics. We maintain a leading share of airport car rental revenue and operate one of the leading consumer truck rental businesses in the United States.

Our car rental business enjoys significant benefits from operating two distinct brands that target different industry segments but share the same fleet, maintenance facilities, systems, technology and administrative infrastructure. We believe that Avis and Budget both enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand. In 2009, we generated total revenues of $5,131 million. The Avis, Budget and Budget Truck brands accounted for approximately 61%, 32% and 7% of our revenue, respectively, in 2009.

Our operations have an extended global reach that includes approximately 6,500 car and truck rental locations in the United States, Canada, Australia, New Zealand, Latin America, the Caribbean and parts of Asia. On average, our global rental fleet totaled more than 350,000 vehicles, and we completed more than 23 million vehicle rental transactions worldwide in 2009. Domestically, in 2009, we derived approximately 81% of our nearly $4.0 billion in total car rental revenue from on-airport locations and approximately 19% of our domestic car rental revenue from off-airport locations, which we refer to as our local market business. We rent our fleet of approximately 29,000 Budget trucks through a network of approximately 2,300 dealer-operated and 250 company-operated locations throughout the continental United States. We also license the use of the Avis and Budget trademarks to multiple licensees in areas in which we do not operate. The Avis and/or Budget vehicle rental systems in Europe, Africa, the Middle East and parts of Asia are operated at approximately 3,800 locations by subsidiaries and sub-licensees of an independent third party primarily under royalty-free trademark license agreements.

Segment Information

We categorize our operations in three operating segments: domestic car rental, consisting of our Avis and Budget U.S. car rental operations; international car rental, consisting of our international Avis and Budget vehicle rental operations; and truck rental, consisting of our Budget truck rental operations in the United States. In 2009:

•

Domestic car rental.  Our domestic car rental segment generated approximately 73 million rental days and average time and mileage revenue per day of $42.22 with an average rental fleet of approximately 270,200 vehicles;

•

International car rental.  Our international car rental segment generated approximately 13 million rental days and average time and mileage revenue per day of $42.36 with an average rental fleet of approximately 51,100 vehicles; and

•	Truck rental. Our truck rental segment generated approximately 4 million rental days and average time and mileage revenue per day of $73.08 with an average rental fleet of approximately 29,000 trucks.

In 2009, our business continued to be impacted by the economic recession. As a result, we continued the implementation of our five-point cost-reduction and efficiency-improvement plan, which we introduced in November 2008, and our Performance Excellence process improvement initiative to reduce annual expenses. The five-point plan enabled us to realize cost savings in 2009 through:

•

Reductions in operating and selling, general and administrative expenses including the elimination of 3,000 positions in late 2008 and 2,250 additional positions in 2009, the majority of which were trimmed from fixed and semi-fixed overhead;

•

A review of station, segment and customer profitability to identify and respond appropriately to unprofitable aspects of our businesses, which positively impacted our profit per transaction and our overall profitability but negatively impacted volume;

•	Targeted price increases and changes to our sales, marketing and affinity programs in order to improve revenue per day and overall profitability;

•	Further consolidation of purchasing programs; and

•	Further consolidation of customer-facing and back-office functions and locations across our operations, including closing approximately 125 local business locations in 2009.

In 2009, we not only completed more than 23 million rental transactions worldwide, but also made significant progress toward our strategic objectives. We retained approximately 99% of our commercial contracts and maintained or expanded our marketing alliances with key marketing partners. In 2009, Avis was also named North America’s Leading Car Hire for the fourth consecutive year and World’s Leading Business Car Rental Company by the World Travel Awards. Budget was named “Car Rental Supplier of the Year” by Travel Leaders, one of the world’s largest leisure and corporate managed business travel agency networks. We are an “approved” or “preferred” provider for customers of a majority of the largest auto insurance companies in the United States. In 2009, as a result of our heightened focus on car class upgrades, sales of ancillary products and services, we increased the revenues per rental day that we generate from upgrades, where2 GPS navigation system units, loss damage waivers and insurance products, and other ancillary services.

In 2009, we diversified our fleet purchases, reduced our overall fleet size and implemented strategic price increases to offset lower demand for travel services. We continue to utilize sophisticated yield-management technology to optimize our pricing and fleet planning, and we continue to analyze and streamline our operations to gain efficiencies. In addition, our more than 22,000 employees continue to provide reliable, high-quality vehicle rental services that foster customer satisfaction and customer loyalty.

Market Conditions and Outlook

For 2010, our objective is to continue to focus on profitability and our position as a leading provider of vehicle rental services as well as to maintain cost savings and efficiencies achieved through process improvement and other actions. We expect to achieve our goals by focusing our efforts on the following core strategic initiatives:

•

Optimizing Our Two-Brand Strategy.  We plan to continue to position our two distinct and well-recognized brands to capture different segments of customer demand. With Avis as a premium brand preferred by corporate and upscale leisure travelers, and Budget as a value brand preferred by value-conscious travelers, we believe we are able to target a broad range of demand, particularly since the two brands share the same operational and administrative infrastructure while providing differentiated though consistently high levels of customer service. We aim to provide products, service and pricing, and to maintain marketing affiliations and corporate account contracts, which complement each brand’s positioning. In addition, we use various marketing channels appropriate to each of our brands and seek to continue to increase the share of our reservations that we generate through our avis.com and budget.com websites, which are our least-expensive sources of advance bookings.

•

Expanding Our Revenue Sources.  We plan to continue to focus on car class upgrades and expand our ancillary revenues by offering additional products and services to on- and off-airport customers and by increasing, where appropriate, our recovery from our customers of costs imposed on us by third parties. Opportunities for ancillary revenue growth include adding sales of additional insurance coverages and insurance-related and other ancillary products and services, such as electronic toll collection services, satellite radio and our where2 GPS navigation product, to the rental transactions of an increasing percentage of our renters. In addition, we seek to grow off-airport revenue by continuing our efforts to identify and attract local demand and increasing our revenues in the insurance replacement sector.

•

Capturing Incremental Profit Opportunities.  We plan to continue our focus on yield management and pricing optimization and seek to increase the time and mileage rental fees we earn per rental day. We have implemented technology that strengthens our yield management and that enables us to tailor our product/price offerings to specific customer segments. In 2009, we also implemented retail price increases, and we expect to continue to adjust our pricing to match changes in demand and as conditions warrant. In addition, we believe the expansion of our revenue sources (discussed above) should permit us to generate incremental profits from our customer base, while at the same time enhancing our customers’ vehicle rental experience.

•

Controlling Costs and Promoting Efficiencies.  We have continued our efforts to rigorously control costs. We developed and implemented our Performance Excellence process improvement initiative to increase efficiencies, reduce operating costs and create sustainable cost savings. This initiative generated substantial savings in 2009 and should continue to provide benefits in 2010. In addition to the Performance Excellence initiative, in 2009 we took aggressive action to reduce expenses throughout the organization, in large part through a five-point strategy for realizing cost savings as described above. We believe such steps will continue to impact our financial performance.

•

Mitigating Risks.  We expect to continue to face a challenging operating environment in 2010 as demand for travel services is likely to remain below 2007 and 2008 levels. We seek to mitigate our exposure to these risks in numerous ways, including the actions described above, continued adjustment of fleet levels to reflect changes in demand for vehicle rentals, maintenance of ample liquidity to fund our fleet and our operations, and adjustments in the size, nature and terms of our relationships with vehicle manufacturers.

* * *

Company History

Avis Budget Group’s operations consist of two of the most recognized brands in the global vehicle rental industry through Avis Budget Car Rental, LLC, the parent of Avis Rent A Car System, LLC, Budget Rent A Car System, Inc. and Budget Truck Rental, LLC. Founded in 1946, Avis is believed to be the first company to rent cars from airport locations. Avis expanded its geographic reach throughout the United States in the 1950s and 1960s. In 1963, Avis introduced its award winning “We try harder” advertising campaign, which is considered one of the top ten advertising campaigns of the 20th century by Advertising Age magazine. Budget was founded in 1958. The company name was chosen to appeal to the “budget-minded” or “value-conscious” vehicle rental customer. Avis possesses a long history of using proprietary information technology systems in its business, and its established, but continually updated, Wizard System remains the backbone of our operations.

We acquired the Avis brand in 1996, Avis’ capital stock in 2001, and the Budget brand and substantially all of the domestic and certain international assets of Budget’s predecessor in 2002. We were created through a merger with HFS Incorporated in December 1997 with the resultant corporation being renamed Cendant Corporation. On August 23, 2006, Cendant completed a separation into four separate companies (the “Cendant Separation”), one for each of its former Real Estate Services businesses (Realogy Corporation), its former Hospitality Services businesses (Wyndham Worldwide Corporation), its former Travel Distribution Services businesses (Travelport) and its Vehicle Rental businesses (Cendant, now Avis Budget Group). Following completion of the Cendant Separation, Cendant changed its name to Avis Budget Group, Inc. and our common stock began to trade on the New York Stock Exchange under the symbol “CAR”.

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

Car rental business

Operations—Avis

We operate or franchise approximately 2,200 of the approximately 5,100 rental locations that comprise the Avis car rental system (the “Avis System”) throughout the world, which represents one of the largest car rental systems in the world, based on total revenue and number of locations. The Avis System encompasses locations at most of the largest airports and cities in the United States and internationally. The Avis System in Europe, Africa, the Middle East and parts of Asia is primarily operated under royalty-free license agreements with Avis Europe Holdings, Limited (“Avis Europe”), an independent third party, which generally expire in 2036, and is comprised of approximately 2,900 locations (as disclosed by Avis Europe) operated by Avis Europe and its sub-licensees.

We operate approximately 1,300 Avis car rental locations in both the on-airport and local rental segments in North America, Australia, New Zealand, Latin America and the Caribbean. In 2009, Avis generated total revenue of approximately $3.1 billion, of which approximately 84% (or $2.6 billion) was derived from U.S. operations, including locations which are operated by our third party agency-operators. In addition, we franchise the Avis System to independent business owners in approximately 900 locations throughout the United States, Canada, Latin America, Australia, New Zealand and parts of Asia. In 2009, approximately 95% of the Avis System total domestic revenue was generated by our locations and the remainder was generated by locations operated by independent franchisees. Independent franchisees generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that make up the Avis System:

Avis System Locations*

	U.S.	International	Total
Our Avis company-owned locations (includes agency-operated locations)	1,000	300	1,300
Our Avis franchisee locations	300	600	900

Our total Avis company-owned and franchisee locations	1,300	900	2,200
Avis Europe locations	-	2,900	2,900

Total Avis System Locations	1,300	3,800	5,100

*	Location counts are approximate.

In 2009, Avis derived approximately 60% and 40% of its domestic time and mileage revenue from commercial and leisure customers, respectively, and 79% and 21% of its domestic revenue from customers renting at airports and locally, respectively.

The Avis brand provides high-quality car rental services at price points generally above non-branded and value-branded national car rental companies. We offer Avis customers a variety of premium services, including:

•	Avis Preferred, a counter bypass program, which is available at major airport locations;

•	where2, a navigation system that features Bluetooth hands-free calling and MP3 playback capability;

•	Avis Cool Cars, a line of fun-to-drive vehicles such as the Chevrolet Camaro, Ford Mustang, Cadillac CTS, Chevrolet Corvette, as well as a range of eco-friendly “hybrid” vehicles;

•	Roving Rapid Return, wireless technology which permits customers who are returning vehicles to obtain a printed charge record from service agents at the vehicle as it is being returned;

•	A new non-smoking policy and a 100% smoke-free car rental fleet, and other vehicle amenities such as satellite radio available in some models;

•	Avis Access, a full range of special products and services for drivers and passengers with disabilities;

•

Avis Interactive, a proprietary management tool that allows select corporate clients to easily view and analyze their rental activity via the Internet, permitting these clients to better manage their travel budgets and monitor employee compliance with applicable travel policies; and

•	The Avis First Program, a customer loyalty program that rewards customers with additional benefits for frequent rentals.

Operations—Budget

The Budget vehicle rental system (the “Budget System”) is one of the largest car rental systems in the world, based on total revenue and number of locations. We operate or franchise approximately 1,800 of the approximately 2,700 car rental locations in the Budget System throughout the world, including locations at most of the largest airports and cities in the United States and certain other regions. The Budget System in Europe, Africa and the Middle East is operated under a royalty-free trademark license agreement, which generally expire in 2036, with an independent third party that is an affiliate of Avis Europe, and is comprised of approximately 900 company-operated and sub-licensee locations (as disclosed by Avis Europe).

We operate approximately 770 Budget car rental locations in the United States, Canada, Puerto Rico, Australia and New Zealand. In 2009, our Budget car rental operations generated total revenue of approximately $1.6 billion, of which 88% (or $1.4 billion) was derived from U.S. operations, including locations which are operated by our third party agency-operators. We also franchise the Budget System to independent business owners who operate approximately 1,030 locations throughout the United States, Canada, Latin America, the Caribbean and parts of Asia. In 2009, approximately 89% of the Budget System domestic total revenue was generated by our locations with the remainder generated by locations operated by independent franchisees. Independent franchisees generally pay royalty fees to us based on a percentage of revenues.

The table below presents the approximate number of locations that make up the Budget System:

Budget System Locations*

	U.S.	International	Total
Our Budget company-owned locations (includes agency-operated locations)	600	170	770
Our Budget franchisee locations	220	810	1,030

Our total Budget company-owned and franchisee locations	820	980	1,800
Avis Europe locations	-	900	900

Total Budget System Locations	820	1,880	2,700

*	Location counts are approximate.

In 2009, Budget derived 29% and 71% of its domestic time and mileage car rental revenue from commercial and leisure customers, respectively, and 79% and 21% of its domestic car rental revenue from customers renting at airports and locally, respectively.

Budget is a leading rental car supplier to the value-conscious segments of the industry. Budget offers its customers Fastbreak, an expedited rental service for frequent travelers, which operates much like Avis Preferred, as well as where2 navigation systems and Roving Rapid Return, as described above. Budget also offers the Budget Small Business Program, a program for small businesses that offers discounted rates and central billing options, and Unlimited Budget, a loyalty program for travel professionals established by Budget over ten years ago.

Reservations

Customers can make Avis and Budget reservations through our Avis and Budget websites at avis.com and budget.com, through our reservation centers (also referred to as contact centers) toll-free at 1-888-777-AVIS and 1-800-BUDGET7, respectively, through online travel portals, through selected partners, including many major airlines utilizing direct connect technology, through their travel agent, or by calling a location directly. Travel agents can access our reservation systems through all major global distribution systems (GDSs) and can obtain information with respect to rental locations, vehicle availability and applicable rate structures through these systems. Customers booking multiple vehicles also have the option to book through our car rental booking engine on Groople, an online travel booking resource tailored to customers traveling in groups. In 2009, we launched a mobile iPhone application, a free interactive tool that allows customers to book reservations via an Apple iPhone, which is designed to save our customers time and enhance their rental experience, and also introduced Pay Now on the Budget website, which allows customers to prepay for certain vehicle rentals at discounted rates.

Marketing

Avis and Budget support their premium and value brand positions through a range of marketing channels and campaigns, including traditional media, such as television, radio and print advertising, as well as Internet and direct marketing. Avis focuses its marketing around its industry-leading customer loyalty and its award-winning “We try harder” marketing campaign. Budget builds its marketing around retail advertising, key partnerships and online marketing campaigns.

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

In 2009, approximately 82% of domestic vehicle rental transactions from our owned and operated Avis locations in the United States were generated by travelers who rented from Avis under contracts between Avis and the travelers’ employers or through membership in an organization with whom Avis has a contractual affiliation (such as AARP). Avis also has marketing relationships with organizations such as American Express Company and Sears, Roebuck & Co., through which we are able to provide customers of these entities with incentives to rent from Avis. Avis franchisees also have the option to participate in these affiliations. For commercial and leisure travelers who are unaffiliated with any of the employers or organizations that we contract with, Avis solicits business through media, direct mail, e-mail and Internet advertising. Avis conducts various loyalty programs through direct marketing campaigns, including Avis Preferred, which allows customers to bypass the rental counter when renting a vehicle, and Avis First, which offers our customers enhanced benefits for frequent rentals.

Additionally, Budget offers “Unlimited Budget”, a loyalty incentive program for travel agents, which had approximately 19,000 travel agents actively enrolled as of December 31, 2009, and the Budget Small Business Program, a program for small businesses that offers discounted rates and central billing options. Budget also has contractual arrangements with American Express Company and other organizations, which offer members of these groups incentives to rent from Budget. In connection with its focus on value-conscious customers, Budget primarily relies on retail advertising, including Internet advertising, and on value pricing to drive customers to our Budget website, our call centers and other distribution channels. Budget also offers proprietary marketing programs such as Fastbreak, an expedited rental service for frequent renters. Our international Avis and Budget operations maintain close relationships with the travel industry through participation in several non-U.S. based frequent traveler programs with airlines such as Qantas Airways Limited and Air Canada, and have been selected as Air Canada’s preferred worldwide car rental supplier, and also through participation in Avis Europe’s programs with British Airways Plc, Deutsche Lufthansa AG and other carriers.

Franchising

Of the approximately 2,200 Avis and approximately 1,800 Budget car rental locations we operated and/or franchised at December 31, 2009, approximately 42% and 57%, respectively, were owned and operated by franchisees. Revenue derived from our car rental franchisees in 2009 totaled approximately $29 million. Franchised locations range from large operations at major airport locations to franchise territories encompassing an entire country to relatively small operations in suburban locations. Fleets of our franchisees range from in excess of 3,000 vehicles to fewer than 50 vehicles. Franchising provides us with a source of high margin revenue because there are relatively limited additional fixed costs associated with fees paid by franchisees to us. Although franchised locations represent approximately 49% of the locations that we own or franchise, they represent only approximately 7% of total domestic revenue generated by the Avis and Budget Systems, because the average franchised operation is significantly smaller than the average corporate owned location. Generally, we do not actively seek new franchisees in the United States or Canada.

We generally enjoy good relationships with our franchisees and meet regularly with them at regional, national and international meetings. Our relationships with Avis and/or Budget franchisees are governed by franchise agreements that grant the franchisees the right to operate Avis and/or Budget vehicle rental businesses in certain exclusive territories. These franchise agreements impose obligations on the franchisee regarding the operations of each franchise and most restrict the franchisee’s ability to transfer its franchise agreement and the franchisee’s capital stock. Each franchisee is required to adhere to our system standards for each brand as updated and supplemented by our policy bulletins, brand manuals and service programs.

We maintain the right to monitor the operations of franchisees and, when applicable, can declare a franchisee to be in default under its franchise agreements, which default may or may not be curable. We can terminate these franchise agreements for certain defaults, including failure to pay franchise fees and failure to adhere to our operational standards.

Our franchise agreements grant the franchisees the exclusive right to operate an Avis and/or Budget car and/or truck rental business in a particular geographic area. Under agreements that predate our ownership of Avis or Budget, a limited number of franchisees in the United States are also separately franchised exclusively to sell used cars under the Avis and/or Budget brand. Our current domestic franchise agreements provide for a 20-year term and renewal terms, for no additional fee, so long as the franchisee is not in default and provided that certain conditions are met. Certain existing franchise agreements do not contain a fixed term, or provide for renewal terms for no additional fee so long as the franchisee is not in default. Upon renewal, the terms and conditions of the franchise agreement may generally be amended from those contained in the expiring franchise agreements, while language in certain older franchise agreements may limit our ability to do so. The car rental royalty fee payable to us under franchise agreements is generally 5% to 8% of gross rental revenue but certain franchisees of each brand, both internationally and domestically, have franchise agreements with different royalty fee structures.

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

As part of our cost-reduction and efficiency improvement initiatives, at the end of 2009 we terminated a long-standing agreement under which we have operated the Budget car rental brand at Los Angeles International Airport (LAX) pursuant to a sub-license from a company affiliated with one of Budget’s founders. This company, which already sub-licenses the Budget brand at San Diego International airport, is expected to operate Budget at LAX. We expect the transition to be seamless from our customers’ perspective. In 2009, our Budget LAX location generated revenue of approximately $45 million; however, we determined as part of our review of station, segment and customer profitability that the agreement under which we operated the Budget brand at LAX was not sufficiently profitable for us to continue the agreement.

Other Revenue

In addition to revenue from vehicle rentals and franchisee royalties, we generate revenue from Avis and Budget customers through the sale and/or rental of optional products and services such as supplemental equipment, including child seats and ski racks, loss damage waivers, additional/supplemental liability insurance, personal accident/effects insurance, fuel service options, fuel service charges, optional emergency roadside assistance, satellite radio, electronic toll collection and other ancillary products and services as described above, such as rentals of where2 GPS navigation units which in 2009 contributed more than $60 million to revenue. In 2009, approximately 4% of our domestic vehicle rental operations revenue was generated by the sale of loss damage waivers under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if the customer has not breached the rental agreement. In addition, we receive reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations.

Websites

Avis and Budget have strong brand presence on the Internet through their websites, avis.com and budget.com, as well as third-party websites. In March 2009, Avis launched a redesigned version of its avis.com website, which provides faster navigation, increased functionality and a more streamlined reservation process. In addition, both Avis and Budget have agreements to promote their car rental services with major Internet portals and have a strong advertising presence on various search engines. Bookings over the Internet accounted for 51% of Budget’s 2009 domestic reservations, with 31% of reservations derived from bookings on budget.com. Bookings over the Internet accounted for 34% of Avis’ 2009 domestic reservations, with 26% derived from bookings on avis.com.

The Wizard System

We own the Wizard System, our worldwide reservation, rental, data processing and information management system. The Wizard System enables us to process millions of incoming customer inquiries each day, providing our customers with accurate and timely information about our locations, rental rates and vehicle availability, as well as the ability to place or modify reservations. Additionally, the Wizard System is linked to all major travel distribution networks worldwide and provides real-time processing for travel agents, travel industry partners (such as airlines), corporate travel departments and individual consumers through our websites or calls to our contact centers. The Wizard System also provides personal profile information to our reservation and rental agents to better service our customers. Among the principal features of the Wizard System are:

•	Roving Rapid Return, wireless technology which permits customers who are returning vehicles to obtain a printed charge record from service agents at the vehicle as it is being returned;

•	Preferred Service, Avis’ expedited rental service that provides enrolled customers with a printed rental record in their pre-assigned vehicle and a fast, convenient check-out;

•	Fastbreak, Budget’s expedited rental service which allows for a faster processing of rentals and service for enrolled customers;

•	Additional web-based functionality that supports the booking and processing of reservations from the insurance, fleet and dealership replacement industries;

•	Wizard on Wheels, which enables us to assign vehicles and complete rental agreements while customers are being transported to the rental vehicle;

•	Flight Arrival Notification, a system that alerts rental locations when flights have arrived so that vehicles can be assigned and paperwork prepared automatically;

•

Avis Link, which automatically identifies when a customer with a profile on record is entitled to special rental rates and conditions, and therefore sharply reduces the number of instances in which we inadvertently fail to give Avis renters the benefits of negotiated rate arrangements to which they are entitled;

•	Credit Card Link, which allows both brands to verify all major credit cards through a real-time connection during the rental processing;

•	Interactive interfaces through third-party computerized reservation systems such as Amadeus, Galileo, Sabre and Worldspan;

•

Avis Interactive, which allows select corporate clients to easily view and analyze their rental activity via the Internet, permitting these clients to better manage their travel budgets and monitor employee compliance with applicable travel policies;

•

Direct Connect, a service offered to business-to-business partners that allows them to easily connect their electronic systems to the Wizard System, and to obtain Avis or Budget rate, location and fleet information as well as book reservations for their customers; and

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

•

Pricing decision support system.  Pricing in the vehicle rental industry is highly competitive and complex. To improve our ability to respond to rental rate changes in the marketplace, we have developed sophisticated systems to gather and report competitive industry rental rate changes every day. The system, using data from third-party reservation systems as its source of information, automatically scans rate movements and reports significant changes to a staff of pricing analysts for evaluation. The system greatly enhances our ability to gather and respond to rate changes in the marketplace.

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

•

Sales and marketing systems.  We have developed a sophisticated system of online data screens which enables our sales force to analyze key account information of our corporate customers including historical and current rental activity, revenue and booking sources, top renting locations, rate usage categories and customer satisfaction data. We use this information, which is updated weekly and captured on a country-by-country basis, to assess opportunities for revenue growth, profitability and improvement.

•

Interactive adjustments.  We have developed a multi-linked customer data system which allows us to easily retrieve pertinent customer information and make needed adjustments to completed rental transactions online for superior customer service. This data system links with other accounting systems to handle any charge card transaction automatically.

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

Vehicle purchasing.  We participate in a variety of vehicle purchase programs with major domestic and foreign vehicle manufacturers. General Motors is the featured supplier for Avis, and Ford is the featured supplier for Budget. During 2009, approximately 32%, 20% and 14% of the cars acquired for our U.S. car rental fleet were manufactured by General Motors, Ford and Hyundai, respectively, compared to 32%, 23% and 14% manufactured by General Motors, Ford and Chrysler, respectively, in 2008. During 2009, we also purchased Chrysler, Kia, Mitsubishi, Nissan, Subaru, Suzuki, Toyota and Volkswagen vehicles. We have continued to decrease the total portion of our overall fleet sourced from domestic manufacturers in our effort to diversify our fleet, and we decreased the number of vehicles purchased for our fleet by approximately 15% in 2009 compared to 2008, to reduce fleet costs and keep fleet levels aligned with rental demand.

Vehicle disposition.  We generally hold a vehicle in our domestic fleet for a term of four to 16 months. For 2009 and 2008, approximately 55% and 58%, respectively, of the rental cars purchased for our domestic car fleet were subject to agreements requiring automobile manufacturers to repurchase them or guarantee our rate of depreciation during a specified period of time. Cars subject to these agreements are sometimes referred to as “program” cars and cars not subject to these agreements are sometimes referred to as “risk” cars. The programs in which we participate currently require that the program vehicles be maintained in our fleet for a minimum number of months (typically four to 11 months) and impose return conditions, including those related to mileage and condition. At the time of return to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market at the time of disposition. The future percentages of program and risk vehicles in our fleet will be dependent on the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs. We dispose of our risk vehicles largely through automobile auctions, including auctions that enable dealers to purchase vehicles online more quickly than through traditional auctions.

Of the approximately 348,000 cars from our rental car fleet that we sold in 2009 (compared to 373,000 that we sold in 2008), we sold approximately 48% to the manufacturers pursuant to repurchase programs or received guaranteed depreciation payments following disposition and the rest were sold through third-party channels such as wholesale auctions. The percentage of vehicles we sell back to the manufacturers in 2010 will vary depending on the terms offered by manufacturers, and the number of risk vehicles we sell in 2010 will vary depending on rental demand and conditions in the market for used vehicles.

Utilization and seasonality.  Our car rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. The general seasonal variation in demand, along with more localized changes in demand at each of our locations, causes us to vary our fleet size over the course of the year. For 2009, our average monthly car rental fleet size in the U.S. ranged from a low of approximately 227,000 vehicles in December to a high of approximately 296,000 vehicles in July. Compared to 2008, our average fleet size decreased approximately 19% in 2009. Average domestic fleet utilization for 2009, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 78% in June to 65% in December and averaged 74% for 2009, which was similar to 2008 levels. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled statistics.

Maintenance.  We place a strong emphasis on vehicle maintenance for customer safety and customer satisfaction reasons, as well as because quick and proper repairs are critical to fleet utilization. To accomplish this task we employ a fully-certified National Institute for Automotive Service Excellence (“ASE”) technician instructor at our headquarters. This instructor has developed a specialized training program for our 388 technicians who operate in approximately 85 maintenance and damage repair centers for both Avis and Budget. We use advanced diagnostic equipment, including General Motors’ Global Diagnostic System, Ford’s Integrated Diagnostic System, Hyundai’s Global Diagnostic System and Toyota’s Techstream scan tool. Our technician training department also prepares its own technical service bulletins that can be retrieved electronically at all of our repair locations. Approximately 79% of our technicians are ASE-certified.

Customer Service

Our commitment to delivering a consistently high level of customer service is a critical element of our success and strategy. We conduct daily location-specific customer satisfaction tracking by sending web-based surveys to recent customers. In 2009, we received over 400,000 responses to our online customer satisfaction survey (the Voice of the Customer Survey). The Voice of the Customer Survey asks customers to evaluate their overall satisfaction with their rental experience. Results are analyzed generally and by location to help further enhance our service levels to our customers. In addition, we utilize a toll-free “800” number and a dedicated customer service e-mail address to allow customers of both Avis and Budget to report problems directly to our customer relations department. Location associates and managers also receive training and are empowered to resolve most customer issues at the location level. We prepare weekly and monthly reports on the types and number of complaints received for use by location management in conjunction with the customer satisfaction reports as feedback regarding customer service delivery.

Environmental Initiatives

Over the past several years, we have launched a number of initiatives to manage the environmental aspects of our business. We have focused on and expect to continue to focus on the environmental profile of our car rental fleet, as measured using the United States Environmental Protection Agency SmartWay Certification program. Sixty-two percent of the 2010 model year rental cars in our fleet met the standards for U.S. EPA SmartWay Certification. We also offer gas/electric hybrid cars for rent in three different car classes and flex fuel cars for rent for those seeking to minimize environmental impact through use of E-85 ethanol fuel. We also offer a significant number of vehicles equipped for electronic toll collection, which published research indicates reduces hydrocarbons and carbon monoxide emissions as well as emissions of nitrogen oxides.

We have begun the process of creating formal Environmental Management Systems (EMS) for key airport locations in accordance with ISO 14001 international standards. We use these standards to quantify the various environmental aspects of our business operations, and to manage these aspects, reducing our impact when and where practicable. For example, new car washes installed at our Avis and Budget facilities now recycle and reuse at least 80% of their wastewater. We have also made the puraDYN® Oil Filtration System standard equipment on our fleet of nearly 300 heavy duty buses; this equipment upgrade is expected to reduce our use of motor oil significantly.

We also offer corporate customers a carbon footprint calculator designed to work with our data warehouse and compute the emissions from their rental car use. We then offer our corporate customers a program to help them reduce their impact, including driver education, and the use of carbon offset credits aimed at making their rental car use carbon neutral. We also have an alliance with Carbonfund.org, a leading non-profit provider of carbon offset credits, to enable both renters and corporate customers to offset the emissions from their rental car use. Renters can offset emissions on a daily, weekly or monthly basis on avis.com or budget.com.

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

Competition

The car rental industry is characterized by intense price and service competition. Competition in our vehicle rental operations is based primarily upon price, reliability, vehicle availability, national distribution, usability of booking systems, ease of rental and return, and other elements of customer service. In addition, competition is influenced strongly by advertising, marketing and brand reputation. We compete primarily with the following car rental companies: Hertz Global Holdings, Inc., which operates the Hertz and Advantage brands; Dollar Thrifty Automotive Group; Enterprise Rent-A-Car Company, which also operates the National Car Rental and Alamo brands; and Europcar.

Truck rental business

Operations

Budget’s truck rental business is one of the largest local and one-way truck rental businesses in the United States. The Budget truck rental business has a combined fleet of approximately 29,000 trucks, with an average truck age of four years, which is rented through a network of approximately 2,300 dealers and 250 company-operated locations throughout the continental United States. A certain number of our dealer locations are operated by our Budget car rental franchisees. The Budget truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. In 2009, the Budget truck rental business generated total revenue of approximately $354 million.

We primarily advertise in “yellow pages” telephone directories and online to promote our truck rental business to potential customers. Budget truck rental customers can make reservations through the Budget truck rental reservation center at 1-800-GO-BUDGET, through our Budget truck rental website at budgettruck.com, through the truck link on our budget.com website or by calling a location directly.

We also partner with businesses and websites like moving.com to help reach our targeted audience. We maintain a co-branding agreement with Public Storage, a leading operator of self-storage units, whereby we are an exclusive third-party provider of rental trucks at select Public Storage locations, and engage in certain cross-promotional efforts. We also maintain a strategic partnership agreement with Pep Boys, a leading automotive aftermarket service and retail chain, to promote Budget’s truck rental business and a relationship with AARP offering reduced rates to members.

Distribution

Budget’s truck rental business is offered through a national network, which included approximately 2,300 dealers as of December 31, 2009. These independently-owned dealers primarily operate self-storage facilities, rental centers, hardware stores, service stations and other similar retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks to consumers and to our commercial accounts and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck rentals and ancillary equipment rentals. Generally, dealership agreements may be terminated by either party upon 30 to 90 days’ prior written notice.

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

INSURANCE

We generally assume the risk of liability to third parties arising from vehicle rental services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, in accordance with the minimum financial responsibility requirements and primacy of coverage laws of the relevant jurisdiction. Our general coverage typically extends up to $1 million per occurrence in the event of a negligent act on the part of the Company and this coverage is comprised of a combination of self-insurance and insurance coverage secured from an unaffiliated domestic insurance carrier. We retain exposure for up to $9 million per occurrence, in excess of the previously described $1 million level, through an unaffiliated fronting carrier that is reinsured by our offshore captive insurance company, Constellation Reinsurance Co., Ltd. We also purchase additional excess insurance coverage from a combination of unaffiliated excess carriers. When a customer elects to purchase optional additional and/or supplemental liability coverage, we generally assume the risk of liability up to either $1 million or $ 2 million, depending on the amount of the coverage purchased.

We insure the risk of liability to third parties in Argentina, Australia and New Zealand through a combination of unaffiliated carriers and one of our affiliates. These carriers provide coverage supplemental to minimum local requirements.

INTEREST IN CAREY HOLDINGS, INC.

We own a 47.9% interest in Carey Holdings, Inc., the parent company of Carey International, Inc., a leading worldwide provider of chauffeured ground transportation services. Carey operates in approximately 550 cities and 60 countries through a network of franchisees and alliance partners. Carey recorded operating losses in 2009, and we have reduced the carrying value of our investment to zero.

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

FINANCIAL DATA OF SEGMENTS AND GEOGRAPHIC AREAS

Financial data for our segments and geographic areas are reported in Note 24—Segment Information to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

REGULATION

We are subject to federal, state and local laws and regulations, including those relating to taxing and licensing of vehicles, franchising, consumer credit, consumer protection, environmental protection, insurance, privacy and labor matters.

Environmental

The principal environmental regulatory requirements applicable to our vehicle rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate 428 Avis and Budget locations worldwide at which petroleum products are stored in underground or above-ground tanks. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 U.S. Environmental Protection Agency upgrade mandate and periodic testing and leak monitoring of underground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

We may also be subject to requirements related to the remediation of, or the liability for remediation of, substances that have been released into the environment at properties owned or operated by us or at properties to which we send substances for treatment or disposal. Such remediation requirements may be imposed without regard to fault, and liability for environmental remediation can be substantial.

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

Loss Damage Waivers

A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if there has been no breach of the rental agreement. Approximately 4% of our domestic car rental revenue during 2009 was generated by the sale of loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered to some extent by the customer’s personal automobile insurance and that loss damage waivers may not be necessary. In addition, four states have statutes which establish or cap the daily rate that can be charged for loss damage waivers.

Insurance

As a result of our reinsurance of the optional insurance coverages that we offer through an unaffiliated third party insurance company as well as other insurance obligations, we are subject to regulation under the insurance statutes, including insurance holding company statutes, of the jurisdictions in which our insurance company subsidiaries are domiciled. These regulations vary from jurisdiction to jurisdiction, but generally require insurance holding companies and insurers that are subsidiaries of insurance holding companies to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations with the regulatory authority of the applicable jurisdiction, and require prior regulatory agency approval of changes in control of an insurer and intra-corporate transfers of assets within the holding company structure. Such insurance statutes may also require that we obtain limited licenses to sell optional insurance coverage to our customers at the time of rental.

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

EMPLOYEES

As of December 31, 2009, we employed approximately 22,700 employees, of which approximately 8,000 were employed on a part-time basis. Approximately 26% of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

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

Risks related to our business

The high level of competition in the vehicle rental industry may lead to reduced rental volumes and increased pricing pressure, which could have an adverse impact on our results of operations.

The vehicle rental industry in which we operate is highly competitive. We believe that price is one of the primary competitive factors in the vehicle rental industry. Our competitors, some of whom may have access to substantial capital, may seek to compete aggressively on the basis of pricing. In 2009 we implemented strategic price increases to offset lower demand and may seek to increase price in the future. To the extent our competitors reduce their pricing or our recent or future price increases are not competitive, our results of operations could be adversely impacted. To the extent that we do not match or remain within a reasonable competitive margin of our competitors’ pricing, it could also have an adverse impact on our results of operations, as we may lose rental volume. We could be further impacted if we are unable to adjust the size of our rental fleet in response to fluctuations in demand.

The risk of competition on the basis of pricing in the truck rental industry can be even more intense than in the car rental industry because it can be more difficult to reduce the size of our truck rental fleet in response to reduced demand. The Internet has increased pricing transparency among vehicle rental companies by enabling cost-conscious customers to more easily obtain and compare the rates available from various vehicle rental companies for any given rental. This transparency may increase the prevalence and intensity of price competition in the future.

We face risks of increased fleet costs, both generally and due to the possibility that manufacturers could change or cease their repurchase or guaranteed depreciation programs.

Fleet costs, which represent our largest single expense, represented approximately 29% of our aggregate expenses for 2009 and can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles. For 2009 and 2008, approximately 55% and 58%, respectively, of the rental cars purchased for our domestic car fleet were the subject of agreements requiring automobile manufacturers to repurchase them or guarantee the depreciation rate for a specified period of time. We refer to cars subject to such agreements as “program” cars. Under these repurchase and guaranteed depreciation programs, automobile manufacturers agree to repurchase cars at a specified price during a specified time period or guarantee the rate of depreciation for a specified period of time, typically subject to certain car condition and mileage requirements. These programs therefore enable us to determine, in advance, our depreciation expense, which is a significant cost factor in our car rental operations. Repurchase and guaranteed depreciation programs also limit the risk to us that the market value of a car, at the time of its disposition, will be less than its estimated residual (or depreciated) value; however, such programs result in additional exposure to the manufacturers with whom we have such agreements. See “We face risks related to the financial condition of automobile manufacturers and the used vehicle marketplace”.

Automobile manufacturers may not continue to sell cars to us subject to repurchase or guaranteed depreciation programs at all or on terms consistent with past practice. The overall cost of cars subject to these programs could also increase if the manufacturers were to make changes to such programs, particularly if such changes were to result in an adverse impact in the repurchase price or guaranteed depreciation without a corresponding decrease to the original purchase price. Repurchase or guaranteed depreciation programs also generally provide us with flexibility to reduce the size of our fleet rapidly in response to an economic slowdown or changes in demand by returning cars sooner than originally expected. This flexibility may be reduced in the future to the extent the percentage of program cars in our car rental fleet decreases or this feature of repurchase or guaranteed depreciation programs is altered.

Our per-unit fleet costs could also increase if we decide to purchase fewer vehicles than previously agreed to, as we receive payments from manufacturers, known as “incentive payments”, following the purchase of some of our vehicles once certain conditions are met such as reaching certain purchase volumes, or if manufacturers eliminate or reduce the terms of these incentive programs. Our failure to purchase pre-determined volumes of cars for our rental fleet, or an elimination of or reduction in incentive payments, could cause our per-unit fleet costs to increase substantially and adversely impact our financial condition and results of operations.

We face risks related to the financial condition of automobile manufacturers and the used vehicle marketplace.

As noted above, approximately 55% of the rental cars acquired for our domestic car fleet in 2009 are program cars and we also receive incentive payments from manufacturers following the purchase of some of our vehicles once certain conditions are met such as reaching certain purchase volumes. Failure by a manufacturer to fulfill its obligations on any repurchase or guaranteed depreciation agreement or incentive payment obligation could leave us with a substantial unpaid claim against the manufacturer particularly with respect to program cars that were either (i) resold for an amount less than the amount guaranteed under the applicable agreement and therefore subject to a “true-up” payment obligation from the manufacturer or (ii) returned to the manufacturer but for which we were not yet paid and therefore we could incur a substantial loss as a result of such failure to perform.

Approximately 32%, 20% and 8% of the cars we acquired in 2009 were manufactured by General Motors, Ford and Chrysler, respectively. More than 60% of these cars, and a portion of our cars manufactured by foreign manufacturers, are program cars. The auto industry has been adversely impacted by the economic recession, which seriously challenged U.S. automakers and ultimately led to filings for Chapter 11 bankruptcy protection by Chrysler and General Motors in 2009. We could incur material expenses if, following a manufacturer default under its agreements with us as a result of bankruptcy proceedings or otherwise, the prices at which we were able to dispose of program cars were less than the specified prices under the repurchase or guaranteed depreciation program. The effect may be magnified because we typically pay the manufacturer of a program car more than we would pay to buy the same car as a non-program, or “risk”, vehicle and because we depreciate a program car to the repurchase price or the guaranteed depreciation agreed to by the manufacturer. This price does not take into consideration conditions in such marketplace and is usually therefore higher than the price that would be available in the used car marketplace.

We currently sell non-program vehicles through auctions, third-party resellers and other channels in the used vehicle marketplace. Such channels may not produce stable used vehicle prices. A reduction in residual values for both non-program cars and trucks in our vehicle rental fleet could cause us to sustain a substantial loss on the ultimate sale of non-program cars and trucks or require us to depreciate those cars and trucks at a more accelerated rate while we own them.

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

We face risks associated with sourcing vehicles for our fleet and potential safety recalls affecting vehicles in our fleet.

We currently source our vehicles from both U.S. and non-U.S. auto manufacturers, including General Motors, Ford, Chrysler, Hyundai, Nissan, Kia and Toyota. To the extent these or other auto manufacturers significantly curtail production, or determine to curtail sales to us or the vehicle rental industry for any reason, we may not be able to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs. In addition, our vehicles may be subject to safety recalls by their manufacturers, which could have a similar impact on our business if we remove such recalled vehicles from our rentable fleet. If a large number of cars were to be the subject of simultaneous recalls, or if needed replacement parts are not in adequate supply, we may not be able to re-rent recalled cars for a significant period of time. We could also face liability claims related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could adversely affect our revenues, create customer service problems, reduce the residual value of the cars involved, harm our general reputation and/or have an adverse effect on our financial condition and results of operations.

We have been adversely impacted by the recession in the U.S. economy, weakness in travel demand and the housing market and could be further adversely impacted.

The U.S. economy was in recession for at least the first half of 2009, and economic conditions may not improve significantly in 2010. Historically, our results of operations have declined during periods of general economic weakness and the effects of the recession contributed to our year-over-year revenue decline. If economic conditions in the United States and worldwide do not improve or worsen, our financial condition and results of operations could be adversely impacted in 2010 and beyond. For example, the economic recession led to reduced travel demand, with many U.S. airlines having implemented capacity reductions and many companies curtailing business travel. In 2009, we generated approximately 81% of our domestic car rental revenue from our on-airport locations; therefore, a decline in airline travel will typically have a direct adverse impact on our results of operations. Significant airline capacity reductions, such as the reductions implemented by certain airlines in 2009, airfare increases (e.g., due to capacity reduction or an increase in fuel costs), any event that disrupts or reduces business or leisure air travel, and work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events could result in reduced air travel and have an adverse effect on our results of operations.

Revenue for our truck rental operations declined in 2009, in part, because the housing market, a key driver of both local rentals and one-way truck rentals, has also experienced a prolonged, severe downturn. If adverse conditions in the housing market persist or worsen, we may see a further decline in truck rental transactions, which could have a further adverse impact on our business.

We are dependent on third-party distribution channels, and the success of our business depends in significant part on these relationships.

We generate approximately 45% of our domestic car rental reservations through third-party distribution channels, which include:

•

traditional and online travel agencies, airlines and hotel companies, marketing partners such as credit card companies and membership organizations, and other entities that help us attract customers; and

•	global distribution systems, such as Amadeus, Galileo, Sabre and Worldspan (“GDS”) that connect travel agents, travel service providers and corporations to our reservations systems.

In 2009, approximately 17% and 2% of our domestic car rental reservations came through our largest GDS source and our largest non-GDS third-party source of reservations, respectively. The operators of some third-party distribution channels can cancel or modify their agreements with us upon relatively short notice. Changes in our pricing agreements, commission schedules or arrangements with third-party distribution channels, the termination of any of our relationships or a reduction in the transaction volume of such channels, or a GDS’s inability to process and communicate reservations to us could have an adverse impact on our business, financial condition and results of operations.

Our business is seasonal, and a disruption in rental activity during our peak season could adversely affect our results of operations.

Seasonal changes in our revenues do not alter certain of our expenses, like rent and insurance, that are fixed in the short run, typically resulting in higher profitability in periods when our revenues are higher and lower profitability in periods when our revenues are lower. In our business, the third quarter of the year has historically been our strongest quarter due to the increased level of leisure travel and household moving activity. In 2009, the third quarter accounted for 29% of our total revenue for each of our Domestic Car Rental, International Car Rental and Truck Rental segments and was our most profitable quarter for each of our segments as measured by EBITDA. Any circumstance or occurrence that disrupts rental activity during the third quarter could have a disproportionately adverse impact on our financial condition and our results of operations.

We may not be successful in maintaining or further implementing our cost savings and efficiency improvements or other business strategies.

In light of the economic recession, we undertook numerous actions in 2009 designed to reduce costs and improve efficiency. We closed and consolidated certain facilities and reduced staff in conjunction with this initiative. While we intend to maintain these cost savings and pursue additional cost efficiencies through continued implementation of our Performance Excellence process improvement initiative and other actions, if we are unable to effectively control costs through these actions, our financial condition and results of operations could be adversely impacted.

Similarly, we have been increasing the ancillary revenues associated with our vehicle rental business, such as revenue from selling insurance coverages and where2 GPS navigation rentals. Part of our strategy is to continue to grow such ancillary revenues. We expect to execute this strategy through additional ancillary product offerings, as well as the continued marketing of existing products. If we are unable to grow ancillary revenue, properly react to changes in market conditions or successfully market to our customers, our financial condition, results of operations and cash flows could be adversely affected.

Our derivative instruments may impact our results of operations.

We utilize derivative instruments to manage a portion of our risk related to fluctuations in interest rates, gas prices and foreign exchange rates. The derivative instruments we use are typically in the form of interest rate and commodity swaps and foreign exchange forwards. Periodically, we are required to determine the change in fair value, called the “mark to market,” of these derivative instruments, which can result in a non-cash charge or gain being recognized in our financial results for a period preceding the period or periods in which settlement occurs under the derivative instruments and, for example, interest payments are made. Changes or shifts in interest rates, gas prices and foreign exchange rates can significantly impact the valuation of our derivatives and therefore could expose us to substantial mark-to-market losses or gains if such rates or prices fluctuate materially from the time the derivatives were entered into. Accordingly, a fluctuation in such rates or prices may impact our financial position, results of operations and cash flows. In addition, volatility in rates and prices can also impact the cost and effectiveness of our derivative instruments in managing our risks. To the extent any of our derivatives were to result in a gain upon settlement, we would be exposed to credit risk of the counterparties to such derivatives, which are typically large financial institutions.

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

Acquisitions of existing Avis or Budget franchisees, or acquisitions or investments in other businesses could have an adverse impact on our results of operations.

We have acquired and may acquire existing franchisees and/or other businesses in the future and have invested in and may further invest in other businesses. These acquisitions and investments may involve numerous risks, including those associated with integrating operations, technology and personnel into our business, potential disruption of our ongoing business and distraction of management, and exposure to existing as well as unknown liabilities, including litigation involving the acquired entity. Such acquisitions and/or investments may not be accretive to our earnings and may negatively impact our financial condition and results of operations.

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

Changes in the U.S. and foreign legal and regulatory environment that affect our operations, including laws and regulations relating to the environment, insurance products we sell, consumer privacy, data security, employment matters, taxes, automobile-related liability and insurance rates, could disrupt our business, increase our expenses or otherwise have an adverse impact on our results of operations.

We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices, financial position and results of operations. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official.

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

In 2005, federal legislation was enacted that pre-empted state laws which imputed tort liability solely based on ownership of a vehicle involved in an accident. If the current law were to change, our insurance liability exposure could materially increase.

The U.S. Congress and other legislative and regulatory authorities in the United States and internationally have considered, and will likely continue to consider, numerous measures related to climate change and greenhouse gas emissions. Should rules establishing limitations on greenhouse gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions become effective, demand for our services could be affected, our fleet and/or other costs could increase, and our business could be adversely affected.

We may be held responsible by third parties, regulators or courts for the actions of, or failures to act by, our licensees, dealers or independent operators, which exposes us to possible fines, other liabilities and negative publicity.

Our car and truck rental franchisee and dealer locations are independently owned and operated. We also operate many of our corporate locations through agreements with “agency operators,” which are third-party independent contractors who receive commissions to operate such locations. Our agreements with our franchisees, dealers and agency operators require that they comply with all laws and regulations applicable to their businesses, including our internal policies and standards. Under these agreements, our franchisees, dealers and agency operators retain control over the employment and management of all personnel. Third parties, regulators or courts may seek to hold us responsible for the actions of, or failures to act by, our franchisees, dealers or agency operators. Although we actively monitor the operations of these franchisees, dealers and agency operators, and under certain circumstances have the ability to terminate their agreements for failure to adhere to contracted operational standards, we are unlikely to detect all problems. Moreover, there are occasions when the actions and activities of our franchisees, dealers or agency operators may not be clearly distinguishable from our own. It is our policy to vigorously seek to be dismissed from any such claims and to pursue indemnity for any adverse outcomes. Failure of our franchisees, dealers or agency operators to comply with laws and regulations may expose us to liability, damages and publicity that may adversely affect our business.

Any failure by us to protect confidential information of our customers against security breaches could damage our reputation and substantially harm our business and results of operations.

Third parties may have the technology or expertise to breach the security of our customer transaction data. Our security measures may not prevent security breaches that could result in substantial harm to our business and results of operations and damage to our reputation. We rely on encryption and/or authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology we use to protect customer transaction data. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations.

In addition, the Payment Card Industry (PCI) imposes strict customer credit card data security standards to ensure that our customers’ credit card information is protected. Failure to meet the PCI data security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments, which would materially impact operations. Failure to protect customer credit card and other information can also result in governmental investigations or material civil or criminal liability.

Significant increases in fuel costs or reduced supplies of fuel could harm our business.

Significant increases in fuel prices, a severe or protracted disruption in fuel supplies or imposition of mandatory allocations or rationing of fuel, could negatively impact our car rental business by discouraging consumers from renting cars or disrupting air travel, on which a significant portion of our car rental business relies, and therefore could have an adverse effect on our financial condition and results of operations.

We face risks associated with our like-kind-exchange program.

We utilize a like-kind exchange program whereby we replace vehicles in a manner that allows tax gains on disposed vehicles to be deferred. The program has resulted in a material deferral of federal and state income taxes beginning in 2004. The benefit of deferral is dependent on reinvestment of vehicle disposition proceeds in replacement vehicles within a prescribed period of time (usually six months). The decline in 2009 of our average car rental fleet did not result in reduced deferrals, utilization of tax attributes or increased payment of federal and state income taxes. An extended downsizing of our fleet could result in reduced deferrals, utilization of tax attributes and increased payment of federal and state income taxes, which could require us to make material cash payments. Such a downsizing or reduction in purchases would likely occur if, and to the extent, we are unable to obtain financing when our asset backed rental car financings mature and could also occur in connection with a significant decrease in demand for vehicle rentals. Therefore, we cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the program will remain in its current form.

Risks related to our indebtedness

We have a substantial amount of debt which could impair our financial condition and adversely affect our ability to react to changes in our business.

As of December 31, 2009, our total debt was approximately $6.5 billion and we had approximately $761 million of available letter of credit capacity, $275 million of which is available for borrowings, under our senior credit facilities. Our substantial indebtedness could have important consequences, including:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy, or acquisitions and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes;

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

As noted above, as of December 31, 2009, our senior credit facilities provided us with commitments for additional letters of credit of up to $761 million, $275 million of which is available for borrowings. All of those borrowings would be secured and the lenders under our senior credit facilities would have a prior claim to the assets that secure such indebtedness. If new debt is added to our current debt levels, the risks described above could intensify.

We may be unable to remain in compliance with the financial or other covenants contained in our debt instruments, including our senior credit facilities.

Many of our debt instruments, including our senior credit facilities, contain financial and other covenants that impose significant requirements on us and limit our ability to engage in certain transactions or activities. There can be no assurance that we will be able to generate sufficient earnings to enable us to satisfy the financial covenants included in our senior credit facilities, our $1.95 billion of asset-backed conduit facilities used to finance a portion of our domestic car rental operations or our other borrowing agreements. Our failure to comply with these covenants, if not waived, would cause a default under the senior credit facilities and could result in principal under the conduit facilities being required to be repaid from a portion of vehicle disposition proceeds and lease payments we make to our vehicle program subsidiaries. If such a failure were to occur, there can be no assurance that we would be able to refinance or obtain a replacement for such facilities and in certain circumstances such failure could also give rise to a default under the instruments that govern our other indebtedness.

We can be adversely impacted by disruptions in the credit and asset-backed securities markets, which have led to and could lead to further increases in interest rates and could disrupt our ability to obtain financing for our operations, which require substantial capital.

We rely upon financing for our operations, particularly asset-backed financing, through asset-backed securities and the lending market, for our vehicle fleet. Our total asset-backed debt as of December 31, 2009 was approximately $4.4 billion, with available capacity of approximately $2.7 billion. Our $1.95 billion asset-backed domestic rental car conduit facility (under which no borrowings were outstanding at December 31, 2009) is a 364-day facility, and approximately $1.0 billion of term asset-backed financings for our domestic car rental operations will mature in 2010. The asset-backed financing market has been unstable in recent years, and during a disruption in that market we may be unable to obtain refinancing for our operations at current levels, or at all, when our asset-backed rental car financings mature, and any new financing or refinancing of our existing financing could increase our borrowing costs, including due to an increase in required collateral levels. In addition, we could be subject to increased collateral requirements to the extent we request any amendment or renewal of any of our existing financing.

Ambac Assurance Corporation, MBIA Insurance Corporation and Syncora Guarantee Inc. provide credit enhancement in the form of financial guaranties for approximately $1.45 billion, $683 million and $125 million, respectively, of our approximately $3.4 billion of domestic term asset-backed car rental financing outstanding at December 31, 2009. The debt ratings of these financial guaranty firms have been downgraded significantly from the time in which the guarantees were entered into, and the firms have substantially curtailed their issuance of new guaranties. Therefore we are unlikely to be able to offer similar financial guaranties in connection with any refinancing we pursue for our term asset-backed financings. Assured Guaranty Corp. is the provider of a financial guaranty for $250 million of our term asset-backed car rental financing.

Certain insolvency events in respect of the financial guarantors of our outstanding term asset-backed financings would result in principal of the related financing being required to be repaid sooner than anticipated from a portion of the proceeds of ordinary course vehicle disposition and lease payments we make to our vehicle program subsidiaries. These financial guarantor insolvency events could also result in the noteholders of the series of asset-backed notes guaranteed by the insolvent financial guarantor directing the trustee to foreclose on and sell vehicles to generate proceeds sufficient to repay such series of notes. If such a financial guarantor insolvency event were to occur, there can be no assurance that we would be able to replace the relevant financings on reasonable terms or at all.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant amount of our borrowings, primarily our vehicle-backed borrowings, bear interest at variable rates and expose us to interest rate risk. If interest rates increase, whether because of an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2009, our total outstanding debt of approximately $6.5 billion included interest rate sensitive debt of approximately $800 million (either by its original terms or through the use of interest rate derivatives), which had a weighted average interest rate of approximately 4% per annum. During our seasonal borrowing peak in 2009, outstanding interest rate sensitive debt totaled approximately $2 billion, with a weighted average interest rate of approximately 4% per annum.

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

Risks related to the Cendant Separation

We are relying on Realogy, Wyndham Worldwide and Travelport to fulfill their obligations under the Separation Agreement and other agreements.

Pursuant to the Separation Agreement and related agreements (including a tax sharing agreement, the “Tax Sharing Agreement”), Realogy and Wyndham Worldwide are responsible for 62.5% and 37.5%, respectively, of certain contingent and other of our corporate liabilities including those relating to unresolved tax and legal matters as well as 100% of certain liabilities that relate to their respective businesses (the “Assumed Obligations”). More specifically, Realogy and Wyndham Worldwide have generally assumed and are responsible for the payment of their specified percentage of (i) all taxes imposed on us and certain of our subsidiaries and (ii) certain of our contingent and other corporate liabilities and/or those of our subsidiaries to the extent incurred prior to August 23, 2006. These contingent and other corporate liabilities include liabilities relating to (i) Cendant’s terminated or divested businesses, including among others, the former PHH and Marketing Services (Affinion) businesses, (ii) liabilities relating to the sale of Travelport, (iii) Cendant’s litigation that did not pertain to the operations of Realogy, Wyndham Worldwide, Travelport or our vehicle rental operations, including the Credentials Litigation (for a further description of the Credentials Litigation, see “Legal Proceedings”) and (iv) generally any actions with respect to the Cendant Separation or the distributions brought by any third party. If either Realogy or Wyndham were to default in its payment, when due, of any such Assumed Obligations, each non-defaulting party, including us, would be required to pay an equal portion of the defaulted amounts, and any such default may adversely impact our results of operations, financial condition or cash flows.

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

Moreover, the Separation Agreement provides for cross-indemnities designed to place financial responsibility of certain liabilities and other obligations with the proper company. For example, Realogy, Wyndham Worldwide and/or Travelport are required to indemnify us in respect of certain effective guarantees that result from either us or one of our subsidiaries remaining a named lessee on real estate leases pertaining to properties occupied by Realogy, Wyndham and/or Travelport. Any failure by Realogy, Wyndham Worldwide or Travelport to pay any of their assumed liabilities when due or to indemnify us when required may adversely impact our results of operations, financial condition or cash flows.

Risks related to our common stock

The market price of our shares may fluctuate widely.

During 2009, the market price for our common stock experienced substantial volatility. We cannot predict the prices at which our common stock will trade. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry, including our suppliers;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of acquisitions or dispositions;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	changes in investors’ and analysts’ perceptions of our industry, business or related industries;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions and conditions in the credit markets.

Shareholders’ percentage ownership may be diluted in the future.

Shareholders’ percentage ownership may be diluted in the future because of equity issuances, conversion of our convertible senior notes due 2014, exercise of the warrants we issued in 2009 or equity awards that we granted or will grant to our directors, officers and employees. Holders of our convertible senior notes may convert their notes into up to 21 million shares of our common stock. In 2009, we granted approximately 4 million stock options, and in January 2010, we granted 160,000 stock options and approximately 1.9 million restricted stock units. We also expect to grant restricted stock units, stock options and/or other types of equity awards in the future.

Provisions in our certificate of incorporation and by-laws, and of Delaware law may prevent or delay an acquisition of our Company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the prospective acquirer and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

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

Any of the following transactions and activities could adversely affect the value of our common stock in connection with our issuance of $345 million of 3.5% convertible senior notes due 2014 and the note hedge and warrant transactions entered into in connection with such issuance:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at leased offices at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease expiring in 2023. Additional corporate functions are also conducted at leased offices at Three Century Drive in Parsippany, New Jersey pursuant to a lease expiring in 2018. Our former corporate office at 10 Sylvan Way, Parsippany, New Jersey is currently vacant and is subject to a lease expiring in 2011. We also own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. Office space is also leased in Englewood, Colorado and Tulsa, Oklahoma pursuant to leases expiring in 2011 and 2010, respectively. These locations primarily provide operational services for both brands, including contact center operations. In addition, there are approximately eight other leased office locations in the United States used for administrative activities, regional sales and operations activities. In 2009, our contact center located in Wichita Falls, Texas and our office located in Orlando, Florida were closed, and are subject to leases expiring in 2010. Our Fredericton, Canada contact center is expected to close in 2010 and is subject to a lease expiring in 2010. We have also vacated an administrative office in Melville, New York and a Budget Truck administrative office in Raleigh, North Carolina, which are subject to leases expiring in 2010 and a Budget administrative office in Redding, California, which is subject to a lease expiring in 2011.

We lease or have vehicle rental concessions for both the Avis and Budget brands at locations throughout the world. Avis operates approximately 1,000 locations in the United States and approximately 300 locations outside the United States. Of those locations, approximately 240 in the United States and approximately 120 outside the United States are at airports. Budget operates at approximately 600 locations in the United States of which approximately 180 are at airports. Budget also operates at approximately 170 locations outside the United States of which approximately 65 are at airports. Typically, an airport receives a percentage of vehicle rental revenue, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

Vehicle Rental Litigation

We, along with our subsidiaries, are involved from time to time in legal proceedings in the ordinary course of business, including the cases described below.

On November 14, 2007, two California residents filed a putative class action lawsuit, captioned Michael Shames et al. v. The Hertz Corp. et al., No. 07 CV 2174H (S.D. Cal.), against Avis Budget, six other rental car companies, the California Travel and Tourism Commission (the “CTTC”) and the CTTC’s Executive Director, alleging that the defendants violated federal antitrust law and California’s Unfair Competition Law and False Advertising Law by allegedly agreeing to pass on airport concession fees and a state tourism commission assessment to passenger car renters in California. One plaintiff has raised an additional claim against the CTTC and its Executive Director of alleged violations of California’s Bagley-Keene Open Meeting Act. The plaintiffs are seeking treble damages, injunctive relief and attorneys’ fees and costs. We filed a motion to dismiss the Shames suit, and on April 8, 2008, the U.S. District Court for the Southern District of California granted the motions to dismiss the putative class action lawsuit, on the ground that plaintiffs failed to state claims for which relief could be granted. An amended complaint was filed in May 2008 against the Company and six other rental car companies, as well as the CTTC, and contained claims that the defendants had violated federal antitrust law and California’s Unfair Competition Law and False Advertising Law by allegedly agreeing to pass on airport concession fees and a state tourism commission assessment to passenger car renters in California. On July 24, 2008, the U.S. District Court for the Southern District of California granted our motions to dismiss with respect to the state law claims and denied our motion to dismiss with respect to the federal antitrust claim and we are currently undergoing discovery. The court has dismissed all claims against the CTTC, but the plaintiffs are appealing the CTTC’s dismissal. The Company has denied the allegations and intends to continue to defend the case.

In December 2007, two individuals filed separate but virtually identical putative class action lawsuits, captioned Thomas J. Comiskey et al. v. Avis Budget Group, Inc. et al., No. CV07-08118 (C.D. Cal.) and Isabel S. Cohen et al. v. Avis Budget Group, Inc. et al., No. CV07-08164 (C.D. Cal.), against Avis Budget, 12 other rental car companies, the CTTC and California’s Secretary of Business, Transportation and Housing. These suits challenge the tourism commission assessment fees imposed on certain renters in California as of January 1, 2007. Both the Comiskey and Cohen suits allege that California’s tourism assessment program with respect to the rental car industry (i) infringes on renters’ speech and associational rights in violation of both the U.S. and California Constitutions, (ii) violates the Commerce Clause of the U.S. Constitution, (iii) violates 42 U.S.C. § 1983 insofar as the assessment program violates the federal Constitution’s Commerce Clause and First and Fourteenth Amendments, and (iv) violates the Motor Vehicle Revenues section of the California Constitution. On February 5, 2008, the district court consolidated the Comiskey and Cohen suits, and on March 19, 2008, plaintiffs filed a consolidated amended complaint against Avis Budget, ten other rental car companies, the CTTC and California’s Secretary of Business, Transportation and Housing. The consolidated amended complaint contains all the claims from the earlier individual complaints and adds equal-protection claims under the U.S. and California Constitutions. As was the case with both individual complaints, the consolidated amended complaint seeks declaratory and injunctive relief, a refund of all California tourism commission assessment fees collected by the rental car defendants, attorneys’ fees and costs, and unspecified damages. The defendants moved to dismiss the consolidated amended complaint as well as to transfer the action (now known as In re Tourism Assessment Fee Litigation) to the Southern District of California. On September 23, 2008, the transfer motion was granted and the action was subsequently transferred to the Southern District of California. On February 19, 2009, the court granted defendants’ motions to dismiss plaintiffs’ federal law claims, declined to exercise supplemental jurisdiction over plaintiffs’ state law claims, and dismissed plaintiffs’ amended complaint with prejudice. On March 5, 2009, the plaintiffs filed a motion seeking leave to file a motion for relief from the judgment and/or for leave to file a second amended complaint. The court denied such motion on March 11, 2009. On March 19, 2009, Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit from the final judgment and from the denial of their motion. Plaintiffs’ appeal is fully briefed, and the Ninth Circuit will hear oral argument on March 4, 2010.

In May 2008, a civil collective action complaint was filed against us in the United States District Court for the Eastern District of New York. The complaint alleges that the Company violated the Fair Labor Standards Act by misclassifying shift managers as employees exempt from overtime. The plaintiff, Matthew Ravenell, is a former Avis shift manager. The complaint also seeks class action treatment relating to those shift managers working in the State of New York. The plaintiff seeks to recover, on behalf of himself and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as attorneys’ fees and costs. The Company filed an answer on July 7, 2008 and the parties have completed discovery on class certification issues. A second civil collective action complaint was filed against us in the District of New Jersey in July 2009, alleging misclassification of airport managers as exempt from overtime under the Fair Labor Standards Act. Two similar putative class actions are also pending against us in California alleging violations of state law regarding meal breaks, among other claims. Both California cases are currently subject to a court-ordered stay pending a decision by the California Supreme Court in an existing case not involving the Company. Another class action is pending against the Company in California, alleging misclassification of the Company’s agency operators as independent contractors under state law, in which class certification was denied by the court is currently on appeal. We intend to vigorously defend these suits.

Corporate Litigation

Avis Budget Legal Proceedings

In October 2009, a judgment was entered against us in the amount of $16 million following the completion of a jury trial for damages related to breach of contract in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003 by one of our licensees, involved breach of contract and other claims related to the acquisition of our Budget vehicle rental business in 2002. We believe the verdict in this case is unsupported by the evidence. We filed a motion in November 2009 for judgment notwithstanding verdict, which motion was denied by the court in January 2010. We intend to appeal the judgment.

Cendant Legal Proceedings

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

CSI Investment et. al. v. Cendant et. al., (Case No. 1:00-CV-01422 (DAB-DFE) (S.D.N.Y.)) (the “Credentials Litigation”) is an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998. The purchase agreement provided for the sale of Credentials Services International to Cendant for a set price of $125 million plus an additional amount, which was contingent on Credentials’ future performance. Plaintiffs sought, among other things, payment of certain “hold back” monies in the total amount of $6 million, as well as a contingent payment based upon future performance that plaintiffs contend should have been approximately $50 million. In September 2007, the Court granted summary judgment to dismiss the fraud claims and to grant plaintiffs’ motion for the hold back monies and for breach of contract and entered judgment in favor of plaintiffs, and in July, 2009, the Court of Appeals for the Second Circuit affirmed the ruling of the district court and judgment was entered in favor of the plaintiffs in the amount of approximately $98 million, plus post-judgment interest and reasonable attorneys’ fees. As a result of payments made by Realogy and Wyndham in July 2009, the Court entered a satisfaction of judgment (subject to plaintiffs’ right to petition the Court for reasonable attorneys’ fees) and canceled the surety bonds that had been posted by Realogy and Wyndham to appeal the trial court’s decision. In September 2009, the plaintiffs filed a motion requesting an aggregate of $33 million in attorneys’ fees and costs comprised of $6 million in hourly fees and costs, a $25 million success fee and $2 million in pre-judgment interest. Both parties have filed briefs with respect to the pending motion and in January 2010, the Court issued a summary order referring the matter to a Magistrate for a determination of the proper amount of attorneys’ fees. Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of this liability. There was no net impact to our financial statements or cash balances as a result of the judgment or petition for attorneys’ fees.

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

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CAR”. At January 29, 2010, the number of stockholders of record was approximately 3,884. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by the NYSE for 2009 and 2008.

2009	High	Low
First Quarter	$1.20	$0.34
Second Quarter	5.93	0.76
Third Quarter	14.14	5.10
Fourth Quarter	13.85	8.08

2008	High	Low
First Quarter	$13.74	$9.00
Second Quarter	18.00	8.30
Third Quarter	11.90	4.20
Fourth Quarter	5.83	0.38

Dividend Policy

We paid no cash dividends on our common stock in 2009 and 2008 and we do not anticipate paying dividends on our common stock for the foreseeable future. Our ability to pay dividends to holders of our common stock is limited as a practical matter by the Company’s senior credit facilities, the indenture governing our senior notes and our vehicle financing programs, insofar as we may seek to pay dividends out of funds made available to Avis Budget Group by ABCR and/or its subsidiaries, because these debt financings directly or indirectly restrict the Company’s ability to pay dividends. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about shares of our common stock that may be issued upon the exercise of options, stock settled stock appreciation rights and restricted stock units under all of our existing equity compensation plans as of December 31, 2009. The table excludes 2,686,626 shares of our common stock which was issued or available for issuance pursuant to the 1998 Employee Stock Purchase Plan and the 2009 Employee Stock Purchase Plan, both approved by stockholders.

Of the approximately 9.8 million shares of our common stock to be issued upon exercise of outstanding options, stock settled stock appreciation rights and restricted stock units, approximately 3.2 million shares are related to stock option grants that were made by Cendant Corporation to employees of Cendant Corporation prior to the spin-offs of Realogy and Wyndham, 99% of which have strike prices in excess of our closing stock price of $13.12 on December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (d)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($) (d)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by Company stockholders (a)	7,577,772	$8.75	7,155,872
Equity compensation plans not approved by Company stockholders (b)(e)	2,197,705	$24.34	-
Equity compensation plans assumed in mergers, acquisitions and corporate transactions (c)	12,078	$14.92	-

Total	9,787,555	$12.15	7,155,872

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

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph assumes $100 invested on December 31, 2004 and compares (A) the yearly percentage change in our cumulative total stockholder return on our common stock (as measured by dividing (i) the sum of (a) the cumulative amount of dividends, assuming dividend reinvestment, during the five years commencing on the last trading day before January 1, 2005 and ending on December 31, 2009, and (b) the difference between our stock price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented with (B) the Standard & Poor’s MidCap 400 Index and the Dow Jones U.S. Transportation Average Index.

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share data)
Results of Operations
Net revenues	$5,131	$5,984	$5,986	$5,689	$5,400

Loss from continuing operations	$(47)	$(1,124)	$(947)	$(451)	$(11)
Income (loss) from discontinued operations, net of tax	-	-	31	(1,479)	1,637
Cumulative effect of accounting changes, net of tax	-	-	-	(64)	(8)

Net income (loss)	$(47)	$(1,124)	$(916)	$(1,994)	$1,618

Per Share Data
Loss from continuing operations:
Basic	$(0.46)	$(11.04)	$(9.18)	$(4.48)	$(0.10)
Diluted	(0.46)	(11.04)	(9.18)	(4.48)	(0.10)
Loss from discontinued operations:
Basic	$-	$-	$0.30	$(14.71)	$15.74
Diluted	-	-	0.30	(14.71)	15.74
Cumulative effect of accounting changes:
Basic	$-	$-	$-	$(0.63)	$(0.08)
Diluted	-	-	-	(0.63)	(0.08)
Net income (loss):
Basic	$(0.46)	$(11.04)	$(8.88)	$(19.82)	$15.56
Diluted	(0.46)	(11.04)	(8.88)	(19.82)	15.56

Cash dividends declared (a)	$-	$-	$-	$1.10	$4.00

Financial Position
Total assets	$10,093	$11,318	$12,474	$13,271	$34,493
Assets of discontinued operations	-	-	-	-	20,512
Assets under vehicle programs	6,522	7,826	7,981	7,700	8,500
Long-term debt, including current portion	2,131	1,789	1,797	1,842	3,508
Debt under vehicle programs (b)	4,374	6,034	5,596	5,270	7,909
Stockholders’ equity	222	93	1,465	2,443	11,342

(a)	Cash dividends declared have been adjusted to reflect the 1-for-10 reverse stock split of our common stock which became effective in September 2006.
(b)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP), LLC. See Note 18 to our Consolidated Financial Statements.

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

Income (loss) from discontinued operations, net of tax, includes the after tax results of the following disposed businesses for all periods presented (through their dates of disposition): (i) Travelport, which we sold in August 2006; (ii) Realogy and Wyndham, which were spun-off on July 31, 2006; (iii) our former Marketing Services division, which we sold in October 2005; (iv) Wright Express Corporation, which we sold in February 2005; and (v) our former mortgage, fleet leasing and appraisal businesses, which were included in the spin-off of PHH Corporation on January 31, 2005. Income (loss) from discontinued operations, net of tax, also includes a tax benefit realized as a result of certain elections made in connection with the disposition of Travelport on income tax returns filed during 2007, the after tax losses on the sale of Travelport and the spin-offs of Realogy and Wyndham in 2006, the after tax gains on the sale of our Marketing Services division and Wright Express in 2005, and the after tax loss on the spin-off of PHH in 2005.

During 2009, we recorded an approximately $33 million ($20 million, net of tax) non-cash charge primarily for the impairment of our investment in Carey Holdings, Inc. (“Carey”), to reflect the other-than-temporary decline of the investments’ fair value below its carrying value. In 2008, we recorded a $1,262 million ($1,053 million, net of tax) non-cash charge to reflect (i) the impairment of goodwill, (ii) the impairment of the Company’s tradenames assets and (iii) the impairment of our investment in Carey. These charges reflect the decline in their fair value below their carrying value, primarily as a result of reduced market valuations for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs. In 2007, we recorded a $1,195 million ($1,073 million, net of tax) non-cash charge for the impairment of goodwill at each of our reporting units to reflect the decline in their fair value as evidenced by a decline in the market value of our common stock. See Note 2 to our Consolidated Financial Statements. In 2006, we recorded a non-cash impairment charge of approximately $1.3 billion within discontinued operations to reflect the difference between Travelport’s carrying value and its estimated fair value, less costs to dispose. In 2005, we recorded a non-cash impairment charge of $425 million within discontinued operations as a result of a decline in future anticipated cash flows of one of Travelport’s businesses.

During 2009 and 2008, we recorded $20 million and $28 million, respectively, of charges related to restructuring initiatives within each of our segments. In 2006, we recorded $10 million of restructuring charges related to restructuring initiatives within our Truck Rental and Domestic Car Rental segments. In 2005, we recorded $26 million of restructuring and transaction-related charges as a result of restructuring activities undertaken following the spin-off of PHH Corporation and the initial public offering of Wright Express Corporation. See Note 5 to our Consolidated Financial Statements.

During 2009, 2008 and 2007, separation-related costs incurred in connection with the spin-offs of Realogy and Wyndham and the sale of Travelport were insignificant. In 2006 and 2005, we incurred separation-related costs of $574 million and $15 million, respectively. These costs consisted primarily of legal, accounting, other professional and consulting fees and various employee costs, and for 2006 included costs associated with the retirement of corporate debt.

In 2006 and 2005, we incurred $40 million and $35 million, respectively, of litigation and related costs primarily in connection with the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc. In 2009, 2008 and 2007, these costs were immaterial.

In 2006, we recorded a $103 million ($64 million, net of tax) non-cash charge to reflect the cumulative effect of accounting charges related to (i) real estate time-share transactions at our former Hospitality Services and Timeshare Resorts segment and (ii) stock-based compensation awards. In 2005, we recorded a $14 million ($8 million, net of tax) non-cash charge to reflect the cumulative effect of accounting change relating to our asset retirement obligation to remove assets at certain leased properties.

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

Car rental volumes are closely associated with the travel industry, particularly airline passenger volumes, or enplanements. Because we operate primarily in the United States and generate a significant portion of our revenue from our on-airport operations, we expect that our ability to generate revenue growth will be somewhat dependent on increases in domestic enplanements. We have also experienced significant per-unit fleet cost increases over the last five years, which have negatively impacted our margins. Accordingly, our ability to achieve profit margins consistent with prior periods remains dependent on our ability to successfully manage our costs and to implement changes in our pricing programs. Our vehicle rental operations are seasonal. Historically, the third quarter of the year has been our strongest quarter due to the increased level of leisure travel and household moving activity. Any occurrence that disrupts rental activity during the third quarter could have a disproportionate adverse effect on our results of operations. We have a partially variable cost structure and routinely adjust the size and, therefore, the cost of our rental fleet in response to fluctuations in demand. However, certain expenses, such as rent, are fixed and cannot be reduced in response to seasonal fluctuations in our operations.

We believe that the following factors, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which declined in 2009 compared to 2008;

•	Difficulty in achieving sustained pricing increases;

•	Rising per-unit car fleet costs and changes in conditions in the used vehicle marketplace;

•	Changes in the financial condition of vehicle manufacturers;

•	Our strategies to expand in off-airport or local vehicle rentals, including insurance replacement rentals;

•	Increases in borrowing costs, and decreases in market willingness to purchase, corporate and vehicle-related debt;

•	Changes in foreign exchange rates; and

•	Demand for truck rentals.

We believe that the downturn in the U.S. and worldwide economies in 2009 negatively impacted demand for vehicle rental services. Historically, our results of operations have declined during periods of general economic weakness. If economic conditions in the United States were to weaken further or remain weak, our results of operations could be materially and adversely impacted in 2010 and beyond. Due to reduced demand for travel services, rising borrowing costs and other factors, there can be no assurance that we will be able to satisfy the minimum EBITDA requirement or maximum coverage ratio requirement and other covenants contained in our senior credit facilities and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or replace such facilities. See “Risk Factors—Risks related to our indebtedness”. There can also be no assurance that 2009 results will be indicative of results we will achieve in 2010.

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

The reportable segments presented below represent our operating segments for which separate financial information is available and is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, non-vehicle related interest and income taxes. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2009	2008	Change
Net revenues	$5,131	$5,984	$(853)
Total expenses	5,208	7,327	(2,119)

Loss before income taxes	(77)	(1,343)	1,266
Benefit from for income taxes	(30)	(219)	189

Net loss	$(47)	$(1,124)	$1,077

During 2009, our net revenues decreased $853 million (14%) principally due to (i) a 15% decrease in T&M revenue in our car rental operations, resulting primarily from a 20% decrease in domestic and international car rental days, partially offset by a 6% increase in T&M revenue per rental day, and (ii) a 14% decrease in ancillary revenues, also resulting from decreased car rental days. In addition, the total revenue decrease includes a negative impact of $58 million related to the effect of foreign currency exchange rate fluctuations on the translation of our international operations’ results into U.S. dollars.

Total expenses decreased $2,119 million (29%) principally due to (i) a $1,229 million (97%) decrease in impairment charges, (ii) a $511 million (16%) decrease in direct operating expenses largely resulting from the 20% decrease in car rental days, reduced staffing levels and other cost-saving actions, (iii) $272 million (16%) lower vehicle depreciation and lease charges resulting from a 19% decline in our average car rental fleet, partially offset by a 3% increase in per-unit fleet costs, and (iv) a $104 million (16%) decrease in selling, general and administrative expenses mainly related to reduced marketing and commission costs in light of lower rental volumes. The decrease in total expenses includes a positive impact from foreign currency exchange rates of $42 million and also reflects numerous actions taken in late 2008 and throughout 2009 to reduce both volume-related and non-volume-related expenses. As a result of our expense reductions, partially offset by a $189 million decrease in our benefit from income taxes, net loss decreased $1,077 million during 2009 compared to 2008.

Our effective tax rate was a benefit of 39.0% and 16.3% for 2009 and 2008, respectively. The tax benefit for 2009 included a foreign investment allowance relating to additional tax depreciation in Australia. The unusually low rate for 2008 was primarily due to the non-deductible portion of the impairment charges we incurred.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			EBITDA
	2009	2008	% Change	2009	2008	% Change
Domestic Car Rental	$3,967	$4,695	(16)%	$108	$12	*
International Car Rental	808	904	(11)%	126	141	(11)%
Truck Rental	354	382	(7)%	13	(4)	*
Corporate and Other (a)	2	3	*	(42)	(13)	*

Total Company	$5,131	$5,984	(14)%	205	136

Less: Non-vehicle related depreciation and amortization				96	88
Interest expense related to corporate debt, net				153	129
Impairment (b)				33	1,262

Loss before income taxes				$(77)	$(1,343)

(*)	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

During 2009, we recorded impairment charges of $33 million primarily related to our investment in Carey Holdings, Inc. (“Carey”), recorded in Corporate and Other. In 2008, we recorded a charge of $1,262 million for the impairment of goodwill, our tradenames asset and our investment in Carey. Domestic Car Rental recorded $882 million of the charge, International Car Rental recorded $275 million, Truck Rental recorded $87 million and Corporate and Other recorded $18 million.

Domestic Car Rental

Revenues decreased $728 million (16%) in 2009 compared with 2008 primarily due to decreased demand for car rental services, while EBITDA increased $96 million due to our actions to significantly reduce costs and increase prices.

The revenue decrease of $728 million was comprised of a $563 million (15%) decrease in T&M revenue and a $165 million (16%) decrease in ancillary revenues. The decrease in T&M revenue was principally the result of a 21% decrease in rental days, partially offset by a 7% year-over-year increase in T&M revenue per rental day. The $165 million decrease in ancillary revenues was also primarily due to the decline in rental days and reflected (i) an $80 million decrease in gasoline sales, which was more than offset in EBITDA by $137 million of decreased gasoline expense, (ii) a $44 million decrease in airport concession and vehicle licensing revenues, which was partially offset by $32 million lower airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) a $41 million decrease in counter sales of insurance, GPS rentals and other items (although revenues per transaction increased year-over-year).

We aggressively reduced costs during 2009 in response to the sharp decline in demand. EBITDA reflected a $425 million (16%) decrease in operating expenses, including (i) a $218 million decrease in maintenance and damage, agency operator commissions, shuttling, credit card fees, and other costs amid lower rental volumes, (ii) a $90 million decrease in selling, general and administrative expenses related to decreases in marketing and commission expenditures, most of which are volume-related, and other items due primarily to management’s actions to reduce expenditures, (iii) an $80 million decrease in employee costs, rents and other expenses related primarily to reduced staffing levels and the closure of unprofitable locations, (iv) a $15 million decrease in insurance related costs, primarily due to the 21% decrease in rental days, (v) a $12 million decrease in vehicle interest related to lower fleet levels, and (vi) a $7 million decrease in restructuring costs. EBITDA also benefited from $231 million (16%) of decreased fleet depreciation and lease charges reflecting a 20% decrease in the average size of our domestic rental fleet and a 5% increase in per-unit fleet costs.

International Car Rental

Revenues and EBITDA decreased $96 million (11%) and $15 million (11%), respectively, in 2009 compared with 2008, primarily due to the impact of foreign currency exchange rate movements and lower demand for car rentals.

The revenue decrease of $96 million was comprised of a $72 million (12%) decrease in T&M revenue and a $24 million (9%) decrease in ancillary revenues. The total decline in revenue includes a $58 million decrease related to foreign currency exchange rates, impacting T&M revenue by $41 million and ancillary revenues by $17 million, and was largely offset in EBITDA by the opposite impact of foreign exchange on expenses of $42 million. The decrease in T&M revenue was principally driven by (i) a 2% decrease in T&M revenue per rental day, all of which was due to the 7% negative impact of movements in foreign currency exchange rates, and (ii) a 9% decrease in rental days. The $25 million decrease in ancillary revenues was primarily due to the decline in rental days and reflected (i) a $15 million decrease in counter sales of insurance, GPS rentals and other items, and (ii) a $9 million decrease in gasoline sales, which was completely offset in EBITDA by lower gasoline costs.

EBITDA reflects a $42 million (10%) decrease in operating expenses, including (i) a $29 million decrease in agency operator commissions, maintenance and damage, vehicle licensing, credit card fees and other costs amid lower rental volumes, (ii) a $7 million decrease in vehicle interest related to lower fleet levels, (iii) a $6 million decrease in selling, general and administrative expenses related primarily to decreased marketing and commission expenditures, and (iv) a $1 million decrease in restructuring costs year-over-year. EBITDA also benefited from a $27 million decrease in fleet depreciation and lease charges, reflecting a 10% reduction in the average size of our international rental fleet and a 3% decrease in per-unit fleet costs.

Truck Rental

Revenues decreased $28 million (7%) while EBITDA increased $17 million in 2009 compared with 2008.

The revenue decrease was primarily due to a decline of $23 million (8%) in T&M revenue and a $5 million (6%) decrease in ancillary revenues. The decrease in T&M revenue was principally driven by a 7% decrease in rental days and a 1% decrease in T&M revenue per rental day in 2009 compared with 2008. The unfavorable effect of decreased revenue on EBITDA was offset by (i) a decrease of $24 million (8%) in operating expenses primarily due to lower volume-related expenses and reduced employee costs related to lower staffing levels and (ii) $21 million (19%) less fleet depreciation, interest and lease charges, reflecting lower per-unit fleet costs and a 3% decrease in the average size of our truck rental fleet.

Corporate and Other

Revenue and EBITDA declined $1 million and $29 million, respectively, in 2009 compared with 2008.

EBITDA decreased primarily due to (i) an $18 million charge recorded during third quarter 2009 related to an adverse judgment against us in a breach-of-contract claim filed by a licensee in 2003 and (ii) an $11 million loss representing the Company’s share of Carey’s 2009 operating results.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Our consolidated results of operations comprised the following:

	Year Ended December 31,
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

The total expense increase of $349 million (5%) was principally due to (i) a $126 million (8%) increase in vehicle depreciation and lease charges resulting from an increase in per-unit fleet costs, (ii) a $114 million (4%) increase in operating expenses, representing higher gasoline costs (which increased $77 million), vehicle licensing expenses and other items, (iii) a $67 million (6%) increase in impairment charges recorded for the impairment of goodwill, our tradenames asset and our equity investment in Carey, (iv) $28 million in restructuring costs primarily associated with severance related expenses and costs incurred for closing facilities and (v) the absence of $5 million in net separation related expenses primarily resulting from tax related items. The increase in total expenses includes an adverse impact from foreign currency exchange rates of $7 million, offset by a gain on foreign currency earnings hedges of $7 million. As a result of these items, offset by a $174 million increase in our benefit from income taxes, our loss from continuing operations increased $177 million.

Our effective tax rate for continuing operations was a benefit of 16.3% and 4.5% for 2008 and 2007, respectively. The unusually low tax rate for 2008 and 2007 was primarily due from the non-deductible portion of the impairment charges.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			EBITDA (a)
	2008	2007	% Change	2008	2007	% Change
Domestic Car Rental	$4,695	$4,679	0%	$12	$265	(95)%
International Car Rental	904	873	4%	141	131	8%
Truck Rental	382	416	(8)%	(4)	17	*
Corporate and Other (b)	3	18	*	(13)	1	*

Total Company	$5,984	$5,986		136	414

Less: Non-vehicle related depreciation and amortization				88	84
Interest expense related to corporate debt, net				129	127
Impairment (c)				1,262	1,195

Loss before income taxes				$(1,343)	$(992)

(*)	Not meaningful.
(a)	In 2007, EBITDA reflects separation-related costs (credits) of $5 million in Domestic Car Rental and ($10) million in Corporate and Other.
(b)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(c)

We recorded a charge of $1,262 million for the impairment of goodwill, our tradenames asset and our investment in Carey in 2008. Domestic Car Rental recorded $882 million of the charge, International Car Rental recorded $275 million, Truck Rental recorded $87 million and Corporate and Other recorded $18 million. In 2007, we recorded a charge of $1,195 million for the impairment of goodwill. Domestic Car Rental recorded $786 million of the goodwill impairment, International Car Rental recorded $268 million and Truck Rental recorded $141 million.

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

FINANCIAL CONDITION

	December 31, 2009	December 31, 2008	Change
Total assets exclusive of assets under vehicle programs	$3,571	$3,492	$79
Total liabilities exclusive of liabilities under vehicle programs	4,033	3,811	222
Assets under vehicle programs	6,522	7,826	(1,304)
Liabilities under vehicle programs	5,838	7,414	(1,576)
Stockholders’ equity	222	93	129

Total assets exclusive of assets under vehicle programs increased $79 million due to (i) a $224 million increase in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows” for a detailed discussion), and (ii) a $126 million increase in net deferred income taxes, offset by (i) a $63 million decrease for receivables due from Realogy and Wyndham, (ii) a $70 million decrease in accounts receivable, primarily due to the collection of incentives from vehicle manufacturers and to reduced transaction volume, (iii) a $43 million decrease in our investment related to Carey and (iv) a $43 million decrease in property and equipment.

Total liabilities exclusive of liabilities under vehicle programs increased $222 million primarily due to a $342 million increase in long-term debt primarily related to the issuance of our convertible notes, offset by (i) a $71 million decrease in accrued legal settlements and (ii) a $29 million decrease in other non-current liabilities, primarily related to deferred compensation, insurance and pension liabilities.

Assets under vehicle programs decreased approximately $1.3 billion primarily due to (i) an approximately $1.2 billion decrease in our net vehicles and (ii) a $363 million decrease in receivables from vehicle manufactures, offset by (i) a $145 million increase in our program cash, due primarily to the accumulation of funds for the repayment of certain term notes nearing maturity, and (ii) a $111 million increase in our Investment in Avis Budget Rental Car Funding (AESOP) LLC, primarily due to mark-to-market gains on derivatives.

Liabilities under vehicle programs decreased approximately $1.6 billion reflecting a decrease in our borrowings due to reductions in the size of our car rental fleet to reflect reduced car rental demand. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $129 million, primarily due to an increase in accumulated other comprehensive income, resulting from currency translation and net unrealized gains on our cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

Cash Flows

At December 31, 2009, we had $482 million of cash on hand, an increase of $224 million from $258 million at December 31, 2008. The following table summarizes such increase:

	Year Ended December 31,
	2009	2008	Change
Cash provided by (used in):
Operating activities	$1,491	$1,704	$(213)
Investing activities	166	(2,096)	2,262
Financing activities	(1,465)	463	(1,928)
Effects of exchange rate changes	32	(27)	59

Net change in cash and cash equivalents	$224	$44	$180

During 2009, we generated $213 million less cash from operating activities than in 2008 as a result of having a year-over-year increase in earnings before income taxes and impairment costs that was smaller than the year-over-year reduction in depreciation expense.

We used approximately $2.3 billion less cash in investing activities during 2009 compared with 2008. This change primarily reflects the activities of our vehicle programs, which (i) used approximately $1.8 billion less cash to purchase vehicles during the year as we strategically maintained a smaller car rental fleet and (ii) recorded a $422 million increase in proceeds on disposition of vehicles. Additionally, we reduced spending by $144 million related to acquisitions of vehicle rental franchises, property, plant and equipment and other items during 2009. During 2010, we expect to utilize at least $4.2 billion of cash to purchase rental vehicles, which will primarily be funded with proceeds received on the sale of rental vehicles and borrowings under our vehicle-backed debt programs. We anticipate that our capital expenditures will approximate $75-95 million in 2010.

We generated approximately $1.9 billion less cash from financing activities during 2009 compared to 2008. This change primarily reflects an approximately $2.3 billion net decrease in cash provided under our vehicle programs’ financing activities, primarily due to reduced vehicle-backed debt borrowings offset by $311 million in net proceeds primarily from the issuance of our convertible notes, a warrant transaction and a convertible note hedge during 2009.

Debt and Financing Arrangements

At December 31, 2009, we had approximately $6.5 billion of indebtedness (including corporate indebtedness of approximately $2.1 billion and debt under vehicle programs of approximately $4.4 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of December 31, 2009	As of December 31, 2008	Change
Floating rate term loan (a) (b)	April 2012	$778	$787	$(9)
Floating rate notes (a)	May 2014	250	250	-
7 5/8% notes (a)	May 2014	375	375	-
3 1/2% convertible notes (c)	October 2014	345	-	345
7 3/4% notes (a)	May 2016	375	375	-

		2,123	1,787	336
Other		8	2	6

		$2,131	$1,789	$342

(a)

As of December 31, 2009, the floating rate term loan and floating rate notes bear interest at three month LIBOR plus 375 basis points and three month LIBOR plus 250 basis points, respectively. We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.

(b)

This floating rate term and our revolving credit facilities are secured by pledges of all of the capital stock of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(c)	The 3 1/2 % convertible senior notes are convertible by the holders into approximately 21 million shares of our common stock.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of December 31, 2009	As of December 31, 2008	Change
Debt due to Avis Budget Rental Car Funding (a)	$3,660	$5,142	$(1,482)
Budget Truck financing:
Budget Truck Funding program (b)	220	316	(96)
Capital leases (c)	31	126	(95)
Other	463	450	13

	$4,374	$6,034	$(1,660)

(a)	The decrease reflects reduced borrowing within Domestic Car Rental operations, principally due to a decrease in the size of our domestic car rental fleet.
(b)	The decrease reflects facility maturities and reduced borrowing, principally due to a decrease in the size of our Budget Truck rental fleet.
(c)	The decrease principally reflects maturities of capital lease arrangements.

The following table provides the contractual maturities for our corporate debt and our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2009:

	Corporate Debt	Debt under Vehicle Programs
Due in 2010	$12	$1,584
Due in 2011	10	748
Due in 2012	761	1,865
Due in 2013	1	150
Due in 2014	971	-
Thereafter	376	27

	$2,131	$4,374

At December 31, 2009, we had approximately $3.5 billion of available funding under our various financing arrangements (comprised of $761 million of availability under our revolving credit facility and approximately $2.7 billion available for use in our vehicle programs). As of December 31, 2009, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental level included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility (a)	$1,150	$-	$389	$761
Letter of credit facility (b)	100	-	100	-

(a)

This secured revolving credit facility, which was entered into by Avis Budget Car Rental in April 2006 and amended in December 2008, has a five year term and as of December 31, 2009 bears interest at one month LIBOR plus 400 basis points. The senior credit facilities, which encompass the floating rate term loan and the revolving credit facility, are secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property. There is $761 million available capacity for the issuance of letters of credit, while the remaining borrowing capacity is $275 million, as total outstanding borrowings are limited to $275 million under this secured revolving credit facility.

(b)	Final maturity date is March 2010.

The following table presents available funding under our debt arrangements related to our vehicle programs at December 31, 2009:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,985	$3,660	$2,325
Budget Truck Financing:
Budget Truck Funding program (c)	220	220	-
Capital leases (d)	31	31	-
Other (e)	874	463	411

	$7,110	$4,374	$2,736

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $5.1 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $291 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by $41 million of underlying vehicles.
(e)	The outstanding debt is collateralized by $986 million of vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2009 can be found in Notes 17 and 18 to our Consolidated Financial Statements.

Liquidity Risk

Our primary liquidity needs include the payment of operating expenses, servicing of corporate and vehicle related debt and procurement of rental vehicles to be used in our operations. Our primary sources of funding are operating revenue, cash received upon sale of vehicles, financing activities, borrowings under our vehicle-backed borrowing arrangements and our revolving credit facility.

As we discussed above, as of December 31, 2009, we have cash and cash equivalents of $482 million, available letter of credit capacity under our revolving credit facility of $761 million, and available capacity under our vehicle programs of approximately $2.7 billion.

Our liquidity position has been and may be negatively affected by financial market disruptions and the downturn in the U.S. and worldwide economies, which have resulted in and may result in further unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have affected and could further affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the U.S. economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, Hyundai Motor America, or Kia Motors America, being unable or unwilling to honor its obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement and the Tax Sharing Agreement. Financial guaranty firms Ambac Assurance Corporation, MBIA Insurance Corporation, Assured Guaranty Corp. and Syncora Guarantee Inc. currently provide financial guaranties for approximately $1.45 billion, $683 million, $250 million and $125 million, respectively, of our domestic term asset-backed car rental financing. Certain insolvency events by these financial guarantors would result in principal of the related financings being required to be repaid sooner than anticipated.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. As of December 31, 2009, we were in compliance with the financial covenants in our senior credit facilities. Commencing with our fiscal quarter ending June 30, 2010, the requirement to maintain trailing twelve month EBITDA under the financial covenants of our senior credit facilities will be replaced by a maximum leverage ratio.

Contractual Obligations

The following table summarizes our principal future contractual obligations as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt, including current portion (a)	$12	$10	$761	$1	$971	$376	$2,131
Debt under vehicle programs (b)	1,584	748	1,865	150	-	27	4,374
Debt interest	402	357	257	113	56	87	1,272
Operating leases (c)	378	304	246	179	108	629	1,844
Commitments to purchase vehicles (d)	4,175	-	-	-	-	-	4,175
Tax obligations (e)	383	100	-	-	-	-	483
Other purchase commitments (f)	25	20	11	1	1	-	58

	$6,959	$1,539	$3,140	$444	$1,136	$1,119	$14,337

(a)	Consists primarily of the Company’s $1.0 billion of fixed and floating rate senior notes, $778 million floating rate term loan, and $345 million of convertible senior notes.
(b)

Represents debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, see Note 18 to our Consolidated Financial Statements), which was issued to support the purchase of vehicles.

(c)	Operating lease obligations are presented net of sublease rentals to be received (see Note 19 to our Consolidated Financial Statements).
(d)

Represents commitments to purchase vehicles, the majority of which are from General Motors Company, Ford Motor Company, Hyundai Motor America or Chrysler Group LLC. These commitments are generally subject to the vehicle manufacturers satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is generally financed through financings under vehicle programs in addition to cash received upon the sale of vehicles, many of which were purchased under repurchase and guaranteed depreciation programs (see Note 19 to our Consolidated Financial Statements).

(e)	Primarily represents income tax uncertainties, substantially all of which are subject to indemnification by Realogy and Wyndham and the timing of which is estimated.
(f)	Primarily represents commitments under service contracts for information technology and telecommunications and marketing agreements with travel service companies.

For more information regarding guarantees and indemnifications, see Note 19 to our Consolidated Financial Statements.

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

Goodwill and Other Indefinite-lived Intangible Assets.  We have reviewed the carrying value of our goodwill and other indefinite-lived intangible assets for impairment. In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various assumptions, including the fair market trading price of our common stock and management’s projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. We review the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

Our goodwill and other indefinite-lived intangible assets are allocated among three reporting units. During 2009, there was no impairment of goodwill or other intangible assets. In 2008, a $1,244 million charge was recorded to reflect the impairment of goodwill and the impairment of our tradenames assets. These charges reflect the decline in their fair value below their carrying value, primarily as a result of reduced market valuations for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs. Domestic Car Rental operations recorded $882 million and International Car Rental recorded $275 million, for goodwill and tradename impairment, and Truck Rental recorded $87 million for goodwill impairment.

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

Financial Instruments.  We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option pricing models or other conventional valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, credit spreads of the Company and counterparties, volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements, which are disclosed in Note 23 to our Consolidated Financial Statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment, which is performed at least quarterly, involves an estimation of changes in fair value resulting from changes in interest rates, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a discussion of the effect of hypothetical changes to these assumptions.

Public Liability, Property Damage and Other Insurance Liabilities.  Insurance liabilities on our Consolidated Balance Sheets include additional liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which we are self-insured. We estimate the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents and changes in the ultimate cost per incident.

Adoption of New Accounting Pronouncements

During 2009, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•

SFAS No. 141(R), “Business Combinations” and FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, as codified in ASC topic 805, Business Combinations

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, as codified in ASC topic 810, Consolidation
•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, as codified in ASC topic 815, Derivatives and Hedging
•	FSP No. FAS 142-3 “Determination of the Useful Life of Intangible Assets”, as codified in ASC topic 350, Intangibles—Goodwill and Other
•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, as codified in ASC topic 320, Investments—Debt and Equity Securities

•	FSP No. FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets”, as codified in ASC topic 715, Compensation—Retirement Benefits
•	EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”, as codified in ASC topic 320, Investments—Debt and Equity Securities
•	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, as codified in ASC topic 825, Financial Instruments
•	SFAS No. 165, “Subsequent Events”, as codified in ASC topic 855, Subsequent Events
•

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, as codified in ASC topic 105, Generally Accepted Accounting Principles

•	ASU No. 2009-05, “Measuring Liabilities at Fair Value”

We will adopt the following recently issued accounting pronouncements as required:

•	ASU No. 2009-16, “Accounting for Transfers of Financial Assets”
•	ASU No. 2009-17, “ Accounting by Enterprises Involved with Variable Interest Entities”
•	ASU No. 2010-6, “Fair Value Measurements and Disclosures”

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

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 23 to our Consolidated Financial Statements.

Our principal market exposures are interest and foreign currency rate risks.

•

Our primary interest rate exposure at December 31, 2009 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•

We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the Australian dollar, Canadian dollar and the New Zealand dollar. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

•	We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates.

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

We used December 31, 2009, 2008 and 2007 market rates on outstanding financial instruments to perform the sensitivity analyses separately for each of our market risk exposures. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

We have determined that the impact of a 10% change in interest rates would not have a material impact on our operating income, fair values and cash flows. We have determined that the impact of a 10% change in foreign currency exchange rates on our earnings, fair values and cash flows would not be material. While these results may be used as benchmarks, they should not be viewed as forecasts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Consolidated Financial Statement Index commencing on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included below.

(c)	Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avis Budget Group, Inc.

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 23, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

New York, New York

February 23, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the Company’s Annual Proxy Statement under the sections titled “Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the Company’s Annual Proxy Statement under the section titled “Executive Compensation” is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Company’s Annual Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners” is incorporated herein by reference in response to this item.

Information concerning our equity compensation plans is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans”.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1) FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2) FINANCIAL STATEMENT SCHEDULES

See Schedule II—Valuation and Qualifying Account for the years ended December 31, 2009, 2008 and 2007 commencing on page G-1 hereof.

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
Date: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. NELSON (Ronald L. Nelson)	Chairman of the Board, Chief Executive Officer and Director	February 23, 2010

/s/ F. ROBERT SALERNO (F. Robert Salerno)	President, Chief Operating Officer and Director	February 23, 2010

/s/ DAVID B. WYSHNER (David B. Wyshner)	Executive Vice President and Chief Financial Officer	February 23, 2010

/s/ BRETT D. WEINBLATT (Brett D. Weinblatt)	Senior Vice President and Chief Accounting Officer	February 23, 2010

/s/ MARY C. CHOKSI (Mary C. Choksi)	Director	February 23, 2010

/s/ LEONARD S. COLEMAN, JR. (Leonard S. Coleman, Jr.)	Director	February 23, 2010

/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	February 23, 2010

/s/ JOHN D. HARDY, JR. (John D. Hardy, Jr.)	Director	February 23, 2010

/s/ LYNN KROMINGA (Lynn Krominga)	Director	February 23, 2010

/s/ EDUARDO G. MESTRE (Eduardo G. Mestre)	Director	February 23, 2010

/s/ STENDER E. SWEENEY (Stender E. Sweeney)	Director	February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avis Budget Group, Inc.

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

New York, New York

February 23, 2010

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues
Vehicle rental	$3,906	$4,564	$4,667
Other	1,225	1,420	1,319

Net revenues	5,131	5,984	5,986

Expenses
Operating	2,636	3,147	3,033
Vehicle depreciation and lease charges, net	1,425	1,697	1,571
Selling, general and administrative	551	655	658
Vehicle interest, net	294	321	315
Non-vehicle related depreciation and amortization	96	88	84
Interest expense related to corporate debt, net	153	129	127
Restructuring charges	20	28	-
Impairment	33	1,262	1,195
Separation costs, net	-	-	(5)

Total expenses	5,208	7,327	6,978

Loss before income taxes	(77)	(1,343)	(992)
Benefit from income taxes	(30)	(219)	(45)

Loss from continuing operations	(47)	(1,124)	(947)
Loss from discontinued operations, net of tax	-	-	(2)
Gain on disposal of discontinued operations, net of tax	-	-	33

Net loss	$(47)	$(1,124)	$(916)

Earnings (loss) per share, basic and diluted:
Loss from continuing operations	$(0.46)	$(11.04)	$(9.18)
Net loss	(0.46)	(11.04)	(8.88)

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$482	$258
Receivables (net of allowance for doubtful accounts of $14 and $17)	290	360
Deferred income taxes	107	75
Other current assets	851	380

Total current assets	1,730	1,073

Property and equipment, net	442	485
Deferred income taxes	597	503
Goodwill	76	75
Other intangibles, net	478	467
Other non-current assets	248	889

Total assets exclusive of assets under vehicle programs	3,571	3,492

Assets under vehicle programs:
Program cash	157	12
Vehicles, net	5,967	7,164
Receivables from vehicle manufacturers and other	170	533
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	228	117

	6,522	7,826

Total assets	$10,093	$11,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,272	$901
Current portion of long-term debt	12	10

Total current liabilities	1,284	911

Long-term debt	2,119	1,779
Other non-current liabilities	630	1,121

Total liabilities exclusive of liabilities under vehicle programs	4,033	3,811

Liabilities under vehicle programs:
Debt	714	892
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	3,660	5,142
Deferred income taxes	1,267	1,188
Other	197	192

	5,838	7,414

Commitments and contingencies (Note 19)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	-	-
Common stock, $.01 par value—authorized 250 million shares; issued 136,931,540 and 136,812,802 shares	1	1
Additional paid-in capital	9,098	9,197
Accumulated deficit	(2,691)	(2,644)
Accumulated other comprehensive income (loss)	(37)	(194)
Treasury stock, at cost—34,612,016 and 35,030,086 shares	(6,149)	(6,267)

Total stockholders’ equity	222	93

Total liabilities and stockholders’ equity	$10,093	$11,318

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(47)	$(1,124)	$(916)
Adjustments to arrive at loss from continuing operations	-	-	(31)

Loss from continuing operations	(47)	(1,124)	(947)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	96	88	84
Deferred income taxes	(60)	(241)	(57)
Impairment	33	1,262	1,195
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	52	50	(6)
Income taxes	10	7	38
Accounts payable and other current liabilities	(19)	(40)	(120)
Other, net	35	63	(38)

Net cash provided by operating activities exclusive of vehicle programs	100	65	149

Vehicle programs:
Vehicle depreciation	1,391	1,639	1,565

	1,391	1,639	1,565

Net cash provided by operating activities	1,491	1,704	1,714

Investing activities
Property and equipment additions	(39)	(83)	(94)
Proceeds received on asset sales	14	17	19
Payments received from (made to) Realogy and Wyndham, net	2	(3)	(108)
Net assets acquired (net of cash acquired) and acquisition-related payments	-	(88)	(11)
Proceeds from sale of investment	-	-	106
Purchase of equity investment	-	-	(60)
Other, net	(2)	(14)	(13)

Net cash used in investing activities exclusive of vehicle programs	(25)	(171)	(161)

Vehicle programs:
Decrease (increase) in program cash	(145)	(11)	13
Investment in vehicles	(6,775)	(8,608)	(10,633)
Proceeds received on disposition of vehicles	7,144	6,722	8,864
Other, net	(33)	(28)	-

	191	(1,925)	(1,756)

Net cash provided by (used in) investing activities	166	(2,096)	(1,917)

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Year Ended December 31,
	2009	2008	2007
Financing activities
Proceeds from borrowings	445	-	-
Principal payments on borrowings	(111)	(10)	(45)
Proceeds from warrant issuance	62	-	-
Purchase of call options	(95)	-	-
Repurchases of common stock	-	(33)	-
Issuances of common stock	-	-	50
Other, net	(13)	(28)	(1)

Net cash provided by (used in) financing activities exclusive of vehicle programs	288	(71)	4

Vehicle programs:
Proceeds from borrowings	7,527	8,476	10,565
Principal payments on borrowings	(9,147)	(8,060)	(10,236)
Net change in short-term borrowings	(107)	152	(86)
Other, net	(26)	(34)	(8)

	(1,753)	534	235

Net cash provided by (used in) financing activities	(1,465)	463	239

Effect of changes in exchange rates on cash and cash equivalents	32	(27)	6

Net increase in cash and cash equivalents	224	44	42
Cash and cash equivalents, beginning of period	258	214	172

Cash and cash equivalents, end of period	$482	$258	$214

Supplemental Disclosure
Interest payments	$461	$468	$461
Income tax payments (refunds), net	$20	$15	$(26)

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2007	135.5	$1	$9,664	$(586)	$68	(34.3)	$(6,704)	$2,443
Comprehensive loss:
Net loss	-	-	-	(916)	-	-	-
Currency translation adjustment	-	-	-	-	50	-	-
Unrealized losses on cash flow hedges, net of tax of $59	-	-	-	-	(93)	-	-
Pension liability adjustment, net of tax of $(5)	-	-	-	-	7	-	-

Total comprehensive loss								(952)

Adoption of FIN 48	-	-	-	(18)	-	-	-	(18)
Net activity related to restricted stock units	-	-	(60)	-	-	0.3	72	12
Exercise of stock options	1.2	-	(207)	-	-	1.3	256	49
Tax benefit from exercise of stock options	-	-	1	-	-	-	-	1
Activity related to employee stock purchase plan	-	-	(3)	-	-	-	4	1
Post-separation dividend adjustment	-	-	(66)	-	-	-	-	(66)
Other	-	-	(9)	-	-	-	4	(5)

Balance at December 31, 2007	136.7	$1	$9,320	$(1,520)	$32	(32.7)	$(6,368)	$1,465
Comprehensive loss:
Net loss	-	-	-	(1,124)	-	-	-
Currency translation adjustment	-	-	-	-	(110)	-	-
Unrealized losses on cash flow hedges, net of tax of $56	-	-	-	-	(86)	-	-
Pension liability adjustment, net of tax of $20	-	-	-	-	(30)	-	-
Total comprehensive loss								(1,350)
Net activity related to restricted stock units	0.1	-	(94)	-	-	0.4	105	11
Exercise of stock options	-	-	(1)	-	-	-	1	-
Repurchases of common stock	-	-	-	-	-	(2.9)	(33)	(33)
Activity related to employee stock purchase plan	-	-	(27)	-	-	0.2	28	1
Post-separation dividend adjustment	-	-	(3)	-	-	-	-	(3)
Other	-	-	2	-	-	-	-	2

Balance at December 31, 2008	136.8	$1	$9,197	$(2,644)	$(194)	(35.0)	$(6,267)	$93

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2009	136.8	$1	$9,197	$(2,644)	$(194)	(35.0)	$(6,267)	$93

Comprehensive income:
Net loss	-	-	-	(47)	-	-	-
Currency translation adjustment	-	-	-	-	104	-	-
Unrealized gains on cash flow hedges, net of tax of $(28)	-	-	-	-	43	-	-
Pension liability adjustment, net of tax of $(7)	-	-	-	-	10	-	-

Total comprehensive income								110

Issuance of warrants	-	-	62	-	-	-	-	62
Purchase of call options, net of tax of $36	-	-	(59)	-	-	-	-	(59)
Net activity related to restricted stock units	0.1	-	(101)	-	-	0.4	115	14
Activity related to employee stock purchase plan	-	-	(3)	-	-	-	3	-
Post-separation dividend adjustment	-	-	1	-	-	-	-	1
Other	-	-	1	-	-	-	-	1

Balance at December 31, 2009	136.9	$1	$9,098	$(2,691)	$(37)	(34.6)	$(6,149)	$222

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

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

Changes in Accounting Estimate.  In fourth quarter 2008, the Company increased the assumed service lives of its Truck Rental segment’s model year 2004 and later diesel trucks and model year 2005 and later gas trucks. This extension of service lives reflects the Company’s expectation that it will purchase and dispose of fewer trucks each year than previously projected, thereby lengthening average hold periods for its trucks. This change will also affect the value the Company realizes upon disposition of trucks. The change in estimate, effective as of October 1, 2008, was accounted for prospectively and resulted in a decrease in depreciation expense of approximately $4 million, and decreased net loss by approximately $3 million ($0.02 per diluted share), for the year ended December 31, 2008.

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

Cendant Separation.  In July 2006, under a Board of Directors approved plan, the Company, then known as Cendant Corporation (“Cendant”), was separated into four independent companies (the “Cendant Separation”):

•	Realogy Corporation—encompasses the Company’s former real estate services segment.

•	Wyndham Worldwide Corporation—encompasses the Company’s former Hospitality Services and Timeshare Resorts segments.

•	Travelport, Inc.—encompasses the Company’s former Travel Distribution Services segment.

•	Avis Budget Group, Inc.—encompasses the Company’s vehicle rental operations.

On July 31, 2006, the Company completed the spin-offs of Realogy and Wyndham in tax-free distributions of one share each of Realogy and Wyndham common stock for every four and five shares, respectively, of then outstanding Cendant common stock held on July 21, 2006. Prior to the completion of the spin-offs, Avis Budget received special cash dividends of $2,225 million and $1,360 million from Realogy and Wyndham, respectively, and utilized such proceeds to fund a portion of the repayment of its outstanding debt. On August 23, 2006, the Company completed the sale of Travelport for proceeds of approximately $4.1 billion, net of closing adjustments, of which approximately $1.8 billion was used to repay indebtedness of Travelport. Pursuant to the Separation and Distribution Agreement (“Separation Agreement”) among the separating companies, in third quarter 2006, the Company distributed $1,423 million and $760 million of such proceeds from the sale of Travelport to Realogy and Wyndham, respectively.

During 2009 and 2008, the costs incurred by the Company in connection with the Cendant Separation were not material. In 2007, the Company recorded a net credit of $5 million in connection with executing the Cendant Separation, primarily related to indemnification for tax matters (See Note 2—Summary of Significant Accounting Policies).

Pursuant to the Separation Agreement and a related Tax Sharing Agreement, Realogy, Wyndham and Travelport have agreed to assume and retain all of the liabilities primarily related to each of their respective businesses and operations, including litigation primarily related to each of their businesses where the Company is a named party. Realogy and Wyndham have also agreed to assume certain contingent and other corporate liabilities of the Company or its subsidiaries incurred prior to the disposition of Travelport (see Note 19—Commitments and Contingencies).

Prior to the spin-offs of Realogy and Wyndham, the Company entered into a Transition Services Agreement with Realogy, Wyndham and Travelport to provide for an orderly transition following the sale of Travelport and the spin-offs of Realogy and Wyndham. Under the Transition Services Agreement, the Company has provided Realogy, Wyndham and Travelport with various services, including services relating to payroll, accounts payable, telecommunications and information technology. As of December 31, 2008, the majority of these services were no longer being provided.

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

USE OF ESTIMATES AND ASSUMPTIONS

The use of estimates and assumptions as determined by management is required in the preparation of the Consolidated Financial Statements in conformity with GAAP. These estimates are based on management’s evaluation of historical trends and other information available when the Consolidated Financial Statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate. Actual results could differ from those estimates.

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

Vehicle rental and rental-related revenue is recognized over the period the vehicle is rented. Franchise revenue principally consists of royalties paid by the Company’s franchisees and is recorded as the franchisees’ revenue is earned (generally over the rental period of a vehicle). Revenue and expenses associated with gasoline, vehicle licensing and airport concessions are recorded on a gross basis within revenue and operating expenses.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rate of exchange prevailing during the year. The related translation adjustments are reflected in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of the Consolidated Balance Sheets. The accumulated foreign currency translation adjustment as of December 31, 2009 and December 31, 2008 was $111 million and $7 million, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

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

The Company capitalizes the costs of software developed for internal use when the preliminary project stage is completed and management with the appropriate authority (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $84 million and $89 million as of December 31, 2009 and 2008, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its annual impairment assessment in the fourth quarter of each year. Each of the Company’s operating segments represents a reporting unit. If the carrying value of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company assesses goodwill for such impairment by comparing the carrying value of each reporting unit to its fair value using the present value of expected future cash flows. If this first step of the goodwill impairment test identifies a potential impairment, we perform a second step for that reporting unit to determine the amount of impairment loss, if any. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, comparative market multiples and other factors to corroborate the discounted cash flow results are used.

The Company also evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each segment. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value.

During 2009, there was no impairment of goodwill or other intangible assets.

In 2008, the Company recorded a $1,244 million ($1,042 million, net of tax) charge to reflect (i) the impairment of goodwill and (ii) the impairment of the Company’s tradenames asset. These charges reflect the decline in their fair value below their carrying value, primarily as a result of reduced market valuations for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs. Domestic Car Rental recorded $882 million and International Car Rental recorded $275 million for goodwill and tradenames impairment and Truck Rental recorded $87 million for goodwill impairment.

In 2007, the Company recorded a $1,195 million ($1,073 million, net of tax) charge for the impairment of goodwill at each of the Company’s reporting units to reflect the decline in their fair value as evidenced by a decline in the market value of the Company’s common stock. Domestic Car Rental recorded $786 million of the goodwill impairment, International Car Rental recorded $268 million and Truck Rental recorded $141 million.

PROGRAM CASH

Program cash primarily represents amounts specifically designated to purchase assets under vehicle programs and/or to repay the related debt.

VEHICLES

Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is recorded net of incentives and allowances from manufacturers. The Company acquires many of its rental vehicles pursuant to repurchase and guaranteed depreciation programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase vehicles at a specified price and date, or guarantee the depreciation rate for a specified period of time, subject to certain eligibility criteria (such as car condition and mileage requirements). The Company depreciates vehicles such that the net book value on the date of return to the manufacturers is intended to equal the contractual guaranteed residual values, thereby minimizing any gain or loss. The Company records depreciation expense for any deficiency in the contractual guaranteed residual values due to excessive wear or damages. At December 31, 2009, the Company has cumulatively recorded $18 million for the projected difference between the contracted guaranteed residual value and the carrying value of such vehicles, which is reflected in the Consolidated Statements of Operations.

Rental vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs are depreciated based upon their estimated residual values at their expected dates of disposition, after giving effect to anticipated conditions in the used car market which are reviewed on a continuous basis.

For 2009, 2008 and 2007, rental vehicles were depreciated at rates ranging from 5% to 48% per annum. Upon disposal of the vehicles, depreciation expense is adjusted for any difference between the net sales proceeds and the remaining book value. Vehicle-related interest amounts are net of vehicle-related interest income of $15 million, $7 million and $5 million for 2009, 2008 and 2007, respectively (see Note 1—Basis of Presentation).

In fourth quarter of 2008, the Company increased the assumed service lives of its model year 2004 and later diesel trucks and model year 2005 and later gas trucks, to better reflect the projected hold period of these vehicles. In fourth quarter of 2007, the Company revised the assumed service lives of its truck fleet, for model years 2004 and later, to better reflect the projected hold periods of these vehicles. Also in fourth quarter 2007, the Company revised its estimates for recording depreciation expense related to certain vehicles covered by repurchase and guaranteed depreciation agreements (see Note 1—Basis of Presentation).

ADVERTISING EXPENSES

Advertising costs are expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on our Consolidated Statements of Operations, include radio, television, “yellow pages” and other advertising, travel partner points programs, internet advertising and other promotions and were $87 million in 2009 and approximately $106 million in both 2008 and 2007.

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

The Company records net deferred tax assets to the extent it believes that it is more likely than not that these assets will be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.

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

All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings within the same line item as the hedged item (principally vehicle interest, net). The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is recognized currently in earnings within the same line item as the hedged item, including vehicle interest, net or interest related to corporate debt, net, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings. Generally, all amounts related to our derivative instruments are recognized in the Consolidated Statements of Cash Flows consistent with the nature of the hedged item (principally operating activities).

During 2009, 2008 and 2007, the Company did not utilize fair value hedges.

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

During 2009, the Company recorded a $33 million ($20 million, net of tax) charge primarily to reflect the impairment of its investment in Carey Holdings, Inc. (“Carey”) (see Note 14—Equity Investment). In 2008, the Company recorded an $18 million ($11 million, net of tax) charge to reflect impairment of its investment in Carey.

Aggregate realized gains and losses on investments and preferred dividend income are recorded within other revenues on the Consolidated Statements of Operations. There were no net realized gains or losses in continuing operations in 2009, 2008 and 2007.

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

Pursuant to the Separation Agreement, the Company was obligated to distribute all proceeds received on the sale of its investments in Affinion to Realogy and Wyndham. Accordingly, following the spin-offs of Realogy and Wyndham on July 31, 2006, the Company began to recognize a charge on its Consolidated Statements of Operations equal to the dividend and accretion income on the preferred stock of Affinion. In 2007, the Company sold the majority of its preferred stock investment in Affinion and distributed the proceeds and the remaining investment to Realogy and Wyndham.

SELF-INSURANCE RESERVES

The Consolidated Balance Sheets include $308 million and $325 million of liabilities with respect to self-insured public liability and property damage as of December 31, 2009 and 2008, respectively. Such liabilities relate to excess liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which the Company is self-insured. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The Company estimates the required reserve for such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents and changes in the ultimate cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.

The Consolidated Balance Sheets also include liabilities of approximately $65 million and $71 million as of December 31, 2009 and 2008, respectively, related to health and welfare, workers’ compensation and other benefits the Company provides to its employees. The Company estimates the liability required for such benefits based on actual claims outstanding and the estimated cost of claims incurred as of the balance sheet date. These amounts are included within accounts payable and other current liabilities.

ADOPTION OF NEW ACCOUNTING STANDARDS DURING 2009

In December 2007 and April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to FASB Accounting Standards Codification (“ASC”) topic 805, Business Combinations. The objective of this guidance is to enhance the information that an entity provides in its financial reports about a business combination and its effects, and to amend current requirements for accounting for assets and liabilities arising from contingencies in a business combination. The Company adopted this guidance as of January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In December 2007, the FASB issued new guidance related to ASC topic 810, Consolidation, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this guidance on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In March 2008, the FASB issued new guidance related to ASC topic 815, Derivatives and Hedging, to require entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The Company adopted this guidance on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption; however, it did result in enhanced disclosure of the Company’s derivatives.

In April 2008, the FASB issued new guidance related to ASC topic 350, Intangibles—Goodwill and Other, to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company adopted this guidance on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In November 2008, the FASB issued new guidance related to ASC topic 320, Investments—Debt and Equity Securities, requiring an equity method investor to account for its initial investment at cost and not to separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuances by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. The Company adopted this guidance on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption.

In December 2008, the FASB issued new guidance related to ASC topic 715, Compensation—Retirement Benefits, to provide additional disclosures about pension plan assets and the Company’s pension plan investment policy. The Company adopted this guidance on January 1, 2009, as required, and it had no impact on its financial statements at the time of adoption; however, it did result in enhanced disclosure about the Company’s pension plans.

In April 2009, the FASB issued new guidance related to ASC topic 320, Investments—Debt and Equity Securities, to provide additional guidance related to how to evaluate whether an impairment of a debt security is other than temporary and for recognition of any such impairment in the financial statements. The Company adopted this guidance on June 30, 2009, as required, and it had no impact on its financial statements.

In April 2009, FASB issued new guidance related to ASC topic 825, Financial Instruments, requiring a publicly traded entity to include disclosures about the fair value of its financial instruments for its interim reporting periods as well as its annual financial statements. This guidance applies prospectively for fiscal periods beginning on or after June 15, 2009. The Company adopted this guidance on June 30, 2009, as required, and it did not have a significant impact on its financial statements; however, it did result in enhanced disclosure about the fair value of financial instruments in the Company’s interim financial statements.

In May 2009, the FASB issued new guidance related to ASC topic 855, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance on June 30, 2009, as required, and it did not have a significant impact on its financial statements.

In June 2009, the FASB issued new guidance related to ASC topic 105, Generally Accepted Accounting Principles. This topic allows the FASB Accounting Standards Codification to become the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. The Company adopted this guidance on July 1, 2009, as required, and it did not have a significant impact on its financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”). ASU No. 2009-5 clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted this guidance on July 1, 2009, as required, and it had no impact on its financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” (“ASU No. 2009-16”), which (i) removes the concept of a Qualifying Special Purpose Entity (“QSPE”) from ASC topic 860 and eliminates the exception from applying ASC topic 810, Consolidation, to variable interest entities that are QSPEs, (ii) amends the accounting for transfers of financial assets and (iii) increases the related disclosures about transfers of financial assets. This guidance applies to fiscal years beginning on or after November 15, 2009 and transfers that occurred both before and after its effective date. The Company adopted this guidance on January 1, 2010, as required, and it did not have a significant impact on its financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Accounting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”). ASU No. 2009-17 formally incorporates into the FASB Codification amendments to FASB Interpretation No. 46(R) made by Statement of Financial Accounting Standards (“SFAS”) No. 167 to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualifying special-purpose entities. This guidance applies prospectively for fiscal years beginning on or after November 15, 2009. The Company adopted this guidance on January 1, 2010, as required, and it did not have a significant impact on its financial statements.

In January 2010, the FASB issued ASU No. 2010-6, “Fair Value Measurements and Disclosures” (“ASU No. 2010-6”). ASU No. 2010-6 will expand the level of fair value disclosures by an entity, requiring information to be provided about movements of assets between levels 1 and 2, a reconciliation of purchases, sales, issuance and settlements for all level 3 instruments and fair value measurement disclosures for each class of assets and liabilities. This guidance is effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact on its financial statements.

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

Year Ended December 31, 2009 and 2008

During 2009 and 2008, the Company did not report any income (loss) from discontinued operations.

Year Ended December 31, 2007

The $2 million loss from discontinued operations, net of tax for the year ended December 31, 2007 represents a tax charge due to an increase in non-deductible expenses offset by a benefit in state taxes on discontinued operations. The $33 million gain on disposal of discontinued operations, net of tax for the year ended December 31, 2007, primarily represents a tax benefit realized as a result of certain elections made in connection with the 2006 Travelport disposition on the income tax returns filed during 2007.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2009	2008	2007
Loss from continuing operations	$(47)	$(1,124)	$(947)
Loss from discontinued operations, net of tax	-	-	(2)
Gain on disposal of discontinued operations, net of tax	-	-	33

Net loss	$(47)	$(1,124)	$(916)

Basic and diluted weighted average shares outstanding (a)	102.2	101.9	103.1

Earnings per share basic and diluted:
Loss from continuing operations	$(0.46)	$(11.04)	$(9.18)
Loss from discontinued operations	-	-	(0.02)
Gain on disposal of discontinued operations	-	-	0.32

Net loss	$(0.46)	$(11.04)	$(8.88)

(a)

As the Company incurred a loss from continuing operations in 2009, 2008 and 2007, all outstanding stock options, restricted stock units, stock warrants and issuable shares underlying the 3 1/2% Convertible Senior Notes due 2014, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Year Ended December 31,
	2009	2008	2007
Options (a)	7.2	5.0	6.0
Warrants (b)	21.2	-	0.2
Shares underlying 3 1/2% Convertible Senior Notes due 2014 (c)	21.2	-	-

(a)	Represents all outstanding stock options for 2009, 2008 and 2007.
(b)

Represents all outstanding warrants for 2009, 2008 and 2007. The exercise price for the warrants issued in 2009 was $22.50. The warrants outstanding in 2007 had an exercise price of $21.31 and expired in June 2008.

(c)	Represents the number of shares issuable under the convertible senior notes issued in October 2009.

5.	Restructuring Charges

2008 Restructuring Initiative

During 2008 and 2009, the Company implemented various strategic initiatives within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments as part of its five-point cost-reduction and efficiency improvement plan announced in November 2008. These initiatives are targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. As part of the five-point plan, during the years ended December 31, 2009 and 2008, the Company eliminated approximately 2,250 and approximately 3,000 positions, respectively, resulting in the termination of approximately 1,750 and approximately 2,300 employees, respectively, within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments, and the closure and consolidation of certain facilities, including data center, back-office administrative locations and local market vehicle rental locations. The Company recorded restructuring charges of $48 million in connection with these initiatives, $20 million in 2009 and $28 million in 2008, the majority of which is anticipated to be cash and $44 million of which has either been paid or utilized as of December 31, 2009. These charges primarily represent severance, outplacement services and other costs associated with employee terminations. At December 31, 2009, the remaining liability relating to this 2008 restructuring initiative amounted to $4 million, primarily for lease obligation costs, which are expected to be paid through 2011. The Company anticipates that these initiatives will be completed prior to December 31, 2010 and expects to incur additional restructuring costs of approximately $13 million during 2010, which will effectively end activities under the 2008 restructuring initiative and five-point plan.

2006 Restructuring Initiative

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

2005 Restructuring Initiative

In 2005, the Company recorded $26 million of restructuring charges as a result of activities undertaken following the PHH spin-off and the initial public offering of Wright Express. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The more significant areas of cost reduction included the closure of a call center and field locations of the Company’s Truck Rental business and reductions in staff within the Company’s corporate functions. The initial charge recorded in the Company’s Corporate and Other, Truck Rental and Domestic Car Rental segments amounted to $19 million, $5 million and $2 million, respectively. In 2006, the Company recorded a $2 million charge representing a revision to its original estimate of costs to exit a lease in connection with the closure of a truck rental facility in first quarter 2005. As of December 31, 2009, there is a remaining liability of approximately $1 million, relating to obligations under terminated leases which is expected to be substantially completed by December 31, 2011.

The initial recognition of the restructuring charges, additional incremental charges and the corresponding payments and utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related (c)	Asset Impairments	Total
Balance as of January 1, 2007	$4	$6	$-	$10

Cash payment/utilization	(4)	(4)	-	(8)

Balance as of December 31, 2007	-	2	-	2

Initial restructuring charge (a)	23	4	1	28
Cash payment/utilization	(13)	(1)	-	(14)

Balance as of December 31, 2008	10	5	1	16

Incremental charges (b)	11	6	3	20
Cash payment/utilization	(20)	(7)	(4)	(31)

Balance as of December 31, 2009	$1	$4	$-	$5

(a)	The initial charge primarily represents severance benefits resulting from reductions in staff. As of December 31, 2009, the Company had terminated all of these employees.
(b)

During the twelve months ended December 31, 2009, the Company incurred additional restructuring charges primarily for severance benefits resulting from reductions in staff and the closure of certain facilities. The Company formally communicated the termination of employment to approximately 1,750 employees, representing a wide range of employee groups. As of December 31, 2009, the Company had terminated substantially all of these employees.

(c)	At December 31, 2009, the remaining liability relates primarily to required minimum lease payments.

The restructuring charges and corresponding payments and utilization are recorded within the Company’s segments as follows:

	Domestic Car Rental	International Car Rental	Truck Rental	Total
Balance as of January 1, 2007	$2	$-	$8	$10

Cash payment/utilization	(2)	-	(6)	(8)

Balance as of December 31, 2007	-	-	2	2

Initial Restructuring charge (a)	23	3	2	28
Cash payment/utilization	(11)	(1)	(2)	(14)

Balance at December 31, 2008	12	2	2	16

Incremental charges (b)	16	2	2	20
Cash payment/utilization	(25)	(3)	(3)	(31)

Balance at December 31, 2009	$3	$1	$1	$5

(a)	The initial charge primarily represents severance benefits resulting from reductions in staff. As of December 31, 2009, the Company had terminated all of these employees.
(b)

During the twelve months ended December 31, 2009, the Company incurred additional restructuring charges primarily for severance benefits resulting from reductions in staff and the closure of certain facilities. The Company formally communicated the termination of employment to approximately 1,750 employees, representing a wide range of employee groups. As of December 31, 2009, the Company had terminated substantially all of these employees.

6.	Franchising Activities

Franchising revenues, which are recorded within other revenues on the accompanying Consolidated Statements of Operations, amounted to $30 million, $34 million and $36 million during 2009, 2008 and 2007, respectively.

The number of Company-owned and franchised outlets in operation (excluding independent commissioned dealer locations for the Budget truck rental business and Avis and Budget locations operated by or through Avis Europe Holdings, Limited, an independent third party) is as follows:

	As of December 31,
	2009	2008	2007
Company-owned
Avis brand	1,272	1,334	1,335
Budget brand	1,025	1,128	1,046

Franchised
Avis brand	933	890	849
Budget brand	1,107	1,134	1,184

In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

7.	Acquisitions

Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Statements of Operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired, including trademark assets related to franchisees, and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revision to the fair values, within the allocation period, are recorded by the Company as further adjustments to the purchase price allocations.

During 2009, the Company acquired the exclusive rights to certain Domestic Car Rental franchise territories, primarily resulting from the settlement of certain legal claims, resulting in trademark intangible assets of $1 million.

In 2008, the Company acquired 24 vehicle rental franchisees, which included $36 million of associated vehicles, for $87 million in cash, resulting in $50 million valued as trademark intangible assets. In 2007, the Company acquired 13 vehicle rental franchisees for $10 million in cash, resulting in trademark intangible assets of $11 million.

These acquisitions, which for each year presented, relate primarily to the Company’s Domestic Car Rental segment, were not significant individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

8.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements (a)	$73	$22	$51	$73	$20	$53
Customer lists (b)	19	9	10	19	8	11
Other (c)	2	1	1	2	1	1

	$94	$32	$62	$94	$29	$65

Unamortized Intangible Assets
Goodwill	$76			$75

Trademarks (d)	$416			$402

(a)	Primarily amortized over a period ranging from 25 to 40 years.
(b)	Primarily amortized over 20 years.
(c)	Primarily amortized over 27 years.
(d)	The increase in trademarks is primarily due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2009	2008	2007
Franchise agreements	$2	$2	$2
Customer lists	1	1	1

Total	$3	$3	$3

Based on the Company’s amortizable intangible assets at December 31, 2009, the Company expects related amortization expense to approximate $3 million for each of the five succeeding fiscal years.

The carrying amount of goodwill and related charges are as follows:

	Domestic Car Rental	International Car Rental	Truck Rental	Total Company
Balance, January 1, 2008	$569	$329	$102	$1,000
2008 impairment	(569)	(267)	(87)	(923)
Adjustments (a)	-	(2)	-	(2)

Balance, December 31, 2008	-	60	15	75
Adjustments (a)	-	1	-	1

Balance, December 31, 2009	$-	$61	$15	$76

Gross goodwill	1,355	596	243	2,194
Accumulated impairment losses	(1,355)	(535)	(228)	(2,118)

Balance, December 31, 2009	$-	$61	$15	$76

(a)	Adjustments due to foreign exchange.

9.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	Year Ended December 31,
	2009	2008
Rental vehicles	$6,090	$7,502
Less: Accumulated depreciation	(945)	(1,219)

	5,145	6,283
Vehicles held for sale	822	881

Vehicles, net	$5,967	$7,164

The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2009	2008	2007
Depreciation expense	$1,391	$1,639	$1,565
Lease charges	64	51	46
(Gain) loss on sale of vehicles, net and cost of vehicle disposition	(30)	7	(40)

Vehicle depreciation and lease charges, net	$1,425	$1,697	$1,571

During 2009, 2008 and 2007, vehicle interest, net on the accompanying Consolidated Statements of Operations excludes $157 million, $136 million and $141 million, respectively, of interest expense related to the Company’s convertible senior notes and the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations.

10.	Income Taxes

The income tax benefit consists of the following:

	Year Ended December 31,
	2009	2008	2007
Current
Federal	$-	$(4)	$1
State	3	10	2
Foreign	27	16	9

Current income tax provision	30	22	12

Deferred
Federal	(40)	(232)	(120)
State	(5)	(14)	46
Foreign	(15)	5	17

Deferred income tax benefit	(60)	(241)	(57)

Benefit from income taxes	$(30)	$(219)	$(45)

Pretax income (loss) for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2009	2008	2007
Domestic	$(146)	$(1,404)	$(1,064)
Foreign	69	61	72

Pretax loss	$(77)	$(1,343)	$(992)

Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2009	2008
Current deferred income tax assets:
Accrued liabilities and deferred income	$165	$115
Provision for doubtful accounts	4	6
Acquisition and integration-related liabilities	-	2
Unrealized hedge loss	-	9
Convertible note hedge	8	-
Valuation allowance (a)	(25)	(20)

Current deferred income tax assets	152	112

Current deferred income tax liabilities:
Prepaid expenses	38	37
Unrealized hedge gain	7	-

Current deferred income tax liabilities	45	37

Current net deferred income tax asset	$107	$75

Non-current deferred income tax assets:
Net tax loss carryforwards	$351	$287
Accrued liabilities and deferred income	130	134
Tax credit carryforward	50	48
Acquisition and integration-related liabilities	23	24
Unrealized hedge loss	15	12
Depreciation and amortization	117	129
Convertible note hedge	28	-
Other	24	6
Valuation allowance (a)	(141)	(137)

Non-current deferred income tax assets	$597	$503

(a)

The valuation allowance of $166 million at December 31, 2009, relates to tax loss carryforwards, foreign tax credits and certain state deferred tax assets of $123 million, $32 million and $11 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

Deferred income tax assets and liabilities related to the vehicle programs are comprised of the following:

	As of December 31,
	2009	2008
Deferred income tax assets:
Unrealized hedge loss	$54	$85

	54	85

Deferred income tax liabilities:
Depreciation	1,321	1,273

	1,321	1,273

Net deferred income tax liabilities under vehicle programs	$1,267	$1,188

As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $523 million (net of valuation allowances), most of which expire in 2027, 2028 and 2029. Currently the Company does not record valuation allowances on the majority of its tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. No provision has been made for U.S. federal deferred income taxes on approximately $429 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2009, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate for continuing operations is as follows:

	As of December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	9.8	(0.2)	(0.4)
Changes in valuation allowances	(10.1)	(1.1)	(0.4)
Taxes on foreign operations at rates different than statutory U.S. federal rates(a)	16.1	0.4	0.1
Resolution of prior years’ examination issues	2.6	(0.4)	0.2
Goodwill impairment	-	(17.4)	(29.8)
Nondeductible expenses	(13.2)	(0.6)	(0.8)
Other	(1.2)	0.6	0.6

	39.0%	16.3%	4.5%

(a)	During 2009, a foreign investment allowance was included relating to additional tax depreciation in Australia.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	December 31,
	2009	2008	2007
Balance at January 1,	$601	$612	$614
Additions based on tax positions related to the current year	1	-	-
Additions for tax positions for prior years	6	27	21
Reductions for tax positions for prior years	(4)	(36)	(23)
Settlements	(1)	(2)	-

Balance at December 31,	$603	$601	$612

Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2009, 2008 and 2007, if recognized, would affect the Company’s benefit from income taxes. The Company’s unrecognized tax benefits were offset by tax credits in the amount of $104 million and tax loss carryforwards in the amount of $10 million, $10 million and $15 million as of December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the unrecognized tax benefits recorded in Accounts payable and other current liabilities were $383 million. As of December 31, 2009, 2008 and 2007, the unrecognized tax benefits in long-term income taxes payable were $100 million, $480 million and $440 million, respectively, which were recorded as a component of Other non-current liabilities on the Consolidated Balance Sheets.

During the twelve months ended December 31, 2009, 2008 and 2007, the Company recorded additional liabilities of $19 million, $51 million and $23 million, respectively, for the accrual of interest, which had a minimal impact on the Company’s results of operations as the Company is entitled to indemnification for a substantial portion of such liabilities and recognized corresponding receivables from Realogy and Wyndham. The Company recognizes potential interest and corresponding indemnification from Realogy and Wyndham, related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the twelve months ended December 31, 2009, 2008 and 2007, were not significant and were recognized as a component of income taxes.

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

2003-2006 Audit

The Internal Revenue Service (“IRS”) is examining the Company’s taxable years 2003 through 2006, the year of the Cendant Separation. The Company anticipates finalizing such audit prior to December 31, 2010. The Company has recorded within accounts payable and other current liabilities a $383 million liability, plus interest in respect of such taxable years. Such liability reflects the Company’s current best estimates of the probable outcome with certain tax positions. The Company believes that its accruals for tax liabilities, including the liabilities for which it is entitled to indemnification pursuant to the Tax Sharing Agreement and Separation Agreement, are adequate for all remaining open years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. The Company is entitled to indemnification for most pre-Separation tax matters from Realogy and Wyndham (and has received a letter of credit from Realogy to help ensure Realogy’s performance under its indemnification obligations) and therefore does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

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

11.	Other Current Assets

Other current assets consisted of:

	As of December 31,
	2009	2008
Receivables from Realogy (a)	$410	$112
Receivables from Wyndham (a)	249	70
Prepaid expenses	127	127
Other	65	71

	$851	$380

(a)

Represents amounts due for certain contingent, tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Cendant Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At December 31, 2009 and 2008, there are corresponding liabilities recorded within accounts payable and other current liabilities. During 2009, $573 million of receivables from Realogy and Wyndham, and a corresponding amount of liabilities, were reclassified from non-current to current, primarily related to tax matters. Realogy has posted a letter of credit for the benefit of the Company to cover Realogy’s performance in respect of these receivables, as more fully described under Note—19 Commitments and Contingencies.

12.	Property and Equipment, net

Property and equipment, net consisted of:

	As of December 31,
	2009	2008
Land	$48	$48
Buildings and leasehold improvements	423	368
Capitalized software	328	307
Furniture, fixtures and equipment	176	139
Buses and support vehicles	47	53
Projects in process	22	74

	1,044	989
Less: Accumulated depreciation and amortization	(602)	(504)

	$442	$485

Depreciation and amortization expense relating to property and equipment during 2009, 2008 and 2007 was $93 million, $85 million and $81 million, respectively (including $26 million, $26 million and $21 million, respectively, of amortization expense relating to capitalized computer software).

13.	Other Non-Current Assets

Other non-current assets consisted of:

	As of December 31,
	2009	2008
Receivables from Realogy (a)	$96	$435
Receivables from Wyndham (a)	60	261
Deferred financing costs	73	80
Other	19	113

	$248	$889

(a)

Represents amounts due for certain contingent, tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Cendant Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At December 31, 2009 and 2008, there are corresponding liabilities recorded within other non-current liabilities. During 2009, $573 million of receivables from Realogy and Wyndham, and a corresponding amount of liabilities, were reclassified from non-current to current, primarily related to tax matters. Realogy has posted a letter of credit for the benefit of the Company to cover Realogy’s performance in respect of these receivables, as more fully described under Note—19 Commitments and Contingencies.

14.	Equity Investment

At December 31, 2009, the Company’s equity-method investee and the Company’s approximate ownership interest, based on outstanding shares, are as follows:

Company	Percentage Ownership
Carey Holdings, Inc.	47.9%

The Company acquired its investment in Carey Holdings, Inc. (“Carey”) on October 23, 2007 for approximately $60 million in cash. Carey’s subsidiary, Carey International, Inc., is a worldwide provider of chauffeured ground transportation services, operating in approximately 550 cities and 60 countries through a network of franchisees and alliance partners. The Company’s investment in Carey is recorded within other non-current assets on the Consolidated Balance Sheet and the Company’s share of Carey’s operating results has been reported within operating expenses on the Consolidated Statements of Operations. As of November 2009, Carey received a notice of default related to its primary debt agreements and entered into discussions with its lenders to restructure the terms of these agreements. On November 30, 2009, the Company recorded a $32 million charge ($19 million, net of tax) for impairment of its investment in Carey, to reflect the other-than-temporary decline of the investment’s fair value below its carrying value, based on cash flow estimates. This impairment charge reduced the carrying value of the Company’s investment in Carey to zero. In 2009, the Company’s share of Carey’s operating results was a net loss of $11 million.

In 2008, the Company recorded an $18 million charge ($11 million, net of tax), for impairment of its investment in Carey to reflect the other-than-temporary decline of the investment’s fair value below its carrying value. The impairment relates to the Company’s common equity investment in Carey and included its option to acquire an additional ownership stake in Carey, which was not exercised. At December 31, 2008, the Company’s investment totaled $43 million. The Company’s share of Carey’s operating results were insignificant in 2008 and were a net loss of $2 million from October 23, 2007 to December 31, 2007.

15.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of December 31,
	2009	2008
Income taxes payable—current (a)	$399	$-
Accounts payable	151	162
Accrued payroll and related	145	134
Public liability and property damage insurance liabilities—current	97	106
Accrued interest related to tax contingencies (a)	89	-
Disposition related liabilities	62	73
Accrued legal settlements	35	106
Other	294	320

	$1,272	$901

(a)	During 2009, $383 million of income taxes payable and $89 million of accrued interest, and a corresponding amount of receivables from Realogy and Wyndham were reclassified from non-current to current.

16.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	As of December 31,
	2009	2008
Public liability and property damage insurance liability	$211	$219
Income taxes payable (a)	100	480
Pension liability	58	69
Acquisition related liabilities	57	59
Accrued interest related to tax contingencies (a)	41	111
Derivatives	39	32
Other	124	151

	$630	$1,121

(a)	During 2009, $383 million of income taxes payable and $89 million of accrued interest, and a corresponding amount of receivables from Realogy and Wyndham were reclassified from non-current to current.

17.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Date	As of December 31, 2009	As of December 31, 2008
Floating rate term loan (a)	April 2012	$778	$787
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	375	375
3 1/2% convertible notes	October 2014	345	-
7 3/4% notes	May 2016	375	375

		2,123	1,787
Other		8	2

Total long-term debt		2,131	1,789
Less: Current portion		12	10

Long-term debt		$2,119	$1,779

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

AVIS BUDGET GROUP, INC. CORPORATE DEBT

3 1/2% Convertible Senior Notes

The Company’s 3 1/2% Convertible Senior Notes due 2014 (the “Convertible Notes”) were issued in October 2009 at 100% of their face value for aggregate proceeds of $345 million. The Convertible Notes are general unsecured senior obligations of the Company. The Convertible Notes are not redeemable by the Company prior to maturity; however, they are convertible by the holders at any time prior to the second trading day before the maturity date of the Convertible Notes. The initial conversion rate for the Convertible Notes is 61.5385 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $16.25 per share. The Convertible Notes mature October 1, 2014.

Holders may require the Company to repurchase, for cash, all or part of the Convertible Notes upon a “fundamental change”, as defined under the indenture, at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest. In addition, upon a “make-whole fundamental change”, prior to the maturity date of the Convertible Notes, the Company may, in some cases, increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. Under these “make-whole” provisions the Company could be required to issue an additional 6.4 million shares to settle the Convertible Notes. The Company has designated 27.6 million shares (including the shares that could be issued under the “make-whole” provisions) which it can issue to settle its obligation upon conversion.

Concurrently with the issuance of the Convertible Notes, the Company purchased a convertible note hedge and entered into a warrant transaction, which effectively increased the conversion price of the Convertible Notes, from the Company’s perspective, to $22.50 per share. The convertible note hedge is intended to reduce the net number of shares required to be issued upon conversion of the Convertible Notes. The significant terms of the convertible note hedge and warrant transactions can be found in Note 20—Stockholders’ Equity.

AVIS BUDGET CAR RENTAL CORPORATE DEBT

Floating Rate Term Loan

The Company’s floating rate term loan was entered into in April 2006. This facility has a six year term and bears interest at three month LIBOR plus 375 basis points, for a rate of 4.0% at December 31, 2009. Quarterly installment payments of approximately $2 million are required for the first five and three quarter years with the remaining amount repayable in full at the end of the term. During 2009 and 2008, the Company repaid $9 million and $9 million, respectively, of outstanding principal under the Floating Rate Term Loan.

Floating Rate Senior Notes

The Company’s Floating Rate Senior Notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $250 million. The interest rate on these notes is equal to three month LIBOR plus 250 basis points, for a rate of 2.8% at December 31, 2009. The Company has the right to redeem these notes in whole or in part at any time after May 15, 2008, at the applicable scheduled redemption price, plus in each case, accrued and unpaid interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future senior indebtedness.

7 5/8% and 7 3/4% Senior Notes

The Company’s 7 5 /8% and 7 3/4% Senior Notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $750 million. The Company has the right to redeem the 7 5/8% and 7 3/4% Senior Notes in whole or in part at any time prior to May 15, 2010 and May 15, 2011, respectively, at the applicable make-whole redemption price and, in whole or in part, at any time on or after May 15, 2010 and May 15, 2011, respectively, at the applicable scheduled redemption price, plus in each case, accrued and unpaid interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company’s existing and future senior indebtedness.

CORPORATE GUARANTEE

On February 9, 2007, the Company agreed to guarantee (the “Guarantee”) the payment of principal, premium, if any, and interest on the $1.0 billion aggregate principal amount of senior notes issued by Avis Budget Car Rental in April 2006 (the “Notes”). The Notes consist of Avis Budget Car Rental’s 7  5/8% Senior Notes, 7  3/4% Senior Notes and Floating Rate Senior Notes in each case described above. The Company executed a Supplemental Indenture, dated February 9, 2007, to provide the Guarantee in accordance with the terms and limitations of the Notes and the indenture governing the Notes. In consideration for providing the Guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. The $14 million consideration has been deferred and is being amortized over the life of the debt. As of December 31, 2009, the deferred consideration remaining to be amortized amounted to $9 million.

DEBT MATURITIES

The following table provides contractual maturities of the Company’s corporate debt at December 31, 2009:

Year	Amount
2010	$12
2011	10
2012	761
2013	1
2014	971
Thereafter	376

$2,131

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At December 31, 2009, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility (a)	$1,150	$-	$389	$761
Letter of credit facility (b)	100	-	100	-

(a)

This secured revolving credit facility, which was entered into by Avis Budget Car Rental in April 2006 and amended in December 2008, has a five year term and as of December 31, 2009 bears interest at one month LIBOR plus 400 basis points. The senior credit facilities, which encompass the floating rate term loan and the revolving credit facility, are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. There is $761 million available capacity for the issuance of letter of credit, while the remaining borrowing capacity is $275 million, as total outstanding borrowings are limited to $275 million under this secured revolving credit facility.

(b)	Final maturity date is March 2010.

DEBT COVENANTS

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facilities also require it to maintain a minimum trailing twelve month EBITDA (as defined in the senior credit facilities) amount on a quarterly basis. Commencing with the Company’s fiscal quarter ending June 30, 2010, this requirement will be replaced by a maximum leverage ratio requirement. As of December 31, 2009, the Company was in compliance with the financial covenants of its senior credit facilities. The indenture governing the Company’s senior unsecured notes prohibits it from incurring additional debt, subject to certain exceptions.

18.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of December 31, 2009	As of December 31, 2008
Debt due to Avis Budget Rental Car Funding (a)	$3,660	$5,142
Budget Truck financing:
Budget Truck Funding program (b)	220	316
Capital leases (c)	31	126
Other	463	450

	$4,374	$6,034

(a)	The decrease reflects reduced borrowing within Domestic Car Rental operations due to a decrease in the size of the Company’s domestic car rental fleet.
(b)	The decrease reflects facility maturities and reduced borrowing, principally due to a decrease in the size of the Company’s Budget Truck rental fleet.
(c)	The decrease principally reflects maturities of capital lease arrangements.

Avis Budget Rental Car Funding (AESOP) LLC.  Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues private placement notes to investors as well as to bank conduit facilities. Avis Budget Rental Car Funding then uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”) on a continuing basis. By issuing debt through the AESOP program, Avis Budget has been paying a lower rate of interest than if the Company had issued debt directly to third parties. AESOP Leasing is required to use these proceeds to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. Avis Budget Rental Car Funding is not consolidated, as its interests, including its equity interest, are not considered variable interests and the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. As a result, AESOP Leasing’s obligation to Avis Budget Rental Car Funding is reflected as related party debt on the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008. The Company also recorded an asset within assets under vehicle programs on its Consolidated Balance Sheets at December 31, 2009 and 2008, which represented the equity issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheets. The Company determined it is the “primary beneficiary” of AESOP Leasing, as it absorbs a majority of its expected losses and residual returns. This determination was made by developing multiple scenarios with different sets of assumptions and determining the probability weighted cash flows that result. AESOP Leasing’s vehicles and related assets, which approximate $5.1 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing and their carrying values are presented on our consolidated balance sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within Assets under vehicle programs (excluding the Investment in Avis Budget Rental Car Funding (AESOP) LLC– related party) are restricted. They may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs; and to purchase new vehicles, although if certain collateral coverage requirements are met excess cash may be dividended to the Company. The creditors of AESOP Leasing have no recourse to the general credit of the Company. The Company also finances vehicles through other variable interest entities and partnerships, which are consolidated and whose assets and liabilities are included within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The requirements of these entities include maintaining sufficient collateral levels and other covenants.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiaries and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected within the Company’s Consolidated Financial Statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent floating and fixed rate notes with a weighted average interest rate of 2% as of December 31, 2009 and 2008. (Due to hedging transactions to reduce the Company’s exposure to interest rate movements, the Company’s weighted average effective interest rate related to the debt of Avis Budget Rental Car Funding was approximately 7% as of December 31, 2009.)

Truck financing.  The Budget Truck Funding program consists of debt facilities established by the Company to finance the acquisition of the Budget Truck rental fleet. The borrowings under the Budget Truck Funding program are collateralized by $291 million of corresponding assets and are floating rate notes with a weighted average interest rate of 5% and 4% as of December 31, 2009 and 2008, respectively. The Company has also obtained a portion of its truck rental fleet under capital lease arrangements for which there are corresponding gross assets of $83 million and $354 million with accumulated amortization of $42 million and $211 million classified within vehicles, net on the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively. Interest paid as part of capital lease obligations was $4 million and $8 million during 2009 and 2008, respectively.

Other.  Borrowings under the Company’s other vehicle rental programs primarily represent amounts issued under financing facilities that provide for borrowings to support the acquisition of vehicles used in the Company’s International Car Rental operations and loans to support the acquisition of certain vehicles for Domestic Car Rental operations. The debt issued is collateralized by $986 million of vehicles and related assets and primarily represents floating rate bank loans and a commercial paper conduit facility for which the weighted average interest rate as of December 31, 2009 and 2008 was 4% and 5%, respectively.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2009:

	Vehicle- Backed Debt	Capital Leases	Total
2010	$1,553	$31	$1,584
2011	748	-	748
2012	1,865	-	1,865
2013	150	-	150
2014	-	-	-
Thereafter	27	-	27

	$4,343	$31	$4,374

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of December 31, 2009, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding	$5,985	$3,660	$2,325
Budget Truck financing:
Budget Truck Funding program	220	220	-
Capital leases	31	31	-
Other	874	463	411

	$7,110	$4,374	$2,736

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

DEBT COVENANTS

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of December 31, 2009, the Company is not aware of any instances of non-compliance with any of its financial or restrictive covenants.

19.	Commitments and Contingencies

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Many of the Company’s operating leases for facilities contain renewal options. These renewal options vary, but the majority include clauses for renewal for various term lengths and prevailing market rate rents, subject to a market review. Future minimum lease payments required under noncancelable operating leases as of December 31, 2009 are as follows:

Year	Amount
2010	$378
2011	304
2012	246
2013	179
2014	108
Thereafter	629

$1,844

The future minimum lease payments in the above table have been reduced by minimum future sublease rental inflows in aggregate of $14 million and include minimum concession fees charged by airport authorities which, in many locations, are recoverable from vehicle rental customers.

The Company maintains concession agreements with various airport authorities that allow the Company to conduct its car rental operations onsite. In general, concession fees for airport locations are based on a percentage of total commissionable revenue (as defined by each airport authority), subject to minimum annual guaranteed amounts. These concession fees are included in the Company’s total rent expense and were as follows:

	Year Ended December 31,
	2009	2008	2007
Rent and minimum concession fees	$493	$477	$465
Contingent concession expense	94	126	130

	587	603	595
Less: sublease rental income	(5)	(5)	(8)

Total	$582	$598	$587

Commitments under capital leases, other than those within the Company’s vehicle rental programs, for which the future minimum lease payments have been reflected in Note 18—Debt Under Vehicle Programs and Borrowing Arrangements, are not significant.

Contingencies

The IRS is examining the Company’s taxable years 2003 through 2006, the year of the Cendant Separation (see Note 10—Income Taxes).

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

The Company does not believe that the impact of any unresolved proceedings constituting Assumed Liabilities related to the Credentials Litigation described below or other pre-Separation activities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities as well as other liabilities related to the Company’s litigation that are not related to its vehicle rental operations. Such litigation assumed by Realogy and Wyndham includes litigation which was retained by the Company in connection with the sale of its former Marketing Services division (“MSD”).

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

As a result of payments made by Realogy and Wyndham in July 2009, the judgment in respect of the litigation alleging breach of contract and fraud arising out of the acquisition of a business in 1998 (“Credentials Litigation”) was satisfied. Plaintiffs have petitioned the court for attorneys’ fees in the amount of $33 million and the Company has accrued liabilities of approximately $12 million in respect of this petition based on its assessment of amounts that plaintiffs are likely to recover. In January 2010, the court issued a summary order referring the determination of the proper amount of attorneys’ fees to a magistrate. Regardless of the ultimate outcome of the petition for attorneys’ fees, pursuant to the Separation Agreement, Realogy and Wyndham have assumed all liabilities related to this litigation and therefore a corresponding receivable has been established for such amount. Changes in liabilities related to such legal matters for which the Company is entitled to indemnification, and corresponding changes in the Company’s indemnification assets, are shown net on the Consolidated Statements of Operations. There was no net impact to the Company’s financial statements or cash balances as a result of the satisfaction of this judgment or the petition for attorneys’ fees.

In October 2009, a judgment was entered against the Company in the amount of $16 million following the completion of a jury trial for damages related to breach of contract in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003, involved breach of contract and other claims by one of the Company’s licensees related to the acquisition of its Budget vehicle rental business in 2002. The Company believes the verdict in this case is unsupported by the evidence. In November 2009, the Company filed a motion for judgment notwithstanding verdict, which was denied in January 2010. The Company intends to appeal the judgment.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including with respect to contract disputes, business practices including wage and hour claims, insurance claims, intellectual property claims, environmental issues and other commercial, employment and tax matters, and breach of contract claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse impact on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could adversely impact the Company’s results of operations or cash flows in a particular reporting period.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $4.2 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2009 (aggregating approximately $58 million) was individually significant. These purchase obligations extend through 2014.

Concentrations

Concentrations of credit risk at December 31, 2009 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, Hyundai Motor America and Kia Motors America, Inc., primarily with respect to receivables for program cars that have been returned to the car manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $506 million and $309 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Cendant Separation.

Asset Retirement Obligations

The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gas storage tanks at its rental facilities. Liabilities accrued for asset retirement obligations were $21 million at December 31, 2009 and 2008.

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party, among other things, for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities and use of derivatives and (v) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements and derivative contracts and (v) underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications provided to landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates its potential exposure.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed of during third quarter 2006. These guarantees relate to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate operating leases is estimated to be approximately $237 million. At December 31, 2009, the liability recorded by the Company in connection with these guarantees was approximately $5 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of PHH, which was spun-off during first quarter 2005. These guarantees relate primarily to various real estate leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate leases is estimated to be approximately $10 million. At December 31, 2009, the liability recorded by the Company in connection with these guarantees was less than $1 million. To the extent that the Company would be required to perform under any of these guarantees, PHH has agreed to indemnify the Company.

In connection with the Company’s disposition of MSD, the Company agreed to provide certain indemnifications related to, among other things, litigation matters related to various suits brought against MSD by individual consumers and state regulatory authorities seeking monetary and/or injunctive relief regarding the marketing of certain membership programs and inquiries from state regulatory authorities related to such programs. Such indemnification entitles the purchaser to reimbursement for a portion of the actual losses suffered by it in regards to such matters. In addition, pursuant to a number of commercial arrangements entered into between certain of the Company’s subsidiaries and MSD, the Company also agreed among other things to provide a minimum number of call transfers to certain MSD subsidiaries, as well as retaining pre-existing guarantee obligations for certain real estate operating lease obligations on behalf of certain MSD subsidiaries. The Company established a liability for the estimated fair value of these guarantees in the amount of approximately $100 million on the sale date, which reduced the gain on the transaction recorded within discontinued operations. The residual liability as of December 31, 2009 was approximately $12 million. The maximum potential amount of future payments to be made under these guarantees is approximately $40 million, excluding one litigation matter for which there is no limitation to the maximum potential amount of future payments.

Realogy and Wyndham have agreed to assume responsibility for the Company’s potential liabilities relating to PHH and MSD (other than the call transfer obligation). The Company monitors the credit ratings and other relevant information for Realogy and Wyndham in order to assess the status of the payment/performance risk of these guarantees. The Company also has a letter of credit which covers Realogy’s portion of these and certain other obligations.

20.	Stockholders’ Equity

Cash Dividend Payments

During 2009, 2008 and 2007, the Company did not pay cash dividends.

Share Repurchases

During 2009 and 2007, the Company did not repurchase any of its common stock.

During 2008, the Company used approximately $33 million of available cash to repurchase approximately 2.9 million shares of Avis Budget Group common stock under its common stock repurchase program.

Convertible Note Hedge and Warrants

In order to potentially reduce the net number of shares required to be issued upon conversion of the Convertible Notes, the Company purchased a convertible note hedge for approximately $95 million ($59 million, net of tax). Concurrently, the Company issued warrants for approximately $62 million to offset the cost of the convertible note hedge.

The convertible note hedge and warrants, which will be net-share settled, cover the purchase and issuance, respectively, of approximately 21.2 million shares of common stock, subject to customary anti-dilution provisions. The initial strike price per share of the convertible note hedge and warrants is $16.25 and $22.50, respectively.

The convertible note hedge expires in October 2014 and is exercisable before expiration only to the extent that corresponding amounts of the Convertible Notes are exercised. The warrants expire ratably over 80 trading days beginning January 5, 2015. The convertible note hedge and warrant transactions were accounted for as capital transactions and included as a component of stockholders’ equity. The significant terms of the Convertible Notes can be found in Note 17—Long-term Debt and Borrowing Arrangements.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2007	$67	$30	$(29)	$68
Period change	50	(93)	7	(36)

Balance, December 31, 2007	117	(63)	(22)	32
Period change	(110)	(86)	(30)	(226)

Balance, December 31, 2008	7	(149)	(52)	(194)
Current period change	104	43	10	157

Balance, December 31, 2009	$111	$(106)	$(42)	$(37)

All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

During 2009, the Company recorded unrealized gains on cash flow hedges of $71 million ($43 million, net of tax) in accumulated other comprehensive income which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt (see Note 23—Financial Instruments). Such amount in 2009 includes $78 million ($47 million, net of tax) of unrealized gains on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding increase in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Balance Sheets.

21.	Stock-Based Compensation

The Company may grant stock options, stock appreciation rights (“SARs”), restricted shares and restricted stock units (“RSUs”) to its employees, including directors and officers of the Company and its affiliates. As of December 31, 2009, the Company’s active stock-based compensation plan consists of the amended 2007 Equity and Incentive Plan, under which the Company is authorized to grant up to 12.5 million shares of its common stock and approximately 7 million shares were available for future grants. The Company may settle employee stock option exercises with either treasury shares or shares purchased on the open market. The Company typically issues shares related to vested RSUs from treasury shares.

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

Stock Options

Following the spin-offs of Realogy and Wyndham, all previously outstanding and unvested stock options vested and converted into stock options of Avis Budget, Realogy and Wyndham. No stock options were granted during 2008 and 2007, and the Company granted approximately 4 million stock options under the 2007 Equity and Incentive Plan in first quarter 2009 that vest based on performance, market and/or time vesting criteria. The grant consisted of approximately 2.7 million time-vesting stock options, approximately 0.9 million performance-vesting stock options and approximately 0.4 million market-vesting stock options. The performance-vesting and market-vesting stock options also contain a time-vesting component.

The time-based awards cliff vest on the two-year anniversary of the date of grant while the performance-based awards vest on the one-year anniversary of the date of grant provided certain minimum EBITDA levels are attained. The market-based awards were granted to the Company’s CEO and President and vest on the two-year anniversary of the date of grant. The vesting of the market-based awards is conditional on the average closing stock price of the Company’s common stock equaling or exceeding $5 for a 20 consecutive trading day period, which was achieved during 2009. The option exercise price was set at the closing price of the Company’s common stock on the date of the grant and the options expire 10 years from the date of the grant. The performance-vesting stock options expire immediately if vesting criteria are not met by the deadline of such criteria.

The Company used the Black-Scholes option pricing model to calculate the fair value of the time-vesting and performance-vesting stock option awards granted in first quarter 2009. The Company determined the fair value of its market-vesting awards using a Monte Carlo simulation model with assumptions including, but not limited to, the options’ expected life and the price volatility of the underlying stock. Based on facts and circumstances at the time of the grant, the Company used a blended volatility rate that combines market-based measures of implied volatility with historical volatility as the most appropriate indicator of the Company’s expected volatility. The Company considered several factors in estimating the life of the options granted, including the historical option exercise behavior of employees and the option vesting periods. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero. Based on these assumptions, the fair value of each of the Company’s time-vesting, performance-

vesting and market-vesting stock options issued in first quarter 2009 was estimated to be approximately $0.64, $0.59 and $0.45, respectively.

The following table presents the assumptions used to estimate the fair value of stock options at the time of the grant using the Black-Scholes and Monte Carlo simulation option pricing models:

2009
Expected volatility of stock price	130%
Risk-free interest rate	1.22%-1.46%
Expected life of options	3-4 years
Dividend yield	0.0%

The annual activity of the Company’s common stock option plans consisted of (in thousands of shares):

	2009		2008		2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	5,003	$24.90	5,963	$26.16	11,037	$27.22
Granted at fair market value	4,012	0.79	-	-	-	-
Exercised (a)	-	-	(5)	10.68	(2,495)	19.92
Forfeited	(1,819)	25.51	(955)	32.89	(2,579)	36.74

Balance at end of year (b)	7,196	11.30	5,003	24.90	5,963	26.16

(a)	The intrinsic value of stock options exercised during 2008 was insignificant. Stock options exercised during 2007 had intrinsic value of $20 million.
(b)

As of December 31, 2009, the Company’s outstanding stock options had an aggregate intrinsic value of $49 million; there were 4 million “in-the-money” stock options; and aggregate unrecognized compensation expense related to unvested stock options was $1 million.

The table below summarizes information regarding the Company’s outstanding stock options as of December 31, 2009 (in thousands of shares):

	Outstanding Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Less than $5.00	4,005	9.1	$0.79
$5.01 to $10.00	-	-	-
$10.01 to $15.00	717	1.0	13.53
$15.01 to $20.00	288	1.9	18.68
$20.01 to $25.00	155	0.7	22.01
$25.01 to $30.00	1,083	1.8	27.24
$30.01 and above	948	0.1	31.80

	7,196	5.5	11.30

Restricted Stock Units

RSUs currently granted by the Company entitle the employee to receive one share of Avis Budget common stock upon vesting, which occurs ratably over a four-year period for the majority of RSUs outstanding as of December 31, 2009. The Company also employs performance and time vesting criteria for RSU grants made to certain of the Company’s executives. The performance criteria will determine the number of RSUs that will ultimately vest and are based on growth in earnings before taxes and certain other metrics over varying periods of three to four years. The number of performance-based RSUs that will ultimately vest may range from 0% to 100% of the target award.

The annual activity related to the Company’s time- and performance-based RSUs consisted of (in thousands of shares):

	2009		2008		2007
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price
Balance at beginning of year	2,673	$20.18	2,330	$25.03	1,774	$24.33
Granted at fair market value (a)	-	-	1,156	12.84	1,143	25.83
Vested (b)	(620)	21.93	(577)	24.68	(382)	24.31
Canceled	(198)	22.84	(236)	21.05	(205)	24.79

Balance at end of year (c)	1,855	19.32	2,673	20.18	2,330	25.03

(a)

Reflects the maximum number of RSUs assuming achievement of all performance and time vesting criteria. During 2009, 2008 and 2007, the Company granted 0, 633,000 and 745,000 time-based RSUs, respectively.

(b)	During 2009, 2008 and 2007, 7,000, 46,000 and 0 performance-based RSUs vested, respectively.
(c)

As of December 31, 2009, the Company’s outstanding RSUs had aggregate intrinsic value of $24 million. Aggregate unrecognized compensation expense related to RSUs amounted to $24 million as of December 31, 2009. The Company had approximately 1,016,000, 1,696,000, and 1,759,000 time-based awards outstanding at December 31, 2009, 2008 and 2007, respectively. Performance-based awards outstanding at December 31, 2009, 2008 and 2007 were approximately 839,000, 977,000 and 571,000, respectively.

Stock Appreciation Rights

In 2006, the Company issued stock-settled SARs to certain executives. SARs are settled in Company stock, have a seven-year term, and vest ratably over a four-year period or after three years with no graded vesting prior thereto. The Company’s policy is to grant SARs with exercise prices at then-current fair market value. At December 31, 2009, the Company had approximately 0.5 million SARs outstanding with a weighted average exercise price of $24.40, a weighted average contractual life of 3.6 years and an insignificant amount of unrecognized compensation expense.

Employee Stock Purchase Plan

The Company is authorized to sell shares of its Avis Budget common stock to eligible employees under its non-compensatory employee stock purchase plan (“ESPP”). Under the terms of the ESPP, employees may authorize the company to withhold up to 10% of their compensation from each paycheck for the purchase of Avis Budget common stock. For amounts withheld in 2009, under the provisions of the 1998 Employee Stock Purchase Plan, the purchase price of the stock was calculated as 95% of the fair market value of Avis Budget common stock as of last business day each month. During 2009, the Company sold approximately 16,000 shares under this plan. As of December 31, 2009, the 1998 Employee Stock Purchase Plan was suspended.

In June 2009, stockholders approved the adoption of the Avis Budget Group Inc. Employee Stock Purchase Plan, which became effective on January 1, 2010. Under the new terms of the ESPP, the fair market value of the shares of Avis Budget common stock which may be purchased by any employee cannot exceed $25,000 during any calendar year or 10% of the employee’s annual base salary. The purchase price of Avis Budget common stock shall be calculated at 95% of the fair market value of Avis Budget common stock at the end of the option period. The Company reserved a maximum of 2.5 million shares of which up to 125,000 shares of Avis Budget common stock purchased under the offer period may be either newly issued shares or existing treasury shares, and up to 1 million shares of Avis Budget common stock purchased under the ESPP in the aggregate may be either newly issued shares or existing treasury shares. Subject to the preceding limitation, shares purchased under the ESPP may be either newly issued shares, existing treasury shares, or new purchases in the open market.

Compensation Expense

Compensation expense for all outstanding employee stock awards is based on the estimated fair value of the award at the grant date and is recognized as an expense in the Consolidated Statements of Operations over the requisite service period. The Company’s policy is to record compensation expense related to the issuance of stock options and SARs to its employees on a straight-line basis over the vesting period of the award and based on the estimated number of stock options or SARs the Company believes it will ultimately provide. The Company records amortization expense of the deferred compensation related to RSUs on a straight-line basis over the remaining vesting periods of the respective RSUs and based on the estimated performance goals the Company believes it will ultimately achieve.

The Company recorded pretax stock-based compensation expense of $15 million, $15 million and $17 million ($9 million, $9 million and $10 million, net of tax) during 2009, 2008 and 2007, respectively, related to employee stock awards that were granted by the Company.

22.	Employee Benefit Plans

Defined Contribution Savings Plans

The Company sponsors several defined contribution savings plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches portions of the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $6 million, $15 million and $14 million during 2009, 2008 and 2007, respectively.

In 2008, the Company made changes to various defined contribution savings plans. Included among these changes, effective January 1, 2009, were modifications to the Company’s matching contribution and of certain vesting criteria and the merger of certain plans.

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

The funded status of the defined benefit pension plans is recognized on the Consolidated Balance Sheets and the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, are recognized as a component of accumulated other comprehensive income (loss), net of tax.

The components of net periodic benefit cost and the assumptions related to the cost consisted of the following:

	For the Year Ended December 31,
	2009	2008	2007
Service cost	$2	$2	$2
Interest cost	12	12	11
Expected return on plan assets	(11)	(14)	(12)
Amortization of unrecognized amounts	9	3	3

Net periodic benefit cost	$12	$3	$4

The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans as of December 31, 2009 and 2008 was as follows:

Change in Benefit Obligation	2009	2008
Benefit obligation at end of prior year	$200	$189
Service cost	2	2
Interest cost	12	12
Plan amendments	1	1
Actuarial (gain)/loss	9	5
Net benefits paid	(10)	(9)

Benefit obligation at end of current year	$214	$200

Change in Plan Assets
Fair value of assets at end of prior year	$131	$167
Actual return on plan assets	28	(33)
Employer contributions	7	6
Net benefits paid	(10)	(9)

Fair value of assets at end of current year	$156	$131

Funded status at end of year (recognized in other non-current liabilities in the Consolidated Balance Sheets)	$(58)	$(69)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 is $7 million, which consists of $6 million for net actuarial loss and $1 million for prior service cost.

The following assumptions were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
	2009	2008	2007
Discount rate:
Net periodic benefit cost	6.25%	6.25%	5.75%
Benefit obligation	5.75%	6.25%	6.25%
Long-term rate of return on plan assets	8.25%	8.25%	8.25%

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

As of December 31, 2009, substantially all of the Company’s defined benefit pension plans had a projected benefit obligation in excess of the fair value of plan assets. The Company expects to contribute approximately $6 million to these plans in 2010.

The Company’s defined benefit pension plans’ assets are invested primarily in mutual funds and may change in value due to various risks, such as interest rate and credit risk and overall market volatility. Due to the level of risk associated with investment securities, it is reasonably possible that changes in the values of the pension plans’ investment securities will occur in the near term and that such changes would materially affect the amounts reported in the Company’s financial statements.

The defined benefit pension plans’ investment goals and objectives are managed by the Company with consultation from independent investment advisors. The Company seeks to produce returns on pension plan investments, which are based on levels of liquidity and investment risk that the Company believes are prudent and reasonable, given prevailing capital market conditions. The pension plans’ assets are managed in the long-term interests of the participants and the beneficiaries of the Plans. The Company’s overall investment strategy has been to achieve a mix of approximately 65% of investments for long-term growth and 35% for near-term benefit payments with a wide diversification of asset types and fund strategies. The Company believes that diversification of the pension plans’ assets is an important investment strategy to provide reasonable assurance that no single security or class of securities will have a disproportionate impact on the pension plans. As such, the Company allocates assets between traditional equity, fixed income (U.S. and non-U.S. government issued securities, corporate bonds, and short-term cash investments) and alternative investment strategies.

The equity component’s purpose is to provide a total return that will help preserve the purchasing power of the assets. The pension plans hold various mutual funds that invest in equity securities and are diversified among funds that invest in large cap, small cap, growth, value and international stocks as well as funds that are intended to “track” an index, such as the S&P 500. The equity investments in the portfolios will represent a greater assumption of market volatility and risk as well as provide higher anticipated total return over the long-term. The equity component is expected to approximate 45%-65% of the pension plans’ assets.

The purpose of the fixed income component is to provide a deflation hedge, to reduce the overall volatility of the pension plans assets in relation to the liability and to produce current income. The pension plans hold mutual funds that invest in securities issued by governments, government agencies and corporations. The fixed income component is expected to approximate 30%-40% of the pension plans’ assets.

The purpose of the alternative asset component is to provide diversification and current income to the portfolio and to adjust the pension plans’ asset composition opportunistically when market conditions are favorable for equity, fixed income, cash and/or other assets. Investments in real estate mutual funds have been a component of the portfolios to provide downside risk protection as historically they have performed well in poor capital markets. The alternative asset component is expected to approximate 5%-15% of the pension plans’ assets.

The following table classifies the Company’s defined benefit pension plan assets into (i) Level 1, which refers to securities valued using quoted prices from active markets for identical assets, including the common stock of publicly traded companies, mutual funds with quoted market prices and common-collective trusts with quoted market prices which operate similar to mutual funds, (ii) Level 2, which refers to securities for which significant other observable market inputs are readily available, including common-collective trusts for which quoted market prices are not readily available, and (iii) Level 3, which refers to securities valued based on significant unobservable inputs. See Note 2—Summary of Significant Accounting Policies for the Plan’s valuation methodology used to measure fair value. The following table presents the defined benefit pension plans’ assets measured at fair value, as of December 31, 2009:

Asset Class	Level 2
Cash equivalents	$2
Short term investments	3
Domestic stock	66
International stock	26
Real estate investment trusts	5
U.S. Government securities	11
Non-U.S. government securities	3
Corporate bonds	38
Other assets	2

Total assets	$156

The Company estimates that future benefit payments from plan assets will be $11 million, $11 million, $11 million, $12 million, $13 million and $73 million for 2010, 2011, 2012, 2013, 2014 and 2015 to 2019, respectively.

23.	Financial Instruments

Risk Management

Foreign Currency Risk.  The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Canadian dollar, Australian dollar and New Zealand dollar. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2009, 2008 and 2007 was not material, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.

Interest Rate Risk.  The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. During 2009, the Company recorded a net unrealized gain on all cash flow hedges of $43 million, net of tax, to other comprehensive income. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness for 2009, 2008 and 2007 was not material to the Company’s results of operations. The Company estimates that approximately $124 million of losses deferred in accumulated other comprehensive income will be recognized in earnings in 2010, which is expected to be offset in earnings by the impact of the underlying hedged items.

The Company used interest rate swaps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company recorded net unrealized losses of $4 million, $1 million and $13 million, net of tax, during 2009, 2008 and 2007, respectively, to other comprehensive income.

The Company uses derivatives to manage the risk associated with its floating rate vehicle-backed debt. These derivatives include freestanding derivatives and derivatives designated as cash flow hedges, which have maturities ranging from April 2010 to May 2014. In connection with such cash flow hedges, the Company recorded net unrealized gain (loss) of $47 million, $(85) million and $(80) million, net of tax, during 2009, 2008 and 2007, respectively, to other comprehensive income. The Company recorded losses of $6 million, $17 million and $8 million, respectively, related to freestanding derivatives during 2009, 2008 and 2007, respectively.

Commodity Risk.  The Company is also exposed to changes in commodity prices, primarily unleaded gasoline. In the third and fourth quarters of 2008 and first quarter 2007, the Company purchased derivative commodity instruments to manage the risk of changes in unleaded gasoline prices. These instruments were designated as freestanding derivatives. These derivatives resulted in a gain (loss) of $3 million, $(22) million and $10 million in the Company’s consolidated results of operations in 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company had no outstanding gasoline commodity contracts.

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

There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2009 or 2008 other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with General Motors Company, Ford Motor Company, Hyundai Motor America, Chrysler Group LLC and Kia Motors America, Inc. with respect to program cars that were returned to the car manufacturers but for which the Company has not yet received payment (see Note 2—Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Cendant Separation and (iii) risks related to leases which have been assumed by Realogy, Wyndham or Travelport but of which the Company is a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. Bad debts have been minimal historically. The Company does not normally require collateral or other security to support credit sales.

Fair Value

Derivative instruments and hedging activities

As described above, derivative assets and liabilities consist principally of foreign exchange forward contracts, interest rate swaps, and commodity contracts. Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the aggregate fair value of assets needed to settle these derivatives on December 31, 2009 was approximately $8 million, for which the Company has posted cash collateral of $14 million in the normal course of business.

As of December 31, 2009, the Company held derivative instruments with absolute notional values as follows: interest rate caps of $3.9 billion, interest rate swaps of $1.1 billion and foreign exchange forward contracts of $71 million. As of December 31, 2009, the Company had no outstanding gasoline commodity contracts.

Fair values of derivative instruments as of December 31, 2009 were as follows:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Category	Fair Value	Balance Sheet Category	Fair Value
Derivatives designated as hedging instruments (a)
Interest rate swaps		$-	Other non-current liabilities	$39

Total		$-		$39

Derivatives not designated as hedging instruments (a)
Interest rate contracts		-	Liabilities under vehicle programs	9

Total		$-		$9

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within other comprehensive income, as discussed in Note 20—Stockholders’ Equity.

The effect of derivative instruments on the Consolidated Statement of Operations for the year ended December 31, 2009 was (i) a loss of $5 million recognized as a component of operating expenses related to foreign exchange forward contracts, (ii) a gain of $3 million recognized as a component of operating expenses related to our commodity contracts and (iii) a $6 million loss recognized as a component of interest expense related to interest rate swaps and interest rate caps not designated as hedging instruments. The loss on the interest rate swaps had no impact on net interest expense as it was offset by reduced interest expense on the underlying floating rate debt which it hedges.

Debt Instruments

The fair value of the Company’s financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In some cases where quoted market prices are not available, prices are derived by considering the yield of the benchmark security that was issued to initially price the instruments and adjusting this rate by the credit spread that market participants would demand for the instruments as of the measurement date. In situations where long-term borrowings are part of a conduit facility backed by short term floating rate debt, the Company has determined that its carrying value approximates the fair value of this debt. The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts receivable, program cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$12	$12	$10	$10
Long-term debt	1,774	1,675	1,779	545
Convertible debt	345	376	-	-
Interest rate swaps and commodity instruments (a)	(39)	(39)	(51)	(51)
Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$3,660	$3,634	$5,142	$4,184
Vehicle-backed debt	705	707	888	879
Interest rate swaps (a)	(9)	(9)	(4)	(4)

(a)	Derivatives in (liability) position.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

Items for Which Measurement Is Based on Significant Other Observable Inputs (Level 2):

	As of December 31, 2009	As of December 31, 2008
Assets:
Interest rate swaps and other derivatives	$-	$1

Total	$-	$1

Liabilities:
Interest rate swaps and other derivatives	$39	$52
Interest rate swaps and other derivatives under vehicle programs	9	4

Total	$48	$56

Other investments

The Company has an investment in Carey (see Note 14—Equity Investment) and the determination of the fair value of the Company’s investment was based on significant unobservable inputs (Level 3) including cash flow estimates discounted at an appropriate interest rate. The discount rate used to calculate the estimated fair value of the Company’s investment was increased as of November 30, 2009 to reflect the nature of Carey’s projected cash flows, risks associated with Carey’s non-compliance with financial covenants in its debt agreements, the impact of the downturn in global travel demand on their industry, and the increased uncertainty of the Company’s ability to recover its investment. The Company’s investment in Carey has been measured at fair value as a result of a decline in its fair value which was deemed to be other-than-temporary.

The fair value of the Company’s investment in Carey as November 30, 2009 and December 31, 2008:

	November 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Investment in Carey Holdings, Inc.	$-	$-	$43	$43

24.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, non-vehicle related interest and income taxes. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2009

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (a)	Total
Net revenues	$3,967	$808	$354	$2	$5,131
Vehicle depreciation and lease charges, net	1,172	184	69	-	1,425
Vehicle interest, net	250	22	22	-	294
EBITDA	108	126	13	(42)	205
Non-vehicle depreciation and amortization	86	8	2	-	96
Segment assets exclusive of assets under vehicle programs	1,821	503	95	1,152	3,571
Assets under vehicle programs	5,110	980	432	-	6,522
Capital expenditures (excluding vehicles)	36	3	-	-	39

(a)

Includes the results of operations of the Company’s investments, unallocated corporate overhead, the elimination of transactions between segments and an $18 million charge recorded in 2009 for an adverse litigation judgment against the Company for a breach-of-contract claim filed in 2003.

Year Ended December 31, 2008

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,695	$904	$382	$3	$5,984
Vehicle depreciation and lease charges, net	1,403	211	83	-	1,697
Vehicle interest, net	262	30	29	-	321
EBITDA	12	141	(4)	(13)	136
Non-vehicle depreciation and amortization	77	8	3	-	88
Segment assets exclusive of assets under vehicle programs	1,928	485	106	973	3,492
Assets under vehicle programs	6,538	780	508	-	7,826
Capital expenditures (excluding vehicles)	72	10	1	-	83

(a)	Includes the results of operations of the Company’s investments, unallocated corporate overhead and the elimination of transactions between segments.

In 2008, a $1,262 million charge was recorded for the impairment of goodwill, intangible assets and investments (see Note 2—Summary of Significant Accounting Policies).

Year Ended December 31, 2007

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,679	$873	$416	$18	$5,986
Vehicle depreciation and lease charges, net	1,270	205	96	-	1,571
Vehicle interest, net	259	28	28	-	315
EBITDA	265	131	17	1	414
Non-vehicle depreciation and amortization	74	7	2	1	84
Segment assets exclusive of assets under vehicle programs	2,528	717	192	1,056	4,493
Assets under vehicle programs	6,421	1,043	517	-	7,981
Capital expenditures (excluding vehicles)	79	12	3	-	94

In 2007, a $1,195 million charge was recorded for the impairment of goodwill (see Note 2—Summary of Significant Accounting Policies).

(a)	Includes the results of operations of the Company’s investments, unallocated corporate overhead and the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to loss before income taxes.

	Year Ended December 31,
	2009	2008	2007
EBITDA	$205	$136	$414
Less: Non-vehicle related depreciation and amortization	96	88	84
Interest expense related to corporate debt, net	153	129	127
Impairment	33	1,262	1,195

Loss before income taxes	$(77)	$(1,343)	$(992)

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2009
Net revenues	$4,323	$808	$5,131
Segment assets exclusive of assets under vehicle programs	3,068	503	3,571
Assets under vehicle programs	5,542	980	6,522
Property and equipment, net	400	42	442

2008
Net revenues	$5,080	$904	$5,984
Segment assets exclusive of assets under vehicle programs	3,007	485	3,492
Assets under vehicle programs	7,046	780	7,826
Property and equipment, net	445	40	485

2007
Net revenues	$5,113	$873	$5,986
Segment assets exclusive of assets under vehicle programs	3,776	717	4,493
Assets under vehicle programs	6,938	1,043	7,981
Property and equipment, net	450	50	500

25.	Guarantor and Non-Guarantor Consolidating Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2009, 2008 and 2007, Consolidating Condensed Balance Sheets as of December 31, 2009 and December 31, 2008 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s Guarantee of the Notes issued by Avis Budget Car Rental. See Note 17—Long-term Debt and Borrowing Arrangements for additional description of these Notes. The Notes have separate investors than the equity investors of the Company and the Notes are guaranteed by the Parent and certain subsidiaries.

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

In September 2007, Avis Budget Car Rental transferred certain assets and liabilities to Wizard Services, Inc. (“Wizard Services”), a newly created subsidiary. Wizard Services executed a Supplemental Indenture in January 2009 to become a subsidiary guarantor under the Indenture governing the Notes. Accordingly, financial information for Wizard Services for the year ended, and as of December 31, 2009, is presented in the “Guarantor Subsidiaries” column. Previously, such information was included in the “Subsidiary Issuers”

column. Financial information for the years ended December 31, 2008 and 2007 and as of December 31, 2008 for Wizard Services has been recast to reflect Wizard Services as a Guarantor for comparability purposes.

Consolidating Condensed Statements of Operations

For the Year Ended December 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$3,354	$552	$-	$3,906
Other	2	-	890	1,786	(1,453)	1,225

Net revenues	2	-	4,244	2,338	(1,453)	5,131

Expenses
Operating	15	27	2,136	458	-	2,636
Vehicle depreciation and lease charges, net	-	-	1,241	1,201	(1,017)	1,425
Selling, general and administrative	11	-	468	72	-	551
Vehicle interest, net	-	-	273	87	(66)	294
Non-vehicle related depreciation and amortization	-	-	89	7	-	96
Interest expense related to corporate debt, net:
Interest expense	2	153	-	(2)	-	153
Intercompany interest expense (income)	-	(153)	153	-	-	-
Restructuring charges	-	-	18	2	-	20
Impairment	32	1	-	-	-	33

Total expenses	60	28	4,378	1,825	(1,083)	5,208

Income (loss) before income taxes and equity in earnings of subsidiaries	(58)	(28)	(134)	513	(370)	(77)
Provision (benefit) for income taxes	(23)	(2)	(35)	30	-	(30)
Equity in earnings (loss) of subsidiaries	(12)	14	113	-	(115)	-

Net income (loss)	$(47)	$(12)	$14	$483	$(485)	$(47)

For the Year Ended December 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$3,941	$623	$-	$4,564
Other	3	-	1,044	2,038	(1,665)	1,420

Net revenues	3	-	4,985	2,661	(1,665)	5,984

Expenses
Operating	3	12	2,629	503	-	3,147
Vehicle depreciation and lease charges, net	-	-	1,486	1,276	(1,065)	1,697
Selling, general and administrative	15	-	563	77	-	655
Vehicle interest, net	-	-	295	207	(181)	321
Non-vehicle related depreciation and amortization	-	-	80	8	-	88
Interest expense related to corporate debt, net:
Interest expense	(1)	133	-	(3)	-	129
Intercompany interest expense (income)	-	(133)	133	-	-	-
Restructuring charges	-	-	25	3	-	28
Impairment	18	12	1,214	18	-	1,262
Separation costs	(2)	2	-	-	-	-

Total expenses	33	26	6,425	2,089	(1,246)	7,327

Income (loss) before income taxes and equity in earnings of subsidiaries	(30)	(26)	(1,440)	572	(419)	(1,343)
Provision (benefit) for income taxes	(14)	2	(272)	65	-	(219)
Equity in earnings (loss) of subsidiaries	(1,108)	(1,080)	88	-	2,100	-

Net income (loss)	$(1,124)	$(1,108)	$(1,080)	$507	$1,681	$(1,124)

For the Year Ended December 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$4,047	$620	$-	$4,667
Other	7	-	967	2,178	(1,833)	1,319

Net revenues	7	-	5,014	2,798	(1,833)	5,986

Expenses
Operating	1	-	2,555	477	-	3,033
Vehicle depreciation and lease charges, net	-	-	1,353	1,535	(1,317)	1,571
Selling, general and administrative	14	-	560	84	-	658
Vehicle interest, net	-	-	293	322	(300)	315
Non-vehicle related depreciation and amortization	1	-	76	7	-	84
Interest expense related to corporate debt, net:
Interest expense	(3)	132	-	(2)	-	127
Intercompany interest expense (income)	-	(132)	132	-	-	-
Impairment	-	4	1,180	11	-	1,195
Separation costs	(10)	5	-	-	-	(5)

Total expenses	3	9	6,149	2,434	(1,617)	6,978

Income (loss) before income taxes and equity in earnings of subsidiaries	4	(9)	(1,135)	364	(216)	(992)
Provision (benefit) for income taxes	(3)	(91)	(6)	55	-	(45)
Equity in earnings (loss) of subsidiaries	(954)	(1,035)	94	-	1,895	-

Income (loss) from continuing operations	(947)	(953)	(1,035)	309	1,679	(947)
Income (loss) from Discontinued operations, net of tax	31	-	-	-	-	31

Net income (loss)	$(916)	$(953)	$(1,035)	$309	$1,679	$(916)

Consolidating Condensed Balance Sheets

As of December 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$242	$70	$7	$163	$-	$482
Receivables, net	-	82	136	72	-	290
Deferred income taxes	8	-	111	4	(16)	107
Other current assets	674	60	70	77	(30)	851

Total current assets	924	212	324	316	(46)	1,730
Property and equipment, net	-	57	344	41	-	442
Deferred income taxes	54	274	257	12	-	597
Goodwill	-	-	74	2	-	76
Other intangibles, net	-	7	385	86	-	478
Other non-current assets	166	69	10	48	(45)	248
Intercompany receivables (payables)	22	637	(938)	279	-	-
Investment in subsidiaries	137	932	2,203	-	(3,272)	-

Total assets exclusive of assets under vehicle programs	1,303	2,188	2,659	784	(3,363)	3,571

Assets under vehicle programs:
Program cash	-	-	-	157	-	157
Vehicles, net	-	10	141	5,816	-	5,967
Receivables from vehicle manufacturers and other	-	-	-	170	-	170
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	228	-	228

	-	10	141	6,371	-	6,522

Total assets	$1,303	$2,198	$2,800	$7,155	$(3,363)	$10,093

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$572	$168	$471	$105	$(44)	$1,272
Current portion of long-term debt	-	10	2	-	-	12

Total current liabilities	572	178	473	105	(44)	1,284
Long-term debt	345	1,770	4	-	-	2,119
Other non-current liabilities	164	123	267	118	(42)	630

Total liabilities exclusive of liabilities under vehicle programs	1,081	2,071	744	223	(86)	4,033

Liabilities under vehicle programs:
Debt	-	10	31	673	-	714
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	3,660	-	3,660
Deferred income taxes	-	-	1,093	174	-	1,267
Other	-	-	-	197	-	197

	-	10	1,124	4,704	-	5,838

Total stockholders’ equity	222	117	932	2,228	(3,277)	222

Total liabilities and stockholders’ equity	$1,303	$2,198	$2,800	$7,155	$(3,363)	$10,093

As of December 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$11	$51	$15	$181	$-	$258
Receivables, net	-	108	179	73	-	360
Deferred income taxes	1	-	95	3	(24)	75
Other current assets	189	66	88	41	(4)	380

Total current assets	201	225	377	298	(28)	1,073

Property and equipment, net	-	60	385	40	-	485
Deferred income taxes	12	217	255	19	-	503
Goodwill	-	-	74	1	-	75
Other intangibles, net	-	7	387	73	-	467
Other non-current assets	765	99	21	4	-	889
Intercompany receivables (payables)	(29)	794	(1,075)	310	-	-
Investment in subsidiaries	(19)	752	1,961	-	(2,694)	-

Total assets exclusive of assets under vehicle programs	930	2,154	2,385	745	(2,722)	3,492

Assets under vehicle programs:
Program cash	-	-	-	12	-	12
Vehicles, net	-	-	174	6,990	-	7,164
Receivables from vehicle manufacturers and other	-	-	-	533	-	533
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	117	-	117

	-	-	174	7,652	-	7,826

Total assets	$930	$2,154	$2,559	$8,397	$(2,722)	$11,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$205	$234	$410	$80	$(28)	$901
Current portion of long-term debt	-	10	-	-	-	10

Total current liabilities	205	244	410	80	(28)	911

Long-term debt	-	1,779	-	-	-	1,779
Other non-current liabilities	632	125	251	113	-	1,121

Total liabilities exclusive of liabilities under vehicle programs	837	2,148	661	193	(28)	3,811

Liabilities under vehicle programs:
Debt	-	50	126	716	-	892
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	5,142	-	5,142
Deferred income taxes	-	-	1,020	168	-	1,188
Other	-	-	-	192	-	192

	-	50	1,146	6,218	-	7,414

Total stockholders’ equity	93	(44)	752	1,986	(2,694)	93

Total liabilities and stockholders’ equity	$930	$2,154	$2,559	$8,397	$(2,722)	$11,318

Consolidating Condensed Statements of Cash Flows

For the Year Ended December 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(70)	$60	$57	$1,448	$(4)	$1,491

Investing activities
Property and equipment additions	-	(10)	(26)	(3)	-	(39)
Proceeds received on asset sales	-	13	-	1	-	14
Payments received from Realogy and Wyndham, net	2	-	-	-	-	2
Other, net	-	(2)	(1)	1	-	(2)

Net cash provided by (used in) investing activities exclusive of vehicle programs	2	1	(27)	(1)	-	(25)

Vehicle programs:
Decrease in program cash	-	-	-	(145)	-	(145)
Investment in vehicles	-	(36)	-	(6,739)	-	(6,775)
Proceeds received on disposition of vehicles	-	74	7	7,063	-	7,144
Other, net	-	-	-	(33)	-	(33)

	-	38	7	146	-	191

Net cash provided by (used in) investing activities	2	39	(20)	145	-	166

Financing activities
Proceeds form borrowings	345	100	-	-	-	445
Principal payments on borrowings	-	(109)	(2)	-	-	(111)
Proceeds from warrant issuance	62	-	-	-	-	62
Purchases call options	(95)	-	-	-	-	(95)
Net intercompany transactions	-	(2)	52	(54)	4	-
Other, net	(13)	-	-	-	-	(13)

Net cash provided by (used in) financing activities exclusive of vehicle programs	299	(11)	50	(54)	4	288

Vehicle programs:
Proceeds from borrowings	-	-	-	7,527	-	7,527
Principal payments on borrowings	-	(43)	(95)	(9,009)	-	(9,147)
Net change in short-term borrowings	-	-	-	(107)	-	(107)
Other, net	-	(26)	-	-	-	(26)

	-	(69)	(95)	(1,589)	-	(1,753)

Net cash provided by (used in) financing activities	299	(80)	(45)	(1,643)	4	(1,465)

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	32	-	32

Net increase (decrease) in cash and cash equivalents	231	19	(8)	(18)	-	224
Cash and cash equivalents, beginning of period	11	51	15	181	-	258

Cash and cash equivalents, end of period	$242	$70	$7	$163	$-	$482

For the Year Ended December 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(7)	$74	$159	$1,512	$(34)	$1,704

Investing activities
Property and equipment additions	-	(20)	(53)	(10)	-	(83)
Net assets acquired, net of cash acquired, and acquisition-related payments	-	-	(72)	(16)	-	(88)
Proceeds received on asset sales	-	10	5	2	-	17
Payments received from Realogy and Wyndham, net	(3)	-	-	-	-	(3)
Other, net	(1)	(3)	(11)	1	-	(14)

Net cash provided by (used in) investing activities exclusive of vehicle programs	(4)	(13)	(131)	(23)	-	(171)

Vehicle programs:
Decrease in program cash	-	(8)	-	(3)	-	(11)
Investment in vehicles	-	(129)	(9)	(8,470)	-	(8,608)
Proceeds received on disposition of vehicles	-	117	3	6,602	-	6,722
Other, net	-	-	-	(28)	-	(28)

	-	(20)	(6)	(1,899)	-	(1,925)

Net cash provided by (used in) investing activities	(4)	(33)	(137)	(1,922)	-	(2,096)

Financing activities
Principal payments on borrowings	(1)	(9)	-	-	-	(10)
Repurchase of common stock	(33)	-	-	-	-	(33)
Net intercompany transactions	19	(20)	61	(94)	34	-
Other, net	-	(28)	-	-	-	(28)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(15)	(57)	61	(94)	34	(71)

Vehicle programs:
Proceeds from borrowings	-	30	-	8,446	-	8,476
Principal payments on borrowings	-	(30)	(78)	(7,952)	-	(8,060)
Net change in short-term borrowings	-	-	-	152	-	152
Other, net	-	(32)	(2)	-	-	(34)

	-	(32)	(80)	646	-	534

Net cash provided by (used in) financing activities	(15)	(89)	(19)	552	34	463

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	(27)	-	(27)

Net increase (decrease) in cash and cash equivalents	(26)	(48)	3	115	-	44
Cash and cash equivalents, beginning of period	37	99	12	66	-	214

Cash and cash equivalents, end of period	$11	$51	$15	$181	$-	$258

For the Year Ended December 31, 2007

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$18	$(21)	$(40)	$1,973	$(216)	$1,714

Investing activities
Property and equipment additions	-	(30)	(53)	(11)	-	(94)
Net assets acquired, net of cash acquired, and acquisition-related payments	-	-	(11)	-	-	(11)
Proceeds received on asset sales	-	13	3	3	-	19
Proceeds received from sale of investment	106	-	-	-	-	106
Proceeds from (paid to) Realogy and Wyndham, net	(108)	-	-	-	-	(108)
Proceeds from disposition of businesses, net of transaction-related payments	-	-	-	-	-	-
Purchase of equity investment	(60)	-	-	-	-	(60)
Other, net	-	(6)	(7)	-	-	(13)

Net cash provided by (used in) investing activities exclusive of vehicle programs	(62)	(23)	(68)	(8)	-	(161)

Vehicle programs:
Decrease (increase) in program cash	-	-	-	13	-	13
Investment in vehicles	-	(45)	(87)	(10,501)	-	(10,633)
Proceeds received on disposition of vehicles	-	228	50	8,586	-	8,864
Others, net	-	-	-	-	-	-

	-	183	(37)	(1,902)	-	(1,756)

Net cash provided by (used in) investing activities	(62)	160	(105)	(1,910)	-	(1,917)

Financing activities
Principal payments on borrowings	(3)	(42)	-	-	-	(45)
Issuances of common stock	50	-	-	-	-	50
Net intercompany transactions	2	(115)	181	(284)	216	-
Other, net	(3)	2	-	-	-	(1)

Net cash provided by (used in) financing activities exclusive of vehicle programs	46	(155)	181	(284)	216	4

Vehicle programs:
Proceeds from borrowings	-	48	-	10,517	-	10,565
Principal payments on borrowings	-	(2)	(52)	(10,182)	-	(10,236)
Net change in short-term borrowings	-	-	-	(86)	-	(86)
Other, net	-	(6)	(1)	(1)	-	(8)

	-	40	(53)	248	-	235

Net cash provided by (used in) financing activities	46	(115)	128	(36)	216	239

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	6	-	6

Net increase (decrease) in cash and cash Equivalents	2	24	(17)	33	-	42
Cash and cash equivalents, beginning of period	35	75	29	33	-	172

Cash and cash equivalents, end of period	$37	$99	$12	$66	$-	$214

26.	Selected Quarterly Financial Data—(unaudited)

Provided below are selected unaudited quarterly financial data for 2009 and 2008.

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

	2009
	First (a)	Second (a)	Third	Fourth (a)
Net revenues	$1,194	$1,312	$1,465	$1,160
Net income (loss)	(49)	(6)	57	(49)

Per share information:
Basic
Net income (loss)	$(0.48)	$(0.06)	$0.55	$(0.47)
Weighted average shares	101.8	102.2	102.3	102.3
Diluted
Net income (loss)	$(0.48)	$(0.06)	$0.54	$(0.47)
Weighted average shares	101.8	102.2	104.5	102.3

	2008
	First (a)	Second	Third (a)	Fourth (a)
Net revenues	$1,445	$1,577	$1,701	$1,261
Net income (loss)	(12)	15	(1,006)	(121)

Per share information:
Basic
Net income (loss)	$(0.11)	$0.15	$(9.91)	$(1.20)
Weighted average shares	102.8	101.4	101.6	101.7
Diluted
Net income (loss)	$(0.11)	$0.15	$(9.91)	$(1.20)
Weighted average shares	102.8	101.4	101.6	101.7

(a)

As the Company incurred a loss from continuing operations for this period, all outstanding stock options, restricted stock units and warrants are anti-dilutive for such periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

27.	Subsequent Events

The Company evaluated events through February 23, 2010 for consideration as a subsequent event to be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 issued February 23, 2010.

Schedule II – Valuation and Qualifying Accounts

(in millions)

Description	Balance at Beginning of Period	Expensed	Other – Translation Adjustment	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:

Year Ended December 31,
2009	$17	$6	$(1)	$(8)	$14
2008	19	10	(2)	(10)	17
2007	20	7	1	(9)	19

Tax Valuation Allowance:

Year Ended December 31,
2009	$157	$9	$-	$-	$166
2008	137	20	-	-	157
2007	81	56	-	-	137

G-1

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated Bylaws of Avis Budget Group, Inc. (as of November 5, 2009) (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 5, 2009).

4.1(a)	Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee, relating to $1,000 million aggregate principal amount of senior notes, consisting of $250 million aggregate principal amount of Floating Rate Senior Notes due 2014, $375 million aggregate principal amount of 7.625% Senior Notes due 2014 and $375 million aggregate principal amount of 7.750% Senior Notes due 2016 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.1(b)	Supplemental Indenture, dated as of February 9, 2007, to the Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2007).

4.1(c)	Second Supplemental Indenture, dated as of January 28, 2009, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.1(d)	Third Supplemental Indenture, dated as of November 5, 2009 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as Issuers, the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee.

4.2	Form of Exchange Floating Rate Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.3	Form of Exchange 7.625% Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.4	Form of Exchange 7.75% Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.5	Indenture dated as of October 13, 2009, by and between Avis Budget Group, Inc. and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.1	Amended and Restated Employment Agreement between Avis Budget Group, Inc. and Ronald L. Nelson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2010). †

Exhibit No.	Description
10.2	Employment Agreement between Avis Budget Group, Inc. and F. Robert Salerno (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.3	Employment Agreement between Avis Budget Group, Inc. and David B. Wyshner (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.4	Agreement between Avis Budget Group, Inc. and Mark J. Servodidio (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.5	Agreement between Avis Budget Group, Inc. and Larry D. De Shon (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.6	Agreement between Avis Budget Group, Inc. and Patric T. Siniscalchi (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.7(a)	Agreement between Avis Budget Group, Inc. and Thomas Gartland dated April 21, 2008. †

10.7(b)	Agreement between Avis Budget Group, Inc. and Thomas Gartland dated December 19, 2008. †

10.8	Form of Avis Budget Group, Inc. Severance Agreement. †

10.9(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarterly period ended October 31, 1996 dated December 13, 1996, File No. 1-10308). †

10.9(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001). †

10.10(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997 dated June 16, 1997, File No. 1-10308). †

10.10(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001). †

10.10(c)	Amendment to 1997 Stock Option Plan dated March 19, 2002 (Incorporated by reference to Exhibit 10.11(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003). †

10.11(a)	Avis Budget Group, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 dated August 8, 2007). †

10.11(b)	Amendment to the Avis Budget Group, Inc. 2007 Equity And Incentive Plan dated March 20, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 dated May 7, 2008). †

10.11(c)	Amendment No. 2 to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 18, 2009). †

10.11(d)	Amendment No. 3 to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). †

Exhibit No.	Description
10.11(e)	Amendment No. 4 to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan dated January 27, 2010. †

10.12(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997). †

10.12(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001). †

10.12(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001). †

10.12(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001). †

10.13(a)	1997 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998). †

10.13(b)	Amendment to 1997 Employee Stock Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004). †

10.14	Amendment to Certain Stock Plans (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 5, 2003). †

10.15	1999 Broad-Based Employee Stock Option Plan, including the Third Amendment dated March 19, 2002, Second Amendment dated April 2, 2001 and First Amendment dated March 29, 1999 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003). †

10.16	Amendment to Various Equity-Based Plans (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006). †

10.17	Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 18, 2009). †

10.18(a)	Form of Award Agreement—Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2006). †

10.18(b)	Form of Award Agreement—Stock Appreciation Rights (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 4, 2006). †

10.18(c)	Form of Award Agreement—Stock Options (Incorporated by reference to Exhibit 10.15(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.18(d)	Form of Award Agreement—Stock Options (Incorporated by reference to Exhibit 10.15(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.18(e)	Form of Other Stock or Cash-Based Award Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). †

10.19(a)	Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, Amended and Restated as of January 1, 2007 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

Exhibit No.	Description
10.19(b)	First Amendment to the Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan dated January 28, 2010. †

10.20	Avis Budget Group, Inc. Deferred Compensation Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.21	Avis Budget Group, Inc. Savings Restoration Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.22	Amended and Restated Equalization Benefit Plan (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008). †

10.23	Avis Rent A Car System, LLC Pension Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.24(a)	Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.24(b)	Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.24(c)	Supplemental Indenture No. 2, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.6 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

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

10.25(b)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as Permitted Nominee, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.25(c)	Second Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as Permitted Nominee, Quartx Fleet Management, Inc., as Permitted Nominee, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.8 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.26(a)	Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

Exhibit No.	Description
10.26(b)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.26(c)	Second Amendment, dated as of the May 9, 2007, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.7 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.27(a)	Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.27(b)	First Amendment, dated December 23, 2005, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of December 23, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.27(c)	Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC, as Lessee and as the Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.9 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.28(a)	Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, Inc.**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, Inc.****, as Lessee, and Budget Rent A Car System, Inc., as Lessee (Incorporated by reference to Exhibit 10.30(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.28(b)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, Inc.**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, Inc.****, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.30(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.28(c)	Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.11 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.29	Second Amended and Restated Administration Agreement, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc.****, Budget Rent A Car System, Inc., Cendant Car Rental Group, Inc.** and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

Exhibit No.	Description
10.30	Assignment and Assumption Agreement dated as of June 3, 2004, among Avis Rent A Car System, Inc.****, Avis Group Holdings, Inc.***** and Cendant Car Rental Group, Inc.** (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.31(a)	Series 2003-4 Supplement, dated as of June 19, 2003, among AESOP Funding II L.L.C.***, as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent, to the Second Amended and Restated Base Indenture dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.2 to Avis Group Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, dated August 13, 2003).

10.31(b)

Second Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent,

to the Series 2003-4 Supplement dated as of June 19, 2003 (Incorporated by reference to Exhibit 10.43(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.31(c)	Third Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2003-4 Agent, to the Series 2003-4 Supplement, dated as of June 19, 2003 (Incorporated by reference to Exhibit 10.19 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.32(a)	Second Amended and Restated Series 2004-1 Supplement, dated as of June 27, 2006, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Avis Budget Car Rental, LLC, as Administrator, Mizuho Corporate Bank, Ltd., as Administrative Agent, certain financial institutions, as Purchasers, and The Bank of New York, as Trustee and Series 2004-1 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.32(b)	First Amendment to the Second Amended and Restated Series 2004-1 Supplement, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, Mizuho Corporate Bank, Ltd., as Administrative Agent, certain financial institutions, as Purchasers, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2004-1 Agent (Incorporated by reference to Exhibit 10.21 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.33(a)	Series 2005-1 Supplement, dated as of February 25, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-1 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2005).

10.33(b)

First Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-1 Agent,

to the Series 2005-1 Supplement dated as of February 25, 2005 (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

Exhibit No.	Description
10.33(c)	Second Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-1 Agent, to the Series 2005-1 Supplement, dated as of February 25, 2005 (Incorporated by reference to Exhibit 10.23 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.33(d)	Third Amendment, dated as of September 1, 2009, to the Series 2005-1 Supplement dated as of February 25, 2005, between Avis Budget Rental Car Funding (AESOP) LLC, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as trustee and Series 2005-1 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.34(a)	Amended and Restated Series 2005-2 Supplement, dated May 20, 2008, between Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as trustee and as Series 2005-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, between Avis Budget Rental Car Funding (AESOP) LLC, as issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2008).

10.34(b)	First Amendment, dated as of November 11, 2008, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-2 Agent, to the Amended and Restated Series 2005-2 Supplement, dated as of May 20, 2008 (Incorporated by reference to Exhibit 10.33(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.35(a)	Series 2005-4 Supplement, dated as of June 1, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and as Series 2005-4 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC*** and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005).

10.35(b)	First Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-4 Agent, to the Series 2005-4 Supplement dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.30(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.35(c)	Second Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-4 Agent, to the Series 2005-4 Supplement, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.25 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.35(d)	Third Amendment, dated as of November 11, 2008, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-4 Agent, to the Series 2005-4 Supplement, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.34(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit No.	Description
10.36(a)	Series 2006-1 Supplement, dated as of January 19, 2006, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and as Series 2006-1 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8K dated January 20, 2006).

10.36(b)	First Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2006-1 Agent, to the Series 2006-1 Supplement, dated as of January 11, 2006 (Incorporated by reference to Exhibit 10.26 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.36(c)	Second Amendment, dated as of September 1, 2009, to the Series 2006-1 Supplement dated as of January 19, 2006, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York Trust Company, N.A.), as trustee and Series 2006-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.37(a)	Series 2007-2 Supplement, dated as of June 6, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York Trust Company, N.A., as Trustee and Series 2007-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2007).

10.37(b)	First Amendment, dated as of November 11, 2008, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and Series 2007-2 Agent, to the Series 2007-2 Supplement, dated as of June 6, 2007 (Incorporated by reference to Exhibit 10.36(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.38(a)	Amended and Restated Series 2008-1 Supplement, dated as of October 29, 2009, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, JPMorgan Chase Bank, N.A., as administrative agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2008-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on the Form 8-K dated October 30, 2009).

10.38(b)	First Amendment to the Amended and Restated Series 2008-1 Supplement, dated as of November 25, 2009, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, JPMorgan Chase Bank, N.A., as administrative agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2008-1 Agent.

10.39	Series 2009-1 Supplement, dated as of July 23, 2009, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2009-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2009).

Exhibit No.	Description
10.40	Series 2009-2 Supplement, dated as of October 1, 2009, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2009-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2009).

10.41(a)	Series 2009-3 Supplement, dated as of November 5, 2009, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, Deutsche Bank AG, New York Branch, as administrative agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2009-3 Agent.

10.41(b)	First Amendment to the Series 2009-3 Supplement dated December 8, 2009 among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, Deutsche Bank AG, New York Branch, as administrative agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2009-3 Agent.

10.42	Administration Agreement, dated as of May 11, 2006, among Budget Truck Funding, LLC, Budget Truck Rental, LLC, as Administrator, and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 dated, August 9, 2006).

10.43(a)	Master Motor Vehicle Operating Lease Agreement, dated as of May 11, 2006, among Budget Truck Funding, LLC††, as Lessor, Budget Truck Rental, LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, dated August 9, 2006).

10.43(b)	Amendment No. 1 to the Master Motor Vehicle Operating Lease Agreement, dated as of February 15, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Lessor, Budget Truck Rental, LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor (Incorporated by reference to Exhibit 10.40(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.44(a)	Base Indenture, dated as of May 11, 2006, among Budget Truck Funding, LLC††, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, dated August 9, 2006).

10.44(b)	Amendment No. 1 to the Base Indenture, dated as of May 16, 2007, among Budget Truck Funding, LLC††, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007).

10.44(c)	Amendment No. 2 to the Base Indenture, dated as of February 15, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.41(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.45(a)	Series 2006-1 Supplement, dated as of May 11, 2006, among Budget Truck Funding, LLC, as Issuer, Budget Truck Rental, LLC††, as Administrator, Deutsche Bank Securities, Inc., as Administrative Agent, certain commercial paper conduit purchasers, certain funding agents, certain APA banks and The Bank of New York Trust Company, N.A., as Trustee, Series 2006-1

Exhibit No.	Description
Agent and Securities Intermediary, to the Base Indenture, dated as of May 11, 2006, among Budget Truck Funding, LLC††, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, dated August 9, 2006).

10.45(b)	Amendment No. 1 to the Series 2006-1 Supplement, dated as of May 16, 2007, among Budget Truck Funding, LLC††, as Issuer, Deutsche Bank Securities, Inc., as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007).

10.45(c)	Extension Letter (related to the Series 2006-1 Supplement, dated as of May 11, 2006), dated as of May 10, 2007, from Budget Truck Funding, LLC††, as Issuer (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007).

10.45(d)	Amendment No. 2 to the Series 2006-1 Supplement, dated as of February 15, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Issuer, Deutsche Bank Securities, Inc., as Administrative Agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.42(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.45(e)	Amendment No. 3 to the Series 2006-1 Supplement, dated as of February 15, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Issuer, Deutsche Bank Securities, Inc., as Administrative Agent, certain CP conduit Purchasers, certain Funding Agents, certain APA Banks and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).

10.45(f)	Amendment No. 4 to the Series 2006-1 Supplement, dated as of December 23, 2008, among Centre Point Funding, LLC (formerly known as Budget Truck Funding, LLC), as Issuer, Deutsche Bank Securities, Inc., as Administrative Agent, certain CP conduit Purchasers, certain Funding Agents, certain APA Banks and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.41(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.45(g)	Amendment No. 5 to the Series 2006-1 Supplement, dated as of August 21, 2009, between Centre Point Funding, LLC, as Issuer, Budget Truck Rental, LLC, as Administrator, Deutsche Bank Securities, Inc., Riverside Funding LLC, Deutsche Bank AG, New York Branch, Sheffield Receivables Corporation, Barclays Bank PLC and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Company, N.A.), in its capacity as Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.46(a)	Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of August 22, 2002 (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.46(b)	First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of September 10, 2002 (Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

Exhibit No.	Description
10.47	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation* and PHH Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.48	Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation*, PHH Corporation and certain affiliates of PHH Corporation named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2005). †††

10.49	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 26, 2005).

10.50	Form of TRAC Participation Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.51	Form of TRAC Lease (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.52	Form of TRAC Guaranty (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 26, 2005).

10.53(a)	WTH Funding Limited Partnership Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc., Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners dated April 20, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 dated August 2, 2005).

10.53(b)	Amending Agreement No. 1 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.53(c)	Amending Agreement No. 2 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.53(d)	Amending Agreement No. 3 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.53(e)	Amending Agreement No. 4 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.50(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

Exhibit No.	Description
10.53(f)	Amending Agreement No. 5 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.50(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.53(g)	Amending Agreement No. 6 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 dated May 7, 2008).

10.53(h)	Amending Agreement No. 7 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 dated May 7, 2008).

10.53(i)	Amending Agreement No. 8 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).

10.53(j)	Amending Agreement No. 9 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar Inc. and Budgetcar Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.49(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.53(k)	Amending Agreement No. 10 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar, Inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.53(l)	Amending Agreement No. 11 to the Fourth Amended and Restated Limited Partnership Agreement among Aviscar, Inc. and Budgetcar, Inc., as general partners and BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners.

10.54	Parent Guaranty of Avis Budget Car Rental, LLC to BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.55(a)	Credit Agreement, dated as of April 19, 2006, among Avis Budget Holdings, LLC and Avis Budget Car Rental, LLC, as Borrower, the lenders referred to therein, JPMorgan Chase Bank,

Exhibit No.	Description
N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Bank of America, N.A., Calyon New York Branch and Citicorp USA, Inc., as Documentation Agents, and Wachovia Bank, National Association, as Co-Documentation Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2006).

10.55(b)	First Amendment, dated December 23, 2008 to the Credit Agreement dated as of April 19, 2006 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of America, N.A., Calyon New York Branch and Citicorp USA, Inc., as documentation agents, Wachovia Bank, National Association, as co-documentation agent, Deutsche Bank Securities Inc. as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 24, 2008).

10.56	Amended and Restated Guarantee and Collateral Agreement, dated as of December 23, 2008, made by each of the signatories thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 24, 2008).

10.57	Purchase Agreement, dated as of June 30, 2006, by and among the Company, Travelport Inc. and TDS Investor LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.58	Transition Services Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.59(a)	Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.59(b)	Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).

10.60	Agreement dated as of December 1, 2008 between Avis Budget Car Rental, LLC and General Motors††† (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 8, 2008).

10.61	Supply and Feature Agreement dated October 30, 2007, by and among Ford Motor Company, Avis Budget Car Rental, LLC and AESOP Leasing L.P. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009). †††

10.62	Avis Budget Car Rental 2010 Model Year Program Letter dated August 28, 2009 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 2, 2009). †††

10.63(a)	Purchase Agreement by and among Cendant Corporation*, Affinity Acquisition, Inc. and Affinity Acquisition Holdings, Inc. dated as of July 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.63(b)	Amendment No. 1 dated as of October 17, 2005 to the Purchase Agreement dated as of July 26, 2005 by and among Cendant Corporation*, Affinity Acquisition, Inc. (now known as Affinion

Exhibit No.	Description
Group, Inc.) and Affinity Acquisition Holdings, Inc. (now known as Affinion Group Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.64	Trademark License Agreement between Wizard Co. Inc. and Avis Europe plc (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.65

System License Agreement between Avis Rent A Car System, Inc. and Avis Europe plc

(Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.66	Purchase Agreement dated as of October 7, 2009, by and among Avis Budget Group, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.67(a)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.67(b)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.67(c)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.2(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.67(d)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.2(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.67(e)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.68(a)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.68(b)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.68(c)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.3(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.68(d)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.3(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.68(e)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

Exhibit No.	Description
10.69(a)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.69(b)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.69(c)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.4(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.69(d)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.4(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.69(e)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.70(a)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.5(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.70(b)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.5(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.70(c)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.5(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.70(d)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.5(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.70(e)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) is now known as Avis Budget Car Rental, LLC.

***	Cendant Rental Car Funding (AESOP) LLC, formerly known as AESOP Funding II L.L.C, is now known as Avis Budget Rental Car Funding (AESOP) LLC.
****	Avis Rent A Car System, Inc. is now known as Avis Rent A Car System, LLC.
*****	Avis Group Holdings, Inc. is now known as Avis Group Holdings, LLC.
†	Denotes management contract or compensatory plan.
††	Budget Truck Funding, LLC is now known as Centre Point Funding, LLC.
†††	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.