Form 10-Q
period 2010-03-31
AVIS BUDGET GROUP, INC.
filed 2010-05-06
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the issuer’s common stock was 102,664,630 shares as of April 30, 2010.

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

•	travel demand, including airline passenger traffic in the United States and in the other international locations in which we operate;

•	the effects of economic conditions and weakness in the housing market and the impact such conditions may have on us, particularly during our peak season or in key market segments;

•

our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market at the same or similar cost, and the financial condition of financial-guaranty firms that have insured a portion of our outstanding vehicle-backed debt;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the locations in which we operate;

•	our dependence on third-party distribution channels;

•	our ability to control costs through our cost-savings and efficiency improvement initiatives or otherwise and successfully implement our business strategy;

•	the impact of our derivative instruments, which can be affected by fluctuations in interest rates and other factors;

•	our ability to accurately estimate our future results;

•	a major disruption in our communication or centralized information networks;

•	our exposure to uninsured claims in excess of historical levels;

•	our failure or inability to comply with regulations or contractual obligations or any changes in regulations or contractual obligations, including with respect to personally identifiable information;

•	any impact on us from the actions of our licensees, dealers and independent contractors;

•	substantial increases in the cost, or decreases in the supply, of fuel, vehicle parts, energy or other resources on which we depend to operate our business;

•	risks related to our indebtedness, including our substantial amount of debt and our ability to incur substantially more debt;

•	our ability to meet the financial and other covenants contained in the agreements governing our indebtedness;

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

•	risks associated with litigation involving the Company;

•	risks related to a potential proposal to acquire Dollar Thrifty Automotive Group, Inc.;

•	our exposure to fluctuations in foreign exchange rates; and

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

Other factors and assumptions not identified above, including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above, as well as those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and those that may be disclosed from time to time in filings with the Securities and Exchange Commission, in connection with any forward-looking statements that may be made by us and our businesses generally. Except to the extent of our obligations under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Vehicle rental	$866	$919
Other	287	275

Net revenues	1,153	1,194

Expenses
Operating	612	640
Vehicle depreciation and lease charges, net	297	355
Selling, general and administrative	131	133
Vehicle interest, net	74	69
Non-vehicle related depreciation and amortization	23	22
Interest expense related to corporate debt, net
Interest expense	41	38
Early extinguishment of debt	40	—
Restructuring charges	1	6
Impairment	—	1

Total expenses	1,219	1,264

Loss before income taxes	(66)	(70)
Benefit from income taxes	(28)	(21)

Net loss	$(38)	$(49)

Earnings (loss) per share, basic and diluted	$(0.37)	$(0.48)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$470	$482
Receivables	260	290
Deferred income taxes	105	107
Other current assets	858	851

Total current assets	1,693	1,730

Property and equipment, net	431	442
Deferred income taxes	610	597
Goodwill	76	76
Other intangibles, net	480	478
Other non-current assets	275	248

Total assets exclusive of assets under vehicle programs	3,565	3,571

Assets under vehicle programs:
Program cash	3	157
Vehicles, net	6,340	5,967
Receivables from vehicle manufacturers and other	108	170
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	241	228

	6,692	6,522

Total assets	$10,257	$10,093

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,319	$1,272
Current portion of long-term debt	9	12

Total current liabilities	1,328	1,284

Long-term debt	2,117	2,119
Other non-current liabilities	599	630

Total liabilities exclusive of liabilities under vehicle programs	4,044	4,033

Liabilities under vehicle programs:
Debt	606	714
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	4,029	3,660
Deferred income taxes	1,269	1,267
Other	83	197

	5,987	5,838

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 136,944,341 and 136,931,540 shares	1	1
Additional paid-in capital	8,994	9,098
Accumulated deficit	(2,729)	(2,691)
Accumulated other comprehensive income (loss)	3	(37)
Treasury stock, at cost—34,105,779 and 34,612,016 shares	(6,043)	(6,149)

Total stockholders’ equity	226	222

Total liabilities and stockholders’ equity	$10,257	$10,093

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net loss	$(38)	$(49)

Adjustments to reconcile net loss to net cash used in operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	23	22
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(5)	13
Income taxes and deferred income taxes	(34)	(24)
Accounts payable and other current liabilities	45	—
Other, net	(1)	20

Net cash used in operating activities exclusive of vehicle programs	(10)	(18)

Vehicle programs:
Vehicle depreciation	290	346

	290	346

Net cash provided by operating activities	280	328

Investing Activities
Property and equipment additions	(7)	(8)
Proceeds received on asset sales	6	4
Other, net	(1)	—

Net cash used in investing activities exclusive of vehicle programs	(2)	(4)

Vehicle programs:
Decrease in program cash	162	9
Investment in vehicles	(2,487)	(1,559)
Proceeds received on disposition of vehicles	1,832	2,229
Investment in AESOP debt securities—related party	(130)	—
Proceeds from AESOP debt securities—related party	130	—
Distribution from Avis Budget Rental Car Funding (AESOP) LLC—related party	—	100

	(493)	779

Net cash (used in) provided by investing activities	(495)	775

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Financing Activities
Proceeds from borrowings	444	—
Principal payments on borrowings	(454)	(2)
Debt financing fees	(28)	—
Other, net	1	—

Net cash used in financing activities exclusive of vehicle programs	(37)	(2)

Vehicle programs:
Proceeds from borrowings	2,733	1,674
Principal payments on borrowings	(2,438)	(2,672)
Net change in short-term borrowings	(47)	(16)
Other, net	(11)	—

	237	(1,014)

Net cash provided by (used in) financing activities	200	(1,016)

Effect of changes in exchange rates on cash and cash equivalents	3	—

Net (decrease) increase in cash and cash equivalents	(12)	87
Cash and cash equivalents, beginning of period	482	258

Cash and cash equivalents, end of period	$470	$345

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Unless otherwise noted, all dollar amounts in tables are in millions, except per share amounts)

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

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K filed on February 24, 2010.

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

Adoption of New Accounting Standards during 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, “Accounting for Transfers of Financial Assets” (“ASU No. 2009-16”). The Company adopted this guidance on January 1, 2010, as required, and it did not have a significant impact on its financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Accounting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”). The Company adopted this guidance on January 1, 2010, as required, and it did not have a significant impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 eliminates the requirement of an SEC filer to disclose the date through which subsequent events have been evaluated as the guidance potentially conflicted with SEC requirements. The Company adopted this guidance upon its issuance, as required, and it did not have a significant impact on its financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU No. 2010-06”). ASU No. 2010-06 will expand fair value disclosures, requiring companies to provide (i) information about movements of assets between levels 1 and 2, (ii) a reconciliation of purchases, sales, issuance and settlements for all level 3 instruments and (iii) fair value measurement disclosures for each class of assets and liabilities. The Company adopted this guidance on January 1, 2010, as required, except for the disclosures about purchases, sales, issuances, and settlements for all level 3 instruments and fair value measurements, which will be adopted on January 1, 2011, as required, and it did not have, and is not expected to have, a significant impact on its financial statements.

2.	Restructuring Charges

Beginning in late 2008, the Company implemented initiatives within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments to reduce costs, enhance organizational efficiency and consolidate and rationalize existing processes and facilities. During the three months ended March 31, 2010, as part of this process, the Company formally communicated the termination of employment to approximately 450 employees, within its Domestic Car Rental segment and incurred $1 million in restructuring charges. These charges primarily represent severance, outplacement services and other costs associated with the employee terminations. As of March 31, 2010, the Company had terminated approximately 175 of these employees.

At March 31, 2010, the remaining liability relating to restructuring actions amounted to $4 million, primarily for lease obligation costs related to vacated locations which are expected to be paid through 2011. As part of this process, the Company continues to implement steps to reduce costs and consolidate certain customer facing and non-customer facing activities and locations. The Company expects further restructuring costs related to this process of approximately $9 million to be incurred through December 31, 2010.

The restructuring charges and corresponding utilization are recorded within the Company’s segments as follows:

	Domestic Car Rental	International Car Rental	Truck Rental	Total
Balance as of January 1, 2010	$3	$1	$1	$5
Incremental charges	1	—	—	1
Cash payment/utilization	(1)	(1)	—	(2)

Balance at March 31, 2010	$3	$—	$1	$4

The restructuring charges and the corresponding utilization are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Balance as of January 1, 2010	$1	$4	$—	$5
Incremental charges	1	—	—	1
Cash payment/utilization	(1)	(1)	—	(2)

Balance March 31, 2010	$1	$3	$—	$4

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2010	2009

Net loss	$(38)	$(49)

Basic and diluted weighted average shares outstanding (a)	102.6	101.8

Earnings per share, basic and diluted	$(0.37)	$(0.48)

(a)

As the Company incurred a net loss for the three months ended March 31, 2010 and 2009, all outstanding stock options, restricted stock units, stock warrants and issuable shares underlying the 3 1/2% Convertible Senior Notes due 2014 have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2010	2009
Options (a)	6.0	8.9
Warrants (b)	21.2	—
Shares underlying 3 1/2% Convertible Senior Notes due 2014 (c)	21.2	—

(a)	For the three months ended March 31, 2010 and 2009, all outstanding stock options were anti-dilutive, as the Company incurred a loss from continuing operations.
(b)	Represents all outstanding warrants for the three months ended March 31, 2010 and 2009. The exercise price for the warrants outstanding in 2010 was $22.50.
(c)	Represents the number of shares issuable pursuant to the convertible senior notes issued in October 2009.

4.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Franchise agreements	$73	$23	$50	$73	$22	$51
Customer lists	19	9	10	19	9	10
Other	2	1	1	2	1	1

	$94	$33	$61	$94	$32	$62

Unamortizable Intangible Assets
Goodwill	$76			$76

Trademarks (a)	$419			$416

(a)	The increase in trademarks is primarily due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was approximately $1 million during the first quarter of 2010 and 2009. Based on the Company’s amortizable intangible assets at March 31, 2010, the Company expects amortization expense of approximately $2 million for the remainder of 2010 and approximately $3 million for each of the five fiscal years thereafter.

5.	Financial Instruments

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

The carrying amounts and estimated fair values of debt instruments are as follows:

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$9	$9	$12	$12
Long-term debt	1,772	1,754	1,774	1,675
Convertible debt	345	346	345	376

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$4,029	$4,054	$3,660	$3,634
Vehicle-backed debt	602	606	705	707

Derivative instruments and hedging activities

The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Canadian, Australian and New Zealand dollars. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from accumulated other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three months ended March 31, 2010 and 2009 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income to earnings over the next 12 months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company records changes in the intrinsic value of these cash flow hedges to other comprehensive income and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The changes in fair values of hedges that were determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. During the three months ended March 31, 2010, the Company reclassified $36 million from accumulated other comprehensive income to earnings in connection with the early termination of certain interest rate swaps related to the repayment of a portion of the Company’s floating rate term loan. The Company estimates that approximately $91 million of losses deferred in accumulated other comprehensive income will be recognized over the next twelve months, which is expected to be offset in earnings by the impact of the underlying hedged items.

To manage the risk associated with its floating rate vehicle-backed debt, the Company uses derivatives. These derivatives include freestanding derivatives and derivatives designated as cash flow hedges. In connection with such cash flow hedges, the Company records the effective portion of the change in fair value in other comprehensive income, net of tax. The Company records the change in fair value gains or losses related to freestanding derivatives in its consolidated results of operations.

The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in the Company’s consolidated results of operations.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives on March 31, 2010 was approximately $6 million, for which the Company has posted cash collateral in the same amount in the normal course of business.

As of March 31, 2010, the Company held derivative instruments with absolute notional values as follows: interest rate caps of approximately $3.9 billion, interest rate swaps of $592 million, foreign exchange forward contracts of $72 million and commodity contracts for the purchase of 9 million gallons of unleaded gasoline.

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

Fair values of derivative instruments are as follows:

	As of March 31, 2010		As of December 31, 2009
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$—	$7	$—	$39

Derivatives not designated as hedging instruments (a)
Foreign forward contracts (c)	—	1	—	—
Commodity contracts (d)	2	—	—	—
Interest rate swaps (e)	—	2	—	—
Interest rate contracts (e)	—	2	—	9

Total	$2	$12	$—	$48

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 12—Stockholders’ Equity.

(b)	Included in other non-current liabilities.
(c)	Included in other current liabilities.
(d)	Included in other current assets.
(e)	Included in liabilities under vehicle programs.

The effect of derivative instruments not designated as hedging instruments in the Company’s consolidated results of operations for the three months ended March 31, 2010 was (i) a loss of $2 million recognized as a component of interest expense related to interest rate swaps and interest rate caps not designated as hedging instruments, (ii) a loss of $1 million recognized as a component of operating expenses related to foreign exchange forward contracts, and (iii) a gain of $2 million recognized as a component of operating expenses related to our commodity contracts. The loss on the interest rate swaps had no impact on net interest expense as it was offset by reduced interest expense on the underlying floating rate debt which it hedges.

The Company also recorded an unrealized gain of $6 million as a component of other comprehensive income, net of tax, for the three months ended March 31, 2010 which primarily relates to interest rate swaps designated as cash flow hedges.

The effect of derivative instruments not designated as hedging instruments in the Company’s consolidated results of operations for the three months ended March 31, 2009, was (i) a loss of $1 million recognized as a component of operating expenses related to foreign exchange forward contracts, (ii) an insignificant loss recognized as a component of operating expenses related to our commodity contracts and (iii) a loss of $2 million, recognized as a component of interest expense related to interest rate swaps not designated as hedging instruments. The loss on the interest rate swaps had no impact on net interest expense as it was offset by reduced interest expense on the underlying floating rate debt which it hedges.

The Company also recorded an unrealized gain of $7 million as a component of other comprehensive income, net of tax, for the three months ended March 31, 2009, which primarily relates to interest rate swaps designated as cash flow hedges.

6.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of March 31, 2010	As of December 31, 2009
Rental vehicles	$7,230	$6,090
Less: Accumulated depreciation	(1,051)	(945)

	6,179	5,145
Vehicles held for sale	161	822

Vehicles, net	$6,340	$5,967

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2010	2009
Depreciation expense	$290	$346
Lease charges	15	7
(Gain) loss on sales of vehicles, net including cost of vehicle disposition	(8)	2

Vehicle depreciation and lease charges, net	$297	$355

For the three months ended March 31, 2010 and 2009, vehicle interest, excludes $41 million and $39 million, respectively, of interest expense related to the Company’s convertible senior notes and the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net.

7.	Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2010 is a benefit of 42.4%. Such rate differs from the Federal statutory rate of 35.0% primarily due to a $3 million benefit relating to additional tax depreciation within the Company’s operations in Australia.

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2009 is a benefit of 30.0%. Such rate differs from the Federal statutory rate of 35.0% primarily due to differences in the amount of stock-based compensation recorded for book and tax purposes. In addition, the Company established a valuation allowance related to certain state deferred tax assets.

8.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of March 31, 2010	As of December 31, 2009
Income taxes payable – current	$395	$399
Accounts payable	162	151
Accrued payroll and related	123	145
Public liability and property damage insurance liabilities – current	97	97
Accrued interest related to tax contingencies	93	89
Other	449	391

	$1,319	$1,272

9.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Dates	As of March 31, 2010	As of December 31, 2009
Floating rate term loan (a)	April 2012	$52	$778
Floating rate term loan (a)	April 2014	273	—
Floating rate notes	May 2014	250	250
7 5/8 % notes	May 2014	375	375
3 1/2 % convertible notes	October 2014	345	345
7 3/4 % notes	May 2016	375	375
9 5/8 % notes	March 2018	444	—

		2,114	2,123
Other		12	8

Total long-term debt		2,126	2,131
Less: Current portion		9	12

Long-term debt		$2,117	$2,119

(a)

The floating rate term loans and our revolving credit facilities are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. In March 2010, the Company repaid $451 million of the floating rate term loan and amended $273 million of the outstanding floating rate term loan to extend the maturity by two years to April 2014. The floating rate term loan due 2012 bears interest at three month LIBOR plus 375 basis points, for a rate of 4.01% at March 31, 2010, and the floating rate term loan due 2014 bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at March 31, 2010.

During March 2010, the Company issued $450 million aggregate principal amount of 9 5/8% Senior Notes due 2018. The notes will pay interest semi-annually on March 15 and September 15 of each year, beginning on September 15, 2010. The notes are unsecured obligations of Avis Budget Car Rental and are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries. These notes were issued at approximately 98.6% of par and the proceeds were used primarily to repay a portion of the Company’s floating rate term loan. The notes rank equally with all existing and future senior unsecured indebtedness and are senior to all existing and future subordinated indebtedness. The Company has the right to redeem these notes in whole or in part at any time at the applicable redemption price plus any accrued and unpaid interest through the redemption date.

In connection with the sale of the notes, the Company entered into a Registration Rights Agreement, (the “Registration Rights Agreement”), under which it has agreed to file an exchange offer registration statement related to the notes with the SEC no later than April 18, 2011. Under certain circumstances, the Company may also be required to file and pursue effectiveness of a shelf registration statement with respect to the resale of the notes. In accordance with the Registration Rights Agreement, the Company could be required to pay additional interest of up to 0.50% per annum on the principal amount of the notes from April 18, 2011 until the exchange offer is completed, a shelf registration statement, if required, is declared effective or the restricted notes become freely tradable under the Securities Act. The Company believes the likelihood of occurrence of such event is remote and, as such, the Company has not recorded a related liability at March 31, 2010.

Committed Credit Facilities and Available Funding Arrangements

At March 31, 2010, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2011 (a) (c)	$192	$—	$66	$126
Revolving credit facility maturing 2013 (b) (c)	983	—	337	646

(a)	This revolving credit facility expires in April 2011 and bears interest of one month LIBOR plus 400 basis points.
(b)

This revolving credit facility, which is the portion of the pre-existing revolving credit facility that was amended in March 2010 to extend its maturity by two years (to April 2013), bears interest of one month LIBOR plus 450 basis points.

(c)

The senior credit facilities, which encompass the floating rate term loans and the revolving credit facilities, are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Commencing with the fiscal quarter ending June 30, 2010, the Company’s senior credit facilities contain maximum leverage and minimum coverage ratio requirements. The indentures governing the Company’s senior unsecured notes, among other things, limit its ability to incur additional debt, subject to certain exceptions.

10.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of March 31, 2010	As of December 31, 2009
Debt due to Avis Budget Rental Car Funding (a)	$4,029	$3,660
Budget Truck financing:
Budget Truck Funding program	247	220
Capital leases	28	31
Other (b)	331	463

	$4,635	$4,374

(a)	The increase reflects increased borrowing within Domestic Car Rental operations due to an increase in the size of the Company’s domestic car rental fleet.
(b)	The decrease principally reflects decreased borrowing within International Car Rental operations due to a decrease in the Company’s international vehicle rental fleet.

Avis Budget Rental Car Funding (AESOP) LLC. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”) on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, Avis Budget has been paying a lower rate of interest than if the Company had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary of Avis Budget Rental Car Funding based on a qualitative analysis whereby it determined that it does not have the ability to direct Avis Budget Rental Car Funding’s activities outside of the terms of the relevant indenture, and does not have the obligation to absorb a majority of Avis Budget Rental Car Funding’s potential losses. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Condensed Balance Sheets as of March 31, 2010 and December 31, 2009. The Company also recorded an asset within Assets under vehicle programs on its Consolidated Condensed Balance Sheets at March 31, 2010 and December 31, 2009, which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Condensed Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which approximate $5.5 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Condensed Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within Assets under vehicle programs (excluding the Investments in Avis Budget Rental Car Funding (AESOP) LLC– related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding. The Company also finances vehicles through other variable interest entities and partnerships, which are consolidated and whose assets and liabilities are included within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The requirements of these entities include maintaining sufficient collateral levels and other covenants.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiaries and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected within the Company’s financial statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent floating rate notes with a weighted average interest rate of 3% and 2% as of March 31, 2010 and December 31, 2009, respectively.

During first quarter 2010, the Company established a variable funding note program with a maximum capacity of $400 million of notes to be issued by Avis Budget Rental Car Funding to the Company to finance the purchase of vehicles. These variable funding notes pay interest at 8% and mature in March 2011. As of March 31, 2010, there were no outstanding amounts due to the Company from Avis Budget Rental Car Funding under the program; however, in first quarter 2010, the Company earned interest income and incurred interest expense of $1 million on these notes, which was eliminated in consolidation in the Company’s financial statements. As of March 31, 2010, the Company had an interest receivable of $1 million from Avis Budget Rental Car Funding.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at March 31, 2010:

	Vehicle-Backed Debt	Capital Leases	Total
Within 1 year	$1,591	$28	$1,619
Between 1 and 2 years	542	—	542
Between 2 and 3 years	1,739	—	1,739
Between 3 and 4 years	115	—	115
Between 4 and 5 years	372	—	372
Thereafter	248	—	248

	$4,607	$28	$4,635

As of March 31, 2010, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:
	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,754	$4,029	$2,725
Budget Truck financing:
Budget Truck Funding program (c)	247	247	—
Capital leases (d)	28	28	—
Other (e)	625	331	294

	$7,654	$4,635	$3,019

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $5.5 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $359 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by approximately $38 million of underlying vehicles.
(e)	The outstanding debt is collateralized by approximately $848 million of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions. As of March 31, 2010, the Company was not aware of any instances of non-compliance with such covenants.

11.	Commitments and Contingencies

Contingencies

In connection with the spin-offs of Realogy and Wyndham, the Company entered into the Separation and Distribution Agreement (“Separation Agreement”), pursuant to which Realogy assumed 62.5% and Wyndham assumed 37.5% of certain contingent and other corporate liabilities of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the separation of Travelport from the Company (“Assumed Liabilities”). Realogy is entitled to receive 62.5% and Wyndham is entitled to receive 37.5% of the proceeds from certain contingent corporate assets of the Company, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, arising or accrued on or prior to the separation of Travelport from the Company (“Assumed Assets”). Additionally, if Realogy or Wyndham were to default on its payment of costs or expenses to the Company related to any Assumed Liabilities, the Company would be responsible for 50% of the defaulting party’s obligation. In such event, the Company would be allowed to use the defaulting party’s share of the proceeds of any Assumed Assets as a right of offset.

The Company does not believe that the impact of any unresolved proceedings constituting Assumed Liabilities related to pre-Separation activities, including the Credentials Litigation described below as well as other liabilities related to the Company’s litigation that are not related to its vehicle rental operations, should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities.

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

The Internal Revenue Service (“IRS”) is examining the Company’s taxable years 2003 through 2006, the year of the Separation. The Company currently anticipates finalizing such audit prior to December 31, 2010. The Company has recorded within accounts payable and other current liabilities a $383 million liability, plus interest, in respect of such taxable years. Such liability reflects the Company’s current best estimates of the probable outcome with respect to certain tax positions. The Company believes that its accruals for tax liabilities, including the liabilities for which it is entitled to indemnification pursuant to the Separation Agreement and Tax Sharing Agreement (“Tax Sharing Agreement”), which was also entered into in connection with the Separation, are adequate for all remaining open years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. The Company is entitled to indemnification for most pre-Separation tax matters from Realogy and Wyndham, including all of the $383 million tax liability discussed above (and has received a letter of credit from Realogy to help ensure Realogy’s performance under its indemnification obligations) and therefore does not expect such resolution to have a significant impact on its earnings, financial position or cash flows.

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

As a result of payments made by Realogy and Wyndham in July 2009, the judgment against us in respect of the litigation alleging breach of contract and fraud arising out of the acquisition of a business in 1998 (“Credentials Litigation”) has been satisfied. Plaintiffs have petitioned the court for attorneys’ fees in the amount of $33 million, and the Company has accrued liabilities of approximately $12 million in respect of this petition based on its assessment of amounts that plaintiffs are likely to recover. In January 2010, the court issued a summary order referring the determination of the proper amount of attorneys’ fees to a magistrate. Regardless of the ultimate outcome of the petition for attorneys’ fees, pursuant to the Separation Agreement, Realogy and Wyndham have assumed all liabilities related to this litigation and therefore a corresponding receivable has been established for such amount. Changes in liabilities related to such legal matters for which the Company is entitled to indemnification, and corresponding changes in the Company’s indemnification assets, are recorded net in the Company’s Consolidated Condensed Financial Statements. There was no net impact to the Company’s financial statements or cash balances as a result of the satisfaction of this judgment or the petition for attorneys’ fees.

In October 2009, a judgment was entered against the Company in the amount of $16 million following the completion of a jury trial for damages related to a breach of contract claim by one of the Company’s licensees in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003, involved claims related to the acquisition of the Budget vehicle rental business in 2002. The Company filed a notice of appeal of the judgment with the United States Court of Appeals for the Ninth Circuit in February 2010. Both parties have motions pending related to pre-judgment interest and/or attorneys’ fees. Such motions filed by the plaintiff seek an aggregate amount of approximately $4 million.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including with respect to contract disputes, business practices including wage and hour claims, insurance claims, intellectual property claims, environmental issues and other commercial, employment and tax matters, and claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse impact on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could adversely impact the Company’s results of operations or cash flows in a particular reporting period.

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

Concentrations

Concentrations of credit risk at March 31, 2010 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Chrysler Group LLC, Ford Motor Company, Kia Motors America, Inc. and Hyundai Motor America, primarily with respect to receivables for program cars that have been returned to the car manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $508 million and $310 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation. As discussed above, Realogy has posted a letter of credit for the benefit of the Company to cover its estimated share of Assumed Liabilities, which includes a substantial portion of the Realogy receivables referred to above.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed of during third quarter 2006. These guarantees relate to various real estate operating leases that were entered into prior to the Separation. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate operating leases is estimated to be approximately $221 million, the majority of which expire by the end of 2013. At March 31, 2010, the liability recorded by the Company in connection with these guarantees was approximately $4 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

12.	Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) was as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2010	$111	$(106)	$(42)	$(37)
Current period change	12	28	—	40

Balance, March 31, 2010	$123	$(78)	$(42)	$3

All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)

Includes the reclassification of unrealized losses on cash flow hedges of $36 million ($22 million, net of tax) to early extinguishment of debt in connection with the repayment of a portion of the Company’s floating rate term loan and the settlement of such hedges.

Total Comprehensive Income

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2010	2009
Net loss	$(38)	$(49)
Other comprehensive income (loss):
Reclassification of unrealized losses on cash flow hedges to net loss, net of tax	22	—
Unrealized gains on cash flow hedges, net of tax	6	7
Currency translation adjustments	12	(9)

	40	(2)

Total comprehensive income (loss)	$2	$(51)

During the three months ended March 31, 2010 and 2009, the Company recorded unrealized gains on cash flow hedges of $9 million and $10 million ($6 million and $7 million, net of tax), respectively, in other comprehensive income (loss), which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt. Such amount in the three months ended March 31, 2010 and 2009, included $13 million and $12 million of unrealized gains, ($8 million and $7 million, net of tax), respectively, on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding change in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheets.

13.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards based on the estimated fair value of the award at the grant date, which is recognized over the requisite service period. The Company recorded stock-based compensation expense of $4 million and $3 million ($2 million and $2 million, net of tax) during first quarter 2010 and 2009, respectively, related to employee stock awards that were granted by the Company.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for 2010 and 2009 exercises of stock-based awards did not generate a cash benefit. Approximately $31 million of tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

During first quarter 2010, the Company granted 160,000 stock options, 962,000 market-vesting restricted stock units and 968,000 time-based restricted stock units under the Company’s amended 2007 Equity and Incentive Plan. The stock options (i) vest ratably over a five year term, (ii) expire ten years from the date of grant and (iii) have an exercise price that was set at the closing price of the Company’s common stock on the date of the grant. The number of market-vesting restricted stock units which will ultimately vest is based on the Company’s common stock achieving certain price targets for a specified number of trading days, with 600,000 of the market-vesting restricted stock units vesting ratably over years two through five following the date of grant and 362,000 of the market-vesting restricted stock units cliff vesting after three years. These market-vesting restricted stock unit awards have five- and three-year terms, respectively. Of the time-based restricted stock units, 768,000 vest ratably over a three-year period and 200,000 of the time-based restricted stock units vest on the first anniversary of the date of the grant.

The Company used the Black-Scholes option pricing model to calculate the fair value of the time-vesting stock options granted in first quarter 2010. The Company determined the fair value of its market-vesting restricted stock units granted in 2010 using a Monte Carlo simulation model with assumptions including, but not limited to, the risk-free rate at the date of grant and the price volatility of the underlying stock. Based on facts and circumstances at the time of the grants, the Company used the implied volatility of its publicly traded, near-the-money stock options with a remaining maturity of at least one year as the most appropriate indicator of the Company’s expected volatility. The Company considered several factors in estimating the life of the options granted, including the historical option exercise behavior of employees and the option vesting periods. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero. Based on these assumptions, the fair value of each of the Company’s time-vesting stock options and market-vesting restricted stock units which contain five- and three-year vesting periods, issued in first quarter 2010, was estimated to be approximately $6.16, $9.57 and $8.88, respectively.

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes simulation option pricing and the Monte Carlo simulation stock unit awards in 2010 and the Black-Scholes and Monte Carlo simulation option pricing in 2009, as applicable, were as follows:

	Three Months Ended March 31,
	2010	2009
Expected volatility of stock price	54%	130%
Risk-free interest rate	1.47% - 2.82%	1.22% - 1.46%
Expected life of options	6 years	3-4 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	Three Months Ended March 31, 2010
	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2010	1,855	$19.32	7,196	$11.30
Granted at fair market value	1,930	11.53	160	11.53
Vested/exercised (a)	(285)	19.75	(321)	0.79
Cancelled	(92)	22.06	(1,024)	30.99

Balance at March 31, 2010 (b) (c)	3,408	14.80	6,011	8.51

(a)	During the three months ended March 31, 2010, zero performance RSUs vested. Stock options exercised during the three months ended March 31, 2010 had intrinsic value of $3 million.
(b)

As of March 31, 2010, the Company’s outstanding RSUs had aggregate intrinsic value of $39 million; aggregate unrecognized compensation expense related to RSUs amounted to $38 million; and the balance of RSUs at March 31, 2010 consists of 1,677,000 related to time-based awards and 1,731,000 related to market-vesting and performance-based awards.

(c)

As of March 31, 2010, the Company’s outstanding stock options had aggregate intrinsic value of $39 million; aggregate unrecognized compensation expense related to unvested stock options amounted to $2 million; and there were 3.7 million “in-the-money” stock options.

The table below summarizes information regarding the Company’s outstanding stock options as of March 31, 2010 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $5.00	8.8	3,679
$5.01 to $10.00	—	—
$10.01 to $15.00	2.4	873
$15.01 to $20.00	1.8	275
$20.01 to $25.00	0.6	115
$25.01 to $30.00	1.6	1,058
$30.01 and above	3.9	11

	6.1	6,011

As of March 31, 2010, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, a weighted average remaining contractual life of 3.3 years and an insignificant amount of unrecognized compensation expense.

14.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, non-vehicle related interest and income taxes. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2010		2009
	Revenues	EBITDA	Revenues	EBITDA
Domestic Car Rental	$880	$16	$960	$(11)
International Car Rental	201	29	164	19
Truck Rental	71	(4)	70	(10)
Corporate and Other (a)	1	(3)	—	(7)

Total Company	$1,153	38	$1,194	(9)

Less: Non-vehicle related depreciation and amortization		23		22
Interest expense related to corporate debt, net
Interest expense		41		38
Early extinguishment of debt		40		—
Impairment		—		1

Loss before income taxes		$(66)		$(70)

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Since December 31, 2009, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment assets under vehicle programs. As of March 31, 2010 and December 31, 2009, Domestic Car Rental segment assets under vehicle programs amounted to approximately $5.4 billion and approximately $5.1 billion, respectively.

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the three months ended March 31, 2010, and 2009, Consolidating Condensed Balance Sheets as of March 31, 2010 and December 31, 2009, and Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by Avis Budget Car Rental. These senior notes consist of Avis Budget Car Rental’s 7 5/8% senior notes due 2014, 7 3/4% Senior Notes due 2016, Floating Rate Senior Notes due 2014 and 9 5/8% Senior Notes due 2018 (collectively, the “Notes”). See Note 9—Long-term Debt and Borrowing Arrangements for an additional description of these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Operations

Three Months Ended March 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$728	$138	$—	$866
Other	—	—	203	370	(286)	287

Net revenues	—	—	931	508	(286)	1,153

Expenses
Operating	1	2	488	121	—	612
Vehicle depreciation and lease charges, net	—	—	253	220	(176)	297
Selling, general and administrative	3	—	108	20	—	131
Vehicle interest, net	—	—	69	30	(25)	74
Non-vehicle related depreciation and amortization	—	—	21	2	—	23
Interest expense related to corporate debt, net:
Interest expense	3	38	—	—	—	41
Intercompany interest expense (income)	(1)	(38)	39	—	—	—
Early extinguishment of debt	—	40	—	—	—	40
Restructuring charges	—	—	1	—	—	1

Total expenses	6	42	979	393	(201)	1,219

Income (loss) before income taxes and equity in earnings of subsidiaries	(6)	(42)	(48)	115	(85)	(66)
Provision (benefit) for income taxes	(2)	1	(33)	6	—	(28)
Equity in earnings (loss) of subsidiaries	(34)	9	24	—	1	—

Net income (loss)	$(38)	$(34)	$9	$109	$(84)	$(38)

Three Months Ended March 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$806	$113	$—	$919
Other	—	—	201	442	(368)	275

Net revenues	—	—	1,007	555	(368)	1,194

Expenses
Operating	4	2	536	98	—	640
Vehicle depreciation and lease charges, net	—	—	313	287	(245)	355
Selling, general and administrative	3	—	115	15	—	133
Vehicle interest, net	—	—	64	18	(13)	69
Non-vehicle related depreciation and amortization	—	—	20	2	—	22
Interest expense related to corporate debt, net:
Interest expense	—	39	—	(1)	—	38
Intercompany interest expense (income)	—	(39)	39	—	—	—
Restructuring charges	—	—	6	—	—	6
Impairment	—	1	—	—	—	1

Total expenses	7	3	1,093	419	(258)	1,264

Income (loss) before income taxes and equity in earnings of subsidiaries	(7)	(3)	(86)	136	(110)	(70)
Provision (benefit) for income taxes	(3)	2	(29)	9	—	(21)
Equity in earnings (loss) of subsidiaries	(45)	(40)	17	—	68	—

Net income (loss)	$(49)	$(45)	$(40)	$127	$(42)	$(49)

Consolidating Condensed Balance Sheets

As of March 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$166	$140	$7	$157	$—	$470
Receivables, net	—	39	143	78	—	260
Deferred income taxes	8	—	111	4	(18)	105
Other current assets	672	64	72	81	(31)	858

Total current assets	846	243	333	320	(49)	1,693

Property and equipment, net	—	56	334	41	—	431
Deferred income taxes	52	292	254	12	—	610
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	7	385	88	—	480
Other non-current assets	167	94	12	39	(37)	275
Intercompany receivables (payables)	106	581	(917)	230	—	—
Investment in subsidiaries	141	919	2,248	—	(3,308)	—

Total assets exclusive of assets under vehicle programs	1,312	2,192	2,723	732	(3,394)	3,565

Assets under vehicle programs:
Program cash	—	—	—	3	—	3
Vehicles, net	—	11	53	6,276	—	6340
Receivables from vehicle manufacturers and other	—	—	—	108	—	108
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	241	—	241

	—	11	53	6,628	—	6,692

Total assets	$1,312	$2,203	$2,776	$7,360	$(3,394)	$10,257

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$576	$219	$467	$103	$(46)	$1,319
Current portion of long-term debt	—	4	5	—	—	9

Total current liabilities	576	223	472	103	(46)	1,328

Long-term debt	345	1,766	6	—	—	2,117
Other non-current liabilities	165	88	259	121	(34)	599

Total liabilities exclusive of liabilities under vehicle programs	1,086	2,077	737	224	(80)	4,044

Liabilities under vehicle programs:
Debt	—	4	28	574	—	606
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,029	—	4,029
Deferred income taxes	—	—	1,092	177	—	1,269
Other	—	—	—	83	—	83

	—	4	1,120	4,863	—	5,987

Total stockholders’ equity	226	122	919	2,273	(3,314)	226

Total liabilities and stockholders’ equity	$1,312	$2,203	$2,776	$7,360	$(3,394)	$10,257

As of December 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$242	$70	$7	$163	$—	$482
Receivables, net	—	82	136	72	—	290
Deferred income taxes	8	—	111	4	(16)	107
Other current assets	674	60	70	77	(30)	851

Total current assets	924	212	324	316	(46)	1,730

Property and equipment, net	—	57	344	41	—	442
Deferred income taxes	54	274	257	12	—	597
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	7	385	86	—	478
Other non-current assets	166	69	10	48	(45)	248
Intercompany receivables (payables)	22	637	(938)	279	—	—
Investment in subsidiaries	137	932	2,203	—	(3,272)	—

Total assets exclusive of assets under vehicle programs	1,303	2,188	2,659	784	(3,363)	3,571

Assets under vehicle programs:
Program cash	—	—	—	157	—	157
Vehicles, net	—	10	141	5,816	—	5,967
Receivables from vehicle manufacturers and other	—	—	—	170	—	170
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	228	—	228

	—	10	141	6,371	—	6,522

Total assets	$1,303	$2,198	$2,800	$7,155	$(3,363)	$10,093

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$572	$168	$471	$105	$(44)	$1,272
Current portion of long-term debt	—	10	2	—	—	12

Total current liabilities	572	178	473	105	(44)	1,284

Long-term debt	345	1,770	4	—	—	2,119
Other non-current liabilities	164	123	267	118	(42)	630

Total liabilities exclusive of liabilities under vehicle programs	1,081	2,071	744	223	(86)	4,033

Liabilities under vehicle programs:
Debt	—	10	31	673	—	714
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	3,660	—	3,660
Deferred income taxes	—	—	1,093	174	—	1,267
Other	—	—	—	197	—	197

	—	10	1,124	4,704	—	5,838

Total stockholders’ equity	222	117	932	2,228	(3,277)	222

Total liabilities and stockholders’ equity	$1,303	$2,198	$2,800	$7,155	$(3,363)	$10,093

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$6	$21	$46	$234	$(27)	$280

Investing activities
Property and equipment additions	—	(1)	(5)	(1)	—	(7)
Proceeds received on asset sales	—	4	—	2	—	6
Other, net	—	(1)	—	—	—	(1)

Net cash provided by (used in) investing activities exclusive of vehicle programs	—	2	(5)	1	—	(2)

Vehicle programs:
Decrease in program cash	—	—	—	162	—	162
Investment in vehicles	—	(8)	—	(2,479)	—	(2,487)
Proceeds received on disposition of vehicles	—	9	3	1,820	—	1,832
Investment in AESOP debt securities-related party	(130)	—	—	—	—	(130)
Proceeds from AESOP debt securities-related party	130	—	—	—	—	130

	—	1	3	(497)	—	(493)

Net cash provided by (used in) investing activities	—	3	(2)	(496)	—	(495)

Financing activities
Proceeds from borrowings	—	444	—	—	—	444
Principal payments on borrowings	—	(453)	(1)	—	—	(454)
Net intercompany transactions	(82)	91	(37)	1	27	—
Debt financing fees	—	(28)	—	—	—	(28)
Other, net	—	1	—	—	—	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	(82)	55	(38)	1	27	(37)

Vehicle programs:
Proceeds from borrowings	—	—	—	2,733	—	2,733
Principal payments on borrowings	—	(1)	(3)	(2,434)	—	(2,438)
Net change in short-term borrowing	—	—	—	(47)	—	(47)
Other, net	—	(8)	(3)	—	—	(11)

	—	(9)	(6)	252	—	237

Net cash provided by (used in) financing activities	(82)	46	(44)	253	27	200

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	3	—	3

Net (decrease) increase in cash and cash equivalents	(76)	70	—	(6)	—	(12)
Cash and cash equivalents, beginning of period	242	70	7	163	—	482

Cash and cash equivalents, end of period	$166	$140	$7	$157	$—	$470

Three Months Ended March 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(4)	$(5)	$33	$374	$(70)	$328

Investing activities
Property and equipment additions	—	(6)	(1)	(1)	—	(8)
Proceeds received on asset sales	—	4	—	—	—	4

Net cash used in investing activities exclusive of vehicle programs	—	(2)	(1)	(1)	—	(4)

Vehicle programs:
Decrease in program cash	—	—	—	9	—	9
Investment in vehicles	—	—	—	(1,559)	—	(1,559)
Proceeds received on disposition of vehicles	—	8	2	2,219	—	2,229
Distribution from Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	100	—	100

	—	8	2	769	—	779

Net cash provided by investing activities	—	6	1	768	—	775

Financing activities
Principal payments on borrowings	—	(2)	—	—	—	(2)
Net intercompany transactions	—	40	(24)	(86)	70	—

Net cash provided by (used in) financing activities exclusive of vehicle programs	—	38	(24)	(86)	70	(2)

Vehicle programs:
Proceeds from borrowings	—	—	—	1,674	—	1,674
Principal payments on borrowings	—	(12)	(11)	(2,649)	—	(2,672)
Net change in short-term borrowings	—	—	—	(16)	—	(16)

	—	(12)	(11)	(991)	—	(1,014)

Net cash provided by (used in) financing activities	—	26	(35)	(1,077)	70	(1,016)

Net increase (decrease) in cash and cash equivalents	(4)	27	(1)	65	—	87
Cash and cash equivalents, beginning of period	11	51	15	181	—	258

Cash and cash equivalents, end of period	$7	$78	$14	$246	$—	$345

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2010 (the “2009 Form 10-K”). Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

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

Our revenues are derived principally from car and truck rentals in our Company-owned operations and include (i) time and mileage (“T&M”) fees charged to our customers for vehicle rentals, (ii) reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations, and (iii) sales of loss damage waivers and insurance and rentals of navigation units and other items in conjunction with vehicle rentals. We also earn royalty revenue from our franchisees in the United States and more than 60 other countries in conjunction with their vehicle rental transactions.

Car rental volumes are closely associated with the travel industry, particularly airline passenger volumes, or enplanements. Because we operate primarily in the United States and generate a significant portion of our revenue from our on-airport operations, we expect that our ability to generate revenue growth will be somewhat dependent on increases in domestic enplanements. Accordingly, our ability to achieve profit margins consistent with prior periods remains dependent on our ability to successfully manage our costs and to increase our revenues per vehicle. Our vehicle rental operations are seasonal. Historically, the third quarter of the year has been our strongest quarter due to the increased level of leisure travel and household moving activity. Any occurrence that disrupts rental activity during the third quarter could have a disproportionate adverse effect on our results of operations. We have a partially variable cost structure and routinely adjust the size and, therefore, the cost of our rental fleet in response to fluctuations in demand. However, certain expenses, such as rent, are fixed and cannot be reduced in response to seasonal fluctuations in our operations.

We believe that the following factors, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which declined in 2009 compared to 2008 and which for 2010 are expected to approximate 2009 levels;

•	Difficulty in achieving sustained pricing increases;

•	Changes in per-unit car fleet costs and in conditions in the used vehicle marketplace;

•	Changes in the financial condition of vehicle manufacturers;

•	Our strategies to expand in off-airport or local vehicle rentals, including insurance replacement rentals;

•	Changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	Changes in foreign exchange rates; and

•	Demand for truck rentals.

We believe that the downturn in the U.S. and worldwide economies in 2009 negatively impacted demand for vehicle rental services. Historically, our results of operations have declined during periods of general economic weakness. If economic conditions in the United States were to weaken further or remain weak, our results of operations could be materially and adversely impacted for the remainder of 2010 and beyond. Due to uncertainties related to our business, there can be no assurance that we will be able to satisfy the covenants contained in our senior credit facilities and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or replace such facilities. See “Risk Factors” set forth in Item 1A of our 2009 Form 10-K.

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

The reportable segments presented below represent our operating segments for which separate financial information is available and is utilized on a regular basis by our chief operating decision maker to assess performance and allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, non-vehicle related interest and income taxes. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

THREE MONTHS ENDED MARCH 31, 2010 VS. THREE MONTHS ENDED MARCH 31, 2009

Our consolidated results of operations comprised the following:

	Three Months Ended March 31,
	2010	2009	Change
Net revenues	$1,153	$1,194	$(41)
Total expenses	1,219	1,264	(45)

Loss before income taxes	(66)	(70)	4
Benefit from income taxes	(28)	(21)	(7)

Net loss	$(38)	$(49)	$11

During first quarter 2010, our net revenues decreased $41 million (3%) principally due to a 6% decrease in T&M revenue in our car rental operations, resulting primarily from a 12% decrease in domestic and international car rental days. This decline was partially offset by (i) a 7% increase in T&M revenue per rental day and (ii) a 4% increase in our ancillary revenues, such as sales of insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers. These figures include a $43 million (4%) favorable effect related to the translation of our international results into U.S. dollars.

Total expenses decreased $45 million (4%) principally due to (i) a $58 million (16%) decrease in vehicle depreciation and lease charges resulting from an 11% decline in our average car rental fleet and a reduction in per-unit depreciation costs, (ii) a $28 million (4%) decrease in direct operating expenses largely resulting from the 12% decrease in car rental days, reduced staffing levels and other cost-saving actions and (iii) a $5 million decrease in restructuring charges. These year-over-year decreases were partially offset by (i) a $40 million expense related to the extinguishment of a portion of our corporate debt and associated interest rate swaps and (ii) a $36 million adverse impact from foreign currency exchange rates. As a result of these items, our net loss decreased $11 million.

Our effective tax rate for continuing operations was a benefit of 42.4% and 30.0% for first quarter 2010 and 2009, respectively. The tax rate for 2010 includes a $3 million benefit relating to additional tax depreciation in Australia.

Following is a discussion of the results of each of our reportable segments during the three months ended March 31:

	Revenues			EBITDA
	2010	2009	% Change	2010	2009	% Change
Domestic Car Rental	$880	$960	(8%)	$16	$(11)	*
International Car Rental	201	164	23%	29	19	53%
Truck Rental	71	70	1%	(4)	(10)	*
Corporate and Other (a)	1	—	*	(3)	(7)	*

Total Company	$1,153	$1,194		38	(9)

Less: Non-vehicle related depreciation and amortization				23	22
Interest expense related to corporate debt, net
Interest expense				41	38
Early extinguishment of debt				40	—
Impairment (b)				—	1

Loss before income taxes				$(66)	$(70)

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)	In first quarter 2009, we recorded an approximately $1 million charge for the impairment of an investment.

Domestic Car Rental

Revenues decreased $80 million (8%) while EBITDA increased $27 million in first quarter 2010 compared with first quarter 2009. Revenues decreased primarily due to lower rental volumes, partially offset by improved pricing. The increase in EBITDA was primarily due to decreased operating expenses and lower fleet costs.

The revenue decrease of $80 million was comprised of a $79 million (11%) decrease in T&M revenue and a $1 million (0%) decrease in ancillary revenues. The decrease in T&M revenue was principally the result of a 13% decrease in rental days partially offset by a 3% increase in T&M revenue per day. The $1 million decrease in ancillary revenues reflects the reduced rental days offset by a 12% increase in ancillary revenues per rental day from GPS rentals, sales of insurance products and other items.

We continued to achieve significant benefits from our cost-saving initiatives. EBITDA reflected a $44 million (8%) decrease in operating expenses, including a $31 million decrease in maintenance and damage, agency operator commissions, shuttling, credit card fees, and other costs amid lower rental volumes and a $7 million decrease in employee costs, rents and other expenses related primarily to reduced staffing levels and the closure of unprofitable locations. EBITDA also benefited from $59 million (20%) of decreased fleet depreciation and lease charges, reflecting an 11% decrease in the average size of our domestic rental fleet and a 10% decrease in per-unit fleet costs.

International Car Rental

Revenues and EBITDA increased $37 million (23%) and $10 million (53%), respectively, in first quarter 2010 compared with first quarter 2009, primarily due to the impact of foreign currency exchange rate movements and increased car rental pricing.

The revenue increase of $37 million was comprised of a $26 million (23%) increase in T&M revenue and an $11 million (22%) increase in ancillary revenues. The total increase in revenue includes a $43 million increase related to foreign currency exchange rates, impacting T&M revenue by $29 million and ancillary revenues by $14 million, and was largely offset in EBITDA by the opposite impact on expenses of $36 million. The increase in T&M revenue was principally driven by a 36% increase in T&M revenue per rental day (8% excluding exchange-rate effects), offset by a 10% decrease in rental days.

EBITDA reflected a $19 million (24%) increase in operating expenses and a $1 million increase in fleet depreciation and lease charges, virtually all due to foreign-exchange effects. Excluding the impact of currency rates, our per-unit fleet costs decreased 2% and the average size of our international rental fleet decreased 9%.

Truck Rental

Revenues and EBITDA increased $1 million and $6 million, respectively, in the first quarter 2010 compared with first quarter 2009.

The revenue increase was primarily due to an increase of $1 million in ancillary revenue, which reflected an increase in sales of insurance products and other items. EBITDA benefited from (i) a $3 million (13%) decline in fleet depreciation, interest and lease charges, reflecting lower per-unit fleet costs and a 7% decrease in the average size of our truck rental fleet, and (ii) a $2 million reduction in selling, general and administrative expense.

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

FINANCIAL CONDITION

	March 31, 2010	December 31, 2009	Change
Total assets exclusive of assets under vehicle programs	$3,565	$3,571	$(6)
Total liabilities exclusive of liabilities under vehicle programs	4,044	4,033	11
Assets under vehicle programs	6,692	6,522	170
Liabilities under vehicle programs	5,987	5,838	149
Stockholders’ equity	226	222	4

Total assets exclusive of assets under vehicle programs decreased $6 million due to a $30 million decrease in accounts receivable, primarily due to the collection of incentives from manufacturers, partially offset by a $27 million increase in other non-current assets, primarily related to deferred debt financing costs.

Total liabilities exclusive of liabilities under vehicle programs increased $11 million primarily due to a $47 million increase in accounts payable and other current liabilities, principally related to an increase in accrued interest. This increase was partially offset by a $31 million decrease in other non-current liabilities, primarily due to the early termination of our interest rate swaps related to the repayment of a portion of our floating rate term loan.

Assets under vehicle programs increased $170 million primarily due to a $373 million increase in our net vehicles, related mainly to the increase in our Domestic vehicle rental fleet from December 31, 2009, offset by (i) a $154 million decrease in our program cash mainly due to the repayment of certain term notes that reached maturity and (ii) a $62 million decrease in receivables from vehicle manufacturers.

Liabilities under vehicle programs increased $149 million reflecting additional borrowing to support the growth in our Domestic vehicle rental fleet described above. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $4 million principally due to a $40 million increase in accumulated other comprehensive income, primarily resulting from the reclassification of $36 million of unrealized losses on our interest rate swaps to earnings in connection with the extinguishment of a portion of our floating rate term loan, offset by an increase in our accumulated deficit due to a $38 million net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At March 31, 2010, we had $470 million of cash on hand, a decrease of $12 million from $482 million at December 31, 2009. The following table summarizes such decrease:

	Three Months Ended March 31,
	2010	2009	Change
Cash provided by (used in):
Operating activities	$280	$328	$(48)
Investing activities	(495)	775	(1,270)
Financing activities	200	(1,016)	1,216
Effect of exchange rate changes	3	—	3

Net change in cash and cash equivalents	$(12)	$87	$(99)

During the first quarter 2010, we generated $48 million less cash from operating activities compared with the same period in 2009, primarily as a result of the expense and payment for the termination of interest rate swaps.

We used approximately $1.3 billion more cash in investing activities during first quarter 2010 compared with the same period in 2009. This change primarily reflects the activities of our vehicle programs, which (i) used $928 million more cash to purchase vehicles due to the timing of purchases for the current year and (ii) received $397 million less in payments on disposition of vehicles due to reduced vehicle sales. We anticipate that our capital expenditures will approximate $75-90 million in 2010.

We generated approximately $1.2 billion more cash from financing activities during first quarter 2010 compared with the same period in 2009. This change primarily reflects an approximately $1.3 billion net increase in cash provided under our vehicle programs’ financing activities to fund the acquisition of the vehicles discussed above.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2010, we had approximately $6.7 billion of indebtedness (including corporate indebtedness of approximately $2.1 billion and debt under vehicle programs of approximately $4.6 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of March 31, 2010	As of December 31, 2009	Change
Floating rate term loan (a)	April 2012	$52	$778	$(726)
Floating rate term loan (a)	April 2014	273	—	273
Floating rate notes	May 2014	250	250	—
7 5/8 % notes	May 2014	375	375	—
3 1/2 % convertible notes	October 2014	345	345	—
7 3/4 % notes	May 2016	375	375	—
9 5/8 % notes	March 2018	444	—	444

		2,114	2,123	(9)
Other		12	8	4

		$2,126	$2,131	$(5)

(a)

The floating rate term loans and our revolving credit facilities are secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property. In March 2010, we repaid $451 million of the floating rate term loan and amended $273 million of the outstanding floating rate term loan to extend the maturity by two years to April 2014. The floating rate term loan due 2012 bears interest at three month LIBOR plus 375 basis points, for a rate of 4.01% at March 31, 2010, and the floating rate term loan due 2014 bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at March 31, 2010.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of March 31, 2010	As of December 31, 2009	Change
Debt due to Avis Budget Rental Car Funding (a)	$4,029	$3,660	$369
Budget Truck financing:
Budget Truck Funding program	247	220	27
Capital leases	28	31	(3)
Other (b)	331	463	(132)

	$4,635	$4,374	$261

(a)	The increase reflects increased borrowing within Domestic Car Rental operations due to an increase in the size of our domestic car rental fleet.
(b)	The decrease principally reflects decreased borrowings within International Car Rental operations related to the decrease in our international vehicle rental fleet.

As of March 31, 2010, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2011 (a) (c)	$192	$—	$66	$126
Revolving credit facility maturing 2013 (b) (c)	983	—	337	646

(a)	This revolving credit facility expires in April 2011 and bears interest of one month LIBOR plus 400 basis points.
(b)

This revolving credit facility, which is the portion of the pre-existing revolving credit facility that was amended in March 2010 to extend its maturity by two years (to April 2013), bears interest of one month LIBOR plus 450 basis points.

(c)

The senior credit facilities, which encompass the floating rate term loans and the revolving credit facilities, are secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

The following table presents available funding under our debt arrangements related to our vehicle programs at March 31, 2010:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,754	$4,029	$2,725
Budget Truck financing
Budget Truck Funding program (c)	247	247	—
Capital leases (d)	28	28	—
Other (e)	625	331	294

	$7,654	$4,635	$3,019

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $5.5 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by approximately $359 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by approximately $38 million of underlying vehicles.
(e)	The outstanding debt is collateralized by approximately $848 million of underlying vehicles and related assets.

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

As we discussed above, as of March 31, 2010, we have cash and cash equivalents of $470 million, available capacity under our revolving credit facilities of $772 million, and available borrowing capacity under our vehicle programs of approximately $3.0 billion.

Our liquidity position may be negatively affected by financial market disruptions or adverse economic conditions in the U.S. and worldwide economies, which could result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors could affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, these factors could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, Hyundai Motor America, or Kia Motors America, being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation and Distribution Agreement and the Tax Sharing Agreement, entered into in connection with the Cendant Separation (the “Separation”). Financial guaranty firms Ambac Assurance Corporation, MBIA Insurance Corporation, Assured Guaranty Corp. and Syncora Guarantee Inc. currently provide financial guarantees for approximately $1.3 billion, $621 million, $250 million and $104 million, respectively, of our domestic term asset-backed car rental financing. Certain insolvency events by these financial guarantors would result in principal of the related financings being required to be repaid sooner than anticipated.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. Commencing with our fiscal quarter ending June 30, 2010, the financial covenants of our senior credit facilities include maximum leverage and minimum coverage ratio requirements. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2009 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2009 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $1.5 billion from December 31, 2009 to approximately $2.7 billion at March 31, 2010. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

As of March 31, 2010, our liability recorded for tax obligations was $483 million, plus interest, which includes $383 million, plus interest, of current liabilities in respect of our taxable years 2003 through 2006, the year of the Separation, which the Internal Revenue Service is examining. We are entitled to indemnification for most pre-Separation tax matters by Realogy and Wyndham (and we have received a letter of credit from Realogy to help ensure Realogy’s performance under its indemnification obligations) and therefore do not expect to have a significant impact on our earnings, financial position or cash flows. For additional information regarding our contractual obligations, including information regarding the letter of credit referred to above, see Note 11 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2009 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes, financial instruments and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2010 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

During 2010, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	ASU No. 2009-16, “Accounting for Transfers of Financial Assets”

•	ASU No. 2009-17, “Accounting by Enterprises Involved with Variable Interest Entities”

•	ASU No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”

•	ASU No. 2010-06, “Fair Value Measurements and Disclosures”, except for certain disclosures that will be adopted on January 1, 2011, as required

For detailed information regarding these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates and foreign currency exchange rates. We used March 31, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

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

Corporate Litigation

Avis Budget Legal Proceedings

In October 2009, a judgment was entered against us in the amount of $16 million following the completion of a jury trial for damages related to a breach of contract claim by one of our licensees in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003, involved claims related to the acquisition of our Budget vehicle rental business in 2002. We filed a notice of appeal of the judgment with the United States Court of Appeals for the Ninth Circuit in February 2010. Both parties have motions pending related to pre-judgment interest and/or attorneys’ fees. Such motions filed by the plaintiff seek an aggregate amount of approximately $4 million.

Item 1A.	Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 other than the following:

There are risks associated with our potential proposal to acquire Dollar Thrifty Automotive Group, Inc.

On May 3, 2010, we requested access to legal, financial and business due diligence from Dollar Thrifty so that we could potentially formulate and submit an offer to purchase the company. If we were to acquire Dollar Thrifty, we would face unknown risks, including many, if not all, of the risks related to acquisitions and indebtedness generally as described under Item 1A. of our 2009 Annual Report on Form 10-K.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: May 6, 2010	/s/ David B. Wyshner
David B. Wyshner
Executive Vice President and
Chief Financial Officer

Date: May 6, 2010	/s/ Brett D. Weinblatt
Brett D. Weinblatt
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
4.1	Indenture dated as of March 10, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K dated March 11, 2010).

4.2	Form of 9 5/8% Senior Notes Due 2018 (Incorporated by reference to Exhibit 4.2 the Company’s Current Report on Form 8-K dated March 11, 2010).

10.1	Purchase Agreement, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, AB Car Rental Service, Inc., ARACS LLC, Avis Asia and Pacific, Limited, Avis Car Rental Group, LLC, Avis Caribbean, Limited, Avis Enterprises, Inc., Avis Group Holdings, LLC, Avis International, Ltd., Avis Operations, LLC, Avis Rent A Car System, LLC, PF Claims Management, Ltd., PR Holdco, Inc., Wizard Co., Inc., BGI Leasing, Inc., Budget Rent A Car System, Inc., Budget Truck Rental LLC, Runabout, LLC, Wizard Services, Inc. and Banc of America Securities LLC for itself and on behalf of the several initial purchasers, dated March 5, 2010 (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated March 8, 2010).

10.2	Registration Rights Agreement, dated March 10, 2010, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Banc of America Securities LLC, and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K dated March 11, 2010).

10.3	Series 2010-2 Supplement, dated as of March 23, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-2 Agent (Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K dated March 23, 2010).

10.4	Series 2010-3 Supplement, dated as of March 23, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2010-3 Agent (Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K dated March 23, 2010).

10.5	Second Amendment, dated as of March 10, 2010, to the Credit Agreement dated as of April 19, 2006, as amended by the First Amendment dated as of December 23, 2008, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of America, N.A., Credit Agricole Corporate & Investment Bank New York Branch (formerly known as Calyon) and Citicorp USA, Inc. as documentation agents, Wachovia Bank, National Association as co-documentation agent, Deutsche Bank Securities Inc. as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent.

10.6	Second Amendment to the Amended and Restated Series 2008-1 Supplement, dated as of March 29, 2010, among Avis Budget Rental Car Funding (AESOP), LLC, Avis Budget Car Rental, LLC, as administrator, JPMorgan Chase Bank, N.A., as administrative agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2008-1 Agent.

10.7	Second Amendment to the Series 2009-3 Supplement dated as of March 29, 2010 among Avis Budget Rental Car Funding (AESOP), LLC, Avis Budget Car Rental, LLC, as administrator, Deutsche Bank AG, New York Branch, as administrative agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2009-3 Agent.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.