Form 10-Q
period 2010-06-30
AVIS BUDGET GROUP, INC.
filed 2010-08-06
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer’s common stock was 102,856,060 shares as of July 30, 2010.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various facts and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

•	travel demand, including airline passenger traffic in the United States and in the other international locations in which we operate;

•	the effects of economic conditions, including in the housing market, and the impact such conditions may have on us, particularly during our peak season or in key market segments;

•

our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market consistent with current costs, and the financial condition of financial-guaranty firms that have insured a portion of our outstanding vehicle-backed debt;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the locations in which we operate;

•	our dependence on third-party distribution channels;

•	our ability to control costs through our cost-savings and efficiency improvement initiatives or otherwise and successfully implement our business strategy;

•

our ability to utilize derivative instruments and the impact of derivative instruments we currently utilize, which can be affected by fluctuations in interest rates, changes in government regulations and other factors;

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

•

the terms of agreements among us and our former real estate, hospitality and travel distribution businesses following the separation of those businesses from us during third quarter 2006, when we were known as Cendant Corporation, particularly with respect to the allocation of assets and liabilities, including contingent liabilities and guarantees, commercial arrangements, the ability of each of the separated companies to perform its obligations, including its indemnification obligations, under these agreements, and the former real estate business’ right to control the process for resolving disputes related to contingent liabilities and assets;

•	risks associated with litigation involving the Company;

•	the settlement in principle of the audit of our federal tax returns for the years 2003 through 2006 with the IRS, and other risks related to tax obligations;

•	risks related to the Company’s offer to acquire Dollar Thrifty Automotive Group, Inc.;

•	our exposure to fluctuations in foreign exchange rates; and

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Vehicle rental	$961	$995	$1,827	$1,913
Other	333	317	619	593

Net revenues	1,294	1,312	2,446	2,506

Expenses
Operating	639	648	1,251	1,288
Vehicle depreciation and lease charges, net	339	393	636	747
Selling, general and administrative	145	133	276	267
Vehicle interest, net	76	71	150	140
Non-vehicle related depreciation and amortization	23	24	46	45
Interest expense related to corporate debt, net
Interest expense	41	37	81	77
Early extinguishment of debt	—	—	40	—
Restructuring charges	2	8	3	13
Impairment	—	—	—	1

Total expenses	1,265	1,314	2,483	2,578

Income (loss) before income taxes	29	(2)	(37)	(72)
Provision for (benefit from) income taxes	3	4	(25)	(17)

Net income (loss)	$26	$(6)	$(12)	$(55)

Earnings (loss) per share
Basic	$0.25	$(0.06)	$(0.12)	$(0.54)
Diluted	$0.22	$(0.06)	$(0.12)	$(0.54)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$458	$482
Receivables, net	304	290
Deferred income taxes	104	107
Other current assets	908	851

Total current assets	1,774	1,730

Property and equipment, net	419	442
Deferred income taxes	603	597
Goodwill	76	76
Other intangibles, net	475	478
Other non-current assets	256	248

Total assets exclusive of assets under vehicle programs	3,603	3,571

Assets under vehicle programs:
Program cash	51	157
Vehicles, net	7,660	5,967
Receivables from vehicle manufacturers and other	128	170
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	256	228

	8,095	6,522

Total assets	$11,698	$10,093

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,364	$1,272
Current portion of long-term debt	8	12

Total current liabilities	1,372	1,284

Long-term debt	2,115	2,119
Other non-current liabilities	576	630

Total liabilities exclusive of liabilities under vehicle programs	4,063	4,033

Liabilities under vehicle programs:
Debt	820	714
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,148	3,660
Deferred income taxes	1,269	1,267
Other	173	197

	7,410	5,838

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 136,955,040 and 136,931,540 shares	1	1
Additional paid-in capital	8,918	9,098
Accumulated deficit	(2,703)	(2,691)
Accumulated other comprehensive income (loss)	(28)	(37)
Treasury stock, at cost—33,746,467 and 34,612,016 shares	(5,963)	(6,149)

Total stockholders’ equity	225	222

Total liabilities and stockholders’ equity	$11,698	$10,093

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net loss	$(12)	$(55)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	46	45
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(26)	16
Income taxes and deferred income taxes	(41)	(26)
Accounts payable and other current liabilities	109	(36)
Other, net	(42)	11

Net cash provided by (used in) operating activities exclusive of vehicle programs	34	(45)

Vehicle programs:
Vehicle depreciation	626	733

	626	733

Net cash provided by operating activities	660	688

Investing Activities
Property and equipment additions	(23)	(14)
Proceeds received on asset sales	8	7
Proceeds received from Realogy and Wyndham, net	—	2
Other, net	(4)	(1)

Net cash used in investing activities exclusive of vehicle programs	(19)	(6)

Vehicle programs:
Decrease in program cash	113	11
Investment in vehicles	(5,448)	(3,949)
Proceeds received on disposition of vehicles	3,127	3,966
Investment in debt securities of Avis Budget Rental Car Funding (AESOP)—related party	(280)	—
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP)—related party	280	—
Distribution from Avis Budget Rental Car Funding (AESOP) LLC—related party	—	47

	(2,208)	75

Net cash provided by (used in) investing activities	(2,227)	69

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Financing Activities
Proceeds from borrowings	444	100
Principal payments on borrowings	(457)	(6)
Debt financing fees	(30)	—
Other, net	4	(2)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(39)	92

Vehicle programs:
Proceeds from borrowings	5,626	4,261
Principal payments on borrowings	(4,229)	(5,097)
Net change in short-term borrowings	202	144
Other, net	(12)	—

	1,587	(692)

Net cash provided by (used in) financing activities	1,548	(600)

Effect of changes in exchange rates on cash and cash equivalents	(5)	19

Net (decrease) increase in cash and cash equivalents	(24)	176
Cash and cash equivalents, beginning of period	482	258

Cash and cash equivalents, end of period	$458	$434

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

Adoption of New Accounting Standards during 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, “Accounting for Transfers of Financial Assets”. The Company adopted this guidance on January 1, 2010, as required, and it did not have a significant impact on its financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Accounting by Enterprises Involved with Variable Interest Entities”. The Company adopted this guidance on January 1, 2010, as required, and it did not have a significant impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements”. The Company adopted this guidance upon its issuance, as required, and it did not have a significant impact on its financial statements.

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

Beginning in late 2008, the Company implemented initiatives within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments to reduce costs, enhance organizational efficiency and consolidate and rationalize existing processes and facilities. During the six months ended June 30, 2010, as part of this process, the Company formally communicated the termination of employment to approximately 725 employees, within its Domestic Car Rental segment and incurred $3 million in restructuring charges. These charges primarily represent severance, outplacement services and other costs associated with the employee terminations. As of June 30, 2010, the Company had terminated approximately 700 of these employees.

At June 30, 2010, the remaining liability relating to restructuring actions amounted to $3 million, primarily for lease obligation costs related to vacated locations which are expected to be paid through 2011. As part of this process, the Company continues to implement steps to reduce costs and consolidate certain customer facing and non-customer facing activities and locations. The Company expects further restructuring costs related to this process of approximately $9 million to be incurred through December 31, 2010.

The restructuring charges and corresponding utilization are recorded within the Company’s segments as follows:

	Domestic Car Rental	International Car Rental	Truck Rental	Total
Balance as of January 1, 2010	$3	$1	$1	$5
Incremental charges	3	—	—	3
Cash payment/utilization	(3)	(1)	(1)	(5)

Balance as of June 30, 2010	$3	$—	$—	$3

The restructuring charges and the corresponding utilization are summarized by category as follows:

	Personnel Related	Facility Related	Total
Balance as of January 1, 2010	$1	$4	$5
Incremental charges	3	—	3
Cash payment/utilization	(3)	(2)	(5)

Balance as of June 30, 2010	$1	$2	$3

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) for basic EPS	$26	$(6)	$(12)	$(55)
Convertible debt interest, net of tax	2	—	—	—

Net income (loss) for diluted EPS	$28	$(6)	$(12)	$(55)

Basic weighted average shares outstanding (a)	103.1	102.2	102.8	102.0
Options, warrants and non-vested stock	2.3	—	—	—
Convertible debt	21.2	—	—	—

Diluted weighted average shares outstanding	126.6	102.2	102.8	102.0

Earnings per share:
Basic	$0.25	$(0.06)	$(0.12)	$(0.54)
Diluted	$0.22	$(0.06)	$(0.12)	$(0.54)

(a)

As the Company incurred a net loss for the six months ended June 30, 2010, and the three and six months ended June 30, 2009, all outstanding stock options, restricted stock units, stock warrants and issuable shares underlying the 3 1/2% Convertible Senior Notes due 2014 have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding for the applicable periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options (a)	2.1	7.8	5.7	7.8
Warrants (b)	21.2	—	21.2	—
Shares underlying 3 1/2% Convertible Senior Notes due 2014 (c)	—	—	21.2	—

(a)

The weighted average exercise price for anti-dilutive options for the three months ended June 30, 2010 was $20.97. For the three and six months ended June 30, 2009 and the six months ended June 30, 2010, all outstanding stock options were anti-dilutive, as the Company incurred a net loss.

(b)	Represents all outstanding warrants for the three and six months ended June 30, 2010. The exercise price for the warrants outstanding for the three and six months ended June 30, 2010 was $22.50.
(c)	Represents the number of shares issuable pursuant to the convertible senior notes issued in October 2009.

4.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Franchise agreements	$73	$24	$49	$73	$22	$51
Customer lists	19	9	10	19	9	10
Other	2	1	1	2	1	1

	$94	$34	$60	$94	$32	$62

Unamortizable Intangible Assets
Goodwill	$76			$76

Trademarks (a)	$415			$416

(a)	The decrease in trademarks is primarily due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was approximately $1 million during second quarter 2010 and 2009. For the six months ended June 30, 2010 and 2009, amortization expense was approximately $2 million.

Based on the Company’s amortizable intangible assets at June 30, 2010, the Company expects amortization expense of approximately $1 million for the remainder of 2010 and approximately $3 million for each of the five fiscal years thereafter.

5.	Financial Instruments

The fair value of the Company’s financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In some cases where quoted market prices are not available, prices are derived by considering the yield of the benchmark security that was initially used to price the instruments and adjusting this rate by the credit spread that market participants would demand for the instruments as of the measurement date. The carrying amounts of cash and cash equivalents, accounts receivable, program cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Debt Instruments

The carrying amounts and estimated fair values of debt instruments are as follows:

	As of June 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$8	$8	$12	$12
Long-term debt, excluding convertible debt	1,770	1,700	1,774	1,675
Convertible debt	345	314	345	376

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (AESOP) LLC	$5,148	$5,191	$3,660	$3,634
Vehicle-backed debt	817	823	705	707

Derivative instruments and hedging activities

The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Canadian, Australian and New Zealand dollars. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to twelve months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from accumulated other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three and six months ended June 30, 2010 and 2009 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income to earnings over the next twelve months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company records changes in the intrinsic value of these cash flow hedges to other comprehensive income and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The changes in fair values of hedges that were determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. In first quarter 2010, the Company reclassified $36 million from accumulated other comprehensive income to earnings in connection with the early termination of certain interest rate swaps related to the repayment of a portion of the Company’s floating rate term loan. The Company estimates that approximately $77 million of losses deferred in accumulated other comprehensive income will be recognized over the next twelve months, which is expected to be offset in earnings by the impact of the underlying hedged items.

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

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives as of June 30, 2010 was approximately $6 million, for which the Company has posted cash collateral in the same amount in the normal course of business.

As of June 30, 2010, the Company held derivative instruments with notional values as follows: interest rate caps of approximately $2.4 billion, interest rate swaps of $589 million, foreign exchange swaps of $174 million, foreign exchange forward contracts of $40 million and commodity contracts for the purchase of 6 million gallons of unleaded gasoline.

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

Fair values of derivative instruments are as follows:

	As of June 30, 2010		As of December 31, 2009
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$—	$8	$—	$39
Derivatives not designated as hedging instruments (a)
Foreign exchange forward contracts (c)	1	—	—	—
Foreign exchange swaps (d)	—	1	—	—
Interest rate swaps (e)	—	2	—	—
Interest rate contracts (e)	—	1	—	9

Total	$1	$12	$—	$48

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 12—Stockholders’ Equity.

(b)	Included in other non-current liabilities.
(c)	Included in other current assets.
(d)	Included in other current liabilities.
(e)	Included in liabilities under vehicle programs.

The effect of derivative instruments not designated as hedging instruments in the Company’s consolidated results of operations for the three months ended June 30, 2010 was (i) a $2 million gain recognized as a component of operating expenses related to foreign exchange forward contracts, (ii) a $2 million loss recognized as a component of operating expenses related to foreign exchange swaps, (iii) a loss of $2 million recognized as a component of operating expenses related to our commodity contracts, and (iv) an immaterial gain recognized as a component of interest expense related to interest rate swaps and interest rate caps not designated as hedging instruments.

The effect of derivative instruments not designated as hedging instruments in the Company’s consolidated results of operations for the six months ended June 30, 2010 was (i) a $2 million loss recognized as a component of operating expenses related to foreign exchange swaps, (ii) a $1 million gain recognized as a component of operating expenses related to foreign exchange forward contracts, (iii) a loss of $1 million recognized as a component of interest expense related to interest rate swaps and interest rate caps not designated as hedging instruments, and (iv) an immaterial gain recognized as a component of operating expenses related to our commodity contracts.

The Company also recognized unrealized gains of $8 million and $14 million, as a component of other comprehensive income, net of tax, during the three and six months ended June 30, 2010, respectively, which relate to interest rate swaps designated as cash flow hedges.

The effect of derivative instruments in the Company’s consolidated results of operations for the three months ended June 30, 2009, was (i) a loss of $3 million recognized as a component of operating expenses related to foreign exchange forward contracts, (ii) a $3 million gain recognized as a component of operating expenses related to our commodity contracts and (iii) an immaterial loss recognized as a component of interest expense related to interest rate swaps not designated as hedging instruments. The loss on the interest rate swaps had no impact on net interest expense as it was offset by reduced interest expense on the underlying floating rate debt which it hedges.

The effect of derivative instruments in the Company’s consolidated results of operations for the six months ended June 30, 2009, was (i) a loss of $4 million recognized as a component of operating expenses related to foreign exchange forward contracts, (ii) a gain of $3 million recognized as a component of operating expenses related to our commodity contracts and (iii) a loss of $2 million recognized as a component of interest expense related to interest rate swaps not designated as hedging instruments. The loss on the interest rate swaps had no impact on net interest expense as it was offset by reduced interest expense on the underlying floating rate debt which it hedges.

The Company also recognized unrealized gains of $17 million and $24 million, as a component of other comprehensive income, net of tax, for the three and six months ended June 30, 2009, respectively, which relate to interest rate swaps designated as cash flow hedges.

6.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of June 30, 2010	As of December 31, 2009
Rental vehicles	$8,525	$6,090
Less: Accumulated depreciation	(1,052)	(945)

	7,473	5,145
Vehicles held for sale	187	822

Vehicles, net	$7,660	$5,967

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Depreciation expense	$336	$387	$626	$733
Lease charges	4	8	19	15
Gain on sales of vehicles, net and vehicle disposition costs	(1)	(2)	(9)	(1)

Vehicle depreciation and lease charges, net	$339	$393	$636	$747

For the three months ended June 30, 2010 and 2009, vehicle interest, net on the accompanying Consolidated Condensed Statements of Operations excludes $43 million and $39 million, respectively, and for the six months ended June 30, 2010 and 2009, excludes $84 million and $78 million respectively, of interest expense related to the Company’s convertible senior notes and the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net.

7.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2010 is a benefit of 67.6%. Such rate differs from the Federal statutory rate of 35.0% primarily due to an $11 million benefit relating to additional tax depreciation within the Company’s operations in Australia.

The Company’s effective tax rate for the six months ended June 30, 2009 is a benefit of 23.6%. Such rate differs from the Federal statutory rate of 35.0% primarily due to differences in the amount of stock-based compensation recorded for book and tax purposes. In addition, the Company established a valuation allowance related to certain state deferred tax assets.

8.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of June 30, 2010	As of December 31, 2009
Income taxes payable – current	$381	$399
Accounts payable	195	151
Accrued payroll and related	142	145
Accrued interest related to tax contingencies	97	89
Public liability and property damage insurance liabilities – current	97	97
Other	452	391

	$1,364	$1,272

9.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity	As of June 30, 2010	As of December 31, 2009
Floating rate term loan (a)	April 2012	$52	$778
Floating rate term loan (a)	April 2014	272	—
Floating rate notes	May 2014	250	250
7 5/8 % notes	May 2014	375	375
3 1/2 % convertible notes	October 2014	345	345
7 3/4 % notes	May 2016	375	375
9 5/8 % notes	March 2018	444	—

		2,113	2,123
Other		10	8

Total long-term debt		2,123	2,131
Less: Current portion		8	12

Long-term debt		$2,115	$2,119

(a)

The floating rate term loans and our revolving credit facilities are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. In March 2010, the Company repaid $451 million of outstanding indebtedness under its floating rate term loan and the term loan outstanding subsequent to such repayment was amended with $52 million maturing in April 2012 and the balance maturing in April 2014. The floating rate term loan due 2012 bears interest at three month LIBOR plus 375 basis points, for a rate of 4.28% at June 30, 2010, and the floating rate term loan due 2014 bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at June 30, 2010.

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

In connection with the sale of the notes, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which it filed an exchange offer registration statement related to the notes with the SEC on July 13, 2010. Under certain circumstances, the Company may also be required to file and pursue effectiveness of a shelf registration statement with respect to the resale of the notes. In accordance with the Registration Rights Agreement, the Company could be required to pay additional interest of up to 0.50% per annum on the principal amount of the notes from April 18, 2011 until the exchange offer is completed, a shelf registration statement, if required, is declared effective or the restricted notes become freely tradable under the Securities Act of 1933, as amended. The Company believes the likelihood of occurrence of such event is remote and, accordingly, the Company has not recorded a related liability at June 30, 2010.

Committed Credit Facilities and Available Funding Arrangements

At June 30, 2010, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2011 (a) (c)	$192	$—	$71	$121
Revolving credit facility maturing 2013 (b) (c)	983	—	365	618

(a)	This revolving credit facility expires in April 2011 and bears interest of one month LIBOR plus 400 basis points.
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

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facilities contain maximum leverage and minimum coverage ratio requirements. The indentures governing the Company’s senior unsecured notes, among other things, limit its ability to incur additional debt, subject to certain exceptions. As of June 30, 2010, the Company was in compliance with the financial covenants of its senior credit facilities.

10.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	As of June 30, 2010	As of December 31, 2009
Debt due to Avis Budget Rental Car Funding (a)	$5,148	$3,660
Budget Truck financing:
Budget Truck Funding program	234	220
Capital leases	20	31
Other (b)	566	463

	$5,968	$4,374

(a)	The increase reflects increased borrowing within Domestic Car Rental operations due to an increase in the size of the Company’s domestic car rental fleet.
(b)	The increase principally reflects increased borrowing within International Car Rental operations due to an increase in the size of the Company’s international vehicle rental fleet.

Avis Budget Rental Car Funding (AESOP) LLC. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, Avis Budget pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Condensed Balance Sheets as of June 30, 2010 and December 31, 2009. The Company also has an asset within Assets under vehicle programs on its Consolidated Condensed Balance Sheets at June 30, 2010 and December 31, 2009 which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Condensed Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which approximate $6.7 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Condensed Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within Assets under vehicle programs (excluding the Investments in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding. The Company also finances vehicles through other variable interest entities and partnerships, which are consolidated and whose assets and liabilities are included within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The requirements of these entities include maintaining sufficient collateral levels and other covenants.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiaries and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected within the Company’s financial statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent floating rate notes and have a weighted average interest rate of 3% and 2% as of June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010, the Company established a variable funding note program with a maximum capacity of $400 million of notes to be issued by Avis Budget Rental Car Funding to the Company to finance the purchase of vehicles. These variable funding notes pay interest of 5.5% at June 30, 2010 and mature in March 2011. As of June 30, 2010, there were no outstanding amounts due to the Company from Avis Budget Rental Car Funding under the program; however, in the six months ended June 30, 2010, the Company earned interest income and incurred interest expense of $2 million on these notes, which was eliminated in consolidation in the Company’s financial statements. As of June 30, 2010, the Company’s related interest receivable from Avis Budget Rental Car Funding was insignificant.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at June 30, 2010:

	Vehicle-Backed Debt	Capital Leases	Total
Within 1 year	$3,133	$20	$3,153
Between 1 and 2 years	1,079	—	1,079
Between 2 and 3 years	1,111	—	1,111
Between 3 and 4 years	56	—	56
Between 4 and 5 years	525	—	525
Thereafter	44	—	44

	$5,948	$20	$5,968

As of June 30, 2010, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,948	$5,148	$800
Budget Truck financing:
Budget Truck Funding program (c)	234	234	—
Capital leases (d)	20	20	—
Other (e)	587	566	21

	$6,789	$5,968	$821

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.7 billion of underlying vehicles and related assets. Capacity excludes any intercompany arrangements.
(c)	The outstanding debt is collateralized by approximately $383 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by approximately $27 million of underlying vehicles.
(e)	The outstanding debt is collateralized by approximately $1.0 billion of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions. As of June 30, 2010, the Company was not aware of any instances of non-compliance with such covenants.

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

The Company does not believe that the impact of any unresolved proceedings constituting Assumed Liabilities related to pre-Separation activities, including the Credentials Litigation described below as well as certain other legal matters, should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities.

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

The Internal Revenue Service (“IRS”) is in the process of completing its examination of the Company’s taxable years 2003 through 2006, the year of the Separation. The Company currently anticipates finalizing such audit prior to September 30, 2010. The Company has recorded within accounts payable and other current liabilities a $383 million liability, plus interest, in respect of such taxable years. Such liability reflects the Company’s estimates of the probable outcome with respect to certain tax positions. The Company believes that its accruals for tax liabilities, including the liabilities for which it is entitled to indemnification pursuant to the Separation Agreement and Tax Sharing Agreement (“Tax Sharing Agreement”), which was also entered into in connection with the Separation, are adequate for all remaining open years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. The Company reached a settlement in principle with the IRS in respect of the audit in July 2010 and is entitled to indemnification for most pre-Separation tax matters from Realogy and Wyndham, including all of the $383 million tax liability discussed above (and has received a letter of credit from Realogy to help ensure Realogy’s performance under its indemnification obligations) and therefore, while there can be no assurance as to the final outcome or impact of the audit, the Company does not currently expect the resolution of the audit to have a significant impact on its earnings or financial position.

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

As a result of payments made by Realogy and Wyndham in July 2009, the judgment against us in respect of litigation alleging breach of contract and fraud arising out of the acquisition of a business in 1998 (“Credentials Litigation”) has been satisfied. Plaintiffs have petitioned the court for attorneys’ fees in the amount of $33 million, and the Company has accrued liabilities of approximately $12 million in respect of this petition based on its assessment of amounts that plaintiffs are likely to recover. In January 2010, the court issued a summary order referring the determination of the proper amount of attorneys’ fees to a magistrate. Regardless of the ultimate outcome of the petition for attorneys’ fees, pursuant to the Separation Agreement, Realogy and Wyndham have assumed all liabilities related to this litigation and therefore a corresponding receivable has been established for such amount. Changes in liabilities related to such legal matters for which the Company is entitled to indemnification, and corresponding changes in the Company’s indemnification assets, are recorded net in the Company’s Consolidated Condensed Financial Statements. There was no net impact to the Company’s financial statements or cash balances as a result of the satisfaction of this judgment or the petition for attorneys’ fees.

In October 2009, a judgment was entered against the Company in the amount of $16 million following the completion of a jury trial for damages related to a breach of contract claim by one of the Company’s licensees in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003, involved claims related to the acquisition of the Budget vehicle rental business in 2002. In June 2010, the district court entered an order against the Company in the amount of $3 million, in favor of the plaintiff’s motions for pre-judgment interest and attorneys’ fees. The Company has filed a notice of appeal of the judgment with the United States Court of Appeals for the Ninth Circuit.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including with respect to contract disputes, business practices, wage and hour claims, insurance claims, intellectual property claims, environmental issues, other commercial, employment and tax matters, and claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse impact on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could adversely impact the Company’s results of operations or cash flows in a particular reporting period.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $1.6 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under repurchase and guaranteed depreciation agreements. The Company is in the process of negotiating and finalizing its purchase commitments with manufacturers for the purchase of model-year 2011 vehicles. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase or guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at June 30, 2010 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Kia Motors America, Ford Motor Company, Inc., Chrysler Group LLC and Hyundai Motor America, primarily with respect to receivables for program cars that have been returned to the car manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $503 million and $307 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation. As discussed above, Realogy has posted a letter of credit for the benefit of the Company to cover its estimated share of Assumed

Liabilities, which includes a substantial portion of the Realogy receivables referred to above.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which were disposed of during third quarter 2006. These guarantees relate to various real estate operating leases that were entered into prior to the Separation. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate operating leases is estimated to be approximately $206 million, the majority of which expire by the end of 2013. At June 30, 2010, the liability recorded by the Company in connection with these guarantees was approximately $4 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

12.	Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2010	$111	$(106)	$(42)	$(37)
Current period change	(27)	36	—	9

Balance as of June 30, 2010	$84	$(70)	$(42)	$(28)

All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)

Includes the reclassification of unrealized losses on cash flow hedges of $36 million ($22 million, net of tax) to early extinguishment of debt in connection with the repayment of a portion of the Company’s floating rate term loan and the settlement of such hedges in first quarter 2010.

Total Comprehensive Income

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss).

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$26	$(6)	$(12)	$(55)
Other comprehensive income (loss):
Currency translation adjustment	(39)	62	(27)	53
Reclassification of unrealized losses on cash flow hedges to net loss, net of tax	—	—	22	—
Unrealized gains on cash flow hedges, net of tax	8	17	14	24

	(31)	79	9	77

Total comprehensive income (loss)	$(5)	$73	$(3)	$22

During the six months ended June 30, 2010 and 2009, the Company recorded unrealized gains on cash flow hedges of $23 million and $39 million ($14 million and $24 million, net of tax), respectively, in other comprehensive income (loss), which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate corporate debt. Such amount in the six months ended June 30, 2010 and 2009 included $28 million and $48 million of unrealized gains ($17 million and $29 million, net of tax), respectively, on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding change in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheets.

13.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards based on the estimated fair value of the award at the grant date, which is recognized over the requisite service period. The Company recorded stock-based compensation expense of $4 million and $4 million ($3 million and $2 million, net of tax) during second quarter 2010 and 2009, respectively, and $8 million and $7 million ($5 million and $4 million, net of tax) during the six months ended June 30, 2010 and 2009, respectively, related to employee stock awards that were granted by the Company.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for 2010 and 2009 exercises of stock-based awards did not generate a cash benefit. Approximately $32 million of tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

During the six months ended June 30, 2010, the Company granted 160,000 stock options, 968,000 market-vesting restricted stock units and 982,000 time-based restricted stock units under the Company’s amended 2007 Equity and Incentive Plan. The stock options (i) vest ratably over a five year term, (ii) expire ten years from the date of grant and (iii) have an exercise price that was set at the closing price of the Company’s common stock on the date of the grant. The number of market-vesting restricted stock units which will ultimately vest is based on the Company’s common stock achieving certain price targets for a specified number of trading days, with 600,000 of the market-vesting restricted stock units vesting ratably over years two through five following the date of grant and 368,000 of the market-vesting restricted stock units cliff vesting after three years. These market-vesting restricted stock unit awards have five- and three-year terms, respectively. Of the time-based restricted stock units, 782,000 vest ratably over a three-year period and 200,000 of the time-based restricted stock units vest on the first anniversary of the date of the grant.

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

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes simulation option pricing and the Monte Carlo simulation stock unit awards in 2010 and the Black-Scholes and Monte Carlo simulation option pricing in 2009, as applicable, were as follows:

	Three Months Ended March 31,
	2010	2009
Expected volatility of stock price	54%	130%
Risk-free interest rate	1.47% - 2.82%	1.22% - 1.46%
Expected life of options	6 years	3-4 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2010	1,855	$19.32	7,196	$11.30
Granted at fair market value	1,950	11.56	160	11.53
Vested/exercised (a)	(575)	21.98	(489)	3.32
Cancelled	(94)	22.09	(1,187)	29.49

Balance as of June 30, 2010 (b) (c)	3,136	13.92	5,680	8.19

(a)	During the six months ended June 30, 2010, zero performance RSUs vested. Stock options exercised during the six months ended June 30, 2010 had intrinsic value of $4 million.
(b)

As of June 30, 2010, the Company’s outstanding RSUs had aggregate intrinsic value of $31 million; aggregate unrecognized compensation expense related to RSUs amounted to $35 million; and the balance of RSUs at June 30, 2010 consists of 1,399,000 related to time-based awards and 1,737,000 related to market-vesting and performance-based awards.

(c)

As of June 30, 2010, the Company’s outstanding stock options had aggregate intrinsic value of $32 million; aggregate unrecognized compensation expense related to unvested stock options amounted to $1 million; and there were 3.6 million “in-the-money” stock options.

The table below summarizes information regarding the Company’s outstanding stock options as of June 30, 2010 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $5.00	8.6	3,597
$5.01 to $10.00	—	—
$10.01 to $15.00	2.4	753
$15.01 to $20.00	1.9	228
$20.01 to $25.00	0.6	84
$25.01 to $30.00	1.4	1,008
$30.01 and above	4.3	10

	6.1	5,680

As of June 30, 2010, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, a weighted average remaining contractual life of 3.1 years and an insignificant amount of unrecognized compensation expense.

14.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “Adjusted EBITDA,” which is defined as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, non-vehicle related interest and income taxes. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended June 30,
	2010		2009
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Domestic Car Rental	$981	$52	$1,031	$37
International Car Rental	212	32	183	18
Truck Rental	100	16	97	9
Corporate and Other (a)	1	(7)	1	(5)

Total Company	$1,294	93	$1,312	59

Less: Non-vehicle related depreciation and amortization		23		24
Interest expense related to corporate debt, net		41		37

Income (loss) before income taxes		$29		$(2)

	Six Months Ended June 30,
	2010		2009
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Domestic Car Rental	$1,861	$68	$1,991	$26
International Car Rental	413	62	347	37
Truck Rental	171	11	167	(1)
Corporate and Other (a)	1	(11)	1	(11)

Total Company	$2,446	130	$2,506	51

Less: Non-vehicle related depreciation and amortization		46		45
Interest expense related to corporate debt, net
Interest expense		81		77
Early extinguishment of debt		40		—
Impairment		—		1

Loss before income taxes		$(37)		$(72)

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Since December 31, 2009, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment assets under vehicle programs. As of June 30, 2010 and December 31, 2009, Domestic Car Rental segment assets under vehicle programs amounted to approximately $6.6 billion and approximately $5.1 billion, respectively.

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the three months and six months ended June 30, 2010, and 2009, Consolidating Condensed Balance Sheets as of June 30, 2010 and December 31, 2009, and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by Avis Budget Car Rental. These senior notes consist of Avis Budget Car Rental’s 7 5/8% Senior Notes due 2014, 7 3/4% Senior Notes due 2016, Floating Rate Senior Notes due 2014 and 9 5/8% Senior Notes due 2018 (collectively, the “Notes”). See Note 9—Long-term Debt and Borrowing Arrangements for an additional description of these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Operations

Three Months Ended June 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Total
Revenues
Vehicle rental	$—	$—	$822	$139	$		$961
Other	1	—	243	437		(348)	333

Net revenues	1	—	1,065	576		(348)	1,294

Expenses
Operating	2	3	515	119		—	639
Vehicle depreciation and lease charges, net	—	—	290	281		(232)	339
Selling, general and administrative	5	—	120	20		—	145
Vehicle interest, net	—	—	72	37		(33)	76
Non-vehicle related depreciation and amortization	—	—	21	2		—	23
Interest expense related to corporate debt, net:
Interest expense (income)	3	39	—	(1)		—	41
Intercompany interest expense (income)	(4)	(39)	43	—		—	—
Restructuring charges	—	—	2	—		—	2

Total expenses	6	3	1,063	458		(265)	1,265

Income (loss) before income taxes and equity in earnings of subsidiaries	(5)	(3)	2	118		(83)	29
Provision for (benefit from) income taxes	(2)	—	2	3		—	3
Equity in earnings (loss) of subsidiaries	29	32	32	—		(93)	—

Net income (loss)	$26	$29	$32	$115		$(176)	$26

Six Months Ended June 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,550	$277	$—	$1,827
Other	1	—	445	807	(634)	619

Net revenues	1	—	1,995	1,084	(634)	2,446

Expenses
Operating	3	5	1,003	240	—	1,251
Vehicle depreciation and lease charges, net	—	—	544	500	(408)	636
Selling, general and administrative	8	—	228	40	—	276
Vehicle interest, net	—	—	141	67	(58)	150
Non-vehicle related depreciation and amortization	—	—	43	3	—	46
Interest expense related to corporate debt, net:
Interest expense (income)	5	77	—	(1)	—	81
Intercompany interest expense (income)	(6)	(77)	83	—	—	—
Early extinguishment of debt	—	40	—	—	—	40
Restructuring charges	—	—	3	—	—	3

Total expenses	10	45	2,045	849	(466)	2,483

Income (loss) before income taxes and equity in earnings of subsidiaries	(9)	(45)	(50)	235	(168)	(37)
Provision for (benefit from) income taxes	(4)	1	(31)	9	—	(25)
Equity in earnings (loss) of subsidiaries	(7)	39	58	—	(90)	—

Net income (loss)	$(12)	$(7)	$39	$226	$(258)	$(12)

Three Months Ended June 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$871	$124	$—	$995
Other	—	—	238	471	(392)	317

Net revenues	—	—	1,109	595	(392)	1,312

Expenses
Operating	3	2	540	103	—	648
Vehicle depreciation and lease charges, net	—	—	347	320	(274)	393
Selling, general and administrative	3	—	112	18	—	133
Vehicle interest, net	—	—	66	16	(11)	71
Non-vehicle related depreciation and amortization	—	—	22	2	—	24
Interest expense related to corporate debt, net:
Interest expense (income)	—	38	—	(1)	—	37
Intercompany interest expense (income)	—	(38)	38	—	—	—
Restructuring charges	—	—	7	1	—	8

Total expenses	6	2	1,132	459	(285)	1,314

Income (loss) before income taxes and equity in earnings of subsidiaries	(6)	(2)	(23)	136	(107)	(2)
Provision for (benefit from) income taxes	(3)	—	(3)	10	—	4
Equity in earnings (loss) of subsidiaries	(3)	(1)	19	—	(15)	—

Net income (loss)	$(6)	$(3)	$(1)	$126	$(122)	$(6)

Six Months Ended June 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,677	$236	$—	$1,913
Other	1	—	439	913	(760)	593

Net revenues	1	—	2,116	1,149	(760)	2,506

Expenses
Operating	7	4	1,076	201	—	1,288
Vehicle depreciation and lease charges, net	—	—	658	608	(519)	747
Selling, general and administrative	5	—	230	32	—	267
Vehicle interest, net	—	—	131	33	(24)	140
Non-vehicle related depreciation and amortization	—	—	41	4	—	45
Interest expense related to corporate debt, net:
Interest expense (income)	—	78	—	(1)	—	77
Intercompany interest expense (income)	—	(78)	78	—	—	—
Restructuring charges	—	—	12	1	—	13
Impairment	—	1	—	—	—	1

Total expenses	12	5	2,226	878	(543)	2,578

Income (loss) before income taxes and equity in earnings of subsidiaries	(11)	(5)	(110)	271	(217)	(72)
Provision for (benefit from) income taxes	(6)	2	(32)	19	—	(17)
Equity in earnings (loss) of subsidiaries	(50)	(43)	35	—	58	—

Net income (loss)	$(55)	$(50)	$(43)	$252	$(159)	$(55)

Consolidating Condensed Balance Sheets

As of June 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$163	$77	$8	$210	$—	$458
Receivables, net	—	59	159	86	—	304
Deferred income taxes	8	—	111	4	(19)	104
Other current assets	675	89	82	90	(28)	908

Total current assets	846	225	360	390	(47)	1,774

Property and equipment, net	—	54	327	38	—	419
Deferred income taxes	50	289	252	12	—	603
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	6	385	84	—	475
Other non-current assets	161	83	11	30	(29)	256
Intercompany receivables (payables)	105	622	(918)	191	—	—
Investment in subsidiaries	141	916	2,266	—	(3,323)	—

Total assets exclusive of assets under vehicle programs	1,303	2,195	2,757	747	(3,399)	3,603

Assets under vehicle programs:
Program cash	—	—	—	51	—	51
Vehicles, net	—	8	48	7,604	—	7,660
Receivables from vehicle manufacturers and other	—	—	—	128	—	128
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	256	—	256

	—	8	48	8,039	—	8,095

Total assets	$1,303	$2,203	$2,805	$8,786	$(3,399)	$11,698

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$578	$228	$516	$89	$(47)	$1,364
Current portion of long-term debt	—	4	4	—	—	8

Total current liabilities	578	232	520	89	(47)	1,372

Long-term debt	345	1,764	6	—	—	2,115
Other non-current liabilities	155	87	246	116	(28)	576

Total liabilities exclusive of liabilities under vehicle programs	1,078	2,083	772	205	(75)	4,063

Liabilities under vehicle programs:
Debt	—	3	20	797	—	820
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,148	—	5,148
Deferred income taxes	—	—	1,097	172	—	1,269
Other	—	—	—	173	—	173

	—	3	1,117	6,290	—	7,410

Total stockholders’ equity	225	117	916	2,291	(3,324)	225

Total liabilities and stockholders’ equity	$1,303	$2,203	$2,805	$8,786	$(3,399)	$11,698

As of December 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$242	$70	$7	$163	$—	$482
Receivables, net	—	82	136	72	—	290
Deferred income taxes	8	—	111	4	(16)	107
Other current assets	674	60	70	77	(30)	851

Total current assets	924	212	324	316	(46)	1,730

Property and equipment, net	—	57	344	41	—	442
Deferred income taxes	54	274	257	12	—	597
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	7	385	86	—	478
Other non-current assets	166	69	10	48	(45)	248
Intercompany receivables (payables)	22	637	(938)	279	—	—
Investment in subsidiaries	137	932	2,203	—	(3,272)	—

Total assets exclusive of assets under vehicle programs	1,303	2,188	2,659	784	(3,363)	3,571

Assets under vehicle programs:
Program cash	—	—	—	157	—	157
Vehicles, net	—	10	141	5,816	—	5,967
Receivables from vehicle manufacturers and other	—	—	—	170	—	170
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	228	—	228

	—	10	141	6,371	—	6,522

Total assets	$1,303	$2,198	$2,800	$7,155	$(3,363)	$10,093

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$572	$168	$471	$105	$(44)	$1,272
Current portion of long-term debt	—	10	2	—	—	12

Total current liabilities	572	178	473	105	(44)	1,284

Long-term debt	345	1,770	4	—	—	2,119
Other non-current liabilities	164	123	267	118	(42)	630

Total liabilities exclusive of liabilities under vehicle programs	1,081	2,071	744	223	(86)	4,033

Liabilities under vehicle programs:
Debt	—	10	31	673	—	714
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	3,660	—	3,660
Deferred income taxes	—	—	1,093	174	—	1,267
Other	—	—	—	197	—	197

	—	10	1,124	4,704	—	5,838

Total stockholders’ equity	222	117	932	2,228	(3,277)	222

Total liabilities and stockholders’ equity	$1,303	$2,198	$2,800	$7,155	$(3,363)	$10,093

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$4	$(64)	$(10)	$654	$76	$660

Investing activities
Property and equipment additions	—	(6)	(15)	(2)	—	(23)
Proceeds received on asset sales	—	7	—	1	—	8
Other, net	(3)	(1)	—	—	—	(4)

Net cash used in investing activities exclusive of vehicle programs	(3)	—	(15)	(1)	—	(19)

Vehicle programs:
Decrease in program cash	—	—	—	113	—	113
Investment in vehicles	—	(11)	—	(5,437)	—	(5,448)
Proceeds received on disposition of vehicles	—	11	6	3,110	—	3,127
Investment in debt securities of AESOP-related party	(280)	—	—	—	—	(280)
Proceeds from debt securities of AESOP-related party	280	—	—	—	—	280

	—	—	6	(2,214)	—	(2,208)

Net cash used in investing activities	(3)	—	(9)	(2,215)	—	(2,227)

Financing activities
Proceeds from borrowings	—	444	—	—	—	444
Principal payments on borrowings	—	(455)	(2)	—	—	(457)
Net intercompany transactions	(82)	119	38	1	(76)	—
Debt financing fees	—	(30)	—	—	—	(30)
Other, net	2	2	—	—	—	4

Net cash provided by (used in) financing activities exclusive of vehicle programs	(80)	80	36	1	(76)	(39)

Vehicle programs:
Proceeds from borrowings	—	—	—	5,626	—	5,626
Principal payments on borrowings	—	(1)	(12)	(4,216)	—	(4,229)
Net change in short-term borrowing	—	—	—	202	—	202
Other, net	—	(8)	(4)	—	—	(12)

	—	(9)	(16)	1,612	—	1,587

Net cash provided by (used in) financing activities	(80)	71	20	1,613	(76)	1,548

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(5)	—	(5)

Net (decrease) increase in cash and cash equivalents	(79)	7	1	47	—	(24)
Cash and cash equivalents, beginning of period	242	70	7	163	—	482

Cash and cash equivalents, end of period	$163	$77	$8	$210	$—	$458

Six Months Ended June 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(4)	$16	$30	$715	$(69)	$688

Investing activities
Property and equipment additions	—	(8)	(5)	(1)	—	(14)
Proceeds received on asset sales	—	6	—	1	—	7
Proceeds received from Realogy and Wyndham, net	2	—	—	—	—	2
Other, net	—	(1)	—	—	—	(1)

Net cash provided by (used in) investing activities exclusive of vehicle programs	2	(3)	(5)	—	—	(6)

Vehicle programs:
Decrease in program cash	—	—	—	11	—	11
Investment in vehicles	—	(11)	—	(3,938)	—	(3,949)
Proceeds received on disposition of vehicles	—	21	3	3,942	—	3,966
Distribution from Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	47	—	47

	—	10	3	62	—	75

Net cash provided by (used in) investing activities	2	7	(2)	62	—	69

Financing activities
Proceeds from borrowings	—	100	—	—	—	100
Principal payments on borrowings	—	(5)	(1)	—	—	(6)
Net intercompany transactions	(1)	(43)	(20)	(5)	69	—
Other, net	(2)	—	—	—	—	(2)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(3)	52	(21)	(5)	69	92

Vehicle programs:
Proceeds from borrowings	—	—	—	4,261	—	4,261
Principal payments on borrowings	—	(21)	(17)	(5,059)	—	(5,097)
Net change in short-term borrowings	—	—	—	144	—	144

	—	(21)	(17)	(654)	—	(692)

Net cash provided by (used in) financing activities	(3)	31	(38)	(659)	69	(600)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	19	—	19

Net increase (decrease) in cash and cash equivalents	(5)	54	(10)	137	—	176
Cash and cash equivalents, beginning of period	11	51	15	181	—	258

Cash and cash equivalents, end of period	$6	$105	$5	$318	$—	$434

16.	Subsequent Event

On July 28, 2010, The Company submitted an offer to purchase Dollar Thrifty Automotive Group, Inc. for $46.50 per share of Dollar Thrifty common stock (approximately $1.4 billion in total), consisting of $39.25 in cash (which would include the proceeds of a pre-closing special dividend to be paid by Dollar Thrifty) and 0.6543 shares of Avis Budget common stock (valued at $7.25 as of July 28, 2010). The cash portion of the Company’s offer would be funded through a combination of available cash and fully committed financing. The Company has amended the terms of its senior credit facilities to permit the completion of the proposed transaction, including the financing thereof.

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

The reportable segments presented below represent our operating segments for which separate financial information is available and is utilized on a regular basis by our chief operating decision maker to assess performance and allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, non-vehicle related interest and income taxes. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

THREE MONTHS ENDED JUNE 30, 2010 VS. THREE MONTHS ENDED JUNE 30, 2009

Our consolidated results of operations comprised the following:

	Three Months Ended June 30,
	2010	2009	Change
Net revenues	$1,294	$1,312	$(18)
Total expenses	1,265	1,314	(49)

Income (loss) before income taxes	29	(2)	31
Provision for income taxes	3	4	(1)

Net income (loss)	$26	$(6)	$32

During second quarter 2010, our net revenues decreased $18 million (1%) principally due to a 4% decrease in T&M revenue in our car rental operations. We experienced a 5% decrease in domestic and international car rental days, which was partially offset by a 1% increase in T&M revenue per rental day and a 5% increase in ancillary and other revenues, such as sales of loss damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers. In addition, the revenue decrease includes a $25 million favorable effect related to the translation of our international operations’ results into U.S. dollars.

Total expenses decreased $49 million (4%) principally due to (i) a $54 million (14%) decrease in vehicle depreciation and lease charges resulting from a 3% decline in our average car rental fleet and a reduction in per-unit fleet costs, (ii) a $9 million (1%) decrease in direct operating expenses largely resulting from the 5% decrease in car rental days and ongoing cost controls and (iii) a $6 million decrease in restructuring charges. These year-over-year decreases were partially offset by (i) a $12 million increase in selling, general and administrative expenses primarily related to marketing and commission expenditures and due-diligence costs associated with a potential acquisition and (ii) a $5 million increase in vehicle interest. The second quarter decrease in expenses includes a $16 million adverse impact from movements in foreign currency exchange rates. As a result of these items and a $1 million decrease in our provision for income taxes, our net income increased by $32 million in the three months ended June 30, 2010 compared to the prior-year period.

In second quarter 2010, our effective tax rate was a provision of 10%, compared to income tax expense of $4 million on a loss before income taxes of $2 million in second quarter 2009.

Following is a discussion of the results of each of our reportable segments during the three months ended June 30:

	Revenues			Adjusted EBITDA
	2010	2009	% Change	2010	2009	% Change
Domestic Car Rental	$981	$1,031	(5%)	$52	$37	41%
International Car Rental	212	183	16%	32	18	78%
Truck Rental	100	97	3%	16	9	78%
Corporate and Other (a)	1	1	*	(7)	(5)	*

Total Company	$1,294	$1,312		93	59

Less: Non-vehicle related depreciation and amortization				23	24
Interest expense related to corporate debt, net				41	37

Income (loss) before income taxes				$29	$(2)

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Domestic Car Rental

Revenues decreased $50 million (5%) in second quarter 2010 compared with second quarter 2009 due to reduced car rental volumes, while Adjusted EBITDA increased $15 million primarily due to lower operating and fleet costs.

The revenue decrease of $50 million was comprised of a $52 million (7%) decrease in T&M revenue, partially offset by a $2 million (1%) increase in ancillary and other revenues. The decrease in T&M revenue was principally the result of a 6% decrease in rental days and a 1% decrease in T&M revenue per day. Ancillary and other revenues increased $2 million despite the reduced rental days, reflecting a $3 million increase in gasoline sales which was more than offset in Adjusted EBITDA by $10 million of higher gasoline costs, including a loss on our gas hedge. While revenues from rentals of GPS navigation units, sales of insurance products and other items were down 1% mainly due to reduced rental days, we experienced a 5% increase in ancillary revenues per rental day, excluding gasoline and customer recoveries.

We continued to achieve significant benefits from our cost-saving initiatives. Adjusted EBITDA benefited from $53 million (16%) of decreased fleet depreciation and lease charges, reflecting a 3% decrease in the average size of our domestic rental fleet and a 14% decrease in per-unit fleet costs. Adjusted EBITDA also reflected a $22 million (3%) decrease in operating expenses, including (i) a $27 million decrease in expenses related to fleet size, including maintenance and damage, agency operator commissions, credit card fees and other costs, amid lower rental volumes, (ii) a $7 million decrease in employee costs, rents and other expenses related primarily to reduced domestic staffing levels and the closure of unprofitable locations and (iii) $4 million lower restructuring costs. These lower expenses were offset by (i), an $8 million increase in vehicle interest primarily driven by higher outstanding debt balances during the quarter and (ii) a $6 million increase in selling, general and administrative expenses primarily related to marketing cost.

International Car Rental

Revenues and Adjusted EBITDA increased $29 million (16%) and $14 million (78%), respectively, in second quarter 2010 compared with second quarter 2009, primarily due to the impact of foreign currency exchange rate movements and improved operating margins.

The revenue increase of $29 million was comprised of a $16 million (13%) increase in T&M revenue and a $13 million (22%) increase in ancillary revenues. The total increase in revenue includes a $25 million benefit related to foreign currency exchange rates, impacting T&M revenue by $17 million and ancillary revenues by $8 million, and was largely offset in Adjusted EBITDA by the opposite impact on expenses of $16 million. Rental days declined 1% year-over-year, and T&M revenue per day remained flat excluding foreign-exchange effects.

Adjusted EBITDA reflected an $11 million (10%) increase in operating expenses and a $3 million increase in fleet depreciation and lease charges, all due to foreign-exchange effects. Our per-unit fleet costs decreased 4% excluding the impact of currency rates, while the average size of our international rental fleet decreased 1%.

Truck Rental

Revenues and Adjusted EBITDA increased $3 million and $7 million, respectively, in the second quarter 2010 compared with second quarter 2009.

The $3 million revenue increase was comprised of a $2 million (3%) increase in T&M revenue and a $1 million increase in ancillary revenues. The increase in T&M revenue was principally the result of a 2% increase in T&M revenue per day and a 1% increase in rental days. Adjusted EBITDA benefited from a $5 million (21%) decline in fleet depreciation, interest and lease charges, reflecting lower per-unit fleet costs and a 9% decrease in the average size of our truck rental fleet.

SIX MONTHS ENDED JUNE 30, 2010 VS. SIX MONTHS ENDED JUNE 30, 2009

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2010	2009	Change
Net revenues	$2,446	$2,506	$(60)
Total expenses	2,483	2,578	(95)

Loss before income taxes	(37)	(72)	35
Benefit from income taxes	(25)	(17)	(8)

Net loss	$(12)	$(55)	$43

During the six months ended June 30, 2010, our net revenues decreased $60 million (2%) principally due to a 5% decrease in T&M revenue in our car rental operations, resulting primarily from a 9% decrease in domestic and international car rental days and a 4% increase in T&M revenue per rental day. The decrease in T&M revenue was partially offset by a 4% increase in ancillary and other revenues, such as sales of loss damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers. In addition, the decrease in revenue reflects a $67 million favorable effect related to the translation of our international operations’ results into U.S. dollars.

Total expenses decreased $95 million (4%) principally due to (i) a $111 million (15%) decrease in vehicle depreciation and lease charges resulting from a 9% decline in car per-unit fleet costs and a 7% decline in our average car rental fleet, (ii) a $37 million (3%) decrease in direct operating expenses largely resulting from the 9% decrease in car rental days, reduced staffing levels and other cost-saving actions, and (iii) a $10 million decrease in restructuring charges. These year-over-year decreases were partially offset by a (i) a $40 million expense related to the extinguishment of a portion of our corporate debt and associated interest rate swaps, which occurred in first quarter 2010, and (ii) a $10 million increase in vehicle interest. The decrease in total expense includes an adverse impact from foreign currency exchange rates of $52 million. As a result of these items and an $8 million increase in our benefit from income taxes, our net loss decreased $43 million in the six months ended June 30, 2010 compared to the prior-year period.

Our effective tax rate was a benefit of 68% and 24% for six months ended June 30, 2010 and 2009, respectively.

Following is a discussion of the results of each of our reportable segments during the six months ended June 30:

	Revenues			Adjusted EBITDA
	2010	2009	% Change	2010	2009	% Change
Domestic Car Rental	$1,861	$1,991	(7%)	$68	$26	162%
International Car Rental	413	347	19%	62	37	68%
Truck Rental	171	167	2%	11	(1)	*
Corporate and Other (a)	1	1	*	(11)	(11)	*

Total Company	$2,446	$2,506		130	51

Less: Non-vehicle related depreciation and amortization				46	45
Interest expense related to corporate debt, net:
Interest expense				81	77
Early extinguishment of debt				40	—
Impairment (b)				—	1

Loss before income taxes				$(37)	$(72)

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)	In first quarter 2009, we recorded an approximately $1 million charge for the impairment of an investment.

Domestic Car Rental

Revenues decreased $130 million (7%) during the six months ended June 30, 2010 compared to the same period in 2009 primarily due to decreased car rental volumes, while Adjusted EBITDA increased $42 million primarily due to lower operating and fleet costs.

The revenue decrease of $130 million was comprised of a $131 million (8%) decrease in T&M revenue and a $1 million (0%) increase in ancillary revenues. The decrease in T&M revenue was principally the result of a 9% decrease in rental days, partially offset by 1% increase in T&M revenue per day. The $1 million increase in ancillary and other revenues was due to a $5 million increase in gasoline sales, which was more than offset in Adjusted EBITDA by $12 million of higher gasoline costs. While revenue from GPS navigation unit rentals, sales of insurance products and other items decreased primarily due to the decline in rental days, ancillary revenue, excluding gasoline and customer recoveries, increased 9% measured on a per rental day basis.

We continued to achieve significant cost savings during the six months ended June 30, 2010 as a result of our cost-saving initiatives. Adjusted EBITDA benefited from $112 million (18%) of decreased fleet depreciation and lease charges, reflecting a 7% decrease in the average size of our domestic rental fleet and a 12% decrease in per-unit fleet costs. Adjusted EBITDA also reflected a $72 million (6%) decrease in operating expenses, including (i) a $62 million decrease in expenses related to car rental volume including maintenance and damage, agency operator commissions, credit card fees, and other costs, (ii) a $17 million decrease in employee costs, rents and other expenses related primarily to reduced staffing levels and the closure of unprofitable locations and (iii) an $8 million decrease in restructuring costs. These cost decreases were partially offset by a $14 million increase in vehicle interest driven by higher effective interest rates.

International Car Rental

Revenues and Adjusted EBITDA increased $66 million (19%) and $25 million (68%), respectively, in the six months ended June 30, 2010 compared with the six months ended June 30, 2009, primarily due to the impact of foreign currency exchange rate movements and increased operating margins due to lower fleet depreciation and lease charges on a local currency basis.

The revenue increase of $66 million was comprised of a $42 million (18%) increase in T&M revenue and a $24 million (22%) increase in ancillary and other revenues. The total increase in revenue includes a $67 million increase related to foreign currency exchange rates, impacting T&M revenue by $45 million and ancillary and other revenues by $22 million, and was largely offset in Adjusted EBITDA by the opposite impact on expenses of $52 million. The increase in T&M revenue was principally driven by a 24% increase in T&M revenue per rental day (4% excluding exchange-rate effects), offset by a 5% decrease in rental days.

Adjusted EBITDA reflected a $35 million (16%) increase in operating expenses and a $4 million increase in fleet depreciation and lease charges, primarily due to foreign-exchange effects. Per-unit fleet costs decreased 3% excluding the impact of currency rates, and the average size of our international rental fleet decreased 5%.

Truck Rental

Revenues and Adjusted EBITDA increased $4 million and $12 million, respectively, in the six months ended June 30, 2010 compared with the six months ended June 30, 2009.

The revenue increase of $4 million was comprised of a $3 million (2%) increase in T&M revenue and a $1 million increase in ancillary revenues. The increase in T&M revenue was principally the result of a 2% year-over-year increase in T&M revenue per day, while rental days remained unchanged year-over-year. Adjusted EBITDA benefited from a $7 million (15%) decline in fleet depreciation, interest and lease charges reflecting lower per-unit fleet costs and an 8% decline in our average truck rental fleet.

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

FINANCIAL CONDITION

	June 30, 2010	December 31, 2009	Change
Total assets exclusive of assets under vehicle programs	$3,603	$3,571	$32
Total liabilities exclusive of liabilities under vehicle programs	4,063	4,033	30
Assets under vehicle programs	8,095	6,522	1,573
Liabilities under vehicle programs	7,410	5,838	1,572
Stockholders’ equity	225	222	3

Total assets exclusive of assets under vehicle programs were essentially unchanged.

Total liabilities exclusive of liabilities under vehicle programs also were essentially unchanged.

Assets under vehicle programs increased approximately $1.6 billion mainly due to an approximately $1.7 billion increase in our net vehicles, related mainly to the seasonal increase in the size of our domestic car rental fleet from December 31, 2009, offset by (i) a $106 million decrease in our program cash mainly due to the repayment of certain term notes that reached maturity and (ii) a $42 million decrease in receivables from vehicle manufacturers.

Liabilities under vehicle programs increased approximately $1.6 billion reflecting additional borrowing to support the seasonal expansion in our Domestic vehicle rental fleet described above. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $3 million primarily due to a $9 million increase in accumulated other comprehensive income resulting from (i) the reclassification of $22 million of unrealized losses on our interest rate swaps to earnings, primarily all in connection with the extinguishment of a portion of our floating rate term loan in first quarter 2010, (ii) $14 million of net unrealized gains in our cash flow hedges and (iii) partially offset by a $27 million decrease in currency translation. This increase was offset by an increase in our accumulated deficit due to a $12 million net loss for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At June 30, 2010, we had $458 million of cash on hand, a decrease of $24 million from $482 million at December 31, 2009. The following table summarizes such decrease:

	Six Months Ended June 30,
	2010	2009	Change
Cash provided by (used in):
Operating activities	$660	$688	$(28)
Investing activities	(2,227)	69	(2,296)
Financing activities	1,548	(600)	2,148
Effect of exchange rate changes	(5)	19	(24)

Net change in cash and cash equivalents	$(24)	$176	$(200)

During the six months ended June 30, 2010, we generated $28 million less cash from operating activities compared with the same period in 2009. The change principally resulted from the termination of interest rate swaps in the six months ended June 30, 2010, partially offset by a decreased use of cash for working capital requirements.

We used approximately $2.3 billion more cash in investing activities during the six months ended June 30, 2010 compared with the same period in 2009. This change primarily reflects the activities of our vehicle programs, which (i) used approximately $1.5 billion more cash to purchase additional vehicles in the current year due to a larger seasonal increase in our fleet in 2010 and (ii) received $839 million less in proceeds from the disposition of vehicles due to reduced vehicle sales. We anticipate that our capital expenditures will approximate $70-80 million in 2010.

We generated approximately $2.1 billion more cash from financing activities during the first half of 2010 compared with the same period in 2009. This change primarily reflects an approximately $2.3 billion net increase in cash provided from our vehicle programs’ financing activities to fund the acquisition of the vehicles discussed above.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2010, we had approximately $8.1 billion of indebtedness (including corporate indebtedness of approximately $2.1 billion and debt under vehicle programs of approximately $6.0 billion).

Corporate indebtedness consisted of:

	Maturity	As of June 30, 2010	As of December 31, 2009	Change
Floating rate term loan (a)	April 2012	$52	$778	$(726)
Floating rate term loan (a)	April 2014	272	—	272
Floating rate notes	May 2014	250	250	—
7 5/8 % notes	May 2014	375	375	—
3 1/2 % convertible notes	October 2014	345	345	—
7 3/4 % notes	May 2016	375	375	—
9 5/8 % notes	March 2018	444	—	444

		2,113	2,123	(10)
Other		10	8	2

		$2,123	$2,131	$(8)

(a)

The floating rate term loans and our revolving credit facilities are secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property. In March 2010, we repaid $451 million of outstanding indebtedness under our floating rate term loan and the term loan outstanding subsequent to such repayment was amended with $52 million maturing in April 2012 and the balance maturing in April 2014. The floating rate term loan due 2012 bears interest at three month LIBOR plus 375 basis points, for a rate of 4.28% at June 30, 2010, and the floating rate term loan due 2014 bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at June 30, 2010.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of June 30, 2010	As of December 31, 2009	Change
Debt due to Avis Budget Rental Car Funding (a)	$5,148	$3,660	$1,488
Budget Truck financing:
Budget Truck Funding program	234	220	14
Capital leases	20	31	(11)
Other (b)	566	463	103

	$5,968	$4,374	$1,594

(a)	The increase reflects increased borrowings within Domestic Car Rental operations due to an increase in the size of our domestic car rental fleet.
(b)	The increase principally reflects increased borrowings within International Car Rental operations related to the increase in the size of our international vehicle rental fleet.

As of June 30, 2010, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2011 (a) (c)	$192	$—	$71	$121
Revolving credit facility maturing 2013 (b) (c)	983	—	365	618

(a)	This revolving credit facility expires in April 2011 and bears interest of one month LIBOR plus 400 basis points.
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

The following table presents available funding under our debt arrangements related to our vehicle programs at June 30, 2010:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,948	$5,148	$800
Budget Truck financing
Budget Truck Funding program (c)	234	234	—
Capital leases (d)	20	20	—
Other (e)	587	566	21

	$6,789	$5,968	$821

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.7 billion of underlying vehicles and related assets. Capacity excludes any intercompany arrangements.
(c)	The outstanding debt is collateralized by approximately $383 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by approximately $27 million of underlying vehicles.
(e)	The outstanding debt is collateralized by approximately $1.0 billion of underlying vehicles and related assets.

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

As we discussed above, as of June 30, 2010, we have cash and cash equivalents of $458 million, available capacity under our revolving credit facilities of $739 million, and available borrowing capacity under our vehicle programs of approximately $800 million.

Our liquidity position may be negatively affected by financial market disruptions or adverse economic conditions in the U.S. and worldwide economies, which could result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors could affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, these factors could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Kia Motors America, Ford Motor Company, Inc., Chrysler Group LLC or Hyundai Motor America, being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation and Distribution Agreement and the Tax Sharing Agreement, entered into in connection with the Cendant Separation (the “Separation”). Financial guaranty firms Ambac Assurance Corporation, MBIA Insurance Corporation, Assured Guaranty Corp. and Syncora Guarantee Inc. currently provide financial guarantees for approximately $992 million, $600 million, $250 million and $42 million, respectively, of our domestic term asset-backed car rental financing. Certain insolvency events by these financial guarantors would result in principal of the related financings being required to be repaid sooner than anticipated.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. The financial covenants of our senior credit facilities include maximum leverage and minimum coverage ratio requirements. As of June 30, 2010, we were in compliance with the financial covenants of our senior credit facilities. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2009 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2009 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.6 billion from December 31, 2009 to approximately $1.6 billion at June 30, 2010. We are in the process of negotiating and finalizing our purchase commitments with manufacturers for model-year 2011 vehicles. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

As of June 30, 2010, our liability recorded for tax obligations was $482 million, plus interest, which includes $383 million, plus interest, of current liabilities in respect of our taxable years 2003 through 2006, the year of the Separation, which the Internal Revenue Service is examining. We reached a settlement in principle with the IRS with respect to such audit in July 2010 and are entitled to indemnification for most pre-Separation tax matters by Realogy and Wyndham (and we have received a letter of credit from Realogy to help ensure Realogy’s performance under its indemnification obligations) and therefore, while there can be no assurance as to the final outcome or impact of the audit, we do not currently expect the resolution of the audit to have a significant impact on our earnings or financial position. For additional information regarding our contractual obligations, including information regarding the audit and the letter of credit from Realogy, see Note 11 to our Consolidated Condensed Financial Statements.

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

During 2010, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	ASU No. 2009-16, “Accounting for Transfers of Financial Assets”

•	ASU No. 2009-17, “Accounting by Enterprises Involved with Variable Interest Entities”

•	ASU No. 2010-09, “Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements”

•	ASU No. 2010-06, “Fair Value Measurements and Disclosures”, except for certain disclosures that will be adopted on January 1, 2011, as required

For detailed information regarding these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates and foreign currency exchange rates. We used June 30, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

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

Previously Reported Matters

Vehicle Rental Litigation

With respect to the civil collective action complaint filed against us by a former Avis shift manager, Matthew Ravenell, in the United States District Court for the Eastern District of New York alleging that the Company violated the Fair Labor Standards Act, in July 2010, the court granted plaintiff’s motion for conditional certification as a collective action.

Corporate Litigation

Avis Budget Legal Proceedings

In October 2009, a judgment was entered against us in the amount of $16 million following the completion of a jury trial for damages related to a breach of contract claim by one of our licensees in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003, involved claims related to the acquisition of our Budget vehicle rental business in 2002. In June 2010, the district court entered an order against the Company in the amount of $3 million, in favor of the plaintiff’s motions for pre-judgment interest and attorneys’ fees. We filed a notice of appeal of the judgment with the United States Court of Appeals for the Ninth Circuit in February 2010.

Item 1A.	Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 other than the following:

There are risks associated with our potential acquisition of Dollar Thrifty Automotive Group, Inc.

On July 28, 2010, we submitted an offer to purchase Dollar Thrifty Automotive Group, Inc. for $46.50 per share of Dollar Thrifty common stock (approximately $1.4 billion in total), consisting of $39.25 in cash (which would include the proceeds of a pre-closing special dividend to be paid by Dollar Thrifty) and 0.6543 shares of Avis Budget common stock (valued at $7.25 as of July 28, 2010). The cash portion of our offer would be funded through a combination of available cash and fully committed financing. There is no assurance that we will enter into a merger agreement with Dollar Thrifty or that any transaction will be consummated.

In addition to the risks we face in connection with acquisitions and indebtedness generally as described under Item 1A of our 2009 Annual Report on Form 10-K, we face risks associated with a potential acquisition of Dollar Thrifty, each of which may have an adverse impact on our business, financial condition, operating results and prospects. Such risks include: our level of indebtedness and/or our cost of indebtedness following an acquisition of Dollar Thrifty will be higher than our existing indebtedness and/or cost of indebtedness and may subject us to additional restrictive covenants; any issuance of our shares in such an acquisition will result in dilution to our existing stockholders; our credit ratings may be adversely affected, which may impact the cost of future borrowings; the need for required approvals, including regulatory approvals and approval by Dollar Thrifty's shareholders, may delay, prevent or otherwise adversely impact an acquisition of Dollar Thrifty or impose conditions that could require divestitures and otherwise have an impact on our business; the market price of our common stock or other securities may decline as a result of a proposed or actual acquisition of Dollar Thrifty; a proposed or actual acquisition of Dollar Thrifty may result in our being subject to unknown liabilities and litigation; such an acquisition could involve unexpected costs and distractions; our ability to successfully integrate, and our ability to achieve anticipated cost savings and synergies as a result of the combination of, our business and operations with Dollar Thrifty's is uncertain; and our business may suffer as a result of uncertainty surrounding the timing and likelihood of any proposed acquisition.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: August 6, 2010	/s/ David B. Wyshner
David B. Wyshner
Executive Vice President and
Chief Financial Officer

Date: August 6, 2010	/s/ Brett D. Weinblatt
Brett D. Weinblatt
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated Bylaws of Avis Budget Group, Inc. (as of November 5, 2009) (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 5, 2009).

10.1	Third Amendment, dated as of July 21, 2010, to the Credit Agreement dated as of April 19, 2006, as amended by the First Amendment dated as of December 23, 2008 and the Second Amendment dated March 10, 2010, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of America, N.A., Credit Agricole Corporate & Investment Bank New York Branch (formerly known as Calyon) and Citicorp USA, Inc. as documentation agents, Wachovia Bank, National Association as co-documentation agent, Deutsche Bank Securities Inc. as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and Citigroup Global Markets Inc., as arranger of the Amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2010).

10.2	Approval Letter dated July 21, 2010 between Avis Budget Rental Car Funding (AESOP) LLC and certain noteholders listed as parties thereto, pursuant to the terms of the Series 2008-1 Supplement to the Amended and Restated Base Indenture (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2010).

10.3	Approval Letter dated July 21, 2010 between Avis Budget Rental Car Funding (AESOP) LLC and certain noteholders listed as parties thereto, pursuant to the terms of the Series 2009-3 Supplement to the Amended and Restated Base Indenture (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2010).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Avis Budget Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009, (ii) Consolidated Condensed Balance Sheets as of June 30, 2010 and December 31, 2009, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as block of text**.

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.