Form 10-Q
period 2010-09-30
AVIS BUDGET GROUP, INC.
filed 2010-11-05
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer’s common stock was 102,860,655 shares as of October 29, 2010.

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

•	risks associated with litigation involving the Company;

•	risks related to tax obligations and the effect of potential changes in accounting standards;

•

risks related to the proposed acquisition of Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”), including the timing to consummate such acquisition, the ability and timing to obtain required regulatory approvals and financing (and any conditions thereto), and our ability to promptly and effectively integrate the businesses of Dollar Thrifty and Avis Budget Group;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Vehicle rental	$1,145	$1,123	$2,972	$3,036
Other	367	342	987	935

Net revenues	1,512	1,465	3,959	3,971

Expenses
Operating	705	731	1,956	2,020
Vehicle depreciation and lease charges, net	352	357	988	1,104
Selling, general and administrative	161	155	438	421
Vehicle interest, net	80	75	230	215
Non-vehicle related depreciation and amortization	24	26	70	71
Interest expense related to corporate debt, net
Interest expense	40	37	122	114
Early extinguishment of debt	—	—	40	—
Restructuring charges	6	1	9	14
Impairment	—	—	—	1

Total expenses	1,368	1,382	3,853	3,960

Income before income taxes	144	83	106	11
Provision for income taxes	54	26	28	9

Net income	$90	$57	$78	$2

Earnings per share
Basic	$0.88	$0.55	$0.76	$0.02
Diluted	$0.73	$0.54	$0.66	$0.02

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$623	$482
Receivables, net	317	290
Deferred income taxes	107	107
Other current assets	300	851

Total current assets	1,347	1,730

Property and equipment, net	418	442
Deferred income taxes	544	597
Goodwill	76	76
Other intangibles, net	479	478
Other non-current assets	244	248

Total assets exclusive of assets under vehicle programs	3,108	3,571

Assets under vehicle programs:
Program cash	43	157
Vehicles, net	7,069	5,967
Receivables from vehicle manufacturers and other	211	170
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	270	228

	7,593	6,522

Total assets	$10,701	$10,093

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$928	$1,272
Current portion of long-term debt	9	12

Total current liabilities	937	1,284

Long-term debt	2,119	2,119
Other non-current liabilities	548	630

Total liabilities exclusive of liabilities under vehicle programs	3,604	4,033

Liabilities under vehicle programs:
Debt	706	714
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	4,571	3,660
Deferred income taxes	1,287	1,267
Other	160	197

	6,724	5,838

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 136,970,259 and 136,931,540 shares	1	1
Additional paid-in capital	8,906	9,098
Accumulated deficit	(2,613)	(2,691)
Accumulated other comprehensive income (loss)	42	(37)
Treasury stock, at cost—33,744,683 and 34,612,016 shares	(5,963)	(6,149)

Total stockholders’ equity	373	222

Total liabilities and stockholders’ equity	$10,701	$10,093

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income	$78	$2

Adjustments to reconcile net income to net cash provided by operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	70	71
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(34)	25
Income taxes and deferred income taxes	(93)	(8)
Accounts payable and other current liabilities	107	30
Reimbursement from Realogy and Wyndham for taxes paid	99	—
Reimbursement from Wyndham for tax attributes	86	—
Other, net	44	34

Net cash provided by operating activities exclusive of vehicle programs	357	154

Vehicle programs:
Vehicle depreciation	981	1,096

	981	1,096

Net cash provided by operating activities	1,338	1,250

Investing Activities
Property and equipment additions	(39)	(19)
Net assets acquired, net of cash acquired and acquisition related payments	(2)	—
Proceeds received on asset sales	11	10
Other, net	(5)	—

Net cash used in investing activities exclusive of vehicle programs	(35)	(9)

Vehicle programs:
Decrease in program cash	123	5
Investment in vehicles	(6,549)	(5,019)
Proceeds received on disposition of vehicles	4,445	5,424
Investment in debt securities of Avis Budget Rental Car Funding (AESOP)—related party	(380)	—
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP)—related party	380	—
Distribution from Avis Budget Rental Car Funding (AESOP) LLC—related party	—	19

	(1,981)	429

Net cash provided by (used in) investing activities	(2,016)	420

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Financing Activities
Proceeds from borrowings	444	100
Principal payments on borrowings	(458)	(8)
Debt financing fees	(32)	—
Other, net	4	(2)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(42)	90

Vehicle programs:
Proceeds from borrowings	7,196	5,728
Principal payments on borrowings	(6,391)	(7,335)
Net change in short-term borrowings	67	36
Other, net	(17)	(6)

	855	(1,577)

Net cash provided by (used in) financing activities	813	(1,487)

Effect of changes in exchange rates on cash and cash equivalents	6	29

Net increase in cash and cash equivalents	141	212
Cash and cash equivalents, beginning of period	482	258

Cash and cash equivalents, end of period	$623	$470

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

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”. The Company adopted this guidance upon its issuance, as required, and it did not have a significant impact on its financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”, which will expand fair value disclosures, requiring companies to provide (i) information about movements of assets between levels 1 and 2, (ii) a reconciliation of purchases, sales, issuance and settlements for all level 3 instruments and (iii) fair value measurement disclosures for each class of assets and liabilities. The Company adopted this guidance on January 1, 2010, as required, except for the disclosures about purchases, sales, issuances and settlements for level 3 instruments and fair value measurements, which will be adopted on January 1, 2011, as required, and it did not have, and is not expected to have, a significant impact on its financial statements.

2.	Restructuring Charges

Beginning in late 2008, the Company implemented initiatives within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments to reduce costs, enhance organizational efficiency and consolidate and rationalize existing processes and facilities. During the nine months ended September 30, 2010, as part of this process, the Company formally communicated the termination of employment to approximately 1,200 employees within its Domestic Car Rental segment and incurred $9 million in restructuring charges, the majority of which is expected to be cash. These charges primarily represent costs associated with the closure and consolidation of certain back-office administrative facilities and severance, outplacement services and other costs associated with the employee terminations. As of September 30, 2010, the Company had terminated approximately 1,100 of these employees.

At September 30, 2010, the remaining liability relating to restructuring actions amounted to $6 million, primarily for lease obligation costs related to vacated locations which are expected to be paid through 2018. As part of this process, the Company continues to implement steps to reduce costs and consolidate certain customer facing and non-customer facing activities and locations. The Company expects further restructuring costs related to this process of approximately $2 million to be incurred through December 31, 2010.

The restructuring charges and corresponding utilization are recorded within the Company’s segments as follows:

	Domestic Car Rental	International Car Rental	Truck Rental	Total
Balance as of January 1, 2010	$3	$1	$1	$5
Incremental charges	9	—	—	9
Cash payment/utilization	(6)	(1)	(1)	(8)

Balance as of September 30, 2010	$6	$—	$—	$6

The restructuring charges and the corresponding utilization are summarized by category as follows:

	Personnel Related	Facility Related	Total
Balance as of January 1, 2010	$1	$4	$5
Incremental charges	4	5	9
Cash payment/utilization	(4)	(4)	(8)

Balance as of September 30, 2010	$1	$5	$6

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income for basic EPS	$90	$57	$78	$2
Convertible debt interest, net of tax	2	—	6	—

Net income for diluted EPS	$92	$57	$84	$2

Basic weighted average shares outstanding	103.2	102.3	103.0	102.1
Options, warrants and non-vested stock	2.2	2.2	2.2	1.3
Convertible debt	21.2	—	21.2	—

Diluted weighted average shares outstanding	126.6	104.5	126.4	103.4

Earnings per share:
Basic	$0.88	$0.55	$0.76	$0.02
Diluted	$0.73	$0.54	$0.66	$0.02

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options (a)	2.0	3.4	2.0	3.4
Warrants (b)	21.2	—	21.2	—

(a)

The weighted average exercise price for anti-dilutive options for the three and nine months ended September 30, 2010 was $20.92. For the three and nine months ended September 30, 2009, the weighted average exercise price for anti-dilutive options was $24.48.

(b)

Represents all outstanding warrants for the three and nine months ended September 30, 2010. The exercise price for the warrants outstanding for the three and nine months ended September 30, 2010 was $22.50.

4.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Franchise agreements	$73	$24	$49	$73	$22	$51
Customer lists	19	9	10	19	9	10
Other	2	1	1	2	1	1

	$94	$34	$60	$94	$32	$62

Unamortizable Intangible Assets
Goodwill	$76			$76

Trademarks (a)	$419			$416

(a)	The increase in trademarks is primarily due to a $2 million increase from fluctuations in foreign currency rates and $1 million in acquisitions during 2010.

Amortization expense relating to all intangible assets was approximately $1 million during third quarter 2010 and 2009. For the nine months ended September 30, 2010 and 2009, amortization expense was approximately $2 million.

Based on the Company’s amortizable intangible assets at September 30, 2010, the Company expects amortization expense of approximately $1 million for the remainder of 2010 and approximately $3 million for each of the five fiscal years thereafter.

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

Debt Instruments

The carrying amounts and estimated fair values of debt instruments are as follows:

	As of September 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$9	$9	$12	$12
Long-term debt, excluding convertible debt	1,774	1,786	1,774	1,675
Convertible debt	345	362	345	376

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (AESOP) LLC	$4,571	$4,649	$3,660	$3,634
Vehicle-backed debt	704	715	705	707

Derivative instruments and hedging activities

The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Canadian, Australian and New Zealand dollars. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to twelve months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from accumulated other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three and nine months ended September 30, 2010 and 2009 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income to earnings over the next twelve months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company records changes in the intrinsic value of these cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The changes in fair values of hedges that were determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. In first quarter 2010, the Company reclassified $36 million from accumulated other comprehensive income to earnings in connection with the early termination of certain interest rate swaps related to the repayment of a portion of the Company’s floating rate term loan. The Company estimates that approximately $71 million of losses deferred in accumulated other comprehensive income will be recognized over the next twelve months, which is expected to be offset in earnings by the impact of the underlying hedged items.

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

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives as of September 30, 2010 was approximately $8 million, for which the Company has posted cash collateral in the same amount in the normal course of business.

As of September 30, 2010, the Company held derivative instruments with notional values as follows: interest rate caps of approximately $2.7 billion, interest rate swaps of $587 million, foreign exchange swaps of $75 million, foreign exchange forward contracts of $10 million and commodity contracts for the purchase of 3 million gallons of unleaded gasoline.

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

Fair values of derivative instruments are as follows:

	As of September 30, 2010		As of December 31, 2009
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$—	$9	$—	$39
Derivatives not designated as hedging instruments (a)
Interest rate swaps (c)	—	1	—	—
Interest rate contracts (c)	1	1	—	9

Total	$1	$11	$—	$48

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 14—Stockholders’ Equity.

(b)	Included in other non-current liabilities.
(c)	Included in assets under vehicle programs and liabilities under vehicle programs.

The effect of derivative instruments not designated as hedging instruments in the Company’s consolidated results of operations for the three months ended September 30, 2010 was (i) a $15 million gain recognized as a component of operating expenses related to foreign exchange swaps and foreign exchange forward contracts, (ii) an immaterial gain recognized as a component of operating expenses related to our commodity contracts, and (iii) an immaterial loss recognized as a component of interest expense related to interest rate swaps and interest rate caps not designated as hedging instruments. The gain on foreign exchange swaps and foreign exchange forward contracts was largely offset by foreign currency exchange losses on the underlying hedged items, primarily intracompany loans.

The effect of derivative instruments not designated as hedging instruments in the Company’s consolidated results of operations for the nine months ended September 30, 2010 was (i) a $14 million gain recognized as a component of operating expenses related to foreign exchange swaps and foreign exchange forward contracts, (ii) an immaterial gain recognized as a component of operating expenses related to our commodity contracts and (iii) a loss of $2 million recognized as a component of interest expense related to interest rate swaps and interest rate caps not designated as hedging instruments. The gain on foreign exchange swaps and foreign exchange forward contracts was largely offset by foreign currency exchange losses on the underlying hedged items, primarily intracompany loans.

The Company also recognized unrealized gains of $8 million and $22 million, as a component of other comprehensive income, net of tax, during the three and nine months ended September 30, 2010, respectively, which relate to interest rate swaps designated as cash flow hedges.

The effect of derivative instruments in the Company’s consolidated results of operations for the three months ended September 30, 2009, was (i) a loss of $1 million recognized as a component of operating expenses related to foreign exchange forward contracts, (ii) an insignificant loss recognized as a component of operating expenses related to our commodity contracts and (iii) a $2 million loss recognized as a component of interest expense related to interest rate swaps not designated as hedging instruments.

The effect of derivative instruments in the Company’s consolidated results of operations for the nine months ended September 30, 2009, was (i) a loss of $5 million recognized as a component of operating expenses related to foreign exchange forward contracts, (ii) a gain of $3 million recognized as a component of operating expenses related to our commodity contracts and (iii) a loss of $4 million recognized as a component of interest expense related to interest rate swaps not designated as hedging instruments.

The Company also recognized unrealized gains of $2 million and $26 million, as a component of other comprehensive income, net of tax, for the three and nine months ended September 30, 2009, respectively, which relate to interest rate swaps designated as cash flow hedges.

6.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of September 30, 2010	As of December 31, 2009
Rental vehicles	$7,809	$6,090
Less: Accumulated depreciation	(1,131)	(945)

	6,678	5,145
Vehicles held for sale	391	822

Vehicles, net	$7,069	$5,967

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Depreciation expense	$355	$363	$981	$1,096
Lease charges	6	23	25	37
Gain on sales of vehicles, net and vehicle disposition costs	(9)	(29)	(18)	(29)

Vehicle depreciation and lease charges, net	$352	$357	$988	$1,104

For the three months ended September 30, 2010 and 2009, vehicle interest, net on the accompanying Consolidated Condensed Statements of Income excludes $43 million and $38 million, respectively, and for the nine months ended September 30, 2010 and 2009, excludes $127 million and $116 million respectively, of interest expense related to the Company’s convertible senior notes and the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net.

7.	Income Taxes

During third quarter 2010, the Company reached a settlement with the Internal Revenue Service (“IRS”) with respect to its examination of the Company’s taxable years 2003 through 2006, the year of the Separation. The Company was entitled to indemnification for most pre-Separation tax matters from Realogy and Wyndham and therefore the conclusion of the audit did not have a material impact to the Company’s financial position. The Company made payments to the IRS of $116 million, including interest, in conjunction with the conclusion of the audit, all of which were funded by Realogy and Wyndham. The Company was also reimbursed $86 million by Wyndham for the use of certain of the Company’s tax attributes in connection with the conclusion of the IRS audit. As a result of the conclusion of the audit, the Company reduced income taxes payable and related receivables from Realogy and Wyndham by approximately $295 million, which items offset within income from discontinued operations. In addition, in connection with the conclusion of the IRS audit, a reallocation of certain deferred tax balances with our former subsidiaries resulted in a $16 million decrease to stockholders’ equity. The reductions in income taxes payable and receivables from Realogy and Wyndham are reflected in accounts payable and other current liabilities, and other current assets, respectively, as of September 30, 2010.

The following is a reconciliation of the total amounts of unrecognized tax benefits:

Balance at January 1, 2010	$603
Additions based on tax positions related to the current year	—
Additions for tax positions for prior years	7
Reductions for tax positions for prior years	(434)
Settlements	(100)

Balance at September 30, 2010	$76

The Company’s effective tax rate for the nine months ended September 30, 2010 is a provision of 26.4%. Such rate differs from the Federal statutory rate of 35.0% primarily due to an $11 million benefit relating to additional tax depreciation within the Company’s operations in Australia.

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2009 is a provision of 81.8%. Such rate differs from the Federal statutory rate of 35.0% primarily due to foreign withholding taxes and the differences in the amount of stock-based compensation recorded for book and tax purposes.

8.	Other Current Assets

Other current assets consisted of:

	As of September 30, 2010	As of December 31, 2009
Prepaid expenses	$145	$127
Receivables from Wyndham (a)	45	249
Receivables from Realogy (a)	34	410
Other	76	65

	$300	$851

(a)

Represents amounts due for certain contingent and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At September 30, 2010 and December 31, 2009, there are corresponding liabilities recorded within accounts payable and other current liabilities. Realogy has posted a letter of credit for the benefit of the Company to cover Realogy’s performance in respect of these receivables, as more fully described under Note 13—Commitments and Contingencies. During third quarter 2010, in connection with the conclusion of the IRS audit, the Company reduced its income taxes payable and the related receivables from Realogy and Wyndham.

9.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of September 30, 2010	As of December 31, 2009
Accounts payable	$190	$151
Accrued payroll and related	155	145
Public liability and property damage insurance liabilities – current	97	97
Income taxes payable – current (a)	29	399
Accrued interest related to tax contingencies (a)	8	89
Other	449	391

	$928	$1,272

(a)

During third quarter 2010, the Company decreased income taxes payable and accrued interest related to tax contingencies by $358 million and $81 million, respectively, and decreased the related receivables from Realogy and Wyndham, due to the conclusion of the IRS audit.

10.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	As of September 30, 2010	As of December 31, 2009
Public liability and property damage insurance liabilities	$210	$211
Pension liability	60	58
Acquisition related liabilities	55	57
Income taxes payable	45	100
Accrued interest related to tax contingencies	43	41
Other	135	163

	$548	$630

11.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity	As of September 30, 2010	As of December 31, 2009
Floating rate term loan (a)	April 2012	$52	$778
Floating rate term loan (a)	April 2014	271	—
Floating rate notes	May 2014	250	250
7 5/8 % notes	May 2014	375	375
3 1/2% convertible notes	October 2014	345	345
7 3/4% notes	May 2016	375	375
9 5/8 % notes	March 2018	444	—

		2,112	2,123
Other		16	8

Total long-term debt		2,128	2,131
Less: Current portion		9	12

Long-term debt		$2,119	$2,119

(a)

The floating rate term loans and our revolving credit facilities are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by the Company’s domestic subsidiaries, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. In March 2010, the Company repaid $451 million of outstanding indebtedness under its floating rate term loan and the term loan outstanding subsequent to such repayment was amended with $52 million maturing in April 2012 and the balance maturing in April 2014. The floating rate term loan due 2012 bears interest at three month LIBOR plus 375 basis points, for a rate of 4.04% at September 30, 2010, and the floating rate term loan due 2014 bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at September 30, 2010.

During March 2010, the Company issued $450 million aggregate principal amount of 9 5/8% Senior Notes due 2018. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 2010. The notes are unsecured obligations of Avis Budget Car Rental and are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries. These notes were issued at approximately 98.6% of par and the proceeds were used primarily to repay a portion of the Company’s floating rate term loan. The notes rank equally with all existing and future senior unsecured indebtedness and are senior to all existing and future subordinated indebtedness. The Company has the right to redeem these notes in whole or in part at any time at the applicable redemption price plus any accrued and unpaid interest through the redemption date. In connection with the sale of the notes, the Company entered into a Registration Rights Agreement, pursuant to which it exchanged the originally issued notes for new notes which have been registered under the Securities Act of 1933, as amended, in August 2010. The terms of the new notes are substantially identical to those of the originally issued notes except that the transfer restrictions and registration rights provisions relating to the originally issued notes do not apply to the new notes.

Committed Credit Facilities and Available Funding Arrangements

At September 30, 2010, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2011 (a) (c)	$192	$—	$73	$119
Revolving credit facility maturing 2013 (b) (c)	983	—	374	609

(a)	This revolving credit facility expires in April 2011 and bears interest of one month LIBOR plus 400 basis points.
(b)

This revolving credit facility, which is the portion of the pre-existing revolving credit facility that was amended in March 2010 to extend its maturity by two years (to April 2013), bears interest of one month LIBOR plus 450 basis points.

(c)

The senior credit facilities, which encompass the floating rate term loans and the revolving credit facilities, are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by the Company’s domestic subsidiaries, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

The Company’s debt agreements contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facilities contain maximum leverage and minimum coverage ratio requirements. The indentures governing the Company’s senior unsecured notes, among other things, limit its ability to incur additional debt, subject to certain exceptions. As of September 30, 2010, the Company was in compliance with the financial covenants of its senior credit facilities.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	As of September 30, 2010	As of December 31, 2009
Debt due to Avis Budget Rental Car Funding (a)	$4,571	$3,660
Budget Truck financing:
Budget Truck Funding program	223	220
Capital leases	12	31
Other	471	463

	$5,277	$4,374

(a)	The increase reflects increased borrowing within Domestic Car Rental operations primarily due to a seasonal increase in the size of the Company’s domestic car rental fleet.

Avis Budget Rental Car Funding (AESOP) LLC. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, Avis Budget pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Condensed Balance Sheets as of September 30, 2010 and December 31, 2009. The Company also has an asset within Assets under vehicle programs on its Consolidated Condensed Balance Sheets at September 30, 2010 and December 31, 2009 which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Condensed Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which approximate $6.2 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Condensed Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within Assets under vehicle programs (excluding the Investments in Avis Budget Rental Car Funding (AESOP) LLC– related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding. The Company also finances vehicles through other variable interest entities and partnerships, which are consolidated and whose assets and liabilities are included within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The requirements of these entities include maintaining sufficient collateral levels and other covenants.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiaries and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected within the Company’s financial statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent floating rate notes and had a weighted average interest rate of 3% and 2% as of September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010, the Company established a variable funding note program with a maximum capacity of $400 million of notes to be issued by Avis Budget Rental Car Funding to the Company to finance the purchase of vehicles. These variable funding notes pay interest of 5.5% at September 30, 2010 and mature in March 2011. As of September 30, 2010, there were no outstanding amounts due to the Company from Avis Budget Rental Car Funding under the program; however, in the three and nine months ended September 30, 2010, the Company earned interest income of $1 million and $3 million, respectively, and incurred equal amounts of interest expense on these notes, which was eliminated in consolidation in the Company’s financial statements. As of September 30, 2010, the Company’s related interest receivable from Avis Budget Rental Car Funding was insignificant.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at September 30, 2010:

	Vehicle-Backed Debt	Capital Leases	Total
Within 1 year (a)	$2,401	$12	$2,413
Between 1 and 2 years	1,637	—	1,637
Between 2 and 3 years	591	—	591
Between 3 and 4 years	17	—	17
Between 4 and 5 years	526	—	526
Thereafter	93	—	93

	$5,265	$12	$5,277

(a)	Vehicle-backed debt maturing within one year includes term asset-backed securities maturities of $641 million and bank and bank-sponsored borrowings of $1,760 million.

As of September 30, 2010, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,671	$4,571	$1,100
Budget Truck financing:
Budget Truck Funding program (c)	223	223	—
Capital leases (d)	12	12	—
Other (e)	729	471	258

	$6,635	$5,277	$1,358

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.2 billion of underlying vehicles and related assets. Capacity excludes any intercompany arrangements.
(c)	The outstanding debt is collateralized by approximately $361 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by approximately $17 million of underlying vehicles.
(e)	The outstanding debt is collateralized by approximately $1.0 billion of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions. As of September 30, 2010, the Company was not aware of any instances of non-compliance with such covenants.

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

In October 2009, a judgment was entered against the Company in the amount of $16 million following the completion of a jury trial for damages related to a breach of contract claim by one of the Company’s licensees in the United States District Court for the District of Alaska. The Company has filed a notice of appeal of the judgment with the United States Court of Appeals for the Ninth Circuit. The lawsuit, which was filed in 2003, involved claims related to the acquisition of the Budget vehicle rental business in 2002. In June 2010, the district court entered an order against the Company in the amount of $3 million, in response to the plaintiff’s motions for pre-judgment interest and attorneys’ fees.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including with respect to contract disputes, business practices, wage and hour claims, insurance claims, intellectual property claims, environmental issues, other commercial, employment and tax matters, and claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse impact on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could adversely impact the Company’s results of operations or cash flows in a particular reporting period. The Company is also named in various litigation that is primarily related to the businesses of its former subsidiaries, including Realogy, Wyndham and Travelport and their current or former subsidiaries. The Company is entitled to indemnification under the Separation Agreement from such entities for any liability resulting from such litigation.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers which require the Company to purchase approximately $4.7 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase or guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at September 30, 2010 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Ford Motor Company, Hyundai Motor America, Chrysler Group LLC and Kia Motors America, Inc., and (ii) risks related to Realogy and Wyndham, including receivables of $120 million and $98 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation. As discussed above, Realogy has posted a letter of credit for the benefit of the Company to cover its estimated share of Assumed Liabilities, which includes a substantial portion of the Realogy receivables referred to above.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport. These guarantees relate to various real estate operating leases that were entered into prior to the Separation. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate operating leases is estimated to be approximately $191 million, the majority of which expire by the end of 2013. At September 30, 2010, the liability recorded by the Company in connection with these guarantees was approximately $4 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

14.	Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2010	$111	$(106)	$(42)	$(37)
Current period change	35	44	—	79

Balance as of September 30, 2010	$146	$(62)	$(42)	$42

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

The components of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$90	$57	$78	$2
Other comprehensive income:
Currency translation adjustment	62	44	35	97
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	22	—
Unrealized gains on cash flow hedges, net of tax	8	2	22	26

	70	46	79	123

Total comprehensive income	$160	$103	$157	$125

During the nine months ended September 30, 2010 and 2009, the Company recorded unrealized gains on cash flow hedges of $36 million and $42 million ($22 million and $26 million, net of tax), respectively, in other comprehensive income, which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate corporate debt. Such amount in the nine months ended September 30, 2010 and 2009 included $42 million and $54 million of unrealized gains ($26 million and $33 million, net of tax), respectively, on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding change in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheets.

15.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards based on the estimated fair value of the award at the grant date, which is recognized over the requisite service period. The Company recorded stock-based compensation expense of $3 million and $4 million ($2 million and $2 million, net of tax) during third quarter 2010 and 2009, respectively, and $11 million and $10 million ($7 million and $6 million, net of tax) during the nine months ended September 30, 2010 and 2009, respectively, related to employee stock awards that were granted by the Company.

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

During the nine months ended September 30, 2010, the Company granted 160,000 stock options, 971,000 market-vesting restricted stock units and 989,000 time-based restricted stock units under the Company’s amended 2007 Equity and Incentive Plan. The stock options (i) vest ratably over a five year term, (ii) expire ten years from the date of grant and (iii) have an exercise price that was set at the closing price of the Company’s common stock on the date of the grant. The number of market-vesting restricted stock units which will ultimately vest is based on the Company’s common stock achieving certain price targets for a specified number of trading days, with 600,000 of the market-vesting restricted stock units vesting ratably over years two through five following the date of grant and 371,000 of the market-vesting restricted stock units cliff vesting after three years. These market-vesting restricted stock unit awards have five- and three-year terms, respectively. Of the time-based restricted stock units, 789,000 vest ratably over a three-year period and 200,000 of the time-based restricted stock units vest on the first anniversary of the date of the grant.

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

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes simulation option pricing and the Monte Carlo simulation stock unit awards in 2010 and the Black-Scholes and Monte Carlo simulation option pricing in 2009, as applicable, were as follows:

	Three Months Ended March 31,
	2010	2009
Expected volatility of stock price	54%	130%
Risk-free interest rate	1.47% - 2.82%	1.22% - 1.46%
Expected life of options	6 years	3-4 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2010	1,855	$19.32	7,196	$11.30
Granted at fair market value	1,960	11.55	160	11.53
Vested/exercised (a)	(577)	21.92	(489)	3.32
Cancelled	(170)	23.10	(1,280)	28.91

Balance as of September 30, 2010 (b) (c)	3,068	13.66	5,587	7.97

(a)	During the nine months ended September 30, 2010, zero performance RSUs vested. Stock options exercised during the nine months ended September 30, 2010 had intrinsic value of $4 million.
(b)

As of September 30, 2010, the Company’s outstanding RSUs had aggregate intrinsic value of $36 million; aggregate unrecognized compensation expense related to RSUs amounted to $32 million; and the balance of RSUs at September 30, 2010 consists of 1,401,000 related to time-based awards and 1,667,000 related to market-vesting and performance-based awards.

(c)

As of September 30, 2010, the Company’s outstanding stock options had aggregate intrinsic value of $39 million; aggregate unrecognized compensation expense related to unvested stock options amounted to $1 million; and there were 3.8 million “in-the-money” stock options.

The table below summarizes information regarding the Company’s outstanding stock options as of September 30, 2010 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $10.00	8.3	3,594
$10.01 to $15.00	2.2	735
$15.01 to $20.00	1.7	218
$20.01 to $25.00	0.5	63
$25.01 to $30.00	1.2	967
$30.01 and above	4.0	10

	5.9	5,587

As of September 30, 2010, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40 and a weighted average remaining contractual life of 2.8 years.

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

	Three Months Ended September 30,
	2010		2009
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Domestic Car Rental	$1,127	$137	$1,109	$102
International Car Rental	274	62	250	56
Truck Rental	111	19	106	13
Corporate and Other (a)	—	(10)	—	(25)

Total Company	$1,512	208	$1,465	146

Less: Non-vehicle related depreciation and amortization		24		26
Interest expense related to corporate debt, net		40		37

Income before income taxes		$144		$83

	Nine Months Ended September 30,
	2010		2009
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Domestic Car Rental	$2,989	$205	$3,100	$128
International Car Rental	687	124	597	93
Truck Rental	282	30	273	12
Corporate and Other (a)	1	(21)	1	(36)

Total Company	$3,959	338	$3,971	197

Less: Non-vehicle related depreciation and amortization		70		71
Interest expense related to corporate debt, net
Interest expense		122		114
Early extinguishment of debt		40		—
Impairment		—		1

Income before income taxes		$106		$11

(a)

Includes unallocated corporate overhead and the elimination of transactions between segments. During the three months and nine months ended September 30, 2010, the Company incurred $5 million and $8 million of expenses, respectively, related to the potential acquisition of Dollar Thrifty. During the three and nine months ended September 30, 2009, the Company recorded an $18 million charge for an adverse litigation judgment against the Company for a breach-of-contract claim filed in 2003.

Since December 31, 2009, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment assets under vehicle programs and Corporate and Other segment assets. As of September 30, 2010 and December 31, 2009, Domestic Car Rental segment assets under vehicle programs were approximately $6.2 billion and approximately $5.1 billion, respectively. Corporate and Other segment assets as of September 30, 2010 were approximately $600 million less than as of December 31, 2009, primarily as a result of the conclusion of the IRS audit (see Note 7—Income Taxes).

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Income for the three months and nine months ended September 30, 2010, and 2009, Consolidating Condensed Balance Sheets as of September 30, 2010 and December 31, 2009, and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by Avis Budget Car Rental. These senior notes consist of Avis Budget Car Rental’s 7 5/8% Senior Notes due 2014, 7 3/4% Senior Notes due 2016, Floating Rate Senior Notes due 2014 and 9 5/8% Senior Notes due 2018 (collectively, the “Notes”). See Note 11—Long-term Debt and Borrowing Arrangements for an additional description of these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Income

Three Months Ended September 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$958	$187	$—	$1,145
Other	—	—	257	465	(355)	367

Net revenues	—	—	1,215	652	(355)	1,512

Expenses
Operating	1	2	560	142	—	705
Vehicle depreciation and lease charges, net	—	—	293	313	(254)	352
Selling, general and administrative	8	—	131	22	—	161
Vehicle interest, net	—	—	73	40	(33)	80
Non-vehicle related depreciation and amortization	—	—	22	2	—	24
Interest expense related to corporate debt, net:
Interest expense (income)	2	39	—	(1)	—	40
Intercompany interest expense (income)	(4)	(39)	43	—	—	—
Restructuring charges	—	—	6	—	—	6

Total expenses	7	2	1,128	518	(287)	1,368

Income (loss) before income taxes and equity in earnings of subsidiaries	(7)	(2)	87	134	(68)	144
Provision for (benefit from) income taxes	(3)	—	37	20	—	54
Equity in earnings (loss) of subsidiaries	94	96	46	—	(236)	—

Net income (loss)	$90	$94	$96	$114	$(304)	$90

Nine Months Ended September 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$2,508	$464	$—	$2,972
Other	1	—	702	1,272	(988)	987

Net revenues	1	—	3,210	1,736	(988)	3,959

Expenses
Operating	5	6	1,563	382	—	1,956
Vehicle depreciation and lease charges, net	—	—	837	813	(662)	988
Selling, general and administrative	17	—	359	62	—	438
Vehicle interest, net	—	—	214	106	(90)	230
Non-vehicle related depreciation and amortization	—	—	65	5	—	70
Interest expense related to corporate debt, net:
Interest expense (income)	7	116	—	(1)	—	122
Intercompany interest expense (income)	(10)	(116)	126	—	—	—
Early extinguishment of debt	—	40	—	—	—	40
Restructuring charges	—	—	9	—	—	9

Total expenses	19	46	3,173	1,367	(752)	3,853

Income (loss) before income taxes and equity in earnings of subsidiaries	(18)	(46)	37	369	(236)	106
Provision for (benefit from) income taxes	(7)	1	5	29	—	28
Equity in earnings (loss) of subsidiaries	89	136	104	—	(329)	—

Net income (loss)	$78	$89	$136	$340	$(565)	$78

Three Months Ended September 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$948	$175	$—	$1,123
Other	—	—	246	494	(398)	342

Net revenues	—	—	1,194	669	(398)	1,465

Expenses
Operating	5	21	567	138	—	731
Vehicle depreciation and lease charges, net	—	—	306	349	(298)	357
Selling, general and administrative	3	—	131	21	—	155
Vehicle interest, net	—	—	69	24	(18)	75
Non-vehicle related depreciation and amortization	—	—	24	2	—	26
Interest expense related to corporate debt, net:
Interest expense	—	38	—	(1)	—	37
Intercompany interest expense (income)	—	(38)	38	—	—	—
Restructuring charges	—	—	1	—	—	1

Total expenses	8	21	1,136	533	(316)	1,382

Income (loss) before income taxes and equity in earnings of subsidiaries	(8)	(21)	58	136	(82)	83
Provision for (benefit from) for income taxes	1	(7)	17	15	—	26
Equity in earnings (loss) of subsidiaries	66	80	39	—	(185)	—

Net income (loss)	$57	$66	$80	$121	$(267)	$57

Nine Months Ended September 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$2,625	$411	$—	$3,036
Other	1	—	685	1,407	(1,158)	935

Net revenues	1	—	3,310	1,818	(1,158)	3,971

Expenses
Operating	12	25	1,644	339	—	2,020
Vehicle depreciation and lease charges, net	—	—	964	957	(817)	1,104
Selling, general and administrative	8	—	359	54	—	421
Vehicle interest, net	—	—	199	58	(42)	215
Non-vehicle related depreciation and amortization	—	—	66	5	—	71
Interest expense related to corporate debt, net:
Interest expense	—	116	—	(2)	—	114
Intercompany interest expense (income)	—	(116)	116	—	—	—
Restructuring charges	—	—	13	1	—	14
Impairment	—	1	—	—	—	1

Total expenses	20	26	3,361	1,412	(859)	3,960

Income (loss) before income taxes and equity in earnings of subsidiaries	(19)	(26)	(51)	406	(299)	11
Provision (benefit) for income taxes	(5)	(5)	(15)	34	—	9
Equity in earnings (loss) of subsidiaries	16	37	73	—	(126)	—

Net income (loss)	$2	$16	$37	$372	$(425)	$2

Consolidating Condensed Balance Sheets

As of September 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$261	$197	$2	$163	$—	$623
Receivables, net	—	73	159	85	—	317
Deferred income taxes	8	—	118	7	(26)	107
Other current assets	94	78	80	80	(32)	300

Total current assets	363	348	359	335	(58)	1,347

Property and equipment, net	—	56	322	40	—	418
Deferred income taxes	48	240	247	9	—	544
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	6	384	89	—	479
Other non-current assets	151	75	11	31	(24)	244
Intercompany receivables (payables)	103	556	(833)	174	—	—
Investment in subsidiaries	304	1,089	2,372	—	(3,765)	—

Total assets exclusive of assets under vehicle programs	969	2,370	2,936	680	(3,847)	3,108

Assets under vehicle programs:
Program cash	—	—	—	43	—	43
Vehicles, net	—	13	35	7,021	—	7,069
Receivables from vehicle manufacturers and other	—	—	—	211	—	211
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	270	—	270

	—	13	35	7,545	—	7,593

Total assets	$969	$2,383	$2,971	$8,225	$(3,847)	$10,701

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$106	$265	$501	$110	$(54)	$928
Current portion of long-term debt	—	4	5	—	—	9

Total current liabilities	106	269	506	110	(54)	937

Long-term debt	345	1,763	11	—	—	2,119
Other non-current liabilities	145	63	241	120	(21)	548

Total liabilities exclusive of liabilities under vehicle programs	596	2,095	758	230	(75)	3,604

Liabilities under vehicle programs:
Debt	—	2	12	692	—	706
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,571	—	4,571
Deferred income taxes	—	—	1,112	175	—	1,287
Other	—	—	—	160	—	160

	—	2	1,124	5,598	—	6,724

Total stockholders’ equity	373	286	1,089	2,397	(3,772)	373

Total liabilities and stockholders’ equity	$969	$2,383	$2,971	$8,225	$(3,847)	$10,701

As of December 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$242	$70	$7	$163	$—	$482
Receivables, net	—	82	136	72	—	290
Deferred income taxes	8	—	111	4	(16)	107
Other current assets	674	60	70	77	(30)	851

Total current assets	924	212	324	316	(46)	1,730

Property and equipment, net	—	57	344	41	—	442
Deferred income taxes	54	274	257	12	—	597
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	7	385	86	—	478
Other non-current assets	166	69	10	48	(45)	248
Intercompany receivables (payables)	22	637	(938)	279	—	—
Investment in subsidiaries	137	932	2,203	—	(3,272)	—

Total assets exclusive of assets under vehicle programs	1,303	2,188	2,659	784	(3,363)	3,571

Assets under vehicle programs:
Program cash	—	—	—	157	—	157
Vehicles, net	—	10	141	5,816	—	5,967
Receivables from vehicle manufacturers and other	—	—	—	170	—	170
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	228	—	228

	—	10	141	6,371	—	6,522

Total assets	$1,303	$2,198	$2,800	$7,155	$(3,363)	$10,093

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$572	$168	$471	$105	$(44)	$1,272
Current portion of long-term debt	—	10	2	—	—	12

Total current liabilities	572	178	473	105	(44)	1,284

Long-term debt	345	1,770	4	—	—	2,119
Other non-current liabilities	164	123	267	118	(42)	630

Total liabilities exclusive of liabilities under vehicle programs	1,081	2,071	744	223	(86)	4,033

Liabilities under vehicle programs:
Debt	—	10	31	673	—	714
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	3,660	—	3,660
Deferred income taxes	—	—	1,093	174	—	1,267
Other	—	—	—	197	—	197

	—	10	1,124	4,704	—	5,838

Total stockholders’ equity	222	117	932	2,228	(3,277)	222

Total liabilities and stockholders’ equity	$1,303	$2,198	$2,800	$7,155	$(3,363)	$10,093

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$83	$19	$(177)	$1,107	$306	$1,338

Investing activities
Property and equipment additions	—	(9)	(26)	(4)	—	(39)
Net assets acquired, net of cash acquired and acquisition related payments	—	—	—	(2)	—	(2)
Proceeds received on asset sales	—	10	—	1	—	11
Other, net	(3)	(3)	—	1	—	(5)

Net cash used in investing activities exclusive of vehicle programs	(3)	(2)	(26)	(4)	—	(35)

Vehicle programs:
Decrease in program cash	—	—	—	123	—	123
Investment in vehicles	—	(18)	—	(6,531)	—	(6,549)
Proceeds received on disposition of vehicles	—	28	7	4,410	—	4,445
Investment in debt securities of AESOP - related party	(380)	—	—	—	—	(380)
Proceeds from debt securities of AESOP - related party	380	—	—	—	—	380

	—	10	7	(1,998)	—	(1,981)

Net cash provided by (used in) investing activities	(3)	8	(19)	(2,002)	—	(2,016)

Financing activities
Proceeds from borrowings	—	444	—	—	—	444
Principal payments on borrowings	—	(455)	(3)	—	—	(458)
Net intercompany transactions	(63)	150	218	1	(306)	—
Debt financing fees	—	(32)	—	—	—	(32)
Other, net	2	2	—	—	—	4

Net cash provided by (used in) financing activities exclusive of vehicle programs	(61)	109	215	1	(306)	(42)

Vehicle programs:
Proceeds from borrowings	—	—	—	7,196	—	7,196
Principal payments on borrowings		(1)	(19)	(6,371)	—	(6,391)
Net change in short-term borrowings	—	—	—	67	—	67
Other, net	—	(8)	(5)	(4)	—	(17)

	—	(9)	(24)	888	—	855

Net cash provided by (used in) financing activities	(61)	100	191	889	(306)	813

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	6	—	6

Net increase (decrease) in cash and cash equivalents	19	127	(5)	—	—	141
Cash and cash equivalents, beginning of period	242	70	7	163	—	482

Cash and cash equivalents, end of period	$261	$197	$2	$163	$—	$623

Nine Months Ended September 30, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(4)	$105	$(40)	$1,073	$116	$1,250

Investing activities
Property and equipment additions	—	(9)	(9)	(1)	—	(19)
Proceeds received on asset sales	—	9	—	1	—	10
Other, net	2	(2)	—	—	—	—

Net cash provided by (used in) investing activities exclusive of vehicle programs	2	(2)	(9)	—	—	(9)

Vehicle programs:
Decrease in program cash	—	—	—	5	—	5
Investment in vehicles	—	(28)	—	(4,991)	—	(5,019)
Proceeds received on disposition of vehicles	—	63	6	5,355	—	5,424
Distribution from Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	19	—	19

	—	35	6	388	—	429

Net cash provided by (used in) investing activities	2	33	(3)	388	—	420

Financing activities
Proceeds from borrowings	—	100	—	—	—	100
Principal payments on borrowings	—	(7)	(1)	—	—	(8)
Net intercompany transactions	—	34	85	(3)	(116)	—
Other, net	(2)	—	—	—	—	(2)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(2)	127	84	(3)	(116)	90

Vehicle programs:
Proceeds from borrowings	—	—	—	5,728	—	5,728
Principal payments on borrowings	—	(42)	(50)	(7,243)	—	(7,335)
Net change in short-term borrowings	—	—	—	36	—	36
Other, net	—	(6)	—	—	—	(6)

	—	(48)	(50)	(1,479)	—	(1,577)

Net cash provided by (used in) financing activities	(2)	79	34	(1,482)	(116)	(1,487)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	29	—	29

Net increase (decrease) in cash and cash equivalents	(4)	217	(9)	8	—	212
Cash and cash equivalents, beginning of period	11	51	15	181	—	258

Cash and cash equivalents, end of period	$7	$268	$6	$189	$—	$470

18. Subsequent Events

During October 2010, following the termination of Dollar Thrifty’s merger agreement with Hertz Global Holdings, Inc., the Company and Dollar Thrifty agreed to cooperate with respect to the Company’s efforts to pursue antitrust clearance of its proposed acquisition of Dollar Thrifty. There can be no assurance as to the timing or outcome of such efforts to secure antitrust clearance.

During October 2010, the Company completed an offering of $400 million of 8.25% Senior Notes due 2019. The Company intends to use the proceeds of the offering to fund the proposed acquisition of Dollar Thrifty and/or to repay outstanding corporate indebtedness. The notes will pay interest semi-annually on January 15 and July 15 of each year, beginning in January 2011. Following the completion of the offering, the Company repaid its $52 million floating rate term loan due 2012 and the related interest rate swaps.

In October 2010, the Company’s Avis Budget Rental Car Funding subsidiary completed the annual renewal of its asset-backed bank conduit facility, expanding its borrowing capacity by $100 million, to $2.05 billion, and splitting the facility into two separate facilities, one remaining a 364-day facility maturing in October 2011 and the second established as a two-year facility maturing in October 2012. Avis Budget Rental Car Funding also completed an offering of $700 million of asset-backed bonds with a weighted average interest rate of 3.2%. The offering was comprised of $500 million of five-year bonds and $200 million of three-year bonds. The proceeds of the offering are expected to be used to refinance maturing asset-backed debt.

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

Car rental volumes are closely associated with the travel industry, particularly airline passenger volumes, or enplanements. Because we operate primarily in the United States and generate a significant portion of our revenue from our on-airport operations, we expect that our ability to generate revenue growth will be somewhat dependent on increases in domestic enplanements. Accordingly, our ability to achieve profit margins consistent with prior periods remains dependent on our ability to successfully manage our costs and our revenues per vehicle. Our vehicle rental operations are seasonal. Historically, the third quarter of the year has been our strongest quarter due to the increased level of leisure travel and household moving activity. Any occurrence that disrupts rental activity during the third quarter could have a disproportionate adverse effect on our results of operations. We have a partially variable cost structure and routinely adjust the size and, therefore, the cost of our rental fleet in response to fluctuations in demand. However, certain expenses, such as rent, are fixed and cannot be reduced in response to seasonal fluctuations in our operations.

We believe that the following factors, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which for the first nine months of 2010 have been lower than 2009 levels, but are projected to improve during fourth quarter 2010;

•	Fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	Difficulty in achieving sustained pricing increases;

•	Changes in per-unit car fleet costs and in conditions in the used vehicle marketplace;

•	Changes in the financial condition of vehicle manufacturers;

•	Changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	Our potential acquisition of Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”);

•	Changes in foreign exchange rates; and

•	Demand for truck rentals.

We believe that the downturn in the U.S. and worldwide economies in 2009 negatively impacted demand for vehicle rental services. Historically, our results of operations have declined during periods of general economic weakness. If economic conditions in the United States were to weaken our results of operations could be materially and adversely impacted for the remainder of 2010 and beyond. We are in the process of a potential acquisition of Dollar Thrifty which, if completed, could have a material impact to our operations, financial condition and liquidity. There can be no assurances as to the timing to accomplish such acquisition and the ability and timing to obtain required regulatory approval and financing (and any conditions thereto). Due to uncertainties related to our business, there can be no assurance that we will be able to satisfy the covenants contained in our senior credit facilities and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or replace such facilities. See “Risk Factors” set forth in Item 1A of our 2009 Form 10-K.

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

THREE MONTHS ENDED SEPTEMBER 30, 2010 VS. THREE MONTHS ENDED SEPTEMBER 30, 2009

Our consolidated results of operations comprised the following:

	Three Months Ended September 30,
	2010	2009	Change
Net revenues	$1,512	$1,465	$47
Total expenses	1,368	1,382	(14)

Income before income taxes	144	83	61
Provision for income taxes	54	26	28

Net income	$90	$57	$33

During third quarter 2010, our net revenues increased $47 million (3%) principally due to a $25 million (7%) increase in ancillary and other revenues, such as sales of loss damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers, and a $22 million (2%) increase in T&M revenue, reflecting a 4% increase in domestic and international car rental days which was partially offset by a 2% decrease in T&M revenue per rental day. The revenue increase also includes a $16 million favorable effect related to the translation of our international operations’ results into U.S. dollars.

Total expenses decreased $14 million (1%) principally due to a $26 million (4%) decrease in direct operating expenses due to the $18 million charge recorded in third quarter 2009 related to an adverse judgment against us in a breach-of-contract claim filed by a licensee in 2003. Vehicle depreciation and lease charges declined slightly due to a 5% reduction in car per-unit fleet costs offset by a 4% increase in our average car rental fleet. These year-over-year decreases were partially offset by (i) a $6 million increase in selling, general and administrative expenses primarily related to due-diligence costs associated with the potential acquisition of Dollar Thrifty, increased marketing expense and commission expenditures, (ii) a $5 million increase in restructuring charges and (iii) a $5 million increase in vehicle interest. Third quarter expenses include a $13 million adverse impact from movements in foreign currency exchange rates. As a result of these items and a $28 million increase in our provision for income taxes, our net income increased by $33 million in the three months ended September 30, 2010 compared to the prior-year period.

Our effective tax rate was a provision of 37.5% and 31.3% for third quarter 2010 and 2009, respectively.

Following is a discussion of the results of each of our reportable segments during the three months ended September 30:

	Revenues			Adjusted EBITDA
	2010	2009	% Change	2010	2009	% Change
Domestic Car Rental	$1,127	$1,109	2%	$137	$102	34%
International Car Rental	274	250	10%	62	56	11%
Truck Rental	111	106	5%	19	13	46%
Corporate and Other (a)	—	—	*	(10)	(25)	*

Total Company	$1,512	$1,465		208	146

Less: Non-vehicle related depreciation and amortization				24	26
Interest expense related to corporate debt, net				40	37

Income before income taxes				$144	$83

*	Not meaningful.
(a)

Includes unallocated corporate overhead and the elimination of transactions between segments. For third quarter 2010, includes $5 million of expenses related to the potential acquisition of Dollar Thrifty, and for third quarter 2009, includes an $18 million charge recorded for an adverse litigation judgment against us for a breach- of- contract claim filed in 2003.

Domestic Car Rental

Revenues and Adjusted EBITDA increased $18 million (2%) and $35 million (34%), respectively, in third quarter 2010 compared with third quarter 2009. Revenue increased primarily due to increases in ancillary revenues and our car rental volume. Adjusted EBITDA increased primarily due to increased revenue, lower operating expenses and reduced fleet costs.

The revenue increase of $18 million was comprised of a $14 million (6%) increase in ancillary and other revenues and a $4 million (1%) increase in T&M revenue. The increase in ancillary revenues such as sales of loss damage waivers and rentals of GPS navigation units reflected a 4% increase in car rental days and increased ancillary revenue per day. The $4 million increase in T&M revenue was principally the result of the increase in car rental days, which was offset by a 4% decline in T&M revenue per day.

Adjusted EBITDA benefited from $9 million (3%) of decreased fleet depreciation and lease charges despite a 5% increase in the average size of our domestic fleet, due to a 7% decrease in per-unit fleet costs. Adjusted EBITDA also reflected (i) a $12 million decrease in employee costs, rents and other expenses related primarily to reduced domestic staffing levels and the closure of unprofitable locations and (ii) a $5 million decrease in insurance-related costs. These cost decreases were offset by (i) a $6 million increase in vehicle interest driven by higher outstanding vehicle-backed debt balances during the quarter and (ii) a $5 million increase in restructuring costs.

International Car Rental

Revenues and Adjusted EBITDA increased $24 million (10%) and $6 million (11%), respectively, in third quarter 2010 compared with third quarter 2009, primarily due to increased car rental volumes and improved operating margins, as well as a favorable impact from foreign currency exchange rate movements.

The revenue increase was comprised of a $12 million (7%) increase in T&M revenue and a $12 million (16%) increase in ancillary revenues. The increase in revenue includes a $16 million benefit from foreign currency exchange rates, impacting T&M revenue by $11 million and ancillary revenues by $5 million, and was largely offset in Adjusted EBITDA by an impact on expenses of $13 million. Rental days increased 3% year-over-year, while T&M revenue per day declined 2% excluding foreign-exchange effects.

Adjusted EBITDA reflected an $8 million (15%) increase in fleet depreciation and lease charges and a $10 million (7%) increase in operating expenses, largely due to foreign-exchange effects and a 4% increase in the average size of our international rental fleet. Our per-unit fleet costs increased 4% excluding the impact of currency exchange rates.

Truck Rental

Revenues and Adjusted EBITDA increased $5 million (5%) and $6 million (46%), respectively, in third quarter 2010 compared with third quarter 2009.

The revenue increase was due to T&M revenue, which was driven by a 5% increase in rental days and a 1% increase in T&M revenue per day.

Adjusted EBITDA benefited from the increase in revenues and a $5 million (21%) decline in fleet depreciation, interest and lease charges, reflecting lower per-unit fleet costs and a 10% decline in our average truck rental fleet.

NINE MONTHS ENDED SEPTEMBER 30, 2010 VS. NINE MONTHS ENDED SEPTEMBER 30, 2009

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2010	2009	Change
Net revenues	$3,959	$3,971	$(12)
Total expenses	3,853	3,960	(107)

Income before income taxes	106	11	95
Provision for income taxes	28	9	19

Net income	$78	$2	$76

During the nine months ended September 30, 2010, our net revenues decreased $12 million (0%) principally due to a 3% decrease in T&M revenue in our car rental operations, resulting primarily from a 4% decline in domestic and international car rental days mitigated by a 2% increase in T&M revenue per rental day. The decrease in T&M revenue was partially offset by a 6% increase in ancillary and other revenues, such as sales of loss damage waivers and insurance products, rentals of GPS navigation units, gasoline sales and fees charged to customers. In addition, the decrease in revenue reflected an $84 million favorable effect related to the translation of our international operations’ results into U.S. dollars.

Total expenses decreased $107 million (3%) principally due to (i) a $116 million (11%) decrease in vehicle depreciation and lease charges resulting from an 8% decline in car per-unit fleet costs and a 3% decline in our average car rental fleet and (ii) a $64 million (3%) decrease in direct operating expenses largely resulting from the 4% decrease in car rental days, reduced staffing levels and our other cost-saving actions, and from the $18 million charge recorded in third quarter 2009 for an adverse litigation judgment. These year-over-year decreases were partially offset by (i) a $40 million expense related to the extinguishment of a portion of our corporate debt and associated interest rate swaps, which occurred in first quarter 2010, (ii) a $17 million increase in selling, general and administrative expenses primarily related to marketing and commission expenditures and due-diligence costs associated with the potential acquisition of Dollar Thrifty, (iii) a $15 million increase in vehicle interest, and (iv) an $8 million increase in interest expense on corporate debt. The decrease in total expenses includes an adverse impact from foreign currency exchange rates of $65 million. As a result of these items, offset by a $19 million increase in our provision for income taxes, our net income increased by $76 million in the nine months ended September 30, 2010 compared to the prior-year period.

Our effective tax rate was a provision of 26.4% for the nine months ended September 30, 2010, which differed from the U.S. federal statutory rate primarily due to a benefit relating to additional tax depreciation within the Company’s operations in Australia. For the nine months ended September 30, 2009, our effective tax rate was a provision of 81.8%, which was primarily due to foreign withholding taxes and the differences in the amount of stock-based compensation recorded for book and tax purposes.

Following is a discussion of the results of each of our reportable segments during the nine months ended September 30:

	Revenues			Adjusted EBITDA
	2010	2009	% Change	2010	2009	% Change
Domestic Car Rental	$2,989	$3,100	(4%)	$205	$128	60%
International Car Rental	687	597	15%	124	93	33%
Truck Rental	282	273	3%	30	12	150%
Corporate and Other (a)	1	1	*	(21)	(36)	*

Total Company	$3,959	$3,971		338	197

Less: Non-vehicle related depreciation and amortization				70	71
Interest expense related to corporate debt, net:
Interest expense				122	114
Early extinguishment of debt				40	—
Impairment (b)				—	1

Income before income taxes				$106	$11

*	Not meaningful.
(a)

Includes unallocated corporate overhead and the elimination of transactions between segments. For 2010, includes $8 million of expenses related to the potential acquisition of Dollar Thrifty, and for 2009, includes an $18 million charge related to an adverse litigation judgment against us for a breach-of-contract claim filed in 2003.

(b)	In first quarter 2009, we recorded an approximately $1 million charge for the impairment of an investment.

Domestic Car Rental

Revenues decreased $111 million (4%) during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to decreased car rental volumes, while Adjusted EBITDA increased $77 million (60%), primarily due to lower operating and fleet costs.

The revenue decrease was comprised of a $126 million (5%) decrease in T&M revenue and a $15 million (2%) increase in ancillary and other revenues. The decrease in T&M revenue was principally the result of a 5% decrease in rental days and a 1% decrease in T&M revenue per day. Ancillary and other revenues, such as GPS navigation unit rentals and sales of loss damage waiver and insurance products, increased 7% on a per-rental-day basis.

We continued to achieve significant cost savings during the nine months ended September 30, 2010 as a result of our cost-saving initiatives. Adjusted EBITDA benefited from $121 million (13%) of decreased fleet depreciation and lease charges, reflecting a 10% decrease in per-unit fleet costs and a 3% decrease in the average size of our domestic rental fleet. Adjusted EBITDA also reflected a $66 million (3%) decrease in operating expenses, including (i) a $64 million decrease in expenses related to car rental volume including maintenance and damage, agency operator commissions, credit card fees, and other costs and (ii) a $29 million decrease in employee costs, rents and other expenses related primarily to reduced staffing levels and the closure of unprofitable locations. These cost decreases were partially offset by a $21 million increase in vehicle interest primarily driven by higher year-over-year outstanding vehicle-backed debt balances, and a $12 million increase in gasoline expense.

International Car Rental

Revenues and Adjusted EBITDA increased $90 million (15%) and $31 million (33%), respectively, in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, primarily due to the impact of foreign currency exchange movements and lower fleet depreciation and lease charges on a constant-currency basis.

The revenue increase was comprised of a $54 million (13%) increase in T&M revenue and a $36 million (19%) increase in ancillary and other revenues. The total increase in revenue includes an $84 million increase related to foreign currency exchange rates, impacting T&M revenue by $57 million and ancillary and other revenues by $27 million, and was largely offset in Adjusted EBITDA by the impact of exchange-rate movements on expenses of $65 million. The increase in T&M revenue was principally driven by a 15% increase in T&M revenue per rental day (1% excluding exchange-rate effects), offset by a 2% decrease in rental days.

Adjusted EBITDA reflected a $47 million (13%) increase in operating expenses and a $12 million (9%) increase in fleet depreciation and lease charges, primarily due to foreign-exchange effects. Our per-unit fleet costs decreased 3% excluding the impact of currency exchange rates and the average size of our international rental fleet decreased 2%.

Truck Rental

Revenues and Adjusted EBITDA increased $9 million (3%) and $18 million, respectively, in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.

The revenue increase was comprised of an $8 million (4%) increase in T&M revenue and a $1 million increase in ancillary revenues. The increase in T&M revenue was principally the result of a 2% increase in rental days and a 2% increase in T&M revenue per day. Adjusted EBITDA benefited from the increase in revenue and a $12 million (18%) decline in fleet depreciation, interest and lease charges reflecting lower per-unit fleet costs and a 9% decline in our average truck rental fleet.

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

FINANCIAL CONDITION

	September 30, 2010	December 31, 2009	Change
Total assets exclusive of assets under vehicle programs	$3,108	$3,571	$(463)
Total liabilities exclusive of liabilities under vehicle programs	3,604	4,033	(429)
Assets under vehicle programs	7,593	6,522	1,071
Liabilities under vehicle programs	6,724	5,838	886
Stockholders’ equity	373	222	151

Total assets exclusive of assets under vehicle programs decreased $463 million principally due to (i) a $551 million decrease in other current assets primarily related to a $580 million decrease in receivables due from Realogy and Wyndham principally related to the conclusion of the Internal Revenue Services (“IRS”) audit with respect to its examination of the Company’s taxable years 2003 through 2006, the year of the Cendant Separation, for which we were entitled to indemnification by Realogy and Wyndham, (ii) a $53 million decrease in deferred income taxes and (iii) a $24 million decrease in property and equipment. These decreases were partially offset by (i) a $141 million increase in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows”) and (ii) a $27 million increase in accounts receivable.

Total liabilities exclusive of liabilities under vehicle programs decreased $429 million primarily due to a $462 million decrease in tax liabilities principally related to the conclusion of the IRS audit and partially offset by a $39 million increase in accounts payable.

Assets under vehicle programs increased approximately $1.1 billion mainly due to an approximately $1.1 billion increase in our net vehicles, related mainly to the seasonal increase in the size of our domestic car rental fleet from December 31, 2009, offset by a $114 million decrease in our program cash mainly due to the repayment of certain term notes that reached maturity.

Liabilities under vehicle programs increased $886 million reflecting additional borrowing to support the seasonal expansion in our Domestic vehicle rental fleet described above. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $151 million primarily due to $78 million of net income for the nine months ended September 30, 2010 and a $79 million increase in accumulated other comprehensive income resulting from (i) a $35 million increase in currency translation, (ii) the reclassification of $22 million of unrealized losses on our interest rate swaps to earnings, primarily all in connection with the extinguishment of a portion of our floating rate term loan in first quarter 2010, and (iii) $22 million of net unrealized gains on our cash flow hedges. The change in stockholders’ equity also included a $16 million decrease related to the conclusion of the IRS audit.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

Cash Flows

At September 30, 2010, we had $623 million of cash on hand, an increase of $141 million from $482 million at December 31, 2009. The following table summarizes such increase:

	Nine Months Ended September 30,
	2010	2009	Change
Cash provided by (used in):
Operating activities	$1,338	$1,250	$88
Investing activities	(2,016)	420	(2,436)
Financing activities	813	(1,487)	2,300
Effect of exchange rate changes	6	29	(23)

Net change in cash and cash equivalents	$141	$212	$(71)

During the nine months ended September 30, 2010, we generated $88 million more cash from operating activities compared with the same period in 2009. The change principally resulted from the reimbursement from Wyndham for the use of certain of our tax attributes in connection with the conclusion of the IRS audit and improved operating results.

We used approximately $2.4 billion more cash in investing activities during the nine months ended September 30, 2010 compared with the same period in 2009. This change primarily reflects the activities of our vehicle programs, which (i) used approximately $1.5 billion more cash to purchase additional vehicles in the current year due to a larger seasonal increase in our fleet for 2010 and (ii) received $979 million less in proceeds from the disposition of vehicles due to reduced vehicle sales. We anticipate that our capital expenditures will approximate $60-70 million in 2010.

We generated approximately $2.3 billion more cash from financing activities during the nine months ended September 30, 2010 compared with the same period in 2009. This change primarily reflects an approximately $2.4 billion net increase in cash provided from our vehicle programs’ financing activities to fund the seasonal acquisition of the vehicles discussed above.

Debt and Financing Arrangements

At September 30, 2010, we had approximately $7.4 billion of indebtedness (including corporate indebtedness of approximately $2.1 billion and debt under vehicle programs of approximately $5.3 billion).

Corporate indebtedness consisted of:

	Maturity	As of September 30, 2010	As of December 31, 2009	Change
Floating rate term loan (a)	April 2012	$52	$778	$(726)
Floating rate term loan (a)	April 2014	271	—	271
Floating rate notes	May 2014	250	250	—
7 5/8 % notes	May 2014	375	375	—
3 1/2 % convertible notes	October 2014	345	345	—
7 3/4 % notes	May 2016	375	375	—
9 5/8 % notes	March 2018	444	—	444

		2,112	2,123	(11)
Other		16	8	8

		$2,128	$2,131	$(3)

(a)

The floating rate term loans and our revolving credit facilities are secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by our domestic subsidiaries, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property. In March 2010, we repaid $451 million of outstanding indebtedness under our floating rate term loan and the term loan outstanding subsequent to such repayment was amended with $52 million maturing in April 2012 and the balance maturing in April 2014. The floating rate term loan due 2012 bears interest at three month LIBOR plus 375 basis points, for a rate of 4.04% at September 30, 2010, and the floating rate term loan due 2014 bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at September 30, 2010.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of September 30, 2010	As of December 31, 2009	Change
Debt due to Avis Budget Rental Car Funding (a)	$4,571	$3,660	$911
Budget Truck financing:
Budget Truck Funding program	223	220	3
Capital leases	12	31	(19)
Other	471	463	8

	$5,277	$4,374	$903

(a)	The increase reflects increased borrowings within Domestic Car Rental operations primarily due to a seasonal increase in the size of our domestic car rental fleet.

As of September 30, 2010, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2011 (a) (c)	$192	$—	$73	$119
Revolving credit facility maturing 2013 (b) (c)	983	—	374	609

(a)	This revolving credit facility expires in April 2011 and bears interest of one month LIBOR plus 400 basis points.
(b)

This revolving credit facility, which is the portion of the pre-existing revolving credit facility that was amended in March 2010 to extend its maturity by two years (to April 2013), bears interest of one month LIBOR plus 450 basis points.

(c)

The senior credit facilities, which encompass the floating rate term loans and the revolving credit facilities, are secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by our domestic subsidiaries, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

The following table presents available funding under our debt arrangements related to our vehicle programs at September 30, 2010:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,671	$4,571	$1,100
Budget Truck financing
Budget Truck Funding program (c)	223	223	—
Capital leases (d)	12	12	—
Other (e)	729	471	258

	$6,635	$5,277	$1,358

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.2 billion of underlying vehicles and related assets. Capacity excludes any intercompany arrangements.
(c)	The outstanding debt is collateralized by approximately $361 million of underlying vehicles and related assets.
(d)	These capital leases are collateralized by approximately $17 million of underlying vehicles.
(e)	The outstanding debt is collateralized by approximately $1.0 billion of underlying vehicles and related assets.

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

As discussed above, as of September 30, 2010, we have cash and cash equivalents of $623 million, available capacity under our revolving credit facilities of $728 million, and available borrowing capacity under our vehicle programs of approximately $1.4 billion.

During October 2010, we completed an offering of $400 million of 8.25% Senior Notes due 2019. We intend to use the proceeds of this offering to fund the proposed acquisition of Dollar Thrifty and/or to repay outstanding corporate indebtedness. Additional corporate indebtedness may be required to complete the proposed acquisition.

Our liquidity position may be negatively affected by financial market disruptions or adverse economic conditions in the U.S. and worldwide economies, which could result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors could affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, factors that could impact our liquidity include (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Ford Motor Company, Hyundai Motor America, Chrysler Group LLC or Kia Motors America, Inc., being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation and Distribution Agreement and the Tax Sharing Agreement, entered into in connection with the Cendant Separation. Financial guaranty firms Ambac Assurance Corporation,

MBIA Insurance Corporation and Assured Guaranty Corp. currently provide financial guarantees for approximately $900 million (expiring in 2012), $600 million (expiring in 2011) and $250 million (expiring in 2012), respectively, of our domestic term asset-backed car rental financing. Certain insolvency events by these financial guarantors would result in principal of the related financings being required to be repaid sooner than anticipated.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. The financial covenants of our senior credit facilities include maximum leverage and minimum coverage ratio requirements. As of September 30, 2010, we were in compliance with the financial covenants of our senior credit facilities. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2009 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2009 Form 10-K with the exception of our commitment to purchase vehicles, which increased by approximately $500 million from December 31, 2009 to approximately $4.7 billion at September 30, 2010. We have finalized the majority of our purchase commitments with manufacturers for model-year 2011 vehicles. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

During 2010, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	ASU No. 2009-16, “Accounting for Transfers of Financial Assets”

•	ASU No. 2009-17, “Accounting by Enterprises Involved with Variable Interest Entities”

•	ASU No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”

•	ASU No. 2010-06, “Fair Value Measurements and Disclosures”, except for certain disclosure requirements that will be adopted on January 1, 2011, as required

For detailed information regarding these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates and foreign currency exchange rates. We used September 30, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our earnings, fair values and cash flows would not be material.

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

We have submitted an offer to purchase Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”) for a combination of $45.79 in cash (which would include the proceeds of a pre-closing special dividend to be paid by Dollar Thrifty) and 0.6543 shares of our common stock per Dollar Thrifty share, or approximately $1.5 billion in aggregate (based on the price of our common stock on October 6, 2010). We expect that the cash portion of our offer would be funded through a combination of available cash and debt financing. While we have reaffirmed our commitment to diligently pursue antitrust clearance, as well as our commitment to continue to pursue the proposed acquisition of Dollar Thrifty, there can be no assurance as to the timing or outcome of the efforts to secure antitrust clearance for the proposed acquisition of Dollar Thrifty, that any agreement with respect to a transaction will be reached, or as to the timing or terms thereof.

In addition to the risks we face in connection with acquisitions and indebtedness generally as described under Item 1A of our 2009 Annual Report on Form 10-K, we face risks associated with the proposed acquisition of Dollar Thrifty, each of which may have an adverse impact on our business, financial condition, operating results and prospects. Such risks include: our level of indebtedness and/or our cost of indebtedness following an acquisition of Dollar Thrifty will be higher than our existing indebtedness and/or cost of indebtedness and may subject us to additional restrictive covenants; any issuance of our shares in such an acquisition will result in dilution to our existing stockholders; our credit ratings may be adversely affected, which may impact the cost of future borrowings; the need for required approvals, including regulatory approvals and approval, if any, by Dollar Thrifty’s shareholders, may delay, prevent or otherwise adversely impact an acquisition of Dollar Thrifty or impose conditions that could require divestitures and otherwise have an impact on our business; the market price of our common stock or other securities may decline as a result of a proposed or actual acquisition of Dollar Thrifty; and a proposed or actual acquisition of Dollar Thrifty, or our failure to complete such an acquisition, may result in our being subject to unknown liabilities and litigation.

In the event we consummate the proposed acquisition of Dollar Thrifty, we may not be able to successfully integrate Dollar Thrifty or realize the potential benefits of the proposed acquisition, which could cause our business to suffer.

We may not be able to combine successfully the operations of Dollar Thrifty with our operations if the proposed acquisition of Dollar Thrifty is consummated and, even if such integration is accomplished, the potential benefits of the proposed acquisition of Dollar Thrifty may be less than we currently expect, or may not be realized at all. The integration of Dollar Thrifty with our operations will require significant attention from management and may impose substantial demands on our operations or other projects. The difficulties of integrating Dollar Thrifty’s operations with our operations, include, among other things:

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between Dollar Thrifty’s structures and our structures;

•	limitations prior to the consummation of the acquisition on our ability to work with Dollar Thrifty management to develop an integration plan;

•	the increased scope and complexity of our operations;

•	the retention of key employees;

•	provisions in our and Dollar Thrifty’s contracts with third parties that limit our flexibility to take certain actions;

•	the consolidation of corporate and administrative infrastructures; and

•	the possibility of costs or inefficiencies associated with the integration of operations of the combined company.

Any of these factors could cause delays or increased costs of combining the companies could adversely affect our operations, financial results and liquidity.

We may also incur costs and divert management attention through our pursuit of the proposed acquisition of Dollar Thrifty. Despite our due diligence investigation of Dollar Thrifty, there may be liabilities of Dollar Thrifty that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible. Our ability to consummate the proposed acquisition of Dollar Thrifty on terms that are favorable to us may also be limited by internal demands on our resources and our ability to obtain financing.

We must obtain governmental and regulatory consents to consummate the proposed acquisition of Dollar Thrifty, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the proposed acquisition, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the combination contemplated by the proposed acquisition.

The proposed acquisition of Dollar Thrifty is conditioned on the receipt of all material governmental authorizations, consents, orders and approvals, including U.S. antitrust clearance. If we do not receive these approvals, or do not receive them on terms that satisfy the conditions set forth in any definitive acquisition agreement, or offer, then we will not be obligated to consummate the proposed acquisition of Dollar Thrifty.

The governmental agencies from which we will seek these approvals have broad discretion in administering the governing regulations. As a condition to their approval of the proposed acquisition of Dollar Thrifty, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the proposed acquisition of Dollar Thrifty and/or may reduce the anticipated benefits of the combination contemplated by the proposed acquisition of Dollar Thrifty. Further, no assurance can be given that the required consents and approvals will be obtained, and, if all required consents and approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals. Such terms and conditions could result in a failure to complete the proposed acquisition of Dollar Thrifty or have a material adverse effect on the business and results of operations of the combined company.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: November 5, 2010	/s/ David B. Wyshner
David B. Wyshner Executive Vice President and Chief Financial Officer

Date: November 5, 2010	/s/ Brett D. Weinblatt
Brett D. Weinblatt Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated Bylaws of Avis Budget Group, Inc. (as of November 5, 2009) (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 5, 2009).

4.1	Indenture dated as of October 15, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 18, 2010).

4.2	Form of 8.25% Senior Notes Due 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 18, 2010).

10.1	Third Amendment, dated as of July 21, 2010, to the Credit Agreement dated as of April 19, 2006, as amended by the First Amendment dated as of December 23, 2008 and the Second Amendment dated March 10, 2010, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of America, N.A., Credit Agricole Corporate & Investment Bank New York Branch (formerly known as Calyon) and Citicorp USA, Inc. as documentation agents, Wachovia Bank, National Association as co-documentation agent, Deutsche Bank Securities Inc. as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and Citigroup Global Markets Inc., as arranger of the Amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2010).

10.2	Approval Letter dated July 21, 2010 between Avis Budget Rental Car Funding (AESOP) LLC and certain noteholders listed as parties thereto, pursuant to the terms of the Series 2008-1 Supplement to the Amended and Restated Base Indenture (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2010).

10.3	Approval Letter dated July 21, 2010 between Avis Budget Rental Car Funding (AESOP) LLC and certain noteholders listed as parties thereto, pursuant to the terms of the Series 2009-3 Supplement to the Amended and Restated Base Indenture (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2010).

10.4	Avis Budget Car Rental 2011 Model Year Program Letter dated August 12, 2010 between Avis Budget Car Rental, LLC and Ford Motor Company** (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 13, 2010).

10.5	Trust Indenture, dated as of August 26, 2010, among WTH Car Rental ULC and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.6	Series 2010-1 Indenture Supplement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.7	Series 2010-2 Indenture Supplement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.8	Series 2010-3 Indenture Supplement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.9	Administration Agreement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.10	Master Motor Vehicle Lease Agreement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.11	Fifth Amended and Restated Limited Partnership Agreement, dated as of August 26, 2010, among Aviscar Inc., as general partner, Budgetcar Inc., as general partner, and 2233516 Ontario Inc., as limited partner (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.12	Agreement dated August 27, 2010 between Avis Budget Car Rental, LLC and General Motors** (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2010).

10.13	Purchase Agreement, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, AB Car Rental Service, Inc., ARACS LLC, Avis Asia and Pacific, Limited, Avis Car Rental Group, LLC, Avis Caribbean, Limited, Avis Enterprises, Inc., Avis Group Holdings, LLC, Avis International, Ltd., Avis Operations, LLC, Avis Rent A Car System, LLC, PF Claims Management, Ltd., PR Holdco, Inc., Wizard Co., Inc., BGI Leasing, Inc., Budget Rent A Car System, Inc., Budget Truck Rental LLC, Runabout, LLC, Wizard Services, Inc. and Citigroup Global Markets Inc. for itself and on behalf of the several initial purchasers, dated October 7, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2010).

10.14	Fourth Amendment, dated October 6, 2010 to the Credit Agreement dated as of April 19, 2006, as amended by the First Amendment dated as of December 23, 2008, the Second Amendment dated as of March 10, 2010 and the Third Amendment dated as of July 21, 2010 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of America, N.A., Credit Agricole Corporate & Investment Bank New York Branch (formerly known as Calyon) and Citicorp USA, Inc., as documentation agents, Wachovia Bank, National Association, as co-documentation agent, Deutsche Bank Securities Inc. as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8- K dated October 12, 2010).

10.15	Approval Letter dated October 7, 2010 between Avis Budget Rental Car Funding (AESOP) LLC and certain noteholders listed as parties thereto, pursuant to the terms of the Series 2008-1 Supplement to the Amended and Restated Base Indenture (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 12, 2010).

10.16	Approval Letter dated October 7, 2010 between Avis Budget Rental Car Funding (AESOP) LLC and certain noteholders listed as parties thereto, pursuant to the terms of the Series 2009-3 Supplement to the Amended and Restated Base Indenture (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 12, 2010).

10.17	Registration Rights Agreement, dated October 15, 2010, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Citigroup Global Markets Inc., and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2010).

10.18	Second Amended and Restated Series 2008-1 Supplement, dated as of October 22, 2010, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, JPMorgan Chase Bank, N.A., as administrative agent, the non-conduit purchasers, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2008-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

10.19	Series 2010-6 Supplement, dated as of October 22, 2010, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, JPMorgan Chase Bank, N.A., as administrative agent, the non-conduit purchasers, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

10.20	Series 2010-4 Supplement, dated as of October 28, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-4 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

10.21	Series 2010-5 Supplement, dated as of October 28, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2010-5 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Avis Budget Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2010 and 2009, (ii) Consolidated Condensed Balance Sheets as of September 30, 2010 and December 31, 2009, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as block of text***.

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	The Company has applied for confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.