Form 10-K
period 2010-12-31
AVIS BUDGET GROUP, INC.
filed 2011-02-24
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO. 1-10308

AVIS BUDGET GROUP, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	06-0918165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 SYLVAN WAY PARSIPPANY, NJ	07054
(Address of principal executive offices)	(Zip Code)

973-496-4700

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, Par Value $.01	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2010 was $1,001,279,006 based on the closing price of our common stock on the New York Stock Exchange. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares outstanding of the Registrant’s common stock was 103,654,955 as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be mailed to stockholders in connection with the Registrant’s annual stockholders’ meeting scheduled to be held on May 20, 2011 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

•

the results of operations or financial condition of the manufacturers of our cars, which could impact their ability to perform their payment obligations under the agreements we have with them, including repurchase and/or guaranteed depreciation arrangements, and/or their willingness or ability to make cars available to us or the rental car industry as a whole on commercially reasonable terms or at all;

•	any reduction in travel demand, including any reduction in airline passenger traffic;

•	any weakness in economic conditions generally, including in the housing market, particularly during our peak season or in key market segments;

•	our ability to continue to achieve and maintain cost savings and successfully implement our business strategies;

•

our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market consistent with current costs, and the financial condition of financial-guaranty firms that have insured a portion of our outstanding vehicle-backed debt;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the locations in which we operate;

•	our dependence on third-party distribution channels, third-party suppliers of other services and co-marketing arrangements with third parties;

•

our ability to utilize derivative instruments, and the impact of derivative instruments we currently utilize, which can be affected by fluctuations in interest rates and exchange rates, changes in government regulations and other factors;

•	our ability to accurately estimate our future results;

•	a major disruption in our communication networks or information systems;

•	our exposure to uninsured claims in excess of historical levels;

•	our failure or inability to comply with regulations or contractual obligations or any changes in regulations or contractual obligations, including with respect to personally identifiable information;

•	any impact on us from the actions of our licensees, dealers and independent contractors;

•	substantial increases in the cost, or decreases in the supply, of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business;

•	risks related to our indebtedness, including our substantial amount of debt and our ability to incur substantially more debt;

•	our ability to meet the financial and other covenants contained in the agreements governing our indebtedness;

•

the terms of agreements among us and our former real estate, hospitality and travel distribution businesses following the separation of those businesses from us during third quarter 2006, particularly with respect to the allocation of assets and liabilities, including contingent liabilities and guarantees, the ability of each of the separated companies to perform its obligations, including its indemnification obligations, under these agreements, and the former real estate business’ right to control the process for resolving disputes related to contingent liabilities and assets;

•	risks associated with litigation involving the Company;

•	risks related to tax obligations;

•	the effect of future changes in accounting standards;

•

risks related to the proposed acquisition of Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”), including the timing to consummate such acquisition, the ability and timing to obtain required regulatory approvals and financing (and any conditions thereto), the expected incurrence of incremental indebtedness to help fund the acquisition, our ability to promptly and effectively integrate the businesses of Dollar Thrifty and Avis Budget Group, and the impact of pending or future litigation relating to any potential acquisition; and

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

Except as expressly indicated or unless the context otherwise requires, the “Company”, “Avis Budget”, “we”, “our” or “us” means Avis Budget Group, Inc., and its subsidiaries and “Avis Budget Car Rental” or “ABCR” means Avis Budget Car Rental, LLC, and its subsidiaries, the companies that comprise our vehicle rental operations. “Avis” and “Budget” refer to our Avis and Budget operations, respectively, and do not include the operations of our licensees, including Avis Europe and its affiliates, as further discussed below.

Overview

We operate two of the most recognized brands in the global vehicle rental industry through Avis and Budget. Avis is a leading rental car supplier positioned to serve the premium commercial and leisure segments of the travel industry and Budget is a leading rental car supplier focused primarily on more value-conscious segments of the industry. We are a leading vehicle rental operator in North America, Australia, New Zealand and certain other regions we serve and our licensees operate the Avis and Budget brands in more than 100 countries throughout the world. We generally maintain a leading share of airport car rental revenue and we operate one of the leading truck rental businesses in the United States.

Our car rental business enjoys significant benefits from operating two distinct brands that target different industry segments but share the same fleet, maintenance facilities, systems, technology and administrative infrastructure. We believe that Avis and Budget both enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand. In 2010, we generated total revenues of $5,185 million. The Avis, Budget and Budget Truck brands accounted for approximately 62%, 31% and 7% of our revenue, respectively, in 2010.

On average, our rental fleet totaled more than 345,000 vehicles, and we completed more than 22 million vehicle rental transactions worldwide in 2010. In the United States, in 2010, we derived approximately 81% of our nearly $4.0 billion in total car rental revenue from on-airport locations and approximately 19% of our revenue from off-airport locations, which we refer to as our local market business. We also license the use of the Avis and Budget trademarks to licensees in areas in which we do not operate directly. Our brands have an extended global reach that include more than 10,000 car and truck rental locations throughout the world, including approximately 2,000 company-operated car rental locations primarily in the United States, Canada, Australia, New Zealand and Argentina and approximately 5,800 car rental locations operated by licensees. We rent our fleet of approximately 27,000 Budget trucks through a network of approximately 2,250 dealer-operated and 200 company-operated locations throughout the continental United States.

Segment Information

We categorize our operations in three operating segments: domestic car rental, consisting of our Avis and Budget U.S. car rental operations; international car rental, consisting of our international Avis and Budget vehicle rental operations; and truck rental, consisting of our Budget truck rental operations in the United States. In 2010:

•

Domestic car rental.  Our domestic car rental segment generated approximately 71 million rental days and average time and mileage revenue per day of $41.70 with an average rental fleet of approximately 268,000 vehicles;

•

International car rental.  Our international car rental segment generated approximately 13 million rental days and average time and mileage revenue per day of $47.75 with an average rental fleet of approximately 51,000 vehicles; and

•	Truck rental. Our truck rental segment generated approximately 4 million rental days and average time and mileage revenue per day of $73.06 with an average rental fleet of approximately 27,000 trucks.

In 2010, while our rental day volumes increased modestly as travel demand began to rebound from the recent recession, our earnings increased substantially. To position our company for improving economic conditions, we continued the implementation of our five-point cost-reduction and efficiency-improvement plan, which we introduced in November 2008, and our Performance Excellence process improvement initiative to reduce expenses. The five-point plan has enabled us to realize cost savings since its initial implementation through:

•	Reductions in operating and selling, general and administrative expenses, including staff reductions in 2008, 2009 and 2010, many of which were trimmed from fixed and semi-fixed overhead;

•

A review of location, segment and customer profitability to identify and respond appropriately to unprofitable aspects of our businesses, which positively impacted our profit per transaction and our overall profitability but negatively impacted volume;

•	Targeted price increases and changes to our sales, marketing and affinity programs in order to improve revenue per day and overall profitability;

•	Reductions in fleet costs and further consolidation of purchasing programs; and

•	Further consolidation of customer-facing and back-office functions and locations across our operations.

In 2010, we not only completed more than 22 million vehicle rental transactions worldwide, but also made significant progress toward our strategic objectives. We retained approximately 99% of our commercial contracts and maintained, expanded or entered into new marketing alliances with key marketing partners, including with several major airlines. In 2010, Avis was again named the leading car rental company in customer loyalty by the Brand Keys Customer Loyalty Engagement Index and was also named North America’s Leading Car Hire and World’s Leading Business Car Rental Company for the fifth consecutive year by the World Travel Awards. We achieved significant increases in customer satisfaction, as measured by post-transaction surveys completed by more than 500,000 of our customers in 2010. We also continued our long-standing tradition of being an innovator in the car rental industry, piloting automated check-out kiosks, offering portable satellite radio rentals and delivering more than 7 million electronic receipts to our customers. In 2010, as a result of our continued focus on car class upgrades and sales of ancillary products and services, we increased the revenues per rental day that we generate from car class upgrades, where2 GPS navigation unit rentals, loss damage waivers and insurance products, and other ancillary services.

In 2010, we maintained a diverse car rental fleet, in which no vehicle manufacturer represented more than 28% of our 2010 U.S. fleet purchases and we continued to adjust our fleet levels to be consistent with demand. We continue to utilize sophisticated yield-management technology to optimize our pricing and fleet planning, and we continue to analyze and streamline our operations to gain efficiencies. In addition, our more than 21,000 employees continue to provide reliable, high-quality vehicle rental services that foster customer satisfaction and customer loyalty.

Market Conditions and Outlook

For 2011, our objective is to focus on growing our business profitably, strengthening our position as a leading provider of vehicle rental services and maintaining and enhancing efficiencies achieved through process improvement and other actions. We expect to achieve our goals by focusing our efforts on the following core strategic initiatives:

•

Optimizing Our Two-Brand Strategy.  We plan to continue to position our two distinct and well-recognized brands to focus on different segments of customer demand. With Avis as a premium brand preferred more by corporate and upscale leisure travelers, and Budget as a mid-tier brand preferred more by value-conscious travelers, we believe we are able to target a broad range of demand, particularly since the two brands share the same operational and administrative infrastructure while providing differentiated though consistently high levels of customer service. We aim to provide products, service and pricing, to use various marketing channels and to maintain marketing affiliations and corporate account contracts, which complement each brand’s positioning. In 2011, we plan to invest in our brands through expanded television, print and on-line and off-line marketing, and other efforts.

•

Expanding Our Revenue Sources.  We plan to continue to focus on promoting car class upgrades, adjusting our mix of vehicles to match customer demand, expanding our ancillary revenues by offering additional products and services to on- and off-airport customers and increasing, where appropriate, our recovery from our customers of costs imposed on us by third parties. Opportunities for ancillary revenue growth include adding sales of additional insurance coverages and insurance-related and other ancillary products and services, such as electronic toll collection services, satellite radio and our where2 GPS navigation product, to the rental transactions of an increasing percentage of our renters. We also plan to achieve incremental growth in revenue from small business and international customers.

•

Capturing Incremental Profit Opportunities.  We plan to continue our focus on yield management and pricing optimization and seek to increase the time and mileage rental fees we earn per rental day. We have implemented technology that strengthens our yield management and that enables us to tailor our product/price offerings to specific customer segments. We expect to continue to adjust our pricing to bolster profitability and match changes in demand. In addition, we believe the expansion of our revenue sources (discussed above) should permit us to generate incremental profits from our customer base, while at the same time enhancing our customers’ vehicle rental experience. We plan to intensify our efforts to build customer loyalty, and reduce customer acquisition costs, through our Customer Led, Service Driven™ program that is intended to enhance our customers’ rental experience, from reservation to return.

•

Controlling Costs and Promoting Efficiencies.  We have continued our efforts to rigorously control costs. We have taken aggressive action to reduce expenses throughout the organization, through a five-point cost-reduction and efficiency-improvement plan as described above. In addition, we continue to develop and implement our Performance Excellence process improvement initiative to increase efficiencies, reduce operating costs and create sustainable cost savings using LEAN, Six Sigma and other tools. This initiative has generated substantial savings since its implementation and should continue to provide benefits in 2011. We have also implemented technology solutions, including self-service voice reservation technology and fleet optimization technologies, to reduce costs, and we will continue to pursue innovative solutions to support our strategic initiatives. We believe such steps will continue to aid our financial performance.

•

Mitigating Risks.  We expect to continue to face challenges, as demand for travel services is not likely to return in 2011 to the levels experienced before the economic recession, and we operate in a highly competitive industry. We seek to mitigate our exposure to risks in numerous ways, including the actions described above, and through continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet and our operations, and adjustments in the size, nature and terms of our relationships with vehicle manufacturers.

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

We acquired the Avis brand in 1996, Avis’ capital stock in 2001, and the Budget brand and substantially all of the domestic and certain international assets of Budget’s predecessor in 2002. We were created through a merger with HFS Incorporated in December 1997 with the resultant corporation being renamed Cendant Corporation. On August 23, 2006, Cendant completed a separation into four separate companies (the “Separation”), one for each of its former Real Estate Services businesses (Realogy Corporation), its former Hospitality Services businesses (Wyndham Worldwide Corporation), its former Travel Distribution Services businesses (Travelport) and its Vehicle Rental businesses (Cendant, now Avis Budget Group). Following completion of the Separation, Cendant changed its name to Avis Budget Group, Inc. Our common stock currently trades on the NASDAQ Global Select Market under the symbol “CAR”.

In addition to our vehicle rental operations, we continue to manage the administration of certain legacy items which remain following the completion of the Separation. In connection with the Separation, we entered into certain agreements, including the Separation and Distribution Agreement dated as of July 27, 2006 (the “Separation Agreement”), with Realogy, Wyndham and Travelport governing our relationships following the separation, including the assumption by Realogy and Wyndham of 62.5% and 37.5%, respectively, of certain contingent and other liabilities of Cendant.

Car rental business

Operations—Avis

We operate or license the Avis car rental system (the “Avis System”), which is comprised of approximately 5,050 locations worldwide and represents one of the largest car rental systems in the world. The Avis System encompasses locations at most of the largest airports and cities in the United States and internationally.

We operate approximately 1,250 Avis car rental locations in both the on-airport and local rental segments in North America, Australia, New Zealand, Latin America and the Caribbean. In 2010, our Avis operations generated total revenue of approximately $3.2 billion, of which approximately 80% (or $2.6 billion) was derived from U.S. operations. The Avis System in Europe, Africa, the Middle East and parts of Asia is primarily operated under royalty-free license agreements with a subsidiary of Avis Europe plc (“Avis Europe”), an independent third party, which generally expire in 2036, and is comprised of approximately 2,900 locations (as disclosed by Avis Europe) operated by Avis Europe and its sub-licensees. In addition, we license the Avis System to other independent business owners in approximately 900 locations throughout the United States, Canada, Latin America, the Caribbean, Australia, New Zealand and parts of Asia. In 2010, approximately 95% of the Avis System total U.S. revenue was generated by our locations and the remainder was generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that make up the Avis System:

Avis System Locations *

	U.S.	International	Total
Company-operated locations	950	300	1,250
Licensee locations	300	3,500	3,800

Total Avis System Locations	1,250	3,800	5,050

*	Location counts are approximate.

In 2010, Avis derived approximately 60% and 40% of its U.S. time and mileage revenue from commercial and leisure customers, respectively, and 79% and 21% of its U.S. revenue from customers renting at airports and locally, respectively.

The Avis brand provides high-quality car rental services at price points generally above non-branded and value-branded national car rental companies. We offer Avis customers a variety of premium services, including:

•	Avis Preferred, a counter bypass program, which is available at major airport locations;

•	where2, a navigation system that features Bluetooth hands-free calling and MP3 playback capability;

•	Avis Cool Cars, a line of fun-to-drive vehicles such as the Chevrolet Camaro, Ford Mustang, Cadillac CTS and Chevrolet Corvette;

•	Availability of eco-friendly vehicles, such as gas/electric hybrid vehicles or the Chevrolet Cruze, which has an EPA-estimated highway fuel economy of 36 miles per gallon;

•	Roving Rapid Return, wireless technology which permits customers who are returning vehicles to obtain a printed charge record from service agents at the vehicle as it is being returned;

•	Emergency roadside assistance, and a 100% smoke-free car rental fleet;

•	Amenities such as Avis Blast, a portable satellite radio product, and Avis Access, a full range of special products and services for drivers and passengers with disabilities;

•

Avis Interactive, a proprietary management tool that allows corporate clients to easily view and analyze their rental activity via the Internet, permitting these clients to better manage their travel budgets and monitor employee compliance with applicable travel policies; and

•	Avis First, a customer loyalty program that rewards customers with additional benefits for frequent rentals.

Operations—Budget

We operate or license the Budget vehicle rental system (the “Budget System”), which is comprised of approximately 2,750 car rental locations and represents one of the largest car rental systems in the world. The Budget System encompasses locations at most of the largest airports and cities in the United States and internationally.

We operate approximately 750 Budget car rental locations in the United States, Canada, Puerto Rico, Australia and New Zealand. In 2010, our Budget car rental operations generated total revenue of approximately $1.6 billion, of which 83% (or $1.3 billion) was derived from U.S. operations. The Budget System in Europe, Africa and the Middle East is primarily operated under a royalty-free license agreement, which generally expires in

2036, with a subsidiary of Avis Europe, and is comprised of approximately 1,050 locations (as disclosed by Avis Europe) operated by such subsidiary of Avis Europe and its sub-licensees. We also license the Budget System to independent business owners who operate approximately 950 locations throughout the United States, Canada, Latin America, the Caribbean and parts of Asia. In 2010, approximately 84% of the Budget System total U.S. revenue was generated by our locations with the remainder generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of revenues.

The table below presents the approximate number of locations that make up the Budget System:

Budget System Locations *

	U.S.	International	Total
Company-operated locations	600	150	750
Licensee locations	200	1,800	2,000

Total Budget System Locations	800	1,950	2,750

*	Location counts are approximate.

In 2010, Budget derived approximately 30% and 70% of its U.S. time and mileage car rental revenue from commercial and leisure customers, respectively, and 80% and 20% of its U.S. car rental revenue from customers renting at airports and locally, respectively.

Budget is a leading rental car supplier to more value-conscious segments of the industry. Budget offers its customers Fastbreak, an expedited rental service for frequent travelers, which operates much like Avis Preferred, as well as where2 navigation units and Roving Rapid Return, as described above. Budget also offers the Budget Small Business Program, a program for small businesses that provides discounted rates and central billing options, and Unlimited Budget, a loyalty program for travel professionals established by Budget over ten years ago.

Reservations

Customers can make Avis and Budget reservations through our Avis and Budget websites at avis.com and budget.com, through our reservation centers (also referred to as contact centers) toll-free at 1-888-777-AVIS and 1-800-BUDGET7, respectively, through online travel portals, through selected partners, including many major airlines utilizing direct connect technology, through travel agents, or by calling a location directly. Travel agents can access our reservation systems through all major global distribution systems (GDSs) and can obtain information with respect to rental locations, vehicle availability and applicable rate structures through these systems. In 2010, we introduced a voice reservation system which allows customers to conduct certain transactions such as confirmation, cancellation and modification of reservations using self-service voice response technology. We also launched an enhanced version of our Apple mobile application allowing customers to make, view, modify or cancel reservations or automatically include their profile using their iPhone, iPad or iPod Touch.

Marketing

Avis and Budget support their premium and value-conscious brand positions through a range of marketing channels and campaigns, including traditional media, such as television, radio and print advertising, as well as Internet and direct marketing. Avis focuses its marketing around its industry-leading customer loyalty and its award-winning “We try harder” marketing campaign. Budget builds its marketing around retail advertising, key partnerships and online marketing campaigns.

We maintain strong links to the travel industry. Avis and Budget offer customers the ability to earn frequent traveler points with most major airlines’ frequent traveler programs. In 2010, we renewed and expanded our partnership agreement with American Airlines and we also entered into new partnership agreements with Jet Blue’s and Frontier Airlines’ frequent flyer programs. Avis and Budget are also affiliated with the frequency programs of major hotel companies, including Hilton Hotels Corporation, Hyatt Corporation, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide. These arrangements provide incentives to program participants and cooperative marketing opportunities, including call transfer programs and online links with various partners’ websites. Avis has an agreement with Wyndham Worldwide’s lodging brands whereby lodging customers making reservations by telephone may be transferred to Avis if they desire to rent a vehicle.

In 2010, approximately 83% of domestic vehicle rental transactions from our owned and operated Avis locations in the United States were generated by travelers who rented from Avis under contracts between Avis and the travelers’ employers or through membership in an organization with whom Avis has a contractual affiliation (such as AARP or Costco). Avis also has marketing relationships with organizations such as American Express Company, Mastercard International Incorporated and Sears Holding Corp., through which we are able to provide customers of these entities with incentives to rent from Avis. Avis licensees also generally have the option to participate in these affiliations. For commercial and leisure travelers who are unaffiliated with any of the employers or organizations that we contract with, Avis solicits business through media, direct mail, e-mail and Internet advertising. Avis conducts various loyalty programs through direct marketing campaigns, including Avis Preferred, which allows customers to bypass the rental counter when renting a vehicle, and Avis First, which offers our customers enhanced benefits for frequent rentals.

Additionally, Budget offers “Unlimited Budget”, a loyalty incentive program for travel agents, which had approximately 18,000 travel agents actively enrolled as of December 31, 2010 and which was expanded in 2010 to include Avis as a partner. Budget also offers the Budget Small Business Program, a program for small businesses that offers discounted rates, central billing options and rebates to members. Budget has contractual arrangements with American Express Company, Mastercard International Incorporated and other organizations, which offer members of these groups incentives to rent from Budget. In connection with its focus on value-conscious customers, Budget primarily relies on retail advertising, including Internet advertising, and on value pricing to drive customers to our Budget website, our call centers and other distribution channels. Budget also offers proprietary marketing programs such as Fastbreak, an expedited rental service for frequent renters. Our international Avis and Budget operations maintain close relationships with the travel industry through participation in several non-U.S. based frequent traveler programs with airlines such as Qantas Airways Limited, Air New Zealand and Air Canada. We have been selected as Qantas Airways’ exclusive car rental partner for its frequent flyer program, and have expanded our marketing agreement with Air Canada. We also participate in Avis Europe’s programs with British Airways Plc, Deutsche Lufthansa AG and other carriers.

Licensing

Revenue derived from our car rental licensees in 2010 totaled $45 million, including $43 million of royalties. Licensed locations range from large operations at major airport locations and territories encompassing an entire country to relatively small operations in suburban locations. Our licensees maintain separate independently owned fleets. Royalties generated from licensing provide us with a source of high margin revenue because there are relatively limited additional fixed costs associated with fees paid by licensees to us. Although licensed locations represent approximately 25% of the domestic Avis and Budget car rental locations, domestic locations operated by licensees represent only approximately 9% of total domestic revenue generated by the Avis and Budget Systems, because the average licensed operation is significantly smaller than the average corporate-operated location. We facilitate one-way car rentals between corporate-owned and licensed locations in the United States, Canada and Australia that enable us to operate as an integrated network of locations.

We generally enjoy good relationships with our licensees and meet regularly with them at regional, national and international meetings. Our relationships with licensees are governed by license agreements that grant the licensee the right to operate Avis or Budget car and/or truck rental businesses exclusively in certain territories. These agreements impose obligations on the licensee regarding its operations and most restrict the licensee’s ability to transfer its license agreement and capital stock. Licensees are generally required to adhere to our system standards for each brand as updated and supplemented by our policy bulletins, brand manuals and service programs.

We maintain the right to monitor the operations of licensees and, when applicable, can declare a licensee to be in default under its license agreement. We can terminate license agreements for certain defaults, including failure to pay royalties and failure to adhere to our operational standards. Under agreements that predate our ownership of Avis or Budget, a limited number of licensees in the United States are also separately licensed to sell used cars under the Avis or Budget brand in certain territories. Our current domestic license agreements provide for a 20-year term and renewal terms, for no additional fee, so long as the licensee is not in default and provided that certain conditions are met. Some of our older domestic license agreements do not contain a fixed term, or provide for renewal terms for no additional fee so long as the licensee is not in default. Upon renewal, the terms and conditions of the license agreement may generally be amended from those contained in the expiring license agreements, while language in certain older license agreements may limit our ability to do so. The car rental royalty fee payable to us under license agreements is generally 5% to 8% of gross rental revenue but certain licensees of each brand, both internationally and domestically, have license agreements with different royalty fee structures, including Avis Europe, which operates for the most part under royalty-free license agreements.

Pursuant to their license agreements, some licensees must meet certain minimal requirements relating to the number of rental locations in their licensed territory, the number of vehicles available for rental and the amount of their advertising and promotional expenditures. In general, each license agreement provides that the licensee must not engage in any other vehicle rental business within the licensed territory during the term of such agreement and, in the Budget license agreement, for 12 months thereafter. Upon termination of a license, the licensee is also prohibited from using the Avis or Budget name and related marks in any business. In the United States, these license relationships constitute “franchises” under most federal and state laws regulating the offer and sale of franchises and the relationship of the parties to a franchise agreement.

Other Revenue

In addition to revenue from vehicle rentals and licensee royalties, we generate revenue from Avis and Budget customers through the sale and/or rental of optional products and services. Our employees offer products to customers that will better suit their rental experience, including loss damage waivers, insurance products such as additional/supplemental liability insurance or personal accident/effects insurance, products for driving convenience such as where2 GPS navigation units, optional emergency roadside assistance, fuel service options and electronic toll collection, and other ancillary products and services as described above, such as rentals of satellite radio units and child safety seats. In 2010, approximately 4% of our domestic vehicle rental operations revenue was generated by the sale of loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if the customer has not breached the rental agreement. In addition, we receive reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations.

Websites

Avis and Budget have strong brand presence on the Internet through their websites, avis.com and budget.com, as well as third-party websites. Both Avis and Budget have agreements to promote their car rental services with major online travel agencies such as Expedia, Travelocity and Orbitz, and have a strong advertising presence on various search engines. Bookings over the Internet accounted for 36% of Avis’ 2010 domestic rentals, with 28% derived from bookings on avis.com, and for 54% of Budget’s 2010 domestic rentals, with 31% derived from bookings on budget.com.

The Wizard System

We own the Wizard System, our worldwide reservation, rental, data processing and information management system. The Wizard System enables us to process millions of incoming customer inquiries each day, providing our customers with accurate and timely information about our locations, rental rates and vehicle availability, as well as the ability to place or modify reservations. Additionally, the Wizard System is linked to all major travel distribution networks worldwide and provides real-time processing for travel agents, travel industry partners (such as airlines), corporate travel departments and individual consumers through our websites or calls to our contact centers. The Wizard System also provides personal profile information to our reservation and rental agents to help us better serve our customers.

We also use data supplied from the Wizard System and airline reservation systems in certain proprietary information management systems to maintain centralized control of major business processes such as fleet acquisition and logistics, sales to corporate accounts and determination of rental rates. The principal components of the systems we employ include:

•

Fleet planning model.  We have created a comprehensive decision tool to develop fleet plans and schedules for the acquisition and disposition of our fleet, along with fleet age, mix, mileage and cost reports based upon these plans and schedules. This tool allows management to monitor and change fleet volume and composition on a daily basis and to optimize our fleet plan based on estimated business levels and available repurchase and guaranteed depreciation programs. We also use third-party software to further optimize our fleet acquisition, rotation and disposition activities.

•

Yield management.  We have created a yield management system which is designed to enhance profits by providing greater control of vehicle availability and rate availability changes at our rental locations. Our system monitors and forecasts supply and demand to support our efforts to optimize volume and rate at each location. Integrated into this yield management system is a fleet distribution module that takes into consideration the costs as well as the potential benefits associated with distributing vehicles to various rental locations within a geographic area to accommodate rental demand at these locations. The fleet distribution module makes specific recommendations for movement of vehicles between locations.

•

Pricing decision support system.  Pricing in the vehicle rental industry is highly competitive and complex. To improve our ability to respond to rental rate changes in the marketplace, we have developed sophisticated systems to gather and report competitive industry rental rate changes every day. Our systems, using data from third-party reservation systems as its source of information, automatically scan rate movements and report significant changes to our staff of pricing analysts for evaluation. These systems greatly enhance our ability to gather and respond to rate changes in the marketplace.

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

We participate in a variety of vehicle purchase programs with major domestic and foreign vehicle manufacturers. General Motors is the featured supplier for Avis, and Ford is the featured supplier for Budget. During 2010, approximately 28%, 26% and 14% of the cars acquired for our U.S. car rental fleet were manufactured by General Motors, Ford and Chrysler, respectively, compared to 32%, 20% and 14% manufactured by General Motors, Ford and Hyundai, respectively, in 2009. During 2010, we also purchased BMW, Hyundai, Kia, Mitsubishi, Nissan, Subaru, Suzuki, Toyota and Volkswagen vehicles. We have continued to maintain a diverse fleet, with a mix of vehicles sourced from both domestic and foreign manufacturers, with 32% of vehicles acquired for our fleet sourced from foreign manufacturers.

We generally hold a vehicle in our domestic fleet for a term of four to 16 months. In 2010, on average approximately 47% of our domestic rental car fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase them or guarantee our rate of depreciation during a specified period of time. Cars subject to these agreements are sometimes referred to as “program” cars and cars not subject to these agreements are sometimes referred to as “risk” cars. The programs in which we participate currently require that the program vehicles be maintained in our fleet for a minimum number of months (typically four to 11 months) and impose return conditions, including those related to mileage and condition. At the time of return to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market at the time of disposition. The future percentages of program and risk vehicles in our fleet will be dependent on the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs. We dispose of our risk vehicles largely through automobile auctions, including auctions that enable dealers to purchase vehicles online more quickly than through traditional auctions.

Of the approximately 294,000 cars from our rental car fleet that we sold in 2010 (compared to 348,000 that we sold in 2009), we sold approximately 55% pursuant to repurchase or guaranteed depreciation programs and the rest were sold through third-party channels such as wholesale auctions.

Our car rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. The seasonal variation in demand, along with more localized changes in demand at each of our locations, causes us to vary our fleet size over the course of the year. For 2010, our average monthly car rental fleet size in the U.S. ranged from a low of approximately 233,000 vehicles in January to a high of approximately 300,000 vehicles in July. Compared to 2009, our average fleet size decreased approximately 1% in 2010. Average domestic fleet utilization for 2010, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 78% in August to 65% in December and averaged 73% for 2010, which was generally consistent with 2009 levels. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled statistics.

We place a strong emphasis on vehicle maintenance for customer safety and customer satisfaction reasons, as well as because quick and proper repairs are critical to fleet utilization. To accomplish this task we employ a fully-certified National Institute for Automotive Service Excellence (“ASE”) technician instructor at our headquarters. This instructor has developed a specialized training program for our 338 technicians who operate in approximately 85 maintenance and damage repair centers for both Avis and Budget in the United States. We use advanced diagnostic equipment, including General Motors’ Global Diagnostic System, Ford’s Integrated Diagnostic System, Chrysler’s wiTECH scan tool and Hyundai’s Global Diagnostic System. Our technician training department also prepares its own technical service bulletins that can be retrieved electronically at all of our repair locations. Approximately 84% of our technicians are ASE-certified.

Customer Service

We believe our commitment to delivering a consistently high level of customer service across all of our brands is a critical element of our success and strategy. In 2010, we initiated our Customer Led, Service Driven™ program, through which we intend to examine our customers’ service preferences and satisfaction levels, with a focus on improving the overall customer experience through the use of our customer relationship management system and enhanced employee training. We track customer satisfaction levels by sending daily location-specific surveys to recent customers. In 2010, we received over 500,000 responses to our online customer satisfaction survey (the Voice of the Customer Survey). The Voice of the Customer Survey asks customers to evaluate their overall satisfaction with their rental experience, among other things. Results are analyzed generally and by location to help further enhance our service levels to our customers. Management receives Voice of the Customer statistics and customer feedback daily via an on-line portal. In addition, we utilize a toll-free “800” number and a dedicated customer service e-mail address to allow customers of both Avis and Budget to report problems directly to our customer relations department. Location associates and managers also receive training and are empowered to resolve most customer issues at the location level. We prepare weekly and monthly reports on the types and number of complaints received for use by location management in conjunction with the customer satisfaction reports as feedback regarding customer service delivery.

Environmental Initiatives

Over the past several years, we have launched a number of initiatives to manage the environmental aspects of our business. We have focused on and expect to continue to focus on the environmental profile of our car rental fleet, as measured using the United States Environmental Protection Agency (“EPA”) SmartWay Certification program. Many of the 2010 model year rental cars in our fleet met the standards for EPA SmartWay Certification. We also offer gas/electric hybrid cars for rent and flex fuel cars for rent for those seeking to minimize environmental impact through use of E-85 ethanol fuel, where available. We also offer a significant number of vehicles equipped for electronic toll collection, which published research indicates, reduces hydrocarbons and carbon monoxide emissions as well as emissions of nitrogen oxides through reduced wait times at toll booths.

We are creating formal Environmental Management Systems (EMS) for key airport locations in accordance with ISO 14001 international standards. We use these standards to quantify the various environmental aspects of our business operations, and to manage these aspects, reducing our impact when and where practicable. For example, new car washes installed at our Avis and Budget facilities now recycle and reuse at least 80% of their wastewater.

We also offer corporate customers a carbon footprint calculator designed to work with our data warehouse and compute the emissions from their rental car use. We then offer our corporate customers a program to help them reduce their carbon impact, including through driver education, and the opportunity to use carbon offset credits aimed at making their rental car use carbon neutral. We have an alliance with Carbonfund.org, a leading non-profit provider of carbon offset credits, to enable both renters and corporate customers to offset the emissions from their rental car use.

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

Competition

The car rental industry is characterized by intense price and service competition. Competition in our vehicle rental operations is based primarily upon price, reliability, vehicle availability, national distribution, usability of booking systems, ease of rental and return, and other elements of customer service. In addition, competition is influenced strongly by advertising, marketing and brand reputation. We compete primarily with the following car rental companies: Hertz Global Holdings, Inc., which operates the Hertz and Advantage brands; Dollar Thrifty Automotive Group, Inc.; Enterprise Rent-A-Car Company, which also operates the National Car Rental and Alamo brands; and Europcar.

Truck rental business

Operations

Budget’s truck rental business is one of the largest local and one-way truck rental businesses in the United States. The Budget truck rental business has a combined fleet of approximately 27,000 trucks, with an average truck age of five years, which is rented through a network of approximately 2,250 dealers and 200 company-operated locations throughout the continental United States. A certain number of our dealer locations are operated by our Budget car rental licensees. The Budget truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. In 2010, the Budget truck rental business generated total revenue of approximately $367 million.

We advertise in “yellow pages” telephone directories and purchase online ad placements and keywords to help promote our truck rental business to new and existing customers. Budget truck rental customers can make reservations through the Budget truck rental reservation center at 1-800-GO-BUDGET, through our Budget truck rental website at budgettruck.com, or by calling a location directly.

In 2010, we entered into a multi-year agreement under which we have the exclusive right to advertise truck rental services in the Mover’s Guide, an official U.S. Postal Service change of address product. We also began a targeted email marketing campaign to reach new customers. In addition, we have relationships with businesses and websites like moving.com and Pep Boys, a leading automotive aftermarket service and retail chain, to promote Budget’s truck rental business, as well as a relationship with AARP offering reduced rates to members.

Distribution

Budget’s truck rental business is offered through a national network, which included approximately 2,250 dealers as of December 31, 2010. These independently-owned dealers primarily operate self-storage facilities, rental centers, hardware stores, service stations and other similar retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks to consumers and to our commercial accounts and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck rentals and ancillary equipment rentals. Generally, agreements with dealers may be terminated by either party upon 30 to 90 days’ prior written notice.

Competition

The truck rental industry is characterized by intense price and service competition as well as competition based on location (proximity to customer). We compete with a large number of truck rental companies throughout the country, including U-Haul International, Inc., Penske Truck Leasing Corporation, Ryder System, Inc., Enterprise Rent-A-Car Company and many others.

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

INSURANCE

We generally assume the risk of liability to third parties arising from vehicle rental services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, in accordance with the minimum financial responsibility requirements (“MFRs”) and primacy of coverage laws of the relevant jurisdiction. In certain cases, we assume liability above applicable MFRs, but to no more than $1 million, pursuant to contractual obligations. In cases where we assume liability above applicable MFRs or in cases involving a negligent act on the part of the Company, we retain exposure for up to $1 million per occurrence and up to $10 million per occurrence, respectively, through a combination of (i) self-insurance and (ii) insurance coverage provided by an unaffiliated insurance carrier and reinsured by us. We provide such reinsurance through our captive insurance subsidiary, Constellation Reinsurance Co., Ltd. We purchase insurance coverage for exposures of more than $10 million per occurrence from a combination of unaffiliated excess carriers.

When a customer elects to purchase supplemental liability insurance, with limits of either $1 million or $2 million, we largely retain economic exposure to loss, since the insurance is provided by an unaffiliated carrier that is reinsured by our Constellation Reinsurance Co., Ltd. subsidiary.

We insure the risk of liability to third parties in Argentina, Australia and New Zealand through a combination of unaffiliated carriers and one of our affiliates. These carriers provide coverage supplemental to minimum local requirements.

POTENTIAL ACQUISITION OF DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

In September 2010, we announced an offer to purchase Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”) for a combination of $45.79 in cash (which would include the proceeds of a pre-closing special dividend to be paid by Dollar Thrifty) and 0.6543 shares of our common stock per Dollar Thrifty share, or approximately $1.5 billion in aggregate (based on the price of our common stock at the close of trading on the New York Stock Exchange on October 6, 2010). We expect that the cash portion of our offer would be funded through a combination of available cash and debt financing. We and Dollar Thrifty have agreed to cooperate with respect to our efforts to pursue antitrust clearance. There can be no assurance as to the timing or outcome of the efforts to secure antitrust clearance for a potential acquisition of Dollar Thrifty, that any agreement with respect to a transaction will be reached, or as to the timing or terms thereof.

INTEREST IN CAREY HOLDINGS, INC.

We are an investor in Carey Holdings, Inc., the parent company of Carey International, Inc., a leading worldwide provider of chauffeured ground transportation services which operates directly or through licensees in approximately 550 cities and 60 countries around the world. As a result of a restructuring by Carey Holdings in January 2011, our percentage ownership was reduced to 1.2% of the company’s outstanding common stock.

TRADEMARKS AND INTELLECTUAL PROPERTY

The service marks “Avis” and “Budget”, related marks incorporating the words “Avis” or “Budget”, and related logos and marks such as “We try harder” are material to our vehicle rental business. Our subsidiaries and licensees actively use these marks. All of the material marks used by the Avis and Budget Systems are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as in over 100 countries. Our subsidiaries own the marks and other intellectual property, including the Wizard System, used in our business.

FINANCIAL DATA OF SEGMENTS AND GEOGRAPHIC AREAS

Financial data for our segments and geographic areas are reported in Note 21—Segment Information to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

REGULATION

We are subject to federal, state and local laws and regulations, including those relating to taxing and licensing of vehicles, trademark licensing, consumer credit, consumer protection, environmental protection, insurance, privacy and labor matters.

Environmental

The principal environmental regulatory requirements applicable to our vehicle rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate 395 Avis and Budget locations worldwide at which petroleum products are stored in underground or above-ground tanks and maintain a storage tank liability insurance policy covering these locations. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 EPA upgrade mandate and periodic testing and leak monitoring of underground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

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

Loss Damage Waivers

Twenty-four states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered to some extent by the customer’s personal automobile insurance and that loss damage waivers may not be necessary. In addition, four states have statutes which establish or cap the daily rate that can be charged for loss damage waivers.

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

Franchise Regulation

The aspect of our business that involves licensing third parties to operate locations under the Avis or Budget name, in exchange for the payment of a royalty, is regulated by various state franchising laws, as well as by the Federal Trade Commission (the “FTC”). The FTC requires that we make extensive disclosure to prospective licensees but does not require registration. A number of states require registration and/or disclosure in connection with licensing offers and sales. In addition, several states have “franchise relationship laws” that could limit our ability to, among other things, terminate license agreements or withhold consent to the renewal or transfer of these agreements. Although our licensing operations have not been materially adversely affected by such existing regulations, we cannot predict the effect of any future federal, state or local legislation or regulation.

Privacy

Laws in some countries and jurisdictions limit the types of information we may collect about individuals with whom we deal or propose to deal, as well as how we collect, retain and use the information that we are permitted to collect, some of which is non-public personally identifiable information. The centralized nature of our information systems requires the routine flow of information about customers and potential customers across national borders, particularly into the United States. If this flow of information were to become illegal, or subject to onerous restrictions, our ability to serve our customers could be seriously impaired for an extended period of time. In addition, our failure to maintain the security of the data we hold, whether as a result of our own error or the actions of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs and otherwise adversely impact our results of operations. In addition, the Payment Card Industry (the “PCI”) imposes strict customer credit card data security standards to ensure that customers’ credit card information is protected. Failure to meet the PCI data security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments.

EMPLOYEES

As of December 31, 2010, we employed approximately 21,000 employees, of which approximately 7,000 were employed on a part-time basis. Approximately 28% of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

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

The vehicle rental industry in which we operate is highly competitive. We believe that price is one of the primary competitive factors in the vehicle rental industry. Our competitors, some of whom may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent our competitors reduce their pricing, price increases we may seek to implement are not competitive or we do not match or remain within a reasonable competitive margin of our competitors’ pricing, we may lose rental volume. We could be further impacted if we are unable to adjust the size of our rental fleet in response to fluctuations in demand.

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

Fleet costs, which represent our largest single expense, represented approximately 25% of our aggregate expenses for 2010 and can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles. In 2010, on average approximately 47% of our domestic rental car fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase them or guarantee the depreciation rate for a specified period of time. We refer to such agreements as “programs” and to cars subject to such agreements as “program cars”. Under these programs, automobile manufacturers agree to repurchase cars at a specified price during a specified time period or guarantee the rate of depreciation for a specified period of time, typically subject to certain car condition and mileage requirements. These programs therefore enable us to determine, in advance, our depreciation expense, which is a significant component of our fleet costs. Programs also limit the risk to us that the market value of a car, at the time of its disposition, will be less than its estimated residual (or depreciated) value; however, such programs result in additional exposure to the manufacturers with whom we have such agreements. See “We face risks related to the financial condition of automobile manufacturers and the used vehicle marketplace”.

Automobile manufacturers may not continue to sell program cars to us at all or on terms consistent with past practice. The overall cost of program cars could also increase if the manufacturers were to make changes to such programs, particularly if such changes were to result in an adverse impact in the repurchase price or guaranteed depreciation without a corresponding decrease to the original purchase price. Programs also generally provide us with flexibility to reduce the size of our fleet rapidly in response to an economic slowdown or changes in demand by disposing of cars sooner than originally expected. This flexibility may be reduced in the future to the extent we reduce the percentage of program cars in our car rental fleet or this feature of the programs is altered.

Our per-unit fleet costs could also increase if we decide to purchase fewer vehicles than previously agreed to, as we receive payments from manufacturers, known as “incentive payments”, once certain conditions are met such as reaching certain purchase volumes, or if manufacturers eliminate or reduce the terms of these incentive programs. Any increase in our per-unit fleet costs could adversely impact our financial condition and results of operations.

We face risks related to the financial condition of automobile manufacturers and the used vehicle marketplace.

Approximately 28%, 26% and 14% of the cars we acquired for our domestic fleet in 2010 were manufactured by General Motors, Ford and Chrysler, respectively. A majority of these cars, and a portion of our cars manufactured by foreign manufacturers, are program cars. If a manufacturer were to default under its agreements with us as a result of bankruptcy proceedings or otherwise, we could incur material expenses if the prices at which we were able to dispose of program cars were less than the specified prices under the applicable program. This effect may be magnified because we typically pay the manufacturer of a program car more than we would pay to buy the same car as a non-program, or “risk”, vehicle and because we depreciate a program car to the repurchase price or the guaranteed depreciation agreed to by the manufacturer. This price does not take into consideration conditions in such marketplace and is usually therefore higher than the price that would be available in the used car marketplace.

On average approximately 47% of our domestic rental car fleet in 2010 was comprised of program cars and we also receive incentive payments from manufacturers following the purchase of some of our vehicles once certain conditions are met such as reaching certain purchase volumes. Failure by a manufacturer to fulfill its obligations under any program agreement or incentive payment obligation could leave us with a substantial unpaid claim against the manufacturer particularly with respect to program cars that were either (i) resold for an amount less than the amount guaranteed under the applicable program and therefore subject to a “true-up” payment obligation from the manufacturer or (ii) returned to the manufacturer but for which we were not yet paid and therefore we could incur a substantial loss as a result of such failure to perform.

We currently sell non-program vehicles through auctions, third-party resellers and other channels in the used vehicle marketplace. Such channels may not produce stable used vehicle prices. A reduction in residual values for non-program cars and trucks in our vehicle rental fleet could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate while we own them.

Any reduction in the market value of the vehicles in our fleet could effectively increase our fleet costs, adversely impact our profitability and potentially lead to decreased capacity in our asset backed car rental funding facilities due to the collateral requirements for such facilities which effectively increase as market values for vehicles decrease. In addition, if our ability to sell vehicles in the used vehicle marketplace were to become severely limited at a time when required collateral levels were rising, principal under our asset-backed financing facilities may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our vehicle program subsidiaries. If that were to occur, the holders of our asset-backed debt may have the ability to exercise their right to instruct the trustee to direct the return of program vehicles and/or the sale of non-program vehicles to generate proceeds sufficient to repay such debt.

We face risks associated with sourcing vehicles for our fleet and potential safety recalls affecting vehicles in our fleet.

We currently source our vehicles from both U.S. and non-U.S. auto manufacturers, including General Motors, Ford, Chrysler, Hyundai, Nissan, Kia, Subaru, Suzuki and Toyota. To the extent these or other auto manufacturers significantly curtail production, or determine to curtail sales to us or the vehicle rental industry for any reason, we may not be able to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs. In addition, our vehicles may be subject to safety recalls by their manufacturers, which could have a similar impact on our business if we remove such recalled vehicles from our rentable fleet. If a large number of cars were to be the subject of simultaneous recalls, or if needed replacement parts are not in adequate supply, we may not be able to re-rent recalled cars for a significant period of time. We could also face liability claims related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could adversely affect our revenues, create customer service problems, reduce the residual value of the cars involved, harm our general reputation and/or have an adverse effect on our financial condition and results of operations.

Weakness in general economic conditions in the United States and worldwide, weakness in travel demand and the housing market, and/or a significant increase in fuel costs can adversely impact our business.

Historically, our results of operations have declined during periods of general economic weakness, and our results were adversely impacted in 2008 and 2009 due to the economic recession. If economic conditions in the United States and worldwide were to weaken, our financial condition and results of operations could be adversely impacted in 2011 and beyond.

In 2010, we generated approximately 81% of our domestic car rental revenue from our on-airport locations; therefore, a decline in airline travel will typically have a direct adverse impact on our results of operations. Significant airline capacity reductions, airfare or related fee increases, any event that disrupts or reduces business or leisure air travel such as work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events, could result in reduced air travel and have an adverse effect on our results of operations. Significant increases in fuel prices, a severe protracted disruption in fuel supplies or rationing of fuel could discourage customers from renting cars or reduce or disrupt air travel.

Our truck rental business can also be impacted by the housing market. If conditions in the housing market were to weaken, we may see a decline in truck rental transactions, which could have an adverse impact on our business.

We may not be successful in implementing our business strategies.

For 2011, our objective is to focus on growing our business profitably, strengthening our position as a leading provider of vehicle rental services and maintaining and enhancing efficiencies achieved through process improvement and other actions, including certain core strategic initiatives, such as optimizing our two-brand strategy, expanding our revenue sources, capturing incremental profit opportunities, and controlling costs and promoting efficiencies. If we are not successful in these initiatives, our financial condition, results of operations and cash flows could be adversely affected.

We are dependent on third-party distribution channels, and the success of our business depends in significant part on these relationships.

We generate approximately 47% of our domestic car rental reservations through third-party distribution channels, which include:

•

traditional and online travel agencies, airlines and hotel companies, marketing partners such as credit card companies and membership organizations, and other entities that help us attract customers; and

•	global distribution systems, such as Amadeus, Galileo/Apollo, Sabre and Worldspan that connect travel agents, travel service providers and corporations to our reservations systems.

In 2010, approximately 18% and 2% of our domestic car rental reservations came through our largest GDS source and our largest non-GDS third-party source of reservations, respectively. The operators of some third-

party distribution channels can cancel or modify their agreements with us upon relatively short notice. Changes in our pricing agreements, commission schedules or arrangements with third-party distribution channels, the termination of any of our relationships or a reduction in the transaction volume of such channels, or a GDS’s inability to process and communicate reservations to us could have an adverse impact on our business, financial condition and results of operations.

Our business is seasonal, and a disruption in rental activity during our peak season could adversely affect our results of operations.

Seasonal changes in our revenues do not alter certain of our expenses, like rent and insurance, that are fixed in the short run, typically resulting in higher profitability in periods when our revenues are higher and lower profitability in periods when our revenues are lower. In our business, the third quarter of the year has historically been our strongest quarter due to the increased level of leisure travel and household moving activity. In 2010, the third quarter accounted for 29% of our total revenue for each of our Domestic Car Rental, International Car Rental and Truck Rental segments and was our most profitable quarter for each of our segments as measured by Adjusted EBITDA. Any circumstance or occurrence that disrupts rental activity during the third quarter could have a disproportionately adverse impact on our financial condition and our results of operations.

Our derivative instruments may impact our results of operations.

We typically utilize derivative instruments to manage a portion of our risk related to fluctuations in interest rates, gas prices and foreign exchange rates. The derivative instruments we use are usually in the form of interest rate and commodity swaps and foreign exchange forwards. Periodically, we are required to determine the change in fair value, called the “mark to market,” of some of these derivative instruments, which can result in a non-cash charge or gain being recognized in our financial results. Significant changes or shifts in interest rates, gas prices and foreign exchange rates will impact the valuation of our derivatives and therefore could expose us to substantial mark-to-market losses or gains if such rates or prices fluctuate materially from the time the derivatives were entered into. Accordingly, a fluctuation in such rates or prices may impact our financial position, results of operations and current or future cash flows. In addition, volatility in rates and prices can also impact the cost and effectiveness of our derivative instruments in managing our risks. To the extent any of our derivatives were to result in a gain upon settlement, we would be exposed to credit risk of the counterparties to such derivatives, which are typically large financial institutions.

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

We face risks related to our locations.

We lease or have vehicle rental concessions for both the Avis and Budget brands at locations throughout the world, including at airports both in the United States and internationally where vehicle rental companies are frequently required to bid periodically for the available locations. If we were to lose any lease or vehicle rental concession, particularly at an airport in a major metropolitan area, there can be no assurance that we would be able to find a suitable replacement on reasonable terms or at all and our business could be adversely affected.

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

We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices, financial position and results of operations. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations, or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official.

Optional insurance products, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, we offer to renters providing various insurance coverages in our domestic vehicle rental operations, are regulated under state laws governing such products. In our international car rental operations, our offering of optional products providing insurance coverages historically has not been regulated. Any changes in U.S. or foreign law that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations could be adversely affected.

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

We may be held responsible by regulators, courts or others for the actions of, or failures to act by, our licensees, dealers or independent operators, which exposes us to possible fines, other liabilities and negative publicity.

Our car and truck rental licensee and dealer locations are independently owned and operated. We also operate many of our corporate locations through agreements with “agency operators,” which are third-party independent contractors who receive commissions to operate such locations. Our agreements with our licensees, dealers and agency operators (“third-party operators”) generally require that they comply with all laws and regulations applicable to their businesses, including our internal policies and standards. Under these agreements, third-party operators retain control over the employment and management of all personnel. Regulators, courts or others may seek to hold us responsible for the actions of, or failures to act by third-party operators. Although we actively monitor the operations of these third-party operators, and under certain circumstances have the ability to terminate their agreements for failure to adhere to contracted operational standards, we are unlikely to detect all problems. Moreover, there are occasions when the actions and activities of third-party operators may not be clearly distinguishable from our own. It is our policy to vigorously seek to be dismissed from any such claims and to pursue indemnity for any adverse outcomes. Failure of third-party operators to comply with laws and regulations may expose us to liability, damages and publicity that may adversely affect our business.

Any failure by us to protect confidential information of our customers against security breaches could damage our reputation and substantially harm our business and results of operations.

Third parties may have the technology or expertise to breach the security of our customer transaction data and our security measures may not prevent such breaches, which could result in substantial harm to our business and results of operations and damage to our reputation. We rely on encryption and/or authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology we use to protect customer transaction data. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations.

In addition, the PCI imposes strict customer credit card data security standards to ensure that our customers’ credit card information is protected. Failure to meet the PCI data security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments, which could adversely impact operations. Failure to protect customer credit card and other information can also result in governmental investigations or material civil or criminal liability.

We face risks associated with our like-kind exchange program.

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

Risks related to our potential acquisition of Dollar Thrifty and other potential acquisitions or investments

There are risks associated with our potential acquisition of Dollar Thrifty.

In addition to the risks we face in connection with acquisitions and indebtedness generally as described herein, we face risks associated with the proposed acquisition of Dollar Thrifty, each of which may have an adverse impact on our business, financial condition, operating results and prospects. Such risks include: our level of indebtedness and/or our cost of indebtedness following an acquisition of Dollar Thrifty will be higher than our existing indebtedness and/or cost of indebtedness and may subject us to additional restrictive covenants; any issuance of our shares in such an acquisition will result in dilution to our existing stockholders; our credit ratings may be adversely affected, which may impact the cost of future borrowings; the potential need for approval by Dollar Thrifty’s shareholders may delay, prevent or otherwise adversely impact an acquisition of Dollar Thrifty; the market price of our common stock or other securities may decline as a result of a proposed or actual acquisition of Dollar Thrifty; costs associated with a proposed or actual acquisition of Dollar Thrifty, including potential liability for termination fees; and a proposed or actual acquisition of Dollar Thrifty, or our failure to complete such an acquisition, may result in our being subject to unknown liabilities and litigation, including pending or future litigation involving the sale of Dollar Thrifty.

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

We may not be able to combine successfully the operations of Dollar Thrifty with our operations if the proposed acquisition of Dollar Thrifty is consummated and, even if such integration is accomplished, the potential benefits of the proposed acquisition of Dollar Thrifty may be less than we currently expect, or may not be realized at all. The integration of Dollar Thrifty with our operations will require significant attention from management and may impose substantial demands on our operations or other projects. The difficulties of integrating Dollar Thrifty’s operations with our operations include, among other things:

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

The proposed acquisition of Dollar Thrifty is conditioned on the receipt of all material governmental authorizations, consents, orders and approvals, including U.S. antitrust clearance. If we do not receive these approvals, or do not receive them on terms that satisfy the conditions set forth in any definitive acquisition agreement, or offer, then we may not be able to consummate the proposed acquisition of Dollar Thrifty.

The governmental agencies from which we will seek these approvals have broad discretion in administering the governing regulations. As a condition to their approval of the proposed acquisition of Dollar Thrifty, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the proposed acquisition of Dollar Thrifty and/or may reduce the anticipated benefits of the combination contemplated by the proposed acquisition of Dollar Thrifty. Further, no assurance can be given that the required consents and approvals will be obtained, and, if all required consents and approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals. Such terms and conditions could result in a failure to complete the proposed acquisition of Dollar Thrifty or have an adverse effect on the business and results of operations of the combined company.

Acquisitions of existing Avis or Budget licensees, or acquisitions or investments in other businesses could have an adverse impact on our results of operations.

We have acquired and may acquire existing licensees and/or other businesses in the future and have invested in and may further invest in other businesses. These acquisitions and investments may involve numerous risks, including those associated with integrating operations, technology and personnel into our business, potential disruption of our ongoing business and distraction of management, and exposure to existing as well as unknown liabilities, including litigation involving the acquired entity. Such acquisitions and/or investments may not be accretive to our earnings and may negatively impact our financial condition and results of operations.

Risks related to our indebtedness

We have a substantial amount of debt, which could impair our financial condition and adversely affect our ability to react to changes in our business.

As of December 31, 2010, our total debt was approximately $7.0 billion and we had $797 million of available letter of credit and borrowing capacity under our senior credit facilities. Our substantial indebtedness could have important consequences, including:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy, or acquisitions and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes; and

•

making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions.

Our ability to make payments on and refinance our debt depends on our ability to generate cash flow and financial market conditions. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our business may not generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, and our cash needs may increase. If we are unable to generate sufficient cash flow from operations to service our debt and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital, or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue.

Despite our current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

Subject to the specified limitations referred to above, the indentures governing our senior unsecured notes limit, but do not prohibit, us from incurring additional indebtedness in the future. As noted above, as of December 31, 2010, our revolving senior credit facilities provided us with aggregate capacity of up to $1,175 million, $797 million of which was available for borrowings. All of those borrowings would be secured and the lenders under our senior credit facilities would have a prior claim to the assets that secure such indebtedness. If new debt is added to our current debt levels, the risks described above could intensify.

We may be unable to remain in compliance with the financial or other covenants contained in our debt instruments, including our senior credit facilities.

Many of our debt instruments, including our senior credit facilities, contain financial and other covenants that impose significant requirements on us and limit our ability to engage in certain transactions or activities. There can be no assurance that we will be able to generate sufficient earnings to enable us to satisfy the financial covenants included in our debt instruments. Our failure to comply with these covenants, if not waived, would cause a default under the senior credit facilities and could result in principal under our $2.05 billion of asset-backed conduit facilities being required to be repaid from a portion of vehicle disposition proceeds and lease payments we make to our vehicle program subsidiaries. If such a failure were to occur, there can be no assurance that we would be able to refinance or obtain a replacement for such facilities and in certain circumstances such failure could also give rise to a default under the instruments that govern our other indebtedness.

We can be adversely impacted by disruptions in the credit and asset-backed securities markets, which could lead to increases in interest rates and could disrupt our ability to obtain financing for our operations, which require substantial capital.

We rely upon financing for our operations, particularly asset-backed financing, through asset-backed securities and the lending market, for our vehicle fleet. Our total asset-backed debt as of December 31, 2010 was approximately $4.5 billion, with available capacity of approximately $2.4 billion. Our $2.05 billion asset-backed domestic rental car conduit facility (under which $30 million was outstanding at December 31, 2010) consists of a 364-day facility which matures in October 2011 and a two-year facility which matures in October 2012, each with a maximum available amount of $1.025 billion. If the asset-backed financing market is disrupted for any reason, we may be unable to obtain refinancing for our operations at current levels, or at all, when our asset-backed rental car financings mature, and any new financing or refinancing of our existing financing could increase our borrowing costs, including due to an increase in required collateral levels. In addition, we could be subject to increased collateral requirements to the extent we request any amendment or renewal of any of our existing financing.

Ambac Assurance Corporation and MBIA Insurance Corporation provide financial guaranties for approximately $900 million and $300 million, respectively, of our approximately $4.0 billion of domestic term asset-backed car rental financing outstanding at December 31, 2010. The debt ratings of these financial guaranty firms have been downgraded significantly from the time in which the guarantees were entered into, and the firms have substantially curtailed their issuance of new guaranties. Therefore we are unlikely to be able to offer similar financial guaranties in connection with any refinancing we pursue for our term asset-backed financings. Assured Guaranty Corp. is also the provider of a financial guaranty for $250 million of our term asset-backed car rental financing. Certain insolvency events in respect of the financial guarantors of our outstanding term asset-backed financings would result in principal of the related financing being required to be repaid sooner than anticipated from a portion of the proceeds of ordinary course vehicle disposition and lease payments we make to our vehicle program subsidiaries. If such financings were not so repaid, these financial guarantor insolvency events could also result in the noteholders of the series of asset-backed notes guaranteed by the insolvent financial guarantor instructing the trustee to direct the return of program vehicles and/or the sale of non-program vehicles to generate proceeds sufficient to repay such series of notes. If such a financial guarantor insolvency event were to occur, there can be no assurance that we would be able to replace the relevant financings on reasonable terms or at all.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A portion of our borrowings, primarily our vehicle-backed borrowings, bear interest at variable rates and expose us to interest rate risk. If interest rates increase, whether because of an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2010, our total outstanding debt of approximately $7.0 billion included unhedged interest rate sensitive debt of approximately $754 million. During our seasonal borrowing peak in 2010, outstanding unhedged interest rate sensitive debt totaled approximately $2.5 billion.

Restrictive covenants in agreements and instruments governing our debt may adversely affect our ability to operate our business.

The terms of certain of our indebtedness, including the indentures governing our senior unsecured notes and the agreement governing our senior credit facilities contain, and our future debt instruments may contain, various provisions that limit our ability to, among other things:

•	incur additional debt;

•	provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	enter into transactions with affiliates;

•	create or incur liens;

•	make distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	make acquisitions; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

Risks related to the Separation

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

Realogy was acquired by an affiliate of Apollo Management VI, L.P. following the Separation. While the acquisition did not affect Realogy’s obligation to satisfy its specified percentage of its Assumed Obligations, as a result of the acquisition, Realogy has greater debt obligations and its ability to satisfy its portion of such Assumed Obligations may be adversely impacted. In accordance with the terms of the Separation Agreement, Realogy posted a letter of credit for the benefit of the Company to cover its estimated share of the Assumed Obligations. In conjunction with such Assumed Obligations, we had recorded receivables from Realogy of approximately $100 million as of December 31, 2010; the amount of the letter of credit posted by Realogy is designed to approximate the amount of such receivables and is subject to adjustment from time to time. There can be no assurance that such letter of credit will be sufficient or effective to cover Realogy’s actual obligations if and when they arise. In addition, the Separation Agreement effectively provides Realogy with the right to control the process for resolving disputes related to many of the Assumed Obligations.

Realogy, Wyndham Worldwide and/or Travelport (the “separated companies”) are required to indemnify us in respect of certain liabilities that related to their respective businesses, including certain effective guarantees that result from either us or one of our subsidiaries remaining a named lessee on real estate leases pertaining to properties occupied by the separated companies as well as certain litigation that pertains to the businesses of such companies in which we are also named. Any failure by the separated companies to pay any of their assumed liabilities when due or to indemnify us when required may adversely impact our results of operations, financial condition or cash flows.

Risks related to our common stock

The market price of our shares may fluctuate widely.

We cannot predict the prices at which our common stock will trade. The market price of our common stock experienced substantial volatility in the past and may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry, including our suppliers;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of acquisitions, dispositions, strategies, marketing affiliations, projections, fleet costs, pricing actions or other competitive actions;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	changes in investors’ and analysts’ perceptions of our industry, business or related industries;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions and conditions in the credit markets.

Shareholders’ percentage ownership may be diluted in the future.

Shareholders’ percentage ownership may be diluted in the future because of equity issuances, conversion of our convertible senior notes due 2014, exercise of the warrants we issued in 2009 or equity awards that we granted or will grant to our directors, officers and employees. Holders of our convertible senior notes may convert their notes into up to 21.2 million shares of our common stock. In 2010, we granted approximately 160,000 stock options and approximately 2.0 million restricted stock units, and in January 2011, we granted approximately 975,000 restricted stock units. We also expect to grant restricted stock units, stock options and/or other types of equity awards in the future.

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

Our principal executive offices are located at leased offices at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease expiring in 2023. Supplemental office space that we previously occupied at 10 Sylvan Way and 3 Century Drive in Parsippany, New Jersey is currently vacant, and the related leases will expire or may be terminated in 2011 and 2013, respectively. We also own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. Office space is also leased in Greenwood Village, Colorado and Tulsa, Oklahoma pursuant to leases expiring in 2015 and 2022, respectively. These locations primarily provide operational services for both brands, including contact center operations. In addition, there are approximately seven other leased office locations in the United States used for administrative activities, regional sales and operations activities.

We lease or have vehicle rental concessions for both the Avis and Budget brands at locations throughout the world. Avis operates approximately 950 locations in the United States and approximately 300 locations outside the United States. Of those locations, approximately 225 in the United States and approximately 100 outside the United States are at airports. Budget operates at approximately 600 locations in the United States of which approximately 180 are at airports. Budget also operates at approximately 150 locations outside the United States of which approximately 60 are at airports. Typically, an airport receives a percentage of vehicle rental revenue, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3.	LEGAL PROCEEDINGS

Vehicle Rental Litigation

We, along with our subsidiaries, are involved from time to time in legal proceedings in the ordinary course of business, including the cases described below.

On November 14, 2007, two California residents filed a putative class action lawsuit, captioned Michael Shames et al. v. The Hertz Corp. et al., No. 07 CV 2174H (S.D. Cal.), against the Company, six other rental car companies, the California Travel and Tourism Commission (the “CTTC”) and the CTTC’s Executive Director, alleging that the defendants violated federal antitrust law and California’s Unfair Competition Law and False Advertising Law by allegedly agreeing to pass on airport concession fees and a state tourism commission assessment to passenger car renters in California. The plaintiffs are seeking treble damages, injunctive relief and attorneys’ fees and costs. We filed a motion to dismiss the Shames suit, and on April 8, 2008, the U.S. District Court for the Southern District of California granted the motions to dismiss the putative class action lawsuit, on the ground that plaintiffs failed to state claims for which relief could be granted. An amended complaint was filed in May 2008 against the Company and six other rental car companies, as well as the CTTC, and contained claims that the defendants had violated federal antitrust law and California’s Unfair Competition Law and False Advertising Law by allegedly agreeing to pass on airport concession fees and a state tourism commission assessment to passenger car renters in California. In July 2008, the U.S. District Court for the Southern District of California granted the CTTC’s motion to dismiss all claims asserted against it, granted our motions to dismiss with respect to the state law claims and denied our motion to dismiss with respect to the federal antitrust claim. We are currently undergoing discovery. In June 2010 the Ninth Circuit affirmed the dismissal of the claims against the CTTC. In August 2010, the Company and the other rental car companies named in the suit filed a motion to dismiss in district court. In November 2010, the Ninth Circuit reversed its prior dismissal of all claims against the CTTC, and replaced its June 2010 opinion with a superseding opinion reversing the district court’s dismissal of claims against the CTTC, making the CTTC again a party to the district court proceedings. The Company has denied the allegations and intends to continue to defend the case.

In December 2007, class action lawsuits, now known as In re Tourism Assessment Fee Litigation were filed against the Company, 12 other rental car companies, the CTTC and California’s Secretary of Business, Transportation and Housing. This action challenged the tourism commission assessment fees imposed on certain renters in California as of January 1, 2007. The action sought declaratory and injunctive relief, a refund of all California tourism commission assessment fees collected by the rental car defendants, attorneys’ fees and costs, and unspecified damages. The defendants moved to dismiss and transfer the action to the Southern District of California. In September 2008, the transfer motion was granted and the action was subsequently transferred to the Southern District of California. In February 2009, the court granted defendants’ motions to dismiss plaintiffs’ federal law claims, declined to exercise supplemental jurisdiction over plaintiffs’ state law claims, and dismissed plaintiffs’ amended complaint with prejudice. In March 2009, the plaintiffs filed a motion seeking leave to file a motion for relief from the judgment and/or for leave to file a second amended complaint; the court denied such motion; and plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit from the final judgment and from the denial of their motion. The plaintiffs’ appeal was denied in August 2010. The plaintiffs have not moved for reconsideration of the opinion.

The Company is involved in legal proceedings related to wage and hour claims, including the following:

In May 2008, a civil collective action complaint currently captioned Matt Ravenell v. Avis Budget Group, Inc., Avis Budget Car Rental, LLC and Avis Rent A Car System, LLC, No. 08 CV 02113 (E.D.N.Y.) was filed against us alleging that the Company violated the Fair Labor Standards Act and the New York Labor Law by misclassifying shift managers as employees exempt from overtime. The plaintiffs, former Avis shift managers, seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as attorneys’ fees and costs. In addition, two of the named plaintiffs assert individual claims of retaliation against the Company. Conditional class certification with respect to Plaintiff’s Fair Labor Standards Act claims was granted to plaintiffs in July 2010. The parties are currently conducting discovery on the merits.

A civil collective action complaint, similar to the Ravenell matter, was also filed against the Company in the U.S. District Court for the Middle District of Florida in September 2010, alleging misclassification of shift managers as exempt from overtime in violation of the Fair Labor Standards Act. A civil collective action complaint was also filed against us in the District of New Jersey in July 2009, alleging misclassification of airport managers as exempt from overtime under the Fair Labor Standards Act. The New Jersey plaintiff’s motion for conditional class certification and the Company’s motion for summary judgment are currently pending in the district court. Two putative class actions are also pending against us in California alleging violations of state law regarding meal breaks, among other claims. Both California cases are currently subject to a court-ordered stay pending a decision by the California Supreme Court in an existing case not involving the Company. We intend to vigorously defend each of these suits.

Corporate Litigation

Avis Budget Legal Proceedings

In October 2009, a judgment was entered against us for damages related to breach of contract in the amount of $16 million in Alaska Rent A Car, Inc. v. Cendant Corp., et al. in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003 by our licensee, Alaska Rent-A-Car, involved breach of contract and other claims related to the acquisition of our Budget vehicle rental business in 2002. In addition to the judgment for damages, in June 2010 the district court also entered an order against the Company in the amount of $3.3 million, in favor of the plaintiff’s motions for pre-judgment interest and attorneys’ fees. We have filed an appeal of the judgment and the award of attorneys’ fees with the United States Court of Appeals for the Ninth Circuit.

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

CSI Investment et. al. v. Cendant et. al., (Case No. 1:00-CV-01422 (DAB-DFE) (S.D.N.Y.)) (the “Credentials Litigation”, an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998, where plaintiffs sought, among other things, payment of certain “hold back” monies, as well as a contingent payment based upon future performance. In September 2007, the Court granted summary judgment to dismiss the fraud claims and to grant plaintiffs’ motion for the hold back monies and for breach of contract, and in July 2009, the Court of Appeals for the Second Circuit affirmed the ruling of the district court and judgment was entered in favor of the plaintiffs in the amount of approximately $98 million, plus post-judgment interest and reasonable attorneys’ fees. As a result of payments made by Realogy and Wyndham in July 2009, the Court entered a satisfaction of judgment. In September 2009, the plaintiffs filed a motion requesting an aggregate of $33 million in attorneys’ fees and costs comprised of $6 million in hourly fees and costs, a $25 million success fee and $2 million in pre-judgment interest. Both parties filed briefs with respect to the motion and in January 2010, the Court issued a summary order referring the matter to a Magistrate for a determination of the proper amount of attorneys’ fees. In December 2010 the parties reached a settlement of the dispute concerning attorneys’ fees. Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of the liability arising from the Credentials Litigation, and paid the settlement amounts on December 31, 2010. There was no net impact to our financial statements or cash balances as a result of the judgment or settlement.

Realogy, Wyndham Worldwide and Travelport have also assumed under the Separation Agreement certain contingent and other corporate liabilities (and related costs and expenses), which include legal proceedings where we are named as a defendant but are primarily related to each of their respective businesses.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is currently traded on the NASDAQ Global Select Market under the symbol “CAR”. Prior to December 31, 2010, our common stock was listed on the New York Stock Exchange (“NYSE”), and the following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NYSE for 2010 and 2009. At January 31, 2011, the number of stockholders of record was approximately 3,823.

2010	High	Low
First Quarter	$13.63	$9.66
Second Quarter	16.85	9.76
Third Quarter	12.89	8.57
Fourth Quarter	15.64	10.78

2009	High	Low
First Quarter	$1.20	$0.34
Second Quarter	5.93	0.76
Third Quarter	14.14	5.10
Fourth Quarter	13.85	8.08

Dividend Policy

We paid no cash dividends on our common stock in 2010 and 2009 and we do not anticipate paying dividends on our common stock for the foreseeable future. Our ability to pay dividends to holders of our common stock is limited by the Company’s senior credit facilities, the indentures governing our senior notes and our vehicle financing programs, insofar as we may seek to pay dividends out of funds made available to Avis Budget Group by Avis Budget Car Rental and/or its subsidiaries. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about shares of our common stock that may be issued upon the exercise of options, stock settled stock appreciation rights and restricted stock units under all of our existing equity compensation plans as of December 31, 2010. The table excludes 2.5 million shares of our common stock available for issuance pursuant to the 2009 Employee Stock Purchase Plan, approved by stockholders.

Of the approximately 8.9 million shares of our common stock to be issued upon exercise of outstanding options, stock settled stock appreciation rights and restricted stock units, approximately 1.3 million shares are related to stock option grants that were made by Cendant Corporation to employees of Cendant Corporation prior to the spin-offs of Realogy and Wyndham, 94% of which have strike prices in excess of our closing stock price of $15.56 on December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (d)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($) (d)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by Company stockholders (a)	7,891,328	$5.91	4,952,624
Equity compensation plans not approved by Company stockholders (b)(e)	1,011,906	$25.18	-
Equity compensation plans assumed in mergers, acquisitions and corporate transactions (c)	4,692	$13.54	-

Total	8,907,926	$8.77	4,952,624

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

(c)	Includes options granted under the Galileo International, Inc. 1999 Equity and Performance Incentive Plan.
(d)

Reflects an equitable adjustment of stock options and restricted stock units in connection with the spin-off of PHH Corporation to our stockholders during 2005 and the distributions of Realogy and Wyndham in 2006. Also reflects the one-for-ten reverse stock split completed in September 2006.

(e)

Following are the material terms of plans not submitted for stockholder approval: 1999 Broad-Based Employee Stock Option Plan. Awards under this plan are generally comprised of stock options and other awards valued by reference to Common Stock to employees who are not executive officers. Shares issued pursuant to the exercise of options granted under this plan may be authorized and unissued shares or treasury shares. In the event of any change in corporate capitalization, reorganization or similar event, shares subject to outstanding awards and the exercise price of outstanding options may be adjusted or substituted for, as the Compensation Committee or Board may determine. Each option granted under this plan will become immediately exercisable upon a “change-of-control transaction” (as defined in the plan). Unless otherwise determined by the Compensation Committee, following termination of employment, options granted under this plan generally will remain exercisable, to the extent exercisable at the time of termination, for one year (two years, in the case of retirement, death or disability). 1997 Employee Stock Plan. Awards under this plan are generally comprised of stock options and restricted stock granted to our employees and affiliates. Shares issued pursuant to awards granted under this plan may be authorized and unissued shares or treasury shares. In the event of any change in corporate capitalization, reorganization or similar event, shares subject to outstanding awards and the exercise price of outstanding options may be adjusted or substituted for, as the Compensation Committee or Board may determine. The vesting of restricted stock awards granted under this plan may be subject to the attainment of predetermined performance goals. Unless otherwise determined by the Compensation Committee, following termination of employment, options and stock appreciation rights granted under this plan generally will remain exercisable, to the extent exercisable at the time of termination, for one year (five years, in the case of retirement and one year for death or disability). Unless otherwise determined by the Compensation Committee, following termination of employment for any reason, shares that are subject to restrictions under a restricted stock award will be immediately forfeited.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph assumes $100 invested on December 31, 2005 and compares (A) the yearly percentage change in our cumulative total stockholder return on our common stock (as measured by dividing (i) the sum of (a) the cumulative amount of dividends, assuming dividend reinvestment, during the five years commencing on the last trading day before January 1, 2005 and ending on December 31, 2010, and (b) the difference between our stock price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented with (B) the Standard & Poor’s MidCap 400 Index and the Dow Jones U.S. Transportation Average Index.

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share data)
Results of Operations
Net revenues	$5,185	$5,131	$5,984	$5,986	$5,689

Income (loss) from continuing operations	$54	$(47)	$(1,124)	$(947)	$(451)
Income (loss) from discontinued operations, net of tax	-	-	-	31	(1,479)
Cumulative effect of accounting changes, net of tax	-	-	-	-	(64)

Net income (loss)	$54	$(47)	$(1,124)	$(916)	$(1,994)

Per Share Data
Income (loss) from continuing operations:
Basic	$0.53	$(0.46)	$(11.04)	$(9.18)	$(4.48)
Diluted	0.49	(0.46)	(11.04)	(9.18)	(4.48)
Income (loss) from discontinued operations:
Basic	$-	$-	$-	$0.30	$(14.71)
Diluted	-	-	-	0.30	(14.71)
Cumulative effect of accounting changes:
Basic	$-	$-	$-	$-	$(0.63)
Diluted	-	-	-	-	(0.63)
Net income (loss):
Basic	$0.53	$(0.46)	$(11.04)	$(8.88)	$(19.82)
Diluted	0.49	(0.46)	(11.04)	(8.88)	(19.82)

Cash dividends declared (a)	$-	$-	$-	$-	$1.10

Financial Position
Total assets	$10,327	$10,093	$11,318	$12,474	$13,271
Assets under vehicle programs	6,865	6,522	7,826	7,981	7,700
Long-term debt, including current portion	2,502	2,131	1,789	1,797	1,842
Debt under vehicle programs (b)	4,515	4,374	6,034	5,596	5,270
Stockholders’ equity	410	222	93	1,465	2,443

(a)	Cash dividends declared have been adjusted to reflect the 1-for-10 reverse stock split of our common stock which became effective in September 2006.
(b)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP), LLC. See Note 15 to our Consolidated Financial Statements.

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

Restructuring and Other Items

During 2010, we recorded $11 million of restructuring charges related to initiatives within our Domestic Car Rental segment. In 2009 and 2008, we recorded $20 million and $28 million, respectively, of charges related to restructuring initiatives within each of our segments. In 2006, we recorded $10 million of restructuring charges related to restructuring initiatives within our Truck Rental and Domestic Car Rental segments. See Note 4 to our Consolidated Financial Statements.

During 2010, we recorded $52 million of expense related to the early extinguishment of a portion of our corporate debt and associated interest rate swaps.

In 2009, we recorded an approximately $33 million ($20 million, net of tax) non-cash charge primarily for the impairment of our investment in Carey Holdings, Inc. (“Carey”), to reflect the other-than-temporary decline of the investment’s fair value below its carrying value. In 2008, we recorded a $1,262 million ($1,053 million, net of tax) non-cash charge to reflect (i) the impairment of goodwill, (ii) the impairment of the Company’s tradenames assets and (iii) the impairment of our investment in Carey. These charges reflect the decline in their fair value below their carrying value, primarily as a result of reduced market valuations for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs. In 2007, we recorded a $1,195 million ($1,073 million, net of tax) non-cash charge for the impairment of goodwill at each of our reporting units to reflect the decline in their fair value as evidenced by a decline in the market value of our common stock. See Note 2 to our Consolidated Financial Statements. In 2006, we recorded a non-cash impairment charge of approximately $1.3 billion within discontinued operations to reflect the difference between Travelport’s carrying value and its estimated fair value, less costs to dispose.

In 2006, we incurred separation-related costs of $574 million in connection with the spin-offs of Realogy and Wyndham and the sale of Travelport. During 2010, 2009, 2008 and 2007, separation-related costs incurred were insignificant. These costs consisted primarily of legal, accounting, other professional and consulting fees, various employee expenses and for 2006, included costs associated with the retirement of corporate debt.

Income (loss) from discontinued operations, net of tax, includes the after tax results of the following disposed businesses for all periods presented (through their dates of disposition): (i) Travelport, which we sold in August 2006, and (ii) Realogy and Wyndham, which were spun-off on July 31, 2006. Income (loss) from discontinued operations, net of tax, also includes a tax benefit realized as a result of certain elections made in connection with the disposition of Travelport on income tax returns filed during 2007 and the after tax losses on the sale of Travelport and the spin-offs of Realogy and Wyndham in 2006.

In 2006, we incurred $40 million of litigation and related costs primarily in connection with the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc. In 2010, 2009, and 2008 and 2007, these costs were immaterial.

In 2006, we recorded a $103 million ($64 million, net of tax) non-cash charge to reflect the cumulative effect of accounting changes related to (i) real estate time-share transactions at our former Hospitality Services and Timeshare Resorts segment and (ii) stock-based compensation awards.

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

We operate in the following business segments:

•	Domestic Car Rental—provides car rentals and ancillary products and services in the United States.

•	International Car Rental—provides vehicle rentals and ancillary products and services primarily in Argentina, Australia, Canada, New Zealand, Puerto Rico and the U.S. Virgin Islands.

•	Truck Rental—provides truck rentals and related services to consumers and commercial users in the United States.

Our revenues are derived principally from car and truck rentals in our Company-owned operations and include (i) time and mileage (“T&M”) fees charged to our customers for vehicle rentals, (ii) reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations, and (iii) sales of loss damage waivers and insurance and rentals of navigation units and other items in conjunction with vehicle rentals. We also earn royalty revenue from certain of our licensees in the United States and internationally in conjunction with their vehicle rental transactions.

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

We believe that the following factors, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements, which for 2010 and 2009 were lower than 2008 levels, but are expected to increase in 2011 compared to 2010;

•	Fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	Changes in per-unit car fleet costs and in conditions in the used vehicle marketplace;

•	Changes in the financial condition of vehicle manufacturers;

•	Changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	Our potential acquisition of Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”);

•	Changes in foreign exchange rates; and

•	Demand for truck rentals.

We believe that the economic recovery in the U.S. and worldwide economies during 2010 favorably impacted demand for vehicle rental services, but that such demand nonetheless remained below levels seen prior to the 2008-09 recession. Historically, our results of operations have declined during periods of general economic weakness. If economic conditions in the United States were to weaken, our results of operations could be materially and adversely impacted in 2011 and beyond. In our cost-reduction initiatives and restructuring activities, we are driving process improvements to reduce costs, enhance service to our customers and improve our operations. We are pursuing an acquisition of Dollar Thrifty, which, if completed, could have a material impact on our operations, financial condition and liquidity. There can be no assurances as to the timing to accomplish such acquisition or the terms thereof and the ability and timing to obtain required regulatory approval and financing (and any conditions thereto). Due to uncertainties related to our business, there can be no assurance that we will be able to satisfy the covenants contained in our senior credit facilities and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or replace such facilities. See “Risk Factors—Risks related to our indebtedness”. There can also be no assurance that 2010 results will be indicative of results we will achieve in 2011 or other future periods.

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

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2010	2009	Change
Net revenues	$5,185	$5,131	$54
Total expenses	5,113	5,208	(95)

Income (loss) before income taxes	72	(77)	149
Provision for (benefit from) income taxes	18	(30)	48

Net income (loss)	$54	$(47)	$101

During 2010, our net revenues increased $54 million (1%) principally due to a 6% increase in ancillary and other revenues, such as sales of loss damage waivers and insurance products, gasoline sales and fees charged to customers. This increase in ancillary revenue was partially offset by a 1% decrease in T&M revenue in our car rental operations, resulting primarily from a 2% decline in domestic and international car rental days partially mitigated by a 1% increase in T&M revenue per rental day. In addition, the increase in revenue reflected a $97 million favorable effect related to the translation of our international operations’ results into U.S. dollars.

Total expenses decreased $95 million (2%) principally due to (i) a $138 million (10%) decrease in vehicle depreciation and lease charges resulting from a 9% decline in car per-unit fleet costs and a 1% decline in our average car rental fleet; (ii) the absence of the $33 million in impairment charges recorded in 2009; (iii) a $20 million (1%) decrease in direct operating expenses largely resulting from the 2% decrease in car rental days, reduced staffing levels, other cost-saving actions and the absence of the $18 million charge recorded in 2009 for a litigation judgment against us related to the 2002 acquisition of our Budget vehicle rental business; and (iv) a $9 million decrease in restructuring costs. These year-over-year decreases were partially offset by (i) a $52 million expense related to the early extinguishment of a portion of our corporate debt and associated interest rate swaps; (ii) a $32 million increase in selling, general and administrative expenses primarily related to increased marketing and commission expenditures, but also including $14 million of due diligence and other costs associated with the potential acquisition of Dollar Thrifty; (iii) a $17 million increase in interest expense on corporate debt; and (iv) a $10 million increase in vehicle interest. The decrease in total expenses includes an adverse impact from foreign currency exchange rates of $80 million. As a result of these items, offset by a $48 million increase in our provision for income taxes, our net income increased by $101 million during 2010 compared to 2009.

Our effective tax rate was a provision of 25.0% for 2010, which differed from the U.S. federal statutory rate primarily due to a benefit relating to additional tax depreciation within the Company’s operations in Australia. For 2009, our effective tax rate was a benefit of 39.0%.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2010	2009	% Change	2010	2009	% Change
Domestic Car Rental	$3,893	$3,967	(2)%	$225	$108	108%
International Car Rental	922	808	14%	155	126	23%
Truck Rental	367	354	4%	34	13	162%
Corporate and Other (a)	3	2	*	(30)	(42)	*

Total Company	$5,185	$5,131	1%	384	205

Less: Non-vehicle related depreciation and amortization				90	96
Interest expense related to corporate debt, net:
Interest expense				170	153
Early extinguishment of debt				52	-
Impairment (b)				-	33

Income (loss) before income taxes				$72	$(77)

*	Not meaningful.
(a)

Includes unallocated corporate overhead and the elimination of transactions between segments. For 2010, includes $14 million of expenses related to the potential acquisition of Dollar Thrifty, and for 2009, includes an $18 million charge for a litigation judgment against us related to the 2002 acquisition of our Budget vehicle rental business.

(b)	During 2009, we recorded impairment charges of $33 million primarily related to our investment in Carey Holdings, Inc. (“Carey”).

Domestic Car Rental

Revenues decreased $74 million (2%) in 2010 compared with 2009 primarily due to decreased car rental volumes, while Adjusted EBITDA increased $117 million (108%), primarily due to reduced fleet costs and lower operating expenses.

The year-over-year change in revenue was comprised of a $107 million (3%) decrease in T&M revenue and a $33 million (4%) increase in ancillary and other revenues. The decrease in T&M revenue was principally the result of a 2% decrease in rental days, entirely in the first half of the year, and a 1% decrease in T&M revenue per day. The increase in ancillary revenue was primarily due to (i) a $15 million increase in sales of loss damage waivers, insurance products and emergency roadside services, and fees charged to customers, (ii) a $9 million increase in gasoline sales, which was more than offset in Adjusted EBITDA by $13 million of higher gasoline expense, and (iii) a $9 million increase in airport concession and vehicle licensing revenue.

Adjusted EBITDA benefited from $147 million (13%) of decreased fleet depreciation and lease charges, reflecting a 12% decrease in per-unit fleet costs and a 1% decrease in the average size of our domestic rental fleet. We continued to achieve significant cost savings during 2010 as a result of our cost-saving initiatives, as Adjusted EBITDA also reflected a $56 million (2%) decrease in operating expenses, including (i) a $57 million decrease in expenses related to car rental volume including maintenance and damage, agency operator commissions, credit card fees, and other costs, and (ii) a $26 million decrease in employee costs, rents and other expenses related primarily to reduced staffing levels and the closure of unprofitable locations. These cost decreases were partially offset by (i) a $17 million increase in vehicle interest primarily driven by higher vehicle-backed debt balances, (ii) a $6 million increase in selling, general and administrative expenses primarily for marketing expenditures, and (iii) a $7 million increase in insurance related costs.

International Car Rental

Revenues and Adjusted EBITDA increased $114 million (14%) and $29 million (23%), respectively, in 2010 compared with 2009, primarily due to the impact of foreign currency exchange movements, increased ancillary revenues and lower fleet costs on a constant-currency basis.

The revenue increase was comprised of a $70 million (13%) increase in T&M revenue and a $44 million (17%) increase in ancillary and other revenues. The total increase in revenue includes a $97 million increase related to foreign currency exchange rates, impacting T&M revenue by $66 million and ancillary and other revenues by $31 million, and was largely offset in Adjusted EBITDA by the impact of exchange-rate movements on expenses of $80 million. The increase in T&M revenue was principally driven by a 13% increase in T&M revenue per rental day (1% excluding exchange-rate effects), while rental days remained essentially unchanged.

Adjusted EBITDA reflected a $67 million (13%) increase in operating expenses and an $18 million (10%) increase in fleet depreciation and lease charges, primarily due to foreign-exchange effects. Our per-unit fleet costs decreased 1% excluding the impact of currency exchange rates, and the average size of our international rental fleet remained essentially unchanged.

Truck Rental

Revenues and Adjusted EBITDA increased $13 million (4%) and $21 million, respectively, in 2010 compared with 2009.

T&M revenue increased $13 million as a result of a 5% increase in rental days, primarily from increased commercial volume, while T&M revenue per day remained unchanged. Adjusted EBITDA benefited from the increase in revenue and a $15 million (17%) decline in fleet depreciation, interest and lease charges, reflecting a 10% decline in per-unit fleet costs and an 8% decline in our average truck rental fleet.

Corporate and Other

Revenues and Adjusted EBITDA increased $1 million and $12 million, in 2010 compared with 2009.

Adjusted EBITDA increased primarily due to the absence of expenses recorded in 2009 for (i) an $18 million charge related to a litigation judgment against us related to the 2002 acquisition of our Budget vehicle rental business and (ii) the Company’s share of Carey’s 2009 operating results. Adjusted EBITDA in 2010 reflected $14 million of expenses associated with the potential acquisition of Dollar Thrifty.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2009	2008	Change
Net revenues	$5,131	$5,984	$(853)
Total expenses	5,208	7,327	(2,119)

Loss before income taxes	(77)	(1,343)	1,266
Benefit from income taxes	(30)	(219)	189

Net loss	$(47)	$(1,124)	$1,077

In 2009, our net revenues decreased $853 million (14%) principally due to (i) a 15% decrease in T&M revenue in our car rental operations, resulting primarily from a 20% decrease in domestic and international car rental days, partially offset by a 6% increase in T&M revenue per rental day, and (ii) a 14% decrease in ancillary revenues, also resulting from decreased car rental days. In addition, the total revenue decrease includes a negative impact of $58 million related to the effect of foreign currency exchange rate fluctuations on the translation of our international operations’ results into U.S. dollars.

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

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2009	2008	% Change	2009	2008	% Change
Domestic Car Rental	$3,967	$4,695	(16)%	$108	$12	*
International Car Rental	808	904	(11)%	126	141	(11)%
Truck Rental	354	382	(7)%	13	(4)	*
Corporate and Other (a)	2	3	*	(42)	(13)	*

Total Company	$5,131	$5,984	(14)%	205	136

Less: Non-vehicle related depreciation and amortization				96	88
Interest expense related to corporate debt, net				153	129
Impairment (b)				33	1,262

Loss before income taxes				$(77)	$(1,343)

(*)	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

In 2009, we recorded impairment charges of $33 million primarily related to our investment in Carey, recorded in Corporate and Other. In 2008, we recorded a charge of $1,262 million for the impairment of goodwill, our tradenames asset and our investment in Carey. Domestic Car Rental recorded $882 million of the charge, International Car Rental recorded $275 million, Truck Rental recorded $87 million and Corporate and Other recorded $18 million.

Domestic Car Rental

Revenues decreased $728 million (16%) in 2009 compared with 2008 primarily due to decreased demand for car rental services, while Adjusted EBITDA increased $96 million due to our actions to significantly reduce costs and increase prices.

The revenue decrease of $728 million was comprised of a $563 million (15%) decrease in T&M revenue and a $165 million (16%) decrease in ancillary revenues. The decrease in T&M revenue was principally the result of a 21% decrease in rental days, partially offset by a 7% year-over-year increase in T&M revenue per rental day.

The $165 million decrease in ancillary revenues was also primarily due to the decline in rental days and reflected (i) an $80 million decrease in gasoline sales, which was more than offset in Adjusted EBITDA by $137 million of decreased gasoline expense, (ii) a $44 million decrease in airport concession and vehicle licensing revenues, which was partially offset by $32 million lower airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) a $41 million decrease in counter sales of insurance, GPS rentals and other items (although revenues per transaction increased year-over-year).

We aggressively reduced costs during 2009 in response to the sharp decline in demand. Adjusted EBITDA reflected a $425 million (16%) decrease in operating expenses, including (i) a $218 million decrease in maintenance and damage, agency operator commissions, shuttling, credit card fees, and other costs amid lower rental volumes, (ii) a $90 million decrease in selling, general and administrative expenses related to decreases in marketing and commission expenditures, most of which are volume-related, and other items due primarily to management’s actions to reduce expenditures, (iii) an $80 million decrease in employee costs, rents and other expenses related primarily to reduced staffing levels and the closure of unprofitable locations, (iv) a $15 million decrease in insurance related costs, primarily due to the 21% decrease in rental days, (v) a $12 million decrease in vehicle interest related to lower fleet levels, and (vi) a $7 million decrease in restructuring costs. Adjusted EBITDA also benefited from $231 million (16%) of decreased fleet depreciation and lease charges reflecting a 20% decrease in the average size of our domestic rental fleet and a 5% increase in per-unit fleet costs.

International Car Rental

Revenues and Adjusted EBITDA decreased $96 million (11%) and $15 million (11%), respectively, in 2009 compared with 2008, primarily due to the impact of foreign currency exchange rate movements and lower demand for car rentals.

The revenue decrease of $96 million was comprised of a $72 million (12%) decrease in T&M revenue and a $24 million (9%) decrease in ancillary revenues. The total decline in revenue includes a $58 million decrease related to foreign currency exchange rates, impacting T&M revenue by $41 million and ancillary revenues by $17 million, and was largely offset in Adjusted EBITDA by the opposite impact of foreign exchange on expenses of $42 million. The decrease in T&M revenue was principally driven by (i) a 2% decrease in T&M revenue per rental day, all of which was due to the 7% negative impact of movements in foreign currency exchange rates, and (ii) a 9% decrease in rental days. The $25 million decrease in ancillary revenues was primarily due to the decline in rental days and reflected (i) a $15 million decrease in counter sales of insurance, GPS rentals and other items, and (ii) a $9 million decrease in gasoline sales, which was completely offset in Adjusted EBITDA by lower gasoline costs.

Adjusted EBITDA reflects a $42 million (10%) decrease in operating expenses, including (i) a $29 million decrease in agency operator commissions, maintenance and damage, vehicle licensing, credit card fees and other costs amid lower rental volumes, (ii) a $7 million decrease in vehicle interest related to lower fleet levels, (iii) a $6 million decrease in selling, general and administrative expenses related primarily to decreased marketing and commission expenditures, and (iv) a $1 million decrease in restructuring costs year-over-year. Adjusted EBITDA also benefited from a $27 million decrease in fleet depreciation and lease charges, reflecting a 10% reduction in the average size of our international rental fleet and a 3% decrease in per-unit fleet costs.

Truck Rental

Revenues decreased $28 million (7%) while Adjusted EBITDA increased $17 million in 2009 compared with 2008.

The revenue decrease was primarily due to a decline of $23 million (8%) in T&M revenue and a $5 million (6%) decrease in ancillary revenues. The decrease in T&M revenue was principally driven by a 7% decrease in rental days and a 1% decrease in T&M revenue per rental day in 2009 compared with 2008. The unfavorable effect of decreased revenue on Adjusted EBITDA was offset by (i) a decrease of $24 million (8%) in operating expenses primarily due to lower volume-related expenses and reduced employee costs related to lower staffing levels and (ii) $21 million (19%) less fleet depreciation, interest and lease charges, reflecting lower per-unit fleet costs and a 3% decrease in the average size of our truck rental fleet.

Corporate and Other

Revenue and Adjusted EBITDA declined $1 million and $29 million, respectively, in 2009 compared with 2008.

Adjusted EBITDA decreased primarily due to (i) an $18 million charge recorded during third quarter 2009 related to a judgment against us related to the 2002 acquisition of our Budget vehicle rental business and (ii) an $11 million loss representing the Company’s share of Carey’s 2009 operating results.

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

FINANCIAL CONDITION

	As of December 31,
	2010	2009	Change
Total assets exclusive of assets under vehicle programs	$3,462	$3,571	$(109)
Total liabilities exclusive of liabilities under vehicle programs	3,962	4,033	(71)
Assets under vehicle programs	6,865	6,522	343
Liabilities under vehicle programs	5,955	5,838	117
Stockholders’ equity	410	222	188

Total assets exclusive of assets under vehicle programs decreased $109 million principally due to a $569 million decrease in other current assets primarily related to a $608 million reduction in receivables due from Realogy and Wyndham primarily related to the conclusion of the Internal Revenue Services (“IRS”) audit with respect to its examination of the Company’s taxable years 2003 through 2006, the year of the Cendant Separation, for which we were entitled to indemnification by Realogy and Wyndham. The decrease was partially offset by a $429 million increase in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows”) and a $25 million increase in accounts receivable.

Total liabilities exclusive of liabilities under vehicle programs decreased $71 million primarily due to a $507 million reduction in tax liabilities principally related to the conclusion of the IRS audit, offset by a $371 million increase in corporate debt (see “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our corporate debt) and a $58 million increase in accounts payable.

Assets under vehicle programs increased $343 million mainly due to a $455 million increase in our net vehicles, related primarily to an increase in our domestic car rental fleet, and a $62 million increase in our investment in Avis Budget Rental Car Funding (AESOP) LLC due to mark-to-market gains on derivatives, offset by a $153 million decrease in our program cash mainly due to the repayment of certain term notes reaching maturity during the year.

Liabilities under vehicle programs increased $117 million reflecting additional borrowing in support of the increase in our domestic vehicle rental fleet. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $188 million primarily due to net income of $54 million for 2010 and a $129 million increase in accumulated other comprehensive income primarily resulting from (i) a $71 million increase in currency translation, (ii) $36 million of net unrealized gains on our cash flow hedges, and (iii) the reclassification of $24 million of unrealized losses on our interest rate swaps to earnings, primarily in connection with the extinguishment of a portion of our floating rate term loan in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During 2010, we issued approximately $1.1 billion in senior notes, using the proceeds to partially repay and amend the terms of our floating rate term loan, redeem some of our earlier maturing senior notes and have cash available for use toward our potential acquisition of Dollar Thrifty or to redeem additional corporate indebtedness.

Cash Flows

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

At December 31, 2010, we had $911 million of cash on hand, an increase of $429 million from $482 million at December 31, 2009. The following table summarizes such increase:

	Year Ended December 31,
	2010	2009	Change
Cash provided by (used in):
Operating activities	$1,640	$1,491	$149
Investing activities	(1,603)	166	(1,769)
Financing activities	380	(1,465)	1,845
Effects of exchange rate changes	12	32	(20)

Net change in cash and cash equivalents	$429	$224	$205

During 2010, we generated $149 million more cash from operating activities compared with 2009. The change principally resulted from the reimbursement from Wyndham for the use of certain of our tax attributes in connection with the conclusion of the IRS audit and improved operating results, partially offset by the termination of interest rate swaps during 2010.

We used approximately $1.8 billion more cash in investing activities during 2010 compared with 2009. This change primarily reflects the activities of our vehicle programs, which used approximately $1.3 billion more cash to purchase vehicles and received $825 million less in proceeds from the disposition of vehicles. The use of cash in investing activities in 2010 reflects a more typical pattern for us, whereas the 2009 result reflects the effects of our reducing our fleet size in response to particularly weak economic conditions and demand for travel services. We anticipate that our non-rental vehicle capital expenditures will approximate $85-95 million in 2011.

We generated approximately $1.8 billion more cash from financing activities during 2010 compared with 2009. This change primarily reflects an approximately $1.8 billion net increase in cash provided from our vehicle programs’ financing activities due to our use of cash in financing activities in 2009 for significant debt repayment associated with reducing our fleet size in response to weak economic conditions as discussed above.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

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

In 2009, we generated $213 million less cash from operating activities than in 2008 as a result of having a year-over-year increase in earnings before income taxes and impairment costs that was smaller than the year-over-year reduction in depreciation expense.

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

We generated approximately $1.9 billion less cash from financing activities during 2009 compared to 2008. This change primarily reflects an approximately $2.3 billion net decrease in cash provided under our vehicle programs’ financing activities, primarily due to reduced vehicle-backed debt borrowings offset by $311 million in net proceeds primarily from the issuance of our convertible notes, a warrant transaction and a convertible note hedge in 2009.

Debt and Financing Arrangements

At December 31, 2010, we had approximately $7.0 billion of indebtedness (including corporate indebtedness of approximately $2.5 billion and debt under vehicle programs of approximately $4.5 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of December 31,		Change
		2010	2009
Floating rate term loan (a)	April 2012	$-	$778	$(778)
Floating rate term loan (a) (b)	April 2014	271	-	271
Floating rate notes (b)	May 2014	250	250	-
7 5/8% notes (c)	May 2014	200	375	(175)
3 1/2% convertible notes (d)	October 2014	345	345	-
7 3/4% notes	May 2016	375	375	-
9 5/8% notes (e)	March 2018	444	-	444
8 1/4% notes (f)	January 2019	602	-	602

		2,487	2,123	364
Other		15	8	7

		$2,502	$2,131	$371

(a)

This floating rate term loan is part of our senior credit facilities, which also include revolving credit facilities, and are secured by pledges of all of the capital stock of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property. In March 2010, we repaid $451 million of outstanding indebtedness under our floating rate term loan and the term loan outstanding subsequent to such repayment was amended with $52 million maturing in April 2012 and the balance maturing in April 2014. In October 2010, we repaid the $52 million outstanding balance of the floating rate term loan due 2012.

(b)

As of December 31, 2010, the floating rate term loan due 2014 bears interest at the greater of three month LIBOR or 1.50% plus 425 basis points for a rate of 5.75% and the floating rate notes due 2014 bear interest at 2.79%. We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.

(c)	In December 2010, we redeemed $175 million of our 7 5/8% notes due 2014.
(d)	The 3 1/2% convertible notes are convertible by the holders into approximately 21 million shares of our common stock.
(e)	In March 2010, we issued our 9 5/8% notes at 98.6% of their face value for aggregate proceeds of $444 million. Proceeds were used for the partial repayment of our floating rate term loan.
(f)

The 8 1/4% notes were issued through two separate issuances of $400 million and $200 million, in October and November 2010, respectively, and form a single issuance. Proceeds from these debt issuances were used for the repayment of $52 million of floating rate term loan and the redemption of $175 million of our 7 5/8% notes.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of December 31,		Change
	2010	2009
Debt due to Avis Budget Rental Car Funding (a)	$3,987	$3,660	$327
Budget Truck financing:
Budget Truck Funding program (b)	244	220	24
Capital leases (c)	-	31	(31)
Other (d)	284	463	(179)

	$4,515	$4,374	$141

(a)	The increase reflects increased borrowing within Domestic Car Rental operations, principally due to an increase in the size of our domestic car rental fleet.
(b)	The increase principally reflects additional borrowing used to purchase trucks previously under capital lease arrangements.

(c)	The decrease reflects maturities of capital lease arrangements.
(d)	The decrease primarily reflects the repayment of Canadian term notes.

The following table provides the contractual maturities for our corporate debt and our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2010:

	Corporate Debt	Debt under Vehicle Programs
Due in 2011	$8	$912
Due in 2012	5	1,960
Due in 2013	5	360
Due in 2014	1,058	243
Due in 2015	2	686
Thereafter	1,424	354

	$2,502	$4,515

At December 31, 2010, we had approximately $3.2 billion of available funding under our various financing arrangements (comprised of $797 million of availability under our revolving credit facility and approximately $2.4 billion available for use in our vehicle programs). As of December 31, 2010, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental level included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2011 (a) (c)	$192	$-	$62	$130
Revolving credit facility maturing 2013 (b) (c)	983	-	316	667

(a)	This revolving credit facility matures in April 2011 and bears interest of one month LIBOR plus 400 basis points.
(b)	This revolving credit facility matures in April 2013 and bears interest of one month LIBOR plus 450 basis points.
(c)

The senior credit facilities, which encompass the floating rate term loan and the revolving credit facilities, are secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by our domestic subsidiaries, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

The following table presents available funding under our debt arrangements related to our vehicle programs at December 31, 2010:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,007	$3,987	$2,020
Budget Truck Funding program (c)	244	244	-
Other (d)	661	284	377

	$6,912	$4,515	$2,397

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $5.6 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $336 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by $981 million of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2010 can be found in Notes 14 and 15 to our Consolidated Financial Statements.

LIQUIDITY RISK

Our primary liquidity needs include the payment of operating expenses, servicing of corporate and vehicle related debt and procurement of rental vehicles to be used in our operations. Our primary sources of funding are operating revenue, cash received upon sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our revolving credit facility, and other financing activities.

As we discussed above, as of December 31, 2010, we have cash and cash equivalents of $911 million, available borrowing capacity under our revolving credit facility of $797 million, and available capacity under our vehicle programs of approximately $2.4 billion. Of our cash and cash equivalents as of December 31, 2010, $349 million is held either to repay outstanding corporate indebtedness or to help fund the potential acquisition of Dollar Thrifty.

Our liquidity position may be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have affected and could affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the U.S. economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, Hyundai Motor America, or Kia Motors America, being unable or unwilling to honor its obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement and the Tax Sharing Agreement. Financial guaranty firms Ambac Assurance Corporation, MBIA Insurance Corporation, and Assured Guaranty Corp. currently provide financial guaranties for approximately $900 million (expiring in 2012), $300 million (expiring in 2011) and $250 million (expiring in 2012), respectively, of our domestic term asset-backed car rental financing. Certain insolvency events by these financial guarantors would result in principal of the related financings being required to be repaid sooner than anticipated.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. The financial covenants of our senior credit facilities include maximum leverage and minimum coverage ratio requirements. As of December 31, 2010, we were in compliance with the financial covenants in our senior credit facilities.

Contractual Obligations

The following table summarizes our principal future contractual obligations as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt, including current portion (a)	$8	$5	$5	$1,058	$2	$1,424	$2,502
Debt under vehicle programs (b)	912	1,960	360	243	686	354	4,515
Debt interest	382	304	208	184	149	262	1,489
Operating leases (c)	397	334	265	189	133	823	2,141
Commitments to purchase vehicles (d)	4,566	-	-	-	-	-	4,566
Tax obligations (e)	-	-	-	-	-	37	37
Other purchase commitments (f)	56	22	11	4	1	-	94

	$6,321	$2,625	$849	$1,678	$971	$2,900	$15,344

(a)	Consists primarily of the Company’s approximately $1.9 billion of fixed and floating rate senior notes, $271 million floating rate term loan and $345 million of convertible senior notes.

(b)	Represents debt including related party debt due to Avis Budget Rental Car Funding (see Note 15 to our Consolidated Financial Statements) which was issued to support the purchase of vehicles.
(c)	Operating lease obligations are presented net of sublease rentals to be received (see Note 16 to our Consolidated Financial Statements).
(d)

Represents commitments to purchase vehicles, the majority of which are from Ford Motor Company, General Motors Company and Chrysler Group LLC. These commitments are generally subject to the vehicle manufacturers satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is generally financed through financings under vehicle programs in addition to cash received upon the sale of vehicles, many of which were purchased under repurchase and guaranteed depreciation programs (see Note 16 to our Consolidated Financial Statements).

(e)

Primarily represents income tax uncertainties, the majority of which are subject to indemnification by Realogy and Wyndham. We are unable to estimate the period in which cash payments related to these income tax uncertainties are expected to be paid.

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

Goodwill and Other Indefinite-lived Intangible Assets.  We have reviewed the carrying value of our goodwill and other indefinite-lived intangible assets for impairment. In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various consistent assumptions, including the fair market trading price of our common stock and management’s projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. We review the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

Our goodwill and other indefinite-lived intangible assets are allocated among three reporting units. During 2010 and 2009, there was no impairment of goodwill or other intangible assets. In 2008, a $1,244 million charge was recorded to reflect the impairment of goodwill and the impairment of our tradenames assets. These charges reflect the decline in their fair value below their carrying value, primarily as a result of reduced market valuations for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs. Domestic Car Rental operations recorded $882 million and International Car Rental recorded $275 million, for goodwill and tradename impairment, and Truck Rental recorded $87 million for goodwill impairment.

Vehicles.  We present vehicles at cost, net of accumulated depreciation, on the Consolidated Balance Sheets. We record the initial cost of the vehicle net of incentives and allowances from manufactures. We acquire our rental vehicles either through repurchase and guaranteed depreciation programs with certain automobile manufacturers or outside of such programs. For rental vehicles purchased under such programs, we depreciate the vehicles such that the net book value on the date of sale or return to the manufacturers is intended to equal the contractual guaranteed residual values. For vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs, we depreciate based on the vehicles’ estimated residual market values and their expected dates of disposition. See Note 2 to our Consolidated Financial Statements.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we were to determine that we would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Currently we do not record valuation allowances on the majority of our tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required to determine our worldwide provision for income taxes and to record the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Pursuant to the Tax Sharing Agreement entered into in connection with the Separation and the Separation Agreement, we are entitled to indemnification for non-Avis Budget Car Rental tax contingencies for taxable periods prior to and including the Separation.

The rules governing taxation are complex and subject to varying interpretations. Therefore, our tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe the estimates and assumptions supporting our tax accruals are reasonable, the potential result of an audit or litigation related to tax could include a range of outcomes, and could result in tax liabilities for the Company that are materially different than those reflected in the Consolidated Financial Statements.

See Notes 2 and 8 to our Consolidated Financial Statements for more information regarding income taxes.

Financial Instruments.  We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option pricing models or other valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, credit spreads of the Company and counterparties, volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements, which are disclosed in Note 20 to our Consolidated Financial Statements. In addition, hedge accounting requires that, at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment, which is performed at least quarterly, involves an estimation of changes in fair value resulting from changes in interest rates, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a discussion of the effect of hypothetical changes to these assumptions.

Public Liability, Property Damage and Other Insurance Liabilities.  Insurance liabilities on our Consolidated Balance Sheets include supplemental liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which we are self-insured. We estimate the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents and changes in the ultimate cost per incident.

Adoption of New Accounting Pronouncements

During 2010, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	ASU No. 2009-16, “Accounting for Transfers of Financial Assets”
•	ASU No. 2009-17, “Accounting by Enterprises Involved with Variable Interest Entities”
•	ASU No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”
•	ASU No. 2010-06, “Fair Value Measurements and Disclosures”, except for certain disclosure requirements that were adopted on January 1, 2011, as required

We will adopt the following recently issued accounting pronouncements as required:

•	ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”
•	ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”

For detailed information regarding these pronouncements and the impact thereof on our business, see Notes 1 and 2 to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in foreign currency exchange rates, interest rates and gasoline prices. We manage our exposure to market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, particularly swap contracts, futures and options contracts, to manage and reduce the interest rate risk related to our debt; foreign currency forwards to manage and reduce foreign currency exchange rate risk; and derivative commodity instruments to manage and reduce the risk of changing unleaded gasoline prices.

We are exclusively an end user of these instruments. We do not engage in trading, market-making or other speculative activities in the derivatives markets. We manage our exposure to counterparty credit risk related to our use of derivatives through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties are substantial investment and commercial banks with significant experience providing such derivative instruments.

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our long term borrowings and financial instruments, see Notes 14, 15 and 20 to our Consolidated Financial Statements.

Foreign Currency Risk Management

We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the Australian dollar, Canadian dollar and the New Zealand dollar. We use foreign currency forward contracts and foreign currency swaps to manage foreign exchange risk that arises from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Our foreign currency forward contracts are often not designated as hedges and therefore changes in the fair value of these derivatives are recognized in earnings as they occur. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2010. With all other variables held constant, a hypothetical 10% change (increase or decrease) in foreign currency exchange rates would not have a material impact on our earnings at December 31, 2010. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact to our consolidated financial statements.

Interest Rate Risk Management

Our primary interest rate exposure at December 31, 2010 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of December 31, 2010, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our consolidated financial statements.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline, would not have a material impact on our earnings at December 31, 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Consolidated Financial Statement Index commencing on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included below.

(c)	Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avis Budget Group, Inc.

Parsippany, New Jersey

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

New York, New York

February 24, 2011

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1) FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2) FINANCIAL STATEMENT SCHEDULES

See Schedule II—Valuation and Qualifying Account for the years ended December 31, 2010, 2009, and 2008 commencing on page G-1 hereof.

ITEM 15(A)(3) EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ IZILDA P. MARTINS
Izilda P. Martins
Vice President and Acting Chief Accounting Officer
Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. NELSON (Ronald L. Nelson)	Chairman of the Board, Chief Executive Officer and Director	February 24, 2011

/s/ F. ROBERT SALERNO (F. Robert Salerno)	Vice Chairman and Director	February 24, 2011

/s/ DAVID B. WYSHNER (David B. Wyshner)	Executive Vice President and Chief Financial Officer	February 24, 2011

/s/ IZILDA P. MARTINS (Izilda P. Martins)	Vice President and Acting Chief Accounting Officer	February 24, 2011

/s/ MARY C. CHOKSI (Mary C. Choksi)	Director	February 24, 2011

/s/ LEONARD S. COLEMAN, JR. (Leonard S. Coleman, Jr.)	Director	February 24, 2011

/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	February 24, 2011

/s/ JOHN D. HARDY, JR. (John D. Hardy, Jr.)	Director	February 24, 2011

/s/ LYNN KROMINGA (Lynn Krominga)	Director	February 24, 2011

/s/ EDUARDO G. MESTRE (Eduardo G. Mestre)	Director	February 24, 2011

/s/ STENDER E. SWEENEY (Stender E. Sweeney)	Director	February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avis Budget Group, Inc.

Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

New York, New York

February 24, 2011

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Vehicle rental	$3,882	$3,906	$4,564
Other	1,303	1,225	1,420

Net revenues	5,185	5,131	5,984

Expenses
Operating	2,616	2,636	3,147
Vehicle depreciation and lease charges, net	1,287	1,425	1,697
Selling, general and administrative	583	551	655
Vehicle interest, net	304	294	321
Non-vehicle related depreciation and amortization	90	96	88
Interest expense related to corporate debt, net:
Interest expense	170	153	129
Early extinguishment of debt	52	-	-
Restructuring charges	11	20	28
Impairment	-	33	1,262

Total expenses	5,113	5,208	7,327

Income (loss) before income taxes	72	(77)	(1,343)
Provision for (benefit from) income taxes	18	(30)	(219)

Net income (loss)	$54	$(47)	$(1,124)

Earnings (loss) per share
Basic	$0.53	$(0.46)	$(11.04)
Diluted	$0.49	$(0.46)	$(11.04)

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$911	$482
Receivables (net of allowance for doubtful accounts of $16 and $14)	315	290
Deferred income taxes	130	107
Other current assets	282	851

Total current assets	1,638	1,730

Property and equipment, net	425	442
Deferred income taxes	587	597
Goodwill	76	76
Other intangibles, net	481	478
Other non-current assets	255	248

Total assets exclusive of assets under vehicle programs	3,462	3,571

Assets under vehicle programs:
Program cash	4	157
Vehicles, net	6,422	5,967
Receivables from vehicle manufacturers and other	149	170
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	290	228

	6,865	6,522

Total assets	$10,327	$10,093

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$925	$1,272
Current portion of long-term debt	8	12

Total current liabilities	933	1,284

Long-term debt	2,494	2,119
Other non-current liabilities	535	630

Total liabilities exclusive of liabilities under vehicle programs	3,962	4,033

Liabilities under vehicle programs:
Debt	528	714
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	3,987	3,660
Deferred income taxes	1,333	1,267
Other	107	197

	5,955	5,838

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	-	-
Common stock, $.01 par value—authorized 250 million shares; issued 136,982,068 and 136,931,540 shares	1	1
Additional paid-in capital	8,828	9,098
Accumulated deficit	(2,637)	(2,691)
Accumulated other comprehensive income (loss)	92	(37)
Treasury stock, at cost—33,247,139 and 34,612,016 shares	(5,874)	(6,149)

Total stockholders’ equity	410	222

Total liabilities and stockholders’ equity	$10,327	$10,093

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$54	$(47)	$(1,124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	90	96	88
Deferred income taxes	(20)	(60)	(241)
Impairment	-	33	1,262
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(20)	52	50
Income taxes	(104)	10	7
Accounts payable and other current liabilities	108	(19)	(40)
Reimbursement from Realogy and Wyndham for taxes paid	114	-	-
Reimbursement from Wyndham for tax attributes	89	-	-
Other, net	52	35	63

Net cash provided by operating activities exclusive of vehicle programs	363	100	65

Vehicle programs:
Vehicle depreciation	1,277	1,391	1,639

	1,277	1,391	1,639

Net cash provided by operating activities	1,640	1,491	1,704

Investing activities
Property and equipment additions	(61)	(39)	(83)
Proceeds received on asset sales	14	14	17
Net assets acquired (net of cash acquired) and acquisition-related payments	(2)	-	(88)
Other, net	(6)	-	(17)

Net cash used in investing activities exclusive of vehicle programs	(55)	(25)	(171)

Vehicle programs:
Decrease (increase) in program cash	162	(145)	(11)
Investment in vehicles	(8,031)	(6,775)	(8,608)
Proceeds received on disposition of vehicles	6,319	7,144	6,722
Investment in debt securities of Avis Budget Rental Car Funding (AESOP)—related party	(570)	-	-
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP)—related party	570	-	-
Other, net	2	(33)	(28)

	(1,548)	191	(1,925)

Net cash provided by (used in) investing activities	(1,603)	166	(2,096)

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Year Ended December 31,
	2010	2009	2008
Financing activities
Proceeds from borrowings	1,046	445	-
Principal payments on borrowings	(688)	(111)	(10)
Proceeds from warrant issuance	-	62	-
Purchase of call options	-	(95)	-
Repurchases of common stock	-	-	(33)
Debt financing fees	(46)	(11)	(29)
Other, net	10	(2)	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	322	288	(71)

Vehicle programs:
Proceeds from borrowings	9,355	7,527	8,476
Principal payments on borrowings	(9,152)	(9,147)	(8,060)
Net change in short-term borrowings	(110)	(107)	152
Debt financing fees	(35)	(26)	(34)

	58	(1,753)	534

Net cash provided by (used in) financing activities	380	(1,465)	463

Effect of changes in exchange rates on cash and cash equivalents	12	32	(27)

Net increase in cash and cash equivalents	429	224	44
Cash and cash equivalents, beginning of period	482	258	214

Cash and cash equivalents, end of period	$911	$482	$258

Supplemental Disclosure
Interest payments	$483	$461	$468
Income tax payments, net	$142	$20	$15

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2008	136.7	$1	$9,320	$(1,520)	$32	(32.7)	$(6,368)	$1,465
Comprehensive loss:
Net loss	-	-	-	(1,124)	-	-	-
Currency translation adjustment	-	-	-	-	(110)	-	-
Unrealized losses on cash flow hedges, net of tax of $56	-	-	-	-	(86)	-	-
Pension liability adjustment, net of tax of $20	-	-	-	-	(30)	-	-

Total comprehensive loss								(1,350)

Net activity related to restricted stock units	0.1	-	(94)	-	-	0.4	105	11
Exercise of stock options	-	-	(1)	-	-	-	1	-
Repurchases of common stock	-	-	-	-	-	(2.9)	(33)	(33)
Activity related to employee stock purchase plan	-	-	(27)	-	-	0.2	28	1
Post-separation dividend adjustment	-	-	(3)	-	-	-	-	(3)
Other	-	-	2	-	-	-	-	2

Balance at December 31, 2008	136.8	$1	$9,197	$(2,644)	$(194)	(35.0)	$(6,267)	$93
Comprehensive income:
Net loss	-	-	-	(47)	-	-	-
Currency translation adjustment	-	-	-	-	104	-	-
Unrealized gains on cash flow hedges, net of tax of $(28)	-	-	-	-	43	-	-
Pension liability adjustment, net of tax of $(7)	-	-	-	-	10	-	-
Total comprehensive income								110
Issuance of warrants	-	-	62	-	-	-	-	62
Purchase of call options, net of tax of $36	-	-	(59)	-	-	-	-	(59)
Net activity related to restricted stock units	0.1	-	(101)	-	-	0.4	115	14
Activity related to employee stock purchase plan	-	-	(3)	-	-	-	3	-
Post-separation dividend adjustment	-	-	1	-	-	-	-	1
Other	-	-	1	-	-	-	-	1

Balance at December 31, 2009	136.9	$1	$9,098	$(2,691)	$(37)	(34.6)	$(6,149)	$222

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2010	136.9	$1	$9,098	$(2,691)	$(37)	(34.6)	$(6,149)	$222

Comprehensive income:
Net income	-	-	-	54	-	-	-
Currency translation adjustment	-	-	-	-	71	-	-
Unrealized gains on cash flow hedges, net of tax of $(24)	-	-	-	-	36	-	-
Reclassification of unrealized losses on cash flow hedges, net of tax benefit of $(16)	-	-	-	-	24	-	-
Pension liability adjustment, net of tax benefit of $1	-	-	-	-	(2)	-	-

Total comprehensive income								183

Net activity related to restricted stock units	0.1	-	(88)	-	-	0.4	101	13
Exercise of stock options	-	-	(166)	-	-	1.0	174	8
Reallocation of deferred taxes	-	-	(16)	-	-	-	-	(16)
Post-separation dividend adjustment	-	-	(1)	-	-	-	-	(1)
Other	-	-	1	-	-	-	-	1

Balance at December 31, 2010	137.0	$1	$8,828	$(2,637)	$92	(33.2)	$(5,874)	$410

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

Separation.  In July 2006, the Company, then known as Cendant Corporation, was separated into four independent companies (the “Separation”):

•	Realogy Corporation—encompasses the Company’s former real estate services segment.

•	Wyndham Worldwide Corporation—encompasses the Company’s former Hospitality Services and Timeshare Resorts segments.

•	Travelport, Inc.—encompasses the Company’s former Travel Distribution Services segment.

•	Avis Budget Group, Inc.—encompasses the Company’s vehicle rental operations.

Pursuant to the Separation and Distribution Agreement (“Separation Agreement”) among the separating companies and a related Tax Sharing Agreement, Realogy, Wyndham and Travelport have agreed to assume and retain all of the liabilities primarily related to each of their respective businesses and operations, including litigation primarily related to each of their businesses where the Company is a named party. Realogy and Wyndham have also agreed to assume certain contingent and other corporate liabilities of the

Company or its subsidiaries incurred prior to the disposition of Travelport (see Note 8—Income Taxes and Note 16—Commitments and Contingencies).

2.	Summary of Significant Accounting Policies

Accounting Principles

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Avis Budget and all entities in which the Company has a direct or indirect controlling financial interest and variable interest entities (“VIEs”) where the Company is determined to be the primary beneficiary. The Company is deemed to be the primary beneficiary if it has (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses (or the right to receive the benefits) of the VIE that could potentially be significant to the VIE. Intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company derives revenue through the operation and licensing of the Avis and Budget rental systems, providing vehicle rentals and other services to business and leisure travelers and others. Other revenue includes rentals of GPS navigational units, sales of loss damage waivers and insurance products, fuel and fuel service charges, and other items. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured.

Vehicle rental and rental-related revenue is recognized over the period the vehicle is rented. Licensing revenue principally consists of royalties paid by the Company’s licensees and is recorded as the licensees’ revenue is earned (generally over the rental period of a vehicle). Revenue and expenses associated with gasoline, vehicle licensing and airport concessions are recorded on a gross basis within revenue and operating expenses.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rate of exchange prevailing during the year. The related translation adjustments are reflected in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of the Consolidated Balance Sheets. The accumulated foreign currency translation adjustment as of December 31, 2010 and December 31, 2009 was $182 million and $111 million, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

Cash and Cash Equivalents

The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment (including leasehold improvements) are stated at cost, net of accumulated depreciation and amortization. Depreciation (non-vehicle related) is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated benefit period of the related assets, which may not exceed 20 years, or the lease term, if shorter. Useful lives are as follows:

Buildings	30 years
Furniture, fixtures & equipment	3 to 10 years
Capitalized software	3 to 7 years
Buses and support vehicles	4 to 15 years

The Company capitalizes the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $73 million and $84 million as of December 31, 2010 and 2009, respectively.

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

During 2010 and 2009, there was no impairment of goodwill or other intangible assets.

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

Vehicles

Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is recorded net of incentives and allowances from manufacturers. The Company acquires many of its rental vehicles pursuant to repurchase and guaranteed depreciation programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase vehicles at a specified price and date, or guarantee the depreciation rate for a specified period of time, subject to certain eligibility criteria (such as car condition and mileage requirements). The Company depreciates vehicles such that the net book value on the date of return to the manufacturers is intended to equal the contractual guaranteed residual values, thereby minimizing any gain or loss. The Company records additional vehicle depreciation expense, which totaled $23 million for the year ended December 31, 2010, for any expected reduction in the contractual guaranteed residual values due to excessive wear or damages.

Rental vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs are depreciated based upon their estimated residual values at their expected dates of disposition, after giving effect to anticipated conditions in the used car market which are reviewed on a continuous basis.

For 2010, 2009 and 2008, rental vehicles were depreciated at rates ranging from 5% to 35% per annum. Upon disposal of the vehicles, depreciation expense is adjusted for any difference between the net sales proceeds and the remaining book value. Vehicle-related interest expense amounts are net of vehicle-related interest income of $11 million, $15 million and $7 million for 2010, 2009 and 2008, respectively.

In 2008, the Company increased the assumed service lives of its model year 2004 and later diesel trucks and model year 2005 and later gas trucks, to better reflect the projected hold period of these vehicles. This extension of service lives reflects the Company’s expectation that it will purchase and dispose of fewer trucks each year than previously projected, thereby lengthening average hold periods for its trucks. This change will also affect the value the Company realizes upon disposition of trucks. The change in estimate, effective as of October 1, 2008, was accounted for prospectively and resulted in a decrease in depreciation expense of approximately $4 million, and decreased net loss by approximately $3 million ($0.02 per diluted share), for the year ended December 31, 2008.

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on our Consolidated Statements of Operations, include radio, television, “yellow pages” and other advertising, travel partner rewards programs, internet advertising and other promotions and were approximately $66 million, $87 million and $106 million in 2010, 2009 and 2008, respectively.

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

The Company reports revenues net of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer.

Fair Value Measurements

The Company measures its assets and liabilities at fair value on acquisition and revalues its derivative assets and liabilities on a recurring basis. Financial assets and liabilities are classified as follows: Level 1, which refers to assets and liabilities valued using quoted prices from active markets for identical assets or liabilities; Level 2, which refers to assets and liabilities for which significant other observable market inputs are readily available; and Level 3, which are valued based on significant unobservable inputs.

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

During 2010, 2009 and 2008, the Company did not utilize fair value hedges.

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

In 2007, the Company acquired an investment in Carey Holdings, Inc. (“Carey”). In 2008, the Company recorded an $18 million charge ($11 million, net of tax), for impairment of its investment in Carey to reflect the other-than-temporary decline in the investment’s fair value below its carrying value. In 2009, Carey received a notice of default related to its primary debt agreements and entered into discussions to restructure the terms of the agreements. The Company recorded a $33 million charge ($20 million, net of tax) for impairment of its investment in Carey, to reflect the other-than-temporary decline of the investment’s fair value below its carrying value, based on cash flow estimates, reducing the carrying value of the investment in Carey to zero.

Aggregate realized gains and losses on investments and dividend income are recorded within other revenues on the Consolidated Statements of Operations. There were no net realized gains or losses in 2010, 2009 and 2008.

Self-Insurance Reserves

The Consolidated Balance Sheets include $305 million and $308 million of liabilities with respect to self-insured public liability and property damage as of December 31, 2010 and 2009, respectively. Such liabilities relate to supplemental liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which the Company is self-insured. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The Company estimates the required reserve for such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents and changes in the ultimate cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.

The Consolidated Balance Sheets also include liabilities of approximately $56 million and $65 million as of December 31, 2010 and 2009, respectively, related to health and welfare, workers’ compensation and other benefits the Company provides to its employees. The Company estimates the liability required for such benefits based on actual claims outstanding and the estimated cost of claims incurred as of the balance sheet date. These amounts are included within accounts payable and other current liabilities.

Adoption of New Accounting Standards During 2010

In June 2009, the FASB issued Accounting Standards Updates (“ASU”) No. 2009-16, “Accounting for Transfers of Financial Assets” (“ASU No. 2009-16”), which (i) removes the concept of a Qualifying Special Purpose Entity (“QSPE”) from ASC topic 860 and eliminates the exception from applying ASC topic 810, Consolidation, to variable interest entities that are QSPEs, (ii) amends the accounting for transfers of financial assets and (iii) increases the related disclosures about transfers of financial assets. This guidance applies to fiscal years beginning on or after November 15, 2009 and transfers that occurred both before and after its effective date. The Company adopted this guidance on January 1, 2010, as required, and it did not have a significant impact on its financial statements.

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

In January 2010, the FASB issued ASU No. 2010-6, “Fair Value Measurements and Disclosures” (“ASU No. 2010-6”). ASU No. 2010-6 will expand the level of fair value disclosures by an entity, requiring information to be provided about movements of assets between levels 1 and 2, a reconciliation of purchases, sales, issuance and settlements for all level 3 instruments and fair value measurement disclosures for each class of assets and liabilities. The Company adopted the guidance on January 1, 2010, as required, except for the disclosures about purchases, sales, issuances and settlements for level 3 instruments and fair value measurements, which were adopted on January 1, 2011, as required, and it did not have, and is not expected to have, a significant impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”. The Company adopted this guidance upon its issuance, as required, and it did not have a significant impact on its financial statements.

Recently Issued Accounting Pronouncements

The provisions of the following new accounting pronouncements were adopted on January 1, 2011 and did not have a significant impact on our financial statements:

(i)	An amendment to the procedure for performing step 1 of the goodwill impairment test.

(ii)	An amendment to the disclosure requirements for supplementary pro forma information for business combinations.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2010	2009	2008
Net income (loss) for basic EPS	$54	$(47)	$(1,124)
Convertible debt interest, net of tax	7	-	-

Net income (loss) for diluted EPS	$61	$(47)	$(1,124)

Basic weighted average shares outstanding	103.1	102.2	101.9
Options, warrants and non-vested stock	2.4	-	-
Convertible debt	21.2	-	-

Diluted weighted average shares outstanding (a)	126.7	102.2	101.9

Earnings (loss) per share:
Basic	$0.53	$(0.46)	$(11.04)
Diluted	$0.49	$(0.46)	$(11.04)

(a)

As the Company incurred a net loss in 2009 and 2008, all outstanding stock options, restricted stock units, stock warrants and issuable shares underlying the convertible notes issued in 2009, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Year Ended December 31,
	2010	2009	2008
Options (a)(b)	1.4	7.2	5.0
Warrants (c)	21.2	21.2	-
Shares underlying 3 1/2% Convertible Senior Notes due 2014	-	21.2	-

(a)	The weighted average exercise price for anti-dilutive options for 2010 was $23.28.
(b)	Represents all outstanding stock options for 2009 and 2008.
(c)	Represents all outstanding warrants for 2010, 2009 and 2008. The exercise price for the warrants issued in 2009 was $22.50.

4.	Restructuring Charges

Beginning in late 2008, the Company implemented strategic initiatives within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments, as part of a five-point cost-reduction and efficiency improvement plan, to reduce costs, enhance organizational efficiency and consolidate and rationalize existing processes and facilities. During the years ended December 31, 2010, 2009 and 2008, as part of this process, the Company formally communicated the termination of employment to approximately 1,350, 1,750 and 2,300 employees, respectively, within its operating segments. The Company recorded restructuring charges in connection with these initiatives of $11 million in 2010, $20 million in 2009 and $28 million in 2008. The majority of these restructuring charges have been settled in cash. These charges primarily represent costs associated with the closure and consolidation of certain back-office administrative facilities and severance, outplacement services and other costs associated with employee terminations. As of December 31, 2010, the Company had terminated substantially all these employees.

As of December 31, 2010, the remaining liability relating to these restructuring actions amounted to approximately $6 million, primarily for lease obligation costs and other items related to vacated locations which are expected to be paid through 2015. The Company has substantially completed its activities under this plan.

As of January 1, 2008, the Company had $2 million of liabilities related to pre-2008 restructuring activities.

The following tables summarize changes to our restructuring-related liabilities and identifies within which of the Company’s segments the restructuring charges and corresponding payments and utilizations are recorded:

	Personnel Related	Facility Related(b)	Asset Impairments	Total
Balance as of January 1, 2008	$-	$2	$-	$2
Restructuring charge	23	4	1	28
Cash payment/utilization	(13)	(1)	-	(14)

Balance as of December 31, 2008	10	5	1	16
Restructuring charge	11	6	3	20
Cash payment/utilization	(20)	(7)	(4)	(31)

Balance as of December 31, 2009	1	4	-	5
Restructuring charge	4	7	-	11
Cash payment/utilization	(5)	(5)	-	(10)

Balance as of December 31, 2010	$-	$6	$-	$6

	Domestic Car Rental	International Car Rental	Truck Rental	Total
Balance as of January 1, 2008	$-	$-	$2	$2
Restructuring charge (a)	23	3	2	28
Cash payment/utilization	(11)	(1)	(2)	(14)

Balance as of December 31, 2008	12	2	2	16
Restructuring charge (a)	16	2	2	20
Cash payment/utilization	(25)	(3)	(3)	(31)

Balance as of December 31, 2009	3	1	1	5
Restructuring charge (a)	11	-	-	11
Cash payment/utilization	(8)	(1)	(1)	(10)

Balance as of December 31, 2010 (b)	$6	$-	$-	$6

(a)	The restructuring charge primarily represents severance benefits resulting from reductions in staff and the closure of certain facilities.
(b)	At December 31, 2010, the remaining liability relates primarily to required minimum lease payments.

5.	Licensing Activities

Revenues from licensing, which are recorded within other revenues on the accompanying Consolidated Statements of Operations, amounted to $46 million, $43 million and $40 million during 2010, 2009 and 2008, respectively. The Company renews licensee agreements in the normal course of business and occasionally terminates, purchases or sells licensee agreements. In connection with ongoing fees the Company receives from its licensees pursuant to the license agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

6.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$73	$24	$49	$73	$22	$51
Customer lists (b)	19	10	9	19	9	10
Other (c)	2	1	1	2	1	1

	$94	$35	$59	$94	$32	$62

Unamortized Intangible Assets
Goodwill	$76			$76

Trademarks (d)	$422			$416

(a)	Primarily amortized over a period ranging from 25 to 40 years.
(b)	Primarily amortized over 20 years.
(c)	Primarily amortized over 27 years.
(d)	The increase in trademarks is primarily due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2010	2009	2008
License agreements	$2	$2	$2
Customer lists	1	1	1

Total	$3	$3	$3

Based on the Company’s amortizable intangible assets at December 31, 2010, the Company expects related amortization expense to approximate $3 million for each of the five succeeding fiscal years.

The carrying amounts of goodwill and related charges are as follows:

	Domestic Car Rental	International Car Rental	Truck Rental	Total Company
Gross goodwill as of January 1, 2009	$1,355	$595	$243	$2,193
Accumulated impairment losses as of January 1, 2009	(1,355)	(535)	(228)	(2,118)

Goodwill as of January 1, 2009	-	60	15	75
2009 Foreign currency translation adjustment	-	1	-	1

Goodwill as of December 31, 2009	-	61	15	76
Adjustments in 2010	-	-	-	-

Goodwill as of December 31, 2010	$-	$61	$15	$76

7.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2010	2009
Rental vehicles	$7,007	$6,090
Less: Accumulated depreciation	(1,135)	(945)

	5,872	5,145
Vehicles held for sale	550	822

Vehicles, net	$6,422	$5,967

The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2010	2009	2008
Depreciation expense	$1,277	$1,391	$1,639
Lease charges	34	64	51
(Gain) loss on sale of vehicles, net and cost of vehicle disposition	(24)	(30)	7

Vehicle depreciation and lease charges, net	$1,287	$1,425	$1,697

During 2010, 2009 and 2008, vehicle interest, net on the accompanying Consolidated Statements of Operations excludes $178 million, $157 million and $136 million, respectively, of interest expense related to the Company’s convertible senior notes and the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations.

8.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current
Federal	$-	$-	$(4)
State	2	3	10
Foreign	36	27	16

Current income tax provision	38	30	22

Deferred
Federal	(7)	(40)	(232)
State	8	(5)	(14)
Foreign	(21)	(15)	5

Deferred income tax benefit	(20)	(60)	(241)

Provision for (benefit from) income taxes	$18	$(30)	$(219)

Pretax income (loss) for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2010	2009	2008
Domestic	$(17)	$(146)	$(1,404)
Foreign	89	69	61

Pretax income (loss)	$72	$(77)	$(1,343)

Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2010	2009
Current deferred income tax assets:
Accrued liabilities and deferred income	$179	$165
Provision for doubtful accounts	5	4
Acquisition and integration-related liabilities	9	-
Unrealized hedge loss	1	-
Convertible note hedge	8	8
Valuation allowance (a)	(35)	(25)

Current deferred income tax assets	167	152

Current deferred income tax liabilities:
Prepaid expenses	37	38
Unrealized hedge gain	-	7

Current deferred income tax liabilities	37	45

Current net deferred income tax asset	$130	$107

Non-current deferred income tax assets:
Net tax loss carryforwards	$373	$351
Accrued liabilities and deferred income	131	130
Depreciation and amortization	99	117
Tax credits	75	50
Convertible note hedge	21	28
Acquisition and integration-related liabilities	21	23
Unrealized hedge loss	1	15
Other	23	24
Valuation allowance (a)	(157)	(141)

Non-current deferred income tax assets	$587	$597

(a)

The valuation allowance of $192 million at December 31, 2010 relates to tax loss carryforwards, foreign tax credits and certain state deferred tax assets of $122 million, $53 million and $17 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2010	2009
Deferred income tax assets:
Unrealized hedge loss	$29	$54

	29	54

Deferred income tax liabilities:
Depreciation	1,362	1,321

	1,362	1,321

Net deferred income tax liabilities under vehicle programs	$1,333	$1,267

As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately $568 million (net of valuation allowances), most of which expire from 2027 through 2030. Currently the Company does not record valuation allowances on the majority of its tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. No provision has been made for U.S. federal deferred income taxes on approximately $505 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2010, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	As of December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	(7.0)	9.8	(0.2)
Changes in valuation allowances	15.1	(10.1)	(1.1)
Taxes on foreign operations at rates different than statutory U.S. federal rates (a)	(21.6)	16.1	0.4
Resolution of prior years’ examination issues	-	2.6	(0.4)
Goodwill impairment	-	-	(17.4)
Nondeductible expenses	5.4	(13.2)	(0.6)
Other	(1.9)	(1.2)	0.6

	25.0%	39.0%	16.3%

(a)	In 2010 and 2009, the Company realized a benefit relating to additional tax depreciation within the Company’s operations in Australia.

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2010	2009	2008
Balance at January 1	$603	$601	$612
Additions based on tax positions related to the current year	-	1	-
Additions for tax positions for prior years	9	6	27
Reductions for tax positions for prior years	(443)	(4)	(36)
Settlements	(129)	(1)	(2)

Balance at December 31	$40	$603	$601

Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2010, 2009 and 2008, if recognized, would affect the Company’s provision for or, benefit from income taxes. As of December 31, 2009 and 2008, the Company’s unrecognized tax benefits were offset by tax credits in the amount of $104 million and tax loss carryforwards in the amount of $10 million. The Company does not anticipate that total unrecognized tax benefits will change significantly in 2011.

As of December 31, 2009, the unrecognized tax benefits recorded in accounts payable and other current liabilities were $383 million. As of December 31, 2010, 2009 and 2008, the unrecognized tax benefits in long-term income taxes payable were $37 million, $100 million and $480 million, respectively, which were recorded as a component of Other non-current liabilities on the Consolidated Balance Sheets. Pursuant to the Tax Sharing Agreement entered into in connection with the Separation and the Separation Agreement, the Company is entitled to indemnification for non-Avis Budget Car Rental tax contingencies for taxable periods prior to and including the Separation. The majority of the $37 million of unrecognized tax benefits at December 31, 2010 are non-Avis Budget Car Rental tax contingencies.

During the twelve months ended December 31, 2010, the Company reduced its liabilities for accrued interest by $105 million and as of December 31, 2010, accrued interest was $20 million. In the twelve months ended December 31, 2009 and 2008, the Company recorded additional liabilities of $19 million and $51 million, respectively, for the accrual of interest. These accruals had a minimal impact on the Company’s results of operations as the Company is entitled to indemnification for a substantial portion of such liabilities and recognized corresponding receivables from Realogy and Wyndham. The Company recognizes potential interest and corresponding indemnification from Realogy and Wyndham, related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the twelve months ended December 31, 2010, 2009 and 2008, were not significant and were recognized as a component of income taxes.

During 2010, the Company reached a settlement with the Internal Revenue Service (“IRS”) with respect to its examination of the Company’s taxable years 2003 through 2006, the year of the Separation. The Company was entitled to indemnification for most pre-separation tax matters from Realogy and Wyndham and therefore amounts due to the IRS at the conclusion of the audit did not have a material impact on the Company’s financial position. The Company made payments to the IRS and state tax authorities of $144 million, including interest, in conjunction with the conclusion of the audit, all of which were funded by Realogy and Wyndham. The Company was also reimbursed $89 million by Wyndham for the use of certain of the Company’s tax attributes in connection with the conclusion of the IRS audit. As a result of the conclusion of the audit, the Company reduced income taxes payable and related receivables from Realogy and Wyndham by approximately $295 million, which items offset within income from discontinued operations. In addition, in connection with the conclusion of the IRS audit, a reallocation of certain deferred taxes with our former subsidiaries resulted in a $16 million decrease to stockholders’ equity. The reductions in income taxes payable and receivables from Realogy and Wyndham are reflected in accounts payable and other current liabilities, and other current assets, respectively, as of December 31, 2010.

9.	Other Current Assets

Other current assets consisted of:

	As of December 31,
	2010	2009
Prepaid expenses	$140	$127
Receivables from Wyndham (a)	26	249
Receivables from Realogy (a)	25	410
Other	91	65

	$282	$851

(a)

Represents amounts due for certain contingent, tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At December 31, 2010 and 2009, there are corresponding liabilities recorded within accounts payable and other current liabilities. Realogy has posted a letter of credit for the benefit of the Company to cover Realogy’s performance in respect of these receivables, as more fully described under Note 16—Commitments and Contingencies. During 2010, in connection with the conclusion of the IRS audit, the Company reduced its income taxes payable and the related receivables from Realogy and Wyndham (see Note 8—Income Taxes).

10.	Property and Equipment, net

Property and equipment, net consisted of:

	As of December 31,
	2010	2009
Land	$48	$48
Buildings and leasehold improvements	412	423
Capitalized software	346	328
Furniture, fixtures and equipment	182	176
Buses and support vehicles	53	47
Projects in process	30	22

	1,071	1,044
Less: Accumulated depreciation and amortization	(646)	(602)

	$425	$442

Depreciation and amortization expense relating to property and equipment during 2010, 2009, and 2008 was $87 million, $93 million and $85 million, respectively (including $28 million, $26 million and $26 million, respectively, of amortization expense relating to capitalized computer software).

11.	Other Non-Current Assets

Other non-current assets consisted of:

	As of December 31,
	2010	2009
Deferred financing costs	$107	$73
Receivables from Realogy (a)	80	96
Receivables from Wyndham (a)	48	60
Other	20	19

	$255	$248

(a)

Represents amounts due for certain contingent, tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At December 31, 2010 and 2009, there are corresponding liabilities recorded within other non-current liabilities. Realogy has posted a letter of credit for the benefit of the Company to cover Realogy’s performance in respect of these receivables, as more fully described under Note 16—Commitments and Contingencies.

12.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of December 31,
	2010	2009
Accounts payable	$209	$151
Accrued payroll and related	155	145
Public liability and property damage insurance liabilities – current	93	97
Advertising and marketing	53	44
Income taxes payable – current (a)	41	399
Disposition-related liabilities	33	62
Accrued legal settlements	32	35
Accrued interest related to tax contingencies (a)	3	89
Other	306	250

	$925	$1,272

(a)

During 2010, the Company decreased income taxes payable and accrued interest related to tax contingencies by $358 million and $86 million, respectively, and decreased the related receivables from Realogy and Wyndham, due to the conclusion of the IRS audit (see Note 8—Income Taxes).

13.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	As of December 31,
	2010	2009
Public liability and property damage insurance liabilities—non-current	$212	$211
Pension liability	63	58
Acquisition-related liabilities	55	57
Accrued interest related to tax contingencies	42	41
Income taxes payable—non-current (a)	37	100
Derivatives	5	39
Other	121	124

	$535	$630

(a)	During 2010, the Company decreased income taxes payable by $63 million and decreased the related receivables from Realogy and Wyndham, due to the conclusion of the IRS audit (see Note 8—Income Taxes).

14.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Date	As of December 31,
		2010	2009
Floating rate term loan (a)	April 2012	$-	$778
Floating rate term loan (a)	April 2014	271	-
Floating rate notes	May 2014	250	250
7 5/8 % notes	May 2014	200	375
3 1/2% convertible notes	October 2014	345	345
7 3/4% notes	May 2016	375	375
9 5/8% notes	March 2018	444	-
8 1/4% notes	January 2019	602	-

		2,487	2,123
Other		15	8

Total long-term debt		2,502	2,131
Less: Current portion		8	12

Long-term debt		$2,494	$2,119

(a)

The floating rate term loan is part of our senior credit facilities, which include revolving credit facilities and are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

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

Concurrently with the issuance of the Convertible Notes, the Company purchased a convertible note hedge and entered into a warrant transaction, which effectively increased the conversion price of the Convertible Notes, from the Company’s perspective, to $22.50 per share. The convertible note hedge is intended to reduce the net number of shares required to be issued upon conversion of the Convertible Notes. The significant terms of the convertible note hedge and warrant transactions can be found in Note 17—Stockholders’ Equity.

AVIS BUDGET CAR RENTAL CORPORATE DEBT

Floating Rate Term Loan

The Company’s floating rate term loan was originally entered into in April 2006 as part of the Company’s senior credit facilities. In March 2010, the Company repaid $451 million of the loan and the terms were amended resulting in $52 million maturing in April 2012, which was subsequently repaid in October 2010, and the balance maturing in April 2014. The floating rate term loan bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at December 31, 2010. Quarterly installment payments of approximately $1 million are required through January 31, 2014. The remaining principal is due at the end of the term. In 2009, the Company repaid $9 million of outstanding principal under the floating rate term loan pursuant to quarterly installment payment requirements.

Floating Rate Senior Notes

The Company’s Floating Rate Senior Notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $250 million. The interest rate on these notes is equal to three month LIBOR plus 250 basis points, for a rate of 2.79% at December 31, 2010. The floating rate notes pay interest quarterly on February 15, May 15, August 15 and November 15 of each year. The Company has the right to redeem these notes in whole or in part at any time after May 15, 2008, at the applicable scheduled redemption price, plus in each case, accrued and unpaid interest through the redemption date.

7 5/8% and 7 3/4% Senior Notes

The Company’s 7 5/8% and 7 3/4% Senior Notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $750 million. The notes pay interest semi-annually on May 15 and November 15 of each year. The Company has the right to redeem the 7 5/8% and 7 3/4% Senior Notes in whole or in part at any time on or after May 15, 2010 and May 15, 2011, respectively, at the applicable scheduled redemption price, plus any accrued and unpaid interest through the redemption date. During December 2010, the Company redeemed $175 million of its 7 5/8% Senior Notes due 2014 at 103.813% plus accrued and unpaid interest.

9 5/8% Senior Notes

The Company’s 9 5/8% Senior Notes were issued in March 2010 at 98.6% of their face value for aggregate proceeds of $444 million and are due 2018. The notes pay interest semi-annually on March 15 and September 15 of each year. The Company has the right to redeem these notes in whole or in part at any time at the applicable redemption price plus any accrued and unpaid interest through the redemption date.

8 1/4% Senior Notes

The Company’s 8 1/4% Senior Notes were issued through two separate issuances of $400 million and $200 million, in October and November 2010, respectively, and form a single series of debt securities. The $400 million of notes were issued at 100% of their face value and the $200 million of notes were issued at 101% of their face value, for aggregate proceeds of $602 million, and are due January 2019. The notes pay interest semi-annually on January 15 and July 15 of each year. The Company has the right to redeem these notes in whole or in part at any time at the applicable redemption price plus any accrued and unpaid interest through the redemption date. In connection with the sale of the notes, the Company entered into a Registration Rights Agreement, pursuant to which it completed in February 2011 an offer to exchange the notes for new notes with terms substantially identical to those of the originally issued notes except that the transfer restrictions and registration rights provisions relating to the originally issued notes do not apply to the new notes.

The Floating Rate Senior Notes, the 7 5/8% and 7 3/4% Senior Notes, the 9 5/8% Senior Notes and the 8 1/4% Senior Notes, in each case as described above (the “Senior Notes”), are senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future senior indebtedness.

CORPORATE GUARANTEE

In February 2007, the Company agreed to guarantee (the “Guarantee”) the payment of principal, premium, if any, and interest on the 7 5/8% Senior Notes, 7 3/4% Senior Notes and Floating Rate Senior Notes. The Company executed a Supplemental Indenture to provide the Guarantee in accordance with the terms and limitations of such notes and the indenture governing the notes. In consideration for providing the Guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. The $14 million consideration has been deferred and is being amortized over the life of the debt. As of December 31, 2010, the deferred consideration remaining to be amortized amounted to approximately $6 million.

DEBT MATURITIES

The following table provides contractual maturities of the Company’s corporate debt at December 31, 2010:

Year	Amount
2011	$8
2012	5
2013	5
2014	1,058
2015	2
Thereafter	1,424

$2,502

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At December 31, 2010, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2011 (a)(c)	$192	$-	$62	$130
Revolving credit facility maturing 2013 (b)(c)	983	-	316	667

(a)	This revolving credit facility matures in April 2011 and bears interest of one month LIBOR plus 400 basis points.
(b)	This revolving credit facility matures in April 2013 and bears interest of one month LIBOR plus 450 basis points.
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

DEBT COVENANTS

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facilities contain maximum leverage and minimum coverage ratio requirements. As of December 31, 2010, the Company was in compliance with the financial covenants of its senior credit facilities.

15.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of December 31,
	2010	2009
Debt due to Avis Budget Rental Car Funding (a)	$3,987	$3,660
Budget Truck financing:
Budget Truck Funding program (b)	244	220
Capital leases (c)	-	31
Other (d)	284	463

	$4,515	$4,374

(a)	The increase reflects increased borrowing within Domestic Car Rental operations due to an increase in the size of the Company’s domestic car rental fleet.
(b)	The increase principally reflects additional borrowing used to purchase trucks previously under capital lease arrangements.
(c)	The decrease reflects maturities of capital lease arrangements.
(d)	The decrease primarily reflects the repayment of Canadian term notes.

Avis Budget Rental Car Funding (AESOP) LLC.  Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, Avis Budget pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Balance Sheets. The Company also has an asset within Assets under vehicle programs on its Consolidated Balance Sheets which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2010 approximate $5.6 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within Assets under vehicle programs (excluding the Investments in Avis Budget Rental Car Funding (AESOP) LLC– related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding. The Company also finances vehicles through other variable interest entities and partnerships, which are consolidated and whose assets and liabilities are included within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The requirements of these entities include maintaining sufficient collateral levels and other covenants.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiaries and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected within the Company’s financial statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent floating rate notes and had a weighted average interest rate of 3% and 2% as of December 31, 2010 and 2009, respectively. (Due to hedging transactions to reduce the Company’s exposure to interest rate movements, the Company’s weighted average effective interest rate related to the debt of Avis Budget Rental Car Funding was approximately 6% and 7% as of December 31, 2010 and 2009, respectively.)

During 2010, the Company established a variable funding note program with a maximum capacity of $400 million of notes to be issued by Avis Budget Rental Car Funding to the Company to finance the purchase of vehicles. These variable funding notes pay interest of 5.5% at December 31, 2010 and mature in March 2011. As of December 31, 2010, there were no outstanding amounts due to the Company from Avis Budget Rental Car Funding under the program; however, for the year ended December 31, 2010, the Company earned interest income of $5 million and incurred an equal amount of interest expense on these notes, which was eliminated in consolidation in the Company’s financial statements. As of December 31, 2010, the Company’s related interest receivable from Avis Budget Rental Car Funding was insignificant.

Truck financing.  The Budget Truck Funding program consists of debt facilities established by the Company to finance the acquisition of the Budget Truck rental fleet. The borrowings under the Budget Truck Funding program are collateralized by $336 million of corresponding assets and are floating rate notes with a weighted average interest rate of 5% as of December 31, 2010 and 2009. The Company had also obtained a portion of its truck rental fleet under capital lease arrangements for which there were corresponding gross assets of $83 million with accumulated amortization of $42 million classified within vehicles, net on the Company’s Consolidated Balance Sheets as of December 31, 2009. All of the capital lease arrangements matured in 2010. Interest paid as part of capital lease obligations was $1 million and $4 million during 2010 and 2009, respectively.

Other.  Borrowings under the Company’s other vehicle rental programs primarily represent amounts issued under financing facilities that provide for borrowings to support the acquisition of vehicles used in the Company’s International Car Rental operations and loans to support the acquisition of certain vehicles for Domestic Car Rental operations. The debt issued is collateralized by $981 million of vehicles and related assets and primarily represents floating rate bank loans and a commercial paper conduit facility for which the weighted average interest rate as of December 31, 2010 and 2009 was 4%.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2010:

Vehicle- Backed Debt
2011	$912
2012	1,960
2013	360
2014	243
2015	686
Thereafter	354

$4,515

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of December 31, 2010, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding	$6,007	$3,987	$2,020
Budget Truck Funding program	244	244	-
Other	661	284	377

	$6,912	$4,515	$2,397

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

DEBT COVENANTS

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of December 31, 2010, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

16.	Commitments and Contingencies

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Many of the Company’s operating leases for facilities contain renewal options. These renewal options vary, but the majority include clauses for renewal for various term lengths and prevailing market rate rents.

Future minimum lease payments required under noncancelable operating leases, including minimum concession fees charged by airport authorities which, in many locations, are recoverable from vehicle rental customers, as of December 31, 2010 are as follows:

Year	Amount
2011	$397
2012	334
2013	265
2014	189
2015	133
Thereafter	823

$2,141

The future minimum lease payments in the above table have been reduced by minimum future sublease rental inflows in aggregate of $12 million.

The Company maintains concession agreements with various airport authorities that allow the Company to conduct its car rental operations onsite. In general, concession fees for airport locations are based on a percentage of total commissionable revenue (as defined by each airport authority), subject to minimum annual guaranteed amounts. These concession fees are included in the Company’s total rent expense and for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Rent and minimum concession fees	$473	$493	$477
Contingent concession expense	114	94	126

	587	587	603
Less: sublease rental income	(5)	(5)	(5)

Total	$582	$582	$598

Commitments under capital leases, other than those within the Company’s vehicle rental programs, for which the future minimum lease payments have been reflected in Note 15—Debt Under Vehicle Programs and Borrowing Arrangements, are not significant.

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

The Company does not believe that the impact of any unresolved proceedings constituting Assumed Liabilities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities as well as other liabilities related to the Company’s litigation that are not related to its vehicle rental operations.

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

As a result of payments made by Realogy and Wyndham in July 2009, the judgment in respect of the litigation alleging breach of contract and fraud arising out of the acquisition of a business in 1998 (“Credentials Litigation”) was satisfied. Plaintiffs petitioned the court for attorneys’ fees in the amount of $33 million and the Company had accrued liabilities of approximately $12 million as of September 30, 2010. In December 2010, the parties settled with respect to plaintiff’s petition for attorneys’ fees. Pursuant to the Separation Agreement, Realogy and Wyndham have assumed all liabilities related to this litigation and paid the settlement amounts on December 31, 2010. Changes in liabilities related to such legal matters for which the Company is entitled to indemnification, and corresponding changes in the Company’s indemnification assets, are shown net on the Consolidated Statements of Operations. There was no net impact to the Company’s financial statements or cash balances as a result of the satisfaction of this judgment or the settlement.

In October 2009, a judgment was entered against the Company in the amount of $16 million following the completion of a jury trial for damages related to breach of contract in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003, involved breach of contract and other claims by one of the Company’s licensees related to the acquisition of its Budget vehicle rental business in 2002. The Company believes the verdict in this case is unsupported by the evidence. In addition to the judgment for damages, in June 2010, the district court also entered an order against the Company in the amount of $3 million, in favor of the plaintiff’s motions for pre-judgment interest and attorneys’ fees. The Company has filed an appeal of the judgment and attorney’s fees awarded with the United States Court of Appeals for the Ninth Circuit.

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

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $4.6 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2010 (aggregating approximately $94 million) was individually significant. These purchase obligations extend through 2015.

Concentrations

Concentrations of credit risk at December 31, 2010 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, Hyundai Motor America and Kia Motors America, Inc., primarily with respect to receivables for program cars that have been returned to the car manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $105 million and $74 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Asset Retirement Obligations

The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gas storage tanks at its rental facilities. Liabilities accrued for asset retirement obligations were $18 million and $21 million at December 31, 2010 and 2009, respectively.

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party, among other things, for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities and use of derivatives and (v) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees under licensing agreements, (iv) financial institutions in credit facility arrangements and derivative contracts and (v) underwriters and placement agents in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications provided to landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates its potential exposure.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed of during third quarter 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate operating leases is estimated to be approximately $176 million. At December 31, 2010, the liability recorded by the Company in connection with these guarantees was approximately $4 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of PHH Corporation (“PHH”), which was spun-off during first quarter 2005. These guarantees relate primarily to various real estate leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate leases is estimated to be approximately $7 million. At December 31, 2010, the liability recorded by the Company in connection with these guarantees was less than $1 million. To the extent that the Company would be required to perform under any of these guarantees, PHH has agreed to indemnify the Company.

In connection with the Company’s disposition of its former Marketing Services division (“MSD”), the Company agreed to provide certain indemnifications related to, among other things, litigation matters, the substantial majority of which have been settled as of December 31, 2010. In addition, pursuant to a number of commercial arrangements entered into between certain of the Company’s subsidiaries and MSD, the Company also agreed, among other things, to provide a minimum number of call transfers to certain MSD subsidiaries, as well as retaining pre-existing guarantee obligations for certain real estate operating lease obligations on behalf of certain MSD subsidiaries. The Company established a liability for the estimated fair value of these guarantees in the amount of approximately $100 million on the sale date, which reduced the gain on the transaction recorded within discontinued operations. The residual liability as of December 31, 2010 was approximately $7 million. The maximum potential amount of future payments to be made under these guarantees is approximately $28 million.

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

17.	Stockholders’ Equity

Cash Dividend Payments

During 2010, 2009 and 2008, the Company did not pay cash dividends.

Share Repurchases

During 2010 and 2009, the Company did not repurchase any of its common stock.

In 2008, the Company used approximately $33 million of available cash to repurchase approximately 2.9 million shares of Avis Budget Group common stock under its common stock repurchase program.

Convertible Note Hedge and Warrants

In 2009, the Company purchased a convertible note hedge for approximately $95 million ($59 million, net of tax), to potentially reduce the net number of shares required to be issued upon conversion of the Convertible Notes. Concurrently, the Company issued warrants for approximately $62 million to offset the cost of the convertible note hedge.

The convertible note hedge and warrants, which will be net-share settled, cover the purchase and issuance, respectively, of approximately 21.2 million shares of common stock, subject to customary anti-dilution provisions. The initial strike price per share of the convertible note hedge and warrants is $16.25 and $22.50, respectively.

The convertible note hedge expires in October 2014 and is exercisable before expiration only to the extent that corresponding amounts of the Convertible Notes are exercised. The warrants expire ratably over 80 trading days beginning January 5, 2015. The convertible note hedge and warrant transactions were accounted for as capital transactions and included as a component of stockholders’ equity. The significant terms of the Convertible Notes can be found in Note 14—Long-term Debt and Borrowing Arrangements.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2008	$117	$(63)	$(22)	$32
Period change	(110)	(86)	(30)	(226)

Balance, December 31, 2008	7	(149)	(52)	(194)
Period change	104	43	10	157

Balance, December 31, 2009	111	(106)	(42)	(37)
Current period change	71	60	(2)	129

Balance, December 31, 2010	$182	$(46)	$(44)	$92

All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)

During 2010, the Company reclassified $40 million ($24 million, net of tax) of unrealized losses on certain interest rate swaps to early extinguishment of debt in connection with the repayment of a portion of the Company’s floating rate term loan and the settlement of such hedges (see Note 14—Long-term Debt and Borrowing Arrangements).

During 2010, the Company recorded unrealized gains on cash flow hedges of $60 million ($36 million, net of tax) in accumulated other comprehensive income which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt (see Note 20—Financial Instruments). Such amount in 2010 includes $64 million ($39 million, net of tax) of unrealized gains on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding increase in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Balance Sheets.

18.	Stock-Based Compensation

The Company may grant stock options, stock appreciation rights (“SARs”), restricted shares and restricted stock units (“RSUs”) to its directors, officers, other employees and affiliates. As of December 31, 2010, the Company’s active stock-based compensation plan consists of the amended 2007 Equity and Incentive Plan, under which the Company is authorized to grant up to 12.5 million shares of its common stock and approximately 5 million shares were available for future grants. The Company may settle employee stock option exercises with either treasury shares or shares purchased on the open market. The Company typically issues shares related to vested RSUs from treasury shares.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for exercises of stock-based awards did not generate a cash benefit. Approximately $32 million of tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

Stock Options

Following the spin-offs of Realogy and Wyndham, all previously outstanding and unvested stock options vested and converted into stock options of Avis Budget, Realogy and Wyndham. During first quarter 2010, the Company granted 160,000 stock options under the Company’s amended 2007 Equity and Incentive Plan. The stock options (i) vest ratably over a five year term, (ii) expire ten years from the date of grant and (iii) have an exercise price that was set at the closing price of the Company’s common stock on the date of the grant.

The Company granted approximately 4 million stock options under the 2007 Equity and Incentive Plan in 2009 that vest based on performance, market and/or time vesting criteria. The 2009 grant consisted of approximately 2.7 million time-vesting stock options, approximately 0.9 million performance-vesting stock options and approximately 0.4 million market-vesting stock options. The performance-vesting and market-vesting stock options also contain a time-vesting component. The time-based awards cliff vest on the two-year anniversary of the date of grant while the performance-based awards vested on the one-year anniversary of the date of grant following attainment of minimum Adjusted EBITDA levels. The market-based awards were granted to the Company’s CEO and President and vest on the two-year anniversary of the date of grant. The vesting of the market-based awards is conditional on the average closing stock price of the Company’s common stock equaling or exceeding a certain price for a 20 consecutive trading day period, which was achieved during 2009. The option exercise price was set at the closing price of the Company’s common stock on the date of the grant and the options expire 10 years from the date of the grant. The terms of the performance-vesting stock options provide for immediate expiration if vesting criteria was not met by the end of the applicable performance period.

The Company used the Black-Scholes option pricing model to calculate the fair value of the time-vesting stock options granted first quarter 2010 and the time-vesting and performance-vesting stock option awards granted in 2009. The Company determined the fair value of its market-vesting awards using a Monte Carlo simulation model with assumptions including, but not limited to, the options’ expected life and the expected volatility of the underlying stock. Based on facts and circumstances at the time of the grant, the Company used the implied volatility of its publicly traded, near-the-money stock options with a remaining maturity of at least one year in 2010 and a blended volatility rate that combines market-based measures of implied volatility with historical volatility as the most appropriate indicator of the Company’s expected volatility in 2009, when publicly traded stock options with a remaining maturity of at least one year were not available. The Company considered several factors in estimating the life of the options granted, including the historical option exercise behavior of employees and the option vesting periods. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero. Based on these assumptions, the fair value of the Company’s time-vesting stock options issued in first quarter 2010 was estimated to be $6.16, the fair value of each of the Company’s time-vesting, performance-vesting and market-vesting stock options issued in 2009 was estimated to be approximately $0.64, $0.59 and $0.45, respectively.

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes simulation option pricing in 2010 and the Black-Scholes and Monte Carlo simulation option pricing in 2009, as applicable, were as follows:

	2010	2009
Expected volatility of stock price	54%	130%
Risk-free interest rate	2.82%	1.22%-1.46%
Expected life of options	6 years	3-4 years
Dividend yield	0.0%	0.0%

The annual activity of the Company’s common stock option plans consisted of (in thousands of shares):

	2010		2009		2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	7,196	$11.30	5,003	$24.90	5,963	$26.16
Granted at fair market value	160	11.53	4,012	0.79	-	-
Exercised (a)	(982)	8.45	-	-	(5)	10.68
Canceled/forfeited/expired	(1,348)	28.63	(1,819)	25.51	(955)	32.89

Balance at end of year (b)	5,026	7.22	7,196	11.30	5,003	24.90

(a)	Stock options exercised during 2010 had an intrinsic value of $5 million and the intrinsic value of those exercised in 2008 was insignificant.
(b)

As of December 31, 2010, the Company’s outstanding stock options had an aggregate intrinsic value of $54 million; there were 3.8 million “in-the-money” stock options; and aggregate unrecognized compensation expense related to unvested stock options was $1 million. Approximately 1.9 million stock options are exercisable as of December 31, 2010 and approximately 3.0 million stock options are eligible to vest in 2011.

The table below summarizes information regarding the Company’s outstanding stock options as of December 31, 2010 (in thousands of shares):

	Outstanding Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Less than $10.00	3,590	8.1	$0.79
$10.01 to $15.00	231	6.3	12.15
$15.01 to $20.00	217	1.4	18.88
$20.01 to $25.00	63	0.2	20.59
$25.01 to $30.00	915	1.0	27.23
$30.01 and above	10	3.8	31.98

	5,026	6.3	7.22

Restricted Stock and Stock Unit Awards

RSUs granted by the Company entitle the employee to receive one share of Avis Budget common stock upon vesting, which occurs ratably over a four-year period for the majority of RSUs outstanding as of December 31, 2010. The Company also employs performance- and time-vesting criteria for RSU grants made to certain of the Company’s executives. The performance criteria will determine the number of RSUs that will ultimately vest and are based on growth in earnings before taxes and certain other metrics over varying periods of three to four years. The number of performance-based RSUs that will ultimately vest may range from 0% to 100% of the target award.

During 2010, the Company granted 971,000 market-vesting restricted stock units and 989,000 time-based restricted stock units under the Company’s amended 2007 Equity and Incentive Plan. The number of market-vesting restricted stock units which will ultimately vest is based on the Company’s common stock achieving certain price targets for a specified number of trading days, with 600,000 of the market-vesting restricted stock units vesting ratably over years two through five following the date of grant and 371,000 of the market-vesting restricted stock units cliff vesting after three years. Of the time-based restricted stock units, 789,000 vest ratably over a three-year period and 200,000 vest on the first anniversary of the date of the grant.

The Company determined the fair value of its market-vesting restricted stock units granted in 2010 using a Monte Carlo simulation model. The fair value of each of the Company’s market-vesting restricted stock units which contain five- and three-year vesting periods, issued in 2010, was estimated to be approximately $9.57 and $8.88, respectively. The assumptions used to estimate the fair values of the market-vesting restricted stock awards using the Monte Carlo simulation model in 2010 were as follows:

2010
Expected volatility of stock price	54%
Risk-free interest rate	1.47%-1.74%
Valuation period	3 & 5 years
Dividend yield	0.0%

The annual activity related to the Company’s time- and performance-based RSUs consisted of (in thousands of shares):

	2010		2009		2008
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price
Balance at beginning of year	1,855	$19.32	2,673	$20.18	2,330	$25.03
Granted at fair market value (a)	1,960	11.55	-	-	1,156	12.84
Vested (b)	(585)	21.89	(620)	21.93	(577)	24.68
Canceled	(171)	23.10	(198)	22.84	(236)	21.05

Balance at end of year (c)	3,059	13.64	1,855	19.32	2,673	20.18

(a)

Reflects the maximum number of RSUs assuming achievement of all performance- and time-vesting criteria. During 2010, 2009 and 2008, the Company granted 989,000, 0, and 633,000 time-based RSUs, respectively. The number of RSUs granted does not include those for non-employee directors, which are discussed separately below.

(b)	During 2010, 2009 and 2008, 0, 7,000, and 46,000 performance-based RSUs vested, respectively.
(c)

As of December 31, 2010, the Company’s outstanding RSUs had aggregate intrinsic value of $48 million. Aggregate unrecognized compensation expense related to RSUs amounted to $28 million as of December 31, 2010. The Company had approximately 1,393,000, 1,016,000 and 1,696,000 time-based awards outstanding at December 31, 2010, 2009 and 2008, respectively. Performance- and market-based awards outstanding at December 31, 2010, 2009 and 2008 were approximately 1,666,000, 839,000, and 977,000, respectively. Approximately 734,000 time-based and 585,000 performance-based RSUs are eligible to vest in 2011, if applicable service and performance criteria are satisfied.

Stock Appreciation Rights

In 2006, the Company issued stock-settled SARs to certain executives. Such SARs are settled in Company stock, have a seven-year term, and vest ratably over a four-year period or after three years with no graded vesting prior thereto. The Company’s policy is to grant SARs with exercise prices at then-current fair market value. At December 31, 2010, the Company had approximately 0.5 million SARs outstanding with a weighted average exercise price of $24.40 and a weighted average contractual life of 2.6 years.

Non-employee Directors Deferred Compensation Plan

The Company grants RSUs annually to members of the Board of Directors representing annual retainer, committee chair and membership stipends, which are payable in the form of Avis Budget common stock upon termination of service. During 2010, 2009 and 2008, the Company granted 51,000, 119,000 and 107,000 RSUs under the 2007 Equity and Incentive Plan to its Board of Directors. The RSU grants are included in the calculation of basic and diluted earnings per share as common stock equivalents.

Employee Stock Purchase Plan

The Company is authorized to sell shares of its Avis Budget common stock to eligible employees under its non-compensatory employee stock purchase plan (“ESPP”). In June 2009, stockholders approved the adoption of the Avis Budget Group Inc. Employee Stock Purchase Plan, which became effective on January 1, 2010, but has not been activated as of December 31, 2010. Under the terms of the ESPP, the fair market value of the shares of Avis Budget common stock which may be purchased by any employee cannot exceed $25,000 during any calendar year or 10% of the employee’s annual base salary. The purchase price of Avis Budget common stock shall be calculated at 95% of the fair market value of Avis Budget common stock at the end of the option period. The Company reserved a maximum of 2.5 million shares of which up to 125,000 shares of Avis Budget common stock purchased in an offer period may be either newly issued shares or existing treasury shares, and up to 1 million shares of Avis Budget common stock purchased under the ESPP in the aggregate may be either newly issued shares or existing treasury shares. Subject to the preceding limitation, shares purchased under the ESPP may be either newly issued shares, existing treasury shares, or new purchases in the open market.

Compensation Expense

Compensation expense for all outstanding employee stock awards is based on the estimated fair value of the award at the grant date and is recognized as an expense in the Consolidated Statements of Operations over the requisite service period. The Company’s policy is to record compensation expense related to the issuance of stock options, RSUs and SARs to its employees on a straight-line basis over the vesting period of the award and based on the estimated number of stock awards the Company believes it will ultimately provide. The Company records amortization expense related to performance-based RSUs on a straight-line basis over the remaining vesting periods of the respective award and based on the estimated performance goals the Company believes it will ultimately achieve.

The Company recorded pretax stock-based compensation expense of $15 million ($9 million, net of tax) each year during 2010, 2009 and 2008, related to employee stock awards that were granted by the Company.

19.	Employee Benefit Plans

Defined Contribution Savings Plans

The Company sponsors several defined contribution savings plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches portions of the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $9 million, $6 million and $15 million during 2010, 2009 and 2008, respectively.

The Company made changes to various defined contribution savings plans effective January 1, 2009 and July 1, 2010. Included among these changes were modifications to the Company’s matching contribution and of certain vesting criteria and the merger of certain plans.

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

The components of net periodic benefit cost and the assumptions related to the cost consisted of the following:

	For the Year Ended December 31,
	2010	2009	2008
Service cost	$2	$2	$2
Interest cost	12	12	12
Expected return on plan assets	(11)	(11)	(14)
Amortization of unrecognized amounts	6	9	3

Net periodic benefit cost	$9	$12	$3

The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans as of December 31, 2010 and 2009 was as follows:

Change in Benefit Obligation	2010	2009
Benefit obligation at end of prior year	$214	$200
Service cost	2	2
Interest cost	12	12
Plan amendments	1	1
Actuarial loss	17	9
Net benefits paid	(10)	(10)

Benefit obligation at end of current year	$236	$214

Change in Plan Assets
Fair value of assets at end of prior year	$156	$131
Actual return on plan assets	20	28
Employer contributions	7	7
Net benefits paid	(10)	(10)

Fair value of assets at end of current year	$173	$156

Funded status at end of year (recognized in other non-current liabilities in the Consolidated Balance Sheets)	$(63)	$(58)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is $8 million, which consists of $7 million for net actuarial loss and $1 million for prior service cost.

The following assumptions were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
	2010	2009	2008
Discount rate:
Net periodic benefit cost	5.75%	6.25%	6.25%
Benefit obligation	5.25%	5.75%	6.25%
Long-term rate of return on plan assets	8.25%	8.25%	8.25%

To select a discount rate for its defined benefit pension plans, the Company uses a modeling process that involves matching the expected cash outflows of such plan, to a yield curve constructed from a portfolio of AA rated fixed-income debt instruments. The Company uses the average yield of this hypothetical portfolio as a discount rate benchmark.

The Company’s expected rate of return on plan assets of 8.25%, used to determine pension obligations and pension costs, is a long term rate based on historic plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. The expected rate of return is a long term assumption and generally does not change annually.

As of December 31, 2010, substantially all of the Company’s defined benefit pension plans had a projected benefit obligation in excess of the fair value of plan assets. The Company expects to contribute approximately $14 million to these plans in 2011.

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

The defined benefit pension plans’ investment goals and objectives are managed by the Company with consultation from independent investment advisors. The Company seeks to produce returns on pension plan investments, which are based on levels of liquidity and investment risk that the Company believes are prudent and reasonable, given prevailing capital market conditions. The pension plans’ assets are managed in the long-term interests of the participants and the beneficiaries of the plans. The Company’s overall investment strategy has been to achieve a mix of approximately 65% of investments for long-term growth and 35% for near-term benefit payments with a wide diversification of asset types and fund strategies. The Company believes that diversification of the pension plans’ assets is an important investment strategy to provide reasonable assurance that no single security or class of securities will have a disproportionate impact on the pension plans. As such, the Company allocates assets between traditional equity, fixed income (U.S. and non-U.S. government issued securities, corporate bonds and short-term cash investments) and alternative investment strategies.

The equity component’s purpose is to provide a total return that will help preserve the purchasing power of the assets. The pension plans hold various mutual funds that invest in equity securities and are diversified among funds that invest in large cap, small cap, growth, value and international stocks as well as funds that are intended to “track” an index, such as the S&P 500. The equity investments in the portfolios will represent a greater assumption of market volatility and risk as well as provide higher anticipated total return over the long term. The equity component is expected to approximate 45%-65% of the pension plans’ assets.

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

The Company used significant observable inputs (Level 2 inputs) to determine the fair value of the defined benefit pension plans’ assets. See Note 2—Summary of Significant Accounting Policies for the Company’s methodology used to measure fair value. The following table presents the defined benefit pension plans’ assets measured at fair value, as of December 31:

Asset Class	2010	2009
Cash equivalents	$1	$2
Short term investments	5	3
Domestic stock	74	66
International stock	30	26
Real estate investment trusts	6	5
Non-U.S. government securities	3	3
U.S. government securities	13	11
Corporate bonds	40	38
Other assets	1	2

Total assets	$173	$156

The Company estimates that future benefit payments from plan assets will be $12 million, $11 million, $12 million, $13 million, $14 million and $75 million for 2011, 2012, 2013, 2014, 2015 and 2016 to 2020, respectively.

20.	Financial Instruments

Risk Management

Foreign Currency Risk.  The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Canadian dollar, Australian dollar and New Zealand dollar. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2010, 2009 and 2008 was not material, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.

Interest Rate Risk.  The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. In 2010 and 2009, the Company recorded net unrealized gains on all cash flow hedges of $36 million and $43 million, net of tax, respectively, to other comprehensive income. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness for 2010, 2009 and 2008 was not material to the Company’s results of operations. In 2010, the Company reclassified a loss of $24 million, net of tax from accumulated other comprehensive income to earnings in connection with the early termination of certain interest rate swaps related to the repayment of a portion of the Company’s floating rate term loan. The Company estimates that approximately $59 million of losses deferred in accumulated other comprehensive income will be recognized in earnings in 2011, which is expected to be offset in earnings by the impact of the underlying hedged items.

The Company uses interest rate swaps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company recorded net unrealized losses of $3 million, $4 million and $1 million, net of tax, during 2010, 2009 and 2008, respectively, to other comprehensive income.

The Company uses derivatives to manage the risk associated with its floating rate vehicle-backed debt. These derivatives include freestanding derivatives and derivatives designated as cash flow hedges, which have maturities ranging from January 2011 to December 2014. In connection with such cash flow hedges, the Company recorded net unrealized gain (loss) of $39 million, $47 million and $(85) million, net of tax, during 2010, 2009 and 2008, respectively, to other comprehensive income. The Company recorded losses of $4 million, $6 million and $17 million related to freestanding derivatives during 2010, 2009 and 2008, respectively.

Commodity Risk.  The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in the Company’s consolidated results of operations. These derivatives resulted in a gain (loss) of $1 million, $3 million and $(22) million in the Company’s consolidated results of operations during 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company had no outstanding gasoline commodity contracts.

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

There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2010 or 2009 other than (i) risks related to the Company’s purchase, repurchase and guaranteed depreciation agreements with General Motors Company, Ford Motor Company, Chrysler Group LLC, Hyundai Motor America and Kia Motors America, Inc. with respect to program cars that were disposed but for which the Company has not yet received payment from the manufacturers (see Note 2—Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation and (iii) risks related to leases which have been assumed by Realogy, Wyndham or Travelport but of which the Company is a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. Bad debts have been minimal historically. The Company does not normally require collateral or other security to support credit sales.

Fair Value

Derivative instruments and hedging activities

As described above, derivative assets and liabilities consist principally of foreign exchange forward contracts, interest rate swaps, interest rate contracts and commodity contracts.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives as of December 31, 2010 was approximately $7 million, for which the Company has posted cash collateral in the same amount in the normal course of business.

As of December 31, 2010 and 2009, respectively, the Company held derivative instruments with absolute notional values as follows: interest rate caps of $5.0 billion and $3.9 billion, interest rate swaps of $139 million and $1.1 billion, and foreign exchange forward contracts of $128 million and $71 million.

Fair values of derivative instruments are as follows:

	As of December 31, 2010		As of December 31, 2009
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$-	$4	$-	$39
Derivatives not designated as hedging instruments (a)
Foreign exchange forward contracts (c)	-	3	-	-
Interest rate swaps (b)	-	1	-	-
Interest rate contracts (d)	1	7	-	9

Total	$1	$15	$-	$48

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 17—Stockholders’ Equity.

(b)	Included in other non-current liabilities.
(c)	Included in other current liabilities.
(d)	Included in assets under vehicle programs and liabilities under vehicle programs.

The effect of derivative instruments on the Consolidated Statement of Operations for the year ended December 31, 2010 was (i) a gain of $12 million recognized as a component of operating expenses related to foreign exchange swaps and foreign exchange forward contracts, (ii) a $4 million loss recognized as a component of interest expense related to interest rate swaps and interest rate caps not designated as hedging instruments and (iii) a gain of $1 million recognized as a component of operating expenses related to our commodity contracts. The gain on foreign exchange swaps and foreign exchange forward contracts was largely offset by the foreign exchange losses on the underlying hedged items, primarily intracompany loans. The loss on the interest rate swaps had no impact on net interest expense as it was offset by reduced interest expense on the underlying floating rate debt which it hedges.

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

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$8	$8	$12	$12
Long-term debt, excluding convertible debt	2,149	2,211	1,774	1,675
Convertible debt	345	407	345	376
Interest rate swaps and interest rate contracts (a)	(5)	(5)	(39)	(39)
Foreign exchange forward contracts	(3)	(3)	-	-
Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$3,987	$4,045	$3,660	$3,634
Vehicle-backed debt	521	526	705	707
Interest rate swaps and interest rate contracts (a)	(7)	(7)	(9)	(9)
Interest rate contracts	1	1	-	-

(a)	Derivatives in (liability) position.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

Items for which measurement is based on significant other observable inputs (Level 2):

	As of December 31,
	2010	2009
Assets
Interest rate contracts	$1	$-

Total	$1	$-

Liabilities
Interest rate swaps and foreign exchange forward contracts	$8	$39
Interest rate swaps and interest rate contracts under vehicle programs	7	9

Total	$15	$48

21.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker, the Company’s chief executive officer, to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “Adjusted EBITDA,” which is defined as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, non-vehicle related interest and income taxes. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2010

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (a)	Total
Net revenues	$3,893	$922	$367	$3	$5,185
Vehicle depreciation and lease charges, net	1,025	202	60	-	1,287
Vehicle interest, net	267	22	15	-	304
Adjusted EBITDA	225	155	34	(30)	384
Non-vehicle depreciation and amortization	81	7	2	-	90
Segment assets exclusive of assets under vehicle programs	2,323	513	99	527	3,462
Assets under vehicle programs	5,539	966	360	-	6,865
Capital expenditures (excluding vehicles)	55	6	-	-	61

(a)

Includes the results of operations of the Company’s investments, unallocated corporate overhead, the elimination of transactions between segments and $14 million of due diligence and other costs related to the potential acquisition of Dollar Thrifty.

Year Ended December 31, 2009

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (a)	Total
Net revenues	$3,967	$808	$354	$2	$5,131
Vehicle depreciation and lease charges, net	1,172	184	69	-	1,425
Vehicle interest, net	250	22	22	-	294
Adjusted EBITDA	108	126	13	(42)	205
Non-vehicle depreciation and amortization	86	8	2	-	96
Segment assets exclusive of assets under vehicle programs	1,821	503	95	1,152	3,571
Assets under vehicle programs	5,110	980	432	-	6,522
Capital expenditures (excluding vehicles)	36	3	-	-	39

(a)

Includes the results of operations of the Company’s investments, unallocated corporate overhead, the elimination of transactions between segments and an $18 million charge recorded in 2009 for a litigation judgment against the Company related to the 2002 acquisition of the Company’s Budget vehicle rental business.

In 2009, a $33 million charge was recorded for impairments of investments (see Note 2—Summary of Significant Accounting Policies).

Year Ended December 31, 2008

	Domestic Car Rental	International Car Rental	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,695	$904	$382	$3	$5,984
Vehicle depreciation and lease charges, net	1,403	211	83	-	1,697
Vehicle interest, net	262	30	29	-	321
Adjusted EBITDA	12	141	(4)	(13)	136
Non-vehicle depreciation and amortization	77	8	3	-	88
Segment assets exclusive of assets under vehicle programs	1,928	485	106	973	3,492
Assets under vehicle programs	6,538	780	508	-	7,826
Capital expenditures (excluding vehicles)	72	10	1	-	83

(a)	Includes the results of operations of the Company’s investments, unallocated corporate overhead and the elimination of transactions between segments.

In 2008, a $1,262 million charge was recorded for the impairment of goodwill, intangible assets and investments (see Note 2—Summary of Significant Accounting Policies).

Provided below is a reconciliation of Adjusted EBITDA to income (loss) before income taxes.

	Year Ended December 31,
	2010	2009	2008
Adjusted EBITDA	$384	$205	$136
Less: Non-vehicle related depreciation and amortization	90	96	88
Interest expense related to corporate debt, net	170	153	129
Early extinguishment of debt	52	-	-
Impairment	-	33	1,262

Income (loss) before income taxes	$72	$(77)	$(1,343)

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2010
Net revenues	$4,263	$922	$5,185
Segment assets exclusive of assets under vehicle programs	2,949	513	3,462
Assets under vehicle programs	5,899	966	6,865
Property and equipment, net	382	43	425

2009
Net revenues	$4,323	$808	$5,131
Segment assets exclusive of assets under vehicle programs	3,068	503	3,571
Assets under vehicle programs	5,542	980	6,522
Property and equipment, net	400	42	442

2008
Net revenues	$5,080	$904	$5,984
Segment assets exclusive of assets under vehicle programs	3,007	485	3,492
Assets under vehicle programs	7,046	780	7,826
Property and equipment, net:	445	40	485

22.	Guarantor and Non-Guarantor Consolidating Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2010, 2009 and 2008, Consolidating Condensed Balance Sheets as of December 31, 2010 and December 31, 2009 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the Senior Notes. See Note 14—Long-term Debt and Borrowing Arrangements for additional description of these Senior Notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Operations

For the Year Ended December 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$3,261	$621	$-	$3,882
Other	4	-	922	1,672	(1,295)	1,303

Net revenues	4	-	4,183	2,293	(1,295)	5,185

Expenses
Operating	5	8	2,084	519	-	2,616
Vehicle depreciation and lease charges, net	-	-	1,085	1,070	(868)	1,287
Selling, general and administrative	25	-	473	85	-	583
Vehicle interest, net	-	-	283	146	(125)	304
Non-vehicle related depreciation and amortization	-	-	83	7	-	90
Interest expense related to corporate debt, net:
Interest expense	9	163	-	(2)	-	170
Intercompany interest expense (income)	(14)	(215)	229	-	-	-
Early extinguishment of debt	-	52	-	-	-	52
Restructuring charges	-	-	11	-	-	11

Total expenses	25	8	4,248	1,825	(993)	5,113

Income (loss) before income taxes and equity in earnings of subsidiaries	(21)	(8)	(65)	468	(302)	72
Provision for (benefit) from income taxes	(9)	(8)	(5)	40	-	18
Equity in earnings (loss) of subsidiaries	66	66	126	-	(258)	-

Net income (loss)	$54	$66	$66	$428	$(560)	$54

For the Year Ended December 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$3,354	$552	$-	$3,906
Other	2	-	890	1,786	(1,453)	1,225

Net revenues	2	-	4,244	2,338	(1,453)	5,131

Expenses
Operating	15	27	2,136	458	-	2,636
Vehicle depreciation and lease charges, net	-	-	1,241	1,201	(1,017)	1,425
Selling, general and administrative	11	-	468	72	-	551
Vehicle interest, net	-	-	273	87	(66)	294
Non-vehicle related depreciation and amortization	-	-	89	7	-	96
Interest expense related to corporate debt, net:
Interest expense	2	153	-	(2)	-	153
Intercompany interest expense (income)	-	(153)	153	-	-	-
Restructuring charges	-	-	18	2	-	20
Impairment	32	1	-	-	-	33

Total expenses	60	28	4,378	1,825	(1,083)	5,208

Income (loss) before income taxes and equity in earnings of subsidiaries	(58)	(28)	(134)	513	(370)	(77)
Provision for (benefit) from income taxes	(23)	(2)	(35)	30	-	(30)
Equity in earnings (loss) of subsidiaries	(12)	14	113	-	(115)	-

Net income (loss)	$(47)	$(12)	$14	$483	$(485)	$(47)

For the Year Ended December 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$3,941	$623	$-	$4,564
Other	3	-	1,044	2,038	(1,665)	1,420

Net revenues	3	-	4,985	2,661	(1,665)	5,984

Expenses
Operating	3	12	2,629	503	-	3,147
Vehicle depreciation and lease charges, net	-	-	1,486	1,276	(1,065)	1,697
Selling, general and administrative	15	-	563	77	-	655
Vehicle interest, net	-	-	295	207	(181)	321
Non-vehicle related depreciation and amortization	-	-	80	8	-	88
Interest expense related to corporate debt, net:
Interest expense	(1)	133	-	(3)	-	129
Intercompany interest expense (income)	-	(133)	133	-	-	-
Restructuring charges	-	-	25	3	-	28
Impairment	18	12	1,214	18	-	1,262
Separation costs	(2)	2	-	-	-	-

Total expenses	33	26	6,425	2,089	(1,246)	7,327

Income (loss) before income taxes and equity in earnings of subsidiaries	(30)	(26)	(1,440)	572	(419)	(1,343)
Provision for (benefit) from income taxes	(14)	2	(272)	65	-	(219)
Equity in earnings (loss) of subsidiaries	(1,108)	(1,080)	88	-	2,100	-

Net income (loss)	$(1,124)	$(1,108)	$(1,080)	$507	$1,681	$(1,124)

Consolidating Condensed Balance Sheets

As of December 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$257	$513	$3	$138	$-	$911
Receivables, net	-	77	148	90	-	315
Deferred income taxes	8	-	122	5	(5)	130
Other current assets	70	65	84	97	(34)	282

Total current assets	335	655	357	330	(39)	1,638
Property and equipment, net	-	61	321	43	-	425
Deferred income taxes	44	300	229	14	-	587
Goodwill	-	-	74	2	-	76
Other intangibles, net	-	7	382	92	-	481
Other non-current assets	140	97	11	24	(17)	255
Intercompany receivables (payables)	105	539	(792)	148	-	-
Investment in subsidiaries	337	1,112	2,392	-	(3,841)	-

Total assets exclusive of assets under vehicle programs	961	2,771	2,974	653	(3,897)	3,462

Assets under vehicle programs:
Program cash	-	-	-	4	-	4
Vehicles, net	-	8	24	6,390	-	6,422
Receivables from vehicle manufacturers and other	-	-	-	149	-	149
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	290	-	290

	-	8	24	6,833	-	6,865

Total assets	$961	$2,779	$2,998	$7,486	$(3,897)	$10,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$72	$250	$488	$148	$(33)	$925
Current portion of long-term debt	-	4	4	-	-	8

Total current liabilities	72	254	492	148	(33)	933
Long-term debt	345	2,139	10	-	-	2,494
Other non-current liabilities	134	58	237	120	(14)	535

Total liabilities exclusive of liabilities under vehicle programs	551	2,451	739	268	(47)	3,962

Liabilities under vehicle programs:
Debt	-	7	-	521	-	528
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	3,987	-	3,987
Deferred income taxes	-	-	1,147	186	-	1,333
Other	-	-	-	107	-	107

	-	7	1,147	4,801	-	5,955

Total stockholders’ equity	410	321	1,112	2,417	(3,850)	410

Total liabilities and stockholders’ equity	$961	$2,779	$2,998	$7,486	$(3,897)	$10,327

As of December 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$242	$70	$7	$163	$-	$482
Receivables, net	-	82	136	72	-	290
Deferred income taxes	8	-	111	4	(16)	107
Other current assets	674	60	70	77	(30)	851

Total current assets	924	212	324	316	(46)	1,730
Property and equipment, net	-	57	344	41	-	442
Deferred income taxes	54	274	257	12	-	597
Goodwill	-	-	74	2	-	76
Other intangibles, net	-	7	385	86	-	478
Other non-current assets	166	69	10	48	(45)	248
Intercompany receivables (payables)	22	637	(938)	279	-	-
Investment in subsidiaries	137	932	2,203	-	(3,272)	-

Total assets exclusive of assets under vehicle programs	1,303	2,188	2,659	784	(3,363)	3,571

Assets under vehicle programs:
Program cash	-	-	-	157	-	157
Vehicles, net	-	10	141	5,816	-	5,967
Receivables from vehicle manufacturers and other	-	-	-	170	-	170
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	228	-	228

	-	10	141	6,371	-	6,522

Total assets	$1,303	$2,198	$2,800	$7,155	$(3,363)	$10,093

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$572	$168	$471	$105	$(44)	$1,272
Current portion of long-term debt	-	10	2	-	-	12

Total current liabilities	572	178	473	105	(44)	1,284
Long-term debt	345	1,770	4	-	-	2,119
Other non-current liabilities	164	123	267	118	(42)	630

Total liabilities exclusive of liabilities under vehicle programs	1,081	2,071	744	223	(86)	4,033

Liabilities under vehicle programs:
Debt	-	10	31	673	-	714
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	3,660	-	3,660
Deferred income taxes	-	-	1,093	174	-	1,267
Other	-	-	-	197	-	197

	-	10	1,124	4,704	-	5,838

Total stockholders’ equity	222	117	932	2,228	(3,277)	222

Total liabilities and stockholders’ equity	$1,303	$2,198	$2,800	$7,155	$(3,363)	$10,093

Consolidating Condensed Statements of Cash Flows

For the Year Ended December 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$72	$61	$(263)	$1,470	$300	$1,640

Investing activities
Property and equipment additions	-	(13)	(42)	(6)	-	(61)
Proceeds received on asset sales	-	12	-	2	-	14
Net assets acquired (net of cash acquired) and acquisition-related payments	-	-	-	(2)	-	(2)
Other, net	(3)	(3)	-	-	-	(6)

Net cash (used in) investing activities exclusive of vehicle programs	(3)	(4)	(42)	(6)	-	(55)

Vehicle programs:
Decrease in program cash	-	-	-	162	-	162
Investment in vehicles	-	(20)	-	(8,011)	-	(8,031)
Proceeds received on disposition of vehicles	-	34	9	6,276	-	6,319
Investment in debt securities of AESOP - related party	(570)	-	-	-	-	(570)
Investment in debt securities of AESOP - related party	570	-	-	-	-	570
Other, net	-	-	-	2	-	2

	-	14	9	(1,571)	-	(1,548)

Net cash provided by (used in) investing activities	(3)	10	(33)	(1,577)	-	(1,603)

Financing activities
Proceeds from borrowings	-	1,046	-	-	-	1,046
Principal payments on borrowings	-	(684)	(4)	-	-	(688)
Net intercompany transactions	(62)	80	332	(50)	(300)	-
Debt financing fees	-	(46)	-	-	-	(46)
Other, net	8	2	-	-	-	10

Net cash provided by (used in) financing activities exclusive of vehicle programs	(54)	398	328	(50)	(300)	322

Vehicle programs:
Proceeds from borrowings	-	-	-	9,355	-	9,355
Principal payments on borrowings	-	(1)	(31)	(9,120)	-	(9,152)
Net change in short-term borrowings	-	-	-	(110)	-	(110)
Debt financing fees	-	(25)	(5)	(5)	-	(35)

	-	(26)	(36)	120	-	58

Net cash provided by (used in) financing activities	(54)	372	292	70	(300)	380

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	12	-	12

Net increase (decrease) in cash and cash equivalents	15	443	(4)	(25)	-	429
Cash and cash equivalents, beginning of period	242	70	7	163	-	482

Cash and cash equivalents, end of period	$257	$513	$3	$138	$-	$911

For the Year Ended December 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(70)	$60	$57	$1,448	$(4)	$1,491

Investing activities
Property and equipment additions	-	(10)	(26)	(3)	-	(39)
Proceeds received on asset sales	-	13	-	1	-	14
Other, net	2	(2)	(1)	1	-	-

Net cash provided by (used in) investing activities exclusive of vehicle programs	2	1	(27)	(1)	-	(25)

Vehicle programs:
Increase in program cash	-	-	-	(145)	-	(145)
Investment in vehicles	-	(36)	-	(6,739)	-	(6,775)
Proceeds received on disposition of vehicles	-	74	7	7,063	-	7,144
Other, net	-	-	-	(33)	-	(33)

	-	38	7	146	-	191

Net cash provided by (used in) investing activities	2	39	(20)	145	-	166

Financing activities
Proceeds from borrowings	345	100	-	-	-	445
Principal payments on borrowings	-	(109)	(2)	-	-	(111)
Proceeds from warrant issuance	62	-	-	-	-	62
Purchases call options	(95)	-	-	-	-	(95)
Net intercompany transactions	-	(2)	52	(54)	4	-
Debt financing fees	(11)	-	-	-	-	(11)
Other, net	(2)	-	-	-	-	(2)

Net cash provided by (used in) financing activities exclusive of vehicle programs	299	(11)	50	(54)	4	288

Vehicle programs:
Proceeds from borrowings	-	-	-	7,527	-	7,527
Principal payments on borrowings	-	(43)	(95)	(9,009)	-	(9,147)
Net change in short-term borrowings	-	-	-	(107)	-	(107)
Debt financing fees	-	(26)	-	-	-	(26)

	-	(69)	(95)	(1,589)	-	(1,753)

Net cash provided by (used in) financing activities	299	(80)	(45)	(1,643)	4	(1,465)

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	32	-	32

Net increase (decrease) in cash and cash equivalents	231	19	(8)	(18)	-	224
Cash and cash equivalents, beginning of period	11	51	15	181	-	258

Cash and cash equivalents, end of period	$242	$70	$7	$163	$-	$482

For the Year Ended December 31, 2008

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(7)	$74	$159	$1,512	$(34)	$1,704

Investing activities
Property and equipment additions	-	(20)	(53)	(10)	-	(83)
Net assets acquired (net of cash acquired) and acquisition-related payments	-	-	(72)	(16)	-	(88)
Proceeds received on asset sales	-	10	5	2	-	17
Other, net	(4)	(3)	(11)	1	-	(17)

Net cash provided by (used in) investing activities exclusive of vehicle programs	(4)	(13)	(131)	(23)	-	(171)

Vehicle programs:
Increase in program cash	-	(8)	-	(3)	-	(11)
Investment in vehicles	-	(129)	(9)	(8,470)	-	(8,608)
Proceeds received on disposition of vehicles	-	117	3	6,602	-	6,722
Other, net	-	-	-	(28)	-	(28)

	-	(20)	(6)	(1,899)	-	(1,925)

Net cash provided by (used in) investing activities	(4)	(33)	(137)	(1,922)	-	(2,096)

Financing activities
Principal payments on borrowings	(1)	(9)	-	-	-	(10)
Repurchase of common stock	(33)	-	-	-	-	(33)
Net intercompany transactions	19	(20)	61	(94)	34	-
Debt financing fees	-	(29)	-	-	-	(29)
Other, net	-	1	-	-	-	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	(15)	(57)	61	(94)	34	(71)

Vehicle programs:
Proceeds from borrowings	-	30	-	8,446	-	8,476
Principal payments on borrowings	-	(30)	(78)	(7,952)	-	(8,060)
Net change in short-term borrowings	-	-	-	152	-	152
Debt financing fees	-	(32)	(2)	-	-	(34)

	-	(32)	(80)	646	-	534

Net cash provided by (used in) financing activities	(15)	(89)	(19)	552	34	463

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	(27)	-	(27)

Net increase (decrease) in cash and cash equivalents	(26)	(48)	3	115	-	44
Cash and cash equivalents, beginning of period	37	99	12	66	-	214

Cash and cash equivalents, end of period	$11	$51	$15	$181	$-	$258

23.	Selected Quarterly Financial Data—(unaudited)

Provided below are selected unaudited quarterly financial data for 2010 and 2009.

The underlying diluted per share information is calculated independently for each quarter from the weighted average common stock and common stock equivalents outstanding, which may fluctuate, based on quarterly income levels and market prices. Therefore, the sum of the quarters’ per share information may not equal the annual amount presented on the Consolidated Statements of Operations.

	2010
	First (a)(b)	Second (c)	Third (d)	Fourth (a)(e)
Net revenues	$1,153	$1,294	$1,512	$1,226
Net income (loss)	(38)	26	90	(24)
Per share information:
Basic
Net income (loss)	$(0.37)	$0.25	$0.88	$(0.23)
Weighted average shares	102.6	103.1	103.2	103.3
Diluted
Net income (loss)	$(0.37)	$0.22	$0.73	$(0.23)
Weighted average shares	102.6	126.6	126.6	103.3

	2009
	First (a)(f)	Second(a)(g)	Third (h)	Fourth (a)(i)
Net revenues	$1,194	$1,312	$1,465	$1,160
Net income (loss)	(49)	(6)	57	(49)
Per share information:
Basic
Net income (loss)	$(0.48)	$(0.06)	$0.55	$(0.47)
Weighted average shares	101.8	102.2	102.3	102.3
Diluted
Net income (loss)	$(0.48)	$(0.06)	$0.54	$(0.47)
Weighted average shares	101.8	102.2	104.5	102.3

(a)

As the Company incurred a loss from continuing operations for this period, all outstanding stock options, restricted stock units, stock warrants and issuable shares underlying the convertible notes issued in 2009 are anti-dilutive for such period. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

(b)

Net income for first quarter 2010 includes charges of $40 million ($24 million, net of tax) related to the early extinguishment of corporate debt and $1 million ($1 million, net of tax) related to the Company’s restructuring initiatives (see Note 4—Restructuring Charges).

(c)

Net income for second quarter 2010 includes a $2 million charge ($1 million, net of tax) related to the Company’s restructuring initiatives, $2 million ($1 million, net of tax) of expenses related to the potential acquisition of Dollar Thrifty and $1 million ($1 million, net of tax) of expense related to a charge recorded in 2009 for an adverse litigation judgment.

(d)

Net income for third quarter 2010 includes $6 million ($4 million, net of tax) in restructuring charges and $5 million ($3 million, net of tax) of expenses related to the potential acquisition of Dollar Thrifty.

(e)

Net income for fourth quarter 2010 includes charges of $12 million ($8 million, net of tax) related to the early extinguishment of corporate debt, $15 million ($9 million, net of tax) of general and administrative expenses and interest expense related to the potential acquisition of Dollar Thrifty and $2 million ($1 million, net of tax) related to the Company’s restructuring initiatives.

(f)

Net income for first quarter 2009 includes charges of $6 million ($3 million, net of tax) related to the Company’s restructuring initiatives and $1 million ($1 million, net of tax) for the impairment of an investment.

(g)	Net income for second quarter 2009 includes a charge of $8 million ($4 million, net of tax) related to the Company’s restructuring initiatives.

(h)

Net income for third quarter 2009 includes $18 million ($11 million, net of tax) related to an adverse litigation judgment and $1 million ($1 million, net of tax) related to the Company’s restructuring initiatives.

(i)

Net income for fourth quarter 2009 includes charges of $32 million ($19 million, net of tax) for the impairment of an investment and $5 million ($3 million, net of tax) related to the Company’s restructuring initiatives.

Schedule II – Valuation and Qualifying Accounts

(in millions)

Description	Balance at Beginning of Period	Expensed	Other – Translation Adjustment	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:

Year Ended December 31,
2010	$14	$6	$1	$(5)	$16
2009	17	6	(1)	(8)	14
2008	19	10	(2)	(10)	17

Tax Valuation Allowance:

Year Ended December 31,
2010	$166	$26	$-	$-	$192
2009	157	9	-	-	166
2008	137	20	-	-	157

G-1

EXHIBIT NO.	DESCRIPTION

2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated Bylaws of Avis Budget Group, Inc. (as of November 5, 2009) (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 5, 2009).

4.1(a)	Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee, relating to $1,000 million aggregate principal amount of senior notes, consisting of $250 million aggregate principal amount of Floating Rate Senior Notes due 2014, $375 million aggregate principal amount of 7.625% Senior Notes due 2014 and $375 million aggregate principal amount of 7.750% Senior Notes due 2016 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.1(b)	Supplemental Indenture, dated as of February 9, 2007, to the Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2007).

4.1(c)	Second Supplemental Indenture, dated as of January 28, 2009, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.1(d)	Third Supplemental Indenture, dated as of November 5, 2009 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as Issuers, the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010).

4.2	Form of Exchange Floating Rate Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.3	Form of Exchange 7.625% Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.4	Form of Exchange 7.75% Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

EXHIBIT NO.	DESCRIPTION

4.5	Indenture dated as of October 13, 2009, by and between Avis Budget Group, Inc. and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2009).

4.6	Indenture dated as of March 10, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 11, 2010).

4.7	Form of 9 5/8% Senior Notes Due 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 11, 2010).

4.8	Indenture dated as of October 15, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 18, 2010).

4.9	Form of 8.25% Senior Notes Due 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 18, 2010).

10.1	Amended and Restated Employment Agreement between Avis Budget Group, Inc. and Ronald L. Nelson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2010). †

10.2	Employment Agreement between Avis Budget Group, Inc. and F. Robert Salerno (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.3	Employment Agreement between Avis Budget Group, Inc. and David B. Wyshner (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.4	Agreement between Avis Budget Group, Inc. and Mark J. Servodidio (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.5	Agreement between Avis Budget Group, Inc. and Larry D. De Shon (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.6	Agreement between Avis Budget Group, Inc. and Patric T. Siniscalchi (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.7(a)	Agreement between Avis Budget Group, Inc. and Thomas Gartland dated April 21, 2008 (Incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010). †

10.7(b)	Agreement between Avis Budget Group, Inc. and Thomas Gartland dated December 19, 2008 (Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010). †

10.8	Form of Avis Budget Group, Inc. Severance Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010). †

EXHIBIT NO.	DESCRIPTION

10.9(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarterly period ended October 31, 1996 dated December 13, 1996, File No. 1-10308). †

10.9(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001). †

10.10(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997 dated June 16, 1997, File No. 1-10308). †

10.10(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001). †

10.10(c)	Amendment to 1997 Stock Option Plan dated March 19, 2002 (Incorporated by reference to Exhibit 10.11(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003). †

10.11(a)	Avis Budget Group, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 dated August 8, 2007). †

10.11(b)	Amendment to the Avis Budget Group, Inc. 2007 Equity And Incentive Plan dated March 20, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 dated May 7, 2008). †

10.11(c)	Amendment No. 2 to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 18, 2009). †

10.11(d)	Amendment No. 3 to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). †

10.11(e)	Amendment No. 4 to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan dated January 27, 2010 (Incorporated by reference to Exhibit 10.11(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010). †

10.12(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997). †

10.12(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001). †

10.12(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001). †

10.12(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001). †

10.13(a)	1997 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998). †

EXHIBIT NO.	DESCRIPTION

10.13(b)	Amendment to 1997 Employee Stock Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004). †

10.14	Amendment to Certain Stock Plans (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 5, 2003). †

10.15	1999 Broad-Based Employee Stock Option Plan, including the Third Amendment dated March 19, 2002, Second Amendment dated April 2, 2001 and First Amendment dated March 29, 1999 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).†

10.16	Amendment to Various Equity-Based Plans (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).†

10.17	Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 18, 2009). †

10.18(a)	Form of Award Agreement—Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2006). †

10.18(b)	Form of Award Agreement—Stock Appreciation Rights (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 4, 2006). †

10.18(c)	Form of Award Agreement— Stock Options (Incorporated by reference to Exhibit 10.15(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.18(d)	Form of Award Agreement— Stock Options (Incorporated by reference to Exhibit 10.15(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.18(e)	Form of Other Stock or Cash-Based Award Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). †

10.19(a)	Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, Amended and Restated as of January 1, 2007 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.19(b)	First Amendment to the Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan dated January 28, 2010 (Incorporated by reference to Exhibit 10.19(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010). †

10.20	Avis Budget Group, Inc. Deferred Compensation Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.21	Avis Budget Group, Inc. Savings Restoration Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.22	Amended and Restated Equalization Benefit Plan (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008). †

EXHIBIT NO.	DESCRIPTION

10.23	Avis Rent A Car System, LLC Pension Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). †

10.24(a)	Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of August 22, 2002 (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.24(b)	First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of September 10, 2002 (Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.25	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation* and PHH Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.26	Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation*, PHH Corporation and certain affiliates of PHH Corporation named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2005).††

10.27	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 26, 2005).

10.28	Purchase Agreement, dated as of June 30, 2006, by and among the Company, Travelport Inc. and TDS Investor LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.29	Transition Services Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.30(a)	Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.30(b)	Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).

10.31(a)	Purchase Agreement by and among Cendant Corporation*, Affinity Acquisition, Inc. and Affinity Acquisition Holdings, Inc. dated as of July 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.31(b)	Amendment No. 1 dated as of October 17, 2005 to the Purchase Agreement dated as of July 26, 2005 by and among Cendant Corporation*, Affinity Acquisition, Inc. (now known as Affinion Group, Inc. ) and Affinity Acquisition Holdings, Inc. (now known as Affinion Group Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

EXHIBIT NO.	DESCRIPTION

10.32	Trademark License Agreement between Wizard Co. Inc. and Avis Europe plc (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.33

System License Agreement between Avis Rent A Car System, Inc. and Avis Europe plc

(Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).

10.34	Agreement dated as of December 1, 2008 between Avis Budget Car Rental, LLC and General Motors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 8, 2008). ††

10.35	Agreement dated August 27, 2010 between Avis Budget Car Rental, LLC and General Motors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2010). ††

10.36	Supply and Feature Agreement dated October 30, 2007, by and among Ford Motor Company, Avis Budget Car Rental, LLC and AESOP Leasing L.P. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009). ††

10.37	Avis Budget Car Rental 2010 Model Year Program Letter dated August 28, 2009 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 2, 2009). ††

10.38	Avis Budget Car Rental 2011 Model Year Program Letter dated August 12, 2010 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 13, 2010). ††

10.39(a)	Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.39(b)	Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.39(c)	Supplemental Indenture No. 2, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.6 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.40(a)	Second Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as a Permitted Nominee, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

EXHIBIT NO.	DESCRIPTION

10.40(b)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as Permitted Nominee, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.40(c)	Second Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as Permitted Nominee, Quartx Fleet Management, Inc., as Permitted Nominee, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.8 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.41(a)	Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.41(b)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.41(c)	Second Amendment, dated as of the May 9, 2007, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.7 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.42(a)	Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.42(b)	First Amendment, dated December 23, 2005, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of December 23, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.42(c)	Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC, as Lessee and as the Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.9 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.43(a)	Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, Inc.**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, Inc.****, as Lessee, and Budget Rent A Car System, Inc., as Lessee (Incorporated by reference to Exhibit 10.30(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

EXHIBIT NO.	DESCRIPTION

10.43(b)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, Inc.**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, Inc.****, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.30(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.43(c)	Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.11 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.44	Second Amended and Restated Administration Agreement, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc.****, Budget Rent A Car System, Inc., Cendant Car Rental Group, Inc.** and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.45	Assignment and Assumption Agreement dated as of June 3, 2004, among Avis Rent A Car System, Inc.****, Avis Group Holdings, Inc.***** and Cendant Car Rental Group, Inc.** (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.46(a)	Second Amended and Restated Series 2004-1 Supplement, dated as of June 27, 2006, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, Avis Budget Car Rental, LLC, as Administrator, Mizuho Corporate Bank, Ltd., as Administrative Agent, certain financial institutions, as Purchasers, and The Bank of New York, as Trustee and Series 2004-1 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.46(b)	First Amendment to the Second Amended and Restated Series 2004-1 Supplement, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, Mizuho Corporate Bank, Ltd., as Administrative Agent, certain financial institutions, as Purchasers, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2004-1 Agent (Incorporated by reference to Exhibit 10.21 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.47(a)	Amended and Restated Series 2005-2 Supplement, dated May 20, 2008, between Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as trustee and as Series 2005-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, between Avis Budget Rental Car Funding (AESOP) LLC, as issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2008).

EXHIBIT NO.	DESCRIPTION

10.47(b)	First Amendment, dated as of November 11, 2008, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-2 Agent, to the Amended and Restated Series 2005-2 Supplement, dated as of May 20, 2008 (Incorporated by reference to Exhibit 10.33(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.48(a)	Series 2005-4 Supplement, dated as of June 1, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and as Series 2005-4 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC*** and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005).

10.48(b)	First Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-4 Agent, to the Series 2005-4 Supplement dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.30(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.48(c)	Second Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-4 Agent, to the Series 2005-4 Supplement, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.25 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.48(d)	Third Amendment, dated as of November 11, 2008, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-4 Agent, to the Series 2005-4 Supplement, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.34(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.49(a)	Series 2006-1 Supplement, dated as of January 19, 2006, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and as Series 2006-1 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8K dated January 20, 2006).

10.49(b)	First Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2006-1 Agent, to the Series 2006-1 Supplement, dated as of January 11, 2006 (Incorporated by reference to Exhibit 10.26 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.49(c)	Second Amendment, dated as of September 1, 2009, to the Series 2006-1 Supplement dated as of January 19, 2006, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York Trust Company, N.A.), as trustee and Series 2006-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

EXHIBIT NO.	DESCRIPTION

10.50(a)	Series 2007-2 Supplement, dated as of June 6, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York Trust Company, N.A., as Trustee and Series 2007-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2007).

10.50(b)	First Amendment, dated as of November 11, 2008, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and Series 2007-2 Agent, to the Series 2007-2 Supplement, dated as of June 6, 2007 (Incorporated by reference to Exhibit 10.36(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.51	Second Amended and Restated Series 2008-1 Supplement, dated as of October 22, 2010, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, JPMorgan Chase Bank, N.A., as administrative agent, the non-conduit purchasers, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2008-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

10.52	Series 2009-1 Supplement, dated as of July 23, 2009, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2009-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2009).

10.53	Series 2009-2 Supplement, dated as of October 1, 2009, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2009-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2009).

10.54(a)	Series 2009-3 Supplement, dated as of November 5, 2009, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, Deutsche Bank AG, New York Branch, as administrative agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2009-3 Agent (Incorporated by reference to Exhibit 10.41(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010).

10.54(b)	First Amendment to the Series 2009-3 Supplement dated December 8, 2009 among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, Deutsche Bank AG, New York Branch, as administrative agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2009-3 Agent (Incorporated by reference to Exhibit 10.41(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010).

EXHIBIT NO.	DESCRIPTION

10.54(c)	Second Amendment to the Series 2009-3 Supplement, dated March 29, 2010, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, Deutsche Bank AG, New York Branch, as administrative agent, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2009-3 Agent (Incorporated by reference to Exhibit 10.7 to Avis Budget Group’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.55	Approval Letter dated July 21, 2010 between Avis Budget Rental Car Funding (AESOP) LLC and certain noteholders listed as parties thereto, pursuant to the terms of the Series 2009-3 Supplement to the Amended and Restated Base Indenture (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2010).

10.56	Approval Letter dated October 7, 2010 between Avis Budget Rental Car Funding (AESOP) LLC and certain noteholders listed as parties thereto, pursuant to the terms of the Series 2009-3 Supplement to the Amended and Restated Base Indenture (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 12, 2010).

10.57	Series 2010-2 Supplement, dated as of March 23, 2010, among Avis Budget Car Rental Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-2 Agent (Incorporated by reference to Exhibit 10.1 to Avis Budget Group’s Current Report on Form 8-K dated March 11, 2010).

10.58	Series 2010-3 Supplement, dated as of March 23, 2010, among Avis Budget Car Rental Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-3 Agent (Incorporated by reference to Exhibit 10.2 to Avis Budget Group’s Current Report on Form 8-K dated March 11, 2010).

10.59	Series 2010-4 Supplement, dated as of October 28, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-4 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

10.60	Series 2010-5 Supplement, dated as of October 28, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2010-5 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

10.61	Series 2010-6 Supplement, dated as of October 22, 2010, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as administrator, JPMorgan Chase Bank, N.A., as administrative agent, the non-conduit purchasers, the commercial paper conduit purchasers, the funding agents and the APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

10.62(a)	Credit Agreement, dated as of April 19, 2006, among Avis Budget Holdings, LLC and Avis Budget Car Rental, LLC, as Borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Bank of America, N.A., Calyon New York Branch and Citicorp USA, Inc., as Documentation Agents, and Wachovia Bank, National Association, as Co-Documentation Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2006).

EXHIBIT NO.	DESCRIPTION

10.62(b)	First Amendment, dated December 23, 2008 to the Credit Agreement dated as of April 19, 2006 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of America, N.A., Calyon New York Branch and Citicorp USA, Inc., as documentation agents, Wachovia Bank, National Association, as co-documentation agent, Deutsche Bank Securities Inc. as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 24, 2008).

10.62(c)	Second Amendment, dated March 10, 2010, to the Credit Agreement dated as of April 19, 2006 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of America, N.A., Credit Agricole Corporate & Investment Bank New York Branch (formerly known as Calyon) and Citicorp USA, Inc., as documentation agents, Wachovia Bank, National Association, as co-documentation agent, Deutsche Bank Securities Inc. as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.5 to Avis Budget Group’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.62(d)	Third Amendment, dated as of July 21, 2010, to the Credit Agreement dated as of April 19, 2006, as amended by the First Amendment dated as of December 23, 2008 and the Second Amendment dated March 10, 2010, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of America, N.A., Credit Agricole Corporate & Investment Bank New York Branch (formerly known as Calyon) and Citicorp USA, Inc. as documentation agents, Wachovia Bank, National Association as co-documentation agent, Deutsche Bank Securities Inc. as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and Citigroup Global Markets Inc., as arranger of the Amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2010).

10.62(e)	Fourth Amendment, dated October 6, 2010 to the Credit Agreement dated as of April 19, 2006, as amended by the First Amendment dated as of December 23, 2008, the Second Amendment dated as of March 10, 2010 and the Third Amendment dated as of July 21, 2010 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of America, N.A., Credit Agricole Corporate & Investment Bank New York Branch (formerly known as Calyon) and Citicorp USA, Inc., as documentation agents, Wachovia Bank, National Association, as co-documentation agent, Deutsche Bank Securities Inc. as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 12, 2010).

10.63	Amended and Restated Guarantee and Collateral Agreement, dated as of December 23, 2008, made by each of the signatories thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 24, 2008).

10.64	Purchase Agreement dated as of October 7, 2009, by and among Avis Budget Group, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2009).

EXHIBIT NO.	DESCRIPTION

10.65(a)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.65(b)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.65(c)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.2(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.65(d)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.2(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.65(e)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.66(a)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.66(b)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.66(c)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.3(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.66(d)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.3(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.66(e)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.67(a)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.67(b)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.67(c)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.4(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

EXHIBIT NO.	DESCRIPTION

10.67(d)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.4(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.67(e)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.68(a)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.5(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.68(b)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.5(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.68(c)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.5(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.68(d)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.5(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.68(e)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.69	Purchase Agreement, dated as of March 5, 2010, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, AB Car Rental Service, Inc., ARACS LLC, Avis Asia and Pacific, Limited, Avis Car Rental Group, LLC, Avis Caribbean, Limited, Avis Enterprises, Inc., Avis Group Holdings, LLC, Avis International, Ltd., Avis Operations, LLC, Avis Rent A Car System, LLC, PF Claims Management, Ltd., PR Holdco, Inc., Wizard Co., Inc., BGI Leasing, Inc., Budget Rent A Car System, Inc., Budget Truck Rental LLC, Runabout, LLC, Wizard Services, Inc. and Banc of America Securities LLC for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 1.1 to Avis Budget Group’s Current Report on Form 8-K dated March 8, 2010).

10.70	Registration Rights Agreement, dated March 10, 2010, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Banc of America Securities LLC, and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.2 to Avis Budget Group’s Current Report on Form 8-K dated March 11, 2010).

10.71	Purchase Agreement, dated as of October 7, 2010, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, AB Car Rental Service, Inc., ARACS LLC, Avis Asia and Pacific, Limited, Avis Car Rental Group, LLC, Avis Caribbean, Limited, Avis Enterprises, Inc., Avis Group Holdings, LLC, Avis International, Ltd., Avis Operations, LLC, Avis Rent A Car System, LLC, PF Claims Management, Ltd., PR Holdco, Inc., Wizard Co., Inc., BGI Leasing, Inc., Budget Rent A Car System, Inc., Budget Truck Rental LLC, Runabout, LLC, Wizard Services, Inc. and Citigroup Global Markets Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2010).

EXHIBIT NO.	DESCRIPTION

10.72	Registration Rights Agreement, dated October 15, 2010, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Citigroup Global Markets Inc., and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2010).

10.73	Amendment, dated as of November 18, 2010, to the Registration Rights Agreement, dated as of October 15, 2010, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors party thereto, Citigroup Global Markets Inc., and the other initial purchasers party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 18, 2010).

10.74	Purchase Agreement, dated as of November 15, 2010, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, AB Car Rental Service, Inc., ARACS LLC, Avis Asia and Pacific, Limited, Avis Car Rental Group, LLC, Avis Caribbean, Limited, Avis Enterprises, Inc., Avis Group Holdings, LLC, Avis International, Ltd., Avis Operations, LLC, Avis Rent A Car System, LLC, PF Claims Management, Ltd., PR Holdco, Inc., Wizard Co., Inc., BGI Leasing, Inc., Budget Rent A Car System, Inc., Budget Truck Rental LLC, Runabout, LLC, Wizard Services, Inc. and Citigroup Global Markets Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2010).

10.75	Trust Indenture, dated as of August 26, 2010, among WTH Car Rental ULC and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.76	Series 2010-1 Indenture Supplement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.77	Series 2010-2 Indenture Supplement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.78	Series 2010-3 Indenture Supplement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.79	Administration Agreement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.80	Master Motor Vehicle Lease Agreement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.81	Fifth Amended and Restated Limited Partnership Agreement, dated as of August 26, 2010, among Aviscar Inc., as general partner, Budgetcar Inc., as general partner, and 2233516 Ontario Inc., as limited partner (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 27, 2010).

EXHIBIT NO.	DESCRIPTION

10.82	Parent Guaranty of Avis Budget Car Rental, LLC to BNY Trust Company of Canada, in its capacity as trustee of STARS Trust and Montreal Trust Company of Canada, in its capacity as trustee of Bay Street Funding Trust, as limited partners (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 20, 2006).

10.83	Amended and Restated Base Indenture, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.84	Second Amended and Restated Series 2006-1 Supplement, dated as of December 3, 2010, among Centre Point Funding, LLC, as Issuer, Budget Truck Rental LLC, as Administrator, Deutsche Bank Securities, Inc., as Administrative Agent, certain commercial paper conduit purchasers, certain funding agents, certain APA banks and The Bank of New York Mellon Trust Company, N.A., as Trustee, Series 2006-1 Agent and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.85	Amended and Restated Administration Agreement (Group I), dated as of March 9, 2010, among Centre Point Funding, LLC, Budget Truck Rental LLC, as Administrator, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.86(a)	Amended and Restated Master Motor Vehicle Operating Lease Agreement (Group I), dated March 9, 2010, among, Centre Point Funding, LLC, as Lessor, Budget Truck Rental LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor.

10.86(b)	Amendment No. 1, dated December 3, 2010, to the Amended and Restated Master Motor Vehicle Operating Lease Agreement (Group I), dated March 9, 2010, among Centre Point Funding, LLC, as Lessor, Budget Truck Rental LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor.

10.87	Series 2010-1 Supplement, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, Series 2010-1 Agent and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.88	Administration Agreement (Group II), dated as of March 9, 2010, among Centre Point Funding, LLC, Budget Truck Rental LLC, as Administrator, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.89	Master Motor Vehicle Operating Lease Agreement (Group II), dated March 9, 2010, among, Centre Point Funding, LLC, as Lessor, Budget Truck Rental LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

EXHIBIT NO.	DESCRIPTION

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Avis Budget Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (ii) Consolidated Balance Sheets as of December 31, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.Δ

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) is now known as Avis Budget Car Rental, LLC.
***	Cendant Rental Car Funding (AESOP) LLC, formerly known as AESOP Funding II L.L.C, is now known as Avis Budget Rental Car Funding (AESOP) LLC.
****	Avis Rent A Car System, Inc. is now known as Avis Rent A Car System, LLC.
*****	Avis Group Holdings, Inc. is now known as Avis Group Holdings, LLC.
†	Denotes management contract or compensatory plan.
††	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
Δ	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.