Form 10-Q
period 2011-03-31
AVIS BUDGET GROUP, INC.
filed 2011-05-06
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer’s common stock was 104,984,928 shares as of April 29, 2011.

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

•

an increase in our fleet costs as a result of an increase in the cost of new vehicles, disruption in the supply of new vehicles, including potential disruption due to the recent natural disasters in Japan, and/or a decrease in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

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

•

our ability to utilize derivative instruments, and the impact of derivative instruments we currently utilize, which can be affected by fluctuations in interest rates, gasoline prices and exchange rates, changes in government regulations and other factors;

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

Other factors and assumptions not identified above, including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above, as well as those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K and those that may be disclosed from time to time in filings with the Securities and Exchange Commission, in connection with any forward-looking statements that may be made by us and our businesses generally. Except to the extent of our obligations under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Vehicle rental	$918	$866
Other	317	287

Net revenues	1,235	1,153

Expenses
Operating	659	612
Vehicle depreciation and lease charges, net	276	297
Selling, general and administrative	156	131
Vehicle interest, net	63	74
Non-vehicle related depreciation and amortization	23	23
Interest expense related to corporate debt, net
Interest expense	47	41
Early extinguishment of debt	—	40
Restructuring charges	—	1

Total expenses	1,224	1,219

Income (loss) before income taxes	11	(66)
Provision for (benefit from) income taxes	4	(28)

Net income (loss)	$7	$(38)

Earnings (loss) per share
Basic	$0.07	$(0.37)
Diluted	$0.06	$(0.37)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$913	$911
Receivables	349	315
Deferred income taxes	130	130
Other current assets	289	282

Total current assets	1,681	1,638

Property and equipment, net	413	425
Deferred income taxes	632	587
Goodwill	76	76
Other intangibles, net	483	481
Other non-current assets	244	255

Total assets exclusive of assets under vehicle programs	3,529	3,462

Assets under vehicle programs:
Program cash	7	4
Vehicles, net	7,088	6,422
Receivables from vehicle manufacturers and other	111	149
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	305	290

	7,511	6,865

Total assets	$11,040	$10,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$904	$925
Current portion of long-term debt	7	8

Total current liabilities	911	933

Long-term debt	2,492	2,494
Other non-current liabilities	531	535

Total liabilities exclusive of liabilities under vehicle programs	3,934	3,962

Liabilities under vehicle programs:
Debt	546	528
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	4,565	3,987
Deferred income taxes	1,384	1,333
Other	173	107

	6,668	5,955

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 136,992,120 and 136,982,068 shares	1	1
Additional paid-in capital	8,507	8,828
Accumulated deficit	(2,630)	(2,637)
Accumulated other comprehensive income	112	92
Treasury stock, at cost—31,652,445 and 33,247,139 shares	(5,552)	(5,874)

Total stockholders’ equity	438	410

Total liabilities and stockholders’ equity	$11,040	$10,327

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income (loss)	$7	$(38)

Adjustments to reconcile net income (loss) to net cash used in operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	23	23
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(1)	(5)
Income taxes and deferred income taxes	(25)	(34)
Accounts payable and other current liabilities	(5)	45
Other, net	(27)	(1)

Net cash used in operating activities exclusive of vehicle programs	(28)	(10)

Vehicle programs:
Vehicle depreciation	305	290

	305	290

Net cash provided by operating activities	277	280

Investing Activities
Property and equipment additions	(8)	(7)
Proceeds received on asset sales	3	6
Other, net	(1)	(1)

Net cash used in investing activities exclusive of vehicle programs	(6)	(2)

Vehicle programs:
Decrease (increase) in program cash	(2)	162
Investment in vehicles	(2,526)	(2,487)
Proceeds received on disposition of vehicles	1,674	1,832
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC — related party	(195)	(130)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC — related party	195	130

	(854)	(493)

Net cash used in investing activities	(860)	(495)

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Financing Activities
Proceeds from borrowings	—	444
Principal payments on borrowings	(2)	(454)
Debt financing fees	(1)	(28)
Other, net	1	1

Net cash used in financing activities exclusive of vehicle programs	(2)	(37)

Vehicle programs:
Proceeds from borrowings	2,957	2,733
Principal payments on borrowings	(2,366)	(2,438)
Net change in short-term borrowings	—	(47)
Debt financing fees	(3)	(11)

	588	237

Net cash provided by financing activities	586	200

Effect of changes in exchange rates on cash and cash equivalents	(1)	3

Net increase (decrease) in cash and cash equivalents	2	(12)
Cash and cash equivalents, beginning of period	911	482

Cash and cash equivalents, end of period	$913	$470

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

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

Vehicle Programs. The Company presents separately the financial data of its vehicle programs. These programs are distinct from the Company's other activities since the assets under vehicle programs are generally funded through the issuance of debt that is collateralized by such assets. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company's vehicle programs. The Company believes it is appropriate to segregate the financial data of its vehicle programs because, ultimately, the source of repayment of such debt is the realization of such assets.

2.	Restructuring Charges

Beginning in late 2008, the Company implemented initiatives within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments to reduce costs, enhance organizational efficiency and consolidate and rationalize existing processes and facilities.

As of March 31, 2011, the remaining liability relating to restructuring actions amounted to $5 million, for Domestic Car Rental facility-related lease obligation costs for vacated locations which are expected to be paid through 2015. The Company has substantially completed its activities under this plan.

The utilization of the restructuring liability is recorded within the Company’s segments as follows:

	Domestic Car Rental	Total
Balance as of January 1, 2011	$6	$6
Cash payment/utilization	(1)	(1)

Balance as of March 31, 2011	$5	$5

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2011	2010
Net income (loss) for basic and diluted EPS	$7	$(38)

Basic weighted average shares outstanding (a)	104.6	102.6
Options, warrants and non-vested stock	2.2	—

Diluted weighted average shares outstanding (b)	106.8	102.6

Earnings per share:
Basic	$0.07	$(0.37)
Diluted	$0.06	$(0.37)

(a)

As the Company incurred a net loss for the three months ended March 31, 2010, all outstanding stock options, restricted stock units, warrants and issuable shares underlying the 3 1/2% convertible notes have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding for the period. Accordingly, basic and diluted weighted average shares outstanding are equal for the period.

(b)

For the three months ended March 31, 2011, the shares underlying the 3 1/2% convertible notes have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding for the period.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2011	2010
Options (a)	1.2	6.0
Warrants (b)	21.2	21.2
Shares underlying 3 1/2% convertible notes (c)	21.2	21.2

(a)

For the three months ended March 31, 2010, all outstanding stock options were anti-dilutive, as the Company incurred a loss from continuing operations. For the three months ended March 31, 2011 the weighted average exercise price for anti-dilutive options was $24.23.

(b)	Represents all outstanding warrants for the three months ended March 31, 2011 and 2010. The exercise price for the warrants outstanding in 2010 and 2011 was $22.50.
(c)

Represents the number of shares issuable pursuant to the 3 1/2% convertible notes. For the three months ended March 31, 2011 and 2010, the shares underlying these convertible notes are considered anti-dilutive in the computation of diluted EPS.

4.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Franchise agreements	$73	$25	$48	$73	$24	$49
Customer lists	19	10	9	19	10	9
Other	2	1	1	2	1	1

	$94	$36	$58	$94	$35	$59

Unamortizable Intangible Assets
Goodwill	$76			$76

Trademarks (a)	$425			$422

(a)	The increase in trademarks is primarily due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was approximately $1 million during first quarter 2011 and 2010. Based on the Company’s amortizable intangible assets at March 31, 2011, the Company expects amortization expense of approximately $2 million for the remainder of 2011 and approximately $3 million for each of the five fiscal years thereafter.

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

The carrying amounts and estimated fair values of debt instruments are as follows:

	As of March 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$7	$7	$8	$8
Long-term debt, excluding convertible debt	2,147	2,237	2,149	2,211
Convertible debt	345	455	345	407

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (AESOP) LLC	$4,565	$4,652	$3,987	$4,045
Vehicle-backed debt	540	550	521	526

Derivative instruments and hedging activities

The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Canadian, Australian and New Zealand dollars. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to twelve months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from accumulated other comprehensive income to earnings resulting from ineffectiveness, or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges, during the three months ended March 31, 2011 and 2010 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income to earnings over the next twelve months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company records the effective portion of changes in the fair value of these cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The changes in fair values of hedges that were determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. During the three months ended March 31, 2010, the Company reclassified $36 million from accumulated other comprehensive income to earnings in connection with the early termination of certain interest rate swaps related to the repayment of a portion of the Company’s floating rate term loan. The Company estimates that approximately $55 million of losses deferred in accumulated other comprehensive income will be recognized over the next twelve months, which is expected to be offset in earnings by the impact of the underlying hedged items.

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

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives as of March 31, 2011 was approximately $8 million, for which the Company has posted cash collateral in the same amount in the normal course of business.

As of March 31, 2011, the Company held derivative instruments with absolute notional values as follows: interest rate caps of approximately $4.3 billion, interest rate swaps of $137 million, foreign exchange forward contracts of $108 million, foreign exchange swaps of $81 million and commodity contracts for the purchase of 2.2 million gallons of unleaded gasoline.

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

Fair values of derivative instruments are as follows:

	As of March 31, 2011		As of December 31, 2010
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$—	$4	$—	$4
Derivatives not designated as hedging instruments (a)
Foreign exchange forward contracts (c)	—	4	—	3
Interest rate swaps (b)	—	—	—	1
Interest rate contracts (d)	1	6	1	7
Commodity contracts (e)	1	—	—	—

Total	$2	$14	$1	$15

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 12—Stockholders’ Equity.

(b)	Included in other non-current liabilities.
(c)	Included in other current liabilities.
(d)	Included in assets under vehicle programs and liabilities under vehicle programs.
(e)	Included in other current assets.

The effect of derivative instruments not designated as hedging instruments in the Company’s consolidated results of operations for the three months ended March 31, 2011 was (i) a gain of $1 million recognized as a component of operating expenses related to our commodity contracts, (ii) a loss of $1 million recognized as a component of operating expenses related to foreign exchange forward contracts, and (iii) an insignificant gain recognized as a component of interest expense related to interest rate swaps and interest rate caps not designated as hedging instruments. The gain on the interest rate swaps had no impact on net interest expense as it was offset by increased interest expense on the underlying floating rate debt which it hedges.

The Company also recorded an unrealized gain of $10 million as a component of other comprehensive income, net of tax, for the three months ended March 31, 2011 which primarily relates to Avis Budget Rental Car Funding interest rate swaps designated as cash flow hedges.

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

The Company also recorded an unrealized gain of $6 million as a component of other comprehensive income, net of tax, for the three months ended March 31, 2010 which primarily relates to Avis Budget Rental Car Funding interest rate swaps designated as cash flow hedges.

6.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of March 31, 2011	As of December 31, 2010
Rental vehicles	$8,042	$7,007
Less: Accumulated depreciation	(1,181)	(1,135)

	6,861	5,872
Vehicles held for sale	227	550

Vehicles, net	$7,088	$6,422

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2011	2010
Depreciation expense	$305	$290
Lease charges	10	15
Gain on sales of vehicles, net including cost of vehicle disposition	(39)	(8)

Vehicle depreciation and lease charges, net	$276	$297

For the three months ended March 31, 2011 and 2010, vehicle interest, net excludes $51 million and $41 million, respectively, of interest expense related to the Company’s convertible notes and the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net.

7.	Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2011 is a provision of 36.4%. Such rate differs from the Federal statutory rate of 35.0% primarily due to state taxes.

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2010 is a benefit of 42.4%. Such rate differs from the Federal statutory rate of 35.0% primarily due to a $3 million benefit relating to additional tax depreciation within the Company’s operations in Australia.

8.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of March 31, 2011	As of December 31, 2010
Accounts payable	$208	$209
Accrued payroll and related	131	155
Public liability and property damage insurance liabilities – current	94	93
Advertising and marketing	51	53
Other	420	415

	$904	$925

9.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Dates	As of March 31, 2011	As of December 31, 2010
Floating rate term loan (a)	April 2014	$270	$271
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	200	200
3 1/2% convertible notes	October 2014	345	345
7 3/4% notes	May 2016	375	375
9 5/8% notes	March 2018	444	444
8 1/4% notes	January 2019	602	602

		2,486	2,487
Other		13	15

Total long-term debt		2,499	2,502
Less: Current portion		7	8

Long-term debt		$2,492	$2,494

(a)

The floating rate term loan and our revolving credit facilities are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. The floating rate term loan bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at March 31, 2011.

Committed Credit Facilities and Available Funding Arrangements

At March 31, 2011, the committed credit facilities available to the Company and/or its subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2011 (a) (c) (d)	$192	$—	$92	$100
Revolving credit facility maturing 2013 (b) (c) (d)	983	—	471	512

(a)	This revolving credit facility, which matured in April 2011, bears interest of one month LIBOR plus 400 basis points as of March 31, 2011.
(b)	This revolving credit facility matures in April 2013 and bears interest of one month LIBOR plus 450 basis points.
(c)

In May 2011, the Company expanded, extended and consolidated its revolving credit facilities into a single $1.2 billion revolving credit facility, which matures in 2016 and bears interest of one month LIBOR plus 300 basis points.

(d)

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

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facilities contain maximum leverage and minimum interest coverage ratio requirements. As of March 31, 2011, the Company was in compliance with the financial covenants of its senior credit facilities.

10.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC) consisted of:

	As of March 31, 2011	As of December 31, 2010
Debt due to Avis Budget Rental Car Funding (a)	$4,565	$3,987
Budget Truck Funding program	226	244
Other (b)	320	284

	$5,111	$4,515

(a)	The increase reflects increased borrowing within Domestic Car Rental operations to fund an increase in the size of the Company’s domestic car rental fleet.
(b)	The increase principally reflects increased borrowing within International Car Rental operations due to an increase in the size of the Company’s international vehicle rental fleet.

During 2010, the Company established a variable funding note program with a maximum capacity of $400 million of notes to be issued by Avis Budget Rental Car Funding to the Company to finance the purchase of vehicles. These variable funding notes pay interest of 5.5% at March 31, 2011 and mature in March 2012. As of March 31, 2011, there were no outstanding amounts due to the Company from Avis Budget Rental Car Funding under the program; however, for the three months ended March 31, 2011, the Company earned interest income of $2 million and incurred an equal amount of interest expense on these notes, which was eliminated in consolidation in the Company’s financial statements. As of March 31, 2011, the Company’s related interest receivable from Avis Budget Rental Car Funding was insignificant.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at March 31, 2011:

Vehicle-Backed Debt
Within 1 year (a)	$1,449
Between 1 and 2 years	1,808
Between 2 and 3 years	277
Between 3 and 4 years	588
Between 4 and 5 years	695
Thereafter	294

$5,111

(a)	Vehicle-backed debt maturing within one year includes term asset-backed securities maturities of $507 million and bank and bank-sponsored borrowings of $942 million.

As of March 31, 2011, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,785	$4,565	$1,220
Budget Truck financing (c)	226	226	—
Other (d)	777	320	457

	$6,788	$5,111	$1,677

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.2 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $336 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by $997 million of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2011, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

11.	Commitments and Contingencies

Contingencies

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

The Company does not believe that the impact of any contingent liabilities constituting Assumed Liabilities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities. The Company is also named in various litigation that is primarily related to the businesses of its former subsidiaries, including Realogy, Wyndham and Travelport and their current or former subsidiaries. The Company is entitled to indemnification under the Separation Agreement from such entities for any liability resulting from such litigation.

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

Litigation. In October 2009, a judgment was entered against the Company in the amount of $16 million following the completion of a jury trial for damages in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003, involved breach of contract and other claims by one of the Company’s licensees related to the acquisition of its Budget vehicle rental business in 2002. The Company believes the verdict in this case is unsupported by the evidence. In addition to the judgment for damages, in June 2010, the district court also entered an order against the Company in the amount of $3 million, in favor of the plaintiff’s motions for pre-judgment interest and attorneys’ fees. The Company has filed an appeal of the judgment and attorneys’ fees awarded with the United States Court of Appeals for the Ninth Circuit.

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

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $2.8 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at March 31, 2011 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, Hyundai Motor America and Toyota Motor Corporation and (ii) risks related to Realogy and Wyndham, including receivables of $100 million and $61 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport. These guarantees primarily relate to various real estate operating leases that were entered into prior to the Separation. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate operating leases is estimated to be approximately $161 million, the majority of which expire by the end of 2014. At March 31, 2011, the liability recorded by the Company in connection with these guarantees was approximately $3 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport, as applicable. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

12.	Stockholders’ Equity

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains on Available-for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2011	$182	$(46)	$—	$(44)	$92
Current period change	9	10	1	—	20

Balance, March 31, 2011	$191	$(36)	$1	$(44)	$112

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that are excluded from net income (loss).

The components of other comprehensive income were as follows:

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$7	$(38)
Other comprehensive income:
Reclassification of unrealized losses on cash flow hedges to net loss, net of tax	—	22
Unrealized gains on cash flow hedges, net of tax	10	6
Unrealized gains on available-for-sale securities	1	—
Currency translation adjustments	9	12

	20	40

Total comprehensive income	$27	$2

During the three months ended March 31, 2011 and 2010, the Company recorded unrealized gains on cash flow hedges of $16 million and $9 million ($10 million and $6 million, net of tax), respectively, in other comprehensive income, which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-

backed debt and the Company’s floating rate corporate debt. Such amount in the three months ended March 31, 2011 and 2010 included $15 million and $13 million of unrealized gains ($9 million and $8 million, net of tax), respectively, on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding change in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheets.

In first quarter 2010, the Company reclassified $36 million ($22 million, net of tax) of unrealized losses on certain interest rate swaps to early extinguishment of debt in connection with the repayment of a portion of the Company’s floating rate term loan and the settlement of such hedges.

13.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards based on the estimated fair value of the award at the grant date, which is recognized over the requisite service period. The Company recorded stock-based compensation expense of $4 million and $4 million ($3 million and $2 million, net of tax) during first quarter 2011 and 2010, respectively, related to employee stock awards that were granted by the Company.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for exercises of stock-based awards did not generate a cash benefit. Approximately $39 million of tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

Restricted Stock and Stock Unit Awards

During first quarter 2011 and 2010, the Company granted 629,000 and 968,000 time-based restricted stock units, respectively, and 347,000 and 962,000 market-vesting restricted stock units, respectively, under the Company’s amended 2007 Equity and Incentive Plan. The number of market-vesting restricted stock units which will ultimately vest is based on the Company’s common stock achieving certain price targets for a specified number of trading days. Of the market-vesting restricted stock units granted in first quarter 2011, 254,000 units cliff vest after three years and 93,000 units vest 50% on each of the third and fourth anniversary of the date of grant. Of the time-based restricted stock units granted in first quarter 2011, 598,000 vest ratably over a three-year period and 31,000 vest on the first anniversary of the date of the grant.

For the market-vesting restricted stock units granted in first quarter 2010, 600,000 units vest ratably over years two through five following the date of grant and 362,000 units cliff vest after three years. Of the time-based restricted stock units, 768,000 vest ratably over a three-year period and 200,000 vest on the first anniversary of the date of the grant.

The Company determined the fair value of its market-vesting restricted stock units granted in first quarter 2011 and 2010 using a Monte Carlo simulation model. The fair value of each of the Company’s market-vesting restricted stock units which contain three- and four-year vesting periods, issued in 2011, was estimated to be approximately $11.35 and $12.53, respectively. The fair value of each of the Company’s market-vesting restricted stock units which contain five- and three-year vesting periods, issued in first quarter 2010, was estimated to be approximately $9.57 and $8.88, respectively. The assumptions used to estimate the fair values of the market-vesting restricted stock awards using the Monte Carlo simulation model in first quarter 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Expected volatility of stock price	48%	54%
Risk-free interest rate	0.97% - 1.21%	1.47% - 1.74%
Valuation period	3-4 years	3-5 years
Dividend yield	0.0%	0.0%

Stock Options

During first quarter 2010, the Company granted 160,000 stock options under the Company’s amended 2007 Equity and Incentive Plan. The stock options (i) vest ratably over a five-year term, (ii) expire ten years from the date of grant and (iii) have an exercise price that was set at the closing price of the Company’s common stock on the date of the grant.

The Company used the Black-Scholes option pricing model to calculate the fair value of the time-vesting stock options granted in first quarter 2010. Based on facts and circumstances at the time of the grant, the Company used the implied volatility of its publicly traded, near-the-money stock options with a remaining maturity of at least one year. The Company considered several factors in estimating the life of the options granted, including the historical option exercise behavior of employees and the option vesting periods. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero. The fair value of the Company’s time-vesting stock options issued in first quarter 2010 was estimated to be $6.16. The assumptions used to estimate the fair value using the Black-Scholes simulation option pricing in first quarter 2010 were as follows:

Three Months Ended March 31, 2010
Expected volatility of stock price	54%
Risk-free interest rate	2.82%
Expected life of options	6 years
Dividend yield	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2011	3,059	$13.64	5,026	$7.22
Granted at fair market value	976	14.39	—	—
Vested/exercised (a)	(712)	14.42	(1,142)	0.98
Canceled	(296)	23.73	(171)	19.74

Balance at March 31, 2011 (b) (c)	3,027	12.71	3,713	8.56

(a)	During the three months ended March 31, 2011, zero performance-based RSUs vested. Stock options exercised during the three months ended March 31, 2011 had intrinsic value of $17 million.
(b)

As of March 31, 2011, the Company’s outstanding RSUs had aggregate intrinsic value of $54 million; aggregate unrecognized compensation expense related to RSUs amounted to $30 million; and the balance of RSUs at March 31, 2011 consists of 1,285,000 related to time-based awards and 1,742,000 related to market-vesting and performance-based awards. Approximately 18,000 time-based and 327,000 performance-based RSUs are eligible to vest in 2011, if applicable service and performance criteria are satisfied.

(c)

As of March 31, 2011, the Company’s outstanding stock options had aggregate intrinsic value of $43 million; there were 2.6 million “in-the-money” stock options; aggregate unrecognized compensation expense related to unvested stock options amounted to $1 million. Approximately 3.6 million stock options are exercisable as of March 31, 2011.

The table below summarizes information regarding the Company’s outstanding stock options as of March 31, 2011 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $10.00	7.8	2,465
$10.01 to $15.00	8.8	160
$15.01 to $20.00	1.3	197
$20.01 to $25.00	0.1	11
$25.01 to $30.00	0.8	870
$30.01 and above	3.5	10

	5.8	3,713

As of March 31, 2011, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, and a weighted average remaining contractual life of 2.3 years.

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

	Three Months Ended March 31,
	2011		2010
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Domestic Car Rental	$929	$57	$880	$16
International Car Rental	231	30	201	29
Truck Rental	75	—	71	(4)
Corporate and Other (a)	—	(6)	1	(3)

Total Company	$1,235	81	$1,153	38

Less: Non-vehicle related depreciation and amortization		23		23
Interest expense related to corporate debt, net
Interest expense		47		41
Early extinguishment of debt		—		40

Income (loss) before income taxes		$11		$(66)

(a)

Includes unallocated corporate overhead and the elimination of transactions between segments. During the three months ended March 31, 2011, the Company incurred $2 million of expenses related to the potential acquisition of Dollar Thrifty.

Since December 31, 2010, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment assets under vehicle programs. As of March 31, 2011 and December 31, 2010, Domestic Car Rental segment assets under vehicle programs amounted to approximately $6.2 billion and approximately $5.5 billion, respectively.

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Income for the three months ended March 31, 2011 and 2010, Consolidating Condensed Balance Sheets as of March 31, 2011 and December 31, 2010, and Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by Avis Budget Car Rental. These senior notes consist of Avis Budget Car Rental’s 7 5/8% Notes due 2014, 7 3/4% Notes due 2016, Floating Rate Notes due 2014, 9 5/8% Notes due 2018 and 8 1/4% Notes due 2019 (collectively, the “Notes”). See Note 9—Long-term Debt and Borrowing Arrangements for additional information regarding these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

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

Three Months Ended March 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$760	$158	$—	$918
Other	1	—	221	409	(314)	317

Net revenues	1	—	981	567	(314)	1,235

Expenses
Operating	—	2	518	139	—	659
Vehicle depreciation and lease charges, net	—	—	227	253	(204)	276
Selling, general and administrative	5	—	128	23	—	156
Vehicle interest, net	—	—	55	44	(36)	63
Non-vehicle related depreciation and amortization	—	—	21	2	—	23
Interest expense related to corporate debt, net:
Interest expense	2	46	—	(1)	—	47
Intercompany interest expense (income)	(4)	(46)	50	—	—	—

Total expenses	3	2	999	460	(240)	1,224

Income (loss) before income taxes and equity in earnings of subsidiaries	(2)	(2)	(18)	107	(74)	11
Provision (benefit) for income taxes	(1)	(1)	(4)	10	—	4
Equity in earnings (loss) of subsidiaries	8	9	23	—	(40)	—

Net income (loss)	$7	$8	$9	$97	$(114)	$7

Three Months Ended March 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$728	$138	$—	$866
Other	—	—	203	370	(286)	287

Net revenues	—	—	931	508	(286)	1,153

Expenses
Operating	1	2	488	121	—	612
Vehicle depreciation and lease charges, net	—	—	253	220	(176)	297
Selling, general and administrative	3	—	108	20	—	131
Vehicle interest, net	—	—	69	30	(25)	74
Non-vehicle related depreciation and amortization	—	—	21	2	—	23
Interest expense related to corporate debt, net:
Interest expense	3	38	—	—	—	41
Intercompany interest expense (income)	(1)	(38)	39	—	—	—
Early extinguishment of debt	—	40	—	—	—	40
Restructuring charges	—	—	1	—	—	1

Total expenses	6	42	979	393	(201)	1,219

Income (loss) before income taxes and equity in earnings of subsidiaries	(6)	(42)	(48)	115	(85)	(66)
Provision (benefit) for income taxes	(2)	1	(33)	6	—	(28)
Equity in earnings (loss) of subsidiaries	(34)	9	24	—	1	—

Net income (loss)	$(38)	$(34)	$9	$109	$(84)	$(38)

Consolidating Condensed Balance Sheets

As of March 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$269	$497	$2	$145	$—	$913
Receivables, net	—	107	148	94	—	349
Deferred income taxes	8	—	122	5	(5)	130
Other current assets	57	77	83	106	(34)	289

Total current assets	334	681	355	350	(39)	1,681

Property and equipment, net	—	63	307	43	—	413
Deferred income taxes	42	350	226	14	—	632
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	7	382	94	—	483
Other non-current assets	137	88	10	17	(8)	244
Intercompany receivables (payables)	100	459	(724)	165	—	—
Investment in subsidiaries	357	1,137	2,434	—	(3,928)	—

Total assets exclusive of assets under vehicle programs	970	2,785	3,064	685	(3,975)	3,529

Assets under vehicle programs:
Program cash	—	—	—	7	—	7
Vehicles, net	—	4	5	7,079	—	7,088
Receivables from vehicle manufacturers and other	—	—	—	111	—	111
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	305	—	305

	—	4	5	7,502	—	7,511

Total assets	$970	$2,789	$3,069	$8,187	$(3,975)	$11,040

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$56	$248	$494	$139	$(33)	$904
Current portion of long-term debt	—	4	3	—	—	7

Total current liabilities	56	252	497	139	(33)	911

Long-term debt	345	2,138	9	—	—	2,492
Other non-current liabilities	131	54	229	123	(6)	531

Total liabilities exclusive of liabilities under vehicle programs	532	2,444	735	262	(39)	3,934

Liabilities under vehicle programs:
Debt	—	5	—	541	—	546
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,565	—	4,565
Deferred income taxes	—	—	1,197	187	—	1,384
Other	—	—	—	173	—	173

	—	5	1,197	5,466	—	6,668

Total stockholders’ equity	438	340	1,137	2,459	(3,936)	438

Total liabilities and stockholders’ equity	$970	$2,789	$3,069	$8,187	$(3,975)	$11,040

As of December 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$257	$513	$3	$138	$—	$911
Receivables, net	—	77	148	90	—	315
Deferred income taxes	8	—	122	5	(5)	130
Other current assets	70	65	84	97	(34)	282

Total current assets	335	655	357	330	(39)	1,638

Property and equipment, net	—	61	321	43	—	425
Deferred income taxes	44	300	229	14	—	587
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	7	382	92	—	481
Other non-current assets	140	97	11	24	(17)	255
Intercompany receivables (payables)	105	539	(792)	148	—	—
Investment in subsidiaries	337	1,112	2,392	—	(3,841)	—

Total assets exclusive of assets under vehicle programs	961	2,771	2,974	653	(3,897)	3,462

Assets under vehicle programs:
Program cash	—	—	—	4	—	4
Vehicles, net	—	8	24	6,390	—	6,422
Receivables from vehicle manufacturers and other	—	—	—	149	—	149
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	290	—	290

	—	8	24	6,833	—	6,865

Total assets	$961	$2,779	$2,998	$7,486	$(3,897)	$10,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$72	$250	$488	$148	$(33)	$925
Current portion of long-term debt	—	4	4	—	—	8

Total current liabilities	72	254	492	148	(33)	933

Long-term debt	345	2,139	10	—	—	2,494
Other non-current liabilities	134	58	237	120	(14)	535

Total liabilities exclusive of liabilities under vehicle programs	551	2,451	739	268	(47)	3,962

Liabilities under vehicle programs:
Debt	—	7	—	521	—	528
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	3,987	—	3,987
Deferred income taxes	—	—	1,147	186	—	1,333
Other	—	—	—	107	—	107

	—	7	1,147	4,801	—	5,955

Total stockholders’ equity	410	321	1,112	2,417	(3,850)	410

Total liabilities and stockholders’ equity	$961	$2,779	$2,998	$7,486	$(3,897)	$10,327

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$13	$(27)	$(43)	$299	$35	$277

Investing activities
Property and equipment additions	—	(3)	(4)	(1)	—	(8)
Proceeds received on asset sales	—	3	—	—	—	3
Other, net	—	(1)	1	(1)	—	(1)

Net cash used in investing activities exclusive of vehicle programs	—	(1)	(3)	(2)	—	(6)

Vehicle programs:
Decrease (increase) in program cash	—	—	—	(2)	—	(2)
Investment in vehicles	—	(3)	—	(2,523)	—	(2,526)
Proceeds received on disposition of vehicles	—	8	4	1,662	—	1,674
Investment in AESOP debt securities - related party	(195)	—	—	—	—	(195)
Proceeds from AESOP debt securities - related party	195	—	—	—	—	195

	—	5	4	(863)	—	(854)

Net cash provided by (used in) Investing activities	—	4	1	(865)	—	(860)

Financing activities
Principal payments on borrowings	—	(1)	(1)	—	—	(2)
Net intercompany transactions	(2)	10	42	(15)	(35)	—
Debt financing fees	—	(1)	—	—	—	(1)
Other, net	1	—	—	—	—	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	(1)	8	41	(15)	(35)	(2)

Vehicle programs:
Proceeds from borrowings	—	—	—	2,957	—	2,957
Principal payments on borrowings	—	—	—	(2,366)	—	(2,366)
Net change in short-term borrowing	—	—	—	—	—	—
Debt financing fees	—	(1)	—	(2)	—	(3)

	—	(1)	—	589	—	588

Net cash provided by (used in) financing activities	(1)	7	41	574	(35)	586

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1)	—	(1)

Net (decrease) increase in cash and cash equivalents	12	(16)	(1)	7	—	2
Cash and cash equivalents, beginning of period	257	513	3	138	—	911

Cash and cash equivalents, end of period	$269	$497	$2	$145	$—	$913

Three Months Ended March 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$6	$21	$46	$234	$(27)	$280

Investing activities
Property and equipment additions	—	(1)	(5)	(1)	—	(7)
Proceeds received on asset sales	—	4	—	2	—	6
Other, net	—	(1)	—	—	—	(1)

Net cash provided by (used in) investing activities exclusive of vehicle programs	—	2	(5)	1	—	(2)

Vehicle programs:
Decrease in program cash	—	—	—	162	—	162
Investment in vehicles	—	(8)	—	(2,479)	—	(2,487)
Proceeds received on disposition of vehicles	—	9	3	1,820	—	1,832
Investment in AESOP debt securities - related party	(130)	—	—	—	—	(130)
Proceeds from AESOP debt securities - related party	130	—	—	—	—	130

	—	1	3	(497)	—	(493)

Net cash provided by (used in) investing activities	—	3	(2)	(496)	—	(495)

Financing activities
Proceeds from borrowings	—	444	—	—	—	444
Principal payments on borrowings	—	(453)	(1)	—	—	(454)
Net intercompany transactions	(82)	91	(37)	1	27	—
Debt financing fees	—	(28)	—	—	—	(28)
Other, net	—	1	—	—	—	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	(82)	55	(38)	1	27	(37)

Vehicle programs:
Proceeds from borrowings	—	—	—	2,733	—	2,733
Principal payments on borrowings	—	(1)	(3)	(2,434)	—	(2,438)
Net change in short-term borrowing	—	—	—	(47)	—	(47)
Debt financing fees	—	(8)	(3)	—	—	(11)

	—	(9)	(6)	252	—	237

Net cash provided by (used in) financing activities	(82)	46	(44)	253	27	200

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	3	—	3

Net (decrease) increase in cash and cash equivalents	(76)	70	—	(6)	—	(12)
Cash and cash equivalents, beginning of period	242	70	7	163	—	482

Cash and cash equivalents, end of period	$166	$140	$7	$157	$—	$470

16. Subsequent Events

In May 2011, the Company’s Avis Budget Rental Car Funding subsidiary issued $700 million in asset-backed notes, in three issuances, to provide funds for the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. The expected final payment dates for each issuance of these notes are November 2013, 2014 and 2016.

In May 2011, the Company expanded, extended and consolidated its corporate revolving credit facilities into a single $1.2 billion revolving credit facility which matures in 2016 and bears interest of one month LIBOR plus 300 basis points.

*     *     *     *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “2010 Form 10-K”). Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

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

Our revenues are derived principally from car and truck rentals in our Company-owned operations and include (i) time and mileage (“T&M”) fees charged to our customers for vehicle rentals, (ii) reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations, and (iii) sales of loss damage waivers and insurance and rentals of navigation units and other items in conjunction with vehicle rentals. We also earn royalty revenue from our licensees in the United States and more than 100 other countries in conjunction with their vehicle rental transactions.

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

We believe that the following factors, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements;

•	Fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	Changes in per-unit fleet costs and in conditions in the used vehicle marketplace;

•	Changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	Our potential acquisition of Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”);

•	Changes in the price or availability of unleaded gasoline;

•	Changes in foreign exchange rates; and

•	Demand for truck rentals.

We believe that the economic recovery in the United States during 2010 and first quarter 2011 favorably impacted demand for vehicle rental services, but that such demand nonetheless remained below levels seen prior to the 2008-09 recession. Historically, our results of operations have declined during periods of general economic weakness. If economic conditions in the United States were to weaken, our results of operations could be materially and adversely impacted in 2011 and beyond. In our cost-reduction initiatives and restructuring activities, we are driving process improvements to reduce costs, enhance service to our customers and improve our operations. We are pursuing an acquisition of Dollar Thrifty, which, if completed, could have a material impact on our operations, financial condition and liquidity. There can be no assurances (i) that such potential acquisition will be completed, (ii) as to the timing to accomplish such acquisition or the terms thereof, or (iii) as to our ability and timing to obtain required regulatory approval and financing (and any conditions thereto). Due to uncertainties related to our business, there can be no assurance that we will be able to satisfy the covenants contained in our senior credit facilities and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or replace such facilities. See “Risk Factors” set forth in Item 1A of our 2010 Form 10-K.

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

THREE MONTHS ENDED MARCH 31, 2011 VS. THREE MONTHS ENDED MARCH 31, 2010

Our consolidated results of operations comprised the following:

	Three Months Ended March 31,		Change
	2011	2010
Net revenues	$1,235	$1,153	$82
Total expenses	1,224	1,219	5

Income (loss) before income taxes	11	(66)	77
Provision for (benefit from) income taxes	4	(28)	32

Net income (loss)	$7	$(38)	$45

During first quarter 2011, our net revenues increased $82 million (7%) principally due to a 6% increase in T&M revenue driven primarily by a 7% increase in domestic and international car rental days and a 17% increase in truck rental days. The increased revenues also include a 10% increase in our ancillary revenues, such as sales of insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers. These increases were partially offset by a 1% decrease in car rental T&M revenue per day and a 7% decrease in truck rental T&M revenue per day. First quarter 2011 revenues include a $17 million favorable effect related to the translation of our international results into U.S. dollars.

Total expenses increased $5 million principally due to (i) a $47 million (8%) increase in direct operating expenses largely resulting from the 7% increase in car rental days, (ii) a $25 million (19%) increase in selling, general and administrative expenses primarily because of our strategic initiative to invest in incremental advertising and marketing, as well as higher rental volumes and $2 million of expenses associated with the potential acquisition of Dollar Thrifty, and (iii) a $6 million increase in interest expense related to corporate debt, as we have pre-funded a portion of the cost of a potential acquisition of Dollar Thrifty. These year-over-year increases were largely offset by (i) the absence of the prior year $40 million expense related to the extinguishment of a portion of our corporate debt and associated interest rate swaps, (ii) a $21 million (7%) decrease in vehicle depreciation and lease charges resulting from a decline in our per-unit depreciation costs and (iii) an $11 million decrease in vehicle interest. Expenses also include a $15 million adverse impact from foreign currency exchange rates. As a result of these items, partially offset by a $32 million decrease in our benefit from income taxes, our net income increased $45 million.

Our effective tax rate was a provision of 36.4% for first quarter 2011 and a benefit of 42.4% for first quarter 2010.

Following is a discussion of the results of each of our reportable segments during the three months ended March 31:

	Revenues			Adjusted EBITDA
	2011	2010	% Change	2011	2010	% Change
Domestic Car Rental	$929	$880	6%	$57	$16	256%
International Car Rental	231	201	15%	30	29	3%
Truck Rental	75	71	6%	—	(4)	*
Corporate and Other (a)	—	1	*	(6)	(3)	*

Total Company	$1,235	$1,153		81	38

Less: Non-vehicle related depreciation and amortization				23	23
Interest expense related to corporate debt, net:
Interest expense				47	41
Early extinguishment of debt				—	40

Income (loss) before income taxes				$11	$(66)

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments. For 2011, includes $2 million of expenses related to the potential acquisition of Dollar Thrifty.

Domestic Car Rental

Revenues and Adjusted EBITDA increased $49 million (6%) and $41 million (256%), respectively, in first quarter 2011 compared with first quarter 2010. Revenues increased primarily due to higher rental volumes, partially offset by decreased pricing. The increase in Adjusted EBITDA was primarily due to higher revenue and lower fleet costs.

The revenue increase of $49 million was comprised of a $28 million (4%) increase in T&M revenue and a $21 million (10%) increase in ancillary revenues. The increase in T&M revenue was principally the result of a 7% increase in rental days, partially offset by a 3% decrease in T&M revenue per day. The $21 million increase in ancillary revenues reflects (i) a $10 million increase in ancillary revenues from GPS rentals, sales of insurance products, emergency road service and other items, reflecting a 3% increase on a per-rental-day basis, (ii) a $6 million increase in gasoline sales, which was completely offset in Adjusted EBITDA by higher gasoline expense, and (iii) a $5 million increase in airport concession and vehicle licensing revenue, $1 million of which was offset by higher airport concession and vehicle licensing fees remitted to airport and other regulatory agencies.

While we continued to achieve significant benefits from our cost-saving initiatives, Adjusted EBITDA reflected a $27 million (5%) increase in operating expenses, primarily related to (i) a $19 million (19%) increase in selling, general and administrative expenses principally due to our strategic initiative to invest in incremental marketing and selling expenditures, as well as higher rental volumes, (ii) a $13 million (7%) increase in employee costs, rents and other expenses related primarily to increased staffing levels related to volume and inflationary increases and (iii) a $4 million increase in agency operator commissions, shuttling, credit card fees, and other costs related to increased rental volumes. Adjusted EBITDA benefited from (i) a $26 million (11%) decline in fleet depreciation and lease charges, including gains on vehicle disposition, despite a 6% increase in the average size of our domestic rental fleet, reflecting a 16% decrease in per-unit fleet costs, and (ii) a $9 million (14%) decrease in vehicle interest expense due to lower interest rates on our vehicle debt.

International Car Rental

Revenues increased $30 million (15%) and Adjusted EBITDA increased $1 million (3%) in first quarter 2011 compared with first quarter 2010, primarily due to the impact of foreign currency exchange rate movements and increased car rental volumes.

The revenue increase of $30 million was comprised of a $19 million (14%) increase in T&M revenue and an $11 million (18%) increase in ancillary revenues. The total increase in revenue includes a $17 million increase related to foreign currency exchange rates, impacting T&M revenue by $11 million and ancillary revenues by $6 million, and was largely offset in Adjusted EBITDA by the opposite impact on expenses of $15 million. The increase in T&M revenue was principally driven by a 7% increase in rental days and a 7% increase in T&M revenue per rental day (a decrease of 1% excluding exchange-rate effects). The increase in ancillary revenues reflects a 6% increase in ancillary revenue per rental day from GPS rentals, sales of insurance products and other items and a $4 million increase in airport concession and vehicle licensing revenues, all of which was offset in Adjusted EBITDA by higher airport concession and vehicle licensing fees remitted to airport and other regulatory authorities.

Adjusted EBITDA reflected a $14 million (14%) increase in operating expenses and a $10 million increase in fleet depreciation and lease charges. These increases were partially due to foreign-exchange effects, as well as increased headcount to support higher rental volumes, increased marketing and sales commissions, inflationary increases in rent, higher per-unit fleet costs and a 6% increase in the average size of our international vehicle rental fleet, partially offset by lower vehicle interest expense.

Certain of our facilities and vehicles were damaged as a result of the February 2011 earthquake in Christchurch, New Zealand, but we expect that insurance recoveries will largely offset the economic costs of the damage.

Truck Rental

Revenues and Adjusted EBITDA increased $4 million (6%) and $4 million, respectively, in first quarter 2011 compared with first quarter 2010.

The revenue increase was primarily due to a 17% increase in rental days, partially offset by a 7% decrease in T&M revenue per day. The increase in rental days and the decrease in average daily rate both reflect our successful initiative to increase commercial rental volumes, which carry a lower average daily rate but which also allowed us to increase vehicle utilization 23% in first quarter 2011. Adjusted EBITDA benefited from our increased revenue and a $5 million (25%) decline in fleet depreciation, interest and lease charges, reflecting lower per-unit fleet costs and a 5% decrease in the average size of our truck rental fleet. The increase in Adjusted EBITDA was partially offset by a $4 million increase in maintenance and damage expenditures as we incurred incremental costs in first quarter 2011 to prepare for the upcoming seasonal peak in volume.

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

FINANCIAL CONDITION

	March 31, 2011	December 31, 2010	Change
Total assets exclusive of assets under vehicle programs	$3,529	$3,462	$67
Total liabilities exclusive of liabilities under vehicle programs	3,934	3,962	(28)
Assets under vehicle programs	7,511	6,865	646
Liabilities under vehicle programs	6,668	5,955	713
Stockholders’ equity	438	410	28

Total assets exclusive of assets under vehicle programs increased $67 million primarily due to a $34 million increase in accounts receivable, principally related to incentives from manufacturers, and a $45 million increase in non-current deferred taxes. These increases were partially offset by an $11 million decrease in other non-current assets, principally related to the amortization of deferred debt financing costs.

Total liabilities exclusive of liabilities under vehicle programs decreased $28 million primarily due to a decrease in accounts payable and other current liabilities, principally related to decreases in accrued income taxes and payroll and other employee related costs.

Assets under vehicle programs increased $646 million primarily due to an increase in our net vehicles, related mainly to an increase in the size of our domestic car rental fleet from December 31, 2010, to accommodate increased rental volumes.

Liabilities under vehicle programs increased $713 million reflecting additional borrowing to support the increase in our domestic car rental fleet described above. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $28 million primarily due to (i) $7 million of net income and (ii) a $20 million increase in accumulated other comprehensive income, attributable to $11 million of net unrealized gains, principally related to our cash flow hedges, and a $9 million increase in currency translation.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At March 31, 2011, we had $913 million of cash on hand, an increase of $2 million from $911 million at December 31, 2010. The following table summarizes such increase:

	Three Months Ended March 31,
	2011	2010	Change
Cash provided by (used in):
Operating activities	$277	$280	$(3)
Investing activities	(860)	(495)	(365)
Financing activities	586	200	386
Effects of exchange rate changes	(1)	3	(4)

Net change in cash and cash equivalents	$2	$(12)	$14

During first quarter 2011, we generated $3 million less cash from operating activities compared with the same period in 2010. This change principally reflects (i) improved operating results in first quarter 2011, (ii) increased use of cash for working capital requirements and (iii) a $9 million increase related to income taxes and deferred income taxes.

We used $365 million more cash in investing activities during first quarter 2011 compared with the same period in 2010. This change primarily reflects the activities of our vehicle programs, which (i) received $158 million less in proceeds on dispositions of vehicles due to reduced vehicle sales and (ii) used $164 million less program cash primarily due to the repayment in first quarter 2010 of certain term notes which reached maturity. We anticipate that our non-vehicle capital expenditures will approximate $85-95 million in 2011.

We generated approximately $386 million more cash from financing activities during first quarter 2011 compared with the same period in 2010. This change primarily reflects (i) a $351 million net increase in cash provided under our vehicle programs’ financing activities primarily due to increased borrowings and reduced principal payments required on our vehicle-backed debt and (ii) a $27 million decrease in debt financing fees.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2011, we had approximately $7.6 billion of indebtedness (including corporate indebtedness of approximately $2.5 billion and debt under vehicle programs of approximately $5.1 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of March 31, 2011	As of December 31, 2010	Change
Floating rate term loan (a)	April 2014	$270	$271	$(1)
Floating rate notes	May 2014	250	250	—
7 5/8 % notes	May 2014	200	200	—
3 1/2 % convertible notes	October 2014	345	345	—
7 3/4 % notes	May 2016	375	375	—
9 5/8 % notes	March 2018	444	444	—
8 1/4 % notes	January 2019	602	602	—

		2,486	2,487	(1)
Other		13	15	(2)

		$2,499	$2,502	$(3)

(a)

The floating rate term loan and our revolving credit facilities are secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property. The floating rate term loan bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at March 31, 2011.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of March 31, 2011	As of December 31, 2010	Change
Debt due to Avis Budget Rental Car Funding (a)	$4,565	$3,987	$578
Budget Truck Funding program	226	244	(18)
Other (b)	320	284	36

	$5,111	$4,515	$596

(a)	The increase reflects increased borrowing within Domestic Car Rental operations to fund an increase in the size of our domestic car rental fleet.
(b)	The increase principally reflects increased borrowings within International Car Rental operations due to an increase in the size of our international vehicle rental fleet.

At March 31, 2011, we had approximately $2.3 billion of available funding under our various financing arrangements (comprised of $612 million of availability under our revolving credit facility and approximately $1.7 billion available for use in our vehicle programs). As of March 31, 2011, the committed credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2011 (a) (c) (d)	$192	$—	$92	$100
Revolving credit facility maturing 2013 (b) (c) (d)	983	—	471	512

(a)	This revolving credit facility, which matured in April 2011, bears interest of one month LIBOR plus 400 basis points as of March 31, 2011.
(b)	This revolving credit facility matures in April 2013 and bears interest of one month LIBOR plus 450 basis points.
(c)

In May 2011, the corporate revolving credit facilities were expanded, extended and consolidated into a single $1.2 billion revolving credit facility, maturing in 2016 and bearing interest of one month LIBOR plus 300 basis points.

(d)

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

The following table presents available funding under our debt arrangements related to our vehicle programs at March 31, 2011:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$5,785	$4,565	$1,220
Budget Truck Funding program (c)	226	226	—
Other (d)	777	320	457

	$6,788	$5,111	$1,677

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.2 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $336 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by $997 million of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of March 31, 2011 can be found in Notes 9 and 10 to our Consolidated Financial Statements.

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

As we discussed above, as of March 31, 2011, we have cash and cash equivalents of $913 million, available borrowing capacity under our revolving credit facility of $612 million, and available capacity under our vehicle programs of approximately $1.7 billion. Of our cash and cash equivalents as of March 31, 2011, $349 million is held either to repay outstanding corporate indebtedness or to help fund the potential acquisition of Dollar Thrifty.

Our liquidity position may be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have affected and could affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the U.S. economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, Hyundai Motor America, or Toyota Motor Corporation, being unable or unwilling to honor obligations under the contracts we have with such manufacturers, including repurchase or guaranteed depreciation obligations related to program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement and the Tax Sharing Agreement. Financial guaranty firms Ambac Assurance Corporation and Assured Guaranty Corp. currently provide financial guaranties for approximately $900 million (expiring in 2012) and $250 million (expiring in 2012), respectively, of our domestic term asset-backed car rental financing. Certain insolvency events by these financial guarantors would result in principal of the related financings being required to be repaid sooner than anticipated.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. The financial covenants of our senior credit facilities include maximum leverage and minimum coverage ratio requirements. As March 31, 2011, we were in compliance with the financial covenants in our senior credit facilities. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2010 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2010 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $1.8 billion from December 31, 2010 to approximately $2.8 billion at March 31, 2011. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources— Debt and Financing Arrangements” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

As of March 31, 2011, our liability recorded for tax obligations was $34 million, plus interest. We are entitled to indemnification for most pre-Separation tax matters by Realogy and Wyndham (and we have received a letter of credit from Realogy to help ensure Realogy’s performance under its indemnification obligations) and therefore do not expect such pre-Separation tax matters to have a significant impact on our earnings, financial position or cash flows. For additional information regarding our contractual obligations, including information regarding the letter of credit referred to above, see Note 11 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2010 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes, financial instruments and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2011 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our long term borrowings and financial instruments, see Notes 5, 9 and 10 to our Consolidated Condensed Financial Statements.

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

We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at March 31, 2011. With all other variables held constant, a hypothetical 10% change (increase or decrease) in foreign currency exchange rates would not have a material impact on our earnings for the period ending March 31, 2011. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact to our consolidated financial statements.

Interest Rate Risk Management

Our primary interest rate exposure at March 31, 2011 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of March 31, 2011, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our consolidated financial statements.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline, would not have a material impact on our earnings for the period ending March 31, 2011.

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

AVIS BUDGET GROUP, INC.

Date: May 6, 2011	/s/ David B. Wyshner
David B. Wyshner Executive Vice President and Chief Financial Officer

Date: May 6, 2011	/s/ Izilda P. Martins
Izilda P. Martins Vice President and Acting Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated Bylaws of Avis Budget Group, Inc. (as of November 5, 2009) (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 5, 2009).

10.1	Amendment No. 1, dated as of January 26, 2011, to the Employment Agreement dated December 29, 2008 between Avis Budget Group, Inc. and F. Robert Salerno. †

10.2	Global Amendment dated as of February 17, 2011, to the Trust Indenture dated as of August 26, 2010 and certain related agreements, by and among Aviscar Inc., Budgetcar Inc., 2233516 Ontario Inc., WTH Car Rental ULC, WTH Funding Limited Partnership, BNY Trust Company Of Canada, Bay Street Funding Trust, Canadian Master Trust, Deutsche Bank Ag, Canada Branch, Lord Securities Corporation, and Fiserv Automotive Solutions, Inc.

10.3	Series 2011-1 Indenture Supplement, dated as of March 17, 2011, to the Trust Indenture dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Avis Budget Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income for the three months ended March 31, 2011 and 2010, (ii) Consolidated Condensed Balance Sheets as of March 31, 2011 and March 31, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as block of text**.

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Denotes management contract or compensatory plan.