Form 10-Q
period 2011-06-30
AVIS BUDGET GROUP, INC.
filed 2011-08-08
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the issuer’s common stock was 105,022,453 shares as of July 29, 2011.

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

•

an increase in our fleet costs as a result of an increase in the cost of new vehicles, disruption in the supply of new vehicles, and/or a decrease in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

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

•

risks related to our recently announced agreement to acquire Avis Europe plc (“Avis Europe”), including our ability and the timing to complete such acquisition, the expected incurrence of incremental indebtedness, our ability to complete, and the terms and timing of, any financing, our ability and the timing to obtain required regulatory approvals, and our ability to realize the synergies contemplated by the transaction and to promptly and effectively integrate the businesses of Avis Europe and Avis Budget Group;

•

risks related to the potential acquisition of Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”), including the timing to consummate such acquisition, the ability and timing to obtain required regulatory approvals and financing (and any conditions thereto), the expected incurrence of incremental indebtedness to help fund the acquisition, our ability to promptly and effectively integrate the businesses of Dollar Thrifty and Avis Budget Group, and the impact of pending or future litigation relating to any potential acquisition; and

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Vehicle rental	$1,034	$961	$1,952	$1,827
Other	378	333	694	619

Net revenues	1,412	1,294	2,646	2,446

Expenses
Operating	725	639	1,383	1,251
Vehicle depreciation and lease charges, net	259	339	535	636
Selling, general and administrative	169	143	322	274
Vehicle interest, net	68	76	132	150
Non-vehicle related depreciation and amortization	21	23	44	46
Interest expense related to corporate debt, net
Interest expense	47	41	94	81
Early extinguishment of debt	—	—	—	40
Transaction-related costs	34	2	36	2
Restructuring charges	—	2	—	3

Total expenses	1,323	1,265	2,546	2,483

Income (loss) before income taxes	89	29	100	(37)
Provision for (benefit from) income taxes	37	3	41	(25)

Net income (loss)	$52	$26	$59	$(12)

Earnings (loss) per share
Basic	$0.49	$0.25	$0.56	$(0.12)
Diluted	$0.42	$0.22	$0.49	$(0.12)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$645	$911
Restricted cash	406	10
Receivables	417	315
Deferred income taxes	132	130
Other current assets	306	272

Total current assets	1,906	1,638

Property and equipment, net	405	425
Deferred income taxes	639	587
Goodwill	76	76
Other intangibles, net	484	481
Other non-current assets	275	255

Total assets exclusive of assets under vehicle programs	3,785	3,462

Assets under vehicle programs:
Program cash	76	4
Vehicles, net	8,185	6,422
Receivables from vehicle manufacturers and other	79	149
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	316	290

	8,656	6,865

Total assets	$12,441	$10,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,006	$925
Current portion of long-term debt	6	8

Total current liabilities	1,012	933

Long-term debt	2,492	2,494
Other non-current liabilities	530	535

Total liabilities exclusive of liabilities under vehicle programs	4,034	3,962

Liabilities under vehicle programs:
Debt	831	528
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,456	3,987
Deferred income taxes	1,430	1,333
Other	158	107

	7,875	5,955

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 137,003,237 and 136,982,068 shares	1	1
Additional paid-in capital	8,500	8,828
Accumulated deficit	(2,578)	(2,637)
Accumulated other comprehensive income	148	92
Treasury stock, at cost—31,581,615 and 33,247,139 shares	(5,539)	(5,874)

Total stockholders’ equity	532	410

Total liabilities and stockholders’ equity	$12,441	$10,327

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income (loss)	$59	$(12)

Adjustments to reconcile net income (loss) to net cash provided by operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	44	46
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(24)	(26)
Income taxes and deferred income taxes	6	(41)
Accounts payable and other current liabilities	78	109
Other, net	(124)	(42)

Net cash provided by operating activities exclusive of vehicle programs	39	34

Vehicle programs:
Vehicle depreciation	663	626

	663	626

Net cash provided by operating activities	702	660

Investing Activities
Property and equipment additions	(17)	(23)
Proceeds received on asset sales	6	8
Acquisition-related restricted cash	(401)	—
Other, net	(3)	(4)

Net cash used in investing activities exclusive of vehicle programs	(415)	(19)

Vehicle programs:
(Increase) Decrease in program cash	(71)	113
Investment in vehicles	(5,242)	(5,448)
Proceeds received on disposition of vehicles	3,039	3,127
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC — related party	(400)	(280)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	400	280

	(2,274)	(2,208)

Net cash used in investing activities	(2,689)	(2,227)

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010

Financing Activities
Proceeds from borrowings	—	444
Principal payments on borrowings	(5)	(457)
Debt financing fees	(30)	(30)
Other, net	1	4

Net cash used in financing activities exclusive of vehicle programs	(34)	(39)

Vehicle programs:
Proceeds from borrowings	5,974	5,626
Principal payments on borrowings	(4,213)	(4,229)
Net change in short-term borrowings	—	202
Debt financing fees	(11)	(12)

	1,750	1,587

Net cash provided by financing activities	1,716	1,548

Effect of changes in exchange rates on cash and cash equivalents	5	(5)

Net decrease in cash and cash equivalents	(266)	(24)
Cash and cash equivalents, beginning of period	911	482

Cash and cash equivalents, end of period	$645	$458

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

Pending Acquisition

In June 2011, the Company reached an agreement with Avis Europe plc (“Avis Europe”) to acquire all outstanding shares of Avis Europe for £635 million (approximately $1 billion). In August 2011, the shareholders of Avis Europe voted to approve the acquisition and the Company expects the acquisition to be completed in October 2011, subject to court approvals and regulatory clearances. As part of the agreement to acquire Avis Europe, the Company established an escrow account and purchased £246 million to be used in the funding of the acquisition. As a result, this cash has been classified as restricted cash on the Company’s Consolidated Condensed Balance Sheets as of June 30, 2011.

Transaction-related Costs

In conjunction with the Company’s announced agreement to acquire Avis Europe and potential acquisition of Dollar Thrifty Automotive Group (“Dollar Thrifty”), transaction-related costs including due-diligence, financing and other costs are now being classified separately in the Consolidated Condensed Statement of Operations for the three and six months ended June 30, 2011 and 2010. Certain related costs from the three and six months ended June 30, 2010 have been reclassified from selling, general and administrative expenses to transaction-related costs to conform to the current presentation. This reclassification had no impact on total expenses, income (loss) before income taxes, net income (loss) or earnings per share. Transaction-related costs in the future are also expected to include costs for the integration of the acquired business.

Adoption of New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”, to “improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.” The Company will adopt this guidance on January 1, 2012, as required, and it is not expected to have a significant impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company plans to adopt this guidance on January 1, 2012, as required, and is assessing the manner in which it will present the required information.

2.	Restructuring Charges

Beginning in late 2008, the Company implemented initiatives within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments to reduce costs, enhance organizational efficiency and consolidate and rationalize existing processes and facilities.

As of June 30, 2011, the remaining liability relating to restructuring actions amounted to $1 million, for Domestic Car Rental facility-related lease obligation costs for vacated locations which are expected to be paid through 2015. The Company has substantially completed its activities under this plan.

The utilization of the restructuring liability is recorded within the Company’s segments as follows:

	Domestic Car Rental	Total
Balance as of January 1, 2011	$6	$6
Cash payment/utilization	(5)	(5)

Balance as of June 30, 2011	$1	$1

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) for basic EPS	$52	$26	$59	$(12)
Convertible debt interest, net of tax	2	2	3	—

Net income (loss) for diluted EPS	$54	$28	$62	$(12)

Basic weighted average shares outstanding (a)	105.4	103.1	105.0	102.8
Options, warrants and non-vested stock	2.4	2.3	2.5	—
Convertible debt	21.2	21.2	21.2	—

Diluted weighted average shares outstanding	129.0	126.6	128.7	102.8

Earnings per share:
Basic	$0.49	$0.25	$0.56	$(0.12)
Diluted	$0.42	$0.22	$0.49	$(0.12)

(a)

As the Company incurred a net loss for the six months ended June 30, 2010, all outstanding stock options, stock units, warrants and issuable shares underlying the 3 1/2% convertible notes have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding for the period. Accordingly, basic and diluted weighted average shares outstanding are equal for the period.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options (a)	1.0	2.1	1.1	5.7
Warrants (b)	21.2	21.2	21.2	21.2
Shares underlying 3 1/2% Convertible Senior Notes (c)	—	—	—	21.2

(a)

The weighted average exercise price for anti-dilutive options for the three and six months ended June 30, 2011 was $25.56 and $24.80, respectively. For the three months ended June 30, 2010, the weighted average exercise price for anti dilutive options was $20.97. For the six months ended June 30, 2010, all outstanding stock options were anti-dilutive, as the Company incurred a net loss.

(b)

Represents all outstanding warrants for the three and six months ended June 30, 2011 and 2010. The exercise price for the warrants outstanding for the three and six months ended June 30, 2011 and 2010 was $22.50.

(c)	Represents the number of shares issuable pursuant to the 3 1/2% convertible senior notes.

4.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Franchise agreements	$73	$25	$48	$73	$24	$49
Customer lists	19	10	9	19	10	9
Other	2	1	1	2	1	1

	$94	$36	$58	$94	$35	$59

Unamortizable Intangible Assets
Goodwill	$76			$76

Trademarks (a)	$426			$422

(a)	The increase in trademarks is primarily due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was approximately $1 million during second quarter 2011 and 2010. For the six months ended June 30, 2011 and 2010, amortization expense was approximately $1 million and $2 million, respectively.

Based on the Company’s amortizable intangible assets at June 30, 2011, the Company expects amortization expense of approximately $2 million for the remainder of 2011 and approximately $3 million for each of the five fiscal years thereafter.

5.	Financial Instruments

The fair value of the Company’s financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In some cases where quoted market prices are not available, prices are derived by considering the yield of the benchmark security that was issued to initially price the instruments and adjusting this rate by the credit spread that market participants would demand for the instruments as of the measurement date. The carrying amounts of cash and cash equivalents, restricted cash, available-for-sale securities, accounts receivable, program cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Debt Instruments

The carrying amounts and estimated fair values of debt instruments are as follows:

	As of June 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$6	$6	$8	$8
Long-term debt, excluding convertible debt	2,147	2,194	2,149	2,211
Convertible debt	345	440	345	407

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (AESOP) LLC	$5,456	$5,564	$3,987	$4,045
Vehicle-backed debt	828	840	521	526

Derivative Instruments and Hedging Activities

The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions, including the announced agreement to acquire Avis Europe. The Company primarily hedges its foreign currency exposure to the Canadian, Australian and New Zealand dollars and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. With the exception of forecasted foreign currency denominated acquisitions, fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to twelve months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from accumulated other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three and six months ended June 30, 2011 and 2010 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income to earnings over the next twelve months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company records the effective portion of changes in the fair value of these cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The changes in fair values of hedges that were determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. During the six months ended June 30, 2010, the Company reclassified $36 million from accumulated other comprehensive income to earnings in connection with the early termination of certain interest rate swaps related to the repayment of a portion of the Company’s floating rate term loan. The Company estimates that approximately $50 million of losses deferred in accumulated other comprehensive income will be recognized over the next twelve months, which is expected to be offset in earnings by the impact of the underlying hedged items.

To manage the risk associated with its floating rate vehicle-backed debt, the Company uses derivatives. These derivatives include freestanding derivatives and derivatives designated as cash flow hedges. In connection with such cash flow hedges, the Company records the effective portion of the change in fair value in other comprehensive income, net of tax. The Company records the gains or losses related to freestanding derivatives in its consolidated results of operations.

The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these freestanding derivatives are recorded in the Company’s consolidated results of operations.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives as of June 30, 2011 was approximately $10 million, for which the Company has posted cash collateral in the same amount in the normal course of business.

As of June 30, 2011, the Company held derivative instruments with notional values as follows: interest rate caps of approximately $4.9 billion, interest rate swaps of $135 million, foreign exchange forward contracts of $715 million, foreign exchange swaps of $213 million and commodity contracts for the purchase of 12 million gallons of unleaded gasoline.

The Company used significant observable inputs (Level 2 inputs) to determine the fair value of its derivative assets and liabilities. Derivatives entered into by the Company are typically executed over-the-counter and are valued using various valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The principal techniques used to value these instruments are discounted cash flows and Black-Scholes option valuation models. These models take into account a variety of factors including, where applicable, maturity, commodity prices, interest rate yield curves of the Company and counterparties, credit curves, counterparty creditworthiness and currency exchange rates. These factors are applied on a consistent basis and are based upon observable inputs where available.

Fair values of derivative instruments are as follows:

	As of June 30, 2011		As of December 31, 2010
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$—	$4	$—	$4

Derivatives not designated as hedging instruments (a)
Foreign exchange forward contracts (c)	—	22	—	3
Foreign exchange swaps (e)	1	—	—	—
Interest rate swaps (b)	—	—	—	1
Interest rate contracts (d)	1	3	1	7
Commodity contracts (e)	1	—	—	—

Total	$3	$29	$1	$15

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 12—Stockholders’ Equity.

(b)	Included in other non-current liabilities.
(c)	Included in other current liabilities.
(d)	Included in assets under vehicle programs and liabilities under vehicle programs.
(e)	Included in other current assets.

The effect of derivatives recognized in the Company’s Consolidated Condensed Financial Statements are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Derivatives designated as hedging instruments
Interest rate swaps (a)	$6	$8	$16	$14

Derivatives not designated as hedging instruments
Foreign exchange forward contracts (b)	$(19)	$2	$(21)	$1
Foreign exchange swaps (c)	3	(2)	4	(2)
Interest rate contracts (d)	—	—	—	1
Commodity contracts (c)	—	(2)	1	—

(a)	Amounts are recognized as a component of other comprehensive income within stockholders’ equity, net of tax.
(b)

For the three months ended June 30, 2011, includes a $17 million loss in transaction-related costs and a $2 million loss in operating expenses. For the six months ended June 30, 2011, includes a $17 million loss in transaction-related costs and $4 million loss in operating expenses. For the three and six months ended June 30, 2010, the amounts are included in operating expenses.

(c)	Included in operating expenses.
(d)	Included in interest expense.

6.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of June 30, 2011	As of December 31, 2010
Rental vehicles	$9,144	$7,007
Less: Accumulated depreciation	(1,239)	(1,135)

	7,905	5,872
Vehicles held for sale	280	550

Vehicles, net	$8,185	$6,422

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation expense	$358	$336	$663	$626
Lease charges	10	4	20	19
Gain on sales of vehicles, net and vehicle disposition costs	(109)	(1)	(148)	(9)

Vehicle depreciation and lease charges, net	$259	$339	$535	$636

For the three months ended June 30, 2011 and 2010, vehicle interest, net, on the accompanying Consolidated Condensed Statements of Operations excludes $50 million and $43 million, respectively, and for the six months ended June 30, 2011 and 2010, vehicle interest, net excludes $101 million and $84 million, respectively, of interest expense related to the Company’s convertible senior notes and the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary.

7.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2011 is a provision of 41.0%. Such rate differs from the Federal statutory rate of 35.0% primarily due to state taxes and the non-deductibility of certain transaction-related costs.

The Company’s effective tax rate for the six months ended June 30, 2010 is a benefit of 67.6%. Such rate differs from the Federal statutory rate of 35.0% primarily due to an $11 million benefit relating to additional tax depreciation within the Company’s operations in Australia.

8.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of June 30, 2011	As of December 31, 2010
Accounts payable	$237	$209
Accrued payroll and related	149	155
Public liability and property damage insurance liabilities – current	94	93
Advertising and marketing	60	53
Other	466	415

	$1,006	$925

9.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Dates	As of June 30, 2011	As of December 31, 2010
Floating rate term loan (a)	April 2014	$269	$271
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	200	200
3 1/2% convertible notes	October 2014	345	345
7 3/4% notes	May 2016	375	375
9 5/8% notes	March 2018	445	444
8 1/4% notes	January 2019	602	602

		2,486	2,487
Other		12	15

Total long-term debt		2,498	2,502
Less: Current portion		6	8

Long-term debt		$2,492	$2,494

(a)

The floating rate term loan and the revolving credit facility are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. The floating rate term loan bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at June 30, 2011.

Committed Credit Facilities and Available Funding Arrangements

At June 30, 2011, the committed credit facilities available to the Company and/or its subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,200	$—	$651	$549

(a)

This revolving credit facility matures in 2016 and bears interest of one month LIBOR plus 300 basis points. The senior credit facility, which encompasses the floating rate term loan and the revolving credit facility, is secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by the Company’s domestic subsidiaries, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

In June 2011, the Company entered into a Senior Secured Interim Loan Agreement and a Senior Unsecured Interim Loan Agreement in connection with the planned acquisition of Avis Europe. The Senior Secured Interim Loan Agreement provides for a commitment of up to €694 million. It initially bears interest at the greater of EURIBOR or 1.50% plus 700 basis points, for a rate of 8.50% at June 30, 2011. Any borrowings under this loan agreement would mature on the seven-year anniversary of the funding date. The Senior Unsecured Interim Loan Agreement provides for a commitment of up to $400 million. It initially bears interest at an interest rate of, at the Company’s election, either the greater of Eurodollar rate or 1.50% plus a margin of 900 basis points, or the alternate base rate plus a margin of 800 basis points. Any borrowings under this loan agreement would mature on the five-year anniversary of the funding date. The availability of these funding arrangements is subject to, and contingent upon, the completion of the acquisition of Avis Europe and may be used to fund the acquisition of Avis Europe, refinance existing indebtedness of Avis Europe or to pay related acquisition costs. The Company intends to seek to replace the Senior Secured Interim Loan Agreement and the Senior Unsecured Interim Loan Agreement with lower-cost financing and, subject to obtaining such replacement financing, does not expect to borrow under the existing agreements.

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facilities contain maximum leverage and minimum interest coverage ratio requirements. As of June 30, 2011, the Company was in compliance with the financial covenants of its senior credit facilities.

10.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC) consisted of:

	As of June 30, 2011	As of December 31, 2010
Debt due to Avis Budget Rental Car Funding (a)	$5,456	$3,987
Budget Truck Funding program	208	244
Other (b)	623	284

	$6,287	$4,515

(a)	The increase reflects increased borrowing within Domestic Car Rental operations to fund an increase in the size of the Company’s domestic car rental fleet.
(b)	The increase principally reflects increased borrowing within International Car Rental operations due to an increase in the size of the Company’s international vehicle rental fleet.

During 2010, the Company established a variable funding note program with a maximum capacity of $400 million of notes to be issued by Avis Budget Rental Car Funding to the Company to finance the purchase of vehicles. These variable funding notes pay interest of 4.5% at June 30, 2011 and mature in March 2012. As of June 30, 2011, there were no outstanding amounts due to the Company from Avis Budget Rental Car Funding under the program; however, for the three and six months ended June 30, 2011, the Company earned interest income of $2 million and $4 million, respectively, and incurred equal amounts of interest expense on these notes, which was eliminated in consolidation in the Company’s financial statements. As of June 30, 2011, the Company’s related interest receivable from Avis Budget Rental Car Funding was insignificant.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at June 30, 2011:

Vehicle- Backed Debt
Within 1 year (a)	$2,518
Between 1 and 2 years	1,192
Between 2 and 3 years	649
Between 3 and 4 years	936
Between 4 and 5 years	538
Thereafter	454

$6,287

(a)	Vehicle-backed debt maturing within one year includes term asset-backed securities maturities of approximately $1.1 billion and bank and bank-sponsored borrowings of $1.4 billion.

As of June 30, 2011, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,591	$5,456	$1,135
Budget Truck financing (c)	208	208	—
Other (d)	913	623	290

	$7,712	$6,287	$1,425

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $7.0 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $366 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $1.3 billion of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2011, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

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

The Company does not believe that the impact of any contingent liabilities constituting Assumed Liabilities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham have agreed to assume responsibility for these liabilities. The Company is also named in various litigation matters that are primarily related to the businesses of its former subsidiaries, including Realogy, Wyndham and Travelport and their current or former subsidiaries. The Company is entitled to indemnification under the Separation Agreement from such entities for any liability resulting from such litigation.

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

Litigation. In October 2009, a judgment was entered against the Company in the amount of $16 million following the completion of a jury trial for damages in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003, involved breach of contract and other claims by one of the Company’s licensees related to the acquisition of the Budget vehicle rental business in 2002. The Company believes the verdict in this case is unsupported by the evidence. In addition to the judgment for damages, in June 2010, the district court also entered an order against the Company in the amount of $3 million, in favor of the plaintiff’s motions for pre-judgment interest and attorneys’ fees. The Company has filed an appeal of the judgment and attorneys’ fees awarded with the United States Court of Appeals for the Ninth Circuit.

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including with respect to contract disputes, business practices including wage and hour claims, insurance claims, intellectual property claims, environmental issues and other commercial, employment and tax matters, and breach of contract claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate. However, litigation is inherently unpredictable and, although the Company believes that its accruals are appropriate, unfavorable resolutions could occur, which could materially impact the Company’s results of operations or cash flows in a particular reporting period.

Commitment for the Acquisition of Avis Europe

On June 14, 2011, the Company and Avis Europe announced that they had reached an agreement on the terms of an acquisition by the Company of all outstanding shares of Avis Europe in exchange for £3.15 in cash per Avis Europe share, which values Avis Europe’s ordinary equity at approximately £635 million, or approximately $1.0 billion. The acquisition by the Company is expected to be effected by means of a scheme of arrangement between Avis Europe and its shareholders pursuant to Part 26 of the UK Companies Act 2006. The scheme of arrangement requires the approval of a majority in number and 75% by value of voting Avis Europe shareholders, which was obtained on August 1, 2011. The Company expects to fund the acquisition using a combination of its own cash resources, debt financing which has been arranged by a syndicate of banks and/or proceeds from the issuance of debt securities. The acquisition is scheduled to close in October 2011, subject to required court approvals and regulatory clearances.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $2.9 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at June 30, 2011 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Ford Motor Company, Hyundai Motor America, Chrysler Group LLC, and Kia Motors America, Inc. and (ii) risks related to Realogy and Wyndham, including receivables of $96 million and $60 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Subsidiaries of Morgan Stanley and Citigroup have provided approximately $1.4 billion in financing commitments to the Company in connection with the Company’s planned acquisition of Avis Europe. In the event that either lender were to default on such financing commitments, the Company would need to pursue replacement sources of financing for the acquisition. The Company intends to seek to replace the Senior Secured Interim Loan Agreement and the Senior Unsecured Interim Loan Agreement with lower-cost financing and, subject to obtaining such replacement financing, does not expect to borrow under the existing agreements.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport. These guarantees primarily relate to various real estate operating leases that were entered into prior to the Separation. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate operating leases is estimated to be approximately $145 million, the majority of which expire by the end of 2014. At June 30, 2011, the liability recorded by the Company in connection with these guarantees was approximately $3 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport, as applicable. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

12.	Stockholders’ Equity

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains on Available-for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2011	$182	$(46)	$—	$(44)	$92
Current period change	38	16	2	—	56

Balance, June 30, 2011	$220	$(30)	$2	$(44)	$148

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$52	$26	$59	$(12)

Other comprehensive income (loss):
Currency translation adjustment	29	(39)	38	(27)
Reclassification of unrealized losses on cash flow hedges to net loss, net of tax	—	—	—	22
Unrealized gains on available-for-sale securities	1	—	2	—
Unrealized gains on cash flow hedges, net of tax	6	8	16	14

	36	(31)	56	9

Total comprehensive income (loss)	$88	$(5)	$115	$(3)

During the six months ended June 30, 2011 and 2010, the Company recorded unrealized gains on cash flow hedges of $26 million and $23 million ($16 million and $14 million, net of tax), respectively, in other comprehensive income (loss), which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate corporate debt. Such amount during the six months ended June 30, 2011 and 2010 included $26 million and $28 million of unrealized gains ($16 million and $17 million, net of tax), respectively, on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding change in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheets.

In first quarter 2010, the Company reclassified $36 million ($22 million, net of tax) of unrealized losses on certain interest rate swaps to early extinguishment of debt in connection with the repayment of a portion of the Company’s floating rate term loan and the settlement of such hedges.

13.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards based on the estimated fair value of the award at the grant date, which is recognized over the requisite service period. The Company recorded stock-based compensation expense of $6 million and $4 million ($4 million and $3 million, net of tax) during second quarter 2011 and 2010, respectively, and $10 million and $8 million ($6 million and $5 million, net of tax) during the six months ended June 30, 2011 and 2010, respectively, related to employee stock awards that were granted by the Company.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for 2011 and 2010 exercises of stock-based awards did not generate a cash benefit. Approximately $40 million of tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

Restricted Stock and Stock Unit Awards

During the six months ended June 30, 2011 and 2010, the Company granted 350,000 and 968,000 market-vesting restricted stock units, respectively, and 636,000 and 982,000 time-based restricted stock units, respectively, under the Company’s amended 2007 Equity and Incentive Plan. The number of market-vesting restricted stock units which will ultimately vest is based on the Company’s common stock achieving certain price targets for a specified number of trading days. Of the market-vesting restricted stock units granted during the six months ended June 30, 2011, 257,000 units cliff vest after three years and 93,000 units vest 50% on each of the third and fourth anniversary of the date of grant. Of the time-based restricted stock units granted during the six months ended June 30, 2011, 605,000 vest ratably on the first three anniversaries of the grant date and 31,000 vest on the first anniversary of the date of the grant. For the market-vesting restricted stock units granted during the six months ended June 30, 2010, 600,000 units vest ratably over years two through five following the date of grant and 368,000 cliff vest after three years. Of the time-based restricted stock units granted during the six months ended June 30, 2010, 782,000 vest ratably on the first three anniversaries of the grant date and 200,000 vest on the first anniversary of the date of the grant.

The Company determined the fair value of its market-vesting restricted stock units granted in 2011 and 2010 using a Monte Carlo simulation model. The fair value of each of the Company’s market-vesting restricted stock units which contain three- and four-year vesting periods, issued in 2011, was estimated to be approximately $11.38 and $12.53, respectively. The fair value of each of the Company’s market-vesting restricted stock units which contain three- and five-year vesting periods, issued in 2010, was estimated to be approximately $8.88 and $9.57, respectively. The assumptions used to estimate the fair values of the market-vesting restricted stock awards using the Monte Carlo simulation model in 2011 and 2010 were as follows:

	Six Months Ended June 30,
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

Three Months Ended
March 31, 2010
Expected volatility of stock price	54%
Risk-free interest rate	2.82%
Expected life of options	6 years
Dividend yield	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2011	3,059	$13.64	5,026	$7.22
Granted at fair market value	986	14.44	—	—
Vested/exercised (a)	(723)	14.42	(1,205)	0.98
Canceled	(303)	23.50	(235)	20.35

Balance at June 30, 2011 (b) (c)	3,019	12.72	3,586	8.46

(a)	During the six months ended June 30, 2011, zero performance-based RSUs vested. Stock options exercised during the six months ended June 30, 2011 had intrinsic value of $18 million.
(b)

As of June 30, 2011, the Company’s outstanding RSUs had aggregate intrinsic value of $52 million; aggregate unrecognized compensation expense related to RSUs amounted to $24 million; and the balance of RSUs at June 30, 2011 consists of 1,279,000 related to time-based awards and 1,740,000 related to market-vesting and performance-based awards. Approximately 6,000 time-based and 3,000 performance-based RSUs are eligible to vest in 2011, if applicable service and performance criteria are satisfied.

(c)

As of June 30, 2011, the Company’s outstanding stock options had aggregate intrinsic value of $40 million; there were 2.6 million “in-the-money” stock options; and aggregate unrecognized compensation expense related to unvested stock options amounted to $1 million. Approximately 3.5 million stock options are exercisable as of June 30, 2011.

The table below summarizes information regarding the Company’s outstanding stock options as of June 30, 2011 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $10.00	7.6	2,402
$10.01 to $15.00	8.6	160
$15.01 to $20.00	1.4	157
$20.01 to $25.00	—	—
$25.01 to $30.00	0.6	857
$30.01 and above	3.2	10

	5.7	3,586

As of June 30, 2011, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, and a weighted average remaining contractual life of 2.1 years.

14.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker, the Company’s chief executive officer, to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “Adjusted EBITDA”, which is defined as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, transaction-related costs, non-vehicle related interest and income taxes. As of June 30, 2011 management revised the manner in which it evaluates the operating results by excluding transaction-related costs from “Adjusted EBITDA” for all periods presented. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended June 30,
	2011		2010
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Domestic Car Rental	$1,055	$144	$981	$52
International Car Rental	254	32	212	32
Truck Rental	103	18	100	16
Corporate and Other (a)	—	(3)	1	(5)

Total Company	$1,412	191	$1,294	95

Less: Non-vehicle related depreciation and amortization		21		23
Interest expense related to corporate debt, net		47		41
Transaction-related costs (b)		34		2

Income before income taxes		$89		$29

	Six Months Ended June 30,
	2011		2010
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Domestic Car Rental	$1,984	$201	$1,861	$68
International Car Rental	484	62	413	62
Truck Rental	178	18	171	11
Corporate and Other (a)	—	(7)	1	(9)

Total Company	$2,646	274	$2,446	132

Less: Non-vehicle related depreciation and amortization		44		46
Interest expense related to corporate debt, net
Interest expense		94		81
Early extinguishment of debt		—		40
Transaction-related costs (b)		36		2

Income (loss) before income taxes		$100		$(37)

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

During the three and six months ended June 30, 2011, the Company incurred $34 million and $36 million, respectively, in transaction-related costs related to due diligence, financing and other expenses associated with its announced agreement to acquire Avis Europe, including $23 million of losses on foreign-currency transactions related to the purchase price, and the potential acquisition of Dollar Thrifty. During the three and six months ended June 30, 2010, the Company incurred $2 million of expenses related to the potential acquisition of Dollar Thrifty.

Since December 31, 2010, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment assets under vehicle programs and International Car Rental segment assets under vehicle programs. As of June 30, 2011 and December 31, 2010, Domestic Car Rental segment assets under vehicle programs were approximately $7.0 billion and approximately $5.5 billion, respectively. International Car Rental segment assets under vehicle programs were approximately $1.3 billion as of June 30, 2011 and $966 million as of December 31, 2010.

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the three months and six months ended June 30, 2011 and 2010, Consolidating Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, and Consolidating Condensed Statements of Cash Flows for the six months ended June 30,

2011 and 2010 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by Avis Budget Car Rental. These senior notes consist of Avis Budget Car Rental’s 7 5/8% Notes due 2014, 7 3/4% Notes due 2016, Floating Rate Notes due 2014, 9 5/8% Notes due 2018 and 8 1/4% Notes due 2019 (collectively, the “Notes”). See Note 9—Long-term Debt and Borrowing Arrangements for additional information regarding these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Operations

Three Months Ended June 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$867	$167	$—	$1,034
Other	—	—	269	473	(364)	378

Net revenues	—	—	1,136	640	(364)	1,412

Expenses
Operating	1	1	576	147	—	725
Vehicle depreciation and lease charges, net	—	—	209	294	(244)	259
Selling, general and administrative	2	—	142	25	—	169
Vehicle interest, net	—	—	55	47	(34)	68
Non-vehicle related depreciation and amortization	—	—	19	2	—	21
Interest expense related to corporate debt, net:
Interest expense (income)	2	46	—	(1)	—	47
Intercompany interest expense (income)	(3)	(46)	49	—	—	—
Transaction-related costs	34	—	—	—	—	34

Total expenses	36	1	1,050	514	(278)	1,323

Income (loss) before income taxes and equity in earnings of subsidiaries	(36)	(1)	86	126	(86)	89
Provision for (benefit from) income taxes	(11)	—	36	12	—	37
Equity in earnings (loss) of subsidiaries	77	78	28	—	(183)	—

Net income (loss)	$52	$77	$78	$114	$(269)	$52

Six Months Ended June 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,628	$324	$—	$1,952
Other	—	—	490	879	(675)	694

Net revenues	—	—	2,118	1,203	(675)	2,646

Expenses
Operating	1	3	1,095	284	—	1,383
Vehicle depreciation and lease charges, net	—	—	431	548	(444)	535
Selling, general and administrative	6	—	268	48	—	322
Vehicle interest, net	—	—	115	87	(70)	132
Non-vehicle related depreciation and amortization	—	—	40	4	—	44
Interest expense related to corporate debt, net:
Interest expense (income)	3	92	—	(1)	—	94
Intercompany interest expense (income)	(8)	(92)	100	—	—	—
Transaction-related costs	36	—	—	—	—	36

Total expenses	38	3	2,049	970	(514)	2,546

Income (loss) before income taxes and equity in earnings of subsidiaries	(38)	(3)	69	233	(161)	100
Provision for (benefit from) income taxes	(12)	(1)	32	22	—	41
Equity in earnings (loss) of subsidiaries	85	87	50	—	(222)	—

Net income (loss)	$59	$85	$87	$211	$(383)	$59

Three Months Ended June 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$822	$139	$—	$961
Other	1	—	243	437	(348)	333

Net revenues	1	—	1,065	576	(348)	1,294

Expenses
Operating	2	3	515	119	—	639
Vehicle depreciation and lease charges, net	—	—	290	281	(232)	339
Selling, general and administrative	3	—	120	20	—	143
Vehicle interest, net	—	—	72	37	(33)	76
Non-vehicle related depreciation and amortization	—	—	21	2	—	23
Interest expense related to corporate debt, net:
Interest expense (income)	3	39	—	(1)	—	41
Intercompany interest expense (income)	(4)	(39)	43	—	—	—
Transaction-related costs	2	—	—	—	—	2
Restructuring charges	—	—	2	—	—	2

Total expenses	6	3	1,063	458	(265)	1,265

Income (loss) before income taxes and equity in earnings of subsidiaries	(5)	(3)	2	118	(83)	29
Provision for (benefit from) income taxes	(2)	—	2	3	—	3
Equity in earnings (loss) of subsidiaries	29	32	32	—	(93)	—

Net income (loss)	$26	$29	$32	$115	$(176)	$26

Six Months Ended June 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,550	$277	$—	$1,827
Other	1	—	445	807	(634)	619

Net revenues	1	—	1,995	1,084	(634)	2,446

Expenses
Operating	3	5	1,003	240	—	1,251
Vehicle depreciation and lease charges, net	—	—	544	500	(408)	636
Selling, general and administrative	6	—	228	40	—	274
Vehicle interest, net	—	—	141	67	(58)	150
Non-vehicle related depreciation and amortization	—	—	43	3	—	46
Interest expense related to corporate debt, net:
Interest expense (income)	5	77	—	(1)	—	81
Intercompany interest expense (income)	(6)	(77)	83	—	—	—
Early extinguishment of debt	—	40	—	—	—	40
Transaction-related costs	2	—	—	—	—	2
Restructuring charges	—	—	3	—	—	3

Total expenses	10	45	2,045	849	(466)	2,483

Income (loss) before income taxes and equity in earnings of subsidiaries	(9)	(45)	(50)	235	(168)	(37)
Provision for (benefit from) income taxes	(4)	1	(31)	9	—	(25)
Equity in earnings (loss) of subsidiaries	(7)	39	58	—	(90)	—

Net income (loss)	$(12)	$(7)	$39	$226	$(258)	$(12)

Consolidating Condensed Balance Sheets

As of June 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$7	$486	$2	$150	$—	$645
Restricted cash	395	—	1	10	—	406
Receivables, net	—	136	168	113	—	417
Deferred income taxes	8	—	122	5	(3)	132
Other current assets	30	105	71	135	(35)	306

Total current assets	440	727	364	413	(38)	1,906

Property and equipment, net	—	64	297	44	—	405
Deferred income taxes	40	362	223	14	—	639
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	7	382	95	—	484
Other non-current assets	151	106	6	12	—	275
Intercompany receivables (payables)	(38)	411	(564)	191	—	—
Investment in subsidiaries	485	1,251	2,495	—	(4,231)	—

Total assets exclusive of assets under vehicle programs	1,078	2,928	3,277	771	(4,269)	3,785

Assets under vehicle programs:
Program cash	—	—	—	76	—	76
Vehicles, net	—	8	5	8,172	—	8,185
Receivables from vehicle manufacturers and other	—	—	—	79	—	79
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	316	—	316

	—	8	5	8,643	—	8,656

Total assets	$1,078	$2,936	$3,282	$9,414	$(4,269)	$12,441

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$69	$271	$552	$144	$(30)	$1,006
Current portion of long-term debt	—	3	3	—	—	6

Total current liabilities	69	274	555	144	(30)	1,012

Long-term debt	345	2,137	10	—	—	2,492
Other non-current liabilities	132	54	224	120	—	530

Total liabilities exclusive of liabilities under vehicle programs	546	2,465	789	264	(30)	4,034

Liabilities under vehicle programs:
Debt	—	3	—	828	—	831
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,456	—	5,456
Deferred income taxes	—	—	1,241	189	—	1,430
Other	—	—	1	157	—	158

	—	3	1,242	6,630	—	7,875

Total stockholders’ equity	532	468	1,251	2,520	(4,239)	532

Total liabilities and stockholders’ equity	$1,078	$2,936	$3,282	$9,414	$(4,269)	$12,441

As of December 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$257	$513	$3	$138	$—	$911
Restricted cash	—	10	—	—	—	10
Receivables, net	—	77	148	90	—	315
Deferred income taxes	8	—	122	5	(5)	130
Other current assets	70	55	84	97	(34)	272

Total current assets	335	655	357	330	(39)	1,638

Property and equipment, net	—	61	321	43	—	425
Deferred income taxes	44	300	229	14	—	587
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	7	382	92	—	481
Other non-current assets	140	97	11	24	(17)	255
Intercompany receivables (payables)	105	539	(792)	148	—	—
Investment in subsidiaries	337	1,112	2,392	—	(3,841)	—

Total assets exclusive of assets under vehicle programs	961	2,771	2,974	653	(3,897)	3,462

Assets under vehicle programs:
Program cash	—	—	—	4	—	4
Vehicles, net	—	8	24	6,390	—	6,422
Receivables from vehicle manufacturers and other	—	—	—	149	—	149
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	290	—	290

	—	8	24	6,833	—	6,865

Total assets	$961	$2,779	$2,998	$7,486	$(3,897)	$10,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$72	$250	$488	$148	$(33)	$925
Current portion of long-term debt	—	4	4	—	—	8

Total current liabilities	72	254	492	148	(33)	933

Long-term debt	345	2,139	10	—	—	2,494
Other non-current liabilities	134	58	237	120	(14)	535

Total liabilities exclusive of liabilities under vehicle programs	551	2,451	739	268	(47)	3,962

Liabilities under vehicle programs:
Debt	—	7	—	521	—	528
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	3,987	—	3,987
Deferred income taxes	—	—	1,147	186	—	1,333
Other	—	—	—	107	—	107

	—	7	1,147	4,801	—	5,955

Total stockholders’ equity	410	321	1,112	2,417	(3,850)	410

Total liabilities and stockholders’ equity	$961	$2,779	$2,998	$7,486	$(3,897)	$10,327

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$16	$64	$(112)	$545	$189	$702

Investing activities
Property and equipment additions	—	(5)	(9)	(3)	—	(17)
Proceeds received on asset sales	—	4	2	—	—	6
Acquisition-related restricted cash	(401)	—	—	—	—	(401)
Other, net	—	(2)	—	(1)	—	(3)

Net cash used in investing activities exclusive of vehicle programs	(401)	(3)	(7)	(4)	—	(415)

Vehicle programs:
Decrease (increase) in program cash	—	—	—	(71)	—	(71)
Investment in vehicles	—	(9)	(2)	(5,231)	—	(5,242)
Proceeds received on disposition of vehicles	—	8	6	3,025	—	3,039
Investment in debt securities of AESOP - related party	(400)	—	—	—	—	(400)
Proceeds from debt securities of AESOP - related party	400	—	—	—	—	400

	—	(1)	4	(2,277)	—	(2,274)

Net cash used in investing activities	(401)	(4)	(3)	(2,281)	—	(2,689)

Financing activities
Principal payments on borrowings	—	(2)	(3)	—	—	(5)
Net intercompany transactions	148	(61)	118	(16)	(189)	—
Debt financing fees	(14)	(16)	—	—	—	(30)
Other, net	1	—	—	—	—	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	135	(79)	115	(16)	(189)	(34)

Vehicle programs:
Proceeds from borrowings	—	—	—	5,974	—	5,974
Principal payments on borrowings	—	—	—	(4,213)	—	(4,213)
Debt financing fees	—	(8)	(1)	(2)	—	(11)

	—	(8)	(1)	1,759	—	1,750

Net cash provided by (used in) financing activities	135	(87)	114	1,743	(189)	1,716

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	5	—	5

Net (decrease) increase in cash and cash equivalents	(250)	(27)	(1)	12	—	(266)
Cash and cash equivalents, beginning of period	257	513	3	138	—	911

Cash and cash equivalents, end of period	$7	$486	$2	$150	$—	$645

Six Months Ended June 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$4	$(64)	$(10)	$654	$76	$660

Investing activities
Property and equipment additions	—	(6)	(15)	(2)	—	(23)
Proceeds received on asset sales	—	7	—	1	—	8
Other, net	(3)	(1)	—	—	—	(4)

Net cash used in investing activities exclusive of vehicle programs	(3)	—	(15)	(1)	—	(19)

Vehicle programs:
Decrease in program cash	—	—	—	113	—	113
Investment in vehicles	—	(11)	—	(5,437)	—	(5,448)
Proceeds received on disposition of vehicles	—	11	6	3,110	—	3,127
Investment in debt securities of AESOP - related party	(280)	—	—	—	—	(280)
Proceeds from debt securities of AESOP - related party	280	—	—	—	—	280

	—	—	6	(2,214)	—	(2,208)

Net cash used in investing activities	(3)	—	(9)	(2,215)	—	(2,227)

Financing activities
Proceeds from borrowings	—	444	—	—	—	444
Principal payments on borrowings	—	(455)	(2)	—	—	(457)
Net intercompany transactions	(82)	119	38	1	(76)	—
Debt financing fees	—	(30)	—	—	—	(30)
Other, net	2	2	—	—	—	4

Net cash provided by (used in) financing activities exclusive of vehicle programs	(80)	80	36	1	(76)	(39)

Vehicle programs:
Proceeds from borrowings	—	—	—	5,626	—	5,626
Principal payments on borrowings	—	(1)	(12)	(4,216)	—	(4,229)
Net change in short-term borrowing	—	—	—	202	—	202
Debt financing fees	—	(8)	(4)	—	—	(12)

	—	(9)	(16)	1,612	—	1,587

Net cash provided by (used in) financing activities	(80)	71	20	1,613	(76)	1,548

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(5)	—	(5)

Net (decrease) increase in cash and cash equivalents	(79)	7	1	47	—	(24)
Cash and cash equivalents, beginning of period	242	70	7	163	—	482

Cash and cash equivalents, end of period	$163	$77	$8	$210	$—	$458

16.	Subsequent Events

On August 1, 2011, the shareholders of Avis Europe voted to approve the acquisition of Avis Europe by the Company.

*    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our revenues are derived principally from car and truck rentals in our Company-owned operations and include (i) time and mileage (“T&M”) fees charged to our customers for vehicle rentals, (ii) reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations, and (iii) sales of loss damage waivers and insurance and rentals of navigation units and other items in conjunction with vehicle rentals. We also earn royalty revenue from our licensees in the United States and internationally in conjunction with their vehicle rental transactions.

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

We believe that the following factors, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic enplanements;

•	Fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	Changes in per-unit fleet costs and in conditions in the used vehicle marketplace;

•	Changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	Our announced agreement to acquire Avis Europe plc (“Avis Europe”);

•	Our potential acquisition of Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”);

•	Changes in the price or availability of unleaded gasoline;

•	Changes in foreign exchange rates; and

•	Demand for truck rentals.

We believe that the economic recovery in the United States during 2010 and the six months ended June 30, 2011 favorably impacted demand for vehicle rental services, but that such demand nonetheless remained below levels seen prior to the 2008-09 recession. Historically, our results of operations have declined during periods of general economic weakness. If economic conditions in the United States were to weaken, our results of operations could be materially and adversely impacted in 2011 and beyond. In our cost-reduction initiatives and restructuring activities, we are driving process improvements to reduce costs, enhance service to our customers and improve our operations.

We have reached an agreement to acquire Avis Europe, subject to shareholder, court and regulatory approvals, which, if completed, could have a material impact on our operations, financial condition and liquidity, and shareholders of Avis Europe have voted to approve the acquisition. We are also pursuing regulatory approval for an acquisition of Dollar Thrifty, which, if completed, could also have a material impact on our operations, financial condition and liquidity. There can be no assurances (i) that such potential acquisitions will be completed, (ii) as to the timing to accomplish such acquisitions or the terms thereof, or (iii) as to our ability and timing to obtain required regulatory approvals and financing (and the terms thereof and any conditions thereto). Due to uncertainties related to our business, there can be no assurance that we will be able to satisfy the covenants contained in our senior credit facilities and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or replace such facilities. See “Risk Factors” set forth in Item 1A of our 2010 Form 10-K.

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

The reportable segments presented below represent our operating segments for which separate financial information is available and is utilized on a regular basis by our chief operating decision maker to assess performance and allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, transaction-related costs, non-vehicle related interest and income taxes. As of June 30, 2011, management revised the manner in which it evaluates the operating results by excluding transaction-related costs from “Adjusted EBITDA” for all periods presented. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

THREE MONTHS ENDED JUNE 30, 2011 VS. THREE MONTHS ENDED JUNE 30, 2010

Our consolidated results of operations comprised the following:

	Three Months Ended June 30,
	2011	2010	Change
Net revenues	$1,412	$1,294	$118
Total expenses	1,323	1,265	58

Income before income taxes	89	29	60
Provision for income taxes	37	3	34

Net income	$52	$26	$26

During second quarter 2011, our net revenues increased $118 million (9%) principally due to an 8% increase in T&M revenue driven primarily by an 8% increase in domestic and international car rental days and a 10% increase in truck rental days, while car rental T&M revenue per day remained constant year-over-year. The growth in revenues also includes a 14% increase in our ancillary revenues, such as sales of insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers, and a $28 million favorable effect related to the translation of our international results into U.S. dollars.

Total expenses increased $58 million (5%) principally due to (i) an $86 million (13%) increase in direct operating expenses largely resulting from the 8% increase in car rental days, (ii) a $32 million increase in transaction-related costs related to the Company’s due diligence, financing and other costs associated with our announced agreement to acquire Avis Europe, including $23 million of losses on foreign-currency transactions related to the purchase price, (iii) a $26 million (18%) increase in selling, general and administrative expenses primarily because of our strategic decision to invest in incremental advertising and marketing, as well as increased agency and other commissions related to higher rental volumes, and (iv) a $6 million increase in interest expense related to corporate debt, as we have obtained commitments for and pre-funded a portion of the cost of our potential acquisitions. These year-over-year increases were largely offset by an $80 million (24%) decrease in vehicle depreciation and lease charges resulting from a decline in our per-unit depreciation costs, which includes gains on sale of vehicles, and an $8 million (11%) decrease in vehicle interest. Our expenses also include a $31 million adverse impact from foreign currency exchange rates. As a result of these items, partially offset by a $34 million increase in our provision for income taxes, our net income increased $26 million.

Our effective tax rates were provisions of 42% and 10% for second quarter 2011 and 2010, respectively.

Following is a discussion of the results of each of our reportable segments during the three months ended June 30:

	Revenues			Adjusted EBITDA
	2011	2010	% Change	2011	2010	% Change
Domestic Car Rental	$1,055	$981	8%	$144	$52	177%
International Car Rental	254	212	20%	32	32	0%
Truck Rental	103	100	3%	18	16	13%
Corporate and Other (a)	—	1	*	(3)	(5)	*

Total Company	$1,412	$1,294		191	95

Less: Non-vehicle related depreciation and amortization				21	23
Interest expense related to corporate debt, net				47	41
Transaction-related costs				34	2

Income before income taxes				$89	$29

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Domestic Car Rental

Revenues and Adjusted EBITDA increased $74 million (8%) and $92 million (177%), respectively, in second quarter 2011 compared with second quarter 2010. Revenues increased primarily due to higher rental volumes, slightly offset by decreased pricing. The increase in Adjusted EBITDA was primarily due to higher revenues and lower fleet costs.

The revenue increase of $74 million was comprised of a $42 million (6%) increase in T&M revenue and a $32 million (13%) increase in ancillary revenues. The increase in T&M revenue was principally the result of an 8% increase in rental days, partially offset by a 2% decrease in T&M revenue per day. The $32 million increase in ancillary revenues reflects (i) a $14 million increase in ancillary revenues from GPS rentals, sales of insurance products, emergency road service and other items, reflecting a 5% increase on a per-rental-day basis, (ii) a $10 million increase in airport concession and vehicle licensing revenue, which was primarily offset by $7 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory agencies, and (iii) an $8 million increase in gasoline sales, which was completely offset in Adjusted EBITDA by higher gasoline expense.

While we continued to achieve significant benefits from our cost-saving initiatives, Adjusted EBITDA reflected a $54 million (10%) increase in operating expenses, primarily related to (i) a $29 million increase in vehicle maintenance and damage, agency operator commissions, shuttling, credit card fees, and other costs related to increased rental volumes, (ii) a $21 million (20%) increase in selling, general and administrative expenses principally due to our strategic decision to invest in incremental marketing and selling expenditures, and (iii) an $11 million (6%) increase in employee costs, rents and other expenses related primarily to increased staffing levels related to volume and inflationary increases. Adjusted EBITDA benefited from (i) $87 million (32%) of decreased fleet depreciation and lease charges, reflecting a 39% decrease in per-unit fleet costs, including significant gains on sales of vehicles amid a particularly strong used car market, partially offset by a 12% increase in the average size of our domestic rental fleet, and (ii) a $10 million decrease in vehicle interest expense due to lower interest rates on our vehicle debt.

International Car Rental

Revenues increased $42 million (20%) in second quarter 2011 compared with second quarter 2010 due to movements in currency exchange rates and increased car rental volumes, while Adjusted EBITDA remained constant year-over-year.

The revenue increase of $42 million was comprised of a $27 million (19%) increase in T&M revenue and a $15 million (21%) increase in ancillary revenues. The growth in revenues includes a $28 million increase related to foreign currency exchange rates, impacting T&M revenue by $19 million and ancillary revenues by $9 million, and was more than offset in Adjusted EBITDA by the opposite impact on expenses of $31 million. The increase in T&M revenue was principally driven by a 6% increase in rental days and a 13% increase in T&M revenue per rental day (the increase in pricing was entirely the result of the foreign currency exchange-rate effects). The increase in ancillary revenues reflects a 10% increase in ancillary revenue on a per-rental-day basis from GPS rentals, sales of insurance products and other items and a $5 million increase in airport concession and vehicle licensing revenues, all of which was more than offset in Adjusted EBITDA by $7 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory authorities.

Adjusted EBITDA reflected a $27 million (26%) increase in operating expenses and an $8 million (16%) increase in fleet depreciation and lease charges. These increases were partially due to foreign-exchange effects, as well as increased headcount to support higher rental volumes, increased marketing and sales commissions, inflationary increases in rent, higher per-unit fleet costs and a 7% increase in the average size of our international vehicle rental fleet.

Truck Rental

Revenues and Adjusted EBITDA increased $3 million (3%) and $2 million (13%), respectively, in second quarter 2011 compared with second quarter 2010.

The revenue increase was primarily due to a 10% increase in rental days, partially offset by a 5% decrease in T&M revenue per day. The increase in rental days and the decrease in average daily rate both reflect our successful initiative to increase commercial rental volumes, which carry a lower average daily rate but which also allowed us to increase vehicle utilization 13% in second quarter 2011. Adjusted EBITDA benefited from our increased revenue and a $2 million (11%) decline in fleet depreciation, interest and lease charges, reflecting lower per-unit fleet costs and a 2% decrease in the average size of our truck rental fleet. The increase in Adjusted EBITDA was partially offset by a $2 million increase in maintenance and damage expenditures as we incurred incremental costs in the second quarter 2011 due to increased volume and to prepare for the upcoming seasonal peak.

SIX MONTHS ENDED JUNE 30, 2011 VS. SIX MONTHS ENDED JUNE 30, 2010

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2011	2010	Change
Net revenues	$2,646	$2,446	$200
Total expenses	2,546	2,483	63

Income (loss) before income taxes	100	(37)	137
Provision for (benefit from) income taxes	41	(25)	66

Net income (loss)	$59	$(12)	$71

During the six months ended June 30, 2011, our net revenues increased $200 million (8%) principally due to a 7% increase in T&M revenue driven primarily by an increase of 7% in domestic and international car rental days and a 13% increase in truck rental days. The growth in revenues also includes a 12% increase in our ancillary revenues, such as sales of insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers, and a $45 million favorable effect related to the translation of our international results into U.S. dollars.

Total expenses increased $63 million principally due to (i) a $132 million (11%) increase in direct operating expenses largely resulting from costs associated with the 7% increase in car rental days, (ii) a $48 million (18%) increase in selling, general and administrative expenses primarily because of our strategic decision to invest in incremental advertising and marketing, as well as increased agency commissions and other costs related to higher rental volumes, (iii) a $34 million increase in transaction-related costs for the Company’s due diligence, financing and other costs associated with our announced agreement to acquire Avis Europe, including $23 million of losses on foreign-currency transactions related to the purchase price, and our potential acquisition of Dollar Thrifty, and (iii) a $13 million increase in interest expense related to corporate debt, as we have obtained commitments for and pre-funded a portion of the cost of our acquisitions. These year-over-year increases were largely offset by (i) a $101 million (16%) decrease in vehicle depreciation and lease charges resulting from a decline in our per-unit depreciation costs, which include gains on sale of vehicles, (ii) the absence of the prior-year $40 million expense related to the extinguishment of a portion of our corporate debt and associated interest rate swaps, and (iii) an $18 million decrease in vehicle interest expense. Our results also include a $46 million adverse impact from foreign currency exchange rates. As a result of these items, partially offset by a $66 million increase in our provision for income taxes, our net income increased $71 million.

Our effective tax rate was a provision of 41% for the six months ended June 30, 2011 and a benefit of 68% for six months ended June 30, 2010.

Following is a discussion of the results of each of our reportable segments during the six months ended June 30:

	Revenues			Adjusted EBITDA
	2011	2010	% Change	2011	2010	% Change
Domestic Car Rental	$1,984	$1,861	7%	$201	$68	196%
International Car Rental	484	413	17%	62	62	0%
Truck Rental	178	171	4%	18	11	64%
Corporate and Other (a)	—	1	*	(7)	(9)	*

Total Company	$2,646	$2,446		274	132

Less: Non-vehicle related depreciation and amortization				44	46
Interest expense related to corporate debt, net:
Interest expense				94	81
Early extinguishment of debt				—	40
Transaction-related costs				36	2

Income (loss) before income taxes				$100	$(37)

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Domestic Car Rental

Revenues and Adjusted EBITDA increased $123 million (7%) and $133 million (196%), respectively, during the six months ended June 30, 2011 compared to the same period in 2010. Revenues increased primarily due to higher rental volumes, slightly offset by decreased pricing. The increase in Adjusted EBITDA was primarily due to higher revenue and lower fleet costs.

The revenue increase of $123 million was comprised of a $69 million (5%) increase in T&M revenue and a $54 million (12%) increase in ancillary revenues. The increase in T&M revenue was principally the result of an 8% increase in rental days, partially offset by a 2% decrease in T&M revenue per day. The $54 million increase in ancillary revenues reflects (i) a $23 million increase in ancillary revenues from GPS rentals, sales of insurance products, emergency road service and other items, reflecting a 4% increase on a per-rental-day basis, (ii) a $17 million increase in airport concession and vehicle licensing revenue, which was partially offset by $8 million higher airport concession and vehicle licensing fees remitted to airport and other regulatory agencies, and (iii) a $14 million increase in gasoline sales, which was completely offset in Adjusted EBITDA by higher gasoline expense.

While we continued to achieve significant benefits from our cost-saving initiatives, Adjusted EBITDA reflected an $80 million (8%) increase in operating expenses, primarily related to (i) a $40 million (19%) increase in selling, general and administrative expenses principally due to our strategic decision to invest in incremental marketing and selling expenditures, as well as higher rental volumes, (ii) a $32 million increase in agency operator commissions, maintenance and damage, shuttling, credit card fees, and other costs related to increased rental volumes, and (iii) a $24 million increase in employee costs, rents and other expenses related primarily to increased staffing levels due to volume and inflationary increases.

Adjusted EBITDA benefited from (i) $112 million (22%) of decreased fleet depreciation and lease charges, reflecting a 28% decrease in per-unit fleet costs, including gains on sale of vehicles amid a particularly strong used car market, offset by a 9% increase in the average size of our domestic rental fleet, and (ii) a $19 million decrease in vehicle interest expense due to lower interest rates on our vehicle debt.

International Car Rental

Revenues increased $71 million (17%) in the six months ended June 30, 2011 compared with six months ended June 30, 2010 due to movements in currency exchange rates and increased volumes, while Adjusted EBITDA remained constant year-over-year.

The revenue increase of $71 million was comprised of a $47 million (17%) increase in T&M revenue and a $24 million (18%) increase in ancillary revenues. The total increase in revenue includes a $45 million increase related to foreign currency exchange rates, impacting T&M revenue by $30 million and ancillary revenues by $15 million, and was completely offset in Adjusted EBITDA by the opposite impact on expenses of $46 million. The increase in T&M revenue was principally driven by a 6% increase in rental days and a 10% increase in T&M revenue per rental day (the increase in pricing was entirely the result of the foreign currency exchange-rate effects). The increase in ancillary revenues reflects (i) an 8% increase in ancillary revenue on a per-rental-day basis from GPS rentals, sales of insurance products and other items, (ii) a $9 million increase in airport concession and vehicle licensing revenues, all of which was offset in Adjusted EBITDA by $11 million higher airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) a $4 million increase in gasoline sales, which was largely offset in Adjusted EBITDA by increased gasoline expense.

Adjusted EBITDA reflected a $39 million (20%) increase in operating expenses and an $18 million (20%) increase in fleet depreciation and lease charges. These increases were partially due to foreign-exchange effects, as well as increased headcount to support higher rental volumes, increased marketing and sales commissions, inflationary increases in rent, higher per-unit fleet costs and a 6% increase in the average size of our international vehicle rental fleet.

Truck Rental

Revenues and Adjusted EBITDA increased $7 million (4%) and $7 million (64%), respectively, in the six months ended June 30, 2011 compared with the six months ended June 30, 2010.

The revenue increase was primarily due to a 13% increase in rental days, partially offset by a 6% decrease in T&M revenue per day. The increase in rental days and the decrease in average daily rate both reflect our successful initiative to increase commercial rental volumes, which carry a lower average daily rate but which also allowed us to increase vehicle utilization 17% in the six months ended June 30, 2011. Adjusted EBITDA benefited from our increased revenue and an $8 million (21%) decline in fleet depreciation, interest and lease charges, reflecting lower per-unit fleet costs and a 4% decrease in the average size of our truck rental fleet. The increase in Adjusted EBITDA was partially offset by a $6 million increase in maintenance and damage expenditures due to increased volume and to prepare for the upcoming seasonal peak, and a $3 million increase in insurance related costs.

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

FINANCIAL CONDITION

	June 30, 2011	December 31, 2010	Change
Total assets exclusive of assets under vehicle programs	$3,785	$3,462	$323
Total liabilities exclusive of liabilities under vehicle programs	4,034	3,962	72
Assets under vehicle programs	8,656	6,865	1,791
Liabilities under vehicle programs	7,875	5,955	1,920
Stockholders’ equity	532	410	122

Total assets exclusive of assets under vehicle programs increased $323 million primarily due to (i) a $102 million increase in accounts receivable primarily due to an increase in incentives due from vehicle manufacturers, (ii) a $54 million increase in deferred income taxes and (iii) a $34 million increase in other current assets primarily related to refundable sales taxes and prepaid expenses. Total assets exclusive of assets under vehicle programs as of June 30, 2011 includes $395 million that was reclassified from cash to restricted cash during second quarter 2011 in connection with the announced agreement to acquire Avis Europe. The aggregate balance of cash and restricted cash increased $130 million from December 31, 2010 to June 30, 2011.

Total liabilities exclusive of liabilities under vehicle programs increased $72 million primarily due to increases in accounts payable, deferred income and foreign exchange derivatives.

Assets under vehicle programs increased approximately $1.8 billion primarily due to an increase in our net vehicles related to the seasonal increase in the size of our Domestic vehicle rental fleet from December 31, 2010.

Liabilities under vehicle programs increased $1.9 billion reflecting additional borrowing to support the increase in our Domestic vehicle rental fleet described above and a $97 million increase in vehicle-related deferred income tax liabilities. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $122 million primarily due to $59 million of net income for the six months ended June 30, 2011 and a $56 million increase in accumulated other comprehensive income attributable to a $38 million increase in currency translation and $18 million of net unrealized gains, principally related to our cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At June 30, 2011, we had $645 million of cash on hand, a decrease of $266 million from $911 million at December 31, 2010. The reported cash balance as of June 30, 2011 excludes $395 million of restricted cash related to the announced agreement to acquire Avis Europe. The following table summarizes such decrease:

	Six Months Ended June 30,
	2011	2010	Change
Cash provided by (used in):
Operating activities	$702	$660	$42
Investing activities	(2,689)	(2,227)	(462)
Financing activities	1,716	1,548	168
Effect of exchange rate changes	5	(5)	10

Net change in cash and cash equivalents	$(266)	$(24)	$(242)

During the six months ended June 30, 2011, we generated $42 million more cash from operating activities compared with the same period in 2010. The change principally reflects (i) improved operating results in the six months ended June 30, 2011 and (ii) a $47 million increase related to income taxes and deferred income taxes, partially offset by $29 million increased use of cash for working capital requirements.

We used $462 million more cash in investing activities during the six months ended June 30, 2011 compared with the same period in 2010. This change primarily reflects (i) the use of $401 million for the purchase of British pound sterling related to our announced agreement to acquire Avis Europe and its subsequent designation as restricted cash and (ii) $88 million less in proceeds on disposition of vehicles due to reduced vehicle sales. This increased use of cash was partially offset by using $206 million less to purchase vehicles in the current year and using $184 million less program cash primarily due to the repayment in 2010 of certain term notes which reached maturity. We anticipate that our non-vehicle capital expenditures will approximate $60-70 million in 2011.

We generated $168 million more cash from financing activities during the six months ended June 30, 2011 compared with the same period in 2010. This change primarily reflects a $163 million net increase in cash provided under our vehicle programs’ financing activities primarily due to increased borrowings and reduced principal payments required on our vehicle-backed debt.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2011, we had approximately $8.8 billion of indebtedness (including corporate indebtedness of approximately $2.5 billion and debt under vehicle programs of approximately $6.3 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of June 30, 2011	As of December 31, 2010	Change
Floating rate term loan (a)	April 2014	$269	$271	$(2)
Floating rate notes	May 2014	250	250	—
7 5/8% notes	May 2014	200	200	—
3 1/2% convertible notes	October 2014	345	345	—
7 3/4% notes	May 2016	375	375	—
9 5/8% notes	March 2018	445	444	1
8 1/4% notes	January 2019	602	602	—

		2,486	2,487	(1)
Other		12	15	(3)

		$2,498	$2,502	$(4)

(a)

The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property. The floating rate term loan bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at June 30, 2011.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of June 30, 2011	As of December 31, 2010	Change
Debt due to Avis Budget Rental Car Funding (a)	$5,456	$3,987	$1,469
Budget Truck Funding program	208	244	(36)
Other (b)	623	284	339

	$6,287	$4,515	$1,772

(a)	The increase reflects increased borrowings within Domestic Car Rental operations to fund an increase in the size of our domestic car rental fleet.
(b)	The increase principally reflects increased borrowings within International Car Rental operations related to the increase in the size of our international vehicle rental fleet.

As of June 30, 2011, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,200	$—	$651	$549

(a)

This revolving credit facility matures in 2016 and bears interest of one month LIBOR plus 300 basis points. The senior credit facility, which encompasses the floating rate term loan and the revolving credit facility, is secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by our domestic subsidiaries, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

In June 2011, we entered into a Senior Secured Interim Loan Agreement and a Senior Unsecured Interim Loan Agreement in connection with the planned acquisition of Avis Europe. The Senior Secured Interim Loan Agreement provides for a commitment of up to €694 million. It initially bears interest at the greater of EURIBOR or 1.50% plus 700 basis points, for a rate of 8.50% at June 30, 2011. Any borrowings under this loan agreement would mature on the seven-year anniversary of the funding date. The Senior Unsecured Interim Loan Agreement provides for a commitment of up to $400 million. It initially bears interest at an interest rate of the greater of Eurodollar rate or 1.50% plus a margin of 900 basis points, or the alternate base rate plus a margin of 800 basis points, the selection of which is at our discretion. Any borrowings under this loan agreement would mature on the five-year anniversary of the funding date. The availability of these funding arrangements is subject to, and contingent upon, the completion of the acquisition of Avis Europe and may be used to fund the acquisition of Avis Europe, refinance existing indebtedness of Avis Europe or to pay related acquisition costs. The Company intends to seek to replace the Senior Secured Interim Loan Agreement and the Senior Unsecured Interim Loan Agreement with lower-cost financing and, subject to obtaining such replacement financing, does not expect to borrow under the existing agreements.

The following table presents available funding under our debt arrangements related to our vehicle programs at June 30, 2011:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,591	$5,456	$1,135
Budget Truck Funding program (c)	208	208	—
Other (d)	913	623	290

	$7,712	$6,287	$1,425

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $7.0 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $366 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $1.3 billion of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of June 30, 2011 can be found in Notes 9 and 10 to our Consolidated Condensed Financial Statements.

LIQUIDITY RISK

Our primary liquidity needs include the payment of operating expenses, servicing of corporate and vehicle related debt, procurement of rental vehicles to be used in our operations and our planned acquisition of Avis Europe. Our primary sources of funding are operating revenue, cash received upon sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our revolving credit facility, and other financing activities.

As we discussed above, as of June 30, 2011, we have cash and cash equivalents of $645 million, available borrowing capacity under our revolving credit facility of $549 million, restricted cash of $395 million for the acquisition of Avis Europe, available borrowing capacity under our interim loan and credit facility agreements of approximately $1.8 billion for the acquisition of Avis Europe and available capacity under our vehicle programs of approximately $1.4 billion. Of our cash and cash equivalents as of June 30, 2011, $348 million is held either to repay outstanding corporate indebtedness or to help fund the potential acquisition of Dollar Thrifty. The Company intends to seek to replace the Senior Secured Interim Loan Agreement and the Senior Unsecured Interim Loan Agreement with lower-cost financing and, subject to obtaining such replacement financing, does not expect to borrow under the existing agreements.

Our liquidity position may be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We expect to fund the acquisition of Avis Europe through a combination of our own cash resources and debt financing. The ultimate cost and terms of such indebtedness are not yet known, and this debt may subject us to additional restrictive covenants. A downturn in the U.S. economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, including financing for our planned acquisition of Avis Europe, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, Mitsubishi Motors Corporation, Toyota Motor Corporation, or Kia Motors Corporation, being unable or unwilling to honor obligations under the contracts we have with such manufacturers, including repurchase or guaranteed depreciation obligations related to program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement and the Tax Sharing Agreement. Financial guaranty firms Ambac Assurance Corporation and Assured Guaranty Corp. currently provide financial guaranties for approximately $900 million (expiring in 2012) and $250 million (expiring in 2012), respectively, of our domestic term asset-backed car rental financing. Certain insolvency events by these financial guarantors would result in principal of the related financings being required to be repaid sooner than anticipated.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. The financial covenants of our senior credit facilities include maximum leverage and minimum coverage ratio requirements. As of June 30, 2011, we were in compliance with the financial covenants in our senior credit facilities. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2010 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our commitment to purchase vehicles decreased by approximately $1.7 billion from December 31, 2010 to approximately $2.9 billion at June 30, 2011 and we have a new obligation of approximately $1.0 billion related to our agreement to acquire Avis Europe. Our other future contractual obligations have not changed significantly from the amounts reported within our 2010 Form 10-K. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources— Debt and Financing Arrangements” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

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

We will adopt the following recently issued accounting pronouncements as required:

•	ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financing Reporting Standards (“IFRS”)”.

•	ASU No. 2011-05, “Presentation of Comprehensive Income”.

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

Foreign Currency Risk Management

We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the Australian dollar, the Canadian dollar, the New Zealand dollar and the British pound sterling. We use foreign currency forward contracts and foreign currency swaps to manage foreign exchange risk that arises from certain intercompany transactions, forecasted foreign currency denominated acquisitions (including the announced agreement to acquire Avis Europe) and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Our foreign currency forward contracts are often not designated as hedges and therefore changes in the fair value of these derivatives are recognized in earnings as they occur. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar and the Euro at June 30, 2011. With all other variables held constant, a hypothetical 10% change (increase or decrease) in foreign currency exchange rates could have an approximately $63 million impact on our earnings for the period ending June 30, 2011, almost entirely because we have hedged the equity purchase price of Avis Europe through the purchase of British pound sterling and foreign currency forward contracts that do not qualify for hedge accounting. This potential impact to earnings includes the U.S. dollar equivalent of the hypothetical change in foreign currency forward contracts between the Euro and British pound sterling. The calculated 10% change presents no economic impact on the acquisition of Avis Europe, as the purchase price is set in British pound sterling.

Interest Rate Risk Management

Our primary interest rate exposure at June 30, 2011 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of June 30, 2011, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our consolidated financial statements.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ending June 30, 2011.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 other than the following:

There are risks associated with our recently announced agreement to acquire Avis Europe plc.

On June 14, 2011, we announced that we reached an agreement on the terms of the acquisition by Avis Budget Group of all outstanding shares of Avis Europe plc (“Avis Europe”) for approximately $1.0 billion in cash. Avis Europe shareholders have approved the transaction, and it is scheduled to close in October 2011, subject to certain conditions, including regulatory and court approvals.

We face risks associated with the acquisition of Avis Europe, each of which may have an adverse impact on our business, financial condition, operating results and prospects. Such risks include the need to obtain required regulatory approval, which could delay or otherwise adversely impact an acquisition; a decline in the market price of our common stock or other securities as a result of such acquisition; unexpected costs or distractions associated with such acquisition; and that the acquisition may result in our being subject to unknown liabilities and litigation.

We expect to incur substantial additional indebtedness to finance our planned acquisition of Avis Europe, which could decrease the combined company’s business flexibility and increase its borrowing costs; and the failure to obtain any waivers, amendments or refinancing of certain existing indebtedness of Avis Europe and its subsidiaries, if required, may have a material adverse effect on the combined company.

We expect to fund the acquisition of Avis Europe, including the repayment of certain of Avis Europe’s indebtedness and Avis Europe’s ongoing liquidity needs, through a combination of our own cash resources and debt financing, which will cause the level of consolidated indebtedness of the combined company to increase. The ultimate cost and terms of such indebtedness are not yet known. The combined company’s increased indebtedness may have the effect, among other matters, of reducing the combined company’s flexibility to respond to changing business and economic conditions, impacting credit ratings, reducing access to capital and increasing borrowing costs for any additional indebtedness to finance future operating and capital expenses and for general corporate purposes. In addition, the terms and conditions of such indebtedness may not be favorable to the combined company, and, as such, could further increase the overall burden of such indebtedness upon the combined company and the combined company’s business flexibility. Unfavorable debt financing terms may also adversely affect the combined company’s financial results.

In addition, most of Avis Europe’s existing fleet financing is expected to remain outstanding and the agreements governing this financing could require waivers, amendments or refinancing. Although we will try to obtain such waivers, amendments or refinancing prior to closing, there can be no assurance that we will be successful by that time or at the anticipated cost or on favorable terms. The failure to obtain any such waivers, amendments or refinancing, if required, may among other things, have the effect of reducing our liquidity and have a material adverse effect on the combined company, including intensifying the risks identified above.

We will incur substantial transaction and acquisition-related costs in connection with our planned acquisition of Avis Europe.

We expect to incur a number of transaction and acquisition-related costs associated with completing our planned acquisition of Avis Europe, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. Additional unanticipated costs may be incurred in the integration of the businesses of Avis Europe and our company. Although it is expected that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

We may not be able to integrate Avis Europe or realize potential synergies from the acquisition, which could negatively impact our business.

We may not be able to promptly and efficiently integrate the operations of Avis Europe with our operations upon consummation of the acquisition and the potential benefits of such acquisition that result from cost savings and synergies may be less than what we currently expect, or may not be realized at all. The integration of Avis Europe with our operations will require significant attention from management and could impose constraints on our operations or other projects. Potential challenges associated with integrating Avis Europe’s operations with our operations may include, among other things:

•	inconsistencies in standards, controls and procedures and policies between Avis Europe and us;

•	the increased scope and complexity of our operations;

•	limitations prior to the consummation of the acquisition on our ability to work with Avis Europe management to develop a plan of integration;

•	cost of compliance with international laws and regulations;

•	provisions in our and Avis Europe’s contracts with third parties that limit our flexibility to take certain actions;

•	the consolidation of corporate and administrative infrastructures;

•	the retention of key employees; and

•	the possibility of other costs or inefficiencies associated with the integration of operations of the combined company.

Any of these factors could cause delays or increased costs related to combining the companies and could adversely affect our operations, financial results and liquidity.

Significantly increased foreign operations may expose us to risks that could materially adversely affect our results of operations.

The acquisition of Avis Europe would significantly expand our international operations. Operating in many different countries may expose us to varying risks, which include (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the laws in the United States, including laws relating to taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) foreign currency translation risk, as well as limitations on our ability to repatriate income; (iii) varying tax regimes and changes in applicable tax laws; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war and terrorism. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.
Date: August 5, 2011
/s/ David B. Wyshner
David B. Wyshner
Executive Vice President and Chief Financial Officer

Date: August 5, 2011
/s/ Izilda P. Martins
Izilda P. Martins
Vice President and Acting Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.3	Implementation Agreement, between AE Consolidation Limited and Avis Europe plc, dated as of June 14, 2011 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 17, 2011).

2.4	Rule 2.5 Press Announcement dated June 14, 2011 (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated June 17, 2011).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated Bylaws of Avis Budget Group, Inc. (as of November 5, 2009) (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 5, 2009).

10.1	Amended and Restated Credit Agreement, dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Deutsche Bank Securities Inc. as syndication agent, Citicorp USA, Inc., Bank of America, N.A., Barclays Bank PLC and Credit Agricole Corporate and Investment Bank and The Royal Bank of Scotland PLC, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.2	Amended and Restated Guarantee & Collateral Agreement, dated as of May 3, 2011, among made by each of the signatories thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.3	Series 2011-1 Supplement, dated as of May 3, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-1 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.4	Series 2011-2 Supplement, dated as of May 3, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2011-2 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.5	Series 2011-3 Supplement, dated as of May 3, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2011-3 Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.6	Agreement dated June 17, 2011 between Avis Budget Car Rental, LLC and General Motors.*

10.7	Senior Unsecured Interim Loan Agreement, dated as of June 13, 2011, among AE Consolidation Limited, as the borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book-Runners.

10.8	Senior Secured Interim Loan Agreement, dated as of June 13, 2011, among AE Consolidation Limited, as the borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book-Runners.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Avis Budget Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income for the three and six months ended June 30, 2011 and 2010, (ii) Consolidated Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Condensed Financial Statements.**

*	The Company has applied for confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.