Form 10-Q
period 2011-09-30
AVIS BUDGET GROUP, INC.
filed 2011-11-09
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer’s common stock was 105,043,123 shares as of October 31, 2011.

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

•	our ability to accurately estimate our future results;

•	a major disruption in our communication network or information systems;

•	our exposure to uninsured claims in excess of historical levels;

•	our failure or inability to comply with regulations or contractual obligations or any changes in regulations or contractual obligations, including with respect to personally identifiable information;

•	any impact on us from the actions of our licensees, dealers and independent contractors;

•	substantial increases in the cost, or decreases in the supply, of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business;

•	risks related to our indebtedness, including our substantial amount of debt and our ability to incur substantially more debt;

•	our ability to meet the financial and other covenants contained in the agreements governing our indebtedness;

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

•	risks associated with litigation involving the Company;

•	risks related to tax obligations and the effect of future changes in accounting standards;

•

risks related to the acquisition of Avis Europe plc (now known as Avis Budget EMEA Limited) (“Avis Europe”), including our ability to realize synergies contemplated by the transaction, the incurrence of incremental indebtedness to help fund such acquisition, and our ability to promptly and effectively integrate the businesses of Avis Europe and Avis Budget Group, Inc.;

•

risks related to other potential acquisitions of, or investments in, our current or prospective licensees, including any incurrence of incremental indebtedness to help fund such transactions and our ability to promptly and effectively integrate any acquired businesses; and

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

Other factors and assumptions not identified above, including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above, as well as those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and those that may be disclosed from time to time in filings with the Securities and Exchange Commission, in connection with any forward-looking statements that may be made by us and our businesses generally. Except to the extent of our obligations under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Vehicle rental	$1,211	$1,145	$3,163	$2,972
Other	412	367	1,106	987

Net revenues	1,623	1,512	4,269	3,959

Expenses
Operating	783	705	2,166	1,956
Vehicle depreciation and lease charges, net	304	352	840	988
Selling, general and administrative	190	156	511	430
Vehicle interest, net	74	80	205	230
Non-vehicle related depreciation and amortization	22	24	65	70
Interest expense related to corporate debt, net:
Interest expense	48	40	143	122
Early extinguishment of debt	—	—	—	40
Transaction-related costs	66	5	102	8
Restructuring charges	—	6	1	9

Total expenses	1,487	1,368	4,033	3,853

Income before income taxes	136	144	236	106
Provision for income taxes	54	54	95	28

Net income	$82	$90	$141	$78

Earnings per share
Basic	$0.78	$0.88	$1.34	$0.76
Diluted	$0.65	$0.73	$1.14	$0.66

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,002	$911
Restricted cash	395	10
Receivables	370	315
Deferred income taxes	133	130
Other current assets	256	272

Total current assets	2,156	1,638
Property and equipment, net	394	425
Deferred income taxes	634	587
Goodwill	76	76
Other intangibles, net	475	481
Other non-current assets	267	255

Total assets exclusive of assets under vehicle programs	4,002	3,462

Assets under vehicle programs:
Program cash	21	4
Vehicles, net	7,792	6,422
Receivables from vehicle manufacturers and other	167	149
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	329	290

	8,309	6,865

Total assets	$12,311	$10,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,053	$925
Current portion of long-term debt	6	8

Total current liabilities	1,059	933
Long-term debt	2,492	2,494
Other non-current liabilities	527	535

Total liabilities exclusive of liabilities under vehicle programs	4,078	3,962

Liabilities under vehicle programs:
Debt	807	528
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,326	3,987
Deferred income taxes	1,461	1,333
Other	87	107

	7,681	5,955

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 million shares; issued 137,015,293 and 136,982,068 shares	1	1
Additional paid-in capital	8,501	8,828
Accumulated deficit	(2,496)	(2,637)
Accumulated other comprehensive income	81	92
Treasury stock, at cost—31,564,090 and 33,247,139 shares	(5,535)	(5,874)

Total stockholders’ equity	552	410

Total liabilities and stockholders’ equity	$12,311	$10,327

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$141 $	78
Adjustments to reconcile net income to net cash provided by operating activities exclusive of vehicle programs:
Non-vehicle related depreciation and amortization	65	70
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(36)	(34)
Income taxes and deferred income taxes	58	(93)
Accounts payable and other current liabilities	83	107
Reimbursement from Realogy and Wyndham for taxes paid	—	99
Reimbursement from Wyndham for tax attributes	—	86
Other, net	(73)	44

Net cash provided by operating activities exclusive of vehicle programs	238	357

Vehicle programs:
Vehicle depreciation	1,034	981

	1,034	981

Net cash provided by operating activities	1,272	1,338

Investing Activities
Property and equipment additions	(30)	(39)
Proceeds received on asset sales	9	11
Acquisition-related restricted cash	(401)	—
Other, net	(11)	(7)

Net cash used in investing activities exclusive of vehicle programs	(433)	(35)

Vehicle programs:
(Increase) decrease in program cash	(19)	123
Investment in vehicles	(6,701)	(6,549)
Proceeds received on disposition of vehicles	4,379	4,445
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(400)	(380)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	400	380

	(2,341)	(1,981)

Net cash used in investing activities	(2,774)	(2,016)

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Financing Activities
Proceeds from borrowings	—	444
Principal payments on borrowings	(6)	(458)
Debt financing fees	(33)	(32)
Other, net	1	4

Net cash used in financing activities exclusive of vehicle programs	(38)	(42)

Vehicle programs:
Proceeds from borrowings	8,235	7,196
Principal payments on borrowings	(6,568)	(6,391)
Net change in short-term borrowings	—	67
Debt financing fees	(20)	(17)

	1,647	855

Net cash provided by financing activities	1,609	813

Effect of changes in exchange rates on cash and cash equivalents	(16)	6

Net increase in cash and cash equivalents	91	141
Cash and cash equivalents, beginning of period	911	482

Cash and cash equivalents, end of period	$1,002	$623

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

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

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

Acquisition of Avis Europe plc

In June 2011, the Company reached an agreement with Avis Europe plc (“Avis Europe”) to acquire all outstanding shares of Avis Europe for approximately £635 million (approximately $1 billion). In August 2011, the shareholders of Avis Europe voted to approve the acquisition and it was subsequently approved by the court. The Company completed the acquisition in October 2011. As a result of the acquisition, as of October 2011, the Company now provides vehicle rental and ancillary products and services in Europe, the Middle East, Africa and Asia. As part of the agreement to acquire Avis Europe, the Company established an escrow account and purchased £246 million to be used in the funding of the acquisition. As a result, this cash has been classified as restricted cash on the Company’s Consolidated Condensed Balance Sheets as of September 30, 2011.

Transaction-related Costs

As noted above, the Company completed the acquisition of Avis Europe on October 3, 2011. In addition, in September 2011, the Company announced that it had decided not to pursue the acquisition of Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”) at this time in light of current market conditions. Transaction-related costs including due-diligence, financing and other costs associated with the Company’s acquisition of Avis Europe and its previous efforts to acquire Dollar Thrifty, are now being classified separately in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2011 and 2010. Related costs from the three and nine months ended September 30, 2010 have been reclassified from selling, general and administrative expenses to transaction-related costs to conform to the current presentation. This reclassification had no impact on total expenses, income before income taxes, net income or earnings per share. Transaction-related costs in the future are also expected to include costs for the integration of the acquired business.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, which provides companies the option to bypass the annual quantitative goodwill impairment assessment and assess qualitative factors to determine whether there are events or circumstances which would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company is currently assessing whether it will elect to adopt this guidance in fourth quarter 2011, as permitted, or on January 1, 2012, as required, but it is not expected to have a significant impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan”, which requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures regarding their participation in multiemployer pension plans. The Company plans to adopt this guidance on December 31, 2011, as required, and it is not expected to have an impact on the Company’s financial statements; however, it will result in incremental disclosure about the Company’s participation in multiemployer pension plans.

2.	Restructuring Charges

Beginning in late 2008, the Company implemented initiatives within the Company’s Domestic Car Rental, International Car Rental and Truck Rental segments to reduce costs, enhance organizational efficiency and consolidate and rationalize existing processes and facilities. The Company incurred associated restructuring charges primarily for severance, outplacement services and other costs associated with the employee terminations.

As of September 30, 2011, the remaining liability relating to restructuring actions amounted to $1 million, primarily for Domestic Car Rental facility-related lease obligation costs for vacated locations which are expected to be paid through 2015. The Company has substantially completed its activities under this plan.

The utilization of the restructuring liability is recorded within the Company’s segments as follows:

	Domestic Car Rental	Total
Balance as of January 1, 2011	$6	$6
Incremental charge	1	1
Cash payment/utilization	(6)	(6)

Balance as of September 30, 2011	$1	$1

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income for basic EPS	$82	$90	$141	$78
Convertible debt interest, net of tax	2	2	5	6

Net income for diluted EPS	$84	$92	$146	$84

Basic weighted average shares outstanding	105.4	103.2	105.1	103.0
Options, warrants and non-vested stock	2.3	2.2	2.6	2.2
Convertible debt	21.2	21.2	21.2	21.2

Diluted weighted average shares outstanding	128.9	126.6	128.9	126.4

Earnings per share:
Basic	$0.78	$0.88	$1.34	$0.76
Diluted	$0.65	$0.73	$1.14	$0.66

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options (a)	1.1	2.0	1.2	2.0
Warrants (b)	21.2	21.2	21.2	21.2

(a)

The weighted average exercise price for anti-dilutive options for the three and nine months ended September 30, 2011 was $24.59 and $24.59, respectively. For the three and nine months ended September 30, 2010, the weighted average exercise price for anti-dilutive options was $20.92.

(b)

Represents all outstanding warrants for the three and nine months ended September 30, 2011 and 2010. The exercise price for the warrants outstanding for the three and nine months ended September 30, 2011 and 2010 was $22.50.

4.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Franchise agreements	$73	$26	$47	$73	$24	$49
Customer lists	19	10	9	19	10	9
Other	2	1	1	2	1	1

	$94	$37	$57	$94	$35	$59

Unamortizable Intangible Assets
Goodwill	$76			$76

Trademarks (a)	$418			$422

(a)	The decrease in trademarks is primarily due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was approximately $1 million during third quarter 2011 and 2010. For the nine months ended September 30, 2011 and 2010, amortization expense was approximately $2 million.

Based on the Company’s amortizable intangible assets at September 30, 2011, the Company expects amortization expense of approximately $1 million for the remainder of 2011 and approximately $3 million for each of the five fiscal years thereafter.

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

Debt Instruments

The carrying amounts and estimated fair values of debt instruments are as follows:

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Current portion of long-term debt	$6	$6	$8	$8
Long-term debt, excluding convertible debt	2,147	2,006	2,149	2,211
Convertible debt	345	334	345	407
Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (AESOP) LLC	$5,326	$5,403	$3,987	$4,045
Vehicle-backed debt	805	834	521	526

Derivative Instruments and Hedging Activities

The Company uses foreign exchange forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions, including the announced agreement to acquire Avis Europe. The Company primarily hedges its foreign currency exposure to the Canadian, Australian and New Zealand dollars, the Euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. With the exception of forecasted foreign currency denominated acquisitions, fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third party receipts and disbursements up to twelve months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from accumulated other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three and nine months ended September 30, 2011 and 2010 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income to earnings over the next twelve months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps, designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company records the effective portion of changes in the fair value of these cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The changes in fair values of hedges that were determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. During the nine months ended September 30, 2010, the Company reclassified $36 million from accumulated other comprehensive income to earnings in connection with the early termination of certain interest rate swaps related to the repayment of a portion of the Company’s floating rate term loan. The Company estimates that approximately $37 million of losses deferred in accumulated other comprehensive income will be recognized over the next twelve months, which is expected to be offset in earnings by the impact of the underlying hedged items.

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

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives as of September 30, 2011 was approximately $5 million, for which the Company has posted cash collateral in the same amount in the normal course of business.

As of September 30, 2011, the Company held derivative instruments with notional values as follows: interest rate caps of approximately $4.0 billion, interest rate swaps of $132 million, foreign exchange forward contracts of approximately $1.4 billion, foreign exchange swaps of $19 million and commodity contracts for the purchase of 14 million gallons of unleaded gasoline.

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

Fair values of derivative instruments are as follows:

	As of September 30, 2011		As of December 31, 2010
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$—	$4	$—	$4
Derivatives not designated as hedging instruments (a)
Foreign exchange forward contracts (c)	—	31	—	3
Foreign exchange swaps (c)	—	1	—	—
Interest rate swaps (b)	—	—	—	1
Interest rate contracts (d)	2	2	1	7
Commodity contracts (c)	—	3	—	—

Total	$2	$41	$1	$15

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 12—Stockholders’ Equity.

(b)	Included in other non-current liabilities.
(c)	Included in other current liabilities.
(d)	Included in assets under vehicle programs and liabilities under vehicle programs.

The effect of derivatives recognized in the Company’s Consolidated Condensed Financial Statements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives designated as hedging instruments
Interest rate swaps (a)	$8	$8	$24	$22
Derivatives not designated as hedging instruments
Foreign exchange forward contracts (b)	$(12)	$(1)	$(33)	$(1)
Foreign exchange swaps (c)	(1)	16	4	15
Interest rate contracts (d)	—	—	(1)	(2)
Commodity contracts (c)	(3)	—	(2)	—

(a)	Amounts are recognized as a component of other comprehensive income within stockholders’ equity, net of tax.
(b)

For the three months ended September 30, 2011, includes a $14 million loss in transaction-related costs and a $2 million gain in operating expenses. For the nine months ended September 30, 2011, includes a $31 million loss in transaction-related costs and $2 million loss in operating expenses. For the three and nine months ended September 30, 2010, the amounts are included in operating expenses.

(c)	Included in operating expenses.
(d)	Included in interest expense.

6.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of September 30, 2011	As of December 31, 2010
Rental vehicles	$8,074	$7,007
Less: Accumulated depreciation	(1,087)	(1,135)

	6,987	5,872
Vehicles held for sale	805	550

Vehicles, net	$7,792	$6,422

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depreciation expense	$370	$355	$1,034	$981
Lease charges	10	6	30	25
Gain on sales of vehicles, net and vehicle disposition costs	(76)	(9)	(224)	(18)

Vehicle depreciation and lease charges, net	$304	$352	$840	$988

For the three months ended September 30, 2011 and 2010, vehicle interest, net, on the accompanying Consolidated Condensed Statements of Income excludes $49 million and $43 million, respectively, and for the nine months ended September 30, 2011 and 2010, vehicle interest, net excludes $150 million and $127 million, respectively, of interest expense related to the Company’s convertible senior notes and the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary.

7.	Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2011 is a provision of 40.3%. Such rate differs from the Federal statutory rate of 35.0% primarily due to state taxes and the non-deductibility of certain transaction-related costs.

The Company’s effective tax rate for the nine months ended September 30, 2010 is a provision of 26.4%. Such rate differs from the Federal statutory rate of 35.0% primarily due to an $11 million benefit relating to additional tax depreciation within the Company’s operations in Australia.

8.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of September 30, 2011	As of December 31, 2010
Accounts payable	$218	$209
Accrued payroll and related	158	155
Public liability and property damage insurance liabilities – current	93	93
Advertising and marketing	70	53
Other	514	415

	$1,053	$925

9.	Long-term Debt and Borrowing Arrangements

Long-term debt consisted of:

	Maturity Dates	As of September 30, 2011	As of December 31, 2010
Floating rate term loan (a)	April 2014	$268	$271
Floating rate notes	May 2014	250	250
7 5/8% notes	May 2014	200	200
3 1/2% convertible notes	October 2014	345	345
7 3/4% notes	May 2016	375	375
9 5/8% notes	March 2018	445	444
8 1/4% notes	January 2019	602	602

		2,485	2,487
Other		13	15

Total long-term debt		2,498	2,502
Less: Current portion		6	8

Long-term debt		$2,492	$2,494

(a)

The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. The floating rate term loan bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at September 30, 2011.

During September 2011, the Company entered into an Incremental Facilities Agreement and an Incremental Tranche B Term Facility Agreement to amend its secured Amended and Restated Credit Agreement dated as of May 3, 2011 (the “Credit Agreement”). Pursuant to these new agreements, the Credit Agreement was amended to make available to the Company a $20 million tranche A incremental term loan (the “Term Loan A”) and a $420 million tranche B incremental term loan (the “Term Loan B”) which mature in May 2016 and September 2018, respectively. The Term Loan A will bear interest at LIBOR plus 3% per annum, and the Term Loan B will bear interest at the Eurocurrency rate, of not less than 1.25% plus a margin of 5.0% per annum. The Company has agreed to pay to the Term Loan B lenders an amount equal to 2.0% each such lender’s commitments under the Term Loan B which was structured as an original issue discount. Both the Term Loan A and the Term Loan B were contingent upon the Company’s acquisition of Avis Europe, which occurred on October 3, 2011.

During October 2011, the Company issued $250 million aggregate principal amount of 9 3/4% Senior Notes due 2020. The notes will pay interest semi-annually on March 15 and September 15 of each year, beginning in March 2012. The notes were originally issued as unsecured obligations of the Company’s AE Escrow Corporation subsidiary, and were subsequently assumed by Avis Budget Car Rental and guaranteed on a senior basis by the Company and certain of its domestic subsidiaries. These notes were issued at par and the proceeds were used to partially fund the acquisition of Avis

Europe. The notes rank equally with all existing and future senior unsecured indebtedness and are senior to all existing and future subordinated indebtedness. The Company has the right to redeem these notes in whole or in part at any time at the applicable redemption price plus any accrued and unpaid interest through the redemption date. In connection with the sale of the notes, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, in November 2011 it launched an offer to exchange the originally issued notes for new notes which have been registered under the Securities Act of 1933, as amended. The terms of the new notes will be substantially identical to those of the originally issued notes except that the transfer restrictions and registration rights provisions relating to the originally issued notes will not apply to the new notes.

Committed Credit Facilities and Available Funding Arrangements

At September 30, 2011, the committed credit facilities available to the Company and/or its subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a) (b)	$1,200	$—	$784	$416

(a)

This revolving credit facility matures in 2016 and bears interest of one month LIBOR plus 325 basis points. The senior credit facility, which encompasses the floating rate term loan, the Term Loan A, the Term Loan B and the revolving credit facility, is secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by the Company’s domestic subsidiaries, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)

During September 2011, this revolving credit facility was amended to expand the available capacity to $1.4 billion, contingent upon the completion of the Company’s acquisition of Avis Europe, which occurred on October 3, 2011.

During September 2011, the Company entered into a Senior Interim Loan Agreement to replace the Senior Secured Interim Loan Agreement and the Senior Unsecured Interim Loan Agreement entered into in June 2011, in connection with the planned acquisition of Avis Europe. Deferred financing fees related to the replaced loan agreements have been expensed in transaction-related costs. The Senior Interim Loan Agreement provides for a commitment of up to $580 million and initially bears interest, at the Company’s option, at either a Eurocurrency rate, which shall not be less than 1.5%, plus a margin of 7.50% per annum or an alternate base rate, which shall not be less than 2.5%, plus a margin of 6.50% per annum, subject to increase by 0.50% per annum at the end of each consecutive three-month period ending after the date of funding of the interim loans through the one-year anniversary of the interim loan funding date, subject to a cap. Any borrowings under this loan agreement would mature on the seven-year anniversary of the funding date. This loan agreement expired pursuant to its terms in October 2011, and the Company made no borrowings under it.

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facilities contain maximum leverage and minimum interest coverage ratio requirements. As of September 30, 2011, the Company was in compliance with the financial covenants of its senior credit facilities.

10.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC) consisted of:

	As of September 30, 2011	As of December 31, 2010
Debt due to Avis Budget Rental Car Funding (a)	$5,326	$3,987
Budget Truck Funding program	194	244
Other (b)	613	284

	$6,133	$4,515

(a)	The increase reflects increased borrowing within Domestic Car Rental operations to fund an increase in the size of the Company’s domestic car rental fleet.
(b)	The increase principally reflects increased borrowing within International Car Rental operations due to an increase in the size of the Company’s international vehicle rental fleet.

In 2010, the Company established a variable funding note program with a maximum capacity of $400 million of notes to be issued by Avis Budget Rental Car Funding to the Company to finance the purchase of vehicles. These variable funding notes pay interest of 4.5% at September 30, 2011 and mature in March 2012. As of September 30, 2011, there were no outstanding amounts due to the Company from Avis Budget Rental Car Funding under the program. During the three months ended September 30, 2011, no funding under the program occurred; however, for the nine months ended September 30, 2011, the Company earned interest income of $4 million and incurred equal amounts of interest expense on these notes, which were eliminated in consolidation in the Company’s financial statements.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at September 30, 2011:

Vehicle-Backed Debt
Within 1 year (a)	$2,251
Between 1 and 2 years	815
Between 2 and 3 years	658
Between 3 and 4 years	771
Between 4 and 5 years	741
Thereafter	897

$6,133

(a)	Vehicle-backed debt maturing within one year includes term asset-backed securities maturities of approximately $1.6 billion and bank and bank-sponsored borrowings of $607 million.

As of September 30, 2011, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,241	$5,326	$1,915
Budget Truck financing (c)	194	194	—
Other (d)	954	613	341

	$8,389	$6,133	$2,256

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.9 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $313 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2011, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including with respect to contract disputes, business practices (including wage and hour claims, insurance claims, intellectual property claims, environmental issues and other commercial, employment and tax matters), and breach of contract claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate. However, litigation is inherently unpredictable and, although the Company believes that its accruals are appropriate, unfavorable resolutions could occur, which could materially impact the Company’s results of operations or cash flows in a particular reporting period.

Commitment for the Acquisition of Avis Europe

On June 14, 2011, the Company and Avis Europe announced that they had reached an agreement on the terms of an acquisition by the Company of all outstanding shares of Avis Europe in exchange for £3.15 in cash per Avis Europe share, which values Avis Europe’s ordinary equity at approximately £635 million, or approximately $1.0 billion. The acquisition by the Company was effected by means of a scheme of arrangement between Avis Europe and its shareholders pursuant to Part 26 of the UK Companies Act 2006. On October 3, 2011, the Company completed the acquisition of Avis Europe. The Company funded the acquisition using a combination of its own cash resources and incremental indebtedness.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $4.4 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Concentrations

Concentrations of credit risk at September 30, 2011 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Kia Motors America, Inc., Hyundai Motor America, Chrysler Group LLC, and Ford Motor Company and (ii) risks related to Realogy and Wyndham, including receivables of $97 million and $59 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport. These guarantees primarily relate to various real estate operating leases that were entered into prior to the Separation. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to the various real estate operating leases is estimated to be approximately $130 million, the majority of which expire by the end of 2014. At September 30, 2011, the liability recorded by the Company in connection with these guarantees was approximately $3 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport, as applicable. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

12.	Stockholders’ Equity

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains on Available-for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2011	$182	$(46)	$—	$(44)	$92
Current period change	(37)	24	2	—	(11)

Balance, September 30, 2011	$145	$(22)	$2	$(44)	$81

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$82	$90	$141	$78
Other comprehensive income:
Currency translation adjustment	(75)	62	(37)	35
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	22
Net unrealized gains on available-for-sale securities	—	—	2	—
Net unrealized gains on cash flow hedges, net of tax	8	8	24	22

	(67)	70	(11)	79

Total comprehensive income	$15	$160	$130	$157

During the nine months ended September 30, 2011 and 2010, the Company’s net unrealized losses on cash flow hedges decreased by $40 million and $36 million ($24 million and $22 million, net of tax), respectively, primarily due to the realization of losses in income. These cash flow hedges were primarily used to manage the interest-rate risk associated with the Company’s floating rate vehicle-backed and corporate debt. Such decrease during the nine months ended September 30, 2011 and 2010 included $39 million and $42 million ($24 million and $26 million, net of tax), respectively, related to the Company’s vehicle-backed debt and is offset by a corresponding change in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheets.

In first quarter 2010, the Company reclassified $36 million ($22 million, net of tax) of unrealized losses on certain interest rate swaps to early extinguishment of debt in connection with the repayment of a portion of the Company’s floating rate term loan and the settlement of such hedges.

13.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards based on the estimated fair value of the award at the grant date, which is recognized over the requisite service period. The Company recorded stock-based compensation expense of $3 million and $3 million ($2 million and $2 million, net of tax) during third quarter 2011 and 2010, respectively, and $14 million and $11 million ($8 million and $7 million, net of tax) during the nine months ended September 30, 2011 and 2010, respectively, related to employee stock awards that were granted by the Company.

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

Restricted Stock and Stock Unit Awards

During the nine months ended September 30, 2011 and 2010, the Company granted 355,000 and 971,000 market-vesting restricted stock units, respectively, and 648,000 and 989,000 time-based restricted stock units, respectively, under the Company’s amended 2007 Equity and Incentive Plan. The number of market-vesting restricted stock units which will ultimately vest is based on the Company’s common stock achieving certain price targets for a specified number of trading days. Of the market-vesting restricted stock units granted during the nine months ended September 30, 2011, 262,000 units vest after three years and 93,000 units vest 50% on each of the third and fourth anniversary of the date of grant. Of the time-based restricted stock units granted during the nine months ended September 30, 2011, 617,000 vest ratably on the first three anniversaries of the grant date and 31,000 vest on the first anniversary of the date of the grant. For the market-vesting restricted stock units granted during the nine months ended September 30, 2010, 600,000 units vest ratably over years two through five following the date of grant and 371,000 vest after three years. Of the time-based restricted stock units granted during the nine months ended September 30, 2010, 789,000 vest ratably on the first three anniversaries of the grant date and 200,000 vest on the first anniversary of the date of the grant.

The Company determined the fair value of its market-vesting restricted stock units granted in 2011 and 2010 using a Monte Carlo simulation model. The fair value of each of the Company’s market-vesting restricted stock units which contain three- and four-year vesting periods, issued in 2011, was estimated to be approximately $11.39 and $12.53, respectively. The fair value of each of the Company’s market-vesting restricted stock units which contain three- and five-year vesting periods, issued in 2010, was estimated to be approximately $8.88 and $9.57, respectively. The assumptions used to estimate the fair values of the market-vesting restricted stock awards using the Monte Carlo simulation model in 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
Expected volatility of stock price	48%	54%
Risk-free interest rate	0.62% - 1.21%	1.47% - 1.74%
Valuation period	3-4 years	3-5 years
Dividend yield	0.0%	0.0%

Stock Options

During first quarter 2010, the Company granted 160,000 stock options under the Company’s amended 2007 Equity and Incentive Plan. The stock options (i) vest ratably over a five-year term, (ii) expire ten years from the date of grant and (iii) have an exercise price that was set at the closing price of the Company’s common stock on the date of the grant.

The Company used the Black-Scholes option pricing model to calculate the fair value of the time-vesting stock options granted in first quarter 2010. Based on facts and circumstances at the time of the grant, the Company used the implied volatility of its publicly traded, near-the-money stock options with a remaining maturity of at least one year. The Company considered several factors in estimating the life of the options granted, including the historical option exercise behavior of employees and the option vesting periods. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company did not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero. The fair value of the Company’s time-vesting stock options issued in first quarter 2010 was estimated to be $6.16. The assumptions used to estimate the fair value using the Black-Scholes simulation option pricing in first quarter 2010 were as follows:

Three Months Ended March 31, 2010
Expected volatility of stock price	54%
Risk-free interest rate	2.82%
Expected life of options	6 years
Dividend yield	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2011	3,059	$13.64	5,026	$7.22
Granted at fair market value	1,003	14.46	—	—
Vested/exercised (a)	(728)	14.40	(1,219)	0.98
Canceled	(307)	23.35	(278)	21.54

Balance at September 30, 2011 (b) (c)	3,027	12.74	3,529	8.25

(a)	During the nine months ended September 30, 2011, zero performance-based RSUs vested. Stock options exercised during the nine months ended September 30, 2011 had intrinsic value of $18 million.
(b)

As of September 30, 2011, the Company’s outstanding RSUs had aggregate intrinsic value of $29 million; aggregate unrecognized compensation expense related to RSUs amounted to $21 million; and the balance of RSUs at September 30, 2011 consists of 1,284,000 related to time-based awards and 1,743,000 related to market-vesting and performance-based awards. Approximately 2,000 time-based and 2,000 performance-based RSUs are eligible to vest in 2011, if applicable service and performance criteria are satisfied.

(c)

As of September 30, 2011, the Company’s outstanding stock options had aggregate intrinsic value of $21 million; there were 2.4 million “in-the-money” stock options; and aggregate unrecognized compensation expense related to unvested stock options amounted to $1 million. Approximately 3.4 million stock options are exercisable as of September 30, 2011.

The table below summarizes information regarding the Company’s outstanding stock options as of September 30, 2011 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $10.00	7.3	2,388
$10.01 to $15.00	8.3	160
$15.01 to $20.00	1.2	155
$20.01 to $25.00	—	—
$25.01 to $30.00	0.4	816
$30.01 and above	3.0	10

	5.5	3,529

As of September 30, 2011, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, and a weighted average remaining contractual life of 1.8 years.

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

	Three Months Ended September 30,
	2011		2010
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Domestic Car Rental	$1,193	$179	$1,127	$137
International Car Rental	318	74	274	62
Truck Rental	112	22	111	19
Corporate and Other (a)	—	(3)	—	(5)

Total Company	$1,623	272	$1,512	213

Less: Non-vehicle related depreciation and amortization		22		24
Interest expense related to corporate debt, net		48		40
Transaction-related costs (b)		66		5

Income before income taxes		$136		$144

	Nine Months Ended September 30,
	2011		2010
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Domestic Car Rental	$3,177	$380	$2,989	$205
International Car Rental	802	136	687	124
Truck Rental	290	40	282	30
Corporate and Other (a)	—	(10)	1	(13)

Total Company	$4,269	546	$3,959	346

Less: Non-vehicle related depreciation and amortization		65		70
Interest expense related to corporate debt, net:
Interest expense		143		122
Early extinguishment of debt		—		40
Transaction-related costs (b)		102		8

Income before income taxes		$236		$106

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

During the three and nine months ended September 30, 2011, the Company incurred $66 million and $102 million, respectively, in transaction-related costs related to due diligence, financing and other expenses associated with its announced agreement to acquire Avis Europe, including $26 million and $49 million, respectively, of losses on foreign-currency transactions related to the purchase price, and our previous efforts to acquire Dollar Thrifty. During the three and nine months ended September 30, 2010, the Company incurred $5 million and $8 million, respectively of expenses related to our previous efforts to acquire Dollar Thrifty.

Since December 31, 2010, there have been no significant changes in segment assets with the exception of the Company’s Domestic Car Rental segment assets under vehicle programs and International Car Rental segment assets under vehicle programs. As of September 30, 2011 and December 31, 2010, Domestic Car Rental segment assets under vehicle programs were approximately $6.9 billion and approximately $5.5 billion, respectively. International Car Rental segment assets under vehicle programs were approximately $1.1 billion as of September 30, 2011 and $966 million as of December 31, 2010.

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Income for the three and nine months ended September 30, 2011 and 2010, Consolidating Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by Avis Budget Car Rental. These senior notes consist of Avis Budget Car Rental’s 7 5/8% Notes due 2014, 7 3/4% Notes due 2016, Floating Rate Notes due 2014, 9 5/8% Notes due 2018 and 8 1/4% Notes due 2019 (collectively, the “Notes”). See Note 9—Long-term Debt and Borrowing Arrangements for additional information regarding these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Income

Three Months Ended September 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$995	$216	$—	$1,211
Other	—	—	282	512	(382)	412

Net revenues	—	—	1,277	728	(382)	1,623

Expenses
Operating	—	1	615	167	—	783
Vehicle depreciation and lease charges, net	—	—	246	318	(260)	304
Selling, general and administrative	3	—	159	28	—	190
Vehicle interest, net	—	—	59	53	(38)	74
Non-vehicle related depreciation and amortization	—	—	20	2	—	22
Interest expense related to corporate debt, net:
Interest expense (income)	3	46	—	(1)	—	48
Intercompany interest expense (income)	—	(46)	46	—	—	—
Transaction-related costs	66	—	—	—	—	66

Total expenses	72	1	1,145	567	(298)	1,487

Income (loss) before income taxes and equity in earnings of subsidiaries	(72)	(1)	132	161	(84)	136
Provision for (benefit from) income taxes	(27)	—	58	23	—	54
Equity in earnings (loss) of subsidiaries	127	128	54	—	(309)	—

Net income (loss)	$82	$127	$128	$138	$(393)	$82

Nine Months Ended September 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$2,623	$540	$—	$3,163
Other	—	—	772	1,399	(1,065)	1,106

Net revenues	—	—	3,395	1,939	(1,065)	4,269

Expenses
Operating	2	5	1,709	450	—	2,166
Vehicle depreciation and lease charges, net	—	—	686	865	(711)	840
Selling, general and administrative	8	—	427	76	—	511
Vehicle interest, net	—	(1)	166	148	(108)	205
Non-vehicle related depreciation and amortization	—	—	59	6	—	65
Interest expense related to corporate debt, net:
Interest expense (income)	7	138	—	(2)	—	143
Intercompany interest expense (income)	(8)	(138)	146	—	—	—
Transaction-related costs	102	—	—	—	—	102
Restructuring charges	—	—	1	—	—	1

Total expenses	111	4	3,194	1,543	(819)	4,033

Income (loss) before income taxes and equity in earnings of subsidiaries	(111)	(4)	201	396	(246)	236
Provision for (benefit from) income taxes	(39)	(1)	90	45	—	95
Equity in earnings (loss) of subsidiaries	213	216	105	—	(534)	—

Net income (loss)	$141	$213	$216	$351	$(780)	$141

Three Months Ended September 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$958	$187	$—	$1,145
Other	—	—	257	465	(355)	367

Net revenues	—	—	1,215	652	(355)	1,512

Expenses
Operating	1	2	560	142	—	705
Vehicle depreciation and lease charges, net	—	—	293	313	(254)	352
Selling, general and administrative	3	—	131	22	—	156
Vehicle interest, net	—	—	73	40	(33)	80
Non-vehicle related depreciation and amortization	—	—	22	2	—	24
Interest expense related to corporate debt, net:
Interest expense (income)	2	39	—	(1)	—	40
Intercompany interest expense (income)	(4)	(39)	43	—	—	—
Transaction-related costs	5	—	—	—	—	5
Restructuring charges	—	—	6	—	—	6

Total expenses	7	2	1,128	518	(287)	1,368

Income (loss) before income taxes and equity in earnings of subsidiaries	(7)	(2)	87	134	(68)	144
Provision for (benefit from) income taxes	(3)	—	37	20	—	54
Equity in earnings (loss) of subsidiaries	94	96	46	—	(236)	—

Net income (loss)	$90	$94	$96	$114	$(304)	$90

Nine Months Ended September 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$2,508	$464	$—	$2,972
Other	1	—	702	1,272	(988)	987

Net revenues	1	—	3,210	1,736	(988)	3,959

Expenses
Operating	5	6	1,563	382	—	1,956
Vehicle depreciation and lease charges, net	—	—	837	813	(662)	988
Selling, general and administrative	9	—	359	62	—	430
Vehicle interest, net	—	—	214	106	(90)	230
Non-vehicle related depreciation and amortization	—	—	65	5	—	70
Interest expense related to corporate debt, net:
Interest expense (income)	7	116	—	(1)	—	122
Intercompany interest expense (income)	(10)	(116)	126	—	—	—
Early extinguishment of debt	—	40	—	—	—	40
Transaction-related costs	8	—	—	—	—	8
Restructuring charges	—	—	9	—	—	9

Total expenses	19	46	3,173	1,367	(752)	3,853

Income (loss) before income taxes and equity in earnings of subsidiaries	(18)	(46)	37	369	(236)	106
Provision for (benefit from) income taxes	(7)	1	5	29	—	28
Equity in earnings (loss) of subsidiaries	89	136	104	—	(329)	—

Net income (loss)	$78	$89	$136	$340	$(565)	$78

Consolidating Condensed Balance Sheets

As of September 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$688	$2	$310	$—	$1,002
Restricted cash	384	—	1	10	—	395
Receivables, net	—	94	168	108	—	370
Deferred income taxes	8	—	122	5	(2)	133
Other current assets	32	87	67	94	(24)	256

Total current assets	426	869	360	527	(26)	2,156
Property and equipment, net	—	66	288	40	—	394
Deferred income taxes	38	363	220	13	—	634
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	7	381	87	—	475
Other non-current assets	141	108	6	12	—	267
Intercompany receivables (payables)	(38)	296	(486)	228	—	—
Investment in subsidiaries	577	1,308	2,504	—	(4,389)	—

Total assets exclusive of assets under vehicle programs	1,144	3,017	3,347	909	(4,415)	4,002

Assets under vehicle programs:
Program cash	—	—	—	21	—	21
Vehicles, net	—	9	4	7,779	—	7,792
Receivables from vehicle manufacturers and other	—	—	—	167	—	167
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	329	—	329

	—	9	4	8,296	—	8,309

Total assets	$1,144	$3,026	$3,351	$9,205	$(4,415)	$12,311

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$118	$275	$529	$154	$(23)	$1,053
Current portion of long-term debt	—	3	3	—	—	6

Total current liabilities	118	278	532	154	(23)	1,059
Long-term debt	345	2,138	9	—	—	2,492
Other non-current liabilities	129	54	223	121	—	527

Total liabilities exclusive of liabilities under vehicle programs	592	2,470	764	275	(23)	4,078

Liabilities under vehicle programs:
Debt	—	1	—	806	—	807
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,326	—	5,326
Deferred income taxes	—	—	1,279	182	—	1,461
Other	—	—	—	87	—	87

	—	1	1,279	6,401	—	7,681

Total stockholders’ equity	552	555	1,308	2,529	(4,392)	552

Total liabilities and stockholders’ equity	$1,144	$3,026	$3,351	$9,205	$(4,415)	$12,311

As of December 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$257	$513	$3	$138	$—	$911
Restricted cash	—	10	—	—	—	10
Receivables, net	—	77	148	90	—	315
Deferred income taxes	8	—	122	5	(5)	130
Other current assets	70	55	84	97	(34)	272

Total current assets	335	655	357	330	(39)	1,638
Property and equipment, net	—	61	321	43	—	425
Deferred income taxes	44	300	229	14	—	587
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	7	382	92	—	481
Other non-current assets	140	97	11	24	(17)	255
Intercompany receivables (payables)	105	539	(792)	148	—	—
Investment in subsidiaries	337	1,112	2,392	—	(3,841)	—

Total assets exclusive of assets under vehicle programs	961	2,771	2,974	653	(3,897)	3,462

Assets under vehicle programs:
Program cash	—	—	—	4	—	4
Vehicles, net	—	8	24	6,390	—	6,422
Receivables from vehicle manufacturers and other	—	—	—	149	—	149
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	290	—	290

	—	8	24	6,833	—	6,865

Total assets	$961	$2,779	$2,998	$7,486	$(3,897)	$10,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$72	$250	$488	$148	$(33)	$925
Current portion of long-term debt	—	4	4	—	—	8

Total current liabilities	72	254	492	148	(33)	933
Long-term debt	345	2,139	10	—	—	2,494
Other non-current liabilities	134	58	237	120	(14)	535

Total liabilities exclusive of liabilities under vehicle programs	551	2,451	739	268	(47)	3,962

Liabilities under vehicle programs:
Debt	—	7	—	521	—	528
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	3,987	—	3,987
Deferred income taxes	—	—	1,147	186	—	1,333
Other	—	—	—	107	—	107

	—	7	1,147	4,801	—	5,955

Total stockholders’ equity	410	321	1,112	2,417	(3,850)	410

Total liabilities and stockholders’ equity	$961	$2,779	$2,998	$7,486	$(3,897)	$10,327

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(11)	$183	$(256)	$874	$482	$1,272

Investing activities
Property and equipment additions	—	(9)	(16)	(5)	—	(30)
Proceeds received on asset sales	—	6	2	1	—	9
Acquisition-related restricted cash	(401)	—	—	—	—	(401)
Other, net	(7)	(3)	—	(1)	—	(11)

Net cash used in investing activities exclusive of vehicle programs	(408)	(6)	(14)	(5)	—	(433)

Vehicle programs:
Decrease (increase) in program cash	—	—	—	(19)	—	(19)
Investment in vehicles	—	(12)	(3)	(6,686)	—	(6,701)
Proceeds received on disposition of vehicles	—	9	8	4,362	—	4,379
Investment in debt securities of AESOP - related party	(400)	—	—	—	—	(400)
Proceeds from debt securities of AESOP - related party	400	—	—	—	—	400

	—	(3)	5	(2,343)	—	(2,341)

Net cash used in investing activities	(408)	(9)	(9)	(2,348)	—	(2,774)

Financing activities
Principal payments on borrowings	—	(3)	(3)	—	—	(6)
Net intercompany transactions	177	38	268	(1)	(482)	—
Debt financing fees	(14)	(19)	—	—	—	(33)
Other, net	1	—	—	—	—	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	164	16	265	(1)	(482)	(38)

Vehicle programs:
Proceeds from borrowings	—	—	—	8,235	—	8,235
Principal payments on borrowings	—	—	—	(6,568)	—	(6,568)
Debt financing fees	—	(15)	(1)	(4)	—	(20)

	—	(15)	(1)	1,663	—	1,647

Net cash provided by (used in) financing activities	164	1	264	1,662	(482)	1,609

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(16)	—	(16)

Net (decrease) increase in cash and cash equivalents	(255)	175	(1)	172	—	91
Cash and cash equivalents, beginning of period	257	513	3	138	—	911

Cash and cash equivalents, end of period	$2	$688	$2	$310	$—	$1,002

Nine Months Ended September 30, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$83	$19	$(177)	$1,107	$306	$1,338

Investing activities
Property and equipment additions	—	(9)	(26)	(4)	—	(39)
Proceeds received on asset sales	—	10	—	1	—	11
Other, net	(3)	(3)	—	(1)	—	(7)

Net cash used in investing activities exclusive of vehicle programs	(3)	(2)	(26)	(4)	—	(35)

Vehicle programs:
Decrease (increase) in program cash	—	—	—	123	—	123
Investment in vehicles	—	(18)	—	(6,531)	—	(6,549)
Proceeds received on disposition of vehicles	—	28	7	4,410	—	4,445
Investment in debt securities of AESOP - related party	(380)	—	—	—	—	(380)
Proceeds from debt securities of AESOP - related party	380	—	—	—	—	380

	—	10	7	(1,998)	—	(1,981)

Net cash provided by (used in) investing activities	(3)	8	(19)	(2,002)	—	(2,016)

Financing activities
Proceeds from borrowings	—	444	—	—	—	444
Principal payments on borrowings	—	(455)	(3)	—	—	(458)
Net intercompany transactions	(63)	150	218	1	(306)	—
Debt financing fees	—	(32)	—	—	—	(32)
Other, net	2	2	—	—	—	4

Net cash provided by (used in) financing activities exclusive of vehicle programs	(61)	109	215	1	(306)	(42)

Vehicle programs:
Proceeds from borrowings	—	—	—	7,196	—	7,196
Principal payments on borrowings	—	(1)	(19)	(6,371)	—	(6,391)
Net change in short-term borrowing	—	—	—	67	—	67
Debt financing fees	—	(8)	(5)	(4)	—	(17)

	—	(9)	(24)	888	—	855

Net cash provided by (used in) financing activities	(61)	100	191	889	(306)	813

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	6	—	6

Net (decrease) increase in cash and cash equivalents	19	127	(5)	—	—	141
Cash and cash equivalents, beginning of period	242	70	7	163	—	482

Cash and cash equivalents, end of period	$261	$197	$2	$163	$—	$623

16.	Subsequent Events

On October 3, 2011, the Company completed the previously announced acquisition of the entire issued share capital of Avis Europe for approximately $1.0 billion. The acquisition reunited the global operation of the Avis and Budget brands under one corporate umbrella, and the Company expects the acquisition to allow it to more effectively serve vehicle-rental customers worldwide. Primarily as a result of change-of-control provisions included in Avis Europe’s debt, the Company is repaying approximately $620 million of Avis Europe’s existing indebtedness. During October 2011, the Company repaid $290 million of Avis Europe’s existing indebtedness and obtained an approximately $480 million multi-national vehicle-backed financing facility maturing in October 2013 to help fund the Company’s European vehicle fleet. The accounting for the acquisition was incomplete at the time the Company issued its financial statements as it was still in the process of determining the fair value of the assets acquired and liabilities assumed. Accordingly, at the time of this filing it was impracticable for the Company to (i) present the acquisition date fair value of assets acquired and liabilities assumed, or assets and liabilities arising from contingencies; (ii) calculate the amount of goodwill and intangibles acquired and the total amount of goodwill that is expected to be deductible for tax purposes; and (iii) provide the pro forma segment disclosures.

On October 3, 2011, the Company’s AE Escrow Corporation subsidiary completed an offering of $250 million of its 9.75% Senior Notes due 2020. The notes were issued at par and will pay interest semi-annually on March 15 and September 15 of each year, beginning in March 2012. The Company used the proceeds to partially fund the acquisition of Avis Europe. Following the completion of the acquisition, the notes became obligations of the Company’s Avis Budget Car Rental LLC subsidiary in accordance with their terms and are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries.

During October 2011, the Company’s Avis Budget Rental Car Funding subsidiary completed the renewal of its principal U.S. asset-backed bank conduit facility, expanding its borrowing capacity by $450 million to $2.5 billion and extending the facility’s expiration date to October 2013.

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

We believe that the following factors, among others, may affect and/or have impacted our financial condition and results of operations:

•	Domestic and worldwide enplanements;

•	Fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	Changes in per-unit fleet costs and in conditions in the used vehicle marketplace;

•	Changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	Our October 2011 acquisition of Avis Europe plc (“Avis Europe”);

•	Our previous efforts to acquire Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”);

•	Changes in the price or availability of unleaded gasoline;

•	Changes in foreign exchange rates; and

•	Demand for truck rentals.

We believe that the economic recovery in the United States during 2010 and the nine months ended September 30, 2011 has been modest, and that demand for vehicle rental services has remained below levels seen prior to the 2008-09 recession. Historically, our results of operations have declined during periods of general economic weakness. If economic conditions in the United States were to weaken, our results of operations could be materially and adversely impacted in 2011 and beyond. As further discussed below, vehicle depreciation costs in 2011 declined significantly compared to 2010 amid a particularly strong used car market in 2011; the Company does not expect that such strength will continue into fourth quarter 2011 or beyond. In our cost-reduction initiatives and restructuring activities, we are driving process improvements to reduce costs, enhance service to our customers and improve our operations.

During October 2011, we acquired Avis Europe and in connection with such acquisition incurred incremental indebtedness, which could have a material impact on our operations, financial condition and liquidity. As of October 2011, we now also provide vehicle rental and ancillary products and services in Europe, the Middle East, Africa and Asia. We may pursue other acquisitions or investments and could incur additional indebtedness to help fund such transactions, which could have a material impact on our operations, financial condition and liquidity. Due to uncertainties related to our business, there can be no assurance that we will be able to satisfy the covenants contained in our senior credit facilities and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or replace such facilities. See “Risk Factors” set forth in Item 1A of our 2010 Form 10-K.

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

The reportable segments presented below represent our operating segments for which separate financial information is available and is utilized on a regular basis by our chief operating decision maker to assess performance and allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, transaction-related costs, non-vehicle related interest and income taxes. During second quarter 2011, management revised the manner in which it evaluates the operating results by excluding transaction-related costs from “Adjusted EBITDA” for all periods presented. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

THREE MONTHS ENDED SEPTEMBER 30, 2011 VS. THREE MONTHS ENDED SEPTEMBER 30, 2010

The following table summarizes our consolidated results of operations:

	Three Months Ended
	September 30,
	2011	2010	Change
Net revenues	$1,623	$1,512	$111
Total expenses	1,487	1,368	119

Income before income taxes	136	144	(8)
Provision for income taxes	54	54	—

Net income	$82	$90	$(8)

During third quarter 2011, our net revenues increased $111 million (7%) principally due to a 6% increase in T&M revenue driven by a 5% increase in domestic and international car rental days and a 4% increase in truck rental days. The growth in revenues also includes a 12% increase in our ancillary revenues, such as sales of damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers, and a $30 million favorable effect related to the translation of our international results into U.S. dollars.

Total expenses increased $119 million (9%) principally due to (i) a $67 million (9%) increase in operating expenses due to the 5% increase in car rental days, the effect of changes in foreign-currency exchange rates and higher per-unit maintenance and damage expense, (ii) a $43 million increase in transaction-related due diligence, financing and other costs, as we obtained commitments for and pre-funded a portion of the cost of our acquisition of Avis Europe and incurred associated interest expense and debt financing fees; we also recorded $26 million of losses on foreign-currency transactions related to the acquisition, (iii) a $34 million (22%) increase in selling, general and administrative expenses primarily because of our strategic decision to invest in incremental advertising and marketing, as well as increased agency and other commissions related to higher rental volumes, and (iv) a $17 million increase in gasoline expense. Our expenses also include a $21 million increase from foreign currency exchange rates. These year-over-year increases were largely offset by (i) a $48 million (14%) decrease in vehicle depreciation and lease charges resulting from a decline in our per-unit depreciation costs, which include gains on sale of vehicles, (ii) a $6 million (8%) decrease in vehicle interest and (iii) the absence of $6 million in restructuring charges incurred in 2010. As a result of these items our net income decreased $8 million.

Our effective tax rates were provisions of 40% and 38% for third quarter 2011 and 2010, respectively.

Our acquisition of Avis Europe closed in October 2011, and Avis Europe’s third quarter results therefore were not included in our consolidated results for the third quarter.

Following is a discussion of the results of each of our reportable segments during the three months ended September 30:

	Revenues			Adjusted EBITDA
			%			%
	2011	2010	Change	2011	2010	Change
Domestic Car Rental	$1,193	$1,127	6%	$179	$137	31%
International Car Rental	318	274	16%	74	62	19%
Truck Rental	112	111	1%	22	19	16%
Corporate and Other (a)	—	—	*	(3)	(5)	*

Total Company	$1,623	$1,512		272	213

Less: Non-vehicle related depreciation and amortization				22	24
Interest expense related to corporate debt, net				48	40
Transaction-related costs (b)				66	5

Income before income taxes				$136	$144

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)	The three months ended September 30, 2011 includes $26 million of losses on foreign-currency transactions related to the acquisition of Avis Europe.

Domestic Car Rental

Revenues and Adjusted EBITDA increased $66 million (6%) and $42 million (31%), respectively, in third quarter 2011 compared with third quarter 2010. Revenues increased primarily due to higher rental volumes, slightly offset by decreased pricing. The increase in Adjusted EBITDA was primarily due to higher revenues and lower fleet costs.

The revenue increase of $66 million was comprised of a $36 million (4%) increase in T&M revenue and a $30 million (12%) increase in ancillary revenues. The increase in T&M revenue was principally the result of a 5% increase in rental days, partially offset by a 1% decrease in T&M revenue per day. The $30 million increase in ancillary revenues reflects (i) a $15 million increase in revenues from GPS rentals and sales of damage waivers and insurance products, emergency road service and other items, reflecting a 7% increase on a per-rental-day basis, (ii) a $9 million increase in airport concession and vehicle licensing revenue, which was largely offset in Adjusted EBITDA by $7 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory agencies, and (iii) a $6 million increase in gasoline sales, which was more than offset in Adjusted EBITDA by $15 million of higher gasoline expense.

While we continued to achieve significant benefits from our cost-saving initiatives, Adjusted EBITDA reflected a $51 million (9%) increase in operating expenses, primarily related to (i) a $28 million (23%) increase in selling, general and administrative expenses principally due to our strategic decision to invest in incremental marketing and selling expenditures, (ii) an $18 million (10%) increase in vehicle maintenance and damage, agency operator commissions, shuttling, credit card fees, and other costs related to increased rental volumes, and (iii) an $11 million (6%) increase in employee costs, rents and other expenses related primarily to increased staffing levels related to volume and inflationary increases. Adjusted EBITDA benefited from (i) $49 million (18%) of decreased fleet depreciation and lease charges, reflecting a 24% decrease in per-unit fleet costs, including significant gains on sales of vehicles amid a particularly strong used car sales market, and an 8% increase in the average size of our domestic rental fleet, (ii) a $6 million decrease in vehicle interest expense due to lower interest rates on our vehicle debt and (iii) the absence of $5 million in restructuring charges incurred in 2010.

International Car Rental

Revenues and Adjusted EBITDA increased $44 million (16%) and $12 million (19%), respectively, in third quarter 2011 compared with third quarter 2010 due primarily to movements in currency exchange rates and increased car rental volumes.

The revenue increase of $44 million was comprised of a $29 million (16%) increase in T&M revenue and a $15 million (17%) increase in ancillary revenues. The growth in revenues includes a $30 million increase related to foreign currency exchange rates, impacting T&M revenue by $20 million and ancillary revenues by $10 million, and was partially offset in Adjusted EBITDA by the opposite impact on expenses of $21 million. The increase in T&M revenue was principally driven by a 9% increase in T&M revenue per rental day (the increase in pricing was entirely the result of the foreign currency exchange-rate effects) and a 6% increase in rental days. The increase in ancillary revenues reflects a 10% increase in ancillary revenue on a per-rental-day basis from GPS rentals, sales of damage waivers, insurance products and other items and a $6 million increase in airport concession and vehicle licensing revenues, which was fully offset in Adjusted EBITDA by higher airport concession and vehicle licensing fees remitted to airport and other regulatory authorities.

Adjusted EBITDA reflected a $21 million (18%) increase in operating expenses and a $6 million (11%) increase in fleet depreciation and lease charges. These increases were primarily due to foreign-exchange effects, as well as incremental headcount to support higher rental volumes, increased marketing and sales commissions, inflationary increases in rent, higher per-unit fleet costs and a 5% increase in the average size of our international vehicle rental fleet.

Truck Rental

Revenues and Adjusted EBITDA increased $1 million (1%) and $3 million (16%), respectively, in third quarter 2011 compared with third quarter 2010.

Revenue increased due to a 4% increase in rental days offset by a 2% decline in T&M revenue per day. The increase in rental days reflects our successful initiative to increase commercial rental volumes, which carry a lower average daily rate but allowed us to increase vehicle utilization 4% in third quarter 2011. Adjusted EBITDA benefited from a $6 million (32%) decline in fleet depreciation, interest and lease charges, reflecting a 31% decrease in per-unit fleet costs, partially offset by a $4 million increase in maintenance and damage expenditures as we incurred incremental costs in the third quarter 2011 due to increased volume and incremental vehicle repairs.

NINE MONTHS ENDED SEPTEMBER 30, 2011 VS. NINE MONTHS ENDED SEPTEMBER 30, 2010

The following table summarizes our consolidated results of operations:

	Nine Months Ended
	September 30,
	2011	2010	Change
Net revenues	$4,269	$3,959	$310
Total expenses	4,033	3,853	180

Income before income taxes	236	106	130
Provision for income taxes	95	28	67

Net income	$141	$78	$63

During the nine months ended September 30, 2011, our net revenues increased $310 million (8%) principally due to a 6% increase in T&M revenue driven by an increase of 7% in domestic and international car rental days and a 9% increase in truck rental days. The growth in revenues also includes a 12% increase in our ancillary revenues, such as sales of damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers, and a $75 million favorable effect related to the translation of our international results into U.S. dollars.

Total expenses increased $180 million principally due to (i) a $210 million (11%) increase in direct operating expenses largely resulting from costs associated with the 7% increase in car rental days, (ii) a $115 million increase in transaction-related due diligence, financing and other costs, as we obtained commitments for and pre-funded a portion of our acquisition of Avis Europe, including $49 million of losses on foreign-currency transactions related to the acquisition, and our previous efforts to acquire Dollar Thrifty and (iii) an $81 million (19%) increase in selling, general and administrative expenses primarily because of our strategic decision to invest in incremental advertising and marketing, as well as increased agency commissions and other costs related to higher rental volumes. These year-over-year increases were largely offset by (i) a $148 million (15%) decrease in vehicle depreciation and lease charges resulting from a decline in our per-unit depreciation, which include gains on sale of vehicles, (ii) the absence of the prior-year $40 million expense related to the extinguishment of a portion of our corporate debt and associated interest rate swaps and (iii) a $25 million decrease in vehicle interest expense. Our expenses also include a $67 million adverse impact from foreign currency exchange rates. As a result of these items, partially offset by a $67 million increase in our provision for income taxes, our net income increased $63 million.

Our effective tax rates were a provision of 40% and 26% for the nine months ended September 30, 2011 and 2010, respectively.

Following is a discussion of the results of each of our reportable segments during the nine months ended September 30:

	Revenues			Adjusted EBITDA
			%			%
	2011	2010	Change	2011	2010	Change
Domestic Car Rental	$3,177	$2,989	6%	$380	$205	85%
International Car Rental	802	687	17%	136	124	10%
Truck Rental	290	282	3%	40	30	33%
Corporate and Other (a)	—	1	*	(10)	(13)	*

Total Company	$4,269	$3,959		546	346

Less: Non-vehicle related depreciation and amortization				65	70
Interest expense related to corporate debt, net:
Interest expense				143	122
Early extinguishment of debt				—	40
Transaction-related costs				102	8

Income before income taxes				$236	$106

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Domestic Car Rental

Revenues and Adjusted EBITDA increased $188 million (6%) and $175 million (85%), respectively, during the nine months ended September 30, 2011 compared to the same period in 2010. Revenues increased primarily due to higher rental volumes, slightly offset by decreased pricing. The increase in Adjusted EBITDA was primarily due to higher revenue and lower fleet costs.

The revenue increase of $188 million was comprised of a $105 million (5%) increase in T&M revenue and an $83 million (12%) increase in ancillary revenues. The increase in T&M revenue was principally the result of a 7% increase in rental days, partially offset by a 2% decrease in T&M revenue per day. The $83 million increase in ancillary revenues reflects (i) a $39 million increase in ancillary revenues from GPS rentals, sales of damage waivers and insurance products, emergency road service and other items, reflecting a 5% increase on a per-rental-day basis, (ii) a $25 million increase in airport concession and vehicle licensing revenue, which was partially offset in Adjusted EBITDA by $16 million higher airport concession and vehicle licensing fees remitted to airport and other regulatory agencies, and (iii) a $19 million increase in gasoline sales, which was more than offset in Adjusted EBITDA by $30 million higher gasoline expense.

While we continued to achieve significant benefits from our cost-saving initiatives, Adjusted EBITDA reflected a $128 million (8%) increase in operating expenses, primarily related to (i) a $68 million (21%) increase in selling, general and administrative expenses principally due to our strategic decision to invest in incremental marketing and selling expenditures, as well as higher rental volumes, (ii) a $51 million (10%) increase in certain expenses related to increased volumes, including agency operator commissions, maintenance and damage, shuttling, credit card fees, and other related costs, and (iii) a $31 million (6%) increase in employee costs, rents and other expenses related primarily to increased staffing levels due to volume and inflationary increases.

Adjusted EBITDA benefited from (i) $161 million (20%) of decreased fleet depreciation and lease charges, reflecting a 27% decrease in per-unit fleet costs, including significant gains on sale of vehicles amid a particularly strong used car market, partially offset by an 8% increase in the average size of our domestic rental fleet, and (ii) a $25 million decrease in vehicle interest expense due to lower interest rates on our vehicle debt.

International Car Rental

Revenues and Adjusted EBITDA increased $115 million (17%) and $12 million (10%), respectively, in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 due to movements in currency exchange rates and increased volumes.

The revenue increase of $115 million was comprised of a $75 million (16%) increase in T&M revenue and a $40 million (18%) increase in ancillary revenues. The total increase in revenue includes a $75 million increase related to foreign currency exchange rates, impacting T&M revenue by $50 million and ancillary revenues by $25 million, and was largely offset in Adjusted EBITDA by the opposite impact on expenses of $67 million. The increase in T&M revenue was principally driven by a 6% increase in rental days and a 10% increase in T&M revenue per rental day (the increase in pricing was entirely the result of the foreign currency exchange-rate effects). The increase in ancillary revenues reflects (i) a $20 million increase in revenue, from GPS rentals, sales of damage waivers, insurance products and other items, which represents a 9% increase on a per-rental-day basis, (ii) a $14 million increase in airport concession and vehicle licensing revenues, which was more than offset in Adjusted EBITDA by $17 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) a $6 million increase in gasoline sales, which was offset in Adjusted EBITDA by incremental gasoline expenses of $5 million.

Adjusted EBITDA reflected a $58 million (19%) increase in operating expenses and a $24 million (16%) increase in fleet depreciation and lease charges. These increases were principally due to foreign-exchange effects, as well as increased headcount to support higher rental volumes, increased marketing and sales commissions, inflationary increases in rent, higher per-unit fleet costs and a 6% increase in the average size of our international vehicle rental fleet.

Truck Rental

Revenues and Adjusted EBITDA increased $8 million (3%) and $10 million (33%), respectively, in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.

The revenue increase was primarily due to a 9% increase in rental days, partially offset by a 5% decrease in T&M revenue per day. The increase in rental days and the decrease in average daily rate both reflect our successful initiative to increase commercial rental volumes, which carry a lower average daily rate but which also allowed us to increase vehicle utilization 12% in the nine months ended September 30, 2011. Adjusted EBITDA benefited from our increased revenue and a $13 million (23%) decline in fleet depreciation, interest and lease charges, reflecting lower per-unit fleet costs and a 2% decrease in the average size of our truck rental fleet. The increase in Adjusted EBITDA was partially offset by an $11 million increase in maintenance and damage expenditures due to increased volume and incremental vehicle repairs.

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

FINANCIAL CONDITION

	September 30, 2011	December 31, 2010	Change
Total assets exclusive of assets under vehicle programs	$4,002	$3,462	$540
Total liabilities exclusive of liabilities under vehicle programs	4,078	3,962	116
Assets under vehicle programs	8,309	6,865	1,444
Liabilities under vehicle programs	7,681	5,955	1,726
Stockholders’ equity	552	410	142

Total assets exclusive of assets under vehicle programs increased $540 million primarily due to a $476 million increase in the aggregate balance of cash and restricted cash from December 31, 2010 to September 30, 2011 as well as a $55 million seasonal increase in accounts receivable and a $50 million increase in deferred taxes for net operating losses. Total assets exclusive of assets under vehicle programs as of September 30, 2011 include $384 million of restricted cash that was reclassified from cash during second quarter 2011 in connection with the announced agreement to acquire Avis Europe.

Total liabilities exclusive of liabilities under vehicle programs increased $116 million primarily due to increases in (i) foreign exchange derivatives related to the Avis Europe purchase price, (ii) accrued sales tax related to our increased revenues and (iii) accounts payable.

Assets under vehicle programs increased approximately $1.4 billion primarily due to an increase in our net vehicles, principally related to the seasonal increase in the size of our Domestic vehicle rental fleet from December 31, 2010.

Liabilities under vehicle programs increased $1.7 billion, reflecting additional borrowing to support the increase in our vehicle rental fleet described above and a $128 million increase in vehicle-related deferred income tax liabilities. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $142 million primarily due to $141 million of net income for the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

As of September 30, 2011, we had $1,002 million of cash on hand, an increase of $91 million from $911 million at December 31, 2010. The reported cash balance as of September 30, 2011 excludes $384 million of restricted cash related to the announced agreement to acquire Avis Europe. The following table summarizes such activity:

	Nine Months Ended September 30,
	2011	2010	Change
Cash provided by (used in):
Operating activities	$1,272	$1,338	$(66)
Investing activities	(2,774)	(2,016)	(758)
Financing activities	1,609	813	796
Effect of exchange rate changes	(16)	6	(22)

Net change in cash and cash equivalents	$91	$141	$(50)

During the nine months ended September 30, 2011, we generated $66 million less cash from operating activities compared with the same period in 2010. The change principally reflects the absence of $185 million reimbursement received in 2010 from Realogy and Wyndham in connection with the conclusion of a federal income tax audit largely offset by improved operating results and a $151 million increase related to income taxes.

We used $758 million more cash in investing activities during the nine months ended September 30, 2011 compared with the same period in 2010. This change primarily reflects (i) the use of $401 million for the purchase of British pound sterling related to our acquisition of Avis Europe and its subsequent designation as restricted cash, (ii) $152 million more used to purchase vehicles in the current year, and (iii) $66 million less in proceeds on disposition of vehicles due to reduced vehicle sales, partially offset by $142 million less program cash used due to vehicle-backed debt repayment in 2010. We anticipate that our non-vehicle capital expenditures will approximate $50-60 million in 2011.

We generated $796 million more cash from financing activities during the nine months ended September 30, 2011 compared with the same period in 2010. This change primarily reflects a $792 million net increase in cash provided under our vehicle programs’ financing activities primarily due to increased vehicle-backed borrowings.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2011, we had approximately $8.6 billion of indebtedness (including corporate indebtedness of approximately $2.5 billion and debt under vehicle programs of approximately $6.1 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of September 30, 2011	As of December 31, 2010	Change
Floating rate term loan (a)	April 2014	$268	$271	$(3)
Floating rate notes	May 2014	250	250	—
7 5/8% notes	May 2014	200	200	—
3 1/2% convertible notes	October 2014	345	345	—
7 3/4% notes	May 2016	375	375	—
9 5/8% notes	March 2018	445	444	1
8 1/4% notes	January 2019	602	602	—

		2,485	2,487	(2)
Other		13	15	(2)

		$2,498	$2,502	$(4)

(a)

The floating rate term loan and our revolving credit facility are secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property. The floating rate term loan bears interest at the greater of three month LIBOR or 1.50%, plus 425 basis points, for a rate of 5.75% at September 30, 2011.

During September 2011, we entered into an Incremental Facilities Agreement and an Incremental Tranche B Term Facility Agreement to amend our secured Amended and Restated Credit Agreement dated as of May 3, 2011 (the “Credit Agreement”). Pursuant to these agreements, the Credit Agreement was amended to make available to us a $20 million tranche A incremental term loan (the “Term Loan A”) and a $420 million tranche B incremental term loan (the “Term Loan B”) which mature in May 2016 and September 2018, respectively. The Term Loan A will bear interest at LIBOR plus 3% per annum, and the Term Loan B will bear interest at the Eurocurrency rate, of not less than 1.25% plus a margin of 5.0% per annum. We have agreed to pay to the Term Loan B lenders an amount equal to 2.0% each such lender’s commitments under the Term Loan B, which was structured as an original issue discount. Both the Term Loan A and the Term Loan B were contingent upon our acquisition of Avis Europe, which occurred on October 3, 2011.

During October 2011, we issued $250 million aggregate principal amount of 9 3/4% Senior Notes due 2020. The notes will pay interest semi-annually on March 15 and September 15 of each year, beginning March 2010. The notes were originally issued as unsecured obligations of our AE Escrow Corporation subsidiary, and were subsequently assumed by Avis Budget Car Rental and guaranteed on a senior basis by us and certain of our domestic subsidiaries. These notes were issued at par and the proceeds were used to partially fund the acquisition of Avis Europe. The notes rank equally with all existing and future senior unsecured indebtedness and are senior to all existing and future subordinated indebtedness. We have the right to redeem these notes in whole or in part at any time at the applicable redemption price plus any accrued and unpaid interest through the redemption date. In connection with the sale of the notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, in November 2011 we launched an offer to exchange the originally issued notes for new notes which have been registered under the Securities Act of 1933, as amended. The terms of the new notes will be substantially identical to those of the originally issued notes except that the transfer restrictions and registration rights provisions relating to the originally issued notes will not apply to the new notes.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of September 30, 2011	As of December 31, 2010	Change
Debt due to Avis Budget Rental Car Funding (a)	$5,326	$3,987	$1,339
Budget Truck Funding program	194	244	(50)
Other (b)	613	284	329

	$6,133	$4,515	$1,618

(a)	The increase reflects increased borrowings within Domestic Car Rental operations due to an increase in the size of our domestic car rental fleet.
(b)	The increase principally reflects increased borrowings within International Car Rental operations related to the increase in the size of our international vehicle rental fleet.

As of September 30, 2011, the committed credit facilities available to us and/or our subsidiaries at the corporate or Avis Budget Car Rental, LLC level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a) (b)	$1,200	$—	$784	$416

(a)

This matures in 2016 and bears interest of one month LIBOR plus 325 basis points. The senior credit facility, which encompasses the floating rate term loan, the Term Loan A, the Term Loan B and the revolving credit facility, is secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by our domestic subsidiaries, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(b)

During September 2011, the Revolving Credit Facility was amended to expand the available capacity to $1.4 billion. This was contingent upon the completion of our acquisition of Avis Europe, which occurred on October 3, 2011.

During September 2011, we entered into a Senior Interim Loan Agreement to replace the Senior Secured Interim Loan Agreement and a Senior Unsecured Interim Loan Agreement, entered into in June 2011, in connection with the planned acquisition of Avis Europe. Deferred financing fees related to the replaced loan agreements have been expensed in transaction-related costs. The Senior Interim Loan Agreement provides for a commitment of up to $580 million. It initially bears interest, at our option, at either a Eurocurrency rate, which shall not be less than 1.5%, plus a margin of 7.50% per annum or an alternate base rate, which shall not be less than 2.5%, plus a margin of 6.50% per annum, subject to increase by 0.50% per annum at the end of each consecutive three-month period ending after the date of funding of the interim loans through the one-year anniversary of the interim loan funding date, subject to a cap. Any borrowings under this loan agreement would mature on the seven-year anniversary of the funding date. This loan agreement expired pursuant to its terms in October 2011, and we made no borrowings under it.

The following table presents available funding under our debt arrangements related to our vehicle programs at September 30, 2011:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,241	$5,326	$1,915
Budget Truck Funding program (c)	194	194	—
Other (d)	954	613	341

	$8,389	$6,133	$2,256

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.9 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $313 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of September 30, 2011 can be found in Notes 9 and 10 to our Consolidated Condensed Financial Statements.

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

As we discussed above, as of September 30, 2011, we have cash and cash equivalents of approximately $1.0 billion, available borrowing capacity under our revolving credit facility of $416 million, restricted cash of $384 million for the acquisition of Avis Europe, available borrowing capacity under our interim loan and credit facility agreements of approximately $1.0 billion for the acquisition of Avis Europe of which, pursuant to its terms, $580 million available under the Senior Interim Loan Agreement expired in October 2011, and available capacity under our vehicle programs of approximately $2.3 billion.

We completed the acquisition of Avis Europe in October 2011. The acquisition, along with repayment of Avis Europe’s existing indebtedness, was funded primarily through a $420 million Term Loan B, the issuance of $250 million Senior Notes due 2020, a $20 million Term Loan A and our own cash and restricted cash.

Our liquidity position may be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. A downturn in the U.S. or worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including Ford Motor Company, General Motors Company, Chrysler Group LLC, Nissan Motor Company, or Kia Motors Corporation, being unable or unwilling to honor obligations under the contracts we have with such manufacturers, including repurchase or guaranteed depreciation obligations related to program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement and the Tax Sharing Agreement. Financial guaranty firms Ambac Assurance Corporation and Assured Guaranty Corp. currently provide financial guaranties for approximately $900 million (expiring in 2012) and $250 million (expiring in 2012), respectively, of our domestic term asset-backed car rental financing. Certain insolvency events by these financial guarantors would result in principal of the related financings being required to be repaid sooner than anticipated.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. The financial covenants of our senior credit facilities include maximum leverage and minimum coverage ratio requirements. As of September 30, 2011, we were in compliance with the financial covenants in our senior credit facilities. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2010 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2010 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $200 million from December 31, 2010 to approximately $4.4 billion at September 30, 2011 and an increase of approximately $1.0 billion related to our agreement to acquire Avis Europe. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

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

We will adopt recently issued accounting pronouncements as required:

•	ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financing Reporting Standards (“IFRS”)”.

•	ASU No. 2011-05, “Presentation of Comprehensive Income”.

•	ASU No. 2011-08, “Testing Goodwill for Impairment”.

•	ASU No. 2011-09, “Disclosures about an Employer’s participation in Multiemployer Plans”.

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

Foreign Currency Risk Management

We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the Australian dollar, Canadian dollar, the New Zealand dollar and the British pound sterling. We use foreign currency forward contracts and foreign currency swaps to manage foreign exchange risk that arises from certain intercompany transactions, forecasted foreign currency denominated acquisitions (including the announced agreement to acquire Avis Europe) and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Our foreign currency forward contracts are often not designated as hedges and therefore changes in the fair value of these derivatives are recognized in earnings as they occur. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar and the Euro at September 30, 2011. With all other variables held constant, a hypothetical 10% change (increase or decrease) in foreign currency exchange rates could have an approximately $74 million impact on our earnings for the period ended September 30, 2011, almost entirely because we have hedged the purchase price of Avis Europe and a portion of the repayment of Avis Europe’s existing indebtedness through the purchase of British pound sterling and foreign currency forward contracts that do not qualify for hedge accounting.

Interest Rate Risk Management

Our primary interest rate exposure at September 30, 2011 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of September 30, 2011, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our consolidated condensed financial statements.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2011.

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

AVIS BUDGET GROUP, INC.

Date: November 9, 2011	/s/ DAVID B. WYSHNER
David B. Wyshner
Senior Executive Vice President and
Chief Financial Officer

Date: November 9, 2011	/s/ IZILDA P. MARTINS
Izilda P. Martins
Vice President and
Acting Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated Bylaws of Avis Budget Group, Inc. (as of November 5, 2009) (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 5, 2009).

4.1	Indenture dated as of October 3, 2011 among AE Escrow Corporation and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 14, 2011).

4.2	Form of 9.75% Senior Notes Due 2020 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 5, 2011).

4.3	Supplemental Indenture dated as of October 10, 2011 among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, and the other guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2011).

4.4	Supplemental Indenture, dated as of June 30, 2011, to the Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1(e) to the Company’s Registration Statement on Form S-4, Registration No. 333-177490, dated October 25, 2011).

4.5	Supplemental Indenture, dated as of June 30, 2011, to the Indenture, dated as of March 10, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.6(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-177490, dated October 25, 2011).

4.6	Supplemental Indenture, dated as of June 30, 2011, to the Indenture dated as of October 15, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.8(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-177490, dated October 25, 2011).

10.1	Series 2011-5 Supplement, dated as of August 26, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-5 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2011).

10.2	Avis Budget Car Rental 2012 Model Year Program Letter dated August 26, 2011 between Avis Budget Car Rental, LLC and Ford Motor Company* (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 30, 2011).

10.3	Incremental Facilities Agreement, dated as of September 8, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc. and Citibank, N.A. as co-syndication agents, Credit Agricole Corporate & Investment Bank New York Branch, The Bank of Nova Scotia and The Royal Bank of Scotland PLC, as co-documentation agents, the incremental lenders from time to time parties thereto and the other parties thereto as described therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 12, 2011).

10.4	First Amendment, dated as of August 1, 2011, to the Amended and Restated Credit Agreement dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of America, N.A., Credit Agricole Corporate & Investment Bank New York Branch (formerly known as Calyon) and Citicorp USA, Inc. as documentation agents, Wachovia Bank, National Association as co-documentation agent, Deutsche Bank Securities Inc. as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent and Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets, Inc., as joint lead arrangers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 12, 2011).

10.5	Purchase Agreement, by and among AE Escrow Corporation, Avis Budget Group, Inc. and Morgan Stanley & Co. LLC for itself and on behalf of the several initial purchasers, dated September 21, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2011).

10.6	Incremental Tranche B Term Facility Agreement, dated as of September 22, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, JPMorgan Chase Bank, N.A., as administrative agent, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as closing agent and co-syndication agent, Citibank, N.A. as co-syndication agent, Credit Agricole Corporate & Investment Bank New York Branch, The Bank of Nova Scotia and The Royal Bank of Scotland plc, as co-documentation agents, and Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., The Bank of Nova Scotia and RBS Securities Inc. as joint lead arrangers and bookrunners (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 27, 2011).

10.7	Senior Interim Loan Agreement, dated as of September 22, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley Senior Funding, Inc. and Citibank N.A., as Co-Syndication Agents, and Credit Agricole Corporate and Investment Bank, The Bank of Nova Scotia and The Royal Bank of Scotland plc as Co-Documentation Agents (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 27, 2011).

10.8	Umbrella Amending and Rescission Deed, dated September 22, 2011, among AB Funding Pty Ltd., WTH Pty Ltd., Budget Rent A Car Australia Pty Ltd., BNY Trust (Australia) Registry Limited, as Security Trustee, Westpac Banking Corporation, Commonwealth Bank of Australia and Bank of America, N.A. (Australia Branch) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 27, 2011).

10.9	Registration Rights Agreement, dated October 3, 2011, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Morgan Stanley & Co. LLC, and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2011).

10.10	Escrow Agreement dated October 3, 2011, among Avis Budget Group, Inc., AE Escrow Corporation, Morgan Stanley & Co. LLC and The Bank of Nova Scotia Trust Company of New York, as Escrow Agent and Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2011).

10.11	Second Global Amendment, dated as of August 22, 2011, among Aviscar Inc., Budgetcar Inc., WTH Funding Limited Partnership, WTH Car Rental ULC, BNY Trust Company Of Canada, Montreal Trust Company Of Canada, and BNY Trust Company Of Canada (Incorporated by reference to Exhibit 10.89 to the Company’s Registration Statement on Form S-4, Registration No. 333-177490, dated October 25, 2011).

10.12	Amendment No. 1 to the Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.17(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-177490, dated October 25, 2011). **

10.13	Amended and Restated Series 2010-6 Supplement, dated as of October 14, 2011, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 20, 2011).

10.14	Avis Europe Interim Fleet Financing Facility Agreement dated as of October 20, 2011 among Avis Budget Car Rental, LLC, Avis Budget EMEA Limited, Avis Finance Company plc, certain borrowers and guarantors party thereto, Credit Agricole Corporate and Investment Bank as mandated lead arranger, facility agent and security agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2011).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase.***

101.LAB	XBRL Taxonomy Extension Label Linkbase.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.***

*	The Company has applied for confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.
**	Denotes management contract or compensatory plan.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.