Form 10-K
period 2011-12-31
AVIS BUDGET GROUP, INC.
filed 2012-02-29
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO. 001-10308

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,774,858,793 based on the closing price of its common stock on the NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of January 31, 2012, the number of shares outstanding of the registrant’s common stock was 105,497,065.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the Registrant’s annual stockholders’ meeting scheduled to be held on June 11, 2012 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” and similar words, expressions or phrases. The following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

•

risks related to our acquisition of Avis Europe plc ( “Avis Europe”), including our ability to realize the synergies contemplated by the transaction and our ability to promptly and effectively integrate the businesses of Avis Europe and Avis Budget Group;

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

•	any reduction in travel demand, including any reduction in airline passenger traffic;

•	any weakness in economic conditions generally, particularly during our peak season or in key market segments;

•	our ability to continue to achieve and maintain cost savings and successfully implement our business strategies;

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

•

our failure or inability to comply with laws, regulations or contractual obligations or any changes in laws, regulations or contractual obligations, including with respect to personally identifiable information;

•	any impact on us from the actions of our licensees, dealers and independent contractors;

•	substantial increases in the cost, or decreases in the supply, of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business;

•	risks related to our ability to meet our funding needs and our indebtedness, including our substantial outstanding debt obligations and our ability to incur substantially more debt;

•	our ability to meet the financial and other covenants contained in the agreements governing our indebtedness;

•

the terms of agreements among us and our former real estate, hospitality and travel distribution businesses following the separation of those businesses from us in 2006, particularly with respect to the allocation of assets and liabilities, including contingent liabilities and guarantees, the ability of each of the separated companies to perform its obligations, including indemnification obligations, under these agreements, and the former real estate business’ right to control the process for resolving disputes related to contingent liabilities and assets;

•	risks associated with litigation involving our Company;

•	risks related to tax obligations and the effect of future changes in accounting standards;

•

risks related to future acquisitions or investments that we may pursue, including any incurrence of incremental indebtedness to help fund such transactions and our ability to promptly and effectively integrate any acquired businesses; and

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. The discussion and analysis contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7, in “Risk Factors” set forth in Item 1A and other portions of this Annual Report on Form 10-K may contain forward-looking statements and involve uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such statements are based upon assumptions and known risks and uncertainties. Although we believe that our assumptions are reasonable, any or all of our forward-looking statements may prove to be inaccurate and we can make no guarantees about our future performance. Should unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected. Except to the extent of our obligations under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.	BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company,” “Avis Budget,” “we,” “our” or “us” means Avis Budget Group, Inc. and its subsidiaries, and “Avis Budget Car Rental” or “ABCR” means Avis Budget Car Rental, LLC and its subsidiaries, which are the companies that comprise our vehicle rental operations. “Avis” and “Budget” refer to our Avis and Budget operations, respectively, and do not include the operations of our licensees, as further discussed below.

OVERVIEW

We operate two of the most recognized brands in the global vehicle rental industry through Avis and Budget. Avis is a leading rental car supplier positioned to serve the premium commercial and leisure segments of the travel industry and Budget is a leading rental car supplier focused primarily on more value-conscious segments of the industry. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand, and certain other regions we serve. We and our licensees operate the Avis and Budget brands in approximately 175 countries throughout the world. We generally maintain a leading share of airport car rental revenue in North America, Europe, Australia and New Zealand, and we operate one of the leading truck rental businesses in the United States.

Our car rental business enjoys significant benefits from operating two distinct brands that target different industry segments but share the same fleet, maintenance facilities, systems, technology and administrative infrastructure. We believe that Avis and Budget both enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand. In 2011, we generated total revenues of $5,900 million. The Avis, Budget and Budget Truck brands accounted for approximately 64%, 30% and 6% of our revenue, respectively, in 2011. In October 2011 we expanded our international operations with the acquisition of Avis Europe plc (the “Avis Europe Acquisition”), making Avis Budget Group one of the largest vehicle rental companies in the world, and reuniting each of our Avis and Budget brands globally under a single company.

On average, our rental fleet totaled more than 393,000 vehicles and we completed more than 24 million vehicle rental transactions worldwide in 2011. In 2011, we derived approximately 74% of our $4.3 billion in total car rental time and mileage revenue from on-airport locations and approximately 26% of our time and mileage revenue from off-airport locations, which we refer to as our local market business. We also license the use of the Avis and Budget trademarks to licensees in areas in which we do not operate directly. Our brands have an extended global reach with approximately 10,000 car and truck rental locations throughout the world, including approximately 5,000 car rental locations operated by our licensees. We rent our fleet of approximately 26,000 Budget trucks through a network of approximately 1,850 dealer-operated and 300 Company-operated locations throughout the continental United States.

SEGMENT INFORMATION

We categorize our operations in three reporting segments: North America, consisting of our Avis and Budget car rental operations in the United States and our Avis and Budget vehicle rental operations in Canada; International, consisting of our Avis and Budget vehicle rental operations in Europe, the Middle East, Asia, Africa, South America, central America, the Caribbean, Australia and New Zealand; and Truck Rental, consisting of our Budget truck rental operations in the United States. We revised our reporting segments following the Avis Europe Acquisition and for all periods presented below the reporting segments have been realigned and presented to conform with the current structure. Disclosure concerning our International segment includes operational and financial results of Avis Europe since October 2011. In 2011:

•

North America. Our North America segment generated approximately 82 million rental days and average time and mileage revenue per day of $41.23 with an average rental fleet of approximately 311,000 vehicles;

•

International. Our International segment generated approximately 14 million rental days and average time and mileage revenue per day of $49.31 with an average rental fleet of approximately 56,000 vehicles; and

•	Truck rental. Our Truck Rental segment generated approximately 4 million rental days and average time and mileage revenue per day of $71.15 with an average rental fleet of approximately 26,000 trucks.

In 2011, our rental day volumes increased as travel demand rebounded from the 2008-09 recession, and our earnings increased substantially. We continued to realize substantial benefits from our cost-reduction efforts, including our Performance Excellence process improvement initiative to reduce expenses. We have achieved cost savings in numerous ways, including through:

•	Implementation of process improvements impacting virtually all areas of our business;

•	Reductions in operating and selling, general and administrative expenses, including significant reductions in staff, many of which were trimmed from fixed and semi-fixed overhead;

•

A review of location, segment and customer profitability to identify and respond appropriately to unprofitable aspects of our businesses, which positively impacted our profit per transaction and our overall profitability but negatively impacted volume;

•	Targeted price increases and changes to our sales, marketing and affinity programs in order to improve revenue per day and overall profitability;

•	Reductions in fleet costs and further consolidation of purchasing programs;

•	Further consolidation of customer-facing and back-office functions and locations across our operations; and

•	Reduction in costs, primarily general and administrative expenses, as we begin to integrate the operations of Avis Europe.

In 2011, we not only completed more than 24 million vehicle rental transactions worldwide, but also made significant progress toward our strategic objectives. We retained approximately 99% of our commercial contracts and maintained, expanded or entered into marketing alliances with key marketing partners. In 2011, Avis was named the leading car rental company in customer loyalty by the Brand Keys Customer Loyalty Engagement Index for the 12th consecutive year. Avis was also named North America’s Leading Car Hire for the sixth consecutive year by the World Travel Awards. We maintained consistently high levels of customer satisfaction, as measured by 750,000 responses to post-transaction surveys completed by our customers in 2011. We also continued our long-standing tradition of being an innovator in the car rental industry, piloting “virtual” rental transactions at unstaffed locations on corporate campuses through our “On Location®” program and offering portable satellite radio rentals. In 2011, as a result of our continued focus on such upgrades and sales of ancillary products and services, we again increased the revenues per rental day that we generate from car class upgrades, where2 GPS navigation unit rentals, loss damage waivers and insurance products, and other ancillary services.

In 2011, we maintained a diverse car rental fleet, in which no vehicle manufacturer represented more than 25% of our 2011 fleet purchases, and we continued to adjust our fleet levels to be consistent with demand. We continue to utilize sophisticated yield-management technology to optimize our pricing and fleet planning, and we continue to analyze and streamline our operations to gain efficiencies. In addition, our approximately 28,000 employees worldwide continue to provide reliable, high-quality vehicle rental services that foster customer satisfaction and customer loyalty.

MARKET CONDITIONS AND OUTLOOK

For 2012, our objective is to focus on growing our business profitably, strengthening our position as a leading global provider of vehicle rental services and maintaining and enhancing efficiencies achieved through process improvement and other actions. We will also seek to gain efficiencies, strengthen our brands and reduce costs through effective integration and management of our recently acquired operations in Europe and Asia. We expect to achieve our goals by focusing our efforts on the following core strategic initiatives:

•

Optimizing Our Two-Brand Strategy. We plan to continue to position our two distinct and well-recognized brands to focus on different segments of customer demand. With Avis as a premium brand preferred more by corporate and upscale leisure travelers, and Budget as a mid-tier brand preferred more by value-conscious travelers, we believe we are able to target a broad range of demand, particularly since the two brands share the same operational and administrative infrastructure while providing differentiated though consistently high levels of customer service. We aim to provide products, service and pricing, to use various marketing channels and to maintain marketing affiliations and corporate account contracts which complement each brand’s positioning. In 2012, we plan to continue to invest in our brands through a variety of efforts, including television commercials, print advertisements and on-line and off-line marketing. We see particular growth opportunities in Europe for Budget, as Budget’s share of airport car rentals is significantly smaller in Europe than in other parts of the world.

•

Expanding Our Revenue Sources. We plan to continue to focus on promoting car class upgrades, adjusting our mix of vehicles to match customer demand, growing our rentals to small-business and international travelers and expanding our ancillary revenues derived from offering additional products and services to on- and off-airport customers. Opportunities for ancillary revenue growth include adding sales of insurance coverages, damage waivers and other ancillary products and services, such as electronic toll collection services, satellite radio and our where2 GPS navigation product, to the rental transactions of an increasing percentage of our renters. We also look to increase the proportion of transactions in which customers prepay us for their vehicle rentals.

•

Capturing Incremental Profit Opportunities. We plan to continue our focus on yield management and pricing optimization and seek to increase the time and mileage rental fees we earn per rental day. We have implemented technology, and will be adding additional systems, that strengthen our yield management and that enable us to tailor our product/price offerings to specific customer segments. We expect to continue to adjust our pricing to bolster profitability and match changes in demand. In addition, we believe the expansion of our revenue sources (as discussed above) should permit us to generate incremental profits from our customer base, while at the same time enhancing our customers’ vehicle rental experience. We plan to intensify our efforts to build customer loyalty and reduce customer acquisition costs through our Customer Led, Service Driven™ program that is intended to enhance our customers’ rental experience.

•

Controlling Costs and Promoting Efficiencies. We have continued our efforts to rigorously control costs. We have taken aggressive action to reduce expenses throughout the organization since 2008, and we expect to eliminate or reduce significant costs through the integration of Avis Europe. In addition, we continue to develop and implement our Performance Excellence process improvement initiative to increase efficiencies, reduce operating costs and create sustainable cost savings using LEAN, Six Sigma and other tools. This initiative, which we are expanding to cover our recently acquired operations in Europe and Asia, has generated substantial savings since its implementation and should continue to provide benefits in 2012. We have also implemented technology solutions, including self-service voice reservation technology and fleet optimization technologies, to reduce costs, and we will continue to pursue innovative solutions to support our strategic initiatives. We believe such steps will continue to aid our financial performance.

•

Mitigating Risks. We expect to continue to face challenges, as demand for travel services generally has not yet returned to the levels experienced before the economic recession, and we operate in a highly competitive industry. We seek to mitigate our exposure to risks in numerous ways, including delivering upon the core strategic initiatives described above and through continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet and our operations, and adjustments in the size, nature and terms of our relationships with vehicle manufacturers.

COMPANY HISTORY

Avis Budget Group, Inc. is a Delaware corporation headquartered in Parsippany, New Jersey, whose operations consist of two of the most recognized brands in the global vehicle rental industry through Avis Budget Car Rental, LLC, the parent of Avis Rent A Car System, LLC, Budget Rent A Car System, Inc. and Budget Truck Rental, LLC. Avis Rent A Car System, LLC and Budget Rent A Car System, Inc. also do business as Avis Car Rental and Budget Car Rental, respectively. Founded in 1946, Avis is believed to be the first company to rent cars from airport locations. Avis expanded its geographic reach throughout the United States through licensed and corporate-owned growth in the 1950s and 1960s. In 1963, Avis introduced its award winning “We try harder®” advertising campaign, which is considered one of the top ten advertising campaigns of the 20th century by Advertising Age magazine. Avis possesses a long history of innovation in its business, including the Wizard system, which is a well established and continually updated information-technology system that is the backbone of our operations. Budget was founded in 1958 as a car rental company for the value-conscious vehicle rental customer and grew its business rapidly during the 1960s, expanding its rental car offerings throughout North America and significantly expanding its Budget truck rental business in the 1990s.

We acquired the Avis brand in 1996, Avis’ capital stock in 2001 and the Budget brand and substantially all of the domestic and certain international assets of Budget’s predecessor in 2002. We were created through a merger with HFS Incorporated in 1997 with the resultant corporation being renamed Cendant Corporation (“Cendant”). In 2006, Cendant completed a separation into four separate companies (the “Separation”): Realogy Corporation, Wyndham Worldwide Corporation, Travelport, Inc. and Cendant (now Avis Budget Group, Inc.), and we continue to manage the administration of certain legacy items which remain following the completion of the Separation. In October 2011, we expanded our international operations with the acquisition of Avis Europe, which was previously an independently-owned licensee operating the Avis and Budget brands in Europe, the Middle East and Africa, and the Avis brand in Asia. The Avis Europe Acquisition has re-united the Avis and Budget brands globally under a single company, making Avis Budget Group one of the largest vehicle rental companies in the world. Our common stock currently trades on the NASDAQ Global Select Market under the symbol “CAR.”

CAR RENTAL BUSINESS

Operations—Avis

We operate or license the Avis car rental system (the “Avis System”), which is comprised of approximately 5,200 locations worldwide and represents one of the largest car rental systems in the world. The Avis System encompasses locations at most of the largest airports and cities in the world.

We operate approximately 2,100 Avis car rental locations worldwide, in both the on-airport and local rental markets. In 2011, our Avis operations generated total revenue of approximately $3.8 billion, of which approximately 78% (or $3.0 billion) was derived from North American operations. In addition, we license the Avis brand to other independent business owners in approximately 3,100 locations throughout the world. In 2011, approximately 68% of the Avis System total revenue was generated by our locations, including full-year revenue for locations acquired in the Avis Europe Acquisition, and the remainder was generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that make up the Avis System:

	Avis System Locations
	North America	International	Total
Company-operated locations	1,200	900	2,100
Licensee locations	300	2,800	3,100

Total Avis System Locations	1,500	3,700	5,200

In 2011, Avis derived approximately 57% and 43% of its car rental time and mileage revenue from commercial and leisure customers, respectively, and 73% and 27% of its car rental time and mileage revenue from customers renting at airports and locally, respectively. Time and mileage revenue (“T&M”) consists of fees charged to our customers specifically for vehicle rentals.

The Avis brand provides high-quality car rental services at price points generally above non-branded and value-branded national car rental companies. We offer Avis customers a variety of premium services, including:

•	Avis Preferred, a counter bypass program, which is available at major airport locations;

•	where2, a navigation system that features Bluetooth hands-free calling and MP3 playback capability;

•	Avis Cool Cars, a line of fun-to-drive vehicles such as the Chevrolet Camaro, Ford Mustang, Infiniti FX35 and Chevrolet Corvette;

•	Avis Prestige, a line of luxury performance cars and stylish convertibles offered to our customers in Europe;

•	availability of eco-friendly vehicles, including gas/electric hybrid vehicles;

•	Roving Rapid Return, wireless technology that permits customers who are returning vehicles to obtain a printed charge record from service agents at the vehicle as it is being returned;

•	a 100% smoke-free car rental fleet in North America;

•	amenities such as Avis Blast, a portable satellite radio product, and Avis Access, a full range of special products and services for drivers and passengers with disabilities;

•

Avis Interactive, a proprietary management tool that allows corporate clients to easily view and analyze their rental activity via the Internet, permitting these clients to better manage their travel budgets and monitor employee compliance with applicable travel policies; and

•	Avis First, a customer loyalty program that rewards customers with additional benefits for frequent rentals.

Operations—Budget

We operate or license the Budget vehicle rental system (the “Budget System”), which is comprised of approximately 3,050 car rental locations and represents one of the largest car rental systems in the world. The Budget System encompasses locations at most of the largest airports and cities in the world.

We operate approximately 1,100 Budget car rental locations worldwide. In 2011, our Budget car rental operations generated total revenue of approximately $1.7 billion, of which 89% (or $1.5 billion) was derived from North American operations. We also license the Budget System to independent business owners who operate approximately 1,950 locations worldwide. In 2011, approximately 69% of the Budget System total revenue was generated by our locations, including full-year revenue for locations acquired in the Avis Europe Acquisition, with the remainder generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of revenues.

The table below presents the approximate number of locations that make up the Budget System:

	Budget System Locations
	North America	International	Total
Company-operated locations	850	250	1,100
Licensee locations	400	1,550	1,950

Total Budget System Locations	1,250	1,800	3,050

In 2011, Budget derived approximately 28% and 72% of its car rental T&M revenue from commercial and leisure customers, respectively, and 77% and 23% of its car rental T&M revenue from customers renting at airports and locally, respectively.

Budget is a leading rental car supplier to the more value-conscious segments of the industry. Budget offers its customers Fastbreak, an expedited rental service for frequent travelers, which operates much like Avis Preferred, as well as where2 navigation units and Roving Rapid Return, as described above.

Reservations

Customers can make Avis and Budget car rental reservations through our Avis and Budget websites at avis.com and budget.com, through our reservation centers (also referred to as contact centers) at 1-888-777-AVIS and 1-800-BUDGET7, respectively, through online travel portals, travel agents, or through selected partners, including many major airlines. Travel agents can access our reservation systems through all major global distribution systems (GDSs) and can obtain information with respect to rental locations, vehicle availability and applicable rate structures through these systems. In 2011, we generated approximately 31% of our reservations through our Avis and Budget branded websites, 8% through our contact centers, 30% through GDSs, 6% through online travel agencies, 14% through direct-connect technologies and 11% through other sources. We use a voice reservation system which allows customers to conduct certain transactions such as confirmation, cancellation and modification of reservations using self-service interactive voice response technology. We have also developed mobile applications allowing customers to manage their car rental reservations on various mobile devices.

Marketing

Avis and Budget support their premium and value-conscious brand positions through a range of marketing channels and campaigns, including traditional media, such as television, radio and print advertising, as well as Internet and email marketing. Avis focuses its marketing around its industry-leading customer loyalty and its award-winning “We try harder” marketing campaign. Budget builds its marketing around retail advertising, key partnerships and online marketing campaigns, and in 2011 launched a new television advertising campaign.

We maintain strong links to the travel industry. Avis and Budget maintain marketing partnerships with several major airlines, including American Airlines, British Airways, Continental Airlines, Lufthansa, Southwest Airlines and United Airlines. We also offer customers the ability to earn frequent traveler points with most major airlines’ frequent traveler programs, including Air Canada, Air New Zealand and Qantas. Avis and Budget are also affiliated with the frequency programs of major hotel companies, including Hilton Hotels Corporation, Hyatt Corporation, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide. In 2011, we signed new agreements with Intercontinental Hotels Group, La Quinta Inns & Suites and MGM Resorts International. These arrangements provide incentives to loyalty program participants and provide us with cooperative marketing opportunities, including call transfer programs and online links with various partners’ websites.

In 2011, approximately 70% of vehicle rental transactions from our owned and operated Avis locations in North America were generated by travelers who rented from Avis under contracts between Avis and the travelers’ employers or through membership in an organization with whom Avis has a contractual affiliation (such as AARP and Costco). Avis also has marketing relationships with organizations such as American Express, MasterCard International and Sears, through which we are able to provide customers of these entities with incentives to rent from Avis. Avis licensees also generally have the option to participate in these affiliations. Avis also sponsors its own loyalty programs.

Additionally, we offer “Unlimited Budget,” a loyalty incentive program for travel agents established over ten years ago, which had approximately 19,000 travel agents actively enrolled as of December 31, 2011. Budget also offers the Budget Small Business Program, a program for small businesses that offers discounted rates, central billing options and rebates to its members. Budget has contractual arrangements with American Express,

MasterCard International and other organizations, which offer members of these groups incentives to rent from Budget. In connection with its focus on value-conscious customers, Budget primarily relies on retail advertising, including Internet advertising, and on value pricing to drive customers to our Budget website, our call centers and other distribution channels. Budget also offers proprietary marketing programs such as Fastbreak, an expedited rental service for frequent renters to further support its marketing efforts.

Licensing

We have licensees in more than 150 countries throughout the world. Revenue derived from our vehicle rental licensees in 2011 totaled $70 million. Licensed locations are independently operated by our licensees, and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban locations. Our licensees maintain separate independently operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional fixed costs associated with fees paid by licensees to us. Licensed locations represented approximately 61% of our Avis and Budget car rental locations worldwide following the Avis Europe Acquisition. Locations operated by licensees throughout 2011 represented approximately 32% of total revenue generated by the Avis and Budget Systems in 2011. We facilitate one-way car rentals between corporate-owned and licensed locations, which enables us to offer an integrated network of locations to our customers.

We generally enjoy good relationships with our licensees and meet regularly with them at regional, national and international meetings. Our relationships with our licensees are governed by license agreements that grant the licensee the right to operate independently operated Avis or Budget car and/or truck rental businesses in certain territories. Our license agreements generally provide our licensees with the exclusive right to operate in their assigned territory. These agreements impose obligations on the licensee regarding its operations and most agreements restrict the licensee’s ability to transfer its license agreement and capital stock. Licensees are generally required to adhere to our system standards for each brand as updated and supplemented by our policy bulletins, brand manuals and service programs.

We maintain the right to monitor the operations of licensees and, when applicable, can declare a licensee to be in default under its license agreement. We can terminate license agreements for certain defaults, including failure to pay royalties and failure to adhere to our operational standards. Under agreements that predate our ownership of Avis or Budget, a limited number of licensees in the United States are also separately licensed to sell used cars under the Avis or Budget brand in certain territories. Our current U.S. license agreements generally provide for a 20-year term and renewal terms, for no additional fee, so long as the licensee is not in default and provided that certain conditions are met. Some of our older U.S. license agreements do not contain a fixed term, or provide for renewal terms for no additional fee so long as the licensee is not in default. Our European license agreements vary based on the country, but typically have an initial term of two to five years and a renewal period of 10 years, often with no additional upfront fee. Upon renewal, the terms and conditions of the license agreement may generally be amended from those contained in the expiring license agreements, while terms in certain older license agreements may limit our ability to do so. The car rental royalty fee payable to us under license agreements is generally 5% to 8% of gross rental revenue but certain licensees of each brand, both in North America and internationally, have license agreements with different royalty fee structures.

Pursuant to their license agreements, some licensees must meet certain minimal requirements relating to the number of rental locations in their licensed territory, the number of vehicles available for rental and the amount of their advertising and promotional expenditures. In general, our license agreements provide that the licensee must not engage in any other vehicle rental business within the licensed territory during the term of such agreement, and, in our North American Budget license agreements, for 12 months thereafter. Upon termination of a license, the licensee is also prohibited from using the Avis or Budget name and related marks in any business. In the United States, these license relationships constitute “franchises” under most federal and state laws regulating the offer and sale of franchises and the relationship of the parties to a franchise agreement.

Other Revenue

In addition to revenue from vehicle rentals and licensee royalties, we generate revenue from Avis and Budget customers through the sale and/or rental of optional products and services. Our employees offer products to customers that will enhance their rental experience, including collision and loss damage waivers, insurance products such as additional/supplemental liability insurance or personal accident/effects insurance, products for driving convenience such as where2 GPS navigation units, optional roadside assistance services, fuel service options, electronic toll collection and other ancillary products and services, such as rentals of satellite radio units and child safety seats. In 2011, approximately 4% of our vehicle rental operations revenue was generated by the sale of collision and loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if the customer has not breached the rental agreement. In addition, we receive reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, that we pay in exchange for the right to operate at airports and other locations.

Websites

We have strong brand presence on the Internet through our Avis- and Budget-branded websites, as well as third-party websites. Both Avis and Budget have agreements to promote their car rental services with major online travel agencies such as Expedia, Travelocity and Orbitz and have a strong advertising presence on various search engines. Bookings on our Avis- and Budget-branded websites accounted for approximately 31% of Avis’ 2011 reservations and 32% of Budget’s 2011 reservations.

The Wizard System

We own the Wizard system, our worldwide reservation, rental, data processing and information management system. The Wizard system enables us to process millions of incoming customer inquiries each day, providing our customers with accurate and timely information about our locations, rental rates and vehicle availability, as well as the ability to place or modify reservations. Additionally, the Wizard system is linked to all major travel distribution networks worldwide and provides real-time processing for travel agents, travel industry partners (such as airlines and online travel sites), corporate travel departments and individual consumers through our websites or calls to our contact centers. The Wizard system also provides personal profile information to our reservation and rental agents to help us better serve our customers.

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

•

Interactive voice response system. We have developed an automated voice response system that enables the automated processing of customer reservation cancellations, confirmations, identification of rental locations, extension of existing rentals and requests for copies of rental receipts over the phone using speech recognition software.

•

On Location. We have introduced our “On Location®” service to certain of our corporate customers, which enables hourly self-service car rentals at their campus locations. This service consists of a two-way communications device connected to the vehicle’s on-board diagnostics system. This device retrieves key vehicle information that integrates with the Wizard system to perform a check-in and check-out of a vehicle in a self-service mode, all via mobile applications.

Fleet

We rent a wide variety of vehicles, including luxury and specialty vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. We maintain a single fleet of vehicles for Avis and Budget in countries where we operate both brands.

We participate in a variety of vehicle purchase programs with major U.S. and foreign vehicle manufacturers. During 2011, approximately 25%, 24% and 18% of the cars acquired for our North American car rental fleet were manufactured by Ford, General Motors and Chrysler, respectively, compared to 24%, 27% and 17%, respectively, in 2010. During 2011, we also purchased vehicles from BMW, Hyundai, Kia, Mazda, Mitsubishi, Nissan, Subaru, Suzuki, Toyota and Volkswagen for our North American fleet. In North America, we have continued to maintain a diverse fleet, with 33% of vehicles acquired for our North American fleet sourced from non-U.S. manufacturers.

We generally maintain a similarly diverse fleet in countries where we have International corporate operations. In 2011, following the Avis Europe Acquisition, our International fleet was comprised of approximately 17%, 13% and 12% of cars manufactured by Volkswagen AG, Peugeot and General Motors, respectively. During 2011, we also purchased vehicles from Audi, BMW, Chrysler, Fiat, Ford, Hyundai, Mercedes, Mitsubishi, Nissan, Porsche, Renault and Toyota for our International fleet, including vehicles acquired as part of the Avis Europe Acquisition.

We generally hold a vehicle in our fleet for a term of four to sixteen months. In 2011, on average approximately 47% of our rental car fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase them or guarantee our rate of depreciation during a specified period of time. Cars subject to these agreements are sometimes referred to as “program” cars and cars not subject to these agreements are sometimes referred to as “risk” cars. Such agreements require that program vehicles be maintained in our fleet for a minimum number of months (typically four to eleven months) and impose return conditions, including those related to mileage and condition. At the time the vehicle is returned, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market. The future percentages of program and risk vehicles in our fleet will be dependent on the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs. We dispose of our risk vehicles largely through automobile auctions, including auctions that enable dealers to purchase vehicles online more quickly than through traditional auctions.

Of the approximately 316,000 cars from our North America rental car fleet that we sold in 2011 (compared to 321,000 that we sold in 2010), we sold approximately 56% pursuant to repurchase or guaranteed depreciation programs and the rest were sold through third-party channels such as wholesale auctions.

Our car rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. The seasonal variation in demand, along with more localized changes in demand at each of our locations, causes us to vary our fleet size over the course of the year. For 2011, given the effects of the Avis Europe Acquisition, our average monthly car rental fleet size ranged from a low of approximately 320,000 vehicles in January to a high of approximately 460,000 vehicles in October, including vehicles acquired in the Avis Europe Acquisition. Our average monthly car rental fleet size typically peaks in the summer months. Compared to 2010, our average fleet size increased approximately 15% in 2011, including vehicles acquired in the Avis Europe Acquisition. Average fleet utilization for 2011, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 76% in March to 63% in December and averaged 69% for 2011, which was slightly below 2010 levels. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled statistics.

We place a strong emphasis on vehicle maintenance for customer safety and customer satisfaction reasons, and because quick and proper repairs are critical to fleet utilization. To accomplish this task we employ a fully-certified National Institute for Automotive Service Excellence (“ASE”) technician instructor and have developed a specialized training program for our 348 technicians who operate in approximately 85 maintenance and damage repair centers for both Avis and Budget in the United States. We use advanced diagnostic equipment, including General Motors’ Global Diagnostic System, Ford’s Integrated Diagnostic System, Chrysler’s wiTECH scan tool, Hyundai’s Global Diagnostic System, Kia’s Global Diagnostic System and Toyota’s Techstream scan tool. Our technician training department also prepares its own technical service bulletins that can be retrieved electronically at our repair locations. Approximately 80% of our U.S. technicians are ASE-certified.

Customer Service

We believe our commitment to delivering a consistently high level of customer service across all of our brands is a critical element of our success and strategy. In 2011, we continued implementation of our Customer Led, Service Driven™ program, through which we focus on improving the overall customer experience based on our research of customer service practices, improved customer insights, executing our customer relationship management strategy and delivering customer-centric employee training. We continuously track customer satisfaction levels by sending location-specific surveys to recent customers. In 2011, we received over 750,000 responses to our online customer satisfaction surveys. Our surveys ask customers to evaluate their overall satisfaction with their rental experience, among other things. Results are analyzed in aggregate and by location to help further enhance our service levels to our customers. In addition, we utilize a toll-free telephone number and a dedicated customer service e-mail address to allow customers of both Avis and Budget to report problems directly to our customer relations department. Location associates and managers receive resolution training and are empowered to resolve most customer issues at the location level. We continuously measure our service delivery by preparing weekly and monthly reports on the types and number of complaints and compliments we receive. These reports are utilized by our location management in conjunction with the customer satisfaction reports providing us with comprehensive feedback regarding customer service delivery.

Environmental Initiatives

Over the past several years, we have launched a number of initiatives to manage the environmental aspects of our business. We have focused on and expect to continue to focus on the environmental profile of our car rental fleet, as measured using the United States Environmental Protection Agency (“EPA”) SmartWay Certification program. Many of the 2011 model year rental cars in our fleet met the standards for EPA SmartWay Certification. We also offer gas/electric hybrid cars and flex fuel cars for rent for those seeking to minimize environmental impact through use of E-85 ethanol fuel. We also offer a significant number of vehicles equipped for electronic toll collection, which published research indicates reduces hydrocarbons and carbon monoxide emissions as well as emissions of nitrogen oxides through reduced wait times at toll booths. We offer electronic invoicing options in the United States and certain other countries to reduce our paper consumption. We have also introduced local environmental initiatives in certain European countries in which we operate, such as electric vehicles and carbon offset purchases, reduced utility usage and increased use of renewable energy sources at our European headquarters and other locations. Our corporate operations in Europe were accredited “CarbonNeutral® Operations” in 2011, meaning emissions generated by our European corporate operations have been reduced and offset to net zero.

We are creating formal Environmental Management Systems (EMS) for key U.S. airport locations in accordance with ISO 14001 international standards. We use these standards to quantify the various environmental aspects of our business operations, and to manage these aspects, reducing our impact when and where practicable. For example, new car washes installed at our Avis and Budget facilities now recycle and reuse at least 80% of their wastewater.

We also offer corporate customers a carbon footprint calculator designed to work with our data warehouse and compute the emissions from their rental car use. We then offer our corporate customers a program to help them reduce their carbon impact, including through driver education, and the opportunity to use carbon offset credits aimed at making their rental car use carbon neutral. We have an alliance with Carbonfund.org, a leading non-profit provider of carbon offset credits, to enable both renters and corporate customers to offset emissions generated by their rental car use.

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

Competition

The car rental industry is characterized by intense price and service competition. Competition in our vehicle rental operations is based primarily upon price, reliability, vehicle availability, national or international distribution, usability of booking systems, ease of rental and return, and other elements of customer service. In addition, competition is influenced strongly by advertising, marketing and brand reputation. We compete primarily with the following car rental companies: Hertz Global Holdings, Inc., which operates the Hertz and Advantage brands; Dollar Thrifty Automotive Group, Inc.; Enterprise Rent-A-Car Company, which also operates the National Car Rental and Alamo brands in North America; Europcar, which also operates the National Car Rental and Alamo brands in Europe; and Sixt AG. We also compete with smaller regional car rental companies.

TRUCK RENTAL BUSINESS

Operations

Budget’s truck rental business is one of the largest local and one-way truck rental businesses in the United States. The Budget truck rental business has a combined fleet of approximately 26,000 trucks, which are rented through a network of approximately 1,850 dealers and 300 Company-operated locations throughout the continental United States. A certain number of our dealer locations are operated by our Budget car rental licensees. The Budget truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. In 2011, the Budget truck rental business generated total revenue of approximately $376 million.

We advertise in “yellow pages” telephone directories, purchase online advertisements and keywords, and conduct targeted email marketing campaigns to help promote our truck rental business to new and existing customers. Budget truck rental customers can make reservations, through our Budget truck rental website at budgettruck.com, through the Budget truck rental reservation center at 1-800-GO-BUDGET or by calling a specific location directly.

We have an exclusive agreement to advertise truck rental services in the Mover’s Guide, an official U.S. Postal Service change of address product. In addition, we maintain relationships with businesses like Sears and Pep Boys, a leading automotive aftermarket service and retail chain, to promote Budget’s truck rental business, as well as a relationship with AARP offering reduced rates to members.

Ancillary Products and Insurance Coverages

We supplement our daily truck rental revenue by offering customers a range of ancillary products. We rent automobile towing equipment and other moving accessories such as hand trucks, furniture pads and moving supplies, as well as where2 GPS navigation units. We also make available to customers a range of optional liability-limiting products and coverages such as physical damage waivers, automobile towing protection, personal accident and cargo insurance and supplemental liability insurance. These ancillary products enhance our appeal to consumers by offering customers “one-stop” moving services.

Distribution

Budget’s truck rental business is offered through a national network, which included approximately 1,850 dealers as of December 31, 2011. These independently-owned dealers generally operate self-storage facilities, rental centers, hardware stores, service stations and other similar retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks to consumers and to our commercial accounts and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck rentals and ancillary equipment rentals. Generally, agreements with dealers may be terminated by either party subject to certain conditions.

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

INSURANCE

We generally assume the risk of liability to third parties arising from vehicle rental services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, in accordance with the minimum financial responsibility requirements (“MFRs”) and primacy of coverage laws of the relevant jurisdiction. In certain cases, we assume liability above applicable MFRs, but to no more than $1 million, pursuant to contractual obligations. In cases where we assume liability above applicable MFRs or in cases involving a negligent act on the part of the Company, we retain exposure for up to $1 million per occurrence and up to $10 million per occurrence, respectively, through a combination of self-insurance and insurance coverage provided by an unaffiliated insurance carrier and reinsured by us. We provide such reinsurance through our captive insurance subsidiary, Constellation Reinsurance Co., Ltd. We purchase insurance coverage for exposures of more than $10 million per occurrence from a combination of unaffiliated excess carriers.

We insure the risk of liability to third parties arising from vehicle rental services in Europe in accordance with regulatory requirements, through a combination of unaffiliated carriers and our captive insurance subsidiary, AEGIS Motor Insurance Limited, which provides reinsurance to third-party insurers, subject to certain limits. AEGIS purchases reinsurance to limit its exposure. We insure the risk of liability to third parties in Argentina, Australia and New Zealand through a combination of unaffiliated carriers and one of our affiliates. These carriers provide coverage supplemental to minimum local requirements.

When a customer elects to purchase supplemental liability insurance, with limits of either $1 million or $2 million, we largely retain economic exposure to loss, since the insurance is provided by an unaffiliated carrier that is reinsured by our Constellation Reinsurance Co., Ltd. subsidiary. Additional personal accident insurance offered to our customers in Europe is underwritten by a third-party insurer, and reinsured by our Avis Europe International Reinsurance Limited subsidiary.

THE AVIS EUROPE ACQUISITION

On October 3, 2011, we completed the acquisition of all of the outstanding shares of Avis Europe plc for a purchase price of 315 pence per share in cash, or approximately $1.0 billion. Avis Europe had been our largest independently-owned licensee, operating and sub-licensing the Avis and Budget brands in Europe, the Middle East and Africa, and the Avis brand in Asia. In 2010, Avis Europe generated revenue of approximately $1.6 billion; operated an average fleet of approximately 100,000 vehicles in France, Germany, Spain, Italy, the United Kingdom, Austria, Belgium, Luxembourg, the Netherlands, Portugal, Switzerland, the Czech Republic and Singapore; and had sub-licensees in approximately 100 countries in Europe, the Middle East, Africa and Asia. The Avis Europe Acquisition, and the repayment of certain of its debt obligations, was funded through a combination of existing cash and incremental indebtedness.

TRADEMARKS AND INTELLECTUAL PROPERTY

The service marks “Avis” and “Budget,” related marks incorporating the words “Avis” or “Budget,” and related logos and marks such as “We try harder” are material to our vehicle rental business. Our subsidiaries and licensees actively use these marks. All of the material marks used by the Avis and Budget Systems are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as in over 100 countries. Our subsidiaries own the marks and other intellectual property, including the Wizard system, used in our business.

FINANCIAL DATA OF SEGMENTS AND GEOGRAPHIC AREAS

Financial data for our segments and geographic areas are reported in Note 22—Segment Information to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

REGULATION

We are subject to various federal, state and local laws and regulations in the United States and internationally, including those relating to taxing and licensing of vehicles, trademark licensing, consumer credit, consumer protection, environmental protection, insurance, privacy and labor matters.

Environmental

The principal environmental regulatory requirements applicable to our vehicle rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate approximately 450 Avis and Budget locations worldwide at which petroleum products are stored in underground or above-ground tanks and maintain liability insurance covering tanks at these locations. In the United States, we have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 EPA upgrade mandate and periodic testing and leak monitoring of underground storage tanks. We are also subject to various local environmental regulatory requirements in the other countries in which we operate locations with underground or above-ground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

We may also be subject to requirements related to the remediation of, or the liability for remediation of, substances that have been released into the environment at properties owned or operated by us or at properties to which we send substances for treatment or disposal. Such remediation requirements may be imposed without regard to fault, and liability for environmental remediation can be substantial. These remediation requirements and other environmental regulations differ depending on the country where the property is located.

We may be eligible for reimbursement in the United States from funds in certain states established to assist in the payment of remediation costs for releases from certain registered underground tanks. Subject to certain deductibles, the availability of funds, compliance status of the tanks and the nature of the release, these tank funds may be available to us for use in remediating future releases from our tank systems located in such states.

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

Insurance

As a result of our reinsurance of the optional insurance coverages that we offer through unaffiliated third-party insurance companies as well as other insurance obligations, we are subject to regulation under the insurance statutes, including insurance holding company statutes, of the jurisdictions in which our insurance company subsidiaries are domiciled. These regulations vary from jurisdiction to jurisdiction, but generally require insurance holding companies and insurers that are subsidiaries of insurance holding companies to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations with the regulatory authority of the applicable jurisdiction, and require prior regulatory agency approval of changes in control of an insurer and intra-corporate transfers of assets within the holding company structure. Such insurance statutes may also require that we obtain limited licenses to sell optional insurance coverage to our customers at the time of rental. In addition, our car rental operations in Europe must comply with certain European Union regulations regarding the sale of travel insurance by intermediaries.

Franchise Regulation

The aspect of our business that involves licensing third parties to operate locations under the Avis or Budget name, in exchange for the payment of a royalty, is regulated by various state franchising laws, as well as by the U.S. Federal Trade Commission (the “FTC”). The FTC requires that we make extensive disclosure to prospective licensees but does not require registration. A number of states require registration and/or disclosure in connection with licensing offers and sales. In addition, several states have franchise relationship laws that could limit our ability to, among other things, terminate license agreements or withhold consent to the renewal or transfer of these agreements. We are also subject to certain regulations affecting our license arrangements in Europe and other international locations. Although our licensing operations have not been materially adversely affected by such existing regulations, we cannot predict the effect of any future U.S. or international legislation or regulations.

Privacy

Laws in some countries and jurisdictions limit the types of information we may collect about individuals with whom we deal or propose to deal, as well as how we collect, retain and use the information that we are permitted to collect, some of which is non-public personally identifiable information. The centralized nature of our information systems requires the routine flow of information about customers and potential customers across national borders, particularly in the United States and Europe. If this flow of information were to become illegal, or subject to onerous restrictions, our ability to serve our customers could be seriously impaired for an extended period of time. In addition, our failure to maintain the security of the data we hold, whether as a result of our own error or the actions of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs and otherwise adversely impact our results of operations. In addition, the Payment Card Industry (the “PCI”) imposes strict customer credit card data security standards to ensure that our customers’ credit card information is protected. Failure to meet the PCI data security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments.

EMPLOYEES

As of December 31, 2011, we employed approximately 28,000 persons, of whom approximately 8,000 were employed on a part-time basis. Of our 28,000 employees, approximately 9,000 were employed outside of the United States. In the United States, the majority of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Certain of our executive officers have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2011, approximately 34% of our employees in the United States were covered by collective bargaining agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

COMPANY INFORMATION

Our principal executive office is located at 6 Sylvan Way, Parsippany, New Jersey 07054 (telephone number: 973-496-4700). The Company files electronically with the Securities and Exchange Commission (the “SEC”) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; registration statements and other forms or reports as required. Certain of the Company’s officers and directors also file statements of changes in beneficial ownership on Form 4 with the SEC. The public may read and copy any materials that the Company has filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Such materials may also be accessed electronically on the SEC’s Internet site (www.sec.gov). The Company maintains a website (avisbudgetgroup.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to these reports filed or furnished with the SEC are available free of charge in the Investor Relations section of our website, as soon as reasonably practicable after filing with the SEC. Copies of our Codes of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters are also available on our website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A.   RISK FACTORS

The following is a cautionary discussion of the most significant risks, uncertainties and assumptions that we believe are significant to our business and should be considered carefully in conjunction with all of the other information set forth in this Annual Report on Form 10-K. In addition to the factors discussed elsewhere in this report, the factors described in this item could, individually or in the aggregate, cause our actual results to differ materially from those described in any forward-looking statements. Should unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business

The high level of competition in the vehicle rental industry may lead to reduced rental volumes and increased pricing pressure, which could have an adverse impact on our results of operations.

The vehicle rental industry in which we operate is highly competitive. We believe that price is one of the primary competitive factors in the vehicle rental industry. Our competitors may seek to compete aggressively on the basis of pricing. We risk losing rental volume to the extent that our competitors reduce their pricing and we do not match or remain within a reasonably competitive margin of our competitors’ pricing, or if price increases we seek to implement make us less competitive. We could be further impacted if we are unable to adjust the size of our rental fleet in response to fluctuations in demand.

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

Fleet costs, which represent our single largest expense, represented approximately 23% of our aggregate operating expenses for 2011 and can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles. In 2011, on average approximately 47% of our rental car fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase them or guarantee the depreciation rate for a specified period of time. We refer to such agreements as “programs” and to cars subject to such agreements as “program cars.” Under these programs, automobile manufacturers agree to repurchase cars at a specified price during a specified time period or guarantee the rate of depreciation for a specified period of time, typically subject to certain car condition and mileage requirements. These programs therefore enable us to determine, in advance, our depreciation expense, which is a significant component of our fleet costs. These programs also limit the risk to us that the market value of a car, at the time of its disposition, will be less than its estimated residual (or depreciated) value; however, as discussed below, such programs result in additional exposure to the manufacturers with whom we have such agreements.

Automobile manufacturers may not continue to sell program cars to us at all or on terms consistent with past practice. The overall cost of program cars could also increase if the manufacturers were to make changes to such programs, particularly if such changes were to result in an adverse impact in the repurchase price or guaranteed depreciation without a corresponding decrease to the original purchase price. Programs also generally provide us with flexibility to reduce the size of our fleet rapidly in response to an economic slowdown or changes in demand by disposing of cars sooner than originally expected. This flexibility may be reduced in the future to the extent that we reduce the percentage of program cars in our car rental fleet or this feature of the programs is altered.

We receive payments from manufacturers, known as “incentive payments,” once certain contractual conditions are met, such as reaching certain purchase volumes. Our per-unit fleet costs could increase if we should decide to purchase fewer vehicles than previously agreed to, or if we do not meet volume requirements or if incentive payments are reduced or eliminated by manufacturers. Any increase in our per-unit fleet costs could adversely impact our financial condition and results of operations.

We face risks related to the financial condition of automobile manufacturers and the used vehicle marketplace.

Approximately 25%, 24% and 18% of the cars we acquired for our North American fleet in 2011 were manufactured by Ford, General Motors and Chrysler, respectively. A majority of these cars and a portion of cars purchased from other manufacturers for our North American and our International fleets are program cars. If a manufacturer were to default under its agreements with us as a result of bankruptcy proceedings or otherwise, we could incur material expenses if the prices at which we were able to dispose of program cars were less than the specified prices under the applicable program. This effect may be magnified because we typically pay the manufacturer of a program car more than we would pay to buy the same car as a non-program vehicle, which we refer to as a “risk vehicle,” and because we depreciate a program car to the repurchase price or the guaranteed depreciation agreed to by the manufacturer. This price does not vary with conditions in the marketplace and is usually higher than the price that would be available in the used car marketplace. We also receive incentive payments from manufacturers following the purchase of some of our vehicles once certain conditions are met, such as reaching certain purchase volumes. Failure by a manufacturer to fulfill its obligations under any program agreement or incentive payment obligation could leave us with a substantial unpaid claim against the manufacturer, particularly with respect to program cars that were either (i) resold for an amount less than the amount guaranteed under the applicable program and therefore subject to a “true-up” payment obligation from the manufacturer or (ii) returned to the manufacturer but for which we were not yet paid, and therefore we could incur a substantial loss as a result of such failure to perform.

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

Any reduction in the market value of the vehicles in our fleet could effectively increase our fleet costs, adversely impact our profitability and potentially lead to decreased capacity in our asset-backed car rental funding facilities due to the collateral requirements for such facilities which effectively increase as market values for vehicles decrease. In addition, if our ability to sell vehicles in the used vehicle marketplace were to become severely limited at a time when required collateral levels were rising, principal under our asset-backed financing facilities may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our vehicle program subsidiaries. If that were to occur, the holders of our asset-backed debt may have the ability to exercise their right to instruct the trustee to direct the return of program vehicles and/or the sale of non-program vehicles to generate proceeds sufficient to repay such debt.

We face risks associated with sourcing vehicles for our fleet and potential safety recalls affecting vehicles in our fleet.

We currently source our fleet from a wide range of auto manufacturers, including General Motors, Ford, Chrysler, Audi, BMW, Fiat, Hyundai, Kia, Nissan, Peugeot, Renault, Toyota and Volkswagen. To the extent these or other auto manufacturers significantly curtail production, or decide to curtail sales to us or the vehicle rental industry as a whole, we may not be able to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs. In addition, our vehicles may be subject to safety recalls by their manufacturers that could have a similar impact on our business when we remove such recalled vehicles from our rentable fleet. If a large number of cars were to be the subject of simultaneous recalls, or if needed replacement parts were not in adequate supply, we may not be able to re-rent recalled cars for a significant period of time. We could also face liability claims related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could adversely affect our revenues, create customer service problems, reduce the residual value of the cars involved, harm our general reputation and/or have an adverse effect on our financial condition and results of operations.

We may not be able to effectively integrate Avis Europe or realize anticipated benefits from the Avis Europe Acquisition, which could negatively impact our business.

We may not be able to promptly and efficiently integrate the operations of Avis Europe and its subsidiaries with our operations, and the potential benefits of the Avis Europe Acquisition that result from cost savings and synergies may be less than what we anticipate or may not be realized at all. The integration of Avis Europe with our operations will require significant attention from management and could impose constraints on our operations or other projects. Potential challenges associated with integrating Avis Europe’s operations with our operations may include, among other things:

•	inconsistencies between our standards, procedures and policies and those of Avis Europe;

•	the increased scope and complexity of our operations;

•	costs of compliance with U.S. and international laws and regulations;

•	provisions in our and Avis Europe’s contracts with third parties that limit our flexibility to take certain actions;

•	the consolidation of operational and administrative systems and infrastructures;

•	limitations on, or costs associated with, workforce reductions;

•	the retention of key employees; and

•	the possibility of other costs or inefficiencies associated with the integration of operations of the combined company.

Any of these factors could cause delays or increased costs related to combining the companies and could adversely affect our operations, financial results and liquidity.

Weakness in general economic conditions in the United States, Europe and other areas in which we operate, weakness in travel demand and the housing market, and/or a significant increase in fuel costs can adversely impact our business.

Historically, our results of operations have declined during periods of general economic weakness, as experienced in 2008 and 2009 when our results were adversely impacted by the global economic recession. If economic conditions in the United States, Europe and/or worldwide were to weaken, our financial condition and results of operations could be adversely impacted in 2012 and beyond.

In 2011, we generated approximately 74% of our car rental T&M revenue from our on-airport locations; therefore, a decline in airline travel will typically have a direct adverse impact on our results of operations. Significant airline capacity reductions, airfare or related fee increases, any events that disrupt or reduce business or leisure air travel such as work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events, could result in reduced air travel and have an adverse effect on our results of operations. Significant increases in fuel prices, a severe protracted disruption in fuel supplies or rationing of fuel could discourage customers from renting cars or reduce or disrupt air travel.

Our truck rental business can also be impacted by the housing market. If conditions in the housing market were to further weaken, we may see a decline in truck rental transactions, which could have an adverse impact on our business.

We may not be successful in implementing our business strategies.

For 2012, our objective is to focus on growing our business profitably, strengthening our position as a leading provider of vehicle rental services and maintaining and enhancing efficiencies achieved through process improvement and other actions, including certain core strategic initiatives, such as optimizing our two-brand strategy, expanding our revenue sources, capturing incremental profit opportunities, integrating the operations of Avis Europe and controlling costs and promoting efficiencies. If we are unsuccessful in implementing these initiatives, our financial condition, results of operations and cash flows could be adversely affected.

We rely on third-party distribution channels, and the success of our business may be affected by these relationships.

In 2011, we generated approximately 44% of our car rental reservations through third-party distribution channels, which include:

•

traditional and online travel agencies, airlines and hotel companies, marketing partners such as credit card companies and membership organizations and other entities that help us attract customers; and

•	global distribution systems, such as Amadeus, Galileo/Apollo, Sabre and Worldspan that connect travel agents, travel service providers and corporations to our reservations systems.

In 2011, approximately 2% of our car rental reservations came through our largest non-GDS third party source of reservations. The operators of some third-party distribution channels can cancel or modify their agreements with us upon relatively short notice. Changes in our pricing agreements, commission schedules or arrangements with third-party distribution channels, the termination of any of our relationships or a reduction in the transaction volume of such channels, or a GDS’s inability to process and communicate reservations to us could have an adverse impact on our business, financial condition and results of operations, particularly if our customers were unable to access our reservation systems through alternate channels.

Our business is seasonal, and a disruption in rental activity during our peak season could adversely affect our results of operations.

Seasonal changes in our revenues do not typically alter certain of our expenses that are fixed in the short run, such as rent and insurance, and typically result in higher profitability in periods when our revenues are higher and lower profitability in periods when our revenues are lower. In our business, the third quarter of the year has historically been our strongest quarter due to the increased level of leisure travel and household moving activity. In 2011, excluding the effects of the Avis Europe Acquisition, the third quarter accounted for 29% of our total revenue for the year and was our most profitable quarter as measured by Adjusted EBITDA. Any circumstance or occurrence that disrupts rental activity during the third quarter could have a disproportionately adverse impact on our financial condition and our results of operations.

Our derivative instruments may impact our results of operations.

We typically utilize derivative instruments to manage a portion of our risk related to fluctuations in interest rates, gas prices and foreign exchange rates. The derivative instruments we use to manage our risk are usually in the form of interest rate and commodity swaps and foreign exchange forward and swap agreements. Periodically, we are required to determine the change in fair value, called the “mark to market,” of some of these derivative instruments, which can result in a non-cash charge or gain being recognized in our financial results. Significant changes or shifts in interest rates, gas prices and foreign exchange rates will impact the valuation of our derivatives and therefore could expose us to substantial mark-to-market losses or gains if such rates or prices fluctuate materially from the time the derivatives were entered into. Accordingly, a fluctuation in such rates or prices may impact our financial position, results of operations and current or future cash flows. In addition, volatility in rates and prices can also impact the cost and effectiveness of our derivative instruments in managing our risks. To the extent any of our derivatives were to result in a gain upon settlement, we would be exposed to credit risk of the counterparties to such derivatives, which are typically large financial institutions.

We are exposed to fluctuations in foreign exchange rates that may adversely impact our results of operations.

Our international operations generate revenue and incur operating costs in currencies other than the U.S. dollar. In addition, the financial position and results of operations of many of our foreign subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates among these foreign currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities, to the extent such figures reflect the inclusion of foreign assets and liabilities that are translated into U.S. dollars for presentation in our financial statements, as well as our results of operations. The Avis Europe Acquisition has increased our foreign currency translation risk. While we take steps to manage our currency exposure, we cannot accurately predict the nature or extent of future exchange rate variability, which could adversely impact our results of operations and financial position.

We face risks related to liability and insurance.

Our businesses expose us to claims for personal injury, death and property damage related to the use of our vehicles and for workers’ compensation claims and other employment-related claims by our employees. We may become exposed to uninsured liability at levels in excess of our historical levels resulting from unusually high losses or otherwise. In addition, liabilities in respect of existing or future claims may exceed the level of our reserves and/or our insurance, which could adversely impact our financial condition and results of operations. Furthermore, insurance with unaffiliated carriers may not continue to be available to us on economically reasonable terms or at all. Should we experience significant liability for which we did not plan, our results of operations and financial position could be negatively impacted.

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

We are subject to environmental regulations that could render us liable for fines or damages.

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

Changes in the laws and regulations in the jurisdictions in which we operate, including laws and regulations relating to the environment, insurance products that we sell, consumer privacy, data security, employment matters, taxes, automobile-related liability and insurance rates could affect our operations, disrupt our business, increase our expenses or otherwise have an adverse impact on our results of operations.

We are subject to a wide variety of laws and regulations in the United States and internationally and changes in the level of government regulation of our business have the potential to materially alter our business practices, financial position and results of operations. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Our global operations may expose us to varying risks, which include multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the laws in the United States, including laws relating to taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, environmental matters, cost and fee recovery, the protection of our trademarks and other intellectual property and local ownership or investment requirements.

Optional insurance products that we offer to renters in the United States, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, are regulated under state laws governing such products. Our car rental operations in Europe must comply with certain European Union regulations regarding the sale of travel insurance by intermediaries. In our other international car rental operations, our offering of optional insurance coverages has not historically been regulated. Any changes in U.S. or international laws that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations could be adversely affected.

In almost every state in the United States and certain other international locations where we operate, we recover from consumers various costs associated with the title and registration of our vehicles. In addition, where permitted, we also recover from consumers certain costs, including concession costs imposed by an airport authority or the owner and/or operator of the premises from which our vehicle is rented. In the United States, our long-standing business practice has been to separately state the existence of these additional costs in our rental agreements and invoices and to disclose to consumers what the additional surcharges used to recover such costs are, together with an estimated total price, inclusive of these surcharges, in all distribution channels. We believe that this standard practice comports with the Federal Trade Commission Act and has been upheld by several courts. We may in the future be subject to potential legislative changes or administrative actions in the United States and internationally, which could limit, restrict or prohibit our ability to separately state, charge and recover such costs, which could result in an adverse cost reallocation. If any such changes were to be enacted, there may be an adverse impact or limitation on our ability to recover all of the surcharges we currently charge, which could adversely impact our profitability and results of operations.

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

Our car and truck rental licensee and dealer locations are independently owned and operated. We also operate many of our corporate locations through agreements with “agency operators,” which are third-party independent contractors who receive commissions to operate such locations. Our agreements with our licensees, dealers and agency operators (“third-party operators”) generally require that they comply with all laws and regulations applicable to their businesses, including our internal policies and standards. Under these agreements, third-party operators retain control over the employment and management of all personnel at their locations. Regulators, courts or others may seek to hold us responsible for the actions of, or failures to act by third-party operators. Although we actively monitor the operations of these third-party operators, and under certain circumstances have the ability to terminate their agreements for failure to adhere to contracted operational standards, we are unlikely to detect all problems. Moreover, there are occasions when the actions of third-party operators may not be clearly distinguishable from our own. It is our policy to vigorously seek to be dismissed from any such claims involving third-party operators and to pursue indemnity for any adverse outcomes that affect our Company. Failure of third-party operators to comply with laws and regulations may expose us to liability, damages and publicity that may adversely affect our business.

We face risks arising from our heavy reliance on communications networks and centralized information systems.

We rely heavily on information systems, including our reservation system, to accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems, and we rely on communications service providers to link our systems with the business locations these systems were designed to serve. A failure of a major system, or a major disruption of communications between the system and the locations it serves, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise adversely affect our ability to manage our business effectively. Our systems’ business continuity plans and insurance programs seek to mitigate such risks but they cannot fully eliminate the risk that a disruption could be experienced in any of our information systems.

Any failure by us to protect confidential information of our customers against security breaches, including cyber-security breaches, could damage our reputation and substantially harm our business and results of operations.

Third parties may have the technology or expertise to breach the security of our customer transaction data and our security measures may not prevent physical security or cyber-security breaches, which could result in substantial harm to our business, our reputation and our results of operations. We rely on encryption and/or authentication technology licensed and, at times, administered by third parties to effect secure transmission of confidential information, including credit card numbers. Our outsource agreements with third-party service providers generally require that providers have adequate security systems in place to protect all of our customer transaction data. However, advances in computer capabilities, new discoveries in the field of cryptography or other cyber-security developments could render our security systems and technology or those employed by our third-party service providers vulnerable to a breach. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and could lead to disruptions in our reservation system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’ security or information systems could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability that could substantially harm our business and results of operations.

In addition, the industry that regulates the usage of credit and debit cards (the Payment Card Industry, or the “PCI”) imposes strict customer credit card data security standards to ensure that our customers’ credit card information is protected. Failure to meet the PCI data security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments, which could adversely impact our operations. Failure to protect customer credit card and other information can also result in governmental investigations or material civil or criminal liability.

We face risks associated with our like-kind exchange program.

We utilize a like-kind exchange program whereby we replace vehicles in a manner that allows tax gains on vehicles sold in the United States to be deferred. The program has resulted in a material deferral of federal and state income taxes beginning in 2004. The benefit of deferral is dependent on reinvestment of vehicle disposition proceeds in replacement vehicles within a prescribed period of time (usually six months). An extended downsizing of our fleet could result in reduced deferrals, utilization of tax attributes and increased payment of federal and state income taxes that could require us to make material cash payments. Such a downsizing or reduction in purchases would likely occur if, and to the extent, we are unable to obtain financing when our asset-backed rental car financings mature or in connection with a significant decrease in demand for vehicle rentals. Therefore, we cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the like-kind exchange program will remain intact in its current form.

Acquisitions of existing Avis or Budget licensees, or acquisitions or investments in other businesses could have an adverse impact on our results of operations.

We have acquired and may acquire existing licensees and/or other businesses in the future and have invested in and may further invest in licensees or other businesses. These acquisitions and investments may involve numerous risks, including those associated with integrating operations, technology and personnel into our business, potential disruption of our ongoing business and distraction of management and exposure to existing as well as unknown liabilities, including litigation involving the acquired entity. Such acquisitions and/or investments may not be accretive to our earnings and may negatively impact our financial condition and results of operations.

Risks Related to Our Indebtedness

We have a substantial amount of debt, which could impair our financial condition and adversely affect our ability to react to future changes in our business.

As of December 31, 2011, our total debt was approximately $8.8 billion and we had $757 million of available letter of credit and borrowing capacity under our senior credit facilities. Our indebtedness could have important consequences, including:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy or acquisitions and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes; and

•	making us more vulnerable to adverse changes in general economic, industry and competitive conditions, as well as changes in government regulation and changes to our business.

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations to permit us to pay principal, premium, if any, or interest on our debt obligations. If we are unable to generate sufficient cash flow from operations to service our debt obligations and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue.

Despite our current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial outstanding indebtedness.

The agreement governing our credit facilities and the indentures governing our senior unsecured notes limit, but do not prohibit, us from incurring additional indebtedness in the future. As of December 31, 2011, our revolving senior credit facilities provided us with aggregate capacity of up to $1.4 billion, $757 million of which remains available for borrowings. All of those borrowings would be secured and the lenders under our senior credit facilities would have a prior claim to the assets that secure such indebtedness. If new debt is added to our current debt levels, the risks described above could intensify.

We may be unable to remain in compliance with the financial or other covenants contained in our debt instruments, including our senior credit facilities.

Many of our debt instruments, including our senior credit facilities, contain financial and other covenants that impose significant requirements on us and limit our ability to engage in certain transactions or activities. There can be no assurance that we will be able to generate sufficient earnings to enable us to satisfy the financial covenants included in our debt instruments. Our failure to comply with these covenants, if not waived, would cause a default under the senior credit facilities and could result in required repayment of principal under our U.S. asset-backed conduit facilities from a portion of our vehicle disposition proceeds or lease payments that we make to our vehicle program subsidiaries. If such a failure were to occur, there can be no assurance that we would be able to refinance or obtain a replacement for such facilities and in certain circumstances such failure could also give rise to a default under the instruments that govern our other indebtedness.

We can be adversely impacted by disruptions in the credit and asset-backed securities markets, which could lead to increases in interest rates and could disrupt our ability to obtain financing for our operations.

We rely upon financing for our operations, particularly asset-backed financing, through asset-backed securities and the credit market. Our total asset-backed debt as of December 31, 2011 was approximately $5.6 billion, with available capacity of approximately $3.8 billion. Our $2.5 billion asset-backed U.S. rental car conduit facility is a two-year facility which matures in October 2013. We also maintain asset-backed facilities in Canada and Australia, and a vehicle-backed credit facility in Europe. If the asset-backed financing market is disrupted for any reason, we may be unable to obtain refinancing for our operations at current levels, or at all, when our asset-backed rental car financings mature, and any new financing or refinancing of our existing financing could increase our borrowing costs, including due to an increase in required collateral levels. In addition, we could be subject to increased collateral requirements to the extent we request any amendment or renewal of any of our existing financing.

Ambac Assurance Corporation (“Ambac”) provides financial guaranties for approximately $900 million of our approximately $4.7 billion of U.S. term asset-backed car rental financing outstanding at December 31, 2011. Ambac’s debt ratings have been downgraded significantly from the time in which the guarantees were entered into. Assured Guaranty Corp. is also the provider of a financial guaranty for $208 million of our term asset-backed car rental financing. Should certain insolvency events occur with respect to the financial guarantors of our outstanding term asset-backed financings, we would be required to repay principal of the related financing sooner than anticipated from a portion of the proceeds of our ordinary course vehicle disposition and lease payments we make to our vehicle program subsidiaries. If such financings were not so repaid, these financial guarantor insolvency events could also result in the noteholders of the series of asset-backed notes guaranteed by the insolvent financial guarantor instructing the trustee to direct the return of program vehicles and/or the sale of non-program vehicles to generate proceeds sufficient to repay such series of notes. If such a financial guarantor insolvency event were to occur, there can be no assurance that we would be able to replace the relevant financings on reasonable terms or at all.

An increase in interest rates would increase the cost of servicing our debt obligations and could reduce our future profitability.

A portion of our borrowings, primarily our vehicle-backed borrowings, bear interest at variable rates that expose us to interest rate risk. If interest rates were to increase, whether due to an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2011, our total outstanding debt of approximately $8.8 billion included unhedged interest rate sensitive debt of approximately $1.4 billion. During our seasonal borrowing peak in 2011, outstanding unhedged interest rate sensitive debt totaled approximately $1.9 billion.

Restrictive covenants in agreements and instruments governing our debt obligations could adversely affect our ability to operate our business.

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

Risks Related to the Separation

We are relying on our former subsidiaries to fulfill their obligations under the certain agreements related to the Separation.

We continue to manage the administration of certain legacy items which remain following the completion of the Separation. In connection with the Separation, we entered into certain agreements, including a Separation and Distribution Agreement (the “Separation Agreement”) with Realogy Corporation (“Realogy”), Wyndham Worldwide Corporation (“Wyndham Worldwide”) and Travelport, Inc. (“Travelport”) governing our relationships following the Separation. Pursuant to the Separation Agreement and related agreements (including a tax sharing agreement, the “Tax Sharing Agreement”), Realogy and Wyndham Worldwide are responsible for 62.5% and 37.5%, respectively, of certain contingent and other of our corporate liabilities including those relating to unresolved tax and legal matters as well as 100% of certain liabilities that relate to their respective businesses (the “Assumed Obligations”), specifically (i) all taxes imposed on us and certain of our subsidiaries and (ii) certain of our contingent and other corporate liabilities and/or those of our subsidiaries to the extent incurred prior to August 23, 2006. If either Realogy or Wyndham Worldwide were to default in its payment, when due, of any such Assumed Obligations, each non-defaulting party, including us, would be required to pay an equal portion of the defaulted amounts, and any such default may adversely impact our results of operations, financial condition or cash flows.

Realogy was acquired by an affiliate of Apollo Management VI, L.P. following the Separation. In accordance with the terms of the Separation Agreement, Realogy posted a letter of credit for the benefit of the Company in an amount designed to cover its estimated share of the Assumed Obligations. As of December 31, 2011, we had recorded receivables from Realogy of approximately $71 million; the amount of the letter of credit posted by Realogy is designed to approximate the amount of such receivables and is subject to adjustment from time to time. There can be no assurance that such letter of credit will be sufficient or effective to cover Realogy’s actual obligations if and when they arise. In addition, the Separation Agreement effectively provides Realogy with the right to control the process for resolving disputes related to many of the Assumed Obligations.

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

We cannot predict the prices at which our common stock will trade. The market price of our common stock experienced substantial volatility in the past and may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry, including our key suppliers;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of acquisitions, dispositions, strategies, marketing affiliations, projections, fleet costs, pricing actions or other competitive actions;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	changes in investors’ and analysts’ perceptions of our industry, business or related industries;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions and conditions in the credit markets.

Our shareholders’ percentage of ownership may be diluted in the future.

Our shareholders’ percentage of ownership may be diluted in the future due to equity issuances, conversion of our convertible senior notes due 2014, the exercise of warrants that we issued in 2009 or equity awards that we granted or will grant to our directors, officers and employees. Holders of our convertible senior notes may convert their notes into up to 21 million shares of our common stock. In 2011, we granted approximately 1.1 million restricted stock units and in January 2012, we granted approximately 1.6 million restricted stock units. We also expect to grant restricted stock units, stock options and/or other types of equity awards in the future.

Provisions in our certificate of incorporation and corporate by-laws, as well as requirements under Delaware law, could prevent or delay a potential acquisition of our Company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation, amended and restated by-laws and laws in the State of Delaware contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the prospective acquirer and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•	elimination of the right of our stockholders to act by written consent;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our Board of Directors to issue preferred stock without stockholder approval; and

•	limitations on the right of stockholders to remove directors.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our Board of Directors and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make our Company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of our Company and our stockholders.

Conversion of our convertible senior notes due 2014 and the note hedge and warrant transactions entered into in connection with the issuance of the notes may have an adverse impact on the price of our common stock.

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

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at leased offices at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease agreement that expires in 2023. We also own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. Office space is also leased in Greenwood Village, Colorado, and Tulsa, Oklahoma, pursuant to leases expiring in 2015 and 2022, respectively. These locations primarily provide operational services for both brands, including contact center operations. We also lease office space in Bracknell, England, Barcelona, Spain and Budapest, Hungary, pursuant to leases expiring in 2015, 2013 and 2013, respectively, for corporate offices, contact center activities and other administrative functions, respectively, in Europe. There are approximately 25 other leased office locations throughout the world used for administrative activities, regional sales and operations activities.

We lease or have vehicle rental concessions for both the Avis and Budget brands at locations throughout the world. Avis operates approximately 1,200 locations in North America and approximately 900 locations outside North America. Of those locations, approximately 260 in North America and approximately 180 outside North America are at airports. Budget operates at approximately 850 locations in North America, of which approximately 200 are at airports. Budget also operates at approximately 250 locations outside North America, of which approximately 120 are at airports. Typically, pursuant to various airport concession agreements that we have entered into both in North America and internationally, we are contractually obligated to pay certain airports a percentage of our vehicle rental revenue, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3.	LEGAL PROCEEDINGS

On November 14, 2007, two California residents filed a putative class action lawsuit, captioned Michael Shames et al. v. The Hertz Corp. et al., No. 07 CV 2174H (S.D. Cal.), against the Company, six other rental car companies, the California Travel and Tourism Commission (the “CTTC”) and the CTTC’s Executive Director, alleging that the defendants violated federal antitrust law and California’s Unfair Competition Law and False

Advertising Law by allegedly agreeing to pass on airport concession fees and a state tourism commission assessment to passenger car renters in California. The plaintiffs are seeking treble damages, injunctive relief and attorneys’ fees and costs. The district court has dismissed all claims against us and other car rental defendants, except for the federal antitrust claim, and dismissed all claims against the CTTC. The Ninth Circuit Court of Appeals initially affirmed the dismissal of the antitrust claims against the CTTC, but later reversed its opinion, making the CTTC again a party to the district court proceedings. The Company denies the allegations and continues to defend the case.

In October 2009, a judgment was entered against us for damages related to breach of contract in the amount of $16 million in Alaska Rent A Car, Inc. v. Cendant Corp., et al., in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003 by our licensee, Alaska Rent-A-Car, involved breach of contract and other claims related to the acquisition of our Budget vehicle rental business in 2002. In addition to the judgment for damages, in June 2010 the district court also entered an order against the Company in the amount of $3.3 million, in favor of the plaintiff’s motions for pre-judgment interest and attorneys’ fees. We are awaiting a ruling from the United States Court of Appeals for the Ninth Circuit on our appeal of the judgment and the award of attorneys’ fees.

The Company is involved in legal proceedings related to wage and hour and employee classification claims, including the following:

In May 2008, a civil collective action complaint currently captioned Matt Ravenell v. Avis Budget Group, Inc., Avis Budget Car Rental, LLC and Avis Rent A Car System, LLC, No. 08 CV 02113 (E.D.N.Y.), was filed against us alleging that the Company violated the Fair Labor Standards Act and the State of New York’s labor laws by misclassifying shift managers as employees exempt from overtime. The plaintiffs, former Avis shift managers, seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as attorneys’ fees and costs. In addition, two of the named plaintiffs assert individual claims of retaliation against the Company. Conditional class certification with respect to Plaintiff’s Fair Labor Standards Act claims was granted to plaintiffs in July 2010.

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

Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to contracts, licensees, employment issues, or intellectual property rights. Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that the actions not specifically discussed herein will not individually or in the aggregate have a material impact on our consolidated results of operations, financial position or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CAR.” Prior to December 31, 2010, our common stock was listed on the New York Stock Exchange (“NYSE”), and the following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for 2011 and on the NYSE for 2010. At January 31, 2012, the number of stockholders of record was approximately 4,627.

2011	High	Low
First Quarter	$18.26	$13.69
Second Quarter	19.20	15.70
Third Quarter	17.73	9.67
Fourth Quarter	14.62	8.89

2010	High	Low
First Quarter	$13.63	$9.66
Second Quarter	16.85	9.76
Third Quarter	12.89	8.57
Fourth Quarter	15.64	10.78

Dividend Policy

We neither declared nor paid any cash dividend on our common stock in 2011 and 2010, and we do not anticipate paying dividends on our common stock for the foreseeable future. Our ability to pay dividends to holders of our common stock is limited by the Company’s senior credit facilities, the indentures governing our senior notes and our vehicle financing programs, insofar as we may seek to pay dividends out of funds made available to Avis Budget by Avis Budget Car Rental and/or its subsidiaries. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about shares of our common stock that may be issued upon the exercise of options, stock settled stock appreciation rights and restricted stock units under all of our existing equity compensation plans as of December 31, 2011. The table excludes 2.5 million shares of our common stock available for issuance pursuant to the 2009 Employee Stock Purchase Plan, approved by stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (c)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($) (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by Company stockholders (a)	6,787,639	7.42	3,361,623
Equity compensation plans not approved by Company stockholders (b)(d)	518,605	26.97	—

Total	7,306,244	10.00	3,361,623

(a)

The number of securities to be issued includes options and other awards granted under the following plans approved by stockholders: 2007 Equity and Incentive Plan; 1997 Stock Incentive Plan; 1997 Stock Option Plan; 1987 Stock Option Plan and the Directors Deferred Compensation Plan. The 1997 Stock Incentive Plan; 1997 Stock Option Plan; 1987 Stock Option Plan and the Directors Deferred Compensation Plan were each approved with respect to an initial allocation of shares. The number of securities remaining available for future issuance under equity compensation plans represents solely shares available for issuance under the 2007 Equity and Incentive Plan.

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

(c)

Reflects an equitable adjustment of stock options and restricted stock units in connection with the spin-off of PHH Corporation to our stockholders during 2005 and the distributions of Realogy and Wyndham Worldwide in 2006. Also reflects the one-for-ten reverse stock split completed in September 2006.

(d)

The following are the material terms of plans not submitted for stockholder approval: 1999 Broad-Based Employee Stock Option Plan. Awards under this plan are generally comprised of stock options and other awards valued by reference to Common Stock to employees who are not executive officers. Shares issued pursuant to the exercise of options granted under this plan may be authorized and unissued shares or treasury shares. In the event of any change in corporate capitalization, reorganization or similar event, shares subject to outstanding awards and the exercise price of outstanding options may be adjusted or substituted for, as the Compensation Committee or the Board of Directors may determine. Each option granted under this plan will become immediately exercisable upon a “change-of-control transaction” (as defined in the plan). Unless otherwise determined by the Compensation Committee, following termination of employment, options granted under this plan generally will remain exercisable, to the extent exercisable at the time of termination, for one year (two years, in the case of retirement, death or disability).

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph assumes $100 invested on December 31, 2006, and compares (A) the yearly change in our cumulative total stockholder return on our common stock (as measured by dividing (i) the sum of (a) the cumulative amount of dividends, assuming dividend reinvestment, during the five years commencing on the last trading day before January 1, 2006 and ending on December 31, 2011, and (b) the difference between our stock price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented with (B) the Standard & Poor’s MidCap 400 Index and the Dow Jones U.S. Transportation Average Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Avis Budget Group, Inc., the S&P Midcap 400 Index,

and the Dow Jones US Transportation Average Index

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
Results of Operations
Net revenues	$5,900	$5,185	$5,131	$5,984	$5,986

Income (loss) from continuing operations	$(29)	$54	$(47)	$(1,124)	$(947)
Income from discontinued operations, net of tax	—	—	—	—	31

Net income (loss)	$(29)	$54	$(47)	$(1,124)	$(916)

Per Share Data
Income (loss) from continuing operations:
Basic	$(0.28)	$0.53	$(0.46)	$(11.04)	$(9.18)
Diluted	(0.28)	0.49	(0.46)	(11.04)	(9.18)
Income from discontinued operations:
Basic	$—	$—	$—	$—	$0.30
Diluted	—	—	—	—	0.30
Net income (loss):
Basic	$(0.28)	$0.53	$(0.46)	$(11.04)	$(8.88)
Diluted	(0.28)	0.49	(0.46)	(11.04)	(8.88)
Cash dividends declared	$—	$—	$—	$—	$—
Financial Position
Total assets	$12,938	$10,327	$10,093	$11,318	$12,474
Assets under vehicle programs	9,090	6,865	6,522	7,826	7,981
Corporate debt	3,205	2,502	2,131	1,789	1,797
Debt under vehicle programs (a)	5,564	4,515	4,374	6,034	5,596
Stockholders’ equity	412	410	222	93	1,465

(a)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP), LLC. See Note 16 to our Consolidated Financial Statements.

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

Restructuring, Transaction-related Costs and Other Items

During 2011 and 2010, we recorded $255 million and $14 million, respectively, of transaction-related costs related to our acquisition of Avis Europe plc (“Avis Europe”) and our previous efforts to acquire Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”). During 2011, these costs included a $117 million non-cash charge related to the unfavorable license rights reacquired by the Company, that provided Avis Europe with royalty-free license rights within certain territories, $49 million for losses on foreign-currency transactions related to the Avis Europe Acquisition purchase price, and $89 million of expenses related to due-diligence, advisory and other costs. See Notes 1 and 6 to our Consolidated Financial Statements. In 2010, these costs related to due-diligence and other cost for our previous efforts to acquire Dollar Thrifty.

During 2011, we began to integrate the operations of Avis Europe and incurred $3 million in related charges. We recorded charges related to other restructuring initiatives of $2 million in 2011, $11 million in 2010, $20 million in 2009, and $28 million in 2008. See Note 4 to our Consolidated Financial Statements.

In 2010, we recorded $52 million of expense related to the early extinguishment of a portion of our corporate debt and associated interest rate swaps.

In 2009, we recorded an approximately $33 million ($20 million, net of tax) non-cash charge for the impairment of investments, to reflect the other-than-temporary decline of the investments’ fair value below its carrying value. See Note 2 to our Consolidated Financial Statements. In 2008, we recorded an approximately $1.3 billion ($1.1 billion, net of tax) non-cash charge to reflect (i) the impairment of goodwill, (ii) the impairment of our tradenames assets and (iii) the impairment of an investment. These charges reflect the decline in their fair value below their carrying value, primarily as a result of reduced market valuations for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs. In 2007, we recorded an approximately $1.2 billion ($1.1 billion, net of tax) non-cash charge for the impairment of goodwill at each of our reporting units to reflect the decline in their fair value as evidenced by a decline in the market value of our common stock.

Income from discontinued operations, net of tax, primarily represents a tax benefit realized as a result of certain elections made in connection with the disposition of Travelport on income tax returns filed during 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

We operate two of the most recognized brands in the global vehicle rental industry, Avis and Budget. We provide car and truck rentals and ancillary services to businesses and consumers worldwide.

In conjunction with the October 2011 acquisition of Avis Europe plc (“Avis Europe” and the “Avis Europe Acquisition”) and our increased global presence, we re-aligned components of our operating structure. We now operate in the following business segments:

•	North America—provides car rentals in the United States and vehicle rentals in Canada, as well as related products and services.

•

International—provides, and licenses the Company’s brands to third parties for, vehicle rentals and ancillary products and services in Europe, the Middle East, Asia, Africa, South America, central America, the Caribbean, Australia and New Zealand.

•	Truck Rental—provides truck rentals and related services to consumers and commercial users in the United States.

Our revenues are derived principally from car and truck rentals in our Company-owned operations and include (i) time and mileage (“T&M”) fees charged to our customers for vehicle rentals, (ii) reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations, and (iii) sales of loss damage waivers and insurance and rentals of navigation units and other items in conjunction with vehicle rentals. We also earn royalty revenue from our licensees in conjunction with their vehicle rental transactions.

Car rental volumes are closely associated with the travel industry, particularly airline passenger volumes, or enplanements. Because we generate a significant portion of our revenue from our on-airport operations, we expect that our ability to generate revenue growth will be somewhat dependent on increases in worldwide enplanements. Our ability to achieve profit margins consistent with prior periods remains dependent on our ability to successfully manage our costs and our revenues per vehicle. Our vehicle rental operations are seasonal. Historically, the third quarter of the year has been our strongest quarter due to the increased level of leisure travel and household moving activity. Any occurrence that disrupts rental activity during the third quarter could have a disproportionate adverse effect on our results of operations. We have a partially variable cost structure and routinely adjust the size and, therefore, the cost of our rental fleet in response to fluctuations in demand. However, certain expenses, such as rent, are fixed and cannot be reduced in response to seasonal fluctuations in our operations.

We believe that the following factors, among others, may affect and/or impact our financial condition and results of operations:

•	Worldwide enplanements;

•	Fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	Changes in per-unit car fleet costs and in conditions in the used vehicle marketplace;

•	Changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	Our 2011 acquisition of Avis Europe and our ability to successfully integrate its business and realize synergies;

•	Changes in foreign exchange rates; and

•	Demand for truck rentals.

We believe that the worldwide economic recovery during 2010 and 2011 has been modest, and that demand for vehicle rental services has remained below levels seen prior to the 2008-09 recession. Historically, our results of operations have declined during periods of general economic weakness. If economic conditions in the countries in which we operate were to weaken, our results of operations could be materially and adversely impacted in 2012 and beyond. As discussed further below, vehicle depreciation costs in 2011 declined significantly compared to 2010 amid a particularly strong used car market in the United States in 2011; we do not expect that such strength will continue into 2012 at the same levels that existed following the March 2011 earthquake in Japan. In our cost-reduction initiatives and restructuring activities, we are driving process improvements to reduce costs, enhance service to our customers and improve our operations.

In connection with the Avis Europe Acquisition, we incurred incremental indebtedness, which will have a material impact on our operations, financial condition and liquidity. We may pursue future acquisitions or investments and could incur additional indebtedness to help fund such transactions, which could have a material impact on our operations, financial condition and liquidity.

Due to uncertainties related to our business, there can be no assurance that we will be able to satisfy the covenants contained in our senior credit facilities and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or replace such facilities. See “Risk Factors—Risks related to our indebtedness”. There can also be no assurance that 2011 results will be indicative of results we will achieve in 2012 or other future periods.

RESULTS OF OPERATIONS

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. The results of operations of North America and International for all periods presented have been recast to conform to the current alignment of our reportable segments. The North America segment now includes our vehicle rental operations in Canada. Our Canadian operations were previously a component of our International segment.

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

Our chief operating decision maker assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments (see Note 22 to our Consolidated Financial Statements for further information). In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, transaction-related costs, non-vehicle related interest and income taxes. During 2011, management revised the manner in which it evaluates its operating results by excluding transaction-related costs from “Adjusted EBITDA” for all periods presented. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2011	2010	Change
Net revenues	$5,900	$5,185	$715
Total expenses	5,864	5,113	751
Income before income taxes	36	72	(36)
Provision for income taxes	65	18	47
Net income (loss)	$(29)	$54	$(83)

During 2011, our net revenues increased $715 million (14%), with approximately half of our revenue growth due to the Avis Europe Acquisition in fourth quarter 2011 and the inclusion of its revenue, in our results. For the year, we achieved a 12% increase in T&M revenue driven by an increase of 13% in North American and international car rental days and a 7% increase in truck rental days. The growth in revenues also includes a 20% increase in our ancillary revenues, such as sales of loss damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers, and a $78 million favorable effect related to the translation of our international results into U.S. dollars.

Total expenses increased $751 million (15%), with approximately half of the increase due to the results of Avis Europe. The total expense increase was due to (i) our $409 million (16%) increase in direct operating expenses largely resulting from costs associated with the 13% increase in car rental days; (ii) a $241 million increase in transaction-related costs primarily for due-diligence and other costs related to the Avis Europe Acquisition, including a $117 million non-cash charge related to the unfavorable license rights we reacquired and $49 million of losses on foreign-currency transactions related to the Avis Europe Acquisition; (iii) a $187 million (33%) increase in selling, general and administrative expenses primarily because of the Avis Europe acquisition and our strategic decision to invest in incremental advertising and marketing, as well as increased agency commissions and other costs related to higher rental volumes; and (iv) a $49 million increase in interest expense on corporate debt due to increased indebtedness, primarily related to Avis Europe Acquisition. These year-over-year increases were partially offset by (i) a $64 million (5%) decrease in vehicle depreciation and lease charges resulting from a decline in our per-unit depreciation, which include gains on sale of vehicles, (ii) the absence of the prior-year $52 million expense related to the extinguishment of a portion of our corporate debt and associated interest rate swaps, and (iii) an $18 million decrease in vehicle interest expense. Our expenses also include a $67 million adverse impact from foreign currency exchange rates. As a result of these items, and a $47 million increase in our provision for income taxes, we incurred a net loss of $29 million.

For 2011, our income tax provision was $65 million due to the non-deductibility of many of the transaction-related costs related to the Avis Europe Acquisition. For 2010, our effective tax rate was 25%.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2011	2010	% Change	2011	2010	% Change
North America	$4,495	$4,260	6%	$442	$266	66%
International	1,028	555	85%	127	114	11%
Truck Rental	376	367	2%	49	34	44%
Corporate and Other (a)	1	3	*	(13)	(16)	*

Total Company	$5,900	$5,185	14%	605	398

Less: Non-vehicle related depreciation and amortization				95	90
Interest expense related to corporate debt, net:
Interest expense				219	170
Early extinguishment of debt				—	52
Transaction-related costs (b)				255	14

Income before income taxes				$36	$72

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

During 2011, we incurred transaction-related costs of $255 million related to the Avis Europe Acquisition (including a $117 million non-cash charge related to the reacquired unfavorable license rights, $49 million of losses on foreign-currency transactions related to the acquisition and $89 million in due-diligence and other costs) and our previous efforts to acquire Dollar Thrifty. In 2010, we incurred $14 million of transaction-related costs related to our previous efforts to acquire Dollar Thrifty.

North America

Revenues and Adjusted EBITDA increased $235 million (6%) and $176 million (66%), respectively, during 2011 compared with 2010. Revenues increased primarily due to higher rental volumes, partially offset by decreased pricing. The increase in Adjusted EBITDA was primarily due to higher revenue and lower fleet costs.

The revenue increase of $235 million was comprised of a $129 million (4%) increase in T&M revenue and a $106 million (10%) increase in ancillary revenues. The total revenue increase includes a $17 million increase related to foreign currency exchange rates and was largely offset in Adjusted EBITDA by the opposite impact on expenses of $15 million. The increase in T&M revenue was principally the result of a 6% increase in rental days, partially offset by a 2% decrease in T&M revenue per day. The $106 million increase in ancillary revenues reflects (i) a $54 million increase in ancillary revenues from GPS rentals, sales of loss damage waivers and insurance products, emergency road service and other items, reflecting a 5% increase on a per-rental-day basis, (ii) a $30 million increase in airport concession and vehicle licensing revenue, which was partially offset in Adjusted EBITDA by $18 million higher airport concession and vehicle licensing fees remitted to airport and other regulatory agencies, and (iii) a $22 million increase in gasoline sales, which was more than offset in Adjusted EBITDA by $38 million higher gasoline expense.

While we continued to achieve significant benefits from our cost-saving initiatives, Adjusted EBITDA reflected a $183 million (9%) increase in operating expenses, primarily related to (i) a $92 million (20%) increase in selling, general and administrative expenses principally due to our strategic decision to invest in incremental advertising, marketing and selling expenditures, as well as higher variable costs related to increased rental volumes, (ii) a $55 million (8%) increase in certain other expenses related to increased volumes, including agency operator commissions, maintenance and damage, shuttling, credit card fees, and other related costs, and (iii) a $36 million (5%) increase in employee costs, rents and other expenses related primarily to increased staffing levels due to volume and inflationary increases.

Adjusted EBITDA benefited from (i) $155 million (14%) decreased fleet depreciation and lease charges, reflecting a 20% improvement in per-unit fleet costs, including significant gains on sale of vehicles amid a particularly strong used car market for the better part of 2011, partially offset by an 8% increase in the average size of our car rental fleet, and (ii) a $25 million (9%) decrease in vehicle interest expense due to lower interest rates on our vehicle debt.

International

Revenues and Adjusted EBITDA increased $473 million (85%) and $13 million (11%), respectively, during 2011 compared to 2010 primarily due to the Avis Europe Acquisition during fourth quarter 2011, movements in currency exchange rates and increased rental volumes. The Avis Europe Acquisition contributed $359 million to revenue and had no effect on Adjusted EBITDA in 2011.

The revenue increase of $473 million was comprised of a $315 million (88%) increase in T&M revenue and a $158 million (79%) increase in ancillary revenues. The total increase in revenue includes a $61 million increase related to foreign currency exchange rates, impacting T&M revenue by $40 million and ancillary revenues by $21 million, and was largely offset in Adjusted EBITDA by the opposite impact on expenses of $52 million. The increase in T&M revenue was principally driven by an 86% increase in rental days, mainly due to the inclusion of the revenues after the acquisition, and a 1% increase in T&M revenue per rental day (the increase in pricing was entirely the result of the foreign currency exchange-rate effects). The increase in ancillary revenues reflects (i) a $97 million increase from GPS rentals, sales of loss damage waivers, insurance products and other items, (ii) a $37 million increase in airport concession and vehicle licensing revenues, which was more than offset in Adjusted EBITDA by $41 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) a $24 million increase in gasoline sales, which was principally offset in Adjusted EBITDA by $19 million higher gasoline expense.

Adjusted EBITDA reflected a $293 million (117%) increase in operating expenses and a $106 million (103%) increase in fleet depreciation and lease charges. These increases were principally due to the Avis Europe Acquisition, which added to our operating locations, headcount, fleet and other operating expenses, as well as increased advertising, marketing and sales commissions, inflationary increases in rent and modestly higher per-unit fleet costs.

Truck Rental

Revenues and Adjusted EBITDA increased $9 million (2%) and $15 million (44%), respectively, in 2011 compared with 2010.

Revenues increased as a result of a 7% increase in rental days, primarily from increased commercial volume, while T&M revenue per day decreased 3%. The increase in rental days and the decrease in average daily rate both reflect our successful initiative to increase commercial rental volumes, which carry a lower average daily rate but a longer length-of-rental which helped us increase vehicle utilization 10% in 2011. Adjusted EBITDA benefited from the increase in revenue and an $18 million (24%) decline in fleet depreciation, interest and lease charges, reflecting a 22% decline in per-unit fleet costs and a 3% decline in our average truck rental fleet. The increase in Adjusted EBITDA was partially offset by a $14 million increase in maintenance and damage expenditures due to increased rental volumes and incremental vehicle repairs.

Corporate and Other

Revenues decreased $2 million and Adjusted EBITDA increased $3 million in 2011 compared with 2010. Adjusted EBITDA increased primarily due to a decrease in professional services fees.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2010	2009	Change
Net revenues	$5,185	$5,131	$54
Total expenses	5,113	5,208	(95)

Income (loss) before income taxes	72	(77)	149
Provision for (benefit from) income taxes	18	(30)	48

Net income (loss)	$54	$(47)	$101

In 2010, our net revenues increased $54 million (1%) principally due to a 6% increase in ancillary and other revenues, such as sales of loss damage waivers and insurance products, gasoline sales and fees charged to customers. This increase in ancillary revenue was partially offset by a 1% decrease in T&M revenue in our car rental operations, resulting primarily from a 2% decline in North America and international car rental days partially mitigated by a 1% increase in T&M revenue per rental day. In addition, the increase in revenue reflected a $97 million favorable effect related to the translation of our international operations’ results into U.S. dollars.

Total expenses decreased $95 million (2%) principally due to (i) a $138 million (10%) decrease in vehicle depreciation and lease charges resulting from a 9% decline in car per-unit fleet costs and a 1% decline in our average car rental fleet; (ii) the absence of the $33 million in impairment charges recorded in 2009; (iii) a $20 million (1%) decrease in direct operating expenses largely resulting from the 2% decrease in car rental days, reduced staffing levels, other cost-saving actions and the absence of the $18 million charge recorded in 2009 for a litigation judgment against us related to the 2002 acquisition of our Budget vehicle rental business; and (iv) a $9 million decrease in restructuring costs. These year-over-year decreases were partially offset by (i) a $52 million expense related to the early extinguishment of a portion of our corporate debt and associated interest rate swaps; (ii) a $32 million increase in selling, general and administrative expenses primarily related to increased marketing and commission expenditures, but also including $14 million of due-diligence and other costs associated with our previous efforts to acquire Dollar Thrifty; (iii) a $17 million increase in interest expense on corporate debt; and (iv) a $10 million increase in vehicle interest. The decrease in total expenses includes an adverse impact from foreign currency exchange rates of $80 million. As a result of these items, offset by a $48 million increase in our provision for income taxes, our net income increased by $101 million during 2010 compared to 2009.

Our effective tax rate was a provision of 25.0% for 2010, which differed from the U.S. federal statutory rate primarily due to a benefit relating to additional tax depreciation within our operations in Australia. For 2009, our effective tax rate was a benefit of 39.0%.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2010	2009	% Change	2010	2009	% Change
North America	$4,260	$4,297	(1)%	$266	$140	90%
International	555	478	16%	114	94	21%
Truck Rental	367	354	4%	34	13	162%
Corporate and Other (a)	3	2	*	(16)	(42)	*

Total Company	$5,185	$5,131	1%	398	205

Less: Non-vehicle related depreciation and amortization				90	96
Interest expense related to corporate debt, net:
Interest expense				170	153
Early extinguishment of debt				52	—
Impairment (b)				—	33
Transaction-related costs (c)				14	—

Income (loss) before income taxes				$72	$(77)

*	Not meaningful.
(a)

Includes unallocated corporate overhead and the elimination of transactions between segments. For 2009, includes an $18 million charge for a litigation judgment against us related to the 2002 acquisition of our Budget vehicle rental business.

(b)	In 2009, we recorded impairment charges of $33 million primarily related to an investment.
(c)	In 2010, we recorded transaction-related costs of $14 million associated with our previous efforts to acquire Dollar Thrifty.

North America

Revenues decreased $37 million (1%) in 2010 compared with 2009 primarily due to decreased car rental volumes, while Adjusted EBITDA increased $126 million (90%), primarily due to reduced fleet costs and lower operating expenses.

The year-over-year change in revenue was comprised of a $85 million (3%) decrease in T&M revenue and a $48 million (5%) increase in ancillary and other revenues. The decrease in T&M revenue was principally the result of a 2% decrease in rental days, entirely in the first half of the year, and a 1% decrease in T&M revenue per day. The increase in ancillary revenue was primarily due to (i) a $24 million increase in sales of loss damage waivers, insurance products and emergency roadside services, and fees charged to customers, (ii) a $14 million increase in airport concession and vehicle licensing revenue, partially offset in Adjusted EBITDA by $4 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory agencies, and (iii) an $10 million increase in gasoline sales, which was more than offset in Adjusted EBITDA by $15 million of higher gasoline expense. In addition, the increase in revenue reflected a $31 million favorable effect related to the translation of our Canadian operations’ results into U.S. dollars.

Adjusted EBITDA benefited from $139 million (11%) of decreased fleet depreciation and lease charges, reflecting a 10% decrease in per-unit fleet costs and a 1% decrease in the average size of our North America rental fleet. We continued to achieve significant cost savings during 2010 as a result of our cost-saving initiatives, as Adjusted EBITDA also reflected a $46 million (2%) decrease in operating expenses, including (i) a $52 million decrease in expenses related to car rental volume including maintenance and damage, agency operator commissions, credit card fees, and other costs, and (ii) a $23 million decrease in employee costs, rents and other expenses related primarily to reduced staffing levels and the closure of unprofitable locations. These cost decreases were partially offset by (i) an $18 million increase in vehicle interest primarily driven by higher vehicle-backed debt balances, (ii) a $12 million increase in insurance related costs, and (iii) a $10 million increase in selling, general and administrative expenses primarily for marketing expenditures.

International

Revenues and Adjusted EBITDA increased $77 million (16%) and $20 million (21%), respectively, in 2010 compared with 2009, primarily due to the impact of foreign currency exchange movements, increased ancillary revenues and lower fleet costs on a constant-currency basis.

The revenue increase was comprised of a $48 million (16%) increase in T&M revenue and a $29 million (17%) increase in ancillary and other revenues. The total increase in revenue includes a $67 million increase related to foreign currency exchange rates, impacting T&M revenue by $43 million and ancillary and other revenues by $24 million, and was largely offset in Adjusted EBITDA by the impact of exchange-rate movements on expenses of $51 million. The increase in T&M revenue was principally driven by a 14% increase in T&M revenue per rental day (which was entirely due to foreign exchange-rate effects), while rental days remained essentially unchanged.

Adjusted EBITDA reflected a $34 million (16%) increase in operating expenses and a $10 million (11%) increase in fleet depreciation and lease charges, primarily due to foreign-exchange effects. Our per-unit fleet costs decreased 10% excluding the impact of currency exchange rates, and the average size of our International rental fleet remained essentially unchanged.

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

Corporate and Other

Revenues and Adjusted EBITDA increased $1 million and $26 million, respectively in 2010 compared with 2009.

Adjusted EBITDA increased primarily due to the absence of expenses recorded in 2009 for (i) an $18 million charge related to a litigation judgment against us related to the 2002 acquisition of our Budget vehicle rental business and (ii) our share of the 2009 results of an equity-method investment.

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

FINANCIAL CONDITION

	As of December 31,
	2011	2010	Change
Total assets exclusive of assets under vehicle programs	$3,848	$3,462	$386
Total liabilities exclusive of liabilities under vehicle programs	5,598	3,962	1,636
Assets under vehicle programs	9,090	6,865	2,225
Liabilities under vehicle programs	6,928	5,955	973
Stockholders’ equity	412	410	2

Total assets exclusive of assets under vehicle programs at December 31, 2011 increased $386 million from December 31, 2010, primarily due to the Avis Europe Acquisition. This is principally reflected in increases in goodwill and other intangibles of $285 million and $247 million, respectively, related to the allocation of the Avis Europe Acquisition purchase price. Increases of $192 million in trade receivables, $98 million in other current assets, $68 million in property and equipment and $49 million in other non-current assets were primarily the result of the Avis Europe Acquisition. These increases are partially offset by a $377 million decrease in cash and cash equivalents primarily related to payment for the Avis Europe Acquisition (see “Liquidity and Capital Resources—Cash Flows”) and a $153 million decrease in deferred income tax assets.

Total liabilities exclusive of liabilities under vehicle programs increased approximately $1.6 billion primarily due to the Avis Europe Acquisition. Long-term debt increased $674 million, principally to fund the Avis Europe Acquisition. The $508 million increase in accounts payable and other current liabilities and the $425 million increase in other non-current liabilities were primarily due to assuming Avis Europe’s liabilities.

Assets under vehicle programs increased approximately $2.2 billion, primarily due to (i) the inclusion of Avis Europe’s vehicle rental fleet and related assets and (ii) an increase in the size of our North American vehicle rental fleet to accommodate increased rental demand.

Liabilities under vehicle programs increased approximately $1.0 billion, reflecting the impact of the Avis Europe Acquisition and additional borrowing to support the increase in our North American vehicle rental fleet. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $2 million in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During 2011, we issued $250 million in senior notes and borrowed $440 million through floating rate term loans, using the proceeds to partially fund the Avis Europe Acquisition and to repay a portion of assumed Avis Europe’s outstanding corporate indebtedness. We increased our outstanding debt under vehicle programs, through the issuance of notes to finance the North America vehicle rental fleet, capital leases and other financing arrangements to primarily finance our international fleet and indebtedness assumed with Avis Europe.

Cash Flows

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

At December 31, 2011, we had $534 million of cash on hand, a decrease of $377 million from $911 million at December 31, 2010. The following table summarizes such decrease:

	Year Ended December 31,
	2011	2010	Change
Cash provided by (used in):
Operating activities	$1,578	$1,640	$(62)
Investing activities	(2,373)	(1,603)	(770)
Financing activities	424	380	44
Effects of exchange rate changes	(6)	12	(18)

Net change in cash and cash equivalents	$(377)	$429	$(806)

During 2011, we generated $62 million less cash from operating activities compared with 2010. This change principally represented the absence of the 2010 reimbursement from Realogy and Wyndham.

We used $770 million more cash in investing activities during 2011 compared with 2010. This change primarily reflects the Avis Europe Acquisition. The cash used for the acquisition was slightly offset by the activities of our vehicle programs, in which we used $74 million less cash in 2011, primarily due to an increase in proceeds received on the disposition of vehicles. We anticipate that our non-vehicle capital expenditure will approximate $125 million in 2012.

We generated $44 million more cash from financing activities during 2011 compared with 2010. This change primarily reflects a $526 million net increase in cash provided from our vehicle programs’ financing activities due primarily to increased borrowings in 2011, partially offset by a net decrease in cash provided by proceeds from and payments on corporate borrowings of $441 million in 2011 compared to 2010 due primarily to higher proceeds raised in 2010 and subsequently used for corporate debt repayments.

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

In 2010, we generated $149 million more cash from operating activities compared with 2009. The change principally resulted from the reimbursement from Wyndham for the use of certain of our tax attributes in connection with the conclusion of the IRS audit and improved operating results, partially offset by the termination of interest rate swaps in 2010.

We used approximately $1.8 billion more cash in investing activities in 2010 compared with 2009. This change primarily reflects the activities of our vehicle programs, which used approximately $1.3 billion more cash to purchase vehicles and received $825 million less in proceeds from the disposition of vehicles. The use of cash in investing activities in 2010 reflects a more typical pattern for us, whereas the 2009 result reflects the effects of our reducing our fleet size in response to particularly weak economic conditions and demand for travel services.

We generated approximately $1.8 billion more cash from financing activities in 2010 compared with 2009. This change primarily reflects an approximately $1.8 billion net increase in cash provided from our vehicle programs’ financing activities due to our use of cash in financing activities in 2009 for significant debt repayment associated with reducing our fleet size in response to weak economic conditions as discussed above.

Debt and Financing Arrangements

At December 31, 2011, we had approximately $8.8 billion of indebtedness (including corporate indebtedness of approximately $3.2 billion and debt under vehicle programs of approximately $5.6 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of December 31,		Change
		2011	2010
Floating Rate Term Loan (a) (b)	April 2014	$267	$271	$(4)
Floating Rate Senior Notes (b)	May 2014	250	250	—
7 5/8% Senior Notes	May 2014	200	200	—
3 1/2% Convertible Senior Notes (c)	October 2014	345	345	—
7 3/4% Senior Notes	May 2016	375	375	—
Floating Rate Term Loan (a) (d)	May 2016	20	—	20
9 5/8% Senior Notes	March 2018	445	444	1
Floating Rate Term Loan (a) (d)	September 2018	412	—	412
8 1/4% Senior Notes	January 2019	602	602	—
9 3/4% Senior Notes (e)	March 2020	250	—	250

		3,166	2,487	679
Other		39	15	24

		$3,205	$2,502	$703

(a)

The floating rate term loans are part of our senior credit facilities, which also includes our revolving credit facility maturing 2016, and is secured by pledges of all of the capital stock of our domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(b)

As of December 31, 2011, the floating rate term loan due 2014 bears interest at the greater of three-month LIBOR or 1.50% plus 425 basis points for an aggregate rate of 5.75% and the floating rate notes due 2014 bear interest at three-month LIBOR plus 250 basis points, for an aggregate rate of 3.08%. We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.

(c)	The 3 1/2% convertible notes are convertible by the holders into approximately 21 million shares of our common stock.
(d)

As of December 31, 2011, the floating rate term loan due 2016 bears interest at three-month LIBOR plus 300 basis points, for an aggregate rate of 3.58% and the floating rate term loan due 2018 bears interest at the greater of three-month LIBOR or 1.25% plus 500 basis points, for an aggregate rate of 6.25%. Proceeds were used to partially fund the Avis Europe Acquisition.

(e)	During October 2011, we issued the 9 3/4% notes at par. Proceeds were used to partially fund the Avis Europe Acquisition.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of December 31,		Change
	2011	2010
Debt due to Avis Budget Rental Car Funding (a)	$4,574	$3,987	$587
Budget Truck financing (b)	188	244	(56)
Capital leases (c)	348	—	348
Other (d)	454	284	170

	$5,564	$4,515	$1,049

(a)	The increase reflects increased borrowing within North America operations, principally due to an increase in the size of our North American car rental fleet.
(b)	The decrease reflects principal payments on borrowings.
(c)	The increase reflects the inclusion of capital lease arrangements related to Avis Europe’s vehicle rental fleet.
(d)	The increase primarily reflects an increase in borrowings related to an increase in the size of our international fleet, primarily as a result of the Avis Europe Acquisition.

The following table provides the contractual maturities for our corporate debt and our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2011:

	Corporate Debt	Debt under Vehicle Programs
Due in 2012	$37	$2,184
Due in 2013	10	780
Due in 2014	1,064	865
Due in 2015	8	798
Due in 2016	393	883
Thereafter	1,693	54

	$3,205	$5,564

At December 31, 2011, we had approximately $4.6 billion of available funding under our various financing arrangements (comprised of $766 million of availability under our credit facilities and approximately $3.8 billion available for use in our vehicle programs). As of December 31, 2011, the committed non-vehicle-backed credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,400	$—	$643	$757
Other facilities (b)	11	2	—	9

(a)

This revolving credit facility matures in April 2016 and bears interest of one month LIBOR plus 300 basis points. The senior credit facilities, which encompass our floating rate term loans and revolving credit facility, are secured by pledges of all of the capital stock of all of our domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 5.14%-7.25% as of December 31, 2011.

At December 31, 2011, the Company had various uncommitted credit facilities available, under which it had drawn approximately $25 million, which bear interest at rates of 0.50%-3.58%.

The following table presents available funding under our debt arrangements related to our vehicle programs at December 31, 2011:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,199	$4,574	$2,625
Budget Truck financing (c)	188	188	—
Capital leases	542	348	194
Other (d)	1,479	454	1,025

	$9,408	$5,564	$3,844

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.3 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $302 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $1.7 billion of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2011, can be found in Notes 15 and 16 to our Consolidated Financial Statements.

LIQUIDITY RISK

Our primary liquidity needs include the payment of operating expenses, servicing of corporate and vehicle-related debt and procurement of rental vehicles to be used in our operations. The present intention of management is to reinvest the undistributed earnings of its foreign subsidiaries indefinitely in its foreign operations. We do not anticipate the need to repatriate funds to the U.S. to service corporate debt. Our primary sources of funding are operating revenue, cash received upon sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our revolving credit facility, and other financing activities.

As we discussed above, as of December 31, 2011, we have cash and cash equivalents of $534 million, available borrowing capacity under our committed facilities of $766 million, and available capacity under our vehicle programs of approximately $3.8 billion.

Our liquidity position may be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have affected and could affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Ford Motor Company, Chrysler LLC, PSA Peugeot Citroën, Volkswagen Group, Kia Motors America, Inc., Hyundai Motor America, Toyota Motor Corporation, Renault, S.A., Mitsubishi Motors Corporation and Fiat Group Automobiles S.p.A. being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor their respective obligations under the Separation Agreement and the Tax Sharing Agreement. Financial guaranty firms Ambac Assurance Corporation and Assured Guaranty Corp. currently provide financial guaranties for approximately $900 million (expiring in 2012) and $208 million (expiring in 2012), respectively, of our U.S. term asset-backed car rental financing. Certain insolvency events by these financial guarantors would result in principal of the related financings being required to be repaid sooner than anticipated.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facilities and other borrowings. The financial covenants of our senior credit facilities include maximum leverage and minimum coverage ratio requirements. As of December 31, 2011, we were in compliance with the financial covenants in our senior credit facilities.

Contractual Obligations

The following table summarizes our principal future contractual obligations as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
Corporate debt (a)	$37	$10	$1,064	$8	$393	$1,693	$3,205
Debt under vehicle programs (b)	2,184	780	865	798	883	54	5,564
Debt interest	442	354	282	224	186	289	1,777
Operating leases (c)	516	377	272	205	157	784	2,311
Commitments to purchase vehicles (d)	5,245	—	—	—	—	—	5,245
Tax obligations (e)	—	—	—	—	—	169	169
Other purchase commitments (f)	93	32	22	5	—	—	152

	$8,517	$1,553	$2,505	$1,240	$1,619	$2,989	$18,423

(a)	Consists primarily of the Company’s approximately $2.1 billion of fixed and floating rate senior notes, $699 million of floating rate term loans and $345 million of convertible senior notes.
(b)

Represents debt, including related party debt due to Avis Budget Rental Car Funding (see Note 16 to our Consolidated Financial Statements), and capital leases, which were issued to support the purchase of vehicles.

(c)	Operating lease obligations are presented net of sublease rentals to be received (see Note 17 to our Consolidated Financial Statements).
(d)

Represents commitments to purchase vehicles, the majority of which are from Ford Motor Company, General Motors Company and Chrysler Group LLC. These commitments are generally subject to the vehicle manufacturers satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is generally financed through financings under vehicle programs in addition to cash received upon the sale of vehicles, many of which were purchased under repurchase and guaranteed depreciation programs (see Note 17 to our Consolidated Financial Statements).

(e)

Primarily represents income tax uncertainties, $16 million of which is subject to indemnification by Realogy and Wyndham. We are unable to estimate the period in which cash payments related to these income tax uncertainties are expected to be paid.

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

Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2011, 2010 and 2009, there was no impairment of goodwill or other intangible assets.

Business Combinations. The Company uses the acquisition method of accounting for business combinations, which requires that the purchase price of acquired companies be allocated to the tangible and intangible assets acquired and the liabilities assumed, as applicable, at their respective estimated fair values at the date of acquisition.

Our assessment of the purchase price allocation and the related fair values requires management to make significant estimates and assumptions with respect to intangible assets. Examples of critical valuation assumptions used by management include projected future cash flows, the estimated weighted average cost of capital and market royalty rates. We believe that our estimates are based on reasonable assumptions and, in part, on historical experience and information obtained from the management of the acquired companies and are unpredictable and inherently uncertain, and actual results could differ from those assumptions.

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

Income Taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reflected in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required to determine our worldwide provision for income taxes and to record the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Pursuant to the Tax Sharing Agreement entered into in connection with the separation of Cendant Corporation, as we were previously known, into four separate companies (the “Separation”), and the Separation Agreement, we are entitled to indemnification for non-Avis Budget Car Rental tax contingencies for taxable periods prior to and including the Separation.

The rules governing taxation are complex and subject to varying interpretations. Therefore, our tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe the estimates and assumptions supporting our tax accruals are reasonable, the potential result of an audit or litigation related to tax could include a range of outcomes, and could result in tax liabilities for us that are materially different than those reflected in the Consolidated Financial Statements.

See Notes 2 and 9 to our Consolidated Financial Statements for more information regarding income taxes.

Financial Instruments. We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option pricing models or other valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, credit spreads of the Company and counterparties, volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements, which are disclosed in Note 21 to our Consolidated Financial Statements. In addition, hedge accounting requires that, at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment, which is performed at least quarterly, involves an estimation of changes in fair value resulting from changes in interest rates, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a discussion of the effect of hypothetical changes to these assumptions.

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

Adoption of New Accounting Pronouncements

During 2011, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	ASU No. 2010-06, “Fair Value Measurements and Disclosures”, certain disclosure requirements were adopted on January 1, 2011, as required

•	ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”

•	ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”

•	ASU No. 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan”

On January 1, 2012, we adopted the following standard as a result of the issuance of new accounting pronouncements:

•	ASU No. 2011-08, “Testing Goodwill for Impairment”

•	ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”

•	ASU No. 2011-05 and 2011-12, “Presentation of Comprehensive Income”

For detailed information regarding these pronouncements and the impact thereof on our business, see Notes 1 and 2 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in foreign currency exchange rates, interest rates and gasoline prices. The Avis Europe Acquisition has increased our foreign currency exchange risks. We manage our exposure to market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, particularly swap contracts, futures and options contracts, to manage and reduce the interest rate risk related to our debt; foreign currency forwards to manage and reduce foreign currency exchange rate risk; and derivative commodity instruments to manage and reduce the risk of changing unleaded gasoline prices.

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

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our borrowings and financial instruments, see Notes 15, 16 and 21 to our Consolidated Financial Statements.

Foreign Currency Risk Management

We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the Australian dollar, British pound sterling, Canadian dollar, Euro and the New Zealand dollar. We use foreign currency forward contracts and foreign currency swaps to manage foreign exchange risk that arises from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Our foreign currency forward contracts are often not designated as hedges and therefore changes in the fair value of these derivatives are recognized in earnings as they occur. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2011. With all other variables held constant, a hypothetical 10% change (increase or decrease) in foreign currency exchange rates would have an approximately $3 million effect on our earnings at December 31, 2011. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our consolidated financial statements.

Interest Rate Risk Management

Our primary interest rate exposure at December 31, 2011 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of December 31, 2011, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our consolidated financial statements.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline, would not have a material impact on our earnings at December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Consolidated Financial Statement Index commencing on Page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting is effective. Our management has excluded Avis Budget EMEA Limited and subsidiaries (formerly Avis Europe plc) from our assessment of internal control over financial reporting as of December 31, 2011, as permitted, because we acquired Avis Europe plc on October 3, 2011. Avis Budget EMEA Limited is a wholly owned subsidiary of Avis Budget Group and constituted 20% of consolidated total assets and 6% of consolidated revenues as of and for the year ended December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

(c)	Changes in Internal Control Over Financial Reporting. During the last fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avis Budget Group, Inc.

Parsippany, New Jersey

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Avis Europe plc and subsidiaries, which was acquired on October 3, 2011 and which constituted 20% of consolidated total assets, and 6% of consolidated revenues as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Avis Budget EMEA Limited and subsidiaries (formerly Avis Europe plc). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule

/s/ Deloitte & Touche

New York, New York

February 29, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the Company’s Annual Proxy Statement under the sections entitled “Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference in response to this item.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the Company’s Annual Proxy Statement under the section entitled “Executive Compensation” is incorporated herein by reference in response to this item.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

See Schedule II—Valuation and Qualifying Account for the years ended December 31, 2011, 2010, and 2009 commencing on page G-1 hereof.

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

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. NELSON (Ronald L. Nelson)	Chairman of the Board, Chief Executive Officer and Director	February 29, 2012

/s/ DAVID B. WYSHNER (David B. Wyshner)	Senior Executive Vice President and Chief Financial Officer	February 29, 2012

/s/ IZILDA P. MARTINS (Izilda P. Martins)	Vice President and Acting Chief Accounting Officer	February 29, 2012

/s/ W. ALUN CATHCART (W. Alun Cathcart)	Director	February 29, 2012

/s/ MARY C. CHOKSI (Mary C. Choksi)	Director	February 29, 2012

/s/ LEONARD S. COLEMAN, JR. (Leonard S. Coleman, Jr.)	Director	February 29, 2012

/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	February 29, 2012

/s/ JOHN D. HARDY, JR. (John D. Hardy, Jr.)	Director	February 29, 2012

/s/ LYNN KROMINGA (Lynn Krominga)	Director	February 29, 2012

/s/ EDUARDO G. MESTRE (Eduardo G. Mestre)	Director	February 29, 2012

/s/ F. ROBERT SALERNO (F. Robert Salerno)	Director	February 29, 2012

/s/ STENDER E. SWEENEY (Stender E. Sweeney)	Director	February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avis Budget Group, Inc.

Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 29, 2012

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Vehicle rental	$4,338	$3,882	$3,906
Other	1,562	1,303	1,225

Net revenues	5,900	5,185	5,131

Expenses
Operating	3,025	2,616	2,636
Vehicle depreciation and lease charges, net	1,223	1,287	1,425
Selling, general and administrative	756	569	551
Vehicle interest, net	286	304	294
Non-vehicle related depreciation and amortization	95	90	96
Interest expense related to corporate debt, net:
Interest expense	219	170	153
Early extinguishment of debt	—	52	—
Restructuring charges	5	11	20
Transaction-related costs	255	14	—
Impairment	—	—	33

Total expenses	5,864	5,113	5,208

Income (loss) before income taxes	36	72	(77)
Provision for (benefit from) income taxes	65	18	(30)

Net income (loss)	$(29)	$54	$(47)

Earnings (loss) per share
Basic	$(0.28)	$0.53	$(0.46)
Diluted	$(0.28)	$0.49	$(0.46)

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$534	$911
Receivables (net of allowance for doubtful accounts of $21 and $16)	507	315
Deferred income taxes	120	130
Other current assets	380	282

Total current assets	1,541	1,638
Property and equipment, net	493	425
Deferred income taxes	444	587
Goodwill	353	76
Other intangibles, net	713	481
Other non-current assets	304	255

Total assets exclusive of assets under vehicle programs	3,848	3,462

Assets under vehicle programs:
Program cash	11	4
Vehicles, net	8,356	6,422
Receivables from vehicle manufacturers and other	380	149
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	343	290

	9,090	6,865

Total assets	$12,938	$10,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,433	$925
Short-term debt and current portion of long-term debt	37	8

Total current liabilities	1,470	933
Long-term debt	3,168	2,494
Other non-current liabilities	960	535

Total liabilities exclusive of liabilities under vehicle programs	5,598	3,962

Liabilities under vehicle programs:
Debt	990	528
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	4,574	3,987
Deferred income taxes	982	1,333
Other	382	107

	6,928	5,955

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 137,028,464 and 136,982,068 shares	1	1
Additional paid-in capital	8,532	8,828
Accumulated deficit	(2,666)	(2,637)
Accumulated other comprehensive income	78	92
Treasury stock, at cost—31,551,170 and 33,247,139 shares	(5,533)	(5,874)

Total stockholders’ equity	412	410

Total liabilities and stockholders’ equity	$12,938	$10,327

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011		2010	2009
Operating activities
Net income (loss)	$(29	) $	54	$(47)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	1,395		1,277	1,391
(Gain) loss on sale of vehicles, net	(234)		(24)	(30)
Non-vehicle related depreciation and amortization	95		90	96
Deferred income taxes	32		(20)	(60)
Impairment	—		—	33
Non-cash charge on unfavorable license rights reacquired with the acquisition of Avis Europe plc	117		—	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	29		(20)	52
Income taxes	(18)		(104)	10
Accounts payable and other current liabilities	20		108	(19)
Reimbursement from Realogy and Wyndham for taxes paid	—		114	—
Reimbursement from Wyndham for tax attributes	—		89	—
Other, net	171		76	65

Net cash provided by operating activities	1,578		1,640	1,491

Investing activities
Property and equipment additions	(65)		(61)	(39)
Proceeds received on asset sales	14		14	14
Net assets acquired (net of cash acquired)	(841)		(2)	—
Other, net	(7)		(6)	—

Net cash used in investing activities exclusive of vehicle programs	(899)		(55)	(25)

Vehicle programs:
Decrease (increase) in program cash	(11)		162	(145)
Investment in vehicles	(8,659)		(8,031)	(6,775)
Proceeds received on disposition of vehicles	7,196		6,319	7,144
Investment in debt securities of Avis Budget Rental Car Funding (AESOP LLC)—related party	(400)		(570)	—
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP LLC)—related party	400		570	—
Other, net	—		2	(33)

	(1,474)		(1,548)	191

Net cash provided by (used in) investing activities	(2,373)		(1,603)	166

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Year Ended December 31,
	2011	2010	2009
Financing activities
Proceeds from long-term borrowings	682	1,046	445
Principal payments on long-term borrowings	(668)	(688)	(111)
Net change in short-term borrowings	(97)	—	—
Proceeds from warrant issuance	—	—	62
Purchase of call options	—	—	(95)
Debt financing fees	(78)	(46)	(11)
Other, net	1	10	(2)

Net cash provided by (used in) financing activities exclusive of vehicle programs	(160)	322	288

Vehicle programs:
Proceeds from borrowings	10,534	9,355	7,527
Principal payments on borrowings	(9,917)	(9,152)	(9,147)
Net change in short-term borrowings	—	(110)	(107)
Debt financing fees	(33)	(35)	(26)

	584	58	(1,753)

Net cash provided by (used in) financing activities	424	380	(1,465)

Effect of changes in exchange rates on cash and cash equivalents	(6)	12	32
Net increase (decrease) in cash and cash equivalents	(377)	429	224
Cash and cash equivalents, beginning of period	911	482	258

Cash and cash equivalents, end of period	$534	$911	$482

Supplemental Disclosure
Interest payments	$465	$483	$461
Income tax payments, net	$51	$142	$20

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2009	136.8	$1	$9,197	$(2,644)	$(194)	(35.0)	$(6,267)	$93

Comprehensive income:
Net loss	—	—	—	(47)	—	—	—
Currency translation adjustment	—	—	—	—	104	—	—
Unrealized gains on cash flow hedges, net of tax of $(28)	—	—	—	—	43	—	—
Pension liability adjustment, net of tax of $(7)	—	—	—	—	10	—	—
Total comprehensive income								110
Issuance of warrants	—	—	62	—	—	—	—	62
Purchase of call options, net of tax of $36	—	—	(59)	—	—	—	—	(59)
Net activity related to restricted stock units	0.1	—	(101)	—	—	0.4	115	14
Activity related to employee stock purchase plan	—	—	(3)	—	—	—	3	—
Post-separation dividend adjustment	—	—	1	—	—	—	—	1
Other	—	—	1	—	—	—	—	1

Balance at December 31, 2009	136.9	$1	$9,098	$(2,691)	$(37)	(34.6)	$(6,149)	$222

Comprehensive income:
Net income	—	—	—	54	—	—	—
Currency translation adjustment	—	—	—	—	71	—	—
Unrealized gains on cash flow hedges, net of tax of $(24)	—	—	—	—	36	—	—
Reclassification of unrealized losses on cash flow hedges, net of tax benefit of $(16)	—	—	—	—	24	—	—
Pension liability adjustment, net of tax benefit of $1	—	—	—	—	(2)	—	—
Total comprehensive income								183
Net activity related to restricted stock units	0.1	—	(88)	—	—	0.4	101	13
Exercise of stock options	—	—	(166)	—	—	1.0	174	8
Reallocation of deferred taxes	—	—	(16)	—	—	—	—	(16)
Post-separation dividend adjustment	—	—	(1)	—	—	—	—	(1)
Other	—	—	1	—	—	—	—	1

Balance at December 31, 2010	137.0	$1	$8,828	$(2,637)	$92	(33.2)	$(5,874)	$410

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2011	137.0	$1	$8,828	$(2,637)	$92	(33.2)	$(5,874)	$410

Comprehensive income:
Net loss	—	—	—	(29)	—	—	—
Currency translation adjustment	—	—	—	—	(23)	—	—
Unrealized gains on cash flow hedges, net of tax of $(21)	—	—	—	—	33	—	—
Unrealized gains on available-for-sale securities, net of tax of $0	—	—	—	—	2	—	—
Pension liability adjustment, net of tax benefit of $(16)	—	—	—	—	(26)	—	—
Total comprehensive income								(43)
Net activity related to restricted stock units	—	—	(111)	—	—	0.4	124	13
Exercise of stock options	—	—	(215)	—	—	1.2	217	2
Realization of tax benefits for stock-based awards	—	—	30	—	—	—	—	30

Balance at December 31, 2011	137.0	$1	$8,532	$(2,666)	$78	(31.6)	$(5,533)	$412

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.	Basis of Presentation

Avis Budget Group, Inc. provides car and truck rentals and ancillary services to businesses and consumers worldwide. The accompanying Consolidated Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries (“Avis Budget”), as well as entities in which Avis Budget directly or indirectly has a controlling financial interest (collectively, the “Company”).

In conjunction with the Company’s October 2011 acquisition of Avis Europe plc (“Avis Europe” and the “Avis Europe Acquisition”) and its increased global presence, the Company re-aligned its operating regions and business segments. The Company now operates the following business segments:

•	North America—provides car rentals in the United States and vehicle rentals in Canada, as well as related products and services.

•

International—provides, and licenses the Company’s brands to third parties for, vehicle rentals and ancillary products and services in Europe, the Middle East, Asia, Africa, South America, central America, the Caribbean, Australia and New Zealand.

•	Truck Rental—provides truck rentals and related services to consumers and commercial users in the United States.

The Company’s business segment financial information presented in these Notes to Consolidated Financial Statements has been recast and presented to conform with the Company’s current business segment reporting alignment for all periods presented.

In presenting the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

Vehicle Programs. The Company presents separately the financial data of its vehicle programs. These programs are distinct from the Company’s other activities since the assets under vehicle programs are generally funded through the issuance of debt that is collateralized by such assets. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company’s vehicle programs. The Company believes it is appropriate to segregate the financial data of its vehicle programs because, ultimately, the source of repayment of such debt is the realization of such assets.

Transaction-related Costs

The Company completed the Avis Europe Acquisition on October 3, 2011. In addition, in September 2011, the Company announced that it had decided at the time not to pursue the acquisition of Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”) in light of current market conditions. Transaction-related costs are now being classified separately in the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010. These costs comprise acquisition-related activity including due-diligence and other costs associated with the Company’s Avis Europe Acquisition and its previous efforts to acquire Dollar Thrifty. Transaction-related costs in 2011 include a non-cash charge related to the reacquired unfavorable license rights, costs for due-diligence activity, losses on foreign-currency transactions related to the Avis Europe Acquisition purchase price and other costs. Transaction-related costs for the year ended December 31, 2010, have been reclassified from selling, general and administrative expenses to transaction-related costs to conform to the current presentation. This reclassification had no impact on total expenses, income before income taxes, net income or earnings per share. There were no transaction-related costs in 2009.

2.	Summary of Significant Accounting Policies

Accounting Principles

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Avis Budget and all entities in which the Company has a direct or indirect controlling financial interest and variable interest entities (“VIEs”) for which the Company has determined it is the primary beneficiary. The Company is considered to be the primary beneficiary if it has (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses (or the right to receive the benefits) of the VIE that could potentially be significant to the VIE. Intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company derives revenue through the operation and licensing of the Avis and Budget rental systems and, providing vehicle rentals and other services to business and leisure travelers and others. Other revenue includes rentals of GPS navigation units, sales of loss damage waivers and insurance products, fuel and fuel service charges, and other items. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured.

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

Foreign Currency Translation

Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rate of exchange prevailing during the year. The related translation adjustments are reflected in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of the Consolidated Balance Sheets. The accumulated foreign currency translation adjustment as of December 31, 2011 and December 31, 2010 was $159 million and $182 million, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

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

The Company capitalizes the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $74 million and $73 million as of December 31, 2011 and 2010, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess, if any, of the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree, if any, over the fair values of the identifiable net assets acquired. The Company does not amortize goodwill, but assesses it for impairment at least annually for recoverability. Other intangible assets, primarily trademarks, with indefinite lives are not amortized but are evaluated annually for impairment. Other intangible assets with finite lives are amortized over their remaining useful lives.

Impairment of Long-Lived Assets

The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its annual impairment assessment in the fourth quarter of each year at the reporting unit level. If the carrying value of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company assesses goodwill for such impairment by comparing the carrying value of each reporting unit to its fair value using the present value of expected future cash flows. When available and as appropriate, comparative market multiples and other factors are used to corroborate the discounted cash flow results.

The Company also evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each segment. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value.

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

Rental vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs are depreciated based upon their estimated residual values at their expected dates of disposition, after giving effect to anticipated conditions in the used car market, which are reviewed on a continuous basis. Any adjustments to depreciation are made prospectively.

For 2011, 2010 and 2009, rental vehicles were depreciated at rates ranging from 3% to 46% per annum. Upon disposal of the vehicles, depreciation expense is adjusted for any difference between the net sales proceeds and the remaining book value. Vehicle-related interest expense amounts are net of vehicle-related interest income of $8 million, $11 million and $15 million for 2011, 2010 and 2009, respectively.

Advertising Expenses

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on our Consolidated Statements of Operations, include radio, television, “yellow pages” and other advertising, travel partner rewards programs, internet advertising and other promotions and were approximately $107 million, $66 million and $87 million in 2011, 2010 and 2009, respectively.

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

Fair Value Measurements

The Company measures its assets and liabilities at fair value at the time of acquisition and revalues its derivative assets and liabilities on a recurring basis. Financial assets and liabilities are classified as follows: Level 1, which refers to assets and liabilities valued using quoted prices from active markets for identical assets or liabilities; Level 2, which refers to assets and liabilities for which significant other observable market inputs are readily available; and Level 3, which are valued based on significant unobservable inputs.

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

Valuation Techniques. Derivatives entered into by the Company are typically executed over-the-counter and are valued using internal valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The Company principally uses discounted cash flows to value these instruments. These models take into account a variety of factors including, where applicable, maturity, commodity prices, interest rate yield curves of the Company and counterparties, credit curves, counterparty creditworthiness and currency exchange rates. These factors are applied on a consistent basis and are based upon observable inputs where available.

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Common stock investments in affiliates over which the Company has the ability to exercise significant influence but not a controlling interest are carried on the equity method of accounting. Available-for-sale securities are carried at current fair value with unrealized gains or losses reported net of taxes as a separate component of stockholders’ equity. Trading securities are recorded at fair value with realized and unrealized gains and losses reported currently in earnings. As of December 31, 2011, the Company has investments in equity securities with a fair value of $9 million.

Joint venture investments are typically accounted for under the equity method of accounting. Under this method, the Company records its proportional share of the joint venture’s net income or loss within operating expenses in the Consolidated Statements of Operations. As of December 31, 2011, the Company had investments in several joint ventures with a carrying value of $29 million, recorded within the non-current assets on the Consolidated Balance Sheets.

The Company recorded a $33 million charge ($20 million, net of tax) for impairment of its investments in 2009 to reflect the other-than-temporary decline of the investments’ fair value below their carrying value, based on estimated future cash flows, thereby reducing the carrying value of the investment to zero.

Aggregate realized gains and losses on investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2011, the Company realized a gain of $1 million from the sale of certain equity investments. There were no net realized gains or losses in 2010 and 2009.

Self-Insurance Reserves

The Consolidated Balance Sheets include $409 million and $305 million of liabilities associated with retained risks of liability to third parties as of December 31, 2011 and 2010, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including but not limited to supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents and changes in the ultimate cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.

The Consolidated Balance Sheets also include liabilities of approximately $50 million and $56 million as of December 31, 2011 and 2010, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those mentioned above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.

Business Combinations

The Company uses the acquisition method of accounting for business combinations, which requires that the assets acquired and liabilities assumed be recorded at their respective fair values at the date of acquisition. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized if fair value can be reasonably estimated at the acquisition date. The excess, if any, of (i) the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree, over (ii) the fair values of the identifiable net assets acquired is recorded as goodwill. Gains and losses on the re-acquisition of unfavorable license agreements are recorded in the Consolidated Statements of Operations upon completion of the respective acquisition. Transaction-related costs incurred to effect a business combination are expensed as incurred, except for the cost to issue debt related to the acquisition. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the acquisition.

Adoption of New Accounting Standards During 2011

In January 2010, the FASB issued ASU No. 2010-6, “Fair Value Measurements and Disclosures” (“ASU No. 2010-6”). ASU No. 2010-6 which expands the level of fair value disclosures for financial assets and liabilities. The Company adopted the guidance on January 1, 2010, as required, except for disclosures about purchases, sales, issuances and settlements for Level 3 instruments and fair value measurements, which were adopted on January 1, 2011, as required, and it did not have a significant impact on its financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. For such reporting units, the guidance requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted this guidance on January 1, 2011, as required, and it did not have an impact on its financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”, which amends the disclosure requirements for supplementary pro forma information for business combinations. The Company adopted the guidance for all acquisitions occurring during 2011, and it resulted in incremental disclosure about the Company’s acquisition.

In September 2011, the FASB issued ASU No. 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan”, which requires employers that participate in multiemployer plans to provide additional quantitative and qualitative disclosures regarding their participation in multiemployer plans. The Company adopted this guidance on December 31, 2011, as required, and it resulted in incremental disclosure about the Company’s participation in multiemployer plans.

Recently Issued Accounting Pronouncements

On January 1, 2012, the Company adopted accounting pronouncements amending (i) fair value measurement and disclosure requirements, (ii) the presentation of other comprehensive income and (iii) the rules for testing goodwill for impairment, and they did not have a significant impact on the Company’s financial statements.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2011	2010	2009
Net income (loss) for basic EPS	$(29)	$54	$(47)
Convertible debt interest, net of tax	—	7	—

Net income (loss) for diluted EPS	$(29)	$61	$(47)

Basic weighted average shares outstanding	105.2	103.1	102.2
Options, warrants and non-vested stock	—	2.4	—
Convertible debt	—	21.2	—

Diluted weighted average shares outstanding (a)	105.2	126.7	102.2

Earnings (loss) per share:
Basic	$(0.28)	$0.53	$(0.46)
Diluted	$(0.28)	$0.49	$(0.46)

(a)

As the Company incurred a net loss in 2011 and 2009, all outstanding stock options, restricted stock units, stock warrants and issuable shares underlying the convertible notes issued in 2009 have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Year Ended December 31,
	2011	2010	2009
Options (a)	3.4	1.4	7.2
Warrants (b)	21.2	21.2	21.2
Shares underlying 3 1/2% Convertible Senior Notes due 2014	21.2	—	21.2

(a)	Represents all outstanding stock options for 2011 and 2009. The weighted average exercise price for anti-dilutive options for 2010 was $23.28.
(b)	Represents all outstanding warrants for 2011, 2010 and 2009. The exercise price for the warrants issued in 2009 was $22.50.

4.	Restructuring Charges

During fourth quarter 2011, subsequent to the Avis Europe Acquisition, the Company initiated a restructuring initiative, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes and facilities. During the year ended December 31, 2011, as part of this process, the Company formally communicated the termination of employment to approximately 50 employees. In 2011, the Company recorded restructuring charges of $3 million in connection with these initiatives. These charges primarily represent costs associated with severance, outplacement services and other costs associated with employee terminations. As of December 31, 2011, the Company has terminated substantially all of these employees. The Company is further developing this initiative and identifying the additional restructuring costs that are expected to be incurred.

Beginning in 2008, the Company initiated strategic initiatives within the Company’s North America, International and Truck Rental segments, as part of a cost-reduction and efficiency improvement plan to reduce costs, enhance organizational efficiency and consolidate and rationalize existing processes and facilities. During the years ended December 31, 2011, 2010 and 2009, as part of this process, the Company formally communicated the termination of employment to approximately 850, 1,350 and 1,750 employees, respectively. The Company recorded restructuring charges in connection with these initiatives of $2 million, $11 million and $20 million in 2011, 2010 and 2009, respectively. The majority of these restructuring charges have been settled in cash. These charges primarily represent costs associated with the closure and consolidation of certain administrative facilities and severance, outplacement services and other costs associated with employee terminations. As of December 31, 2011, the Company had terminated substantially all of these employees. The Company has substantially completed its activities under this restructuring initiative. As of December 31, 2011, the remaining liability relating to these restructuring actions amounted to approximately $2 million, primarily for the closure and consolidation of certain facilities and severance, outplacement services and other costs associated with employee terminations.

As of January 1, 2009, the Company had $2 million of liabilities related to pre-2008 restructuring activities.

The following tables summarize the changes to our restructuring-related liabilities and identifies the amount recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Asset Impairments	Total
Balance as of January 1, 2009	$10	$5	$1	$16
Restructuring charge	11	6	3	20
Cash payment/utilization	(20)	(7)	(4)	(31)

Balance as of December 31, 2009	1	4	—	5
Restructuring charge	4	7	—	11
Cash payment/utilization	(5)	(5)	—	(10)

Balance as of December 31, 2010	—	6	—	6
Restructuring charge	5	—	—	5
Assumed restructuring obligation	—	1	—	1
Cash payment/utilization	(4)	(6)	—	(10)

Balance as of December 31, 2011	$1	$1	$—	$2

	North America	International	Truck Rental	Total
Balance as of January 1, 2009	$12	$2	$2	$16
Restructuring charge	16	2	2	20
Cash payment/utilization	(25)	(3)	(3)	(31)

Balance as of December 31, 2009	3	1	1	5
Restructuring charge	11	—	—	11
Cash payment/utilization	(8)	(1)	(1)	(10)

Balance as of December 31, 2010	6	—	—	6
Restructuring charge	2	3	—	5
Acquired restructuring obligation	—	1	—	1
Cash payment/utilization	(7)	(3)	—	(10)

Balance as of December 31, 2011	$1	$1	$—	$2

5.	Licensing Activities

Revenues from licensing, which are recorded within other revenues on the accompanying Consolidated Statements of Operations, amounted to $70 million, $46 million and $43 million during 2011, 2010 and 2009, respectively. The Company renews license agreements in the normal course of business and occasionally terminates, purchases or sells license agreements. In connection with ongoing fees that the Company receives from its licensees pursuant to license agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

6.	Acquisition

On October 3, 2011, the Company completed the acquisition of the entire issued share capital of Avis Europe for $976 million and subsequently repaid $649 million of Avis Europe’s assumed indebtedness. Avis Europe provides vehicle rental and ancillary products and services in Europe, the Middle East, Africa and Asia. The acquisition reunited the global operation of the Avis and Budget brands under one corporate umbrella.

The Company recorded a $117 million net, non-cash charge, within transaction-related costs, related to the reacquired unfavorable license rights that provided Avis Europe with royalty-free license rights within certain territories. This net charge reflects the difference, as of the acquisition date, between the fair value of the license rights and their contractual value. The Company used a relief from royalty rate analysis to determine the fair value. This valuation considered, but was not limited to, (i) the contracted royalty rates, (ii) the market royalty rate and (iii) the term of the license contracts.

The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International segment. The goodwill is not expected to be deductible for tax purposes. The estimated fair value of the assets acquired and liabilities assumed, as set forth in the table below, reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period (up to one year from the acquisition date) as valuations are finalized. The fair values of certain tangible assets and liabilities acquired, identifiable intangible assets, income and non-income based taxes, and residual goodwill are therefore not yet finalized and subject to change. The following summarizes the preliminary allocation of the purchase price of Avis Europe:

Cash	$136
Receivables	246
Other current assets	210
Property and equipment	86
Deferred income taxes	27
Other intangibles	247
Other non-current assets	34
Vehicles	1,710
Receivables from vehicle manufacturers and other	282

Total identifiable assets acquired	2,978

Accounts payable and other current liabilities	(550)
Debt	(763)
Other non-current liabilities	(312)
Liabilities under vehicles program—debt	(779)

Total liabilities assumed	(2,404)

Net assets acquired	574
Goodwill	285
Non-cash charge related to the reacquired unfavorable license rights	117

Total	$976

Other intangibles consisted primarily of $185 million related to license agreements and $62 million related to customer relationships. These license agreements will be amortized over a weighted-average life of approximately 20 years. Customer relationships will be amortized over a weighted-average life of approximately 12 years.

Avis Europe contributed net revenues of $359 million and a net loss of $223 million including $213 million transaction-related costs, net of tax to the Company’s results from October 3, 2011 through December 31, 2011. The net loss was primarily due to the non-cash charge, recorded at the time of the acquisition, related to the unfavorable license rights reacquired by the Company. The following unaudited pro forma summary presents the Company’s consolidated information as if Avis Europe had been acquired on January 1, 2010. These amounts were calculated after conversion of Avis Europe’s results into U.S. dollars, applying adjustments to align the financial information with GAAP and the Company’s accounting policies. In addition, adjustments were made to reflect the impact to amortization expense and related income tax expense for fair value adjustments and revised useful lives assigned to intangible assets as if Avis Europe had been acquired on January 1, 2010. In the pro forma net income, $213 million transaction-related costs, net of tax incurred in the year ended December 31, 2011 were treated as incurred in the year ended December 31, 2010.

	(unaudited)
	Pro Forma Summary for the Year Ended December 31,
	2011	2010
Net revenues	$7,259	$6,768
Net income	234	(133)
Earnings per share—Diluted	1.82	(1.29)

7.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a) (d)	$252	$29	$223	$73	$24	$49
Customer relationships (b) (d)	80	12	68	19	10	9
Other (c)	2	1	1	2	1	1

	$334	$42	$292	$94	$35	$59

Unamortized Intangible Assets
Goodwill (d)	$353			$76

Trademarks (e)	$421			$422

(a)	Primarily amortized over a period ranging from 20 to 40 years.
(b)	Primarily amortized over a period ranging from 8 to 20 years.
(c)	Primarily amortized over 27 years.
(d)	The increase in 2011 primarily relates to the Avis Europe Acquisition.
(e)	The decrease relates to fluctuations in foreign currency.

Amortization	expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2011	2010	2009
License agreements	$4	$2	$2
Customer relationships	3	1	1

Total	$7	$3	$3

Based on the Company’s amortizable intangible assets at December 31, 2011, the Company expects related amortization expense to approximate $17 million for each of the five succeeding fiscal years excluding effects of foreign exchange rates.

The carrying amounts of goodwill and related charges are as follows:

	North America	International	Truck Rental	Total Company
Gross goodwill as of January 1, 2010	$1,359	$592	$243	$2,194
Accumulated impairment losses as of January 1, 2010	(1,355)	(535)	(228)	(2,118)

Goodwill as of January 1, 2010	4	57	15	76
Adjustments	—	—	—	—

Goodwill as of December 31, 2010	4	57	15	76

Acquisition	—	285	—	285
Foreign currency translation adjustments	—	(8)	—	(8)

Goodwill as of December 31, 2011	$4	$334	$15	$353

8.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2011	2010
Rental vehicles	$9,077	$7,007
Less: Accumulated depreciation	(1,258)	(1,135)

	7,819	5,872
Vehicles held for sale	537	550

Vehicles, net	$8,356	$6,422

The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2011	2010	2009
Depreciation expense	$1,395	$1,277	$1,391
Lease charges	62	34	64
(Gain) loss on sale of vehicles, net and cost of vehicle disposition	(234)	(24)	(30)

Vehicle depreciation and lease charges, net	$1,223	$1,287	$1,425

During 2011, 2010 and 2009, vehicle interest, net on the accompanying Consolidated Statements of Operations excludes $228 million, $178 million and $157 million, respectively, of interest expense related to the Company’s convertible senior notes and the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary. Such interest is recorded within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations.

9.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$—	$—	$—
State	(3)	2	3
Foreign	36	36	27

Current income tax provision	33	38	30

Deferred
Federal	36	(7)	(40)
State	10	8	(5)
Foreign	(14)	(21)	(15)

Deferred income tax benefit	32	(20)	(60)

Provision for (benefit from) income taxes	$65	$18	$(30)

Pretax income (loss) for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2011	2010	2009
United States	$74	$(17)	$(146)
Foreign (a)	(38)	89	69

Pretax income (loss)	$36	$72	$(77)

(a)	2011 includes $128 million of transaction-related costs.

Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2011	2010
Current deferred income tax assets:
Accrued liabilities and deferred income	$175	$179
Provision for doubtful accounts	9	5
Acquisition and integration-related liabilities	8	9
Unrealized hedge loss	—	1
Convertible note hedge	7	8
Valuation allowance (a)	(45)	(35)

Current deferred income tax assets	154	167

Current deferred income tax liabilities:
Accrued liabilities and deferred income	8	—
Prepaid expenses	26	37

Current deferred income tax liabilities	34	37

Current net deferred income tax assets	$120	$130

	As of December 31,
	2011	2010
Non-current deferred income tax assets:
Net tax loss carryforwards	$358	$373
Accrued liabilities and deferred income	155	131
Depreciation and amortization	74	99
Tax credits	62	75
Convertible note hedge	13	21
Acquisition and integration-related liabilities	18	21
Unrealized hedge loss	—	1
Other	39	23
Valuation allowance (a)	(228)	(157)

Non-current deferred income tax assets	491	587

Non-current deferred income tax liabilities:
Depreciation and amortization	43	—
Other	4	—

Non-current deferred income tax liabilities	47	—

Non-current net deferred income tax assets	$444	$587

(a)

The valuation allowance of $273 million at December 31, 2011 relates to tax loss carryforwards, foreign tax credits and certain state deferred tax assets of $195 million, $53 million and $25 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2011	2010
Deferred income tax assets:
Depreciation and amortization	$35	$—
Unrealized hedge loss	8	29

	43	29

Deferred income tax liabilities:
Depreciation	1,025	1,362

	1,025	1,362

Net deferred income tax liabilities under vehicle programs	$982	$1,333

At December 31, 2011, the Company had U.S. federal net operating loss carryforwards of approximately $500 million, most of which expire through 2031. Currently, the Company does not record valuation allowances on the majority of its U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2011, the Company had foreign net operating loss carryforwards of approximately $250 million with an indefinite utilization period. No provision has been made for U.S. federal deferred income taxes on approximately $590 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2011, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable. In 2011, the Company recorded tax adjustments related to prior periods that reduced the Company’s non-current deferred income tax assets by approximately $230 million, deferred income tax liabilities under vehicle programs by approximately $330 million, increased income taxes payable by approximately $65 million and increased additional paid-in capital by $30 million. There was no material impact to the Company’s net income as a result of these adjustments.

The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	As of December 31,
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	4.2	(7.0)	9.8
Changes in valuation allowances	(1.3)	15.1	(10.1)
Taxes on foreign operations at rates different than statutory U.S. federal rates (a)	(13.2)	(22.0)	16.5
Resolution of prior years’ examination issues	—	—	2.6
Non-deductible transaction-related costs	146.5	—	—
Other non-deductible expenses	10.1	5.4	(13.2)
Other	(0.7)	(1.5)	(1.6)

	180.6%	25.0%	39.0%

(a)	In 2010 and 2009, the Company realized a benefit relating to additional tax depreciation within the Company’s operations in Australia.

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2011	2010	2009
Balance at January 1	$40	$603	$601
Additions based on tax positions related to the current year	—	—	1
Additions for tax positions for prior years	143	9	6
Additions associated with the Avis Europe Acquisition	34	—	—
Reductions for tax positions for prior years	(3)	(443)	(4)
Settlements	—	(129)	(1)
Statute of limitations	(28)	—	—

Balance at December 31	$186	$40	$603

At December 31, 2011, the Company recharacterized $128 million of deferred income tax liabilities under vehicle programs for tax positions for prior years as unrecognized tax benefits. Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2011, 2010 and 2009, if recognized, would affect the Company’s provision for, or benefit from, income taxes. As of December 31, 2011, the Company’s unrecognized tax benefits were offset by tax loss carryforwards in the amount of $11 million.

The following table presents unrecognized tax benefits reflected as of December 31:

	As of December 31,
	2011	2010
Unrecognized tax benefit in non-current income taxes payable (a)	$169	$37
Accrued interest payable on potential tax liabilities (b)	21	20

(a)

Pursuant to the Tax Sharing Agreement and the Separation Agreement entered into in connection with the Separation (as defined below), the Company is entitled to indemnification for non-Avis Budget Car Rental tax contingencies for taxable periods prior to and including the Separation. As of December 31, 2011, $16 million of unrecognized tax benefits are non-Avis Budget Car Rental tax contingencies.

(b)

The Company recognizes potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the twelve months ended December 31, 2011, 2010 and 2009, were not significant and were recognized as a component of income taxes.

In 2010, the Company reached a settlement with the Internal Revenue Service (“IRS”) with respect to its examination of the Company’s taxable years 2003 through 2006, the year in which the Company was separated (the “Separation”) into four independent companies. The Company was entitled to indemnification for most pre-Separation tax matters from the Company’s former Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) subsidiaries, and therefore amounts due to the IRS at the conclusion of the audit did not have a material impact on the Company’s financial position. The Company made payments to the IRS and state tax authorities of $144 million, including interest, in conjunction with the conclusion of the audit, all of which were funded by Realogy and Wyndham. The Company was also reimbursed $89 million by Wyndham for the use of certain of the Company’s tax attributes in connection with the conclusion of the IRS audit. As a result of the conclusion of the audit, the Company reduced income taxes payable and related receivables from Realogy and Wyndham by approximately $295 million, which items offset within income from discontinued operations. In addition, in connection with the conclusion of the IRS audit, a reallocation of certain deferred taxes with our former subsidiaries resulted in a $16 million decrease to stockholders’ equity. The reductions in income taxes payable and receivables from Realogy and Wyndham are reflected in accounts payable and other current liabilities, and other current assets, respectively, as of December 31, 2010.

10.	Other Current Assets

Other current assets consisted of:

	As of December 31,
	2011	2010
Prepaid expenses	$179	$140
Sales and use tax	92	28
Other	109	114

	$380	$282

11.	Property and Equipment, net

Property and equipment, net consisted of:

	As of December 31,
	2011	2010
Land	$58	$48
Buildings and leasehold improvements	492	412
Capitalized software	400	346
Furniture, fixtures and equipment	259	182
Buses and support vehicles	54	53
Projects in process	37	30

	1,300	1,071
Less: Accumulated depreciation and amortization	(807)	(646)

	$493	$425

Depreciation and amortization expense relating to property and equipment during 2011, 2010, and 2009 was $88 million, $87 million and $93 million, respectively (including $26 million, $28 million and $26 million, respectively, of amortization expense relating to capitalized computer software).

12.	Other Non-Current Assets

Other non-current assets consisted of:

	As of December 31,
	2011	2010
Deferred financing costs	$138	$107
Receivables from Realogy (a)	67	80
Receivables from Wyndham (a)	41	48
Investments (b)	38	4
Other	20	16

	$304	$255

(a)

Represents amounts due for certain contingent, tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At December 31, 2011 and 2010, there are corresponding liabilities recorded within other non-current liabilities. Realogy has posted a letter of credit for the benefit of the Company to cover Realogy’s performance in respect of these receivables, as more fully described under Note 17—Commitments and Contingencies.

(b)

Includes the Company’s (i) 50% ownership of Anji Car Rental and Leasing Company Limited, a joint venture that has a license agreement for the Avis brand in China, and (ii) 33% ownership of Mercury Car Rentals Limited, a joint venture that has a license agreement for the Avis brand in India.

13.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of December 31,
	2011	2010
Accounts payable	$312	$209
Accrued payroll and related	200	155
Accrued sales and use taxes	173	81
Public liability and property damage insurance liabilities—current	128	93
Income taxes payable—current	109	41
Advertising and marketing	77	53
Other	434	293

	$1,433	$925

14.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	As of December 31,
	2011	2010
Public liability and property damage insurance liabilities—non-current	$281	$212
Pension liability	191	63
Income taxes payable—non-current	169	37
Acquisition-related liabilities	51	55
Other	268	168

	$960	$535

15.	Long-term Debt and Borrowing Arrangements

Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2011	2010
Floating Rate Term Loan (a)	April 2014	$267	$271
Floating Rate Senior Notes	May 2014	250	250
7 5/8% Senior Notes	May 2014	200	200
3 1/2% Convertible Senior Notes	October 2014	345	345
7 3/4% Senior Notes	May 2016	375	375
Floating Rate Term Loan (a)	May 2016	20	—
9 5/8% Senior Notes	March 2018	445	444
Floating Rate Term Loan (a)	September 2018	412	—
8 1/4% Senior Notes	January 2019	602	602
9 3/4% Senior Notes	March 2020	250	—

		3,166	2,487
Other		39	15

Total		3,205	2,502
Less: Short-term debt and current portion of long-term debt		37	8

Long-term debt		$3,168	$2,494

(a)

The floating rate term loans are part of the Company’s senior credit facilities, which include its revolving credit facility maturing 2016, and are secured by pledges of all of the capital stock of all of the Company’s domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

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

Concurrently with the issuance of the Convertible Notes, the Company purchased a convertible note hedge and entered into a warrant transaction, which effectively increased the conversion price of the Convertible Notes, from the Company’s perspective, to $22.50 per share. The convertible note hedge is intended to reduce the net number of shares required to be issued upon conversion of the Convertible Notes. The significant terms of the convertible note hedge and warrant transactions can be found in Note 18—Stockholders’ Equity.

AVIS BUDGET CAR RENTAL CORPORATE DEBT

Floating Rate Term Loans

The Company’s floating rate term loan due 2014 was originally issued in April 2006 as part of the Company’s senior credit facilities. In March 2010, the Company repaid $451 million of the loan and the terms were amended resulting in $52 million maturing in April 2012, which was subsequently repaid in October 2010, with the balance maturing in April 2014. The floating rate term loan bears interest at the greater of three-month LIBOR or 1.50% plus 4.25% per annum, for an aggregate rate of 5.75% at December 31, 2011. Quarterly installment payments of approximately $1 million are required through January 31, 2014. The remaining principal is due at the end of the term. During 2011, the Company repaid approximately $4 million of outstanding principal under the floating rate term loan pursuant to quarterly installment payment requirements.

The Company’s floating rate term loan due 2016, was issued in October 2011. The $20 million loan matures in May 2016 and bears interest at three-month LIBOR plus 3% per annum, for an aggregate rate of 3.58% at December 31, 2011. The Company used the proceeds from the loan to partially fund the Avis Europe Acquisition.

The Company’s floating rate term loan due 2018, was issued in October 2011. The $420 million loan matures in September 2018. The facility bears interest at the greater of three-month LIBOR or 1.25% plus 5% per annum, for an aggregate rate of 6.25% at December 31, 2011. Upon issuance of the loan, the Company paid to the lenders 2% of each lender’s commitments under the loan, which payment was structured as an original issue discount. The Company used the proceeds from the loan to partially fund the Avis Europe Acquisition.

Floating Rate Senior Notes

The Company’s Floating Rate Senior Notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $250 million. The interest rate on these notes is equal to three-month LIBOR plus 250 basis points, for an aggregate rate of 3.08% at December 31, 2011. The floating rate notes pay interest quarterly on February 15, May 15, August 15 and November 15 of each year. The Company has the right to redeem these notes in whole or in part at any time at the applicable scheduled redemption price, plus in each case, accrued and unpaid interest through the redemption date.

7 5/8% and 7 3/4% Senior Notes

The Company’s 7 5/8% and 7 3/4% Senior Notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $750 million. The notes pay interest semi-annually on May 15 and November 15 of each year. The Company has the right to redeem the 7 5/8% and 7 3/4% Senior Notes in whole or in part at any time, at the applicable scheduled redemption price, plus any accrued and unpaid interest through the redemption date. In 2010, the Company redeemed $175 million of its 7 5/8% Senior Notes due 2014 at 103.813% plus accrued and unpaid interest.

9 5/8% Senior Notes

The Company’s 9 5/8% Senior Notes were issued in March 2010 at 98.6% of their face value for aggregate proceeds of $444 million. The notes pay interest semi-annually on March 15 and September 15 of each year. The Company has the right to redeem these notes in whole or in part at any time on or after March 15, 2014, at the applicable redemption price plus any accrued and unpaid interest through the redemption date.

8 1/4% Senior Notes

The Company’s 8 1/4% Senior Notes were issued through two separate issuances of $400 million and $200 million, in October and November 2010, respectively, and form a single series of debt securities. The $400 million of notes were issued at 100% of their face value and the $200 million of notes were issued at 101% of their face value, for aggregate proceeds of $602 million. The notes pay interest semi-annually on January 15 and July 15 of each year. The Company has the right to redeem these notes in whole or in part at any time on or after October 15, 2014 at the applicable redemption price plus any accrued and unpaid interest through the redemption date. In connection with the sale of the notes, the Company entered into a Registration Rights Agreement, pursuant to which it completed in February 2011 an offer to exchange the notes for new notes with terms substantially identical to those of the originally issued notes except that the transfer restrictions and registration rights provisions relating to the originally issued notes do not apply to the new notes.

9 3/4% Senior Notes

The Company’s 9 3/4% Senior Notes were issued in October 2011 at 100% of their face value for aggregate proceeds of $250 million. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning in March 2012. The notes were originally issued by the Company’s AE Escrow Corporation subsidiary and were subsequently assumed by Avis Budget Car Rental. The Company has the right to redeem these notes in whole or in part at any time on or after September 15, 2015 at the applicable redemption price plus any accrued and unpaid interest through the redemption date. In connection with the sale of the notes, the Company entered into a Registration Rights Agreement, pursuant to which it completed in November 2011 an offer to exchange the originally issued notes for new notes with terms substantially identical to those of the originally issued notes except that the transfer restrictions and registration rights provisions relating to the originally issued notes do not apply to the new notes.

The Floating Rate Senior Notes, the 7 5/8% and 7 3/4% Senior Notes, the 9 5/8% Senior Notes, the 8 1/4% Senior Notes and the 9 3/4% Senior Notes, in each case as described above, are senior unsecured obligations, rank equally in right of payment with all of the Company’s existing and future senior indebtedness and are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries.

CORPORATE GUARANTEE

In February 2007, the Company agreed to guarantee (the “Guarantee”) the payment of principal, premium, if any, and interest on the 7 5/8% Senior Notes, 7 3/4% Senior Notes and Floating Rate Senior Notes. The Company executed a Supplemental Indenture to provide the Guarantee in accordance with the terms and limitations of such notes and the indenture governing the notes. In consideration for providing the Guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. This consideration has been deferred and is being amortized over the life of the debt. As of December 31, 2011, the deferred consideration remaining to be amortized amounted to approximately $5 million.

DEBT MATURITIES

The following table provides contractual maturities of the Company’s corporate debt at December 31, 2011:

Year	Amount
2012	$37
2013	10
2014	1,064
2015	8
2016	393
Thereafter	1,693

$3,205

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At December 31, 2011, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a) (b)	$1,400	$—	$643	$757
Other facilities (c)	11	2	—	9

(a)	This revolving credit facility matures in April 2016 and bears interest of one month LIBOR plus 300 basis points.
(b)

The senior credit facility, which encompass the floating rate term loans and the revolving credit facility, is secured by pledges of all of the capital stock of all of the Company’s domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by the Company’s domestic subsidiaries, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(c)	These facilities encompass bank overdraft lines of credit, bearing interest of 5.14%-7.25% as of December 31, 2011

At December 31, 2011, the Company had various uncommitted credit facilities available, under which it had drawn approximately $25 million, which bear interest at rates between 0.50% and 3.58%.

DEBT COVENANTS

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facilities contain maximum leverage and minimum coverage ratio requirements. As of December 31, 2011, the Company was in compliance with the financial covenants of its senior credit facilities.

16.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of December 31,
	2011	2010
Debt due to Avis Budget Rental Car Funding (a)	$4,574	$3,987
Budget Truck financing (b)	188	244
Capital leases (c)	348	—
Other (d)	454	284

	$5,564	$4,515

(a)	The increase reflects increased borrowing within U.S. operations due to an increase in the size of the Company’s U.S. car rental fleet.
(b)	The decrease reflects principal payments on borrowings.
(c)	The increase reflects the inclusion of capital lease arrangements related to Avis Europe’s vehicle rental fleet.
(d)	The increase reflects an increase in borrowings related to an increase in the size of our international fleet, primarily as a result of the Avis Europe Acquisition.

Avis Budget Rental Car Funding (AESOP) LLC. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, Avis Budget pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Balance Sheets. The Company also has an asset within Assets under vehicle programs on its Consolidated Balance Sheets which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2011, approximate $6.3 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within Assets under vehicle programs (excluding the Investments in Avis Budget Rental Car Funding (AESOP) LLC– related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car

Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding. The Company also finances vehicles through other variable interest entities and partnerships, which are consolidated and whose assets and liabilities are included within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The requirements of these entities include maintaining sufficient collateral levels and other covenants.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiaries and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected within the Company’s financial statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 4% and 3% as of December 31, 2011 and 2010, respectively. Due to hedging transactions to reduce the Company’s exposure to interest rate movements, the Company’s weighted average effective interest rate related to the debt of Avis Budget Rental Car Funding was approximately 5% and 6% as of December 31, 2011 and 2010, respectively.

In 2010, the Company established a variable funding note program with a maximum capacity of $400 million of notes to be issued by Avis Budget Rental Car Funding to the Company to finance the purchase of vehicles. These variable funding notes pay interest of 4.50% at December 31, 2011, and mature in March 2012. As of December 31, 2011, there were no outstanding amounts due to the Company from Avis Budget Rental Car Funding under the program; however, for the year ended December 31, 2011, the Company earned interest income of $4 million and incurred an equal amount of interest expense on these notes, which was eliminated in consolidation in the Company’s financial statements. As of December 31, 2011, the Company’s related interest receivable from Avis Budget Rental Car Funding was insignificant.

Truck financing. The Budget Truck Funding program consists of debt facilities established by the Company to finance the acquisition of the Budget Truck rental fleet. The borrowings under the Budget Truck Funding program are collateralized by $302 million of corresponding assets and are primarily fixed rate notes with a weighted average interest rate of 5% as of December 31, 2011 and 2010. The Company had also obtained a portion of its truck rental fleet under capital lease arrangements which all matured in 2010. Interest paid as part of capital lease obligations was $1 million and $4 million in 2010 and 2009, respectively.

Capital Leases. The Company obtained a portion of its vehicles and equipment under capital lease arrangements for which there are corresponding assets of $348 million classified within vehicles, net on the Company’s Consolidated Balance Sheets as of December 31, 2011. For the year ended December 31, 2011, the interest rate on these leases ranged from 3% to 4%. All capital leases are on a fixed repayment basis and interest rates are fixed at the contract date.

Other. Borrowings under the Company’s other vehicle rental programs primarily represent amounts issued under financing facilities that provide for borrowings to primarily support the acquisition of vehicles used in the Company’s international operations. The debt issued is collateralized by approximately $1.7 billion of vehicles and related assets and the majority represents floating rate bank loans and a commercial paper conduit facility for which the weighted average interest rate as of December 31, 2011 and 2010, was 5% and 4%, respectively.

In 2011, the Company entered into a €350 million revolving credit facility which matures in October 2013 and bears interest of one-month EURIBOR plus 3% for an aggregate rate of 4.14% at December 31, 2011. This facility provides for the availability of fleet financing for certain of the Company’s operations in Europe.

DEBT MATURITIES

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2011:

Vehicle- Backed Debt
2012	$2,184
2013	780
2014	865
2015	798
2016	883
Thereafter	54

$5,564

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of December 31, 2011, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding	$7,199	$4,574	$2,625
Budget Truck Funding financing	188	188	—
Capital leases	542	348	194
Other	1,479	454	1,025

	$9,408	$5,564	$3,844

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

DEBT COVENANTS

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of December 31, 2011, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

17.	Commitments and Contingencies

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Many of the Company’s operating leases for facilities contain renewal options. These renewal options vary, but the majority include clauses for renewal for various term lengths and prevailing market rate rents.

Future minimum lease payments required under noncancelable operating leases, including minimum concession fees charged by airport authorities which, in many locations, are recoverable from vehicle rental customers, as of December 31, 2011, are as follows:

Year	Amount
2012	$516
2013	377
2014	272
2015	205
2016	157
Thereafter	784

$2,311

The future minimum lease payments in the above table have been reduced by minimum future sublease rental inflows in the aggregate of $6 million.

The Company maintains concession agreements with various airport authorities that allow the Company to conduct its car rental operations onsite. In general, concession fees for airport locations are based on a percentage of total commissionable revenue (as defined by each airport authority), subject to minimum annual guaranteed amounts. These concession fees are included in the Company’s total rent expense and for the years ended December 31, 2011, 2010 and 2009, were as follows:

	2011	2010	2009
Rent and minimum concession fees	$535	$473	$493
Contingent concession expense	104	114	94

	639	587	587
Less: sublease rental income	(5)	(5)	(5)

Total	$634	$582	$582

Commitments under capital leases, other than those within the Company’s vehicle rental programs, for which the future minimum lease payments have been reflected in Note 16—Debt Under Vehicle Programs and Borrowing Arrangements, are not significant.

The Company leases a portion of its vehicles under operating leases, which terms extend through 2015. As of December 31, 2011, the Company has guaranteed $43 million of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will be equal to or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.

Contingencies

In connection with the spin-offs of Realogy and Wyndham, the Company entered into a Separation Agreement, pursuant to which Realogy assumed 62.5% and Wyndham assumed 37.5% of certain contingent and other corporate liabilities of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham, our former Travelport subsidiary and/or the Company’s vehicle rental operations, and in each case incurred or allegedly incurred on or prior to the Separation (“Assumed Liabilities”). Realogy is entitled to receive 62.5% and Wyndham is entitled to receive 37.5% of the proceeds from certain contingent corporate assets of the Company, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, arising or accrued on or prior to the Separation (“Assumed Assets”). Additionally, if Realogy or Wyndham were to default on its payment of costs or expenses to the Company related to any Assumed

Liabilities, the Company would be responsible for 50% of the defaulting party’s obligation. In such event, the Company would be allowed to use the defaulting party’s share of the proceeds of any Assumed Assets as a right of offset.

The Company does not believe that the impact of any resolution of contingent liabilities constituting Assumed Liabilities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities.

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

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including with respect to contract disputes, business practices including wage and hour claims, insurance claims, intellectual property claims, environmental issues and other commercial, employment and tax matters, and breach of contract claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material impact on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could materially impact the Company’s results of operations or cash flows in a particular reporting period.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $5.2 billion of vehicles from manufacturers over the next twelve months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2011 (aggregating approximately $152 million) was individually significant. These purchase obligations extend through 2015.

Concentrations

Concentrations of credit risk at December 31, 2011, include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with car manufacturers, including General Motors Company, Volkswagen Group, Fiat Automobiles, Hyundai Motor America, PSA Peugeot Citroën, Chrysler Group LLC, Ford Motor Company, and Kia Motors America, Inc., primarily with respect to receivables for program cars that have been returned to car manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $71 million and $44 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Asset Retirement Obligations

The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gas storage tanks at its rental facilities. Liabilities accrued for asset retirement obligations were $28 million and $18 million at December 31, 2011 and 2010, respectively.

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

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport which, as previously discussed, were disposed in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $115 million. At December 31, 2011, the liability recorded by the Company in connection with these guarantees was approximately $3 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

In connection with the Company’s disposition of its former Marketing Services division (“MSD”), the Company agreed to provide certain indemnifications related to, among other things, litigation matters, the substantial majority of which have been settled as of December 31, 2011. In addition, pursuant to a number of commercial arrangements entered into between certain of the Company’s subsidiaries and MSD, the Company also agreed, among other things, to provide a minimum number of call transfers to certain MSD subsidiaries, as well as retaining pre-existing guarantee obligations for certain real estate operating lease obligations on behalf of certain MSD subsidiaries. The residual liability as of December 31, 2011, was approximately $4 million. The maximum potential amount of future payments to be made under these guarantees is approximately $19 million.

Realogy and Wyndham have agreed to assume responsibility for the Company’s potential liabilities relating to PHH and MSD (other than the call transfer obligation). The Company monitors the credit ratings and other relevant information for Realogy and Wyndham in order to assess the status of the payment/performance risk of these guarantees. The Company also has a letter of credit which covers Realogy’s portion of these and certain other obligations as discussed above.

The Company has provided certain guarantees to, or for the benefit of, the lenders to Anji Car Rental and Leasing Company Limited (“Anji”), our joint venture in China. These guarantees relate primarily to various bank borrowings used to purchase vehicles and for working capital needs. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these borrowings is approximately $23 million. At December 31, 2011 the fair value of the liability in connection with these guarantees was immaterial.

18.	Stockholders’ Equity

Cash Dividend Payments

During 2011, 2010 and 2009, the Company did not declare or pay any cash dividends.

Share Repurchases

During 2011, 2010 and 2009, the Company did not repurchase any of its common stock.

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

The convertible note hedge expires in October 2014 and is exercisable before expiration only to the extent that corresponding amounts of the Convertible Notes are exercised. The warrants expire ratably over 80 trading days beginning January 5, 2015. The convertible note hedge and warrant transactions were accounted for as capital transactions and included as a component of stockholders’ equity. The significant terms of the Convertible Notes can be found in Note 15—Long-term Debt and Borrowing Arrangements.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income is as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available- For-Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2009	$7	$(149)	$—	$(52)	$(194)
Period change	104	43	—	10	157

Balance, December 31, 2009	111	(106)	—	(42)	(37)
Period change	71	60	—	(2)	129

Balance, December 31, 2010	182	(46)	—	(44)	92
Period change	(23)	33	2	(26)	(14)

Balance, December 31, 2011	$159	$(13)	$2	$(70)	$78

All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

During 2011, the Company recorded unrealized gains on cash flow hedges of $54 million ($33 million, net of tax) in accumulated other comprehensive income which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt (see Note 21—Financial Instruments). Such amount in 2011 includes $53 million ($32 million, net of tax) of unrealized gains on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding increase in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Balance Sheets.

19.	Stock-Based Compensation

The Company may grant stock options, stock appreciation rights (“SARs”), restricted shares and restricted stock units (“RSUs”) to its directors, officers, other employees and affiliates. As of December 31, 2011, the Company’s active stock-based compensation plan consists of the amended 2007 Equity and Incentive Plan, under which the Company is authorized to grant up to 12.5 million shares of its common stock and approximately 3 million shares were available for future grants. The Company may settle employee stock option exercises with either treasury shares, newly issued shares or shares purchased on the open market. The Company typically issues shares related to vested RSUs from treasury shares.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for exercises of stock-based awards generated a $30 million tax benefit at December 31, 2011 with a corresponding increase to additional paid-in capital. Approximately $10 million of incremental tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

Stock Options

During first quarter 2010, the Company granted 160,000 stock options under the Company’s amended 2007 Equity and Incentive Plan. The stock options (i) vest ratably over a five-year term, (ii) expire ten years from the date of grant and (iii) have an exercise price that was set at the closing price of the Company’s common stock on the date of the grant.

In 2009, the Company granted approximately 4 million stock options under the 2007 Equity and Incentive Plan. Vesting terms provided that approximately 2.7 million time-vesting options would vest on the two-year anniversary date of the grant; approximately 0.9 million performance-vesting options would vest on the one-year anniversary of the date of the grant following attainment of minimum Adjusted EBITDA levels; and 0.4 million market-vesting options, which were granted to the Company’s CEO and former President, would vest on the two-year anniversary of the date of the grant provided that the average closing stock price of the Company’s common stock equaled or exceeded a certain price for a 20 consecutive trading day period. All vesting terms were satisfied as of December 31, 2011. The option exercise price was set at the closing price of the Company’s common stock on the date of the grant and the options expire 10 years from the date of the grant.

Following the spin-offs of Realogy and Wyndham in 2006, all previously outstanding and unvested stock options vested and converted into stock options of Avis Budget, Realogy and Wyndham.

The Company used the Black-Scholes option pricing model to calculate the fair value of the time-vesting stock options granted first quarter 2010 and the time-vesting and performance-vesting stock option awards granted in 2009. The Company determined the fair value of its market-vesting awards using a Monte Carlo simulation model with assumptions including, but not limited to, the options’ expected life and the expected volatility of the underlying stock. Based on facts and circumstances at the time of the grant, the Company used the implied volatility of its publicly traded, near-the-money stock options with a remaining maturity of at least one year in 2010 and a blended volatility rate that combines market-based measures of implied volatility with historical volatility as the most appropriate indicator of the Company’s expected volatility in 2009, when publicly traded stock options with a remaining maturity of at least one year were not available. The Company considered several factors in estimating the life of the options granted, including the historical option exercise behavior of employees and the option vesting periods. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero. Based on these assumptions, the fair value of the Company’s time-vesting stock options issued in first quarter 2010 was estimated to be $6.16, and the fair value of each of the Company’s time-vesting, performance-vesting and market-vesting stock options issued in 2009 was estimated to be approximately $0.64, $0.59 and $0.45, respectively.

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes simulation option pricing in 2010 and the Black-Scholes and Monte Carlo simulation option pricing in 2009, as applicable, were as follows:

	2010	2009
Expected volatility of stock price	54%	130%
Risk-free interest rate	2.82%	1.22% –1.46%
Expected life of options	6 years	3-4 years
Dividend yield	0.0%	0.0%

The annual activity of the Company’s common stock option plans consisted of (in thousands of shares):

	2011		2010		2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	5,026	$7.22	7,196	$11.30	5,003	$24.90
Granted at fair market value	—	—	160	11.53	4,012	0.79
Exercised (a)	(1,231)	0.98	(982)	8.45	—	—
Canceled/forfeited/expired	(363)	21.97	(1,348)	28.63	(1,819)	25.51

Balance at end of year (b)	3,432	7.90	5,026	7.22	7,196	11.30

(a)	Stock options exercised during 2011 and 2010 had intrinsic value of $18 million and $5 million, respectively.
(b)

As of December 31, 2011, the Company’s outstanding stock options had an aggregate intrinsic value of $24 million; there were 2.4 million “in-the-money” stock options; and aggregate unrecognized compensation expense related to unvested stock options was $1 million, to be recognized over 3.1 years. Approximately 3.3 million stock options are exercisable as of December 31, 2011 and approximately 32,000 stock options are eligible to vest in 2012.

The table below summarizes information regarding the Company’s outstanding stock options as of December 31, 2011 (in thousands of shares):

	Outstanding Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Less than $5.00	2,376	7.04	$0.79
$5.01 to $10.00	—	—	—
$10.01 to $15.00	160	8.07	11.53
$15.01 to $20.00	127	1.14	18.66
$20.01 to $25.00	—	—	—
$25.01 to $30.00	759	0.11	27.26
$30.01 and above	10	2.73	31.98

	3,432	5.32	7.90

Restricted Stock and Stock Unit Awards

RSUs granted by the Company entitle the employee to receive one share of Avis Budget common stock upon vesting, which occurs ratably over a three- or four-year period for the majority of RSUs outstanding as of December 31, 2011. The Company also employs performance- and time-vesting criteria for RSU grants made to certain of the Company’s executives. The performance criteria will determine the number of RSUs that will ultimately vest and are based on growth in earnings before taxes and certain other metrics over varying periods of three to four years. The number of performance-based RSUs that will ultimately vest may range from 0% to 100% of the target award.

During 2011, the Company granted 357,000 market-vesting restricted stock units and 652,000 time-based restricted stock units under the Company’s amended 2007 Equity and Incentive Plan. The number of market-vesting restricted stock units which will ultimately vest is based on the Company’s common stock achieving certain average price targets for a specified number of trading days. Of the market-vesting restricted stock units granted during 2011, 264,000 units vest after three years and 93,000 units vest 50% on each of the third and fourth anniversaries of the date of grant. Of the time-based restricted stock units granted during 2011, 621,000 vest ratably on the first three anniversaries of the grant date and 31,000 vest on the first anniversary of the date of the grant.

During 2010, the Company granted 971,000 market-vesting restricted stock units and 989,000 time-based restricted stock units under the Company’s 2007 Equity and Incentive Plan. The number of market-vesting restricted stock units which will ultimately vest is based on the Company’s common stock achieving certain price targets for a specified number of trading days, with 600,000 of the market-vesting restricted stock units vesting ratably over years two through five following the date of grant and 371,000 of the market-vesting restricted stock units cliff vesting after three years. Of the time-based restricted stock units, 789,000 vest ratably over a three-year period and 200,000 vested on the first anniversary of the date of the grant.

The Company determined the fair value of its market-vesting restricted stock units granted in 2011 and 2010 using a Monte Carlo simulation model. The fair value of each of the Company’s market-vesting restricted stock units issued in 2011, which contain three- and four-year vesting periods, was estimated to be approximately $11.38 and $12.53, respectively. The fair value of each of the Company’s market-vesting restricted stock units issued in 2010, which contain three- and five-year vesting periods, was estimated to be approximately $8.88 and $9.57, respectively. The assumptions used to estimate the fair values of the market-vesting restricted stock awards using the Monte Carlo simulation model in 2011 and 2010 were as follows:

	2011	2010
Expected volatility of stock price	48%	54%
Risk-free interest rate	0.47% –1.21%	1.47% –1.74%
Valuation period	3 & 4 years	3 & 5 years
Dividend yield	0.0%	0.0%

The annual activity related to the Company’s time- and performance-based RSUs consisted of (in thousands of shares):

	2011		2010		2009
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price
Balance at beginning of year	3,059	$13.64	1,855	$19.32	2,673	$20.18
Granted at fair market value (a)	1,009	14.45	1,960	11.55	—	—
Vested (b)	(729)	14.41	(585)	21.89	(620)	21.93
Canceled	(341)	22.32	(171)	23.10	(198)	22.84

Balance at end of year (c)	2,998	12.74	3,059	13.64	1,855	19.32

(a)

Reflects the maximum number of RSUs assuming achievement of all performance- and time-vesting criteria. During 2011, 2010 and 2009, the Company granted 652,000, 989,000 and 0 time-based RSUs, respectively. The number of RSUs granted does not include those for non-employee directors, which are discussed separately below.

(b)	No performance-based RSUs vested during 2011 and 2010; 7,000 vested in 2009.
(c)

As of December 31, 2011, the Company’s outstanding RSUs had aggregate intrinsic value of $32 million. Aggregate unrecognized compensation expense related to RSUs amounted to $17 million as of December 31, 2011, recognized over the weighted average vesting period of 1.7 years. The Company had approximately 1,281,000, 1,393,000 and 1,016,000 time-based awards outstanding at December 31, 2011, 2010 and 2009, respectively. Performance- and market-based awards outstanding at December 31, 2011, 2010 and 2009 were approximately 1,717,000, 1,666,000 and 839,000, respectively. Approximately 637,000 time-based and 614,000 performance-based RSUs are eligible to vest in 2012, if applicable service and performance criteria are satisfied.

Stock Appreciation Rights

In 2006, the Company issued stock-settled SARs to certain executives. Such SARs are settled in Company stock, have a seven-year term, and vest ratably over a four-year period or after three years with no graded vesting prior thereto. The Company’s policy is to grant SARs with exercise prices at then-current fair market value. At December 31, 2011, the Company had approximately 0.5 million SARs outstanding with a weighted average exercise price of $24.40 and a weighted average contractual life of 1.6 years.

Non-employee Directors Deferred Compensation Plan

The Company grants RSUs annually to members of its Board of Directors representing annual retainer, committee chair and membership stipends, which are payable in the form of Avis Budget common stock upon termination of service. During 2011, 2010 and 2009, the Company granted 54,000, 51,000 and 119,000 RSUs under the 2007 Equity and Incentive Plan to its Board of Directors. The RSU grants are included in the calculation of basic and diluted earnings per share as common stock equivalents.

Employee Stock Purchase Plan

The Company is authorized to sell shares of its Avis Budget common stock to eligible employees under its non-compensatory employee stock purchase plan (“ESPP”). In June 2009, stockholders approved the adoption of the Avis Budget Group Inc. Employee Stock Purchase Plan. Under the terms of the ESPP, the fair market value of the shares of Avis Budget common stock which may be purchased by any employee cannot exceed $25,000 during any calendar year or 10% of the employee’s annual base salary. The purchase price of Avis Budget common stock is calculated at 95% of the fair market value of Avis Budget common stock. The Company reserved 2.5 million shares of Avis Budget common stock for potential purchases under the ESPP. In any given period, up to 125,000 shares purchased may be either newly issued shares or existing treasury shares, and in the aggregate, up to 1 million shares of Avis Budget common stock purchased under the ESPP may be either newly issued shares or existing treasury shares. Subject to the preceding limitation, shares purchased under the ESPP may be either newly issued shares, existing treasury shares, or new purchases in the open market.

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

The Company recorded pretax stock-based compensation expense of $17 million ($11 million, net of tax) during 2011 and $15 million ($9 million, net of tax) in each of 2010 and 2009, related to employee stock awards that were granted by the Company.

20.	Employee Benefit Plans

Defined Contribution Savings Plans

The Company sponsors several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches portions of the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $15 million, $9 million and $6 million during 2011, 2010 and 2009, respectively.

The Company made changes to various defined contribution savings plans in the United States effective January 1, 2009 and July 1, 2010. Included among these changes were modifications to the Company’s matching contribution and certain vesting criteria and the merger of certain plans.

Defined Benefit Pension Plans

The Company sponsors non-contributory defined benefit pension plans in the United States covering certain eligible employees and sponsors contributory and non-contributory defined benefit pension plans in certain foreign subsidiaries with some plans offering participation in the plans at the employees’ option. The most material of the non-U.S. defined benefit pension plans is operated in the United Kingdom, under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation. However, the majority of such plans are frozen to new employees and are no longer accruing benefits. There is an unfunded defined benefit pension plan for employees in Germany, which is closed to new employees, and a statutorily determined unfunded defined benefit termination plan for employees in Italy.

The funded status of the defined benefit pension plans is recognized on the Consolidated Balance Sheets and the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, are recognized as a component of accumulated other comprehensive income (loss), net of tax.

The components of net periodic benefit cost and the assumptions related to the cost consisted of the following:

	For the Year Ended December 31,
	2011	2010	2009
Service cost	$3	$2	$2
Interest cost	17	12	12
Expected return on plan assets	(17)	(11)	(11)
Amortization of unrecognized amounts	8	6	9

Net periodic benefit cost	$11	$9	$12

The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans as of December 31, 2011 and 2010 was as follows:

Change in Benefit Obligation	2011	2010
Benefit obligation at end of prior year	$236	$214
Service cost	3	2
Interest cost	17	12
Plan amendments	—	1
Actuarial loss	52	17
Net benefits paid	(14)	(10)
Assumed benefit obligation of acquired entities	306	—

Benefit obligation at end of current year	$600	$236

Change in Plan Assets
Fair value of assets at end of prior year	$173	$156
Actual return on plan assets	22	20
Employer contributions	24	7
Net benefits paid	(14)	(10)
Acquired fair value of plan assets of acquired entities	207	—

Fair value of assets at end of current year	$412	$173

Total unfunded status at end of year (recognized in other non-current liabilities in the Consolidated Balance Sheets)	$(188)	$(63)

At December 31, 2011, all of the Company’s plans were under-funded. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is $15 million, which consists of $14 million for net actuarial loss and $1 million for prior service cost.

The following assumptions were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
	2011	2010	2009
U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	5.25%	5.75%	6.25%
Benefit obligation	4.00%	5.25%	5.75%
Long-term rate of return on plan assets	8.00%	8.25%	8.25%
Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	5.00%	6.75%	6.75%
Benefit obligation	4.75%	6.50%	6.50%
Long-term rate of return on plan assets	5.25%	6.75%	6.75%

To select a discount rate for its defined benefit pension plans, the Company uses a modeling process that involves matching the expected cash outflows of such plan, to a yield curve constructed from a portfolio of AA-rated fixed-income debt instruments. The Company uses the average yield of this hypothetical portfolio as a discount rate benchmark.

The Company’s expected rate of return on plan assets of 8.00% and 5.25% for U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, is a long-term rate based on historic plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. The expected rate of returns are long-term assumption and generally does not change significantly, if at all, from year to year.

As of December 31, 2011, substantially all of the Company’s defined benefit pension plans had a projected benefit obligation in excess of the fair value of plan assets. The Company expects to contribute approximately $14 million to the U.S. plans and $10 million to the non-U.S. plans in 2012.

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

The U.S. defined benefit pension plans’ investment goals and objectives are managed by the Company with consultation from independent investment advisors. The Company seeks to produce returns on pension plan investments, which are based on levels of liquidity and investment risk that the Company believes are prudent and reasonable, given prevailing capital market conditions. The pension plans’ assets are managed in the long-term interests of the participants and the beneficiaries of the plans. The Company’s overall investment strategy has been to achieve a mix of approximately 65% of investments for long-term growth and 35% for near-term benefit payments with a wide diversification of asset types and fund strategies. The Company believes that diversification of the pension plans’ assets is an important investment strategy to provide reasonable assurance that no single security or class of securities will have a disproportionate impact on the pension plans. As such, the Company allocates assets among traditional equity, fixed income (U.S. and non-U.S. government issued securities, corporate bonds and short-term cash investments) and alternative investment strategies.

The equity component’s purpose is to provide a total return that will help preserve the purchasing power of the assets. The pension plans hold various mutual funds that invest in equity securities and are diversified among funds that invest in large cap, small cap, growth, value and international stocks as well as funds that are intended to “track” an index, such as the S&P 500. The equity investments in the portfolios will represent a greater assumption of market volatility and risk as well as provide higher anticipated total return over the long term. The equity component is expected to approximate 45%-65% of the U.S. pension plans’ assets.

The purpose of the fixed income component is to provide a deflation hedge, to reduce the overall volatility of the pension plans assets in relation to the liability and to produce current income. The pension plans hold mutual funds that invest in securities issued by governments, government agencies and corporations. The fixed income component is expected to approximate 30%-40% of the U.S. pension plans’ assets.

The purpose of the alternative asset component is to provide diversification and current income to the portfolio and to adjust the pension plans’ asset composition opportunistically when market conditions are favorable for equity, fixed income, cash and/or other assets. Investments in real estate mutual funds have been a component of the portfolios to provide downside risk protection as historically they have performed well in poor capital markets. The alternative asset component is expected to approximate 5%-15% of the U.S. pension plans’ assets.

The management of the Company’s non-U.S. defined benefit pension plans’ investment goals and objectives vary slightly by country, but are managed with consultation and advice from independent investment advisors. The investment policy is set with the primary objective to provide appropriate security for all beneficiaries; to achieve long-term growth in the assets sufficient to provide for benefits from the plan; and to achieve an appropriate balance between risk and return with regards to the cost of the plan and the security of the benefits. A suitable strategic asset allocation benchmark is determined for the plans to maintain diversified portfolios, taking into account government requirements, if any, regarding unnecessary investment risk and protection of pension plans’ assets. The defined benefit pension plans’ assets are primarily invested in equities, bonds, absolute return funds and cash.

The Company used significant observable inputs (Level 2 inputs) to determine the fair value of the defined benefit pension plans’ assets. See Note 2—Summary of Significant Accounting Policies for the Company’s methodology used to measure fair value. The following table presents the defined benefit pension plans’ assets measured at fair value, as of December 31:

Asset Class	2011	2010
Cash equivalents	$8	$1
Short term investments	5	5
U.S. stock	84	74
Non-U.S. stock	124	30
Real estate investment trusts	6	6
Non-U.S. government securities	64	3
U.S. government securities	18	13
Corporate bonds	90	40
Other assets	13	1

Total assets	$412	$173

The Company estimates that future benefit payments from plan assets will be $21 million, $21 million, $22 million, $23 million, $24 million and $133 million for 2012, 2013, 2014, 2015, 2016 and 2017 to 2021, respectively.

Multiemployer Plans

The Company contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of its employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if the Company elects to stop participating in a multiemployer plan it may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) the Company has no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2011, 2010 and 2009, the Company contributed a total of $6 million, $8 million and $8 million, respectively, to multiemployer plans.

21.	Financial Instruments

Risk Management

Foreign Currency Risk. The Company uses foreign exchange contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company often hedges a portion of its current-year foreign currency exposure to the Australian dollar, Canadian dollar and New Zealand dollar and expects that in the future it will often hedge a portion of its current-year exposure to the Euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third-party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2011, 2010 and 2009 was not material, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. During 2011 and 2010, the Company recorded net unrealized gains on cash flow hedges of $33 million and $36 million, net of tax, respectively, to other comprehensive income. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness for 2011, 2010 and 2009 was not material to the Company’s results of operations.

In 2010, the Company reclassified a loss of $24 million, net of tax from accumulated other comprehensive income to earnings in connection with the early termination of certain interest rate swaps related to the repayment of a portion of the Company’s outstanding debt. The Company estimates that approximately $23 million of losses deferred in accumulated other comprehensive income will be recognized in earnings in 2012, which is expected to be offset in earnings by the impact of the underlying hedged items.

The Company uses interest rate swaps, including freestanding derivatives and derivatives designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company recorded net unrealized gains (losses) of $1 million, $(3) million and $(4) million, net of tax, during 2011, 2010 and 2009, respectively, to other comprehensive income. The Company recorded a $1 million loss during the year ended December 31, 2011 related to freestanding derivatives.

The Company uses derivatives to manage the risk associated with its floating rate vehicle-backed debt. These derivatives include freestanding derivatives and derivatives designated as cash flow hedges, which have maturities ranging from April 2012 to February 2015. In connection with such cash flow hedges, the Company recorded net unrealized gain of $32 million, $39 million and $47 million, net of tax, during 2011, 2010 and 2009, respectively, to other comprehensive income. The Company recorded losses of $2 million, $4 million and $6 million related to freestanding derivatives during 2011, 2010 and 2009, respectively.

Commodity Risk. The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in the Company’s consolidated results of operations. These derivatives resulted in a loss of less than $1 million in 2011. During 2010 and 2009, the Company recorded related gains of $1 million and $3 million, respectively. As of December 31, 2011, the Company had commodity contracts for the purchase of 10 million gallons of unleaded gasoline.

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

There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2011 or 2010 other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with car manufacturers, including General Motors Company, Volkswagen Group, Fiat Automobiles, Hyundai Motor America, PSA Peugeot Citroën, Chrysler Group LLC, Ford Motor Company and Kia Motors America, Inc., with respect to program cars that were disposed but for which the Company has not yet received payment from the manufacturers (see Note 2—Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation and (iii) risks related to leases which have been assumed by Realogy, Wyndham or Travelport but of which the Company is a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. Bad debts have been minimal historically. The Company does not normally require collateral or other security to support credit sales.

Fair Value

Derivative instruments and hedging activities

As described above, derivative assets and liabilities consist principally of foreign exchange contracts, interest rate swaps, interest rate contracts and commodity contracts.

The Company used significant observable inputs (Level 2 inputs), other than quoted unadjusted prices from active markets (Level 1 inputs), to determine the fair value of its derivative assets and liabilities. Their carrying value represents their fair value.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives as of December 31, 2011 was approximately $6 million, for which the Company has posted cash collateral in the normal course of business.

As of December 31, 2011 and 2010, respectively, the Company held derivative instruments with absolute notional values as follows: interest rate caps of $8.1 billion and $5.0 billion, interest rate swaps of $130 million and $139 million, and foreign exchange contracts of $919 million and $128 million.

Fair values of derivative instruments are as follows:

	As of December 31, 2011		As of December 31, 2010
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$—	$3	$—	$4
Derivatives not designated as hedging instruments (a)
Foreign exchange contracts (c)	26	1	—	3
Interest rate swaps (b)	—	—	—	1
Interest rate contracts (d)	2	4	1	7
Commodity contracts (e)	—	1	—	—

Total	$28	$9	$1	$15

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 18—Stockholders’ Equity.

(b)	Included in other non-current liabilities.
(c)	Included in other current assets and other current liabilities.
(d)	Included in assets under vehicle programs and liabilities under vehicle programs.
(e)	Included in other current liabilities.

The effect of derivatives recognized in the Company’s Consolidated Financial Statements are as follows:

	For the Year Ended December 31,
	2011	2010	2009
Derivatives designated as hedging instruments
Interest rate swaps (a)	$33	$36	$43
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	(19)	12	(5)
Interest rate contracts (c)	(3)	(4)	(6)
Commodity contracts (d)	—	1	3

Total	$11	$45	$35

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.
(b)

For the year ended December 31, 2011, included a $46 million loss in transaction-related costs and a $27 million gain in operating expenses. For the years ended December 31, 2010 and 2009, amounts were included in operating expenses.

(c)

For the year ended December 31, 2011, $2 million of expense is included in vehicle interest, net and $1 million of expense is included in interest expense. For the years ended December 31, 2010 and 2009, amounts are included in vehicle interest, net.

(d)	Included in operating expenses.

The gain and losses on foreign exchange contracts, recognized in operating expense, were largely offset by the foreign exchange losses/ or gains on the underlying hedged items, primarily intracompany loans. The loss on the interest rate swaps had no impact on net interest expense as it was offset by reduced interest expense on the underlying floating rate debt which it hedges.

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

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$37	$37	$8	$8
Long-term debt, excluding convertible debt	2,823	2,842	2,149	2,211
Convertible debt	345	354	345	407
Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$4,574	$4,643	$3,987	$4,045
Vehicle-backed debt	986	1,001	521	526
Interest rate swaps and interest rate contracts (a)	4	4	7	7

(a)	Derivatives in liability position.

22.	Segment Information

In conjunction with the Avis Europe Acquisition and the Company’s increased global presence, the Company re-aligned its operating regions and business segments. The Company’s chief operating decision maker assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments. In identifying its reportable segments, the Company considered the nature of services provided, the geographical areas in which the segments operated and other relevant factors. The Company aggregated two of its operating segments into a reportable segment. For all periods presented below, the results of our operations have been re-aligned and presented to conform with the Company’s current segment definitions.

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

Year Ended December 31, 2011

	North America	International	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,495	$1,028	$376	$1	$5,900
Vehicle depreciation and lease charges, net	969	209	45	—	1,223
Vehicle interest, net	263	11	12	—	286
Adjusted EBITDA	442	127	49	(13)	605
Non-vehicle depreciation and amortization	80	14	1	—	95
Segment assets exclusive of assets under vehicle programs	2,112	1,464	88	184	3,848
Assets under vehicle programs	6,674	2,109	307	—	9,090
Capital expenditures (excluding vehicles)	54	10	1	—	65

(a)	Includes the results of operations of the Company’s investments, unallocated corporate overhead, the elimination of transactions between segments.

Year Ended December 31, 2010

	North America	International	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,260	$555	$367	$3	$5,185
Vehicle depreciation and lease charges, net	1,124	103	60	—	1,287
Vehicle interest, net	288	1	15	—	304
Adjusted EBITDA	266	114	34	(16)	398
Non-vehicle depreciation and amortization	85	3	2	—	90
Segment assets exclusive of assets under vehicle programs	2,515	321	99	527	3,462
Assets under vehicle programs	5,925	580	360	—	6,865
Capital expenditures (excluding vehicles)	57	4	—	—	61

(a)	Includes the results of operations of the Company’s investments, unallocated corporate overhead, the elimination of transactions between segments.

Year Ended December 31, 2009

	North America	International	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,297	$478	$354	$2	$5,131
Vehicle depreciation and lease charges, net	1,263	93	69	—	1,425
Vehicle interest, net	269	3	22	—	294
Adjusted EBITDA	140	94	13	(42)	205
Non-vehicle depreciation and amortization	91	3	2	—	96
Segment assets exclusive of assets under vehicle programs	2,045	279	95	1,152	3,571
Assets under vehicle programs	5,645	445	432	—	6,522
Capital expenditures (excluding vehicles)	37	2	—	—	39

(a)

Includes the results of operations of the Company’s investments, unallocated corporate overhead, the elimination of transactions between segments and an $18 million charge recorded in 2009 for a litigation judgment against the Company related to the 2002 acquisition of the Company’s Budget vehicle rental business.

In 2009, a $33 million charge was recorded for the impairment of investments (see Note 2—Summary of Significant Accounting Policies).

Provided below is a reconciliation of Adjusted EBITDA to income (loss) before income taxes.

	Year Ended December 31,
	2011	2010	2009
Adjusted EBITDA	$605	$398	$205
Less: Non-vehicle related depreciation and amortization	95	90	96
Interest expense related to corporate debt, net	219	170	153
Early extinguishment of debt	—	52	—
Transaction-related costs	255	14	—
Impairment	—	—	33

Income (loss) before income taxes	$36	$72	$(77)

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2011
Net revenues	$4,489	$1,411	$5,900
Assets exclusive of assets under vehicle programs	2,177	1,671	3,848
Assets under vehicle programs	6,553	2,537	9,090
Property and equipment, net	365	128	493
2010
Net revenues	$4,263	$922	$5,185
Assets exclusive of assets under vehicle programs	2,949	513	3,462
Assets under vehicle programs	5,899	966	6,865
Property and equipment, net	382	43	425
2009
Net revenues	$4,323	$808	$5,131
Assets exclusive of assets under vehicle programs	3,068	503	3,571
Assets under vehicle programs	5,542	980	6,522
Property and equipment, net	400	42	442

23.	Guarantor and Non-Guarantor Consolidating Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2011, 2010 and 2009, Consolidating Condensed Balance Sheets as of December 31, 2011 and December 31, 2010 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes that have been guaranteed. See Note 15—Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Operations

For the Year Ended December 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,393	$945	$—	$4,338
Other	2	—	1,006	1,702	(1,148)	1,562

Net revenues	2	—	4,399	2,647	(1,148)	5,900

Expenses
Operating	3	8	2,241	773	—	3,025
Vehicle depreciation and lease charges, net	—	—	921	868	(566)	1,223
Selling, general and administrative	11	—	564	181	—	756
Vehicle interest, net	—	(1)	243	296	(252)	286
Non-vehicle related depreciation and amortization	—	—	78	17	—	95
Interest expense related to corporate debt, net:
Interest expense	10	208	—	1	—	219
Intercompany interest expense (income)	(14)	(205)	215	4	—	—
Restructuring charges	—	—	2	3	—	5
Transaction-related costs	71	56	—	128	—	255

Total expenses	81	66	4,264	2,271	(818)	5,864

Income (loss) before income taxes and equity in earnings of subsidiaries	(79)	(66)	135	376	(330)	36
Provision for (benefit) from income taxes	(27)	(22)	66	48	—	65
Equity in earnings (loss) of subsidiaries	23	67	(2)	—	(88)	—

Net income (loss)	$(29)	$23	$67	$328	$(418)	$(29)

For the Year Ended December 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,261	$621	$—	$3,882
Other	4	—	922	1,672	(1,295)	1,303

Net revenues	4	—	4,183	2,293	(1,295)	5,185

Expenses
Operating	5	8	2,084	519	—	2,616
Vehicle depreciation and lease charges, net	—	—	1,085	1,070	(868)	1,287
Selling, general and administrative	11	—	473	85	—	569
Vehicle interest, net	—	—	283	146	(125)	304
Non-vehicle related depreciation and amortization	—	—	83	7	—	90
Interest expense related to corporate debt, net:
Interest expense	9	163	—	(2)	—	170
Intercompany interest expense (income)	(14)	(215)	229	—	—	—
Early extinguishment of debt	—	52	—	—	—	52
Restructuring charges	—	—	11	—	—	11
Transaction-related costs	14	—	—	—	—	14

Total expenses	25	8	4,248	1,825	(993)	5,113

Income (loss) before income taxes and equity in earnings of subsidiaries	(21)	(8)	(65)	468	(302)	72
Provision for (benefit) from income taxes	(9)	(8)	(5)	40	—	18
Equity in earnings (loss) of subsidiaries	66	66	126	—	(258)	—

Net income (loss)	$54	$66	$66	$428	$(560)	$54

For the Year Ended December 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,354	$552	$—	$3,906
Other	2	—	890	1,786	(1,453)	1,225

Net revenues	2	—	4,244	2,338	(1,453)	5,131

Expenses
Operating	15	27	2,136	458	—	2,636
Vehicle depreciation and lease charges, net	—	—	1,241	1,201	(1,017)	1,425
Selling, general and administrative	11	—	468	72	—	551
Vehicle interest, net	—	—	273	87	(66)	294
Non-vehicle related depreciation and amortization	—	—	89	7	—	96
Interest expense related to corporate debt, net:
Interest expense	2	153	—	(2)	—	153
Intercompany interest expense (income)	—	(153)	153	—	—	—
Restructuring charges	—	—	18	2	—	20
Impairment	32	1	—	—	—	33

Total expenses	60	28	4,378	1,825	(1,083)	5,208

Income (loss) before income taxes and equity in earnings of subsidiaries	(58)	(28)	(134)	513	(370)	(77)
Provision for (benefit) from income taxes	(23)	(2)	(35)	30	—	(30)
Equity in earnings (loss) of subsidiaries	(12)	14	113	—	(115)	—

Net income (loss)	$(47)	$(12)	$14	$483	$(485)	$(47)

Consolidating Condensed Balance Sheets

As of December 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$234	$1	$297	$—	$534
Receivables, net	—	61	140	306	—	507
Deferred income taxes	8	—	129	3	(20)	120
Other current assets	7	63	76	251	(17)	380

Total current assets	17	358	346	857	(37)	1,541
Property and equipment, net	—	70	295	128	—	493
Deferred income taxes	36	177	229	2	—	444
Goodwill	—	—	74	279	—	353
Other intangibles, net	—	44	342	327	—	713
Other non-current assets	124	92	5	83	—	304
Intercompany receivables (payables)	348	1,158	(1,071)	(435)	—	—
Investment in subsidiaries	376	1,769	3,192	—	(5,337)	—

Total assets exclusive of assets under vehicle programs	901	3,668	3,412	1,241	(5,374)	3,848

Assets under vehicle programs:
Program cash	—	—	—	11	—	11
Vehicles, net	—	6	4	8,346	—	8,356
Receivables from vehicle manufacturers and other	—	—	—	380	—	380
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	343	—	343

	—	6	4	9,080	—	9,090

Total assets	$901	$3,674	$3,416	$10,321	$(5,374)	$12,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$32	$284	$531	$620	$(34)	$1,433
Short-term debt and current portion of long-term debt	—	8	2	27	—	37

Total current liabilities	32	292	533	647	(34)	1,470
Long-term debt	345	2,814	9	—	—	3,168
Other non-current liabilities	112	211	262	375	—	960

Total liabilities exclusive of liabilities under vehicle programs	489	3,317	804	1,022	(34)	5,598

Liabilities under vehicle programs:
Debt	—	3	—	987	—	990
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,574	—	4,574
Deferred income taxes	—	—	843	139	—	982
Other	—	—	—	382	—	382

	—	3	843	6,082	—	6,928

Total stockholders’ equity	412	354	1,769	3,217	(5,340)	412

Total liabilities and stockholders’ equity	$901	$3,674	$3,416	$10,321	$(5,374)	$12,938

As of December 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$257	$513	$3	$138	$—	$911
Receivables, net	—	77	148	90	—	315
Deferred income taxes	8	—	122	5	(5)	130
Other current assets	70	65	84	97	(34)	282

Total current assets	335	655	357	330	(39)	1,638
Property and equipment, net	—	61	321	43	—	425
Deferred income taxes	44	300	229	14	—	587
Goodwill	—	—	74	2	—	76
Other intangibles, net	—	7	382	92	—	481
Other non-current assets	140	97	11	24	(17)	255
Intercompany receivables (payables)	105	539	(792)	148	—	—
Investment in subsidiaries	337	1,112	2,392	—	(3,841)	—

Total assets exclusive of assets under vehicle programs	961	2,771	2,974	653	(3,897)	3,462

Assets under vehicle programs:
Program cash	—	—	—	4	—	4
Vehicles, net	—	8	24	6,390	—	6,422
Receivables from vehicle manufacturers and other	—	—	—	149	—	149
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	290	—	290

	—	8	24	6,833	—	6,865

Total assets	$961	$2,779	$2,998	$7,486	$(3,897)	$10,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$72	$250	$488	$148	$(33)	$925
Current portion of long-term debt	—	4	4	—	—	8

Total current liabilities	72	254	492	148	(33)	933
Long-term debt	345	2,139	10	—	—	2,494
Other non-current liabilities	134	58	237	120	(14)	535

Total liabilities exclusive of liabilities under vehicle programs	551	2,451	739	268	(47)	3,962

Liabilities under vehicle programs:
Debt	—	7	—	521	—	528
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	3,987	—	3,987
Deferred income taxes	—	—	1,147	186	—	1,333
Other	—	—	—	107	—	107

	—	7	1,147	4,801	—	5,955

Total stockholders’ equity	410	321	1,112	2,417	(3,850)	410

Total liabilities and stockholders’ equity	$961	$2,779	$2,998	$7,486	$(3,897)	$10,327

Consolidating Condensed Statements of Cash Flows

For the Year Ended December 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(32)	$(1,241)	$(291)	$2,661	$481	$1,578

Investing activities
Property and equipment additions	—	(17)	(34)	(14)	—	(65)
Proceeds received on asset sales	—	10	2	2	—	14
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	(1)	(840)	—	(841)
Other, net	(2)	(1)	—	(4)	—	(7)

Net cash (used in) investing activities exclusive of vehicle programs	(2)	(8)	(33)	(856)	—	(899)

Vehicle programs:
Decrease in program cash	—	—	—	(11)	—	(11)
Investment in vehicles	—	(73)	(3)	(8,583)	—	(8,659)
Proceeds received on disposition of vehicles	—	11	7	7,178	—	7,196
Investment in debt securities of AESOP—related party	(400)	—	—	—	—	(400)
Investment in debt securities of AESOP— related party	400	—	—	—	—	400

	—	(62)	4	(1,416)	—	(1,474)

Net cash provided by (used in) investing activities	(2)	(70)	(29)	(2,272)	—	(2,373)

Financing activities
Proceeds from borrowings	—	682	—	—	—	682
Principal payments on borrowings	—	(4)	(4)	(660)	—	(668)
Net change in short-term borrowings	—	—	—	(97)	—	(97)
Net intercompany transactions	(184)	396	323	(54)	(481)	—
Debt financing fees	(38)	(40)	—	—	—	(78)
Other, net	1	—	—	—	—	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	(221)	1,034	319	(811)	(481)	(160)

Vehicle programs:
Proceeds from borrowings	—	—	—	10,534	—	10,534
Principal payments on borrowings	—	—	—	(9,917)	—	(9,917)
Debt financing fees	—	(2)	(1)	(30)	—	(33)

	—	(2)	(1)	587	—	584

Net cash provided by (used in) financing activities	(221)	1,032	318	(224)	(481)	424

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(6)	—	(6)

Net increase (decrease) in cash and cash equivalents	(255)	(279)	(2)	159	—	(377)
Cash and cash equivalents, beginning of period	257	513	3	138	—	911

Cash and cash equivalents, end of period	$2	$234	$1	$297	$—	$534

For the Year Ended December 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$72	$61	$(263)	$1,470	$300	$1,640

Investing activities
Property and equipment additions	—	(13)	(42)	(6)	—	(61)
Proceeds received on asset sales	—	12	—	2	—	14
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(2)	—	(2)
Other, net	(3)	(3)	—	—	—	(6)

Net cash (used in) investing activities exclusive of vehicle programs	(3)	(4)	(42)	(6)	—	(55)

Vehicle programs:
Decrease in program cash	—	—	—	162	—	162
Investment in vehicles	—	(20)	—	(8,011)	—	(8,031)
Proceeds received on disposition of vehicles	—	34	9	6,276	—	6,319
Investment in debt securities of AESOP—related party	(570)	—	—	—	—	(570)
Investment in debt securities of AESOP—related party	570	—	—	—	—	570
Other, net	—	—	—	2	—	2

	—	14	9	(1,571)	—	(1,548)

Net cash provided by (used in) investing activities	(3)	10	(33)	(1,577)	—	(1,603)

Financing activities
Proceeds from borrowings	—	1,046	—	—	—	1,046
Principal payments on borrowings	—	(684)	(4)	—	—	(688)
Net intercompany transactions	(62)	80	332	(50)	(300)	—
Debt financing fees	—	(46)	—	—	—	(46)
Other, net	8	2	—	—	—	10

Net cash provided by (used in) financing activities exclusive of vehicle programs	(54)	398	328	(50)	(300)	322

Vehicle programs:
Proceeds from borrowings	—	—	—	9,355	—	9,355
Principal payments on borrowings	—	(1)	(31)	(9,120)	—	(9,152)
Net change in short-term borrowings	—	—	—	(110)	—	(110)
Debt financing fees	—	(25)	(5)	(5)	—	(35)

	—	(26)	(36)	120	—	58

Net cash provided by (used in) financing activities	(54)	372	292	70	(300)	380

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	12	—	12

Net increase (decrease) in cash and cash equivalents	15	443	(4)	(25)	—	429
Cash and cash equivalents, beginning of period	242	70	7	163	—	482

Cash and cash equivalents, end of period	$257	$513	$3	$138	$—	$911

For the Year Ended December 31, 2009

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(70)	$60	$57	$1,448	$(4)	$1,491

Investing activities
Property and equipment additions	—	(10)	(26)	(3)	—	(39)
Proceeds received on asset sales	—	13	—	1	—	14
Other, net	2	(2)	(1)	1	—	—

Net cash provided by (used in) investing activities exclusive of vehicle programs	2	1	(27)	(1)	—	(25)

Vehicle programs:
Increase in program cash	—	—	—	(145)	—	(145)
Investment in vehicles	—	(36)	—	(6,739)	—	(6,775)
Proceeds received on disposition of vehicles	—	74	7	7,063	—	7,144
Other, net	—	—	—	(33)	—	(33)

	—	38	7	146	—	191

Net cash provided by (used in) investing activities	2	39	(20)	145	—	166

Financing activities
Proceeds from borrowings	345	100	—	—	—	445
Principal payments on borrowings	—	(109)	(2)	—	—	(111)
Proceeds from warrant issuance	62	—	—	—	—	62
Purchases call options	(95)	—	—	—	—	(95)
Net intercompany transactions	—	(2)	52	(54)	4	—
Debt financing fees	(11)	—	—	—	—	(11)
Other, net	(2)	—	—	—	—	(2)

Net cash provided by (used in) financing activities exclusive of vehicle programs	299	(11)	50	(54)	4	288

Vehicle programs:
Proceeds from borrowings	—	—	—	7,527	—	7,527
Principal payments on borrowings	—	(43)	(95)	(9,009)	—	(9,147)
Net change in short-term borrowings	—	—	—	(107)	—	(107)
Debt financing fees	—	(26)	—	—	—	(26)

	—	(69)	(95)	(1,589)	—	(1,753)

Net cash provided by (used in) financing activities	299	(80)	(45)	(1,643)	4	(1,465)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	32	—	32

Net increase (decrease) in cash and cash equivalents	231	19	(8)	(18)	—	224
Cash and cash equivalents, beginning of period	11	51	15	181	—	258

Cash and cash equivalents, end of period	$242	$70	$7	$163	$—	$482

24.	Selected Quarterly Financial Data—(unaudited)

Provided below are selected unaudited quarterly financial data for 2011 and 2010.

The earnings per share information is calculated independently for each quarter based on the weighted average common stock and common stock equivalents outstanding, which may fluctuate, based on quarterly income levels and market prices. Therefore, the sum of the quarters’ per share information may not equal the annual amount presented on the Consolidated Statements of Operations.

	2011
	First (b)	Second (c)	Third (d)	Fourth (a)(e)
Net revenues	$1,235	$1,412	$1,623	$1,630
Net income (loss)	7	52	82	(170)
Per share information:
Basic
Net income (loss)	$0.07	$0.49	$0.78	$(1.62)
Weighted average shares	104.6	105.4	105.4	105.5
Diluted
Net income (loss)	$0.06	$0.42	$0.65	$(1.62)
Weighted average shares	106.8	129.0	128.9	105.5

	2010
	First (a)(f)	Second (g)	Third (h)	Fourth (a)(i)
Net revenues	$1,153	$1,294	$1,512	$1,226
Net income (loss)	(38)	26	90	(24)
Per share information:
Basic
Net income (loss)	$(0.37)	$0.25	$0.88	$(0.23)
Weighted average shares	102.6	103.1	103.2	103.3
Diluted
Net income (loss)	$(0.37)	$0.22	$0.73	$(0.23)
Weighted average shares	102.6	126.6	126.6	103.3

(a)

As the Company incurred a loss from continuing operations for this period, all outstanding stock options, restricted stock units, stock warrants and issuable shares underlying the convertible notes issued in 2009 are anti-dilutive for such period. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

(b)

Net income for first quarter 2011 includes $7 million ($4 million, net of tax) of interest expense and $2 million ($1 million, net of tax) of transaction-related costs related to the Company’s previous efforts to acquire Dollar Thrifty.

(c)

Net income for second quarter 2011 includes $11 million ($9 million, net of tax) of due-diligence, advisory and other expenses, and $7 million ($4 million, net of tax) of interest expense, both related to the Avis Europe Acquisition and the Company’s previous efforts to acquire Dollar Thrifty, and $23 million ($14 million, net of taxes) of losses on foreign-currency hedges related to the Avis Europe Acquisition purchase price.

(d)

Net income for third quarter 2011 includes $47 million ($31 million, net of tax) related to due-diligence, advisory and other expenses related to the Avis Europe Acquisition and the Company’s previous efforts to acquire Dollar Thrifty, and $26 million ($16 million, net of taxes) of losses on foreign-currency hedges related to the Avis Europe purchase price.

(e)

Net income for fourth quarter 2011 includes charges of $160 million ($153 million, net of tax) related primarily to the Avis Europe Acquisition, including a $117 million ($117 million, net of tax) non-cash charge related to the unfavorable license rights acquired by the Company, $39 million ($33 million, net of tax) related to due-diligence, advisory and other expenses, and $4 million ($3 million, net of tax) for amortization expense related to intangible assets recognized in the Avis Europe acquisition; and $5 million ($3 million, net of tax) related to the Company’s restructuring initiatives (see Note 4—Restructuring Charges).

(f)

Net income for first quarter 2010 includes charges of $40 million ($24 million, net of tax) related to the early extinguishment of corporate debt and $1 million ($1 million, net of tax) related to the Company’s restructuring initiatives.

(g)

Net income for second quarter 2010 includes a $2 million charge ($1 million, net of tax) related to restructuring initiatives, $2 million ($1 million, net of tax) of expenses related to the Company’s previous efforts to acquire of Dollar Thrifty and $1 million ($1 million, net of tax) of expense related to a charge recorded in 2009 for an adverse litigation judgment.

(h)

Net income for third quarter 2010 includes $6 million ($4 million, net of tax) in restructuring charges and $5 million ($3 million, net of tax) of expenses related to the Company’s previous efforts to acquire Dollar Thrifty.

(i)

Net income for fourth quarter 2010 includes charges of $12 million ($8 million, net of tax) related to the early extinguishment of corporate debt, $15 million ($9 million, net of tax) of transaction-related costs and interest expense related to the Company’s previous efforts to acquire Dollar Thrifty and $2 million ($1 million, net of tax) related to the Company’s restructuring initiatives.

Schedule II—Valuation and Qualifying Accounts

(in millions)

Description	Balance at Beginning of Period	Expensed	Other Adjustments	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2011	$16	$9	$—	$(4)	$21
2010	14	6	1	(5)	16
2009	17	6	(1)	(8)	14
Tax Valuation Allowance:
Year Ended December 31,
2011 (a)	$192	$16	$65	$—	$273
2010	166	26	—	—	192
2009	157	9	—	—	166

(a)	For 2011, other adjustments relate to the Avis Europe Acquisition.

G-1

EXHIBIT NO.	DESCRIPTION

2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2	Letter Agreement dated August 23, 2006 related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.1	Amended and Restated Certificate of Incorporation of Avis Budget Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated Bylaws of Avis Budget Group, Inc. (as of November 5, 2009) (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 5, 2009).

4.1(a)	Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee, relating to $1,000 million aggregate principal amount of senior notes, consisting of $250 million aggregate principal amount of Floating Rate Senior Notes due 2014, $375 million aggregate principal amount of 7.625% Senior Notes due 2014 and $375 million aggregate principal amount of 7.750% Senior Notes due 2016 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.1(b)	Supplemental Indenture, dated as of February 9, 2007, to the Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2007).

4.1(c)	Second Supplemental Indenture, dated as of January 28, 2009, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.1(d)	Third Supplemental Indenture, dated as of November 5, 2009 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as Issuers, the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010).

4.1(e)	Supplemental Indenture, dated as of June 30, 2011, to the Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1(e) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).

4.2	Form of Exchange Floating Rate Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.3	Form of Exchange 7.625% Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

4.4	Form of Exchange 7.75% Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).

EXHIBIT NO.	DESCRIPTION

4.5	Indenture dated as of October 13, 2009, by and between Avis Budget Group, Inc. and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2009).

4.6(a)	Indenture dated as of March 10, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 11, 2010).

4.6(b)	Supplemental Indenture, dated as of June 30, 2011, to the Indenture, dated as of March 10, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.6(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).

4.7	Form of 9 5/8% Senior Notes Due 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 11, 2010).

4.8(a)	Indenture dated as of October 15, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 18, 2010).

4.8(b)	Supplemental Indenture, dated as of June 30, 2011, to the Indenture dated as of October 15, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee. (Incorporated by reference to Exhibit 4.8(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).

4.9	Form of 8.25% Senior Notes Due 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 18, 2010).

4.10(a)	Indenture dated as of October 3, 2011 between AE Escrow Corporation and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 14, 2011).

4.10(b)	Supplemental Indenture dated as of October 10, 2011 among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, and the other guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2011).

4.11	Form of 9.75% Senior Notes Due 2020 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 5, 2011).

10.1	Amended and Restated Employment Agreement between Avis Budget Group, Inc. and Ronald L. Nelson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2010).†

10.2	Employment Agreement between Avis Budget Group, Inc. and F. Robert Salerno (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008). †

10.3	Amended and Restated Employment Agreement between Avis Budget Group, Inc. and David B. Wyshner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2012).†

EXHIBIT NO.	DESCRIPTION

10.4	Agreement between Avis Budget Group, Inc. and Mark J. Servodidio (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2008).†

10.5	Agreement between Avis Budget Group, Inc. and Larry D. De Shon (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 31, 2008).†

10.6	Agreement between Avis Budget Group, Inc. and Patric T. Siniscalchi (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

10.7(a)	Agreement between Avis Budget Group, Inc. and Thomas Gartland dated April 21, 2008 (Incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010).†

10.7(b)	Agreement between Avis Budget Group, Inc. and Thomas Gartland dated December 19, 2008 (Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010).†

10.8	Form of Avis Budget Group, Inc. Severance Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010).†

10.9(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarterly period ended October 31, 1996 dated December 13, 1996, File No. 1-10308).†

10.9(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.10(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997 dated June 16, 1997, File No. 1-10308).†

10.10(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.10(c)	Amendment to 1997 Stock Option Plan dated March 19, 2002 (Incorporated by reference to Exhibit 10.11(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).†

10.10(d)	Amendment to 1997 Stock Option Plan dated December 2011.†

10.11(a)	Avis Budget Group, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 dated August 8, 2007).†

10.11(b)	Amendment to the Avis Budget Group, Inc. 2007 Equity And Incentive Plan dated March 20, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 dated May 7, 2008).†

10.11(c)	Amendment No. 2 to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 18, 2009).†

10.11(d)	Amendment No. 3 to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).†

EXHIBIT NO.	DESCRIPTION

10.11(e)	Amendment No. 4 to the Avis Budget Group, Inc. 2007 Equity and Incentive Plan dated January 27, 2010 (Incorporated by reference to Exhibit 10.11(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010).†

10.12(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).†

10.12(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.12(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.12(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.13	Amendment to Certain Stock Plans (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 5, 2003).†

10.14	1999 Broad-Based Employee Stock Option Plan, including the Third Amendment dated March 19, 2002, Second Amendment dated April 2, 2001 and First Amendment dated March 29, 1999 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).†

10.15	Amendment to Various Equity-Based Plans (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).†

10.16(a)	Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 18, 2009).†

10.16(b)	Amendment No. 1 to the Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.17(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).†

10.17(a)	Form of Award Agreement—Restricted Stock Units.†

10.17(b)	Form of Award Agreement—Stock Appreciation Rights (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 4, 2006).†

10.17(c)	Form of Award Agreement—Stock Options (Incorporated by reference to Exhibit 10.15(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

10.17(d)	Form of Award Agreement—Stock Options (Incorporated by reference to Exhibit 10.15(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

10.17(e)	Form of Other Stock or Cash-Based Award Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).†

10.18(a)	Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, Amended and Restated as of January 1, 2007 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

EXHIBIT NO.	DESCRIPTION

10.18(b)	First Amendment to the Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan dated January 28, 2010 (Incorporated by reference to Exhibit 10.19(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010).†

10.18(c)	Second Amendment to the Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan dated December 20, 2011.

10.19	Avis Budget Group, Inc. Deferred Compensation Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

10.20	Avis Budget Group, Inc. Savings Restoration Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

10.21	Amended and Restated Equalization Benefit Plan (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).†

10.22	Avis Rent A Car System, LLC Pension Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

10.23(a)	Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of August 22, 2002 (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.23(b)	First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of September 10, 2002 (Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.24	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation* and PHH Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.25	Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation*, PHH Corporation and certain affiliates of PHH Corporation named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2005).††

10.26	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 26, 2005).

10.27	Purchase Agreement, dated as of June 30, 2006, by and among the Company, Travelport Inc. and TDS Investor LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.28	Transition Services Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.29(a)	Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.29(b)	Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).

EXHIBIT NO.	DESCRIPTION

10.30(a)	Purchase Agreement by and among Cendant Corporation*, Affinity Acquisition, Inc. and Affinity Acquisition Holdings, Inc. dated as of July 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.30(b)	Amendment No. 1 dated as of October 17, 2005 to the Purchase Agreement dated as of July 26, 2005 by and among Cendant Corporation*, Affinity Acquisition, Inc. (now known as Affinion Group, Inc.) and Affinity Acquisition Holdings, Inc. (now known as Affinion Group Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.31	Agreement dated August 27, 2010 between Avis Budget Car Rental, LLC and General Motors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2010).††

10.32	Agreement dated June 17, 2011 between Avis Budget Car Rental, LLC and General Motors (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).††

10.33	Supply and Feature Agreement dated October 30, 2007, by and among Ford Motor Company, Avis Budget Car Rental, LLC and AESOP Leasing L.P. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).††

10.34	Avis Budget Car Rental 2010 Model Year Program Letter dated August 28, 2009 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 2, 2009).††

10.35	Avis Budget Car Rental 2011 Model Year Program Letter dated August 12, 2010 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 13, 2010).††

10.36	Avis Budget Car Rental 2012 Model Year Program Letter dated August 26, 2011 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 30, 2011).††

10.37(a)	Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.37(b)	Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.37(c)	Supplemental Indenture No. 2, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.6 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.38(a)	Second Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as a Permitted Nominee, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

EXHIBIT NO.	DESCRIPTION

10.38(b)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as Permitted Nominee, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.38(c)	Second Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as Permitted Nominee, Quartx Fleet Management, Inc., as Permitted Nominee, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.8 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.39(a)	Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.39(b)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.39(c)	Second Amendment, dated as of the May 9, 2007, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.7 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.40(a)	Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.40(b)	First Amendment, dated December 23, 2005, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of December 23, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.40(c)	Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC, as Lessee and as the Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.9 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.41(a)	Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, Inc.**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, Inc.****, as Lessee, and Budget Rent A Car System, Inc., as Lessee (Incorporated by reference to Exhibit 10.30(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.41(b)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, Inc.**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, Inc.****, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.30(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

EXHIBIT NO.	DESCRIPTION

10.41(c)	Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.11 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.42	Second Amended and Restated Administration Agreement, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc.****, Budget Rent A Car System, Inc., Cendant Car Rental Group, Inc.** and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.43	Assignment and Assumption Agreement dated as of June 3, 2004, among Avis Rent A Car System, Inc.****, Avis Group Holdings, Inc.***** and Cendant Car Rental Group, Inc.** (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.44(a)	Amended and Restated Series 2005-2 Supplement, dated May 20, 2008, between Avis Budget Rental Car Funding (AESOP) LLC (formerly known as Cendant Rental Car Funding (AESOP) LLC), as issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as trustee and as Series 2005-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, between Avis Budget Rental Car Funding (AESOP) LLC, as issuer and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2008).

10.44(b)	First Amendment, dated as of November 11, 2008, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-2 Agent, to the Amended and Restated Series 2005-2 Supplement, dated as of May 20, 2008 (Incorporated by reference to Exhibit 10.33(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.45(a)	Series 2005-4 Supplement, dated as of June 1, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and as Series 2005-4 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC*** and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005).

10.45(b)	First Amendment, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee and Series 2005-4 Agent, to the Series 2005-4 Supplement dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.30(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.45(c)	Second Amendment, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-4 Agent, to the Series 2005-4 Supplement, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.25 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

EXHIBIT NO.	DESCRIPTION

10.45(d)	Third Amendment, dated as of November 11, 2008, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and as Series 2005-4 Agent, to the Series 2005-4 Supplement, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.34(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.46(a)	Series 2007-2 Supplement, dated as of June 6, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York Trust Company, N.A., as Trustee and Series 2007-2 Agent, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer and The Bank of New York, as Trustee, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2007).

10.46(b)	First Amendment, dated as of November 11, 2008, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee and Series 2007-2 Agent, to the Series 2007-2 Supplement, dated as of June 6, 2007 (Incorporated by reference to Exhibit 10.36(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.47	Series 2009-1 Supplement, dated as of July 23, 2009, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2009-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2009).

10.48	Series 2009-2 Supplement, dated as of October 1, 2009, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2009-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2009).

10.49	Series 2010-2 Supplement, dated as of March 23, 2010, among Avis Budget Car Rental Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-2 Agent (Incorporated by reference to Exhibit 10.1 to Avis Budget Group’s Current Report on Form 8-K dated March 11, 2010).

10.50	Series 2010-3 Supplement, dated as of March 23, 2010, among Avis Budget Car Rental Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-3 Agent (Incorporated by reference to Exhibit 10.2 to Avis Budget Group’s Current Report on Form 8-K dated March 11, 2010).

10.51	Series 2010-4 Supplement, dated as of October 28, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-4 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

10.52	Series 2010-5 Supplement, dated as of October 28, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2010-5 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

10.53	Amended and Restated Series 2010-6 Supplement, dated as of October 14, 2011, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 20, 2011).

EXHIBIT NO.	DESCRIPTION

10.54	Series 2011-1 Supplement, dated as of May 3, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-1 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.55	Series 2011-2 Supplement, dated as of May 3, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2011-2 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.56	Series 2011-3 Supplement, dated as of May 3, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2011-3 Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.57	Series 2011-5 Supplement, dated as of August 26, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-5 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2011).

10.58(a)	Amended and Restated Credit Agreement, dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Deutsche Bank Securities Inc. as syndication agent, Citicorp USA, Inc., Bank of America, N.A., Barclays Bank PLC and Credit Agricole Corporate and Investment Bank and The Royal Bank of Scotland PLC, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.58(b)	First Amendment, dated as of August 1, 2011, to the Amended and Restated Credit Agreement dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of America, N.A., Credit Agricole Corporate & Investment Bank New York Branch (formerly known as Calyon) and Citicorp USA, Inc. as documentation agents, Wachovia Bank, National Association as co-documentation agent, Deutsche Bank Securities Inc. as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent and Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets, Inc., as joint lead arrangers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 12, 2011).

10.58(c)	Incremental Facilities Agreement, dated as of September 8, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc. and Citibank, N.A. as co-syndication agents, Credit Agricole Corporate & Investment Bank New York Branch, The Bank of Nova Scotia and The Royal Bank of Scotland PLC, as co-documentation agents, the incremental lenders from time to time parties thereto and the other parties thereto as described therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 12, 2011).

10.58(d)	Incremental Tranche B Term Facility Agreement, dated as of September 22, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, JPMorgan Chase Bank, N.A., as administrative agent, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as closing agent and co-syndication agent, Citibank, N.A. as co-syndication agent, Credit Agricole Corporate & Investment Bank New York Branch, The Bank of Nova Scotia and The Royal Bank of Scotland plc, as co-documentation agents, and Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., The Bank of Nova Scotia and RBS Securities Inc. as joint lead arrangers and bookrunners (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 27, 2011).

EXHIBIT NO.	DESCRIPTION

10.59	Amended and Restated Guarantee & Collateral Agreement, dated as of May 3, 2011, among made by each of the signatories thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.60	Purchase Agreement dated as of October 7, 2009, by and among Avis Budget Group, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.61(a)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.61(b)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.61(c)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.2(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.61(d)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.2(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.61(e)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.62(a)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.62(b)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.62(c)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.3(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.62(d)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.3(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.62(e)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.63(a)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.63(b)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

EXHIBIT NO.	DESCRIPTION

10.63(c)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.4(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.63(d)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.4(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.63(e)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.64(a)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.5(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.64(b)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.5(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.64(c)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.5(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.64(d)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.5(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.64(e)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.65	Purchase Agreement, dated as of March 5, 2010, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, AB Car Rental Service, Inc., ARACS LLC, Avis Asia and Pacific, Limited, Avis Car Rental Group, LLC, Avis Caribbean, Limited, Avis Enterprises, Inc., Avis Group Holdings, LLC, Avis International, Ltd., Avis Operations, LLC, Avis Rent A Car System, LLC, PF Claims Management, Ltd., PR Holdco, Inc., Wizard Co., Inc., BGI Leasing, Inc., Budget Rent A Car System, Inc., Budget Truck Rental LLC, Runabout, LLC, Wizard Services, Inc. and Banc of America Securities LLC for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 1.1 to Avis Budget Group’s Current Report on Form 8-K dated March 8, 2010).

10.66	Registration Rights Agreement, dated March 10, 2010, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Banc of America Securities LLC, and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.2 to Avis Budget Group’s Current Report on Form 8-K dated March 11, 2010).

10.67	Purchase Agreement, dated as of October 7, 2010, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, AB Car Rental Service, Inc., ARACS LLC, Avis Asia and Pacific, Limited, Avis Car Rental Group, LLC, Avis Caribbean, Limited, Avis Enterprises, Inc., Avis Group Holdings, LLC, Avis International, Ltd., Avis Operations, LLC, Avis Rent A Car System, LLC, PF Claims Management, Ltd., PR Holdco, Inc., Wizard Co., Inc., BGI Leasing, Inc., Budget Rent A Car System, Inc., Budget Truck Rental LLC, Runabout, LLC, Wizard Services, Inc. and Citigroup Global Markets Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2010).

EXHIBIT NO.	DESCRIPTION

10.68	Registration Rights Agreement, dated October 15, 2010, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Citigroup Global Markets Inc., and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2010).

10.69	Amendment, dated as of November 18, 2010, to the Registration Rights Agreement, dated as of October 15, 2010, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors party thereto, Citigroup Global Markets Inc., and the other initial purchasers party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 18, 2010).

10.70	Purchase Agreement, dated as of November 15, 2010, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, AB Car Rental Service, Inc., ARACS LLC, Avis Asia and Pacific, Limited, Avis Car Rental Group, LLC, Avis Caribbean, Limited, Avis Enterprises, Inc., Avis Group Holdings, LLC, Avis International, Ltd., Avis Operations, LLC, Avis Rent A Car System, LLC, PF Claims Management, Ltd., PR Holdco, Inc., Wizard Co., Inc., BGI Leasing, Inc., Budget Rent A Car System, Inc., Budget Truck Rental LLC, Runabout, LLC, Wizard Services, Inc. and Citigroup Global Markets Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2010).

10.71	Purchase Agreement, by and among AE Escrow Corporation, Avis Budget Group, Inc. and Morgan Stanley & Co. LLC for itself and on behalf of the several initial purchasers, dated September 21, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2011).

10.72	Registration Rights Agreement, dated October 3, 2011, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Morgan Stanley & Co. LLC, and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2011).

10.73	Trust Indenture, dated as of August 26, 2010, among WTH Car Rental ULC and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.74	Series 2010-1 Indenture Supplement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.75	Series 2010-2 Indenture Supplement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.76	Series 2011-1 Indenture Supplement, dated as of March 17, 2011, to the Trust Indenture dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.77	Administration Agreement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 27, 2010).

EXHIBIT NO.	DESCRIPTION

10.78	Master Motor Vehicle Lease Agreement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.79	Global Amendment dated as of February 17, 2011, to the Trust Indenture dated as of August 26, 2010 and certain related agreements, by and among Aviscar Inc., Budgetcar Inc., 2233516 Ontario Inc., WTH Car Rental ULC, WTH Funding Limited Partnership, BNY Trust Company Of Canada, Bay Street Funding Trust, Canadian Master Trust, Deutsche Bank Ag, Canada Branch, Lord Securities Corporation, and Fiserv Automotive Solutions, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.80	Second Global Amendment, dated as of August 22, 2011, among Aviscar Inc., Budgetcar Inc., WTH Funding Limited Partnership, WTH Car Rental ULC, BNY Trust Company Of Canada, Montreal Trust Company Of Canada, and BNY Trust Company Of Canada (Incorporated by reference to Exhibit 10.89 to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).

10.81	Amended and Restated Base Indenture, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.82	Second Amended and Restated Series 2006-1 Supplement, dated as of December 3, 2010, among Centre Point Funding, LLC, as Issuer, Budget Truck Rental LLC, as Administrator, Deutsche Bank Securities, Inc., as Administrative Agent, certain commercial paper conduit purchasers, certain funding agents, certain APA banks and The Bank of New York Mellon Trust Company, N.A., as Trustee, Series 2006-1 Agent and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.83	Amended and Restated Administration Agreement (Group I), dated as of March 9, 2010, among Centre Point Funding, LLC, Budget Truck Rental LLC, as Administrator, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.84(a)	Amended and Restated Master Motor Vehicle Operating Lease Agreement (Group I), dated March 9, 2010, among, Centre Point Funding, LLC, as Lessor, Budget Truck Rental LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor (Incorporated by reference to Exhibit 10.86(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.84(b)	Amendment No. 1, dated December 3, 2010, to the Amended and Restated Master Motor Vehicle Operating Lease Agreement (Group I), dated March 9, 2010, among Centre Point Funding, LLC, as Lessor, Budget Truck Rental LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor (Incorporated by reference to Exhibit 10.86(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.85	Series 2010-1 Supplement, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, Series 2010-1 Agent and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

EXHIBIT NO.	DESCRIPTION

10.86	Administration Agreement (Group II), dated as of March 9, 2010, among Centre Point Funding, LLC, Budget Truck Rental LLC, as Administrator, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.87	Master Motor Vehicle Operating Lease Agreement (Group II), dated March 9, 2010, among, Centre Point Funding, LLC, as Lessor, Budget Truck Rental LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor (Incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.88	Umbrella Amending and Rescission Deed, dated September 22, 2011, among AB Funding Pty Ltd., WTH Pty Ltd., Budget Rent A Car Australia Pty Ltd., BNY Trust (Australia) Registry Limited, as Security Trustee, Westpac Banking Corporation, Commonwealth Bank of Australia and Bank of America, N.A. (Australia Branch) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 27, 2011).

10.89(a)	Avis Europe Interim Fleet Financing Facility Agreement dated as of October 20, 2011 among Avis Budget Car Rental, LLC, Avis Budget EMEA Limited, Avis Finance Company plc, certain borrowers and guarantors party thereto, Credit Agricole Corporate and Investment Bank as mandated lead arranger, facility agent and security agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2011).

10.89(b)	First Amendment and Restatement Agreement, dated December 5, 2011, among Avis Finance Company Limited, Credit Agricole Corporate and Investment Bank and the lenders party thereto, relating to the Avis Europe Interim Fleet Financing Facility Agreement dated as of October 20, 2011 among Avis Budget Car Rental, LLC, Avis Budget EMEA Limited, Avis Finance Company plc, certain borrowers and guarantors party thereto, Credit Agricole Corporate and Investment Bank as mandated lead arranger, facility agent and security agent, and the other lenders party thereto.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Registrant

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document ^
101.SCH	XBRL Taxonomy Extension Schema. ^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. ^
101.DEF	XBRL Taxonomy Extension Definition Linkbase. ^
101.LAB	XBRL Taxonomy Extension Label Linkbase. ^
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. ^

*	Cendant Corporation is now known as Avis Budget Group, Inc.

**	Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) is now known as Avis Budget Car Rental, LLC.
***	Cendant Rental Car Funding (AESOP) LLC, formerly known as AESOP Funding II L.L.C, is now known as Avis Budget Rental Car Funding (AESOP) LLC.
****	Avis Rent A Car System, Inc. is now known as Avis Rent A Car System, LLC.
*****	Avis Group Holdings, Inc. is now known as Avis Group Holdings, LLC.
†	Denotes management contract or compensatory plan.
††	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
Δ	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.