Form 10-Q
period 2012-03-31
AVIS BUDGET GROUP, INC.
filed 2012-05-09
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s common stock was 106,141,681 shares as of April 30, 2012.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” and similar words, expressions or phrases. The following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the high level of competition in the vehicle rental industry and the impact such competition may have on pricing and rental volume;

•

a change in our fleet costs as a result of a change in the cost of new vehicles, disruption in the supply of new vehicles, and/or a change in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

•

risks related to our acquisition of Avis Europe plc (“Avis Europe”), including our ability to realize the synergies contemplated by the transaction and our ability to promptly and effectively integrate the businesses of Avis Europe and Avis Budget Group, Inc.;

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

•	a change in travel demand, including any reduction in airline passenger traffic;

•	any change in economic conditions generally, particularly during our peak season or in key market segments;

•	our ability to continue to achieve and maintain cost savings and successfully implement our business strategies;

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

•

any failure or inability by us to comply with laws, regulations or contractual obligations or any changes in laws, regulations or contractual obligations, including with respect to personally identifiable information;

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

•	risks associated with litigation or governmental or regulatory inquiries or investigations involving our Company;

•	risks related to tax obligations and the effect of future changes in accounting standards;

•

risks related to future acquisitions or investments that we may pursue, including any incurrence of incremental indebtedness to help fund such transactions and our ability to promptly and effectively integrate any acquired businesses; and

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other portions of our 2011 Annual Report on Form 10-K, were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected.

Although we believe that our assumptions are reasonable, any or all of our forward-looking statements may prove to be inaccurate and we can make no guarantees about our future performance. Should unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could differ materially from past results and/or those anticipated, estimated or projected. Except to the extent of our obligations under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Vehicle rental	$1,168	$918
Other	455	317

Net revenues	1,623	1,235

Expenses
Operating	893	659
Vehicle depreciation and lease charges, net	318	276
Selling, general and administrative	219	154
Vehicle interest, net	74	63
Non-vehicle related depreciation and amortization	32	23
Interest expense related to corporate debt, net:
Interest expense	73	47
Early extinguishment of debt	27	—
Restructuring charges	7	—
Transaction-related costs	6	2

Total expenses	1,649	1,224

Income (loss) before income taxes	(26)	11
Provision for (benefit from) income taxes	(3)	4

Net income (loss)	$(23)	$7

Comprehensive income	$21	$27

Earnings (loss) per share
Basic	(0.22)	0.07
Diluted	(0.22)	0.06

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$606	$534
Receivables	555	507
Deferred income taxes	117	120
Other current assets	443	380

Total current assets	1,721	1,541

Property and equipment, net	485	493
Deferred income taxes	510	444
Goodwill	359	353
Other intangibles, net	724	713
Other non-current assets	302	304

Total assets exclusive of assets under vehicle programs	4,101	3,848

Assets under vehicle programs:
Program cash	50	11
Vehicles, net	9,417	8,356
Receivables from vehicle manufacturers and other	265	380
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	354	343

	10,086	9,090

Total assets	$14,187	$12,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,443	$1,433
Short-term debt and current portion of long-term debt	227	37

Total current liabilities	1,670	1,470

Long-term debt	3,074	3,168
Other non-current liabilities	960	960

Total liabilities exclusive of liabilities under vehicle programs	5,704	5,598

Liabilities under vehicle programs:
Debt	1,145	990
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,306	4,574
Deferred income taxes	1,065	982
Other	532	382

	8,048	6,928

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 million shares; issued 137,043,754 and 137,028,464	1	1
Additional paid-in capital	8,321	8,532
Accumulated deficit	(2,689)	(2,666)
Accumulated other comprehensive income	122	78
Treasury stock, at cost—30,776,912 and 31,551,170 shares	(5,320)	(5,533)

Total stockholders’ equity	435	412

Total liabilities and stockholders’ equity	$14,187	$12,938

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income (loss)	$(23)	$7

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	331	305
Gain on sale of vehicles, net	(39)	(39)
Non-vehicle related depreciation and amortization	32	23
Amortization of financing costs	16	10
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(28)	(1)
Income taxes and deferred income taxes	—	(25)
Accounts payable and other current liabilities	(65)	(5)
Other, net	29	2

Net cash provided by operating activities	253	277

Investing Activities
Property and equipment additions	(20)	(8)
Proceeds received on asset sales	3	3
Other, net	(1)	(1)

Net cash used in investing activities exclusive of vehicle programs	(18)	(6)

Vehicle programs:
Increase in program cash	(39)	(2)
Investment in vehicles	(3,053)	(2,526)
Proceeds received on disposition of vehicles	2,143	1,674
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	(195)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	195

	(949)	(854)

Net cash used in investing activities	(967)	(860)

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Three Months Ended March 31,
	2012	2011
Financing Activities
Proceeds from long-term borrowings	624	—
Principal payments on long-term borrowings	(520)	(2)
Net change in short-term borrowings	(12)	—
Purchases of warrants	(13)	—
Proceeds from sale of call options	19	—
Debt financing fees	(8)	(1)
Other, net	—	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	90	(2)

Vehicle programs:
Proceeds from borrowings	3,140	2,957
Principal payments on borrowings	(2,440)	(2,366)
Debt financing fees	(7)	(3)

	693	588

Net cash provided by financing activities	783	586

Effect of changes in exchange rates on cash and cash equivalents	3	(1)

Net increase in cash and cash equivalents	72	2
Cash and cash equivalents, beginning of period	534	911

Cash and cash equivalents, end of period	$606	$913

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

The Company operates the following business segments:

•	North America—provides car rentals in the United States and vehicle rentals in Canada, as well as related products and services.

•

International—provides, and licenses the Company’s brands to third parties for, vehicle rentals and ancillary products and services primarily in Europe, the Middle East, Asia, Africa, South America, central America, the Caribbean, Australia and New Zealand.

•	Truck Rental—provides truck rentals and related services to consumers and commercial users in the United States.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.

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

Transaction-related Costs. The Company completed the acquisition of Avis Europe plc (“Avis Europe”) on October 3, 2011. In the three months ended March 31, 2012, transaction-related costs include expenses related to the integration of Avis Europe’s operations with the Company’s. In the three months ended March 31, 2011, transaction-related costs include due-diligence and other costs associated with the Company’s previous efforts to acquire Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”).

Foreign-currency transactions. The Company records the net gain or loss of foreign-currency transactions on intercompany loans and the unrealized gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. In the three months ended March 31, 2012, the Company recorded a $6 million loss on such items. There were no such items in the three months ended March 31, 2011.

Adoption of New Accounting Standards

On January 1, 2012, the Company adopted accounting pronouncements amending (i) fair value measurement and disclosure requirements for financial assets and liabilities, (ii) the presentation of other comprehensive income and (iii) the rules for testing goodwill for impairment. Other than additional disclosure for the presentation of the Company’s other comprehensive income, these pronouncements did not have a significant impact on the Company’s financial statements.

2.	Restructuring Charges

During fourth quarter 2011, subsequent to the acquisition of Avis Europe, the Company implemented a restructuring initiative, to identify synergies across the Company, enhance organizational efficiencies and consolidate and rationalize processes and facilities. During the three months ended March 31, 2012, as part of this process, the Company formally communicated the termination of employment to approximately 50 employees and recorded charges of $7 million in connection with these initiatives. These charges primarily represent costs associated with severance, outplacement services and other costs associated with employee terminations. As of March 31, 2012, the Company has terminated substantially all of these employees. The Company expects further restructuring costs related to this process of approximately $40 million to be incurred through 2013.

As of March 31, 2012, the Company had approximately $1 million of liabilities related to pre-2011 restructuring activities.

The following tables summarize the changes to our restructuring-related liabilities and identifies the amounts recorded within the Company’s reportable segments and by category for restructuring charges and corresponding payments and utilizations:

	North America	International	Total
Balance as of January 1, 2012	$1	$1	$2
Restructuring charge	—	7	7
Cash payment/utilization	—	(6)	(6)

Balance as of March 31, 2012	$1	$2	$3

	Personnel Related	Facility Related	Total
Balance as of January 1, 2012	$1	$1	$2
Restructuring charge	7	—	7
Cash payment/utilization	(6)	—	(6)

Balance as of March 31, 2012	$2	$1	$3

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2012	2011
Net income (loss) for basic EPS	$(23)	$7

Basic weighted average shares outstanding	105.9	104.6
Options, warrants and non-vested stock	—	2.2

Diluted weighted average shares outstanding (a) (b)	105.9	106.8

Earnings per share:
Basic	$(0.22)	$0.07
Diluted	$(0.22)	$0.06

(a)

As the Company incurred a net loss for the three months ended March 31, 2012, all outstanding stock options, restricted stock units, warrants and issuable shares underlying the 3 1/2% convertible notes have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding for the period. Accordingly, basic and diluted weighted average shares outstanding are equal for the period.

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

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	As of March 31,
	2012	2011
Options (a)	2.8	1.2
Warrants (b) (c)	15.0	21.2
Shares underlying 3 1/2% convertible notes (c)	15.0	21.2

(a)

For the three months ended March 31, 2012, all outstanding stock options were anti-dilutive, as the Company incurred a net loss, and had a weighted average exercise price of $3.74. The weighted average exercise price for anti-dilutive options for the three months ended March 31, 2011 was $24.23.

(b)	Represents all outstanding warrants for the three months ended March 31, 2012 and 2011. The exercise price for the warrants outstanding for the three months ended March 31, 2012 and 2011 was $22.50.
(c)

The decrease in the number of warrants and shares underlying the 3 1/2% convertible notes that were anti-dilutive was related to the Company’s repurchase of a portion of its 3 1/2% convertible notes and warrants see Note 10—Long-term Debt and Borrowing Arrangements and Note 13—Stockholders’ Equity for more information.

4.	Acquisitions

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

The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International segment. The goodwill is not expected to be deductible for tax purposes. The estimated fair value of the assets acquired and liabilities assumed reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change up to one year from the acquisition date as valuations are finalized. The fair values of certain tangible assets and liabilities acquired, identifiable intangible assets, income and non-income based taxes, and residual goodwill are therefore not yet finalized and subject to change. Such adjustments did not have a material impact on the Company’s Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2012 or the Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011.

Other intangibles consisted primarily of $188 million related to license agreements and $67 million related to customer relationships. These license agreements will be amortized over a weighted-average life of approximately 20 years. Customer relationships will be amortized over a weighted-average life of approximately 12 years.

5.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$261	$33	$228	$252	$29	$223
Customer relationships	86	14	72	80	12	68
Other	2	1	1	2	1	1

	$349	$48	$301	$334	$42	$292

Unamortized Intangible Assets
Goodwill (a)	$359			$353

Trademarks (a)	$423			$421

(a)	The increases in goodwill and trademarks are primarily due to fluctuations in foreign currency.

Amortization expense relating to all intangible assets was approximately $6 million and $1 million during first quarter 2012 and 2011, respectively. Based on the Company’s amortizable assets at March 31, 2012, the Company expects amortization expense of approximately $14 million for the remainder of 2012 and approximately $19 million for each of the five fiscal years thereafter.

6.	Financial Instruments

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

Debt Instruments

The carrying amounts and estimated fair values of debt instruments are as follows:

	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$227	$228	$37	$37
Long-term debt, excluding convertible debt	2,830	2,922	2,823	2,842
Convertible debt	244	288	345	354

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (AESOP) LLC	$5,306	$5,430	$4,574	$4,643
Vehicle-backed debt	1,142	1,156	986	1,001
Interest rate swaps and interest rate contracts (a)	3	3	4	4

(a)	Derivatives in a liability position.

Derivative Instruments and Hedging Activities

The Company uses foreign exchange contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Australian, Canadian and New Zealand dollars, the Euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third-party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from accumulated other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three months ended March 31, 2012 and 2011 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income to earnings over the next 12 months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps, including freestanding derivatives and derivatives designated as cash flow hedges, to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. In connection with such cash flow hedges, the Company records the effective portion of changes in the fair value of these cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives in its consolidated results of operations. The changes in fair values of hedges that were determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings.

From time to time, the Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these freestanding derivatives are recorded within operating expenses.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives as of March 31, 2012 was approximately $3 million, for which the Company has posted cash collateral in the normal course of business.

As of March 31, 2012, the Company held derivative instruments with absolute notional values as follows: interest rate caps of approximately $8.0 billion, interest rate swaps of $627 million, foreign exchange forward contracts of approximately $273 million, foreign exchange swaps of $950 million and commodity contracts for the purchase of 12 million gallons of unleaded gasoline.

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

Fair values of derivatives instruments are as follows:

	As of March 31, 2012		As of December 31, 2011
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$—	$3	$—	$3

Derivatives not designated as hedging instruments (a)
Foreign exchange forward contracts (c)	12	14	26	1
Interest rate contracts (d)	1	2	2	4
Interest rate swaps (b)	—	5	—	—
Commodity contracts (c)	5	—	—	1

Total	$18	$24	$28	$9

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 13—Stockholders’ Equity.

(b)	Included in other non-current liabilities.
(c)	Included in other current assets and other current liabilities.
(d)	Included in assets under vehicle programs and liabilities under vehicle programs.

The effect of derivatives recognized in the Company’s Consolidated Condensed Financial Statements are as follows:

	Three Months Ended March 31,
	2012	2011
Derivatives designated as hedging instruments
Interest rate swaps (a)	$7	$10

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	(4)	(1)
Commodity contracts (b)	6	1
Interest rate contracts (C)	(5)	—

Total	$4	$10

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.
(b)	Included in operating expenses.
(c)	Included in interest expense.

7.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of March 31, 2012	As of December 31, 2011
Rental vehicles	$10,305	$9,077
Less: Accumulated depreciation	(1,279)	(1,258)

	9,026	7,819
Vehicles held for sale	391	537

Vehicles, net	$9,417	$8,356

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2012	2011
Depreciation expense	$331	$305
Lease charges	26	10
Gain on sales of vehicles and cost of vehicle disposition	(39)	(39)

Vehicle depreciation and lease charges, net	$318	$276

For the three months ended March 31, 2012 and 2011, vehicle interest, net excludes $96 million and $51 million, respectively, of interest expense and expense for the early extinguishment of corporate debt related to the Company’s convertible senior notes and the fixed and floating rate borrowings of the Company’s Avis Budget Car Rental, LLC (“Avis Budget Car Rental”) subsidiary.

8.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012 is a benefit of 11.5%. Such rate differs from the Federal statutory rate of 35.0% primarily due to the treatment of a portion of the expenses for the early extinguishment of corporate debt.

The Company’s effective tax rate for the three months ended March 31, 2011 is a provision of 36.4%. Such rate differs from the Federal statutory rate of 35.0% primarily due to state taxes.

9.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of March 31, 2012	As of December 31, 2011
Accounts payable	$320	$312
Accrued sales and use taxes	182	173
Accrued payroll and related	161	200
Public liability and property damage insurance liabilities—current	125	128
Income taxes payable—current	98	109
Advertising and marketing	74	77
Other	483	434

	$1,443	$1,433

10.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

	Maturity Dates	As of March 31, 2012	As of December 31, 2011
Floating rate term loan (a)	April 2014	$—	$267
Floating rate notes (b)	May 2014	250	250
7 5/8% notes	May 2014	200	200
3 1/2% convertible notes (c)	October 2014	244	345
Floating rate term loan (a) (d)	May 2016	20	20
7 3/4% notes	May 2016	375	375
9 5/8% notes	March 2018	445	445
Floating rate term loan (a) (d)	September 2018	264	412
8 1/4% notes	January 2019	731	602
Floating rate term loan (a) (e)	March 2019	495	—
9 3/4% notes	March 2020	250	250

		3,274	3,166
Other		27	39

Total		3,301	3,205
Less: Short-term debt and current portion of long-term debt		227	37

Long-term debt		$3,074	$3,168

(a)

The floating rate term loans are part of the Company’s senior credit facility, which include its revolving credit facility maturing 2016, and are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	As of March 31, 2012, the floating rate notes due 2014 bear interest at three-month LIBOR plus 250 basis points, for an aggregate rate of 3.00%.
(c)	As of March 31, 2012, the 3 1/2% convertible notes are convertible by the holders into approximately 15 million shares of our common stock.
(d)

As of March 31, 2012, the floating rate term loan due 2016 bears interest at three-month LIBOR plus 300 basis points, for an aggregate rate of 3.56% and the floating rate term loan due 2018 bears interest at the greater of three-month LIBOR or 1.25%, plus 500 basis points, for an aggregate rate of 6.25%.

(e)	As of March 31, 2012, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 1.0%, plus 325 basis points, for an aggregate rate of 4.25%.

During March 2012, the Company amended its Amended and Restated Credit Agreement, dated as of May 3, 2011 (the “Credit Agreement”) to issue a $500 million term loan, at 99.0% of par, that will mature on March 2019. The term loan due 2019 will bear interest at the greater of three-month LIBOR or 1.0%, plus 325 basis points.

During March 2012, the Company issued $125 million aggregate principal amount of 8 1/4% Senior Notes due 2019. The notes constitute a further issuance of the $600 million aggregate principal amount issued in fourth quarter 2010. The notes pay interest semi-annually on January 15 and July 15 of each year, beginning July 2012. The notes are unsecured obligations of Avis Budget Car Rental and are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries. These notes were issued at 103.5% of par and the proceeds are intended to be used primarily to repay a portion of the Company’s 7 5/8% Senior Notes due 2014 which, as of March 31, 2012, have been classified as current portion of long-term debt. The notes rank equally with all of the Company’s existing and future senior unsecured indebtedness and are senior to all of the Company’s existing and future subordinated indebtedness. The Company has the right to redeem these notes in whole or in part at any time after October 15, 2014 at the applicable redemption price, plus any accrued and unpaid interest through the redemption date.

During the three months ended March 31, 2012, the Company (i) repurchased approximately $101 million of its 3 1/2% convertible notes for approximately $117 million, plus accrued interest, (ii) repaid the $267 million outstanding principal balance of its floating rate term loan due 2014 and (iii) repaid $150 million in principal of its floating rate term loan due 2018. The Company incurred $27 million in expenses related to the early extinguishment of this debt.

Committed Credit Facilities and Available Funding Arrangements

At March 31, 2012, the committed credit facilities available to the Company and/or its subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,435	$—	$586	$849
Other facilities (b)	14	5	—	9

(a)

This revolving credit facility matures in 2016 and bears interest of one-month LIBOR plus 300 basis points. The senior credit facility, which encompasses the floating rate term loans due 2016, 2018 and 2019 and the revolving credit facility, is secured by pledges of all of the capital stock of all of the Company’s domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by the Company’s domestic subsidiaries, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 5.12% to 6.75% as of March 31, 2012.

At March 31, 2012 the Company had various uncommitted credit facilities available, under which it had drawn approximately $10 million, which bear interest at rates between 0.6% and 7.68%.

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility contains maximum leverage and minimum interest coverage ratio requirements. As of March 31, 2012, the Company was in compliance with the financial covenants of its senior credit facility.

11.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	As of March 31, 2012	As of December 31, 2011
Debt due to Avis Budget Rental Car Funding (a)	$5,306	$4,574
Budget Truck financing	216	188
Capital leases (b)	427	348
Other (b)	502	454

	$6,451	$5,564

(a)	The increase reflects increased borrowing to fund an increase in the size of the Company’s U.S. car rental fleet.
(b)	The increase principally reflects increased borrowing to fund an increase in the size of the Company’s international vehicle rental fleet.

In 2010, the Company established a variable funding note program with a maximum capacity of $400 million of notes to be issued by Avis Budget Rental Car Funding to the Company to finance the purchase of vehicles. These variable funding notes pay interest of 4.5% at March 31, 2012 and mature in March 2013. During the three months ended March 31, 2012, no funding occurred under the program.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at March 31, 2012:

Vehicle- Backed Debt
Within 1 year (a)	$2,287
Between 1 and 2 years	600
Between 2 and 3 years	1,250
Between 3 and 4 years	933
Between 4 and 5 years	1,133
Thereafter	248

$6,451

(a)	Vehicle-backed debt maturing within one year includes term asset-backed securities maturities of approximately $1.8 billion and bank and bank-sponsored borrowings of $526 million.

As of March 31, 2012, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,901	$5,306	$2,595
Budget Truck financing (c)	327	216	111
Capital leases	510	427	83
Other (d)	1,511	502	1,009

	$10,249	$6,451	$3,798

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.9 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $335 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2012, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

12.	Commitments and Contingencies

Contingencies

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

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including with respect to contract disputes, business practices including wage and hour claims and anti-trust claims, insurance claims, intellectual property claims, environmental issues and other commercial, employment and tax matters, and breach of contract claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate, or, for matters not requiring accrual, believes that such matters will not have a material impact on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could materially impact the Company’s results of operations or cash flows in a particular reporting period.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $4.6 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of March 31, 2012 (aggregating approximately $138 million) was individually significant. These purchase obligations extend through 2015.

Concentrations

Concentrations of credit risk at March 31, 2012 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Volkswagen Group, Hyundai Motor America, General Motors Company, PSA Peugeot Citroën, Ford Motor Company, Renault S.A., Fiat Automobiles and Chrysler Group LLC primarily with respect to receivables for program cars that have been returned to car manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $67 million and $42 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which, as previously discussed, were disposed in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $102 million, the majority of which expire by the end of 2014. At March 31, 2012, the liability recorded by the Company in connection with these guarantees was approximately $3 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport, as applicable. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

13.	Stockholders’ Equity

During the three months ended March 31, 2012, concurrently with the Company’s repurchase of a portion of its 3 1/2% convertible notes, the Company repurchased warrants for the purchase of the Company’s common stock for $13 million and sold an equal portion of its convertible note hedge for $19 million, reducing the net purchase and issuance of shares related to the hedge and warrant by approximately 6 million shares.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains on Available-for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2012	$159	$(13)	$2	$(70)	$78
Current period change	37	7	—	—	44

Balance, March 31, 2012	$196	$(6)	$2	$(70)	$122

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income were as follows:

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(23)	$7

Other comprehensive income:
Currency translation adjustment	37	9
Net unrealized gains on available-for-sale securities, net of tax	—	1
Net unrealized gains on cash flow hedges, net of tax	7	10

	44	20

Total comprehensive income	$21	$27

During the three months ended March 31, 2012 and 2011, the Company’s net unrealized losses on cash flow hedges decreased by $12 million and $16 million ($7 million and $10 million, net of tax), respectively, in 2012 primarily due to the realization of losses in income, and in 2011 primarily due to unrealized gains on derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and floating rate debt. Such decreases during the three months ended March 31, 2012 and 2011 included $11 million and $15 million ($7 million and $9 million, net of tax), respectively, related to the Company’s vehicle-backed debt and are offset by a corresponding change in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheets.

14.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards based on the estimated fair value of the award at the grant date, which is recognized over the requisite service period. The Company recorded stock-based compensation expense of $4 million and $4 million ($2 million and $3 million, net of tax) during first quarter 2012 and 2011, respectively, related to employee stock awards that were granted by the Company.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for 2012 and 2011 exercises of stock-based awards did not generate a cash benefit. Approximately $10 million of incremental tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

Restricted Stock and Stock Unit Awards

During first quarter 2012, the Company granted 356,000 market-vesting restricted stock units, 775,000 time-based restricted stock units and 486,000 performance-based restricted stock units under the Company’s 2007 Equity and Incentive Plan. Vesting of all or a portion of the of market-vesting and performance-based restricted stock units will occur on the third anniversary of the grant date, subject to continued employment through such anniversary, and (i) in the case of the market-based restricted stock units, attainment of certain Company stock price targets for a specified number of trading days and (ii) in the case of the performance-based restricted stock units, attainment of certain Adjusted EBITDA targets. All of the time-based restricted stock units granted in first quarter 2012 vest ratably on the first three anniversaries of the grant date, subject to continued employment.

During first quarter 2011, the Company granted 347,000 market-vesting restricted stock units and 629,000 time-based restricted stock units, under the Company’s 2007 Equity and Incentive Plan. Of the market-vesting restricted stock units granted in first quarter 2011, all or a portion of 254,000 units vest on the third anniversary of the grant date and all or a portion of 93,000 units vest 50% on each of the third and fourth anniversary of the grant date, in each case subject to continued employment through such applicable anniversary and attainment of certain Company stock price targets for a specified number of trading days. Of the time-based restricted stock units granted in first quarter 2011, 598,000 units vest ratably on the first three anniversaries of the grant date and 31,000 units vest on the first anniversary of the grant date, subject in each case to continued employment.

The Company determined the fair value of its market-vesting restricted stock units granted in 2012 and 2011 using a Monte Carlo simulation model. The fair value of each of the Company’s market-vesting restricted stock units which contain a three-year vesting period, issued in 2012, was estimated to be approximately $10.61. The fair value of each of the Company’s market-vesting restricted stock units which contain three- and four-year vesting periods, issued in 2011, was estimated to be approximately $11.35 and $12.53, respectively. The assumptions used to estimate the fair values of the market-vesting restricted stock awards in first quarter 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Expected volatility of stock price	49%	48%
Risk-free interest rate	0.39%	0.97% - 1.21%
Valuation period	3 years	3 - 4 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2012	2,998	$12.74	3,432	$7.90
Granted at fair market value	1,617	14.40	—	—
Vested/exercised (a)	(1,217)	12.58	(37)	0.79
Canceled	(19)	13.06	(610)	27.29

Balance at March 31, 2012 (b) (c)	3,379	13.59	2,785	3.74

(a)

During the three months ended March 31, 2012, 604,000 performance-based and market-vesting RSUs vested. Stock options exercised during the three months ended March 31, 2012 had an immaterial intrinsic value.

(b)

As of March 31, 2012, the Company’s outstanding RSUs had an aggregate intrinsic value of $48 million; aggregate unrecognized compensation expense related to RSUs amounted to $35 million; and the balance of RSUs at March 31, 2012 consists of 1,433,000 related to time-based awards and 1,946,000 related to market-vesting and performance-based awards. Approximately 24,000 time-based and 11,000 performance-based RSUs are eligible to vest in 2012, if applicable service and performance criteria are satisfied.

(c)

As of March 31, 2012, the Company’s outstanding stock options had aggregate intrinsic value of $32 million; there were 2.5 million “in-the-money” stock options; and aggregate unrecognized compensation expense related to unvested stock options amounted to $1 million. Approximately 2.7 million stock options are exercisable as of March 31, 2012.

The table below summarizes information regarding the Company’s outstanding stock options as of March 31, 2012 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $5.00	6.2	2,339
$5.01 to $10.00	—	—
$10.01 to $15.00	7.8	160
$15.01 to $20.00	0.9	122
$20.01 to $25.00	—	—
$25.01 to $30.00	0.1	154
$30.01 and above	2.5	10

	5.7	2,785

As of March 31, 2012, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, and a weighted average remaining contractual life of 1.3 years.

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

	Three Months Ended March 31,
	2012		2011
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
North America	$1,038	$93	$998	$54
International	510	22	162	33
Truck Rental	75	1	75	—
Corporate and Other (a)	—	(4)	—	(4)

Total Company	$1,623	112	$1,235	83

Less: Non-vehicle related depreciation and amortization		32		23
Interest expense related to corporate debt, net:
Interest expense		73		47
Early extinguishment of debt		27		—
Transaction-related costs (b)		6		2

Income before income taxes		$(26)		$11

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

During the three months ended March 31, 2012, the Company incurred $6 million in transaction-related costs related to the integration of the operations of Avis Europe. During the three months ended March 31, 2011, the Company incurred $2 million of costs related to the Company’s previous efforts to acquire Dollar Thrifty.

Since December 31, 2011, there have been no significant changes in segment assets with the exception of the Company’s North America segment assets under vehicle programs. As of March 31, 2012 and December 31, 2011, North America segment assets under vehicle programs were approximately $7.4 billion and $6.7 billion, respectively.

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, Consolidating Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, and Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by Avis Budget Car Rental. These senior notes consist of Avis Budget Car Rental’s 7 5/8% Notes due 2014, 7 3/4% Notes due 2016, Floating Rate Notes due 2014, 9 5/8% Notes due 2018, 8 1/4% Notes due 2019 and 9 3/4% Notes due 2020 (collectively, the “Notes”). See Note 10—Long-term Debt and Borrowing Arrangements for additional information regarding these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

Investments in subsidiaries are accounted for using the equity method of accounting for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. For purposes of the accompanying Consolidating Condensed Statements of Comprehensive Income, certain expenses incurred by the Subsidiary Issuers are allocated to the guarantor and non-guarantor subsidiaries.

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended March 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$786	$382	$—	$1,168
Other	—	—	235	474	(254)	455

Net revenues	—	—	1,021	856	(254)	1,623

Expenses
Operating	(1)	6	537	351	—	893
Vehicle depreciation and lease charges, net	—	—	197	212	(91)	318
Selling, general and administrative	5	—	137	77	—	219
Vehicle interest, net	—	—	61	75	(62)	74
Non-vehicle related depreciation and amortization	—	—	19	13	—	32
Interest expense related to corporate debt, net:
Interest expense	3	64	—	6	—	73
Intercompany interest expense (income)	(7)	(81)	74	14	—	—
Early extinguishment of debt	18	9	—	—	—	27
Transaction-related costs	3	—	—	3	—	6
Restructuring charges	—	—	—	7	—	7

Total expenses	21	(2)	1,025	758	(153)	1,649

Income (loss) before income taxes and equity in earnings of subsidiaries	(21)	2	(4)	98	(101)	(26)
Provision for (benefit from) income taxes	(1)	3	(2)	(3)	—	(3)
Equity in earnings (loss) of subsidiaries	(3)	(2)	—	—	5	—

Net income (loss)	$(23)	$(3)	$(2)	$101	$(96)	$(23)

Comprehensive income	$21	$41	$42	$146	$(229)	$21

Three Months Ended March 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$760	$158	$—	$918
Other	1	—	221	409	(314)	317

Net revenues	1	—	981	567	(314)	1,235

Expenses
Operating	—	2	518	139	—	659
Vehicle depreciation and lease charges, net	—	—	227	253	(204)	276
Selling, general and administrative	3	—	128	23	—	154
Vehicle interest, net	—	—	55	44	(36)	63
Non-vehicle related depreciation and amortization	—	—	21	2	—	23
Interest expense related to corporate debt, net:
Interest expense (income)	2	46	—	(1)	—	47
Intercompany interest expense (income)	(4)	(46)	50	—	—	—
Transaction-related costs	2	—	—	—	—	2
Restructuring charges	—	—	—	—	—	—

Total expenses	3	2	999	460	(240)	1,224

Income (loss) before income taxes and equity in earnings of subsidiaries	(2)	(2)	(18)	107	(74)	11
Provision for (benefit from) income taxes	(1)	(1)	(4)	10	—	4
Equity in earnings (loss) of subsidiaries	8	9	23	—	(40)	—

Net income (loss)	$7	$8	$9	$97	$(114)	$7

Comprehensive income	$27	$27	$27	$117	$(171)	$27

Consolidating Condensed Balance Sheets

As of March 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$5	$245	$2	$354	$—	$606
Receivables, net	—	—	154	401	—	555
Deferred income taxes	8	—	129	3	(23)	117
Other current assets	7	80	85	271	—	443

Total current assets	20	325	370	1,029	(23)	1,721

Property and equipment, net	—	73	283	129	—	485
Deferred income taxes	33	247	228	2	—	510
Goodwill	—	—	74	285	—	359
Other intangibles, net	—	44	342	338	—	724
Other non-current assets	114	93	5	90	—	302
Intercompany receivables (payables)	253	956	(615)	(594)	—	—
Investment in subsidiaries	388	1,834	3,263	—	(5,485)	—

Total assets exclusive of assets under vehicle programs	808	3,572	3,950	1,279	(5,508)	4,101

Assets under vehicle programs:
Program cash	—	—	—	50	—	50
Vehicles, net	—	4	5	9,408	—	9,417
Receivables from vehicle manufacturers and other	—	—	—	265	—	265
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	354	—	354

	—	4	5	10,077	—	10,086

Total Assets	$808	$3,576	$3,955	$11,356	$(5,508)	$14,187

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$23	$(61)	$926	$578	$(23)	$1,443
Short-term debt and current portion of long-term debt	—	211	2	14	—	227

Total current liabilities	23	150	928	592	(23)	1,670

Long-term debt	244	2,821	8	1	—	3,074
Other non-current liabilities	106	215	264	375	—	960

Total liabilities exclusive of liabilities under vehicle programs	373	3,186	1,200	968	(23)	5,704

Liabilities under vehicle programs:
Debt	—	1	—	1,144	—	1,145
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,306	—	5,306
Deferred income taxes	—	—	921	144	—	1,065
Other	—	1	—	531	—	532

	—	2	921	7,125	—	8,048

Total stockholders’ equity	435	388	1,834	3,263	(5,485)	435

Total liabilities and stockholders’ equity	$808	$3,576	$3,955	$11,356	$(5,508)	$14,187

As of December 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$234	$1	$297	$—	$534
Receivables, net	—	61	140	306	—	507
Deferred income taxes	8	—	129	3	(20)	120
Other current assets	7	63	76	251	(17)	380

Total current assets	17	358	346	857	(37)	1,541

Property and equipment, net	—	70	295	128	—	493
Deferred income taxes	36	177	229	2	—	444
Goodwill	—	—	74	279	—	353
Other intangibles, net	—	44	342	327	—	713
Other non-current assets	124	92	5	83	—	304
Intercompany receivables (payables)	348	1,158	(1,071)	(435)	—	—
Investment in subsidiaries	376	1,769	3,192	—	(5,337)	—

Total assets exclusive of assets under vehicle programs	901	3,668	3,412	1,241	(5,374)	3,848

Assets under vehicle programs:
Program cash	—	—	—	11	—	11
Vehicles, net	—	6	4	8,346	—	8,356
Receivables from vehicle manufacturers and other	—	—	—	380	—	380
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	343	—	343

	—	6	4	9,080	—	9,090

Total Assets	$901	$3,674	$3,416	$10,321	$(5,374)	$12,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$32	$284	$531	$620	$(34)	$1,433
Short-term debt and current portion of long-term debt	—	8	2	27	—	37

Total current liabilities	32	292	533	647	(34)	1,470

Long-term debt	345	2,814	9	—	—	3,168
Other non-current liabilities	112	211	262	375	—	960

Total liabilities exclusive of liabilities under vehicle programs	489	3,317	804	1,022	(34)	5,598

Liabilities under vehicle programs:
Debt	—	3	—	987	—	990
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,574	—	4,574
Deferred income taxes	—	—	843	139	—	982
Other	—	—	—	382	—	382

	—	3	843	6,082	—	6,928

Total stockholders’ equity	412	354	1,769	3,217	(5,340)	412

Total liabilities and stockholders’ equity	$901	$3,674	$3,416	$10,321	$(5,374)	$12,938

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(6)	$(86)	$8	$334	$3	$253

Investing activities
Property and equipment additions	—	(5)	(7)	(8)	—	(20)
Proceeds received on asset sales	—	2	—	1	—	3
Other, net	4	(1)	—	(4)	—	(1)

Net cash provided by (used in) investing activities exclusive of vehicle programs	4	(4)	(7)	(11)	—	(18)

Vehicle programs:
Decrease (increase) in program cash	—	—	—	(39)	—	(39)
Investment in vehicles	—	(1)	—	(3,052)	—	(3,053)
Proceeds received on disposition of vehicles	—	4	—	2,139	—	2,143

	—	3	—	(952)	—	(949)

Net cash provided by (used in) investing activities	4	(1)	(7)	(963)	—	(967)

Financing activities
Proceeds from long-term borrowings	—	624	—	—	—	624
Principal payments on long-term borrowings	(101)	(419)	(1)	1	—	(520)
Net change in short-term borrowings	—	—	—	(12)	—	(12)
Purchase of warrants	(13)	—	—	—	—	(13)
Proceeds from sale of call option	19	—	—	—	—	19
Net intercompany transactions	100	(99)	1	1	(3)	—
Debt financing fees	—	(8)	—	—	—	(8)

Net cash provided by (used in) financing activities exclusive of vehicle programs	5	98	—	(10)	(3)	90

Vehicle programs:
Proceeds from borrowings	—	—	—	3,140	—	3,140
Principal payments on borrowings	—	—	—	(2,440)	—	(2,440)
Debt financing fees	—	—	—	(7)	—	(7)

	—	—	—	693	—	693

Net cash provided by (used in) financing activities	5	98	—	683	(3)	783
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	3	—	3

Net increase (decrease) in cash and cash equivalents	3	11	1	57	—	72
Cash and cash equivalents, beginning of period	2	234	1	297	—	534

Cash and cash equivalents, end of period	$5	$245	$2	$354	$—	$606

Three Months Ended March 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$13	$(27)	$(43)	$299	$35	$277

Investing activities
Property and equipment additions	—	(3)	(4)	(1)	—	(8)
Proceeds received on asset sales	—	3	—	—	—	3
Other, net	—	(1)	1	(1)	—	(1)

Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(1)	(3)	(2)	—	(6)

Vehicle programs:
Decrease (increase) in program cash	—	—	—	(2)	—	(2)
Investment in vehicles	—	(3)	—	(2,523)	—	(2,526)
Proceeds received on disposition of vehicles	—	8	4	1,662	—	1,674
Investment in AESOP debt securities—related party	(195)	—	—	—	—	(195)
Proceeds from AESOP debt securities—related party	195	—	—	—	—	195

	—	5	4	(863)	—	(854)

Net cash provided by (used in) investing activities	—	4	1	(865)	—	(860)

Financing activities
Principal payments on borrowings	—	(1)	(1)	—	—	(2)
Net intercompany transactions	(2)	10	42	(15)	(35)	—
Debt financing fees	—	(1)	—	—	—	(1)
Other, net	1	—	—	—	—	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	(1)	8	41	(15)	(35)	(2)

Vehicle programs:
Proceeds from long-term borrowings	—	—	—	2,957	—	2,957
Principal payments on long-term borrowings	—	—	—	(2,366)	—	(2,366)
Net change in short-term borrowings	—	—	—	—	—	—
Debt financing fees	—	(1)	—	(2)	—	(3)

	—	(1)	—	589	—	588

Net cash provided by (used in) financing activities	(1)	7	41	574	(35)	586

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1)	—	(1)

Net increase (decrease) in cash and cash equivalents	12	(16)	(1)	7	—	2
Cash and cash equivalents, beginning of period	257	513	3	138	—	911

Cash and cash equivalents, end of period	$269	$497	$2	$145	$—	$913

17.	Subsequent Events

In April 2012, the Company issued a notice of redemption pursuant to which on May 15, 2012 it will redeem the $200 million outstanding principal of its 7 5/8% Senior Notes due 2014 at 100% of the principal amount plus accrued and unpaid interest.

*    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “2011 Form 10-K”). Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

We operate two of the most recognized brands in the global vehicle rental industry through Avis Rent A Car System, LLC and Budget Rent A Car System, Inc. We provide car and truck rentals and ancillary services to businesses and consumers worldwide.

We operate the following business segments:

•	North America—provides car rentals in the United States and vehicle rentals in Canada, as well as related products and services.

•

International—provides, and licenses our brands to third parties for, vehicle rentals and ancillary products and services primarily in Europe, the Middle East, Asia, Africa, South America, central America, the Caribbean, Australia and New Zealand.

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

We believe that the following factors, among others, have impacted our financial condition and results of operations:

•	Worldwide enplanements;

•	Fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	Changes in per-unit fleet costs and in conditions in the used vehicle marketplace and/or the value of used vehicles;

•	Changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	Our 2011 acquisition of Avis Europe plc and our ability to successfully integrate its business and realize synergies;

•	Changes in the price or availability of unleaded gasoline;

•	Changes in foreign exchange rates; and

•	Demand for truck rentals.

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

We may pursue acquisitions or investments and could incur additional indebtedness to help fund such transactions, which could have a material impact on our operations, financial condition and liquidity. Due to uncertainties related to our business, there can be no assurance that we will be able to satisfy the covenants contained in our senior credit facility and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or replace such facilities. See “Risk Factors” set forth in Item 1A of our 2011 Form 10-K.

RESULTS OF OPERATIONS

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments.

We measure performance using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers. Our vehicle rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology, while conservative, provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics.

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

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Our consolidated results of operations comprised the following:

	Three Months Ended March 31,		Change
	2012	2011
Net revenues	$1,623	$1,235	$388
Total expenses	1,649	1,224	425

Income (loss) before income taxes	(26)	11	(37)
Provision for (benefit from) income taxes	(3)	4	(7)

Net income (loss)	$(23)	$7	$(30)

During first quarter 2012, our net revenues increased $388 million (31%), with more than 80% of our revenue growth due to the acquisition of Avis Europe in fourth quarter 2011 and the inclusion of its revenue in our results. T&M revenue increased by 27% driven by 7% growth in North American rental days and a 263% growth in International rental days. The growth in revenues also includes a 44% increase in our ancillary revenues, such as sales of loss damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers, and an $8 million favorable effect related to the translation of our international results into U.S. dollars.

Total expenses increased $425 million (35%), with greater than 80% of the increase due to including the operating results of Avis Europe. The total expense increase was attributable to (i) a $234 million (36%) increase in our direct operating expenses largely resulting from costs associated with the 33% increase in total rental days; (ii) a $65 million (42%) increase in selling, general and administrative expenses primarily because of the Avis Europe acquisition, as well as increased agency commissions and other costs related to higher rental volumes; (iii) a $42 million (15%) increase in vehicle depreciation and lease charges resulting from a 35% increase in our rental fleet, partially offset by a 15% decline in our per-unit fleet costs; (iv) a $26 million increase in interest expense on corporate debt due to increased indebtedness, primarily related to the acquisition of Avis Europe; (v) $27 million of expense in first quarter 2012 for the early extinguishment of a portion of our corporate debt; (vi) an $11 million increase in vehicle interest expense; (vii) a $7 million restructuring charge; and (viii) a $4 million increase in transaction-related costs related to the integration of the operations of Avis Europe. Our expenses also include an $8 million adverse impact from foreign currency exchange rates. As a result of these items, and a $7 million decrease in our provision for income taxes, we incurred a net loss of $23 million.

We expect the results of Avis Europe will be seasonal, with substantially all of Avis Europe’s contribution to Adjusted EBITDA occurring in the second and third quarters of the year.

Our effective tax rate was a benefit of 12% for first quarter 2012 and a provision of 36% for first quarter 2011. The unusually low tax rate for the first quarter of 2012 was primarily due to the treatment of a portion of the expense for the early extinguishment of corporate debt.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2012	2011	% Change	2012	2011	% Change
North America	$1,038	$998	4%	$93	$54	72%
International	510	162	215%	22	33	(33%)
Truck Rental	75	75	0%	1	—	*
Corporate and Other (a)	—	—	*	(4)	(4)	*

Total Company	$1,623	$1,235	31%	112	83	35%

Less: Non-vehicle related depreciation and amortization				32	23
Interest expense related to corporate debt, net:
Interest expense				73	47
Early extinguishment of debt				27	—
Transaction-related costs (b)				6	2

Income before income taxes				$(26)	$11

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

For 2012, includes $6 million in costs related to the integration of the operations of Avis Europe and for 2011, includes $2 million in costs related to our previous efforts to acquire Dollar Thrifty Automotive Group, Inc.

North America

Revenues and Adjusted EBITDA increased $40 million (4%) and $39 million (72%), respectively, during first quarter 2012 compared with first quarter 2011. Revenues increased primarily due to higher rental volumes, partially offset by decreased pricing. The increase in Adjusted EBITDA was primarily due to higher revenue and lower fleet costs.

The revenue increase of $40 million was comprised of a $22 million (3%) increase in T&M revenue and an $18 million (7%) increase in ancillary revenues. The increase in T&M revenue was principally the result of a 7% increase in rental days, partially offset by a 3% decrease in T&M revenue per day. The $18 million increase in ancillary revenues primarily reflects (i) an $11 million increase in ancillary revenues from GPS rentals, sales of loss damage waivers and insurance products, emergency road service and other items, reflecting a 3% increase on a per-rental-day basis, and (ii) a $6 million increase in airport concession and vehicle licensing revenue, which was completely offset in Adjusted EBITDA by $6 million higher airport concession and vehicle licensing fees remitted to airport and other regulatory agencies.

Adjusted EBITDA reflected a $27 million (5%) increase in operating expenses, primarily related to (i) a $10 million (8%) increase in selling, general and administrative expenses principally due to higher variable costs related to increased rental volumes, (ii) a $7 million (4%) increase in certain other expenses related to increased volumes, including agency operator commissions, maintenance and damage, shuttling, credit card fees, and other related costs, (iii) a $5 million (3%) increase in employee costs, rents and other expenses related primarily to increased staffing levels due to volume and inflationary increases, and (iv) a $5 million (8%) increase in vehicle interest expense primarily due to our increased car rental fleet. These expense increases were offset by a $32 million (14%) reduction in fleet depreciation and lease charges, reflecting a 21% improvement in per-unit fleet costs mainly from strong residual values, partially offset by a 9% increase in the average size of our car rental fleet.

International

Revenues increased $348 million (215%) and Adjusted EBITDA decreased $11 million (33%) in first quarter 2012 compared to first quarter 2011 primarily due to the acquisition of Avis Europe during fourth quarter 2011. The Avis Europe acquisition contributed $327 million to revenue and a $13 million loss to Adjusted EBITDA in first quarter 2012, including $7 million in restructuring costs.

The revenue increase of $348 million was comprised of a $227 million (212%) increase in T&M revenue and a $121 million (220%) increase in ancillary revenues. The total increase in revenue includes an $8 million increase related to foreign currency exchange rates, impacting T&M revenue by $5 million and ancillary revenues by $3 million, and was completely offset in Adjusted EBITDA by the opposite impact on expenses of $8 million. The increase in T&M revenue was principally driven by a 263% increase in rental days, mainly due to the inclusion of the operations of Avis Europe, partially offset by a 14% decrease in

T&M revenue per rental day, which was entirely due to the acquisition of Avis Europe and foreign currency exchange-rate effects. The increase in ancillary revenues reflects (i) a $75 million increase from GPS rentals, sales of loss damage waivers, insurance products and other items, (ii) a $28 million increase in airport concession and vehicle licensing revenues, which was primarily offset in Adjusted EBITDA by $22 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) an $18 million increase in gasoline sales, which was principally offset in Adjusted EBITDA by $12 million higher gasoline expense.

Adjusted EBITDA reflected a $250 million (352%) increase in operating expenses and a $75 million (241%) increase in fleet depreciation and lease charges. These increases were principally due to our October 2011 acquisition of Avis Europe, which added to our operating locations, headcount, fleet and other operating expenses, including $7 million in restructuring charges, as well as increased advertising, marketing and sales commissions, and inflationary increases in rent, partially offset by 3% lower per-unit fleet costs.

Truck Rental

Revenues remained level and Adjusted EBITDA increased $1 million in first quarter 2012 compared with first quarter 2011.

A 4% increase in T&M revenue per day was offset by a 4% decrease in rental days. The increase in Adjusted EBITDA primarily reflected a 3% decline in per-unit fleet costs and a 3% decline in our average truck rental fleet.

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

FINANCIAL CONDITION

	March 31, 2012	December 31, 2011	Change
Total assets exclusive of assets under vehicle programs	$4,101	$3,848	$253
Total liabilities exclusive of liabilities under vehicle programs	5,704	5,598	106
Assets under vehicle programs	10,086	9,090	996
Liabilities under vehicle programs	8,048	6,928	1,120
Stockholders’ equity	435	412	23

Total assets exclusive of assets under vehicle programs increased $253 million primarily due to a $72 million increase in cash and cash equivalents from December 31, 2011 to March 31, 2012 (see “Liquidity and Capital Resources—Cash Flows”), as well as a $66 million increase in long-term deferred income taxes, a $63 million increase in other current assets, largely related to an increase in sales and use taxes, and a $48 million increase in accounts receivable, due to increased volumes and increased incentive receivables from manufacturers.

Total liabilities exclusive of liabilities under vehicle programs increased $106 million primarily due to an increase in corporate debt. See “Liquidity and Capital Resources—Debt and Financing Arrangements” regarding the changes in our corporate financings.

Assets under vehicle programs increased approximately $1.0 billion primarily due to an increase in our vehicle assets, principally related to the seasonal increase in the size of our vehicle rental fleet from December 31, 2011.

Liabilities under vehicle programs increased approximately $1.1 billion, reflecting additional borrowing to support the increase in our vehicle rental fleet. See “Liquidity and Capital Resources—Debt and Financing Arrangements” regarding the change in our debt related to vehicle programs.

Total stockholders’ equity increased $23 million primarily due to a $44 million increase in other comprehensive income related to currency translation adjustments and net unrealized gains on cash flow hedges, partially offset by a net loss of $23 million for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the three months ended March 31, 2012, we completed several financing transactions related to our corporate indebtedness. We borrowed $500 million under a floating rate term loan due 2019 and issued an additional $125 million of our 8 1/4% senior notes due January 2019 at 103.5% of par. We repaid our $267 million floating rate term loan due 2014 and $150 million of our floating rate term loan due 2018, and repurchased $101 million of our convertible notes due 2014 and in May 2012 will repay $200 million of our 7 5/8% notes due May 2014.

During first quarter 2012, we also increased our borrowings under vehicle programs to fund an increase in our rental fleet in order to accommodate increased rental demand.

CASH FLOWS

As of March 31, 2012, we had $606 million of cash on hand, an increase of $72 million from $534 million at December 31, 2011. The following table summarizes such activity:

	Three Months Ended March 31,
	2012	2011	Change
Cash provided by (used in):
Operating activities	$253	$277	$(24)
Investing activities	(967)	(860)	(107)
Financing activities	783	586	197
Effect of exchange rate changes	3	(1)	4

Net change in cash and cash equivalents	$72	$2	$70

During first quarter 2012, we generated $24 million less cash from operating activities compared with the same period in 2011 which reflects our $30 million decline in net income.

We used $107 million more cash in investing activities during the first quarter 2012 compared with the same period in 2011. This change primarily reflects the activities of our vehicle programs, which (i) used $527 million more cash to purchase vehicles in the current year and (ii) received $469 million more cash on the disposition of vehicles.

We generated $197 million more cash from financing activities during first quarter 2012 compared with the same period in 2011. This change primarily reflects a $105 million net increase in cash provided under our vehicle programs’ financing activities primarily due to increased borrowings and a $92 million increase in net proceeds from corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2012, we had approximately $9.8 billion of indebtedness (including corporate indebtedness of approximately $3.3 billion and debt under vehicle programs of approximately $6.5 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of March 31, 2012	As of December 31, 2011	Change
Floating rate term loan (a)	April 2014	$—	$267	$(267)
Floating rate notes (b)	May 2014	250	250	—
7 5/8% notes	May 2014	200	200	—
3 1/2% convertible notes (c)	October 2014	244	345	(101)
Floating rate term loan (a) (d)	May 2016	20	20	—
7 3/4% notes	May 2016	375	375	—
9 5/8% notes	March 2018	445	445	—
Floating rate term loan (a) (d)	September 2018	264	412	(148)
8 1/4% notes	January 2019	731	602	129
Floating rate term loan (a) (e)	March 2019	495	—	495
9 3/4% notes	March 2020	250	250	—

		3,274	3,166	108
Other		27	39	(12)

		$3,301	$3,205	$96

(a)

The floating rate term loans are part of our senior credit facility, which also includes our revolving credit facility maturing 2016, and is secured by pledges of all of the capital stock of our domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(b)	As of March 31, 2012, the floating rate notes due 2014 bear interest at three-month LIBOR plus 250 basis points, for an aggregate rate of 3.00%.
(c)	The 3 1/2% convertible notes due 2014 are convertible by the holders into approximately 15 million shares of our common stock.
(d)

As of March 31, 2012, the floating rate term loan due 2016 bears interest at three-month LIBOR plus 300 basis points, for an aggregate rate of 3.56% and the floating rate term loan due 2018 bears interest at the greater of three-month LIBOR or 1.25%, plus 500 basis points, for an aggregate rate of 6.25%.

(e)	As of March 31, 2012 the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 1.0%, plus 325 basis points, for an aggregate rate of 4.25%.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of March 31, 2012	As of December 31, 2011	Change
Debt due to Avis Budget Rental Car Funding (a)	$5,306	$4,574	$732
Budget Truck Funding program	216	188	28
Capital Leases	427	348	79
Other (b)	502	454	48

	$6,451	$5,564	$887

(a)	The increase reflects increased borrowings to fund an increase in the size of our U.S. car rental fleet.
(b)	The increase principally reflects increased borrowings to fund an increase in the size of our international vehicle rental fleet.

As of March 31, 2012, the committed credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a) (b)	$1,435	$—	$586	$849
Other facilities (b)	14	5	—	9

(a)

This matures in 2016 and bears interest of one-month LIBOR plus 300 basis points. The senior credit facility, which encompasses our floating rate term loans and the revolving credit facility, is secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by our domestic subsidiaries, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 5.12% to 6.75% as of March 31, 2012.

The following table presents available funding under our debt arrangements related to our vehicle programs at March 31, 2012:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,901	$5,306	$2,595
Budget Truck financing (c)	327	216	111
Capital leases	510	427	83
Other (d)	1,511	502	1,009

	$10,249	$6,451	$3,798

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.9 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $335 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of March 31, 2012 can be found in Notes 10 and 11 to our Consolidated Condensed Financial Statements.

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

As discussed above, as of March 31, 2012, we have cash and cash equivalents of $606 million, available borrowing capacity under our revolving credit facility of $849 million and available capacity under our vehicle programs of approximately $3.8 billion.

Our liquidity position may be negatively affected by financial market disruptions or a downturn in the global economy, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. A downturn in the global economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, PSA Peugeot-Citroën, Volkswagen Group, Kia Motors America, Inc. or Renault S.A., being unable or unwilling to honor obligations under the contracts we have with such manufacturers, including repurchase or guaranteed depreciation obligations related to program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market, (v) the impact of an insolvency event or actual or potential default by any of the financial guaranty firms that have insured a portion of our outstanding vehicle-backed debt and (vi) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement and the Tax Sharing Agreement. Financial guaranty firms Ambac Assurance Corporation and Assured Guaranty Corp. currently provide financial guaranties for approximately $700 million (expiring in 2012) and $100 million (expiring in 2012), respectively, of our U.S. term asset-backed car rental financing. Certain insolvency events by these financial guarantors would result in principal of the related financings being required to be repaid sooner than anticipated.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings. The financial covenants of our senior credit facility include maximum leverage and minimum coverage ratio requirements. As of March 31, 2012, we were in compliance with the financial covenants in our senior credit facility. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2011 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2011 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $600 million from December 31, 2011 to approximately $4.6 billion at March 31, 2012. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2011 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, business combinations, vehicles, income taxes, financial instruments and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2012 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

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

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our long-term borrowings and financial instruments, see Notes 6, 10 and 11 to our Consolidated Condensed Financial Statements.

Foreign Currency Risk Management

We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the Australian dollar, the Canadian dollar, the Euro, the New Zealand dollar and the British pound sterling. We use foreign currency forward contracts and foreign currency swaps to manage foreign exchange risk that arises from certain intercompany transactions, and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Our foreign currency forward contracts are often not designated as hedges and therefore changes in the fair value of these derivatives are recognized in earnings as they occur. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis. Based on our foreign exchange forward contracts as of March 31, 2012, we estimate that a 10% change in foreign currency exchange rates would not have a material impact on our earnings. Because gains or losses related to foreign exchange forward contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign exchange forward contracts and the underlying exposures do not create a material impact to our consolidated condensed financial statements.

Interest Rate Risk Management

Our primary interest rate exposure at March 31, 2012 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of March 31, 2012, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our consolidated condensed financial statements.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended March 31, 2012.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

(b)	Changes in Internal Control Over Financial Reporting. During the fiscal quarter to which this report relates, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.	Other Information

On January 1, 2012, the Company adopted Accounting Standard Updates No. 2011-05 and 2011-12, “Presentation of Comprehensive Income”. These accounting standards require companies to present total comprehensive income as either a single continuous statement of comprehensive income or in two separate but consecutive statements. The table below reflects the retrospective application of this guidance for the three years ended December 31, 2011, 2010 and 2009. The adoption of these accounting standards did not have a material impact on our financial condition, cash flows or results of operations.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009

Net income (loss)	$(29)	$54	$(47)

Other comprehensive income, net of tax
Currency translation adjustments	$(23)	$71	$104
Net unrealized gains (losses) on available-for-sale securities, net of tax of $0, $0, and $0, respectively	2	—	—
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains arising during period, net of tax of ($44), ($99) and ($86), respectively	70	151	133
Less: reclassification adjustment for (losses) included in net income, net of tax of $23, $59 and $58, respectively	(37)	(91)	(90)
Minimum pension liability adjustment:
Pension and post retirement benefits, net of tax of $13, ($1) and ($10), respectively	(21)	2	15
Less: Pension and post retirement benefits reclassified to earnings, net of tax of $3, $2 and $3, respectively	(5)	(4)	(5)

Accumulated other comprehensive income (loss)	(14)	129	157

Comprehensive income (loss)	$(43)	$183	$110

The following will be added to the Condensed Consolidated Statements of Income (Loss) included in the financial statements of the Guarantor and Non-Guarantor Consolidating Financial Statements Note to our annual financial statements.

For the Year Ended December 31, 2011	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$(29)	$23	$67	$328	$(418)	$(29)
Comprehensive income (loss)	$(43)	$7	$50	$358	$(415)	$(43)

For the Year Ended December 31, 2010
Net income (loss)	$54	$66	$66	$428	$(560)	$54
Comprehensive income (loss)	$183	$195	$174	$542	$(911)	$183

For the Year Ended December 31, 2009
Net income (loss)	$(47)	$(12)	$14	$483	$(485)	$(47)
Comprehensive income (loss)	$110	$145	$175	$634	$(954)	$110

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: May 9, 2012
/s/ David B. Wyshner
David B. Wyshner
Senior Executive Vice President and Chief Financial Officer

Date: May 9, 2012
/s/ Izilda P. Martins
Izilda P. Martins
Vice President and Acting Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

3.2	Amended and Restated Bylaws of Avis Budget Group, Inc. (as of November 5, 2009) (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 5, 2009).

10.1	Incremental Revolving Commitment Agreement, dated as of February 3, 2012, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Natixis, as Incremental Lender and JPMorgan Chase Bank, N.A., as administrative agent.

10.2	Second Amendment, dated as of March 15, 2012, to the Amended and Restated Credit Agreement dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time parties thereto J.P. Morgan Securities LLC, Bank Of America Merrill Lynch, Barclays Capital, Deutsche Bank Securities, acting as joint lead arrangers and bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2012).

10.3	Series 2012-1 Supplement, dated as of March 14, 2012, between Centre Point Funding, LLC, as Issuer, Budget Truck Rental LLC, individually and as administrator, Deutsche Bank Securities, Inc. as administrative agent for the Purchaser Groups, the Non-Conduit Purchasers and CP Conduit Purchaser Groups from time to time parties thereto, the Funding Agents for the CP Conduit Purchaser Groups, and The Bank of New York Mellon Trust Company, N.A., as Trustee, Series 2012-1 Agent and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.4	Second Amended and Restated Master Motor Vehicle Operating Lease Agreement (Group I), dated March 14, 2012, among, Centre Point Funding, LLC, as Lessor, Budget Truck Rental LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor.

10.5	Purchase Agreement, dated as of March 26, 2012, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, the subsidiary guarantors party thereto, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers.

10.6	Registration Rights Agreement, dated March 29, 2012, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers.

10.7	Facility Agreement Amendment Letter, dated as of February 8, 2012, among Avis Finance Company Limited, as Co-ordinator, Credit Agricole Corporate and Investment Bank as Mandated Lead Arranger, Original Lender, Security Agent and Facility Agent, and Credit Agricole Corporate and Investment Bank, Milan Branch, as Original Lender.

10.8	Amended and Restated Employment Agreement between Avis Budget Group, Inc. and David B. Wyshner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2012).*

10.9	Series 2012-1 Supplement, dated as of March 22, 2012, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2012-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2012).

10.10	Series 2012-2 Supplement, dated as of March 22, 2012, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2012-2 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2012).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Denotes management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.