Form 10-Q
period 2012-06-30
AVIS BUDGET GROUP, INC.
filed 2012-08-08
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock was 106,340,477 shares as of July 31, 2012.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Vehicle rental	$1,334	$1,034	$2,502	$1,952
Other	532	378	987	694

Net revenues	1,866	1,412	3,489	2,646

Expenses
Operating	953	725	1,847	1,383
Vehicle depreciation and lease charges, net	334	259	652	535
Selling, general and administrative	233	169	452	322
Vehicle interest, net	80	68	153	132
Non-vehicle related depreciation and amortization	29	21	62	44
Interest expense related to corporate debt, net:
Interest expense	69	47	142	94
Early extinguishment of debt	23	—	50	—
Restructuring charges	12	—	19	—
Transaction-related costs	4	34	10	36

Total expenses	1,737	1,323	3,387	2,546

Income before income taxes	129	89	102	100
Provision for income taxes	50	37	46	41

Net income	$79	$52	$56	$59

Comprehensive income	$32	$88	$53	$115

Earnings per share
Basic	$0.74	$0.49	$0.52	$0.56
Diluted	$0.66	$0.42	$0.47	$0.49

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$454	$534
Receivables	638	507
Deferred income taxes	117	120
Other current assets	557	380

Total current assets	1,766	1,541

Property and equipment, net	487	493
Deferred income taxes	475	444
Goodwill	344	353
Other intangibles, net	707	713
Other non-current assets	292	304

Total assets exclusive of assets under vehicle programs	4,071	3,848

Assets under vehicle programs:
Program cash	72	11
Vehicles, net	11,272	8,356
Receivables from vehicle manufacturers and other	207	380
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	361	343

	11,912	9,090

Total assets	$15,983	$12,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,556	$1,433
Short-term debt and current portion of long-term debt	39	37

Total current liabilities	1,595	1,470

Long-term debt	2,972	3,168
Other non-current liabilities	941	960

Total liabilities exclusive of liabilities under vehicle programs	5,508	5,598

Liabilities under vehicle programs:
Debt	2,027	990
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,268	4,574
Deferred income taxes	1,068	982
Other	634	382

	9,997	6,928

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 million shares; issued 137,055,810 and 137,028,464 shares	1	1
Additional paid-in capital	8,242	8,532
Accumulated deficit	(2,610)	(2,666)
Accumulated other comprehensive income	75	78
Treasury stock, at cost—30,270,784 and 31,551,170 shares	(5,230)	(5,533)

Total stockholders’ equity	478	412

Total liabilities and stockholders’ equity	$15,983	$12,938

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$56	$59

Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	694	663
Gain on sale of vehicles, net	(99)	(148)
Non-vehicle related depreciation and amortization	62	44
Amortization of debt financing fees	31	20
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(83)	(24)
Income taxes and deferred income taxes	18	6
Accounts payable and other current liabilities	(9)	78
Other, net	52	4

Net cash provided by operating activities	722	702

Investing activities
Property and equipment additions	(49)	(17)
Proceeds received on asset sales	13	6
Acquisition-related restricted cash	—	(401)
Other, net	(7)	(3)

Net cash used in investing activities exclusive of vehicle programs	(43)	(415)

Vehicle programs:
Increase in program cash	(61)	(71)
Investment in vehicles	(6,938)	(5,242)
Proceeds received on disposition of vehicles	4,077	3,039
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	(400)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	400

	(2,922)	(2,274)

Net cash used in investing activities	(2,965)	(2,689)

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Six Months Ended June 30,
	2012	2011
Financing activities
Proceeds from long-term borrowings	654	—
Principal payments on long-term borrowings	(853)	(5)
Net change in short-term borrowings	(1)	—
Purchases of warrants	(26)	—
Proceeds from sale of call options	38	—
Debt financing fees	(9)	(30)
Other, net	—	1

Net cash used in financing activities exclusive of vehicle programs	(197)	(34)

Vehicle programs:
Proceeds from borrowings	7,172	5,974
Principal payments on borrowings	(4,802)	(4,213)
Debt financing fees	(11)	(11)

	2,359	1,750

Net cash provided by financing activities	2,162	1,716

Effect of changes in exchange rates on cash and cash equivalents	1	5

Net decrease in cash and cash equivalents	(80)	(266)
Cash and cash equivalents, beginning of period	534	911

Cash and cash equivalents, end of period	$454	$645

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

Transaction-related Costs. The Company completed the acquisition of Avis Europe plc (“Avis Europe”) on October 3, 2011. During the three and six months ended June 30, 2012, transaction-related costs primarily include expenses related to the integration of Avis Europe’s operations with the Company’s. In the three and six months ended June 30, 2011, transaction-related costs include due-diligence and other costs associated with the Company’s agreement to acquire Avis Europe and its previous efforts to acquire Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”).

Foreign-currency Transactions. The Company records the net gain or loss of foreign-currency transactions on certain intercompany loans and the unrealized gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three and six months ended June 30, 2012, the Company recorded losses of $3 million and $9 million, respectively, on such items. There were no such items in the three and six months ended June 30, 2011.

Adoption of New Accounting Standards

On January 1, 2012, the Company adopted accounting pronouncements amending (i) fair value measurement and disclosure requirements for financial assets and liabilities, (ii) the presentation of comprehensive income and (iii) the rules for testing goodwill for impairment. Other than additional disclosure for the presentation of the Company’s other comprehensive income, these pronouncements did not have a significant impact on the Company’s financial statements.

2.	Restructuring Charges

During fourth quarter 2011, subsequent to the acquisition of Avis Europe, the Company implemented a restructuring initiative, to identify synergies across the Company, enhance organizational efficiencies and consolidate and rationalize processes and facilities. During the six months ended June 30, 2012, as part of this process, the Company formally communicated the termination of employment to approximately 200 employees and recorded charges of $19 million in connection with these initiatives. These charges primarily represent costs associated with severance, outplacement services and other costs associated with employee terminations. As of June 30, 2012, the Company has terminated substantially all of these employees. The Company expects further restructuring costs related to this process of approximately $30 million to be incurred through 2013.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reportable segments and by category for restructuring charges and corresponding payments and utilizations:

	North America	International	Total
Balance as of January 1, 2012	$1	$1	$2
Restructuring charge	—	19	19
Cash payment/utilization	—	(14)	(14)

Balance as of June 30, 2012	$1	$6	$7

	Personnel Related	Facility Related	Total
Balance as of January 1, 2012	$1	$1	$2
Restructuring charge	19	—	19
Cash payment/utilization	(14)	—	(14)

Balance as of June 30, 2012	$6	$1	$7

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income for basic EPS	$79	$52	$56	$59
Convertible note interest, net of tax	1	2	3	3

Net income for diluted EPS	80	54	59	62

Basic weighted average shares outstanding	106.7	105.4	106.3	105.0
Options, warrants and non-vested stock	1.8	2.4	1.9	2.5
Convertible debt	13.4	21.2	16.6	21.2

Diluted weighted average shares outstanding	121.9	129.0	124.8	128.7

Earnings per share:
Basic	$0.74	$0.49	$0.52	$0.56
Diluted	$0.66	$0.42	$0.47	$0.49

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options (a)	0.2	1.0	0.2	1.1
Warrants (b) (c)	8.9	21.2	8.9	21.2

(a)

The weighted average exercise price for anti-dilutive options for the three and six months ended June 30, 2012 was $16.49. For the three and six months ended June 30, 2011, the weighted average exercise price for anti-dilutive options was $25.56 and $24.80, respectively.

(b)	Represents all outstanding warrants as of June 30, 2012 and 2011, which had an exercise price of $22.50.
(c)

The decrease in the number of warrants underlying the 3 1/2% convertible notes that were anti-dilutive was related to the Company’s repurchase of a portion of its 3 1/2% convertible notes and warrants (see Note 10—Long-term Debt and Borrowing Arrangements and Note 13—Stockholders’ Equity for more information).

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

The excess of the purchase price over the preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International segment. The goodwill is not expected to be deductible for tax purposes. The estimated fair value of the assets acquired and liabilities assumed reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change up to one year from the acquisition date as valuations are finalized. The fair values of certain tangible assets and liabilities acquired, identifiable intangible assets, income and non-income based taxes, and residual goodwill are therefore not yet finalized and subject to change. Such adjustments did not have a material impact on the Company’s Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2012 or the Consolidated Condensed Balance Sheets as of June 30, 2012 and December 31, 2011.

Other intangibles consisted primarily of $188 million related to license agreements and $67 million related to customer relationships. These license agreements will be amortized over a weighted-average life of approximately 20 years. Customer relationships will be amortized over a weighted-average life of approximately 12 years.

During the three months ended June 30, 2012, the Company reacquired its vehicle rental rights in several territories for $5 million, which included $4 million of associated vehicles and approximately $1 million valued as license agreements. This acquisition, which related to the Company’s North America segment, was not individually significant to the Company’s results of operations, financial position or cash flows.

5.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$252	$34	$218	$252	$29	$223
Customer relationships	82	15	67	80	12	68
Other	2	1	1	2	1	1

	$336	$50	$286	$334	$42	$292

Unamortized Intangible Assets
Goodwill (a)	$344			$353

Trademarks	$421			$421

(a)	The decrease in goodwill is primarily due to fluctuations in currency exchange rates.

Amortization expense relating to all intangible assets was approximately $4 million and $1 million during second quarter 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, amortization expense was approximately $10 million and $1 million, respectively. Based on the Company’s amortizable assets at June 30, 2012, the Company expects amortization expense of approximately $9 million for the remainder of 2012 and approximately $18 million for each of the five fiscal years thereafter.

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

Debt Instruments

The carrying amounts and estimated fair values of debt instruments are as follows:

	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt (a)	$39	$39	$37	$37
Long-term debt, excluding convertible debt (a)	2,828	2,961	2,823	2,842
Convertible debt (b)	144	181	345	354

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (AESOP) LLC (a)	$6,268	$6,419	$4,574	$4,643
Vehicle-backed debt (a)	2,026	2,040	986	1,001
Interest rate swaps and interest rate contracts (c)	1	1	4	4

(a)	The fair value measurements are based on significant observable inputs (Level 2).
(b)	The fair value measurements are based on quoted market prices (Level 1).
(c)	Derivatives in a liability position.

Derivative Instruments and Hedging Activities

The Company uses foreign exchange contracts to manage its exposure to changes in currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Australian, Canadian and New Zealand dollars, the Euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. The amount of gains or losses reclassified from accumulated other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three and six months ended June 30, 2012 and 2011 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income to earnings over the next 12 months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that were determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. The Company estimates that approximately $5 million of losses deferred in accumulated other comprehensive income will be recognized over the next twelve months, which is expected to be offset in earnings by the impact of the underlying hedged items.

From time to time, the Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives as of June 30, 2012 was approximately $2 million, for which the Company has posted cash collateral in the normal course of business.

As of June 30, 2012, the Company held derivative instruments with absolute notional values as follows: interest rate caps of approximately $8.1 billion, (representing approximately $7.2 billion of interest rate caps purchased, partially offset by approximately $1.0 billion of interest rate caps sold), interest rate swaps of $625 million, foreign exchange forward contracts of $257 million, foreign exchange swaps of $940 million and commodity contracts for the purchase of 9 million gallons of unleaded gasoline.

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

Fair values of derivatives instruments are as follows:

	As of June 30, 2012		As of December 31, 2011
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$—	$2	$—	$3

Derivatives not designated as hedging instruments (a)
Foreign exchange forward contracts (c)	4	26	26	1
Interest rate contracts (d)	1	1	2	4
Interest rate swaps (b)	—	8	—	—
Commodity contracts (c)	—	2	—	1

Total	$5	$39	$28	$9

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 13—Stockholders’ Equity.

(b)	Included in other non-current liabilities.
(c)	Included in other current assets and other current liabilities.
(d)	Included in assets under vehicle programs and liabilities under vehicle programs.

The effect of derivatives recognized in the Company’s Consolidated Condensed Financial Statements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives designated as hedging instruments
Interest rate swaps (a)	$4	$6	$11	$16

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	6	(16)	2	(17)
Commodity contracts (c)	(5)	—	1	1
Interest rate contracts (d)	(3)	—	(8)	—

Total	$2	$(10)	$6	$—

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.
(b)

For the three and six months ended June 30, 2012, amounts are included in operating expenses. For the three months ended June 30, 2011, includes $17 million loss in transaction-related costs and a $1 million gain in operating expenses. For the six months ended June 30, 2011, includes a $17 million loss in transaction-related costs.

(c)	Included in operating expenses.
(d)	Included in interest expense.

7.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of June 30, 2012	As of December 31, 2011
Rental vehicles	$12,401	$9,077
Less: Accumulated depreciation	(1,380)	(1,258)

	11,021	7,819
Vehicles held for sale	251	537

Vehicles, net	$11,272	$8,356

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Depreciation expense	$363	$358	$694	$663
Lease charges	30	10	57	20
Gain on sales of vehicles, net and cost of vehicle disposition	(59)	(109)	(99)	(148)

Vehicle depreciation and lease charges, net	$334	$259	$652	$535

8.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2012 is a provision of 45.1%. Such rate differs from the Federal statutory rate of 35.0% primarily due to the treatment of a portion of the expenses for the early extinguishment of corporate debt.

The Company’s effective tax rate for the six months ended June 30, 2011 is a provision of 41.0%. Such rate differs from the Federal statutory rate of 35.0% primarily due to state taxes and the non-deductibility of certain transaction-related costs.

9.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of June 30, 2012	As of December 31, 2011
Accounts payable	$338	$312
Accrued sales and use taxes	213	173
Accrued payroll and related	165	200
Public liability and property damage insurance liabilities—current	131	128
Deferred revenue	119	51
Advertising and marketing	92	77
Income taxes payable—current	79	109
Other	419	383

	$1,556	$1,433

10.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

	Maturity Dates	As of June 30, 2012	As of December 31, 2011
Floating rate term loan (a)	April 2014	$—	$267
Floating rate notes (b)	May 2014	250	250
7 5/8% notes	May 2014	—	200
3 1/2% convertible notes (c)	October 2014	144	345
Floating rate term loan (a) (d)	May 2016	50	20
7 3/4% notes	May 2016	375	375
9 5/8% notes	March 2018	445	445
Floating rate term loan (a) (d)	September 2018	234	412
8 1/4% notes	January 2019	731	602
Floating rate term loan (a) (e)	March 2019	494	—
9 3/4% notes	March 2020	250	250

		2,973	3,166
Other		38	39

Total		3,011	3,205
Less: Short-term debt and current portion of long-term debt		39	37

Long-term debt		$2,972	$3,168

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

(b)	As of June 30, 2012, the floating rate notes due 2014 bear interest at three-month LIBOR plus 250 basis points, for an aggregate rate of 2.97%.
(c)	As of June 30, 2012, the 3 1/2% convertible notes are convertible by the holders into approximately 9 million shares of our common stock.
(d)

As of June 30, 2012, the floating rate term loan due 2016 bears interest at three-month LIBOR plus 300 basis points, for an aggregate rate of 3.47% and the floating rate term loan due 2018 bears interest at the greater of three-month LIBOR or 1.25%, plus 500 basis points, for an aggregate rate of 6.25%.

(e)	As of June 30, 2012, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 1.0%, plus 325 basis points, for an aggregate rate of 4.25%.

During March 2012, the Company amended its Amended and Restated Credit Agreement, dated as of May 3, 2011 (the “Credit Agreement”) to issue a $500 million term loan, at 99.0% of par, that will mature in March 2019.

During March 2012, the Company issued $125 million aggregate principal amount of 8 1/4% Senior Notes due 2019. The notes constitute a further issuance of the $600 million aggregate principal amount issued in fourth quarter 2010. The notes pay interest semi-annually on January 15 and July 15 of each year, beginning July 2012. The notes are unsecured obligations of Avis Budget Car Rental and are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries. These notes were issued at 103.5% of par. The notes rank equally with all of the Company’s existing and future senior unsecured indebtedness and are senior to all of the Company’s existing and future subordinated indebtedness. The Company has the right to redeem these notes in whole or in part at any time after October 15, 2014 at the applicable redemption price, plus any accrued and unpaid interest through the redemption date.

During the three months ended June 30, 2012, the Company also borrowed an additional $30 million under its floating rate term loan due 2016, with the proceeds used primarily to repay a portion of the principal of its floating rate term loan due 2018.

During the six months ended June 30, 2012, the Company (i) repurchased approximately $201 million of its 3 1/2% convertible notes for approximately $239 million, plus accrued interest, (ii) repaid the $267 million outstanding principal balance of its floating rate term loan due 2014, (iii) repaid $180 million of its floating rate term loan due 2018 and (iv) repaid $200 million of its 7 5/8% notes due 2014. The Company incurred $50 million in expenses related to the early extinguishment of this debt.

Committed Credit Facilities and Available Funding Arrangements

At June 30, 2012, the committed credit facilities available to the Company and/or its subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,435	$—	$1,026	$409
Other facilities (b)	13	6	—	7

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

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.75% to 5.69% as of June 30, 2012.

At June 30, 2012 the Company had various uncommitted credit facilities available, under which it had drawn approximately $19 million, which bear interest at rates between 0.68% and 9.00%.

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility contains maximum leverage and minimum interest coverage ratio requirements. As of June 30, 2012, the Company was in compliance with the financial covenants of its senior credit facility.

11.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	As of June 30, 2012	As of December 31, 2011
Debt due to Avis Budget Rental Car Funding (a)	$6,268	$4,574
Budget Truck financing	293	188
Capital leases (b)	528	348
Other (b)	1,206	454

	$8,295	$5,564

(a)	The increase reflects increased borrowing to fund an increase in the size of the Company’s U.S. car rental fleet.
(b)	The increase principally reflects increased borrowing to fund an increase in the size of the Company’s international vehicle rental fleet.

In 2010, the Company established a variable funding note program with a maximum capacity of $400 million of notes to be issued by Avis Budget Rental Car Funding to the Company to finance the purchase of vehicles. During the six months ended June 30, 2012, no funding occurred under the program.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at June 30, 2012:

Vehicle- Backed Debt
Within 1 year (a)	$1,503
Between 1 and 2 years	3,537
Between 2 and 3 years	1,301
Between 3 and 4 years	647
Between 4 and 5 years	1,241
Thereafter	66

$8,295

(a)	Vehicle-backed debt maturing within one year includes term asset-backed securities maturities of approximately $1.1 billion and bank and bank-sponsored borrowings of $377 million.

As of June 30, 2012, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,178	$6,268	$910
Budget Truck financing (c)	308	293	15
Capital leases	578	528	50
Other (d)	1,483	1,206	277

	$9,547	$8,295	$1,252

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $7.9 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $432 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $2.5 billion of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2012, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

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

The Company is also named in various litigation that is primarily related to the businesses of its former subsidiaries, including Realogy, Wyndham and Travelport and their current or former subsidiaries. The Company is entitled to indemnification from such entities under the Separation Agreement for any liability resulting from such litigation.

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

In addition to the matters discussed above, the Company is also involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including with respect to contract disputes, business practices including wage-and-hour claims and anti-trust claims, insurance claims, intellectual property claims, environmental issues and other commercial, employment and tax matters, and breach of contract claims by licensees. The Company believes that it has adequately accrued for such matters as appropriate, or, for matters not requiring accrual, believes that such matters will not have a material impact on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could materially impact the Company’s results of operations or cash flows in a particular reporting period.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $3.2 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of June 30, 2012 (aggregating approximately $145 million) was individually significant. These purchase obligations extend through 2015.

Concentrations

Concentrations of credit risk at June 30, 2012 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, PSA Peugeot Citroën, Volkswagen Group, Toyota Motor Corporation, Kia Motors America or Renault S.A. and primarily with respect to receivables for program cars that have been returned to car manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $67 million and $42 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which, as previously discussed, were disposed in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $89 million, the majority of which expire by the end of 2014. At June 30, 2012, the liability recorded by the Company in connection with these guarantees was approximately $2 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport, as applicable. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

13.	Stockholders’ Equity

During the six months ended June 30, 2012, concurrently with the Company’s repurchase of a portion of its 3 1/2% convertible notes, the Company repurchased warrants for the purchase of the Company’s common stock for $26 million and sold an equal portion of its convertible note hedge for $38 million, reducing the net purchase and issuance of shares related to the hedge and warrant by approximately 12 million shares.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains on Available-for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2012	$159	$(13)	$2	$(70)	$78
Current period change	(12)	11	(2)	—	(3)

Balance, June 30, 2012	$147	$(2)	$—	$(70)	$75

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$79	$52	$56	$59

Other comprehensive income:
Currency translation adjustment	(49)	29	(12)	38
Net unrealized gains (losses) on available-for-sale securities, net of tax	(2)	1	(2)	2
Net unrealized gains on cash flow hedges, net of tax	4	6	11	16

	(47)	36	(3)	56

Total comprehensive income	$32	$88	$53	$115

During the six months ended June 30, 2012 and 2011, the Company’s net unrealized losses on cash flow hedges decreased by $19 million and $26 million ($11 million and $16 million, net of tax), respectively, in 2012 primarily due to the realization of losses in income, and in 2011 primarily due to unrealized gains on derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and floating rate debt. Such decreases during the six months ended June 30, 2012 and 2011 included $18 million and $26 million ($11 million and $16 million, net of tax), respectively, related to the Company’s vehicle-backed debt and are offset by a corresponding change in the Company’s investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheets.

14.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards based on the estimated fair value of the award at the grant date, which is recognized over the requisite service period. The Company recorded stock-based compensation expense of $4 million and $6 million ($2 million and $4 million, net of tax) during second quarter 2012 and 2011, respectively, and $8 million and $10 million ($5 million and $6 million, net of tax), during the six months ended June 30, 2012 and 2011, respectively, related to employee stock awards that were granted by the Company.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for 2012 and 2011 exercises of stock-based awards did not generate a cash benefit. Approximately $13 million of incremental tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

Restricted Stock and Stock Unit Awards

During the six months ended June 30, 2012, the Company granted 366,000 market-vesting restricted stock units, 798,000 time-based restricted stock units and 486,000 performance-based restricted stock units under the Company’s 2007 Equity and Incentive Plan. Vesting of all or a portion of the market-vesting and performance-based restricted stock units will occur on the third anniversary of the grant date, subject to continued employment through such anniversary, and (i) in the case of the market-based restricted stock units, attainment of certain Company stock price targets for a specified number of trading days and (ii) in the case of the performance-based restricted stock units, attainment of certain Adjusted EBITDA targets. All of the time-based restricted stock units granted during the six months ended June 30, 2012 vest ratably on the first three anniversaries of the grant date, subject to continued employment.

During the six months ended June 30, 2011, the Company granted 350,000 market-vesting restricted stock units and 636,000 time-based restricted stock units under the Company’s 2007 Equity and Incentive Plan. Of the market-vesting restricted stock units granted during the six months ended June 30, 2011, all or a portion of 257,000 units vest on the third anniversary of the grant date and all or a portion of 93,000 units vest 50% on each of the third and fourth anniversary of the grant date, in each case subject to continued employment through such applicable anniversary and attainment of certain Company stock price targets for a specified number of trading days. Of the time-based restricted stock units granted during the six months ended June 30, 2011, 605,000 units vest ratably on the first three anniversaries of the grant date and 31,000 units vest on the first anniversary of the grant date, subject in each case to continued employment.

The Company determined the fair value of its market-vesting restricted stock units granted in 2012 and 2011 using a Monte Carlo simulation model. The weighted-average fair value of each of the Company’s market-vesting restricted stock units which contain a three-year vesting period, issued in 2012, was estimated to be approximately $10.59. The weighted-average fair value of each of the Company’s market-vesting restricted stock units which contain three- and four-year vesting periods, issued in 2011, was estimated to be approximately $11.38 and $12.53, respectively. The assumptions used to estimate the weighted-average fair values of the market-vesting restricted stock awards in 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
Expected volatility of stock price	49%	48%
Risk-free interest rate	0.38% - 0.42%	0.97% - 1.21%
Valuation period	3 years	3-4 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2012	2,998	$12.74	3,432	$7.90
Granted at fair market value	1,650	14.37	—	—
Vested/exercised (a)	(1,242)	12.33	(526)	0.79
Canceled	(19)	13.06	(760)	27.19

Balance at June 30, 2012 (b) (c)	3,387	13.58	2,146	2.81

(a)

During the six months ended June 30, 2012, 615,000 market-vesting and performance-based RSUs vested. Stock options exercised during the six months ended June 30, 2012 had an intrinsic value of $7 million.

(b)

As of June 30, 2012, the Company’s outstanding RSUs had an aggregate intrinsic value of $51 million; aggregate unrecognized compensation expense related to RSUs amounted to $31 million; and the balance of RSUs at June 30, 2012 consists of 1,442,000 related to time-based awards and 1,945,000 related to market-vesting and performance-based awards. Approximately 10,000 time-based RSUs are eligible to vest in 2012, if applicable service criteria are satisfied.

(c)

As of June 30, 2012, the Company’s outstanding stock options had aggregate intrinsic value of $27 million; there were 2 million “in-the-money” stock options; and aggregate unrecognized compensation expense related to unvested stock options amounted to $1 million. Approximately 2 million stock options are exercisable as of June 30, 2012.

The table below summarizes information regarding the Company’s outstanding stock options as of June 30, 2012 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $5.00	6.6	1,850
$5.01 to $10.00	—	—
$10.01 to $15.00	7.6	160
$15.01 to $20.00	0.7	122
$20.01 to $25.00	—	—
$25.01 to $30.00	0.7	5
$30.01 and above	2.3	9

	6.3	2,146

As of June 30, 2012, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, and a weighted average remaining contractual life of 1.1 years.

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

	Three Months Ended June 30,
	2012		2011
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
North America	$1,184	$184	$1,150	$156
International	579	59	159	20
Truck Rental	103	17	103	18
Corporate and Other (a)	—	(6)	—	(3)

Total Company	$1,866	254	$1,412	191

Less: Non-vehicle related depreciation and amortization		29		21
Interest expense related to corporate debt, net:
Interest expense		69		47
Early extinguishment of debt		23		—
Transaction-related costs (b)		4		34

Income before income taxes		$129		$89

	Six Months Ended June 30,
	2012		2011
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
North America	$2,222	$277	$2,148	$210
International	1,089	81	320	53
Truck Rental	177	18	178	18
Corporate and Other (a)	1	(10)	—	(7)

Total Company	$3,489	366	$2,646	274

Less: Non-vehicle related depreciation and amortization		62		44
Interest expense related to corporate debt, net:
Interest expense		142		94
Early extinguishment of debt		50		—
Transaction-related costs (b)		10		36

Income before income taxes		$102		$100

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

During the three and six months ended June 30, 2012, the Company incurred $4 million and $10 million, respectively, in transaction-related costs primarily related to the integration of the operations of Avis Europe. During the three and six months ended June 30, 2011, the Company incurred $34 million and $36 million, respectively, of costs related to due diligence and other expenses associated with its acquisition of Avis Europe, including $23 million of losses on foreign currency transactions related to the purchase price, and the Company’s previous efforts to acquire Dollar Thrifty.

Since December 31, 2011, there have been no significant changes in segment assets with the exception of the Company’s North America and International segment assets under vehicle programs. As of June 30, 2012 and December 31, 2011, North America segment assets under vehicle programs were approximately $8.8 billion and $6.7 billion, respectively. International segment assets under vehicle programs were approximately $2.7 billion as of June 30, 2012 and $2.1 billion as of December 31, 2011.

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, Consolidating Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by Avis Budget Car Rental. These senior notes consist of Avis Budget Car Rental’s 7 3/4% notes due 2016, Floating rate notes due 2014, 9 5/8% notes due 2018, 8 1/4% notes due 2019 and 9 3/4% notes due 2020 (collectively, the “Notes”). See Note 10—Long-term Debt and Borrowing Arrangements for additional information regarding these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended June 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$890	$444	$—	$1,334
Other	—	—	278	501	(247)	532

Net revenues	—	—	1,168	945	(247)	1,866

Expenses
Operating	1	(4)	591	365	—	953
Vehicle depreciation and lease charges, net	—	—	185	211	(62)	334
Selling, general and administrative	5	—	145	83	—	233
Vehicle interest, net	—	—	64	80	(64)	80
Non-vehicle related depreciation and amortization	—	—	18	11	—	29
Interest expense related to corporate debt, net:
Interest expense	2	64	—	3	—	69
Intercompany interest expense (income)	(5)	(74)	66	13	—	—
Early extinguishment of debt	20	3	—	—	—	23
Restructuring charges	—	—	—	12	—	12
Transaction-related costs	—	—	—	4	—	4

Total expenses	23	(11)	1,069	782	(126)	1,737

Income (loss) before income taxes and equity in earnings of subsidiaries	(23)	11	99	163	(121)	129
Provision for (benefit from) income taxes	(2)	3	36	13	—	50
Equity in earnings (loss) of subsidiaries	100	92	29	—	(221)	—

Net income (loss)	$79	$100	$92	$150	$(342)	$79

Comprehensive income	$32	$55	$46	$107	$(208)	$32

Six Months Ended June 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,677	$825	$—	$2,502
Other	1	—	512	976	(502)	987

Net revenues	1	—	2,189	1,801	(502)	3,489

Expenses
Operating	—	3	1,128	716	—	1,847
Vehicle depreciation and lease charges, net	—	—	383	423	(154)	652
Selling, general and administrative	10	—	282	160	—	452
Vehicle interest, net	—	—	125	154	(126)	153
Non-vehicle related depreciation and amortization	—	1	37	24	—	62
Interest expense related to corporate debt, net:
Interest expense	5	128	—	9	—	142
Intercompany interest expense (income)	(12)	(155)	140	27	—	—
Early extinguishment of debt	39	11	—	—	—	50
Restructuring charges	—	—	—	19	—	19
Transaction-related costs	3	—	—	7	—	10

Total expenses	45	(12)	2,095	1,539	(280)	3,387

Income (loss) before income taxes and equity in earnings of subsidiaries	(44)	12	94	262	(222)	102
Provision for (benefit from) income taxes	(4)	6	34	10	—	46
Equity in earnings (loss) of subsidiaries	96	90	30	—	(216)	—

Net income (loss)	$56	$96	$90	$252	$(438)	$56

Comprehensive income	$53	$95	$88	$254	$(437)	$53

Three Months Ended June 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$867	$167	$—	$1,034
Other	—	—	269	473	(364)	378

Net revenues	—	—	1,136	640	(364)	1,412

Expenses
Operating	1	1	576	147	—	725
Vehicle depreciation and lease charges, net	—	—	209	294	(244)	259
Selling, general and administrative	2	—	142	25	—	169
Vehicle interest, net	—	—	55	47	(34)	68
Non-vehicle related depreciation and amortization	—	—	19	2	—	21
Interest expense related to corporate debt, net:
Interest expense	2	46	—	(1)	—	47
Intercompany interest expense (income)	(3)	(46)	49	—	—	—
Transaction-related costs	34	—	—	—	—	34

Total expenses	36	1	1,050	514	(278)	1,323

Income (loss) before income taxes and equity in earnings of subsidiaries	(36)	(1)	86	126	(86)	89
Provision for (benefit from) income taxes	(11)	—	36	12	—	37
Equity in earnings (loss) of subsidiaries	77	78	28	—	(183)	—

Net income (loss)	$52	$77	$78	$114	$(269)	$52

Comprehensive income	$88	$112	$114	$147	$(373)	$88

Six Months Ended June 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,628	$324	$—	$1,952
Other	—	—	490	879	(675)	694

Net revenues	—	—	2,118	1,203	(675)	2,646

Expenses
Operating	1	3	1,095	284	—	1,383
Vehicle depreciation and lease charges, net	—	—	431	548	(444)	535
Selling, general and administrative	6	—	268	48	—	322
Vehicle interest, net	—	—	115	87	(70)	132
Non-vehicle related depreciation and amortization	—	—	40	4	—	44
Interest expense related to corporate debt, net:
Interest expense	3	92	—	(1)	—	94
Intercompany interest expense (income)	(8)	(92)	100	—	—	—
Transaction-related costs	36	—	—	—	—	36

Total expenses	38	3	2,049	970	(514)	2,546

Income (loss) before income taxes and equity in earnings of subsidiaries	(38)	(3)	69	233	(161)	100
Provision for (benefit from) income taxes	(12)	(1)	32	22	—	41
Equity in earnings (loss) of subsidiaries	85	87	50	—	(222)	—

Net income (loss)	$59	$85	$87	$211	$(383)	$59

Comprehensive income	$115	$139	$141	$264	$(544)	$115

Consolidating Condensed Balance Sheets

As of June 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$39	$2	$410	$—	$454
Receivables, net	—	—	173	465	—	638
Deferred income taxes	8	—	129	3	(23)	117
Other current assets	6	91	74	386	—	557

Total current assets	17	130	378	1,264	(23)	1,766

Property and equipment, net	—	78	279	131	(1)	487
Deferred income taxes	22	228	223	2	—	475
Goodwill	—	—	74	270	—	344
Other intangibles, net	—	43	342	322	—	707
Other non-current assets	110	88	6	88	—	292
Intercompany receivables (payables)	55	1,088	(538)	(605)	—	—
Investment in subsidiaries	529	1,854	3,274	—	(5,657)	—

Total assets exclusive of assets under vehicle programs	733	3,509	4,038	1,472	(5,681)	4,071

Assets under vehicle programs:
Program cash	—	—	—	72	—	72
Vehicles, net	—	5	8	11,259	—	11,272
Receivables from vehicle manufacturers and other	—	—	—	207	—	207
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	361	—	361

	—	5	8	11,899	—	11,912

Total assets	$733	$3,514	$4,046	$13,371	$(5,681)	$15,983

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$5	$(65)	$985	$654	$(23)	$1,556
Short-term debt and current portion of long-term debt	—	13	3	23	—	39

Total current liabilities	5	(52)	988	677	(23)	1,595

Long-term debt	144	2,819	8	1	—	2,972
Other non-current liabilities	106	218	262	356	(1)	941

Total liabilities exclusive of liabilities under vehicle programs	255	2,985	1,258	1,034	(24)	5,508

Liabilities under vehicle programs:
Debt	—	—	—	2,027	—	2,027
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,268	—	6,268
Deferred income taxes	—	—	934	134	—	1,068
Other	—	—	—	634	—	634

	—	—	934	9,063	—	9,997

Total stockholders’ equity	478	529	1,854	3,274	(5,657)	478

Total liabilities and stockholders’ equity	$733	$3,514	$4,046	$13,371	$(5,681)	$15,983

As of December 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$234	$1	$297	$—	$534
Receivables, net	—	61	140	306	—	507
Deferred income taxes	8	—	129	3	(20)	120
Other current assets	7	63	76	251	(17)	380

Total current assets	17	358	346	857	(37)	1,541

Property and equipment, net	—	70	295	128	—	493
Deferred income taxes	36	177	229	2	—	444
Goodwill	—	—	74	279	—	353
Other intangibles, net	—	44	342	327	—	713
Other non-current assets	124	92	5	83	—	304
Intercompany receivables (payables)	348	1,158	(1,071)	(435)	—	—
Investment in subsidiaries	376	1,769	3,192	—	(5,337)	—

Total assets exclusive of assets under vehicle programs	901	3,668	3,412	1,241	(5,374)	3,848

Assets under vehicle programs:
Program cash	—	—	—	11	—	11
Vehicles, net	—	6	4	8,346	—	8,356
Receivables from vehicle manufacturers and other	—	—	—	380	—	380
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	343	—	343

	—	6	4	9,080	—	9,090

Total assets	$901	$3,674	$3,416	$10,321	$(5,374)	$12,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$32	$284	$531	$620	$(34)	$1,433
Short-term debt and current portion of long-term debt	—	8	2	27	—	37

Total current liabilities	32	292	533	647	(34)	1,470

Long-term debt	345	2,814	9	—	—	3,168
Other non-current liabilities	112	211	262	375	—	960

Total liabilities exclusive of liabilities under vehicle programs	489	3,317	804	1,022	(34)	5,598

Liabilities under vehicle programs:
Debt	—	3	—	987	—	990
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,574	—	4,574
Deferred income taxes	—	—	843	139	—	982
Other	—	—	—	382	—	382

	—	3	843	6,082	—	6,928

Total stockholders’ equity	412	354	1,769	3,217	(5,340)	412

Total liabilities and stockholders’ equity	$901	$3,674	$3,416	$10,321	$(5,374)	$12,938

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(45)	$52	$27	$689	$(1)	$722

Investing activities
Property and equipment additions	—	(13)	(16)	(20)	—	(49)
Proceeds received on asset sales	—	4	3	6	—	13
Other, net	4	(2)	(1)	(8)	—	(7)

Net cash provided by (used in) investing activities exclusive of vehicle programs	4	(11)	(14)	(22)	—	(43)

Vehicle programs:
Increase in program cash	—	—	—	(61)	—	(61)
Investment in vehicles	—	(1)	(11)	(6,926)	—	(6,938)
Proceeds received on disposition of vehicles	—	3	1	4,073	—	4,077

	—	2	(10)	(2,914)	—	(2,922)

Net cash provided by (used in) investing activities	4	(9)	(24)	(2,936)	—	(2,965)

Financing activities
Proceeds from long-term borrowings	—	654	—	—	—	654
Principal payments on long-term borrowings	(201)	(651)	(1)	—	—	(853)
Net change in short-term borrowings	—	—	—	(1)	—	(1)
Purchase of warrants	(26)	—	—	—	—	(26)
Proceeds from sale of call options	38	—	—	—	—	38
Net intercompany transactions	231	(232)	(1)	1	1	—
Debt financing fees	—	(9)	—	—	—	(9)

Net cash provided by (used in) financing activities exclusive of vehicle programs	42	(238)	(2)	—	1	(197)

Vehicle programs:
Proceeds from borrowings	—	—	—	7,172	—	7,172
Principal payments on borrowings	—	—	—	(4,802)	—	(4,802)
Debt financing fees	—	—	—	(11)	—	(11)

	—	—	—	2,359	—	2,359

Net cash provided by (used in) financing activities	42	(238)	(2)	2,359	1	2,162
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	1	—	1

Net increase (decrease) in cash and cash equivalents	1	(195)	1	113	—	(80)
Cash and cash equivalents, beginning of period	2	234	1	297	—	534

Cash and cash equivalents, end of period	$3	$39	$2	$410	$—	$454

Six Months Ended June 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$16	$64	$(112)	$545	$189	$702

Investing activities
Property and equipment additions	—	(5)	(9)	(3)	—	(17)
Proceeds received on asset sales	—	4	2	—	—	6
Acquisition-related restricted cash	(401)	—	—	—	—	(401)
Other, net	—	(2)	—	(1)	—	(3)

Net cash provided by (used in) investing activities exclusive of vehicle programs	(401)	(3)	(7)	(4)	—	(415)

Vehicle programs:
Increase in program cash	—	—	—	(71)	—	(71)
Investment in vehicles	—	(9)	(2)	(5,231)	—	(5,242)
Proceeds received on disposition of vehicles	—	8	6	3,025	—	3,039
Investment in debt securities of AESOP-related party	(400)	—	—	—	—	(400)
Proceeds from debt securities of AESOP-related party	400	—	—	—	—	400

	—	(1)	4	(2,277)	—	(2,274)

Net cash provided by (used in) investing activities	(401)	(4)	(3)	(2,281)	—	(2,689)

Financing activities
Principal payments on long-term borrowings	—	(2)	(3)	—	—	(5)
Net intercompany transactions	148	(61)	118	(16)	(189)	—
Debt financing fees	(14)	(16)	—	—	—	(30)
Other, net	1	—	—	—	—	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	135	(79)	115	(16)	(189)	(34)

Vehicle programs:
Proceeds from borrowings	—	—	—	5,974	—	5,974
Principal payments on borrowings	—	—	—	(4,213)	—	(4,213)
Debt financing fees	—	(8)	(1)	(2)	—	(11)

	—	(8)	(1)	1,759	—	1,750

Net cash provided by (used in) financing activities	135	(87)	114	1,743	(189)	1,716

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	(250)	(27)	(1)	12	—	(266)
Cash and cash equivalents, beginning of period	257	513	3	138	—	911

Cash and cash equivalents, end of period	$7	$486	$2	$150	$—	$645

17.	Subsequent Events

During July 2012, the Company’s Avis Budget Rental Car Funding subsidiary issued $690 million in asset-backed notes, to provide funds for the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. The expected final payment date of these notes is March 2018.

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

We operate two of the most recognized brands in the global vehicle rental industry, Avis and Budget. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve, with a fleet of more than 500,000 vehicles. We also license the use of the Avis and Budget trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate the Avis and Budget brands in approximately 175 countries throughout the world.

We categorize our operations into three business segments: North America, consisting of our Avis and Budget car rental operations in the United States and our Avis and Budget vehicle rental operations in Canada; International, consisting of our Avis and Budget vehicle operations in Europe, the Middle East, Asia, Africa, South America, central America, the Caribbean, Australia and New Zealand; and Truck Rental, consisting of our Budget truck rental operations in the United States. Our International segment includes operational and financial results of Avis Europe plc (“Avis Europe”) since our October 2011 acquisition of such business.

Our revenues are derived principally from car and truck rentals in our Company-owned operations and include (i) time and mileage (“T&M”) fees charged to our customers for vehicle rentals, (ii) reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations, (iii) sales of loss damage waivers and insurance and rentals of navigation units and other items in conjunction with vehicle rentals and (iv) royalty revenue from our licensees in conjunction with their vehicle rental transactions.

Our operating results are subject to variability due to seasonality, macroeconomic conditions and other factors. Car rental volumes tend to be associated with the travel industry, particularly airline passenger volumes, or enplanements, which in turn tend to reflect general economic conditions. Our vehicle rental operations are also seasonal, with the third quarter of the year historically having been our strongest due to the increased level of leisure travel during such quarter. We expect the results of Avis Europe will be seasonal, with substantially all of Avis Europe’s contribution to Adjusted EBITDA occurring in the second and third quarters of the year. We have a partially variable cost structure and routinely adjust the size, and therefore, the cost of our rental fleet in response to fluctuations in demand.

Thus far in 2012, we have faced an uneven macroeconomic environment. Our rental volumes in North America have increased amid a modest economic recovery, while rental revenues in Europe have been constrained by an economic recession and socio-political issues there. In addition, we have elected to incur certain restructuring and other expenses as we work to integrate the operations of Avis Europe and to gain operational efficiencies.

We believe that the following factors, among others, have impacted our financial condition and results of operations:

•	Worldwide enplanements;

•	Fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	Changes in per-unit fleet costs and in conditions in the used vehicle marketplace and/or the value of used vehicles;

•	Changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	Our 2011 acquisition of Avis Europe and our integration of its operations and realization of synergies;

•	Changes in the price or availability of unleaded gasoline;

•	Changes in currency exchange rates; and

•	Demand for truck rentals.

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

RESULTS OF OPERATIONS

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. Our revenues and expenses have increased significantly in the first six months of 2012 compared to the first six months of 2011 primarily due to our acquisition of Avis Europe, which was a separate, publicly traded company domiciled in the United Kingdom, in October 2011.

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

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Our consolidated results of operations comprised the following:

	Three Months Ended June 30,
	2012	2011	Change
Net revenues	$1,866	$1,412	$454
Total expenses	1,737	1,323	414

Income before income taxes	129	89	40
Provision for income taxes	50	37	13

Net income	$79	$52	$27

During second quarter 2012, our net revenues increased $454 million (32%), with most of our revenue growth due to the acquisition of Avis Europe in fourth quarter 2011 and the inclusion of its revenue in our results. T&M revenue increased by 29% driven by 6% growth in North America rental days and 377% growth in International rental days. The growth in revenues also includes a 41% increase in our ancillary revenues, such as sales of loss damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers, and a $7 million unfavorable effect related to the translation of our international results into U.S. dollars. Excluding the acquisition of Avis Europe, net revenues increased 3% during second quarter 2012, primarily driven by a 5% increase in rental days and partially offset by a 3% decrease in pricing.

Total expenses increased $414 million (31%) with substantially all of the increase due to the inclusion of the operating results of Avis Europe. The increase was attributable to (i) a $228 million (31%) increase in our direct operating expenses largely resulting from costs associated with the 35% increase in total rental days; (ii) a $75 million (29%) increase in vehicle depreciation and lease charges resulting from a 35% increase in our rental fleet, partially offset by a 5% decline in our per-unit fleet costs; (iii) a $64 million (38%) increase in selling, general and administrative expenses primarily because of the Avis Europe acquisition, as well as increased agency commissions and other costs related to higher rental volumes; (iv) $23 million of expense in second quarter 2012 for the early extinguishment of a portion of our corporate debt; (v) a $22 million increase in interest expense on corporate debt due to increased indebtedness, primarily related to the acquisition of Avis Europe; (vi) a $12 million (18%) increase in vehicle interest expense related to the growth in our rental fleet; and (vii) $12 million in restructuring charges. These increases were partially offset by a $30 million decrease in transaction-related costs, which for 2012 related to the integration of the operations of Avis Europe, and which for 2011 related to due-diligence and other costs associated with the acquisition of Avis Europe and our previous efforts to acquire Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”). Our expenses also include an $8 million favorable impact from foreign-currency exchange rates. As a result of these items, and a $13 million increase in our provision for income taxes, we generated a $27 million increase in our net income. Our effective tax rates were provisions of 39% and 42% for second quarter 2012 and 2011, respectively.

In the three months ended June 30, 2012, operating expenses declined to 51.1% of revenue, compared to 51.3% in the prior-year period. Operating expenses remained consistent as percentage of revenue in North America, but decreased as a percentage of revenue in our International segment due to the inclusion in 2012 of the results of Avis Europe, which has a lower level of operating expenses as a percentage of revenue in the second quarter. Our efforts to reduce costs helped keep operating costs constant as a percentage of revenue in North America in an environment where our time and mileage revenue per rental day declined 3% (2% on a constant-currency basis).

Vehicle depreciation and lease costs declined to 17.9% of revenue from 18.3% in second quarter 2011 primarily due to lower per-unit fleet costs in North America amid robust used-car residual values. Selling, general and administrative costs increased to 12.5% of revenue, versus 12.0% in the three months ended June 30, 2011. This increase was due in part to the inclusion in 2012 of the results of Avis Europe, which generally has a higher level of selling, general and administrative costs than our North America operations, and due in part to increased sales and marketing expenses in North America. Vehicle interest costs declined to 4.3% of revenue, compared to 4.8% in the prior-year period, principally due to lower borrowing rates.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2012	2011	% Change	2012	2011	% Change
North America	$1,184	$1,150	3%	$184	$156	18%
International	579	159	264%	59	20	195%
Truck Rental	103	103	0%	17	18	(6%)
Corporate and Other (a)	—	—	*	(6)	(3)	*

Total Company	$1,866	$1,412	32%	254	191	33%

Less: Non-vehicle related depreciation and amortization				29	21
Interest expense related to corporate debt, net:
Interest expense				69	47
Early extinguishment of debt				23	—
Transaction-related costs (b)				4	34

Income before income taxes				$129	$89

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

For 2012, includes $4 million in costs primarily related to the integration of the operations of Avis Europe and for 2011, includes $34 million in costs related to our acquisition of Avis Europe and our previous efforts to acquire Dollar Thrifty.

North America

Revenues and Adjusted EBITDA increased $34 million (3%) and $28 million (18%), respectively, during second quarter 2012 compared with second quarter 2011. Revenues increased primarily due to higher rental volumes, partially offset by decreased pricing. The increase in Adjusted EBITDA was primarily due to higher revenue and lower fleet costs.

The revenue increase of $34 million was comprised of a $26 million (3%) increase in T&M revenue and an $8 million (3%) increase in ancillary revenues. The increase in T&M revenue was principally the result of a 6% increase in rental days, partially offset by a 3% decrease in T&M revenue per day (2% on a constant-currency basis). The increase in ancillary revenues primarily reflects increases in sales of loss damage waivers, insurance products and other items.

Adjusted EBITDA reflected a $24 million (3%) increase in operating expenses, primarily related to (i) a $7 million (15%) increase in gasoline expense, including costs related to our gasoline hedges, (ii) a $6 million (3%) increase in employee costs, rents, and other costs related primarily to increased staffing levels due to volume and inflationary increases, (iii) a $4 million (3%) increase in selling, general and administrative expenses principally due to increased rental volumes, (iv) a $5 million (2%) increase in certain other expenses related to increased volumes, including agency operator commissions, shuttling, credit card fees and other related costs and (v) a $3 million (4%) increase in vehicle interest expense primarily due to our increased car rental fleet. These increases were offset by an $18 million (8%) reduction in fleet depreciation and lease charges, reflecting a 13% improvement in per-unit fleet costs, partially offset by a 5% increase in the average size of our car rental fleet.

In the three months ended June 30, 2012, direct operating expenses were 50.2% of revenue, consistent with the prior-year period due primarily to our cost reduction efforts in an environment where our time and mileage revenue per day declined. Vehicle depreciation and lease costs declined to 16.6% of revenue from 18.6% in second quarter 2011 primarily due to lower per-unit fleet costs amid continued strong used-car residual values. Selling, general and administrative costs remained consistent with the prior year period at 11.9% of revenue, reflecting increased sales and marketing spending offset by cost-reduction measures.

International

Revenues increased $420 million (264%) and Adjusted EBITDA increased $39 million (195%) in second quarter 2012 compared to second quarter 2011 primarily due to the acquisition of Avis Europe during fourth quarter 2011. The Avis Europe acquisition contributed $417 million to revenue and $34 million to Adjusted EBITDA in second quarter 2012, including $12 million in restructuring costs. Excluding the acquisition, revenues increased 4% and Adjusted EBITDA increased 30% in second quarter 2012 compared with second quarter 2011.

The revenue increase of $420 million was comprised of a $276 million (273%) increase in T&M revenue and a $144 million (248%) increase in ancillary revenues. The total increase in revenue includes a $7 million decrease related to currency exchange rates, impacting T&M revenue by $4 million and ancillary revenues by $3 million. The effect of currency exchange rates on revenue was completely offset in Adjusted EBITDA by the favorable impact of exchange rates on expenses of $8 million, including a $2 million gain on our currency hedges. The increase in T&M revenue was principally driven by a 377% increase in rental days, mainly due to the inclusion of the operations of Avis Europe, partially offset by a 22% decrease in T&M revenue per rental day, which was entirely due to the acquisition of Avis Europe and currency exchange-rate effects. The increase in ancillary revenues, which was also primarily due to the acquisition of Avis Europe, reflects (i) a $96 million increase from GPS rentals, sales of loss damage waivers, insurance products and other items, (ii) a $28 million increase in airport concession and vehicle licensing revenues, which was largely offset in Adjusted EBITDA by $24 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) a $20 million increase in gasoline sales, which was partially offset in Adjusted EBITDA by $14 million higher gasoline expense.

Adjusted EBITDA reflected a $248 million (318%) increase in operating expenses and a $95 million (300%) increase in fleet depreciation and lease charges. These increases were principally due to the acquisition of Avis Europe, which added to our operating locations, headcount, fleet and other operating expenses, including $12 million in restructuring charges, as well as increased advertising, marketing and sales commissions, and inflationary increases in rent, partially offset by 9% lower per-unit fleet costs.

Truck Rental

Revenues remained level and Adjusted EBITDA decreased $1 million in second quarter 2012 compared with second quarter 2011. Adjusted EBITDA decreased primarily due to increased vehicle maintenance costs.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2012	2011	Change
Net revenues	$3,489	$2,646	$843
Total expenses	3,387	2,546	841

Income before income taxes	102	100	2
Provision for income taxes	46	41	5

Net income	$56	$59	$(3)

During the six months ended June 30, 2012, our net revenues increased $843 million (32%), with approximately 85% of our revenue growth due to the acquisition of Avis Europe in fourth quarter 2011 and the inclusion of its operations in our results. T&M revenue increased by 28% driven by 6% growth in North America rental days and 317% growth in International rental days. The growth in revenues also includes a 42% increase in our ancillary revenues, such as sales of loss damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers as well as a $2 million favorable impact from currency exchange rates. Excluding the acquisition, net revenues increased 4% during the six months ended June 30, 2012, primarily due to a 6% increase in rental days.

Total expenses increased $841 million (33%), with approximately 90% of the increase due to including the results of Avis Europe. The total expense increase was attributable to (i) a $464 million (34%) increase in our direct operating expenses largely resulting from the 34% increase in total rental days; (ii) a $130 million (40%) increase in selling, general and administrative expenses primarily because of the Avis Europe acquisition, as well as increased agency commissions and other costs related to higher rental volumes; (iii) a $117 million (22%) increase in vehicle depreciation and lease charges resulting from a 35% increase in our rental fleet, partially offset by a 10% decline in our per-unit fleet costs; (iv) a $48 million increase in interest expense on corporate debt due to increased indebtedness, primarily related to the acquisition of Avis Europe; (v) $50 million of expense for the early extinguishment of a portion of our corporate debt; (vi) a $21 million increase in vehicle interest expense related to increased fleet levels; and (vii) $19 million in restructuring charges. These expense increases were partially offset by a $26 million decrease in transaction-related costs, which for 2012 related to the integration of the operations of Avis Europe and which for 2011 related to due-diligence and other costs associated with our fourth quarter 2011 acquisition of Avis Europe and our previous efforts to acquire Dollar Thrifty. Our expenses were not materially impacted by currency exchange rates. As a result of these items, and a $5 million increase in our provision for income taxes, our net income decreased $3 million. Our effective tax rates were provisions of 45% and 41% for the six months ended June 30, 2012 and 2011, respectively.

In the six months ended June 30, 2012, operating expenses increased to 52.9% of revenue versus 52.3% in the prior-year period. Operating expenses decreased slightly as a percentage of revenue in North America, but increased as a percentage of revenue in our International segment due to the inclusion of the results of Avis Europe, which has a higher level of operating expenses as a percentage of revenue in the first half of the year. Our efforts to control costs contributed to lower operating costs as a percentage of revenue in North America in an environment where our time and mileage revenue per rental day declined 3%.

Vehicle depreciation and lease costs declined to 18.7% of revenue in first half of 2012 primarily due to lower per-unit fleet costs in North America amid robust used-car residual values. Selling, general and administrative costs increased to 13.0% of revenue, versus 12.2% in the six months ended June 30, 2011. Such increase was due in part to the inclusion in 2012 of the results of Avis Europe, which generally has a higher level of selling, general and administrative costs than our North America operations, and due in part to increased sales and marketing expenses in North America. Vehicle interest costs declined to 4.4% of revenue, compared to 5.0% in the prior-year period, principally due to lower borrowing rates.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2012	2011	% Change	2012	2011	% Change
North America	$2,222	$2,148	3%	$277	$210	32%
International	1,089	320	240%	81	53	53%
Truck Rental	177	178	(1%)	18	18	0%
Corporate and Other (a)	1	—	*	(10)	(7)	*

Total Company	$3,489	$2,646	32%	366	274	34%

Less: Non-vehicle related depreciation and amortization				62	44
Interest expense related to corporate debt, net:
Interest expense				142	94
Early extinguishment of debt				50	—
Transaction-related costs (b)				10	36

Income before income taxes				$102	$100

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

For 2012, includes $10 million in costs primarily related to the integration of the operations of Avis Europe and for 2011, includes $36 million in costs related to our acquisition of Avis Europe and our previous efforts to acquire Dollar Thrifty.

North America

Revenues and Adjusted EBITDA increased $74 million (3%) and $67 million (32%), respectively, during the six months ended June 30, 2012 compared with the same period in 2011. Revenues increased primarily due to higher rental volumes, partially offset by decreased pricing. The increase in Adjusted EBITDA was primarily due to higher revenue and lower fleet costs.

The revenue increase of $74 million was comprised of a $48 million (3%) increase in T&M revenue and a $26 million (5%) increase in ancillary revenues. The increase in T&M revenue was principally the result of a 6% increase in rental days, partially offset by a 3% decrease in T&M revenue per day. The $26 million increase in ancillary revenues primarily reflects a $18 million increase in ancillary revenues from sales of loss damage waivers and insurance products, emergency road service and other items, reflecting a 1% increase on a per-rental-day basis, and an $8 million increase in airport concession and vehicle licensing revenue, which was completely offset in Adjusted EBITDA by $8 million higher airport concession and vehicle licensing fees remitted to airport and other regulatory agencies.

Adjusted EBITDA reflected a $48 million (4%) increase in operating expenses, primarily related to (i) a $14 million (5%) increase in selling, general and administrative expenses principally due to increased rental volumes, (ii) an $11 million (3%) increase in employee costs, rents and other expenses related primarily to increased staffing levels due to volume and inflationary increases, (iii) a $10 million (2%) increase in certain other expenses related to increased volumes, including agency operator commissions, shuttling, credit card fees and related costs, (iv) a $7 million (6%) increase in vehicle interest expense primarily due to our increased car rental fleet and (v) a $6 million (8%) increase in gasoline expense, including costs related to our gasoline hedges. These expense increases were offset by a $49 million (11%) reduction in fleet depreciation and lease charges, reflecting a 17% improvement in per-unit fleet costs, partially offset by a 7% increase in the average size of our car rental fleet.

In the six months ended June 30, 2012, direct operating expenses decreased to 51.4% of revenue versus 51.6% in the prior-year period, highlighting our cost-reduction efforts in an environment where our time and mileage costs declined. Vehicle depreciation and lease charges declined to 17.9% of revenue in the first half of 2012 from 20.8% primarily due to lower per-unit fleet costs amid continued strong used-car residual values. Selling, general and administrative expenses increased to 12.3% of revenue, versus 12.1% in the six months ended June 30, 2011, due primarily to increased sales and marketing expenditures.

International

Revenues and Adjusted EBITDA increased $769 million (240%) and $28 million (53%), respectively, in the six months ended June 30, 2012 compared with the six months ended 2011 primarily due to the acquisition of Avis Europe during fourth quarter 2011. The Avis Europe acquisition contributed $745 million to revenue and $22 million to Adjusted EBITDA in the six months ended June 30, 2012, including $19 million in restructuring costs. Excluding the acquisition, revenues increased 10% and Adjusted EBITDA increased 17% during the six months ended June 30, 2012, due to a 5% increase in rental days.

The revenue increase of $769 million was comprised of a $503 million (242%) increase in T&M revenue and a $266 million (238%) increase in ancillary revenues. The total increase in revenue includes a $2 million increase related to currency exchange rates, impacting T&M revenue by $1 million and ancillary revenues by $1 million. The increase in T&M revenue was principally driven by a 317% increase in rental days, mainly due to the inclusion of the operations of Avis Europe, partially offset by an 18% decrease in T&M revenue per rental day, which was entirely due to the acquisition of Avis Europe. The increase in ancillary revenues reflects (i) a $172 million increase from GPS rentals, sales of loss damage waivers, insurance products and other items, (ii) a $57 million increase in airport concession and vehicle licensing revenues, which was primarily offset in Adjusted EBITDA by $47 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) a $37 million increase in gasoline sales, which was principally offset in Adjusted EBITDA by $27 million higher gasoline expense.

Adjusted EBITDA reflected a $497 million (337%) increase in operating expenses, and a $170 million (270%) increase in fleet depreciation and lease charges. These increases were principally due to our October 2011 acquisition of Avis Europe, which added to our operating locations, headcount, fleet and other operating expenses, including $19 million in restructuring charges, as well as increased advertising, marketing and sales commissions, and inflationary increases in rent, partially offset by 7% lower per-unit fleet costs.

Truck Rental

Revenues decreased by $1 million and Adjusted EBITDA remained level in the six months ended June 30, 2012 compared with the six months ended June 30, 2011. A 3% increase in T&M revenue per day was offset by a 3% decrease in rental days.

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

FINANCIAL CONDITION

	June 30, 2012	December 31, 2011	Change
Total assets exclusive of assets under vehicle programs	$4,071	$3,848	$223
Total liabilities exclusive of liabilities under vehicle programs	5,508	5,598	(90)
Assets under vehicle programs	11,912	9,090	2,822
Liabilities under vehicle programs	9,997	6,928	3,069
Stockholders’ equity	478	412	66

Total assets exclusive of assets under vehicle programs increased $223 million primarily due to a $177 million increase in other current assets, largely related to an increase in sales and use tax receivables for taxes paid that are recoverable from government agencies, and a $131 million increase in accounts receivable, due to increased rental volumes These increases were partially offset by an $80 million decrease in cash and cash equivalents from December 31, 2011 to June 30, 2012. See “Liquidity and Capital Resources—Cash Flows”.

Total liabilities exclusive of liabilities under vehicle programs decreased $90 million primarily due to a net repayment of corporate debt. See “Liquidity and Capital Resources—Debt and Financing Arrangements” regarding the changes in our corporate financings.

Assets under vehicle programs increased approximately $2.8 billion principally related to the seasonal increase in the size of our vehicle rental fleet from December 31, 2011.

Liabilities under vehicle programs increased approximately $3.1 billion, reflecting additional borrowing to support the increase in our vehicle rental fleet. See “Liquidity and Capital Resources—Debt and Financing Arrangements” regarding the change in our debt related to vehicle programs.

Total stockholders’ equity increased $66 million primarily due to net income of $56 million for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the six months ended June 30, 2012, we completed several financing transactions which reduced our corporate indebtedness by $194 million. We borrowed $500 million under a floating rate term loan due 2019, issued an additional $125 million of our 8 1/4% notes due 2019 at 103.5% of par and borrowed an additional $30 million under our floating rate term loan due 2016. We repaid our $267 million floating rate term loan due 2014, $180 million of our floating rate term loan due 2018 and $200 million of our 7 5/8% notes due 2014, and we repurchased $201 million of our 3 1/2% convertible notes due 2014.

During the six months ended June 30, 2012, we also increased our borrowings under vehicle programs to fund an increase in our rental fleet in order to accommodate seasonal increase in rental demand.

CASH FLOWS

As of June 30, 2012, we had $454 million of cash on hand, a decrease of $80 million from $534 million at December 31, 2011. Our corporate indebtedness declined by $194 million from December 31, 2011 to June 30, 2012. The following table summarizes our cash flows:

	Six Months Ended June 30,
	2012	2011	Change
Cash provided by (used in):
Operating activities	$722	$702	$20
Investing activities	(2,965)	(2,689)	(276)
Financing activities	2,162	1,716	446
Effect of exchange rate changes	1	5	(4)

Net change in cash and cash equivalents	$(80)	$(266)	$186

During the six months ended June 30, 2012, we generated $20 million more cash from operating activities compared with the same period in 2011 primarily due to improved operating results.

We used $276 million more cash in investing activities during the six months ended June 30, 2012 compared with the same period in 2011. This change primarily reflects the activities of our vehicle programs in which we used approximately $1.7 billion more cash to purchase vehicles in the current year and also received approximately $1.0 billion more cash on the disposition of vehicles, the majority of this activity was related to the inclusion of Avis Europe in our results for the six months ended June 30, 2012. Additionally, restricted cash decreased $401 million related to our acquisition of Avis Europe.

We generated $446 million more cash from financing activities during the six months ended June 30, 2012 compared with the same period in 2011. This change primarily reflects a $609 million net increase in cash provided under our vehicle programs’ financing activities primarily due to increased borrowings to fund a seasonal increase in our vehicle rental fleet, and a $163 million net increase in cash used for the net repayment of corporate borrowings and related activity.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2012, we had approximately $11.3 billion of indebtedness (including corporate indebtedness of approximately $3.0 billion and debt under vehicle programs of approximately $8.3 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of June 30, 2012	As of December 31, 2011	Change
Floating rate term loan (a)	April 2014	$—	$267	$(267)
Floating rate notes (b)	May 2014	250	250	—
7 5/8% notes	May 2014	—	200	(200)
3 1/2% convertible notes (c)	October 2014	144	345	(201)
Floating rate term loan (a) (d)	May 2016	50	20	30
7 3/4% notes	May 2016	375	375	—
9 5/8% notes	March 2018	445	445	—
Floating rate term loan (a) (d)	September 2018	234	412	(178)
8 1/4% notes	January 2019	731	602	129
Floating rate term loan (a) (e)	March 2019	494	—	494
9 3/4% notes	March 2020	250	250	—

		2,973	3,166	(193)
Other		38	39	(1)

		$3,011	$3,205	$(194)

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

(b)	As of June 30, 2012, the floating rate notes due 2014 bear interest at three-month LIBOR plus 250 basis points, for an aggregate rate of 2.97%.
(c)	The 3 1/2% convertible notes due 2014 are convertible by the holders into approximately 9 million shares of our common stock as of June 30, 2012.
(d)

As of June 30, 2012, the floating rate term loan due 2016 bears interest at three-month LIBOR plus 300 basis points, for an aggregate rate of 3.47% and the floating rate term loan due 2018 bears interest at the greater of three-month LIBOR or 1.25%, plus 500 basis points, for an aggregate rate of 6.25%.

(e)	As of June 30, 2012 the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 1.0%, plus 325 basis points, for an aggregate rate of 4.25%.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of June 30, 2012	As of December 31, 2011	Change
Debt due to Avis Budget Rental Car Funding (a)	$6,268	$4,574	$1,694
Budget Truck funding program	293	188	105
Capital leases	528	348	180
Other (b)	1,206	454	752

	$8,295	$5,564	$2,731

(a)	The increase reflects increased borrowings to fund an increase in the size of our U.S. car rental fleet.
(b)	The increase principally reflects increased borrowings to fund an increase in the size of our international vehicle rental fleet.

As of June 30, 2012, the committed credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,435	$—	$1,026	$409
Other facilities (b)	13	6	—	7

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

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.75% to 5.69% as of June 30, 2012.

The following table presents available funding under our debt arrangements related to our vehicle programs at June 30, 2012:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,178	$6,268	$910
Budget Truck financing (c)	308	293	15
Capital leases	578	528	50
Other (d)	1,483	1,206	277

	$9,547	$8,295	$1,252

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $7.9 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $432 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $2.5 billion of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of June 30, 2012 can be found in Notes 10 and 11 to our Consolidated Condensed Financial Statements.

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

As discussed above, as of June 30, 2012, we have cash and cash equivalents of $454 million, available borrowing capacity under our revolving credit facility of $409 million and available capacity under our vehicle programs of approximately $1.3 billion.

Our liquidity position may be negatively affected by financial market disruptions or a downturn in the global economy, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. A downturn in the global economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, PSA Peugeot-Citroën, Volkswagen Group, Toyota Motor Corporation, Kia Motors America, Inc. or Renault S.A., being unable or unwilling to honor obligations under the contracts we have with such manufacturers, including repurchase or guaranteed depreciation obligations related to program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market and (v) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement and related agreements.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings. The financial covenants of our senior credit facility include maximum leverage and minimum coverage ratio requirements. As of June 30, 2012, we were in compliance with the financial covenants in our senior credit facility. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2011 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2011 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.0 billion from December 31, 2011 to approximately $3.2 billion at June 30, 2012. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We manage our exposure to market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, particularly swap contracts, futures and options contracts, to manage and reduce the interest rate risk related to our debt; foreign currency forwards to manage and reduce currency exchange-rate risk; and derivative commodity instruments to manage and reduce the risk of changing unleaded gasoline prices.

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

Currency Risk Management

We have currency exchange rate exposure to exchange rate fluctuations worldwide and particularly with respect to the Australian, Canadian and New Zealand dollars, the Euro and the British pound sterling. We use currency forward contracts and currency swaps to manage exchange rate risk that arises from certain intercompany transactions, and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Our foreign currency forward contracts are often not designated as hedges and therefore changes in the fair value of these derivatives are recognized in earnings as they occur. We anticipate that such currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. Based on our currency forward contracts as of June 30, 2012, we estimate that a 10% change in currency exchange rates would not have a material impact on our earnings. Because gains or losses related to currency forward contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these currency forward contracts and the underlying exposures do not create a material impact to our results of operations, balance sheet or liquidity.

Interest Rate Risk Management

Our primary interest rate exposure at June 30, 2012 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of June 30, 2012, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our results of operations, balance sheet or liquidity.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended June 30, 2012.

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

AVIS BUDGET GROUP, INC.

Date: August 8, 2012

/s/ David B. Wyshner
David B. Wyshner
Senior Executive Vice President and
Chief Financial Officer

Date: August 8, 2012

/s/ Izilda P. Martins
Izilda P. Martins
Vice President and
Acting Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

10.1	Avis Budget Group, Inc. Amended and Restated 2007 Equity and Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated April 17, 2012).*

10.2	Third Amendment, dated as of May 25, 2012, to the Amended and Restated Credit Agreement dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time parties thereto, J.P. Morgan Securities LLC, Bank Of America Merrill Lynch, Barclays Bank PLC, Deutsche Bank Securities, acting as joint lead arrangers and bookrunners.

10.3	Incremental Commitment Agreement, dated as of June 1, 2012, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, KBC Bank N.V., as Incremental Lender and JPMorgan Chase Bank, N.A., as administrative agent.

10.4	Second Amendment and Restatement Agreement, dated May 18, 2012, among Avis Finance Company Limited, Avis Budget Car Rental, LLC, Credit Agricole Corporate and Investment Bank and the lenders party thereto, relating to the Avis Europe Interim Fleet Financing Facility Agreement dated as of October 20, 2011 among Avis Budget Car Rental, LLC, Avis Budget EMEA Limited, Avis Finance Company plc, certain borrowers and guarantors party thereto, Credit Agricole Corporate and Investment Bank as mandated lead arranger, facility agent and security agent, and the other lenders party thereto.

10.5	Amendment No. 1 to Series 2012-1 Supplement, dated May 14, 2012, between Centre Point Funding, LLC, as issuer, Budget Truck Rental LLC, as administrator, Deutsche Bank Securities Inc., as administrative agent, Deutsche Bank Trust Company Americas, as a Non-Conduit Purchaser, Windmill Funding Corporation, as a CP Conduit Purchaser, The Royal Bank of Scotland plc, as a Funding Agent and an APA Bank, and the Bank of New York Mellon Trust Company, N.A., in its capacities as Trustee, Series 2012-1 Agent and Securities Intermediary.

10.6	Amendment No. 2 to Series 2012-1 Supplement, dated July 31, 2012, between Centre Point Funding, LLC, as issuer, Budget Truck Rental LLC, as administrator, Deutsche Bank Securities Inc., as administrative agent, Deutsche Bank Trust Company Americas, as a Non-Conduit Purchaser, Windmill Funding Corporation, as a CP Conduit Purchaser, The Royal Bank of Scotland plc, as a Funding Agent and an APA Bank, and the Bank of New York Mellon Trust Company, N.A., in its capacities as Trustee, Series 2012-1 Agent and Securities Intermediary.

10.7	Series 2012-3 Supplement, dated as of July 31, 2012, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2012-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 3, 2012).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes management contract or compensatory plan.