Form 10-Q
period 2012-09-30
AVIS BUDGET GROUP, INC.
filed 2012-11-09
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the issuer’s common stock was 106,431,978 shares as of October 31, 2012.

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

•	a change in travel demand, including any reduction in airline passenger traffic;

•	any change in economic conditions generally, particularly during our peak season or in key market segments;

•	our ability to continue to achieve and maintain cost savings and successfully implement our business strategies;

•	our ability to obtain financing for our operations, including the funding of our vehicle fleet via the asset-backed securities and lending market consistent with current costs;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the locations in which we operate;

•	our dependence on third-party distribution channels, third-party suppliers of other services and co-marketing arrangements with third parties;

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

•	any impact on us from the actions of our licensees, dealers and independent contractors;

•	substantial increases in the cost, or decreases in the supply, of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business;

•	risks related to our indebtedness, including our substantial outstanding debt obligations and our ability to incur substantially more debt;

•	our ability to meet the financial and other covenants contained in the agreements governing our indebtedness;

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

•

risks related to completed or future acquisitions or investments that we may pursue, including any incurrence of incremental indebtedness to help fund such transactions and our ability to promptly and effectively integrate any acquired businesses; and

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Vehicle rental	$1,582	$1,211	$4,084	$3,163
Other	588	412	1,575	1,106

Net revenues	2,170	1,623	5,659	4,269

Expenses
Operating	1,036	783	2,882	2,166
Vehicle depreciation and lease charges, net	436	304	1,088	840
Selling, general and administrative	244	190	696	511
Vehicle interest, net	77	74	231	205
Non-vehicle related depreciation and amortization	30	22	92	65
Interest expense related to corporate debt, net:
Interest expense	67	48	208	143
Early extinguishment of debt	2	—	52	—
Transaction-related costs	11	66	21	102
Restructuring expense	7	—	26	1

Total expenses	1,910	1,487	5,296	4,033

Income before income taxes	260	136	363	236
Provision for (benefit from) income taxes	(20)	54	27	95

Net income	$280	$82	$336	$141

Comprehensive income	$308	$15	$361	$130

Earnings per share
Basic	$2.62	$0.78	$3.16	$1.34
Diluted	$2.38	$0.65	$2.77	$1.14

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$554	$534
Receivables	640	507
Deferred income taxes	205	120
Other current assets	527	380

Total current assets	1,926	1,541

Property and equipment, net	499	493
Deferred income taxes	1,265	444
Goodwill	348	353
Other intangibles, net	708	713
Other non-current assets	249	304

Total assets exclusive of assets under vehicle programs	4,995	3,848

Assets under vehicle programs:
Program cash	101	11
Vehicles, net	10,343	8,356
Receivables from vehicle manufacturers and other	575	380
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	343

	11,381	9,090

Total assets	$16,376	$12,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,576	$1,433
Short-term debt and current portion of long-term debt	81	37

Total current liabilities	1,657	1,470

Long-term debt	2,886	3,168
Other non-current liabilities	843	960

Total liabilities exclusive of liabilities under vehicle programs	5,386	5,598

Liabilities under vehicle programs:
Debt	2,062	990
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,813	4,574
Deferred income taxes	2,017	982
Other	307	382

	10,199	6,928

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 million shares; issued 137,067,601 and 137,028,464 shares	1	1
Additional paid-in capital	8,232	8,532
Accumulated deficit	(2,330)	(2,666)
Accumulated other comprehensive income	103	78
Treasury stock, at cost—30,183,995 and 31,551,170 shares	(5,215)	(5,533)

Total stockholders’ equity	791	412

Total liabilities and stockholders’ equity	$16,376	$12,938

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$336	$141

Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,100	1,034
Gain on sale of vehicles, net	(107)	(224)
Non-vehicle related depreciation and amortization	92	65
Amortization of debt financing fees	43	67
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(146)	(36)
Income taxes and deferred income taxes	(12)	58
Accounts payable and other current liabilities	28	83
Other, net	190	84

Net cash provided by operating activities	1,524	1,272

Investing activities
Property and equipment additions	(82)	(30)
Proceeds received on asset sales	16	9
Acquisition-related restricted cash	—	(401)
Other, net	(30)	(11)

Net cash used in investing activities exclusive of vehicle programs	(96)	(433)

Vehicle programs:
Increase in program cash	(90)	(19)
Investment in vehicles	(8,962)	(6,701)
Proceeds received on disposition of vehicles	6,136	4,379
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	(400)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	400

	(2,916)	(2,341)

Net cash used in investing activities	(3,012)	(2,774)

Avis Budget Group, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Nine Months Ended September 30,
	2012	2011
Financing activities
Proceeds from long-term borrowings	654	—
Principal payments on long-term borrowings	(907)	(6)
Net change in short-term borrowings	1	—
Purchases of warrants	(26)	—
Proceeds from sale of call options	38	—
Debt financing fees	(11)	(33)
Other, net	1	1

Net cash used in financing activities exclusive of vehicle programs	(250)	(38)

Vehicle programs:
Proceeds from borrowings	9,238	8,235
Principal payments on borrowings	(7,467)	(6,568)
Debt financing fees	(18)	(20)

	1,753	1,647

Net cash provided by financing activities	1,503	1,609

Effect of changes in exchange rates on cash and cash equivalents	5	(16)

Net increase in cash and cash equivalents	20	91
Cash and cash equivalents, beginning of period	534	911

Cash and cash equivalents, end of period	$554	$1,002

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

Transaction-related Costs. The Company completed the acquisition of Avis Europe plc (“Avis Europe”) on October 3, 2011. During the three and nine months ended September 30, 2012, transaction-related costs primarily include expenses related to the integration of Avis Europe’s operations with the Company’s. In the three and nine months ended September 30, 2011, transaction-related costs include due-diligence and other costs associated with the Company’s agreement to acquire Avis Europe and its previous efforts to acquire Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”).

Foreign-currency Transactions. The Company records the net gain or loss of foreign-currency transactions on certain intercompany loans and the unrealized gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three and nine months ended September 30, 2012, the Company recorded losses of $3 million and $12 million, respectively, on such items. There were no such items in the three and nine months ended September 30, 2011.

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

During fourth quarter 2011, subsequent to the acquisition of Avis Europe, the Company implemented a restructuring initiative, to identify synergies across the Company, enhance organizational efficiencies and consolidate and rationalize processes and facilities. During the nine months ended September 30, 2012, as part of this process, the Company formally communicated the termination of employment to approximately 350 employees and recorded $26 million of expenses in connection with these initiatives. These expenses primarily represent costs associated with severance, outplacement services and other costs associated with employee terminations. As of September 30, 2012, the Company has terminated substantially all of these employees. The Company expects further restructuring expenses of approximately $40 million to be incurred through 2013.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reportable segments and by category for restructuring expenses and corresponding payments and utilizations:

	North America	International	Total
Balance as of January 1, 2012	$1	$1	$2
Restructuring expense	1	25	26
Cash payment/utilization	(1)	(16)	(17)

Balance as of September 30, 2012	$1	$10	$11

	Personnel Related	Facility Related	Total
Balance as of January 1, 2012	$1	$1	$2
Restructuring expense	26	—	26
Cash payment/utilization	(17)	—	(17)

Balance as of September 30, 2012	$10	$1	$11

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income for basic EPS	$280	$82	$336	$141
Convertible note interest, net of tax	1	2	4	5

Net income for diluted EPS	281	84	340	146

Basic weighted average shares outstanding	106.8	105.4	106.5	105.1
Options, warrants and non-vested stock	2.3	2.3	2.2	2.6
Convertible debt	8.9	21.2	14.0	21.2

Diluted weighted average shares outstanding	118.0	128.9	122.7	128.9

Earnings per share:
Basic	$2.62	$0.78	$3.16	$1.34
Diluted	$2.38	$0.65	$2.77	$1.14

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options (a)	0.2	1.1	0.2	1.2
Warrants (b) (c)	8.9	21.2	8.9	21.2

(a)

The weighted average exercise price for anti-dilutive options for the three and nine months ended September 30, 2012 was $17.17 and $16.35, respectively. For the three and nine months ended September 30, 2011, the weighted average exercise price for anti-dilutive options was $24.59.

(b)	Represents all outstanding warrants as of September 30, 2012 and 2011, which had an exercise price of $22.50.
(c)

The decrease in the number of warrants underlying the 3 1/2% convertible notes that were anti-dilutive was related to the Company’s repurchase of a portion of its 3 1/2% convertible notes and warrants (see Note 11—Long-term Debt and Borrowing Arrangements and Note 14—Stockholders’ Equity for more information).

4.	Acquisitions

Avis Europe

On October 3, 2011, the Company completed the acquisition of the entire issued share capital of Avis Europe for $976 million and subsequently repaid $649 million of Avis Europe’s assumed indebtedness. Avis Europe provided vehicle rental and ancillary products and services in Europe, the Middle East, Africa and Asia. The acquisition reunited the global operations of the Avis and Budget brands under one corporate umbrella.

The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International segment. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed reflects various fair value estimates and analyses, including work performed by third-party valuation specialists. Post-closing adjustments to the fair values of certain tangible assets and liabilities acquired, identifiable intangible assets, income and non-income based taxes, and residual goodwill did not have a material impact on the Company’s Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2012 or the Consolidated Condensed Balance Sheets as of September 30, 2012 and December 31, 2011.

Other intangibles consisted primarily of $188 million related to license agreements and $67 million related to customer relationships. These license agreements are amortized over a weighted-average life of approximately 20 years. Customer relationships are amortized over a weighted-average life of approximately 12 years.

Other

During the nine months ended September 30, 2012, the Company reacquired its vehicle rental rights in several territories for $5 million, which included $4 million of associated vehicles and approximately $1 million valued as license agreements. This acquisition, which related to the Company’s North America segment, was not individually significant to the Company’s results of operations, financial position or cash flows.

5.	Other Current Assets

Other current assets consisted of:

	As of September 30, 2012	As of December 31, 2011
Sales and use tax	$191	$92
Prepaid expenses	181	179
Other	155	109

	$527	$380

6.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$254	$37	$217	$252	$29	$223
Customer relationships	83	17	66	80	12	68
Other	2	1	1	2	1	1

	$339	$55	$284	$334	$42	$292

Unamortized Intangible Assets
Goodwill (a)	$348			$353

Trademarks (a)	$424			$421

(a)	The changes in goodwill and trademarks are primarily due to fluctuations in currency exchange rates.

Amortization expense relating to all intangible assets was approximately $4 million and $1 million during third quarter 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, amortization expense was approximately $15 million and $2 million, respectively. Based on the Company’s amortizable assets at September 30, 2012, the Company expects amortization expense of approximately $5 million for the remainder of 2012 and approximately $18 million for each of the five fiscal years thereafter.

7.	Financial Instruments

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

Debt Instruments

The carrying amounts and estimated fair values of debt instruments are as follows:

	As of September 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt (a)	$81	$81	$37	$37
Long-term debt, excluding convertible debt (a)	2,742	2,919	2,823	2,842
Convertible debt (a)	144	175	345	354

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (AESOP) LLC (a)	$5,813	$6,026	$4,574	$4,643
Vehicle-backed debt (a)	2,061	2,076	986	1,001
Interest rate swaps and interest rate contracts (b)	1	1	4	4

(a)	The fair value measurements are based on significant observable inputs (Level 2).
(b)	Derivatives in a liability position.

Derivative Instruments and Hedging Activities

The Company uses foreign exchange contracts to manage its exposure to changes in currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the

Australian, Canadian and New Zealand dollars, the Euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. The amount of gains or losses reclassified from accumulated other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three and nine months ended September 30, 2012 and 2011 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income to earnings over the next 12 months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that were determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. The Company estimates that approximately $3 million of losses deferred in accumulated other comprehensive income will be recognized over the next 12 months, which is expected to be offset in earnings by the impact of the underlying hedged items.

From time to time, the Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that such derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives as of September 30, 2012 was approximately $4 million, for which the Company has posted cash collateral in the normal course of business.

As of September 30, 2012, the Company held derivative instruments with absolute notional values as follows: interest rate caps of approximately $7.9 billion, (representing approximately $6.6 billion of interest rate caps sold, partially offset by approximately $1.3 billion of interest rate caps purchased, which amount excludes $5.3 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”) subsidiary), interest rate swaps of $625 million, foreign exchange forward contracts of $194 million, foreign exchange swaps of $832 million and commodity contracts for the purchase of 5 million gallons of unleaded gasoline.

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

Fair values of derivative instruments are as follows:

	As of September 30, 2012		As of December 31, 2011
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$—	$2	$—	$3

Derivatives not designated as hedging instruments (a)
Foreign exchange forward contracts (c)	3	8	26	1
Interest rate contracts (d)	1	1	2	4
Interest rate swaps (b)	—	12	—	—
Commodity contracts (c)	1	—	—	1

Total	$5	$23	$28	$9

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 14—Stockholders’ Equity.

(b)	Included in other non-current liabilities.
(c)	Included in other current assets and other current liabilities.
(d)	Included in assets under vehicle programs and liabilities under vehicle programs.

The effect of derivatives recognized in the Company’s Consolidated Condensed Financial Statements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$8	$11	$24

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	(2)	(13)	—	(29)
Commodity contracts (c)	3	(3)	4	(2)
Interest rate contracts (d)	(5)	—	(13)	(1)

Total	$(4)	$(8)	$2	$(8)

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.
(b)

For the three and nine months ended September 30, 2012, amounts are included in operating expenses. For the three months ended September 30, 2011, includes $14 million loss in transaction-related costs and a $1 million gain in operating expenses. For the nine months ended September 30, 2011, includes a $31 million loss in transaction-related costs and a $2 million gain in operating expenses.

(c)	Included in operating expenses.
(d)	Included in interest expense.

8.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs are as follows:

	As of September 30, 2012	As of December 31, 2011
Rental vehicles	$10,799	$9,077
Less: Accumulated depreciation	(1,323)	(1,258)

	9,476	7,819
Vehicles held for sale	867	537

Vehicles, net	$10,343	$8,356

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation expense	$406	$370	$1,100	$1,034
Lease charges	38	10	95	30
Gain on sales of vehicles, net and cost of vehicle disposition	(8)	(76)	(107)	(224)

Vehicle depreciation and lease charges, net	$436	$304	$1,088	$840

9.	Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2012 is a provision of 7.4%. Such rate differs from the Federal statutory rate of 35.0% primarily due to an effective settlement of a $128 million unrecognized tax benefit for pre-Separation taxes, partially offset by the treatment of a portion of the expenses for the early extinguishment of corporate debt.

The Company’s effective tax rate for the nine months ended September 30, 2011 was a provision of 40.3%. Such rate differs from the Federal statutory rate of 35.0% primarily due to state taxes and the non-deductibility of certain transaction-related costs.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of September 30, 2012	As of December 31, 2011
Accounts payable	$360	$312
Accrued sales and use taxes	240	173
Accrued payroll and related	185	200
Public liability and property damage insurance liabilities – current	141	128
Income taxes payable – current	103	109
Deferred revenue	66	51
Advertising and marketing	87	77
Other	394	383

	$1,576	$1,433

11.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

	Maturity Dates	As of September 30, 2012	As of December 31, 2011
Floating rate term loan (a)	April 2014	$—	$267
Floating rate notes (b)	May 2014	250	250
7 5/8% notes	May 2014	—	200
3 1/2% convertible notes (c)	October 2014	144	345
Floating rate term loan (a) (d)	May 2016	49	20
7 3/4% notes	May 2016	325	375
9 5/8% notes	March 2018	445	445
Floating rate term loan (a) (e)	September 2018	233	412
8 1/4% notes	January 2019	731	602
Floating rate term loan (a) (f)	March 2019	493	—
9 3/4% notes	March 2020	250	250

		2,920	3,166
Other		47	39

Total		2,967	3,205
Less: Short-term debt and current portion of long-term debt		81	37

Long-term debt		$2,886	$3,168

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

(b)	As of September 30, 2012, the floating rate notes due 2014 bear interest at three-month LIBOR, plus 250 basis points, for an aggregate rate of 2.93%.
(c)	As of September 30, 2012, the 3 1/2% convertible notes are convertible by the holders into approximately 9 million shares of our common stock.
(d)	As of September 30, 2012, the floating rate term loan due 2016 bears interest at three-month LIBOR, plus 300 basis points, for an aggregate rate of 3.45%.
(e)	As of September 30, 2012, the floating rate term loan due 2018 bears interest at the greater of three-month LIBOR or 1.25%, plus 500 basis points, for an aggregate rate of 6.25%.
(f)	As of September 30, 2012, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 1.0%, plus 325 basis points, for an aggregate rate of 4.25%.

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

During June 2012, the Company borrowed an additional $30 million under its floating rate term loan due 2016, with the proceeds used primarily to repay a portion of its floating rate term loan due 2018.

During the nine months ended September 30, 2012, the Company (i) repurchased approximately $201 million of its 3 1/2% convertible notes for approximately $239 million, plus accrued interest, (ii) repaid the $267 million outstanding principal balance of its floating rate term loan due 2014, (iii) repaid $180 million of its floating rate term loan due 2018, (iv) repaid $200 million of its 7 5/8% notes due 2014 and (v) repaid $50 million of its 7 3/4% notes due 2016. The Company incurred $52 million in expenses related to the early extinguishment of this debt.

Committed Credit Facilities and Available Funding Arrangements

At September 30, 2012, the committed credit facilities available to the Company and/or its subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,435	$—	$1,155	$280
Other facilities (b)	10	3	—	7

(a)

This revolving credit facility matures in 2016 and bears interest of one-month LIBOR, plus 300 basis points. The senior credit facility, which encompasses the floating rate term loans due 2016, 2018 and 2019 and the revolving credit facility, is secured by pledges of all of the capital stock of all of the Company’s domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by the Company’s domestic subsidiaries, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.75% to 5.69% as of September 30, 2012.

At September 30, 2012 the Company had various uncommitted credit facilities available, under which it had drawn approximately $30 million, which bear interest at rates between 0.45% and 5.97%.

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility contains maximum leverage and minimum interest coverage ratio requirements. As of September 30, 2012, the Company was in compliance with the financial covenants of its senior credit facility.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	As of September 30, 2012	As of December 31, 2011
Debt due to Avis Budget Rental Car Funding (a)	$5,813	$4,574
Budget Truck financing (b)	280	188
Capital leases (c)	500	348
Other (c)	1,282	454

	$7,875	$5,564

(a)	The increase principally reflects increased borrowing to fund an increase in the size of the Company’s U.S. car rental fleet.
(b)	The increase principally reflects increased borrowing to fund vehicle purchases for the Company’s U.S. truck rental fleet.
(c)	The increase principally reflects increased borrowing to fund an increase in the size of the Company’s international vehicle rental fleet.

In 2010, the Company established a variable funding note program with a maximum capacity of $400 million of notes to be issued by Avis Budget Rental Car Funding to the Company to finance the purchase of vehicles. During the nine months ended September 30, 2012, no funding occurred under the program.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at September 30, 2012:

Vehicle- Backed Debt
Within 1 year (a)	$1,122
Between 1 and 2 years	2,955
Between 2 and 3 years	1,258
Between 3 and 4 years	742
Between 4 and 5 years	1,033
Thereafter	765

$7,875

(a)	Vehicle-backed debt maturing within one year includes term asset-backed securities of approximately $657 million and bank and bank-sponsored borrowings of $465 million.

As of September 30, 2012, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,318	$5,813	$1,505
Budget Truck financing (c)	295	280	15
Capital leases	529	500	29
Other (d)	1,545	1,282	263

	$9,687	$7,875	$1,812

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $7.5 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $448 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $2.3 billion of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2012, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

13.	Commitments and Contingencies

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

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $3.4 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt in addition to cash received upon the sale of vehicles in the used car market and under repurchase and guaranteed depreciation programs.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of September 30, 2012 (aggregating approximately $163 million) was individually significant. These purchase obligations extend through 2017.

Concentrations

Concentrations of credit risk at September 30, 2012 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, PSA Peugeot Citroën, Volkswagen Group, Toyota Motor Corporation, Kia Motors America and Fiat Group Automobiles S.p.A. and primarily with respect to receivables for program cars that have been returned to car manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $68 million and $42 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which, as previously discussed, were disposed in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $78 million, the majority of which expire by the end of 2014. At September 30, 2012, the liability recorded by the Company in connection with these guarantees was approximately $2 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport, as applicable. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

14.	Stockholders’ Equity

During the nine months ended September 30, 2012, concurrently with the Company’s repurchase of a portion of its 3 1/2% convertible notes, the Company repurchased warrants for the purchase of the Company’s common stock for $26 million and sold an equal portion of its convertible note hedge for $38 million, reducing the number of shares related to each of the hedge and warrant by approximately 12 million.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains on Available-for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2012	$159	$(13)	$2	$(70)	$78
Current period change	14	11	—	—	25

Balance, September 30, 2012	$173	$(2)	$2	$(70)	$103

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$280	$82	$336	$141

Other comprehensive income:
Currency translation adjustment	26	(75)	14	(37)
Net unrealized gains (losses) on available-for-sale securities, net of tax	2	—	—	2
Net unrealized gains on cash flow hedges, net of tax	—	8	11	24

	28	(67)	25	(11)

Total comprehensive income	$308	$15	$361	$130

During the nine months ended September 30, 2012 and 2011, the Company’s net unrealized losses on cash flow hedges decreased by $20 million and $40 million ($11 million and $24 million, net of tax), respectively, in 2012 primarily due to the realization of losses in income, and in 2011 primarily due to unrealized gains on derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and floating rate debt. Such decreases during the nine months ended September 30, 2012 and 2011 included $19 million and $39 million ($12 million and $24 million, net of tax), respectively, related to the Company’s vehicle-backed debt and were offset by a corresponding change in the Company’s investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheets.

15.	Stock-Based Compensation

The Company records compensation expense for all outstanding employee stock awards based on the estimated fair value of the award at the grant date, which is recognized over the requisite service period. The Company recorded stock-based compensation expense of $4 million and $3 million ($2 million and $2 million, net of tax) during the three months ended September 30, 2012 and 2011, respectively, and $12 million and $14 million ($7 million and $8 million, net of tax), during the nine months ended September 30, 2012 and 2011, respectively, related to employee stock awards that were granted by the Company.

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

Restricted Stock and Stock Unit Awards

During the nine months ended September 30, 2012, the Company granted 488,000 market-vesting restricted stock units, 835,000 time-based restricted stock units and 486,000 performance-based restricted stock units under the Company’s 2007 Equity and Incentive Plan. Vesting of all or a portion of the market-vesting and performance-based restricted stock units will occur on the third anniversary of the grant date or as otherwise provided by the grant, subject to continued employment through such anniversary, and (i) in the case of the market-based restricted stock units, attainment of certain Company stock price targets and (ii) in the case of the performance-based restricted stock units, attainment of certain Adjusted EBITDA targets. All of the time-based restricted stock units granted during the nine months ended September 30, 2012 vest ratably on the first three anniversaries of the grant date or as otherwise provided by the grant, subject to continued employment.

During the nine months ended September 30, 2011, the Company granted 355,000 market-vesting restricted stock units and 648,000 time-based restricted stock units under the Company’s 2007 Equity and Incentive Plan. Of the market-vesting restricted stock units granted during the nine months ended September 30, 2011, vesting of all or a portion of 262,000 units will occur on the third anniversary of the grant date, and vesting of all or a portion of 93,000 units will occur 50% on each of the third and fourth anniversary of the grant date, in each case subject to continued employment through such applicable anniversary and attainment of certain Company stock price targets for a specified number of trading days. Of the time-based restricted stock units granted during the nine months ended September 30, 2011, 617,000 units vest ratably on the first three anniversaries of the grant date and 31,000 units vest on the first anniversary of the grant date, subject in each case to continued employment.

The Company determined the fair value of its market-vesting restricted stock units granted in 2012 and 2011 using a Monte Carlo simulation model. The weighted-average fair value of each of the Company’s market-vesting restricted stock units which contain 2.5- and three-year vesting periods, issued in 2012, was estimated to be approximately $11.93 and $10.59, respectively. The weighted-average fair value of each of the Company’s market-vesting restricted stock units which contain three- and four-year vesting periods, issued in 2011, was estimated to be approximately $11.39 and $12.53, respectively. The assumptions used to estimate the weighted-average fair values of the market-vesting restricted stock awards in 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
Expected volatility of stock price	50%	48%
Risk-free interest rate	0.30%-0.42%	0.62% - 1.21%
Valuation period	2 1/2-3 years	3-4 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and stock option plans consisted of (in thousands of shares):

	RSUs		Options
	Number of RSUs	Weighted Average Grant Price	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2012	2,998	$12.74	3,432	$7.90
Granted at fair market value	1,809	14.44	—	—
Vested/exercised (a)	(1,250)	12.61	(603)	0.79
Canceled	(19)	13.06	(772)	27.06

Balance at September 30, 2012 (b) (c)	3,538	13.65	2,057	2.79

(a)

During the nine months ended September 30, 2012, 615,000 market-vesting and performance-based RSUs vested. Stock options exercised during the nine months ended September 30, 2012 had an intrinsic value of $8 million.

(b)

As of September 30, 2012, the Company’s outstanding RSUs had an aggregate intrinsic value of $54 million; aggregate unrecognized compensation expense related to RSUs amounted to $30 million; and the balance of RSUs at September 30, 2012, consists of 1,471,000 related to time-based awards and 2,067,000 related to market-vesting and performance-based awards. Approximately 1,000 time-based RSUs are eligible to vest in 2012, if applicable service criteria are satisfied.

(c)

As of September 30, 2012, the Company’s outstanding stock options had aggregate intrinsic value of $26 million; there were 2 million “in-the-money” stock options; and aggregate unrecognized compensation expense related to unvested stock options, was immaterial. Approximately 2 million stock options are exercisable as of September 30, 2012.

The table below summarizes information regarding the Company’s outstanding stock options as of September 30, 2012 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $5.00	6.3	1,773
$5.01 to $10.00	—	—
$10.01 to $15.00	7.3	160
$15.01 to $20.00	0.5	110
$20.01 and above	1.4	14

	6.1	2,057

As of September 30, 2012, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, and a weighted average remaining contractual life of 0.8 years.

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

	Three Months Ended September 30,
	2012		2011
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
North America	$1,358	$232	$1,336	$216
International	703	129	175	37
Truck Rental	109	14	112	22
Corporate and Other (a)	—	(5)	—	(3)

Total Company (b)	$2,170	370	$1,623	272

Less: Non-vehicle related depreciation and amortization		30		22
Interest expense related to corporate debt, net:
Interest expense		67		48
Early extinguishment of debt		2		—
Transaction-related costs (c)		11		66

Income before income taxes		$260		$136

	Nine Months Ended September 30,
	2012		2011
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
North America	$3,580	$509	$3,484	$426
International	1,791	210	495	90
Truck Rental	287	32	290	40
Corporate and Other (a)	1	(15)	—	(10)

Total Company (b)	$5,659	736	$4,269	546

Less: Non-vehicle related depreciation and amortization		92		65
Interest expense related to corporate debt, net:
Interest expense		208		143
Early extinguishment of debt		52		—
Transaction-related costs (c)		21		102

Income before income taxes		$363		$236

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

Adjusted EBITDA for the three months ended September 30, 2012 includes $7 million of restructuring expense. Adjusted EBITDA for the nine months ended September 30, 2012 and 2011, includes $26 million and $1 million, respectively, of restructuring expense.

(c)

During the three and nine months ended September 30, 2012, the Company incurred $11 million and $21 million, respectively, in transaction-related costs primarily related to the integration of the operations of Avis Europe. During the three and nine months ended September 30, 2011, the Company incurred $66 million and $102 million, respectively, of costs related to due diligence and other expenses associated with its acquisition of Avis Europe, including $26 million and $49 million, respectively, of losses on foreign currency transactions related to the purchase price, and the Company’s previous efforts to acquire Dollar Thrifty.

Since December 31, 2011, there have been no significant changes in segment assets other than the Company’s North America and International segment assets under vehicle programs and North America segment non-current deferred tax assets. As of September 30, 2012 and December 31, 2011, North America segment assets under vehicle programs were approximately $8.3 billion and $6.7 billion, respectively; International segment assets under vehicle programs were approximately $2.7 billion and $2.1 billion, respectively; and North America segment non-current deferred tax assets were approximately $1.2 billion and $401 million, respectively.

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, Consolidating Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by Avis Budget Car Rental. These senior notes consist of Avis Budget Car Rental’s Floating rate notes due 2014, 7 3/4% notes due 2016, 9 5/8% notes due 2018, 8 1/4% notes due 2019 and 9 3/4% notes due 2020 (collectively, the “Notes”). See Note 11—Long-term Debt and Borrowing Arrangements for additional information regarding these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended September 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,007	$575	$—	$1,582
Other	—	—	294	616	(322)	588

Net revenues	—	—	1,301	1,191	(322)	2,170

Expenses
Operating	—	—	612	424	—	1,036
Vehicle depreciation and lease charges, net	—	—	267	312	(143)	436
Selling, general and administrative	5	—	153	86	—	244
Vehicle interest, net	—	—	60	77	(60)	77
Non-vehicle related depreciation and amortization	—	—	18	12	—	30
Interest expense related to corporate debt, net:
Interest expense	2	62	—	3	—	67
Intercompany interest expense (income)	(3)	(75)	64	14	—	—
Early extinguishment of debt	—	2	—	—	—	2
Transaction-related costs	(3)	—	—	14	—	11
Restructuring charges	—	—	—	7	—	7

Total expenses	1	(11)	1,174	949	(203)	1,910

Income (loss) before income taxes and equity in earnings of subsidiaries	(1)	11	127	242	(119)	260
Provision for (benefit from) income taxes	—	(124)	61	43	—	(20)
Equity in earnings (loss) of subsidiaries	281	146	80	—	(507)	—

Net income (loss)	$280	$281	$146	$199	$(626)	$280

Comprehensive income	$308	$307	$172	$225	$(704)	$308

Nine Months Ended September 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$2,684	$1,400	$—	$4,084
Other	1	—	806	1,593	(825)	1,575

Net revenues	1	—	3,490	2,993	(825)	5,659

Expenses
Operating	—	3	1,739	1,140	—	2,882
Vehicle depreciation and lease charges, net	—	—	650	736	(298)	1,088
Selling, general and administrative	16	—	433	247	—	696
Vehicle interest, net	—	—	185	232	(186)	231
Non-vehicle related depreciation and amortization	—	1	56	35	—	92
Interest expense related to corporate debt, net:
Interest expense	7	192	—	9	—	208
Intercompany interest expense (income)	(15)	(231)	205	41	—	—
Early extinguishment of debt	39	13	—	—	—	52
Transaction-related costs	—	—	1	20	—	21
Restructuring charges	—	—	1	25	—	26

Total expenses	47	(22)	3,270	2,485	(484)	5,296

Income (loss) before income taxes and equity in earnings of subsidiaries	(46)	22	220	508	(341)	363
Provision for (benefit from) income taxes	(4)	(118)	96	53	—	27
Equity in earnings (loss) of subsidiaries	378	238	114	—	(730)	—

Net income (loss)	$336	$378	$238	$455	$(1,071)	$336

Comprehensive income	$361	$403	$262	$483	$(1,148)	$361

Three Months Ended September 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$995	$216	$—	$1,211
Other	—	—	282	512	(382)	412

Net revenues	—	—	1,277	728	(382)	1,623

Expenses
Operating	—	1	615	167	—	783
Vehicle depreciation and lease charges, net	—	—	246	318	(260)	304
Selling, general and administrative	3	—	159	28	—	190
Vehicle interest, net	—	—	59	53	(38)	74
Non-vehicle related depreciation and amortization	—	—	20	2	—	22
Interest expense related to corporate debt, net:
Interest expense (income)	3	46	—	(1)	—	48
Intercompany interest expense (income)	—	(46)	46	—	—	—
Transaction-related costs	66	—	—	—	—	66

Total expenses	72	1	1,145	567	(298)	1,487

Income (loss) before income taxes and equity in earnings of subsidiaries	(72)	(1)	132	161	(84)	136
Provision for (benefit from) income taxes	(27)	—	58	23	—	54
Equity in earnings (loss) of subsidiaries	127	128	54	—	(309)	—

Net income (loss)	$82	$127	$128	$138	$(393)	$82

Comprehensive income	$15	$60	$61	$93	$(214)	$15

Nine Months Ended September 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$2,623	$540	$—	$3,163
Other	—	—	772	1,399	(1,065)	1,106

Net revenues	—	—	3,395	1,939	(1,065)	4,269

Expenses
Operating	2	5	1,709	450	—	2,166
Vehicle depreciation and lease charges, net	—	—	686	865	(711)	840
Selling, general and administrative	8	—	427	76	—	511
Vehicle interest, net	—	(1)	166	148	(108)	205
Non-vehicle related depreciation and amortization	—	—	59	6	—	65
Interest expense related to corporate debt, net:
Interest expense (income)	7	138	—	(2)	—	143
Intercompany interest expense (income)	(8)	(138)	146	—	—	—
Transaction-related costs	102	—	—	—	—	102
Restructuring charges	—	—	1	—	—	1

Total expenses	111	4	3,194	1,543	(819)	4,033

Income (loss) before income taxes and equity in earnings of subsidiaries	(111)	(4)	201	396	(246)	236
Provision for (benefit from) income taxes	(39)	(1)	90	45	—	95
Equity in earnings (loss) of subsidiaries	213	216	105	—	(534)	—

Net income (loss)	$141	$213	$216	$351	$(780)	$141

Comprehensive income	$130	$200	$203	$359	$(762)	$130

Consolidating Condensed Balance Sheets

As of September 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$52	$—	$498	$—	$554
Receivables, net	—	—	183	457	—	640
Deferred income taxes	8	65	129	3	—	205
Other current assets	6	110	65	346	—	527

Total current assets	18	227	377	1,304	—	1,926

Property and equipment, net	—	81	273	145	—	499
Deferred income taxes	22	1,024	223	—	(4)	1,265
Goodwill	—	—	74	274	—	348
Other intangibles, net	—	43	341	324	—	708
Other non-current assets	112	65	7	65	—	249
Intercompany receivables (payables)	246	957	(468)	(735)	—	—
Investment in subsidiaries	661	1,925	3,284	—	(5,870)	—

Total assets exclusive of assets under vehicle programs	1,059	4,322	4,111	1,377	(5,874)	4,995

Assets under vehicle programs:
Program cash	—	—	—	101	—	101
Vehicles, net	—	5	14	10,324	—	10,343
Receivables from vehicle manufacturers and other	—	—	—	575	—	575
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362

	—	5	14	11,362	—	11,381

Total assets	$1,059	$4,327	$4,125	$12,739	$(5,874)	$16,376

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$18	$789	$43	$726	$—	$1,576
Short-term debt and current portion of long-term debt	—	46	3	32	—	81

Total current liabilities	18	835	46	758	—	1,657

Long-term debt	144	2,733	8	1	—	2,886
Other non-current liabilities	106	97	268	376	(4)	843

Total liabilities exclusive of liabilities under vehicle programs	268	3,665	322	1,135	(4)	5,386

Liabilities under vehicle programs:
Debt	—	—	—	2,062	—	2,062
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,813	—	5,813
Deferred income taxes	—	—	1,878	139	—	2,017
Other	—	1	—	306	—	307

	—	1	1,878	8,320	—	10,199

Total stockholders’ equity	791	661	1,925	3,284	(5,870)	791

Total liabilities and stockholders’ equity	$1,059	$4,327	$4,125	$12,739	$(5,874)	$16,376

As of December 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$234	$1	$297	$—	$534
Receivables, net	—	61	140	306	—	507
Deferred income taxes	8	—	129	3	(20)	120
Other current assets	7	63	76	251	(17)	380

Total current assets	17	358	346	857	(37)	1,541

Property and equipment, net	—	70	295	128	—	493
Deferred income taxes	36	177	229	2	—	444
Goodwill	—	—	74	279	—	353
Other intangibles, net	—	44	342	327	—	713
Other non-current assets	124	92	5	83	—	304
Intercompany receivables (payables)	348	1,158	(1,071)	(435)	—	—
Investment in subsidiaries	376	1,769	3,192	—	(5,337)	—

Total assets exclusive of assets under vehicle programs	901	3,668	3,412	1,241	(5,374)	3,848

Assets under vehicle programs:
Program cash	—	—	—	11	—	11
Vehicles, net	—	6	4	8,346	—	8,356
Receivables from vehicle manufacturers and other	—	—	—	380	—	380
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	343	—	343

	—	6	4	9,080	—	9,090

Total assets	$901	$3,674	$3,416	$10,321	$(5,374)	$12,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$32	$284	$531	$620	$(34)	$1,433
Short-term debt and current portion of long-term debt	—	8	2	27	—	37

Total current liabilities	32	292	533	647	(34)	1,470

Long-term debt	345	2,814	9	—	—	3,168
Other non-current liabilities	112	211	262	375	—	960

Total liabilities exclusive of liabilities under vehicle programs	489	3,317	804	1,022	(34)	5,598

Liabilities under vehicle programs:
Debt	—	3	—	987	—	990
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	4,574	—	4,574
Deferred income taxes	—	—	843	139	—	982
Other	—	—	—	382	—	382

	—	3	843	6,082	—	6,928

Total stockholders’ equity	412	354	1,769	3,217	(5,340)	412

Total liabilities and stockholders’ equity	$901	$3,674	$3,416	$10,321	$(5,374)	$12,938

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(48)	$128	$42	$1,402	$—	$1,524

Investing activities
Property and equipment additions	—	(19)	(26)	(37)	—	(82)
Proceeds received on asset sales	—	5	3	8	—	16
Other, net	4	(3)	(1)	(30)	—	(30)

Net cash provided by (used in) investing activities exclusive of vehicle programs	4	(17)	(24)	(59)	—	(96)

Vehicle programs:
Increase in program cash	—	—	—	(90)	—	(90)
Investment in vehicles	—	(2)	(19)	(8,941)	—	(8,962)
Proceeds received on disposition of vehicles	—	4	2	6,130	—	6,136

	—	2	(17)	(2,901)	—	(2,916)

Net cash provided by (used in) investing activities	4	(15)	(41)	(2,960)	—	(3,012)

Financing activities
Proceeds from long-term borrowings	—	654	—	—	—	654
Principal payments on long-term borrowings	(201)	(704)	(2)	—	—	(907)
Net change in short-term borrowings	—	—	—	1	—	1
Purchase of warrants	(26)	—	—	—	—	(26)
Proceeds from sale of call options	38	—	—	—	—	38
Net intercompany transactions	234	(234)	—	—	—	—
Debt financing fees	—	(11)	—	—	—	(11)
Other, net	1	—	—	—	—	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	46	(295)	(2)	1	—	(250)

Vehicle programs:
Proceeds from borrowings	—	—	—	9,238	—	9,238
Principal payments on borrowings	—	—	—	(7,467)	—	(7,467)
Debt financing fees	—	—	—	(18)	—	(18)

	—	—	—	1,753	—	1,753

Net cash provided by (used in) financing activities	46	(295)	(2)	1,754	—	1,503

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	2	(182)	(1)	201	—	20
Cash and cash equivalents, beginning of period	2	234	1	297	—	534

Cash and cash equivalents, end of period	$4	$52	$—	$498	$—	$554

Nine Months Ended September 30, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(11)	$183	$(256)	$874	$482	$1,272

Investing activities
Property and equipment additions	—	(9)	(16)	(5)	—	(30)
Proceeds received on asset sales	—	6	2	1	—	9
Acquisition-related restricted cash	(401)	—	—	—	—	(401)
Other, net	(7)	(3)	—	(1)	—	(11)

Net cash used in investing activities exclusive of vehicle programs	(408)	(6)	(14)	(5)	—	(433)

Vehicle programs:
Decrease (increase) in program cash	—	—	—	(19)	—	(19)
Investment in vehicles	—	(12)	(3)	(6,686)	—	(6,701)
Proceeds received on disposition of vehicles	—	9	8	4,362	—	4,379
Investment in debt securities of AESOP-related party	(400)	—	—	—	—	(400)
Proceeds from debt securities of AESOP-related party	400	—	—	—	—	400

	—	(3)	5	(2,343)	—	(2,341)

Net cash used in investing activities	(408)	(9)	(9)	(2,348)	—	(2,774)

Financing activities
Principal payments on borrowings	—	(3)	(3)	—	—	(6)
Net intercompany transactions	177	38	268	(1)	(482)	—
Debt financing fees	(14)	(19)	—	—	—	(33)
Other, net	1	—	—	—	—	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	164	16	265	(1)	(482)	(38)

Vehicle programs:
Proceeds from borrowings	—	—	—	8,235	—	8,235
Principal payments on borrowings	—	—	—	(6,568)	—	(6,568)
Debt financing fees	—	(15)	(1)	(4)	—	(20)

	—	(15)	(1)	1,663	—	1,647

Net cash provided by (used in) financing activities	164	1	264	1,662	(482)	1,609

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(16)	—	(16)

Net increase (decrease) in cash and cash equivalents	(255)	175	(1)	172	—	91
Cash and cash equivalents, beginning of period	257	513	3	138	—	911

Cash and cash equivalents, end of period	$2	$688	$2	$310	$—	$1,002

18.	Subsequent Events

During October 2012, the Company acquired New Zealand-based Apex Car Rentals, for approximately $29 million in cash, plus the book value of Apex’ rental fleet and potential earn-out payments based on Apex’ future financial performance. The acquisition of Apex expands the Company’s presence in Australia and New Zealand primarily in the value-oriented traveler market.

During October 2012, the Company issued $200 million of term loan borrowings, which bear interest at the greater of three-month LIBOR or 1.0%, plus 325 basis points and mature in 2019. Proceeds from this offering and approximately $40 million of available cash were used to repay approximately $240 million of outstanding term loan borrowings.

During October 2012, the Company’s Avis Budget Rental Car Funding subsidiary completed the renewal of its principal U.S. asset-backed bank conduit facility, reducing its capacity by $250 million to $2.25 billion, lowering its interest rate and extending the facility’s expiration date to October 2014.

During November 2012, the Company completed an offering of $300 million of 4.875% Senior Notes due 2017. These notes were issued at par and will pay interest semi-annually on May 15 and November 15. The Company intends to use the proceeds to repay other corporate indebtedness and to pay fees in connection with this offering and other related expenses.

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

Thus far in 2012, we have faced an uneven macroeconomic environment. Our rental volumes in North America have increased amid a modest economic recovery, while rental demand in Europe has been constrained by an economic recession and socio-political issues there. In addition, we have elected to incur certain restructuring and other expenses as we work to integrate the operations of Avis Europe and to gain operational efficiencies.

We believe that the following factors, among others, have impacted our financial condition and results of operations:

•	Worldwide enplanements;

•	Fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	Changes in per-unit fleet costs and in conditions in the used vehicle marketplace and/or the value of used vehicles;

•	Changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	Our 2011 acquisition of Avis Europe and our integration of its operations and realization of synergies;

•	Changes in the price of unleaded gasoline;

•	Changes in currency exchange rates; and

•	Demand for truck rentals.

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

RESULTS OF OPERATIONS

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. Our revenues and expenses have increased significantly in the first nine months of 2012 compared to the first nine months of 2011 primarily due to our acquisition of Avis Europe, which was a separate, publicly traded company domiciled in the United Kingdom, in October 2011.

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

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Our consolidated results of operations comprised the following:

	Three Months Ended September 30,
	2012	2011	Change
Net revenues	$2,170	$1,623	$547
Total expenses	1,910	1,487	423

Income before income taxes	260	136	124
Provision for (benefit from) income taxes	(20)	54	(74)

Net income	$280	$82	$198

During third quarter 2012, our net revenues increased $547 million (34%), with most of our revenue growth due to the acquisition of Avis Europe in fourth quarter 2011 and the inclusion of its revenue in our results. T&M revenue increased 31% driven by 4% growth in North America rental days and 447% growth in International rental days. The growth in revenues also includes a 43% increase in our ancillary revenues, primarily driven by sales of loss damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers, partially offset by a $2 million unfavorable effect related to the translation of our international results into U.S. dollars. Excluding the acquisition of Avis Europe, net revenues increased 1% during third quarter 2012, primarily driven by a 4% increase in rental days partially offset by a 3% decrease in pricing.

Total expenses increased $423 million (28%) with substantially all of the increase due to the inclusion of the operating results of Avis Europe. The increase was attributable to (i) a $253 million (32%) increase in our direct operating expenses largely resulting from costs associated with the 40% increase in total rental days; (ii) a $132 million (43%) increase in vehicle depreciation and lease charges resulting from a 40% increase in our rental fleet; (iii) a $54 million (28%) increase in selling, general and administrative expenses primarily because of the Avis Europe acquisition; (iv) a $19 million (40%) increase in interest expense on corporate debt due to increased indebtedness, primarily related to the acquisition of Avis Europe; (v) an $8 million increase in non-vehicle related depreciation and amortization expense, primarily due to the Avis Europe acquisition; (vi) $7 million in restructuring charges; (vii) a $3 million (4%) increase in vehicle interest expense related to the growth in our rental fleet mitigated by lower borrowing rates; and (viii) $2 million of expense in third quarter 2012 for the early extinguishment of a portion of our corporate debt. These increases were partially offset by a $55 million decrease in transaction-related costs, which for 2012 related primarily to the integration of the operations of Avis Europe, and which for 2011 related to due-diligence and other costs associated with the acquisition of Avis Europe and our previous efforts to acquire Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”). Our expenses were not materially impacted by currency exchange rates. As a result of these items, and a $74 million decrease in our provision for income taxes, due to an effective settlement of a $128 million unrecognized tax benefit, we generated a $198 million increase in our net income. Our effective tax rates were a benefit of 8% and a provision of 40% for third quarter 2012 and 2011, respectively.

In the three months ended September 30, 2012, operating expenses declined to 47.7% of revenue, compared to 48.2% in the prior-year period. Operating expenses decreased as percentage of revenue in North America, as well as in our International segment. Our efforts to reduce costs helped lower operating costs as a percentage of revenue in North America in an environment where our time and mileage revenue per rental day declined 3%.

Vehicle depreciation and lease charges increased to 20.1% of revenue from 18.7% in third quarter 2011 due to lower revenue per rental day and normalization of used-car residual values. Selling, general and administrative costs decreased to 11.2% of revenue from 11.7% in third quarter 2011 reflecting our continued cost-reduction measures. Vehicle interest costs declined to 3.5% of revenue, compared to 4.6% in the prior-year period, principally due to lower borrowing rates.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2012	2011	% Change	2012	2011	% Change
North America	$1,358	$1,336	2%	$232	$216	7%
International	703	175	302%	129	37	249%
Truck Rental	109	112	(3%)	14	22	(36%)
Corporate and Other (a)	—	—	*	(5)	(3)	*

Total Company	$2,170	$1,623	34%	370	272	36%

Less: Non-vehicle related depreciation and amortization				30	22
Interest expense related to corporate debt, net:
Interest expense				67	48
Early extinguishment of debt				2	—
Transaction-related costs (b)				11	66

Income before income taxes				$260	$136

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

For 2012, includes $11 million in costs primarily related to the integration of the operations of Avis Europe and for 2011, includes $66 million in costs related to our acquisition of Avis Europe and our previous efforts to acquire Dollar Thrifty.

North America

Revenues and Adjusted EBITDA increased $22 million (2%) and $16 million (7%), respectively, during third quarter 2012 compared with third quarter 2011. Revenues increased primarily due to higher rental volumes, partially offset by decreased pricing. The increase in Adjusted EBITDA was primarily due to higher revenue.

The revenue increase of $22 million was comprised of an $11 million (1%) increase in T&M revenue and an $11 million (3%) increase in ancillary revenues. The increase in T&M revenue was principally the result of a 4% increase in rental days, partially offset by a 3% decrease in T&M revenue per day. The increase in ancillary revenues primarily reflects increases in sales of loss damage waivers, insurance products and other items, which increased 2% on a per-rental-day basis.

Adjusted EBITDA reflected a $16 million (2%) decrease in operating expenses, primarily related to a $10 million (20%) decrease in gasoline expense, a $7 million (5%) decrease in selling, general, and administrative expenses primarily due to lower advertising and marketing costs and an $8 million (11%) decrease in vehicle interest expense. These decreases were offset by a $9 million (3%) increase in certain other expenses related to increased volumes, including agency operator commissions, shuttling, credit card fees and other related costs. Adjusted EBITDA was also impacted by $24 million (9%) of increased fleet depreciation and lease charges, reflecting a 3% increase in per-unit fleet costs and a 5% increase in the size of our North America rental fleet.

In the three months ended September 30, 2012, direct operating expenses were 46.3% of revenue, a decrease from 47.1% in the prior-year period, due primarily to our cost-reduction efforts in an environment where our time and mileage revenue per day declined. Vehicle depreciation and lease costs increased to 21.1% of revenue from 19.7% in third quarter 2011 due to the combination of lower pricing and higher per-unit fleet costs, as used-car residual values normalized compared to prior levels. Selling, general and administrative costs decreased to 10.9% of revenue from 11.7% in the prior-year period, reflecting our continued cost-reduction measures. Vehicle interest costs declined to 4.6% of revenue compared to 5.3% in third quarter 2011, principally due to lower borrowing rates.

International

Revenues increased $528 million (302%) and Adjusted EBITDA increased $92 million (249%) in third quarter 2012 compared to third quarter 2011 primarily due to the acquisition of Avis Europe during fourth quarter 2011. The Avis Europe acquisition contributed $526 million to revenue and $95 million to Adjusted EBITDA in third quarter 2012, including $7 million in restructuring costs. Excluding the acquisition, revenues increased 1% and Adjusted EBITDA decreased 8% in third quarter 2012 compared with third quarter 2011, with such decline in Adjusted EBITDA entirely due to movements in currency exchange rates.

The revenue increase of $528 million was comprised of a $362 million (326%) increase in T&M revenue and a $166 million (259%) increase in ancillary revenues. The total increase in revenue includes a $2 million decrease related to currency exchange rates, impacting T&M revenue by $1 million and ancillary revenues by $1 million. The increase in T&M revenue was principally driven by a 447% increase in rental days, mainly due to the inclusion of the operations of Avis Europe, partially offset by a 22% decrease in T&M revenue per rental day, which was primarily due to the acquisition of Avis Europe and currency exchange-rate effects. The increase in ancillary revenues, which was also primarily due to the acquisition of Avis Europe, reflects (i) a $113 million increase from GPS navigation unit rentals, sales of loss damage waivers, insurance products and other items, (ii) a $31 million increase in airport concession and vehicle licensing revenues, which was offset in Adjusted EBITDA by $30 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) a $22 million increase in gasoline sales, which was largely offset in Adjusted EBITDA by $16 million higher gasoline expense.

Adjusted EBITDA reflected a $283 million (358%) increase in operating expenses, a $107 million (344%) increase in fleet depreciation and lease charges, a $59 million (285%) increase in selling, general and administrative expenses and $7 million in restructuring charges. These increases were principally due to the acquisition of Avis Europe, which added to our operating locations, headcount, fleet and other operating expenses, partially offset by 13% lower per-unit fleet costs.

Truck Rental

Revenues and Adjusted EBITDA decreased $3 million (3%) and $8 million (36%), respectively, in third quarter 2012 compared with third quarter 2011. Adjusted EBITDA decreased primarily due to a $4 million increase in vehicle maintenance costs and a $2 million increase in fleet depreciation and lease charges reflecting a 7% increase in our truck rental fleet and a 16% increase in our per-unit truck fleet costs.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2012	2011	Change
Net revenues	$5,659	$4,269	$1,390
Total expenses	5,296	4,033	1,263

Income before income taxes	363	236	127
Provision for income taxes	27	95	(68)

Net income	$336	$141	$195

During the nine months ended September 30, 2012, our net revenues increased approximately $1.4 billion (33%), with approximately 90% of our revenue growth due to the acquisition of Avis Europe in fourth quarter 2011 and the inclusion of its operations in our results. T&M revenue increased by 29% driven by 5% growth in North America rental days and 361% growth in International rental days. The growth in revenues also includes a 42% increase in our ancillary revenues, such as sales of loss damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers. Currency exchange rates had virtually no impact on the year-over-year change in revenue. Excluding the acquisition of Avis Europe, revenues increased 3% during the nine months ended September 30, 2012, primarily due to a 5% increase in rental days.

Total expenses increased approximately $1.3 billion (31%), with approximately 95% of the increase due to including the results of Avis Europe. The total expense increase was attributable to (i) a $716 million (33%) increase in our direct operating expenses largely resulting from the 36% increase in total rental days; (ii) a $248 million (30%) increase in vehicle depreciation and lease charges resulting from a 37% increase in our total rental fleet, partially offset by a 5% decline in our per-unit fleet costs; (iii) a $185 million (36%) increase in selling, general and administrative expenses primarily because of the Avis Europe acquisition, as well as increased agency operator commissions and other costs related to higher rental volumes; (iv) a $65 million increase in interest expense on corporate debt due to increased indebtedness, primarily related to the acquisition of Avis Europe; (v) $52 million of expense for the early extinguishment of a portion of our corporate debt; (vi) a $27 million increase in non-vehicle depreciation and amortization, primarily due to the acquisition of Avis Europe; (vii) a $26 million (13%) increase in vehicle interest expense related to increased fleet levels; and (viii) a $25 million increase in restructuring charges. These expense increases were partially offset by an $81 million decrease in transaction-related costs, which for 2012 related primarily to the integration of the operations of Avis Europe and which for 2011 related to due-diligence and other costs associated with the acquisition of Avis Europe and our previous efforts to acquire Dollar Thrifty. Our expenses were not materially impacted by currency exchange rates. As a result of these items, and a $68 million decrease in our provision for income taxes, due to an effective settlement of a $128 million unrecognized tax benefit, our net income increased $195 million. Our effective tax rates were provisions of 7% and 40% for the nine months ended September 30, 2012 and 2011, respectively.

In the nine months ended September 30, 2012, operating expenses were 50.9% of revenue, versus 50.7% in the prior-year period. Operating expenses decreased slightly as a percentage of revenue in North America, but increased as a percentage of revenue in our International segment due to the inclusion of the results of Avis Europe, which had a higher level of operating expenses as a percentage of revenue in the first nine months of the year. Our efforts to control costs contributed to lower operating costs as a percentage of revenue in North America in an environment where our time and mileage revenue per rental day declined 3%.

Vehicle depreciation and lease costs declined to 19.2% of revenue in the nine months ended September 30, 2012, from 19.7% in the prior-year period, primarily due to lower per-unit fleet costs in North America amid robust used-car residual values in the first half of the year. Selling, general and administrative costs increased to 12.3% of revenue, versus 12.0% in the nine months ended September 30, 2011. Such increase was due in part to the inclusion in 2012 of the results of Avis Europe, which generally has a higher level of selling, general and administrative costs than our North America operations. Vehicle interest costs declined to 4.1% of revenue, compared to 4.8% in the prior-year period, principally due to lower borrowing rates.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2012	2011	% Change	2012	2011	% Change
North America	$3,580	$3,484	3%	$509	$426	19%
International	1,791	495	262%	210	90	133%
Truck Rental	287	290	(1%)	32	40	(20%)
Corporate and Other (a)	1	—	*	(15)	(10)	*

Total Company	$5,659	$4,269	33%	736	546	35%

Less: Non-vehicle related depreciation and amortization				92	65
Interest expense related to corporate debt, net:
Interest expense				208	143
Early extinguishment of debt				52	—
Transaction-related costs (b)				21	102

Income before income taxes				$363	$236

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

For 2012, includes $21 million in costs primarily related to the integration of the operations of Avis Europe and for 2011, includes $102 million in costs related to our acquisition of Avis Europe and our previous efforts to acquire Dollar Thrifty.

North America

Revenues and Adjusted EBITDA increased $96 million (3%) and $83 million (19%), respectively, during the nine months ended September 30, 2012 compared with the same period in 2011. Revenues increased primarily due to higher rental volumes, partially offset by decreased pricing. The increase in Adjusted EBITDA was primarily due to higher revenue and lower fleet costs.

The revenue increase of $96 million was comprised of a $59 million (2%) increase in T&M revenue and a $37 million (4%) increase in ancillary revenues. The increase in T&M revenue was principally the result of a 5% increase in rental days, partially offset by a 3% decrease in T&M revenue per day. The $37 million increase in ancillary revenues primarily reflects a $28 million increase in ancillary revenues from sales of loss damage waivers and insurance products, emergency road service and other items, reflecting a 1% increase on a per-rental-day basis, and a $9 million increase in airport concession and vehicle licensing revenue, which was partially offset in Adjusted EBITDA by $4 million higher airport concession and vehicle licensing fees remitted to airport and other regulatory agencies.

Adjusted EBITDA reflected a $36 million (2%) increase in operating expenses, primarily related to (i) a $23 million (3%) increase in certain other expenses related to increased volumes, including agency operator commissions, shuttling, credit card fees and related costs, (ii) a $11 million (2%) increase in employee costs, rents and other expenses reflecting increased staffing levels due to volume and inflationary increases, and (iii) a $7 million (2%) increase in selling, general and administrative expenses principally due to increased rental volumes, partially offset by a $4 million decrease in gasoline expense. Adjusted EBITDA benefited from a $27 million (4%) reduction in fleet depreciation and lease charges, reflecting a 10% decline in per-unit fleet costs and a 6% increase in the average size of our car rental fleet.

In the nine months ended September 30, 2012, direct operating expenses decreased to 49.5% of revenue versus 49.9% in the prior-year period, highlighting our cost-reduction efforts in an environment where our time and mileage revenue per day declined. Vehicle depreciation and lease charges declined to 19.1% of revenue in the first nine months of 2012 from 20.4% primarily due to lower per-unit fleet costs amid strong used-car residual values during much of the period. Selling, general and administrative expenses decreased to 11.8% of revenue, compared to 11.9% of revenue for the nine months ended September 30, 2011, and vehicle interest expense decreased to 5.4% of revenue versus 5.6% in the prior-year period, principally due to lower borrowing rates.

International

Revenues and Adjusted EBITDA increased approximately $1.3 billion (262%) and $120 million (133%), respectively, in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 primarily due to the acquisition of Avis Europe during fourth quarter 2011. The Avis Europe acquisition contributed approximately $1.3 billion to revenue and $117 million to Adjusted EBITDA in the nine months ended September 30, 2012, including $25 million in restructuring costs. Excluding the acquisition, revenues increased 5% and Adjusted EBITDA increased 3% during the nine months ended September 30, 2012, primarily due to a 4% increase in rental days.

The revenue increase of approximately $1.3 billion was comprised of an $864 million (270%) increase in T&M revenue and a $432 million (247%) increase in ancillary revenues. The increase in revenues was not materially impacted by currency exchange rates. The increase in T&M revenue was principally driven by a 361% increase in rental days, partially offset by a 20% decrease in T&M revenue per rental day, which were primarily due to the inclusion of the operations of Avis Europe. The increase in ancillary revenues reflected (i) a $284 million increase from GPS navigation unit rentals, sales of loss damage waivers, insurance products and other items, (ii) an $88 million increase in airport concession and vehicle licensing revenues, which was largely offset in Adjusted EBITDA by $77 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) a $60 million increase in gasoline sales, which was principally offset in Adjusted EBITDA by $43 million higher gasoline expense.

Adjusted EBITDA reflected a $779 million (345%) increase in operating expenses, a $277 million (295%) increase in fleet depreciation and lease charges, a $172 million (290%) increase in selling, general and administrative expenses and $25 million in restructuring charges. These increases were principally due to the acquisition of Avis Europe, which added to our operating locations, headcount, fleet and other operating expenses, partially offset by 9% lower per-unit fleet costs.

Truck Rental

Revenues and Adjusted EBITDA decreased by $3 million (1%) and $8 million (20%), respectively, in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011.

A 2% increase in T&M revenue per day was offset by a 3% decrease in rental days. Adjusted EBITDA decreased primarily due to a $6 million increase in vehicle maintenance costs.

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

FINANCIAL CONDITION

	September 30, 2012	December 31, 2011	Change
Total assets exclusive of assets under vehicle programs	$4,995	$3,848	$1,147
Total liabilities exclusive of liabilities under vehicle programs	5,386	5,598	(212)
Assets under vehicle programs	11,381	9,090	2,291
Liabilities under vehicle programs	10,199	6,928	3,271
Stockholders’ equity	791	412	379

Total assets exclusive of assets under vehicle programs increased approximately $1.1 billion primarily due to (i) a $906 million increase in deferred income taxes primarily related to the generation of net operating losses, (ii) a $147 million increase in other current assets, largely related to an increase in sales and use tax receivables for taxes paid that are recoverable from government agencies, and (iii) a $133 million increase in accounts receivable, primarily due to the seasonal increase in rental volumes.

Total liabilities exclusive of liabilities under vehicle programs decreased $212 million primarily due to a $238 million net reduction in corporate debt. See “Liquidity and Capital Resources—Debt and Financing Arrangements” regarding the changes in our corporate financings.

Assets under vehicle programs increased approximately $2.3 billion principally related to the seasonal increase in the size of our vehicle rental fleet from December 31, 2011.

Liabilities under vehicle programs increased approximately $3.3 billion, reflecting an approximately $2.3 billion additional borrowing to support the increase in our vehicle rental fleet and an approximately $1.0 billion increase in deferred income taxes related to accelerated tax depreciation on vehicles. See “Liquidity and Capital Resources—Debt and Financing Arrangements” regarding the change in our debt related to vehicle programs.

Total stockholders’ equity increased $379 million primarily due to our net income of $336 million for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the nine months ended September 30, 2012, we completed several financing transactions which reduced our corporate indebtedness by $238 million. We borrowed $500 million under a floating rate term loan due 2019, issued an additional $125 million of our 8 1/4% notes due 2019 at 103.5% of par and borrowed an additional $30 million under our floating rate term loan due 2016. We repaid our $267 million floating rate term loan due 2014, $180 million of our floating rate term loan due 2018, $200 million of our 7 5/8% notes due 2014 and $50 million of our 7 3/4% notes due 2016, and we repurchased $201 million of our 3 1/2% convertible notes due 2014.

During the nine months ended September 30, 2012, we also increased our borrowings under vehicle programs to fund an increase in our rental fleet in order to accommodate the seasonal increase in rental demand.

CASH FLOWS

As of September 30, 2012, we had $554 million of cash on hand, an increase of $20 million from $534 million at December 31, 2011. Our corporate indebtedness declined by $238 million from December 31, 2011 to September 30, 2012. The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2012	2011	Change
Cash provided by (used in):
Operating activities	$1,524	$1,272	$252
Investing activities	(3,012)	(2,774)	(238)
Financing activities	1,503	1,609	(106)
Effect of exchange rate changes	5	(16)	21

Net change in cash and cash equivalents	$20	$91	$(71)

During the nine months ended September 30, 2012, we generated $252 million more cash from operating activities compared with the same period in 2011 primarily due to improved operating results and the inclusion of Avis Europe in our results for the nine months ended September 30, 2012.

We used $238 million more cash in investing activities during the nine months ended September 30, 2012 compared with the same period in 2011. This change primarily reflects the activities of our vehicle programs, the majority of which was related to the inclusion of Avis Europe in our results for the nine months ended September 30, 2012, in which we used approximately $2.3 billion more cash to purchase vehicles in the current year, partially offset by approximately $1.8 billion more cash received on the disposition of vehicles, and 2011 reflects the use of $401 million for the purchase of British pound sterling related to our acquisition of Avis Europe.

We generated $106 million less cash from financing activities during the nine months ended September 30, 2012 compared with the same period in 2011. This change primarily reflects a $212 million increase in cash used for the net repayment of corporate borrowings and related activity partially offset by a $106 million increase in cash provided under our vehicle programs’ financing activities primarily due to increased borrowings to fund a seasonal increase in our vehicle rental fleet.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2012, we had approximately $10.8 billion of indebtedness (including corporate indebtedness of approximately $3.0 billion and debt under vehicle programs of approximately $7.8 billion).

Corporate indebtedness consisted of:

	Maturity Date	As of September 30, 2012	As of December 31, 2011	Change
Floating rate term loan (a)	April 2014	$—	$267	$(267)
Floating rate notes (b)	May 2014	250	250	—
7 5/8% notes	May 2014	—	200	(200)
3 1/2% convertible notes (c)	October 2014	144	345	(201)
Floating rate term loan (a) (d)	May 2016	49	20	29
7 3/4% notes	May 2016	325	375	(50)
9 5/8% notes	March 2018	445	445	—
Floating rate term loan (a) (e)	September 2018	233	412	(179)
8 1/4% notes	January 2019	731	602	129
Floating rate term loan (a) (f)	March 2019	493	—	493
9 3/4% notes	March 2020	250	250	—

		2,920	3,166	(246)
Other		47	39	8

		$2,967	$3,205	$(238)

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

(b)	As of September 30, 2012, the floating rate notes due 2014 bear interest at three-month LIBOR, plus 250 basis points, for an aggregate rate of 2.93%.
(c)	The 3 1/2% convertible notes due 2014 are convertible by the holders into approximately 9 million shares of our common stock as of September 30, 2012.
(d)	As of September 30, 2012, the floating rate term loan due 2016 bears interest at three-month LIBOR, plus 300 basis points, for an aggregate rate of 3.45%.
(e)	As of September 30, 2012, the floating rate term loan due 2018 bears interest at the greater of three-month LIBOR or 1.25%, plus 500 basis points, for an aggregate rate of 6.25%.
(f)	As of September 30, 2012 the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 1.0%, plus 325 basis points, for an aggregate rate of 4.25%.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of September 30, 2012	As of December 31, 2011	Change
Debt due to Avis Budget Rental Car Funding (a)	$5,813	$4,574	$1,239
Budget Truck funding program (b)	280	188	92
Capital leases (c)	500	348	152
Other (c)	1,282	454	828

	$7,875	$5,564	$2,311

(a)	The increase principally reflects increased borrowings to fund an increase in the size of our U.S. car rental fleet.
(b)	The increase principally reflects increased borrowings to fund vehicle purchases for our U.S. truck rental fleet.
(c)	The increase principally reflects increased borrowings to fund an increase in the size of our international vehicle rental fleet.

As of September 30, 2012, the committed credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,435	$—	$1,155	$280
Other facilities (b)	10	3	—	7

(a)

This revolving credit facility matures in 2016 and bears interest of one-month LIBOR, plus 300 basis points. The senior credit facility, which encompasses our floating rate term loans and the revolving credit facility, is secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by our domestic subsidiaries, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.75% to 5.69% as of September 30, 2012.

The following table presents available funding under our debt arrangements related to our vehicle programs at September 30, 2012:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,318	$5,813	$1,505
Budget Truck financing (c)	295	280	15
Capital leases	529	500	29
Other (d)	1,545	1,282	263

	$9,687	$7,875	$1,812

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $7.5 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $448 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $2.3 billion of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of September 30, 2012, can be found in Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

As discussed above, as of September 30, 2012, we have cash and cash equivalents of $554 million, available borrowing capacity under our revolving credit facility of $280 million and available capacity under our vehicle programs of approximately $1.8 billion.

Our liquidity position may be negatively affected by financial market disruptions or a downturn in the global economy, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. A downturn in the global economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, PSA Peugeot Citroën, Volkswagen Group, Toyota Motor Corporation, Kia Motors America or Fiat Group Automobiles S.p.A. being unable or unwilling to honor obligations under the contracts we have with such manufacturers, including repurchase or guaranteed depreciation obligations related to program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market and (v) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor its obligations under the Separation Agreement and related agreements.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings. The financial covenants of our senior credit facility include maximum leverage and minimum coverage ratio requirements. As of September 30, 2012, we were in compliance with the financial covenants in our senior credit facility. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2011 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2011 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $1.8 billion from December 31, 2011 to approximately $3.4 billion at September 30, 2012. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our long-term borrowings and financial instruments, see Notes 7, 11 and 12 to our Consolidated Condensed Financial Statements.

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

We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. Based on our currency forward contracts as of September 30, 2012, we estimate that a 10% change in currency exchange rates would not have a material impact on our earnings. Because gains or losses related to currency forward contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these currency forward contracts and the underlying exposures do not create a material impact to our results of operations, balance sheet or liquidity.

Interest Rate Risk Management

Our primary interest rate exposure at September 30, 2012, was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of September 30, 2012, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our results of operations, balance sheet or liquidity.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2012.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: November 9, 2012
/s/ David B. Wyshner
David B. Wyshner
Senior Executive Vice President and
Chief Financial Officer

Date: November 9, 2012
/s/ Izilda P. Martins
Izilda P. Martins
Vice President and
Acting Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

10.1	Incremental Commitment Agreement, dated as of August 15, 2012 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the Tranche C Term Lenders and JPMorgan Chase Bank, N.A., Bank of America Merrill Lynch, Barclays Capital and Deutsche Bank Securities as joint lead arrangers and bookrunners.

10.2	Fourth Amendment, dated as of August 15, 2012, to the Amended and Restated Credit Agreement dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time parties thereto, J.P. Morgan Securities LLC, Bank Of America Merrill Lynch, Barclays Bank PLC, Deutsche Bank Securities, acting as joint lead arrangers and bookrunners.

10.3	First Amendment, dated as of September 12, 2012, to the Amended and Restated Series 2010-6 Supplement dated October 14, 2011, among Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, JPMorgan Chase Bank, N.A., as administrative agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A. as Trustee and as Series 2010-6 Agent.

10.4	Amendment No. 3 to Series 2012-1 Supplement, dated September 28, 2012, between Centre Point Funding, LLC, as issuer, Budget Truck Rental LLC, as administrator, Deutsche Bank Securities Inc., as administrative agent, Deutsche Bank Trust Company Americas, as a Non-Conduit Purchaser, Windmill Funding Corporation, as a CP Conduit Purchaser, The Royal Bank of Scotland plc, as a Funding Agent and an APA Bank, and the Bank of New York Mellon Trust Company, N.A., in its capacities as Trustee, Series 2012-1 Agent and Securities Intermediary.

10.5	Incremental Revolving Commitment Agreement, dated as of October 4, 2012 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Bank of Montreal, as incremental lender and JPMorgan Chase Bank, N.A. as administrative agent.

10.6	Incremental Revolving Commitment Agreement, dated as of October 4, 2012 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, SunTrust Bank, N.A., as incremental lender and JPMorgan Chase Bank, N.A. as administrative agent.

10.7	Agreement dated October 1, 2012 between Avis Budget Car Rental, LLC and General Motors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2012).*

10.8	Second Amendment to the Amended and Restated Series 2010-6 Supplement, dated as of October 18, 2012, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 24, 2012).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.