Form 10-K
period 2012-12-31
AVIS BUDGET GROUP, INC.
filed 2013-02-21
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,593,413,279 based on the closing price of its common stock on the NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of January 31, 2013, the number of shares outstanding of the registrant’s common stock was 107,267,637.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the Registrant’s annual stockholders’ meeting scheduled to be held on May 22, 2013 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

•

risks related to our proposed acquisition of Zipcar, Inc. (“Zipcar”), including our ability to complete such acquisition, our ability to realize the synergies contemplated by the transaction, and our ability to promptly and efficiently integrate the businesses of Zipcar and Avis Budget Group;

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

•	a change in travel demand, including changes in airline passenger traffic;

•	any change in economic conditions generally, particularly during our peak season or in key market segments;

•	our ability to continue to achieve and maintain cost savings and successfully implement our business strategies;

•	our ability to obtain financing for our global operations, including the funding of our vehicle fleet through the issuance of asset-backed securities and use of the global lending markets;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the locations in which we operate;

•	our dependence on third-party distribution channels, third-party suppliers of other services and co-marketing arrangements with third parties;

•

our ability to utilize derivative instruments, and the impact of derivative instruments we currently utilize, which can be affected by fluctuations in interest rates, gasoline prices and exchange rates, changes in government regulations and other factors;

•	our ability to accurately estimate our future results;

•	any major disruptions in our communication networks or information systems;

•	our exposure to uninsured claims in excess of historical levels;

•

our failure or inability to comply with laws, regulations or contractual obligations or any changes in laws, regulations or contractual obligations, including with respect to personally identifiable information;

•	any impact on us from the actions of our licensees, dealers and independent contractors;

•	any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business;

•	risks related to our indebtedness, including our substantial outstanding debt obligations and our ability to incur substantially more debt;

•	our ability to meet the financial and other covenants contained in the agreements governing our indebtedness;

•

the terms of agreements among us and our former real estate, hospitality and travel distribution businesses following the separation of those businesses from us in 2006, particularly with respect to the allocation of assets and liabilities, including contingent liabilities and guarantees, the ability of each of the separated companies to perform its obligations, including indemnification obligations, under these agreements, and the right of our former real estate business to control the process for resolving disputes related to contingent liabilities and assets;

•	risks associated with litigation or governmental or regulatory inquiries or investigations involving our Company;

•	risks related to tax obligations and the effect of future changes in accounting standards;

•	risks related to our October 2011 acquisition of Avis Europe plc (“Avis Europe”), including our ability to realize the synergies contemplated by the transaction;

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7, in “Risk Factors” set forth in Item 1A and other portions of this Annual Report on Form 10-K may contain forward-looking statements and involve uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such statements are based upon assumptions and known risks and uncertainties.

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

Our car rental business enjoys significant benefits from operating two distinct brands that target different industry segments but share the same fleet, maintenance facilities, systems, technology and administrative infrastructure. We believe that Avis and Budget both enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand. In 2012, we generated total revenues of $7,357 million. The Avis, Budget and Budget Truck brands accounted for approximately 70%, 25% and 5% of our revenue, respectively, in 2012.

On average, our rental fleet totaled more than 496,000 vehicles and we completed more than 29 million vehicle rental transactions worldwide in 2012. In 2012, we derived approximately 71% of our $5.3 billion in total car rental time and mileage revenue from on-airport locations and approximately 29% of our time and mileage revenue from off-airport locations, which we refer to as our local market business. We also license the use of the Avis and Budget trademarks to licensees in areas in which we do not operate directly. Our brands have an extended global reach with more than 10,000 car and truck rental locations throughout the world, including approximately 4,700 car rental locations operated by our licensees. We rent our fleet of approximately 27,000 Budget trucks through a network of approximately 1,700 dealer-operated and 350 Company-operated locations throughout the continental United States.

  SEGMENT INFORMATION

We categorize our operations in three reporting segments: North America, consisting of our Avis and Budget car rental operations in the United States and our Avis and Budget vehicle rental operations in Canada; International, consisting of our Avis and Budget vehicle rental operations in Europe, the Middle East, Asia, Africa, South America, Central America, the Caribbean, Australia and New Zealand; and Truck Rental, consisting of our Budget truck rental operations in the United States. In 2012:

•

North America. Our North America segment generated approximately 86 million rental days and average time and mileage revenue per day of $40.22 with an average rental fleet of approximately 329,000 vehicles;

•

International. Our International segment generated approximately 36 million rental days and average time and mileage revenue per day of $43.27 with an average rental fleet of approximately 140,000 vehicles; and

•	Truck Rental. Our Truck Rental segment generated approximately 4 million rental days and average time and mileage revenue per day of $71.64 with an average rental fleet of approximately 27,000 trucks.

In 2012, revenue increased as North American travel demand grew and our results included the results of Avis Europe for a full year compared to only part of the year in 2011. We focused on efforts to integrate our European operations and grow our brands globally. We continue to benefit from our cost-reduction efforts, including our Performance Excellence process improvement initiative, which has helped us generate more than $300 million in annual cost savings and other benefits since the program was launched in 2007. As part of the expansion of the Company’s global operations, we have expanded the program into Europe and Asia. We have achieved cost savings in numerous ways, including through:

•	implementation of process improvements impacting virtually all areas of our business;

•	reductions in operating and selling, general and administrative expenses, including significant reductions in staff, many of which were trimmed from fixed and semi-fixed overhead;

•	a review of location, segment and customer profitability to identify and respond appropriately to unprofitable aspects of our businesses;

•	targeted price increases and changes to our sales, marketing and affinity programs in order to improve revenue per day and overall profitability;

•	reductions in fleet costs and further consolidation of purchasing programs;

•	further consolidation of customer-facing and back-office functions and locations across our operations; and

•	reduction in costs, primarily general and administrative expenses, as we integrate the operations of Avis Europe.

In 2012, we completed more than 29 million vehicle rental transactions worldwide. We retained approximately 98% of our existing commercial contracts and maintained, expanded or entered into marketing alliances with key marketing partners. In 2012, Avis was named North America’s Leading Car Hire and Europe’s Leading Business Car Hire by the World Travel Awards, and received other numerous awards. Avis was also again named the leading car rental company in customer loyalty by the Brand Keys Customer Loyalty Engagement Index for the 13th consecutive year.

In 2012, we maintained a diverse car rental fleet, in which no vehicle manufacturer represented more than 21% of our 2012 fleet purchases, and we continued to adjust our fleet levels to be consistent with demand. We continue to utilize sophisticated yield-management technology to optimize our pricing and fleet planning, and we continue to analyze and streamline our operations to gain efficiencies. In addition, our approximately 28,000 employees worldwide continue to provide reliable, high-quality vehicle rental services that foster customer satisfaction and customer loyalty.

  MARKET CONDITIONS AND OUTLOOK

For 2013, our objective is to focus on growing our business profitably, strengthening our position as a leading global provider of vehicle rental services, continuing to enhance the quality of vehicle rental services we provide to customers, and maintaining and enhancing efficiencies achieved through process improvement and other actions. We expect to achieve our goals by focusing our efforts on the following core strategic initiatives:

•

Growing Profitably.  We plan to continue and pursue numerous opportunities intended to increase our revenues and make positive contributions to our earnings. For instance, we plan to continue to focus on promoting car class upgrades, adjusting our mix of vehicles to match customer demand, growing our rentals to small-business and international travelers, increasing the number of rentals which are booked through our own websites, increasing the proportion of transactions in which customers prepay us and expanding our ancillary revenues derived from offering additional products and services to on- and off-airport customers. We believe these efforts will each not only generate incremental revenue, but also add to profitability. Opportunities for ancillary revenue growth include adding sales of insurance coverages, loss damage waivers and other ancillary products and services, such as electronic toll collection services, roadside safety protection and portable GPS navigation products, to the rental transactions of an increasing percentage of our renters. We also plan to continue our focus on yield management and pricing optimization and seek to increase the time and mileage rental fees we earn per rental day. We have implemented technology, and will be adding additional systems, that strengthen our yield management and that enable us to tailor our product/price offerings to specific customer segments. We expect to continue to adjust our pricing to bolster profitability and match changes in demand.

•

Strengthening Our Global Position.  While we currently operate, either directly or through licensees, in approximately 175 countries around the world and we significantly expanded our international operations with our October 2011 acquisition of Avis Europe, we plan to further expand our global footprint going forward. In countries where we operate corporate-owned stores, we will identify opportunities to add new rental locations, to grant licenses to independent third parties for regions where we do not currently operate and do not wish to operate directly, to strengthen the presence of the Avis or Budget brand (including by dual-branding locations), as applicable, and to re-acquire previously granted license rights in certain cases. In countries operated by licensees, including our joint ventures in China and India, we will seek to ensure that our licensees are well positioned to realize the growth potential of our brands in those countries and are aggressively growing their presence in those markets, and we expect to consider the re-acquisition of previously granted license rights in certain cases.

•

Enhancing Customers’ Rental Experience.  We plan to intensify our efforts to build customer loyalty and reduce customer acquisition costs through our Customer Led, Service Driven™ program that is intended to enhance our customers’ rental experience. Following an extensive review of the ways, places and occasions in which our brands, our systems and our employees interact with customers and potential customers, we have begun to implement actions that we expect will improve the service we provide at these customer “touchpoints.” For example, in 2012, we launched Avis Preferred Select & Go™, a vehicle-choice program for customers, revised our rental agreements and receipts to improve transparency, and significantly expanded customer-service-oriented training of our employees, and we achieved significant increases in customer satisfaction. We expect to continue to invest in these efforts in 2013.

•

Controlling Costs and Promoting Efficiencies.  We have continued our efforts to rigorously control costs. We have taken aggressive action to reduce expenses throughout the organization, and we eliminated or reduced significant costs through the integration of Avis Europe in 2012. In addition, we continue to develop and implement our Performance Excellence process improvement initiative to increase efficiencies, reduce operating costs and create sustainable cost savings using LEAN, Six Sigma and other tools. This initiative, which we have expanded to cover our operations in Europe and Asia, has generated substantial savings since its implementation and should continue to provide incremental benefits in 2013. We have also implemented technology solutions, including self-service voice reservation technology and fleet optimization technologies, to reduce costs, and we will continue to pursue innovative solutions to support our strategic initiatives. We believe such steps will continue to aid our financial performance.

In executing our strategy, we plan to continue to position our two distinct and well-recognized brands to focus on different segments of customer demand. With Avis as a premium brand preferred more by corporate and upscale leisure travelers, and Budget as a mid-tier brand preferred more by value-conscious travelers, we believe we are able to target a broad range of demand, particularly since the two brands share the same operational and administrative infrastructure while providing differentiated though consistently high levels of customer service. We aim to provide products, service and pricing, to use various marketing channels and to maintain marketing affiliations and corporate account contracts which complement each brand’s positioning. In 2013, we plan to continue to invest in our brands through a variety of efforts, including television commercials, print advertisements and on-line and off-line marketing. We see particular growth opportunities in Europe for Budget, as Budget’s share of airport car rentals is significantly smaller in Europe than in other parts of the world.

We operate in a highly competitive industry and we expect to continue to face challenges, including weak economic conditions and demand for travel services in Europe. We seek to mitigate our exposure to risks in numerous ways, including delivering upon the core strategic initiatives described above and through continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet and our operations, and adjustments in the size, nature and terms of our relationships with vehicle manufacturers.

  COMPANY HISTORY

The Company is a Delaware corporation headquartered in Parsippany, New Jersey, whose operations consist of two of the most recognized brands in the global vehicle rental industry through Avis Budget Car Rental, the parent of Avis Rent A Car System, LLC, Budget Rent A Car System, Inc. and Budget Truck Rental, LLC. Avis Rent A Car System, LLC and Budget Rent A Car System, Inc. also do business as Avis Car Rental and Budget Car Rental, respectively.

Founded in 1946, Avis is believed to be the first company to rent cars from airport locations. Avis expanded its geographic reach throughout the United States through licensed and corporate-owned growth in the 1950s and 1960s. In 1963, Avis introduced its award winning “We try harder®” advertising campaign, which is considered to be one of the top ten advertising campaigns of the 20th century by Advertising Age magazine. Avis possesses a long history of innovation in its business, including the Wizard system, which is a well established and continually updated information-technology system that is the backbone of our operations. Budget was founded in 1958 as a car rental company for the value-conscious vehicle rental customer and grew its business rapidly during the 1960s, expanding its rental car offerings throughout North America and significantly expanding its Budget truck rental business in the 1990s.

Our predecessor company was formed in 1974, and in 1997 merged with HFS Incorporated, and the combined company was renamed Cendant Corporation (“Cendant”). HFS Incorporated had acquired the Avis brand in 1996. Cendant acquired Avis’ capital stock in 2001 and the Budget brand and substantially all of the domestic and certain international assets of Budget’s predecessor in 2002. In 2006, Cendant completed a separation into four separate companies (the “Separation”): Realogy Corporation, Wyndham Worldwide Corporation, Travelport, Inc. and Cendant (now Avis Budget Group, Inc.). In October 2011, we expanded our international operations with the acquisition of Avis Europe, which was previously an independently-owned licensee operating the Avis and Budget brands in Europe, the Middle East and Africa, and the Avis brand in Asia. Upon the completion of the acquisition of Avis Europe, the Avis and Budget brands were globally re-united under a single company, making Avis Budget Group one of the largest vehicle rental companies in the world. Our common stock currently trades on the NASDAQ Global Select Market under the symbol “CAR.”

  CAR RENTAL BUSINESS

Operations—Avis

We operate or license the Avis car rental system (the “Avis System”), which is comprised of approximately 5,750 locations worldwide and represents one of the largest car rental systems in the world. The Avis System encompasses locations at most of the largest airports and cities in the world.

We operate approximately 2,650 Avis car rental locations worldwide, in both the on-airport and local rental markets. In 2012, our Avis operations generated total revenue of approximately $5.2 billion, of which approximately 59% (or $3.0 billion) was derived from North American operations. In addition, we license the Avis brand to other independent business owners in approximately 3,100 locations throughout the world. In

2012, approximately 67% of the Avis System total revenue was generated by our Company-operated locations and the remainder was generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that make up the Avis System:

	Avis System Locations
	North America	International	Total
Company-operated locations	1,350	1,300	2,650
Licensee locations	300	2,800	3,100

Total Avis System Locations	1,650	4,100	5,750

In 2012, Avis derived approximately 57% and 43% of its car rental time and mileage revenue (“T&M”) from commercial and leisure customers, respectively, and 70% and 30% of its car rental time and mileage revenue from customers renting at airports and locally, respectively. T&M consists of fees charged to our customers specifically for vehicle rentals.

The Avis brand provides high-quality car rental services at price points generally above non-branded and value-branded national car rental companies. We offer Avis customers a variety of premium services, including:

•	Avis Preferred, a counter bypass program available at major airport locations;

•

Avis Preferred Select & Go, a program added in 2012 at certain U.S. airport locations which allows customers to select an alternate vehicle or upgrade their vehicle choice without visiting the rental counter;

•	portable GPS units for rent that feature Bluetooth hands-free calling and MP3 playback capability;

•

Avis Specialty Vehicles, a line of luxury and sport vehicles such as the BMW 328i, 528i, 740i and X3, Ford Mustang, Dodge Challenger, Infiniti JX, Lincoln Navigator and the Chevrolet Camaro and Corvette;

•	Avis Prestige, a line of luxury performance cars and stylish convertibles offered to our customers in Europe;

•	availability of eco-friendly vehicles, including gas/electric hybrid vehicles like the Ford Fusion, Ford C-Max and Toyota Prius;

•

Roving Rapid Return, wireless technology that permits customers who are returning vehicles to obtain a printed charge record from service agents at the vehicle as it is being returned and/or to receive a receipt via email;

•	a 100% smoke-free car rental fleet in North America;

•	Etoll electronic toll collection, which lets customers avoid toll booth lines;

•	amenities such as Avis Blast, a portable satellite radio product, and Avis Access, a full range of special products and services for drivers and passengers with disabilities;

•

Avis Interactive, a proprietary management tool that allows corporate clients to easily view and analyze their rental activity via the Internet, permitting these clients to better manage their travel budgets and monitor employee compliance with applicable travel policies;

•	Avis First, a customer loyalty program that rewards customers with additional benefits for frequent rentals; and

•

supporting online interactions with our customers through each of the four major smartphone platforms – Android, Apple, BlackBerry and Windows – which Avis in 2012 became the first car rental company to offer.

Operations—Budget

We operate or license the Budget vehicle rental system (the “Budget System”), which is comprised of approximately 3,150 car rental locations and represents one of the largest car rental systems in the world. The Budget System encompasses locations at most of the largest airports and cities in the world.

We operate approximately 1,550 Budget car rental locations worldwide. In 2012, our Budget car rental operations generated total revenue of approximately $1.8 billion, of which 89% (or $1.6 billion) was derived from North American operations. We also license the Budget System to independent business owners who operate approximately 1,600 locations worldwide. In 2012, approximately 63% of the Budget System total revenue was generated by our Company-operated locations with the remainder generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that make up the Budget System:

	Budget System Locations
	North America	International	Total
Company-operated locations	1,000	550	1,550
Licensee locations	400	1,200	1,600

Total Budget System Locations	1,400	1,750	3,150

In 2012, Budget derived approximately 28% and 72% of its car rental T&M revenue from commercial and leisure customers, respectively, and 75% and 25% of its car rental T&M revenue from customers renting at airports and locally, respectively.

Budget is a leading rental car supplier to the more value-conscious segments of the industry. Budget offers its customers several products and programs similar to Avis, such as portable GPS units, roadside assistance, electronic toll collection and refueling options, as well as the following programs:

•	Fastbreak service, an expedited rental service for frequent travelers;

•	RapidRez, which keeps customers preferences on file for all future rentals;

•	Rent More, Save More, offering special rental rates for frequent renters;

•	convenient and affordable one-way car rentals; and

•	Budget e-Receipt paperless receipts delivered via email.

Reservations

Customers can make Avis and Budget car rental reservations through our Avis and Budget websites at avis.com and budget.com, through our reservation centers (also referred to as contact centers) at 1-888-777-AVIS and 1-800-BUDGET7, respectively, through online travel agencies, through travel agents, or through selected partners, including many major airlines. Travel agents can access our reservation systems through all major global distribution systems (GDSs), which provide information with respect to rental locations, vehicle availability and applicable rate structures. In 2012, we generated approximately 29% of our reservations through our Avis and Budget branded websites, 12% through our contact centers, 28% through GDSs, 9% through online travel agencies, 9% through direct-connect technologies and 13% through other sources. We use a voice reservation system which allows customers to conduct certain transactions such as confirmation, cancellation and modification of reservations using self-service interactive voice response technology. We have also developed mobile applications for the Android, Apple, BlackBerry and Windows operating systems, allowing customers to more easily manage their car rental reservations on their smartphones and other mobile devices.

Marketing

Avis and Budget support their premium and value-conscious brand positions through a range of marketing channels and campaigns, including traditional media, such as television, radio and print advertising, as well as Internet and email marketing. In 2012, we developed new global brand propositions and visual identities, including new brand logos for Avis and Budget, to evolve and refine each brand’s differentiated market position. This evolution builds upon our brands’ heritage and service legacy while driving global consistency across our regions. We have also implemented a customer relationship management system that will enable us to deliver more targeted and relevant offers to customers across both online and offline channels and will allow our customers to benefit through better and more relevant marketing, improved service delivery and Avis and Budget loyalty programs that reward frequent renters with free rental days and car class upgrades. We used significant digital marketing activity, including initiatives with companies such as Macy’s and Lonely Planet, to drive international reservations.

We continue to maintain strong links to the travel industry. Avis and Budget maintain marketing partnerships with several major airlines, including Air Canada, Air France, American Airlines, British Airways, Frontier Airlines, Iberia, KLM, Lufthansa, SAS, Southwest Airlines, United Airlines and Virgin America. We also offer customers the ability to earn frequent traveler points with most major U.S. and European airlines’ frequent traveler programs, as well as those of Air Canada, Air New Zealand and Qantas, among others. Avis and Budget are also affiliated with the frequency programs of major hotel companies, including Hilton Hotels Corporation, Hyatt Corporation, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide. These arrangements provide incentives to loyalty program participants and provide us with cooperative marketing opportunities, including call transfer programs and online links with various partners’ websites. In 2012, we signed new agreements with ADAC (Germany’s leading automobile club), American Express, Best Western, Intrawest, Priceline and United Airlines.

In 2012, approximately 55% of vehicle rental transactions from our Company-operated Avis locations were generated by travelers who rented from Avis under contracts between Avis and the travelers’ employers or through membership in an organization with whom Avis has a contractual affiliation (such as AARP and Costco). Avis also has marketing relationships with organizations such as American Express, MasterCard International and Sears, through which we are able to provide customers of these entities with incentives to rent from Avis. Avis licensees also generally have the option to participate in these affiliations.

Additionally, we offer “Unlimited Budget,” a loyalty incentive program for travel agents, and the Budget Small Business Program, a program for small businesses that offers discounted rates, central billing options and rental credits to its members. Budget has contractual arrangements with American Express, MasterCard International and other organizations, which offer members incentives to rent from Budget.

Licensing

We have licensees in more than 150 countries throughout the world. Revenue derived from our vehicle rental licensees in 2012 totaled approximately $136 million. Licensed locations are independently operated by our licensees, and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban locations. Our licensees maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional fixed costs associated with fees paid by licensees to us. Licensed locations represented approximately 53% of our Avis and Budget car rental locations worldwide. Locations operated by Avis and Budget licensees represented approximately 34% of total revenue generated by the Avis and Budget Systems in 2012. We facilitate one-way car rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

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

Our license agreements typically have terms ranging from five to 20 years. The car rental royalty fee payable to us under our license agreements is generally 5% to 8% of gross rental revenue, but certain licensees of each brand, both in North America and internationally, have license agreements with different royalty fee structures. We maintain the right to monitor the operations of licensees and, when applicable, can declare a licensee to be in default under its license agreement. We perform targeted audits as part of our program to assure licensee compliance with brand quality standards and contract provisions. We generally can terminate license agreements for certain defaults, including failure to pay royalties and failure to adhere to our operational standards. Upon termination of a license agreement, the licensee is prohibited from using the Avis or Budget name and related marks in any business. In the United States, these license relationships constitute “franchises” under most federal and state laws regulating the offer and sale of franchises and the relationship of the parties to a franchise agreement.

Other Revenue

In addition to revenue from vehicle rentals and licensee royalties, we generate revenue from Avis and Budget customers through the sale and/or rental of optional ancillary products and services. Our employees offer products to customers that will enhance their rental experience, including collision and loss damage waivers, insurance products such as additional/supplemental liability insurance or personal accident/effects insurance, products for driving convenience such as portable GPS navigation units, optional roadside assistance services, fuel service options, electronic toll collection and other ancillary products and services, such as rentals of satellite radio units and child safety seats. In 2012, approximately 5% of our vehicle rental operations revenue was generated by the sale of collision and loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if the customer has not breached the rental agreement. In addition, we receive reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, that we pay in exchange for the right to operate at airports and other locations.

The Wizard System

We own the Wizard system, our worldwide reservation, rental, data processing and information management system. The Wizard system enables us to process millions of incoming customer inquiries each day, providing our customers with accurate and timely information about our locations, rental rates and vehicle availability, as well as the ability to place or modify reservations. Additionally, the Wizard system is linked to all major travel distribution networks worldwide and provides real-time processing for travel agents, travel industry partners

(such as airlines and online travel sites), corporate travel departments and individual consumers through our websites or contact centers. The Wizard system also provides personal profile information to our reservation and rental agents to help us better serve our customers.

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

•

Pricing decision support systems.  Pricing in the vehicle rental industry is highly competitive and complex. To improve our ability to respond to rental rate changes in the marketplace, we have developed sophisticated systems to gather and report competitive industry rental rate changes every day. Our systems, using data from third-party reservation systems as its source of information, automatically scan rate movements and report significant changes to our staff of pricing analysts for evaluation. These systems greatly enhance our ability to gather and respond to rate changes in the marketplace. In 2012 and 2013, we are developing an integrated pricing and fleet optimization tool that we expect will allow us to test and implement improved pricing and fleet deployment strategies and optimization algorithms, as well as automate the implementation of certain price changes.

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

•

Enterprise data warehouse.  We have developed a sophisticated and comprehensive electronic data storage and retrieval system which retains information related to various aspects of our business. This data warehouse allows us to take advantage of comprehensive management reports and provides easy access to data for strategic decision making for both brands.

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

•

Interactive adjustments.  We have developed a customer data system which allows us to easily retrieve pertinent customer information and make needed adjustments to completed rental transactions online for superior customer service. This data system links with other accounting systems to handle any charge card transaction automatically.

•

Interactive voice response system.  We have developed an automated voice response system that enables the automated processing of customer reservation cancellations, confirmations, identification of rental locations, extension of existing rentals and requests for copies of rental receipts over the phone using speech recognition software.

•

On Location.  We have introduced our “On Location®” service to certain of our corporate customers, which enables self-service car rentals at their campus locations. This service consists of a two-way communications device connected to the vehicle’s on-board diagnostics system. This device retrieves key vehicle information that integrates with the Wizard system to perform a check-in and check-out of a vehicle in a self-service mode.

Fleet

We offer for rental a wide variety of vehicles, including luxury and specialty vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. We maintain a single fleet of vehicles for Avis and Budget in countries where we operate both brands.

We participate in a variety of vehicle purchase programs with major vehicle manufacturers. In 2012, we purchased vehicles from Audi, BMW, Fiat, Hyundai, Kia, Mazda, Mercedes, Mitsubishi, Nissan, Peugeot, Porsche, Renault, Subaru, Toyota and Volkswagen, among others. During 2012, approximately 21%, 18% and 12% of the cars acquired for our car rental fleet were manufactured by Ford, General Motors and Chrysler, respectively.

In 2012, on average, approximately 46% of our rental car fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase them or guarantee our rate of depreciation during a specified period of time, or vehicles subject to operating leases. Cars subject to these agreements are sometimes referred to as “program” cars and cars not subject to these agreements are sometimes referred to as “risk” cars. Such agreements require that program cars be maintained in our fleet for a minimum number of months (typically four to eleven months) and impose return conditions, including those related to mileage and condition. At the time the car is returned, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market. Of the approximately 511,000 vehicles sold in 2012, approximately 62% were sold pursuant to repurchase or guaranteed depreciation programs. The future percentages of program and risk cars in our fleet will be dependent on the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs.

We dispose of our risk cars largely through automobile auctions, including auctions that enable dealers to purchase vehicles online more quickly than through traditional auctions, as well as through direct-to-dealer sales. In 2012, we also launched the Ultimate Test Drive retail car sales program, which offers customers in certain states in the United States the ability to purchase Avis and Budget rental vehicles through a collaboration with AutoNation, Inc.

Our car rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. The seasonal variation in demand, along with more localized changes in demand at each of our locations, causes us to vary our fleet size over the course of the year. For 2012, our average monthly car rental fleet size ranged from a low of approximately 406,000 vehicles in January to a high of approximately 550,000 vehicles in July. Our average monthly car rental fleet size typically peaks in the summer months. Compared to 2011, our average fleet size increased approximately 26% in 2012, primarily due to the inclusion of

Avis Europe’s fleet for a full year in 2012 compared to a partial year in 2011. Average fleet utilization for 2012, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 77% in March to 64% in December. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled statistics.

We have focused on and expect to continue to focus on the environmental profile of our car rental fleet, as measured using the United States Environmental Protection Agency (“EPA”) SmartWay Certification program. Many of the model-year 2012 and 2013 rental cars in our fleet meet the standards for EPA SmartWay Certification. We also offer several different models of gas/electric hybrid cars for rent, as well as flex fuel cars for those seeking to minimize environmental impact through use of E-85 ethanol fuel.

We place a strong emphasis on vehicle maintenance for customer safety and customer satisfaction reasons, and because quick and proper repairs are critical to fleet utilization. To accomplish this task we employ a fully-certified National Institute for Automotive Service Excellence (“ASE”) technician instructor and have developed a specialized training program for our 373 technicians who operate in approximately 95 maintenance and damage repair centers for both Avis and Budget in the United States. Our technician training department also prepares its own technical service bulletins that can be retrieved electronically at our repair locations. Approximately 68% of our U.S. technicians are ASE-certified.

Customer Service

We believe our commitment to delivering a consistently high level of customer service across all of our brands is a critical element of our success and strategy. Our Customer Led, Service Driven program focuses on improving the overall customer experience based on our research of customer service practices, improved customer insights, executing our customer relationship management strategy and delivering customer-centric employee training. Associates and managers at our Company-operated locations receive customer resolution training and are empowered to resolve most customer issues at the location level. In addition, we have simplified our rental agreements for both the Avis and Budget brands to make them easier for our customers to read and understand. We continuously track customer satisfaction levels by sending location-specific surveys to recent customers and utilize detailed reports and tracking to continually find ways to improve our customer service delivery and the overall customer experience. In 2012, we received over 700,000 responses to our online customer satisfaction surveys. Our surveys ask customers to evaluate their overall satisfaction with their rental experience, among other things. Results are analyzed in aggregate and by location to help further enhance our service levels to our customers.

Airport Concession Agreements

We generally operate at airports under concession agreements with airport authorities, pursuant to which we typically make airport concession payments and/or lease payments. In general, concession fees for on-airport locations are based on a percentage of total commissionable revenue (as defined by each airport authority), subject to minimum annual guaranteed amounts. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

Competition

The car rental industry is characterized by intense price and service competition. Competition in our vehicle rental operations is based primarily upon price, customer service quality, including usability of booking systems and ease of rental and return, vehicle availability, reliability and national or international distribution. In addition, competition is influenced strongly by advertising, marketing and brand reputation. We compete primarily with the following car rental companies: Enterprise Rent-A-Car Company, which also operates the National Car Rental and Alamo brands in North America; Europcar, which also operates the National Car Rental and Alamo brands in Europe; Hertz Global Holdings, Inc., which operates the Hertz, Dollar and Thrifty brands; and Sixt AG. We also compete with smaller regional car rental companies.

  TRUCK RENTAL BUSINESS

Operations

Budget’s truck rental business is one of the largest local and one-way truck rental businesses in the United States. The Budget truck rental business has a combined fleet of approximately 27,000 trucks, which are rented through a network of approximately 1,700 dealers and 350 Company-operated locations throughout the continental United States. A certain number of our dealer locations are operated by our Budget car rental licensees. The Budget truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. In 2012, the Budget truck rental business generated total revenue of approximately $374 million.

We advertise in “yellow pages” telephone directories, purchase online advertisements and keyword referrals, and conduct targeted email marketing campaigns to help promote our truck rental business to new and existing customers. Budget truck rental customers can make reservations, through our Budget truck rental website at budgettruck.com, through the Budget truck rental reservation center at 1-800-GO-BUDGET or by calling a specific location directly.

We have an exclusive agreement to advertise truck rental services in the Mover’s Guide, an official U.S. Postal Service change of address product. In addition, we maintain relationships with businesses like Sears and Extra Space Storage to promote Budget’s truck rental business, as well as a relationship with AARP offering reduced rates to members.

Ancillary Products and Insurance Coverages

We supplement our daily truck rental revenue by offering customers a range of ancillary products. We rent automobile towing equipment and other moving accessories such as hand trucks, furniture pads and moving supplies, as well as portable GPS navigation units. We also make available to customers a range of optional liability-limiting products and coverages such as physical damage waivers, automobile towing protection, personal accident and cargo insurance and supplemental liability insurance. These ancillary products enhance our appeal to consumers by offering customers “one-stop” moving services.

Distribution

Budget’s truck rental business is offered through a national network, which included approximately 1,700 dealers as of December 31, 2012. These independently-owned dealers generally operate self-storage facilities, rental centers, hardware stores, service stations and other similar retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks to consumers and to our commercial accounts and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck rentals and ancillary equipment rentals. Generally, agreements with dealers may be terminated by either party subject to certain conditions.

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

  INSURANCE

We generally assume the risk of liability to third parties arising from vehicle rental services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, in accordance with the minimum financial responsibility requirements (“MFRs”) and primacy of coverage laws of the relevant jurisdiction. In certain cases, we assume liability above applicable MFRs, but to no more than $1 million per occurrence, other than in cases involving a negligent act on the part of the Company, for which we purchase insurance coverage for exposures beyond retained amounts from a combination of unaffiliated excess carriers.

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

When a customer elects to purchase supplemental liability insurance or other optional insurance products, we largely retain economic exposure to loss, since the insurance is provided by an unaffiliated carrier that is reinsured through our captive insurance subsidiary, Constellation Reinsurance Co., Ltd. Additional personal accident insurance offered to our customers in Europe is underwritten by a third-party insurer, and reinsured by our Avis Europe International Reinsurance Limited subsidiary.

  TRADEMARKS AND INTELLECTUAL PROPERTY

The service marks “Avis” and “Budget,” related marks incorporating the words “Avis” or “Budget,” and related logos and marks such as “We try harder” are material to our vehicle rental business. Our subsidiaries and licensees actively use these marks. In 2012, we also acquired trademarks and logos related to the “Apex Car Rental” brand in Australia and New Zealand. All of the material marks used by the Avis System and the Budget System are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as in over 100 countries. Our subsidiaries own the marks and other intellectual property, including the Wizard system, used in our business.

  FINANCIAL DATA OF SEGMENTS AND GEOGRAPHIC AREAS

Financial data for our segments and geographic areas are reported in Note 21—Segment Information to our Consolidated Financial Statements included in Item 8 of this Annual Report.

  REGULATION

We are subject to wide variety of laws and regulations in the United States and internationally including those relating to, among others, insurance products and rates, customer privacy and data security, competition, environmental matters, taxes, automobile-related liability, corruption, employment matters, cost and fee recovery, the protection of our trademarks and other intellectual property, and local ownership or investment requirements. Additional information on this topic is contained in Item 1A – Risk Factors in this Annual Report.

  EMPLOYEES

As of December 31, 2012, we employed approximately 28,000 persons, of whom approximately 7,500 were employed on a part-time basis. Of our approximately 28,000 employees, approximately 10,000 were employed outside of the United States. In the United States, the majority of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Certain of our executive officers are employed under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2012, approximately 35% of our employees in the United States were covered by collective bargaining agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

  COMPANY INFORMATION

Our principal executive office is located at 6 Sylvan Way, Parsippany, New Jersey 07054 (telephone number: 973-496-4700). The Company files electronically with the Securities and Exchange Commission (the “SEC”) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; registration statements and other forms or reports as required. Certain of the Company’s officers and directors also file statements of changes in beneficial ownership on Form 4 with the SEC. The public may read and copy any materials that the Company has filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Such materials may also be accessed electronically on the SEC’s Internet site (sec.gov). The Company maintains a website (avisbudgetgroup.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to these reports filed or furnished with the SEC are available free of charge in the Investor Relations section of our website, as soon as reasonably practicable after filing with the SEC. Copies of our Codes of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters are also available on our website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

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

Risks Related to Our Business

The high level of competition in the vehicle rental industry may lead to reduced rental volumes and increased pricing pressure, which could adversely impact our results of operations.

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

Fleet costs, which represent our single largest expense, represented approximately 22% of our aggregate operating expenses for 2012 and can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles. In 2012, on average approximately 46% of our rental car fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase them or guarantee the depreciation rate for a specified period of time, or vehicles subject to operating leases. We refer to such agreements as “programs” and to cars subject to such agreements as “program cars.” Under these programs, automobile manufacturers agree to repurchase cars at a specified price during a specified time period or guarantee the rate of depreciation for a specified period of time, typically subject to certain car condition and mileage requirements. These programs therefore enable us to determine, in advance, our depreciation expense, which is a significant component of our fleet costs. These programs also limit the risk to us that the market value of a car, at the time of its disposition, will be less than its estimated residual (or depreciated) value; however, as discussed below, such programs result in additional exposure to the manufacturers with whom we have such agreements.

Automobile manufacturers may not continue to sell program cars to us at all or on terms consistent with past practice. The overall cost of program cars could also increase if the manufacturers were to make changes to such programs, particularly if such changes were to result in an adverse impact in the repurchase price or guaranteed depreciation without a corresponding decrease to the original purchase price. Programs also generally provide us with flexibility to reduce the size of our fleet rapidly in response to seasonal demand fluctuations, an economic slowdown or other changes in demand by disposing of cars sooner than originally expected. This flexibility may be reduced in the future to the extent that we reduce the percentage of program cars in our car rental fleet or features of the programs are altered.

We receive payments from manufacturers, known as “incentive payments,” once certain contractual conditions are met, such as reaching certain purchase volumes. Our per-unit fleet costs could increase if we should decide to purchase fewer vehicles than previously agreed, or if we do not meet volume requirements or if incentive payments are reduced or eliminated by manufacturers. Any increase in our per-unit fleet costs could adversely impact our financial condition and results of operations.

We face risks related to the financial condition of automobile manufacturers and the used vehicle marketplace.

Approximately 21%, 18% and 12% of the cars we acquired for our fleet in 2012 were manufactured by Ford, General Motors and Chrysler, respectively. A majority of these cars and a portion of cars purchased from other manufacturers for our fleet are program cars. If a manufacturer were to default under its agreements with us as a result of bankruptcy proceedings or otherwise, we could incur material expenses if the prices at which we were able to dispose of program cars were less than the specified prices under the applicable program. This effect could be magnified because we typically pay manufacturers more for a program car than we would pay for the same car as a non-program vehicle, which we refer to as a “risk vehicle,” and because we depreciate a program car to the repurchase price or the guaranteed depreciation agreed to by the manufacturer. This agreed price does not vary with conditions in the marketplace and is usually higher than the price that would be available in the used car marketplace. We also receive incentive payments from manufacturers following the purchase of some of our vehicles once certain conditions are met, such as reaching certain purchase volumes. Failure by a manufacturer to fulfill its obligations under any program agreement or incentive payment obligation could leave us with a substantial unpaid claim against the manufacturer, particularly with respect to program cars that were either (i) resold for an amount less than the amount guaranteed under the applicable program and therefore subject to a “true-up” payment obligation from the manufacturer or (ii) returned to the manufacturer but for which we were not yet paid, and therefore we could incur a substantial loss as a result of such failure to perform.

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

We currently source our fleet from a wide range of auto manufacturers, including General Motors, Ford, Chrysler, Audi, BMW, Fiat, Hyundai, Kia, Nissan, Peugeot, Renault, Toyota and Volkswagen. To the extent these or other auto manufacturers significantly curtail production, or decide to curtail sales to us or the vehicle rental industry as a whole, we may not be able to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs. In addition, our vehicles may be subject to safety recalls by their manufacturers that could have a similar negative impact on our business when we remove such recalled vehicles from our rentable fleet. If a large number of cars were to be the subject of simultaneous recalls, or if needed replacement parts were not in adequate supply, we may not be able to re-rent recalled cars for a significant period of time. We could also face liability claims related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could adversely affect our revenues, create customer service problems, reduce the residual value of the cars involved, harm our general reputation and/or have an adverse effect on our financial condition and results of operations.

We may engage in acquisitions, including the acquisition of existing Avis or Budget licensees, or investments in other related businesses and we may not be able to effectively integrate or realize anticipated benefits of these transactions or the anticipated benefits could take longer to realize than expected, which could negatively impact our results of operations.

From time to time we engage in strategic transactions, including the acquisition of or investment in existing licensees and/or other related businesses. The risks involved in engaging in these strategic transactions include the possible failure to successfully integrate the operations of acquired businesses, or to realize the expected benefits of such transactions such as earnings and cash flows, cost savings, synergies or sales or growth opportunities that we anticipate from the transaction. These benefits may not be achieved within the anticipated time frame, or at all. In addition, the integration may result in material unanticipated problems, expenses, liabilities or competitive responses. Potential challenges associated with integrating acquired business operations include:

•	inconsistencies between our standards, procedures and policies and those of the acquired business;

•	the increased scope and complexity of our operations could require significant attention from management and could impose constraints on our operations or other projects;

•	unforeseen expenses, delays or conditions may be imposed upon the acquired company, including due to required regulatory or other third-party approvals or consents;

•

the costs of compliance with U.S. and international laws and regulations, including the possible acquisition or assumption of unexpected liabilities, litigation, penalties or other enforcement actions;

•	provisions in our and the acquired business’s contracts with third parties that could limit our flexibility to take certain actions or our ability to retain customers;

•

higher than expected costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations;

•	higher than expected investments may be required to implement necessary compliance processes and related systems, including accounting systems and internal controls over financial reporting;

•	limitations on, or costs associated with, workforce reductions;

•

the Company may fail to implement its strategy for a particular acquisition, including successfully integrating the acquired business, which could have an adverse effect on our business, financial condition and results of operations;

•	the Company may fail to retain, motivate and integrate key management and other employees of the acquired business; and

•	the possibility of other costs or inefficiencies associated with the integration and consolidation of operational and administrative systems, processes and infrastructures of the combined company.

Any one of these factors could result in delays, increased costs or decreases in the amount of expected revenues related to combining the companies and could adversely affect our operations, financial results and liquidity.

In addition, we may undertake acquisitions financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing would increase our indebtedness. If we issue equity securities or equity-linked securities, the issued securities would have a dilutive effect on the interests of the holders of our common shares.

Weakness in general economic conditions in the United States, Europe and other areas in which we operate, weakness in travel demand and the housing market, and/or a significant increase in fuel costs can adversely impact our business.

Historically, our results of operations have declined during periods of general economic weakness, as experienced in 2008 and 2009 when our results were adversely impacted by the global economic recession. If economic conditions in the United States, Europe and/or worldwide were to weaken, our financial condition and results of operations could be adversely impacted in 2013 and beyond.

In 2012, we generated approximately 71% of our car rental T&M revenue from our on-airport locations; therefore, a decline in airline travel will typically have a direct adverse impact on our results of operations. Significant airline capacity reductions, airfare or related fee increases, any events that disrupt or reduce business or leisure air travel such as work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events, could result in reduced air travel and have an adverse effect on our results of operations. Significant increases in fuel prices, a severe protracted disruption in fuel supplies or rationing of fuel could discourage customers from renting cars or reduce or disrupt air travel.

Our truck rental business can also be impacted by the housing market. If conditions in the housing market were to weaken, we may see a decline in truck rental transactions, which could have an adverse impact on our business.

We may not be successful in implementing our business strategies.

For 2013, our objective is to focus on growing our business profitably, strengthening our position as a leading provider of vehicle rental services, continuing to enhance the quality of vehicle rental services we provide to customers, and maintaining and enhancing efficiencies achieved through process improvement and other actions, including certain core strategic initiatives, such as optimizing our two-brand strategy, expanding our revenue sources, capturing incremental profit opportunities and controlling costs and promoting efficiencies. If we are unsuccessful in implementing these initiatives, our financial condition, results of operations and cash flows could be adversely affected.

We rely on third-party distribution channels, and the success of our business may be affected by these relationships.

In 2012, we generated approximately 45% of our car rental reservations through third-party distribution channels, which include:

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

Seasonal changes in our revenues do not typically alter certain of our expenses that are fixed in the short run, such as rent and insurance, and typically result in higher profitability in periods when our revenues are higher and lower profitability in periods when our revenues are lower. In our business, the third quarter of the year has historically been our strongest quarter due to the increased level of leisure travel and household moving activity. In 2012, the third quarter accounted for 29% of our total revenue for the year and was our most profitable quarter as measured by Adjusted EBITDA. Any circumstance or occurrence that disrupts rental activity during the third quarter could have a disproportionately adverse impact on our financial condition and our results of operations.

Our derivative instruments may impact our results of operations.

We typically utilize derivative instruments to manage a portion of our risk related to fluctuations in interest rates, gas prices and foreign exchange rates. The derivative instruments we use to manage our risk are usually in the form of interest rate and commodity swaps and foreign exchange forward and swap agreements. Periodically, we are required to determine the change in fair value, called the “mark to market,” of some of these derivative instruments, which can result in a non-cash loss or gain being recognized in our financial results. Significant changes or shifts in interest rates, gas prices or foreign exchange rates will impact the valuation of our derivatives and therefore could expose us to substantial mark-to-market losses or gains if such rates or prices fluctuate materially from the time the derivatives were entered into. Accordingly, a fluctuation in such rates or prices may impact our financial position, results of operations and current or future cash flows. In addition, volatility in rates and prices can also impact the cost and effectiveness of our derivative instruments in managing our risks. To the extent any of our derivatives were to result in a gain upon settlement, we would be exposed to credit risk of the counterparties to such derivatives, which are typically large financial institutions.

We are exposed to fluctuations in currency exchange rates that may adversely impact our results of operations.

Our international operations generate revenue and incur operating costs in a variety of currencies other than the U.S. dollar. In addition, the financial position and results of operations of many of our foreign subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates among these currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities, to the extent such figures reflect the inclusion of foreign assets and liabilities that are translated into U.S. dollars for presentation in our financial statements, as well as our results of operations. While we take steps to manage our currency exposure, we cannot accurately predict the nature or extent of future exchange rate variability, which could adversely impact our results of operations and financial position, and we may not be able to effectively limit our exposure to intermediate-and long-term movements in currency exchange rates. We customarily enter into financial transactions such as currency hedging instruments to address these risks, but there can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows. In addition, while the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates. We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation.

We face risks related to liability and insurance.

Our businesses expose us to claims for personal injury, death and property damage related to the use of our vehicles and/or customers on our premises and for workers’ compensation claims and other employment-related claims by our employees. We may become exposed to uninsured liability at levels in excess of our historical levels resulting from unusually high losses or otherwise. In addition, liabilities in respect of existing or future claims may exceed the level of our reserves and/or our insurance, which could adversely impact our financial condition and results of operations. Furthermore, insurance with unaffiliated carriers may not continue to be available to us on economically reasonable terms or at all. Should we experience significant liability for which we did not plan, our results of operations and financial position could be negatively impacted.

We face risks related to our locations.

We lease or have vehicle rental concessions for both the Avis and Budget brands at locations throughout the world, including at airports both in the United States and internationally and train stations throughout Europe, where vehicle rental companies are frequently required to bid periodically for the available locations. If we were to lose any lease or vehicle rental concession, particularly at an airport or a train station in a major metropolitan area, there can be no assurance that we would be able to find a suitable replacement on reasonable terms or at all and our business could be adversely affected.

Costs associated with lawsuits or investigations or increases in the legal reserves that we establish based on our assessment of contingent liabilities may have an adverse effect on our results of operations.

We face an inherent business risk of exposure to various types of legal claims and lawsuits. We are involved in various contractual, licensee, wage and hour, competition, employee classification, environmental and intellectual property claims and lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business. From time to time, the industry in which we operate is also reviewed or investigated by regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, taxes, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our business, results of operations, cash flows and financial condition. In addition, while we maintain insurance coverage with respect to certain claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

As required by U.S. generally accepted accounting principles (GAAP), we establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us. Subsequent developments may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our results of operations, cash flows or financial condition.

Our global operations are subject to numerous U.S. and international laws and regulations.

Due to the international scope of our operations, we are subject to laws and regulations including consumer protection, competition, data privacy and security, fraud, customs requirements, currency-exchange regulations, anti-bribery, health and safety, insurance and claims management and other trade-related laws and regulations in numerous jurisdictions. Recent years have seen a substantial increase in the global enforcement of certain of these laws, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar foreign laws and regulations. Our continued operation and expansion outside of the United States, including in developing countries, could increase the risk of governmental investigations and violations of such laws. We also participate in relationships with third parties whose actions could potentially subject us to liability under such laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Any alleged or actual violations of any law or regulation may subject us to government scrutiny, investigation and civil and criminal penalties, may limit our ability to provide services in any of the countries in which we operate and result in an adverse effect on our reputation, business, results of operations or financial condition.

We are subject to environmental regulations that could render us liable for fines or damages.

We are subject to a wide variety of environmental laws and regulations in the United States and internationally in connection with our operations, including, among other things, with respect to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. Petroleum products are stored in underground or above-ground tanks at certain of our owned and operated Avis and Budget locations. We maintain liability insurance covering tanks at these locations. In the United States, we have instituted an environmental compliance program designed to ensure that these tanks are properly registered with the state or other jurisdiction in which the tanks are located and are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks and periodic testing and leak monitoring of underground storage tanks. We are also subject to various environmental regulatory requirements in other countries in which we operate locations with underground or above-ground storage tanks. Nonetheless, the tank systems located at each location may not at all times remain free from undetected leaks, and the use of these tanks may result in significant spills, which may expose us to material liabilities.

We may also be subject to requirements related to the remediation of, or the liability for remediation of, substances that have been released into the environment at properties owned or operated by us or at properties to which we send substances for treatment or disposal. Such remediation requirements may be imposed without regard to fault and liability for environmental remediation can be substantial. These remediation requirements and other environmental regulations differ depending on the country where the property is located. We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the remediation of contamination at our owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. Our compliance with existing or future environmental laws and regulations may, however, require material expenditures by us or otherwise have an adverse impact on our financial condition, results of operations and cash flows.

Changes in the laws and regulations in the jurisdictions in which we operate, including, among others, laws and regulations relating to the insurance products that we sell, consumer privacy and data protection, franchising and licensing laws, automobile-related liability, health care reform and environmental matters could affect our operations, disrupt our business, increase our expenses or otherwise have an adverse impact on our results of operations.

We are subject to a wide variety of laws and regulations in the United States and internationally and changes in the level of government regulation of our business have the potential to materially alter our business practices, financial position and results of operations. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Our global operations may expose us to varying risks, which include multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the laws in the United States, including laws relating to taxes, automobile-related liability, insurance rates and products, consumer privacy and data security, employment matters, environmental matters, cost and fee recovery, the protection of our trademarks and other intellectual property matters and local ownership or investment requirements.

We reinsure certain insurance exposures as well as the optional insurance coverages that we offer through unaffiliated third-party insurance companies, which subjects us to regulation under various insurance statutes, including insurance holding company statutes, of the jurisdictions in which our insurance company subsidiaries are domiciled. These regulations vary from jurisdiction to jurisdiction, but generally require insurance holding companies and insurers that are subsidiaries of insurance holding companies to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations with the regulatory authority of the applicable jurisdiction, and require prior regulatory agency approval of changes in control of an insurer and intra-corporate transfers of assets within the holding company structure. Any changes in regulations under which our insurance company subsidiaries are bound that alter or impede our reinsurance obligations or subsidiary operations in all or certain particular jurisdictions could adversely impact the economic benefits that we rely upon to support our reinsurance efforts and our decision to reinsure the optional insurance coverages that we offer our customers, which in turn would adversely impact our results of operations.

Optional insurance products that we offer to renters in the United States, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, are regulated under state laws governing such products. Our car rental operations in Europe must comply with certain European

Union regulations regarding the sale of personal accident insurance by intermediaries. In our other international car rental operations, our offering of optional insurance coverages has not historically been regulated. Any changes in U.S. or international laws that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations, cash flows or financial condition could be adversely affected.

We offer loss damage waivers to our customers as an option for them to reduce the financial liability that may be incurred as a result of loss or damage to the rental vehicle. Certain states in the United States have enacted legislation that mandates disclosure to each customer at the time of rental that damage to the rented vehicle may be covered to some extent by the customer’s personal automobile insurance and that loss damage waivers may not be necessary. In addition, some states have statutes which establish or cap the daily rate that can be charged for loss damage waivers. Should new state or federal laws or regulations arise that require additional disclosures or place new limits on our ability to offer loss damage waivers to our customers, then our results of operations, cash flows or financial condition could be adversely impacted.

In almost every state in the United States and certain other international locations where we operate, we recover from consumers various costs associated with the title and registration of our vehicles. In addition, where permitted, we also recover from consumers certain costs, including concession costs imposed by an airport authority or the owner and/or operator of the premises from which our vehicle is rented. In the United States, our long-standing business practice has been to separately state the existence of these additional costs in our rental agreements and invoices and to disclose to consumers what the additional surcharges used to recover such costs are, together with an estimated total price, inclusive of these surcharges, in all distribution channels. We believe that this standard practice comports with the Federal Trade Commission Act and has been upheld by several courts. We may in the future be subject to potential legislative changes or administrative actions in the United States and internationally, which could limit, restrict or prohibit our ability to separately state, charge and recover such costs, which could result in an adverse cost reallocation. If any such changes were to be enacted, there may be an adverse impact or limitation on our ability to recover all of the surcharges we currently charge, which could adversely impact our profitability, results of operations, cash flows or financial condition.

With respect to consumer privacy and data protection, laws in some countries and jurisdictions in which we operate limit the types of information that we may be able to collect about individuals with whom we deal or propose to deal, as well as how we collect, retain and use the information that we are permitted to collect, some of which is non-public personally identifiable information. The centralized nature of our information systems requires the routine flow of information about customers and potential customers across national borders, particularly in the United States and Europe. If this flow of information were to become illegal, or subject to onerous restrictions, our ability to serve our customers could be seriously impaired for an extended period of time. In addition, our failure to maintain the security of the data we hold, whether as a result of our own error or the actions of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs and otherwise adversely impact our results of operations. In addition, the Payment Card Industry (the “PCI”) imposes strict customer credit card data security standards to ensure that our customers’ credit card information is protected. Failure to meet the PCI data security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments

The aspect of our business that involves licensing third parties to operate locations under the Avis or Budget brands, in exchange for the payment of a royalty, is regulated by various state franchising laws, as well as by the U.S. Federal Trade Commission (the “FTC”). The FTC requires that we make extensive disclosure to prospective licensees but does not require registration. A number of states require registration and/or disclosure in connection with licensing offers and sales. In addition, several states have franchise relationship laws that could limit our ability to, among other things, terminate license agreements or withhold consent to the renewal or transfer of these agreements. We are also subject to certain regulations affecting our license arrangements in Europe and other international locations. Although our licensing operations have not been materially adversely affected by such existing regulations, we cannot predict the effect of any future U.S. or international legislation or regulations. Should our operations become subject to new laws or regulations that negatively impact our ability to engage in franchising or licensing activities in current or new jurisdictions in which we operate, our results of operations, profitability and financial condition could be adversely impacted.

In 2005, federal legislation was enacted that pre-empted state laws which imputed tort liability solely based on ownership of a vehicle involved in an accident. If the current law were to change, our insurance liability exposure could materially increase.

In 2010, the United States enacted significant health care reform laws, the constitutionality of which was affirmed by the U.S. Supreme Court in 2012. Due to the breadth and complexity of the legislation, the current lack of implementing regulations and interpretive guidance, the phased-in nature of the implementation, uncertainty regarding the effect of these laws on health care costs generally, and uncertainty regarding how large employers will respond to the new laws and regulations, it is difficult to predict the overall impact of these laws on our business over the coming years. Possible adverse effects of these laws include increased costs, exposure to expanded liability, changes in our ability to attract or retain employees, and requirements for us to revise the ways in which we conduct business.

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

Our car and truck rental licensee and dealer locations are independently owned and operated. We also operate many of our Company-owned locations through agreements with “agency operators,” which are third-party independent contractors who receive commissions to operate such locations. Our agreements with our licensees, dealers and agency operators (“third-party operators”) generally require that they comply with all laws and regulations applicable to their businesses, including our internal policies and standards. Under these agreements, third-party operators retain control over the employment and management of all personnel at their locations. Regulators, courts or others may seek to hold us responsible for the actions of, or failures to act by third-party operators. Although we actively monitor the operations of these third-party operators, and under certain circumstances have the ability to terminate their agreements for failure to adhere to contracted operational standards, we are unlikely to detect all problems. Moreover, there are occasions when the actions of third-party operators may not be clearly distinguishable from our own. It is our policy to vigorously seek to be dismissed from any such claims involving third-party operators and to pursue indemnity for any adverse outcomes that affect our Company. Failure of third-party operators to comply with laws and regulations may expose us to liability, damages and publicity that may adversely affect our business, our results of operations, cash flows or financial condition.

Our global operations may be exposed to political and economic risks, commercial instability and events beyond our control in the countries in which we operate.

Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability. In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than in our other markets. Operating and seeking to expand business in a number of different regions and countries exposes us to a number of risks, including:

•	multiple and potentially conflicting laws, regulations and policies that are subject to change;

•	the imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

•	national and international conflict, including terrorist acts; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

The occurrence of one or more of these events may negatively impact our business, results of operations, cash flows or financial condition.

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

Third parties may have the technology or expertise to breach the security of our customer transaction data and our security measures may not prevent physical security or cyber-security breaches, which could result in substantial harm to our business, our reputation and our results of operations. We rely on encryption and/or authentication technology licensed and, at times, administered by third parties to effect secure transmission of confidential information, including credit card numbers. Our outsourcing agreements with third-party service providers generally require that providers have adequate security systems in place to protect our customer transaction data. However, advances in computer capabilities, new discoveries in the field of cryptography or other cyber-security developments could render our security systems and technology or those employed by our third-party service providers vulnerable to a breach. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and could lead to disruptions in our reservation system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’

security or information systems could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability that could substantially harm our business, cash flows or results of operations.

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

Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather, general labor strikes and political disruptions in the United States or in other countries in which we operate or in which our auto manufacturers are located, could adversely affect our operations and financial performance. Natural disasters, pandemic illness, power outages, gasoline shortages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our Company-operated and/or licensed locations, temporary or long-term disruption in the supply of fleet vehicles from the U.S. and international auto manufacturers and disruption in the transport of our fleet vehicles to Company-operated and/or licensed locations. Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.

Risks Related to Our Indebtedness

We have a substantial amount of debt, which could impair our financial condition and adversely affect our ability to react to future changes in our business.

As of December 31, 2012, our total debt was approximately $9.7 billion and we had $869 million of available letter of credit and borrowing capacity under our senior credit facility. Our indebtedness could have important consequences, including:

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

The agreement governing our credit facilities and the indentures governing our senior unsecured notes limit, but do not prohibit, us from incurring additional indebtedness in the future. As of December 31, 2012, our revolving credit facility provided us with aggregate capacity of up to $1.5 billion, $869 million of which remains available for borrowings. All of those borrowings would be secured and the lenders under our senior credit facility would have a prior claim to the assets that secure such indebtedness. If new debt is added to our current debt levels, the risks described above could intensify.

We may be unable to remain in compliance with the financial or other covenants contained in our debt instruments, including our senior credit facility.

Many of our debt instruments, including our senior credit facility, contain financial and other covenants that impose significant requirements on us and limit our ability to engage in certain transactions or activities. There can be no assurance that we will be able to generate sufficient earnings to enable us to satisfy the financial covenants included in our debt instruments. Our failure to comply with these covenants, if not waived, would cause a default under the senior credit facility and could result in a cross-default and a required repayment of principal under our U.S. asset-backed conduit facilities from a portion of our vehicle disposition proceeds or lease payments that we make to our vehicle program subsidiaries and other asset-backed facilities. If such a failure were to occur, there can be no assurance that we would be able to refinance or obtain a replacement for such facilities and in certain circumstances such failure could also give rise to a default under the instruments that govern our other indebtedness.

We can be adversely impacted by disruptions in the credit and asset-backed securities markets, which could lead to increases in interest rates and could disrupt our ability to obtain financing for our operations.

We rely upon financing for our operations, particularly asset-backed financing, through asset-backed securities and the credit market. Our total asset-backed debt as of December 31, 2012 was approximately $6.8 billion, with remaining available capacity of approximately $2.5 billion. Our $2.25 billion asset-backed U.S. rental car conduit facility is a two-year facility which matures in October 2014. We also maintain asset-backed facilities in Canada and Australia, and a vehicle-backed credit facility in Europe. If the asset-backed financing market is disrupted for any reason, we may be unable to obtain refinancing for our operations at current levels, or at all, when our asset-backed rental car financings mature, and any new financing or refinancing of our existing financing could increase our borrowing costs, including due to an increase in required collateral levels. In addition, we could be subject to increased collateral requirements to the extent we request any amendment or renewal of any of our existing financing.

An increase in interest rates would increase the cost of servicing our debt obligations and could reduce our future profitability.

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates were to increase, whether due to an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2012, our total outstanding debt of approximately $9.7 billion included unhedged interest rate sensitive debt of approximately $2.2 billion. During our seasonal borrowing peak in 2012, outstanding unhedged interest rate sensitive debt totaled approximately $3.3 billion.

Restrictive covenants in agreements and instruments governing our debt obligations could adversely affect our ability to operate our business.

The terms of certain of our indebtedness, including the indentures governing our senior unsecured notes and the agreement governing our senior credit facility contain, and our future debt instruments may contain, various restrictive covenants and provisions applicable to us and our subsidiaries that limit our ability to, among other things:

•	incur additional debt;

•	provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	enter into transactions with affiliates;

•	create or incur liens;

•	make distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	engage in acquisitions; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

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

Realogy was acquired by an affiliate of Apollo Management VI, L.P. following the Separation. In accordance with the terms of the Separation Agreement, Realogy posted a letter of credit for the benefit of the Company in an amount designed to cover its estimated share of the Assumed Obligations. As of December 31, 2012, we had recorded receivables from Realogy of approximately $64 million. There can be no assurance that such letter of credit will be sufficient or effective to cover Realogy’s actual obligations if and when they arise. In addition, the Separation Agreement effectively provides Realogy with the right to control the process for resolving disputes related to many of the Assumed Obligations.

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

Our shareholders’ percentage of ownership may be diluted in the future due to equity issuances, conversion of our convertible senior notes due 2014, the exercise of warrants that we issued in 2009 or equity awards that we granted or will grant to our directors, officers and employees. Holders of our convertible senior notes may convert their notes into up to approximately 8 million shares of our common stock. In 2012, we granted approximately 1.9 million restricted stock units and in January 2013, we granted approximately 1.0 million restricted stock units. We also expect to grant restricted stock units, stock options and/or other types of equity awards in the future.

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

Any of the following transactions and activities could adversely affect the value of our common stock in connection with our issuance of 3.5% convertible senior notes due 2014 and the note hedge and warrant transactions entered into in connection with such outstanding notes:

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

  ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

  ITEM 2. PROPERTIES

Our principal executive offices are located at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease agreement that expires in 2023. We also own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations, and administrative offices in Madrid, Spain and Lisbon, Portugal. We also lease office space in Greenwood Village, Colorado, and Tulsa, Oklahoma, pursuant to leases expiring in 2015 and 2022, respectively. These locations primarily provide operational services for both brands, including contact center operations. We also lease office space in Bracknell, England, Budapest, Hungary and Barcelona, Spain pursuant to leases expiring in 2022, 2018 and 2014, respectively, for corporate offices, contact center activities and other administrative functions, respectively, in Europe. There are approximately 25 other leased office locations throughout the world used for administrative activities, regional sales and operations activities.

We lease or have vehicle rental concessions for both the Avis and Budget brands at locations throughout the world. Avis operates approximately 1,350 locations in North America and approximately 1,300 locations outside North America. Of those locations, approximately 275 in North America and approximately 200 outside North America are at airports. Budget operates at approximately 1,000 locations in North America, of which approximately 250 are at airports. Budget also operates at approximately 550 locations outside North America, of which approximately 150 are at airports. We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

  ITEM 3. LEGAL PROCEEDINGS

On November 14, 2007, two California residents filed a putative class action lawsuit, captioned Michael Shames et al. v. The Hertz Corp. et al., No. 07 CV 2174H (S.D. Cal.), against the Company, six other rental car companies, the California Travel and Tourism Commission (the “CTTC”) and the CTTC’s Executive Director, alleging that the defendants violated federal antitrust law and California’s Unfair Competition Law and False Advertising Law by allegedly agreeing to pass on airport concession fees and a state tourism commission assessment to passenger car renters in California. Through mediation of this matter, the Company reached a settlement agreement with the plaintiffs in May 2012. The settlement was subsequently reviewed and approved by the district court on November 5, 2012. Certain members of the class have filed notices of intent to appeal the settlement agreement. The Company plans to respond to these appeals in accordance with the briefing schedule established by the court.

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

The Company is involved in various legal proceedings related to wage and hour and employee classification claims. In one such case, in May 2008, a civil collective action complaint captioned Matt Ravenell v. Avis Budget Group, Inc., Avis Budget Car Rental, LLC and Avis Rent A Car System, LLC, No. 08 CV 02113 (E.D.N.Y.), was filed against us alleging that the Company violated the Fair Labor Standards Act and the State of New York’s labor laws by misclassifying shift managers as employees exempt from overtime. The plaintiffs, former Avis shift managers, seek to recover, on behalf of themselves and all other individuals who are similarly situated, alleged unpaid overtime compensation, as well as attorneys’ fees and costs. In addition, two of the named plaintiffs assert individual claims of retaliation against the Company. Conditional class certification with respect to Plaintiff’s Fair Labor Standards Act claims was granted to plaintiffs in July 2010. The parties have begun discovery and the court has extended the discovery deadline until February 2013. In another case, a civil collective action complaint, similar to the Ravenell matter, was filed against the Company in the U.S. District Court for the Middle District of Florida in September 2010, alleging misclassification of shift managers as exempt from overtime in violation of the Fair Labor Standards Act, for which conditional class certification was granted in 2011. Discovery is currently underway in this matter. A putative class action is pending against us in California alleging violations of state law regarding meal breaks taken by our employees. A second similar suit pending against us in California is no longer being pursued as a class action. We intend to continue to vigorously defend against these suits.

In January 2013, six putative class actions were filed in the Delaware Chancery Court and two putative class actions were filed in Massachusetts state court arising out of the proposed acquisition of Zipcar by the Company. The complaints all generally allege that Zipcar’s board of directors breached its fiduciary duties of care and loyalty by failing to take steps to maximize the value of Zipcar for its public shareholders and the complaints further allege that the Company aided and abetted the breaches of fiduciary duties by Zipcar’s board of directors. The complaints seek injunctive relief or rescission of the transaction (in the event the proposed transaction has already been consummated) and other compensatory damages, as well as costs and disbursements, including reasonable attorneys’ and experts’ fees. The Delaware cases have been consolidated into a single case, and plaintiffs in the Massachusetts cases have agreed to seek any pre-closing relief in the Delaware Chancery Court. No discovery has yet taken place with respect to this litigation.

Additionally, we are involved in other claims, legal proceedings and governmental inquiries related, among other things, to our vehicle rental operations, including, among others, contract and licensee disputes, employment and wage-and-hour claims, competition matters, insurance claims, intellectual property claims and other regulatory, environmental, commercial and tax matters. The Company believes that it has adequately accrued for such matters as appropriate. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could adversely impact the Company’s financial position, results of operations or cash flows.

  ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CAR.” The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for 2012 and 2011. At January 31, 2013, the number of stockholders of record was approximately 4,340.

2012	High	Low
First Quarter	$15.52	$10.59
Second Quarter	16.97	11.93
Third Quarter	17.90	12.85
Fourth Quarter	20.49	15.32

2011
First Quarter	18.26	13.69
Second Quarter	19.20	15.70
Third Quarter	17.73	9.67
Fourth Quarter	14.62	8.89

Dividend Policy

We neither declared nor paid any cash dividend on our common stock in 2012 and 2011, and we do not anticipate paying dividends on our common stock for the foreseeable future. Our ability to pay dividends to holders of our common stock is limited by the Company’s senior credit facility, the indentures governing our senior notes and our vehicle financing programs, insofar as we may seek to pay dividends out of funds made available to Avis Budget by Avis Budget Car Rental and/or its subsidiaries. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about shares of our common stock that may be issued upon the exercise of options, stock settled stock appreciation rights and restricted stock units under all of our existing equity compensation plans as of December 31, 2012. The table excludes 2.5 million shares of our common stock available for issuance pursuant to the 2009 Employee Stock Purchase Plan, approved by stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (c)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($) (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by Company stockholders (a)	6,323,036	$7.34	4,733,018
Equity compensation plans not approved by Company stockholders (b)(d)	4,115	$27.63	0

Total	6,327,151	$7.37	4,733,018

(a)

The number of securities to be issued includes options and other awards granted under the following plans approved by stockholders: the Amended and Restated 2007 Equity and Incentive Plan, the 1997 Stock Incentive Plan, the 1997 Stock Option Plan and the Directors Deferred Compensation Plan. The 1997 Stock Incentive Plan, the 1997 Stock Option Plan and the Directors Deferred Compensation Plan were each approved with respect to an initial allocation of shares. The number of securities remaining available for future issuance under equity compensation plans represents solely shares available for issuance under the Amended and Restated 2007 Equity and Incentive Plan.

(b)

Includes options and other awards granted under the 1999 Broad-Based Employee Stock Option Plan and stand-alone option grants to former officers. The material terms of the 1999 Broad-Based Employee Stock Option Plan are set forth under footnote (d) below. Notwithstanding the terms of this plan to the contrary, no option granted under this plan provides for a term in excess of 10 years or an exercise price below fair market value as of the date of grant (other than options assumed or replaced in connection with acquisitions). All options granted under this plan have been approved by the Board of Directors or the Compensation Committee of the Board of Directors.

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

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph assumes $100 invested in Avis Budget Group, Inc. common stock on December 31, 2007, and compares (A) the yearly change in our cumulative total stockholder return with (B) the Standard & Poor’s MidCap 400 Index and the Dow Jones U.S. Transportation Average Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Avis Budget Group, Inc., the S&P Midcap 400 Index,

and the Dow Jones US Transportation Average Index

  ITEM 6. SELECTED FINANCIAL DATA

	As Of or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Results of Operations
Net revenues	$7,357	$5,900	$5,185	$5,131	$5,984

Net income (loss)	$290	$(29)	$54	$(47)	$(1,124)

Per Share Data
Net income (loss):
Basic	$2.72	$(0.28)	$0.53	$(0.46)	$(11.04)
Diluted	2.42	(0.28)	0.49	(0.46)	(11.04)

Financial Position
Total assets	$15,218	$12,938	$10,327	$10,093	$11,318
Assets under vehicle programs	10,099	9,090	6,865	6,522	7,826
Corporate debt	2,905	3,205	2,502	2,131	1,789
Debt under vehicle programs (a)	6,806	5,564	4,515	4,374	6,034
Stockholders’ equity	757	412	410	222	93

(a)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP) LLC. See Note 15 to our Consolidated Financial Statements.

In presenting the financial data above in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See “Critical Accounting Policies” under Item 7 of this Annual Report for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Transaction-related Costs, Restructuring and Other Items

During 2012, 2011 and 2010, we recorded $34 million, $255 million and $14 million, respectively, of transaction-related costs, primarily related to our acquisition of Avis Europe plc (“Avis Europe”), the integration of the acquired businesses with our operations and expenses related to our previous efforts to acquire Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”). During 2012, these costs were primarily related to the integration of Avis Europe’s operations with the Company’s. In 2011, these costs included (i) a $117 million non-cash charge related to the unfavorable license rights reacquired by the Company through the acquisition of Avis Europe, which provided Avis Europe with royalty-free license rights within certain territories, (ii) $89 million of expenses related to due-diligence, advisory and other costs, and (iii) $49 million for losses on foreign-currency transactions related to the Avis Europe purchase price. In 2010, these costs related to due-diligence and other cost for our previous efforts to acquire Dollar Thrifty. See Notes 2 and 6 to our Consolidated Financial Statements.

In 2012, we implemented a restructuring initiative related to our Truck Rental segment, and in 2011, we implemented a restructuring initiative subsequent to the acquisition of Avis Europe. We recorded expenses related to these and other restructuring initiatives of $38 million in 2012, $5 million in 2011, $11 million in 2010, $20 million in 2009, and $28 million in 2008. See Note 4 to our Consolidated Financial Statements.

In 2012 and 2010, we recorded $75 million and $52 million, respectively, of expense related to the early extinguishment of corporate debt.

In 2009, we recorded a $33 million ($20 million, net of tax) non-cash charge for the impairment of investments, to reflect the other-than-temporary decline of the investments’ fair value below their carrying value. In 2008, we recorded an approximately $1.3 billion ($1.1 billion, net of tax) non-cash charge to reflect the impairment of goodwill, tradename assets and an investment. These charges reflected the decline in their fair value below their carrying value, primarily as a result of reduced market valuations in 2008 and 2009 for vehicle services and other companies, as well as reduced profit forecasts due to soft economic conditions and increased financing costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

  OVERVIEW

Our Company

We operate two of the most recognized brands in the global vehicle rental industry, Avis and Budget. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve, with a fleet of approximately 500,000 vehicles. We also license the use of the Avis and Budget trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate the Avis and Budget brands in approximately 175 countries throughout the world.

Our Segments

We categorize our operations into three reportable business segments: North America, consisting of our Avis and Budget car rental operations in the United States and our Avis and Budget vehicle rental operations in Canada; International, consisting of our Avis and Budget vehicle operations in Europe, the Middle East, Asia, Africa, South America, Central America, the Caribbean, Australia and New Zealand; and Truck Rental, consisting of our Budget truck rental operations in the United States. Our International segment includes the operational and financial results of Avis Europe plc (“Avis Europe”) and Apex Car Rentals (“Apex”) since our acquisitions of such businesses in October 2011 and October 2012, respectively.

Business and Trends

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

Our operating results are subject to variability due to seasonality, macroeconomic conditions and other factors. Car rental volumes tend to be associated with the travel industry, particularly airline passenger volumes, or enplanements, which in turn tend to reflect general economic conditions. Our vehicle rental operations are also seasonal, with the third quarter of the year historically having been our strongest due to the increased level of leisure travel during such quarter. We have a partially variable cost structure and routinely adjust the size, and therefore the cost, of our rental fleet in response to fluctuations in demand.

We believe that the following factors, among others, may affect and/or impact our financial condition and results of operations:

•	worldwide enplanements;

•	fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	changes in per-unit car fleet costs and in conditions in the used vehicle marketplace;

•	changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	our acquisitions and our integration of their operations and realization of synergies, particularly the integration of Avis Europe;

•	changes in the price of unleaded gasoline;

•	changes in currency exchange rates; and

•	demand for truck rentals.

In 2012, we faced an uneven macroeconomic environment. Our rental volumes in North America increased amid a modest economic recovery, while rental demand in Europe was constrained by an economic recession and socio-political issues there. As discussed further below, vehicle depreciation costs in 2011 and 2012 declined significantly compared to 2010 amid a particularly strong used car market in the United States in 2011 and the first half of 2012.

In total, we achieved significant growth, record revenues and record earnings in 2012:

•	Net revenues were $7.4 billion, compared with $5.9 billion in 2011, representing a 25% increase.

•	Net income was $290 million in 2012, compared with a net loss of $29 million in 2011.

•	Adjusted EBITDA totaled $802 million, compared with $605 million in 2011, representing a 33% increase.

•	Diluted earnings per share were $2.42, compared with a loss per share of $0.28 in 2011.

•	We decreased our outstanding corporate debt by $300 million.

•	Our share price increased 85%, to $19.82.

As part of our strategic initiatives and restructuring activities, we are driving process improvements to reduce costs, enhance service to our customers and improve our operations. We have also elected to incur certain restructuring and other expenses as we work to integrate the operations of Avis Europe and to gain operational efficiencies.

Outlook

We continue to operate in an uncertain economic environment, which impacted our business in 2012 and will continue to do so in 2013. The worldwide economy, and Europe in particular, continues to struggle with modest, if any, economic growth. We expect that weak economic conditions and historically high unemployment rates in Europe could impact rental demand, fleet costs and capital markets there. We continue to believe that our Budget brand is poised to strengthen its market position in this environment and to experience significant growth from eventual economic improvement in Europe. We believe economic and political issues in the United States, particularly regarding government spending and deficits, may create volatility in 2013 in the equity and debt markets in which our securities trade. In North America, we expect used-car residual values to remain strong, on average, relative to longer-term historical norms, but that our fleet costs will increase compared to the levels we experienced in 2010 and 2011. We also expect moderate economic growth in North America, most likely leading to growth in our rental volumes there. We have experienced declines in realized pricing over the last several years as fleet costs have decreased, and we will look to pursue opportunities for pricing increases in 2013 in order to maintain our returns on invested capital and to enhance our profitability.

In January 2013, we announced that we have agreed to acquire Zipcar, Inc. (“Zipcar”), the world’s leading car sharing network, for approximately $500 million. The transaction is subject to approval by Zipcar shareholders and other customary closing conditions. We expect that this acquisition, if completed, will position the Company to better serve a greater variety of consumer and commercial transportation needs, and will produce significant operating synergies between the two companies’ operations.

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

Our chief operating decision maker assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments (see Note 21 to our Consolidated Financial Statements for further information). In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, transaction-related costs, non-vehicle related interest and income taxes. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	Change
Net revenues	$7,357	$5,900	$1,457
Total expenses	7,057	5,864	1,193

Income before income taxes	300	36	264
Provision for income taxes	10	65	(55)

Net income (loss)	$290	$(29)	$319

During 2012, our net revenues increased approximately $1.5 billion (25%), with approximately 90% of our revenue growth due to the acquisition of Avis Europe in fourth quarter 2011 and the inclusion of its operations in our results. T&M revenue increased by 22% driven by 28% growth in total rental days, which reflected 5%

growth in North America rental days and 161% growth in International rental days. The growth in revenues also includes a 32% increase in our ancillary revenues, such as sales of loss damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers. Changes in currency exchange rates negatively impacted revenue growth by $13 million. Excluding the acquisition of Avis Europe, revenues increased 3% during 2012, primarily due to a 6% increase in rental days.

Total expenses increased approximately $1.2 billion (20%), with approximately 90% of the increase due to including the results of Avis Europe for the full year. The total expense increase was attributable to (i) a $799 million (26%) increase in our direct operating expenses largely resulting from the 28% increase in total rental days; (ii) a $248 million (20%) increase in vehicle depreciation and lease charges resulting from a 26% increase in our total rental fleet, partially offset by a 5% decline in our per-unit fleet costs; (iii) a $169 million (22%) increase in selling, general and administrative expenses primarily because of the acquisition of Avis Europe, as well as increased agency operator commissions and other costs related to higher rental volumes; (iv) $75 million of expense for the early extinguishment of a portion of our corporate debt; (v) a $49 million increase in interest expense on corporate debt due to increased indebtedness during the year, primarily related to the acquisition of Avis Europe; (vi) a $33 million increase in restructuring expenses; (vii) a $30 million increase in non-vehicle related depreciation and amortization, primarily due to the acquisition of Avis Europe; and (viii) an $11 million (4%) increase in vehicle interest expense related to increased fleet levels but lower interest rates. These expense increases were partially offset by a $221 million (87%) decrease in transaction-related costs, which for 2012 related primarily to the integration of the operations of Avis Europe and which for 2011 related to costs associated with the acquisition of Avis Europe and our previous efforts to acquire Dollar Thrifty. Changes in currency exchange rates had no material impact on our expenses. As a result of these items, and a $55 million decrease in our provision for income taxes, due primarily to the settlement of a $128 million unrecognized tax benefit in 2012, our net income increased $319 million. We had an income tax provision of $10 million in 2012 and our income tax provision in 2011 was $65 million due to the non-deductibility of many of the transaction-related costs related to the acquisition of Avis Europe.

In 2012, operating expenses were 52.0% of revenue, versus 51.3% in the prior year. Operating expenses decreased slightly as a percentage of revenue in North America, but increased as a percentage of revenue in our International segment due to the inclusion, for a full year in 2012, of the results of Avis Europe, which had a higher level of operating expenses as a percentage of revenue. Our efforts to reduce costs contributed to lower operating costs as a percentage of revenue in North America in an environment where our T&M revenue per rental day declined 2%.

Vehicle depreciation and lease costs declined to 20.0% of revenue in 2012, from 20.7% in 2011, primarily due to lower per-unit fleet costs in North America amid robust used-car residual values in the first half of the year. Selling, general and administrative costs decreased to 12.6% of revenue, versus 12.8% in 2011, as a result of our cost-reduction initiatives. Vehicle interest costs declined to 4.0% of revenue, compared to 4.8% in the prior-year period, principally due to lower borrowing rates.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2012	2011	% Change	2012	2011	% Change
North America	$4,640	$4,495	3%	$556	$442	26%
International	2,342	1,028	128%	234	127	84%
Truck Rental	374	376	(1%)	33	49	(33%)
Corporate and Other (a)	1	1	*	(21)	(13)	*

Total Company	$7,357	$5,900	25%	802	605	33%

Less: Non-vehicle related depreciation and amortization				125	95
Interest expense related to corporate debt, net:
Interest expense				268	219
Early extinguishment of debt				75	-
Transaction-related costs (b)				34	255

Income before income taxes				$300	$36

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

For 2012, includes $34 million in costs primarily related to the integration of the operations of Avis Europe and for 2011, includes $255 million in costs related to our acquisition of Avis Europe and our previous efforts to acquire Dollar Thrifty.

North America

Revenues and Adjusted EBITDA increased $145 million (3%) and $114 million (26%), respectively, during 2012 compared with 2011. Revenues increased primarily due to higher rental volumes, partially offset by decreased pricing. The increase in Adjusted EBITDA was primarily due to higher revenue and lower fleet costs.

The revenue increase of $145 million was comprised of a $96 million (3%) increase in T&M revenue and a $49 million (4%) increase in ancillary revenues. The revenue growth includes a $6 million decrease related to Canadian currency exchange rates, impacting T&M revenue by $4 million and ancillary revenues by $2 million, and was partially offset in Adjusted EBITDA by the impact of currency exchange rates on expenses of $1 million. The increase in T&M revenue was principally the result of a 5% increase in rental days, partially offset by a 2% decrease in T&M revenue per day. The $49 million increase in ancillary revenues primarily reflects (i) a $36 million increase in ancillary revenues from sales of loss damage waivers and insurance products, emergency road service and other items, reflecting a 1% increase on a per-rental-day basis, and (ii) a $13 million increase in airport concession and vehicle licensing revenue, which was partially offset in Adjusted EBITDA by $9 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory agencies (such fees continue to be a net cost to us).

Adjusted EBITDA benefited from the increase in revenue and a $25 million (3%) reduction in fleet depreciation and lease charges, reflecting an 8% decline in per-unit fleet costs and a 6% increase in the average size of our car rental fleet. Adjusted EBITDA also reflected a $46 million (2%) increase in operating expenses, primarily related to (i) a $51 million (7%) increase in expenses related to increased volumes, including shuttling, maintenance and damage costs, agency operator commissions, credit card fees and related costs, (ii) a $23 million (3%) increase in employee costs, rents and other expenses reflecting inflationary increases and increased staffing levels to accommodate greater rental volumes, and (iii) a $10 million (2%) increase in selling, general and administrative expenses principally due to increased rental volumes; these operating expense increases were partially offset by a $19 million decrease in insurance costs due to favorable claims experience and a $17 million decrease in interest expense due to lower borrowing costs on our vehicle-related debt.

In 2012, direct operating expenses decreased to 50.4% of revenue versus 50.6% in the prior year, highlighting our cost-reduction efforts in an environment where our T&M revenue per day declined. Vehicle depreciation and lease charges declined to 20.3% of revenue in 2012 from 21.5% in the prior year, primarily due to lower per-unit fleet costs amid strong used-car residual values during the first half of 2012. Selling, general and administrative expenses decreased to 12.0% of revenue, compared to 12.1% of revenue for 2011, and vehicle interest expense decreased to 5.3% of revenue versus 5.9% in the prior year, principally due to lower borrowing rates.

International

Revenues and Adjusted EBITDA increased approximately $1.3 billion (128%) and $107 million (84%), respectively, in 2012 compared with 2011 primarily due to the acquisition of Avis Europe during fourth quarter 2011. Avis Europe contributed approximately $1.6 billion to revenue and $103 million to Adjusted EBITDA during the full year 2012, including $36 million in restructuring costs, while it contributed $359 million to revenue and $2 million to Adjusted EBITDA in fourth quarter 2011. Excluding the acquisition, revenues increased 6% and Adjusted EBITDA increased 5% during 2012, primarily due to a 7% increase in rental days.

The revenue increase of approximately $1.3 billion was comprised of an $867 million (129%) increase in T&M revenue and a $447 million (125%) increase in ancillary revenues. The total increase in revenue includes a $7 million decrease related to currency exchange rates, impacting T&M revenue by $4 million and ancillary revenues by $3 million. The increase in T&M revenue was principally driven by a 161% increase in rental days, partially offset by a 12% decrease in T&M revenue per rental day, which was primarily due to the inclusion of the operations of Avis Europe. The increase in ancillary revenues reflected (i) a $293 million increase from GPS navigation unit rentals, sales of loss damage waivers, insurance products and other items, (ii) a $90 million increase in airport concession and vehicle licensing revenues, which was largely offset in Adjusted EBITDA by $67 million of higher airport concession and vehicle licensing fees remitted to airport and other regulatory authorities, and (iii) a $64 million increase in gasoline sales, which was largely offset in Adjusted EBITDA by $44 million higher gasoline expense.

Adjusted EBITDA reflected a $613 million (105%) increase in direct operating expenses, a $273 million (130%) increase in fleet depreciation and lease charges, a $150 million (93%) increase in selling, general and administrative expenses, a $33 million increase in restructuring charges, and a $27 million increase in vehicle interest expense. These increases were principally due to the acquisition of Avis Europe, which added to our operating locations, headcount, fleet and other operating expenses, and were mitigated by 7% lower per-unit fleet costs.

Truck Rental

Revenues and Adjusted EBITDA decreased by $2 million (1%) and $16 million (33%), respectively, in 2012 compared with 2011. A 1% increase in T&M revenue per day was offset by a 2% decrease in rental days. Adjusted EBITDA decreased primarily due to decreased revenues and an $8 million increase in vehicle maintenance costs.

Corporate and Other

Revenues remained consistent and Adjusted EBITDA decreased $8 million in 2012 compared with 2011. Adjusted EBITDA decreased primarily due to increases in selling, general and administrative expenses primarily related to the significant growth and increased complexity of our business.

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2011	2010	Change
Net revenues	$5,900	$5,185	$715
Total expenses	5,864	5,113	751

Income before income taxes	36	72	(36)
Provision for income taxes	65	18	47

Net income (loss)	$(29)	$54	$(83)

In 2011, our net revenues increased $715 million (14%), with approximately half of our revenue growth due to the acquisition of Avis Europe in fourth quarter 2011 and the inclusion of its revenue, in our results. For the year, we achieved a 12% increase in T&M revenue driven by an increase of 13% in North American and International car rental days and a 7% increase in Truck rental days. The growth in revenues also includes a 20% increase in our ancillary revenues, such as sales of loss damage waivers and insurance products, GPS navigation unit rentals, gasoline sales and fees charged to customers, and a $78 million favorable effect related to the translation of our international results into U.S. dollars.

Total expenses increased $751 million (15%), with approximately half of the increase due to the results of Avis Europe. The total expense increase was due to (i) our $409 million (16%) increase in direct operating expenses largely resulting from costs associated with the 13% increase in car rental days; (ii) a $241 million increase in transaction-related costs primarily for due-diligence and other costs related to the acquisition of Avis Europe, including a $117 million non-cash charge related to the unfavorable license rights we reacquired and $49 million of losses on foreign-currency transactions related to the acquisition of Avis Europe; (iii) a $187 million (33%) increase in selling, general and administrative expenses primarily because of the Avis Europe acquisition and our strategic decision to invest in incremental advertising and marketing, as well as increased agency commissions and other costs related to higher rental volumes; and (iv) a $49 million increase in interest expense on corporate debt due to increased indebtedness, primarily related to the Avis Europe acquisition. These year-over-year increases were partially offset by (i) a $64 million (5%) decrease in vehicle depreciation and lease charges resulting from a decline in our per-unit depreciation, which include gains on sale of vehicles, (ii) the absence of the prior-year $52 million expense related to the extinguishment of a portion of our corporate debt and associated interest rate swaps, and (iii) an $18 million decrease in vehicle interest expense. Our expenses also include a $67 million adverse impact from foreign currency exchange rates. As a result of these items, and a $47 million increase in our provision for income taxes, we incurred a net loss of $29 million.

For 2011, our income tax provision was $65 million due to the non-deductibility of many of the transaction-related costs related to the acquisition of Avis Europe. For 2010, our effective tax rate was 25%.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2011	2010	% Change	2011	2010	% Change
North America	$4,495	$4,260	6%	$442	$266	66%
International	1,028	555	85%	127	114	11%
Truck Rental	376	367	2%	49	34	44%
Corporate and Other (a)	1	3	*	(13)	(16)	*

Total Company	$5,900	$5,185	14%	605	398	52%

Less: Non-vehicle related depreciation and amortization				95	90
Interest expense related to corporate debt, net:
Interest expense				219	170
Early extinguishment of debt				-	52
Transaction-related costs (b)				255	14

Income before income taxes				$36	$72

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.
(b)

In 2011, we incurred transaction-related costs of $255 million related to the acquisition of Avis Europe (including a $117 million non-cash charge related to the reacquired unfavorable license rights, $49 million of losses on foreign-currency transactions related to the acquisition and $89 million in due-diligence and other costs) and our previous efforts to acquire Dollar Thrifty. In 2010, we incurred $14 million of transaction-related costs related to our previous efforts to acquire Dollar Thrifty.

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

International

Revenues and Adjusted EBITDA increased $473 million (85%) and $13 million (11%), respectively, during 2011 compared to 2010 primarily due to the acquisition of Avis Europe during fourth quarter 2011, movements in currency exchange rates and increased rental volumes. Avis Europe contributed $359 million to revenue and had no effect on Adjusted EBITDA in 2011.

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

  FINANCIAL CONDITION

	As of December 31,
	2012	2011	Change
Total assets exclusive of assets under vehicle programs	$5,119	$3,848	$1,271
Total liabilities exclusive of liabilities under vehicle programs	5,197	5,598	(401)
Assets under vehicle programs	10,099	9,090	1,009
Liabilities under vehicle programs	9,264	6,928	2,336
Stockholders’ equity	757	412	345

Total assets exclusive of assets under vehicle programs at December 31, 2012 increased approximately $1.3 billion from December 31, 2011, primarily due to a $1.0 billion increase in deferred income taxes related to the generation of net operating losses as a result of accelerated tax depreciation on vehicles, and a $72 million increase in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows”).

Total liabilities exclusive of liabilities under vehicle programs decreased $401 million primarily due to a $300 million decrease in corporate indebtedness and an $89 million decrease in other non-current liabilities primarily related to income taxes payable.

Assets under vehicle programs increased approximately $1.0 billion, primarily due to an increase in the size of our vehicle rental fleet to accommodate increased rental demand and inflationary increases in the average book value of our rental cars.

Liabilities under vehicle programs increased approximately $2.3 billion, reflecting the impact of additional borrowings to support the increase in our vehicle rental fleet and an approximately $1.2 billion increase in deferred income taxes primarily related to accelerated tax depreciation on vehicles. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.

Stockholders’ equity increased $345 million in 2012 primarily due to our net income of $290 million and a $32 million increase in other comprehensive income primarily resulting from currency translation.

  LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During 2012, we completed several financing transactions which decreased our corporate indebtedness by $300 million. We borrowed $689 million under a floating rate term loan due 2019, borrowed an additional $29 million under our floating rate term loan due 2016, issued $300 million of our 4 7/8% notes due 2017 and issued an additional $125 million of our 8 1/4% notes due 2019 at 103.5% of par. We repaid our $267 million floating rate term loan due 2014, redeemed our $200 million 7 5/8% notes due 2014, redeemed our $375 million 7 3/4% notes due 2016, repaid our $412 million floating rate term loan due 2018, and repurchased $217 million of our 3 1/2% convertible notes due 2014. We increased our outstanding debt under vehicle programs, through the issuance of notes to finance our North America vehicle rental fleet, and through capital leases and other financing arrangements to finance our International vehicle rental fleet.

In January 2013, we announced that we have agreed to acquire Zipcar, Inc., the world’s leading car sharing network, for approximately $500 million, subject to approval by Zipcar shareholders and other customary closing conditions. We expect to fund the acquisition through incremental corporate indebtedness and available cash. During December 2012, we entered into a senior unsecured loan agreement for up to $250 million in connection with the planned acquisition.

Cash Flows

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

At December 31, 2012, we had $606 million of cash on hand, an increase of $72 million from $534 million at December 31, 2011. The following table summarizes such increase:

	Year Ended December 31,
	2012	2011	Change
Cash provided by (used in):
Operating activities	$1,889	$1,578	$311
Investing activities	(2,073)	(2,373)	300
Financing activities	250	424	(174)
Effects of exchange rate changes	6	(6)	12

Net change in cash and cash equivalents	$72	$(377)	$449

During 2012, we generated $311 million more cash from operating activities compared with 2011, primarily due to improved operating results.

We used $300 million less cash in investing activities in 2012 compared with 2011. This change primarily reflects a net $710 million decrease in investing activities related to the use of cash in 2011 for our acquisition of Avis Europe, partially offset by a $410 million increase in cash used in our vehicle programs primarily related to increased net purchases of vehicles as a result of the inclusion of Avis Europe in our results for the full year in 2012 compared with only three months in 2011.

We generated $174 million less cash from financing activities in 2012 compared with 2011. This change primarily reflects a $180 million increase in cash used for the net repayment of corporate borrowings and related activity.

We anticipate that our non-vehicle capital expenditures will be approximately $160 million in 2013.

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

In 2011, we generated $62 million less cash from operating activities compared with 2010. This change principally represented the absence of the 2010 reimbursement from Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”), two of our former subsidiaries.

We used $770 million more cash in investing activities in 2011 compared with 2010. This change primarily reflects the acquisition of Avis Europe. The cash used for the acquisition was slightly offset by the activities of our vehicle programs, in which we used $74 million less cash in 2011, primarily due to an increase in proceeds received on the disposition of vehicles.

We generated $44 million more cash from financing activities in 2011 compared with 2010. This change primarily reflects a $526 million net increase in cash provided from our vehicle programs’ financing activities due primarily to increased borrowings in 2011, partially offset by a net decrease in cash provided by financing activities exclusive of vehicle programs of $441 million in 2011 compared to 2010, driven by lower corporate borrowings.

Debt and Financing Arrangements

At December 31, 2012, we had approximately $9.7 billion of indebtedness (including corporate indebtedness of approximately $2.9 billion and debt under vehicle programs of approximately $6.8 billion). We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.

Corporate indebtedness consisted of:

		As of December 31,
	Maturity Date	2012	2011	Change
Floating Rate Term Loan (a)	April 2014	$-	$267	(267)
Floating Rate Senior Notes (b)	May 2014	250	250	-
7 5/8% Senior Notes	May 2014	-	200	(200)
3 1/2% Convertible Senior Notes (c)	October 2014	128	345	(217)
7 3/4% Senior Notes	May 2016	-	375	(375)
Floating Rate Term Loan (a) (d)	May 2016	49	20	29
4 7/8% Senior Notes	November 2017	300	-	300
9 5/8% Senior Notes	March 2018	446	445	1
Floating Rate Term Loan (a)	September 2018	-	412	(412)
8 1/4% Senior Notes	January 2019	730	602	128
Floating Rate Term Loan (a) (e)	March 2019	689	-	689
9 3/4% Senior Notes	March 2020	250	250	-

		2,842	3,166	(324)
Other		63	39	24

		$2,905	$3,205	$(300)

(a)

The floating rate term loans are part of our senior credit facility, which also includes our revolving credit facility maturing 2016 and is secured by pledges of all of the capital stock of our domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(b)	As of December 31, 2012, the floating rate notes due 2014 bear interest at three-month LIBOR plus 250 basis points, for an aggregate rate of 2.81%.
(c)	The 3 1/2% convertible notes are convertible by the holders into approximately 8 million shares of our common stock as of December 31, 2012.
(d)	As of December 31, 2012, the floating rate term loan due 2016 bears interest at three-month LIBOR plus 300 basis points, for an aggregate rate of 3.32%.
(e)	As of December 31, 2012, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 1.0%, plus 325 basis points, for an aggregate rate of 4.25%.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of December 31,
	2012	2011	Change
Debt due to Avis Budget Rental Car Funding (a)	$5,203	$4,574	$629
Budget Truck financing (b)	253	188	65
Capital leases (c)	315	348	(33)
Other (d)	1,035	454	581

	$6,806	$5,564	$1,242

(a)	The increase reflects increased borrowing within U.S. operations, to fund an increase in our U.S. car rental fleet assets.
(b)	The increase reflects increased borrowings to fund 2012 vehicle purchases.
(c)	The decrease reflects the payment of capital lease arrangements related to our International fleet.
(d)	The increase primarily reflects an increase in borrowings related to our International fleet.

The following table provides the contractual maturities for our corporate debt and our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2012:

	Corporate Debt	Debt Under Vehicle Programs
Due in 2013	$57	$756
Due in 2014	395	2,203
Due in 2015	19	1,343
Due in 2016	45	1,120
Due in 2017	309	927
Thereafter	2,080	457

	$2,905	$6,806

At December 31, 2012, we had approximately $3.4 billion of available funding under our various financing arrangements (comprised of $875 million of availability under our credit facilities and approximately $2.5 billion available for use in our vehicle programs). As of December 31, 2012, the committed non-vehicle-backed credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,500	$-	$631	$869
Other facilities (b)	10	4	-	6

(a)

This revolving credit facility matures in May 2016 and bears interest of one-month LIBOR plus 300 basis points. The senior credit facility, which encompasses our floating rate term loans and revolving credit facility, is secured by pledges of all of the capital stock of all of our domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property of the Company.

(b)	These facilities encompass bank overdraft lines of credit and finance leases, bearing interest of 3.22% to 5.77% as of December 31, 2012.

At December 31, 2012, the Company had various uncommitted credit facilities available, under which it had drawn $38 million and which bear interest at rates of 0.42% to 5.97%.

The following table presents available funding under our debt arrangements related to our vehicle programs at December 31, 2012:

	Total Capacity(a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$6,763	$5,203	$1,560
Budget Truck financing (c)	311	253	58
Capital leases	507	315	192
Other (d)	1,772	1,035	737

	$9,353	$6,806	$2,547

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)	The outstanding debt is collateralized by approximately $6.9 billion of underlying vehicles and related assets.
(c)	The outstanding debt is collateralized by $392 million of underlying vehicles and related assets.
(d)	The outstanding debt is collateralized by approximately $2.0 billion of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2012, can be found in Notes 14 and 15 to our Consolidated Financial Statements.

  LIQUIDITY RISK

Our primary liquidity needs include the payment of operating expenses, servicing of corporate and vehicle-related debt and procurement of rental vehicles to be used in our operations. The present intention of management is to reinvest the undistributed earnings of its foreign subsidiaries indefinitely in its foreign operations. We do not anticipate the need to repatriate funds to the U.S. to service corporate debt or for other U.S. needs. Our primary sources of funding are operating revenue, cash received upon sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our revolving credit facility, and other financing activities.

As we discussed above, as of December 31, 2012, we have cash and cash equivalents of $606 million, available borrowing capacity under our committed facilities of $875 million, and available capacity under our vehicle programs of approximately $2.5 billion.

Our liquidity position may be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, PSA Peugeot Citroën, Volkswagen Group, Toyota Motor Corporation, Kia Motors

America, Inc., Fiat Group Automobiles S.p.A. and Renault, S.A., being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market and (v) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor their respective obligations under the agreements governing the Separation (see Item 1A. Risk Factors for further discussion).

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings. The financial covenants of our senior credit facility include maximum leverage and minimum coverage ratio requirements. As of December 31, 2012, we were in compliance with the financial covenants in our senior credit facility.

Contractual Obligations

The following table summarizes our principal future contractual obligations as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Corporate debt (a)	$57	$395	$19	$45	$309	$2,080	$2,905
Debt under vehicle programs (b)	756	2,203	1,343	1,120	927	457	6,806
Debt interest	400	354	269	235	189	162	1,609
Operating leases (c)	506	343	260	201	140	615	2,065
Commitments to purchase vehicles (d)	5,077	4	-	-	-	-	5,081
Tax obligations (e)	-	-	-	-	-	39	39
Defined benefit pension plan contributions (f)	16	-	-	-	-	-	16
Other purchase commitments (g)	98	42	16	9	3	-	168

	$6,910	$3,341	$1,907	$1,610	$1,568	$3,353	$18,689

(a)	Consists primarily of the Company’s approximately $2.0 billion of fixed and floating rate senior notes, $738 million of floating rate term loans and $128 million of convertible senior notes.
(b)

Represents debt, including related party debt due to Avis Budget Rental Car Funding (see Note 15 to our Consolidated Financial Statements), and capital leases, which were issued to support the purchase of vehicles.

(c)	Operating lease obligations are presented net of sublease rentals to be received (see Note 16 to our Consolidated Financial Statements).
(d)

Represents commitments to purchase vehicles, the majority of which are from General Motors Company, Ford Motor Company and Chrysler Group LLC. These commitments are generally subject to the vehicle manufacturers satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is generally financed through financings under vehicle programs in addition to cash received upon the sale of vehicles, many of which were purchased under repurchase and guaranteed depreciation programs (see Note 16 to our Consolidated Financial Statements).

(e)

Primarily represents income tax uncertainties, $15 million of which is subject to indemnification by Realogy and Wyndham. We are unable to estimate the period in which cash payments related to these income tax uncertainties are expected to be paid.

(f)

Represents the expected contributions to our defined benefit pension plans in 2013. The amount of future contributions to our defined benefit pension plans will depend on the rates of return generated from plan assets and other factors (see Note 19 to our Consolidated Financial Statements) and are not included above.

(g)	Primarily represents commitments under service contracts for information technology and telecommunications and marketing agreements with travel service companies.

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

Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2012, 2011 and 2010, there was no impairment of goodwill or other intangible assets. In the future, failure to achieve our business plans, a significant deterioration of the macroeconomic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets (such as the discount rate) could result in significantly different estimates of fair value that could trigger an impairment of the goodwill or intangible assets of our reporting units.

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

Vehicles.  We present vehicles at cost, net of accumulated depreciation, on the Consolidated Balance Sheets. We record the initial cost of the vehicle, net of incentives and allowances from manufactures. We acquire our rental vehicles either through repurchase and guaranteed depreciation programs with certain automobile manufacturers or outside of such programs. For rental vehicles purchased under such programs, we depreciate the vehicles such that the net book value on the date of sale or return to the manufacturers is intended to equal the contractual guaranteed residual values. For vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs, we depreciate based on the vehicles’ estimated residual market values and their expected dates of disposition. See Note 2 to our Consolidated Financial Statements.

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

Adoption of New Accounting Pronouncements

During 2012, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	ASU No. 2011-08, “Testing Goodwill for Impairment”
•	ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”
•	ASU No. 2011-05 and 2011-12, “Presentation of Comprehensive Income”

On January 1, 2013, we adopted the following standard as a result of the issuance of new accounting pronouncements:

•	ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”

For detailed information regarding these pronouncements and the impact thereof on our business, see Note 2 to our Consolidated Financial Statements.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. The acquisition of Avis Europe in 2011 increased our currency exchange risks. We manage our exposure to market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, particularly swap contracts, futures and options contracts, to manage and reduce the interest rate risk related to our debt; currency forwards to manage and reduce currency exchange rate risk; and derivative commodity instruments to manage and reduce the risk of changing unleaded gasoline prices.

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

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses discussed below. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our borrowings and financial instruments, see Notes 14, 15 and 20 to our Consolidated Financial Statements.

Currency Risk Management

We have currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the Australian dollar, British pound sterling, Canadian dollar, Euro and New Zealand dollar. We use currency forward contracts and currency swaps to manage currency exchange risk that arises from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Our currency forward contracts are often not designated as hedges and therefore changes in the fair value of these derivatives are recognized in earnings as they occur. We anticipate that such currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2012. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our earnings at December 31, 2012. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.

Interest Rate Risk Management

Our primary interest rate exposure at December 31, 2012 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of December 31, 2012, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline would not have a material impact on our earnings at December 31, 2012.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Consolidated Financial Statement Index commencing on Page F-1 hereof.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

  ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting is effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

(c)	Changes in Internal Control Over Financial Reporting. During the last fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avis Budget Group, Inc.

Parsippany, New Jersey

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 21, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 21, 2013

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

  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  ITEM 15(A)(1) FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

  ITEM 15(A)(2) FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Account for the years ended December 31, 2012, 2011, and 2010 commencing on page G-1 hereof.

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
Date: February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. NELSON (Ronald L. Nelson)	Chairman of the Board, Chief Executive Officer and Director	February 21, 2013

/s/ DAVID B. WYSHNER (David B. Wyshner)	Senior Executive Vice President and Chief Financial Officer	February 21, 2013

/s/ IZILDA P. MARTINS (Izilda P. Martins)	Vice President and Acting Chief Accounting Officer	February 21, 2013

/s/ W. ALUN CATHCART (W. Alun Cathcart)	Director	February 21, 2013

/s/ MARY C. CHOKSI (Mary C. Choksi)	Director	February 21, 2013

/s/ LEONARD S. COLEMAN, JR. (Leonard S. Coleman, Jr.)	Director	February 21, 2013

/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	February 21, 2013

/s/ JOHN D. HARDY, JR. (John D. Hardy, Jr.)	Director	February 21, 2013

/s/ LYNN KROMINGA (Lynn Krominga)	Director	February 21, 2013

/s/ EDUARDO G. MESTRE (Eduardo G. Mestre)	Director	February 21, 2013

/s/ F. ROBERT SALERNO (F. Robert Salerno)	Director	February 21, 2013

/s/ STENDER E. SWEENEY (Stender E. Sweeney)	Director	February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avis Budget Group, Inc.

Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 21, 2013

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Vehicle rental	$5,297	$4,338	$3,882
Other	2,060	1,562	1,303

Net revenues	7,357	5,900	5,185

Expenses
Operating	3,824	3,025	2,616
Vehicle depreciation and lease charges, net	1,471	1,223	1,287
Selling, general and administrative	925	756	569
Vehicle interest, net	297	286	304
Non-vehicle related depreciation and amortization	125	95	90
Interest expense related to corporate debt, net:
Interest expense	268	219	170
Early extinguishment of debt	75	-	52
Transaction-related costs	34	255	14
Restructuring charges	38	5	11

Total expenses	7,057	5,864	5,113

Income before income taxes	300	36	72
Provision for income taxes	10	65	18

Net income (loss)	$290	$(29)	$54

Earnings (loss) per share
Basic	$2.72	$(0.28)	$0.53
Diluted	$2.42	$(0.28)	$0.49

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2012	2011	2010

Net income (loss)	$290	$(29)	$54

Other comprehensive income (loss), net of tax
Currency translation adjustments	$34	$(23)	$71
Available-for-sale securities:
Net unrealized gains on available-for-sale securities, net of tax of $0, $0 and $0, respectively	2	2	-
Less: realized gains on available-for-sale securities reclassified to earnings, net of tax of $1, $0 and $0, respectively	(2)	-	-
Cash flow hedges:
Net unrealized holding losses arising during period, net of tax of $1, $2 and $19, respectively	(1)	(4)	(31)
Less: cash flow hedges reclassified to earnings, net of tax of $(9), $(23) and $(59), respectively	14	37	91
Minimum pension liability adjustment:
Pension and post retirement benefits, net of tax of $1, $19 and $3, respectively	(23)	(31)	(6)
Less: Pension and post retirement benefits reclassified to earnings, net of tax of $(6), $(3) and $(2), respectively	8	5	4

	32	(14)	129

Total comprehensive income (loss)	$322	$(43)	$183

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$606	$534
Receivables (net of allowance for doubtful accounts of $40 and $21)	553	507
Deferred income taxes	146	120
Other current assets	405	380

Total current assets	1,710	1,541

Property and equipment, net	529	493
Deferred income taxes	1,454	444
Goodwill	375	353
Other intangibles, net	731	713
Other non-current assets	320	304

Total assets exclusive of assets under vehicle programs	5,119	3,848

Assets under vehicle programs:
Program cash	24	11
Vehicles, net	9,274	8,356
Receivables from vehicle manufacturers and other	439	380
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	343

	10,099	9,090

Total assets	$15,218	$12,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,421	$1,433
Short-term debt and current portion of long-term debt	57	37

Total current liabilities	1,478	1,470

Long-term debt	2,848	3,168
Other non-current liabilities	871	960

Total liabilities exclusive of liabilities under vehicle programs	5,197	5,598

Liabilities under vehicle programs:
Debt	1,603	990
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,203	4,574
Deferred income taxes	2,163	982
Other	295	382

	9,264	6,928

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	-	-
Common stock, $.01 par value—authorized 250 million shares; issued 137,081,056 and 137,028,464 shares	1	1
Additional paid-in capital	8,211	8,532
Accumulated deficit	(2,376)	(2,666)
Accumulated other comprehensive income	110	78
Treasury stock, at cost—30,027,146 and 31,551,170 shares	(5,189)	(5,533)

Total stockholders’ equity	757	412

Total liabilities and stockholders’ equity	$15,218	$12,938

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$290	$(29)	$54
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	1,438	1,395	1,277
Gain on sale of vehicles, net	(97)	(234)	(24)
Non-vehicle related depreciation and amortization	125	95	90
Deferred income taxes	128	32	(20)
Amortization of debt financing fees	57	78	50
Non-cash charge on unfavorable license rights reacquired with the acquisition of Avis Europe plc	-	117	-
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(65)	29	(20)
Income taxes	(183)	(18)	(104)
Accounts payable and other current liabilities	(28)	20	108
Reimbursement from Realogy and Wyndham for taxes paid	-	-	114
Reimbursement from Wyndham for tax attributes	-	-	89
Other, net	224	93	26

Net cash provided by operating activities	1,889	1,578	1,640

Investing activities
Property and equipment additions	(132)	(65)	(61)
Proceeds received on asset sales	21	14	14
Net assets acquired (net of cash acquired)	(69)	(841)	(2)
Other, net	(9)	(7)	(6)

Net cash used in investing activities exclusive of vehicle programs	(189)	(899)	(55)

Vehicle programs:
Decrease (increase) in program cash	(13)	(11)	162
Investment in vehicles	(11,067)	(8,659)	(8,031)
Proceeds received on disposition of vehicles	9,196	7,196	6,319
Investment in debt securities of Avis Budget Rental Car Funding (AESOP)—related party	-	(400)	(570)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP)—related party	-	400	570
Other, net	-	-	2

	(1,884)	(1,474)	(1,548)

Net cash used in investing activities	(2,073)	(2,373)	(1,603)

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Year Ended December 31,
	2012	2011	2010
Financing activities
Proceeds from long-term borrowings	1,152	682	1,046
Payments on long-term borrowings	(1,501)	(668)	(688)
Net change in short-term borrowings	10	(97)	-
Debt financing fees	(16)	(78)	(46)
Purchases of warrants	(29)	-	-
Proceeds from sale of call options	43	-	-
Other, net	1	1	10

Net cash provided by (used in) financing activities exclusive of vehicle programs	(340)	(160)	322

Vehicle programs:
Proceeds from borrowings	12,108	10,534	9,355
Payments on borrowings	(11,490)	(9,917)	(9,152)
Net change in short-term borrowings	-	-	(110)
Debt financing fees	(28)	(33)	(35)

	590	584	58

Net cash provided by financing activities	250	424	380

Effect of changes in exchange rates on cash and cash equivalents	6	(6)	12

Net increase (decrease) in cash and cash equivalents	72	(377)	429
Cash and cash equivalents, beginning of period	534	911	482

Cash and cash equivalents, end of period	$606	$534	$911

Supplemental Disclosure
Interest payments	$552	$465	$483
Income tax payments, net	$65	$51	$142

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2010	136.9	$1	$9,098	$(2,691)	$(37)	(34.6)	$(6,149)	$222

Comprehensive income:
Net income	-	-	-	54	-	-	-
Other comprehensive income	-	-	-	-	129	-	-

Total comprehensive income								183

Net activity related to restricted stock units	0.1	-	(88)	-	-	0.4	101	13
Exercise of stock options	-	-	(166)	-	-	1.0	174	8
Reallocation of deferred taxes	-	-	(16)	-	-	-	-	(16)
Post-separation dividend adjustment	-	-	(1)	-	-	-	-	(1)
Other	-	-	1	-	-	-	-	1

Balance at December 31, 2010	137.0	$1	$8,828	$(2,637)	$92	(33.2)	$(5,874)	$410

Comprehensive loss:
Net loss	-	-	-	(29)	-	-	-
Other comprehensive loss	-	-	-	-	(14)	-	-

Total comprehensive loss								(43)

Net activity related to restricted stock units	-	-	(111)	-	-	0.4	124	13
Exercise of stock options	-	-	(215)	-	-	1.2	217	2
Realization of tax benefits for stock-based awards	-	-	30	-	-	-	-	30

Balance at January 1, 2012	137.0	$1	$8,532	$(2,666)	$78	(31.6)	$(5,533)	$412

Comprehensive income:
Net income	-	-	-	290	-	-	-
Other comprehensive income	-	-	-	-	32	-	-

Total comprehensive income								322

Net activity related to restricted stock units	0.1	-	(202)	-	-	0.8	212	10
Exercise of stock options	-	-	(130)	-	-	0.8	130	-
Activity related to employee stock purchase plan	-	-	(2)	-	-	-	2	-
Repurchase of warrants	-	-	(29)	-	-	-	-	(29)
Sale of call options, net of tax of $(1)	-	-	42	-	-	-	-	42

Balance at December 31, 2012	137.1	$1	$8,211	$(2,376)	$110	(30.0)	$(5,189)	$757

See Notes to Consolidated Financial Statements

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

The Company operates the following reportable business segments:

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

In October 2012 and 2011, the Company acquired Apex Car Rentals (“Apex”) of New Zealand and Avis Europe plc (“Avis Europe”), respectively. The Company’s International segment includes the operational and financial results of Avis Europe and Apex since the respective acquisitions.

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

Use of Estimates and Assumptions

The use of estimates and assumptions as determined by management is required in the preparation of the Consolidated Financial Statements in conformity with GAAP. These estimates are based on management’s evaluation of historical trends and other information available when the Consolidated Financial Statements are prepared and may affect the amounts reported and related disclosures. Changes in estimates are recognized prospectively. Actual results could differ from those estimates.

Revenue Recognition

The Company derives revenue primarily through the operation and licensing of the Avis and Budget rental systems and by providing vehicle rentals and other services to business and leisure travelers and others. Other revenue includes rentals of GPS navigation units, sales of loss damage waivers and insurance products, fuel and fuel service charges, and other items. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured.

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

Currency Translation

Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the prevailing monthly average rate of exchange. The related translation adjustments are reflected in “Accumulated other comprehensive income” in the stockholders’ equity section of the Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income. The accumulated currency translation adjustment as of December 31, 2012 and 2011 was $193 million and $159 million, respectively. Currency gains and losses resulting from transactions are included in earnings.

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

The Company capitalizes the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $71 million and $74 million as of December 31, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess, if any, of the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree, if any, over the fair values of the identifiable net assets acquired. The Company does not amortize goodwill, but assesses it for impairment at least annually for recoverability. Other intangible assets, primarily trademarks, with indefinite lives are not amortized but are evaluated annually for impairment. Other intangible assets with finite lives are amortized over their estimated useful lives and are evaluated each reporting period to determine if circumstances warrant a revision to these lives.

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

For 2012, 2011 and 2010, rental vehicles were depreciated at rates ranging from 1% to 43% per annum. Upon disposal of the vehicles, depreciation expense is adjusted for any difference between the net sales proceeds and the remaining book value. Vehicle-related interest expense amounts are net of vehicle-related interest income of $8 million, $8 million and $11 million for 2012, 2011 and 2010, respectively.

Advertising Expenses

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on our Consolidated Statements of Operations, include radio, television, “yellow pages” and other advertising, travel partner rewards programs, internet advertising and other promotions and were approximately $127 million, $107 million and $66 million in 2012, 2011 and 2010, respectively.

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

Derivative Instruments

Derivative instruments are used as part of the Company’s overall strategy to manage exposure to market risks associated with fluctuations in currency exchange rates, interest rates and gasoline costs. As a matter of policy, derivatives are not used for trading or speculative purposes.

All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings within the same line item as the hedged item (principally vehicle interest, net). The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is recognized currently in earnings within the same line item as the hedged item, including vehicle interest, net or interest related to corporate debt, net. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings. Generally, all amounts related to our derivative instruments are recognized in the Consolidated Statements of Cash Flows consistent with the nature of the hedged item (principally operating activities).

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

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Common stock investments in affiliates over which the Company has the ability to exercise significant influence but not a controlling interest are carried on the equity method of accounting. Available-for-sale securities are carried at current fair value with unrealized gains or losses reported net of taxes as a separate component of stockholders’ equity. Trading securities are recorded at fair value with realized and unrealized gains and losses reported currently in earnings. As of December 31, 2012, the Company has investments in available-for-sale securities with a fair value of $7 million.

Joint venture investments are typically accounted for under the equity method of accounting. Under this method, the Company records its proportional share of the joint venture’s net income or loss within operating expenses in the Consolidated Statements of Operations. As of December 31, 2012, the Company had investments in several joint ventures with a carrying value of $34 million, recorded within non-current assets on the Consolidated Balance Sheets.

Aggregate realized gains and losses on investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2012 and 2011, the Company realized a gain of $2 million and $1 million, respectively, from the sale of certain equity investments. There were no net realized gains or losses in 2010.

Self-Insurance Reserves

The Consolidated Balance Sheets include $407 million and $409 million of liabilities associated with retained risks of liability to third parties as of December 31, 2012 and 2011, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including but not limited to supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents and changes in the ultimate cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.

The Consolidated Balance Sheets also include liabilities of approximately $61 million and $50 million as of December 31, 2012 and 2011, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those mentioned above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.

Business Combinations

The Company uses the acquisition method of accounting for business combinations, which requires that the assets acquired and liabilities assumed be recorded at their respective fair values at the date of acquisition. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized if fair value can be reasonably estimated at the acquisition date. The excess, if any, of (i) the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree, over (ii) the fair values of the identifiable net assets acquired is recorded as goodwill. Gains and losses on the re-acquisition of unfavorable license agreements are recorded in the Consolidated Statements of Operations upon completion of the respective acquisition. Transaction-related costs incurred to effect a business combination are expensed as incurred, except for the cost to issue debt related to the acquisition. The operating results of the acquired business are reflected in the Company’s Consolidated Financial Statements from the date of the acquisition.

Transaction-related Costs

Transaction-related costs are classified separately in the Consolidated Statements of Operations. These costs comprise expenses related to the integration of the operations of acquisitions with the Company’s, including duplicate headcount costs for functions or positions being integrated, costs associated with the implementation of incremental compliance-related programs and expenses for the implementation of best practices and process improvements, and expenses related to acquisition-related activity such as due-diligence and other advisory costs. Transaction-related costs in 2011 also include a non-cash charge related to the reacquired unfavorable license rights and losses on currency transactions related to the Avis Europe acquisition.

Currency Transactions

The Company records the net gain or loss of currency transactions on certain intercompany loans and the unrealized gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the year ended December 31, 2012, the Company recorded a loss of $17 million on such items. There were no such items in the years ended December 31, 2011 or 2010.

Adoption of New Accounting Standards During 2012

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”, to “improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS”. The Company adopted this guidance on January 1, 2012, as required, and it had no impact on its financial statements.

In June and December of 2011, the FASB issued ASU No. 2011-05 and 2011-12, respectively, “Presentation of Comprehensive Income”, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance on January 1, 2012, as required, and it resulted in the Company presenting the required information in two separate but consecutive statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, which provides companies the option to bypass the annual quantitative goodwill impairment assessment and assess qualitative factors to determine whether there are events or circumstances which would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company adopted this guidance on January 1, 2012, as required, and it had no impact on its financial statements.

Recently Issued Accounting Pronouncements

On January 1, 2013, as a result of the issuance of a new accounting pronouncement, the Company adopted ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which provides companies the option to first assess qualitative factors to determine whether there are events or circumstances which would lead to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired, and it did not have a significant impact on the Company’s financial statements.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2012	2011 (a)	2010
Net income (loss) for basic EPS	$290	$(29)	$54
Convertible debt interest, net of tax	4	-	7

Net income (loss) for diluted EPS	$294	$(29)	$61

Basic weighted average shares outstanding	106.6	105.2	103.1
Options, warrants and non-vested stock	2.5	-	2.4
Convertible debt	12.5	-	21.2

Diluted weighted average shares outstanding	121.6	105.2	126.7

Earnings (loss) per share:
Basic	$2.72	$(0.28)	$0.53
Diluted	$2.42	$(0.28)	$0.49

(a)

As the Company incurred a net loss in 2011, all outstanding stock options, restricted stock units, stock warrants and issuable shares underlying the convertible notes have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Year Ended December 31,
	2012	2011	2010
Options (a)	0.2	3.4	1.4
Warrants (b)	7.9	21.2	21.2
Shares underlying convertible debt	-	21.2	-

(a)	Represents all outstanding stock options for 2011. The weighted average exercise price for anti-dilutive options for 2012 and 2010 was $17.12 and $23.28, respectively.
(b)	Represents all outstanding warrants for 2012, 2011 and 2010. The exercise price for the warrants is $22.50.

4.	Restructuring

During fourth quarter 2012, the Company initiated a strategic restructuring initiative to better position the business of its Truck Rental segment, in which it will close certain rental locations and decrease the size of the rental fleet, which the Company believes will increase fleet utilization and reduce costs. During the year ended December 31, 2012, as part of this process, the Company recorded restructuring expense of $1 million. The Company expects further restructuring expenses of approximately $12 million to be incurred in 2013 related to this initiative.

In fourth quarter 2011, subsequent to the acquisition of Avis Europe, the Company initiated a restructuring initiative, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes. During the years ended December 31, 2012 and 2011, as part of this process, the Company formally communicated the termination of employment to approximately 550 and 50 employees, respectively. During 2012 and 2011, the Company recorded restructuring expenses in connection with these initiatives of $37 million and $3 million, respectively, and the majority of which have been or are expected to be settled in cash. These expenses primarily represent costs associated with severance, outplacement services and other costs associated with employee terminations. As of December 31, 2012, the Company has terminated substantially all of these employees. The Company expects further restructuring expenses of approximately $20 million to be incurred through 2013 related to this initiative.

Beginning in 2008, the Company initiated strategic initiatives within the Company’s North America, International and Truck Rental segments, as part of a cost-reduction and efficiency improvement plan to reduce costs, enhance organizational efficiency and consolidate and rationalize existing processes and facilities. The Company recorded restructuring expenses in connection with these initiatives of $2 million and $11 million in 2011 and 2010, respectively. The majority of these restructuring expenses have been settled in cash. These expenses primarily represented costs associated with the closure and consolidation of certain administrative facilities and severance, outplacement services and other costs associated with employee terminations. The Company has substantially completed its activities under this restructuring initiative. As of December 31, 2012, the remaining liability relating to these restructuring actions was immaterial, and the Company does not expect any costs to be incurred.

The following tables summarize the change to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2010	$1	$4	$-	$5
Restructuring expense	4	7	-	11
Cash payment/utilization	(5)	(5)	-	(10)

Balance as of December 31, 2010	-	6	-	6
Restructuring expense	5	-	-	5
Acquired restructuring obligation	-	1	-	1
Cash payment/utilization	(4)	(6)	-	(10)

Balance as of December 31, 2011	1	1	-	2
Restructuring expense	37	-	1	38
Cash payment/utilization	(26)	-	(1)	(27)

Balance as of December 31, 2012	$12	$1	$-	$13

(a)	Includes expenses related to the disposition of vehicles.

	North America	International	Truck Rental	Total
Balance as of January 1, 2010	$3	$1	$1	$5
Restructuring expense	11	-	-	11
Cash payment/utilization	(8)	(1)	(1)	(10)

Balance as of December 31, 2010	6	-	-	6
Restructuring expense	2	3	-	5
Acquired restructuring obligation	-	1	-	1
Cash payment/utilization	(7)	(3)	-	(10)

Balance as of December 31, 2011	1	1	-	2
Restructuring expense	1	36	1	38
Cash payment/utilization	(1)	(25)	(1)	(27)

Balance as of December 31, 2012	$1	$12	$-	$13

5.	Licensing Activities

Revenues from licensing, which are recorded within other revenues on the accompanying Consolidated Statements of Operations, amounted to $136 million, $70 million and $46 million during 2012, 2011 and 2010, respectively. The Company renews license agreements in the normal course of business and occasionally terminates, purchases or sells license agreements. In connection with ongoing fees that the Company receives from its licensees pursuant to license agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

6.	Acquisitions

Apex Car Rentals

In October 2012, the Company completed the acquisition of the assets of Apex, a leading deep-value car rental company in New Zealand and Australia, operating a fleet of approximately 4,000 rental vehicles. In conjunction with the acquisition, the Company paid $63 million in cash (including the acquisition of fleet) and agreed to the payment of contingent consideration with an estimated acquisition date fair value of $9 million. The contingent consideration consists of a maximum of $26 million in additional payments that are contingent on Apex’s future financial performance, and the fair value of the contingent consideration at the acquisition date was estimated by utilizing a Monte Carlo simulation technique, based on a range of possible future results. The preliminary allocation of the purchase price of Apex principally includes vehicles of $33 million, trademarks of $21 million and goodwill of $16 million which were allocated to the Company’s International segment. The goodwill is not expected to be deductible for tax purposes. The fair values of certain tangible assets acquired, identifiable intangible assets, and residual goodwill are not yet finalized and are subject to change. Apex’s revenues, earnings and assets are not material to the Company’s results or balance sheet.

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

The excess of the purchase price over fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International segment. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed, as set forth in the table below, reflect various fair value estimates and analyses, including work performed by third-party valuation specialists. The following summarizes the allocation of the purchase price of Avis Europe:

Cash	$136
Receivables	245
Other current assets	213
Property and equipment	91
Deferred income taxes	27
Other intangibles	254
Other non-current assets	31
Vehicles	1,706
Receivables from vehicle manufacturers and other	282

Total identifiable assets acquired	2,985

Accounts payable and other current liabilities	(552)
Debt	(763)
Other non-current liabilities	(322)
Liabilities under vehicles program – debt	(779)

Total liabilities assumed	(2,416)

Net assets acquired	569
Goodwill	290
Non-cash charge related to the reacquired unfavorable license rights	117

Total	$976

Other intangibles consisted primarily of $188 million related to license agreements and $66 million related to customer relationships. These license agreements are amortized over a weighted-average life of approximately 20 years. Customer relationships are amortized over a weighted-average life of approximately 12 years. Differences between the preliminary allocation of the purchase price used for the balance sheet as of December 31, 2011 and the final allocation of the purchase price were not material.

Avis Europe contributed net revenues of $359 million and a net loss of $223 million including $213 million transaction-related costs, net of tax to the Company’s results from October 3, 2011 through December 31, 2011. The net loss was primarily due to the non-cash charge, recorded at the time of the acquisition, related to the unfavorable license rights reacquired by the Company. The following unaudited pro forma summary presents the Company’s consolidated information as if Avis Europe had been acquired on January 1, 2010. These amounts were calculated after conversion of Avis Europe’s results into U.S. dollars, applying adjustments to align the financial information with GAAP and the Company’s accounting policies. In addition, adjustments were made to reflect the impact to amortization expense and related income tax expense for fair value adjustments and revised useful lives assigned to intangible assets as if Avis Europe had been acquired on January 1, 2010. In the calculation of pro forma net income, $213 million of transaction-related costs, net of tax incurred in the year ended December 31, 2011 were treated as incurred in the year ended December 31, 2010.

	(unaudited) Pro Forma Summary for the Year Ended December 31,
	2011	2010
Net revenues	$7,259	$6,768
Net income	234	(133)
Earnings per share – Diluted	1.82	(1.29)

Zipcar

In December 2012, the Company entered into a definitive agreement to acquire Zipcar, Inc. (“Zipcar”), the world’s leading car sharing network, for approximately $500 million. The transaction is subject to approval by Zipcar shareholders and other customary closing conditions.

7.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a) (f)	$257	$39	$218	$252	$29	$223
Customer relationships (b) (e)	86	19	67	80	12	68
Other (c)	2	1	1	2	1	1

	$345	$59	$286	$334	$42	$292

Unamortized Intangible Assets
Goodwill (d)	$375			$353

Trademarks (d)	$445			$421

(a)	Primarily amortized over a period ranging from 20 to 40 years.
(b)	Primarily amortized over a period ranging from 8 to 20 years.
(c)	Primarily amortized over 27 years.
(d)	The increase primarily relates to the Apex acquisition and adjustments to the allocation of purchase price.
(e)	The increase primarily relates to adjustments to the allocation of purchase price.
(f)	The increase relates to fluctuations in currency exchange rates and adjustments to the allocation of purchase price.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2012	2011	2010
License agreements	$13	$4	$2
Customer relationships	8	3	1

Total	$21	$7	$3

Based on the Company’s amortizable intangible assets at December 31, 2012, the Company expects related amortization expense of approximately $22 million for each of the five succeeding fiscal years excluding effects of currency exchange rates.

The carrying amounts of goodwill and related charges are as follows:

	North America	International	Truck Rental	Total Company
Gross goodwill as of January 1, 2011	$1,359	$592	$243	$2,194
Accumulated impairment losses as of January 1, 2011	(1,355)	(535)	(228)	(2,118)

Goodwill as of January 1, 2011	4	57	15	76
Acquisition	-	285	-	285
Foreign currency translation adjustments	-	(8)	-	(8)

Gross goodwill as of December 31, 2011	$4	$334	$15	$353

Acquisition	1	16	-	17
Adjustments to the allocation of purchase price	-	5	-	5

Goodwill as of December 31, 2012	$5	$355	$15	$375

8.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2012	2011
Rental vehicles	$10,000	$9,077
Less: Accumulated depreciation	(1,345)	(1,258)

	8,655	7,819
Vehicles held for sale	619	537

Vehicles, net	$9,274	$8,356

The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2012	2011	2010
Depreciation expense	$1,438	$1,395	$1,277
Lease charges	130	62	34
Gain on sale of vehicles, net	(97)	(234)	(24)

Vehicle depreciation and lease charges, net	$1,471	$1,223	$1,287

9.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$(109)	$-	$-
State	(16)	(3)	2
Foreign	7	36	36

Current income tax provision	(118)	33	38

Deferred
Federal	93	36	(7)
State	20	10	8
Foreign	15	(14)	(21)

Deferred income tax benefit	128	32	(20)

Provision for income taxes	$10	$65	$18

Pretax income (loss) for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2012	2011	2010
United States	$233	$74	$(17)
Foreign (a)	67	(38)	89

Pretax income	$300	$36	$72

(a)	2011 includes $128 million of transaction-related costs.

Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2012	2011
Current deferred income tax assets:
Accrued liabilities and deferred income	$179	$175
Provision for doubtful accounts	10	9
Acquisition and integration-related liabilities	8	8
Convertible note hedge	3	7
Valuation allowance (a)	(22)	(45)

Current deferred income tax assets	178	154

Current deferred income tax liabilities:
Accrued liabilities and deferred income	6	8
Prepaid expenses	26	26

Current deferred income tax liabilities	32	34

Current net deferred income tax assets	$146	$120

Non-current deferred income tax assets:
Net tax loss carryforwards (b)	$1,454	$358
Accrued liabilities and deferred income	151	155
Depreciation and amortization	54	74
Tax credits	62	62
Convertible note hedge	2	13
Acquisition and integration-related liabilities	16	18
Other	36	39
Valuation allowance (a)	(276)	(228)

Non-current deferred income tax assets	1,499	491

Non-current deferred income tax liabilities:
Depreciation and amortization	42	43
Other	3	4

Non-current deferred income tax liabilities	45	47

Non-current net deferred income tax assets	$1,454	$444

(a)

The valuation allowance of $298 million at December 31, 2012 relates to tax loss carryforwards, foreign tax credits and certain state deferred tax assets of $227 million, $53 million and $18 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. The valuation allowance of $273 million at December 31, 2011 relates to tax loss carryforwards, foreign tax credits and certain state deferred tax assets of $195 million, $53 million and $25 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

(b)	The increase in net tax loss carryforwards is primarily due to an increase in U.S. federal net operating losses as a result of accelerated tax depreciation on vehicles.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2012	2011
Deferred income tax assets:
Depreciation and amortization	$49	$35
Unrealized hedge loss	-	8

	49	43

Deferred income tax liabilities:
Depreciation and amortization	2,212	1,025

	2,212	1,025

Net deferred income tax liabilities under vehicle programs	$2,163	$982

At December 31, 2012, the Company had U.S. federal net operating loss carryforwards of approximately $3.3 billion, most of which expire in 2031. Currently, the Company does not record valuation allowances on the majority of its U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2012, the Company had foreign net operating loss carryforwards of approximately $305 million with an indefinite utilization period. No provision has been made for U.S. federal deferred income taxes on approximately $683 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2012, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable. In 2011, the Company recorded tax adjustments related to prior periods that reduced the Company’s non-current deferred income tax assets by approximately $230 million, deferred income tax liabilities under vehicle programs by approximately $330 million, increased income taxes payable by approximately $65 million and increased additional paid-in capital by $30 million. There was no material impact to the Company’s net income as a result of these adjustments.

The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	4.9	4.2	(7.0)
Changes in valuation allowances	0.9	(1.3)	15.1
Taxes on foreign operations at rates different than statutory U.S. federal rates (a)	-	(13.2)	(22.0)
Resolution of prior years’ examination issues	(42.5)	-	-
Non-deductible transaction-related costs	0.3	146.5	-
Other non-deductible expenses	5.3	10.1	5.4
Other	(0.6)	(0.7)	(1.5)

	3.3%	180.6%	25.0%

(a)	In 2010, the Company realized a benefit relating to additional tax depreciation within the Company’s operations in Australia.

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2012	2011	2010
Balance at January 1	$186	$40	$603
Additions based on tax positions related to the current year	4	-	-
Additions for tax positions for prior years	5	143	9
Additions associated with the acquisition of Avis Europe	-	34	-
Reductions for tax positions for prior years	(140)	(3)	(443)
Settlements	(1)	-	(129)
Statute of limitations	-	(28)	-

Balance at December 31	$54	$186	$40

In 2012, the Company recorded a reduction in its unrecognized tax benefits primarily due to an effective settlement of $128 million for pre-Separation taxes. The Company does not anticipate that total unrecognized tax benefits will change significantly in 2013.

At December 31, 2011, the Company recharacterized $128 million of deferred income tax liabilities under vehicle programs for tax positions for prior years as unrecognized tax benefits. Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2012, 2011 and 2010, if recognized, would affect the Company’s provision for, or benefit from, income taxes. As of December 31, 2012, the Company’s unrecognized tax benefits were offset by tax loss carryforwards in the amount of $14 million.

The following table presents unrecognized tax benefits reflected as of December 31:

	As of December 31,
	2012	2011
Unrecognized tax benefit in non-current income taxes payable (a)	$39	$169
Accrued interest payable on potential tax liabilities (b)	22	21

(a)

Pursuant to the agreements governing the Separation entered into in connection with the Separation (as defined below), the Company is entitled to indemnification for non-Avis Budget Car Rental tax contingencies for taxable periods prior to and including the Separation. As of December 31, 2012, $15 million of unrecognized tax benefits are non-Avis Budget Car Rental tax contingencies.

(b)

The Company recognizes potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the twelve months ended December 31, 2012, 2011 and 2010, were not significant and were recognized as a component of income taxes.

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

10.	Other Current Assets

Other current assets consisted of:

	As of December 31,
	2012	2011
Prepaid expenses	$174	$179
Sales and use tax	108	92
Other	123	109

	$405	$380

11.	Property and Equipment, net

Property and equipment, net consisted of:

	As of December 31,
	2012	2011
Land	$58	$58
Buildings and leasehold improvements	521	492
Capitalized software	419	400
Furniture, fixtures and equipment	319	259
Buses and support vehicles	64	54
Projects in process	37	37

	1,418	1,300
Less: Accumulated depreciation and amortization	(889)	(807)

	$529	$493

Depreciation and amortization expense relating to property and equipment during 2012, 2011 and 2010 was $104 million, $88 million and $87 million, respectively (including $30 million, $26 million and $28 million, respectively, of amortization expense relating to capitalized computer software).

12.	Other Non-Current Assets

Other non-current assets consisted of:

	As of December 31,
	2012	2011
Deferred financing costs	$127	$138
Receivables from Realogy (a)	62	67
Investments (b)	41	38
Receivables from Wyndham (a)	37	41
Other	53	20

	$320	$304

(a)

Represents amounts due for certain contingent, tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation. These amounts are due from Realogy and Wyndham on demand upon the Company’s settlement of the related liability. At December 31, 2012 and 2011, there are corresponding liabilities recorded within other non-current liabilities. Realogy has posted a letter of credit for the benefit of the Company with respect to these obligations, as more fully described under Note 16—Commitments and Contingencies.
(b)

Includes the Company’s (i) 50% ownership of Anji Car Rental and Leasing Company Limited, a joint venture that has a license agreement for the Avis brand in China, and (ii) 33% ownership of Mercury Car Rentals Limited, a joint venture that has a license agreement for the Avis brand in India.

13.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of December 31,
	2012	2011
Accounts payable	$309	$312
Accrued payroll and related	198	200
Accrued sales and use taxes	148	173
Public liability and property damage insurance liabilities – current	132	128
Income taxes payable – current	58	109
Advertising and marketing	82	77
Other	494	434

	$1,421	$1,433

14.	Long-term Debt and Borrowing Arrangements

Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2012	2011
Floating Rate Term Loan (a)	April 2014	$-	$267
Floating Rate Senior Notes	May 2014	250	250
7 5/8% Senior Notes	May 2014	-	200
3 1/2% Convertible Senior Notes	October 2014	128	345
7 3/4% Senior Notes	May 2016	-	375
Floating Rate Term Loan (a)	May 2016	49	20
4 7/8% Senior Notes	November 2017	300	-
9 5/8% Senior Notes	March 2018	446	445
Floating Rate Term Loan (a)	September 2018	-	412
8 1/4% Senior Notes	January 2019	730	602
Floating Rate Term Loan (a)	March 2019	689	-
9 3/4% Senior Notes	March 2020	250	250

		2,842	3,166
Other		63	39

Total		2,905	3,205
Less: Short-term debt and current portion of long-term debt		57	37

Long-term debt		$2,848	$3,168

(a)

The floating rate term loans are part of the Company’s senior credit facility, which includes its revolving credit facility maturing 2016, and is secured by pledges of all of the capital stock of all of the Company’s domestic subsidiaries and up to 66% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

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

Holders may require the Company to repurchase, for cash, all or part of the Convertible Notes upon a “fundamental change”, as defined under the indenture, at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest. In addition, upon a “make-whole fundamental change”, prior to the maturity date of the Convertible Notes, the Company may, in some cases, increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. Under these “make-whole” provisions, the Company could have been required to issue an additional 6.4 million shares to settle the Convertible Notes; as of December 31, 2012, the maximum number of additional shares that the Company could be required to issue under these “make-whole” provisions is 0.7 million shares. The Company initially designated 27.6 million shares (including the shares that could be issued under the “make-whole” provisions) which it can issue to settle its obligation upon conversion.

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

During 2012, the Company repurchased $217 million of its Convertible Notes at a cost of $257 million. In conjunction with the repurchase of the Convertible Notes, the Company repurchased warrants and sold convertible note hedges corresponding to the repurchased Convertible Notes. See Note 17—Stockholder’s Equity for more details.

AVIS BUDGET CAR RENTAL CORPORATE DEBT

Floating Rate Term Loans

The Company’s floating rate term loan due 2014 was originally issued in April 2006 as part of the Company’s senior credit facility. In March 2010, the Company repaid $451 million of the loan and the terms were amended resulting in $52 million maturing in April 2012, which was subsequently repaid in October 2010, with the balance maturing in April 2014. In March 2012, the Company repaid the outstanding principal of $267 million.

The Company’s floating rate term loan due 2016 was issued in October 2011, for $20 million as part of the Company’s senior credit facility. During 2012, the Company borrowed an additional $30 million under this floating rate term loan. The floating rate term loan matures in May 2016 and bears interest at three-month LIBOR plus 300 basis points, for an aggregate rate of 3.32% at December 31, 2012. The Company used the proceeds from the loan to partially fund the acquisition of Avis Europe and to repay a portion of its floating rate term loan due 2018.

The Company’s floating rate term loan due 2018 was issued in October 2011 as part of the Company’s senior credit facility. During the 2012, the Company repaid the entire outstanding principal of the floating rate term loan due 2018.

The Company’s floating rate term loan due 2019 was issued in March 2012 as part of the Company’s senior credit facility. The $500 million loan matures in March 2019. The facility bears interest at the greater of three-month LIBOR or 1% plus 325 basis points, for an aggregate rate of 4.25% at December 31, 2012. Upon issuance of the loan, the Company paid to the lenders 1% of each lender’s commitments under the loan, which payment was structured as an original issue discount. During October 2012, the Company borrowed an additional $200 million under this floating rate term loan. Upon issuance of the addition to the loan, the Company paid to the new lenders 1% of each new lender’s commitments under the loan, which payment was structured as an original issue discount. The Company used the proceeds from the loan to repay approximately $420 million of term loan borrowings due in 2014 and 2018 and $75 million of its senior notes due in 2014.

Floating Rate Senior Notes

The Company’s Floating Rate Senior Notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $250 million. The interest rate on these notes is equal to three-month LIBOR plus 250 basis points, for an aggregate rate of 2.81% at December 31, 2012. The floating rate notes pay interest quarterly on February 15, May 15, August 15 and November 15 of each year. The Company has the right to redeem these notes in whole or in part at any time at the applicable scheduled redemption price, plus in each case, accrued and unpaid interest through the redemption date.

7 5/8% and 7 3/4% Senior Notes

The Company’s 7 5/8% and 7 3/4% Senior Notes were issued in April 2006 at 100% of their face value for aggregate proceeds of $750 million. In 2010, the Company redeemed $175 million of its 7 5/8% Senior Notes due 2014 at 103.813% plus accrued and unpaid interest. During 2012, the Company repaid the entire outstanding balance of $200 million of its 7 5/8% Senior Notes due 2014 at 100% plus accrued and unpaid interest, and redeemed the entire outstanding balance of $375 million of its 7 3/4% Senior Notes due 2016 at 102.583% plus accrued and unpaid interest.

9 5/8% Senior Notes

The Company’s 9 5/8% Senior Notes were issued in March 2010 at 98.6% of their face value for aggregate proceeds of $444 million. The notes pay interest semi-annually on March 15 and September 15 of each year. The Company has the right to redeem these notes in whole or in part at any time on or after March 15, 2014, at the applicable redemption price, plus any accrued and unpaid interest through the redemption date.

8 1/4% Senior Notes

The Company’s 8 1/4% Senior Notes were issued through three separate issuances of $400 million, $200 million and $125 million, in October and November 2010 and March 2012, respectively, and form a single series of debt securities. The $400 million of notes were issued at 100% of their face value, the $200 million of notes were issued at 101% of their face value, and the $125 million were issued at 103.5% of their face value, for aggregate proceeds of $731 million. The notes pay interest semi-annually on January 15 and July 15 of each year. The Company has the right to redeem these notes in whole or in part at any time on or after October 15, 2014 at the applicable redemption price, plus any accrued and unpaid interest through the redemption date. In connection with the March 2012 issuance, the Company entered into a registration rights agreement, pursuant to which it completed in September 2012 an offer to exchange the notes for new notes with terms substantially identical to those of the originally issued notes, except that the transfer restrictions and registration rights provisions relating to the originally issued notes do not apply to the new notes.

9 3/4% Senior Notes

The Company’s 9 3/4% Senior Notes were issued in October 2011 at 100% of their face value for aggregate proceeds of $250 million. The notes pay interest semi-annually on March 15 and September 15 of each year. The Company has the right to redeem these notes in whole or in part at any time on or after September 15, 2015 at the applicable redemption price, plus any accrued and unpaid interest through the redemption date.

4 7/8% Senior Notes

The Company’s 4 7/8% Senior Notes were issued in November 2012 at 100% of their face value for aggregate proceeds of $300 million. The notes pay interest semi-annually on May 15 and November 15 of each year, beginning in May 2013. The Company has the right to redeem these notes in whole or in part at any time on or after May 15, 2015, at the applicable redemption price, plus any accrued and unpaid interest through the redemption date. The Company used the proceeds of these notes to repay a portion of the 7 3/4% Notes.

In connection with the sale of the notes, the Company entered into a registration rights agreement, under which it has agreed to use its reasonable best efforts to file an exchange offer registration statement related to the notes with the Securities and Exchange Commission and cause to become effective a registration statement with respect to a registered offer to exchange the notes for new notes, with substantially identical terms in a all material respects. In accordance with the registration rights agreement, the Company could be required to pay additional interest of up to 0.50% per annum on the principal amount of the notes from February 1, 2014 until the exchange offer is completed, a shelf registration statement, if required, is declared effective or the restricted notes become freely tradable under the Securities Act. The Company believes the likelihood of occurrence of such event is remote and, as such, the Company has not recorded a related liability as of December 31, 2012.

The Floating Rate Senior Notes, the 9 5/8% Senior Notes, the 8 1/4% Senior Notes, the 9 3/4% Senior Notes and the 4 7/8% Senior Notes, in each case as described above, are senior unsecured obligations of the Company, ranking equally in right of payment with all of the Company’s existing and future senior indebtedness and are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries.

CORPORATE GUARANTEE

In February 2007, the Company agreed to guarantee the payment of principal, premium, if any, and interest on the 7 5/8% Senior Notes, 7 3/4% Senior Notes and Floating Rate Senior Notes. The Company executed a Supplemental Indenture to provide the guarantee in accordance with the terms and limitations of such notes and the indenture governing the notes. In consideration for providing the guarantee, the Company received $14 million, before fees and expenses, from certain institutional investors. This consideration has been deferred and is being amortized over the life of the debt. As of December 31, 2012, the remaining deferred consideration to be recognized amounted to approximately $1 million.

DEBT MATURITIES

The following table provides contractual maturities of the Company’s corporate debt at December 31, 2012:

Year	Amount
2013	$57
2014	395
2015	19
2016	45
2017	309
Thereafter	2,080

$2,905

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At December 31, 2012, the committed credit facilities available to the Company and/or its subsidiaries at the corporate or Avis Budget Car Rental level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a) (b)	$1,500	$-	$631	$869
Other facilities (c)	10	4	-	6

(a)	This revolving credit facility matures in May 2016 and bears interest of one month LIBOR plus 300 basis points.
(b)

The senior credit facility, which encompasses the floating rate term loans and the revolving credit facility, is secured by pledges of all of the capital stock of all of the Company’s domestic subsidiaries and up to 66% of the capital stock of each foreign subsidiary directly owned by the Company’s domestic subsidiaries, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(c)	These facilities encompass bank overdraft lines of credit and finance leases, bearing interest of 3.22% to 5.77% as of December 31, 2012.

At December 31, 2012, the Company had various uncommitted credit facilities available, under which it had drawn approximately $38 million, which bear interest at rates of 0.42% to 5.97%.

In December 2012, the Company entered into a senior unsecured loan agreement in connection with the planned acquisition of Zipcar. The senior unsecured loan agreement provides for a commitment of up to $250 million and initially bears interest at the greater of LIBOR or 1%, plus 4.375%, subject to increases of 0.50% every three months after initial funding, subject to a cap. Any borrowings under this loan agreement would mature on the seven-year anniversary of the funding date.

DEBT COVENANTS

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility contains maximum leverage and minimum coverage ratio requirements. As of December 31, 2012, the Company was in compliance with the financial covenants of its senior credit facility.

15.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)) consisted of:

	As of December 31,
	2012	2011
Debt due to Avis Budget Rental Car Funding (a)	$5,203	$4,574
Budget Truck financing (b)	253	188
Capital leases (c)	315	348
Other (d)	1,035	454

	$6,806	$5,564

(a)	The increase reflects increased borrowing within U.S. operations to fund an increase in the Company’s U.S. car rental fleet assets.
(b)	The increase reflects increased borrowings to fund 2012 vehicle purchases.
(c)	The decrease reflects the payment of capital lease arrangements related to the Company’s International fleet.
(d)	The increase primarily reflects an increase in borrowings related to the Company’s International fleet.

Avis Budget Rental Car Funding (AESOP) LLC.  Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, Avis Budget pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Balance Sheets. The Company also has an asset within Assets under vehicle programs on its Consolidated Balance Sheets which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2012, approximate $6.9 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within Assets under vehicle programs (excluding the Investments in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding. The Company also finances vehicles through other variable interest entities and partnerships, which are consolidated and whose assets and liabilities are included within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The requirements of these entities include maintaining sufficient collateral levels and other covenants.

The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiaries and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected within the Company’s financial statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 3% and 4% as of December 31, 2012 and 2011, respectively. Due to hedging transactions to reduce the Company’s exposure to interest rate movements, the Company’s weighted average effective interest rate related to the debt of Avis Budget Rental Car Funding was approximately 3% and 5% as of December 31, 2012 and 2011, respectively.

In 2010, the Company established a variable funding note program with a maximum capacity of $400 million of notes to be issued by Avis Budget Rental Car Funding to the Company to finance the purchase of vehicles. These variable funding notes pay interest of 4.50% at December 31, 2012, and mature in March

2013. As of December 31, 2012, there were no outstanding amounts due to the Company from Avis Budget Rental Car Funding under the program. During the year ended December 31, 2012, there were no notes issued under this program; however, for the year ended December 31, 2011, the Company earned interest income of $4 million and incurred an equal amount of interest expense on these notes, which was eliminated in consolidation in the Company’s financial statements.

Truck financing.  The Budget Truck Funding program consists of debt facilities established by the Company to finance the acquisition of the Budget Truck rental fleet. The borrowings under the Budget Truck Funding program are collateralized by $392 million of corresponding assets and are primarily fixed rate notes with a weighted average interest rate of 4% and 5% as of December 31, 2012 and 2011, respectively.

Capital leases.  The Company obtained a portion of its vehicles and equipment under capital lease arrangements for which there are corresponding assets of $317 million classified within vehicles, net on the Company’s Consolidated Balance Sheets as of December 31, 2012. For the year ended December 31, 2012, the interest rate on these leases ranged from 2% to 4%. All capital leases are on a fixed repayment basis and interest rates are fixed at the contract date.

Other.  Borrowings under the Company’s other vehicle rental programs primarily represent amounts issued under financing facilities that provide for borrowings to primarily support the acquisition of vehicles used in the Company’s International operations. The debt issued is collateralized by approximately $2.0 billion of vehicles and related assets and the majority represents floating rate bank loans and a commercial paper conduit facility for which the weighted average interest rate as of December 31, 2012 and 2011 was 4% and 5%, respectively.

DEBT MATURITIES

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at December 31, 2012:

Vehicle-Backed Debt
2013	$756
2014	2,203
2015	1,343
2016	1,120
2017	927
Thereafter	457

$6,806

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of December 31, 2012, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding	$6,763	$5,203	$1,560
Budget Truck Funding financing	311	253	58
Capital leases	507	315	192
Other	1,772	1,035	737

	$9,353	$6,806	$2,547

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

DEBT COVENANTS

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2012, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

16.	Commitments and Contingencies

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Many of the Company’s operating leases for facilities contain renewal options. These renewal options vary, but the majority include clauses for various term lengths and prevailing market rate rents.

Future minimum lease payments required under noncancelable operating leases, including minimum concession fees charged by airport authorities, which in many locations are recoverable from vehicle rental customers, as of December 31, 2012, are as follows:

Amount
2013	506
2014	343
2015	260
2016	201
2017	140
Thereafter	615

$2,065

The future minimum lease payments in the above table have been reduced by minimum future sublease rental inflows in the aggregate of $6 million for all periods shown in the table.

The Company maintains concession agreements with various airport authorities that allow the Company to conduct its car rental operations on site. In general, concession fees for airport locations are based on a percentage of total commissionable revenue (as defined by each airport authority), subject to minimum annual guaranteed amounts. These concession fees are included in the Company’s total rent expense and were as follows for the years ended December 31:

	2012	2011	2010
Rent and minimum concession fees	$600	$535	$473
Contingent concession expense	155	104	114

	755	639	587
Less: sublease rental income	(5)	(5)	(5)

Total	$750	$634	$582

Commitments under capital leases, other than those within the Company’s vehicle rental programs, for which the future minimum lease payments have been reflected in Note 15—Debt Under Vehicle Programs and Borrowing Arrangements, are not significant.

The Company leases a portion of its vehicles under operating leases, which extend through 2015. As of December 31, 2012, the Company has guaranteed up to $37 million of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will be equal to or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.

Contingencies

In connection with the Separation, the Company completed the spin-offs of Realogy and Wyndham on July 31, 2006 and completed the sale of Travelport, Inc. (“Travelport”) on August 23, 2006. In connection with the spin-offs of Realogy and Wyndham, the Company entered into a Separation Agreement, pursuant to which Realogy assumed 62.5% and Wyndham assumed 37.5% of certain contingent and other corporate liabilities of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham, our former Travelport subsidiary and/or the Company’s vehicle rental operations, and in each case incurred or allegedly incurred on or prior to the Separation (“Assumed Liabilities”). Realogy is entitled to receive 62.5% and Wyndham is entitled to receive 37.5% of the proceeds from certain contingent corporate assets of the Company, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, arising or accrued on or prior to the Separation (“Assumed Assets”). Additionally, if Realogy or Wyndham were to default on its payment of costs or expenses to the Company related to any Assumed Liabilities, the Company would be responsible for 50% of the defaulting party’s obligation. In such event, the Company would be allowed to use the defaulting party’s share of the proceeds of any Assumed Assets as a right of offset.

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

Additionally, the Company is also involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including, among others, contract and licensee disputes, wage-and-hour claims, competition matters, insurance claims, intellectual property claims and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could materially impact the Company’s financial position, results of operations or cash flows.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $5.1 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2012 (aggregating approximately $168 million) was individually significant. These purchase obligations extend through 2017.

Concentrations

Concentrations of credit risk at December 31, 2012, include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, PSA Peugeot Citroën, Volkswagen Group, Toyota Motor Corporation, Kia Motors America, Fiat Group Automobiles S.p.A. and Renault S.A., and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers (see Note 2—Summary of Significant Accounting Policies) and (ii) risks related to Realogy and Wyndham, including receivables of $64 million and $40 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Asset Retirement Obligations

The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gas storage tanks at its rental facilities. Liabilities accrued for asset retirement obligations were $26 million and $28 million at December 31, 2012 and 2011, respectively.

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

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which, as previously discussed, were disposed in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $91 million, the majority of which expire by the end of 2014. At December 31, 2012, the liability recorded by the Company in connection with these guarantees was approximately $2 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport, as applicable. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

17.	Stockholders’ Equity

Cash Dividend Payments

During 2012, 2011 and 2010, the Company did not declare or pay any cash dividends.

Share Repurchases

During 2012, 2011 and 2010, the Company did not repurchase any of its common stock.

Convertible Note Hedge and Warrants

In 2009, the Company purchased a convertible note hedge for approximately $95 million, to potentially reduce the net number of shares required to be issued upon conversion of the Convertible Notes. Concurrently, the Company issued warrants for approximately $62 million to offset the cost of the convertible note hedge.

The convertible note hedge and warrants, which will be net-share settled, initially covered the purchase and issuance, respectively, of approximately 21.2 million shares of common stock, subject to customary anti-dilution provisions. The initial strike price per share of the convertible note hedge and warrants is $16.25 and $22.50, respectively. The convertible note hedge expires in October 2014 and is exercisable before expiration only to the extent that corresponding amounts of the Convertible Notes are exercised. The warrants expire ratably over 80 trading days beginning January 5, 2015. The convertible note hedge and warrant transactions were accounted for as capital transactions and included as a component of stockholders’ equity. The significant terms of the Convertible Notes can be found in Note 14—Long-term Debt and Borrowing Arrangements.

During 2012, concurrently with the Company’s repurchase of a portion of its 3 1/2% convertible notes, the Company repurchased warrants for the purchase of the Company’s common stock for $29 million and sold an equal portion of its convertible note hedge for $43 million, reducing the number of shares related to each of the hedge and warrant by approximately 13 million.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income is as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available- For-Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2010	$111	$(106)	$-	$(42)	$(37)
Period change	71	60	-	(2)	129

Balance, December 31, 2010	182	(46)	-	(44)	92
Period change	(23)	33	2	(26)	(14)

Balance, December 31, 2011	159	(13)	2	(70)	78
Period change	34	13	-	(15)	32

Balance, December 31, 2012	$193	$-	$2	$(85)	$110

All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

During 2012, the Company recorded unrealized gains on cash flow hedges of $21 million ($13 million, net of tax) in accumulated other comprehensive income which primarily related to the derivatives used to manage the interest-rate risk associated with the Company’s vehicle-backed debt and the Company’s floating rate debt (see Note 20—Financial Instruments). Such amount in 2012 includes $19 million ($12 million, net of tax) of unrealized gains on cash flow hedges related to the Company’s vehicle-backed debt and is offset by a corresponding increase in the Company’s Investment in Avis Budget Rental Car Funding on the Consolidated Balance Sheets.

18.	Stock-Based Compensation

The Company may grant stock options, stock appreciation rights (“SARs”), restricted shares, and deferred common stock units or restricted stock units (collectively, “RSUs”) to its directors, officers, other employees and affiliates. As of December 31, 2012, the Company’s active stock-based compensation plan consists of the amended and restated 2007 Equity and Incentive Plan, under which the Company is authorized to grant up to 16 million shares of its common stock, and approximately 5 million shares were available for future grants. The Company may settle employee stock option exercises with either treasury shares, newly issued shares or shares purchased on the open market. The Company typically issues shares related to vested RSUs from treasury shares.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for exercises of stock-based awards have generated a $36 million tax benefit at December 31, 2012, with a corresponding increase to additional paid-in capital. Approximately $14 million of incremental tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

Stock Options

In 2010, the Company granted 160,000 stock options under the Company’s amended 2007 Equity and Incentive Plan. The stock options (i) vest ratably over a five-year term, (ii) expire ten years from the date of grant and (iii) have an exercise price that was set at the closing price of the Company’s common stock on the date of the grant.

Following the spin-offs of Realogy and Wyndham in 2006, all previously outstanding and unvested stock options vested and converted into stock options of Avis Budget, Realogy and Wyndham.

The Company used the Black-Scholes option pricing model to calculate the fair value of the time-vesting stock options granted in 2010, with assumptions including, but not limited to, the options’ expected life and the expected volatility of the underlying stock. Based on facts and circumstances at the time of the grant, the Company used the implied volatility of its publicly traded, near-the-money stock options with a remaining maturity of at least one year in 2010. The Company considered several factors in estimating the life of the options granted, including the historical option exercise behavior of employees and the option vesting periods. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero. Based on these assumptions, the fair value of the Company’s time-vesting stock options issued in 2010 was estimated to be $6.16.

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model in 2010 were as follows:

2010
Expected volatility of stock price	54%
Risk-free interest rate	2.82%
Expected life of options	6 years
Dividend yield	0.0%

The annual activity of the Company’s common stock option plans consisted of (in thousands of shares):

	2012		2011		2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	3,432	$7.90	5,026	$7.22	7,196	$11.30
Granted at fair market value	-	-	-	-	160	11.53
Exercised (a)	(756)	0.86	(1,231)	0.98	(982)	8.45
Canceled/forfeited/expired	(775)	27.04	(363)	21.97	(1,348)	28.63

Balance at end of year (c)	1,901	2.89	3,432	7.90	5,026	7.22

(a)	Stock options exercised during 2012 and 2011 had intrinsic values of $11 million and $18 million, respectively.
(b)

As of December 31, 2012, the Company’s outstanding stock options had an aggregate intrinsic value of $32 million; there were 1.9 million “in-the-money” stock options; and the aggregate unrecognized compensation expense related to unvested stock options was $1 million, to be recognized over 2.1 years. Approximately 1.8 million stock options are exercisable as of December 31, 2012 and approximately 32,000 stock options are eligible to vest in 2013.

The table below summarizes information regarding the Company’s outstanding stock options as of December 31, 2012 (in thousands of shares):

	Outstanding Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Less than $5.00	1,623	6.06	$0.79
$5.01 to $10.00	-	-	-
$10.01 to $15.00	160	7.07	11.53
$15.01 to $20.00	104	0.28	18.82
$20.01 and above	14	1.32	30.63

	1,901	5.80	2.89

Restricted Stock and Stock Unit Awards

RSUs granted by the Company entitle the employee to receive one share of Avis Budget common stock upon vesting, which occurs ratably over a 2.5-, three- or four-year period for the RSUs outstanding as of December 31, 2012. The Company also employs performance-, market- and time-vesting criteria for RSU grants made to certain of the Company’s employees, where the number of performance-based RSUs that will ultimately vest may range from 0% to 100% of the award.

During 2012, the Company granted 488,000 market-vesting restricted stock units, 835,000 time-based restricted stock units and 486,000 performance-based restricted stock units under the Company’s 2007 Equity and Incentive Plan. Vesting of all or a portion of the market-vesting and performance-based restricted stock units will occur on the third anniversary of the grant date or as otherwise provided by the grant, subject to continued employment through such anniversary, and (i) in the case of the market-based restricted stock units, attainment of certain Company stock price targets and (ii) in the case of the performance-based restricted stock units, attainment of certain Company performance goals. All of the time-based restricted stock units granted during 2012 vest ratably on the first three anniversaries of the grant date or as otherwise provided by the grant, subject to continued employment.

In 2011, the Company granted 357,000 market-vesting restricted stock units and 652,000 time-based restricted stock units under the Company’s amended 2007 Equity and Incentive Plan. The number of market-vesting restricted stock units which will ultimately vest is based on the Company’s common stock achieving certain average stock price targets for a specified number of trading days. Of the market-vesting restricted stock units granted during 2011, 264,000 units vest after three years and 93,000 units vest 50% on each of the third and fourth anniversaries of the date of grant. Of the time-based restricted stock units granted during 2011, 621,000 vest ratably on the first three anniversaries of the grant date and 31,000 vest on the first anniversary of the date of the grant.

The Company determined the fair value of its market-vesting restricted stock units granted in 2012 and 2011 using a Monte Carlo simulation model. The weighted-average fair value of each of the Company’s market-vesting restricted stock units, issued in 2012, which contain 2.5- and three-year vesting periods were estimated to be approximately $11.93 and $10.59, respectively. The fair value of each of the Company’s market-vesting restricted stock units issued in 2011, which contain three- and four-year vesting periods, was estimated to be approximately $11.38 and $12.53, respectively. The assumptions used to estimate the fair values of the market-vesting restricted stock awards using the Monte Carlo simulation model in 2012 and 2011 were as follows:

	2012	2011
Expected volatility of stock price	50%	48%
Risk-free interest rate	0.30% - 0.42%	0.47% - 1.21%
Valuation period	2 1/2 & 3 years	3 & 4 years
Dividend yield	0.0%	0.0%

The annual activity related to the Company’s RSUs consisted of (in thousands of shares):

	2012		2011		2010
	Number of RSUs	Weighted Average Exercise Price	Number of RSUs	Weighted Average Exercise Price	Number of RSUs	Weighted Average Exercise Price
Balance at beginning of year	2,998	$12.74	3,059	$13.64	1,855	$19.32
Granted at fair market value (a)	1,809	14.44	1,009	14.45	1,960	11.55
Vested (b)	(1,252)	12.61	(729)	14.41	(585)	21.89
Canceled	(58)	13.92	(341)	22.32	(171)	23.10

Balance at end of year (c)	3,497	13.64	2,998	12.74	3,059	13.64

(a)

Reflects the maximum number of RSUs assuming achievement of all performance-, market- and time-vesting criteria. During 2012, 2011 and 2010, the Company granted 835,000, 652,000 and 989,000 time-based RSUs, respectively. The number of RSUs granted does not include those for non-employee directors, which are discussed separately below.

(b)	During 2012, approximately 615,000 market- and performance-based RSUs vested; no performance-based RSUs vested during 2011 and 2010.
(c)

As of December 31, 2012, the Company’s outstanding RSUs had aggregate intrinsic value of $69 million. Aggregate unrecognized compensation expense related to RSUs amounted to $25 million as of December 31, 2012, recognized over the weighted average vesting period of 1.6 years. The Company had approximately 1,439,000, 1,281,000 and 1,393,000 time-based awards outstanding at December 31, 2012, 2011 and 2010, respectively. Performance- and market-based awards outstanding at December 31, 2012, 2011 and 2010 were approximately 2,058,000, 1,717,000 and 1,666,000, respectively. Approximately 687,000 time-based, 440,000 market-based and no performance-based RSUs are eligible to vest in 2013, if applicable service and performance criteria are satisfied.

Restricted Cash Units

During 2012, the Company granted 35,000 time-based restricted cash units and 121,000 market-based restricted cash units, under the Company’s amended 2007 Equity and Incentive Plan, which vest 2.5-years after the grant date, subject to continued employment through such anniversary. The number of market-based restricted cash units, which will ultimately vest is based on total shareholder return over the vesting period in comparison to a specified market index. These units will be settled in cash, with the final payment amount for each vested unit based on the Company’s average closing stock price over a specified number of trading days. The Company determined the fair market value of these market-vesting restricted cash units, based on the expected cash payout. The expected expense for these shares was calculated using a Monte-Carlo simulation model, which takes into consideration several factors including volatility, risk free interest rates, and the correlation of the Company’s stock price with the Russell 2000 Index. The fair value of these market-based restricted cash units, which contain a 2.5-year vesting period, was estimated to be approximately $11.93. Compensation expense during 2012 related to the award was immaterial. At December 31, 2012, the Company had 156,000 restricted cash units outstanding with a weighted average contractual life of 2.1 years.

Stock Appreciation Rights

In 2006, the Company issued stock-settled SARs to certain employees. Such SARs are settled in Company stock, have a seven-year term, and vest ratably over a four-year period or after three years with no graded vesting prior thereto. The Company’s policy is to grant SARs with exercise prices at then-current fair market value. At December 31, 2012, the Company had approximately 0.5 million SARs outstanding with a weighted average exercise price of $24.40 and a weighted average contractual life of 0.6 years.

Non-employee Directors Deferred Compensation Plan

The Company grants RSUs annually to members of its Board of Directors representing annual retainer, committee chair and membership stipends, which are payable in the form of Avis Budget common stock upon termination of service. During 2012, 2011 and 2010, the Company granted 53,000, 54,000 and 51,000 RSUs, respectively under the 2007 Equity and Incentive Plan to members of its Board of Directors. The RSU grants are included in the calculation of basic and diluted earnings per share as common stock equivalents.

Employee Stock Purchase Plan

The Company is authorized to sell shares of its Avis Budget common stock to eligible employees under its non-compensatory employee stock purchase plan (“ESPP”). In June 2009, stockholders approved the adoption of the Avis Budget Group Inc. Employee Stock Purchase Plan. Under the terms of the ESPP, the fair market value of the shares of common stock which may be purchased by any employee cannot exceed $25,000 during any calendar year or 10% of the employee’s annual base salary. The purchase price is calculated at 95% of the fair market value of Avis Budget common stock. The Company reserved 2.5 million shares of its common stock for potential purchases under the ESPP. In any given period, up to 125,000 shares purchased may be either newly issued shares or existing treasury shares, and in the aggregate, up to 1 million shares of common stock purchased under the ESPP may be either newly issued shares or existing treasury shares. Subject to the preceding limitation, shares purchased under the ESPP may be either newly issued shares, existing treasury shares, or new purchases in the open market. During 2012, the Company sold approximately 12,000 shares under this plan.

Compensation Expense

Compensation expense for all outstanding employee stock awards is based on the estimated fair value of the award at the grant date and is recognized as an expense in the Consolidated Statements of Operations over the requisite service period. The Company’s policy is to record compensation expense related to the issuance of stock options, time- and market-based RSUs and SARs to its employees on a straight-line basis over the vesting period of the award and based on the estimated number of stock awards the Company believes it will ultimately provide. The Company records amortization expense related to performance-based RSUs on a straight-line basis over the remaining vesting periods of the respective award and based on the estimated vesting the Company believes will ultimately occur.

The Company recorded stock-based compensation expense of $16 million ($10 million, net of tax) during 2012, $17 million ($11 million, net of tax) during 2011 and $15 million ($9 million, net of tax) in 2010, related to employee stock awards that were granted by the Company.

19.	Employee Benefit Plans

Defined Contribution Savings Plans

The Company sponsors several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches portions of the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $34 million, $15 million and $9 million during 2012, 2011 and 2010, respectively.

Defined Benefit Pension Plans

The Company sponsors non-contributory defined benefit pension plans in the United States covering certain eligible employees and sponsors contributory and non-contributory defined benefit pension plans in certain foreign subsidiaries with some plans offering participation in the plans at the employees’ option. The most material of the non-U.S. defined benefit pension plans is operated in the United Kingdom. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation. However, the majority of such plans are frozen to new employees and are no longer accruing benefits. There is an unfunded defined benefit pension plan for employees in Germany, which is closed to new employees, and a statutorily determined unfunded defined benefit termination plan for employees in Italy.

The funded status of the defined benefit pension plans is recognized on the Consolidated Balance Sheets and the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, are recognized as a component of accumulated other comprehensive income (loss), net of tax.

The components of net periodic benefit cost and the assumptions related to the cost consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Service cost	$5	$3	$2
Interest cost	27	17	12
Expected return on plan assets	(25)	(17)	(11)
Amortization of unrecognized amounts	14	8	6

Net periodic benefit cost	$21	$11	$9

The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans as of December 31, 2012 and 2011 was as follows:

Change in Benefit Obligation	2012	2011
Benefit obligation at end of prior year	$600	$236
Service cost	5	3
Interest cost	27	17
Plan amendments	1	-
Actuarial loss	58	52
Net benefits paid	(21)	(14)
Assumed benefit obligation of acquired entities	-	306

Benefit obligation at end of current year	$670	$600

Change in Plan Assets
Fair value of assets at end of prior year	$412	$173
Actual return on plan assets	56	22
Employer contributions	18	24
Net benefits paid	(21)	(14)
Acquired fair value of plan assets of acquired entities	-	207

Fair value of assets at end of current year	$465	$412

Total unfunded status at end of year (recognized in other non-current liabilities in the Consolidated Balance Sheets)	$(205)	$(188)

At December 31, 2012, all of the Company’s plans were under-funded. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is $14 million, which consists of $13 million for net actuarial loss and $1 million for prior service cost.

The following assumptions were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
	2012	2011	2010
U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	4.00%	5.25%	5.75%
Benefit obligation	4.00%	4.00%	5.25%
Long-term rate of return on plan assets	7.50%	8.00%	8.25%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	4.75%	5.00%	6.75%
Benefit obligation	4.50%	4.75%	6.50%
Long-term rate of return on plan assets	5.35%	5.25%	6.75%

To select a discount rate for its defined benefit pension plans, the Company uses a modeling process that involves matching the expected cash outflows of such plan, to a yield curve constructed from a portfolio of AA-rated fixed-income debt instruments. The Company uses the average yield of this hypothetical portfolio as a discount rate benchmark.

The Company’s expected rate of return on plan assets of 7.50% and 5.35% for U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, is a long-term rate based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market conditions and broad asset mix considerations.

As of December 31, 2012, substantially all of the Company’s defined benefit pension plans had a projected benefit obligation in excess of the fair value of plan assets. The Company expects to contribute approximately $6 million to the U.S. plans and $10 million to the non-U.S. plans in 2013.

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

The U.S. defined benefit pension plans’ investment goals and objectives are managed by the Company with consultation from independent investment advisors. The Company seeks to produce returns on pension plan investments, which are based on levels of liquidity and investment risk that the Company believes are prudent and reasonable, given prevailing capital market conditions. The pension plans’ assets are managed in the long-term interests of the participants and the beneficiaries of the plans. The Company’s overall investment strategy has been to achieve a mix of approximately 65% of investments for long-term growth and 35% for near-term benefit payments with a wide diversification of asset types and fund strategies. The Company believes that diversification of the pension plans’ assets is an important investment strategy to provide reasonable assurance that no single security or class of securities will have a disproportionate impact on the pension plans. As such, the Company allocates assets among traditional equity, fixed income (U.S. and non-U.S. government issued securities, corporate bonds and short-term cash investments) and other investment strategies.

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

The Company used significant observable inputs (Level 2 inputs) to determine the fair value of the defined benefit pension plans’ assets. See Note 2—Summary of Significant Accounting Policies for the Company’s methodology used to measure fair value. The following table presents the defined benefit pension plans’ assets measured at fair value, as of December 31:

Asset Class	2012	2011
Cash equivalents	$3	$8
Short term investments	7	5
U.S. stock	91	84
Non-U.S. stock	149	124
Real estate investment trusts	6	6
Non-U.S. government securities	70	64
U.S. government securities	20	18
Corporate bonds	105	90
Other assets	14	13

Total assets	$465	$412

The Company estimates that future benefit payments from plan assets will be $21 million, $22 million, $23 million, $25 million, $25 million and $147 million for 2013, 2014, 2015, 2016, 2017 and 2018 to 2022, respectively.

Multiemployer Plans

The Company contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of its employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if the Company elects to stop participating in a multiemployer plan it may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) the Company has no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2012, 2011 and 2010, the Company contributed a total of $9 million, $6 million and $8 million, respectively, to multiemployer plans.

20.	Financial Instruments

Risk Management

Currency Risk.  The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with its non-U.S.-dollar denominated receivables and forecasted royalties, forecasted earnings of non-U.S. subsidiaries and forecasted non-U.S.-dollar denominated acquisitions. The Company primarily hedges a portion of its current-year currency exposure to the Australian, Canadian and New Zealand dollars, the Euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third-party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2012, 2011 and 2010 was not material, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.

Interest Rate Risk.  The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. During 2012, 2011 and 2010, the Company recorded net unrealized gains on cash flow hedges of $13 million, $33 million and $36 million, net of tax, respectively, to other comprehensive income. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness for 2012, 2011 and 2010 was not material to the Company’s results of operations.

In 2010, the Company reclassified a loss of $24 million, net of tax from accumulated other comprehensive income to earnings in connection with the early termination of certain interest rate swaps related to the repayment of a portion of the Company’s outstanding debt. The Company estimates that approximately $2 million of losses deferred in accumulated other comprehensive income will be recognized in earnings in 2013, which is expected to be offset in earnings by the impact of the underlying hedged items.

The Company uses interest rate swaps, including freestanding derivatives and derivatives designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company recorded net unrealized gains (losses) of $1 million, $1 million and $(3) million, net of tax, during 2012, 2011 and 2010, respectively, to other comprehensive income.

The Company uses derivatives to manage the risk associated with its floating rate vehicle-backed debt. These derivatives include freestanding derivatives and derivatives designated as cash flow hedges, which have maturities ranging from October 2013 to November 2015. In connection with such cash flow hedges, the Company recorded net unrealized gains of $12 million, $32 million and $39 million, net of tax, during 2012, 2011 and 2010, respectively, to other comprehensive income. The Company recorded losses of $3 million, $2 million and $4 million related to freestanding derivatives during 2012, 2011 and 2010, respectively.

Commodity Risk.  The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in the Company’s consolidated results of operations. These derivatives resulted in a gain of $3 million in 2012, a loss of less than $1 million in 2011 and a gain of $1 million in 2010.

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

There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2012 or 2011 other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors Company, Ford Motor Company, Chrysler Group LLC, PSA Peugeot Citroën, Volkswagen Group, Toyota Motor Corporation, Kia Motors America, Fiat Group Automobiles S.p.A. and Renault S.A., and primarily with respect to receivables for program cars that were disposed but for which the Company has not yet received payment from the manufacturers (see Note 2—Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation and (iii) risks related to leases which have been assumed by Realogy, Wyndham or Travelport but of which the Company is a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. The Company does not normally require collateral or other security to support credit sales.

Fair Value

Derivative instruments and hedging activities

As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate contracts and commodity contracts.

The Company used significant observable inputs (Level 2 inputs), other than quoted unadjusted prices from active markets (Level 1 inputs), to determine the fair value of its derivative assets and liabilities. Their carrying value represents their fair value.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives as of December 31, 2012 was approximately $6 million, for which the Company has posted cash collateral in the normal course of business.

As of December 31, 2012 and 2011, the Company held derivative instruments with absolute notional values as follows: interest rate caps of $5.8 billion (representing approximately $4.1 billion of interest rate caps sold, partially offset by $1.7 billion of interest rate caps purchased, which amount excludes $2.4 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary), and $8.1 billion (representing approximately $7.2 billion of interest rate caps sold, partially offset by $900 million of interest rate caps purchased, which amount excludes $6.4 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary), interest rate swaps of $625 million and $130 million, currency exchange forward contracts of $14 million and $326 million, and currency exchange swaps of $984 million and $593 million, respectively.

Fair values of derivative instruments are as follows:

	As of December 31, 2012		As of December 31, 2011
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$-	$1	$-	$3

Derivatives not designated as hedging instruments (a)
Currency exchange forward contracts (c)	3	8	26	1
Interest rate swaps (b)	-	12	-	-
Interest rate contracts (d)	-	4	2	4
Commodity contracts (e)	-	-	-	1

Total	$3	$25	$28	$9

(a)

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 17—Stockholders’ Equity.

(b)	Included in other non-current liabilities.
(c)	Included in other current assets and other current liabilities.
(d)	Included in assets under vehicle programs and liabilities under vehicle programs.
(e)	Included in other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2012	2011	2010
Derivatives designated as hedging instruments
Interest rate swaps (a)	$13	$33	$36

Derivatives not designated as hedging instruments
Currency exchange forward contracts (b)	(31)	(19)	12
Interest rate contracts (c)	(15)	(3)	(4)
Commodity contracts (d)	3	-	1

Total	$(30)	$11	$45

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.
(b)

For the year ended December 31, 2012, included a $32 million loss included in interest expense, and included a $1 million gain included in operating expenses. For the year ended December 31, 2011, included a $46 million loss in transaction-related costs and a $27 million gain in operating expenses. For the year ended December 31, 2010, amounts were included in operating expenses.

(c)

For the year ended December 31, 2011, $2 million of expense is included in vehicle interest, net and $1 million of expense is included in interest expense. For the years ended December 31, 2012 and 2010 amounts are included in vehicle interest, net.

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

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$57	$58	$37	$37
Long-term debt, excluding convertible debt (a)	2,720	2,903	2,823	2,842
Convertible debt (a)	128	171	345	354

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (a)	$5,203	$5,391	$4,574	$4,643
Vehicle-backed debt (a)	1,599	1,613	986	1,001
Interest rate swaps and interest rate contracts (b)	4	4	4	4

(a)	The fair value measurements are based on significant observable inputs (Level 2).
(b)	Derivatives in liability position.

21.	Segment Information

The Company’s chief operating decision maker assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments. In identifying its reportable segments, the Company considered the nature of services provided, the geographical areas in which the segments operated and other relevant factors. The Company aggregates two of its operating segments into its International reportable segment.

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

Year Ended December 31, 2012

	North America	International	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,640	$2,342	$374	$1	$7,357
Vehicle depreciation and lease charges, net	943	483	45	-	1,471
Vehicle interest, net	246	38	13	-	297
Adjusted EBITDA	556	234	33	(21)	802
Non-vehicle depreciation and amortization	78	46	1	-	125
Segment assets exclusive of assets under vehicle programs	3,065	1,740	90	224	5,119
Assets under vehicle programs	7,394	2,300	405	-	10,099
Capital expenditures (excluding vehicles)	72	60	-	-	132

(a)	Includes the results of operations of the Company’s investments, unallocated corporate overhead and the elimination of transactions between segments.

Year Ended December 31, 2011

	North America	International	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,495	$1,028	$376	$1	$5,900
Vehicle depreciation and lease charges, net	969	209	45	-	1,223
Vehicle interest, net	263	11	12	-	286
Adjusted EBITDA	442	127	49	(13)	605
Non-vehicle depreciation and amortization	80	14	1	-	95
Segment assets exclusive of assets under vehicle programs	2,112	1,464	88	184	3,848
Assets under vehicle programs	6,674	2,109	307	-	9,090
Capital expenditures (excluding vehicles)	54	10	1	-	65

(a)	Includes the results of operations of the Company’s investments, unallocated corporate overhead and the elimination of transactions between segments.

Year Ended December 31, 2010

	North America	International	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,260	$555	$367	$3	$5,185
Vehicle depreciation and lease charges, net	1,124	103	60	-	1,287
Vehicle interest, net	288	1	15	-	304
Adjusted EBITDA	266	114	34	(16)	398
Non-vehicle depreciation and amortization	85	3	2	-	90
Segment assets exclusive of assets under vehicle programs	2,515	321	99	527	3,462
Assets under vehicle programs	5,925	580	360	-	6,865
Capital expenditures (excluding vehicles)	57	4	-	-	61

(a)	Includes the results of operations of the Company’s investments, unallocated corporate overhead and the elimination of transactions between segments.

Provided below is a reconciliation of Adjusted EBITDA to income (loss) before income taxes.

	For the Year Ended December 31,
	2012	2011	2010
Adjusted EBITDA (a)	$802	$605	$398
Less: Non-vehicle related depreciation and amortization	125	95	90
Interest expense related to corporate debt, net	268	219	170
Early extinguishment of debt	75	-	52
Transaction-related costs	34	255	14

Income before income taxes	$300	$36	$72

(a)	Adjusted EBITDA includes restructuring costs of $38 million, $5 million and $11 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2012
Net revenues	$4,637	$2,720	$7,357
Assets exclusive of assets under vehicle programs	3,094	2,025	5,119
Assets under vehicle programs	7,329	2,770	10,099
Property and equipment, net	366	163	529

2011
Net revenues	$4,489	$1,411	$5,900
Assets exclusive of assets under vehicle programs	2,177	1,671	3,848
Assets under vehicle programs	6,553	2,537	9,090
Property and equipment, net	365	128	493

2010
Net revenues	$4,263	$922	$5,185
Assets exclusive of assets under vehicle programs	2,949	513	3,462
Assets under vehicle programs	5,899	966	6,865
Property and equipment, net	382	43	425

22.	Guarantor and Non-Guarantor Consolidating Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2012, 2011 and 2010, Consolidating Condensed Balance Sheets as of December 31, 2012 and December 31, 2011 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes that have been guaranteed. See Note 14—Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Operations

For the Year Ended December 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$3,491	$1,806	$-	$5,297
Other	1	-	1,052	2,130	(1,123)	2,060

Net revenues	1	-	4,543	3,936	(1,123)	7,357

Expenses
Operating	-	5	2,305	1,514	-	3,824
Vehicle depreciation and lease charges, net	-	-	902	996	(427)	1,471
Selling, general and administrative	21	-	573	331	-	925
Vehicle interest, net	-	-	234	300	(237)	297
Non-vehicle related depreciation and amortization	-	2	75	48	-	125
Interest expense related to corporate debt, net:
Interest expense	9	246	-	13	-	268
Intercompany interest expense (income)	(18)	(314)	277	55	-	-
Early extinguishment of debt	44	31	-	-	-	75
Transaction-related costs	4	1	1	28	-	34
Restructuring charges	-	-	3	35	-	38

Total expenses	60	(29)	4,370	3,320	(664)	7,057

Income (loss) before income taxes and equity in earnings of subsidiaries	(59)	29	173	616	(459)	300
Provision for (benefit) from income taxes	(8)	(106)	72	52	-	10
Equity in earnings (loss) of subsidiaries	341	206	105	-	(652)	-

Net income (loss)	$290	$341	$206	$564	$(1,111)	$290

Comprehensive income	$322	$373	$237	$594	$(1,204)	$322

For the Year Ended December 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$3,393	$945	$-	$4,338
Other	2	-	1,006	1,702	(1,148)	1,562

Net revenues	2	-	4,399	2,647	(1,148)	5,900

Expenses
Operating	3	8	2,241	773	-	3,025
Vehicle depreciation and lease charges, net	-	-	921	868	(566)	1,223
Selling, general and administrative	11	-	564	181	-	756
Vehicle interest, net	-	(1)	243	296	(252)	286
Non-vehicle related depreciation and amortization	-	-	78	17	-	95
Interest expense related to corporate debt, net:
Interest expense	10	208	-	1	-	219
Intercompany interest expense (income)	(14)	(205)	215	4	-	-
Transaction-related costs	71	56	-	128	-	255
Restructuring charges	-	-	2	3	-	5

Total expenses	81	66	4,264	2,271	(818)	5,864

Income (loss) before income taxes and equity in earnings of subsidiaries	(79)	(66)	135	376	(330)	36
Provision for (benefit) from income taxes	(27)	(22)	66	48	-	65
Equity in earnings (loss) of subsidiaries	23	67	(2)	-	(88)	-

Net income (loss)	$(29)	$23	$67	$328	$(418)	$(29)

Comprehensive income	$(43)	$7	$50	$358	$(415)	$(43)

For the Year Ended December 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$-	$-	$3,261	$621	$-	$3,882
Other	4	-	922	1,672	(1,295)	1,303

Net revenues	4	-	4,183	2,293	(1,295)	5,185

Expenses
Operating	5	8	2,084	519	-	2,616
Vehicle depreciation and lease charges, net	-	-	1,085	1,070	(868)	1,287
Selling, general and administrative	11	-	473	85	-	569
Vehicle interest, net	-	-	283	146	(125)	304
Non-vehicle related depreciation and amortization	-	-	83	7	-	90
Interest expense related to corporate debt, net:
Interest expense	9	163	-	(2)	-	170
Intercompany interest expense (income)	(14)	(215)	229	-	-	-
Early extinguishment of debt	-	52	-	-	-	52
Transaction-related costs	14	-	-	-	-	14
Restructuring charges	-	-	11	-	-	11

Total expenses	25	8	4,248	1,825	(993)	5,113

Income (loss) before income taxes and equity in earnings of subsidiaries	(21)	(8)	(65)	468	(302)	72
Provision for (benefit) from income taxes	(9)	(8)	(5)	40	-	18
Equity in earnings (loss) of subsidiaries	66	66	126	-	(258)	-

Net income (loss)	$54	$66	$66	$428	$(560)	$54

Comprehensive income	$183	$195	$174	$542	$(911)	$183

Consolidating Condensed Balance Sheets

As of December 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$5	$102	$-	$499	$-	$606
Receivables, net	-	-	156	397	-	553
Deferred income taxes	3	1	138	4	-	146
Other current assets	5	73	81	246	-	405

Total current assets	13	176	375	1,146	-	1,710

Property and equipment, net	-	90	276	163	-	529
Deferred income taxes	23	1,216	223	-	(8)	1,454
Goodwill	-	-	74	301	-	375
Other intangibles, net	-	43	341	347	-	731
Other non-current assets	109	80	14	117	-	320
Intercompany receivables (payables)	142	141	174	(457)	-	-
Investment in subsidiaries	723	2,030	3,293	-	(6,046)	-

Total assets exclusive of assets under vehicle programs	1,010	3,776	4,770	1,617	(6,054)	5,119

Assets under vehicle programs:
Program cash	-	-	-	24	-	24
Vehicles, net	-	7	13	9,254	-	9,274
Receivables from vehicle manufacturers and other	-	-	-	439	-	439
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	362	-	362

	-	7	13	10,079	-	10,099

Total Assets	$1,010	$3,783	$4,783	$11,696	$(6,054)	$15,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$22	$250	$490	$659	$-	$1,421
Short-term debt and current portion of long-term debt	-	13	3	41	-	57

Total current liabilities	22	263	493	700	-	1,478

Long-term debt	128	2,712	8	-	-	2,848
Other non-current liabilities	103	79	277	420	(8)	871

Total liabilities exclusive of liabilities under vehicle programs	253	3,054	778	1,120	(8)	5,197

Liabilities under vehicle programs:
Debt	-	4	-	1,599	-	1,603
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	5,203	-	5,203
Deferred income taxes	-	-	1,975	188	-	2,163
Other	-	2	-	293	-	295

	-	6	1,975	7,283	-	9,264

Total stockholders’ equity	757	723	2,030	3,293	(6,046)	757

Total liabilities and stockholder’s equity	$1,010	$3,783	$4,783	$11,696	$(6,054)	$15,218

As of December 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$234	$1	$297	$-	$534
Receivables, net	-	61	140	306	-	507
Deferred income taxes	8	-	129	3	(20)	120
Other current assets	7	63	76	251	(17)	380

Total current assets	17	358	346	857	(37)	1,541

Property and equipment, net	-	70	295	128	-	493
Deferred income taxes	36	177	229	2	-	444
Goodwill	-	-	74	279	-	353
Other intangibles, net	-	44	342	327	-	713
Other non-current assets	124	92	5	83	-	304
Intercompany receivables (payables)	348	1,158	(1,071)	(435)	-	-
Investment in subsidiaries	376	1,769	3,192	-	(5,337)	-

Total assets exclusive of assets under vehicle programs	901	3,668	3,412	1,241	(5,374)	3,848

Assets under vehicle programs:
Program cash	-	-	-	11	-	11
Vehicles, net	-	6	4	8,346	-	8,356
Receivables from vehicle manufacturers and other	-	-	-	380	-	380
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	343	-	343

	-	6	4	9,080	-	9,090

Total Assets	$901	$3,674	$3,416	$10,321	$(5,374)	$12,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$32	$284	$531	$620	$(34)	$1,433
Short-term debt and current portion of long-term debt	-	8	2	27	-	37

Total current liabilities	32	292	533	647	(34)	1,470

Long-term debt	345	2,814	9	-	-	3,168
Other non-current liabilities	112	211	262	375	-	960

Total liabilities exclusive of liabilities under vehicle programs	489	3,317	804	1,022	(34)	5,598

Liabilities under vehicle programs:
Debt	-	3	-	987	-	990
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	-	-	-	4,574	-	4,574
Deferred income taxes	-	-	843	139	-	982
Other	-	-	-	382	-	382

	-	3	843	6,082	-	6,928

Total stockholders’ equity	412	354	1,769	3,217	(5,340)	412

Total liabilities and stockholder’s equity	$901	$3,674	$3,416	$10,321	$(5,374)	$12,938

Consolidating Condensed Statements of Cash Flows

For the Year Ended December 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(33)	$262	$10	$1,650	$-	$1,889

Investing activities
Property and equipment additions	-	(26)	(43)	(63)	-	(132)
Proceeds received on asset sales	-	8	3	10	-	21
Net assets acquired	-	-	(1)	(68)	-	(69)
Other, net	4	(4)	(1)	(8)	-	(9)

Net cash (used in) investing activities exclusive of vehicle programs	4	(22)	(42)	(129)	-	(189)

Vehicle programs:
Decrease in program cash	-	-	-	(13)	-	(13)
Investment in vehicles	-	(4)	(20)	(11,043)	-	(11,067)
Proceeds received on disposition of vehicles	-	3	2	9,191	-	9,196

	-	(1)	(18)	(1,865)	-	(1,884)

Net cash provided by (used in) investing activities	4	(23)	(60)	(1,994)	-	(2,073)

Financing activities
Proceeds from long-term borrowings	-	1,152	-	-	-	1,152
Principal payments on long-term borrowings	(222)	(1,268)	(11)	-	-	(1,501)
Net change in short term borrowings	-	-	-	10	-	10
Debt financing fees	-	(16)	-	-	-	(16)
Purchase of warrants	(29)	-	-	-	-	(29)
Proceeds from sale of call options	43	-	-	-	-	43
Net intercompany transactions	239	(239)	60	(60)	-	-
Other, net	1	-	-	-	-	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	32	(371)	49	(50)	-	(340)

Vehicle programs:
Proceeds from borrowings	-	-	-	12,108	-	12,108
Principal payments on borrowings	-	-	-	(11,490)	-	(11,490)
Debt financing fees	-	-	-	(28)	-	(28)

	-	-	-	590	-	590

Net cash provided by (used in) financing activities	32	(371)	49	540	-	250

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	6	-	6

Net increase (decrease) in cash and cash equivalents	3	(132)	(1)	202	-	72
Cash and cash equivalents, beginning of period	2	234	1	297	-	534

Cash and cash equivalents, end of period	$5	$102	$-	$499	$-	$606

For the Year Ended December 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(32)	$(1,241)	$(291)	$2,661	$481	$1,578

Investing activities
Property and equipment additions	-	(17)	(34)	(14)	-	(65)

Proceeds received on asset sales	-	10	2	2	-	14
Net assets acquired (net of cash acquired) and acquisition-related payments	-	-	(1)	(840)	-	(841)
Other, net	(2)	(1)	-	(4)	-	(7)

Net cash (used in) investing activities exclusive of vehicle programs	(2)	(8)	(33)	(856)	-	(899)

Vehicle programs:
Decrease in program cash	-	-	-	(11)	-	(11)
Investment in vehicles	-	(73)	(3)	(8,583)	-	(8,659)
Proceeds received on disposition of vehicles	-	11	7	7,178	-	7,196
Investment in debt securities of AESOP – related party	(400)	-	-	-	-	(400)
Investment in debt securities of AESOP – related party	400	-	-	-	-	400

	-	(62)	4	(1,416)	-	(1,474)

Net cash provided by (used in) investing activities	(2)	(70)	(29)	(2,272)	-	(2,373)

Financing activities
Proceeds from borrowings	-	682	-	-	-	682
Principal payments on borrowings	-	(4)	(4)	(660)	-	(668)
Net change in short-term borrowings	-	-	-	(97)	-	(97)
Net intercompany transactions	(184)	396	323	(54)	(481)	-
Debt financing fees	(38)	(40)	-	-	-	(78)
Other, net	1	-	-	-	-	1

Net cash provided by (used in) financing activities exclusive of vehicle programs	(221)	1,034	319	(811)	(481)	(160)

Vehicle programs:
Proceeds from borrowings	-	-	-	10,534	-	10,534
Principal payments on borrowings	-	-	-	(9,917)	-	(9,917)
Debt financing fees	-	(2)	(1)	(30)	-	(33)

	-	(2)	(1)	587	-	584

Net cash provided by (used in) financing activities	(221)	1,032	318	(224)	(481)	424

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	(6)	-	(6)

Net increase (decrease) in cash and cash equivalents	(255)	(279)	(2)	159	-	(377)
Cash and cash equivalents, beginning of period	257	513	3	138	-	911

Cash and cash equivalents, end of period	$2	$234	$1	$297	$-	$534

For the Year Ended December 31, 2010

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$72	$61	$(263)	$1,470	$300	$1,640

Investing activities
Property and equipment additions	-	(13)	(42)	(6)	-	(61)
Proceeds received on asset sales	-	12	-	2	-	14
Net assets acquired (net of cash acquired) and acquisition-related payments	-	-	-	(2)	-	(2)
Other, net	(3)	(3)	-	-	-	(6)

Net cash (used in) investing activities exclusive of vehicle programs	(3)	(4)	(42)	(6)	-	(55)

Vehicle programs:					-
Decrease in program cash	-	-	-	162	-	162
Investment in vehicles	-	(20)	-	(8,011)	-	(8,031)
Proceeds received on disposition of vehicles	-	34	9	6,276	-	6,319
Investment in debt securities of AESOP – related party	(570)	-	-	-	-	(570)
Investment in debt securities of AESOP – related party	570	-	-	-	-	570
Other, net	-	-	-	2	-	2

	-	14	9	(1,571)	-	(1,548)

Net cash provided by (used in) investing activities	(3)	10	(33)	(1,577)	-	(1,603)

Financing activities					-
Proceeds from borrowings	-	1,046	-	-	-	1,046
Principal payments on borrowings	-	(684)	(4)	-	-	(688)
Net intercompany transactions	(62)	80	332	(50)	(300)	-
Debt financing fees	-	(46)	-	-	-	(46)
Other, net	8	2	-	-	-	10

Net cash provided by (used in) financing activities exclusive of vehicle programs	(54)	398	328	(50)	(300)	322

Vehicle programs:
Proceeds from borrowings	-	-	-	9,355	-	9,355
Principal payments on borrowings	-	(1)	(31)	(9,120)	-	(9,152)
Net change in short-term borrowings	-	-	-	(110)	-	(110)
Debt financing fees	-	(25)	(5)	(5)	-	(35)

	-	(26)	(36)	120	-	58

Net cash provided by (used in) financing activities	(54)	372	292	70	(300)	380

Effect of changes in exchange rates on cash and cash equivalents	-	-	-	12	-	12

Net increase (decrease) in cash and cash equivalents	15	443	(4)	(25)	-	429
Cash and cash equivalents, beginning of period	242	70	7	163	-	482

Cash and cash equivalents, end of period	$257	$513	$3	$138	$-	$911

23.	Selected Quarterly Financial Data—(unaudited)

Provided below are selected unaudited quarterly financial data for 2012 and 2011.

The earnings per share information is calculated independently for each quarter based on the weighted average common stock and common stock equivalents outstanding, which may fluctuate, based on quarterly income levels and market prices. Therefore, the sum of the quarters’ per share information may not equal the annual amount presented on the Consolidated Statements of Operations.

	2012
	First (a) (b)	Second (c)	Third (d)	Fourth (a) (e)
Net revenues	$1,623	$1,866	$2,170	$1,698
Net income (loss)	(23)	79	280	(46)

Per share information:
Basic
Net income (loss)	$(0.22)	$0.74	$2.62	$(0.43)
Weighted average shares	105.9	106.7	106.8	106.9

Diluted
Net income (loss)	$(0.22)	$0.66	$2.38	$(0.43)
Weighted average shares	105.9	121.9	118.0	106.9

	2011
	First (f)	Second (g)	Third (h)	Fourth (a) (i)
Net revenues	$1,235	$1,412	$1,623	$1,630
Net income (loss)	7	52	82	(170)

Per share information:
Basic
Net income (loss)	$0.07	$0.49	$0.78	$(1.62)
Weighted average shares	104.6	105.4	105.4	105.5

Diluted
Net income (loss)	$0.06	$0.42	$0.65	$(1.62)
Weighted average shares	106.8	129.0	128.9	105.5

(a)

As the Company incurred a loss from continuing operations for this period, all outstanding stock options, restricted stock units, stock warrants and issuable shares underlying convertible notes are anti-dilutive for such period. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

(b)

Net income for first quarter 2012 includes $27 million ($23 million, net of tax) for costs related to the early extinguishment of corporate debt, $7 million ($5 million, net of tax) in restructuring costs, $6 million ($5 million, net of tax) for transaction-related costs primarily related to the integration of the operations of Avis Europe and $5 million ($4 million, net of tax) for amortization expense related to intangible assets recognized in the acquisition of Avis Europe.

(c)

Net income for second quarter 2012 includes $23 million ($21 million, net of tax) for the early extinguishment of corporate debt, $12 million ($8 million, net of tax) in restructuring costs, $4 million ($2 million, net of tax) of transaction-related costs primarily related to the integration of the operations of Avis Europe and $3 million ($2 million, net of tax) for amortization expense related to intangible assets recognized in the acquisition of Avis Europe.

(d)

Net income for third quarter 2012 includes a $128 million non-cash income tax benefit for pre-Separation taxes, $11 million ($10 million, net of tax) of transaction-related costs primarily related to the integration of the operations of Avis Europe, $7 million ($5 million, net of tax) in restructuring costs, $4 million ($3 million, net of tax) for amortization expense related to intangible assets recognized in the acquisition of Avis Europe, and $2 million ($1 million, net of tax) for the early extinguishment of corporate debt.

(e)

Net income for fourth quarter 2012 includes $23 million ($16 million net of tax) of expense for the early extinguishment of corporate debt, $12 million ($9 million, net of tax) in restructuring costs, $13 million ($13 million, net of tax) of transaction-related costs primarily related to the integration of the operations of Avis Europe and $4 million ($2 million, net of tax) for amortization expense related to intangible assets recognized in the acquisition of Avis Europe.

(f)

Net income for first quarter 2011 includes $7 million ($4 million, net of tax) of interest expense and $2 million ($1 million, net of tax) of transaction-related costs related to the Company’s previous efforts to acquire Dollar Thrifty.

(g)

Net income for second quarter 2011 includes $11 million ($9 million, net of tax) of due-diligence, advisory and other expenses, and $7 million ($4 million, net of tax) of interest expense, both related to the acquisition of Avis Europe and the Company’s previous efforts to acquire Dollar Thrifty, and $23 million ($14 million, net of taxes) of losses on currency hedges related to the acquisition of Avis Europe purchase price.

(h)

Net income for third quarter 2011 includes $47 million ($31 million, net of tax) related to due-diligence, advisory and other expenses related to the acquisition of Avis Europe and the Company’s previous efforts to acquire Dollar Thrifty, and $26 million ($16 million, net of taxes) of losses on currency hedges related to the Avis Europe purchase price.

(i)

Net income for fourth quarter 2011 includes charges of $160 million ($153 million, net of tax) related primarily to the acquisition of Avis Europe, including a $117 million ($117 million, net of tax) non-cash charge related to the unfavorable license rights acquired by the Company, $39 million ($33 million, net of tax) related to due-diligence, advisory and other expenses, and $4 million ($3 million, net of tax) for amortization expense related to intangible assets recognized in the acquisition of Avis Europe; and $5 million ($3 million, net of tax) related to the Company’s restructuring initiatives.

24.	Subsequent Events

On January 2, 2013, the Company announced that it has agreed to acquire Zipcar, the world’s largest car sharing network, for approximately $500 million. The transaction is subject to approval by Zipcar shareholders and other customary closing conditions.

During February 2013, the Company’s Avis Budget Rental Car Funding subsidiary issued $750 million in asset-backed notes, to provide funds for the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. The expected final payment date of these notes is September 2018.

Schedule II – Valuation and Qualifying Accounts

(in millions)

Description	Balance at Beginning of Period	Expensed	Other Adjustments	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2012	$21	$27	$-	$(8)	$40
2011	16	9	-	(4)	21
2010	14	6	1	(5)	16

Tax Valuation Allowance:
Year Ended December 31,
2012	$273	$25	$-	$-	$298
2011 (a)	192	16	65	-	273
2010	166	26	-	-	192

(a)	For 2011, other adjustments relate to the acquisition of Avis Europe.

G-1

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).
2.2	Letter Agreement dated August 23, 2006 related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
2.3	Agreement and Plan of Merger, dated as of December 31, 2012, by and among Avis Budget Group, Inc., Millennium Acquisition Sub, Inc. and Zipcar, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2013).
2.4	Form of Voting Agreement, dated as of December 31, 2012, by and between Avis Budget Group, Inc. and the directors, executive officers and certain stockholders of Zipcar, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 2, 2013).
3.1	Amended and Restated Certificate of Incorporation of Avis Budget Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).
3.2	Amended and Restated Bylaws of Avis Budget Group, Inc. (as of November 5, 2009) (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 5, 2009).
4.1	Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee, relating to $1,000 million aggregate principal amount of senior notes, consisting of $250 million aggregate principal amount of Floating Rate Senior Notes due 2014, $375 million aggregate principal amount of 7.625% Senior Notes due 2014 and $375 million aggregate principal amount of 7.750% Senior Notes due 2016 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).
4.1(a)	Supplemental Indenture, dated as of February 9, 2007, to the Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2007).
4.1(b)	Second Supplemental Indenture, dated as of January 28, 2009, to the Indenture, dated as of April 19, 2006 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.1(c)	Third Supplemental Indenture, dated as of November 5, 2009, to the Indenture, dated as of April 19, 2006 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as Issuers, the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010).
4.1(d)	Supplemental Indenture, dated as of June 30, 2011, to the Indenture, dated as of April 19, 2006, among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the guarantors from time to time parties thereto and the Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1(e) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).
4.2	Form of Exchange Floating Rate Note (Included in Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2006).
4.3	Indenture dated as of October 13, 2009, by and between Avis Budget Group, Inc. and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2009).
4.4	Indenture dated as of March 10, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 11, 2010).
4.4(a)	Supplemental Indenture, dated as of June 30, 2011, to the Indenture, dated as of March 10, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.6(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).
4.5	Form of 9 5/8% Senior Notes Due 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 11, 2010).
4.6	Indenture dated as of October 15, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 18, 2010).
4.6(a)	Supplemental Indenture, dated as of June 30, 2011, to the Indenture dated as of October 15, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee. (Incorporated by reference to Exhibit 4.8(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).
4.7	Form of 8.25% Senior Notes Due 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 18, 2010).

4.8	Indenture dated as of October 3, 2011 between AE Escrow Corporation and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 14, 2011).
4.8(a)	Supplemental Indenture dated as of October 10, 2011 among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, the Guarantors from time to time party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2011).
4.9	Form of 9.75% Senior Notes Due 2020 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 5, 2011).
4.10	Indenture dated as of November 8, 2012 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2012).
4.11	Form of 4.875% Senior Notes Due 2017 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2012).
10.1	Amended and Restated Employment Agreement between Avis Budget Group, Inc. and Ronald L. Nelson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2010).†
10.2	Amended and Restated Employment Agreement between Avis Budget Group, Inc. and David B. Wyshner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2012).†
10.3	Agreement between Avis Budget Group, Inc. and Mark J. Servodidio (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2008).†
10.4	Agreement between Avis Budget Group, Inc. and Larry D. De Shon (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 31, 2008).†
10.5	Agreement between Avis Budget Group, Inc. and Patric T. Siniscalchi (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†
10.6	Agreement between Avis Budget Group, Inc. and Thomas Gartland dated April 21, 2008 (Incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010).†

10.6(a)	Agreement between Avis Budget Group, Inc. and Thomas Gartland dated December 19, 2008 (Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).†
10.7	Form of Avis Budget Group, Inc. Severance Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).†
10.8	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997).†
10.8(a)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).†
10.8(b)	Amendment to 1997 Stock Option Plan dated March 19, 2002 (Incorporated by reference to Exhibit 10.11(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).†
10.8(c)	Amendment to 1997 Stock Option Plan dated December 2011 (Incorporated by reference to Exhibit 10.10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).†
10.9	Avis Budget Group, Inc. Amended and Restated 2007 Equity and Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated April 17, 2012).†
10.10	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).†
10.10(a)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†
10.10(b)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†
10.10(c)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†
10.11	Amendment to Certain Stock Plans (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 5, 2003).†
10.12	1999 Broad-Based Employee Stock Option Plan, including the Third Amendment dated March 19, 2002, Second Amendment dated April 2, 2001 and First Amendment dated March 29, 1999 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).†

10.13	Amendment to Various Equity-Based Plans (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).†
10.14	Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 18, 2009).†
10.14(a)	Amendment No. 1 to the Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.17(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).†
10.15	Form of Award Agreement—Restricted Stock Units (Incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).†
10.16	Form of Award Agreement—Stock Appreciation Rights (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 4, 2006).†
10.17	Form of Award Agreement—Stock Options (Incorporated by reference to Exhibit 10.15(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†
10.18	Form of Award Agreement—Stock Options (Incorporated by reference to Exhibit 10.15(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†
10.19	Form of Other Stock or Cash-Based Award Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).†
10.20	Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, Amended and Restated as of January 1, 2013.†
10.21	Avis Budget Group, Inc. Deferred Compensation Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†
10.22	Avis Budget Group, Inc. Savings Restoration Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†
10.23	Amended and Restated Equalization Benefit Plan (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).†

10.24	Avis Rent A Car System, LLC Pension Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†
10.24(a)	First Amendment to the Avis Rent A Car System, LLC Pension Plan, dated as of December 18, 2012.
10.25	Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of August 22, 2002 (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).
10.25(a)	First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of September 10, 2002 (Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).
10.26	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation* and PHH Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2005).
10.27	Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation*, PHH Corporation and certain affiliates of PHH Corporation named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2005).††
10.28	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 26, 2005).
10.29	Purchase Agreement, dated as of June 30, 2006, by and among the Company, Travelport Inc. and TDS Investor LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2006).
10.30	Transition Services Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).
10.31	Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).
10.31(a)	Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).
10.32	Purchase Agreement by and among Cendant Corporation*, Affinity Acquisition, Inc. and Affinity Acquisition Holdings, Inc. dated as of July 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.32(a)	Amendment No. 1 dated as of October 17, 2005 to the Purchase Agreement dated as of July 26, 2005 by and among Cendant Corporation*, Affinity Acquisition, Inc. (now known as Affinion Group, Inc.) and Affinity Acquisition Holdings, Inc. (now known as Affinion Group Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).
10.33	Agreement dated June 17, 2011 between Avis Budget Car Rental, LLC and General Motors (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).††
10.34	Agreement dated October 1, 2012 between Avis Budget Car Rental, LLC and General Motors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2012). ††
10.35	Avis Budget Car Rental 2012 Model Year Program Letter dated August 26, 2011 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 30, 2011).††
10.36	Avis Budget Car Rental 2013 Model Year Program Letter dated November 7, 2012 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2012).††
10.37	Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).
10.37(a)	Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).
10.37(b)	Supplemental Indenture No. 2, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.6 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).
10.38	Second Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as a Permitted Nominee, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).
10.38(a)	First Amendment, dated as of December 23, 2005, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2006).
10.38(b)	Second Amendment, dated as of May 9, 2007, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.8 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.39	Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).
10.39(a)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).
10.39(b)	Second Amendment, dated as of the May 9, 2007, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.7 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).
10.40	Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).
10.40(a)	First Amendment, dated December 23, 2005, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of December 23, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2006).
10.40(b)	Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC, as Lessee and as the Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.9 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).
10.41	Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, Inc.**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, Inc.****, as Lessee, and Budget Rent A Car System, Inc., as Lessee (Incorporated by reference to Exhibit 10.30(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).
10.41(a)	First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Lessor, Cendant Car Rental Group, Inc.**, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, Inc.****, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.30(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.41(b)	Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.11 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).
10.42	Second Amended and Restated Administration Agreement, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc.****, Budget Rent A Car System, Inc., Cendant Car Rental Group, Inc.** and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).
10.43	Assignment and Assumption Agreement dated as of June 3, 2004, among Avis Rent A Car System, Inc.****, Avis Group Holdings, Inc.***** and Cendant Car Rental Group, Inc.** (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).
10.44	Series 2009-2 Supplement, dated as of October 1, 2009, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2009-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2009).
10.45	Series 2010-2 Supplement, dated as of March 23, 2010, among Avis Budget Car Rental Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-2 Agent (Incorporated by reference to Exhibit 10.1 to Avis Budget Group’s Current Report on Form 8-K dated March 11, 2010).
10.46	Series 2010-3 Supplement, dated as of March 23, 2010, among Avis Budget Car Rental Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-3 Agent (Incorporated by reference to Exhibit 10.2 to Avis Budget Group’s Current Report on Form 8-K dated March 11, 2010).
10.47	Series 2010-4 Supplement, dated as of October 28, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-4 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated October 28, 2010).
10.48	Series 2010-5 Supplement, dated as of October 28, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2010-5 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 28, 2010).
10.49	Amended and Restated Series 2010-6 Supplement, dated as of October 14, 2011, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 20, 2011).

10.49(a)	First Amendment, dated as of September 12, 2012, to the Amended and Restated Series 2010-6 Supplement dated October 14, 2011 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
10.49(b)	Second Amendment to the Amended and Restated Series 2010-6 Supplement, dated as of October 18, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 24, 2012).
10.50	Series 2011-1 Supplement, dated as of May 3, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-1 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 6, 2011).
10.51	Series 2011-2 Supplement, dated as of May 3, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2011-2 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 6, 2011).
10.52	Series 2011-3 Supplement, dated as of May 3, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2011-3 Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 6, 2011).
10.53	Series 2011-5 Supplement, dated as of August 26, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-5 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2011).
10.54	Series 2012-1 Supplement, dated as of March 22, 2012, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2012-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2012).
10.55	Series 2012-2 Supplement, dated as of March 22, 2012, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2012-2 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2012).
10.56	Series 2012-3 Supplement, dated as of July 31, 2012, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2012-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 3, 2012).
10.57	Amended and Restated Credit Agreement, dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Deutsche Bank Securities Inc. as syndication agent, Citicorp USA, Inc., Bank of America, N.A., Barclays Bank PLC and Credit Agricole Corporate and Investment Bank and The Royal Bank of Scotland PLC, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.57(a)	First Amendment, dated as of August 1, 2011, to the Amended and Restated Credit Agreement dated as of May 3, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 12, 2011).
10.57(b)	Second Amendment, dated as of March 15, 2012, to the Amended and Restated Credit Agreement dated as of May 3, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2012).
10.57(c)	Third Amendment, dated as of May 25, 2012, to the Amended and Restated Credit Agreement dated as of May 3, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
10.57(d)	Fourth Amendment, dated as of August 15, 2012, to the Amended and Restated Credit Agreement dated as of May 3, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
10.57(e)	Incremental Facilities Agreement, dated as of September 8, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc. and Citibank, N.A. as co-syndication agents, Credit Agricole Corporate & Investment Bank New York Branch, The Bank of Nova Scotia and The Royal Bank of Scotland PLC, as co-documentation agents, the incremental lenders from time to time parties thereto and the other parties thereto as described therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 12, 2011).
10.57(f)	Incremental Tranche B Term Facility Agreement, dated as of September 22, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, JPMorgan Chase Bank, N.A., as administrative agent, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as closing agent and co-syndication agent, Citibank, N.A. as co-syndication agent, Credit Agricole Corporate & Investment Bank New York Branch, The Bank of Nova Scotia and The Royal Bank of Scotland plc, as co-documentation agents, and Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., The Bank of Nova Scotia and RBS Securities Inc. as joint lead arrangers and bookrunners (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 27, 2011).
10.57(g)	Incremental Revolving Commitment Agreement, dated as of February 3, 2012, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Natixis, as Incremental Lender and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.57(h)	Incremental Commitment Agreement, dated as of June 1, 2012, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, KBC Bank N.V., as Incremental Lender and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
10.57(i)	Incremental Commitment Agreement, dated as of August 15, 2012 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the Tranche C Term Lenders and JPMorgan Chase Bank, N.A., Bank of America Merrill Lynch, Barclays Capital and Deutsche Bank Securities as joint lead arrangers and bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.57(j)	Incremental Revolving Commitment Agreement, dated as of October 4, 2012 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Bank of Montreal, as incremental lender and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
10.57(k)	Incremental Revolving Commitment Agreement, dated as of October 4, 2012 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, SunTrust Bank, N.A., as incremental lender and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
10.58	Amended and Restated Guarantee & Collateral Agreement, dated as of May 3, 2011, among made by each of the signatories thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 6, 2011).
10.59	Purchase Agreement dated as of October 7, 2009, by and among Avis Budget Group, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.60	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.60(a)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.60(b)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.2(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.60(c)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.2(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.60(d)	Convertible Bond Hedging Transaction Confirmation dated October 7, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.61	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.61(a)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.61(b)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.3(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.61(c)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.3(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.61(d)	Confirmation of Additional Warrants dated October 7, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.62	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.62(a)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.62(b)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.4(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.62(c)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.4(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.62(d)	Convertible Bond Hedging Transaction Confirmation dated October 9, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.63	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.5(a) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.63(a)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.5(b) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.63(b)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.5(c) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.63(c)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.5(d) to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.63(d)	Confirmation of Additional Warrants dated October 9, 2009, by and between Avis Budget Group, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5(e) to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.64	Purchase Agreement, dated as of March 5, 2010, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, AB Car Rental Service, Inc., ARACS LLC, Avis Asia and Pacific, Limited, Avis Car Rental Group, LLC, Avis Caribbean, Limited, Avis Enterprises, Inc., Avis Group Holdings, LLC, Avis International, Ltd., Avis Operations, LLC, Avis Rent A Car System, LLC, PF Claims Management, Ltd., PR Holdco, Inc., Wizard Co., Inc., BGI Leasing, Inc., Budget Rent A Car System, Inc., Budget Truck Rental LLC, Runabout, LLC, Wizard Services, Inc. and Banc of America Securities LLC for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 1.1 to Avis Budget Group’s Current Report on Form 8-K dated March 8, 2010).
10.65	Purchase Agreement, dated as of October 7, 2010, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, AB Car Rental Service, Inc., ARACS LLC, Avis Asia and Pacific, Limited, Avis Car Rental Group, LLC, Avis Caribbean, Limited, Avis Enterprises, Inc., Avis Group Holdings, LLC, Avis International, Ltd., Avis Operations, LLC, Avis Rent A Car System, LLC, PF Claims Management, Ltd., PR Holdco, Inc., Wizard Co., Inc., BGI Leasing, Inc., Budget Rent A Car System, Inc., Budget Truck Rental LLC, Runabout, LLC, Wizard Services, Inc. and Citigroup Global Markets Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2010).
10.66	Purchase Agreement, dated as of November 15, 2010, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, AB Car Rental Service, Inc., ARACS LLC, Avis Asia and Pacific, Limited, Avis Car Rental Group, LLC, Avis Caribbean, Limited, Avis Enterprises, Inc., Avis Group Holdings, LLC, Avis International, Ltd., Avis Operations, LLC, Avis Rent A Car System, LLC, PF Claims Management, Ltd., PR Holdco, Inc., Wizard Co., Inc., BGI Leasing, Inc., Budget Rent A Car System, Inc., Budget Truck Rental LLC, Runabout, LLC, Wizard Services, Inc. and Citigroup Global Markets Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2010).
10.67	Purchase Agreement, by and among AE Escrow Corporation, Avis Budget Group, Inc. and Morgan Stanley & Co. LLC for itself and on behalf of the several initial purchasers, dated September 21, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2011).
10.68	Registration Rights Agreement, dated October 3, 2011, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Morgan Stanley & Co. LLC, and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2011).
10.69	Purchase Agreement, dated as of March 26, 2012, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, the subsidiary guarantors party thereto, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.70	Registration Rights Agreement, dated March 29, 2012, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.71	Purchase Agreement, dated as of November 5, 2012, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, AB Car Rental Service, Inc., ARACS LLC, Avis Asia and Pacific, LLC, Avis Car Rental Group, LLC, Avis Caribbean, Limited, Avis Enterprises, Inc., Avis Group Holdings, LLC, Avis International, Ltd., Avis Operations, LLC, Avis Rent A Car System, LLC, PF Claims Management, Ltd., PR Holdco, Inc., Wizard Co., Inc., BGI Leasing, Inc., Budget Rent A Car System, Inc., Budget Rent A Car Licensor, LLC, Budget Truck Rental LLC, Runabout, LLC, Wizard Services, Inc. and Merill Lynch, Pierce, Fenner & Smith, Incorporated for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2012).
10.72	Registration Rights Agreement, dated November 8, 2012, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2012).
10.73	Trust Indenture, dated as of August 26, 2010, among WTH Car Rental ULC and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2010).
10.74	Series 2010-1 Indenture Supplement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 27, 2010).
10.75	Series 2010-2 Indenture Supplement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 27, 2010).
10.76	Series 2011-1 Indenture Supplement, dated as of March 17, 2011, to the Trust Indenture dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.77	Administration Agreement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 27, 2010).
10.78	Master Motor Vehicle Lease Agreement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.79	Global Amendment dated as of February 17, 2011, to the Trust Indenture dated as of August 26, 2010 and certain related agreements, by and among Aviscar Inc., Budgetcar Inc., 2233516 Ontario Inc., WTH Car Rental ULC, WTH Funding Limited Partnership, BNY Trust Company Of Canada, Bay Street Funding Trust, Canadian Master Trust, Deutsche Bank Ag, Canada Branch, Lord Securities Corporation, and Fiserv Automotive Solutions, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.80	Second Global Amendment, dated as of August 22, 2011, among Aviscar Inc., Budgetcar Inc., WTH Funding Limited Partnership, WTH Car Rental ULC, Montreal Trust Company Of Canada, BNY Trust Company Of Canada, as noteholder and Indenture Trustee, and Avis Budget Car Rental, LLC (Incorporated by reference to Exhibit 10.89 to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).
10.81	Third Global Amendment, dated as of November 27, 2012, among Aviscar Inc., Budgetcar Inc., WTH Funding Limited Partnership, WTH Car Rental ULC, Montreal Trust Company Of Canada, BNY Trust Company Of Canada as noteholder and Indenture Trustee, and Avis Budget Car Rental, LLC.
10.82	Amended and Restated Base Indenture, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.83	Amended and Restated Administration Agreement (Group I), dated as of March 9, 2010, among Centre Point Funding, LLC, Budget Truck Rental LLC, as Administrator, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.84	Second Amended and Restated Master Motor Vehicle Operating Lease Agreement (Group I), dated March 14, 2012, among, Centre Point Funding, LLC, as Lessor, Budget Truck Rental LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.85	Series 2012-1 Supplement, dated as of March 14, 2012, between Centre Point Funding, LLC, as Issuer, Budget Truck Rental LLC, individually and as administrator, Deutsche Bank Securities, Inc. as administrative agent for the Purchaser Groups, the Non-Conduit Purchasers and CP Conduit Purchaser Groups from time to time parties thereto, the Funding Agents for the CP Conduit Purchaser Groups, and The Bank of New York Mellon Trust Company, N.A., as Trustee, Series 2012-1 Agent and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.85(a)	Amendment No. 1 to Series 2012-1 Supplement, dated May 14, 2012 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.85(b)	Amendment No. 2 to Series 2012-1 Supplement, dated July 31, 2012 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
10.85(c)	Amendment No. 3 to Series 2012-1 Supplement, dated September 28, 2012 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
10.85(d)	Amendment No. 4 to Series 2012-1 Supplement, dated October 31, 2012.
10.85(e)	Amendment No. 5 to Series 2012-1 Supplement, dated November 30, 2012.
10.86	Administration Agreement (Group II), dated as of March 9, 2010, among Centre Point Funding, LLC, Budget Truck Rental LLC, as Administrator, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.87	Master Motor Vehicle Operating Lease Agreement (Group II), dated March 9, 2010, among, Centre Point Funding, LLC, as Lessor, Budget Truck Rental LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor (Incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.88	Umbrella Amending and Rescission Deed, dated September 22, 2011, among AB Funding Pty Ltd., WTH Pty Ltd., Budget Rent A Car Australia Pty Ltd., BNY Trust (Australia) Registry Limited, as Security Trustee, Westpac Banking Corporation, Commonwealth Bank of Australia and Bank of America, N.A. (Australia Branch) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 27, 2011).
10.89	Avis Europe Interim Fleet Financing Facility Agreement dated as of October 20, 2011 among Avis Budget Car Rental, LLC, Avis Budget EMEA Limited, Avis Finance Company plc, certain borrowers and guarantors party thereto, Credit Agricole Corporate and Investment Bank as mandated lead arranger, facility agent and security agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2011).
10.89(a)	First Amendment and Restatement Agreement, dated December 5, 2011, among Avis Finance Company Limited, Credit Agricole Corporate and Investment Bank and the lenders party thereto, relating to the Avis Europe Interim Fleet Financing Facility Agreement dated as of October 20, 2011 among Avis Budget Car Rental, LLC, Avis Budget EMEA Limited, Avis Finance Company plc, certain borrowers and guarantors party thereto, Credit Agricole Corporate and Investment Bank as mandated lead arranger, facility agent and security agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.89(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).
10.89(b)	Second Amendment and Restatement Agreement, dated May 18, 2012, among Avis Finance Company Limited, Avis Budget Car Rental, LLC, Credit Agricole Corporate and Investment Bank and the lenders party thereto, relating to the Avis Europe Interim Fleet Financing Facility Agreement dated as of October 20, 2011 among Avis Budget Car Rental, LLC, Avis Budget EMEA Limited, Avis Finance Company plc, certain borrowers and guarantors party thereto, Credit Agricole Corporate and Investment Bank as mandated lead arranger, facility agent and security agent, and the other lenders party thereto Intermediary (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.89(c)	Facility Agreement Amendment Letter, dated as of February 8, 2012, among Avis Finance Company Limited, as Co-ordinator, Credit Agricole Corporate and Investment Bank as Mandated Lead Arranger, Original Lender, Security Agent and Facility Agent, and Credit Agricole Corporate and Investment Bank, Milan Branch, as Original Lender (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.89(d)	Facility Agreement Amendment Letter, dated as of November 5, 2012, among Avis Finance Company Limited, as Co-ordinator, certain borrowers and obligors party thereto, Credit Agricole Corporate and Investment Bank as Mandated Lead Arranger, Original Lender, Security Agent and Facility Agent, and Credit Agricole Corporate and Investment Bank, Milan Branch, as Original Lender.
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) is now known as Avis Budget Car Rental, LLC.
***	Cendant Rental Car Funding (AESOP) LLC, formerly known as AESOP Funding II L.L.C, is now known as Avis Budget Rental Car Funding (AESOP) LLC.
****	Avis Rent A Car System, Inc. is now known as Avis Rent A Car System, LLC.
*****	Avis Group Holdings, Inc. is now known as Avis Group Holdings, LLC.
†	Denotes management contract or compensatory plan.
††	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.