Form 10-K/A
period 2012-12-31
AVIS BUDGET GROUP, INC.
filed 2013-02-22
CIK 723612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

The sole purpose of this Amendment on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Avis Budget Group, Inc. that was filed with the Securities and Exchange Commission on February 21, 2013 (the “Form 10-K”) is to amend Exhibit 23.1 to correct the reference to an incorrect date included therein. Except as described above, no other amendments are being made to the Form 10-K. This Amendment does not modify or update in any way the disclosures contained in the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Pursuant to Rule 13a-14 of the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

EXHIBIT NO.	DESCRIPTION

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ IZILDA P. MARTINS
Izilda P. Martins
Vice President and Acting Chief Accounting Officer
February 22, 2013

3