Form 10-Q
period 2013-03-31
AVIS BUDGET GROUP, INC.
filed 2013-05-08
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ _____ ] to [ _____ ]

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

The number of shares outstanding of the issuer’s common stock was 107,741,788 shares as of April 30, 2013.

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

•
risks relating to our March 2013 acquisition of Zipcar, Inc. (“Zipcar” ), including our ability to realize the synergies contemplated by the transaction and our ability to promptly and efficiently integrate the businesses of Zipcar and Avis Budget Group, Inc.;

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2012 Annual Report on Form 10-K may contain forward-looking statements and involve uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such statements are based upon assumptions and known risks and uncertainties.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Vehicle rental	$1,217	$1,168
Other	474	455
Net revenues	1,691	1,623

Expenses
Operating	931	893
Vehicle depreciation and lease charges, net	386	318
Selling, general and administrative	224	219
Vehicle interest, net	57	74
Non-vehicle related depreciation and amortization	34	32
Interest expense related to corporate debt, net:
Interest expense	58	73
Early extinguishment of debt	40	27
Restructuring expense	10	7
Transaction-related costs	8	6
Total expenses	1,748	1,649

Loss before income taxes	(57)	(26)
Benefit from income taxes	(11)	(3)

Net loss	$(46)	$(23)

Comprehensive income (loss)	$(69)	$21

Earnings (loss) per share
Basic	$(0.43)	$(0.22)
Diluted	$(0.43)	$(0.22)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$569	$606
Receivables, net	591	553
Deferred income taxes	153	146
Other current assets	558	405
Total current assets	1,871	1,710

Property and equipment, net	559	529
Deferred income taxes	1,346	1,454
Goodwill	646	375
Other intangibles, net	910	731
Other non-current assets	361	320
Total assets exclusive of assets under vehicle programs	5,693	5,119

Assets under vehicle programs:
Program cash	53	24
Vehicles, net	10,162	9,274
Receivables from vehicle manufacturers and other	287	439
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	362
	10,864	10,099
Total assets	$16,557	$15,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,546	$1,421
Short-term debt and current portion of long-term debt	29	57
Total current liabilities	1,575	1,478

Long-term debt	3,318	2,848
Other non-current liabilities	884	871
Total liabilities exclusive of liabilities under vehicle programs	5,777	5,197

Liabilities under vehicle programs:
Debt	1,589	1,603
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,873	5,203
Deferred income taxes	2,126	2,163
Other	498	295
	10,086	9,264
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 million shares; issued 137,081,056 and 137,081,056 shares	1	1
Additional paid-in capital	7,966	8,211
Accumulated deficit	(2,422)	(2,376)
Accumulated other comprehensive income	87	110
Treasury stock, at cost—28,943,192 and 30,027,146 shares	(4,938)	(5,189)
Total stockholders’ equity	694	757
Total liabilities and stockholders’ equity	$16,557	$15,218

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(46)	$(23)

Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	353	331
Gain on sale of vehicles, net	—	(39)
Non-vehicle related depreciation and amortization	34	32
Amortization of debt financing fees	11	16
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(57)	(28)
Income taxes and deferred income taxes	(21)	—
Accounts payable and other current liabilities	(35)	(65)
Other, net	61	29
Net cash provided by operating activities	300	253

Investing activities
Property and equipment additions	(21)	(20)
Proceeds received on asset sales	4	3
Net assets acquired, net of cash acquired	(476)	—
Other, net	26	(1)
Net cash used in investing activities exclusive of vehicle programs	(467)	(18)

Vehicle programs:
Increase in program cash	(24)	(39)
Investment in vehicles	(3,111)	(3,053)
Proceeds received on disposition of vehicles	2,394	2,143
	(741)	(949)
Net cash used in investing activities	(1,208)	(967)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions)

	Three Months Ended March 31,
	2013	2012
Financing activities
Proceeds from long-term borrowings	1,225	624
Payments on long-term borrowings	(788)	(520)
Net change in short-term borrowings	(31)	(12)
Purchases of warrants	(28)	(13)
Proceeds from sale of call options	37	19
Debt financing fees	(10)	(8)
Other, net	2	—
Net cash provided by financing activities exclusive of vehicle programs	407	90

Vehicle programs:
Proceeds from borrowings	3,762	3,140
Payments on borrowings	(3,279)	(2,440)
Debt financing fees	(17)	(7)
	466	693
Net cash provided by financing activities	873	783

Effect of changes in exchange rates on cash and cash equivalents	(2)	3

Net increase (decrease) in cash and cash equivalents	(37)	72
Cash and cash equivalents, beginning of period	606	534
Cash and cash equivalents, end of period	$569	$606

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

The Company operates the following business segments:

•	North America—provides car rentals in the United States and vehicle rentals in Canada, as well as related products and services, and operates the Company’s Zipcar business.

•
International—provides, and licenses the Company’s brands to third parties for, vehicle rentals and ancillary products and services primarily in Europe, the Middle East, Asia, Africa, South America, Central America, the Caribbean, Australia and New Zealand.

•	Truck Rental—provides truck rentals and related services to consumers and commercial users in the United States.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.

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

Transaction-related Costs. The Company completed the acquisition of Zipcar, Inc. (“Zipcar”) on March 14, 2013. During the three months ended March 31, 2013, transaction-related costs primarily include costs related to the acquisition of Zipcar and expenses related to the integration of Avis Europe’s operations with the Company’s. In the three months ended March 31, 2012, transaction-related costs primarily included expenses due to the integration of Avis Europe’s operations with the Company’s.

Currency Transactions. The Company records the net gain or loss of foreign-currency transactions on certain intercompany loans and gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended March 31, 2013 and 2012, the Company recorded losses of $4 million and $6 million, respectively, on such items.

Adoption of New Accounting Standards

On January 1, 2013, as a result of issuance of a new accounting pronouncement, the Company adopted, as required, Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other

Comprehensive Income”, which requires companies to disclose additional information about amounts reclassified out of accumulated other comprehensive income by component. The adoption of this pronouncement resulted in incremental disclosure about activity and amounts reclassified out of accumulated other comprehensive income.

In addition, the Company adopted a pronouncement amending the testing of indefinite-lived intangible assets for impairment. The Company adopted this accounting pronouncement on January 1, 2013, as required, which did not have a significant impact on the Company’s financial statements.

2.	Restructuring

During fourth quarter 2012, the Company initiated a strategic restructuring initiative to better position the business of its Truck Rental segment, in which it will close certain rental locations and decrease the size of the rental fleet, which the Company believes will increase fleet utilization and reduce costs. During the three months ended March 31, 2013, as part of this process, the Company recorded restructuring expense of $4 million. The Company expects further restructuring expenses of approximately $8 million to be incurred in 2013 related to this initiative.

In 2011, subsequent to the acquisition of Avis Europe, the Company implemented a restructuring initiative, to identify synergies across the Company, enhance organizational efficiencies and consolidate and rationalize processes and facilities. During the three months ended March 31, 2013, as part of this process, the Company formally communicated the termination of employment to approximately 150 employees and recorded $6 million of expense in connection with these initiatives. These expenses primarily represent costs associated with severance, outplacement services and other costs associated with employee terminations. As of March 31, 2013, the Company has terminated approximately 100 of these employees. The Company expects further restructuring expenses of approximately $20 million to be incurred in 2013.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reportable segments and by category for restructuring expenses and corresponding payments and utilizations:

	North America	International	Truck Rental	Total
Balance as of January 1, 2013	$1	$12	$—	$13
Restructuring expense	3	3	4	10
Cash payment/utilization	(2)	(7)	(4)	(13)
Balance as of March 31, 2013	$2	$8	$—	$10

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2013	$12	$1	$—	$13
Restructuring expense	5	1	4	10
Cash payment/utilization	(9)	—	(4)	(13)
Balance as of March 31, 2013	$8	$2	$—	$10
__________

(a)	Includes expenses related to the disposition of vehicles.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2013	2012
Net loss	$(46)	$(23)
Basic and diluted weighted average shares outstanding (a)	107.7	105.9
Earnings per share:
Basic and diluted	$(0.43)	$(0.22)

__________

(a)
As the Company incurred a net loss for the three months ended March 31, 2013 and 2012, all outstanding stock options, restricted stock units, stock warrants and issuable shares underlying the 3½% convertible notes due 2014 have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2013	2012
Options (a)	1.5	2.8
Warrants (b) (c)	4.7	15.0
Shares underlying 3½% convertible notes (c)	4.7	15.0
__________

(a)
For the three months ended March 31, 2013 and 2012, all outstanding stock options were anti-dilutive, as the Company incurred a net loss; such options had a weighted average exercise price of $2.16 and $3.74, respectively.

(b)	Represents all outstanding warrants as of March 31, 2013 and 2012, which had an exercise price of $22.50.

(c)
The decrease in the number of warrants and the number of shares underlying the 3½% convertible notes that were anti-dilutive was related to the Company’s repurchase of a portion of its 3½% convertible notes and warrants (see Note 11—Long-term Debt and Borrowing Arrangements and Note 14—Stockholders’ Equity for more information).

4.	Acquisitions

Zipcar

On March 14, 2013, the Company completed the acquisition of the entire issued share capital of Zipcar, the leading car sharing company, for $473 million, net of acquired cash. The acquisition increases the Company’s growth potential and its ability to better serve a greater variety of customer transportation needs.

The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s North America segment. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change (for up to one year from the acquisition date). In connection with this acquisition, $190 million was recorded in identifiable intangible assets (consisting of $112 million related to trademarks and $78 million related to customer relationships) and $274 million in goodwill. The trademark assets are indefinite-lived and the customer relationship intangibles will be amortized over an estimated life of 8 years. Zipcar’s historical revenues and earnings would not have been material to the Company’s results.

Apex Car Rentals

In October 2012, the Company completed the acquisition of the assets of Apex, a leading deep-value car rental company in New Zealand and Australia, operating a fleet of approximately 4,000 rental vehicles. In conjunction with the acquisition, the Company paid $63 million in cash (including the acquisition of fleet) and agreed to the payment of contingent consideration with an estimated acquisition date fair value of $9 million. The contingent consideration consists of a maximum of $26 million in additional payments that are contingent on Apex’ future financial performance, and the fair value of the contingent consideration at the acquisition date was estimated by utilizing a Monte Carlo simulation technique, based on a range of possible future results. The preliminary allocation of the purchase price of Apex principally includes vehicles of $33 million, trademarks of $21 million and goodwill of $16 million which were allocated to the Company’s International segment. The goodwill is not expected to be deductible for tax purposes. The fair values of certain tangible assets acquired, identifiable intangible assets, and residual goodwill are not yet finalized and are subject to change. Apex’ historical revenues, earnings and assets would not have been material to the Company’s results or balance sheet.

5.	Other Current Assets
Other current assets consisted of:

	As of	As of
	March 31, 2013	December 31, 2012
Sales and use tax	$207	$108
Prepaid expenses	189	174
Other	162	123
	$558	$405

6.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$251	$42	$209	$257	$39	$218
Customer relationships (a)	163	21	142	86	19	67
Other	2	1	1	2	1	1
	$416	$64	$352	$345	$59	$286

Unamortized Intangible Assets
Goodwill (a)	$646			$375
Trademarks (a)	$558			$445
__________

(a)	The increases in carrying amounts primarily relate to the acquisition of Zipcar.

Amortization expense relating to all intangible assets was approximately $5 million and $6 million during first quarter 2013 and 2012, respectively. Based on the Company’s amortizable assets at March 31, 2013, the Company expects amortization expense of approximately $21 million for the remainder of 2013 and approximately $28 million for each of the five fiscal years thereafter.

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

Debt Instruments

The carrying amounts and estimated fair values of debt instruments were as follows:

	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt (a)	$29	$29	$57	$58
Long-term debt, excluding convertible debt (a)	3,241	3,443	2,720	2,903
Convertible debt (a)	77	133	128	171

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (AESOP) LLC (a)	$5,873	$6,074	$5,203	$5,391
Vehicle-backed debt (a)	1,586	1,602	1,599	1,613
Interest rate swaps and interest rate contracts (b)	3	3	4	4
 __________

(a)	The fair value measurements are based on significant observable inputs (Level 2).

(b)	Derivatives in a liability position.

Net Investment Hedge

The Company has designated its 6% Euro-denominated notes issued March 2013 as a hedge of its net investment in Euro-denominated foreign operations. The Company records the effective portion of the gain or loss on this net investment hedge, net of taxes, in accumulated other comprehensive income as part of the currency translation adjustments. For the three months ended March 31, 2013, the Company has recorded a $3 million gain, net of tax, in accumulated other comprehensive income. Any ineffective portion of the net investment hedge is immediately reclassified from accumulated other comprehensive income into earnings. There was no ineffectiveness during the three months ended March 31, 2013 and the Company does not expect to reclassify any amounts related to this net investment hedge from accumulated other comprehensive income to earnings over the next 12 months.

Derivative Instruments and Hedging Activities

The Company uses foreign exchange contracts to manage its exposure to changes in currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Australian, Canadian and New Zealand dollars, the Euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. The amount of gains or losses reclassified from accumulated other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three months ended March 31, 2013 and 2012 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income to earnings over the next 12 months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that were determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. The Company estimates that approximately $1 million of losses currently recorded in accumulated other comprehensive income will be recognized in earnings over the next 12 months, which is expected to be offset in earnings by the impact of the underlying hedged items.

From time to time, the Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that such derivatives are in a liability position. The aggregate fair value of such derivatives and the aggregate fair value of assets needed to settle these derivatives as of March 31, 2013 was approximately $4 million, for which the Company has posted cash collateral in the normal course of business.

As of March 31, 2013, the Company held derivative instruments with absolute notional values as follows:

As of
March 31, 2013
Interest rate caps (a)	$6,992
Interest rate swaps	913
Foreign exchange forward contracts	252
Foreign exchange swaps	763
__________

(a)
Represents $4.7 billion of interest rate caps sold, partially offset by approximately $2.3 billion of interest rate caps purchased, which amount excludes $2.4 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”) subsidiary.

As of March 31, 2013, the Company also had commodity contracts for the purchase of 9 million gallons of unleaded gasoline.

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

Fair values of derivative instruments were as follows:

	As of March 31, 2013		As of December 31, 2012
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$—	$—	$1

Derivatives not designated as hedging instruments
Currency exchange contracts (b)	8	8	3	8
Interest rate contracts (c)	—	3	—	4
Interest rate swaps (a)	—	9	—	12
Commodity contracts (b)	2	—	—	—
Total	$10	$20	$3	$25
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 14—Stockholders’ Equity.

(a)	Included in other non-current liabilities.

(b)	Included in other current assets and other current liabilities.

(c)	Included in assets under vehicle programs and liabilities under vehicle programs.

The effect of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended March 31,
	2013	2012
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$7

Derivatives not designated as hedging instruments
Currency exchange contracts (b)	1	(4)
Commodity contracts (c)	2	6
Interest rate contracts (d)	3	(5)
Total	$6	$4
__________

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.

(b)
For the three months ended March 31, 2013, included a $2 million gain in operating expenses, and included a $1 million loss in interest expense. For the three months ended March 31, 2012, amounts were included in operating expenses.

(c)	Included in operating expense.

(d)	Included in interest expense.

8.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	March 31, 2013	December 31, 2012
Rental vehicles	$10,973	$10,000
Less: Accumulated depreciation	(1,302)	(1,345)
	9,671	8,655
Vehicles held for sale	491	619
Vehicles, net	$10,162	$9,274

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2013	2012
Depreciation expense	$353	$331
Lease charges	33	26
Gain on sales of vehicles, net	—	(39)
Vehicle depreciation and lease charges, net	$386	$318

9.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 is a benefit of 19.3%. Such rate differs from the Federal statutory rate of 35.0% primarily due to the treatment of the expenses for the early extinguishment of corporate debt.

The Company’s effective tax rate for the three months ended March 31, 2012 was a benefit of 11.5%. Such rate differs from the Federal statutory rate of 35.0% primarily due to the treatment of a portion of the expenses for the early extinguishment of corporate debt.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31, 2013	December 31, 2012
Accounts payable	$344	$309
Accrued sales and use taxes	240	148
Accrued payroll and related	174	198
Public liability and property damage insurance liabilities – current	129	132
Deferred income – current	91	60
Advertising and marketing	87	82
Income taxes payable – current	54	58
Other	427	434
	$1,546	$1,421

11.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	March 31, 2013	December 31, 2012
Floating rate notes (b)	May 2014	$250	$250
3½% convertible notes (c)	October 2014	77	128
Floating rate term loan (a) (d)	May 2016	48	49
4⅞% notes	November 2017	300	300
9⅝% notes	March 2018	446	446
8¼% notes	January 2019	730	730
Floating rate term loan (a) (e)	March 2019	894	689
9¾% notes	March 2020	250	250
6% Euro-denominated notes	March 2021	320	—
		3,315	2,842
Other		32	63
Total		3,347	2,905
Less: Short-term debt and current portion of long-term debt		29	57
Long-term debt		$3,318	$2,848
__________

(a)
The floating rate term loans are part of the Company’s senior credit facility, which also includes its revolving credit facility maturing 2016, and are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and 65% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	As of March 31, 2013, the floating rate notes due 2014 bear interest at three-month LIBOR, plus 250 basis points, for an aggregate rate of 2.79%.

(c)	As of March 31, 2013, the 3½% convertible notes are convertible by the holders into approximately 5 million shares of our common stock.

(d)	As of March 31, 2013, the floating rate term loan due 2016 bears interest at three-month LIBOR, plus 300 basis points, for an aggregate rate of 3.31%.

(e)	As of March 31, 2013, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 1.0%, plus 275 basis points, for an aggregate rate of 3.75%.

During March 2013, the Company issued €250 million of 6% senior notes due 2021, at face value. The notes pay interest semi-annually on March 1 and September 1 of each year, beginning in September 2013. The notes are unsecured obligations of the Company’s Avis Budget Finance plc subsidiary and are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries. The notes rank equally with all of the Company’s existing and future senior unsecured debt and will be senior to all of the Company’s existing and future subordinated indebtedness. The Company has the right to redeem these notes in whole or in part on or after April 1, 2016 at specified redemption prices, plus any accrued and unpaid interest. The Company used the proceeds from the issuance to partially fund the acquisition of Zipcar.

During March 2013, the Company amended its Amended and Restated Credit Agreement, dated as of May 3, 2011 (the “Credit Agreement”) to issue an additional $200 million of term loan due 2019, which loan will bear interest at the greater of three-month LIBOR or 1.00%, plus 275 basis points (the “New Term Loan”). The Company used the proceeds from the New Term Loan to partially fund the acquisition of Zipcar. Pursuant to this Credit Agreement amendment, the Company also replaced $700 million of its existing term loan with a term loan bearing the same interest rate and maturity as the New Term Loan.

During the three months ended March 2013, the Company repurchased approximately $51 million of its 3½% convertible notes for approximately $89 million, plus accrued interest.

During March 2013, the Company commenced a cash tender offer to purchase any and all of the outstanding $450 million of the 9⅝% notes due 2018 and a portion of its outstanding 9¾% notes due 2020. The tender offer expired April 16, 2013, and the settlement of the tender offer will be funded with the proceeds of the issuance of $500 million of the Company’s 5½% Senior Notes, which were issued April 3, 2013. (See Note 18—Subsequent Events).

Committed Credit Facilities and Available Funding Arrangements

At March 31, 2013, the committed credit facilities available to the Company and/or its subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,500	$—	$750	$750
Other facilities (b)	9	3	—	6
__________

(a)
This revolving credit facility matures in 2016 and bears interest of one-month LIBOR, plus 300 basis points. The Company’s senior credit facility, which encompasses the floating rate term loans due 2016 and 2019 and the revolving credit facility, is secured by pledges of all of the capital stock of all of the Company’s domestic subsidiaries and 65% of the capital stock of each foreign subsidiary directly owned by the Company’s domestic subsidiaries, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.50% to 5.80% as of March 31, 2013.

At March 31, 2013, the Company had various uncommitted credit facilities available, under which it had drawn approximately $8 million, which bear interest at rates between 0.42% and 8.22%.

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility contains maximum leverage and minimum interest coverage ratio requirements. As of March 31, 2013, the Company was in compliance with the financial covenants of its senior credit facility.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

During March 2013, the Company entered into a three-year, €500 million (approximately $640 million) European rental fleet securitization program, which matures in 2016, and will be used to finance fleet purchases for certain of the Company’s European operations.

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	As of	As of
	March 31, 2013	December 31, 2012
Debt due to Avis Budget Rental Car Funding (a)	$5,873	$5,203
Budget Truck financing	236	253
Capital leases	298	315
European securitization	142	—
Other	913	1,035
	$7,462	$6,806
__________

(a)	The increase principally reflects increased borrowing to fund an increase in the size of the Company’s U.S. car rental fleet.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at March 31, 2013:

Vehicle- Backed Debt
Within 1 year (a)	$727
Between 1 and 2 years	2,425
Between 2 and 3 years	1,250
Between 3 and 4 years	1,294
Between 4 and 5 years	843
Thereafter	923
$7,462
 __________

(a)	Vehicle-backed debt maturing within one year includes term asset-backed securities of approximately $509 million and bank and bank-sponsored borrowings of $218 million.

As of March 31, 2013, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,403	$5,873	$1,530
Budget Truck financing (c)	277	236	41
Capital leases	465	298	167
European securitization (d)	641	142	499
Other (e)	1,458	913	545
	$10,244	$7,462	$2,782
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $7.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $375 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $442 million of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $1.3 billion of underlying vehicles and related assets.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2013, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

13.	Commitments and Contingencies

Contingencies

In connection with the Company’s 2006 separation into four independent companies (the “Separation”), the Company completed the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham”) on July 31, 2006 and completed the sale of Travelport, Inc. (“Travelport”) on August 23, 2006. In connection with the spin-offs of Realogy and Wyndham, the Company entered into a Separation Agreement, pursuant to which Realogy assumed 62.5% and Wyndham assumed 37.5% of certain contingent and other corporate liabilities of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, and in each case incurred or allegedly incurred on or prior to the Separation (“Assumed Liabilities”). Realogy is entitled to receive 62.5% and Wyndham is entitled to receive 37.5% of the proceeds from certain contingent corporate assets of the Company, which are not primarily related to any of the respective businesses of Realogy, Wyndham, Travelport and/or the Company’s vehicle rental operations, arising or accrued on or prior to the Separation (“Assumed Assets”). Additionally, if Realogy or Wyndham were to default on its payment of costs or expenses to the Company related to any Assumed Liabilities, the Company would be responsible for 50% of the defaulting party’s obligation. In such event, the Company would be allowed to use the defaulting party’s share of the proceeds of any Assumed Assets as a right of offset.

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

In October 2009, a judgment was entered against the Company in the amount of $16 million following the completion of a jury trial for damages related to breach of contract in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003, involved breach of contract and other claims by one of the Company’s licensees related to the acquisition of its Budget vehicle rental business in 2002. The Company believes the verdict in this case is unsupported by the evidence. In addition to the judgment for damages, in June 2010, the district court also entered an order against the Company in the amount of $3 million, in favor of the plaintiff’s motions for pre-judgment interest and attorneys’ fees. The Company filed an appeal of the judgment and attorneys’ fees awarded with the United States Court of Appeals for the Ninth Circuit. In March 2013, the Court of Appeals issued an opinion affirming the ruling of the district court. The Company is continuing to pursue its appeal.

Additionally, the Company is also involved in claims, legal proceedings and governmental inquiries related to its vehicle rental operations, including, among others, contract and licensee disputes, wage-and-hour claims, competition matters, insurance claims, intellectual property claims and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could materially impact the Company’s financial position, results of operations or cash flows.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $4.4 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of March 31, 2013 (aggregating approximately $136 million) was individually significant. These purchase obligations extend through 2017.

Concentrations

Concentrations of credit risk at March 31, 2013 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with car manufacturers, including Ford Motor Company, General Motors Company, Chrysler Group LLC, PSA Peugeot Citroën, Volkswagen Group, Kia Motors America, Toyota Motor Corporation, Renault S.A., Subaru of America, Inc., and Fiat Group Automobiles S.p.A., and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $64 million and $39 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which, as previously discussed, were disposed in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $79 million, the majority of which expire by the end of 2014. At March 31, 2013, the liability recorded by the Company in connection with these guarantees was approximately $2 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport, as applicable. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

14.	Stockholders’ Equity

During the three months ended March 31, 2013, concurrently with the Company’s repurchase of a portion of its 3½% convertible notes, the Company repurchased warrants for the purchase of the Company’s common stock for $28 million and sold an equal portion of its convertible note hedge for $37 million, reducing the number of shares related to each of the hedge and warrant by approximately 3 million.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains on Available-for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2013	$193	$—	$2	$(85)	$110
Other comprehensive income before reclassifications	(23)	—	—	—	(23)

Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—

Net current-period other comprehensive income	(23)	—	—	—	(23)

As of March 31, 2013	$170	$—	$2	$(85)	$87
__________
All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income were as follows:

	Three Months Ended March 31,
	2013	2012
Net income	$(46)	$(23)
Other comprehensive income:
Currency translation adjustment	(23)	37
Net unrealized gains on cash flow hedges, net of tax	—	7
	(23)	44
Total comprehensive income	$(69)	$21

During the three months ended March 31, 2013, the Company’s net unrealized gains on cash flow hedges were immaterial. During the three months ended March 31, 2012, the Company’s net unrealized losses on cash flow hedges decreased by $12 million ($7 million, net of tax), primarily due to the realization of losses in income. Such decreases during the three months ended March 31, 2012 included $11 million ($7 million, net of tax), related to the Company’s vehicle-backed debt and were offset by a corresponding change in the Company’s investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheets.

15.	Stock-Based Compensation

The Company records compensation expense for all stock-based awards based on the estimated fair value of the award at the grant date, which is recognized over the vesting period. The Company recorded stock-based compensation expense of $4 million and $4 million ($3 million and $2 million, net of tax) during the three months ended March 31, 2013 and 2012, respectively, related to stock-based awards that were granted by the Company.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for exercises of stock options and vesting of restricted stock units in 2013 and 2012 did not generate a cash benefit. Approximately $21 million of incremental tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

During the three months ended March 31, 2013, the Company granted the following stock-based awards under the Amended and Restated 2007 Equity and Incentive Plan:

•	25,000 time-based restricted cash units (“RCUs”) and 87,000 market-vesting restricted cash units (“MCUs”); and

•	585,000 time-based restricted stock units (“RSUs”), 374,000 performance-based restricted stock units (“PSUs”), and 87,000 market-vesting restricted stock units (“MSUs”).

Restricted Cash Unit Awards

The terms of the RCUs generally provide for vesting on the second anniversary of the grant date, subject to continued employment, and for settlement on the third anniversary of the grant date. The fair value of the RCUs was based on the Company’s stock price of $21.20 on the grant date.

The terms of the MCUs generally provide for vesting of all or a portion of such units on the third anniversary of the grant date, subject to the attainment of performance goals based on total shareholder return over the vesting period in comparison to a specified market index (“TSR”). On the grant date, these units had a fair market value of $17.14, which was calculated using a Monte-Carlo simulation model, based on the expected cash payout.

The amount payable in respect of the RCUs and MCUs will be based on the Company’s average closing stock price over a specified number of trading days at the time of settlement. At March 31, 2013, the Company had 268,000 time-based and market-vesting restricted cash units outstanding with a weighted average contractual life of 2.1 years.

Restricted Stock Unit Awards

The terms of substantially all of the RSUs generally provide for vesting ratably on the first three anniversaries of the grant date, subject to continued employment. The fair value of the RSUs was based on the Company’s closing stock price of $21.20 on the date of grant.

The terms of the PSUs generally provide for vesting of a substantial majority of such units (or a portion thereof) on the third anniversary of the grant date, subject to attainment of certain performance goals based on Adjusted EBITDA, subject to certain further adjustments, with full vesting permitted on such anniversary if goals based on TSR are also achieved.

The terms of the MSUs generally provide for vesting of all or a portion of such units on the third anniversary of the grant date, subject to the attainment of performance goals based on TSR.

The Company determined the fair value of performance-based and market-vesting restricted stock units granted in the three months ended March 31, 2013 and 2012 using a Monte Carlo simulation model. The fair value of the PSUs and MSUs granted in the three months ended March 31, 2013, was estimated to be $20.30 and $17.14, respectively. The fair value of the Company’s market-vesting restricted stock units issued in the three months ended March 31, 2012 was estimated to be $10.61. The assumptions used to estimate the fair value of the performance-based and market-vesting awards issued during the three months ended March 31, 2013 and the market-vesting awards issued in the three months ended March 31, 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Expected volatility of stock price	43%	49%
Risk-free interest rate	0.39%	0.39%
Expected term of awards	3 years	3 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s time-based, performance-based and market-vesting restricted stock units (collectively, solely for purposes of the table below, “RSUs”), and stock options consisted of (in thousands of shares):

	RSUs		Options
	Number of RSUs	Weighted Average Fair Value	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2013	3,497	$13.64	1,901	$2.89
Granted at fair market value	1,046	20.54	—	—
Vested/exercised (a)	(1,083)	12.69	(416)	5.31
Canceled	(47)	14.12	(3)	27.40
Balance at March 31, 2013 (b) (c)	3,413	16.06	1,482	2.16
__________

(a)
During the three months ended March 31, 2013, 429,000 market-vesting and performance-based restricted stock units vested. Stock options exercised during the three months ended March 31, 2013 had an intrinsic value of $8 million.

(b)
As of March 31, 2013, the Company’s outstanding RSUs had an aggregate intrinsic value of $95 million; aggregate unrecognized compensation expense related to RSUs amounted to $40 million; and the balance of RSUs at March 31, 2013, consists of 1,338,000 related to time-based awards and 2,075,000 related to market-vesting and performance-based awards. Approximately 24,000 time-based restricted stock units and 9,000 market-vesting restricted stock units are eligible to vest in 2013, if applicable service criteria are satisfied.

(c)
As of March 31, 2013, the Company’s outstanding stock options had aggregate intrinsic value of $38 million; there were 1,472,000 “in-the-money” stock options; and aggregate unrecognized compensation expense related to unvested stock options was immaterial. 1,418,000 stock options are exercisable as of March 31, 2013.

The table below summarizes information regarding the Company’s outstanding stock options as of March 31, 2013 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $5.00	5.8	1,312
$5.01 to $10.00	0	—
$10.01 to $15.00	6.8	160
$15.01 to $20.00	0	—
$20.01 and above	1.4	10
	5.9	1,482

As of March 31, 2013, the Company also had approximately 0.5 million outstanding stock appreciation rights with a weighted average exercise price of $24.40, and a weighted average remaining contractual life of 0.3 years.

16.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker, the Company’s chief executive officer, to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments, the geographical areas in which the segments operate and other relevant factors. The Company aggregates certain operating segments into its reportable segments.

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

	Three Months Ended March 31,
	2013		2012
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
North America	$1,100	$90	$1,038	$93
International	515	14	510	22
Truck Rental	76	(9)	75	1
Corporate and Other (a)	—	(12)	—	(4)
Total Company (b)	$1,691	83	$1,623	112

Less: Non-vehicle related depreciation and amortization		34		32
Interest expense related to corporate debt, net:
Interest expense		58		73
Early extinguishment of debt		40		27
Transaction-related costs (c)		8		6
Loss before income taxes		$(57)		$(26)
__________

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

(b)	Adjusted EBITDA for the three months ended March 31, 2013 and 2012, includes $10 million and $7 million, respectively, of restructuring expense.

(c)
During the three months ended March 31, 2013, the Company incurred $8 million in transaction-related costs related to our acquisition of Zipcar and expenses related to the integration of the operations of Avis Europe with the Company’s. During the three months ended March 31, 2012, the Company incurred $6 million in transaction-related costs related to the integration of the operations of Avis Europe.

Since December 31, 2012, there have been no significant changes in segment assets other than in the Company’s North America segment. As of March 31, 2013 and December 31, 2012, North America segment assets under vehicle programs were approximately $8.3 billion and $7.4 billion, respectively, and assets exclusive of assets under vehicle programs were approximately $3.6 billion and $3.1 billion, respectively.

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, Consolidating Condensed Balance Sheets as of March 31, 2013 and December 31, 2012, and Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) Avis Budget Car Rental and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by Avis Budget Car Rental. These senior notes consist of Avis Budget Car Rental’s Floating rate notes due 2014, 4⅞% notes due 2017, 9⅝% notes due 2018, 8¼% notes due 2019 and 9¾% notes due 2020 (collectively, the “Notes”). See Note 11—Long-term Debt and Borrowing Arrangements for additional information regarding these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended March 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$837	$380	$—	$1,217
Other	—	—	246	526	(298)	474
Net revenues	—	—	1,083	906	(298)	1,691

Expenses
Operating	2	1	558	370	—	931
Vehicle depreciation and lease charges, net	—	—	260	243	(117)	386
Selling, general and administrative	9	1	131	83	—	224
Vehicle interest, net	—	—	42	58	(43)	57
Non-vehicle related depreciation and amortization	—	—	22	12	—	34
Interest expense related to corporate debt, net:
Interest expense	1	54	—	3	—	58
Intercompany interest expense (income)	(3)	(11)	3	11	—	—
Early extinguishment of debt	39	1	—	—	—	40
Restructuring expenses	—	—	6	4	—	10
Transaction-related costs	—	4	1	3	—	8
Total expenses	48	50	1,023	787	(160)	1,748
Income (loss) before income taxes and equity in earnings of subsidiaries	(48)	(50)	60	119	(138)	(57)
Provision for (benefit from) income taxes	(4)	(20)	14	(1)	—	(11)
Equity in earnings (loss) of subsidiaries	(2)	28	(18)	—	(8)	—
Net income (loss)	$(46)	$(2)	$28	$120	$(146)	$(46)

Comprehensive income (loss)	$(69)	$(25)	$2	$95	$(72)	$(69)

Three Months Ended March 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$786	$382	$—	$1,168
Other	—	—	235	474	(254)	455
Net revenues	—	—	1,021	856	(254)	1,623

Expenses
Operating	(1)	6	537	351	—	893
Vehicle depreciation and lease charges, net	—	—	197	212	(91)	318
Selling, general and administrative	5	—	137	77	—	219
Vehicle interest, net	—	—	61	75	(62)	74
Non-vehicle related depreciation and amortization	—	—	19	13	—	32
Interest expense related to corporate debt, net:
Interest expense	3	64	—	6	—	73
Intercompany interest expense (income)	(7)	(81)	74	14	—	—
Early extinguishment of debt	18	9	—	—	—	27
Restructuring expenses	—	—	—	7	—	7
Transaction-related costs	3	—	—	3	—	6
Total expenses	21	(2)	1,025	758	(153)	1,649
Income (loss) before income taxes and equity in earnings of subsidiaries	(21)	2	(4)	98	(101)	(26)
Provision for (benefit from) income taxes	(1)	3	(2)	(3)	—	(3)
Equity in earnings (loss) of subsidiaries	(3)	(2)	—	—	5	—
Net income (loss)	$(23)	$(3)	$(2)	$101	$(96)	$(23)

Comprehensive income	$21	$41	$42	$146	$(229)	$21

Consolidating Condensed Balance Sheets

As of March 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$6	$17	$8	$538	$—	$569
Receivables, net	—	—	184	407	—	591
Deferred income taxes	3	—	141	12	(3)	153
Other current assets	4	88	116	350	—	558
Total current assets	13	105	449	1,307	(3)	1,871

Property and equipment, net	—	93	310	156	—	559
Deferred income taxes	20	1,179	148	—	(1)	1,346
Goodwill	—	—	348	298	—	646
Other intangibles, net	—	42	530	338	—	910
Other non-current assets	108	87	21	145	—	361
Intercompany receivables (payables)	142	100	282	(524)	—	—
Investment in subsidiaries	603	2,546	3,230	—	(6,379)	—
Total assets exclusive of assets under vehicle programs	886	4,152	5,318	1,720	(6,383)	5,693

Assets under vehicle programs:
Program cash	—	—	—	53	—	53
Vehicles, net	—	7	11	10,144	—	10,162
Receivables from vehicle manufacturers and other	—	—	—	287	—	287
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	7	11	10,846	—	10,864
Total assets	$886	$4,159	$5,329	$12,566	$(6,383)	$16,557

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$13	$214	$557	$765	$(3)	$1,546
Short-term debt and current portion of long-term debt	—	15	3	11	—	29
Total current liabilities	13	229	560	776	(3)	1,575

Long-term debt	77	3,233	8	—	—	3,318
Other non-current liabilities	102	91	276	416	(1)	884
Total liabilities exclusive of liabilities under vehicle programs	192	3,553	844	1,192	(4)	5,777

Liabilities under vehicle programs:
Debt	—	3	—	1,586	—	1,589
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,873	—	5,873
Deferred income taxes	—	—	1,939	187	—	2,126
Other	—	—	—	498	—	498
	—	3	1,939	8,144	—	10,086
Total stockholders’ equity	694	603	2,546	3,230	(6,379)	694
Total liabilities and stockholders’ equity	$886	$4,159	$5,329	$12,566	$(6,383)	$16,557

As of December 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$5	$102	$—	$499	$—	$606
Receivables, net	—	—	156	397	—	553
Deferred income taxes	3	1	138	4	—	146
Other current assets	5	73	81	246	—	405
Total current assets	13	176	375	1,146	—	1,710

Property and equipment, net	—	90	276	163	—	529
Deferred income taxes	23	1,216	223	—	(8)	1,454
Goodwill	—	—	74	301	—	375
Other intangibles, net	—	43	341	347	—	731
Other non-current assets	109	80	14	117	—	320
Intercompany receivables (payables)	142	141	174	(457)	—	—
Investment in subsidiaries	723	2,030	3,293	—	(6,046)	—
Total assets exclusive of assets under vehicle programs	1,010	3,776	4,770	1,617	(6,054)	5,119

Assets under vehicle programs:
Program cash	—	—	—	24	—	24
Vehicles, net	—	7	13	9,254	—	9,274
Receivables from vehicle manufacturers and other	—	—	—	439	—	439
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	7	13	10,079	—	10,099
Total assets	$1,010	$3,783	$4,783	$11,696	$(6,054)	$15,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$22	$250	$490	$659	$—	$1,421
Short-term debt and current portion of long-term debt	—	13	3	41	—	57
Total current liabilities	22	263	493	700	—	1,478

Long-term debt	128	2,712	8	—	—	2,848
Other non-current liabilities	103	79	277	420	(8)	871
Total liabilities exclusive of liabilities under vehicle programs	253	3,054	778	1,120	(8)	5,197

Liabilities under vehicle programs:
Debt	—	4	—	1,599	—	1,603
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,203	—	5,203
Deferred income taxes	—	—	1,975	188	—	2,163
Other	—	2	—	293	—	295
	—	6	1,975	7,283	—	9,264
Total stockholders’ equity	757	723	2,030	3,293	(6,046)	757
Total liabilities and stockholders’ equity	$1,010	$3,783	$4,783	$11,696	$(6,054)	$15,218

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$6	$(12)	$(25)	$331	$—	$300

Investing activities
Property and equipment additions	—	(5)	(10)	(6)	—	(21)
Proceeds received on asset sales	—	2	—	2	—	4
Net assets acquired, net of cash acquired	—	(513)	16	21	—	(476)
Other, net	—	(1)	28	(1)	—	26
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(517)	34	16	—	(467)

Vehicle programs:
Increase in program cash	—	—	—	(24)	—	(24)
Investment in vehicles	—	(1)	—	(3,110)	—	(3,111)
Proceeds received on disposition of vehicles	—	1	—	2,393	—	2,394
	—	—	—	(741)	—	(741)
Net cash provided by (used in) investing activities	—	(517)	34	(725)	—	(1,208)

Financing activities
Proceeds from long-term borrowings	—	1,225	—	—	—	1,225
Payments on long-term borrowings	(89)	(698)	(1)	—	—	(788)
Net change in short-term borrowings	—	—	—	(31)	—	(31)
Purchase of warrants	(28)	—	—	—	—	(28)
Proceeds from sale of call options	37	—	—	—	—	37
Net intercompany transactions	73	(73)	—	—	—	—
Debt financing fees	—	(10)	—	—	—	(10)
Other, net	2	—	—	—	—	2
Net cash provided by (used in) financing activities exclusive of vehicle programs	(5)	444	(1)	(31)	—	407

Vehicle programs:
Proceeds from borrowings	—	—	—	3,762	—	3,762
Payments on borrowings	—	—	—	(3,279)	—	(3,279)
Debt financing fees	—	—	—	(17)	—	(17)
	—	—	—	466	—	466
Net cash provided by (used in) financing activities	(5)	444	(1)	435	—	873
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	1	(85)	8	39	—	(37)
Cash and cash equivalents, beginning of period	5	102	—	499	—	606
Cash and cash equivalents, end of period	$6	$17	$8	$538	$—	$569

Three Months Ended March 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(6)	$(86)	$8	$334	$3	$253

Investing activities
Property and equipment additions	—	(5)	(7)	(8)	—	(20)
Proceeds received on asset sales	—	2	—	1	—	3
Other, net	4	(1)	—	(4)	—	(1)
Net cash provided by (used in) investing activities exclusive of vehicle programs	4	(4)	(7)	(11)	—	(18)

Vehicle programs:
Increase in program cash	—	—	—	(39)	—	(39)
Investment in vehicles	—	(1)	—	(3,052)	—	(3,053)
Proceeds received on disposition of vehicles	—	4	—	2,139	—	2,143
	—	3	—	(952)	—	(949)
Net cash provided by (used in) investing activities	4	(1)	(7)	(963)	—	(967)

Financing activities
Proceeds from long-term borrowings	—	624	—	—	—	624
Payments on long-term borrowings	(101)	(419)	(1)	1	—	(520)
Net change in short-term borrowings	—	—	—	(12)	—	(12)
Purchase of warrants	(13)	—	—	—	—	(13)
Proceeds from sale of call option	19	—	—	—	—	19
Net intercompany transactions	100	(99)	1	1	(3)	—
Debt financing fees	—	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities exclusive of vehicle programs	5	98	—	(10)	(3)	90

Vehicle programs:
Proceeds from borrowings	—	—	—	3,140	—	3,140
Payments on borrowings	—	—	—	(2,440)	—	(2,440)
Debt financing fees	—	—	—	(7)	—	(7)
	—	—	—	693	—	693
Net cash provided by (used in) financing activities	5	98	—	683	(3)	783
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	3	—	3
Net increase in cash and cash equivalents	3	11	1	57	—	72
Cash and cash equivalents, beginning of period	2	234	1	297	—	534
Cash and cash equivalents, end of period	$5	$245	$2	$354	$—	$606

18.	Subsequent Events

During April 2013, the Company completed an offering of $500 million of 5½% Senior Notes due 2023 in connection with a cash tender offer to purchase any and all of the outstanding $450 million of the 9⅝% notes due 2018 and a portion of its outstanding 9¾% notes due 2020. The 5½% Senior Notes due 2023 were issued at par and will pay interest semi-annually on April 1 and October 1. The tender offer expired on April 16, 2013, and approximately $326 million in aggregate principal amount of the 9⅝% notes due 2018 and approximately $26 million of the aggregate principal amount of the 9¾% notes due 2020 were purchased by the Company.

*    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2013 and form 10-K/A filed with the Securities and Exchange Commission on February 22, 2013 (together, the “2012 Form 10-K”). Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

OVERVIEW

Our Company

We operate two of the most recognized brands in the global vehicle rental industry, Avis and Budget, and the world’s leading car sharing network, Zipcar. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve, with a fleet of approximately 500,000 vehicles. We also license the use of the Avis and Budget trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate the Avis, Budget and/or Zipcar brands in approximately 175 countries throughout the world.

Our Segments

We categorize our operations into three reportable business segments: North America, consisting of our Avis and Budget car rental operations in the United States, our Avis and Budget vehicle rental operations in Canada, and our Zipcar car sharing operations; International, consisting of our Avis and Budget vehicle operations in Europe, the Middle East, Asia, Africa, South America, Central America, the Caribbean, Australia and New Zealand; and Truck Rental, consisting of our Budget truck rental operations in the United States. Our North America segment includes the financial results of Zipcar since our acquisition of such business in March 2013.

Business and Trends

Our revenues are derived principally from car and truck rentals in our Company-owned operations and include (i) time and mileage (“T&M”) fees charged to our customers for vehicle rentals, (ii) reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, which we pay in exchange for the right to operate at airports and other locations, (iii) sales of loss damage waivers and insurance and rentals of navigation units and other items in conjunction with vehicle rentals, (iv) membership revenue of our car sharing operations, and (v) royalty revenue from our licensees in conjunction with their vehicle rental transactions.

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

We believe that the following factors, among others, may affect and/or impact our financial condition and results of operations:

•	worldwide enplanements;

•	fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	changes in per-unit car fleet costs and in conditions in the used vehicle marketplace;

•	changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	our acquisitions and our integration of their operations and realization of synergies, particularly the integration of Zipcar and Avis Europe;

•	demand for car sharing services;

•	changes in the price of unleaded gasoline;

•	changes in currency exchange rates; and

•	demand for truck rentals.

Thus far in 2013, we have faced an uneven macroeconomic environment. Our rental volumes in North America have increased slightly amid a modest economic recovery, while rental demand in Europe has been constrained by an economic recession and socio-political issues there. In addition, we have elected to incur certain restructuring and other expenses as we work to integrate the operations of Avis Europe and to gain operational efficiencies.

We may pursue acquisitions or investments and could incur additional indebtedness to help fund such transactions, which could have a material impact on our operations, financial condition and liquidity. Due to uncertainties related to our business, there can be no assurance that we will be able to satisfy the covenants contained in our senior credit facility and our asset-backed car rental conduit facilities. Failure to comply with such covenants could significantly impact our liquidity if we were unable to obtain an amendment or waiver or were unable to refinance or replace such facilities. See “Risk Factors” set forth in Item 1A of our 2012 Form 10-K.

RESULTS OF OPERATIONS

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

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Our consolidated results of operations comprised the following:

	Three Months Ended March 31,
	2013	2012	Change
Net revenues	$1,691	$1,623	$68
Total expenses	1,748	1,649	99
Loss before income taxes	(57)	(26)	(31)
Benefit from income taxes	(11)	(3)	(8)
Net loss	$(46)	$(23)	$(23)

During first quarter 2013, our net revenues increased $68 million (4%) principally due to a 4% increase in T&M revenue driven by 4% growth in North America T&M revenue per day, excluding Zipcar, and a 2% increase in total rental days. The growth in revenues also includes a 4% increase in our ancillary revenues, primarily driven by sales of loss damage waivers and insurance products. Movements in currency exchange rates had virtually no effect on revenues in 2013 compared to 2012.

Total expenses increased $99 million (6%) primarily as a result of (i) a $68 million (21%) increase in vehicle depreciation and lease charges resulting from a 3% increase in our car rental fleet and an 18% increase in our per-unit fleet costs, (ii) a $38 million (4%) increase in our operating expenses and (iii) a $13 million increase in debt extinguishment costs. These increases were partially offset by (i) a $17 million (23%) decrease in vehicle interest expense due to lower borrowing costs and (ii) a $15 million (21%) decrease in interest expense on corporate debt. Our expenses were not materially impacted by currency exchange rates. As a result of the changes in revenues and expenses, and an $8 million increase in our benefit from income taxes, our net loss increased by $23 million. Our effective tax rates were a benefit of 19% and 12% for first quarter 2013 and 2012, respectively.

In the three months ended March 31, 2013, operating expenses increased slightly to 55.1% of revenue from 55.0% in the prior-year period. Vehicle depreciation and lease charges increased to 22.8% of revenue from 19.6% in first quarter 2012, principally due to higher per-unit fleet costs amid the expected normalization of used-car residual values. Selling, general and administrative costs decreased to 13.2% of revenue from 13.5% in first quarter 2012, reflecting our continued cost-reduction efforts. Vehicle interest costs declined to 3.4% of revenue, compared to 4.6% in the prior-year period, principally due to lower borrowing rates.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2013	2012	% Change	2013	2012	% Change
North America	$1,100	$1,038	6%	$90	$93	(3)%
International	515	510	1%	14	22	(36)%
Truck Rental	76	75	1%	(9)	1	*
Corporate and Other (a)	—	—	*	(12)	(4)	*
Total Company	$1,691	$1,623	4%	83	112	(26)%

Less: Non-vehicle related depreciation and amortization				34	32
Interest expense related to corporate debt, net:
Interest expense				58	73
Early extinguishment of debt				40	27
Transaction-related costs (b)				8	6
Loss before income taxes				$(57)	$(26)
__________

*	Not meaningful.

(a)
Includes unallocated corporate overhead and the elimination of transactions between segments. In first quarter 2013, we refined our allocation of corporate costs to reflect the benefit provided across our global segments. As a result, Corporate and Other segment includes $6 million of costs in the three months ended March 31, 2013 that were included in North America for the three months ended March 31, 2012.

(b)
For 2013, includes $8 million in costs primarily related to our acquisition of Zipcar and the integration of the operations of Avis Europe and, for 2012, includes $6 million in costs related to the integration of the operations of Avis Europe.

North America

Revenues increased $62 million (6%) and Adjusted EBITDA decreased $3 million (3%) during first quarter 2013 compared with first quarter 2012. Revenues increased primarily due to increased pricing and the acquisition of Zipcar. The decrease in Adjusted EBITDA was primarily due to higher fleet costs, offset by increased pricing and reduced vehicle interest expense.

The revenue increase of $62 million was comprised of a $54 million (7%) increase in T&M revenue and an $8 million (3%) increase in ancillary revenues including gasoline sales and customer recoveries. Excluding Zipcar, the increase in T&M revenue was principally the result of a 4% increase in T&M revenue per day while rental volumes also increased 1%. The increase in ancillary revenues primarily reflects increases in sales of insurance products and other items which, excluding Zipcar, increased 2% on a per-rental day basis.

Adjusted EBITDA was impacted by a $63 million (31%) increase in fleet depreciation and lease charges, reflecting a 28% increase in per-unit fleet costs and 3% growth in the size of the North America rental fleet. Adjusted EBITDA reflected a $14 million (5%) increase in certain expenses related to increased volumes, including agency-operator commissions, shuttling, credit card fees and other related costs, offset by an $18 million (27%) decrease in vehicle interest expense.

The acquisition of Zipcar in March 2013 contributed $14 million to revenues and $1 million to Adjusted EBITDA.

In the three months ended March 31, 2013, operating expenses were 51.7% of revenue, a decrease from 52.8% in the prior-year period, primarily due to higher pricing and our cost-reduction efforts. Vehicle depreciation and lease charges increased to 24.0% of revenue from 19.3% in the first quarter 2012, due to higher per-unit fleet costs. Selling, general and administrative costs decreased to 11.7% of revenue from 12.7% in the prior-year period. Vehicle interest costs declined to 4.2% of revenue compared to 6.2% in first quarter 2012, principally due to lower borrowing rates.

International

Revenues increased $5 million (1%) and Adjusted EBITDA decreased $8 million (36%) in first quarter 2013 compared to first quarter 2012. Revenues increased due to growth in ancillary revenues and the October 2012 acquisition of Apex Car Rentals, offset by reduced T&M revenue in our pre-existing operations. The decrease in Adjusted EBITDA was primarily due to higher operating costs.

The revenue increase of $5 million was comprised of a $10 million (6%) increase in ancillary revenues offset by a $5 million (1%) decrease in T&M revenue. Rental days increased 2%, while average pricing declined 4%. The total increase in revenue includes a $1 million decrease related to currency exchange rates.

Adjusted EBITDA reflected a $9 million (4%) increase in operating costs primarily due to inflationary increases, payroll taxes and employee benefits, and $4 million (5%) higher selling, general and administrative costs. These increases were partially offset by a $4 million reduction in restructuring expenses. Adjusted EBITDA also includes a $3 million (3%) increase in fleet depreciation and lease charges primarily related to 4% growth in our International rental fleet.

Apex Car Rentals (“Apex”) contributed $13 million to revenue and $5 million to Adjusted EBITDA in the first quarter, which has historically been a seasonably strong quarter for Apex.

In the three months ended March 31, 2013, operating expenses were 59.0% of revenue, an increase from 57.6% in the prior-year period, primarily due to inflationary cost increases and lower pricing. Vehicle depreciation and lease costs increased slightly to 21.3% of revenue from 20.9% in the first quarter 2012. Selling, general and administrative costs increased to 14.9% of revenue from 14.4% in the prior-year period, primarily due to increased marketing costs. Vehicle interest costs increased to 1.6% of revenue compared to 1.4% in first quarter 2012.

Truck Rental

Revenues increased $1 million and Adjusted EBITDA declined $10 million, in first quarter 2013 compared with first quarter 2012.

The increase in revenue was primarily due to a 4% increase in T&M revenue per day, partially offset by a 3% decrease in rental days. The decline in Adjusted EBITDA primarily reflected (i) $4 million in restructuring expenses, (ii) a $3 million increase in operating costs, primarily due to higher vehicle maintenance expense, and (iii) a $2 million increase in vehicle depreciation and lease charges, reflecting a 14% increase in per-unit fleet costs and a 6% increase in our average truck rental fleet.

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

FINANCIAL CONDITION

	March 31, 2013	December 31, 2012	Change
Total assets exclusive of assets under vehicle programs	$5,693	$5,119	$574
Total liabilities exclusive of liabilities under vehicle programs	5,777	5,197	580
Assets under vehicle programs	10,864	10,099	765
Liabilities under vehicle programs	10,086	9,264	822
Stockholders’ equity	694	757	(63)

Total assets exclusive of assets under vehicle programs increased approximately $574 million primarily due to the acquisition of Zipcar (see Note 4 to our Consolidated Condensed Financial Statements), and a $153 million increase in other current assets, largely related to a seasonal increase in taxes paid which are recoverable from government agencies (see Note 5 to our Consolidated Condensed Financial Statements).

Total liabilities exclusive of liabilities under vehicle programs increased $580 million primarily due to a $442 million increase in corporate debt, related to borrowings used to fund the acquisition of Zipcar, and a $125 million increase in accounts payable and other current liabilities primarily related to the timing of payment of sales taxes. See “Liquidity and Capital Resources—Debt and Financing Arrangements” regarding the changes in our corporate financings.

Assets under vehicle programs increased approximately $765 million principally related to the seasonal increase in the size of our vehicle rental fleet from December 31, 2012.

Liabilities under vehicle programs increased approximately $822 million, reflecting approximately $656 million additional borrowings and $203 million in vehicle payables to support the increase in our vehicle rental fleet. See “Liquidity and Capital Resources—Debt and Financing Arrangements” regarding the change in our debt related to vehicle programs.

Total stockholders’ equity decreased $63 million primarily due to our net loss of $46 million for the three months ended March 31, 2013 and currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.
During the three months ended March 31, 2013, we completed several corporate financing arrangements, borrowing $200 million under a floating rate term loan due 2019 and issuing €250 million of 6% Euro-denominated notes due 2021, using the proceeds primarily to fund our acquisition of Zipcar. Additionally, during the three months ended March 31, 2013, we repurchased $51 million of our 3½% convertible notes due 2014.

During the three months ended March 31, 2013, we also increased our borrowings under vehicle programs to fund an increase in our rental fleet to accommodate the seasonal increase in rental demand and completed a three-year, €500 million (approximately $640 million) European securitization program, which matures in 2016 and will be used to finance fleet purchases for a portion of our European operations.

CASH FLOWS

As of March 31, 2013, we had $569 million of cash on hand, a decrease of $37 million from $606 million at December 31, 2012. Our corporate indebtedness increased by $442 million from December 31, 2012 to March 31, 2013. The following table summarizes our cash flows:

	Three Months Ended March 31,
	2013	2012	Change
Cash provided by (used in):
Operating activities	$300	$253	$47
Investing activities	(1,208)	(967)	(241)
Financing activities	873	783	90
Effect of exchange rate changes	(2)	3	(5)
Net change in cash and cash equivalents	$(37)	$72	$(109)

During the three months ended March 31, 2013, we generated $47 million more cash from operating activities compared with the same period in 2012.

We used $241 million more cash in investing activities during the three months ended March 31, 2013 compared with the same period in 2012. This change primarily reflects the acquisition of Zipcar. The use of cash for the acquisition was partially offset by the activities of our vehicle programs, in which we used $208 million less cash in 2013, primarily due to an increase in proceeds received on the disposition of vehicles.

We generated $90 million more cash from financing activities during the three months ended March 31, 2013 compared with the same period in 2012. This change primarily reflects a $317 million increase in net proceeds from corporate borrowings and related activity partially offset by a $227 million decrease in cash provided under our vehicle programs’ financing activities primarily due to a net decrease in borrowings made during the quarter.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2013, we had approximately $10.8 billion of indebtedness (including corporate indebtedness of approximately $3.3 billion and debt under vehicle programs of approximately $7.5 billion).

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	March 31, 2013	December 31, 2012	Change
Floating rate notes (b)	May 2014	$250	$250	$—
3½% convertible notes (c)	October 2014	77	128	(51)
Floating rate term loan (a) (d)	May 2016	48	49	(1)
4⅞% notes	November 2017	300	300	—
9⅝% notes	March 2018	446	446	—
8¼% notes	January 2019	730	730	—
Floating rate term loan (a) (e)	March 2019	894	689	205
9¾% notes	March 2020	250	250	—
6% Euro-denominated notes	March 2021	320	—	320
		3,315	2,842	473
Other		32	63	(31)
		$3,347	$2,905	$442
__________

(a)
The floating rate term loans are part of our senior credit facility, which also includes our revolving credit facility maturing 2016, and is secured by pledges of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(b)	As of March 31, 2013, the floating rate notes due 2014 bear interest at three-month LIBOR, plus 250 basis points, for an aggregate rate of 2.79%.

(c)	The 3½% convertible notes due 2014 are convertible by the holders into approximately 5 million shares of our common stock as of March 31, 2013.

(d)	As of March 31, 2013, the floating rate term loan due 2016 bears interest at three-month LIBOR, plus 300 basis points, for an aggregate rate of 3.31%.

(e)	As of March 31, 2013, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 1.0%, plus 275 basis points, for an aggregate rate of 3.75%.

The following table summarizes the components of our debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”)):

	As of March 31, 2013	As of December 31, 2012	Change
Debt due to Avis Budget Rental Car Funding (a)	$5,873	$5,203	$670
Budget Truck financing	236	253	(17)
Capital leases	298	315	(17)
European securitization	142	—	142
Other	913	1,035	(122)
	$7,462	$6,806	$656
__________

(a)	The increase principally reflects increased borrowings to fund an increase in the size of our U.S. car rental fleet.

As of March 31, 2013, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,500	$—	$750	$750
Other facilities (b)	9	3	—	6
 __________

(a)
This revolving credit facility matures in 2016 and bears interest of one-month LIBOR, plus 300 basis points. The senior credit facility, which encompasses our floating rate term loans and the revolving credit facility, is secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and 65% of the capital stock of each foreign subsidiary directly owned by our domestic subsidiaries, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.50% to 5.80% as of March 31, 2013.
The following table presents available funding under our debt arrangements related to our vehicle programs at March 31, 2013:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Debt due to Avis Budget Rental Car Funding (b)	$7,403	$5,873	$1,530
Budget Truck financing (c)	277	236	41
Capital leases	465	298	167
European securitization (d)	641	142	499
Other (e)	1,458	913	545
	$10,244	$7,462	$2,782
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $7.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $375 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $442 million of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $1.3 billion of underlying vehicles and related assets.
The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of March 31, 2013, can be found in Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

As discussed above, as of March 31, 2013, we have cash and cash equivalents of $569 million, available borrowing capacity under our revolving credit facility of $750 million and available capacity under our vehicle programs of approximately $2.8 billion.

Our liquidity position may be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including Ford Motor Company, General Motors Company, Chrysler Group LLC, PSA Peugeot Citroën, Volkswagen Group, Kia Motors America, Toyota Motor Corporation, Renault S.A., Subaru of America, Inc., and Fiat Group Automobiles S.p.A., being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market and (v) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor their respective obligations under the agreements governing the Separation.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings. The financial covenants of our senior credit facility include maximum leverage and minimum coverage ratio requirements. As of March 31, 2013, we were in compliance with the financial covenants in our senior credit facility. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2012 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2012 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $680 million from December 31, 2012, to approximately $4.4 billion at March 31, 2013. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2012 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, business combinations, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2013 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices.

We manage our exposure to market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, particularly swap contracts, futures and options contracts, to manage and reduce the interest rate risk related to our debt; foreign currency forward contracts to manage and reduce currency exchange-rate risk; and derivative commodity instruments to manage and reduce the risk of changing unleaded gasoline prices.

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

We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. Based on our currency forward contracts as of March 31, 2013, we estimate that a 10% change in currency exchange rates would not have a material impact on our earnings. Because gains or losses related to currency forward contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these currency forward contracts and the underlying exposures do not create a material impact to our results of operations, balance sheet or liquidity.

Interest Rate Risk Management

Our primary interest rate exposure at March 31, 2013, was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of March 31, 2013, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our results of operations, balance sheet or liquidity.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended March 31, 2013.

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period ended March 31, 2013.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In October 2009, a judgment was entered against us for damages related to breach of contract in the amount of $16 million in Alaska Rent A Car, Inc. v. Cendant Corp., et al., in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003 by our licensee, Alaska Rent-A-Car, involved breach of contract and other claims related to the acquisition of our Budget vehicle rental business in 2002. In addition to the judgment for damages, in June 2010 the district court also entered an order against the Company in the amount of $3 million, in favor of the plaintiff’s motions for pre-judgment interest and attorneys’ fees. We filed an appeal of the judgment and the award of attorneys’ fees with the United States Court of Appeals for the Ninth Circuit. In March 2013, the Court of Appeals issued an opinion affirming the ruling of the district court. We are continuing to pursue our appeal.

In January 2013, six putative class actions were filed in the Delaware Chancery Court and two putative class actions were filed in Massachusetts state court, all of which arose out of the proposed acquisition of Zipcar by the Company. The complaints all generally allege that Zipcar’s board of directors breached its fiduciary duties of care and loyalty by failing to take steps to maximize the value of Zipcar for its public shareholders and that the Company aided and abetted the breaches of fiduciary duties by Zipcar’s board of directors. The complaints seek injunctive relief or rescission of the transaction (in the event the proposed transaction has already been consummated) and compensatory damages, as well as costs and disbursements, including reasonable attorneys’ and experts’ fees. The Delaware cases were consolidated into a single case, and plaintiffs in the Massachusetts cases agreed to seek any pre-closing relief in the Delaware Chancery Court. In February 2013, the parties signed and filed in the Delaware court a memorandum of understanding (“MOU”) to settle the lawsuits. In the MOU, the defendants agreed that Zipcar would make certain additional disclosures related to the proposed merger, and would waive a provision of the confidentiality agreement between Zipcar and one of its other potential acquirers that would prohibit that party from requesting a waiver of its standstill obligations under the confidentiality agreement. The MOU contemplates that the parties will enter into a stipulation of settlement, which would be subject to customary conditions, including court approval.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: May 7, 2013
/s/ David B. Wyshner
David B. Wyshner
Senior Executive Vice President and
Chief Financial Officer

Date: May 7, 2013
/s/ Izilda P. Martins
Izilda P. Martins
Senior Vice President and
Acting Chief Accounting Officer
Exhibit Index

Exhibit No.	Description
4.1
Indenture dated as of March 7, 2013 among Avis Budget Finance, plc, as Issuer, the Guarantors from time to time parties thereto, Bank of Nova Scotia Trust Company of New York as Trustee and Citibank, N.A., London Branch, as paying agent and note registrar (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 11, 2013).

4.2	Form of 6.0% Senior Notes Due 2021 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 11, 2013).
10.1	AESOP I Operating Sublease Agreement dated as of March 26, 2013 between Zipcar, Inc. and Avis Budget Car Rental, LLC.
10.2
Amendment Letter, dated March 19, 2013, to the Framework Agreement dated March 5, 2013 and the Master Definitions Agreement dated March 5, 2013 between, among others, Avis Finance Company Limited, Avis Budget Italia S.p.A. FleetCo S.A.p.A., FinCar Fleet B.V. and Avis Budget Italia S.p.A., Avis Budget Car Rental, LLC, Avis Budget EMEA Limited, Avis Alquile un Coche S.A., Avis Budget Autovermietung GmbH & Co. KG, Crédit Agricole Corporate and Investment Bank the Initial Senior Noteholders named therein, and Deutsche Trustee Company Limited.

10.3
Series 2013-1 Supplement, dated as of February 13, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2013-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2013).

10.4
Fifth Amendment, dated as of February 15, 2013, to the Amended and Restated Credit Agreement dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2013).

10.5
Sixth Amendment, dated as of March 4, 2013, to the Amended and Restated Credit Agreement dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 5, 2013).

10.6
Issuer Note Facility Agreement dated March 5, 2013 among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, the Initial Senior Noteholders listed therein, Deutsche Trustee Company Limited, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.7
Subordinated Loan Agreement dated March 5, 2013, among CarFin Finance International Limited, Deutsche Bank AG, London Branch, Deutsche Trustee Company Limited, and Avis Finance Company Ltd as Subordinated Lender (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 11, 2013).*

10.8
Framework Agreement dated March 5, 2013 among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, the Initial Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 11, 2013).*

10.9
Master Definitions Agreement dated March 5, 2013, among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, the Initial Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 11, 2013).*

10.10
Fleetco Italian Facility Agreement dated March 5, 2013, among CarFin Finance International Limited, Avis Budget Italia S.p.A., Fleet Co. S.A.p.A., Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Deutsche Bank AG, London Branch and Avis Finance Company Limited (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.11
Fleetco Spanish Facility Agreement dated March 5, 2013, among CarFin Finance International Limited, FinCar Fleet B.V., Sucursal en España, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.12
Fleetco German Facility Agreement dated March 5, 2013, among CarFin Finance International Limited, FinCar Fleet B.V., Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.13
Master German Fleet Purchase Agreement dated March 5, 2013 among FinCar Fleet B.V., Avis Budget Autovermietung Gmbh & Co. Kg, and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.14
Spanish Master Lease Agreement dated March 5, 2013, among FinCar Fleet B.V., Sucursal en España, Avis Alquile un Coche, S.A. and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.15
Amended and Restated Italian Master Lease Agreement dated March 5, 2013 among Avis Budget Italia S.p.A., Fleet Co. S.A.p.A., Avis Budget Italia S.p.A. and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.16
Spanish Servicing Agreement dated March 5, 2013 among FinCar Fleet B.V., Sucursal en España, Avis Alquile un Coche, S.A. and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated March 11, 2013).*

10.17
Amended and Restated Italian Servicing Agreement dated March 5, 2013 among Avis Budget Italia S.p.A., Fleet Co. S.A.p.A., Avis Budget Italia S.p.A. and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated March 11, 2013).*

10.18
Finco Payment Guarantee dated March 5, 2013, among Avis Finance Company Limited in favor of FinCar Fleet B.V., FinCar Fleet B.V., Sucursal en España, Avis Budget Italia S.p.A. Fleet Co. S.A.p.A. and Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.19
Avis Europe Payment Guarantee dated March 5, 2013, among Avis Budget EMEA Limited in favor of Deutsche Trustee Company Limited (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.20
Purchase Agreement, dated as of February 28, 2013, by and among Avis Budget Finance, plc, as issuer, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Citigroup Global Markets Limited, for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2013).

10.21
Purchase Agreement, dated as of March 19, 2013, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2013).

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
__________

*
Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.