Form 10-Q
period 2013-06-30
AVIS BUDGET GROUP, INC.
filed 2013-08-07
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

The number of shares outstanding of the issuer’s common stock was 108,061,448 shares as of July 31, 2013.

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

•
risks relating to our March 2013 acquisition of Zipcar, Inc. (“Zipcar”), including our ability to realize the synergies contemplated by the transaction and our ability to promptly and efficiently integrate the businesses of Zipcar and Avis Budget Group, Inc.;

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

•
our failure or inability to comply with laws, regulations or contractual obligations or any changes in laws, regulations or contractual obligations, including with respect to personally identifiable information and taxes;

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2012 Annual Report on Form 10-K may contain forward-looking statements and involve uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such statements are based upon assumptions and known risks and uncertainties.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Vehicle rental	$1,438	$1,334	$2,654	$2,502
Other	564	532	1,039	987
Net revenues	2,002	1,866	3,693	3,489

Expenses
Operating	1,007	953	1,937	1,847
Vehicle depreciation and lease charges, net	476	334	863	652
Selling, general and administrative	274	233	498	452
Vehicle interest, net	66	80	123	153
Non-vehicle related depreciation and amortization	37	29	71	62
Interest expense related to corporate debt, net:
Interest expense	55	69	114	142
Early extinguishment of debt	91	23	131	50
Transaction-related costs	19	4	26	10
Restructuring expense	15	12	25	19
Total expenses	2,040	1,737	3,788	3,387

Income (loss) before income taxes	(38)	129	(95)	102
Provision for (benefit from) income taxes	(10)	50	(21)	46

Net income (loss)	$(28)	$79	$(74)	$56

Comprehensive income (loss)	$(65)	$32	$(134)	$53

Earnings (loss) per share
Basic	$(0.26)	$0.74	$(0.69)	$0.52
Diluted	$(0.26)	$0.66	$(0.69)	$0.47

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$503	$606
Receivables, net	691	553
Deferred income taxes	153	146
Other current assets	599	405
Total current assets	1,946	1,710

Property and equipment, net	560	529
Deferred income taxes	1,329	1,454
Goodwill	652	375
Other intangibles, net	902	731
Other non-current assets	345	320
Total assets exclusive of assets under vehicle programs	5,734	5,119

Assets under vehicle programs:
Program cash	139	24
Vehicles, net	12,099	9,274
Receivables from vehicle manufacturers and other	162	439
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	362
	12,762	10,099
Total assets	$18,496	$15,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,601	$1,421
Short-term debt and current portion of long-term debt	221	57
Total current liabilities	1,822	1,478

Long-term debt	3,195	2,848
Other non-current liabilities	875	871
Total liabilities exclusive of liabilities under vehicle programs	5,892	5,197

Liabilities under vehicle programs:
Debt	2,371	1,603
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,986	5,203
Deferred income taxes	2,074	2,163
Other	527	295
	11,958	9,264
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 million shares; issued 137,081,056 and 137,081,056 shares	1	1
Additional paid-in capital	7,912	8,211
Accumulated deficit	(2,450)	(2,376)
Accumulated other comprehensive income	50	110
Treasury stock, at cost—28,579,218 and 30,027,146 shares	(4,867)	(5,189)
Total stockholders’ equity	646	757
Total liabilities and stockholders’ equity	$18,496	$15,218

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income (loss)	$(74)	$56

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	808	694
Gain on sale of vehicles, net	(2)	(99)
Non-vehicle related depreciation and amortization	71	62
Amortization of debt financing fees	22	31
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(113)	(83)
Income taxes and deferred income taxes	(44)	18
Accounts payable and other current liabilities	31	(9)
Other, net	175	52
Net cash provided by operating activities	874	722

Investing activities
Property and equipment additions	(56)	(49)
Proceeds received on asset sales	7	13
Net assets acquired, net of cash acquired	(476)	(5)
Other, net	50	(2)
Net cash used in investing activities exclusive of vehicle programs	(475)	(43)

Vehicle programs:
Increase in program cash	(111)	(61)
Investment in vehicles	(7,306)	(6,938)
Proceeds received on disposition of vehicles	4,434	4,077
	(2,983)	(2,922)
Net cash used in investing activities	(3,458)	(2,965)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Six Months Ended June 30,
	2013	2012
Financing activities
Proceeds from long-term borrowings	2,725	654
Payments on long-term borrowings	(2,338)	(853)
Net change in short-term borrowings	10	(1)
Purchases of warrants	(29)	(26)
Proceeds from sale of call options	40	38
Debt financing fees	(28)	(9)
Other, net	2	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	382	(197)

Vehicle programs:
Proceeds from borrowings	8,191	7,172
Payments on borrowings	(6,055)	(4,802)
Debt financing fees	(20)	(11)
	2,116	2,359
Net cash provided by financing activities	2,498	2,162

Effect of changes in exchange rates on cash and cash equivalents	(17)	1

Net decrease in cash and cash equivalents	(103)	(80)
Cash and cash equivalents, beginning of period	606	534
Cash and cash equivalents, end of period	$503	$454

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Unless otherwise noted, all dollar amounts in tables are in millions, except per share amounts)

1.	Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

Avis Budget Group, Inc. provides car and truck rentals and ancillary services to businesses and consumers worldwide. The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries (“Avis Budget”), as well as entities in which Avis Budget directly or indirectly has a controlling financial interest (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial reporting.

The Company operates the following business segments:

•	North America—provides car rentals in the United States and vehicle rentals in Canada, as well as ancillary products and services, and operates the Company’s Zipcar car sharing business.

•
International—provides, and licenses the Company’s brands to third parties for, vehicle rentals and ancillary products and services primarily in Europe, the Middle East, Asia, Africa, South America, Central America, the Caribbean, Australia and New Zealand.

•	Truck Rental—provides truck rentals and ancillary products and services to consumers and commercial users in the United States.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K and Form 10-K/A.

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

Transaction-related Costs. The Company completed the acquisition of Zipcar on March 14, 2013. During the three and six months ended June 30, 2013, transaction-related costs primarily include expenses related to the integration of Avis Europe’s operations with the Company’s and costs related to the acquisition and integration of Zipcar. In the three and six months ended June 30, 2012, transaction-related costs primarily included expenses related to the integration of Avis Europe’s operations with the Company’s.

Currency Transactions. The Company records the gain or loss of foreign-currency transactions on certain intercompany loans and gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three and six months ended June 30, 2013, the Company recorded losses of $3 million and $7 million, respectively, on such items. In the three and six months ended June 30, 2012, the Company recorded losses of $3 million and $9 million, respectively, on such items.

Adoption of New Accounting Standards

On January 1, 2013, as a result of the issuance of a new accounting pronouncement, the Company adopted, as required, Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires companies to disclose additional information about amounts reclassified out of accumulated other comprehensive income by component. The adoption of this pronouncement resulted in incremental disclosure about activity and amounts reclassified out of accumulated other comprehensive income.

2.	Restructuring Activities

During fourth quarter 2012, the Company initiated a strategic restructuring initiative to better position the business of its Truck Rental segment, in which it will close certain rental locations and decrease the size of the rental fleet, which the Company believes will increase fleet utilization and reduce costs. During the six months ended June 30, 2013, as part of this process, the Company recorded restructuring expense of $13 million. The Company expects further restructuring expenses of approximately $9 million to be incurred in 2013 related to this initiative.

In 2011, the Company implemented a restructuring initiative to identify synergies across the Company, enhance organizational efficiencies and consolidate and rationalize processes and facilities. During the six months ended June 30, 2013, as part of this process, the Company formally communicated the termination of employment to approximately 240 employees and recorded $12 million of expense in connection with these initiatives. These expenses primarily represent severance, outplacement services and other costs associated with employee terminations. As of June 30, 2013, the Company has terminated approximately 150 of these employees. The Company expects further restructuring expenses of approximately $22 million to be incurred in 2013.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reportable segments, and by category, for restructuring expenses and corresponding payments and utilizations:

	North America	International	Truck Rental	Total
Balance as of January 1, 2013	$1	$12	$—	$13
Restructuring expense	3	9	13	25
Cash payment/utilization	(2)	(13)	(13)	(28)
Balance as of June 30, 2013	$2	$8	$—	$10

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2013	$12	$1	$—	$13
Restructuring expense	11	1	13	25
Cash payment/utilization	(15)	—	(13)	(28)
Balance as of June 30, 2013	$8	$2	$—	$10
__________

(a)	Includes expenses related to the disposition of vehicles.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) for basic EPS	$(28)	$79	$(74)	$56
Convertible note interest, net of tax	—	1	—	3
Net income (loss) for diluted EPS	$(28)	$80	$(74)	$59

Basic weighted average shares outstanding	108.4	106.7	108.0	106.3
Options, warrants and non-vested stock (a) (b)	—	1.8	—	1.9
Convertible debt (c)	—	13.4	—	16.6
Diluted weighted average shares outstanding	108.4	121.9	108.0	124.8

Earnings (loss) per share:
Basic	$(0.26)	$0.74	$(0.69)	$0.52
Diluted	$(0.26)	$0.66	$(0.69)	$0.47
__________

(a)
As the Company incurred a net loss for the three and six months ended June 30, 2013, 1.2 million outstanding options, 4.6 million warrants and 3.5 million non-vested stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

(b)
For the three and six months ended June 30, 2012, 0.2 million outstanding options, 8.9 million warrants and 1.2 million non-vested stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

(c)
As the Company incurred a net loss for the three and six months ended June 30, 2013, 4.6 million issuable shares underlying the 3½% convertible notes due 2014 have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

4.	Acquisitions

Zipcar

On March 14, 2013, the Company completed the acquisition of the entire issued share capital of Zipcar, the leading car sharing company, for $473 million, net of acquired cash. The acquisition increased the Company’s growth potential and its ability to better serve a greater variety of customer transportation needs.

The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s North America segment. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change (for up to one year from the acquisition date). In connection with this acquisition, $190 million was recorded in identifiable intangible assets (consisting of $112 million related to trademarks and $78 million related to customer relationships) and $275 million was recorded in goodwill. The trademark assets are indefinite-lived and the customer relationship intangibles will be amortized over an estimated life of 8 years. Zipcar’s historical revenues and earnings would not have been material to the Company’s results.

Apex Car Rentals

In October 2012, the Company completed the acquisition of the assets of Apex Car Rentals (“Apex”), a leading deep-value car rental company in New Zealand and Australia, operating a fleet of approximately 4,000 rental vehicles. In conjunction with the acquisition, the Company paid $63 million in cash (including the acquisition of fleet) and agreed to the payment of contingent consideration with an estimated acquisition date fair value of $9 million. The contingent consideration consists of a maximum of $26 million in additional payments that are contingent on Apex’ future financial performance, and the fair value of the contingent consideration at the acquisition date was estimated by utilizing a Monte Carlo simulation technique, based on a range of possible future results. The preliminary allocation of the purchase price of Apex principally includes vehicles of $33 million, trademarks of $21 million and goodwill of $16 million, which were allocated to the Company’s International segment. The goodwill is not expected to be deductible for tax purposes. The fair values of certain tangible assets acquired, identifiable intangible assets, and goodwill are not yet finalized and are subject to change. Apex’ historical revenues and earnings would not have been material to the Company’s results.

5.	Other Current Assets

Other current assets consisted of:

	As of	As of
	June 30,	December 31,
	2013	2012
Sales and use taxes	$246	$108
Prepaid expenses	199	174
Other	154	123
Other current assets	$599	$405

6.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$254	$45	$209	$257	$39	$218
Customer relationships (a)	164	26	138	86	19	67
Other	2	1	1	2	1	1
Total	$420	$72	$348	$345	$59	$286

Unamortized Intangible Assets
Goodwill (a)	$652			$375
Trademarks (a)	$554			$445
__________

(a)	The increases in carrying amounts primarily relate to the acquisition of Zipcar.

Amortization expense relating to all intangible assets was approximately $7 million and $4 million during second quarter 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, amortization expense was approximately $12 million and $10 million, respectively. Based on the Company’s amortizable assets at June 30, 2013, the Company expects amortization expense of approximately $14 million for the remainder of 2013 and approximately $28 million for each of the five fiscal years thereafter.

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

Debt Instruments

The carrying amounts and estimated fair values of debt instruments were as follows:

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Corporate debt
Short-term debt and current portion of long-term debt	$221	$221	$57	$58
Long-term debt, excluding convertible debt	3,120	3,193	2,720	2,903
Convertible debt	75	138	128	171

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (AESOP) LLC	$6,986	$7,085	$5,203	$5,391
Vehicle-backed debt	2,363	2,370	1,599	1,613
Interest rate swaps and interest rate contracts (b)	8	8	4	4
 __________

(a)	The fair value measurements are based on significant observable inputs (Level 2).

(b)	Derivatives in a liability position.

Net Investment Hedge

The Company has designated its 6% Euro-denominated notes issued March 2013 as a hedge of its net investment in Euro-denominated foreign operations. The Company records the effective portion of the gain or loss on this net investment hedge, net of taxes, in accumulated other comprehensive income as part of currency translation adjustments. For the three months ended June 30, 2013, the Company has recorded a $3 million loss, net of tax, in accumulated other comprehensive income and for the six months ended June 30, 2013, this amount was not material. Any ineffective portion of the net investment hedge is immediately reclassified from accumulated other comprehensive income into earnings. There was no ineffectiveness during the three and six months ended June 30, 2013 and the Company does not expect to reclassify any amounts from accumulated other comprehensive income into earnings over the next 12 months.

Derivative Instruments and Hedging Activities

The Company uses foreign exchange contracts to manage its exposure to changes in currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the Australian, Canadian and New Zealand dollars, the Euro and the British pound sterling. These forward contracts do not qualify for hedge accounting treatment; however, the fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they economically hedge.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. The Company estimates that the amount of gains or losses currently recorded in accumulated other comprehensive income which will be recognized in earnings over the next 12 months is not material.

From time to time, the Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that such derivatives are in a liability position. The aggregate fair value of such derivatives and the aggregate fair value of assets needed to settle these derivatives as of June 30, 2013 was approximately $5 million, for which the Company has posted cash collateral in the normal course of business.

As of June 30, 2013, the Company held derivative instruments with absolute notional values as follows:

As of
June 30, 2013
Interest rate caps (a)	$6,798
Interest rate swaps	793
Foreign exchange forward contracts	554
Foreign exchange swaps	492
__________

(a)
Represents $4.6 billion of interest rate caps sold, partially offset by approximately $2.2 billion of interest rate caps purchased, which amount excludes $2.4 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”) subsidiary.

As of June 30, 2013, the Company also had commodity contracts for the purchase of 6 million gallons of unleaded gasoline.

The Company used significant observable inputs (Level 2 inputs) to determine the fair value of its derivative assets and liabilities. Derivatives entered into by the Company are typically executed over-the-counter and are valued using various valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The principal techniques used to value these instruments are discounted cash flows and Black-Scholes option valuation models. These models take into account a variety of factors including, where applicable, maturity, commodity prices, interest rate yield curves of the Company and counterparties, credit curves, counterparty creditworthiness and currency exchange rates. These factors are applied on a consistent basis and are based upon observable inputs.

Fair values of derivative instruments were as follows:

	As of June 30, 2013		As of December 31, 2012
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$—	$—	$1

Derivatives not designated as hedging instruments
Currency exchange contracts (b)	24	5	3	8
Interest rate contracts (c)	3	8	—	4
Interest rate swaps (a)	—	5	—	12
Commodity contracts	—	—	—	—
Total	$27	$18	$3	$25
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 14—Stockholders’ Equity.

(a)	Included in other non-current liabilities.

(b)	Included in other current assets and other current liabilities.

(c)	Included in assets under vehicle programs and liabilities under vehicle programs.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1	$4	$1	$11

Derivatives not designated as hedging instruments (b)
Currency exchange contracts (c)	34	6	35	2
Commodity contracts (d)	(2)	(5)	—	1
Interest rate contracts (e)	4	(3)	7	(8)
Total	$37	$2	$43	$6
__________

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)
For the three months ended June 30, 2013, included a $30 million gain in interest expense and a $4 million gain in operating expenses. For the six months ended June 30, 2013, included a $29 million gain in interest expense and a $6 million gain in operating expenses. For the three and six months ended June 30, 2012, amounts were included in operating expenses.

(d)	Included in operating expense.

(e)	Included in interest expense.

8.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	June 30,	December 31,
	2013	2012
Rental vehicles	$13,263	$10,000
Less: Accumulated depreciation	(1,381)	(1,345)
	11,882	8,655
Vehicles held for sale	217	619
Vehicles, net	$12,099	$9,274

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation expense	$455	$363	$808	$694
Lease charges	23	30	57	57
Gain on sales of vehicles, net	(2)	(59)	(2)	(99)
Vehicle depreciation and lease charges, net	$476	$334	$863	$652

9.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2013 is a benefit of 22.1%. Such rate differs from the Federal statutory rate of 35.0% primarily due to the treatment of a portion of the expenses for the early extinguishment of corporate debt and certain transaction-related costs.

The Company’s effective tax rate for the six months ended June 30, 2012 was a provision of 45.1%. Such rate differed from the Federal statutory rate of 35.0% primarily due to the treatment of a portion of the expenses for the early extinguishment of corporate debt.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2013	2012
Accounts payable	$376	$309
Accrued payroll and related	179	198
Accrued sales and use taxes	171	148
Deferred income - current	138	60
Public liability and property damage insurance liabilities – current	129	132
Advertising and marketing	88	82
Income taxes payable – current	47	58
Other	473	434
Accounts payable and other current liabilities	$1,601	$1,421

11.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	June 30,	December 31,
		2013	2012
Floating rate notes (a)	May 2014	$150	$250
3½% convertible notes (c)	October 2014	75	128
Floating rate term loan (b) (d)	May 2016	47	49
4⅞% notes	November 2017	300	300
9⅝% notes	March 2018	—	446
8¼% notes	January 2019	730	730
Floating rate term loan (b) (e)	March 2019	994	689
9¾% notes	March 2020	224	250
6% Euro-denominated notes	March 2021	325	—
5½% notes	April 2023	500	—
		3,345	2,842
Other		71	63
Total		3,416	2,905
Less: Short-term debt and current portion of long-term debt		221	57
Long-term debt		$3,195	$2,848
__________

(a)	As of June 30, 2013, the floating rate notes due 2014 bear interest at three-month LIBOR, plus 250 basis points, for an aggregate rate of 2.78%.

(b)
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

(c)	As of June 30, 2013, the 3½% convertible notes are convertible by the holders into approximately 5 million shares of the Company’s common stock.

(d)	As of June 30, 2013, the floating rate term loan due 2016 bears interest at three-month LIBOR, plus 300 basis points, for an aggregate rate of 3.28%.

(e)	As of June 30, 2013, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%.

In March 2013, the Company issued €250 million of 6% senior notes due 2021, at face value. The notes pay interest semi-annually on March 1 and September 1 of each year, beginning in September 2013. The notes are unsecured obligations of the Company’s Avis Budget Finance plc subsidiary, are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries and rank equally with all of the Company’s existing senior unsecured debt. The Company has the right to redeem these notes in whole or in part on or after April 1, 2016 at specified redemption prices, plus any accrued and unpaid interest. The Company used the proceeds from the issuance to partially fund the acquisition of Zipcar.

In April 2013, the Company completed an offering of $500 million of 5½% senior notes due 2023. The notes were issued at par and pay interest semi-annually on April 1 and October 1 of each year, beginning on October 1, 2013. The notes are unsecured obligations of the Company’s Avis Budget Car Rental, LLC (“ABCR”) subsidiary are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries and rank equally with all of the Company’s existing senior unsecured debt. The Company has the right to redeem these notes in whole or in part on or after April 1, 2018 at specified redemption prices, plus any accrued and unpaid interest.

In connection with the issuance of the 5½% senior notes due 2023, the Company completed a cash tender offer to purchase any and all of the outstanding $450 million 9⅝% notes due 2018 and a portion of its outstanding 9¾% notes due 2020. The tender offer expired in April 2013 and approximately $326 million in aggregate principal amount of the 9⅝% notes due 2018 and approximately $26 million of the aggregate principal amount of the 9¾% notes due 2020 were purchased by the Company for $398 million plus accrued interest. In June 2013, the Company redeemed the remaining $124 million principal amount of the 9⅝% notes due 2018 for $139 million plus accrued interest.

During the six months ended June 30, 2013, the Company twice amended its Amended and Restated Credit Agreement, dated as of May 3, 2011 (the “Credit Agreement”) to issue, in aggregate, an additional $300 million of term loan due 2019 (the “New Term Loan”). A portion of the proceeds were used to partially fund the acquisition of Zipcar. The New Term Loan has a committed aggregate principal amount of $1.0 billion and bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points.

During the six months ended June 30, 2013, the Company repurchased approximately $53 million of its 3½% convertible notes for approximately $93 million, plus accrued interest, and repaid $100 million of its floating rate notes due 2014 at face value plus accrued interest.
In connection with debt amendments and repayments during the six months ended June 30, 2013, the Company recorded $131 million in debt extinguishment costs.

Committed Credit Facilities and Available Funding Arrangements

At June 30, 2013, the committed credit facilities available to the Company and/or its subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,500	$—	$1,069	$431
Other facilities (b)	12	2	—	10
__________

(a)
This revolving credit facility matures in 2016 and bears interest of one-month LIBOR, plus 300 basis points. The Company’s senior credit facility, which encompasses the floating rate term loans due 2016 and 2019 and the revolving credit facility, is secured by pledges of all of the capital stock of all of the Company’s domestic subsidiaries and 65% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.50% to 5.80% as of June 30, 2013.

At June 30, 2013, the Company had various uncommitted credit facilities available, under which it had drawn approximately $50 million, which bear interest at rates between 0.44% and 8.22%.

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility contains maximum leverage and minimum interest coverage ratio requirements. As of June 30, 2013, the Company was in compliance with the financial covenants of its senior credit facility.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	As of	As of
	June 30,	December 31,
	2013	2012
North America - Debt due to Avis Budget Rental Car Funding (a)	$6,986	$5,203
North America - Canadian borrowings (a)	631	353
International - Debt borrowings (a)	912	679
International - Capital leases (a)	455	315
Truck Rental - Debt borrowings	257	253
Other	116	3
Total	$9,357	$6,806
__________

(a)	The increase principally reflects increased borrowing to fund a seasonal increase in the size of the Company’s car rental fleet.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at June 30, 2013:

Vehicle- Backed Debt
Within 1 year (a)	$942
Between 1 and 2 years	4,081
Between 2 and 3 years	1,367
Between 3 and 4 years	1,406
Between 4 and 5 years	1,076
Thereafter	485
Total	$9,357
 __________

(a)	Vehicle-backed debt maturing within one year includes term asset-backed securities of approximately $545 million and bank and bank-sponsored borrowings of $397 million.

As of June 30, 2013, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
North America - Debt due to Avis Budget Rental Car Funding (b)	$7,291	$6,986	$305
North America - Canadian borrowings (c)	727	631	96
International - Debt borrowings (d)	1,321	912	409
International - Capital leases	527	455	72
Truck Rental - Debt borrowings (e)	259	257	2
Other (f)	135	116	19
Total	$10,260	$9,357	$903
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $833 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.3 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $432 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $182 million of underlying vehicles and related assets.

In March 2013, the Company entered into a three-year, €500 million (approximately $650 million) European rental fleet securitization program, which matures in 2016 and will be used to finance fleet purchases for certain of the Company’s European operations.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2013, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In October 2009, a judgment was entered against the Company in the amount of $16 million following the completion of a jury trial for damages related to breach of contract in the United States District Court for the District of Alaska. The lawsuit, which was filed in 2003, involved breach of contract and other claims by one of the Company’s licensees related to the Company’s acquisition of its Budget vehicle rental business in 2002. The Company believes the verdict in this case is unsupported by the evidence. In addition to the judgment for damages, in June 2010, the district court also entered an order against the Company in the amount of $3 million, in favor of the plaintiff’s motions for pre-judgment interest and attorneys’ fees. The Company filed an appeal of the judgment and attorneys’ fees awarded with the United States Court of Appeals for the Ninth Circuit. In March 2013, the Court of Appeals issued an opinion affirming the ruling of the district court. The Company is continuing to pursue its appeal.

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

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $2.5 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of June 30, 2013 aggregate approximately $177 million. These purchase obligations extend through 2018.

Concentrations

Concentrations of credit risk at June 30, 2013 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with car manufacturers, including Ford Motor Company, General Motors Company, Chrysler Group LLC, PSA Peugeot Citroën, Volkswagen Group, Kia Motors America, Fiat Group Automobiles S.p.A., BMW Group, Subaru of America, Inc., Toyota Motor Corporation, Volvo Group and Daimler AG, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $61 million and $38 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which, as previously discussed, were disposed in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $68 million, the majority of which expire by the end of 2014. At June 30, 2013, the liability recorded by the Company in connection with these guarantees was approximately $2 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport, as applicable. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

14.	Stockholders’ Equity

During the six months ended June 30, 2013, concurrently with the Company’s repurchase of a portion of its 3½% convertible notes, the Company repurchased warrants for the purchase of the Company’s common stock for $29 million and sold an equal portion of its convertible note hedge for $40 million, reducing the number of shares related to each of the hedge and warrant by approximately 3 million.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2013	$193	$—	$2	$(85)	$110
Other comprehensive income (loss) before reclassifications	(60)	1	(1)	—	(60)
Amounts reclassified from accumulated other comprehensive income (a)	—	—	—	—	—
Net current-period other comprehensive income (loss)	(60)	1	(1)	—	(60)
Balance, June 30, 2013	$133	$1	$1	$(85)	$50
__________
All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)	For the three months ended June 30, 2013, there were no amounts reclassified from accumulated other comprehensive income.

Total Comprehensive Income

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss).

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(28)	$79	$(74)	$56
Other comprehensive income (loss):
Currency translation adjustments	(37)	(49)	(60)	(12)
Net unrealized losses on available-for-sale securities, net of tax	(1)	(2)	(1)	(2)
Net unrealized gains on cash flow hedges, net of tax	1	4	1	11
	(37)	(47)	(60)	(3)
Total comprehensive income (loss)	$(65)	$32	$(134)	$53

During both the three and six month periods ended June 30, 2013, the Company’s net unrealized gains on cash flow hedges were $1 million ($1 million, net of tax). During the three and six months ended June 30, 2012, the Company’s net unrealized losses on cash flow hedges decreased by $7 million and $19 million ($4 million and $11 million, net of tax), respectively, primarily due to the realization of losses in income. Such decreases during the three and six months ended June 30, 2012 were principally related to the Company’s vehicle-backed debt and were offset by a corresponding change in the Company’s investment in Avis Budget Rental Car Funding on the Consolidated Condensed Balance Sheet.

15.	Stock-Based Compensation

The Company records compensation expense for all stock-based awards based on the estimated fair value of the award at the grant date, which is recognized over the vesting period. The Company recorded stock-based compensation expense of $5 million and $4 million ($3 million and $2 million, net of tax) during the three months ended June 30, 2013 and 2012, respectively, and $9 million and $8 million ($6 million and $5 million, net of tax), during the six months ended June 30, 2013 and 2012, respectively, related to stock-based awards that were granted by the Company.

The Company applies the direct method and tax law ordering approach to calculate the tax effects of stock-based compensation. In jurisdictions with net operating loss carryforwards, tax deductions for exercises of stock options and vesting of restricted stock units in 2013 and 2012 did not generate a cash benefit. Approximately $12 million of incremental tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

During the six months ended June 30, 2013, the Company granted the following stock-based awards under the Amended and Restated 2007 Equity and Incentive Plan:

•	25,000 time-based restricted cash units (“RCUs”) and 87,000 market-vesting restricted cash units (“MCUs”); and

•	635,000 time-based restricted stock units (“RSUs”), 395,000 performance-based restricted stock units (“PSUs”), and 87,000 market-vesting restricted stock units (“MSUs”).

Restricted Cash Unit Awards

The terms of the RCUs generally provide for vesting on the second anniversary of the grant date, subject to continued employment, and for settlement on the third anniversary of the grant date. The fair value of the RCUs was based on the Company’s stock price of $21.20 on the grant date.

The terms of the MCUs generally provide for vesting of all or a portion of such units on the third anniversary of the grant date, subject to the attainment of performance goals based on total shareholder return over the vesting period in comparison to a specified market index (“TSR”). On the grant date, these units had a fair market value of $17.14, which was calculated using a Monte Carlo simulation model, based on the expected cash payout.

The amount payable in respect of the RCUs and MCUs will be based on the Company’s average closing stock price over a specified number of trading days at the time of settlement. At June 30, 2013, the Company had 268,000 time-based and market-vesting restricted cash units outstanding with a weighted average contractual life of 1.9 years.

Restricted Stock Unit Awards

The terms of substantially all of the RSUs provide for vesting ratably on the first three anniversaries of the grant date, subject to continued employment. The weighted-average fair value of the RSUs of $21.73 was based on the Company’s closing stock price on the date of grant.

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

The Company determined the weighted-average fair value of performance-based and market-vesting restricted stock units granted in the six months ended June 30, 2013 and 2012 using a Monte Carlo simulation model. The weighted-average fair value of the PSUs and MSUs granted in the six months ended June 30, 2013, was estimated to be $20.64 and $17.14, respectively. The weighted-average fair value of the Company’s market-vesting restricted stock units issued in the six months ended June 30, 2012 was estimated to be $10.59. The assumptions used to estimate the weighted-average fair value of the performance-based and market-vesting awards issued during the six months ended June 30, 2013 and the market-vesting awards issued in the six months ended June 30, 2012 were as follows:

	Six Months Ended June 30,
	2013	2012
Expected volatility of stock price	43%	49%
Risk-free interest rate	0.39%	0.38% - 0.42%
Expected term of awards	3 years	3 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s time-based, performance-based and market-vesting restricted stock units (collectively, solely for purposes of the table below, “RSUs”), and stock options consisted of:

	RSUs		Options
	Number of RSUs (in 000s)	Weighted Average Fair Value	Number of Options (in 000s)	Weighted Average Exercise Price
Balance at January 1, 2013	3,497	$13.64	1,901	$2.89
Granted at fair market value	1,117	20.99	—	—
Vested/exercised (a)	(1,104)	12.72	(717)	3.45
Canceled	(47)	14.12	(3)	27.40
Balance at June 30, 2013 (b) (c)	3,463	$16.30	1,181	$2.49
__________

(a)
During the six months ended June 30, 2013, 436,000 market-vesting restricted stock units vested. Stock options exercised during the six months ended June 30, 2013 had an intrinsic value of $17 million.

(b)
As of June 30, 2013, the Company’s outstanding RSUs had an aggregate intrinsic value of $100 million; aggregate unrecognized compensation expense related to RSUs amounted to $37 million; and the balance of RSUs at June 30, 2013, consists of 1,374,000 related to time-based awards and 2,089,000 related to market-vesting and performance-based awards. Approximately 9,000 time-based restricted stock units and 3,000 market-vesting restricted stock units are eligible to vest in 2013, if applicable service criteria are satisfied.

(c)
As of June 30, 2013, the Company’s outstanding stock options had aggregate intrinsic value of $31 million; there were 1,172,000 “in-the-money” stock options; and aggregate unrecognized compensation expense related to unvested stock options was immaterial. 1,117,000 stock options are exercisable as of June 30, 2013.

The table below summarizes information regarding the Company’s outstanding stock options as of June 30, 2013 (in thousands of shares):

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options
Less than $5.00	5.6	1,012
$5.01 to $10.00	0	—
$10.01 to $15.00	6.6	160
$15.01 to $20.00	0	—
$20.01 and above	1.3	9
Total	5.7	1,181

As of June 30, 2013, all of the stock appreciation rights outstanding at December 31, 2012 had been exercised.

16.	Segment Information

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

	Three Months Ended June 30,
	2013		2012
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
North America	$1,292	$114	$1,184	$184
International	608	53	579	59
Truck Rental	102	8	103	17
Corporate and Other (a)	—	(11)	—	(6)
Total Company (b)	$2,002	164	$1,866	254

Less:	Non-vehicle related depreciation and amortization	37		29
Interest expense related to corporate debt, net:
Interest expense		55		69
Early extinguishment of debt		91		23
Transaction-related costs (c)		19		4
Income (loss) before income taxes		$(38)		$129
__________

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

(b)	Adjusted EBITDA for the three months ended June 30, 2013 and 2012, includes $15 million and $12 million, respectively, of restructuring expense.

(c)
During the three months ended June 30, 2013, the Company incurred $19 million in transaction-related costs related to the integration of the operations of Avis Europe and costs related to the acquisition and integration of Zipcar. During the three months ended June 30, 2012, the Company incurred $4 million in transaction-related costs related to the integration of the operations of Avis Europe.

	Six Months Ended June 30,
	2013		2012
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
North America	$2,392	$205	$2,222	$277
International	1,123	67	1,089	81
Truck Rental	178	(2)	177	18
Corporate and Other (a)	—	(23)	1	(10)
Total Company (b)	$3,693	247	$3,489	366

Less:	Non-vehicle related depreciation and amortization	71		62
Interest expense related to corporate debt, net:
Interest expense		114		142
Early extinguishment of debt		131		50
Transaction-related costs (c)		26		10
Income (loss) before income taxes		$(95)		$102
__________

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

(b)	Adjusted EBITDA for the six months ended June 30, 2013 and 2012, includes $25 million and $19 million, respectively, of restructuring expense.

(c)
During the six months ended June 30, 2013, the Company incurred $26 million in transaction-related costs related to the integration of the operations of Avis Europe and costs related to the acquisition and integration of Zipcar. During the six months ended June 30, 2012, the Company incurred $10 million in transaction-related costs related to the integration of the operations of Avis Europe.

Since December 31, 2012, there have been no significant changes in segment assets other than in the Company’s North America segment. As of June 30, 2013 and December 31, 2012, North America segment assets under vehicle programs were approximately $9.8 billion and $7.4 billion, respectively, and assets exclusive of assets under vehicle programs were approximately $3.6 billion and $3.1 billion, respectively.

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, Consolidating Condensed Balance Sheets as of June 30, 2013 and December 31, 2012, and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by ABCR. These senior notes consist of ABCR’s Floating rate notes due 2014, 4⅞% notes due 2017, 9⅝% notes due 2018, 8¼% notes due 2019, 9¾% notes due 2020 and 5½% notes due April 2023 (collectively, the “Notes”). See Note 11—Long-term Debt and Borrowing Arrangements for additional information regarding these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended June 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$972	$466	$—	$1,438
Other	—	—	288	643	(367)	564
Net revenues	—	—	1,260	1,109	(367)	2,002

Expenses
Operating	2	2	613	390	—	1,007
Vehicle depreciation and lease charges, net	—	—	327	323	(174)	476
Selling, general and administrative	8	1	165	100	—	274
Vehicle interest, net	—	—	46	63	(43)	66
Non-vehicle related depreciation and amortization	—	—	25	12	—	37
Interest expense related to corporate debt, net:
Interest expense	1	52	—	2	—	55
Intercompany interest expense (income)	(3)	(6)	1	8	—	—
Early extinguishment of debt	2	89	—	—	—	91
Transaction-related costs	1	9	1	8	—	19
Restructuring expense	—	—	9	6	—	15
Total expenses	11	147	1,187	912	(217)	2,040
Income (loss) before income taxes and equity in earnings of subsidiaries	(11)	(147)	73	197	(150)	(38)
Provision for (benefit from) income taxes	(3)	(55)	34	14	—	(10)
Equity in earnings (loss) of subsidiaries	(20)	72	33	—	(85)	—
Net income (loss)	$(28)	$(20)	$72	$183	$(235)	$(28)

Comprehensive income (loss)	$(65)	$(56)	$39	$151	$(134)	$(65)

Six Months Ended June 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,809	$845	$—	$2,654
Other	—	—	535	1,170	(666)	1,039
Net revenues	—	—	2,344	2,015	(666)	3,693

Expenses
Operating	3	3	1,171	760	—	1,937
Vehicle depreciation and lease charges, net	—	—	587	566	(290)	863
Selling, general and administrative	17	2	296	183	—	498
Vehicle interest, net	—	—	88	121	(86)	123
Non-vehicle related depreciation and amortization	—	1	45	25	—	71
Interest expense related to corporate debt, net:
Interest expense	2	106	—	6	—	114
Intercompany interest expense (income)	(6)	(17)	4	19	—	—
Early extinguishment of debt	41	90	—	—	—	131
Transaction-related costs	1	13	1	11	—	26
Restructuring expense	—	—	16	9	—	25
Total expenses	58	198	2,208	1,700	(376)	3,788
Income (loss) before income taxes and equity in earnings of subsidiaries	(58)	(198)	136	315	(290)	(95)
Provision for (benefit from) income taxes	(7)	(75)	48	13	—	(21)
Equity in earnings (loss) of subsidiaries	(23)	100	12	—	(89)	—
Net income (loss)	$(74)	$(23)	$100	$302	$(379)	$(74)

Comprehensive income (loss)	$(134)	$(82)	$41	$245	$(204)	$(134)

Three Months Ended June 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$890	$444	$—	$1,334
Other	—	—	278	501	(247)	532
Net revenues	—	—	1,168	945	(247)	1,866

Expenses
Operating	1	(4)	591	365	—	953
Vehicle depreciation and lease charges, net	—	—	185	211	(62)	334
Selling, general and administrative	5	—	145	83	—	233
Vehicle interest, net	—	—	64	80	(64)	80
Non-vehicle related depreciation and amortization	—	—	18	11	—	29
Interest expense related to corporate debt, net:
Interest expense	2	64	—	3	—	69
Intercompany interest expense (income)	(5)	(74)	66	13	—	—
Early extinguishment of debt	20	3	—	—	—	23
Transaction-related costs	—	—	—	4	—	4
Restructuring expenses	—	—	—	12	—	12
Total expenses	23	(11)	1,069	782	(126)	1,737
Income (loss) before income taxes and equity in earnings of subsidiaries	(23)	11	99	163	(121)	129
Provision for (benefit from) income taxes	(2)	3	36	13	—	50
Equity in earnings of subsidiaries	100	92	29	—	(221)	—
Net income (loss)	$79	$100	$92	$150	$(342)	$79

Comprehensive income	$32	$55	$46	$107	$(208)	$32

Six Months Ended June 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,677	$825	$—	$2,502
Other	1	—	512	976	(502)	987
Net revenues	1	—	2,189	1,801	(502)	3,489

Expenses
Operating	—	3	1,128	716	—	1,847
Vehicle depreciation and lease charges, net	—	—	383	423	(154)	652
Selling, general and administrative	10	—	282	160	—	452
Vehicle interest, net	—	—	125	154	(126)	153
Non-vehicle related depreciation and amortization	—	1	37	24	—	62
Interest expense related to corporate debt, net:
Interest expense	5	128	—	9	—	142
Intercompany interest expense (income)	(12)	(155)	140	27	—	—
Early extinguishment of debt	39	11	—	—	—	50
Transaction-related costs	3	—	—	7	—	10
Restructuring expenses	—	—	—	19	—	19
Total expenses	45	(12)	2,095	1,539	(280)	3,387
Income (loss) before income taxes and equity in earnings of subsidiaries	(44)	12	94	262	(222)	102
Provision for (benefit from) income taxes	(4)	6	34	10	—	46
Equity in earnings of subsidiaries	96	90	30	—	(216)	—
Net income (loss)	$56	$96	$90	$252	$(438)	$56

Comprehensive income	$53	$95	$88	$254	$(437)	$53

Consolidating Condensed Balance Sheets

As of June 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$7	$64	$—	$432	$—	$503
Receivables, net	—	—	207	484	—	691
Deferred income taxes	3	—	142	10	(2)	153
Other current assets	4	97	94	404	—	599
Total current assets	14	161	443	1,330	(2)	1,946

Property and equipment, net	—	97	306	157	—	560
Deferred income taxes	19	1,161	156	—	(7)	1,329
Goodwill	—	—	348	304	—	652
Other intangibles, net	—	42	527	333	—	902
Other non-current assets	103	83	19	140	—	345
Intercompany receivables (payables)	140	54	344	(538)	—	—
Investment in subsidiaries	557	2,582	3,220	—	(6,359)	—
Total assets exclusive of assets under vehicle programs	833	4,180	5,363	1,726	(6,368)	5,734

Assets under vehicle programs:
Program cash	—	—	—	139	—	139
Vehicles, net	—	6	10	12,083	—	12,099
Receivables from vehicle manufacturers and other	—	—	—	162	—	162
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	6	10	12,746	—	12,762
Total assets	$833	$4,186	$5,373	$14,472	$(6,368)	$18,496

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$15	$251	$611	$726	$(2)	$1,601
Short-term debt and current portion of long-term debt	—	166	3	52	—	221
Total current liabilities	15	417	614	778	(2)	1,822

Long-term debt	75	3,113	7	—	—	3,195
Other non-current liabilities	97	93	275	417	(7)	875
Total liabilities exclusive of liabilities under vehicle programs	187	3,623	896	1,195	(9)	5,892

Liabilities under vehicle programs:
Debt	—	6	—	2,365	—	2,371
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,986	—	6,986
Deferred income taxes	—	—	1,895	179	—	2,074
Other	—	—	—	527	—	527
	—	6	1,895	10,057	—	11,958
Total stockholders’ equity	646	557	2,582	3,220	(6,359)	646
Total liabilities and stockholders’ equity	$833	$4,186	$5,373	$14,472	$(6,368)	$18,496

As of December 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$5	$102	$—	$499	$—	$606
Receivables, net	—	—	156	397	—	553
Deferred income taxes	3	1	138	4	—	146
Other current assets	5	73	81	246	—	405
Total current assets	13	176	375	1,146	—	1,710

Property and equipment, net	—	90	276	163	—	529
Deferred income taxes	23	1,216	223	—	(8)	1,454
Goodwill	—	—	74	301	—	375
Other intangibles, net	—	43	341	347	—	731
Other non-current assets	109	80	14	117	—	320
Intercompany receivables (payables)	142	141	174	(457)	—	—
Investment in subsidiaries	723	2,030	3,293	—	(6,046)	—
Total assets exclusive of assets under vehicle programs	1,010	3,776	4,770	1,617	(6,054)	5,119

Assets under vehicle programs:
Program cash	—	—	—	24	—	24
Vehicles, net	—	7	13	9,254	—	9,274
Receivables from vehicle manufacturers and other	—	—	—	439	—	439
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	7	13	10,079	—	10,099
Total assets	$1,010	$3,783	$4,783	$11,696	$(6,054)	$15,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$22	$250	$490	$659	$—	$1,421
Short-term debt and current portion of long-term debt	—	13	3	41	—	57
Total current liabilities	22	263	493	700	—	1,478

Long-term debt	128	2,712	8	—	—	2,848
Other non-current liabilities	103	79	277	420	(8)	871
Total liabilities exclusive of liabilities under vehicle programs	253	3,054	778	1,120	(8)	5,197

Liabilities under vehicle programs:
Debt	—	4	—	1,599	—	1,603
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,203	—	5,203
Deferred income taxes	—	—	1,975	188	—	2,163
Other	—	2	—	293	—	295
	—	6	1,975	7,283	—	9,264
Total stockholders’ equity	757	723	2,030	3,293	(6,046)	757
Total liabilities and stockholders’ equity	$1,010	$3,783	$4,783	$11,696	$(6,054)	$15,218

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(2)	$45	$(32)	$867	$(4)	$874

Investing activities
Property and equipment additions	—	(11)	(24)	(21)	—	(56)
Proceeds received on asset sales	—	3	—	4	—	7
Net assets acquired, net of cash acquired	—	(513)	16	21	—	(476)
Other, net	—	(1)	43	8	—	50
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(522)	35	12	—	(475)

Vehicle programs:
Increase in program cash	—	—	—	(111)	—	(111)
Investment in vehicles	—	(3)	(1)	(7,302)	—	(7,306)
Proceeds received on disposition of vehicles	—	2	—	4,432	—	4,434
	—	(1)	(1)	(2,981)	—	(2,983)
Net cash provided by (used in) investing activities	—	(523)	34	(2,969)	—	(3,458)

Financing activities
Proceeds from long-term borrowings	—	2,725	—	—	—	2,725
Payments on long-term borrowings	(93)	(2,243)	(2)	—	—	(2,338)
Net change in short-term borrowings	—	—	—	10	—	10
Purchase of warrants	(29)	—	—	—	—	(29)
Proceeds from sale of call options	40	—	—	—	—	40
Net intercompany transactions	84	(14)	—	(74)	4	—
Debt financing fees	—	(28)	—	—	—	(28)
Other, net	2	—	—	—	—	2
Net cash provided by (used in) financing activities exclusive of vehicle programs	4	440	(2)	(64)	4	382

Vehicle programs:
Proceeds from borrowings	—	—	—	8,191	—	8,191
Payments on borrowings	—	—	—	(6,055)	—	(6,055)
Debt financing fees	—	—	—	(20)	—	(20)
	—	—	—	2,116	—	2,116
Net cash provided by (used in) financing activities	4	440	(2)	2,052	4	2,498
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(17)	—	(17)
Net increase (decrease) in cash and cash equivalents	2	(38)	—	(67)	—	(103)
Cash and cash equivalents, beginning of period	5	102	—	499	—	606
Cash and cash equivalents, end of period	$7	$64	$—	$432	$—	$503

Six Months Ended June 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(45)	$52	$27	$689	$(1)	$722

Investing activities
Property and equipment additions	—	(13)	(16)	(20)	—	(49)
Proceeds received on asset sales	—	4	3	6	—	13
Net assets acquired, net of cash acquired	—	—	—	(5)	—	(5)
Other, net	4	(2)	(1)	(3)	—	(2)
Net cash provided by (used in) investing activities exclusive of vehicle programs	4	(11)	(14)	(22)	—	(43)

Vehicle programs:
Increase in program cash	—	—	—	(61)	—	(61)
Investment in vehicles	—	(1)	(11)	(6,926)	—	(6,938)
Proceeds received on disposition of vehicles	—	3	1	4,073	—	4,077
	—	2	(10)	(2,914)	—	(2,922)
Net cash provided by (used in) investing activities	4	(9)	(24)	(2,936)	—	(2,965)

Financing activities
Proceeds from long-term borrowings	—	654	—	—	—	654
Payments on long-term borrowings	(201)	(651)	(1)	—	—	(853)
Net change in short-term borrowings	—	—	—	(1)	—	(1)
Purchase of warrants	(26)	—	—	—	—	(26)
Proceeds from sale of call options	38	—	—	—	—	38
Net intercompany transactions	231	(232)	(1)	1	1	—
Debt financing fees	—	(9)	—	—	—	(9)
Net cash provided by (used in) financing activities exclusive of vehicle programs	42	(238)	(2)	—	1	(197)

Vehicle programs:
Proceeds from borrowings	—	—	—	7,172	—	7,172
Payments on borrowings	—	—	—	(4,802)	—	(4,802)
Debt financing fees	—	—	—	(11)	—	(11)
	—	—	—	2,359	—	2,359
Net cash provided by (used in) financing activities	42	(238)	(2)	2,359	1	2,162
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	1	(195)	1	113	—	(80)
Cash and cash equivalents, beginning of period	2	234	1	297	—	534
Cash and cash equivalents, end of period	$3	$39	$2	$410	$—	$454

18.	Subsequent Events

During July 2013, the Company acquired Payless Car Rental for approximately $50 million in cash. The addition of the Payless brand positions the Company to participate in the fast-growing deep-value segment of the car rental industry.

In August 2013, the Company’s Board of Directors authorized a new share repurchase program that will enable the Company to purchase up to $200 million of its common stock.

In August, the Company amended its principal corporate revolving credit facility extending its maturity from 2016 to 2018, expanding its size from $1.5 billion to $1.65 billion, and reducing the interest rate under the facility by 75 basis points.

*    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2013 and form 10-K/A filed with the Securities and Exchange Commission on February 22, 2013 (together, the “2012 Form 10-K”). Our actual results of operations may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” set forth in Item 1A of our 2012 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

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

Business and Trends

Our revenues are derived principally from car and truck rentals in our Company-owned operations and include (i) time and mileage (“T&M”) fees charged to our customers for vehicle rentals, (ii) payments from our customers with respect to certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as concession fees, which we pay in exchange for the right to operate at airports and other locations, (iii) sales of loss damage waivers and insurance and rentals of navigation units and other items in conjunction with vehicle rentals, (iv) membership revenue of our car sharing operations, and (v) royalty revenue from our licensees in conjunction with their vehicle rental transactions.

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

We believe that the following factors, among others, may affect and/or impact our financial condition and results of operations:

•	worldwide enplanements;

•	fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	changes in fleet costs and in conditions in the used vehicle marketplace;

•	changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	our acquisitions, our integration of acquired operations and our realization of synergies, particularly with respect to Zipcar and Avis Europe;

•	demand for car sharing services;

•	changes in the price of unleaded gasoline;

•	changes in currency exchange rates; and

•	demand for truck rentals.

Year-to-Date Highlights

In the six months ended June 30, 2013:

•	Our net revenues increased 6% year-over-year to $3.7 billion in 2013, primarily due to a 2% increase in rental days and a 1% increase in pricing (our average T&M revenue per rental day).

•	Pricing increased 3% in North America, driven by a 6% increase in leisure pricing.

•	Adjusted EBITDA declined 33%, from $366 million in 2012 to $247 million in 2013, primarily due to higher fleet costs in North America as well as higher costs in our other segments.

•	We completed the acquisition of Zipcar, the world’s leading car sharing network, in March 2013.

•	We repurchased $53 million principal amount of our outstanding 3½% convertible senior notes due 2014, reducing our diluted shares outstanding by approximately 3 million shares.

•
We completed a three-year, €500 million (approximately $650 million) European rental fleet securitization program, providing our subsidiaries in Germany, Italy and Spain increased capacity to finance their fleet.

Outlook

Thus far in 2013, we have faced an uneven macroeconomic environment. Our rental volumes in North America have increased slightly amid a modest economic recovery, while we continue to face softness in rental demand in Europe. We expect these trends to continue into the second half of 2013. We have achieved positive year-over-year pricing comparisons in North America as we continue to deliver against our strategies to increase realized pricing and grow higher-margin components of our business. At the same time, we expect our per-unit fleet costs in North America to be significantly higher in 2013 than they were in 2012, as used-vehicle residual values normalize from the elevated levels seen in the first half of 2012.

We seek to continue to make significant progress on our core strategic initiatives – growing profitably, strengthening our global market position, enhancing our customers’ rental experience, and controlling costs and promoting efficiencies. We see, and are realizing benefits from, opportunities to grow our volumes of rental transactions with above-average profitability, to increase our realized pricing, to grow the Budget brand in Europe, to increase customer satisfaction and thereby build customer loyalty, to utilize technology both to reduce costs and enhance our interactions with customers, to achieve significant synergies as a result of our recent acquisitions, and to increase productivity throughout our operations. In addition, our March 2013 acquisition of Zipcar provides us with significant additional opportunities, as it increases our total growth potential and our ability to better serve a greater variety of customer transportation needs.

We continue to look to take advantage of strength in the global credit markets to improve our debt profile by reducing interest costs and extending debt maturities. We may pursue acquisitions or investments and could incur additional indebtedness to help fund such transactions.

RESULTS OF OPERATIONS

We measure performance using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers. Our vehicle rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology, while conservative, provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, transaction-related costs, non-vehicle related interest and income taxes. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Our consolidated results of operations comprised the following:

	Three Months Ended June 30,
	2013	2012	Change	% Change
Revenues
Vehicle rental	$1,438	$1,334	$104	8%
Other	564	532	32	6%
Net revenues	2,002	1,866	136	7%

Expenses
Operating	1,007	953	54	6%
Vehicle depreciation and lease charges, net	476	334	142	43%
Selling, general and administrative	274	233	41	18%
Vehicle interest, net	66	80	(14)	(18%)
Non-vehicle related depreciation and amortization	37	29	8	28%
Interest expense related to corporate debt, net:
Interest expense	55	69	(14)	(20%)
Early extinguishment of debt	91	23	68	*
Transaction-related costs	19	4	15	*
Restructuring expense	15	12	3	*
Total expenses	2,040	1,737	303	17%

Income (loss) before income taxes	(38)	129	(167)	*
Provision for (benefit from) income taxes	(10)	50	(60)	*

Net income (loss)	$(28)	$79	$(107)	*
__________

*	Not meaningful.

During second quarter 2013, our net revenues increased principally as a result of $76 million of revenue from Zipcar, a 3% increase in total rental days (excluding Zipcar) and a 6% increase in ancillary revenues. Movements in currency exchange rates had virtually no effect on revenues during second quarter 2013 compared to 2012.

Total expenses increased as a result of higher vehicle depreciation and lease charges resulting from a 3% increase in our car rental fleet and a 36% increase in our per-unit fleet costs (excluding Zipcar); higher operating expenses as a result of increased volumes, increased maintenance costs and inflationary pressures on costs; higher selling, general and administrative costs, driven by the acquisition of Zipcar; and an increase in debt extinguishment costs in connection with the retirement of a portion of our outstanding corporate debt. These increases were partially offset by decreases in vehicle interest expense and in interest expense on corporate debt. Our expenses were not materially impacted by currency exchange rates. As a result of these items, and a $60 million decrease in our provision for income taxes, our net income decreased $107 million. Our effective tax rates were a benefit of 26% and a provision of 39% for the three months ended June 30, 2013 and 2012, respectively.

In the three months ended June 30, 2013:

•	Operating expenses decreased to 50.3% of revenue from 51.1% in the prior-year period.

•
Vehicle depreciation and lease charges increased to 23.8% of revenue from 17.9% in second quarter 2012, principally due to higher per-unit fleet costs amid an anticipated normalization of used-car residual values.

•	Selling, general and administrative costs increased to 13.7% of revenue from 12.5% in second quarter 2012, primarily due to the acquisition of Zipcar.

•	Vehicle interest costs declined to 3.3% of revenue compared to 4.3% in the prior-year period, principally due to lower borrowing rates.

Going forward, we do not expect to incur debt extinguishment costs of the same magnitude as in second quarter 2013.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2013	2012	% Change	2013	2012	% Change
North America	$1,292	$1,184	9%	$114	$184	(38%)
International	608	579	5%	53	59	(10%)
Truck Rental	102	103	(1%)	8	17	(53%)
Corporate and Other (a)	—	—	*	(11)	(6)	*
Total Company	$2,002	$1,866	7%	164	254	(35%)

Less:	Non-vehicle related depreciation and amortization			37	29
Interest expense related to corporate debt, net:
	Interest expense			55	69
	Early extinguishment of debt			91	23
Transaction-related costs (b)				19	4
Income (loss) before income taxes				$(38)	$129
__________

*	Not meaningful.

(a)
Includes unallocated corporate overhead and the elimination of transactions between segments. In first quarter 2013, we refined our allocation of corporate costs to reflect the benefit provided across our segments. As a result, Corporate and Other segment includes $5 million of costs in the three months ended June 30, 2013 that were included in North America for the three months ended June 30, 2012.

(b)
For 2013, primarily represents costs related to the integration of the operations of Avis Europe and our acquisition and integration of Zipcar and, for 2012, primarily represents costs related to the integration of the operations of Avis Europe.

North America

	2013	2012	% Change
Revenue	$1,292	$1,184	9%
Adjusted EBITDA	114	184	(38%)

Revenues increased 9% in second quarter 2013 compared with second quarter 2012, primarily due to the acquisition of Zipcar, a 2% increase in rental volumes and a 1% increase in pricing (excluding Zipcar), and a 6% increase in ancillary revenues.

Adjusted EBITDA decreased 38% in second quarter 2013 compared with second quarter 2012, primarily due to higher fleet costs and higher expenses related to increased volumes, partially offset by lower vehicle interest expense, as our borrowing rates declined year-over-year.

Zipcar contributed $76 million to revenues and $6 million to Adjusted EBITDA in second quarter 2013.

In the three months ended June 30, 2013:

•	Operating expenses were 48.3% of revenue, a decrease from 50.2% in the prior-year period, primarily due to increased pricing and our cost-reduction efforts.

•	Vehicle depreciation and lease charges increased to 26.0% of revenue from 16.6% in second quarter 2012, due to 60% higher per-unit fleet costs, excluding Zipcar.

•	Selling, general and administrative costs increased to 12.9% of revenue from 11.9% in the prior-year period, principally due to the acquisition of Zipcar.

•	Vehicle interest costs declined to 3.9% of revenue compared to 5.7% in second quarter 2012, principally due to lower borrowing rates.

International

	2013	2012	% Change
Revenue	$608	$579	5%
Adjusted EBITDA	53	59	(10%)

Revenues increased 5% during second quarter 2013 compared to second quarter 2012, primarily due to an 8% increase in ancillary revenues, the October 2012 acquisition of Apex Car Rentals (“Apex”), a 4% increase in rental volume excluding Apex, and a $4 million increase related to currency exchange rates, partially offset by a 2% decrease in average pricing excluding Apex.

Adjusted EBITDA decreased 10% in second quarter 2013 compared to second quarter 2012, primarily due to the decline in pricing.

Apex contributed $7 million to revenue and decreased Adjusted EBITDA by $1 million in the second quarter, which is typically a seasonally slower quarter for car rental demand in Apex’ markets.

In the three months ended June 30, 2013:

•	Operating expenses were 52.3% of revenue, an increase from 51.1% in the prior-year period, primarily due to the effect of lower achieved pricing and inflationary cost increases.

•	Vehicle depreciation and lease costs decreased to 21.3% of revenue from 21.8% in the second quarter 2012, primarily due to lower per-unit fleet costs.

•	Selling, general and administrative costs increased to 14.7% of revenue from 13.3% in the prior-year period, primarily due to increased marketing commissions.

•
Vehicle interest costs increased to 2.0% of revenue compared to 1.6% in second quarter 2012, as prior-year results benefited from the temporary use of corporate cash to help fund International fleet purchases.

Truck Rental

	2013	2012	% Change
Revenue	$102	$103	(1%)
Adjusted EBITDA	8	17	(53%)

Revenues decreased 1% during second quarter 2013 compared with second quarter 2012, primarily due to a 9% decrease in rental days amid a 7% reduction in our rental fleet, largely offset by a 9% increase in pricing.

Adjusted EBITDA decreased in second quarter 2013 compared with second quarter 2012, principally due to restructuring expenses we incurred as we reposition this business.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2013	2012	Change	% Change
Revenues
Vehicle rental	$2,654	$2,502	$152	6%
Other	1,039	987	52	5%
Net revenues	3,693	3,489	204	6%

Expenses
Operating	1,937	1,847	90	5%
Vehicle depreciation and lease charges, net	863	652	211	32%
Selling, general and administrative	498	452	46	10%
Vehicle interest, net	123	153	(30)	(20%)
Non-vehicle related depreciation and amortization	71	62	9	15%
Interest expense related to corporate debt, net:
Interest expense	114	142	(28)	(20%)
Early extinguishment of debt	131	50	81	*
Transaction-related costs	26	10	16	*
Restructuring expense	25	19	6	*
Total expenses	3,788	3,387	401	12%

Income (loss) before income taxes	(95)	102	(197)	*
Provision for (benefit from) income taxes	(21)	46	(67)	*

Net income (loss)	$(74)	$56	$(130)	*
__________

*	Not meaningful.

During the six months ended June 30, 2013, our net revenues increased principally as a result of $90 million of revenue from Zipcar, a 2% increase in total rental days and a 1% increase in pricing (excluding Zipcar), and a 5% increase in ancillary revenues. Movements in currency exchange rates had virtually no effect on revenues during the six months ended June 30, 2013 compared with the same period in 2012.

Total expenses increased as a result of higher vehicle depreciation and lease charges resulting from a 3% increase in our car rental fleet and a 27% increase in our per-unit fleet costs (excluding Zipcar); an increase in operating expenses as a result of increased volumes, increased maintenance costs and inflationary pressures on costs; and an increase in debt extinguishment costs in connection with the retirement of a portion of our outstanding corporate debt. These increases were partially offset by decreases in vehicle interest expense and in interest expense on corporate debt. Our expenses were not materially impacted by currency exchange rates. As a result of these items, and a $67 million decrease in our provision for income taxes, our net income decreased $130 million. Our effective tax rates were a benefit of 22% and a provision of 45% for the six months ended June 30, 2013 and 2012, respectively.

In the six months ended June 30, 2013:

•	Operating expenses decreased to 52.5% of revenue from 52.9% in the prior-year period.

•
Vehicle depreciation and lease charges increased to 23.4% of revenue from 18.7% in the first half of 2012, principally due to higher per-unit fleet costs amid an anticipated normalization of used-car residual values.

•	Selling, general and administrative costs increased to 13.5% of revenue from 13.0% in the first half of 2012, principally due to the acquisition of Zipcar.

•	Vehicle interest costs declined to 3.3% of revenue compared to 4.4% in the prior-year period, principally due to lower borrowing rates.

Going forward, we do not expect to incur debt extinguishment costs of the same magnitude as in first half 2013.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2013	2012	% Change	2013	2012	% Change
North America	$2,392	$2,222	8%	$205	$277	(26%)
International	1,123	1,089	3%	67	81	(17%)
Truck Rental	178	177	1%	(2)	18	*
Corporate and Other (a)	—	1	*	(23)	(10)	*
Total Company	$3,693	$3,489	6%	247	366	(33%)

Less:	Non-vehicle related depreciation and amortization			71	62
Interest expense related to corporate debt, net:
	Interest expense			114	142
	Early extinguishment of debt			131	50
Transaction-related costs (b)				26	10
Income (loss) before income taxes				$(95)	$102
__________

*	Not meaningful.

(a)
Includes unallocated corporate overhead and the elimination of transactions between segments. In first quarter 2013, we refined our allocation of corporate costs to reflect the benefit provided across our segments. As a result, Corporate and Other segment includes $11 million of costs in the six months ended June 30, 2013 that were included in North America for the six months ended June 30, 2012.

(b)
For 2013, primarily represents costs related to the integration of the operations of Avis Europe and our acquisition and integration of Zipcar and, for 2012, primarily represents costs related to the integration of the operations of Avis Europe.

North America

	2013	2012	% Change
Revenue	$2,392	$2,222	8%
Adjusted EBITDA	205	277	(26%)

Revenues increased 8% in the six months ended June 30, 2013 compared with the same period in 2012, primarily due to the acquisition of Zipcar, a 3% increase in pricing and 2% growth in rental volumes (excluding Zipcar), and a 4% increase in ancillary revenues.

Adjusted EBITDA decreased 26% in the six months ended June 30, 2013 compared with the same period in 2012 due to higher fleet costs, partially offset by lower vehicle interest expense, as our borrowing rates have declined year-over-year.

Zipcar contributed $90 million to revenues and $7 million to Adjusted EBITDA in the six months ended June 30, 2013.

In the six months ended June 30, 2013:

•	Operating expenses were 49.9% of revenue, a decrease from 51.4% in the prior-year period, primarily due to higher pricing and our cost-reduction efforts.

•	Vehicle depreciation and lease charges increased to 25.1% of revenue from 17.9% in the first half of 2012, due to 44% higher per-unit fleet costs, excluding Zipcar.

•	Selling, general and administrative costs, at 12.3% of revenue, remained level compared to the prior-year period.

•	Vehicle interest costs declined to 4.0% of revenue compared to 5.9% in the prior-year period, principally due to lower borrowing rates.

International

	2013	2012	% Change
Revenue	$1,123	$1,089	3%
Adjusted EBITDA	67	81	(17%)

Revenues increased 3% in the six months ended June 30, 2013 compared with the same period in 2012, primarily due to a 2% increase in rental volumes excluding Apex, a 7% increase in ancillary revenues, the October 2012 acquisition of Apex, and a $3 million increase related to currency exchange rates, partially offset by a 3% decline in average pricing excluding Apex.

Adjusted EBITDA decreased 17% in the six months ended June 30, 2013 compared with the same period in 2012, primarily due to the decline in pricing, partially offset by a $10 million reduction in restructuring expenses.

Apex contributed $19 million to revenue and $4 million to Adjusted EBITDA in the six months ended June 30, 2013.

In the six months ended June 30, 2013:

•	Operating expenses were 55.4% of revenue, an increase from 54.1% in the prior-year period, primarily due to lower pricing and inflationary cost increases.

•	Vehicle depreciation and lease costs decreased to 21.3% of revenue from 21.4% compared to the prior-year period.

•	Selling, general and administrative costs increased to 14.8% of revenue from 13.8% in the prior-year period, primarily due to increased marketing commissions.

•
Vehicle interest costs increased to 1.8% of revenue compared to 1.5% in the prior-year period, as the prior-year period benefited from the temporary use of corporate cash to help fund International fleet purchases.

Truck Rental

	2013	2012	% Change
Revenue	$178	$177	1%
Adjusted EBITDA	(2)	18	*
__________

*	Not meaningful.

Adjusted EBITDA declined due to a combination of restructuring expenses as we reposition this business, higher operating costs, primarily due to higher vehicle maintenance expense, and increased fleet costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The largest components of our assets and liabilities are rental vehicles and the financings, including asset-backed debt, that we use to fund our rental vehicles. We present the financial data of these vehicle programs separately in our financial statements. These programs are distinct from our other activities as the assets under vehicle programs are generally funded through the issuance of debt that is collateralized by such assets. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our vehicle programs. We believe it is appropriate to segregate the financial data of our vehicle programs because, ultimately, the source of repayment of such debt is the realization of such assets.

FINANCIAL CONDITION

	June 30, 2013	December 31, 2012	Change
Total assets exclusive of assets under vehicle programs	$5,734	$5,119	$615
Total liabilities exclusive of liabilities under vehicle programs	5,892	5,197	695
Assets under vehicle programs	12,762	10,099	2,663
Liabilities under vehicle programs	11,958	9,264	2,694
Stockholders’ equity	646	757	(111)

Total assets exclusive of assets under vehicle programs increased primarily due to the acquisition of Zipcar and a seasonal increase in taxes paid which are recoverable from government agencies (see Notes 4 and 5 to our Consolidated Condensed Financial Statements).

Total liabilities exclusive of liabilities under vehicle programs increased primarily due to an increase in corporate debt and the acquisition of Zipcar (see “Liquidity and Capital Resources—Debt and Financing Arrangements” regarding the changes in our corporate financings).

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increases in the size of our vehicle rental fleet and associated funding.

The decrease in stockholders’ equity is primarily due to our net loss for the six months ended June 30, 2013 and currency translation adjustments. Our net loss in the first half of 2013 reflects our decision to incur debt extinguishment costs to retire outstanding convertible notes at a premium and to refinance other debt at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the six months ended June 30, 2013, we completed several corporate financing arrangements:

•	issuing $500 million of 5½% notes due 2023;

•	amending and borrowing an incremental $300 million under the floating rate term loan due 2019; and

•	issuing €250 million (approximately $325 million) of 6% Euro-denominated notes due 2021.

The proceeds from these borrowings were primarily used to:

•	fund our acquisition of Zipcar;

•	retire the entire $450 million principal amount of outstanding 9⅝% notes due 2018;

•	repay $100 million of our floating rate notes due 2014;

•	repurchase $53 million of our 3½% convertible notes due 2014; and

•	repay approximately $26 million of our outstanding 9¾% notes due 2020.

During the six months ended June 30, 2013, we also increased our borrowings under vehicle programs to fund the seasonal increase in our rental fleet and completed a three-year, €500 million (approximately $650 million) European securitization program, which matures in 2016 and will be used to finance fleet purchases for a portion of our European operations.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2013	2012	Change
Cash provided by (used in):
Operating activities	$874	$722	$152
Investing activities	(3,458)	(2,965)	(493)
Financing activities	2,498	2,162	336
Effect of exchange rate changes	(17)	1	(18)
Net decrease in cash and cash equivalents	$(103)	$(80)	$(23)
Cash and cash equivalents, beginning of year	606	534	72
Cash and cash equivalents, end of period	$503	$454	$49

During the six months ended June 30, 2013, we generated more cash from operating activities compared with the same period in 2012.

The increase in cash used in investing activities during the six months ended June 30, 2013 compared with the same period in 2012 primarily reflects the acquisition of Zipcar.

The increase in cash provided by financing activities during the six months ended June 30, 2013 compared with the same period in 2012 primarily reflects an increase in net proceeds from corporate borrowings to fund the acquisition of Zipcar, partially offset by lower net vehicle debt borrowings during the six months ended June 30, 2013.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2013, we had approximately $12.8 billion of indebtedness, including corporate indebtedness of approximately $3.4 billion and debt under vehicle programs of approximately $9.4 billion.

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	June 30,	December 31,
		2013	2012
Floating rate notes (a)	May 2014	$150	$250
3½% convertible notes (c)	October 2014	75	128
Floating rate term loan (b) (d)	May 2016	47	49
4⅞% notes	November 2017	300	300
9⅝% notes	March 2018	—	446
8¼% notes	January 2019	730	730
Floating rate term loan (b) (e)	March 2019	994	689
9¾% notes	March 2020	224	250
6% Euro-denominated notes	March 2021	325	—
5½% notes	April 2023	500	—
		3,345	2,842
Other		71	63
		$3,416	$2,905
__________

(a)	As of June 30, 2013, the floating rate notes due 2014 bear interest at three-month LIBOR, plus 250 basis points, for an aggregate rate of 2.78%.

(b)
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

(c)	The 3½% convertible notes due 2014 are convertible by the holders into approximately 5 million shares of our common stock as of June 30, 2013.

(d)	As of June 30, 2013, the floating rate term loan due 2016 bears interest at three-month LIBOR, plus 300 basis points, for an aggregate rate of 3.28%.

(e)	As of June 30, 2013, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of	As of
	June 30,	December 31,
	2013	2012
North America - Debt due to Avis Budget Rental Car Funding (a)	$6,986	$5,203
North America - Canadian borrowings (a)	631	353
International - Debt borrowings (a)	912	679
International - Capital leases (a)	455	315
Truck Rental - Debt borrowings	257	253
Other	116	3
Total	$9,357	$6,806
__________

(a)	The increase principally reflects increased borrowing to fund a seasonal increase in the size of our car rental fleet.

As of June 30, 2013, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2016 (a)	$1,500	$—	$1,069	$431
Other facilities (b)	12	2	—	10
 __________

(a)
This revolving credit facility matures in 2016 and bears interest of one-month LIBOR, plus 300 basis points. The senior credit facility, which encompasses our floating rate term loans and the revolving credit facility, is secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and 65% of the capital stock of each direct foreign subsidiary subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.50% to 5.80% as of June 30, 2013.
The following table presents available funding under our debt arrangements related to our vehicle programs at June 30, 2013:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
North America - Debt due to Avis Budget Rental Car Funding (b)	$7,291	$6,986	$305
North America - Canadian borrowings (c)	727	631	96
International - Debt borrowings (d)	1,321	912	409
International - Capital leases	527	455	72
Truck Rental - Debt borrowings (e)	259	257	2
Other (f)	135	116	19
Total	$10,260	$9,357	$903
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $833 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.3 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $432 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $182 million of underlying vehicles and related assets.

LIQUIDITY RISK

Our primary liquidity needs include the payment of operating expenses, servicing of corporate and vehicle related debt and procurement of rental vehicles to be used in our operations. The present intention of management is to reinvest the undistributed earnings of its foreign subsidiaries indefinitely in its foreign operations. We do not anticipate the need to repatriate funds to the United States to service corporate debt or for other U.S. needs. Our primary sources of funding are operating revenue, cash received upon sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our revolving credit facility, and other financing activities.

As discussed above, as of June 30, 2013, we have cash and cash equivalents of $503 million, available borrowing capacity under our revolving credit facility of $431 million and available capacity under our vehicle programs of approximately $900 million. In August 2013, the Board of Directors authorized a new share repurchase program that will enable us to purchase up to $200 million of our common stock, which we intend to fund with our cash flow from operations.

Our liquidity position may be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including Ford Motor Company, General Motors Company, Chrysler Group LLC, PSA Peugeot Citroën, Volkswagen Group, Kia Motors America, Fiat Group Automobiles S.p.A., BMW Group, Subaru of America, Inc., Toyota Motor Corporation, Volvo Group and Daimler AG, being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market and (v) the effect of any of Realogy, Wyndham or Travelport being unable or unwilling to honor their respective obligations under the agreements governing the Separation.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings. The financial covenants of our senior credit facility include maximum leverage and minimum coverage ratio requirements. As of June 30, 2013, we were in compliance with the financial covenants in our senior credit facility. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2012 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2012 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.7 billion from December 31, 2012, to approximately $2.5 billion at June 30, 2013. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented below. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our long-term borrowings and financial instruments, see Notes 7, 11 and 12 to our Consolidated Condensed Financial Statements.

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

We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. Based on our currency forward contracts as of June 30, 2013, we estimate that a 10% change in currency exchange rates would not have a material impact on our earnings. Because gains or losses related to currency forward contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these currency forward contracts and the underlying exposures do not create a material impact to our results of operations, balance sheet or liquidity.

Interest Rate Risk Management

Our primary interest rate exposure at June 30, 2013, was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of June 30, 2013, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our results of operations, balance sheet or liquidity.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended June 30, 2013.

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period ended June 30, 2013.

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

For the quarter ended June 30, 2013, the Company had no material developments to report with respect to its legal proceedings.  For additional information regarding the Company’s legal proceedings, please refer to the Company’s 2012 Form 10-K and the legal proceedings update provided in Part II, Item 1., “Legal Proceedings,” of the Company’s Form 10-Q for the quarter ended March 31, 2013.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: August 7, 2013
/s/ David B. Wyshner
David B. Wyshner
Senior Executive Vice President and
Chief Financial Officer

Date: August 7, 2013
/s/ Izilda P. Martins
Izilda P. Martins
Senior Vice President and
Acting Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
4.1
Indenture dated as of April 3, 2013 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 8, 2013).

4.2	Form of 5.5% Senior Notes Due 2023 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 8, 2013).
4.3
Supplemental Indenture dated June 21, 2013 to the Indenture dated as of April 16, 2006, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the Guarantors from time to time party thereto and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1(f) to the Company’s Registration Statement on Form S-4 dated June 21, 2013).

4.4
Supplemental Indenture dated June 21, 2013 to the Indenture dated as of October 15, 2010, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.6(c) to the Company’s Registration Statement on Form S-4 dated June 21, 2013).

4.5
Supplemental Indenture dated June 21, 2013 to the Indenture dated as of October 3, 2011, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the Guarantors from time to time party thereto and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.7(c) to the Company’s Registration Statement on Form S-4 dated June 21, 2013).

4.6
Supplemental Indenture dated June 21, 2013 to the Indenture dated as of November 8, 2012, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the Guarantors from time to time party thereto and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.9(b) to the Company’s Registration Statement on Form S-4 dated June 21, 2013).

4.7
Supplemental Indenture dated June 21, 2013 to the Indenture dated as of March 7, 2013, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the Guarantors from time to time party thereto and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.11(b) to the Company’s Registration Statement on Form S-4 dated June 21, 2013).

4.8
Supplemental Indenture dated June 21, 2013 to the Indenture dated as of April 3, 2013, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., the Guarantors from time to time party thereto and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.12(b) to the Company’s Registration Statement on Form S-4 dated June 21, 2013).

10.1
Registration Rights Agreement, dated April 3, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Barclays Capital Inc., and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2013).

10.2
Seventh Amendment, dated as of May 29, 2013, to the Amended and Restated Credit Agreement dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time parties thereto.

10.3
Second Amendment Agreement, dated April 15, 2013, to the Framework Agreement, the Master Definitions Agreement, the Issuer Note Issuance Facility Agreement, the Central Servicing Agreement, the Issuer Subordinated Facility Agreement, and the Issuer Cash Management Agreement each dated as of March 5, 2013, between, among others, CarFin Finance International Limited, Crédit Agricole Corporate and Investment Bank, Deutsche Trustee Company Limited, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, and certain other entities named therein.

10.4
Assumption Agreement, dated as of June 21, 2013, by Zipcar, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.106 to the Company’s Registration Statement on Form S-4 dated June 21, 2013).

10.5
Second Amended and Restated Credit Agreement, dated as of August 2, 2013, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the Subsidiary Borrowers from time to time parties there, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Citicorp USA, Inc., Bank of America, N.A., Barclays Bank plc, Credit Agricole Corporate and Investment Bank, and The Royal Bank of Scotland plc, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 6, 2013).

10.6
Guarantee Agreement, dated as of August 2, 2013, made by Avis Budget Group, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 6, 2013).

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