Form 10-Q
period 2013-09-30
AVIS BUDGET GROUP, INC.
filed 2013-11-01
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer’s common stock was 107,211,461 shares as of October 28, 2013.

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2012 Annual Report on Form 10-K, may contain forward-looking statements and involve uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such statements are based upon assumptions and known risks and uncertainties.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Vehicle rental	$1,734	$1,582	$4,388	$4,084
Other	661	588	1,699	1,575
Net revenues	2,395	2,170	6,087	5,659

Expenses
Operating	1,142	1,036	3,080	2,882
Vehicle depreciation and lease charges, net	524	436	1,387	1,088
Selling, general and administrative	274	244	771	696
Vehicle interest, net	72	77	195	231
Non-vehicle related depreciation and amortization	39	30	109	92
Interest expense related to corporate debt, net:
Interest expense	57	67	170	208
Early extinguishment of debt	—	2	131	52
Transaction-related costs	10	11	37	21
Restructuring expense	14	7	39	26
Impairment	33	—	33	—
Total expenses	2,165	1,910	5,952	5,296

Income before income taxes	230	260	135	363
Provision for (benefit from) income taxes	112	(20)	91	27

Net income	$118	$280	$44	$336

Comprehensive income	$178	$308	$44	$361

Earnings per share
Basic	$1.09	$2.62	$0.41	$3.16
Diluted	$1.02	$2.38	$0.39	$2.77

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$589	$606
Receivables, net	681	553
Deferred income taxes	163	146
Other current assets	575	405
Total current assets	2,008	1,710

Property and equipment, net	570	529
Deferred income taxes	1,351	1,454
Goodwill	689	375
Other intangibles, net	928	731
Other non-current assets	375	320
Total assets exclusive of assets under vehicle programs	5,921	5,119

Assets under vehicle programs:
Program cash	210	24
Vehicles, net	10,805	9,274
Receivables from vehicle manufacturers and other	506	439
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	362
	11,883	10,099
Total assets	$17,804	$15,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,680	$1,421
Short-term debt and current portion of long-term debt	181	57
Total current liabilities	1,861	1,478

Long-term debt	3,203	2,848
Other non-current liabilities	878	871
Total liabilities exclusive of liabilities under vehicle programs	5,942	5,197

Liabilities under vehicle programs:
Debt	2,508	1,603
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,128	5,203
Deferred income taxes	2,190	2,163
Other	232	295
	11,058	9,264
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 million shares; issued 137,081,056 and 137,081,056 shares	1	1
Additional paid-in capital	7,909	8,211
Accumulated deficit	(2,332)	(2,376)
Accumulated other comprehensive income	110	110
Treasury stock, at cost—29,384,273 and 30,027,146 shares	(4,884)	(5,189)
Total stockholders’ equity	804	757
Total liabilities and stockholders’ equity	$17,804	$15,218

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$44	$336

Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,295	1,100
Gain on sale of vehicles, net	(10)	(107)
Non-vehicle related depreciation and amortization	109	92
Amortization of debt financing fees	33	43
Impairment	33	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(150)	(146)
Income taxes and deferred income taxes	61	(12)
Accounts payable and other current liabilities	22	28
Other, net	306	190
Net cash provided by operating activities	1,743	1,524

Investing activities
Property and equipment additions	(92)	(82)
Proceeds received on asset sales	13	16
Net assets acquired, net of cash acquired	(531)	(5)
Other, net	37	(25)
Net cash used in investing activities exclusive of vehicle programs	(573)	(96)

Vehicle programs:
Increase in program cash	(173)	(90)
Investment in vehicles	(8,865)	(8,962)
Proceeds received on disposition of vehicles	6,393	6,136
	(2,645)	(2,916)
Net cash used in investing activities	(3,218)	(3,012)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Financing activities
Proceeds from long-term borrowings	2,725	654
Payments on long-term borrowings	(2,344)	(907)
Net change in short-term borrowings	(32)	1
Purchases of warrants	(30)	(26)
Proceeds from sale of call options	41	38
Repurchases of common stock	(21)	—
Debt financing fees	(36)	(11)
Other, net	2	1
Net cash provided by (used in) financing activities exclusive of vehicle programs	305	(250)

Vehicle programs:
Proceeds from borrowings	10,266	9,238
Payments on borrowings	(9,079)	(7,467)
Debt financing fees	(26)	(18)
	1,161	1,753
Net cash provided by financing activities	1,466	1,503

Effect of changes in exchange rates on cash and cash equivalents	(8)	5

Net (decrease) increase in cash and cash equivalents	(17)	20
Cash and cash equivalents, beginning of period	606	534
Cash and cash equivalents, end of period	$589	$554

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

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K and Form 10-K/A.

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

Transaction-related Costs. The Company completed the acquisition of Zipcar on March 14, 2013 and the acquisition of Payless Car Rental ("Payless") on July 15, 2013. During the three and nine months ended September 30, 2013, transaction-related costs primarily include expenses related to the integration of Avis Europe’s operations with those of the Company and costs related to the acquisition and integration of Zipcar and Payless. In the three and nine months ended September 30, 2012, transaction-related costs primarily included expenses related to the integration of Avis Europe’s operations with the Company’s.

Currency Transactions. The Company records the gain or loss of foreign-currency transactions on certain intercompany loans and gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three and nine months ended September 30, 2013, the Company recorded losses of $1 million and $8 million, respectively, on such items. In the three and nine months ended September 30, 2012, the Company recorded losses of $3 million and $12 million, respectively, on such items.

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

During fourth quarter 2012, the Company initiated a strategic restructuring initiative to better position the business of its Truck Rental segment, in which it will close certain rental locations and decrease the size of the rental fleet, which the Company believes will increase fleet utilization and reduce costs. During the nine months ended September 30, 2013, as part of this process, the Company recorded restructuring expense of $19 million. The Company expects further restructuring expenses of approximately $3 million to be incurred, through the completion of this initiative, in 2013.

In 2011, the Company implemented a restructuring initiative to identify synergies across the Company, enhance organizational efficiencies and consolidate and rationalize processes and facilities. During the nine months ended September 30, 2013, as part of this process, the Company formally communicated the termination of employment to approximately 370 employees and recorded $20 million of expense in connection with these initiatives. These expenses primarily represent severance, outplacement services and other costs associated with employee terminations. As of September 30, 2013, the Company has terminated approximately 300 of these employees. The Company expects further restructuring expenses of approximately $18 million to be incurred in 2013.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reportable segments, and by category, for restructuring expenses and corresponding payments and utilizations:

	North America	International	Truck Rental	Total
Balance as of January 1, 2013	$1	$12	$—	$13
Restructuring expense	6	14	19	39
Cash payment/utilization	(4)	(17)	(19)	(40)
Balance as of September 30, 2013	$3	$9	$—	$12

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2013	$12	$1	$—	$13
Restructuring expense	18	2	19	39
Cash payment/utilization	(19)	(2)	(19)	(40)
Balance as of September 30, 2013	$11	$1	$—	$12
__________

(a)	Includes expenses related to the disposition of vehicles.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income for basic EPS	$118	$280	$44	$336
Convertible note interest, net of tax	1	1	1	4
Net income for diluted EPS	$119	$281	$45	$340

Basic weighted average shares outstanding	108.3	106.8	108.1	106.5
Options, warrants and non-vested stock (a)	3.3	2.3	3.3	2.2
Convertible debt	4.6	8.9	5.5	14.0
Diluted weighted average shares outstanding	116.2	118.0	116.9	122.7

Earnings per share:
Basic	$1.09	$2.62	$0.41	$3.16
Diluted	$1.02	$2.38	$0.39	$2.77
__________

(a)
For the three and nine months ended September 30, 2013, the number of anti-dilutive securities which were excluded from the computation of diluted earnings per share was not significant. For the three and nine months ended September 30, 2012, 0.2 million outstanding options and 8.9 million warrants have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

4.	Acquisitions

Zipcar

On March 14, 2013, the Company completed the acquisition of the entire issued share capital of Zipcar, the leading car sharing company, for $473 million, net of acquired cash. The acquisition increased the Company’s growth potential and its ability to better serve a greater variety of customer transportation needs.

The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s North America segment. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change. In connection with this acquisition, $188 million was recorded in identifiable intangible assets (consisting of $112 million related to trademarks and $76 million related to customer relationships) and $275 million was recorded in goodwill. The trademark assets are indefinite-lived and the customer relationship intangibles will be amortized over an estimated life of 8 years.

Brazilian licensee

On August 12, 2013, the Company acquired a 50% ownership stake in its Brazilian licensee for $53 million. Approximately $11 million of the total consideration was paid in the third quarter of 2013 and the remainder is expected to be paid by the end of first quarter 2014. The Company’s investment significantly increases its presence in the Brazilian car rental market.

The Company’s investment in its Brazilian licensee was recorded as an equity investment within Other non-current assets, and the Company’s share of the Brazilian licensee’s operating results is reported within Operating expenses. In conjunction with the acquisition, the Company agreed to the payment of contingent consideration of up to $13 million based on the Brazilian licensee’s future financial performance. The fair value of the contingent consideration was estimated by utilizing a Monte Carlo simulation technique, based on a range of possible future results, and no value was attributed to the contingent consideration at the acquisition date. At September 30, 2013, the Company’s investment totaled approximately $20 million, which is net of an impairment charge of $33 million ($33 million, net of tax). The impairment charge was recorded at the time of the investment based on a combination of observable and unobservable fair value inputs (Level 3), specifically a combination of the Income approach‐discounted cash flow method and the Market approach-public company market multiple method.

Payless Car Rental

On July 15, 2013, the Company completed the acquisition of Payless for $50 million in cash. The acquisition provides the Company with a meaningful position in the deep-value segment of the car rental industry.

The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s North America segment. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change. In connection with this acquisition, $23 million was recorded in identifiable intangible assets (consisting of $16 million related to trademarks and $7 million related to license agreements) and $27 million was recorded in goodwill. The trademark assets are indefinite-lived and the license agreements will be amortized over an estimated life of 15 years.

Apex Car Rentals

In October 2012, the Company completed the acquisition of the assets of Apex Car Rentals (“Apex”), a leading deep-value car rental company in New Zealand and Australia, operating a fleet of approximately 4,000 rental vehicles. In conjunction with the acquisition, the Company paid $63 million in cash (including the acquisition of fleet) and agreed to the payment of contingent consideration with an estimated acquisition date fair value of $9 million. The contingent consideration consists of a maximum of $26 million in additional payments that are contingent on Apex’ future financial performance, and the fair value of the contingent consideration at the acquisition date was estimated by utilizing a Monte Carlo simulation technique, based on a range of possible future results. The allocation of the purchase price of Apex principally includes vehicles of $33 million, trademarks of $21 million and goodwill of $16 million, which were allocated to the Company’s International segment. The goodwill is not expected to be deductible for tax purposes.

5.	Other Current Assets

Other current assets consisted of:

	As of	As of
	September 30,	December 31,
	2013	2012
Sales and use taxes	$223	$108
Prepaid expenses	200	174
Other	152	123
Other current assets	$575	$405

6.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$269	$49	$220	$257	$39	$218
Customer relationships (b)	165	30	135	86	19	67
Other	2	1	1	2	1	1
Total	$436	$80	$356	$345	$59	$286

Unamortized Intangible Assets
Goodwill (a)(b)	$689			$375
Trademarks (a)(b)	$572			$445
__________

(a)	The increases in carrying amounts primarily relate to the acquisition of Payless.

(b)	The increases in carrying amounts primarily relate to the acquisition of Zipcar.

Amortization expense relating to all intangible assets was approximately $7 million and $4 million during third quarter 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, amortization expense was approximately $20 million and $15 million, respectively. Based on the Company’s amortizable assets at September 30, 2013, the Company expects amortization expense of approximately $7 million for the remainder of 2013 and approximately $29 million for each of the five fiscal years thereafter.

7.	Financial Instruments

The fair value of the Company’s financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In some cases where quoted market prices are not available, prices are derived by considering the yield of the benchmark security that was issued to initially price the instruments and adjusting this rate by the credit spread that market participants would demand for the instruments as of the measurement date. The carrying amounts of cash and cash equivalents; receivables, net; program cash and accounts payable and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Debt Instruments

The carrying amounts and estimated fair values of debt instruments were as follows:

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Corporate debt
Short-term debt and current portion of long-term debt	$181	$181	$57	$58
Long-term debt, excluding convertible debt	3,128	3,192	2,720	2,903
Convertible debt	75	135	128	171

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (AESOP) LLC	$6,128	$6,231	$5,203	$5,391
Vehicle-backed debt	2,502	2,510	1,599	1,613
Interest rate swaps and interest rate contracts (b)	6	6	4	4
 __________

(a)	The fair value measurements are based on significant observable inputs (Level 2).

(b)	Derivatives in a liability position.

Net Investment Hedge

The Company has designated its 6% Euro-denominated notes issued March 2013 as a hedge of its net investment in Euro-denominated foreign operations. The Company records the effective portion of the gain or loss on this net investment hedge, net of taxes, in accumulated other comprehensive income as part of currency translation adjustments. For the three months and nine months ended September 30, 2013, the Company has recorded an $8 million loss, net of tax, in accumulated other comprehensive income. Any ineffective portion of the net investment hedge is immediately reclassified from accumulated other comprehensive income into earnings. There was no ineffectiveness during the three and nine months ended September 30, 2013 and the Company does not expect to reclassify any amounts from accumulated other comprehensive income into earnings over the next 12 months.

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

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that such derivatives are in a liability position. The aggregate fair value of such derivatives and the aggregate fair value of assets needed to settle these derivatives as of September 30, 2013 was approximately $3 million, for which the Company has posted cash collateral in the normal course of business.

As of September 30, 2013, the Company held derivative instruments with absolute notional values as follows:

As of
September 30, 2013
Interest rate caps (a)	$6,959
Interest rate swaps	904
Foreign exchange forward contracts	77
Foreign exchange swaps	704
__________

(a)
Represents $4.7 billion of interest rate caps sold and approximately $2.2 billion of interest rate caps purchased. These amounts exclude $2.5 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”) subsidiary.

As of September 30, 2013, the Company also had commodity contracts for the purchase of 11 million gallons of unleaded gasoline.

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

Fair values of derivative instruments were as follows:

	As of September 30, 2013		As of December 31, 2012
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$1	$—	$1

Derivatives not designated as hedging instruments
Currency exchange contracts (b)	4	4	3	8
Interest rate contracts (c)	3	6	—	4
Interest rate swaps (a)	—	—	—	12
Commodity contracts (b)	—	2	—	—
Total	$7	$13	$3	$25
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 14—Stockholders’ Equity.

(a)	Included in other non-current liabilities.

(b)	Included in other current assets or other current liabilities.

(c)	Included in assets under vehicle programs and liabilities under vehicle programs.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$—	$1	$11

Derivatives not designated as hedging instruments (b)
Currency exchange contracts (c)	(13)	(2)	22	—
Commodity contracts (d)	—	3	—	4
Interest rate contracts (e)	(2)	(5)	5	(13)
Total	$(15)	$(4)	$28	$2
__________

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)
For the three months ended September 30, 2013, included a $16 million loss in interest expense and a $3 million gain in operating expenses. For the nine months ended September 30, 2013, included a $13 million gain in interest expense and a $9 million gain in operating expenses. For the three and nine months ended September 30, 2012, amounts were included in operating expenses.

(d)	Included in operating expense.

(e)	Included in interest expense.

8.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	September 30,	December 31,
	2013	2012
Rental vehicles	$11,480	$10,000
Less: Accumulated depreciation	(1,411)	(1,345)
	10,069	8,655
Vehicles held for sale	736	619
Vehicles, net	$10,805	$9,274

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Depreciation expense	$487	$406	$1,295	$1,100
Lease charges	45	38	102	95
Gain on sales of vehicles, net	(8)	(8)	(10)	(107)
Vehicle depreciation and lease charges, net	$524	$436	$1,387	$1,088

9.	Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2013 is a provision of 67.4%. Such rate differs from the Federal statutory rate of 35.0% primarily due to the treatment of a portion of the expenses for the early extinguishment of corporate debt and impairment costs.

The Company’s effective tax rate for the nine months ended September 30, 2012 was a provision of 7.4%. Such rate differed from the Federal statutory rate of 35.0% primarily due to an effective settlement of a $128 million unrecognized tax benefit for pre-Separation taxes, partially offset by the treatment of a portion of the expenses for the early extinguishment of corporate debt.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2013	2012
Accounts payable	$365	$309
Accrued sales and use taxes	244	148
Accrued payroll and related	204	198
Public liability and property damage insurance liabilities – current	133	132
Deferred income - current	95	60
Advertising and marketing	85	82
Income taxes payable – current	85	58
Other	469	434
Accounts payable and other current liabilities	$1,680	$1,421

11.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	September 30,	December 31,
		2013	2012
Floating rate notes (a)	May 2014	$150	$250
3½% convertible notes (c)	October 2014	75	128
Floating rate term loan (b) (d)	May 2016	46	49
4⅞% notes	November 2017	300	300
9⅝% notes	March 2018	—	446
8¼% notes	January 2019	730	730
Floating rate term loan (b) (e)	March 2019	991	689
9¾% notes	March 2020	224	250
6% Euro-denominated notes	March 2021	338	—
5½% notes	April 2023	500	—
		3,354	2,842
Other		30	63
Total		3,384	2,905
Less: Short-term debt and current portion of long-term debt		181	57
Long-term debt		$3,203	$2,848
__________

(a)	As of September 30, 2013, the floating rate notes due 2014 bear interest at three-month LIBOR, plus 250 basis points, for an aggregate rate of 2.76%.

(b)
The floating rate term loans are part of the Company’s senior credit facility, which also includes its revolving credit facility maturing 2018, and are secured by pledges of all of the capital stock of all of the Company’s direct or indirect domestic subsidiaries and 65% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(c)	As of September 30, 2013, the 3½% convertible notes are convertible by the holders into approximately 5 million shares of the Company’s common stock.

(d)	As of September 30, 2013, the floating rate term loan due 2016 bears interest at three-month LIBOR, plus 300 basis points, for an aggregate rate of 3.27%.

(e)
As of September 30, 2013, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

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

In connection with the issuance of the 5½% senior notes due 2023, the Company completed a cash tender offer pursuant to which approximately $326 million in aggregate principal amount of its 9⅝% notes due 2018 and approximately $26 million of the aggregate principal amount of its 9¾% notes due 2020 were purchased by the Company for $398 million plus accrued interest. In June 2013, the Company redeemed the remaining $124 million principal amount of the 9⅝% notes due 2018 for $139 million plus accrued interest.

During the nine months ended September 30, 2013, the Company amended and restated its senior credit facility to issue, in aggregate, an additional $300 million of term loan due 2019 (the “New Term Loan”). A portion of the proceeds were used to partially fund the acquisition of Zipcar. The New Term Loan has a committed aggregate principal amount of $1.0 billion and bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points. The Company also extended the maturity of the revolving credit facility to 2018, expanded its borrowing capacity to $1.65 billion, and reduced its borrowing spread by 75 basis points.

During the nine months ended September 30, 2013, the Company repurchased approximately $53 million principal amount of its 3½% convertible notes for approximately $94 million, plus accrued interest, and repaid $100 million principal amount of its floating rate notes due 2014 at face value plus accrued interest.
In connection with debt amendments and repayments during the nine months ended September 30, 2013, the Company recorded $131 million in debt extinguishment costs.

Committed Credit Facilities and Available Funding Arrangements

At September 30, 2013, the committed credit facilities available to the Company and/or its subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2018 (a)	$1,650	$—	$820	$830
Other facilities (b)	13	2	—	11
__________

(a)
This revolving credit facility matures in 2018 and bears interest of one-month LIBOR plus 225 basis points. The Company’s senior credit facility, which encompasses the floating rate term loans due 2016 and 2019 and the revolving credit facility, is secured by pledges of all of the capital stock of all of the Company’s domestic subsidiaries and 65% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.50% to 5.69% as of September 30, 2013.

At September 30, 2013, the Company had various uncommitted credit facilities available, under which it had drawn approximately $9 million, which bear interest at rates between 0.43% and 9.00%.

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility contains maximum leverage and minimum interest coverage ratio requirements. As of September 30, 2013, the Company was in compliance with the financial covenants of its senior credit facility.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	As of	As of
	September 30,	December 31,
	2013	2012
North America - Debt due to Avis Budget Rental Car Funding (a)	$6,128	$5,203
North America - Canadian borrowings (a)	582	353
International - Debt borrowings (a)	1,161	679
International - Capital leases (a)	437	315
Truck Rental - Debt borrowings	241	253
Other (b)	87	3
Total	$8,636	$6,806
__________

(a)	The increase principally reflects increased borrowing to fund a seasonal increase in the size of the Company’s car rental fleet.

(b)	The increase is principally related to the vehicle-backed debt of Zipcar and Payless.

The following table provides the contractual maturities of the Company’s debt under vehicle programs (including related party debt due to Avis Budget Rental Car Funding) at September 30, 2013:

Vehicle- Backed Debt
Within 1 year (a)	$1,280
Between 1 and 2 years	2,209
Between 2 and 3 years	1,694
Between 3 and 4 years	1,182
Between 4 and 5 years	1,614
Thereafter	657
Total	$8,636
 __________

(a)	Vehicle-backed debt maturing within one year includes term asset-backed securities of approximately $610 million and bank and bank-sponsored borrowings of $670 million.

As of September 30, 2013, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
North America - Debt due to Avis Budget Rental Car Funding (b)	$7,968	$6,128	$1,840
North America - Canadian borrowings (c)	742	582	160
International - Debt borrowings (d)	1,381	1,161	220
International - Capital leases	466	437	29
Truck Rental - Debt borrowings (e)	246	241	5
Other (f)	100	87	13
Total	$10,903	$8,636	$2,267
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $7.8 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $889 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.6 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $440 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $165 million of underlying vehicles and related assets.

In March 2013, the Company entered into a three-year, €500 million (approximately $675 million) European rental fleet securitization program, which matures in 2016 and will be used to finance fleet purchases for certain of the Company’s European operations.

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2013, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In October 2009, a judgment was entered against the Company for damages related to breach of contract in Alaska Rent A Car, Inc. v. Cendant Corp., et al., in the United States District Court for the District of Alaska, which court subsequently amended the judgment to add amounts for pre-judgment interest and attorneys’ fees.  This proceeding, which began in 2003, concluded in September 2013, commensurate with the Company’s payment of the full amount of the judgment.  While the Company is continuing to pursue its appeal, it does not consider such appeal to be material to the Company’s financial condition.

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

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of September 30, 2013 aggregate approximately $168 million. These purchase obligations extend through 2018.

Concentrations

Concentrations of credit risk at September 30, 2013 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with car manufacturers, including Ford Motor Company, General Motors Company, Chrysler Group LLC, PSA Peugeot Citroën, Volkswagen Group, Fiat Group Automobiles S.p.A., BMW Group, Kia Motors America, Toyota Motor Corporation, Subaru of America, Inc., and Diamler AG, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $61 million and $38 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with the Separation.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which, as previously discussed, were disposed in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $59 million, the majority of which expire by the end of 2015. At September 30, 2013, the liability recorded by the Company in connection with these guarantees was approximately $2 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy, Wyndham and Travelport, as applicable. The Company monitors the credit ratings and other relevant information for Realogy, Wyndham and Travelport’s parent company in order to assess the status of the payment/performance risk of these guarantees.

14.	Stockholders’ Equity

During the nine months ended September 30, 2013, concurrently with the Company’s repurchase of $53 million principal amount of its 3½% convertible notes, the Company repurchased warrants for the purchase of the Company’s common stock for $30 million and sold an equal portion of its convertible note hedge for $41 million, reducing the number of shares related to each of the hedge and warrant by approximately 3 million.

Share Repurchases

In August 2013, the Company obtained Board approval to repurchase up to $200 million of its common stock. During the nine months ended September 30, 2013, the Company repurchased approximately 860,000 shares of common stock at a cost of approximately $25 million under the repurchase program. The Company did not repurchase any of its common stock during the nine months ended September 30, 2012.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Gains on Available-for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2013	$193	$—	$2	$(85)	$110
Other comprehensive income (loss) before reclassifications	(21)	1	1	13	(6)
Amounts reclassified from accumulated other comprehensive income (a)	—	—	—	6	6
Net current-period other comprehensive income (loss)	(21)	1	1	19	—
Balance, September 30, 2013	$172	$1	$3	$(66)	$110
__________
All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)
For the three and nine months ended September 30, 2013, $10 million ($6 million, net of tax) was reclassified from accumulated other comprehensive income into selling, general and administrative expenses.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$118	$280	$44	$336
Other comprehensive income:
Currency translation adjustments	39	26	(21)	14
Net unrealized gains on available-for-sale securities	2	2	1	—
Net unrealized gains on cash flow hedges (a)	—	—	1	11
Minimum pension liability adjustment (b)	19	—	19	—
	60	28	—	25
Total comprehensive income	$178	$308	$44	$361
__________
All components of other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)	During the nine months ended September 30, 2013 and 2012, the Company’s net unrealized gains on cash flow hedges were $1 million and $20 million ($1 million and $11 million, net of tax), respectively.

(b)	During the three and nine months ended September 30, 2013, the Company’s minimum pension liability adjustment was $31 million ($19 million, net of tax).

15.	Stock-Based Compensation

The Company records compensation expense for all stock-based awards based on the estimated fair value of the award at the grant date, which is recognized over the vesting period. The Company recorded stock-based compensation expense of $5 million and $4 million ($3 million and $2 million, net of tax) during the three months ended September 30, 2013 and 2012, respectively, and $14 million and $12 million ($9 million and $7 million, net of tax), during the nine months ended September 30, 2013 and 2012, respectively, related to stock-based awards that were granted by the Company.

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

During the nine months ended September 30, 2013, the Company granted the following stock-based awards under the Amended and Restated 2007 Equity and Incentive Plan:

•	25,000 time-based restricted cash units (“RCUs”) and 87,000 market-vesting restricted cash units (“MCUs”); and

•	637,000 time-based restricted stock units (“RSUs”), 396,000 performance-based restricted stock units (“PSUs”), and 87,000 market-vesting restricted stock units (“MSUs”).

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

The amount payable in respect of the RCUs and MCUs will be based on the Company’s average closing stock price over a specified number of trading days at the time of settlement. At September 30, 2013, the Company had 268,000 time-based and market-vesting restricted cash units outstanding with a weighted average contractual life of 1.6 years.

Restricted Stock Unit Awards

The terms of substantially all of the RSUs provide for vesting ratably on the first three anniversaries of the grant date, subject to continued employment. The weighted-average fair value of the RSUs of $21.77 was based on the Company’s closing stock price on the date of grant.

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

The Company determined the weighted-average fair value of performance-based and market-vesting restricted stock units granted in the nine months ended September 30, 2013 and 2012 using a Monte Carlo simulation model. The weighted-average fair value of the PSUs and MSUs granted in the nine months ended September 30, 2013, was estimated to be $20.67 and $17.14, respectively. The weighted-average fair value of the Company’s market-vesting restricted stock units issued in the nine months ended September 30, 2012 was estimated to be $10.92. The assumptions used to estimate the weighted-average fair value of the performance-based and market-vesting awards issued during the nine months ended September 30, 2013 and the market-vesting awards issued in the nine months ended September 30, 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012
Expected volatility of stock price	43%	50%
Risk-free interest rate	0.39%	0.30% - 0.42%
Expected term of awards	3 years	2 1/2 - 3 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s time-based, performance-based and market-vesting restricted stock units (collectively, solely for purposes of the table below, “RSUs”), and stock options consisted of:

	RSUs		Options
	Number of RSUs (in 000s)	Weighted Average Fair Value	Number of Options (in 000s)	Weighted Average Exercise Price
Balance at January 1, 2013	3,497	$13.64	1,901	$2.89
Granted at fair market value	1,120	21.02	—	—
Vested/exercised (a)	(1,114)	12.72	(754)	3.32
Canceled	(67)	14.20	(3)	27.40
Balance at September 30, 2013 (b) (c)	3,436	$16.34	1,144	$2.55
__________

(a)
During the nine months ended September 30, 2013, 438,000 market-vesting restricted stock units and 676,000 time-based restricted stock units vested. Stock options exercised during the nine months ended September 30, 2013 had an intrinsic value of $18 million.

(b)
As of September 30, 2013, the Company’s outstanding RSUs had an aggregate intrinsic value of $99 million; aggregate unrecognized compensation expense related to RSUs amounted to $32 million; and the balance of RSUs at September 30, 2013, consists of 1,358,000 related to time-based awards and 2,078,000 related to market-vesting and performance-based awards. Approximately 1,000 time-based restricted stock units are eligible to vest in 2013, if applicable service criteria are satisfied. No market-vesting restricted stock units are eligible to vest in 2013.

(c)
As of September 30, 2013, the Company’s outstanding stock options had aggregate intrinsic value of $30 million; there were 1,135,000 “in-the-money” stock options; and aggregate unrecognized compensation expense related to unvested stock options was immaterial. 1,080,000 stock options are exercisable as of September 30, 2013.

The table below summarizes information regarding the Company’s outstanding stock options as of September 30, 2013:

Range of Exercise Prices	Weighted Average Contractual Life (years)	Number of Options (in 000s)
Less than $5.00	5.3	975
$5.01 to $10.00	0	—
$10.01 to $15.00	6.3	160
$15.01 to $20.00	0	—
$20.01 and above	1.0	9
Total	5.4	1,144

As of September 30, 2013, all of the stock appreciation rights outstanding at December 31, 2012 had been exercised.

16.	Segment Information

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

	Three Months Ended September 30,
	2013		2012
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
North America	$1,513	$223	$1,358	$232
International	773	144	703	129
Truck Rental	109	13	109	14
Corporate and Other (a)	—	(11)	—	(5)
Total Company (b)	$2,395	369	$2,170	370

Less:	Non-vehicle related depreciation and amortization	39		30
Interest expense related to corporate debt, net:
Interest expense		57		67
Early extinguishment of debt		—		2
Transaction-related costs (c)		10		11
Impairment (d)		33		—
Income before income taxes		$230		$260
__________

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

(b)	Adjusted EBITDA for the three months ended September 30, 2013 and 2012, includes $14 million and $7 million, respectively, of restructuring expense.

(c)
During the three months ended September 30, 2013, the Company incurred $10 million in transaction-related costs related to the integration of the operations of Avis Europe and the acquisition of Payless. During the three months ended September 30, 2012, the Company incurred $11 million in transaction-related costs related to the integration of the operations of Avis Europe.

(d)	During the three months ended September 30, 2013, the Company recorded a charge of $33 million for the impairment of the Company’s equity-method investment in its Brazilian licensee.

	Nine Months Ended September 30,
	2013		2012
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
North America	$3,905	$427	$3,580	$509
International	1,895	211	1,791	210
Truck Rental	287	12	287	32
Corporate and Other (a)	—	(35)	1	(15)
Total Company (b)	$6,087	615	$5,659	736

Less:	Non-vehicle related depreciation and amortization	109		92
Interest expense related to corporate debt, net:
Interest expense		170		208
Early extinguishment of debt		131		52
Transaction-related costs (c)		37		21
Impairment (d)		33		—
Income before income taxes		$135		$363
__________

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

(b)	Adjusted EBITDA for the nine months ended September 30, 2013 and 2012, includes $39 million and $26 million, respectively, of restructuring expense.

(c)
During the nine months ended September 30, 2013, the Company incurred $37 million in transaction-related costs related to the integration of the operations of Avis Europe and costs related to the acquisition and integration of Zipcar and Payless. During the nine months ended September 30, 2012, the Company incurred $21 million in transaction-related costs related to the integration of the operations of Avis Europe.

(d)	During the nine months ended September 30, 2013, the Company recorded a charge of $33 million for the impairment of the Company’s equity-method investment in its Brazilian licensee.

Since December 31, 2012, there have been no significant changes in segment assets other than in the Company’s North America segment. As of September 30, 2013 and December 31, 2012, North America segment assets under vehicle programs were approximately $8.7 billion and $7.4 billion, respectively, and assets exclusive of assets under vehicle programs were approximately $3.7 billion and $3.1 billion, respectively.

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, Consolidating Condensed Balance Sheets as of September 30, 2013 and December 31, 2012, and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by the Subsidiary Issuers. These senior notes consist of Floating rate notes due 2014, 4⅞% notes due 2017, 8¼% notes due 2019, 9¾% notes due 2020 and 5½% notes due April 2023 (collectively, the “Notes”). See Note 11—Long-term Debt and Borrowing Arrangements for additional information regarding these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended September 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,100	$634	$—	$1,734
Other	—	—	308	740	(387)	661
Net revenues	—	—	1,408	1,374	(387)	2,395

Expenses
Operating	2	5	672	463	—	1,142
Vehicle depreciation and lease charges, net	—	—	338	382	(196)	524
Selling, general and administrative	9	1	155	109	—	274
Vehicle interest, net	—	—	48	74	(50)	72
Non-vehicle related depreciation and amortization	—	—	25	14	—	39
Interest expense related to corporate debt, net:
Interest expense	1	49	—	7	—	57
Intercompany interest expense (income)	(3)	(7)	1	9	—	—
Transaction-related costs	—	8	—	2	—	10
Restructuring expense	—	—	7	7	—	14
Impairment	—	33	—	—	—	33
Total expenses	9	89	1,246	1,067	(246)	2,165
Income (loss) before income taxes and equity in earnings of subsidiaries	(9)	(89)	162	307	(141)	230
Provision for (benefit from) income taxes	(2)	(21)	93	42	—	112
Equity in earnings of subsidiaries	125	193	124	—	(442)	—
Net income	$118	$125	$193	$265	$(583)	$118

Comprehensive income	$178	$183	$250	$303	$(736)	$178

Nine Months Ended September 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$2,909	$1,479	$—	$4,388
Other	—	—	842	1,910	(1,053)	1,699
Net revenues	—	—	3,751	3,389	(1,053)	6,087

Expenses
Operating	6	8	1,843	1,223	—	3,080
Vehicle depreciation and lease charges, net	—	—	924	949	(486)	1,387
Selling, general and administrative	25	4	450	292	—	771
Vehicle interest, net	—	—	136	195	(136)	195
Non-vehicle related depreciation and amortization	—	1	71	37	—	109
Interest expense related to corporate debt, net:
Interest expense	3	147	—	20	—	170
Intercompany interest expense (income)	(9)	(23)	5	27	—	—
Early extinguishment of debt	41	90	—	—	—	131
Transaction-related costs	1	21	1	14	—	37
Restructuring expense	—	—	23	16	—	39
Impairment	—	33	—	—	—	33
Total expenses	67	281	3,453	2,773	(622)	5,952
Income (loss) before income taxes and equity in earnings of subsidiaries	(67)	(281)	298	616	(431)	135
Provision for (benefit from) income taxes	(9)	(96)	141	55	—	91
Equity in earnings of subsidiaries	102	287	130	—	(519)	—
Net income	$44	$102	$287	$561	$(950)	$44

Comprehensive income	$44	$101	$285	$542	$(928)	$44

Three Months Ended September 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,007	$575	$—	$1,582
Other	—	—	294	616	(322)	588
Net revenues	—	—	1,301	1,191	(322)	2,170

Expenses
Operating	—	—	612	424	—	1,036
Vehicle depreciation and lease charges, net	—	—	267	312	(143)	436
Selling, general and administrative	5	—	153	86	—	244
Vehicle interest, net	—	—	60	77	(60)	77
Non-vehicle related depreciation and amortization	—	—	18	12	—	30
Interest expense related to corporate debt, net:
Interest expense	2	62	—	3	—	67
Intercompany interest expense (income)	(3)	(75)	64	14	—	—
Early extinguishment of debt	—	2	—	—	—	2
Transaction-related costs	(3)	—	—	14	—	11
Restructuring expenses	—	—	—	7	—	7
Total expenses	1	(11)	1,174	949	(203)	1,910
Income (loss) before income taxes and equity in earnings of subsidiaries	(1)	11	127	242	(119)	260
Provision for (benefit from) income taxes	—	(124)	61	43	—	(20)
Equity in earnings of subsidiaries	281	146	80	—	(507)	—
Net income	$280	$281	$146	$199	$(626)	$280

Comprehensive income	$308	$307	$172	$225	$(704)	$308

Nine Months Ended September 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$2,684	$1,400	$—	$4,084
Other	1	—	806	1,593	(825)	1,575
Net revenues	1	—	3,490	2,993	(825)	5,659

Expenses
Operating	—	3	1,739	1,140	—	2,882
Vehicle depreciation and lease charges, net	—	—	650	736	(298)	1,088
Selling, general and administrative	16	—	433	247	—	696
Vehicle interest, net	—	—	185	232	(186)	231
Non-vehicle related depreciation and amortization	—	1	56	35	—	92
Interest expense related to corporate debt, net:
Interest expense	7	192	—	9	—	208
Intercompany interest expense (income)	(15)	(231)	205	41	—	—
Early extinguishment of debt	39	13	—	—	—	52
Transaction-related costs	—	—	1	20	—	21
Restructuring expenses	—	—	1	25	—	26
Total expenses	47	(22)	3,270	2,485	(484)	5,296
Income (loss) before income taxes and equity in earnings of subsidiaries	(46)	22	220	508	(341)	363
Provision for (benefit from) income taxes	(4)	(118)	96	53	—	27
Equity in earnings of subsidiaries	378	238	114	—	(730)	—
Net income	$336	$378	$238	$455	$(1,071)	$336

Comprehensive income	$361	$403	$262	$483	$(1,148)	$361

Consolidating Condensed Balance Sheets

As of September 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$7	$34	$10	$538	$—	$589
Receivables, net	—	—	181	500	—	681
Deferred income taxes	3	1	142	17	—	163
Other current assets	4	84	86	401	—	575
Total current assets	14	119	419	1,456	—	2,008

Property and equipment, net	—	96	307	167	—	570
Deferred income taxes	19	1,200	139	—	(7)	1,351
Goodwill	—	—	349	340	—	689
Other intangibles, net	—	42	522	364	—	928
Other non-current assets	106	101	19	149	—	375
Intercompany receivables (payables)	144	(442)	522	(224)	—	—
Investment in subsidiaries	716	2,871	3,427	—	(7,014)	—
Total assets exclusive of assets under vehicle programs	999	3,987	5,704	2,252	(7,021)	5,921

Assets under vehicle programs:
Program cash	—	—	—	210	—	210
Vehicles, net	—	23	10	10,772	—	10,805
Receivables from vehicle manufacturers and other	—	2	—	504	—	506
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	25	10	11,848	—	11,883
Total assets	$999	$4,012	$5,714	$14,100	$(7,021)	$17,804

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$22	$253	$595	$810	$—	$1,680
Short-term debt and current portion of long-term debt	—	167	3	11	—	181
Total current liabilities	22	420	598	821	—	1,861

Long-term debt	75	2,783	7	338	—	3,203
Other non-current liabilities	98	89	252	446	(7)	878
Total liabilities exclusive of liabilities under vehicle programs	195	3,292	857	1,605	(7)	5,942

Liabilities under vehicle programs:
Debt	—	4	—	2,504	—	2,508
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,128	—	6,128
Deferred income taxes	—	—	1,986	204	—	2,190
Other	—	—	—	232	—	232
	—	4	1,986	9,068	—	11,058
Total stockholders’ equity	804	716	2,871	3,427	(7,014)	804
Total liabilities and stockholders’ equity	$999	$4,012	$5,714	$14,100	$(7,021)	$17,804

As of December 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$5	$102	$—	$499	$—	$606
Receivables, net	—	—	156	397	—	553
Deferred income taxes	3	1	138	4	—	146
Other current assets	5	73	81	246	—	405
Total current assets	13	176	375	1,146	—	1,710

Property and equipment, net	—	90	276	163	—	529
Deferred income taxes	23	1,216	223	—	(8)	1,454
Goodwill	—	—	74	301	—	375
Other intangibles, net	—	43	341	347	—	731
Other non-current assets	109	80	14	117	—	320
Intercompany receivables (payables)	142	141	174	(457)	—	—
Investment in subsidiaries	723	2,030	3,293	—	(6,046)	—
Total assets exclusive of assets under vehicle programs	1,010	3,776	4,770	1,617	(6,054)	5,119

Assets under vehicle programs:
Program cash	—	—	—	24	—	24
Vehicles, net	—	7	13	9,254	—	9,274
Receivables from vehicle manufacturers and other	—	—	—	439	—	439
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	7	13	10,079	—	10,099
Total assets	$1,010	$3,783	$4,783	$11,696	$(6,054)	$15,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$22	$250	$490	$659	$—	$1,421
Short-term debt and current portion of long-term debt	—	13	3	41	—	57
Total current liabilities	22	263	493	700	—	1,478

Long-term debt	128	2,712	8	—	—	2,848
Other non-current liabilities	103	79	277	420	(8)	871
Total liabilities exclusive of liabilities under vehicle programs	253	3,054	778	1,120	(8)	5,197

Liabilities under vehicle programs:
Debt	—	4	—	1,599	—	1,603
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,203	—	5,203
Deferred income taxes	—	—	1,975	188	—	2,163
Other	—	2	—	293	—	295
	—	6	1,975	7,283	—	9,264
Total stockholders’ equity	757	723	2,030	3,293	(6,046)	757
Total liabilities and stockholders’ equity	$1,010	$3,783	$4,783	$11,696	$(6,054)	$15,218

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(4)	$448	$2	$1,300	$(3)	$1,743

Investing activities
Property and equipment additions	—	(17)	(43)	(32)	—	(92)
Proceeds received on asset sales	—	4	—	9	—	13
Net assets acquired, net of cash acquired	—	(563)	8	24	—	(531)
Other, net	—	(13)	47	3	—	37
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(589)	12	4	—	(573)

Vehicle programs:
Increase in program cash	—	—	—	(173)	—	(173)
Investment in vehicles	—	(40)	(2)	(8,823)	—	(8,865)
Proceeds received on disposition of vehicles	—	22	—	6,371	—	6,393
	—	(18)	(2)	(2,625)	—	(2,645)
Net cash provided by (used in) investing activities	—	(607)	10	(2,621)	—	(3,218)

Financing activities
Proceeds from long-term borrowings	—	2,400	—	325	—	2,725
Payments on long-term borrowings	(94)	(2,248)	(2)	—	—	(2,344)
Net change in short-term borrowings	—	—	—	(32)	—	(32)
Purchase of warrants	(30)	—	—	—	—	(30)
Proceeds from sale of call options	41	—	—	—	—	41
Repurchases of common stock	(21)	—	—	—	—	(21)
Net intercompany transactions	108	(32)	—	(79)	3	—
Debt financing fees	—	(29)	—	(7)	—	(36)
Other, net	2	—	—	—	—	2
Net cash provided by (used in) financing activities exclusive of vehicle programs	6	91	(2)	207	3	305

Vehicle programs:
Proceeds from borrowings	—	—	—	10,266	—	10,266
Payments on borrowings	—	—	—	(9,079)	—	(9,079)
Debt financing fees	—	—	—	(26)	—	(26)
	—	—	—	1,161	—	1,161
Net cash provided by (used in) financing activities	6	91	(2)	1,368	3	1,466
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(8)	—	(8)
Net increase (decrease) in cash and cash equivalents	2	(68)	10	39	—	(17)
Cash and cash equivalents, beginning of period	5	102	—	499	—	606
Cash and cash equivalents, end of period	$7	$34	$10	$538	$—	$589

Nine Months Ended September 30, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(48)	$128	$42	$1,402	$—	$1,524

Investing activities
Property and equipment additions	—	(19)	(26)	(37)	—	(82)
Proceeds received on asset sales	—	5	3	8	—	16
Net assets acquired, net of cash acquired	—	—	—	(5)	—	(5)
Other, net	4	(3)	(1)	(25)	—	(25)
Net cash provided by (used in) investing activities exclusive of vehicle programs	4	(17)	(24)	(59)	—	(96)

Vehicle programs:
Increase in program cash	—	—	—	(90)	—	(90)
Investment in vehicles	—	(2)	(19)	(8,941)	—	(8,962)
Proceeds received on disposition of vehicles	—	4	2	6,130	—	6,136
	—	2	(17)	(2,901)	—	(2,916)
Net cash provided by (used in) investing activities	4	(15)	(41)	(2,960)	—	(3,012)

Financing activities
Proceeds from long-term borrowings	—	654	—	—	—	654
Payments on long-term borrowings	(201)	(704)	(2)	—	—	(907)
Net change in short-term borrowings	—	—	—	1	—	1
Purchase of warrants	(26)	—	—	—	—	(26)
Proceeds from sale of call options	38	—	—	—	—	38
Net intercompany transactions	234	(234)	—	—	—	—
Debt financing fees	—	(11)	—	—	—	(11)
Other, net	1	—	—	—	—	1
Net cash provided by (used in) financing activities exclusive of vehicle programs	46	(295)	(2)	1	—	(250)

Vehicle programs:
Proceeds from borrowings	—	—	—	9,238	—	9,238
Payments on borrowings	—	—	—	(7,467)	—	(7,467)
Debt financing fees	—	—	—	(18)	—	(18)
	—	—	—	1,753	—	1,753
Net cash provided by (used in) financing activities	46	(295)	(2)	1,754	—	1,503
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	5	—	5
Net increase (decrease) in cash and cash equivalents	2	(182)	(1)	201	—	20
Cash and cash equivalents, beginning of period	2	234	1	297	—	534
Cash and cash equivalents, end of period	$4	$52	$—	$498	$—	$554

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Our Company

We operate two of the most recognized brands in the global vehicle rental industry, Avis and Budget, and the world’s leading car sharing network, Zipcar, Inc. (“Zipcar”). We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve, with a fleet of approximately 500,000 vehicles. We also license the use of the Avis and Budget trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate the Avis, Budget and/or Zipcar brands in approximately 175 countries throughout the world.

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

We believe that the following factors, among others, may affect and/or impact our financial condition and results of operations:

•	worldwide enplanements;

•	fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	changes in fleet costs and in conditions in the used vehicle marketplace;

•	changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	our acquisitions, our integration of acquired operations and our realization of synergies, particularly with respect to Zipcar and Avis Europe;

•	demand for car sharing services;

•	changes in the price of gasoline;

•	changes in currency exchange rates; and

•	demand for truck rentals.

Year-to-Date Highlights

In the nine months ended September 30, 2013:

•	Our net revenues increased 8% year-over-year to $6.1 billion in 2013, primarily due to a 3% increase in rental days, excluding Zipcar and Payless Car Rental (“Payless”).

•	Pricing (our average T&M revenue per rental day) increased 2% in North America, excluding Zipcar and Payless, driven by a 6% increase in leisure pricing.

•	Adjusted EBITDA declined 16%, from $736 million in 2012 to $615 million in 2013, primarily due to higher fleet costs in North America.

•	We completed the acquisition of Zipcar, the world’s leading car sharing network, in March 2013.

•
We repurchased $53 million principal amount of our outstanding 3½% convertible senior notes due 2014 and $25 million of our common stock, reducing our diluted shares outstanding by approximately 4 million shares.

•
We completed a three-year, €500 million (approximately $675 million) European rental fleet securitization program, providing our subsidiaries in Germany, Italy and Spain increased capacity to finance their fleet.

•	We completed the acquisition of Payless, the sixth largest car rental company in North America, in July 2013.

•	We acquired a 50% ownership stake in our Brazilian licensee in August 2013.

Outlook

Thus far in 2013, in North America, our rental volumes have increased due to increased demand amid a relatively steady, modest economic recovery.  In Europe, rental volumes benefited from stronger demand during the summer/leisure travel season than in the first half of the year, helped by the European economy marginally improving over time.  And in Australia, rental demand has been impacted over the course of the year by developing macroeconomic weakness there.  We expect these economic trends to continue in fourth quarter 2013.  In this environment, we expect our rental volumes in Australia to remain stable in the fourth quarter, and we expect to achieve continued volume growth in North America and Europe, our two largest markets, throughout 2013. We have achieved positive year-over-year pricing comparisons in North America as we continue to deliver against our strategies to increase realized pricing and grow higher-margin components of our business. At the same time, we expect our per-unit fleet costs in North America to be significantly higher in 2013 than they were in 2012, as used-vehicle residual values normalize from the elevated levels seen in the first half of 2012.

We seek to continue to make significant progress on our core strategic initiatives – growing profitably, strengthening our global market position, enhancing our customers’ rental experience, and controlling costs and promoting efficiencies. We see, and are realizing benefits from, opportunities to grow our rental transactions with above-average profitability, to increase our realized pricing, to grow the Budget brand in Europe, to increase customer satisfaction and thereby build customer loyalty, to utilize technology both to reduce costs and enhance our interactions with customers, to achieve significant synergies as a result of our recent acquisitions, and to increase productivity throughout our operations. In addition, our acquisitions of Zipcar and Payless, and our investment in our existing Brazilian licensee, provide us with significant additional opportunities, as they increase our total growth potential and our ability to better serve a greater variety of customer transportation needs.

We continue to look to take advantage of strength in the global credit markets to improve our debt profile by reducing interest costs and extending debt maturities. We may pursue acquisitions or investments and could incur additional indebtedness to help fund such transactions.

RESULTS OF OPERATIONS

We measure performance using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers. We also measure our ancillary revenues (rental-transaction revenue other than T&M revenue), such as from the sale of collision and loss damage waivers, insurance products and fuel service options and portable GPS navigation unit rentals. Our vehicle rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology, while conservative, provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, transaction-related costs, non-vehicle related interest and income taxes. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Our consolidated results of operations comprised the following:

	Three Months Ended September 30,
	2013	2012	Change	% Change
Revenues
Vehicle rental	$1,734	$1,582	$152	10%
Other	661	588	73	12%
Net revenues	2,395	2,170	225	10%

Expenses
Operating	1,142	1,036	106	10%
Vehicle depreciation and lease charges, net	524	436	88	20%
Selling, general and administrative	274	244	30	12%
Vehicle interest, net	72	77	(5)	(6%)
Non-vehicle related depreciation and amortization	39	30	9	30%
Interest expense related to corporate debt, net:
Interest expense	57	67	(10)	(15%)
Early extinguishment of debt	—	2	(2)	*
Transaction-related costs	10	11	(1)	(9%)
Restructuring expense	14	7	7	*
Impairment	33	—	33	*
Total expenses	2,165	1,910	255	13%

Income before income taxes	230	260	(30)	(12%)
Provision for (benefit from) income taxes	112	(20)	132	*

Net income	$118	$280	$(162)	(58%)
__________

*	Not meaningful.

During third quarter 2013, our net revenues increased principally as a result of a 4% increase in total rental days (excluding acquisitions), $82 million of revenue from Zipcar, $23 million of revenue from Payless and an 8% increase in ancillary revenues (excluding acquisitions). Movements in currency exchange rates had virtually no effect on revenues during third quarter 2013 compared to 2012.

Total expenses increased as a result of higher operating expenses resulting from increased volumes and inflationary pressures on costs; higher vehicle depreciation and lease charges as a result of a 3% increase in our car rental fleet and a 12% increase in our per-unit fleet costs (excluding acquisitions); higher selling, general and administrative costs, driven by the acquisition of Zipcar; and an impairment charge recorded in conjunction with an investment we made in our Brazilian licensee during the quarter. Our expenses were not materially impacted by currency exchange rates. As a result of these items, and a $132 million increase in our provision for income taxes, our net income decreased $162 million. Our effective tax rates were a provision of 49% and a benefit of 8% for the three months ended September 30, 2013 and 2012, respectively, which reflected the non-deductibility of the third quarter 2013 impairment charge and an effective settlement of a $128 million unrecognized tax benefit in 2012.

In the three months ended September 30, 2013:

•	Operating expenses, at 47.7% of revenue, remained level compared to the prior-year period.

•
Vehicle depreciation and lease charges increased to 21.9% of revenue from 20.1% in third quarter 2012, principally due to higher per-unit fleet costs amid an anticipated normalization of used-car residual values.

•	Selling, general and administrative costs increased to 11.4% of revenue from 11.2% in third quarter 2012, primarily due to the acquisition of Zipcar.

•	Vehicle interest costs declined to 3.0% of revenue compared to 3.6% in the prior-year period, principally due to lower borrowing rates.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2013	2012	% Change	2013	2012	% Change
North America	$1,513	$1,358	11%	$223	$232	(4%)
International	773	703	10%	144	129	12%
Truck Rental	109	109	0%	13	14	(7%)
Corporate and Other (a)	—	—	*	(11)	(5)	*
Total Company	$2,395	$2,170	10%	369	370	0%

Less:	Non-vehicle related depreciation and amortization			39	30
Interest expense related to corporate debt, net:
	Interest expense			57	67
	Early extinguishment of debt			—	2
Transaction-related costs (b)				10	11
Impairment (c)				33	—
Income before income taxes				$230	$260
__________

*	Not meaningful.

(a)
Includes unallocated corporate overhead and the elimination of transactions between reportable segments. In first quarter 2013, we refined our allocation of corporate costs. As a result, Corporate and Other segment includes $4 million of costs in the three months ended September 30, 2013 that were included in our North America segment for the three months ended September 30, 2012.

(b)
For 2013, primarily represents costs related to the integration of the operations of Avis Europe and the acquisition of Payless and, for 2012, primarily represents costs related to the integration of the operations of Avis Europe.

(c)	We recorded a charge of $33 million for the impairment of our equity-method investment in our Brazilian licensee.

North America

	2013	2012	% Change
Revenue	$1,513	$1,358	11%
Adjusted EBITDA	223	232	(4%)

Revenues increased 11% in third quarter 2013 compared with third quarter 2012, primarily due to the acquisitions of Zipcar and Payless, and a 4% increase in rental volumes (excluding acquisitions).

Adjusted EBITDA decreased 4% in third quarter 2013 compared with third quarter 2012, primarily due to higher expenses related to increased volumes and higher fleet costs, partially offset by lower vehicle interest expense, as our borrowing rates declined year-over-year.

Zipcar and Payless contributed $82 million and $23 million to revenues and $8 million and an insignificant amount to Adjusted EBITDA, respectively, in third quarter 2013.

In the three months ended September 30, 2013:

•	Operating expenses were 47.0% of revenue, an increase from 46.3% in the prior-year period, primarily due to the acquisitions of Zipcar and Payless.

•	Vehicle depreciation and lease charges increased to 23.9% of revenue from 21.1% in third quarter 2012, due to 15% higher per-unit fleet costs (excluding acquisitions).

•	Selling, general and administrative costs decreased to 10.6% of revenue from 10.9% in the prior-year period, principally due to lower marketing spend, partially offset by the acquisition of Zipcar.

•	Vehicle interest costs declined to 3.6% of revenue compared to 4.6% in third quarter 2012, principally due to lower borrowing rates.

International

	2013	2012	% Change
Revenue	$773	$703	10%
Adjusted EBITDA	144	129	12%

Revenues increased 10% during third quarter 2013 compared to third quarter 2012, primarily due to a 6% increase in rental volume and a 17% increase in ancillary revenues (excluding Apex Car Rentals (“Apex”)), the October 2012 acquisition of Apex, and an $11 million increase related to currency exchange rates, partially offset by a 1% decrease in pricing (excluding Apex).

Adjusted EBITDA increased 12% in third quarter 2013 compared to third quarter 2012, primarily due to the increase in rental volume.

Apex contributed $9 million to revenue and $1 million to Adjusted EBITDA in third quarter 2013.

In the three months ended September 30, 2013:

•	Operating expenses were 46.9% of revenue, a decrease from 48.0% in the prior-year period, primarily due to increased rental volumes.

•	Vehicle depreciation and lease costs, at 19.6% of revenue, remained level compared to third quarter 2012.

•	Selling, general and administrative costs increased to 12.2% of revenue from 11.4% in the prior-year period, primarily due to increased marketing commissions.

•
Vehicle interest costs increased to 2.0% of revenue compared to 1.6% in third quarter 2012, as prior-year results benefited from the temporary use of corporate cash to help fund International fleet purchases.

Truck Rental

	2013	2012	% Change
Revenue	$109	$109	0%
Adjusted EBITDA	13	14	(7%)

Revenue was unchanged as increased pricing offset the effects on volume of having a 15% smaller fleet.

Adjusted EBITDA decreased in third quarter 2013 compared with third quarter 2012, principally due to $6 million of restructuring expenses we incurred in third quarter 2013 as we reposition this business, partially offset by lower maintenance costs as we reduce our fleet.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2013	2012	Change	% Change
Revenues
Vehicle rental	$4,388	$4,084	$304	7%
Other	1,699	1,575	124	8%
Net revenues	6,087	5,659	428	8%

Expenses
Operating	3,080	2,882	198	7%
Vehicle depreciation and lease charges, net	1,387	1,088	299	27%
Selling, general and administrative	771	696	75	11%
Vehicle interest, net	195	231	(36)	(16%)
Non-vehicle related depreciation and amortization	109	92	17	18%
Interest expense related to corporate debt, net:
Interest expense	170	208	(38)	(18%)
Early extinguishment of debt	131	52	79	*
Transaction-related costs	37	21	16	76%
Restructuring expense	39	26	13	50%
Impairment	33	—	33	*
Total expenses	5,952	5,296	656	12%

Income before income taxes	135	363	(228)	(63%)
Provision for income taxes	91	27	64	*

Net income	$44	$336	$(292)	(87%)
__________

*	Not meaningful.

During the nine months ended September 30, 2013, our net revenues increased principally as a result of a 3% increase in total rental days (excluding acquisitions), $172 million of revenue from Zipcar and a 5% increase in ancillary revenues (excluding acquisitions). Movements in currency exchange rates had virtually no effect on revenues during the nine months ended September 30, 2013 compared with the same period in 2012.

Total expenses increased as a result of higher vehicle depreciation and lease charges resulting from a 2% increase in our car rental fleet and a 22% increase in our per-unit fleet costs (excluding acquisitions); an increase in operating expenses as a result of increased volumes and inflationary pressures on costs; an increase in selling, general and administrative expenses as a result of the acquisition of Zipcar; increased marketing commissions; and an increase in debt extinguishment costs in connection with the retirement of a portion of our outstanding corporate debt. These increases were partially offset by decreases in interest expense on corporate debt and in vehicle interest expense. Our expenses were not materially impacted by currency exchange rates. As a result of these items, and a $64 million increase in our provision for income taxes, our net income decreased $292 million. Our effective tax rates were a provision of 67% and 7% for the nine months ended September 30, 2013 and 2012, respectively, principally due to the non-deductibility of a portion of the debt extinguishment and impairment costs in 2013 and an effective settlement of a $128 million unrecognized tax benefit in 2012.

In the nine months ended September 30, 2013:

•	Operating expenses decreased to 50.6% of revenue from 50.9% in the prior-year period.

•
Vehicle depreciation and lease charges increased to 22.8% of revenue from 19.2% in the first nine months of 2012, principally due to higher per-unit fleet costs amid an anticipated normalization of used-car residual values.

•	Selling, general and administrative costs increased to 12.7% of revenue from 12.3% in the first nine months of 2012, principally due to the acquisition of Zipcar.

•	Vehicle interest costs declined to 3.2% of revenue compared to 4.1% in the prior-year period, principally due to lower borrowing rates.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2013	2012	% Change	2013	2012	% Change
North America	$3,905	$3,580	9%	$427	$509	(16%)
International	1,895	1,791	6%	211	210	0%
Truck Rental	287	287	0%	12	32	(63%)
Corporate and Other (a)	—	1	*	(35)	(15)	*
Total Company	$6,087	$5,659	8%	615	736	(16%)

Less:	Non-vehicle related depreciation and amortization			109	92
Interest expense related to corporate debt, net:
	Interest expense			170	208
	Early extinguishment of debt			131	52
Transaction-related costs (b)				37	21
Impairment (c)				33	—
Income before income taxes				$135	$363
__________

*	Not meaningful.

(a)
Includes unallocated corporate overhead and the elimination of transactions between reportable segments. In first quarter 2013, we refined our allocation of corporate costs. As a result, Corporate and Other segment includes $15 million of costs in the nine months ended September 30, 2013 that were included in our North America segment for the nine months ended September 30, 2012.

(b)
For 2013, primarily represents costs related to the integration of the operations of Avis Europe and our acquisition and integration of Zipcar and Payless and, for 2012, primarily represents costs related to the integration of the operations of Avis Europe.

(c)	We recorded a charge of $33 million for the impairment of our equity-method investment in our Brazilian licensee.

North America

	2013	2012	% Change
Revenue	$3,905	$3,580	9%
Adjusted EBITDA	427	509	(16%)

Revenues increased 9% in the nine months ended September 30, 2013 compared with the same period in 2012, primarily due to the acquisitions of Zipcar and Payless and 2% growth in rental volumes and a 2% increase in pricing (excluding acquisitions).

Adjusted EBITDA decreased 16% in the nine months ended September 30, 2013 compared with the same period in 2012 due to higher fleet costs, partially offset by lower vehicle interest expense, as our borrowing rates have declined year-over-year.

Zipcar and Payless contributed $172 million and $23 million to revenues and $14 million and an insignificant amount to Adjusted EBITDA, respectively, in the nine months ended September 30, 2013.

In the nine months ended September 30, 2013:

•	Operating expenses were 48.8% of revenue, a decrease from 49.5% in the prior-year period, primarily due to higher pricing.

•	Vehicle depreciation and lease charges increased to 24.6% of revenue from 19.1% in the first nine months of 2012, due to 32% higher per-unit fleet costs, excluding acquisitions.

•	Selling, general and administrative costs decreased to 11.7% of revenue from 11.8% in the prior-year period.

•	Vehicle interest costs declined to 3.8% of revenue compared to 5.4% in the prior-year period, principally due to lower borrowing rates.

International

	2013	2012	% Change
Revenue	$1,895	$1,791	6%
Adjusted EBITDA	211	210	0%

Revenues increased 6% in the nine months ended September 30, 2013 compared with the same period in 2012, primarily due to a 3% increase in rental volumes and a 10% increase in ancillary revenues (excluding Apex), the October 2012 acquisition of Apex, and a $14 million increase related to currency exchange rates, partially offset by a 2% decline in pricing (excluding Apex).

Adjusted EBITDA remained level in the nine months ended September 30, 2013 compared with the same period in 2012.

Apex contributed $28 million to revenue and $5 million to Adjusted EBITDA in the nine months ended September 30, 2013.

In the nine months ended September 30, 2013:

•	Operating expenses were 51.9% of revenue, an increase from 51.7% in the prior-year period.

•	Vehicle depreciation and lease costs decreased to 20.6% of revenue from 20.7% in the prior-year period.

•	Selling, general and administrative costs increased to 13.7% of revenue from 12.9% in the prior-year period, primarily due to increased marketing commissions.

•
Vehicle interest costs increased to 1.9% of revenue compared to 1.5% in the prior-year period, as the prior-year period benefited from the temporary use of corporate cash to help fund International fleet purchases.

Truck Rental

	2013	2012	% Change
Revenue	$287	$287	0%
Adjusted EBITDA	12	32	(63%)

Revenue was unchanged as increased pricing offset the effects on volume of having a 6% smaller fleet.

Adjusted EBITDA decreased principally as a result of approximately $19 million of restructuring expenses we incurred as we reposition this business.

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

FINANCIAL CONDITION

	September 30, 2013	December 31, 2012	Change
Total assets exclusive of assets under vehicle programs	$5,921	$5,119	$802
Total liabilities exclusive of liabilities under vehicle programs	5,942	5,197	745
Assets under vehicle programs	11,883	10,099	1,784
Liabilities under vehicle programs	11,058	9,264	1,794
Stockholders’ equity	804	757	47

Total assets exclusive of assets under vehicle programs increased primarily due to the acquisitions of Zipcar and Payless and a seasonal increase in taxes paid which are recoverable from government agencies (see Notes 4 and 5 to our Consolidated Condensed Financial Statements).

Total liabilities exclusive of liabilities under vehicle programs increased primarily due to an increase in corporate debt and the acquisitions of Zipcar and Payless (see “Liquidity and Capital Resources—Debt and Financing Arrangements” regarding the changes in our corporate financings).

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increases in the size of our vehicle rental fleet and associated funding.

The increase in stockholders’ equity is primarily due to our net income for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the nine months ended September 30, 2013, we completed several corporate financing arrangements:

•	issuing $500 million of 5½% notes due 2023;

•	amending and borrowing an incremental $300 million under the floating rate term loan due 2019;

•	issuing €250 million (approximately $338 million) of 6% Euro-denominated notes due 2021; and

•	amending the revolving credit facility to extend its maturity to 2018, expanding its borrowing capacity to $1.65 billion, and reducing its borrowing spread by 75 basis points.

The proceeds from these borrowings, as well as cash generated from our operations, were primarily used to:

•	fund our acquisitions of Zipcar and Payless;

•	retire the entire $450 million principal amount of outstanding 9⅝% notes due 2018;

•	repay $100 million of our floating rate notes due 2014;

•	repurchase $53 million of our 3½% convertible notes due 2014;

•	repay approximately $26 million of our outstanding 9¾% notes due 2020; and

•	repurchase more than 860,000 shares of our outstanding common stock.

During the nine months ended September 30, 2013, we also increased our borrowings under vehicle programs to fund the seasonal increase in our rental fleet and completed a three-year, €500 million (approximately $675 million) European securitization program, which matures in 2016 and will be used to finance fleet purchases for a portion of our European operations.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2013	2012	Change
Cash provided by (used in):
Operating activities	$1,743	$1,524	$219
Investing activities	(3,218)	(3,012)	(206)
Financing activities	1,466	1,503	(37)
Effect of exchange rate changes	(8)	5	(13)
Net (decrease) increase in cash and cash equivalents	$(17)	$20	$(37)
Cash and cash equivalents, beginning of period	606	534	72
Cash and cash equivalents, end of period	$589	$554	$35

During the nine months ended September 30, 2013, we generated $219 million more cash from operating activities compared with the same period in 2012.

The increase in cash used in investing activities during the nine months ended September 30, 2013 compared with the same period in 2012 primarily reflects the acquisitions of Zipcar and Payless, partially offset by the activities of our vehicle programs, in which we generated more cash in 2013 due to an increase in proceeds received on vehicle dispositions.

The decrease in cash provided by financing activities during the nine months ended September 30, 2013 compared with the same period in 2012 primarily reflects lower net vehicle debt borrowings during the nine months ended September 30, 2013, partially offset by an increase in net proceeds from corporate borrowings to fund the acquisition of Zipcar.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2013, we had approximately $12.0 billion of indebtedness, including corporate indebtedness of approximately $3.4 billion and debt under vehicle programs of approximately $8.6 billion.

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	September 30,	December 31,
		2013	2012
Floating rate notes (a)	May 2014	$150	$250
3½% convertible notes (c)	October 2014	75	128
Floating rate term loan (b) (d)	May 2016	46	49
4⅞% notes	November 2017	300	300
9⅝% notes	March 2018	—	446
8¼% notes	January 2019	730	730
Floating rate term loan (b) (e)	March 2019	991	689
9¾% notes	March 2020	224	250
6% Euro-denominated notes	March 2021	338	—
5½% notes	April 2023	500	—
		3,354	2,842
Other		30	63
Total		$3,384	$2,905
__________

(a)	As of September 30, 2013, the floating rate notes due 2014 bear interest at three-month LIBOR, plus 250 basis points, for an aggregate rate of 2.76%.

(b)
The floating rate term loans are part of our senior credit facility, which also includes our revolving credit facility maturing 2018, and are secured by pledges of all of the capital stock of all of our direct or indirect domestic subsidiaries and 65% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(c)	The 3½% convertible notes due 2014 are convertible by the holders into approximately 5 million shares of our common stock as of September 30, 2013.

(d)	As of September 30, 2013, the floating rate term loan due 2016 bears interest at three-month LIBOR, plus 300 basis points, for an aggregate rate of 3.27%.

(e)
As of September 30, 2013, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of	As of
	September 30,	December 31,
	2013	2012
North America - Debt due to Avis Budget Rental Car Funding (a)	$6,128	$5,203
North America - Canadian borrowings (a)	582	353
International - Debt borrowings (a)	1,161	679
International - Capital leases (a)	437	315
Truck Rental - Debt borrowings	241	253
Other (b)	87	3
Total	$8,636	$6,806
__________

(a)	The increase principally reflects increased borrowing to fund a seasonal increase in the size of our car rental fleet.

(b)	The increase is principally related to the vehicle-backed debt of Zipcar and Payless.

As of September 30, 2013, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2018 (a)	$1,650	$—	$820	$830
Other facilities (b)	13	2	—	11
 __________

(a)
This revolving credit facility matures in 2018 and bears interest of one-month LIBOR plus 225 basis points. Our senior credit facility, which encompasses the floating rate term loans due 2016 and 2019 and the revolving credit facility, is secured by pledges of all of the capital stock of all of our domestic subsidiaries and 65% of the capital stock of each direct foreign subsidiary, subject to certain exceptions, and liens on substantially all of our intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.50% to 5.69% as of September 30, 2013.
The following table presents available funding under our debt arrangements related to our vehicle programs at September 30, 2013:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
North America - Debt due to Avis Budget Rental Car Funding (b)	$7,968	$6,128	$1,840
North America - Canadian borrowings (c)	742	582	160
International - Debt borrowings (d)	1,381	1,161	220
International - Capital leases	466	437	29
Truck Rental - Debt borrowings (e)	246	241	5
Other (f)	100	87	13
Total	$10,903	$8,636	$2,267
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $7.8 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $889 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.6 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $440 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $165 million of underlying vehicles and related assets.

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

As discussed above, as of September 30, 2013, we have cash and cash equivalents of $589 million, available borrowing capacity under our revolving credit facility of $830 million and available capacity under our vehicle programs of approximately $2.3 billion. In August 2013, we obtained Board approval to repurchase up to $200 million of our common stock, which we intend to fund with our cash flow from operations. We have approximately $175 million of capacity remaining under this repurchase program.

Our liquidity position may be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including Ford Motor Company, General Motors Company, Chrysler Group LLC, PSA Peugeot Citroën, Volkswagen Group, Fiat Group Automobiles S.p.A., BMW Group, Kia Motors America, Toyota Motor Corporation, Subaru of America, Inc., and Daimler AG, being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market and (v) the effect of any of Realogy,

Wyndham or Travelport being unable or unwilling to honor their respective obligations under the agreements governing the Separation.

Our liquidity position also may be negatively affected if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings. The financial covenants of our senior credit facility include maximum leverage and minimum coverage ratio requirements. As of September 30, 2013, we were in compliance with the financial covenants in our senior credit facility. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2012 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2012 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $700 million from December 31, 2012, to approximately $4.4 billion at September 30, 2013. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. Based on our currency forward contracts as of September 30, 2013, we estimate that a 10% change in currency exchange rates would not have a material impact on our earnings. Because gains or losses related to currency forward contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these currency forward contracts and the underlying exposures do not create a material impact to our results of operations, balance sheet or liquidity.

Interest Rate Risk Management

Our primary interest rate exposure at September 30, 2013, was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of September 30, 2013, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our results of operations, balance sheet or liquidity.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2013.

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period ended September 30, 2013.

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

In October 2009, a judgment was entered against the Company for damages related to breach of contract in Alaska Rent A Car, Inc. v. Cendant Corp., et al., in the United States District Court for the District of Alaska, which court subsequently amended the judgment to add amounts for pre-judgment interest and attorneys’ fees.  This proceeding, which began in 2003, concluded in September 2013, commensurate with the Company’s payment of the full amount of the judgment.  While the Company is continuing to pursue its appeal, it does not consider such appeal to be material to the Company’s financial condition.

In the putative class action lawsuit against the Company, captioned Michael Shames v. The Hertz Corp. et al. (S.D. Cal.), which alleged violations of federal and state antitrust and unfair competition laws, the Company agreed to a settlement in May 2012.  Certain members of the class appealed the settlement, and the appeal was denied by the court in September 2013.  The parties have begun fulfilling their obligations under the terms of the May 2012 settlement agreement and the cost to the Company of such obligations is not significant.

The Company is involved in various legal proceedings related to wage and hour and employee classification claims. A putative class action which is pending against us in California, alleging violations of state law regarding meal breaks taken by our employees, was denied class certification in September 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of Avis Budget Group’s common stock repurchases by month for the quarter ended September 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2013	—	$—	—	$—
August 1-31, 2013	291,226	28.15	291,226	191,802,201
September 1-30, 2013	569,214	28.92	569,214	175,342,769
Total	860,440	$28.66	860,440	$175,342,769

In August 2013, the Company obtained Board approval to repurchase up to $200 million of its common stock. The Company's stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:November 1, 2013
/s/ David B. Wyshner
David B. Wyshner
Senior Executive Vice President and
Chief Financial Officer

Date:November 1, 2013
/s/ Izilda P. Martins
Izilda P. Martins
Senior Vice President and
Acting Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1	Agreement dated August 23, 2013 between Avis Budget Car Rental, LLC and General Motors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2013).*
10.2
Series 2013-2 Supplement, dated as of September 18, 2013, between Avis Budget Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2013-2 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2013).

10.3
Fourth Global Amendment, dated as of August 21, 2013, among Aviscar Inc., Budgetcar Inc., Zipcar Canada Inc., WTH Funding Limited Partnership, WTH Car Rental ULC, BNY Trust Company Of Canada as noteholder and Indenture Trustee, Bay Street Funding Trust, Canadian Master Trust, and Avis Budget Car Rental, LLC.

10.4
Agreement of Resignation, Appointment And Acceptance, dated as of September 5, 2013, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., The Bank of Nova Scotia Trust Company of New York, as the retiring trustee, and Deutsche Bank Trust Company Americas, as the successor trustee under the indentures described therein.

10.5
Agreement of Resignation, Appointment And Acceptance, dated as of September 5, 2013, by and among Avis Budget Finance, The Bank of Nova Scotia Trust Company of New York, as the retiring trustee, and Deutsche Bank Trust Company Americas, as the successor trustee under the indenture dated as of March 7, 2013 (as amended and supplemented).

10.6
Agreement of Resignation, Appointment And Acceptance, dated as of September 5, 2013, by and among Avis Budget Car Rental, LLC, Avis Budget Group, Inc., The Bank of Nova Scotia Trust Company of New York, as the retiring trustee, and Deutsche Bank Trust Company Americas, as the successor trustee under the indenture dated as of October 13, 2009 (as amended and supplemented).

10.7
Amended and Restated Series 2013-1 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2013-1 Agent.

10.8
Amended and Restated Series 2012-3 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2012-3 Agent.

10.9
Amended and Restated Series 2012-2 Supplement, dated as of September 9, 2013, between Avis Budget Car Funding (AESOP) LLC and The Bank of New York Mellon Trust company, N.A., as trustee and as Series 2012-2 Agent.

10.10
Amended and Restated Series 2011-5 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-5 Agent.

10.11
Amended and Restated Series 2011-3 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-3 Agent.

10.12
Avis Budget Car Rental 2014 Model Year Program Letter dated October 26, 2013 between Avis Budget Car Rental, LLC and Ford Motor Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2013).*

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

*Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.