Form 10-K
period 2013-12-31
AVIS BUDGET GROUP, INC.
filed 2014-02-21
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,061,255,984 based on the closing price of its common stock on the NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2014, the number of shares outstanding of the registrant’s common stock was 106,942,686.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s annual stockholders’ meeting scheduled to be held on May 23, 2014 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

•
risks related to our March 2013 acquisition of Zipcar, Inc. (“Zipcar”), including our ability to realize the synergies contemplated by the transaction and our ability to promptly and efficiently integrate the business into Avis Budget Group;

•
the results of operations or financial condition of the manufacturers of our cars, which could impact their ability to perform their payment obligations under our agreements with them, including repurchase and/or guaranteed depreciation arrangements, and/or their willingness or ability to make cars available to us or the rental car industry as a whole on commercially reasonable terms or at all;

•	any change in economic conditions generally, particularly during our peak season or in key market segments;

•	our ability to continue to achieve and maintain cost savings and successfully implement our business strategies;

•	our ability to obtain financing for our global operations, including the funding of our vehicle fleet through the issuance of asset-backed securities and use of the global lending markets;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters, military conflict or civil unrest in the locations in which we operate;

•	our dependence on third-party distribution channels, third-party suppliers of other services and co-marketing arrangements with third parties;

•
our ability to utilize derivative instruments, and the impact of derivative instruments we utilize, which can be affected by fluctuations in interest rates, gasoline prices and exchange rates, changes in government regulations and other factors;

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7, in “Risk Factors” set forth in Item 1A and other portions of this Annual Report on Form 10-K may contain forward-looking statements and involve uncertainties that could cause actual results to differ materially from those projected in such statements. Such statements are based upon assumptions and known risks and uncertainties.

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

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company,” “Avis Budget,” “we,” “our” or “us” means Avis Budget Group, Inc. and its subsidiaries. “Avis,” “Budget,” “Budget Truck,” “Zipcar,” “Payless” and “Apex” refer to our Avis Rent A Car System, LLC, Budget Rent A Car System, Inc., Budget Truck Rental, LLC, Zipcar, Inc., Payless Car Rental and Apex Car Rentals operations, respectively, and, unless the context otherwise requires, do not include the operations of our licensees, as further discussed below.

OVERVIEW

We are a leading global provider of vehicle rental and car sharing services, operating three of the most recognized brands in the industry through Avis, Budget and Zipcar. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve. We and our licensees operate the Avis and Budget brands in approximately 175 countries throughout the world. We generally maintain a leading share of airport car rental revenue in North America, Europe, Australia and New Zealand and we operate one of the leading truck rental businesses in the United States.

Our brands are differentiated to help us meet a wide range of customer needs throughout the world. Avis is a leading rental car supplier positioned to serve the premium commercial and leisure segments of the travel industry, and Budget is a leading rental vehicle supplier focused primarily on more value-conscious segments of the industry. On average, our rental fleet totaled more than 520,000 vehicles and we completed more than 30 million vehicle rental transactions worldwide in 2013. We generate approximately 71% of our vehicle rental revenue from on-airport locations and approximately 29% of our revenue from off-airport locations. We also license the use of the Avis and Budget trademarks to licensees in areas in which we do not operate directly. Our brands have an extended global reach with more than 10,000 car and truck rental locations throughout the world, including approximately 4,500 car rental locations operated by our licensees. We believe that Avis and Budget both enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand.

Our Zipcar brand, which we acquired in 2013, is the world’s leading car sharing company, with more than 860,000 members in the United States, Canada and Europe. We also operate Budget Truck, one of the leading truck rental businesses in the United States, with a fleet of approximately 23,000 Budget trucks that operate through a network of approximately 1,300 dealer-operated and 350 Company-operated locations throughout the continental United States. We also own Payless, a car rental brand that we acquired in 2013 that operates in the deep-value segment of the industry, and Apex, which is a leading deep-value car rental brand in New Zealand and Australia. We also have investments in certain of our Avis and Budget licensees outside of the United States, including licensees in Brazil, India and China.

In 2013, we generated total revenues of $7,937 million. The Avis, Budget, Budget Truck and Zipcar brands accounted for approximately 65%, 26%, 5% and 3% of our revenue, respectively, in 2013.

COMPANY HISTORY

The Company is a Delaware corporation headquartered in Parsippany, New Jersey. We operate three of the most recognized brands in the global vehicle services industry through Avis, Budget and Zipcar, as well as Budget Truck, one of the leading truck rental businesses in the United States, and smaller regional car rental brands. Our predecessor company was formed in 1974, and in 1997 merged with HFS Incorporated (“HFS”), and the combined company was subsequently renamed Cendant Corporation (“Cendant”). HFS acquired the Avis brand in 1996, and in 2001 Cendant acquired Avis’ vehicle rental operations in North America, Australia and New Zealand.

Founded in 1946, Avis is believed to be the first company to rent cars from airport locations. Avis expanded its geographic reach throughout the United States through growth in licensed and Company-operated locations in the 1950s and 1960s. In 1963, Avis introduced its award winning “We try harder®” advertising campaign, which is considered to be one of the top ten advertising campaigns of the 20th century by Advertising Age magazine.

In 2002, Cendant acquired the Budget brand and Budget vehicle rental operations in North America, Australia and New Zealand. Budget was founded in 1958 as a car rental company for the value-conscious vehicle rental customer and grew its business rapidly during the 1960s, expanding its rental car offerings throughout North America and significantly expanding its Budget truck rental business in the 1990s.

In 2006, Cendant completed the sales and spin-offs of several significant subsidiaries and changed its name to Avis Budget Group, Inc. In 2011, we expanded our international operations with the acquisition of Avis Europe, which was previously an independently-owned licensee operating the Avis and Budget brands in Europe, the Middle East and Africa, and the Avis brand in Asia. Upon the completion of the acquisition of Avis Europe, the Avis and Budget brands were globally re-united under a single company, making Avis Budget Group one of the largest vehicle rental companies in the world.

In 2013, we acquired Zipcar, the world’s leading car sharing company, and further increased our growth potential and our ability to better serve a greater variety of our customers’ transportation needs. In 2012 and 2013, we also acquired our Apex and Payless brands, which allowed us to expand our presence in the deep-value segment of the car rental industry.

We have a long history of innovation in the vehicle rental and car sharing business, including the 1973 launch of our proprietary Wizard system, a constantly updated information-technology system that is the backbone of our operations. In 1987, we introduced the Roving Rapid Return, powered by a handheld computer device that allowed customers to bypass the car return counter, and in 1996, we became one of the first car rental companies to accept online reservations. In 2000, we introduced Avis Interactive, the first Internet-based reporting system in the car rental industry. In 2009, we launched what we believe to be the first car rental iPhone application in the United States, and in 2012, we believe that our Avis brand became the first in the industry to offer mobile applications to its customers on all four major mobile platforms — Android, BlackBerry, iPhone and Microsoft Windows. Our Zipcar operations have been a constantly innovating pioneer in using advanced vehicle technologies as the first car sharing company in the United States to develop a self-service solution to managing the complex interactions of real-time, location-based activities inherent in a large-scale car sharing operation, including new member application, reservations and keyless vehicle access, fleet management and member management, and the first to allow members to reserve the specific make, model, type and color of their car by phone, Internet or wireless mobile device.

Since becoming an independent vehicle rental services company in 2006, we have focused on strengthening our brands, our operations, our competitiveness and our profitability. In conjunction with these efforts, we have implemented process improvements impacting virtually all areas of the business; realized significant cost savings through the integration of Avis Europe and Zipcar with our pre-existing operations; achieved reductions in operating and selling, general and administrative expenses, including significant reductions in staff; assessed location, segment and customer profitability to address less-profitable aspects of our business; implemented price increases and changes to our sales, marketing and affinity programs to improve profitability; and sought to better optimize our acquisition, deployment and disposition of fleet in order to lower costs and better meet customer demand.

SEGMENT INFORMATION

We categorize our operations into three reporting segments:

•	North America, provides car rentals in the United States and vehicle rentals in Canada, as well as ancillary products and services, and operates the Company’s Zipcar car sharing business;

•
International, provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services primarily in Europe, the Middle East, Africa, Asia, South America, Central America, the Caribbean, Australia and New Zealand; and

•	Truck Rental, provides truck rentals and ancillary products and services to consumers and commercial users in the United States.

The following table presents key operating metrics for each of our three reporting segments:

	Total 2013 Rental Days	Average 2013 Time and Mileage (“T&M”) Revenue per Day	Average 2013 Rental Fleet Size
North America (a)	89 million	$40.55	342,000
International	37 million	$42.48	145,000
Truck Rental	4 million	$76.85	25,000
	130 million		512,000
________
(a) Excluding Zipcar.
The following graphs present the composition of our rental days and our average rental fleet in 2013, by segment:

Composition of	Composition of
2013 Rental Days	2013 Rental Fleet

Our North America segment includes the financial results of Zipcar and Payless since our acquisition of each business in March 2013 and July 2013, respectively. Financial data for our segments and geographic areas are reported in Note 20-Segment Information to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

OUR STRATEGY

Our objective is to focus on strategically accelerating our growth, strengthening our global position as a leading provider of vehicle rental services, continuing to enhance our customers’ rental experience, and controlling costs and driving efficiency throughout the organization. We expect to achieve our goals by focusing our efforts on the following core strategic initiatives:

•
Strategically Accelerate Growth. We have pursued and will continue to pursue numerous opportunities intended to increase our revenues and make disproportionate contributions to our earnings. For instance:

◦
We are focused on promoting car class upgrades, adjusting our mix of vehicles to match customer demand, growing our rentals to small-business and international travelers, increasing the number of rentals that customers book through our own websites, increasing the proportion of transactions in which customers prepay us, and expanding our ancillary revenues derived from offering additional ancillary products and services to the rental transactions of an increasing percentage of our customers. We believe these efforts will each not only generate incremental revenue, but also add to profitability.

◦
We are focused on yield management and pricing optimization in an effort to increase the rental fees we earn per rental day. We have implemented technology systems that strengthen our yield management and that enable us to tailor our product and price offerings not only to meet our customers’ needs, but also in response to actions taken by our competitors. We expect to continue to adjust our pricing to bolster profitability and match changes in demand.

◦
We see significant growth opportunities related to our Zipcar brand. We expect to increase our Zipcar membership base by growing the number of businesses, government agencies and universities that Zipcar serves within its existing markets, as well as expanding the brand into new markets where our existing car rental presence will help enable the introduction of Zipcar’s car sharing services. We expect that such growth will include making more Zipcars available at airport locations, offering one-way usage of Zipcars at certain locations and cross-marketing partnerships through our well-established corporate and affinity relationships.

◦
We continue to focus on addressing the need of the deep-value segment of the vehicle rental industry with Payless and Apex and look to increase our profitability in this segment as we grow our revenues.

•
Strengthening Our Global Position. While we currently operate, either directly or through licensees, in approximately 175 countries around the world, we have strengthened and will continue to strengthen and further expand our global footprint through organic growth and potentially through acquisitions, joint ventures, licensing opportunities or other relationships:

◦
In countries where we have Company-operated locations, we will continue to identify opportunities to add new rental locations, to grant licenses to independent third parties for regions where we do not currently operate and/or do not wish to operate directly, to strengthen the presence of the Avis, Budget, Zipcar, Apex and Payless brands (including by multi-branding locations), as applicable, and to re-acquire previously granted license rights in certain cases.

◦
In countries operated by licensees, including our joint ventures in Brazil, China and India, we will seek to ensure that our licensees are well positioned to realize the growth potential of our brands in those countries and are aggressively growing their presence in those markets, and we expect to consider the re-acquisition of previously granted license rights in certain cases.

◦
Zipcar represents a substantial growth opportunity for us as we believe that there are numerous geographic markets outside the United States, particularly in Europe and Asia, where Zipcar’s proven car sharing model can be utilized to meet substantial, currently unmet transportation needs.

•
Enhancing Customers’ Rental Experience. We are committed to serving our customers and enhancing their rental experience, including through our Customer Led, Service Driven™ initiative, which is aimed at improving our customers’ rental experience with our brands, our systems and our employees. Following an extensive review of the ways, places and occasions in which our brands, our systems and our employees interact with existing and potential customers, we have implemented actions that we expect will improve the service we provide at these customer “touchpoints.” For example:

◦
Over the last two years, we have launched Avis Preferred Select & Go™, a vehicle-choice program for customers, revised our rental agreements and receipts to improve transparency, and significantly expanded customer-service-oriented training of our employees, achieving significant increases in customer satisfaction.

◦
We continue to upgrade our technology, to make the reservation, pick-up and return process more convenient and user-friendly, with a particular emphasis on enabling and simplifying our customers’ online interactions with us.

◦	In 2013, we also made Avis and Budget rental agreements available in French, German, Portuguese and Spanish, as a courtesy to our customers at participating airport locations across North America.

We expect to continue to invest in these efforts.

•
Controlling Costs and Driving Efficiency throughout the Organization. We have continued our efforts to rigorously control costs. We continue to aggressively reduce expenses throughout our organization,

and we have eliminated or reduced significant costs through the integration of Avis Europe in 2012 and 2013. In addition:

◦
We continued to develop and implement our Performance Excellence process improvement initiative to increase efficiencies, reduce operating costs and create sustainable cost savings using LEAN, Six Sigma and other tools. This initiative, which we have expanded to cover our operations in Europe and Asia, has generated substantial savings since its implementation and is expected to continue to provide incremental benefits.

◦
We have implemented initiatives to integrate Payless and Zipcar, to realize cost efficiencies from combined maintenance, systems, technology and administrative infrastructure, as well as fleet utilization benefits and savings by combining our car rental and car sharing fleets at times to reduce the number of unutilized Zipcars during the week and to better satisfy Zipcar’s unmet weekend demand.

◦
We have also continued to implement technology solutions, including self-service voice reservation technology, mobile communications with customers and fleet optimization technologies to reduce costs, and we will further continue to pursue innovative solutions to support our strategic initiatives.

We believe such steps will continue to aid our financial performance.

In executing our strategy, we plan to continue to position our three distinct and well-recognized global brands to focus on different segments of customer demand, complemented by our other brands in their respective regional markets. With Avis as a premium brand preferred more by corporate and upscale leisure travelers, Budget as a mid-tier brand preferred more by value-conscious travelers, Payless and Apex as deep-value brands and Zipcar offering its members an economical alternative to car ownership, we believe we are able to target a broad range of demand, particularly since the brands share the same operational and administrative infrastructure while providing differentiated though consistently high levels of customer service.

We aim to provide products, services and pricing, to use various marketing channels and to maintain marketing affiliations and corporate account contracts that complement each brand’s positioning. We plan to continue to invest in our brands through a variety of efforts, including television commercials, print advertisements and on-line and off-line marketing. We see particular growth opportunities for our Budget brand in Europe, as Budget’s share of airport car rentals is significantly smaller in Europe than in other parts of the world, and for Zipcar internationally, where the brand’s proven car sharing model can be expanded into numerous geographic markets.

We operate in a highly competitive industry and we expect to continue to face challenges, including uncertain economic conditions, particularly outside of the United States. We seek to mitigate our exposure to risks in numerous ways, including delivering upon the core strategic initiatives described above and through continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet and our operations, and adjustments in the size, nature and terms of our relationships with vehicle manufacturers.

OUR BRANDS AND OPERATIONS

OUR BRANDS

Our Avis, Budget and Zipcar brands are three of the most recognized brands in our industry. We believe that we enjoy significant benefits from operating our Avis and Budget brands to target different rental customers but share the same maintenance facilities, fleet management systems, technology and administrative infrastructure. In addition, we are able to recognize significant benefits and savings by combining our car rental and car sharing maintenance activities and fleets at times to reduce the number of unutilized cars and to meet demand peaks. We believe that Avis, Budget and Zipcar all enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand. We also operate the Apex and Payless brands, which operate in the deep-value segment of the car rental industry and augment our Avis, Budget and Zipcar brands.

Avis

Avis is a leading rental car supplier positioned to serve the premium commercial and leisure segments of the travel industry. The Avis brand provides high-quality car rental services at price points generally above non-branded and value-branded national car rental companies. We operate or license the Avis car rental system (the “Avis System”), one of the largest car rental systems in the world, comprised of approximately 5,450 locations worldwide, including in virtually all of the largest commercial airports and cities in the world.

We operate approximately 2,650 Avis car rental locations worldwide, in both the on-airport and off-airport, or local, rental markets. In 2013, our Avis operations generated total revenue of approximately $5.2 billion, of which approximately 60% (or $3.1 billion) was derived from North American operations. In addition, we license the Avis brand to other independent commercial owners in approximately 2,800 locations throughout the world. In 2013, approximately 72% of the Avis System total revenue was generated by our Company-operated locations and the remainder was generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that comprise the Avis System:

	Avis System Locations
	North America	International	Total
Company-operated locations	1,400	1,250	2,650
Licensee locations	300	2,500	2,800
Total Avis System Locations	1,700	3,750	5,450

The graphs below present the approximate composition of Avis System locations and Avis System revenue in 2013:

Composition of	Composition of
Avis System Locations	Avis System Revenue

In 2013, Avis derived approximately $2.0 billion and $1.7 billion (or 53% and 47%) of its vehicle rental revenue from commercial and leisure customers, respectively, and $2.6 billion and $1.1 billion (or 69% and 31%) of its vehicle rental revenue from customers renting at airports and locally, respectively.

We offer Avis customers a variety of premium services, including:

•	Avis Preferred, a counter bypass program available at major airport locations;

•	Avis Preferred Select & Go, a service that allows customers at certain locations to select an alternate vehicle or upgrade their vehicle choice without visiting the rental counter;

•	portable GPS navigation units for rent;

•	premium luxury, sport and performance vehicles available for rent;

•	availability of eco-friendly vehicles, including gas/electric hybrid vehicles;

•	roadside assistance;

•	emailed receipts;

•	a 100% smoke-free car rental fleet in North America;

•	electronic toll collection services that let customers pay highway tolls without waiting in toll booth lines;

•	amenities such as Avis Access, a full range of special products and services for drivers and passengers with disabilities;

•
Avis Interactive, a proprietary management tool that allows corporate clients to easily view and analyze their rental activity via the Internet, permitting these clients to better manage their travel budgets and monitor employee compliance with applicable travel policies;

•	customer loyalty programs; and

•
supporting online interactions with our customers through each of the four major mobile platforms – Android, Apple, BlackBerry and Microsoft Windows – which Avis in 2012 became the first car rental company to offer.

In 2013, Avis was named World’s Leading Car Hire, North America’s Leading Car Hire and Europe’s Leading Business Car Rental Company by the World Travel Awards, and received numerous other awards. Avis was also again named the leading car rental company in customer loyalty in the Brand Keys Customer Loyalty Engagement Index for the 14th consecutive year.

Budget

Budget is a leading rental car supplier focused primarily on more value-conscious segments of the industry. We operate or license the Budget vehicle rental system (the “Budget System”), which is comprised of approximately 3,350 car rental locations and represents one of the largest car rental systems in the world. The Budget System encompasses locations at most of the largest airports and cities in the world.

We operate approximately 1,650 Budget car rental locations worldwide. In 2013, our Budget car rental operations generated total revenue of approximately $2.1 billion, of which 80% (or $1.7 billion) was derived from North American operations. We also license the Budget System to independent business owners who operate approximately 1,700 locations worldwide. In 2013, approximately 65% of the Budget System total revenue was generated by our Company-operated locations with the remainder generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that comprise the Budget System:

	Budget System Locations
	North America	International	Total
Company-operated locations	1,050	600	1,650
Licensee locations	400	1,300	1,700
Total Budget System Locations	1,450	1,900	3,350

The graphs below present the approximate composition of Budget System locations and Budget System revenue in 2013:

Composition of	Composition of
Budget System Locations	Budget System Revenue

In 2013, Budget derived approximately $375 million and $1.1 billion (or 25% and 75%) of its vehicle rental revenue from commercial and leisure customers, respectively, and $1.1 billion and $358 million (or 76% and 24%) of its vehicle rental revenue from customers renting at airports and locally, respectively. Budget’s European revenues increased $87 million (or 78%) in 2013.

Budget offers its customers several products and programs similar to Avis, such as portable GPS navigation units, roadside assistance, electronic toll collection, emailed receipts and refueling options, as well as special rental rates for frequent renters and Budget’s Fastbreak service, an expedited rental service for frequent travelers.

In 2013, Budget’s loyalty program, Unlimited Budget®, was selected by Travel Weekly as a 2013 Gold Magellan Award Winner, which honors the best loyalty programs in the travel industry.

Zipcar

Founded in 2000, Zipcar operates the world’s leading membership-based car sharing network that provides “wheels when you want them” to over 860,000 members, also known as “Zipsters,” in more than 25 major metropolitan areas and over 300 college campuses in the United States, Canada and Europe. Zipcar provides its members self-service vehicles in reserved parking spaces located in residential neighborhoods, business districts, college campuses and business office complexes.
Our members may reserve vehicles by the hour or by the day at rates that include gas, insurance and other costs associated with vehicle ownership, and they can make their reservations through Zipcar’s reservation system, which is available by phone, Internet or wireless mobile devices. Our members generally have the flexibility to choose the make, model, type and even the color of the Zipcar that they want depending on their specific needs and desires for each trip and the available Zipcars in their neighborhoods. The flexibility and affordability of our service, as well as broader consumer trends toward responsible and sustainable living, provide a significant platform for future growth.
We acquired Zipcar in March 2013. Prior to our acquisition, Zipcar designed its operations to be scalable through a distributed self-service fleet of vehicles. We continue to make substantial investment in refining, innovating and improving Zipcar’s operations and fleet management systems and integrating certain elements of Zipcar’s operations and fleet into our business. We believe that the experience that we have gained and continue to accumulate while scaling and operating our network is a key advantage, informing our decisions regarding our existing operations and services as well as our plans for expansion. From the date of acquisition to year-end, our Zipcar operations generated revenue of $246 million.
Zipcar offers its members the freedom of on-demand access to a fleet of vehicles at any hour of the day or night, in their neighborhood or in any of our Zipcar cities and locations, without the costs or hassles of vehicle ownership. Benefits to members include:

•
Cost-effective alternative to car ownership - Members pay for time they reserve the vehicle and have no responsibility for the additional costs and hassles associated with car ownership, including parking, gas, taxes, registration, insurance, maintenance and lease payments.

•
Convenience and accessible fleet - Zipcars are interspersed throughout local neighborhoods where they are parked in reserved parking spaces and garages within an easy walk of where our members live and work. Members can book a designated vehicle online, by phone or via their mobile device, unlock the selected vehicle using a keyless entry card (called a “Zipcard”), and drive away. Because each Zipcar has a designated parking space, members are spared the often time-consuming undertaking of finding an available parking spot.

•
Freedom and control - Unlike public transportation, which operates on fixed routes and schedules, we provide our members with much of the freedom associated with car ownership. Like car owners, our members can choose when and where they want to drive. They also have the added benefit of being able to choose, based upon the readily available Zipcars in their neighborhoods, the make, model, type and even the color of the vehicle they want to drive based on their specific needs and desires for each trip.

•
Responsible and sustainable living - We are committed to providing our members with socially responsible, sustainable alternatives that support the global environment, their communities and city livability. Studies show that car sharing reduces the number of miles driven, the number of vehicles on the road and carbon emissions.

•
Zipcar for Universities - We provide college students, faculty, staff and local residents living in or near rural and urban campuses with access to Zipcars. Zipcars are located on over 300 college and university campuses. Our program for universities helps university administrators maximize the use of limited parking space on campus and reduce campus congestion while providing an important amenity for students, faculty, staff and local residents. In some cases, Zipcar is the only automobile transportation available to students, since many traditional rental car services have higher age restrictions.

•
Zipcar for Business and Zipcar for Government - We offer special programs to businesses, federal agencies and local governments seeking to save money, meet environmental sustainability goals and reduce parking requirements. We offer reduced membership fees and weekday driving rates to employees of companies, federal agencies and local governments that sponsor the use of Zipcars. We have also partnered with residential property managers and developers who provide their commercial and residential tenants with access to Zipcar memberships and Zipcars.

•
FastFleet - We offer a fleet management solution, known as FastFleet, to organizations that manage their own fleets of vehicles. Through this service, we license our proprietary vehicle-on-demand technology on a software-as-a-service basis to organizations that already manage their own fleets of vehicles. FastFleet enables these organizations to maximize the efficiency and reduce the cost of their own fleets by monitoring and improving per-vehicle utilization levels as well as streamlining the administrative efforts required to manage the vehicle fleet.

In 2013, the Zipcar brand was recognized as one of “20 Brilliant Brand Logos” by Entrepreneur Magazine, and continued to be recognized as the leading car sharing services provider in the world and for the quality of the customer experience it offers.

Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck rental businesses in the United States. At December 31, 2013, Budget Truck has a fleet of approximately 23,000 trucks that are rented through a network of approximately 1,300 dealers and 350 Company-operated locations throughout the continental United States. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks to consumers and to our commercial accounts and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck and ancillary equipment rentals. The Budget Truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. In 2013, Budget Truck’s rental business generated total revenue of approximately $373 million.

Other Brands

Our Payless brand, which we acquired in July 2013, is a leading rental car supplier positioned to serve the deep-value segment of the car rental industry. We operate or license the Payless brand, which is comprised of approximately 125 vehicle rental locations worldwide, including approximately 15 Company-operated locations and approximately 110 locations operated by licensees. All Company-operated Payless locations are in the United States at or near major airport locations. Payless’ base T&M fees are often lower than those of larger, more established brands, but Payless has historically achieved a greater penetration of ancillary products and services with its customers. The Payless business model should allow the Company to extend the life cycle of a portion of our fleet, as we intend to “cascade” certain vehicles that exceed certain Avis and Budget age or mileage thresholds to then be used by Payless. From the date of acquisition until year-end 2013, our Payless car rental operations generated total revenue of approximately $44 million.

Our Apex brand, which we acquired in 2012, operates primarily in the deep-value segment of the car rental industry in New Zealand and Australia, where we have approximately 19 Apex rental locations. Apex operates its own rental fleet, separate from Avis and Budget vehicles and generally older and less expensive than vehicles offered by Avis, Budget and other traditional car rental companies. Apex generates substantially all of its reservations through its proprietary websites and contact centers. The substantial majority of Apex locations are at or near major airport locations. In 2013, our Apex car rental operations generated total revenue of approximately $42 million.

RESERVATIONS, MARKETING AND SALES

Reservations

Our customers can make Avis, Budget, Budget Truck, Payless and Apex car rental reservations through our brand-specific websites and through our toll-free reservation centers, by calling a specific location directly, through brand-specific mobile applications, through online travel agencies, through travel agents or through selected partners, including many major airlines. Travel agents can access our reservation systems through all major global distribution systems (“GDSs”), which provide information with respect to rental locations, vehicle availability and applicable rate structures.

Our Zipcar members may reserve cars by the hour or by the day through Zipcar’s reservation system, which is accessible by phone, Internet or wireless mobile devices. We also provide two-way SMS texting, enabling us to proactively reach out to members during their reservation via their mobile device to manage their reservation, including instant reservation extension.

In 2013, we generated approximately 30% of our vehicle rental reservations through our brand-specific websites, 12% through our contact centers, 28% through GDSs, 7% through online travel agencies, 12% through direct-connect technologies and 11% through other sources. Virtually all of our Zipcar car sharing reservations were generated online or through our Zipcar mobile applications. We use a voice reservation system that allows customers to conduct certain transactions such as confirmation, cancellation and modification of reservations using self-service interactive voice response technology. In addition to our Zipcar mobile applications, we have also developed Avis and Budget mobile applications for the Android, Apple, BlackBerry and Microsoft Windows, allowing our customers to more easily manage their car rental reservations on their mobile devices.

Marketing and Sales

We support our Avis, Budget, Budget Truck, Zipcar and other brands through a range of marketing channels and campaigns, including traditional media, such as television, radio and print advertising, as well as Internet and email marketing and wireless mobile device applications. In 2012 and 2013, we developed new global brand propositions and visual identities, including new brand logos for Avis and Budget, to evolve and refine each brand’s differentiated market position. This evolution builds upon our brands’ heritage and service legacy while driving global consistency across our regions. We have also implemented a customer relationship management system that will enable us to deliver more targeted and relevant offers to customers across both online and offline channels and will allow our customers to benefit through better and more relevant marketing, improved service delivery and loyalty programs that reward frequent renters with free rental days and car class upgrades.

We use social media to promote our brands and to provide our customers with the tools to interact with our brands electronically. Avis, Budget and Zipcar maintain Facebook pages and Twitter accounts, with a total of over 300,000 Facebook fans and over 40,000 followers on Twitter. We also use digital marketing activities to drive international reservations.

In addition to our social and digital media efforts, our Zipcar brand also focuses on localized marketing initiatives, which entails low-cost, word-of-mouth marketing of its services and the use of marketing “street teams” that target potential members at the local level. These efforts highlight simple messages that communicate the benefits of “wheels when you want them.” Zipcar members also actively recruit new members as incentivized by Zipcar’s member referral program, which awards driving credit for new member referrals.

In 2013, we retained approximately 98% of our existing commercial contracts in North America and maintained, expanded or entered into marketing alliances with key marketing partners that include brand exposure and cross-marketing opportunities for each of the brands involved. For example, under our multi-year agreement with the PGA TOUR, Avis was named the “Official Rental Car Company” of the PGA TOUR and promotes its products and services to millions of golfers and golf fans worldwide through prominent placement of the Avis logo on PGA TOUR event scoreboards and other marketing channels.

We continue to maintain strong links to the travel industry and we expanded or entered into marketing alliances with numerous marketing partners in 2013:

•
We maintain marketing partnerships with several major airlines, including Air Canada, Air France, American Airlines, British Airways, Frontier Airlines, Iberia, KLM, Lufthansa, SAS, Southwest Airlines, United Airlines and Virgin America.

•
We offer customers the ability to earn frequent traveler points with most major U.S. and European airlines’ frequent traveler programs, as well as those of Air Canada, Air New Zealand, Japan Airlines and Qantas, among others.

•
Our brands are affiliated with the frequency programs of major hotel companies, including Hilton Hotels Corporation, Hyatt Corporation, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide. These arrangements provide incentives to loyalty program participants and provide us with cooperative marketing opportunities, including call transfer programs and online links with various partners’ websites.

•
In 2013, we signed new agreements with Norwegian Cruise Lines, Spirit Airlines, SNCF (France’s national railway operator), Club Premier (Latin America’s first frequent flyer program), Taiwan High Speed Rail, FlightBridge and others.

In 2013, approximately 64% of vehicle rental transactions from our Company-operated Avis locations were generated by travelers who rented from Avis under contracts between Avis and the travelers’ employers or through membership in an organization with which Avis has a contractual affiliation (such as AARP and Costco Wholesale). In 2013, we entered into an exclusive multi-year agreement with AARP that allows us to promote our Avis, Budget, Budget Truck and Payless brands to AARP’s base of more than 37 million members. In 2013, we also entered into a new multi-year agreement with Costco Travel to provide more than 45 million Costco Wholesale members in the United States with vehicle rentals and ancillary products from Avis and Budget. Avis maintains marketing relationships with other organizations such as American Express, MasterCard International and Sears, through which we are able to provide their customers with incentives to rent from Avis. Avis licensees also generally have the option to participate in these affiliations.

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

In addition to participating in many of the marketing agreements discussed above, Budget Truck maintains certain truck-rental-specific marketing and/or co-location relationships, including those with Simply Self Storage, Sears and Extra Space Storage. We also have an exclusive agreement to advertise Budget Truck rental services in the Mover’s Guide, an official U.S. Postal Service change of address product.

Our Zipcar brand also partners with other active lifestyle brands that appeal to our Zipcar members and organize, sponsor or participate in charitable and community events with organizations important to us and our Zipcar members. Zipcar maintains relationships with universities to market to the “next generation consumer” that, upon graduation, may migrate to the major metropolitan areas that we serve, continue their relationship with us and advocate for broad sponsorship of Zipcar membership at their places of work. Through our Zipcar for Business program, we also offer reduced membership fees and weekday driving rates to employees of companies, federal agencies and local governments that sponsor the use of Zipcars.

LICENSING

We have licensees in more than 160 countries throughout the world. Revenue derived from our vehicle rental licensees in 2013 totaled $136 million, with approximately $116 million in our International segment and $20 million in our North America segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional fixed costs associated with fees paid by licensees to us. Locations operated by licensees represented approximately 52% of our Avis and Budget car rental locations worldwide and approximately 30% of total revenue generated by the Avis and Budget Systems in 2013. We facilitate one-way car rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

We generally enjoy good relationships with our licensees and meet regularly with them at regional, national and international meetings. Our relationships with our licensees are governed by license agreements that grant the licensee the right to operate independently operated Avis, Budget or Payless car and/or truck rental businesses in certain territories. Our license agreements generally provide our licensees with the exclusive right to operate in their assigned territory. These agreements impose obligations on the licensee regarding its operations and most agreements restrict the licensee’s ability to transfer its license agreement and capital stock. Licensees are generally required to adhere to our system standards for each brand as updated and supplemented by our policy bulletins, brand manuals and service program.

Our license agreements typically have terms ranging from five to 20 years. The car rental royalty fee payable to us under our license agreements is generally 5% to 8% of gross rental revenue, but certain licensees, both in North America and internationally, have license agreements with different royalty fee structures. We maintain the right to monitor the operations of licensees and, when applicable, can declare a licensee to be in default under its license agreement. We perform audits as part of our program to assure licensee compliance with brand quality standards and contract provisions. Generally, we can terminate license agreements for certain defaults, including failure to pay royalties and failure to adhere to our operational standards. Upon termination of a license agreement, the licensee is prohibited from using our brand names and related marks in any business. In the United States, these license relationships constitute “franchises” under most federal and state laws regulating the offer and sale of franchises and the relationship of the parties to a franchise agreement.

OTHER REVENUE

In addition to revenue from our vehicle rentals and licensee royalties, we generate revenue from our customers through the sale and/or rental of optional ancillary products and services. Our employees offer products to customers that will enhance their rental experience, including collision and loss damage waivers, insurance products such as additional/supplemental liability insurance or personal accident/effects insurance, products for driving convenience such as portable GPS navigation units, optional roadside assistance services, fuel service options, electronic toll collection and other ancillary products and services, such as access to satellite radio and child safety seats. In addition, we also supplement our daily truck rental revenue by offering customers automobile towing equipment and other moving accessories such as hand trucks, furniture pads and moving supplies.

In 2013, approximately 5% of our revenue was generated by the sale of collision and loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if the customer has not breached the rental agreement. In addition, we receive reimbursement from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, that we pay in exchange for the right to operate at airports and other locations.

OUR TECHNOLOGIES

Car Rental

We use a broad range of technologies in our car rental operations, substantially all of which are linked to what we call Wizard, our worldwide reservation, rental, data processing and information management system. The Wizard system enables us to process millions of incoming customer inquiries each day, providing our customers with accurate and timely information about our locations, rental rates and vehicle availability, as well as the ability to place or modify reservations. Additionally, the Wizard system is linked to all major travel distribution networks worldwide and provides real-time processing for travel agents, travel industry partners (such as airlines and online travel sites), corporate travel departments and individual consumers through our websites or contact centers. The Wizard system also provides personal profile information to our reservation and rental agents to help us better serve our customers.

We also use data supplied from the Wizard system and airline reservation systems in certain proprietary information management systems to maintain centralized control of major business processes such as fleet acquisition and logistics, sales to corporate accounts and determination of rental rates. The principal components of the systems we employ include:

•
Fleet planning model. We have a comprehensive decision tool to develop fleet plans and schedules for the acquisition and disposition of our fleet, along with fleet age, mix, mileage and cost reports based upon these plans and schedules. This tool allows management to monitor and change fleet volume and composition on a daily basis and to optimize our fleet plan based on estimated business levels and available repurchase and guaranteed depreciation programs. We also use third-party software to further optimize our fleet acquisition, rotation and disposition activities.

•
Yield management. We have a yield management system which is designed to enhance profits by providing greater control of vehicle availability and rate availability changes at our rental locations. Our system monitors and forecasts supply and demand to support our efforts to optimize volume and rate at each location. Integrated into this yield management system is a fleet distribution module that takes into consideration the costs as well as the potential benefits associated with distributing vehicles to various rental locations within a geographic area to accommodate rental demand at these locations. The fleet distribution module makes specific recommendations for movement of vehicles between locations.

•
Pricing decision support systems. Pricing in the vehicle rental industry is highly competitive and complex. To improve our ability to respond to rental rate changes in the marketplace, we have utilized sophisticated systems to gather and report competitive industry rental rate changes every day. Our systems, using data from third-party reservation systems as its source of information, automatically scan rate movements and report significant changes to our staff of pricing analysts for evaluation. These systems greatly enhance our ability to gather and respond to rate changes in the marketplace. In 2013, we began developing an integrated pricing and fleet optimization tool that we expect will allow us to test and implement improved pricing and fleet deployment strategies and optimization algorithms, as well as automate the implementation of certain price changes.

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

data warehouse allows us to take advantage of comprehensive management reports and provides easy access to data for strategic decision making for our brands.

•
Sales and marketing systems. We have developed a sophisticated system of online data tracking which enables our sales force to analyze key account information of our corporate customers including historical and current rental activity, revenue and booking sources, top renting locations, rate usage categories and customer satisfaction data. We use this information, which is updated weekly and captured on a country-by-country basis, to assess opportunities for revenue growth, profitability and improvement.

•	Campaign management. We have deployed tools that enable us to recognize customer segments and value, and to automatically present appropriate offers on our Avis and Budget websites.

•
Interactive adjustments. We have developed a customer data system that allows us to easily retrieve pertinent customer information and make needed adjustments to completed rental transactions online for superior customer service. This data system links with our other accounting systems to handle any charge card transaction automatically.

•
Interactive voice response system. We have developed an automated voice response system that enables the automated processing of customer reservation confirmations, cancellations, identification of rental locations, extension of existing rentals and requests for copies of rental receipts over the phone using speech recognition software.

•
On Location. We introduced our “On Location®” service to certain of our corporate customers, which enables self-service car rentals at their campus locations. This service consists of a two-way communications device connected to the vehicle’s on-board diagnostics system. This device retrieves key vehicle information that integrates with the Wizard system to perform a check-in and check-out of a vehicle in a self-service mode.

Car Sharing

Our Zipcar car sharing technology was specifically designed and built for our car sharing business and has been continually refined and upgraded to optimize the Zipcar experience for our members. Our fully-integrated platform centralizes the management of our Zipcar reservations, member services, fleet operations and financial systems to optimize member experience, minimize costs and leverage efficiencies. Through this platform, we:

•	process new member applications;

•	manage reservations and keyless vehicle access;

•	manage and monitor member interactions;

•	manage billing and payment processing across multiple currencies;

•	manage our car sharing fleet remotely; and

•	monitor and analyze key metrics of each Zipcar such as utilization rate, mileage and maintenance requirements.
Each interaction between members and our Zipcars is captured in our system, across all communication channels, providing us with knowledge we use to improve our members’ experiences and better optimize our business processes. We have built and continue to innovate our technology platform in order to support growth and scalability.

•
Reservation System Software. Our Zipcar reservation system processes membership applications and enables existing members to reserve Zipcars online, over the phone, using mobile applications on the iPhone or Android platforms, or through other web-enabled mobile devices. Through our reservation system, members have around-the-clock access to the complete, real-time inventory of Zipcars and can manage all necessary transactions online. Because all of our reservation and member services data is fed back into our centralized database, we are able to track and analyze aggregated member usage data to better allocate vehicles among locations and improve availability and convenience for our members.

•
Fleet Administration System Software and Hardware. Managing a widely dispersed fleet of Zipcars requires a comprehensive suite of tools optimized for car sharing. Each Zipcar is equipped with a telematics control unit, including mobile data service, radio frequency identification card readers, wireless antennae, wiring harness, vehicle interface modules and transponders for toll systems. This hardware, together with internally developed embedded firmware and vehicle server software, allows us to authorize secure access to our Zipcars from our data centers and provides us with a comprehensive set of fleet management data that is stored in our centralized database.

OUR FLEET

We offer for rental a wide variety of vehicles, including luxury and specialty vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. We maintain a single fleet of vehicles for Avis and Budget in countries where we operate both brands. The substantial majority of Zipcar’s fleet is dedicated to use by Zipcar, but we have developed processes to share vehicles between the Avis/Budget fleet and Zipcar’s fleet primarily to help meet Zipcar’s demand peaks. We maintain a diverse car rental fleet, in which no vehicle manufacturer represented more than 23% of our 2013 fleet purchases, and we regularly adjust our fleet levels to be consistent with demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. In 2013, we purchased vehicles from Audi, BMW, Chrysler, Fiat, Ford, General Motors, Hyundai, Kia, Mazda, Mercedes, Mitsubishi, Nissan, Peugeot, Porsche, Renault, Subaru, Toyota and Volkswagen, among others. During 2013, approximately 23%, 19% and 12% of the cars acquired for our car rental fleet were manufactured by Ford, General Motors and Chrysler, respectively.

Fleet costs represented approximately 23% of our aggregate expenses in 2013. Fleet costs can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles.

In 2013, on average, approximately 37% of our rental car fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase vehicles at a specified price during a specified time period or guarantee our rate of depreciation on the vehicles during a specified period of time, or were vehicles subject to operating leases. Cars subject to these agreements are sometimes referred to as “program” cars, and cars not subject to these agreements are sometimes referred to as “risk” cars because we retain the risk associated with such cars’ residual values at the time of their disposition. Such agreements typically require that we pay more for program cars and maintain them in our fleet for a minimum number of months (typically four to eleven months) and impose certain return conditions, including car condition and mileage requirements. When we return program cars to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market. Of the approximately 520,000 vehicles we disposed of in 2013, approximately 60% were sold pursuant to repurchase or guaranteed depreciation programs. The future percentages of program and risk cars in our fleet will depend on our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs. The Company has agreed to purchase approximately $6.4 billion of vehicles from manufacturers over the next twelve months.

We dispose of our risk cars largely through automobile auctions, including auctions that enable dealers to purchase vehicles online more quickly than through traditional auctions, as well as through direct-to-dealer sales. In 2013, we also expanded the number of states that can participate in our Ultimate Test Drive retail car sales program, which offers customers the ability to purchase Avis and Budget rental vehicles through a collaboration with AutoNation, Inc.

For 2013, our average monthly car rental fleet size ranged from a low of approximately 418,000 vehicles in January to a high of approximately 599,000 vehicles in July. Our average monthly car rental fleet size typically peaks in the summer months. Average fleet utilization for 2013, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 66% in January to 78% in August. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled statistics. We are also taking actions to realize fleet utilization benefits and savings by combining a portion of our car rental and car sharing fleets at times to reduce the number of unutilized Zipcars during the week and to better satisfy Zipcar’s unmet weekend demand.

We place a strong emphasis on vehicle maintenance for customer safety and customer satisfaction reasons, and because quick and proper repairs are critical to fleet utilization. To accomplish this task we employ a fully-certified National Institute for Automotive Service Excellence technician instructor and have developed a specialized training program for our technicians, who operate in approximately 105 maintenance and damage repair centers in North America. Our technician training department also prepares its own technical service bulletins that can be retrieved electronically at our repair locations.

CUSTOMER SERVICE

We believe our commitment to delivering a consistently high level of customer service across all of our brands is a critical element of our success and strategy. Our Customer Led, Service Driven™ program focuses on improving the overall customer experience based on our research of customer service practices, improved customer insights, executing our customer relationship management strategy and delivering customer-centric employee training.

Our associates and managers at our Company-operated locations are trained and empowered to resolve most customer issues at the location level. In addition, we have simplified our rental agreements for both the Avis and Budget brands to make them easier for our customers to read and understand. We also continuously track customer satisfaction levels by sending location-specific surveys to recent customers and utilize detailed reports and tracking to assess and identify ways that we can improve our customer service delivery and the overall customer experience. In 2013, we received over 700,000 responses to our online customer satisfaction surveys. Our surveys ask customers to evaluate their overall satisfaction with their rental experience, among other things. Results are analyzed in aggregate and by location to help further enhance our service levels to our customers.

EMPLOYEES

As of December 31, 2013, we employed approximately 29,000 people worldwide, of whom approximately 7,000 were employed on a part-time basis. Of our approximately 29,000 employees, approximately 20,000 were employed in our North America and Truck Rental segments and 9,000 in our International segment.

In our North America and Truck Rental segments, the majority of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Certain of our executive officers may be employed under employment contracts that specify a term of employment and specify pay and other benefits. In our International segment, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Many of our employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions.

As of December 31, 2013, approximately 35% of our employees in each of our North America, International and Truck Rental segments were covered by collective bargaining agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

AIRPORT CONCESSION AGREEMENTS

We generally operate our vehicle rental and car sharing services at airports under concession agreements with airport authorities, pursuant to which we typically make airport concession payments and/or lease payments. In general, concession fees for on-airport locations are based on a percentage of total commissionable revenue (as defined by each airport authority), subject to minimum annual guaranteed amounts. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

OTHER BUSINESS CONSIDERATIONS

SEASONALITY

Our car rental business is subject to seasonal variations in customer demand patterns, with the spring and summer vacation periods representing our peak seasons. Our truck rental operations also experience higher levels of demand during the late spring and summer months when most self-moves occur, with the third quarter typically being our busiest quarter. Generally, however, December is also a strong month for our truck rental operations due to increased retail sales activity and package deliveries. Our Zipcar operations are also subject to seasonality due to increased usage during the summer months and holidays. We vary our fleet size over the course of the year to help manage any seasonal variations in demand, as well as localized changes in demand.

COMPETITION

The competitive environment for the vehicle rental industry is generally characterized by intense price and service competition among global, local and regional competitors. Competition in our vehicle rental operations is based primarily upon price, customer service quality, including usability of booking systems and ease of rental and return, vehicle availability, reliability, rental locations, product innovation and national or international distribution. In addition, competition is also influenced strongly by advertising, marketing and brand reputation.

The use of technology has increased pricing transparency among vehicle rental companies by enabling cost-conscious customers to more easily compare on the Internet and their mobile devices the rental rates available from various vehicle rental companies for any given rental. This transparency has further increased the prevalence and intensity of price competition in the industry.

Our car rental and car sharing operations compete primarily with Enterprise Holdings, Inc., which operates the Enterprise brand worldwide and the National and Alamo car rental brands in North America; Europcar Group, which operates the Europcar, National and Alamo brands in Europe; Hertz Global Holdings, Inc., which operates the Hertz, Dollar and Thrifty brands; and Sixt AG. We also compete with smaller regional car rental and car sharing companies. Our truck rental operations compete primarily with U-Haul International, Inc., and Penske Truck Leasing Corporation, as well as other smaller regional companies.

INSURANCE AND INSURANCE RELATED PRODUCTS

Our vehicle rental operations and corporate operations expose us to various types of claims for personal injury, death and property damage related to the use of our vehicles and/or properties, as well as general employment-related matters stemming from our operations. We generally assume the risk of liability to third parties arising from vehicle rental services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, in accordance with the minimum financial responsibility requirements (“MFRs”) and primacy of coverage laws of the relevant jurisdiction. In certain cases, we assume liability above applicable MFRs, but to no more than $1 million per occurrence, other than in cases involving a negligent act on the part of the Company, for which we purchase insurance coverage for exposures beyond retained amounts from a combination of unaffiliated excess insurers. With respect to our Zipcar operations, in 2013 we transitioned coverage of our fleet from unaffiliated insurers to the Company’s insurance program.

In Europe, we insure the risk of liability to third parties arising from vehicle rental services in accordance with local regulatory requirements through a combination of reinsurance and self-insurance, subject to certain limits, provided by our captive insurance subsidiary, AEGIS Motor Insurance Limited, or through the use of insurance products offered by unaffiliated insurers. Our retained liabilities in Europe are capped as AEGIS purchases reinsurance from an unaffiliated insurer to limit its exposure. We insure the risk of liability to third parties in Argentina, Australia and New Zealand through a combination of unaffiliated insurers and one of our affiliates. These insurers provide insurance coverage supplemental to minimum local requirements.

We offer our U.S. customers a range of optional insurance products and coverages such as supplemental liability insurance, personal accident insurance, personal effects protection, physical damage waivers, automobile towing protection and cargo insurance, which create additional risk exposure for us. When a customer elects to purchase supplemental liability insurance or other optional insurance related products, we typically retain economic exposure to loss, since the insurance is provided by an unaffiliated insurer that is reinsuring its exposure through our captive insurance subsidiary, Constellation Reinsurance Co., Ltd. Additional personal accident insurance offered to our customers in Europe is underwritten by a third-party insurer, and reinsured by our Avis Budget Europe International Reinsurance Limited subsidiary. We also maintain excess insurance coverage through unaffiliated carriers to help mitigate our potential exposure to large liability losses. We otherwise bear these and other risks, except to the extent that the risks are transferred through insurance or contractual arrangements.

OUR INTELLECTUAL PROPERTY

We rely primarily on a combination of trademark, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. The service marks “Avis,” “Budget,” and “Zipcar” and related marks or designs incorporating such terms and related logos and marks such as “We try harder,” and “wheels when you want them” are material to our vehicle rental and car sharing businesses. Our subsidiaries and licensees actively use these marks. All of the material marks used by Avis, Budget and Zipcar are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as in foreign jurisdictions. Our subsidiaries own the marks and other intellectual property, including the Wizard system, used in our business. We also own trademarks and logos related to the “Apex Car Rental” brand in Australia and New Zealand and related to the “Payless Car Rental” brand in the United States and several other countries.

CORPORATE SOCIAL RESPONSIBILITY

The Company strives to maintain best practices in corporate social responsibility, which includes an emphasis on the several key initiatives, including a global ethics program for all employees worldwide; data protection guidelines aimed at protecting Company and customer data; a competitive employee benefits program; commitments to equal employment opportunities and diversity; offering fuel-efficient rental vehicles; and a commitment to corporate philanthropy through which we give back to the communities in which we operate.

•
Ethical Standards. We seek to hold our employees to high ethical standards. We place great emphasis on professional conduct, safety and security, information protection and integrity. Our employees are required to follow our Code of Conduct and Business Principles. Our Code of Conduct represents the core of our business philosophy and values and covers numerous areas, including standards of work-related behavior; security of information, systems and other assets; conflicts of interest; securities laws; and community service. We provide employees with training to help understand both our Code of Conduct and how to interpret it in various situations. Failure to comply with our Code of Conduct is grounds for disciplinary action, up to and including termination of employment.

•
Data Protection. We are committed to taking appropriate measures to properly secure information, records, systems and property. Employees are trained to take particular precautions to protect the Company, our employees, vendors and customers, and, in many cases, themselves, from the unlawful or inappropriate use or disclosure of that information.

•
Employee Benefits Programs. Our employees are critical to our success. To ensure their well-being and professional growth we generally offer a competitive salary plus incentive compensation potential and comprehensive benefits. In addition, we offer health and welfare benefits that may include a range of training, employee assistance and personal development programs to help employees and their families prosper. Our employee benefits programs are all offered and administered in compliance with applicable local law.

•
Equal Opportunity Employment. We are committed to providing equal employment opportunity to all applicants and employees without regard to race, color, religion, sex, sexual orientation, age, marital status, national origin, citizenship, physical or mental disability, military veteran status, or any other protected classification under any applicable law. In addition, the Company will reasonably accommodate known disabilities and religious beliefs of employees and qualified applicants.

•
Diversity. As a growing global organization, the Company is proud of the diversity of its workforce. We strive to attract and retain talented and diverse people throughout our organization. We engage in several initiatives to support diversity throughout our Company, including programs specifically designed to develop female leaders in our organization and our commitment to assisting current and former military personnel. The Company also maintains an industry-leading supplier diversity program to promote the growth and development of suppliers who are disadvantaged, minority-owned or women-owned business enterprises.

•
Environment. The Company has taken numerous steps to minimize its environmental impact, including contracting with licensed vendors to recycle used motor oil, oil filters, parts and brake cleaner fluids. Car washes installed at our facilities typically recycle and reuse at least 80 percent of their wastewater. Many of our model-year 2013 and 2014 vehicles are EPA SmartWay Certified by the United States Environmental Protection Agency as “green” vehicles. Our rental fleet also includes gas/electric hybrid vehicles which offer outstanding fuel efficiency and reduced emissions.

•
Philanthropy. The Company is committed to supporting the communities in which it operates by working with nonprofit organizations focused on assisting those in need. Through relationships with widely-recognized charitable groups and outreach through the Avis Budget Group Charitable Foundation and employee volunteer teams, the Company and its employees contribute to many worthwhile organizations and deserving causes that help improve our communities.

REGULATION

We are subject to a wide variety of laws and regulations in the United States and internationally, including those relating to, among others, consumer protection, insurance products and rates, franchising law, customer privacy and data protection, competition, environmental matters, taxes, automobile-related liability, corruption, labor and employment matters, cost and fee recovery, the protection of our trademarks and other intellectual property, and local ownership or investment requirements. Additional information about the regulations that we are subject to can be found in Item 1A - Risk Factors in this Annual Report.

COMPANY INFORMATION

Our principal executive office is located at 6 Sylvan Way, Parsippany, New Jersey 07054 (our telephone number is 973-496-4700). The Company files electronically with the Securities and Exchange Commission (the “SEC”) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; registration statements and other forms or reports as required. Certain of the Company’s officers and directors also file statements of changes in beneficial ownership on Form 4 with the SEC. The public may read and copy any materials that the Company has filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Such materials may also be accessed electronically on the SEC’s Internet site (sec.gov). The Company maintains a website (avisbudgetgroup.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports, proxy materials and any amendments to these reports filed or furnished with the SEC are available free of charge in the Investor Relations section of our website, as soon as reasonably practicable after filing with the SEC. Copies of our board committee charters, Codes of Conduct and Ethics, Corporate Governance Guidelines and other corporate governance information are also available on our website. If the Company should decide to amend any of its board committee charters, Codes of Conduct and Ethics or other corporate governance documents, copies of such amendments will be made available to the public through the Company’s website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

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

RISKS RELATED TO OUR BUSINESS

We face risks related to the high level of competition in the vehicle rental industry.

The vehicle rental industry is highly competitive, with price being one of the primary competitive factors. We risk losing rental volume to the extent that our competitors reduce their pricing and we do not match or provide competitive pricing or if price increases we seek to implement make us less competitive. If competitive pressures lead us to lose rental volume or match any downward pricing and we are unable to reduce our operating costs, then our financial condition or results of operations could be materially adversely impacted.

Additionally, pricing in the industry is impacted by the size of rental fleets and the supply of vehicles available for rent. Any significant fluctuations in the supply of rental vehicles available in the market due to an unexpected decrease in demand, or actions taken by our competitors to increase market share by acquiring more fleet could negatively affect our pricing, operating plans or results of operations if we are unable to adjust the size of our rental fleet in response to fluctuations in demand.

The risk of competition on the basis of pricing in the truck rental industry can be even more intense than in the car rental industry because it can be more difficult to reduce the size of our truck rental fleet in response to reduced demand.

We face risks related to fleet costs.

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our rental vehicles. In 2013, on average approximately 37% of our 2013 rental car fleet was comprised of program cars or vehicles subject to operating leases. Such program cars enable us to determine our depreciation expense in advance of purchase, which is a significant component of our fleet costs. However, as discussed below, such program cars result in additional exposure to the manufacturers with whom we have such agreements.

We source our fleet needs from a wide range of auto manufacturers. To the extent that any of these auto manufacturers significantly curtail production or increase the cost of purchasing program cars, we may be unable to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs or reducing our volumes.

Automobile manufacturers may not continue to sell program cars to us on terms or at prices consistent with past agreements. Our program car purchases also generally provide us with flexibility to reduce the size of our fleet rapidly in response to seasonal demand fluctuations, economic constraints or other changes in demand. This flexibility may be reduced in the future to the extent that we reduce the percentage of program cars in our car rental fleet or features of the programs are altered.

Failure by a manufacturer to fulfill its obligations under any program agreement or incentive payment obligation could leave us with a material expense if we are unable to dispose of program cars at prices estimated at the time of purchase or with a substantial unpaid claim against the manufacturer, particularly with respect to program cars that were either (i) resold for an amount less than the amount guaranteed under the applicable program and therefore subject to a “true-up” payment obligation from the manufacturer; or (ii) returned to the manufacturer but for which we were not yet paid, and therefore we could incur a substantial loss as a result of such failure to perform. Any reduction in the market value of the vehicles in our fleet could effectively increase our fleet costs, adversely impact our profitability and potentially lead to decreased capacity in our asset-backed car rental funding facilities due to the collateral requirements for such facilities that effectively increase as market values for vehicles decrease.

The costs of our non-program vehicles may also be adversely impacted by the relative strength of the used car market, particularly the market for one- to two-year old used vehicles. We currently sell non-program vehicles through auctions, third-party resellers and other channels in the used vehicle marketplace. Such channels may not produce stable used vehicle prices. A reduction in residual values for non-program vehicles in our rental fleet could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate while we own them.

If our ability to sell vehicles in the used vehicle marketplace were to become severely limited at a time when required collateral levels were rising, the outstanding principal amount due under our asset-backed financing facilities may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our vehicle program subsidiaries. If that were to occur, the holders of our asset-backed debt may have the ability to exercise their right to instruct the trustee to direct the return of program cars and/or the sale of risk cars to generate proceeds sufficient to repay such debt.

We face risks related to safety recalls.

Our vehicles may be subject to safety recalls by their manufacturers that could have an adverse impact on our business when we remove such recalled vehicles from our rentable fleet. The recalls may cause us to incur incremental costs as we retrieve vehicles from customers, which may ultimately cause us to decide not to re-rent vehicles until we can arrange for the repairs described in the recalls to be completed. If a large number of vehicles were to be the subject of simultaneous recalls, or if needed replacement parts were not in adequate supply, we may be unable to re-rent recalled vehicles for a significant period of time. We could also face liability claims related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could create customer service problems, reduce the residual value of the vehicles involved, harm our general reputation and/or have an adverse impact on our financial condition or results of operations.

Weakness in general economic conditions in the United States, Europe and other areas in which we operate, weakness in travel demand and the housing market, and/or a significant increase in fuel costs can adversely impact our business.

If economic conditions in the United States, Europe and/or worldwide were to weaken, our financial condition or results of operations could be adversely impacted.

Any significant airline capacity reductions, airfare or related fee increases, reduced flight schedules, or any events that disrupt or reduce business or leisure air travel such as work stoppages, military conflicts, terrorist incidents, natural disasters, disease epidemics, or the response of governments to any such events, could have an adverse impact on our results of operations. Likewise, any significant increases in fuel prices, a severe protracted disruption in fuel supplies or rationing of fuel could discourage our customers from renting vehicles or reduce or disrupt air travel, which could also adversely impact our results of operations.

Our truck rental business can be impacted by the housing market. If conditions in the housing market were to weaken, we may see a decline in truck rental transactions, which could have an adverse impact on our business.

We face risks related to our ability to successfully implement our business strategies and preserve the value of our brands.

Our objective is to focus on strategically accelerating growth, strengthening our global position as a leading provider of vehicle rental services, continuing to enhance our customers’ rental experience and controlling costs and driving efficiency throughout the organization. If we are unsuccessful in implementing our strategic initiatives, our financial condition or results of operations could be adversely impacted.

Failure to provide a high-quality reservation and rental experience for our customers and members for any reason could substantially harm our reputation and adversely impact our financial condition or results of operations.

We face risks related to our Zipcar operations.

We expect that the competitive environment for our car sharing services will become more intense as additional companies enter our existing markets or try to expand their operations. Competitors could introduce new solutions with competitive price and convenience characteristics or undertake more aggressive marketing campaigns than we provide. Such developments could adversely impact our business and result of operations should we be unable to compete with such efforts.

Because Zipcar members are located primarily in cities, we compete for limited parking locations that are convenient to our members or are available on terms that are commercially reasonable to our business. If we are unable to obtain and maintain a sufficient number of parking locations that are convenient to our members, our ability to attract and retain members would suffer.

We expect to achieve significant benefits from integrating certain Zipcar operations, such as vehicle maintenance and fleet procurement and disposition, with our existing infrastructure and by sharing fleet between Zipcar and our other brands. To realize such benefits, we must successfully combine and integrate portions of our car rental and car sharing operations in an efficient and effective manner. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

We face risks related to political, economic and commercial instability in the countries in which we operate.

Our global operations are dependent upon products manufactured, purchased and sold in the United States and internationally, including in countries with political and economic instability. Operating and seeking to expand business in a number of different regions and countries exposes us to a number of risks, including:

•	multiple and potentially conflicting laws, regulations and policies that are subject to change;

•	the imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

•	local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations;

•	varying tax regimes, including consequences from changes in applicable tax laws;

•	national and international conflict, including terrorist acts; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

The occurrence of one or more of these events may adversely impact our financial condition or results of operations. Our licensees’ vehicle rental operations may also be impacted by political, economic and commercial instability, which in turn could impact the amount of royalty payments they make to us.

We face risks related to third-party distribution channels that we rely upon.

In 2013, we generated approximately 47% of our car rental reservations through third-party distribution channels, which include:

•
traditional and online travel agencies, airlines and hotel companies, marketing partners such as credit card companies and membership organizations and other entities that help us attract customers; and

•	global distribution systems, such as Amadeus, Galileo/Apollo, Sabre and Worldspan that connect travel agents, travel service providers and corporations to our reservations systems.

Changes in our pricing agreements, commission schedules or arrangements with third-party distribution channels, the termination of any of our relationships or a reduction in the transaction volume of such channels, or a GDS’s inability to process and communicate reservations to us could have an adverse impact on our financial condition or results of operations, particularly if our customers are unable to access our reservation systems through alternate channels.

We face risks related to our leases and vehicle rental concessions.

We lease or have vehicle rental concessions at locations throughout the world, including at airports both in the United States and internationally and train stations throughout Europe where vehicle rental companies are frequently required to bid periodically for the available locations. If we were to lose any lease or vehicle rental concession, particularly at an airport or a train station in a major metropolitan area, there can be no assurance that we would be able to find a suitable replacement on reasonable terms and our business could be adversely impacted.

We face risks related to the seasonality of our business.

In our business, the third quarter of the year has historically been our strongest quarter due to the increased level of summer leisure travel and household moving activity. We vary our fleet size over the course of the year to help manage seasonal variations in demand, as well as localized changes in demand that we may encounter in the various regions in which we operate. In 2013, the third quarter accounted for 30% of our total revenue for the year and was our most profitable quarter as measured by Adjusted EBITDA. Any circumstance or occurrence that disrupts rental activity during the third quarter could have a disproportionately adverse impact on our financial condition or results of operations.

We face risks related to acquisitions, including the acquisition of existing licensees or investments in other related businesses.

We may engage in strategic transactions, including the acquisition of or investment in existing licensees and/or other related businesses. The risks involved in engaging in these strategic transactions include the possible failure to successfully integrate the operations of acquired businesses, or to realize the expected benefits of such transactions within the anticipated time frame, or at all, such as cost savings, synergies or sales or growth opportunities. In addition, the integration may result in material unanticipated challenges, expenses, liabilities or competitive responses, including:

•	inconsistencies between our standards, procedures and policies and those of the acquired business;

•	the increased scope and complexity of our operations could require significant attention from management and could impose constraints on our operations or other projects;

•	unforeseen expenses, delays or conditions, including required regulatory or other third-party approvals or consents;

•	the costs of compliance with U.S. and international laws and regulations, including the acquisition or assumption of unexpected liabilities, litigation, penalties or other enforcement actions;

•	provisions in our and the acquired business’s contracts with third parties that could limit our flexibility to take certain actions or our ability to retain customers;

•	higher than expected costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies;

•	higher than expected investments may be required to implement necessary compliance processes and related systems, including accounting systems and internal controls over financial reporting;

•	limitations on, or costs associated with, workforce reductions;

•	the Company may fail to implement its strategy for a particular acquisition, including successfully integrating the acquired business;

•	the Company may fail to retain, motivate and integrate key management and other employees of the acquired business; and

•	the possibility of other costs or inefficiencies associated with the integration and consolidation of operational and administrative systems, processes and infrastructures of the combined company.

Any one of these factors could result in delays, increased costs or decreases in the amount of expected revenues related to combining the companies and could adversely impact our financial condition or results of operations.

We face risks related to our derivative instruments.

We typically utilize derivative instruments to manage fluctuations in interest rates, gas prices and foreign exchange rates. The derivative instruments we use to manage our risk are usually in the form of interest rate and commodity swaps and foreign exchange forward and swap agreements. Periodically, we are required to determine the change in fair value, called the “mark to market,” of some of these derivative instruments, which could expose us to substantial mark-to-market losses or gains if such rates or prices fluctuate materially from the time the derivatives were entered into. Accordingly, volatility in rates or prices may adversely impact our financial position or results of operations and could impact the cost and effectiveness of our derivative instruments in managing our risks.

We face risks related to fluctuations in currency exchange rates.

Our international operations generate revenue and incur operating costs in a variety of currencies. The financial position and results of operations of many of our foreign subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates among these currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities in our financial statements. While we take steps to manage our currency exposure, such as currency hedging, we may not be able to effectively limit our exposure to intermediate- or long-term movements in currency exchange rates, which could adversely impact our financial condition or results of operations.

We face risks related to liability and insurance.

Our businesses expose us to claims for personal injury, death and property damage related to the use of our vehicles, having our customers on our premises and for workers’ compensation claims and other employment-related claims by our employees. We may become exposed to uninsured liability at levels in excess of our historical levels resulting from unusually high losses or otherwise. In addition, liabilities in respect of existing or future claims may exceed the level of our reserves and/or our insurance, which could adversely impact our financial condition and results of operations. Furthermore, insurance with unaffiliated insurers may not continue to be available to us on economically reasonable terms or at all. Should we experience significant liability for which we did not plan, our results of operations and financial position could be negatively impacted.

We reinsure certain insurance exposures as well as the optional insurance coverages that we offer through unaffiliated third-party insurers, which subjects us to regulation under various insurance statutes, including insurance holding company statutes, of the jurisdictions in which our insurance company subsidiaries are domiciled. Any changes in regulations that alter or impede our reinsurance obligations or subsidiary operations in all or certain jurisdictions could adversely impact the economic benefits that we rely upon to support our reinsurance efforts, which in turn would adversely impact our financial condition or results of operations.

Optional insurance products that we offer to renters in the United States, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, are regulated under state laws governing such products. Our car rental operations in Europe must comply with certain European Union regulations regarding the sale of personal accident insurance by intermediaries. In our other international car rental operations, our offering of optional insurance coverages has not historically been regulated. Any changes in U.S. or international laws that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. Should more of our customers decline purchasing supplemental liability insurance products as a result of any changes in these laws or otherwise, our financial condition or results of operations could be adversely impacted.

We offer loss damage waivers to our customers as an option for them to reduce their financial liability that may be incurred as a result of loss or damage to the rental vehicle. Certain states in the United States have enacted legislation that mandates disclosure to each customer at the time of rental that damage to the rented vehicle may be covered to some extent by the customer’s personal automobile insurance and that loss damage waivers may not be necessary. In addition, some states have statutes that establish or cap the daily rate that can be charged for loss damage waivers. Should new state or federal laws or regulations arise that place new limits on our ability to offer loss damage waivers to our customers, our financial condition or results of operations could be adversely impacted.

If the current federal law that pre-empted state laws that imputed tort liability solely based on ownership of a vehicle involved in an accident were to change, our insurance liability exposure could materially increase.

Costs associated with lawsuits or investigations or increases in the legal reserves that we establish based on our assessment of contingent liabilities may have an adverse effect on our results of operations.

We are involved in various claims and lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business. From time to time, the vehicle rental industry may be reviewed or investigated by regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, taxes, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse impact on our financial condition or results of operations. In addition, while we maintain insurance coverage with respect to certain claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

As required by U.S. generally accepted accounting principles (“GAAP”), we establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us. Subsequent developments may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our financial condition or results of operations.

We face risks related to U.S. and international laws and regulations that could impact our global operations.

We are subject to multiple, and sometimes conflicting, U.S. and international laws and regulations related to, among others, consumer protection, competition, customer privacy and data protection, franchising, fraud and anti-bribery, environmental matters, taxes, automobile-related liability, labor and employment matters, currency-exchange and other various banking and financial industry matters, health and safety, insurance rates and products, claims management, protection of our trademarks and other intellectual property and other trade-related laws and regulations in numerous jurisdictions. Recent years have seen a substantial increase in the global enforcement of certain of these laws such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar foreign laws and regulations. Our continued operation and expansion outside of the United States, including in developing countries, could increase the risk of governmental investigations and violations of such laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our global operations may be subject or the manner in which existing or future laws may be administered or interpreted. Any alleged or actual violations of any law or regulation, change in law or regulation or in the interpretation of existing laws or regulations may subject us to government scrutiny, investigation and civil and criminal penalties, may limit our ability to provide services in any of the countries in which we operate and could result in a material adverse impact on our reputation, business, financial position or results of operations.

In the United States and certain other international locations where we have Company-operated locations, we may recover from consumers various costs associated with the title and registration of our vehicles and certain costs, including concession costs imposed by an airport authority or the owner and/or operator of the premises from which our vehicles are rented. We may in the future be subject to potential U.S. or international laws or regulations that could negatively impact our ability to separately state, charge and recover such costs, which could adversely impact our financial condition or results of operations.

With respect to U.S. and international consumer privacy and data protection laws and regulations in the jurisdictions in which we operate, we may be limited in the types of information that we may collect about individuals with whom we deal or propose to deal, as well as how we collect, process and retain the information that we are permitted to collect, some of which may be non-public personally identifiable information. The centralized nature of our information systems requires the routine flow of information about customers and potential customers across national borders, particularly in the United States and Europe. If this flow of information were to become illegal, or subject to onerous restrictions, our ability to serve our customers could be negatively impaired for an extended period of time. In addition, our failure to maintain the security of the data we hold, whether as a result of our own error or the actions of others, could harm our reputation or give rise to legal liabilities that adversely impact our financial condition or results of operations. Privacy and data protection regulations impact the ways that we process our transaction information and increase our compliance costs. In addition, the Payment Card Industry imposes strict customer credit card data security standards to ensure that our customers’ credit card information is protected. Failure to meet these data security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments, which could adversely impact our financial condition or results of operations.

We face risks related to environmental laws and regulations.

We are subject to a wide variety of environmental laws and regulations in the United States and internationally in connection with our operations, including, among other things, with respect to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We maintain liability insurance covering our storage tanks. In the United States, we have instituted an environmental compliance program designed to ensure that these tanks are properly registered in the jurisdiction in which they are located and are in compliance with applicable technical and operational requirements. We are also subject to various environmental regulatory requirements in other countries in which we operate. The tank systems located at each of our locations may not at all times remain free from undetected leaks, and the use of these tanks may result in significant spills, which may require remediation and expose us to material liabilities.

We may also be subject to requirements related to the remediation of substances that have been released into the environment at properties owned or operated by us or at properties to which we send substances for treatment or disposal. Such remediation requirements may be imposed without regard to fault and liability for environmental remediation can be substantial. These remediation requirements and other environmental regulations differ depending on the country where the property is located. We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the remediation of contamination at our owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. Our compliance with existing or future environmental laws and regulations may, however, require material expenditures by us or otherwise have an adverse impact on our financial condition or results of operations.

The U.S. Congress and other legislative and regulatory authorities in the United States and internationally have considered, and will likely continue to consider, numerous measures related to climate change and greenhouse gas emissions. Should rules establishing limitations on greenhouse gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emission become effective, demand for our services could be affected, our fleet and/or other costs could increase, and our business could be adversely impacted.

We face risks related to changes in healthcare laws.

In 2010, the United States enacted significant healthcare reform laws, many of which have provisions that take effect in 2014. Due to the breadth and complexity of the legislation, uncertainty regarding the effect of these laws on healthcare costs generally, and uncertainty regarding how large employers will respond to the new laws and regulations, it is difficult to predict the overall impact of these laws on our business over the coming years. Significant increases in costs due either to the new laws or general healthcare cost increases could adversely impact our financial condition or results of operations, expose us to expanded liability, adversely impact our ability to attract or retain employees, or require us to revise the ways in which we conduct business.

We face risks related to franchising or licensing laws and regulations.

We sometimes sell licenses to third parties to operate locations under our brands in exchange for the payment of a royalty by the third-party licensee. Our licensing activities and sales are subject to various state and federal laws and regulations. In particular, the U.S. Federal Trade Commission requires that we make extensive disclosure to prospective licensees but does not require registration. A number of states require registration and/or disclosure in connection with licensing offers and sales, as well as franchise relationship laws that could limit our ability to, among other things, terminate license agreements or withhold consent to the renewal or transfer of these agreements. We are also subject to certain regulations affecting our license arrangements in Europe and other international locations. Although our licensing operations have not been materially adversely affected by such existing regulations, such regulations could have a greater impact on us if we were to become more active in granting or selling new licenses to third parties. Should our operations become subject to new laws or regulations that negatively impact our ability to engage in licensing activities, our financial condition or results of operations could be adversely impacted.

We face risks related to the actions of, or failures to act by, our licensees, dealers or independent operators.

Our vehicle rental licensee and dealer locations are independently owned and operated. We also operate many of our Company-owned locations through agreements with “agency operators,” which are third-party independent contractors who receive commissions to operate such locations. Our agreements with our licensees, dealers and agency operators (“third-party operators”) generally require that they comply with all laws and regulations applicable to their businesses, including our internal policies and standards. Under these agreements, third-party operators retain control over the employment and management of all personnel at their locations. Regulators, courts or others may seek to hold us responsible for the actions of, or failures to act by third-party operators. Although we actively monitor the operations of these third-party operators, and under certain circumstances have the ability to terminate their agreements for failure to adhere to contracted operational standards, we are unlikely to detect all problems. Moreover, there are occasions when the actions of third-party operators may not be clearly distinguishable from our own. It is our policy to vigorously seek to be dismissed from any such claims involving third-party operators and to pursue indemnity for any adverse outcomes that affect our Company. Failure of third-party operators to comply with laws and regulations may expose us to liability, damages and negative publicity that may adversely impact our financial condition or results of operations.

We face risks related to our reliance on communications networks and centralized information systems.

We rely heavily on the satisfactory performance and availability of our information systems, including our reservation systems, websites and network infrastructure to attract and retain customers, accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems, and we rely on communications service providers to link our systems with the business locations these systems were designed to serve. A failure or interruption that results in the unavailability of any of our information systems, or a major disruption of communications between a system and the locations it serves, could cause a loss of reservations, interfere with our fleet management, slow rental and sales processes, create negative publicity that damages our reputation or otherwise adversely impacts our ability to manage our business effectively. We may experience temporary system interruptions for a variety of reasons, including network failures, power outages, cyber-attacks, software errors or an overwhelming number of visitors trying to access our systems during periods of strong demand. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks but they cannot fully eliminate the risk that a disruption could be experienced in any of our information systems.

We face risks related to protecting the confidential information of our customers against security breaches, including cyber-security breaches.

Third parties may have the technology or expertise to breach the security of our customer transaction data and our security measures may not prevent physical security or cyber-security breaches, which could result in substantial harm to our business, our reputation or our results of operations. We rely on encryption and/or authentication technology licensed and, at times, administered by independent third parties to secure transmission of confidential information, including credit card numbers. Our outsourcing agreements with these third-party service providers generally require that they have adequate security systems in place to protect our customer transaction data. However, advances in computer capabilities, new discoveries in the field of cryptography or other cyber-security developments could render our security systems and technology or those employed by our third-party service providers vulnerable to a breach. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and could lead to disruptions in our reservation system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’ security or information systems could damage our reputation and expose us to a risk of loss or litigation and possible liability that could adversely impact our financial condition or results of operations.

We face risks associated with our like-kind exchange program.

We utilize a like-kind exchange program whereby we replace vehicles in a manner that allows tax gains on vehicles sold in the United States to be deferred. The program has resulted in a material deferral of federal and state income taxes beginning in 2004. The benefit of deferral is dependent on reinvestment of vehicle disposition proceeds in replacement vehicles within a prescribed period of time (usually six months). An extended downsizing of our fleet could result in reduced deferrals, utilization of tax attributes and increased payment of federal and state income taxes that could require us to make material cash payments. Such a downsizing or reduction in purchases would likely occur if, and to the extent, we are unable to obtain financing when our asset-backed rental car financings mature or in connection with a significant decrease in demand for vehicle rentals. Therefore, we cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning like-kind exchange programs will remain intact in its current form.

U.S. federal and state income tax laws, legislation or regulations governing like-kind exchange and accelerated depreciation deductions and the administrative interpretations of those laws, legislation or regulations are subject to amendment at any time. We cannot predict when or if any new federal or state income tax laws, legislation, regulations or administrative interpretations will be adopted and in what manner. Any such change could eliminate certain tax deferrals that are currently available with respect to like-kind exchange or accelerated depreciation deductions, which would adversely impact our financial condition or results of operations by reducing or eliminating deferral of federal or state income taxes allowed for our U.S. vehicle rental fleet.

We face risks related to our protection of our intellectual property.

We have registered “Avis,” “Budget,” “Zipcar” and “Payless” and various related marks or designs, such as “We try harder,” and “wheels when you want them,” as trademarks in the United States and in certain other countries. At times, competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered trademarks. From time to time, we have acquired or attempted to acquire Internet domain names held by others when such names have caused consumer confusion or had the potential to cause consumer confusion.

Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

We face risks related to our reliance on former subsidiaries to fulfill their obligations under the agreements related to their disposition.

We continue to manage the administration of certain legacy items which remain following our sales and spin-offs of several significant subsidiaries, including the spin-offs of Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham Worldwide”). Realogy and Wyndham Worldwide have agreed to take responsibility or indemnify us for 62.5% and 37.5%, respectively, of certain contingent and other of our corporate liabilities including those relating to unresolved tax and legal matters as well as 100% of certain liabilities that relate to their respective businesses (the “Assumed Obligations”), including (i) all taxes imposed on us and certain of our subsidiaries and (ii) certain of our contingent and other corporate liabilities and/or those of our subsidiaries to the extent incurred prior to August 23, 2006. If either Realogy or Wyndham Worldwide were to default in its payment, when due, of any such Assumed Obligations, each non-defaulting party, including us, would be required to pay an equal portion of the defaulted amounts, and any such default may adversely impact our financial condition or results of operations. In conjunction with such indemnification, Realogy effectively controls the process for resolving disputes related to many of the Assumed Obligations. Realogy, Wyndham Worldwide and/or other separated companies are also required to indemnify us in respect of certain liabilities that relate to their respective businesses, including certain effective guarantees that result from either us or one of our subsidiaries remaining a named lessee on real estate leases pertaining to properties occupied by the separated companies as well as certain litigation that pertains to the businesses of such companies in which we are also named. Any failure by the separated companies to pay any of their assumed liabilities when due or to indemnify us when required may adversely impact our financial condition or results of operations.

RISKS RELATED TO OUR INDEBTEDNESS

We face risks related to our current and future debt obligations.

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our total debt as of December 31, 2013, was $10.7 billion, requiring us to dedicate a significant portion of our cash flows to pay interest and principal on our debt, which reduces the funds available to us for other purposes. Our business may not generate sufficient cash flow from operations to permit us to service our debt obligations and meet our other cash needs, which may force us to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue. Certain of our indebtedness contains restrictive covenants and provisions applicable to us and our subsidiaries that limit our ability to, among other things:

•	incur additional debt to fund working capital, capital expenditures, debt service requirements, execution of our business strategy or acquisitions and other purposes;

•	provide guarantees in respect of obligations of other persons;

•	pay dividends or distributions, redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	create or incur liens;

•	make distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person; and

•	respond to adverse changes in general economic, industry and competitive conditions, as well as changes in government regulation and changes to our business.

Our failure to comply with the restrictive covenants contained in the agreements or instruments that govern our debt obligations, if not waived, would cause a default under the senior credit facility and could result in a cross-default under several of our other debt agreements including our U.S. and European asset-backed debt facilities. If such a failure were to occur, certain provisions in our various debt agreements could require that we repay or accelerate debt payments to the lenders or holders of our debt and there can be no assurance that we would be able to refinance or obtain a replacement for such financing programs.

We face risks related to movements or disruptions in the credit and asset-backed securities markets.

We finance our operations through the use of asset-backed securities and other debt financing structures available through the credit market. Our total asset-backed debt as of December 31, 2013, was approximately $7.3 billion, with remaining available capacity of approximately $3.5 billion. We maintain asset-backed facilities in the United States, Canada, Australia and Europe. If the asset-backed financing market were to be disrupted for any reason, we may be unable to obtain refinancing for our operations at current levels, or at all, when our asset-backed financings mature. Likewise, any disruption of the asset-backed financing market could also increase our borrowing costs, as we seek to engage in new financings or refinance our existing asset-backed financings. In addition, we could be subject to increased collateral requirements to the extent that we request any amendment or renewal of any of our existing asset-backed financings.

We face risks related to potential increases in interest rates.

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates were to increase, whether due to an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2013, our total outstanding debt of approximately $10.7 billion included unhedged interest rate sensitive debt of approximately $1.9 billion. During our seasonal borrowing peak in 2013, outstanding unhedged interest rate sensitive debt totaled approximately $4.3 billion.

Approximately $600 million of our corporate indebtedness as of December 31, 2013, and virtually all of our $7.3 billion of debt under vehicle programs, matures within the next five years. If we are unable to refinance maturing indebtedness at interest rates that are equivalent to or lower than the interest rates on our maturing debt, our results of operations or our financial condition may be adversely affected.

RISKS RELATED TO OUR COMMON STOCK

We face risks related to the market price of our common stock.

We cannot predict the prices at which our common stock will trade. The market price of our common stock experienced substantial volatility in the past and may fluctuate widely in the future, depending upon many factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry, including our key suppliers;

•	financial estimates that we provide to the public, any changes in such estimates, or our failure to meet such estimates;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of acquisitions, dispositions, strategies, marketing affiliations, projections, fleet costs, pricing actions or other competitive actions;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	changes in investors’ and analysts’ perceptions of our industry, business or related industries;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations;

•	success or failure of competitive service offerings or technologies;

•	tax or regulatory developments in the United States or foreign countries;

•	litigation involving us; and

•	general economic conditions and conditions in the credit markets.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation, including class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our shareholders’ percentage of ownership may be diluted in the future.

Our shareholders’ percentage of ownership may be diluted in the future due to equity issuances, conversion of our convertible senior notes due 2014 or equity awards that we granted or will grant to our directors, officers and employees. In addition, we may undertake acquisitions financed in part through public or private offerings of securities, or other arrangements. If we issue equity securities or equity-linked securities, the issued securities would have a dilutive effect on the interests of the holders of our common shares. Holders of our convertible senior notes may also convert their notes into up to approximately 4 million shares of our common stock. In 2013, we granted approximately 1.2 million restricted stock units and in January 2014, we granted approximately 580,000 restricted stock units. We also expect to grant restricted stock units, stock options and/or other types of equity awards in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease agreement that expires in 2023. We own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. We also lease office space in Tulsa, Oklahoma, and Boston, Massachusetts, pursuant to leases expiring in 2022 and 2023, respectively. These locations primarily provide operational and administrative services or contact center operations. We also lease office space in Bracknell, England, Budapest, Hungary and Barcelona, Spain, pursuant to leases expiring in 2022, 2018 and 2019, respectively, for corporate offices, contact center activities and other administrative functions, respectively, in Europe. There are approximately 20 other leased office locations throughout the world used for administrative, regional sales and operations activities.

We lease or have vehicle rental concessions for our brands at locations throughout the world. Avis operates approximately 1,400 locations in North America and approximately 1,250 international locations. Of those locations, approximately 280 in North America and approximately 200 outside of North America are at airports. Budget operates at approximately 1,050 locations in North America, of which approximately 220 are at airports. Budget also operates at approximately 600 international locations, of which approximately 150 are at airports. Payless also operates at approximately 15 locations in North America, all of which are at or near airports. We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings related to wage and hour and employee classification claims that involve allegations that we violated the Fair Labor Standards Act and various other state labor laws by misclassifying certain management employees as exempt from receiving overtime compensation. The relief sought in these cases varies but most cases typically seek to recover payment for alleged unpaid overtime compensation and attorneys’ fees and costs. These matters are at various stages in the litigation process and we intend to vigorously defend against these suits.

In January 2013, six putative class actions were filed in the Delaware Chancery Court and two putative class actions were filed in Massachusetts state court arising out of the acquisition of Zipcar by the Company. The complaints all generally alleged that Zipcar’s board of directors breached its fiduciary duties of care and loyalty by failing to take steps to maximize the value of Zipcar for its public shareholders and that the Company aided and abetted the breaches of fiduciary duties by Zipcar’s board of directors. The parties executed a stipulation of settlement in October 2013, which the Delaware Chancery Court reviewed and approved in February 2014, and which resulted in this matter being fully dismissed.

Additionally, we are involved in other claims, legal proceedings and governmental inquiries related, among other things, to our vehicle rental and car sharing operations, including, among others, business practice disputes, contract and licensee disputes, employment and wage-and-hour claims, competition matters, insurance claims, intellectual property claims and other regulatory, environmental, commercial and tax matters. The Company believes that it has adequately accrued for such matters as appropriate. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could adversely impact the Company’s financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON STOCK

Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CAR.” The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for 2013 and 2012. At January 31, 2014, the number of stockholders of record was approximately 4,226.

	High	Low
2013
First Quarter	$28.47	$20.32
Second Quarter	34.21	25.74
Third Quarter	33.30	26.57
Fourth Quarter	40.72	27.77

	High	Low
2012
First Quarter	$15.52	$10.59
Second Quarter	16.97	11.93
Third Quarter	17.90	12.85
Fourth Quarter	20.49	15.32
DIVIDEND POLICY

We neither declared nor paid any cash dividend on our common stock in 2013 and 2012, and we do not anticipate paying dividends on our common stock for the foreseeable future. Our ability to pay dividends to holders of our common stock is limited by the Company’s senior credit facility, the indentures governing our senior notes and our vehicle financing programs, insofar as we may seek to pay dividends out of funds made available to the Company by its subsidiaries that are governed by such senior credit facility. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information about shares of our common stock that may be issued upon the exercise of options and restricted stock units under all of our existing equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (b)
Equity compensation plans approved by security holders	4,734,867	$2.82	6,023,674
Equity compensation plans not approved by security holders	—	—	—
Total	4,734,867	$2.82	6,023,674
__________

(a)
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

(b)
Represents 3,546,821 shares available for issuance under the Amended and Restated 2007 Equity and Incentive Plan and 2,476,853 shares available for issuance pursuant to the 2009 Employee Stock Purchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following is a summary of the Company’s common stock repurchases by month for the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2013	—	$—	—	$175,342,769
November 1-30, 2013	359,942	33.95	359,942	163,122,400
December 1-31, 2013	361,875	37.49	361,875	149,554,997
Total	721,817	$35.73	721,817	$149,554,997

In August 2013, the Company obtained Board approval to repurchase up to $200 million of its common stock. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

PERFORMANCE GRAPH

Set forth below is a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of peer group indices, the S&P MidCap 400 Index and the Dow Jones US Transportation Average Index for the period of five fiscal years commencing December 31, 2008 and ending December 31, 2013. The broad equity market indices used by the Company are the S&P MidCap 400 Index, which measures the performance of mid-sized companies, and the Dow Jones US Transportation Average Index, which measures the performance of transportation companies. The graph and table depict the result of an investment on December 31, 2008 of $100 in the Company’s common stock, the S&P MidCap 400 Index and the Dow Jones US Transportation Average Index, including investment of dividends.

	As of December 31,
	2008	2009	2010	2011	2012	2013
Avis Budget Group	$100.00	$1,874.29	$2,178.57	$1,531.43	$2,831.43	$5,774.29
S&P MidCap 400 Index	$100.00	$137.38	$173.98	$170.96	$201.53	$269.04
Dow Jones U.S. Transportation Average Index	$100.00	$118.58	$150.29	$150.30	$161.64	$228.52

ITEM 6. SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2013	2012	2011	2010	2009
		(In millions, except per share data)
Results of Operations
Net revenues	$7,937	$7,357	$5,900	$5,185	$5,131

Net income (loss)	$16	$290	$(29)	$54	$(47)

Adjusted EBITDA (a) (b)	$708	$802	$605	$398	$205

Earnings (loss) Per Share
Basic	$0.15	$2.72	$(0.28)	$0.53	$(0.46)
Diluted	0.15	2.42	(0.28)	0.49	(0.46)

Financial Position
Total assets	$16,284	$15,218	$12,938	$10,327	$10,093
Assets under vehicle programs	10,452	10,099	9,090	6,865	6,522
Corporate debt	3,394	2,905	3,205	2,502	2,131
Debt under vehicle programs (c)	7,337	6,806	5,564	4,515	4,374
Stockholders’ equity	771	757	412	410	222
__________

(a)
The following table reconciles Adjusted EBITDA to Net income (loss) within our Selected Financial Data, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, early extinguishment of debt, non-vehicle related interest, transaction-related costs and income taxes. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Adjusted EBITDA	$708	$802	$605	$398	$205
Less: Non-vehicle related depreciation and amortization	152	125	95	90	96
Interest expense related to corporate debt, net	228	268	219	170	153
Early extinguishment of debt	147	75	—	52	—
Transaction-related costs	51	34	255	14	—
Impairment	33	—	—	—	33
Income (loss) before income taxes	97	300	36	72	(77)
Provision for (benefit from) income taxes	81	10	65	18	(30)
Net income (loss)	$16	$290	$(29)	$54	$(47)
__________

(b)	Adjusted EBITDA includes restructuring costs of $61 million, $38 million, $5 million, $11 million and $20 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(c)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”). See Note 14 to our Consolidated Financial Statements.
In presenting the financial data above in conformity with GAAP, we are required to make estimates and assumptions that affect the amounts reported. See “Critical Accounting Policies” under Item 7 of this Annual Report for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.
TRANSACTION RELATED-COSTS, RESTRUCTURING AND OTHER ITEMS
During 2013, 2012, 2011 and 2010, we recorded $51 million, $34 million, $255 million and $14 million, respectively, of transaction-related costs, primarily related to our acquisition of Avis Europe and Zipcar, the integration of acquired businesses with our operations and expenses related to our previous efforts to acquire Dollar Thrifty Automotive Group, Inc. (“Dollar Thrifty”). In 2013, these costs were primarily related to the acquisition of Zipcar and the integration of acquired businesses. During 2012, these costs were primarily related to the integration of Avis Europe’s operations with the Company’s. In 2011, these costs included (i) a $117 million non-cash charge related to the unfavorable license rights reacquired by the Company through the acquisition of Avis Europe, which provided Avis Europe with royalty-free license rights within certain territories, (ii) $89 million of expenses related to due-diligence, advisory and other costs, and (iii) $49 million for losses on foreign-currency transactions related to the Avis Europe purchase price. In 2010, these costs related to due-diligence and other cost for our previous efforts to acquire Dollar Thrifty. See Notes 2 and 5 to our Consolidated Financial Statements.
In 2012, we implemented a restructuring initiative related to our Truck Rental segment, and in 2011, we implemented a restructuring initiative subsequent to the acquisition of Avis Europe. In 2010 and 2009, we implemented cost-reduction and efficiency improvement plans to reduce costs, enhance organizational efficiency and consolidate and rationalize existing processes and facilities. We recorded expenses related to these and other restructuring initiatives of $61 million in 2013, $38 million in 2012, $5 million in 2011, $11 million in 2010, and $20 million in 2009. See Note 4 to our Consolidated Financial Statements.
In 2013, 2012 and 2010, we recorded $147 million, $75 million, and $52 million, respectively, of expense related to the early extinguishment of corporate debt.
In 2013, we recorded a charge of $33 million ($33 million, net of tax) for the impairment of our equity-method investment in our Brazilian licensee. In 2009, we recorded a $33 million ($20 million, net of tax) non-cash charge for the impairment of investments, to reflect the other-than-temporary decline of the investments’ fair value below their carrying value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

OVERVIEW
OUR COMPANY
We operate three of the most recognized brands in the global vehicle rental and car sharing industry, Avis, Budget and Zipcar. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve, with a fleet of more than 500,000 vehicles. We also license the use of the Avis and Budget trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate the Avis, Budget and/or Zipcar brands in approximately 175 countries throughout the world.
OUR SEGMENTS
We categorize our operations into three reportable business segments: North America, International, and Truck Rental, as discussed in Part I of this Form 10-K.
BUSINESS AND TRENDS
Our revenues are derived principally from car and truck rentals in our Company-owned operations and include:

•	time and mileage (“T&M”) fees charged to our customers for vehicle rentals;

•
payments from our customers with respect to certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as concession fees, which we pay in exchange for the right to operate at airports and other locations;

•	sales of loss damage waivers and insurance and rentals of navigation units and other items in conjunction with vehicle rentals; and

•	royalty revenue from our licensees in conjunction with their vehicle rental transactions.

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
We continue to operate in an uncertain economic environment, which impacted our business in 2013 and will continue to do so. Nonetheless, we anticipate that worldwide demand for vehicle rental and car sharing services will increase in 2014, most likely against a backdrop of modest economic growth in most of the geographic markets in which we operate directly. We also expect that our access to new fleet vehicles will be adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand. We experienced declines in realized pricing from 2009 to 2012, and we took actions in 2013 that helped achieve a modest increase in realized pricing. We will look to pursue opportunities for further pricing increases in 2014 in order to maintain our returns on invested capital and to enhance our profitability.

Our objective in 2014 is to focus on growing our business profitably, strengthening our position as a leading global provider of vehicle rental services, continuing to enhance the quality of vehicle rental services that we provide to customers, and maintaining and enhancing efficiencies achieved through process improvement and other actions. We operate in a highly competitive industry and we expect to continue to face challenges and risks. We seek to mitigate our exposure to risks in numerous ways, including delivering upon the core strategic initiatives described above and through continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet and our operations, and adjustments in the size, nature and terms of our relationships with vehicle manufacturers.
2013 HIGHLIGHTS
In 2013, we achieved record transaction volumes and revenues and had the second-highest Adjusted EBITDA in our history:

•
Our net revenues increased 8% year-over-year to $7.9 billion in 2013, primarily due to a 3% increase in Avis and Budget rental days, as well as the acquisitions of Zipcar and Payless Car Rental (“Payless”).

•	Pricing (our average T&M revenue per rental day) increased 1% in North America, excluding Zipcar and Payless, driven by a 3% increase in leisure pricing.

•	Adjusted EBITDA totaled $708 million in 2013, which represents a 12% decline from $802 million in 2012 primarily due to higher fleet costs in North America.

•	We completed the acquisition of Zipcar, the world’s leading car sharing network, in March 2013.

•
We repurchased $62 million principal amount of our outstanding 3½% Convertible Senior Notes due 2014 and $50 million of our common stock, reducing our diluted shares outstanding by approximately 5.4 million shares.

•	We completed the acquisition of Payless, the sixth largest car rental company in North America, in July 2013.

•	We acquired a 50% ownership stake in our Brazilian licensee for Avis and Budget in August 2013.

•	Our share price increased 104% to $40.42.

RESULTS OF OPERATIONS
We measure performance using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers. We also measure our ancillary revenues (rental-transaction revenue other than T&M revenue), such as from the sale of collision and loss damage waivers, insurance products, fuel service options and portable GPS navigation unit rentals. Our vehicle rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology, while conservative, provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and

“Adjusted EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, early extinguishment of debt, non-vehicle related interest, transaction-related costs and income taxes. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
Year Ended December 31, 2013 vs. Year Ended December 31, 2012

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2013	2012	Change	% Change
Revenues
Vehicle rental	$5,707	$5,297	$410	8%
Other	2,230	2,060	170	8%
Net revenues	7,937	7,357	580	8%

Expenses
Operating	4,074	3,824	250	7%
Vehicle depreciation and lease charges, net	1,811	1,471	340	23%
Selling, general and administrative	1,019	925	94	10%
Vehicle interest, net	264	297	(33)	(11%)
Non-vehicle related depreciation and amortization	152	125	27	22%
Interest expense related to corporate debt, net:
Interest expense	228	268	(40)	(15%)
Early extinguishment of debt	147	75	72	96%
Restructuring expense	61	38	23	61%
Transaction-related costs	51	34	17	50%
Impairment	33	—	33	*
Total expenses	7,840	7,057	783	11%

Income before income taxes	97	300	(203)	(68%)
Provision for income taxes	81	10	71	*

Net income	$16	$290	$(274)	(94%)
__________

*	Not meaningful.

During 2013, our net revenues increased principally as a result of a 3% increase in total rental days (excluding acquisitions), $246 million of revenue from Zipcar and $44 million of revenue from Payless. Movements in currency exchange rates had virtually no effect on revenues in 2013 compared to 2012.

Total expenses increased as a result of higher vehicle depreciation and lease charges resulting from a 2% increase in our car rental fleet and a 17% increase in our per-unit fleet costs (excluding acquisitions); an increase in operating expenses as a result of the acquisition of Zipcar, increased volumes and inflationary pressures on costs; an increase in selling, general and administrative costs, driven by the acquisition of Zipcar and increased marketing commissions; and an increase in debt extinguishment costs in connection with the retirement of a portion of our outstanding corporate debt. Our expenses were not materially impacted by currency exchange rates. As a result of these items, and a $71 million increase in our provision for income taxes, our net income decreased $274 million. Our effective tax rates were a provision of 84% and 3% in 2013 and 2012, respectively, principally due to the non-deductibility of a portion of our debt extinguishment costs and the treatment of impairment costs in 2013 and the effective settlement of a $128 million unrecognized tax benefit in 2012.

In the year ended December 31, 2013:

•	Operating expenses decreased to 51.3% of revenue from 52.0% in the prior year, driven by cost-reduction efforts.

•	Vehicle depreciation and lease charges increased to 22.8% of revenue from 20.0% in 2012, principally due to higher per-unit fleet costs amid an anticipated normalization of used-car residual values.

•	Selling, general and administrative costs increased to 12.8% of revenue from 12.6% in 2012.

•	Vehicle interest costs declined to 3.3% of revenue compared to 4.0% in the prior year, principally due to lower borrowing rates.
Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2013	2012	% Change	2013	2012	% Change
North America	$5,083	$4,640	10%	$500	$556	(10%)
International	2,481	2,342	6%	240	234	3%
Truck Rental	373	374	0%	15	33	(55%)
Corporate and Other (a)	—	1	*	(47)	(21)	*
Total Company	$7,937	$7,357	8%	708	802	(12%)

Less:	Non-vehicle related depreciation and amortization			152	125
Interest expense related to corporate debt, net:
	Interest expense			228	268
	Early extinguishment of debt			147	75
Transaction-related costs (b)				51	34
Impairment (c)				33	—
Income before income taxes				$97	$300
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead and the elimination of transactions between reportable segments.

(b)
For 2013, primarily represents costs related to the integration of acquired businesses and our acquisition of Zipcar and, for 2012, primarily represents costs related to the integration of the operations of Avis Europe.

(c)	We recorded a charge of $33 million for the impairment of our equity-method investment in our Brazilian licensee.
North America

	2013	2012	% Change
Revenue	$5,083	$4,640	10%
Adjusted EBITDA	500	556	(10%)
Revenues increased 10% in 2013 compared with 2012, primarily due to the acquisitions of Zipcar and Payless and 3% growth in rental volumes and a 1% increase in pricing (excluding acquisitions).

Adjusted EBITDA decreased 10% in 2013 compared with 2012 due to higher fleet costs, partially offset by lower vehicle interest expense, as our borrowing rates declined year-over-year.

Zipcar and Payless contributed $246 million and $44 million to revenues and $25 million and an insignificant amount to Adjusted EBITDA, respectively, in 2013.

In the year ended December 31, 2013:

•	Operating expenses were 49.4% of revenue, a decrease from 50.4% in the prior year, primarily due to higher pricing and our continued cost-reduction efforts.

•	Vehicle depreciation and lease charges increased to 24.8% of revenue from 20.3% in 2012, due to 25% higher per-unit fleet costs, excluding acquisitions.

•	Selling, general and administrative costs decreased to 11.8% of revenue from 12.0% in the prior year.

•	Vehicle interest costs declined to 4.0% of revenue compared to 5.3% in the prior year, principally due to lower borrowing rates.
International

	2013	2012	% Change
Revenue	$2,481	$2,342	6%
Adjusted EBITDA	240	234	3%
Revenues increased 6% during 2013 compared with 2012, primarily due to a 4% increase in rental days and a 10% increase in ancillary revenues (excluding Apex Car Rentals (“Apex”)), the October 2012 acquisition of Apex, and a $14 million increase related to currency exchange rates, partially offset by a 2% decrease in pricing (excluding Apex).

Adjusted EBITDA increased 3% in 2013 compared with 2012. Apex contributed $42 million to revenue and $9 million to Adjusted EBITDA in 2013, compared to $8 million of revenue and $2 million of Adjusted EBITDA in fourth quarter 2012.

In the year ended December 31, 2013:

•	Operating expenses, at 52.9% of revenue, remained level compared to the prior year.

•	Vehicle depreciation and lease costs decreased to 20.2% of revenue from 20.6% in the prior year, principally due to an increase in fleet utilization.

•	Selling, general and administrative costs increased to 13.9% of revenue from 13.3% in the prior-year, primarily due to increased marketing commissions.

•	Vehicle interest costs increased to 1.9% of revenue compared to 1.6% in the prior year, due to lower cash balances in 2013.
Truck Rental

	2013	2012	% Change
Revenue	$373	$374	0%
Adjusted EBITDA	15	33	(55%)
Revenues decreased $1 million as the effects on volume of having an 8% smaller fleet were largely offset by a 7% increase in pricing.

Adjusted EBITDA decreased principally as a result of approximately $21 million of restructuring expenses we incurred in 2013 as we reposition this business.

Corporate and Other

	2013	2012	% Change
Revenue	$—	$1	*
Adjusted EBITDA	(47)	(21)	*
__________

*	Not meaningful

Revenue and Adjusted EBITDA decreased $1 million and $26 million, respectively, in 2013 compared with 2012. Adjusted EBITDA decreased in 2013 primarily due to greater selling, general and administrative expenses which are not attributable to a particular segment.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2012	2011	Change	% Change
Revenues
Vehicle rental	$5,297	$4,338	$959	22%
Other	2,060	1,562	498	32%
Net revenues	7,357	5,900	1,457	25%

Expenses
Operating	3,824	3,025	799	26%
Vehicle depreciation and lease charges, net	1,471	1,223	248	20%
Selling, general and administrative	925	756	169	22%
Vehicle interest, net	297	286	11	4%
Non-vehicle related depreciation and amortization	125	95	30	32%
Interest expense related to corporate debt, net:
Interest expense	268	219	49	22%
Early extinguishment of debt	75	—	75	*
Restructuring expense	38	5	33	*
Transaction-related costs	34	255	(221)	(87%)
Total expenses	7,057	5,864	1,193	20%

Income before income taxes	300	36	264	*
Provision for income taxes	10	65	(55)	(85%)

Net income (loss)	$290	$(29)	$319	*
__________

*	Not meaningful.

During 2012, our net revenues increased principally due to the acquisition of Avis Europe in fourth quarter 2011 and 6% increases in total rental days and ancillary revenues (excluding Avis Europe). Movements in currency exchange rates had virtually no effect on revenues.

Total expenses increased as a result of including the results of Avis Europe for the full year; an increase in debt extinguishment costs in connection with the retirement of a portion of our outstanding corporate debt; and an increase in restructuring expenses. These increases were partially offset by a decrease in transaction-related costs, which for 2012 related primarily to the integration of the operations of Avis Europe and which for 2011 related to costs associated with the acquisition of Avis Europe and our previous efforts to acquire Dollar Thrifty. Our expenses were not materially impacted by currency exchange rates. As a result of these items, and a $55 million decrease in our provision for income taxes, our net income increased $319 million. Our effective tax rates were a provision of 3% and 181% for 2012 and 2011, respectively, which reflected the settlement of a $128 million unrecognized tax benefit in 2012 and the non-deductibility of many of the transaction-related costs related to the acquisition of Avis Europe in 2011.

In the year ended December 31, 2012:

•	Operating expenses were 52.0% of revenue, versus 51.3% in the prior year, primarily due to the acquisition of Avis Europe.

•
Vehicle depreciation and lease costs declined to 20.0% of revenue in 2012, from 20.7% in 2011, primarily due to lower per-unit fleet costs in North America amid robust used-car residual values in the first half of the year, partially offset by the acquisition of Avis Europe.

•	Selling, general and administrative costs decreased to 12.6% of revenue, versus 12.8% in 2011, as a result of our cost-reduction initiatives.

•	Vehicle interest costs declined to 4.0% of revenue, compared to 4.8% in the prior-year period, principally due to lower borrowing rates.
Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2012	2011	% Change	2012	2011	% Change
North America	$4,640	$4,495	3%	$556	$442	26%
International	2,342	1,028	128%	234	127	84%
Truck Rental	374	376	(1%)	33	49	(33%)
Corporate and Other (a)	1	1	*	(21)	(13)	*
Total Company	$7,357	$5,900	25%	802	605	33%

Less:	Non-vehicle related depreciation and amortization			125	95
Interest expense related to corporate debt, net:
	Interest expense			268	219
	Early extinguishment of debt			75	—
Transaction-related costs (b)				34	255
Income before income taxes				$300	$36
__________

*	Not meaningful

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

(b)
For 2012, primarily represents costs related to the integration of the operations of Avis Europe and, for 2011, primarily represents costs related to our acquisition of Avis Europe and our previous efforts to acquire Dollar Thrifty.

North America

	2012	2011	% Change
Revenue	$4,640	$4,495	3%
Adjusted EBITDA	556	442	26%
Revenues increased 3% during 2012 compared with 2011, primarily due to a 5% increase in rental days, partially offset by a 2% decrease in pricing.

Adjusted EBITDA increased 26% during 2012 compared with 2011, primarily due to the increase in revenue and an 8% decline in per-unit fleet costs.

In the year ended December 31, 2012:

•	Operating expenses decreased to 50.4% of revenue versus 50.6% in the prior year, highlighting our cost-reduction efforts in an environment where our T&M revenue per day declined.

•
Vehicle depreciation and lease costs declined to 20.3% of revenue in 2012 from 21.5% in the prior year, primarily due to lower per-unit fleet costs amid strong used-car residual values during the first half of 2012.

•	Selling, general and administrative costs decreased to 12.0% of revenue, compared to 12.1% of revenue for 2011.

•	Vehicle interest expense decreased to 5.3% of revenue versus 5.9% in the prior year, principally due to lower borrowing rates.

International

	2012	2011	% Change
Revenue	$2,342	$1,028	128%
Adjusted EBITDA	234	127	84%

Revenues increased in 2012 compared with 2011, primarily due to the acquisition of Avis Europe during fourth quarter 2011 and a 7% increase in rental days (excluding Avis Europe).

Adjusted EBITDA increased 84% in 2012 compared with 2011, principally due to the acquisition of Avis Europe.

Avis Europe contributed approximately $1.6 billion to revenue and $103 million to Adjusted EBITDA during 2012, compared with $359 million of revenue and no effect on Adjusted EBITDA in fourth quarter 2011.

In the year ended December 31, 2012:

•
Operating expenses were 52.9% of revenue, an increase from 50.1% in the prior-year, primarily due to the acquisition of Avis Europe, partially offset by an increase in ancillary revenues (excluding Avis Europe).

•	Vehicle depreciation and lease costs increased to 20.6% of revenue from 20.4% in 2012, primarily due to the acquisition of Avis Europe.

•	Selling, general and administrative costs decreased to 13.3% of revenue from 15.7% in the prior year, primarily due to the acquisition of Avis Europe.

•	Vehicle interest costs increased to 1.6% of revenue compared to 1.1% in 2012, primarily due to the acquisition of Avis Europe.
Truck Rental

	2012	2011	% Change
Revenue	$374	$376	(1%)
Adjusted EBITDA	33	49	(33%)

Revenues decreased 1% during 2012 compared with 2011, primarily due to a 2% decrease in rental days, partially offset by a 1% increase in pricing.

Adjusted EBITDA decreased in 2012 compared with 2011, primarily due to decreased revenues, an $8 million increase in vehicle maintenance costs and inflationary price increases.
Corporate and Other

	2012	2011	% Change
Revenue	$1	$1	*
Adjusted EBITDA	(21)	(13)	*
__________

*	Not meaningful

Revenue was unchanged and Adjusted EBITDA decreased $8 million in 2012 compared with 2011. Adjusted EBITDA decreased primarily due to increases in selling, general and administrative expenses primarily related to the significant growth and increased complexity of our business.

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
FINANCIAL CONDITION

	As of December 31,
	2013	2012	Change
Total assets exclusive of assets under vehicle programs	$5,832	$5,119	$713
Total liabilities exclusive of liabilities under vehicle programs	5,720	5,197	523
Assets under vehicle programs	10,452	10,099	353
Liabilities under vehicle programs	9,793	9,264	529
Stockholders’ equity	771	757	14
Total assets exclusive of assets under vehicle programs increased primarily due to the acquisitions of Zipcar and Payless and an increase in cash and cash equivalents (see Note 5 to our Consolidated Financial Statements and “Liquidity and Capital Resources—Cash Flows”).
Total liabilities exclusive of liabilities under vehicle programs increased primarily due to an increase in corporate debt to finance the acquisition of Zipcar (see “Liquidity and Capital Resources—Debt and Financing Arrangements”).
Assets under vehicle programs increased primarily due to an increase in the size of our vehicle rental fleet to accommodate increased rental demand, inflationary increases in the average book value of our rental cars and the acquisitions of Zipcar and Payless.
Liabilities under vehicle programs increased principally as a result of additional borrowings to support the increase in our vehicle rental fleet and the acquisitions of Zipcar and Payless. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.
The increase in stockholders’ equity is primarily due to our net income for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During 2013, we completed several corporate financing transactions, primarily to repay existing debt. In particular, we:

•	issued $500 million of 5½% Senior Notes due 2023;

•	amended and borrowed an incremental $300 million under the Floating Rate Term Loan due 2019;

•	issued €250 million (approximately $325 million, at issuance) of 6% Euro-denominated Senior Notes due 2021;

•	issued $250 million of Floating Rate Senior Notes due 2017; and

•	amended our senior revolving credit facility to extend its maturity to 2018, expand its borrowing capacity to $1.65 billion, and reduce its borrowing spread by 75 basis points;

and used proceeds from these borrowings, as well as cash generated from our operations, to:

•	fund our acquisitions of Zipcar and Payless;

•	retire the entire $450 million principal amount outstanding of our 9⅝% Senior Notes due 2018;

•	repay the entire $250 million principal amount outstanding of our Floating Rate Senior Notes due 2014;

•	repurchase $62 million of our 3½% Convertible Notes due 2014;

•	repay all $49 million of our Floating Rate Term Loan due 2016;

•	repay $39 million of our 8¼% Senior Notes due 2019;

•	repay approximately $27 million principal amount outstanding of our 9¾% Senior Notes due 2020; and

•	repurchase approximately 1.6 million shares of our outstanding common stock.

During 2013, we also increased our borrowings under vehicle programs to fund the seasonal increase in our rental fleet and completed a three-year, €500 million (approximately $687 million) European securitization program, which matures in 2016 and will be used to finance fleet purchases for a portion of our European operations.
Cash Flows
Year Ended December 31, 2013 vs. Year Ended December 31, 2012
The following table summarizes our cash flows:

	Year Ended December 31,
	2013	2012	Change
Cash provided by (used in):
Operating activities	$2,253	$1,889	$364
Investing activities	(2,234)	(2,073)	(161)
Financing activities	76	250	(174)
Effects of exchange rate changes	(8)	6	(14)
Net change in cash and cash equivalents	87	72	15
Cash and cash equivalents, beginning of period	606	534	72
Cash and cash equivalents, end of period	$693	$606	$87
The increase in cash provided by operating activities during 2013 compared to 2012 is principally due to increased revenues and our continued cost reduction efforts.
The increase in cash used in investing activities during 2013 compared with 2012 is primarily due to the acquisitions of Zipcar and Payless, partially offset by an increase in proceeds from the sale of vehicles and a decrease in our investment in vehicles.
The decrease in cash provided by financing activities in 2013 compared with 2012, primarily reflects an increase in net payments on vehicle borrowings in 2013, partially offset by an increase in net proceeds from corporate borrowings to fund the acquisition of Zipcar.
We anticipate that our non-vehicle capital expenditures will be approximately $190 million in 2014. As of December 31, 2013, we had approximately $150 million of authorized share repurchase capacity, and we currently anticipate that we will utilize substantially all such capacity to repurchase common stock in 2014.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011
The following table summarizes our cash flows:

	Year Ended December 31,
	2012	2011	Change
Cash provided by (used in):
Operating activities	$1,889	$1,578	$311
Investing activities	(2,073)	(2,373)	300
Financing activities	250	424	(174)
Effects of exchange rate changes	6	(6)	12
Net change in cash and cash equivalents	72	(377)	449
Cash and cash equivalents, beginning of period	534	911	(377)
Cash and cash equivalents, end of period	$606	$534	$72
During 2012, we generated more cash from operating activities compared with 2011, primarily due to improved operating results.
The decrease in cash used in investing activities in 2012 compared with 2011 primarily reflects a decrease in acquisitions, as Avis Europe was purchased in 2011, partially offset by an increase in net purchases of vehicles as a result of the inclusion of Avis Europe in our results for the full year in 2012 compared with only three months in 2011.
The decrease in cash provided by financing activities in 2012 compared with 2011 principally reflects an $180 million increase in the net payments on corporate borrowings and related activity.
Debt and Financing Arrangements
At December 31, 2013, we had approximately $10.7 billion of indebtedness (including corporate indebtedness of approximately $3.4 billion and debt under vehicle programs of approximately $7.3 billion). We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.
Corporate indebtedness consisted of:

		As of December 31,
	Maturity Date	2013	2012	Change
Floating Rate Senior Notes	May 2014	$—	$250	$(250)
3½% Convertible Notes (a)	October 2014	66	128	(62)
Floating Rate Term Loan (b)	May 2016	—	49	(49)
4⅞% Senior Notes	November 2017	300	300	—
Floating Rate Senior Notes (c)	December 2017	247	—	247
9⅝% Senior Notes	March 2018	—	446	(446)
8¼% Senior Notes	January 2019	691	730	(39)
Floating Rate Term Loan (b) (d)	March 2019	989	689	300
9¾% Senior Notes	March 2020	223	250	(27)
6% Euro-denominated Senior Notes	March 2021	344	—	344
5½% Senior Notes	April 2023	500	—	500
		3,360	2,842	518
Other		34	63	(29)
Total		$3,394	$2,905	$489
__________

(a)	The 3½% Convertible Notes due 2014 are convertible by the holders into approximately 4 million shares of our common stock as of December 31, 2013.

(b)
The Floating Rate Term Loans are part of our senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(c)
As of December 31, 2013, the Floating Rate Senior Notes due 2017 bear interest at the three-month LIBOR, plus 275 basis points, for an aggregate rate of 3.00%. We have entered into a swap to hedge our interest rate exposure related to these notes at an aggregate rate of 3.58%.

(d)
As of December 31, 2013, the Floating Rate Term Loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. We have entered into a swap to hedge $600 million of our interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding:

	As of December 31,
	2013	2012	Change
North America – Debt due to Avis Budget Rental Car Funding (a)	$5,656	$5,203	$453
North America – Canadian borrowings	400	353	47
International – Debt borrowings	731	679	52
International – Capital leases	289	315	(26)
Truck Rental – Debt borrowings (b)	226	253	(27)
Other (c)	35	3	32
Total	$7,337	$6,806	$531
__________

(a)	The increase reflects additional borrowings principally to fund an increase in our fleet driven by increased rental volume and the acquisitions of Zipcar and Payless.

(b)	The decrease reflects reduced borrowings due to a decrease in the size of our truck fleet.

(c)	The increase is principally related to Zipcar capital leases.
The following table provides the contractual maturities for our corporate debt and our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2013:

	Corporate Debt	Debt Under Vehicle Programs
Due in 2014	$89	$1,264
Due in 2015	17	1,534
Due in 2016	16	1,618
Due in 2017	561	998
Due in 2018	11	1,532
Thereafter	2,700	391
	$3,394	$7,337
At December 31, 2013, we had approximately $4.6 billion of available funding under our various financing arrangements (comprised of $1.1 billion of availability under our committed credit facilities and approximately $3.5 billion available for use in our vehicle programs). As of December 31, 2013, the committed non-vehicle-backed credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,650	$—	$598	$1,052
Other credit facilities (b)	13	1	—	12
__________

(a)
The senior revolving credit facility bears interest of one-month LIBOR, plus 225 basis points. The senior revolving credit facility is part of our senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of our intellectual property and certain other real and personal property.

(b)	These credit facilities encompass bank overdraft lines of credit, bearing interest of 4.50% to 5.69% as of December 31, 2013.

At December 31, 2013, the Company had various other uncommitted credit facilities available, which bear interest at rates of 0.52% to 2.50%, under which it had drawn approximately $4 million.
The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2013:

	Total Capacity(a)	Outstanding Borrowings	Available Capacity
North America – Debt due to Avis Budget Rental Car Funding (b)	$8,031	$5,656	$2,375
North America – Canadian borrowings (c)	753	400	353
International – Debt borrowings (d)	1,408	731	677
International – Capital Leases (e)	404	289	115
Truck Rental – Debt borrowings (f)	233	226	7
Other (g)	35	35	—
Total	$10,864	$7,337	$3,527
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $7.3 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $549 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by $1.3 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $306 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $338 million of underlying vehicles and related assets.

(g)	The outstanding debt is collateralized by $28 million of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2013, can be found in Notes 13 and 14 to our Consolidated Financial Statements.

LIQUIDITY RISK
Our primary liquidity needs include the payment of operating expenses, servicing of corporate and vehicle-related debt and procurement of rental vehicles to be used in our operations. The present intention of management is to reinvest the undistributed earnings of the Company’s foreign subsidiaries indefinitely into its foreign operations. We do not anticipate the need to repatriate foreign earnings to the United States to service corporate debt or for other U.S. needs. Our primary sources of funding are operating revenue, cash received upon the sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our senior revolving credit facility, and other financing activities.
As discussed above, as of December 31, 2013, we have cash and cash equivalents of $693 million, available borrowing capacity under our committed credit facilities of $1.1 billion, and available capacity under our vehicle programs of approximately $3.5 billion.
Our liquidity position could be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets, generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Fiat, Mercedes, Kia, BMW, Toyota, and Renault, being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market and (v) the effect of Realogy or Wyndham being unable or unwilling to honor its obligations under the agreements governing their disposition (see Item 1A. Risk Factors for further discussion).
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings including a maximum leverage ratio. As of December 31, 2013, we were in compliance with the financial covenants in our senior credit facility.

CONTRACTUAL OBLIGATIONS
The following table summarizes our principal future contractual obligations as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
Corporate debt	$89	$17	$16	$561	$11	$2,700	$3,394
Debt under vehicle programs	1,264	1,534	1,618	998	1,532	391	7,337
Debt interest	403	347	288	236	184	196	1,654
Operating leases (a)	561	368	288	215	162	719	2,313
Commitments to purchase vehicles (b)	6,420	—	—	—	—	—	6,420
Defined benefit pension plan contributions (c)	20	—	—	—	—	—	20
Other purchase commitments (d)	90	30	18	12	10	—	160
Contingent consideration (e)	—	12	—	—	—	—	12
Total (f)	$8,847	$2,308	$2,228	$2,022	$1,899	$4,006	$21,310
 __________

(a)	Operating lease obligations are presented net of sublease rentals to be received (see Note 15 to our Consolidated Financial Statements) and include commitments to enter into operating leases.

(b)
Represents commitments to purchase vehicles, the majority of which are from Ford Motor Company, General Motors Company and Chrysler Group LLC. These commitments are generally subject to the vehicle manufacturers satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is generally financed through financings under vehicle programs in addition to cash received upon the sale of vehicles, many of which were purchased under repurchase and guaranteed depreciation programs (see Note 15 to our Consolidated Financial Statements).

(c)
Represents the expected contributions to our defined benefit pension plans in 2014. The amount of future contributions to our defined benefit pension plans will depend on the rates of return generated from plan assets and other factors (see Note 18 to our Consolidated Financial Statements) and are not included above.

(d)	Primarily represents commitments under service contracts for information technology and telecommunications and marketing agreements with travel service companies.

(e)	Represents contingent consideration related to the acquisition of Apex in October 2012.

(f)
Excludes income tax uncertainties of $44 million, $15 million of which is subject to indemnification by Realogy and Wyndham. We are unable to estimate the period in which these income tax uncertainties are expected to be settled.

For more information regarding guarantees and indemnifications, see Note 15 to our Consolidated Financial Statements.
ACCOUNTING POLICIES
Critical Accounting Policies
In presenting our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events and/or events that are outside of our control. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.
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
Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2013, 2012 and 2011, there was no impairment of goodwill or other intangible assets. In the future, failure to achieve our business plans, a significant deterioration of the macroeconomic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets (such as the discount rate) could result in significantly different estimates of fair value that could trigger an impairment of the goodwill or intangible assets of our reporting units.
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
Vehicles. We present vehicles at cost, net of accumulated depreciation, on the Consolidated Balance Sheets. We record the initial cost of the vehicle, net of incentives and allowances from manufactures. We acquire our rental vehicles either through repurchase and guaranteed depreciation programs with certain automobile manufacturers or outside of such programs. For rental vehicles purchased under such programs, we depreciate the vehicles such that the net book value on the date of sale or return to the manufacturers is intended to equal the contractual guaranteed residual values. For risk vehicles, acquired outside of manufacturer repurchase and guaranteed depreciation programs, we depreciate based on the vehicles’ estimated residual market values and their expected dates of disposition. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the vehicle at the time of disposal, as well as expected used vehicle auction market conditions. The Company periodically evaluates estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation and lease charges, net, at the time of sale. See Note 2 to our Consolidated Financial Statements.
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
Adoption of New Accounting Pronouncements
During 2013, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”

•	ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”
On January 1, 2014, we adopted the following standard as a result of the issuance of new accounting pronouncements:

•	ASU No. 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”
For detailed information regarding these pronouncements and the impact thereof on our business, see Note 2 to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We manage our exposure to market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, particularly swap contracts, futures and options contracts, to manage and reduce the interest rate risk related to our debt; currency forward contracts to manage and reduce currency exchange rate risk; and derivative commodity instruments to manage and reduce the risk of changing unleaded gasoline prices.
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
Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses discussed below. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our borrowings and financial instruments, see Notes 13, 14 and 19 to our Consolidated Financial Statements.
Currency Risk Management
We have currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the Australian, Canadian and New Zealand dollars, the Euro and British pound sterling. We use currency forward contracts and currency swap contracts to manage exchange rate risk that arises from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Our currency forward contracts are often not designated as hedges and therefore changes in the fair value of these derivatives are recognized in earnings as they occur. We anticipate that such currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2013. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our earnings at December 31, 2013. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.

Interest Rate Risk Management
Our primary interest rate exposure at December 31, 2013 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of December 31, 2013, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of gasoline would not have a material impact on our earnings as of December 31, 2013.

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

(b)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on this assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting is effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avis Budget Group, Inc.
Parsippany, New Jersey

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 20, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 20, 2014

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the Company’s Annual Proxy Statement under the sections titled “Corporate Governance - Board of Directors,” “Corporate Governance - Functions and Meetings of the Board of Directors Governance - Codes of Conduct”, “Corporate Governance - Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference in response to this item.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Company’s Annual Proxy Statement under the section titled “Corporate Governance - Related Person Transactions” and “Corporate Governance - Functions and Meetings of the Board of Directors - Director Independence” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained in the Company’s Annual Proxy Statement under the section titled “Ratification of Appointment of Auditors” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS
See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES
See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS
See Exhibit Index commencing on page H-1 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ IZILDA P. MARTINS
Izilda P. Martins
Senior Vice President and Acting Chief Accounting Officer
Date:	February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. NELSON	Chairman of the Board, Chief Executive Officer and Director	February 20, 2014
(Ronald L. Nelson)

/s/ DAVID B. WYSHNER	Senior Executive Vice President and Chief Financial Officer	February 20, 2014
(David B. Wyshner)

/s/ IZILDA P. MARTINS	Senior Vice President and Acting Chief Accounting Officer	February 20, 2014
(Izilda P. Martins)

/s/ W. ALUN CATHCART	Director	February 20, 2014
(W. Alun Cathcart)

/s/ MARY C. CHOKSI	Director	February 20, 2014
(Mary C. Choksi)

/s/ LEONARD S. COLEMAN, JR.	Director	February 20, 2014
(Leonard S. Coleman, Jr.)

/s/ JEFFREY H. FOX	Director	February 20, 2014
(Jeffrey H. Fox)

/s/ JOHN D. HARDY, JR.	Director	February 20, 2014
(John D. Hardy, Jr.)

/s/ LYNN KROMINGA	Director	February 20, 2014
(Lynn Krominga)

/s/ EDUARDO G. MESTRE	Director	February 20, 2014
(Eduardo G. Mestre)

/s/ F. ROBERT SALERNO	Director	February 20, 2014
(F. Robert Salerno)

/s/ STENDER E. SWEENEY	Director	February 20, 2014
(Stender E. Sweeney)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avis Budget Group, Inc.
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 20, 2014

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Vehicle rental	$5,707	$5,297	$4,338
Other	2,230	2,060	1,562
Net revenues	7,937	7,357	5,900

Expenses
Operating	4,074	3,824	3,025
Vehicle depreciation and lease charges, net	1,811	1,471	1,223
Selling, general and administrative	1,019	925	756
Vehicle interest, net	264	297	286
Non-vehicle related depreciation and amortization	152	125	95
Interest expense related to corporate debt, net:
Interest expense	228	268	219
Early extinguishment of debt	147	75	—
Restructuring expense	61	38	5
Transaction-related costs	51	34	255
Impairment	33	—	—
Total expenses	7,840	7,057	5,864

Income before income taxes	97	300	36
Provision for income taxes	81	10	65

Net income (loss)	$16	$290	$(29)

Earnings (loss) per share
Basic	$0.15	$2.72	$(0.28)
Diluted	$0.15	$2.42	$(0.28)
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2013	2012	2011

Net income (loss)	$16	$290	$(29)

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $7, $0 and $0, respectively	$(27)	$34	$(23)
Available-for-sale securities:
Net unrealized gains on available-for-sale securities, net of tax of $0, $0 and $0, respectively	—	2	2
Less: realized gains on available-for-sale securities reclassified to earnings, net of tax of $0, $1 and $0, respectively	—	(2)	—
Cash flow hedges:
Net unrealized holding losses arising during period, net of tax of $1, $1 and $2, respectively	1	(1)	(4)
Less: cash flow hedges reclassified to earnings, net of tax of $0, $(9) and $(23), respectively	—	14	37
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $(19), $1 and $19, respectively	24	(23)	(31)
Less: Pension and post-retirement benefits reclassified to earnings, net of tax of $(6), $(6) and $(3), respectively	9	8	5
	7	32	(14)
Total comprehensive income (loss)	$23	$322	$(43)

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$693	$606
Receivables (net of allowance for doubtful accounts of $50 and $40)	619	553
Deferred income taxes	177	146
Other current assets	455	405
Total current assets	1,944	1,710

Property and equipment, net	614	529
Deferred income taxes	1,299	1,454
Goodwill	691	375
Other intangibles, net	923	731
Other non-current assets	361	320
Total assets exclusive of assets under vehicle programs	5,832	5,119

Assets under vehicle programs:
Program cash	116	24
Vehicles, net	9,582	9,274
Receivables from vehicle manufacturers and other	391	439
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	363	362
	10,452	10,099
Total assets	$16,284	$15,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,479	$1,421
Short-term debt and current portion of long-term debt	89	57
Total current liabilities	1,568	1,478

Long-term debt	3,305	2,848
Other non-current liabilities	847	871
Total liabilities exclusive of liabilities under vehicle programs	5,720	5,197

Liabilities under vehicle programs:
Debt	1,681	1,603
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,656	5,203
Deferred income taxes	2,177	2,163
Other	279	295
	9,793	9,264

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 137,081,056 and 137,081,056 shares	1	1
Additional paid-in capital	7,893	8,211
Accumulated deficit	(2,360)	(2,376)
Accumulated other comprehensive income	117	110
Treasury stock, at cost—30,515,721 and 30,027,146 shares	(4,880)	(5,189)
Total stockholders’ equity	771	757
Total liabilities and stockholders’ equity	$16,284	$15,218
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$16	$290	$(29)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	1,678	1,438	1,395
Gain on sale of vehicles, net	(6)	(97)	(234)
Non-vehicle related depreciation and amortization	152	125	95
Deferred income taxes	37	128	32
Amortization of debt financing fees	41	57	78
Impairment	33	—	—
Non-cash charge on unfavorable license rights reacquired with the acquisition of Avis Europe plc	—	—	117
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(66)	(65)	29
Income taxes	(14)	(183)	(18)
Accounts payable and other current liabilities	(28)	(28)	20
Other, net	410	224	93
Net cash provided by operating activities	2,253	1,889	1,578

Investing activities
Property and equipment additions	(152)	(132)	(65)
Proceeds received on asset sales	22	21	14
Net assets acquired (net of cash acquired)	(537)	(69)	(841)
Other, net	2	(9)	(7)
Net cash used in investing activities exclusive of vehicle programs	(665)	(189)	(899)

Vehicle programs:
Increase in program cash	(79)	(13)	(11)
Investment in vehicles	(10,899)	(11,067)	(8,659)
Proceeds received on disposition of vehicles	9,409	9,196	7,196
Investment in debt securities of Avis Budget Rental Car Funding (AESOP)—related party	—	—	(400)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP)—related party	—	—	400
	(1,569)	(1,884)	(1,474)
Net cash used in investing activities	(2,234)	(2,073)	(2,373)

Financing activities
Proceeds from long-term borrowings	2,972	1,152	682
Payments on long-term borrowings	(2,608)	(1,501)	(668)
Net change in short-term borrowings	(36)	10	(97)
Debt financing fees	(37)	(16)	(78)
Purchases of warrants	(78)	(29)	—
Proceeds from sale of call options	104	43	—
Repurchases of common stock	(48)	—	—
Other, net	3	1	1
Net cash provided by (used in) financing activities exclusive of vehicle programs	272	(340)	(160)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2013	2012	2011
Vehicle programs:
Proceeds from borrowings	12,953	12,108	10,534
Payments on borrowings	(13,115)	(11,490)	(9,917)
Debt financing fees	(34)	(28)	(33)
	(196)	590	584
Net cash provided by financing activities	76	250	424

Effect of changes in exchange rates on cash and cash equivalents	(8)	6	(6)

Net increase (decrease) in cash and cash equivalents	87	72	(377)

Cash and cash equivalents, beginning of period	606	534	911
Cash and cash equivalents, end of period	$693	$606	$534

Supplemental disclosure
Interest payments	$457	$552	$465
Income tax payments, net	$58	$65	$51

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2011	137.0	$1	$8,828	$(2,637)	$92	(33.2)	$(5,874)	$410

Comprehensive loss:
Net loss	—	—	—	(29)	—	—	—
Other comprehensive loss	—	—	—	—	(14)	—	—

Total comprehensive loss								(43)

Net activity related to restricted stock units	—	—	(111)	—	—	0.4	124	13
Exercise of stock options	—	—	(215)	—	—	1.2	217	2
Realization of tax benefits for stock-based awards	—	—	30	—	—	—	—	30

Balance at December 31, 2011	137.0	$1	$8,532	$(2,666)	$78	(31.6)	$(5,533)	$412

Comprehensive income:
Net income	—	—	—	290	—	—	—
Other comprehensive income	—	—	—	—	32	—	—

Total comprehensive income								322

Net activity related to restricted stock units	0.1	—	(202)	—	—	0.8	212	10
Exercise of stock options	—	—	(130)	—	—	0.8	130	—
Activity related to employee stock purchase plan	—	—	(2)	—	—	—	2	—
Repurchase of warrants	—	—	(29)	—	—	—	—	(29)
Sale of call options, net of tax of $(1)	—	—	42	—	—	—	—	42

Balance at December 31, 2012	137.1	$1	$8,211	$(2,376)	$110	(30.0)	$(5,189)	$757

Comprehensive income:
Net income	—	—	—	16	—	—	—
Other comprehensive income	—	—	—	—	7	—	—

Total comprehensive income								23

Net activity related to restricted stock units	—	—	(197)	—	—	0.4	207	10
Exercise of stock options	—	—	(155)	—	—	0.9	157	2
Realization of tax benefits for stock-based awards	—	—	3	—	—	—	—	3
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	2	1
Repurchase of warrants	—	—	(78)	—	—	—	—	(78)
Sale of call options, net of tax of $(1)	—	—	110	—	—	(0.2)	(7)	103
Repurchase of common stock	—	—	—	—	—	(1.6)	(50)	(50)

Balance at December 31, 2013	137.1	$1	$7,893	$(2,360)	$117	(30.5)	$(4,880)	$771
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.	Basis of Presentation
Avis Budget Group, Inc. provides car and truck rentals, car sharing services and ancillary services to businesses and consumers worldwide. The accompanying Consolidated Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries, as well as entities in which Avis Budget Group, Inc. directly or indirectly has a controlling financial interest (collectively, the “Company”).
The Company operates the following reportable business segments:

•	North America—provides car rentals in the United States and vehicle rentals in Canada, as well as ancillary products and services, and operates the Company’s Zipcar car sharing business.

•
International—provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in Europe, the Middle East, Africa, Asia, South America, Central America, the Caribbean, Australia and New Zealand.

•	Truck Rental—provides truck rentals and ancillary products and services to consumers and commercial users in the United States.

In 2013, 2012 and 2011, the Company completed the business acquisitions discussed in Note 5 to these consolidated financial statements. The operating results of the acquired businesses are included in the accompanying consolidated financial statements from the dates of acquisition.
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
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and all entities in which it has a direct or indirect controlling financial interest and variable interest entities (“VIEs”) for which the Company has determined it is the primary beneficiary. Intercompany transactions have been eliminated in consolidation.
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

Revenue Recognition
The Company derives revenue primarily through the operation and licensing of the Avis and Budget rental systems and by providing vehicle rentals and other services to business and leisure travelers and others. Other revenue includes sales of loss damage waivers and insurance products, fuel and fuel service charges, rentals of GPS navigation units and other items. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured.
Vehicle rental and rental-related revenue is recognized over the period the vehicle is rented. Licensing revenue principally consists of royalties paid by the Company’s licensees and is recorded within other revenues as the licensees’ revenue is earned (over the rental period of a vehicle). The Company renews license agreements in the normal course of business and occasionally terminates, purchases or sells license agreements. In connection with ongoing fees that the Company receives from its licensees pursuant to license agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems. Revenue and expenses associated with gasoline, vehicle licensing and airport concessions are recorded on a gross basis within revenue and operating expenses.
Currency Translation
Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the prevailing monthly average rate of exchange. The related translation adjustments are reflected in “Accumulated other comprehensive income” in the stockholders’ equity section of the Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income. The accumulated currency translation adjustment as of December 31, 2013 and 2012 was $166 million and $193 million, respectively. Currency gains and losses resulting from transactions are included in earnings.
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
The Company capitalizes the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $108 million and $71 million as of December 31, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets
Goodwill represents the excess, if any, of the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree, if any, over the fair values of the identifiable net assets acquired. The Company does not amortize goodwill, but assesses it for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. The Company performs its annual impairment assessment in the fourth quarter of each year at the reporting unit level. The Company assesses goodwill for such impairment by comparing the carrying value of each reporting unit to its fair value using the present value of expected future cash flows. When appropriate, comparative market multiples and other factors are used to corroborate the discounted cash flow results.
Other intangible assets, primarily trademarks, with indefinite lives are not amortized but are evaluated annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. If the carrying value of an other intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Other intangible assets with finite lives are amortized over their estimated useful lives and are evaluated each reporting period to determine if circumstances warrant a revision to these lives.
Impairment of Long-Lived Assets
The Company is required to assess long-lived assets for impairment whenever circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the undiscounted expected future cash flows to be generated from such assets. Property and equipment is evaluated separately within each segment. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value.
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
The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. The Company periodically evaluates estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. For 2013, 2012 and 2011, rental vehicles were depreciated at rates ranging from 1% to 43% per annum. Vehicle-related interest expense amounts are net of vehicle-related interest income of $9 million, $8 million and $8 million for 2013, 2012 and 2011, respectively.

Advertising Expenses
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on our Consolidated Statements of Operations, include radio, television, travel partner rewards programs, internet advertising and other advertising and promotions and were approximately $116 million, $127 million and $107 million in 2013, 2012 and 2011, respectively.
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
Fair Value Measurements
The Company measures fair value of assets and liabilities and discloses the source for such fair value measurements. Financial assets and liabilities are classified as follows: Level 1, which refers to assets and liabilities valued using quoted prices from active markets for identical assets or liabilities; Level 2, which refers to assets and liabilities for which significant other observable market inputs are readily available; and Level 3, which are valued based on significant unobservable inputs.
The fair value of the Company’s financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (Level 1 inputs). In some cases where quoted market prices are not available, prices are derived by considering the yield of the benchmark security that was issued to initially price the instruments and adjusting this rate by the credit spread that market participants would demand for the instruments as of the measurement date (Level 2 inputs). In situations where long-term borrowings are part of a conduit facility backed by short-term floating rate debt, the Company has determined that its carrying value approximates the fair value of this debt (Level 2 inputs). The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts receivable, program cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
The Company’s derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate contracts and commodity contracts, and are carried at fair value based on significant observable inputs (Level 2 inputs). Derivatives entered into by the Company are typically executed over-the-counter and are valued using internal valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The Company principally uses discounted cash flows to value these instruments. These models take into account a variety of factors including, where applicable, maturity, commodity prices, interest rate yield curves of the Company and counterparties, credit curves, counterparty creditworthiness and currency exchange rates. These factors are applied on a consistent basis and are based upon observable inputs where available.

Derivative Instruments
Derivative instruments are used as part of the Company’s overall strategy to manage exposure to market risks associated with fluctuations in currency exchange rates, interest rates and gasoline costs. As a matter of policy, derivatives are not used for trading or speculative purposes.
All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings within the same line item as the hedged item. The effective portion of changes in fair value of a derivative that is designated as either a cash flow or net investment hedge, is recorded as a component of accumulated other comprehensive income. The ineffective portion is recognized in earnings within the same line item as the hedged item, including vehicle interest, net or interest related to corporate debt, net. Amounts included in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings. Amounts related to our derivative instruments are recognized in the Consolidated Statements of Cash Flows consistent with the nature of the hedged item (principally operating activities).
Investments
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Common stock investments in affiliates over which the Company has the ability to exercise significant influence but not a controlling interest are carried on the equity method of accounting. Available-for-sale securities are carried at current fair value with unrealized gains or losses reported net of taxes as a separate component of stockholders’ equity. Trading securities are recorded at fair value with realized and unrealized gains and losses reported currently in earnings. As of December 31, 2013, the Company has investments in available-for-sale securities with a fair value of $6 million.
Joint venture investments are typically accounted for under the equity method of accounting. Under this method, the Company records its proportional share of the joint venture’s net income or loss within operating expenses in the Consolidated Statements of Operations. As of December 31, 2013, the Company had investments in several joint ventures with a carrying value of $53 million, recorded within non-current assets on the Consolidated Balance Sheets.
Aggregate realized gains and losses on investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2013, the amount realized from the sale of certain equity investments was not material. During 2012 and 2011, the Company realized a gain of $2 million and $1 million, respectively, from the sale of equity investments.
Self-Insurance Reserves
The Consolidated Balance Sheets include $416 million and $407 million of liabilities associated with retained risks of liability to third parties as of December 31, 2013 and 2012, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including but not limited to supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents and changes in the ultimate cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of approximately $59 million and $61 million as of December 31, 2013 and 2012, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those mentioned above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the vesting period. The Company’s policy is to record compensation expense for stock options, and restricted stock units that are time- and performance-based, for the portion of the award that is expected to vest. Compensation expense related to market-based restricted stock units is recognized provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. We estimate the fair value of restricted stock units using the market price of the Company’s common stock on the date of grant. We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. Key inputs and assumptions used in the Monte Carlo simulation model include the stock price of the award on the grant date, the expected term, the risk-free interest rate over the expected term, the expected annual dividend yield and the expected stock price volatility. The expected volatility is based on a combination of the historical and implied volatility of the Company’s publicly traded, near-the-money stock options, and the valuation period is based on the vesting period of the awards. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero.
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
Transaction-related Costs
Transaction-related costs are classified separately in the Consolidated Statements of Operations. These costs comprise expenses related to the integration of the acquiree’s operations with those of the Company, including duplicate headcount costs for functions or positions that are integrated, costs associated with the implementation of incremental compliance-related programs, expenses for the implementation of best practices and process improvements, and expenses related to acquisition-related activities such as due-diligence and other advisory costs. Transaction-related costs in 2011 also include a non-cash charge related to the reacquired unfavorable license rights and losses on currency transactions related to the Avis Europe acquisition.
Currency Transactions
The Company records the net gain or loss of currency transactions on certain intercompany loans and the unrealized gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the years ended December 31, 2013 and 2012, the Company recorded losses of $11 million and $17 million, respectively, on such items. There was no such item in the year ended December 31, 2011.

Adoption of New Accounting Standards During 2013
In January 2013, as a result of the issuance of a new accounting pronouncement, the Company adopted Accounting Standards Update (“ASU”) No. 2012-2, “Testing Indefinite-Lived Intangible Assets for Impairment,” which provides companies the option to first assess qualitative factors to determine whether there are events or circumstances which would lead to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired, and it did not have an impact on the Company’s financial statements.

In January 2013, as a result of issuance of a new accounting pronouncement, the Company adopted, as required, ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive

Income,” which requires companies to disclose additional information about amounts reclassified out of accumulated other comprehensive income by component. The adoption of this pronouncement resulted in incremental disclosure about activity and amounts reclassified out of accumulated other comprehensive income.

Recently Issued Accounting Pronouncements
On January 1, 2014, as a result of the issuance of a new accounting pronouncement, the Company adopted ASU No. 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires tax benefits to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The adoption of this accounting pronouncement will not have an impact on the Company’s financial statements.

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2013	2012	2011(a)
Net income (loss) for basic EPS	$16	$290	$(29)
Convertible debt interest, net of tax	—	4	—
Net income (loss) for diluted EPS	$16	$294	$(29)

Basic weighted average shares outstanding	107.6	106.6	105.2
Options, warrants and non-vested stock	3.8	2.5	—
Convertible debt	—	12.5	—
Diluted weighted average shares outstanding	111.4	121.6	105.2

Earnings (loss) per share:
Basic	$0.15	$2.72	$(0.28)
Diluted	$0.15	$2.42	$(0.28)
__________

(a)
As the Company incurred a net loss in 2011, all outstanding stock options, restricted stock units, stock warrants and issuable shares underlying the convertible debt have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2013	2012	2011
Options (a)	—	0.2	3.4
Warrants (b)	—	7.9	21.2
Shares underlying convertible debt	4.0	—	21.2
__________

(a)	The weighted average exercise price for anti-dilutive options for 2012 and 2011 was $17.12 and $7.90, respectively.

(b)	Represents all outstanding warrants for 2012 and 2011. The exercise price for the warrants was $22.50.

4.	Restructuring
During fourth quarter 2012, the Company initiated a strategic restructuring initiative to better position the business of its Truck Rental segment, in which it closed certain rental locations and decreased the size of the rental fleet, with the intent to increase fleet utilization and reduce costs. During the year ended December 31, 2013, the Company recorded restructuring expense of $21 million related to this initiative and expects no further restructuring expenses to be incurred in 2014.

In 2011, subsequent to the acquisition of Avis Europe, the Company initiated restructuring initiatives, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes. During the years ended December 31, 2013, 2012 and 2011, as part of this process, the Company formally communicated the termination of employment to approximately 580, 550 and 50 employees, respectively. During 2013, 2012 and 2011, the Company recorded restructuring expenses in connection with these initiatives of $40 million, $37 million and $3 million, respectively, the majority of which have been or are expected to be settled in cash. These expenses primarily represent costs associated with severance, outplacement services and other costs associated with employee terminations. As of December 31, 2013, the Company has terminated approximately 440 of the employees affected in 2013 and anticipates that it will incur an additional $20 million of restructuring expenses related to these initiatives in 2014.
The following tables summarize the change to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2011	$—	$6	$—	$6
Restructuring expense	5	—	—	5
Acquired restructuring obligation	—	1	—	1
Cash payment/utilization	(4)	(6)	—	(10)
Balance as of December 31, 2011	1	1	—	2
Restructuring expense	37	—	1	38
Cash payment/utilization	(26)	—	(1)	(27)
Balance as of December 31, 2012	12	1	—	13
Restructuring expense	34	6	21	61
Cash payment/utilization	(29)	(2)	(21)	(52)
Balance as of December 31, 2013	$17	$5	$—	$22
__________

(a)	Includes expenses related to the disposition of vehicles.

	North America	International	Truck Rental	Total
Balance as of January 1, 2011	$6	$—	$—	$6
Restructuring expense	2	3	—	5
Acquired restructuring obligation	—	1	—	1
Cash payment/utilization	(7)	(3)	—	(10)
Balance as of December 31, 2011	1	1	—	2
Restructuring expense	1	36	1	38
Cash payment/utilization	(1)	(25)	(1)	(27)
Balance as of December 31, 2012	1	12	—	13
Restructuring expense	7	33	21	61
Cash payment/utilization	(7)	(24)	(21)	(52)
Balance as of December 31, 2013	$1	$21	$—	$22

5.	Acquisitions

Zipcar

In March 2013, the Company completed the acquisition of the entire issued share capital of Zipcar, a leading car sharing company, for $473 million, net of acquired cash. The acquisition increased the Company’s growth potential and its ability to better serve a greater variety of customer transportation needs.

The excess of the purchase price over fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s North America segment. The goodwill is not expected to be deductible for tax purposes. The fair values of certain tangible assets and liabilities acquired, identifiable intangible assets, income and non-income based taxes, and residual goodwill are not yet finalized and subject to change. In connection with this acquisition, $188 million was recorded in identifiable intangible assets (consisting of $112 million related to trademarks and $76 million related to customer relationships) and $269 million was recorded in goodwill. The trademark assets are indefinite-lived and the customer relationship intangibles will be amortized over an estimated life of 8 years.

Brazilian licensee

In August 2013, the Company acquired a 50% ownership stake in its Brazilian licensee for $53 million. Approximately $47 million of the total consideration was paid in 2013 and the remainder is expected to be paid by the end of first quarter 2014. The Company’s investment significantly increases its presence in the Brazilian car rental market.

The Company’s investment in its Brazilian licensee was recorded as an equity investment within Other non-current assets, and the Company’s share of the Brazilian licensee’s operating results is reported within Operating expenses. In conjunction with the acquisition, the Company agreed to the payment of contingent consideration of up to $13 million based on the Brazilian licensee’s future financial performance. The fair value of the contingent consideration was estimated by utilizing a Monte Carlo simulation technique, based on a range of possible future results, and no value was attributed to the contingent consideration at the acquisition date or at December 31, 2013. The Company’s investment, which is recorded in its International segment, totaled approximately $17 million at December 31, 2013, net of an impairment charge of $33 million ($33 million, net of tax). The impairment charge was recorded at the time of the investment based on a combination of observable and unobservable fair value inputs (Level 3), specifically a combination of the Income approach‐discounted cash flow method and the Market approach-public company market multiple method.

Payless Car Rental

In July 2013, the Company completed the acquisition of Payless for $46 million, net of acquired cash. The acquisition provides the Company with a position in the deep-value segment of the car rental industry.The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s North America segment. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change. In connection with this acquisition, $23 million was recorded in identifiable intangible assets (consisting of $16 million related to trademarks and $7 million related to license agreements) and $27 million was recorded in goodwill. The trademark assets are indefinite-lived and the license agreements will be amortized over an estimated life of 15 years.
Apex Car Rentals
In October 2012, the Company completed the acquisition of the assets of Apex, a leading deep-value car rental company in New Zealand and Australia, operating a fleet of approximately 4,000 rental vehicles. In conjunction with the acquisition, the Company paid $63 million in cash (including the acquisition of fleet) and agreed to the payment of contingent consideration with an estimated acquisition date fair value of $9 million. The contingent consideration consists of a maximum of $26 million in additional payments that are contingent on the future financial performance of Apex. The fair value of the contingent consideration at the acquisition date, and at December 31, 2013, was estimated by utilizing a Monte Carlo simulation technique, based on a range of possible future results. Any changes in contingent consideration are recorded in Transaction-related costs. The amount recognized for contingent consideration was $12 million at December 31, 2013. In connection with this acquisition, $21 million was recorded in trademarks and $16 million was recorded in goodwill, which were allocated to the Company’s International segment. The goodwill is not expected to be deductible for tax purposes.
Avis Europe
In October 2011, the Company completed the acquisition of the entire issued share capital of Avis Europe for $976 million and subsequently repaid $649 million of assumed Avis Europe indebtedness. Avis Europe provides vehicle rental and ancillary products and services in Europe, the Middle East, Africa and Asia. The acquisition reunited the global operation of the Avis and Budget brands under one corporate umbrella.

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
The excess of the purchase price over fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International segment. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed, as set forth in the table below, reflects various fair value estimates and analyses, including work performed by third-party valuation specialists. The following summarizes the allocation of the purchase price of Avis Europe:

Cash	$136
Receivables	245
Other current assets	213
Property and equipment	91
Deferred income taxes	27
Other intangibles	254
Other non-current assets	31
Vehicles	1,706
Receivables from vehicle manufacturers and other	282
Total identifiable assets acquired	2,985

Accounts payable and other current liabilities	(552)
Debt	(763)
Other non-current liabilities	(322)
Liabilities under vehicles program - debt	(779)
Total liabilities assumed	(2,416)

Net assets acquired	569
Goodwill	290
Non-cash charge related to the reacquired unfavorable license rights	117
Total	$976
Other intangibles consisted primarily of $188 million related to license agreements and $66 million related to customer relationships. These license agreements are amortized over a weighted-average life of approximately 20 years. Customer relationships are amortized over a weighted-average life of approximately 12 years.
Avis Europe contributed net revenues of $359 million and a net loss of $223 million, including $213 million of transaction-related costs, net of tax to the Company’s results from October 2011 through December 2011. The net loss was primarily due to a non-cash charge, recorded at the time of the acquisition, related to the unfavorable license rights reacquired by the Company. The following unaudited pro forma summary presents the Company’s consolidated information as if Avis Europe had been acquired on January 1, 2011. These amounts were calculated after conversion of Avis Europe’s results into U.S. dollars, applying adjustments to align the financial information with GAAP and the Company’s accounting policies. In addition, adjustments were made to reflect the impact to amortization expense and related income tax expense for fair value adjustments and revised useful lives assigned to intangible assets as if Avis Europe had been acquired on January 1, 2011.

(unaudited) Pro Forma Summary for the Year Ended December 31,
2011
Net revenues	$7,259
Net income	22
Earnings per share – Diluted	0.17

6.	Intangible Assets
Intangible assets consisted of:

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a) (d)	$272	$52	$220	$257	$39	$218
Customer relationships (b) (e)	166	35	131	86	19	67
Other (c)	2	1	1	2	1	1
	$440	$88	$352	$345	$59	$286

Unamortized Intangible Assets
Goodwill (d) (e)	$691			$375
Trademarks (d) (e)	$571			$445
_________

(a)	Primarily amortized over a period ranging from 20 to 40 years.

(b)	Primarily amortized over a period ranging from 8 to 20 years.

(c)	Primarily amortized over 27 years.

(d)	The increase primarily relates to the acquisition of Payless.

(e)	The increase primarily relates to the acquisition of Zipcar.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2013	2012	2011
License agreements	$12	$13	$4
Customer relationships	15	8	3
Total	$27	$21	$7
Based on the Company’s amortizable intangible assets at December 31, 2013, the Company expects related amortization expense of approximately $29 million for each of the five succeeding fiscal years excluding effects of currency exchange rates.
The carrying amounts of goodwill and related changes are as follows:

	North America	International	Truck Rental	Total Company
Gross goodwill as of January 1, 2012	$1,359	$869	$243	$2,471
Accumulated impairment losses as of January 1, 2012	(1,355)	(535)	(228)	(2,118)
Goodwill as of January 1, 2012	4	334	15	353
Acquisitions	1	16	—	17
Adjustments to the allocation of purchase price	—	5	—	5
Goodwill as of December 31, 2012	$5	$355	$15	$375
Acquisitions	296	4	—	300
Foreign currency translation adjustments	—	16	—	16
Goodwill as of December 31, 2013	$301	$375	$15	$691

7.	Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2013	2012
Rental vehicles	$10,234	$10,000
Less: Accumulated depreciation	(1,411)	(1,345)
	8,823	8,655
Vehicles held for sale	759	619
Vehicles, net	$9,582	$9,274
The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2013	2012	2011
Depreciation expense	$1,678	$1,438	$1,395
Lease charges	139	130	62
Gain on sale of vehicles, net	(6)	(97)	(234)
Vehicle depreciation and lease charges, net	$1,811	$1,471	$1,223

For the years ended December 31, 2013, 2012 and 2011, the Company had purchases of vehicles included in payables of $260 million, $284 million and $356 million, respectively, and sales of vehicles included in receivables of $378 million, $439 million and $339 million, respectively.

8.	Income Taxes
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$(4)	$(109)	$—
State	12	(16)	(3)
Foreign	36	7	36
Current income tax provision (benefit)	44	(118)	33

Deferred
Federal	28	93	36
State	8	20	10
Foreign	1	15	(14)
Deferred income tax provision	37	128	32
Provision for income taxes	$81	$10	$65
Pretax income (loss) for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2013	2012	2011
United States (a)	$4	$233	$74
Foreign (b)	93	67	(38)
Pretax income	$97	$300	$36
__________

(a)	For the years ended December 31, 2013 and 2012, includes debt extinguishment costs of $147 million and $75 million, respectively.

(b)	For the year ended December 31, 2011, includes $128 million of transaction-related costs.

Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2013	2012
Current deferred income tax assets:
Accrued liabilities and deferred revenue	$209	$179
Provision for doubtful accounts	12	10
Acquisition and integration-related liabilities	10	8
Convertible note hedge	1	3
Valuation allowance (a)	(28)	(22)
Current deferred income tax assets	204	178

Current deferred income tax liabilities:
Accrued liabilities and deferred revenue	5	6
Prepaid expenses	22	26
Current deferred income tax liabilities	27	32
Current deferred income tax assets, net	$177	$146

Non-current deferred income tax assets:
Net tax loss carryforwards	$1,431	$1,454
Accrued liabilities and deferred revenue	137	151
Depreciation and amortization	15	54
Tax credits	75	62
Convertible note hedge	—	2
Acquisition and integration-related liabilities	16	16
Other	46	36
Valuation allowance (a)	(319)	(276)
Non-current deferred income tax assets	1,401	1,499

Non-current deferred income tax liabilities:
Depreciation and amortization	101	42
Other	1	3
Non-current deferred income tax liabilities	102	45
Non-current deferred income tax assets, net	$1,299	$1,454
__________

(a)
The valuation allowance of $347 million at December 31, 2013 relates to tax loss carryforwards, foreign tax credits and certain state deferred tax assets of $279 million, $46 million and $22 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. The valuation allowance of $298 million at December 31, 2012 relates to tax loss carryforwards, foreign tax credits and certain state deferred tax assets of $227 million, $53 million and $18 million, respectively.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2013	2012
Deferred income tax assets:
Depreciation and amortization	$51	$49
	51	49
Deferred income tax liabilities:
Depreciation and amortization	2,228	2,212
	2,228	2,212
Deferred income tax liabilities under vehicle programs, net	$2,177	$2,163
At December 31, 2013, the Company had U.S. federal net operating loss carryforwards of approximately $3.3 billion, most of which expire in 2031. Such net operating loss carryforwards are primarily related to accelerated depreciation of the Company’s U.S. vehicles. Currently, the Company does not record valuation allowances on the majority of its U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2013, the Company had foreign net operating loss carryforwards of approximately $445 million with an indefinite utilization period. No provision has been made for U.S. federal deferred income taxes on approximately $720 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2013, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.
The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	4.1	4.9	4.2
Changes in valuation allowances (a)	15.5	0.9	(1.3)
Taxes on foreign operations at rates different than statutory U.S. federal rates	5.9	—	(13.2)
Resolution of prior years’ examination issues	—	(42.5)	—
Non-deductible debt extinguishment costs	18.8	4.7	—
Non-deductible transaction-related costs	3.2	0.3	146.5
Other non-deductible expenses	2.3	0.6	10.1
Other	(1.3)	(0.6)	(0.7)
	83.5%	3.3%	180.6%
__________

(a)	For the year ended December 31, 2013, includes 13.1% related to our impairment expense.

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2013	2012	2011
Balance at January 1	$54	$186	$40
Additions for tax positions related to current year	4	4	—
Additions for tax positions for prior years	9	5	143
Additions associated with the acquisition of Avis Europe	—	—	34
Reductions for tax positions for prior years	—	(140)	(3)
Settlements	—	(1)	—
Statute of limitations	(4)	—	(28)
Balance at December 31	$63	$54	$186
In 2012, the Company recorded a reduction in its unrecognized tax benefits primarily due to an effective settlement of $128 million for pre-2007 taxes. The Company does not anticipate that total unrecognized tax benefits will change significantly in 2014.
Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2013, 2012 and 2011, if recognized, would affect the Company’s provision for, or benefit from, income taxes. As of December 31, 2013, the Company’s unrecognized tax benefits were offset by tax loss carryforwards in the amount of $18 million.
The following table presents unrecognized tax benefits:

	As of December 31,
	2013	2012
Unrecognized tax benefit in non-current income taxes payable (a)	$44	$39
Accrued interest payable on potential tax liabilities (b)	28	22
__________

(a)
Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, the Company is entitled to indemnification for certain pre-disposition tax contingencies. As of December 31, 2013, $15 million of unrecognized tax benefits are related to tax contingencies for which the Company believes it is entitled to indemnification.

(b)
The Company recognizes potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the twelve months ended December 31, 2013, 2012 and 2011, were not significant and were recognized as a component of income taxes.

9.	Other Current Assets
Other current assets consisted of:

	As of December 31,
	2013	2012
Prepaid expenses	$187	$174
Sales and use taxes	132	108
Other	136	123
Other current assets	$455	$405

10.	Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2013	2012
Land	$56	$58
Buildings and leasehold improvements	549	521
Capitalized software	494	419
Furniture, fixtures and equipment	374	319
Buses and support vehicles	74	64
Projects in process	64	37
	1,611	1,418
Less: Accumulated depreciation and amortization	(997)	(889)
Property and equipment, net	$614	$529
Depreciation and amortization expense relating to property and equipment during 2013, 2012 and 2011 was $124 million, $104 million and $88 million, respectively (including $36 million, $30 million and $26 million, respectively, of amortization expense relating to capitalized software).

11.	Other Non-Current Assets
Other non-current assets consisted of:

	As of December 31,
	2013	2012
Debt financing fees	$134	$127
Receivables from Realogy (a)	60	62
Investments (b)	59	41
Receivables from Wyndham (a)	36	37
Other	72	53
Other non-current assets	$361	$320
__________

(a)
Represents amounts due for certain contingent, tax and other corporate liabilities assumed by former subsidiaries. These amounts are due on demand upon the Company’s settlement of the related liability. At December 31, 2013 and 2012, there are corresponding liabilities recorded within other non-current liabilities. Realogy has posted a letter of credit for the benefit of the Company with respect to these obligations, as more fully described under Note 15—Commitments and Contingencies.

(b)
In 2013, amount includes the Company’s (i) 50% ownership of Anji Car Rental and Leasing Company Limited (“Anji”), our joint venture for the Avis brand in China, and (ii) 50% ownership in its Brazilian licensee. In 2012, amounts included (i) 50% ownership of Anji and (ii) 33% ownership of Mercury Car Rentals Limited, our joint venture for the Avis brand in India.

12.	Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2013	2012
Accounts payable	$344	$309
Accrued payroll and related	210	198
Accrued sales and use taxes	193	148
Public liability and property damage insurance liabilities – current	136	132
Deferred revenue – current	87	60
Accrued commissions	77	67
Advertising and marketing	75	82
Accrued interest	63	66
Income taxes payable – current	13	58
Other	281	301
Accounts payable and other current liabilities	$1,479	$1,421

13.	Long-term Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2013	2012
Floating Rate Senior Notes	May 2014	$—	$250
3½% Convertible Notes	October 2014	66	128
Floating Rate Term Loan (a)	May 2016	—	49
4⅞% Senior Notes	November 2017	300	300
Floating Rate Senior Notes	December 2017	247	—
9⅝% Senior Notes	March 2018	—	446
8¼% Senior Notes	January 2019	691	730
Floating Rate Term Loan (a)	March 2019	989	689
9¾% Senior Notes	March 2020	223	250
6% Euro-denominated Senior Notes	March 2021	344	—
5½% Senior Notes	April 2023	500	—
		3,360	2,842
Other		34	63
Total		3,394	2,905
Less: Short-term debt and current portion of long-term debt		89	57
Long-term debt		$3,305	$2,848
__________

(a)
The Floating Rate Term Loans are part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

Convertible Notes
3½% Convertible Senior Notes. The Company’s 3½% Convertible Senior Notes due October 2014 (the “Convertible Notes”) were issued in October 2009 at par value, for aggregate proceeds of $345 million. The Convertible Notes are senior unsecured obligations of the Company. The Convertible Notes are not redeemable by the Company prior to maturity; however, they are convertible by the holders at any time prior to the second trading day before the maturity date of the Convertible Notes. The initial conversion rate for the Convertible Notes is 61.5385 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $16.25 per share, and which is subject to adjustment under certain circumstances.
Concurrently with the issuance of the Convertible Notes, the Company purchased a convertible note hedge and entered into a warrant transaction, which effectively increased the conversion price of the Convertible

Notes, from the Company’s perspective, to $22.50 per share. The convertible note hedge was intended to reduce the net number of shares required to be issued upon conversion of the Convertible Notes.
During 2013 and 2012, the Company repurchased $62 million and $217 million, respectively, of its Convertible Notes at a cost of $115 million and $257 million, respectively. In conjunction with the repurchase of the Convertible Notes, the Company repurchased warrants and sold convertible note hedges corresponding to the repurchased Convertible Notes. In December 2013, the Company unwound the remaining outstanding convertible note hedge and warrants. See Note 16-Stockholders’ Equity for further details.
Term Loans
Floating Rate Term Loan due 2016. In October 2012, the Company issued an incremental $30 million under its Floating Rate Term Loan due 2016. In December 2013, the Company repaid the entire outstanding principal amount plus any accrued and unpaid interest.
Floating Rate Term Loan due 2019. The Company issued $500 million and $200 million of Floating Rate Term Loan in March and October 2012, respectively, under the Company’s senior credit facility. The Company used the proceeds of the loan to repay approximately $420 million of term loan borrowings due 2014 and 2018 and $75 million of its senior notes due 2014.
During 2013, the Company amended its senior credit facility to issue, in aggregate, an additional $300 million of term loan due 2019. A portion of the proceeds was used to partially fund the acquisition of Zipcar. The term loan has a committed aggregate principal amount of $1 billion and bears interest at the greater of three-month LIBOR or 0.75% plus 225 basis points, for an aggregate rate of 3.00% at December 31, 2013; however, the Company has entered into an interest rate swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.
Senior Notes
Floating Rate Senior Notes due 2014. In June 2013, the Company repaid $100 million of outstanding principal, and in December 2013, the Company repaid the remaining outstanding principal of $150 million.
4⅞% Senior Notes due 2017. In November 2012, the Company issued its 4⅞% Senior Notes at par, for aggregate proceeds of $300 million with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after May 15, 2015, at specified prices, plus any accrued and unpaid interest through the redemption date.
Floating Rate Senior Notes due 2017. In November 2013, the Company issued its Floating Rate Senior Notes at 98.75% of their face value for aggregate proceeds of $247 million. The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.00% at December 31, 2013; however, the Company has entered into an interest rate swap to hedge its interest rate exposure related to the these notes at an aggregate rate of 3.58%.

In connection with the sale of the Floating Rate Notes due December 2017, the Company entered into a registration rights agreement, under which it has agreed to use its reasonable best efforts to file with the Securities and Exchange Commission and cause to become effective a registration statement with respect to a registered offer to exchange the notes for new notes, with substantially identical terms in all material respects. In accordance with the registration rights agreement, the Company could be required to pay additional interest of up to 0.25% per annum on the principal amount of the notes from February 18, 2015 until the exchange offer is completed, a shelf registration statement, if required, is declared effective or the restricted notes become freely tradable under the Securities Act. The Company believes the likelihood of occurrence of such event is remote and, as such, the Company has not recorded a related liability as of December 31, 2013.
9 ⅝% Senior Notes due 2018. During 2013, the Company repaid the entire outstanding $446 million principal plus accrued and unpaid interest.
8¼% Senior Notes due 2019. In March 2012, the Company issued a third tranche of 8¼% Senior Notes in the amount of $125 million at 103.5% of their face value, for aggregate proceeds of $129 million with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after October 15, 2014, at specified redemption prices, plus any accrued and unpaid interest through the redemption date. In December 2013, the Company purchased approximately $39 million of the aggregate principal amount.
9¾% Senior Notes due 2020. In April 2013, the Company purchased approximately $27 million of the aggregate principal amount.

6% Euro-denominated Senior Notes. In March 2013, the Company issued €250 million of 6% Euro-denominated Senior Notes due March 2021, at par, with interest payable semi-annually. The notes are unsecured obligations of the Company’s Avis Budget Finance plc subsidiary, are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries and rank equally with all of the Company’s existing senior unsecured debt. The Company has the right to redeem these notes in whole or in part on or after April 1, 2016 at specified redemption prices, plus any accrued and unpaid interest. The Company used the proceeds from the issuance to partially fund the acquisition of Zipcar.

5½% Senior Notes due 2023. In April 2013, the Company completed an offering of $500 million of 5½% Senior Notes due April 2023. The notes were issued at par, with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part on or after April 1, 2018 at specified redemption prices, plus any accrued and unpaid interest.

In connection with the issuance of the 5½% Senior Notes due 2023, the Company completed a cash tender offer pursuant to which approximately $326 million in aggregate principal amount of its 9⅝% Senior Notes due 2018 and approximately $27 million of the aggregate principal amount of its 9¾% Senior Notes due 2020 were purchased by the Company for $398 million plus accrued interest. In June 2013, the Company redeemed the remaining $124 million principal amount of the 9⅝% Senior Notes due 2018 for $139 million plus accrued interest.
The Floating Rate Senior Notes, the 4⅞% Senior Notes, 8¼% Senior Notes, the 9¾% Senior Notes, and the 5½% Senior Notes, in each case as described above, are senior unsecured obligations of the Company’s Avis Budget Car Rental, LLC (“ABCR”) subsidiary, are guaranteed by the Company and certain of its domestic subsidiaries and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness.
In connection with the debt amendments and repayments for the years ended December 31, 2013 and 2012, the Company recorded $147 million and $75 million in early extinguishment of debt costs, respectively.
DEBT MATURITIES
The following table provides contractual maturities of the Company’s corporate debt at December 31, 2013:

Year	Amount
2014	$89
2015	17
2016	16
2017	561
2018	11
Thereafter	2,700
$3,394

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS
At December 31, 2013, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,650	$—	$598	$1,052
Other facilities (b)	13	1	—	12
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR, plus 225 basis points. The senior revolving credit facility is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.50% to 5.69% as of December 31, 2013.
During 2013, the Company extended the maturity of the senior revolving credit facility from 2016 to 2018, expanded its borrowing capacity under the facility, and reduced its borrowing spread under the facility by 75 basis points.
At December 31, 2013, the Company had various uncommitted credit facilities available, which bear interest at rates of 0.52% to 2.50%, under which it had drawn approximately $4 million.
DEBT COVENANTS
The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility contain financial and other covenants, including a maximum leverage ratio. As of December 31, 2013, the Company was in compliance with the financial covenants of its senior credit facility.

14.	Debt under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2013	2012
North America – Debt due to Avis Budget Rental Car Funding (a)	$5,656	$5,203
North America – Canadian borrowings	400	353
International – Debt borrowings	731	679
International – Capital leases	289	315
Truck Rental – Debt borrowings (b)	226	253
Other (c)	35	3
Total	$7,337	$6,806
__________

(a)	The increase reflects additional borrowings principally to fund an increase in the Company’s fleet driven by increased rental volume and the acquisitions of Zipcar and Payless.

(b)	The decrease reflects reduced borrowings due to a decrease in the size of the Company’s truck fleet.

(c)	The increase is principally related to Zipcar capital leases.

North America

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, the Company pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Balance Sheets. The Company also has an asset within Assets under vehicle programs on its Consolidated Balance Sheets which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2013, approximate $7.3 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within Assets under vehicle programs (excluding the Investments in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.
The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company’s rental car subsidiaries and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by the Company, its results of operations and cash flows are not reflected within the Company’s financial statements. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 3% as of December 31, 2013 and 2012.
Canadian borrowings. The Company finances the acquisition of vehicles used in its Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. The Canadian borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 3% and 4% as of December 31, 2013 and 2012, respectively.

International
Debt borrowings. In March 2013, the Company entered into a three-year, €500 million (approximately $687 million) European rental fleet securitization program, which matures in 2016 and is used to finance fleet purchases for certain of the Company’s European operations. The Company finances the acquisition of vehicles used in its International rental car operations through this European and other consolidated, bankruptcy remote special-purpose entities, which issue privately placed notes to banks and bank-sponsored conduits. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 4% as of December 31, 2013 and 2012.
Capital leases. The Company obtained a portion of its International vehicles under capital lease arrangements for which there are corresponding assets of $306 million and $317 million, classified within vehicles, net on the Company’s Consolidated Balance Sheets as of December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, the interest rates on these leases ranged from 2% to 7% and 2% to 4%, respectively. All capital leases are on a fixed repayment basis and interest rates are fixed at the contract date.

Truck Rental
Debt borrowings. The Budget Truck funding program consists of debt facilities, including capital leases, established by the Company to finance the acquisition of the Budget Truck Rental fleet. The borrowings under the Budget Truck funding program are primarily fixed rate notes with a weighted average interest rate of 3% and 4% as of December 31, 2013 and 2012, respectively.

Other
Borrowings under the Company’s other vehicle rental programs primarily represent Zipcar capital lease arrangements for which there are corresponding assets of $28 million, classified within vehicles, net on the Company’s Consolidated Balance Sheets as of December 31, 2013. For the year ended December 31, 2013, the interest rate on these leases ranged from 3% to 4%.
DEBT MATURITIES
The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2013:

Debt Under Vehicle Programs
2014 (a)	$1,264
2015	1,534
2016	1,618
2017	998
2018	1,532
Thereafter	391
$7,337
__________

(a)	Vehicle-backed debt maturing within one year includes term asset-backed securities of approximately $674 million and bank and bank-sponsored borrowings of $590 million.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS
The following table presents available funding under the Company’s debt arrangements related to its vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2013:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
North America – Debt due to Avis Budget Rental Car Funding (b)	$8,031	$5,656	$2,375
North America – Canadian borrowings (c)	753	400	353
International – Debt borrowings (d)	1,408	731	677
International – Capital leases (e)	404	289	115
Truck Rental – Debt borrowings (f)	233	226	7
Other (g)	35	35	—
Total	$10,864	$7,337	$3,527
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by $7.3 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $549 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by $1.3 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $306 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $338 million of underlying vehicles and related assets.

(g)	The outstanding debt is collateralized by $28 million of underlying vehicles and related assets.

DEBT COVENANTS
Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2013, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

15.	Commitments and Contingencies
Lease Commitments
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Many of the Company’s operating leases for facilities contain renewal options. These renewal options vary, but the majority include clauses for various term lengths and prevailing market rate rents.
Future minimum lease payments required under noncancelable operating leases, including minimum concession fees charged by airport authorities, which in many locations are recoverable from vehicle rental customers, as of December 31, 2013, are as follows:

Amount
2014	$507
2015	364
2016	288
2017	216
2018	162
Thereafter	719
$2,256
The future minimum lease payments in the above table have been reduced by minimum future sublease rental inflows in the aggregate of $6 million for all periods shown in the table.
The Company maintains concession agreements with various airport authorities that allow the Company to conduct its car rental operations on site. In general, concession fees for airport locations are based on a percentage of total commissionable revenue (as defined by each airport authority), subject to minimum annual guaranteed amounts. These concession fees, which are included in the Company’s total rent expense, were as follows for the years ended December 31:

	2013	2012	2011
Rent expense (including minimum concession fees)	$622	$600	$535
Contingent concession expense	173	155	104
	795	755	639
Less: sublease rental income	(5)	(5)	(5)
Total	$790	$750	$634
Commitments under capital leases, other than those within the Company’s vehicle rental programs, for which the future minimum lease payments have been reflected in Note 14—Debt Under Vehicle Programs and Borrowing Arrangements, are not significant.
The Company leases a portion of its vehicles under operating leases, which extend through 2017. As of December 31, 2013, the Company has guaranteed up to $82 million of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.
Contingencies
In 2006, the Company completed the spin-offs of its Realogy and Wyndham subsidiaries. In connection with the spin-offs, Realogy assumed 62.5% and Wyndham assumed 37.5% of certain contingent and other corporate liabilities of the Company that are not primarily related to any of the respective businesses of Realogy, Wyndham, our former Travelport subsidiary and/or the Company’s vehicle rental operations, and in each case incurred or allegedly incurred on or prior to each subsidiary’s disposition (“Assumed Liabilities”). If Realogy or Wyndham were to default on its payment of costs or expenses to the Company related to any Assumed Liabilities, the Company would be responsible for 50% of the defaulting party’s obligation. The Company does not believe that the impact of any resolution of contingent liabilities constituting Assumed Liabilities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities. In accordance with the terms of relevant documents, Realogy posted a letter of credit in April 2007 for the benefit of the Company to cover its estimated share of the Assumed Liabilities discussed above, subject to adjustment, although there can be no assurance that such letter of credit will be sufficient or effective to cover Realogy’s actual obligations if and when they arise.
The Company is also named in various litigation that is primarily related to the businesses of its former subsidiaries, including Realogy, and Wyndham and their current or former subsidiaries. The Company is entitled to indemnification from such entities for any liability resulting from such litigation.
Additionally, the Company is also involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including, among others, contract and licensee disputes, wage-and-hour claims, competition matters, employment matters, insurance claims, intellectual property claims and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could materially impact the Company’s financial position, results of operations or cash flows.
Commitments to Purchase Vehicles
The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $6.4 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.
Other Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising and capital expenditures. As of December 31, 2013, the Company had approximately $160 million of purchase obligations, which extend through 2018.
Concentrations
Concentrations of credit risk at December 31, 2013, include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Fiat, Mercedes, Kia, Toyota, BMW, and Renault, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $62 million and $38 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.
Asset Retirement Obligations
The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gas storage tanks at its rental facilities. Liabilities accrued for asset retirement obligations were $25 million and $26 million at December 31, 2013 and 2012, respectively.

Standard Guarantees/Indemnifications
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company agrees to indemnify another party, among other things, for performance under contracts and any breaches of representations and warranties thereunder. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities and use of derivatives and (v) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees under licensing agreements, (iv) financial institutions in credit facility arrangements and derivative contracts and (v) underwriters and placement agents in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many may survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications provided to landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates its potential exposure.
Other Guarantees
The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which, as previously discussed, were sold or spun-off in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $52 million, the majority of which expire by the end of 2015. At December 31, 2013, the liability recorded by the Company in connection with these guarantees was approximately $1 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy and Wyndham, as applicable. The Company monitors the credit ratings and other relevant information for Realogy and Wyndham, in order to assess the status of the payment/performance risk of these guarantees.

16.	Stockholders’ Equity
Cash Dividend Payments
During 2013, 2012 and 2011, the Company did not declare or pay any cash dividends. The Company’s ability to pay dividends to holders of its common stock is limited by the Company’s senior credit facility, the indentures governing its senior notes and vehicle financing programs.
Share Repurchases
In August 2013, the Company obtained Board approval to repurchase up to $200 million of its common stock. During 2013, the Company repurchased approximately 1,582,000 shares of common stock at a cost of approximately $50 million under the repurchase program. The Company did not repurchase any of its common stock during 2012 and 2011.
Convertible Note Hedge and Warrants
In 2009, the Company purchased a convertible note hedge for approximately $95 million, to potentially reduce the net number of shares required to be issued upon conversion of the Company’s 3½% Convertible Notes. Concurrently, the Company issued warrants for approximately $62 million to offset the cost of the convertible note hedge.
The convertible note hedge and warrants, which were to be net-share settled, initially covered the purchase and issuance, respectively, of approximately 21.2 million shares of common stock, subject to customary anti-dilution provisions. The initial strike price per share of the convertible note hedge and warrants was

$16.25 and $22.50, respectively. The convertible note hedge was exercisable before expiration only to the extent that corresponding amounts of the 3½% Convertible Notes were exercised. The convertible note hedge and warrant transactions were accounted for as capital transactions and included as a component of stockholders’ equity. The significant terms of the Convertible Notes can be found in Note 13—Long-term Debt and Borrowing Arrangements.
During 2013 and 2012, respectively, concurrently with the Company’s repurchase of a portion of its 3½% Convertible Notes, the Company repurchased warrants for the purchase of the Company’s common stock for $37 million and $29 million and sold an equal portion of its convertible note hedge for $50 million and $43 million, reducing the number of shares related to each of the hedge and warrant by approximately 13 million. In addition, during December 2013, the Company unwound the remaining outstanding convertible note hedge and warrants; and repurchased warrants for the purchase of the Company’s common stock for $41 million, and settled its convertible note hedge for proceeds of $54 million and 179,000 shares of the Company’s common stock valued at $7 million.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains on Available-For-Sale Securities	Minimum Pension Liability Adjustment (a)	Accumulated Other Comprehensive Income
Balance, January 1, 2011	$182	$(46)	$—	$(44)	$92
Period change	(23)	33	2	(26)	(14)
Balance, December 31, 2011	159	(13)	2	(70)	78
Period change	34	13	—	(15)	32
Balance, December 31, 2012	193	—	2	(85)	110
Period change	(27)	1	—	33	7
Balance, December 31, 2013	$166	$1	$2	$(52)	$117
 __________
All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include an $11 million loss, net of tax, related to the Company’s hedge of its net investment in Euro-denominated foreign operations (See Note 19 - Financial Instruments).

(a)	For the year ended December 31, 2013, $15 million ($9 million, net of tax) was reclassified from accumulated other comprehensive income into selling, general and administrative expenses.

17.	Stock-Based Compensation

The Company’s Amended and Restated 2007 Equity and Incentive Plan (the “2007 Plan”) provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for the Company and its subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 16 million, with approximately 3.5 million shares available as of December 31, 2013. The Company typically settles stock-based awards with treasury shares.
With limited exception, time-based awards generally vest ratably over a three-year period following the date of grant, and performance- or market-based awards generally vest three years following the date of grant based on the attainment of certain performance- or market-based goals, all of which are subject to a service condition.
Cash Unit Awards
The fair value of time-based restricted cash units is based on the Company’s stock price on the grant date. Market-vesting restricted cash units generally vest depending on the level of relative total shareholder return achieved by the Company during the period prior to scheduled vesting. Settlement of restricted cash units is based on the Company’s average closing stock price over a specified number of trading days and the value of these awards varies based on changes in the Company’s stock price.

Stock Unit Awards
Stock unit awards entitle the holder to receive shares of common stock upon vesting on a one-to-one basis. Performance-based RSUs principally vest based upon the level of performance attained, however, upon meeting a threshold performance level vesting can increase by up to 20% if certain relative total shareholder return goals are achieved. Market-based RSUs generally vest based on the level of total shareholder return or absolute stock price attainment.
The grant date fair value of the performance-based RSUs incorporates the total shareholder return metric, which is estimated using a Monte Carlo simulation model to estimate the Company’s ranking relative to an applicable stock index. The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards are outlined in the table below.

	2013	2012	2011
Expected volatility of stock price	43%	50%	48%
Risk-free interest rate	0.39%	0.30% - 0.42%	0.47% - 1.21%
Valuation period	3 years	2½ - 3 years	3 - 4 years
Dividend yield	0%	0%	0%

Annual activity related to stock units and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,439	$13.97	2,058	$11.30	156	$12.65
Granted (a)	638	21.77	483	20.04	111	18.04
Vested (b)	(678)	13.47	(439)	9.15	—	—
Forfeited/expired	(91)	15.62	(59)	12.62	—	—
Outstanding at December 31, 2013 (c)	1,308	$17.92	2,043	$13.79	267	$14.90
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time-based RSUs, performance-based and market-based RSUs, and cash units granted in 2012 was $14.39, $12.66 and $12.65, respectively, and the weighted-average fair value of the restricted stock units and market-based restricted stock units granted in 2011 was $14.45 and $11.67, respectively. No performance-based restricted stock units or cash units awards were granted in 2011.

(b)	The total fair value of RSUs vested during 2013, 2012 and 2011 was $13 million, $16 million and $11 million, respectively.

(c)
The Company’s outstanding time-based RSUs, performance-based and market-based RSUs, and cash units had aggregate intrinsic value of $53 million, $83 million and $11 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $27 million and will be recognized over a weighted average vesting period of 1.0 years. The Company assumes that substantially all outstanding awards will vest over time.

Stock Options
The annual stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2013	1,901	$2.89	$32	5.8
Granted (a)	—	—	—
Exercised (b)	(919)	2.89	23
Forfeited/expired	(3)	27.40	—
Outstanding at December 31, 2013 (c)	979	2.82	37	5.2
Exercisable at December 31, 2013	915	$2.21	$35	5.1
__________

(a)	No stock options were granted during 2012 or 2011.

(b)
Stock options exercised during 2012 and 2011 had intrinsic values of $11 million and $18 million, respectively, and the cash received from the exercise of options was $3 million in 2013 and was insignificant in 2012 and 2011.

(c)	The Company assumes that substantially all outstanding stock options will vest over time.
Non-employee Directors Deferred Compensation Plan
The Company grants stock awards on a quarterly basis to non-employee directors representing 50% of a director’s annual compensation and such awards can be deferred under the Non-employee Directors Deferred Compensation Plan. During 2013, 2012 and 2011, the Company granted 33,000, 53,000 and 54,000 awards, respectively, to non-employee directors.
Employee Stock Purchase Plan
The Company is authorized to sell shares of its common stock to eligible employees at 95% of fair market value. This plan has been deemed to be non-compensatory and therefore, no compensation expense has been recognized.
Stock-Compensation Expense
During 2013, 2012 and 2011, the Company recorded stock-based compensation expense related to employee stock awards that were granted by the Company of $24 million ($14 million, net of tax), $16 million ($10 million, net of tax) and $17 million ($11 million, net of tax), respectively. In jurisdictions with net operating loss carryforwards, tax deductions for exercises and/or vestings of stock-based awards have generated a $57 million tax benefit at December 31, 2013, with a corresponding increase to additional paid-in capital. Approximately $22 million of incremental tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

18.	Employee Benefit Plans
Defined Contribution Savings Plans
The Company sponsors several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches portions of the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $39 million, $34 million and $15 million during 2013, 2012 and 2011, respectively.
Defined Benefit Pension Plans
The Company sponsors non-contributory defined benefit pension plans in the United States covering certain eligible employees and sponsors contributory and non-contributory defined benefit pension plans in certain foreign subsidiaries with some plans offering participation in the plans at the employees’ option. The most material of the non-U.S. defined benefit pension plans is operated in the United Kingdom. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation. However, the majority of such plans are closed to new employees and are no longer accruing benefits. There is an unfunded defined benefit pension plan for employees in Germany, which is closed to new employees, and a statutorily determined unfunded defined benefit termination plan for employees in Italy.
The funded status of the defined benefit pension plans is recognized on the Consolidated Balance Sheets and the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, are recognized as a component of accumulated other comprehensive income (loss), net of tax.
The components of net periodic benefit cost and the assumptions related to the cost consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Service cost	$5	$5	$3
Interest cost	26	27	17
Expected return on plan assets	(28)	(25)	(17)
Amortization of unrecognized amounts	15	14	8
Net periodic benefit cost	$18	$21	$11

The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2013	2012
Benefit obligation at end of prior year	$670	$600
Service cost	5	5
Interest cost	26	27
Plan amendments	1	1
Actuarial (gain) loss	(11)	58
Net benefits paid	(21)	(21)
Benefit obligation at end of current year	$670	$670

Change in Plan Assets
Fair value of assets at end of prior year	$465	$412
Actual return on plan assets	56	56
Employer contributions	17	18
Net benefits paid	(21)	(21)
Fair value of assets at end of current year	$517	$465
Total unfunded status at end of year (recognized in other non-current liabilities in the Consolidated Balance Sheets)	$(153)	$(205)
The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 is $3 million, which consists of $2 million for net actuarial loss and $1 million for prior service cost.
The following assumptions were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
	2013	2012	2011
U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	3.75%	4.00%	5.25%
Benefit obligation	4.75%	4.00%	4.00%
Long-term rate of return on plan assets	7.50%	7.50%	8.00%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	4.50%	4.75%	5.00%
Benefit obligation	4.50%	4.50%	4.75%
Long-term rate of return on plan assets	5.25%	5.35%	5.25%
To select a discount rate for its defined benefit pension plans, the Company uses a modeling process that involves matching the expected cash outflows of such plan, to a yield curve constructed from a portfolio of AA-rated fixed-income debt instruments. The Company uses the average yield of this hypothetical portfolio as a discount rate benchmark.
The Company’s expected rate of return on plan assets of 7.50% and 5.25% for U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, is a long-term rate based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market conditions and broad asset mix considerations.
As of December 31, 2013, substantially all of the Company’s defined benefit pension plans had a projected benefit obligation in excess of the fair value of plan assets. The Company expects to contribute approximately $9 million to the U.S. plans and $11 million to the non-U.S. plans in 2014.
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
The Company used significant observable inputs (Level 2 inputs) to determine the fair value of the defined benefit pension plans’ assets. See Note 2—Summary of Significant Accounting Policies for the Company’s methodology used to measure fair value. The following table presents the defined benefit pension plans’ assets measured at fair value, as of December 31:

Asset Class	2013	2012
Cash equivalents	$10	$3
Short term investments	5	7
U.S. stock	104	91
Non-U.S. stock	166	149
Real estate investment trusts	9	6
Non-U.S. government securities	80	70
U.S. government securities	3	20
Corporate bonds	137	105
Other assets	3	14
Total assets	$517	$465
The Company estimates that future benefit payments from plan assets will be $23 million, $24 million, $25 million, $26 million, $27 million and $159 million for 2014, 2015, 2016, 2017, 2018 and 2019 to 2023, respectively.

Multiemployer Plans
The Company contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of its employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if the Company elects to stop participating in a multiemployer plan it may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) the Company has no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2013, 2012 and 2011, the Company contributed a total of $8 million, $9 million and $6 million, respectively, to multiemployer plans.

19.	Financial Instruments
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
The Company has designated its 6% Euro-denominated Notes issued March 2013 as a hedge of its net investment in Euro-denominated foreign operations. The Company records the effective portion of the gain or loss on this net investment hedge, net of taxes, in accumulated other comprehensive income as part of currency translation adjustments. For the year ended December 31, 2013, the Company has recorded an $11 million loss, net of tax, in accumulated other comprehensive income.
The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during 2013, 2012 and 2011 was not material, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.
Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. During 2013, 2012 and 2011, the Company recorded net unrealized gains on cash flow hedges of $1 million, $13 million and $33 million, net of tax, respectively, to other comprehensive income. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness for 2013, 2012 and 2011 was not material to the Company’s results of operations.
The amount deferred in accumulated other comprehensive income that the Company expects to be recognized in earnings in 2014 is not material.
The Company uses interest rate swaps, including freestanding derivatives and derivatives designated as cash flow hedges, to manage the risk related to its floating rate corporate debt. In connection with such cash flow hedges, the Company recorded net unrealized gains of $1 million, net of tax, to other comprehensive income during each of the years 2013, 2012 and 2011.
The Company uses derivatives to manage the risk associated with its floating rate vehicle-backed debt. These derivatives include freestanding derivatives and derivatives designated as cash flow hedges, which have maturities ranging from August 2014 to November 2018. In connection with such cash flow hedges, the Company did not record any net unrealized gains or losses to other comprehensive income during 2013, and during 2012 and 2011, recorded net unrealized gains of $12 million and $32 million, net of tax, respectively. The Company recorded losses of $1 million, $3 million and $2 million related to freestanding derivatives during 2013, 2012 and 2011, respectively.
Commodity Risk. The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in the Company’s consolidated results of operations. These derivatives resulted in a gain of $1 million in 2013, a gain of $3 million in 2012 and a loss of less than $1 million in 2011.
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
There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2013 or 2012, other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Fiat, Mercedes, Kia, BMW, Toyota, and Renault, and primarily with respect to receivables for program cars that were disposed but for which the Company has not yet received payment from the manufacturers (see Note 2—Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their dispostion and (iii) risks related to leases which have been assumed by Realogy, Wyndham or Travelport but of which the Company is a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. The Company does not normally require collateral or other security to support credit sales.
Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate contracts and commodity contracts.
Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that these derivatives are in a liability position. The aggregate fair value of such derivatives that are in a liability position and the aggregate fair value of assets needed to settle these derivatives as of December 31, 2013 was approximately $2 million, for which the Company has posted cash collateral in the normal course of business.

The Company held derivative instruments with absolute notional values as follows:

	As of December 31,
	2013	2012
Interest rate caps (a)	$8,924	$5,748
Interest rate swaps	850	625
Foreign exchange swaps	746	984
Foreign exchange forward contracts	268	14

Commodity contracts (millions of gallons of unleaded gasoline)	8	—
__________

(a)
Represents $7.1 billion of interest rate caps sold, partially offset by approximately $1.8 billion of interest rate caps purchased at December 31, 2013 and $4.1 billion of interest rate caps sold, partially offset by approximately $1.7 billion of interest rate caps purchased at December 31, 2012. These amounts exclude $5.2 billion and $2.4 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary at December 31, 2013 and 2012, respectively.

Fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2013		As of December 31, 2012
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$2	$1	$—	$1

Derivatives not designated as hedging instruments
Interest rate caps (b)	2	13	—	4
Interest rate swaps (a)	—	—	—	12
Foreign exchange forward contracts and swaps (c)	3	5	3	8
Commodity contracts (c)	—	—	—	—
Total	$7	$19	$3	$25
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 16—Stockholders’ Equity.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2013	2012	2011
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1	$13	$33
Derivatives not designated as hedging instruments (b)
Foreign exchange forward contracts and swaps (c)	27	(31)	(19)
Interest rate caps (d)	4	(15)	(3)
Commodity contracts (e)	1	3	—
Total	$33	$(30)	$11
__________

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)
For the year ended December 31, 2013, included a $20 million gain included in interest expense and a $7 million gain included in operating expenses. For the year ended December 31, 2012, included a $32 million loss in interest expense and a $1 million gain in operating expenses. For the year ended December 31, 2011, included a $46 million loss in transaction-related costs and a $27 million gain in operating expenses.

(d)
For the year ended December 31, 2013, $1 million of expense is included in vehicle interest, net and a $5 million gain is included in interest expense. For the year ended December 31, 2012, amounts are included in vehicle interest, net. For the year ended December 31, 2011, $2 million of expense is included in vehicle interest, net and $1 million of expense is included in interest expense.

(e)	Included in operating expenses.
Debt Instruments

The carrying amounts and estimated fair values of financial instruments are as follows:

	As of December 31, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt, excluding convertible debt	$23	$23	$57	$58
Long-term debt, excluding convertible debt (a)	3,305	3,416	2,720	2,903
Convertible debt (a)	66	159	128	171

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding (a)	$5,656	$5,732	$5,203	$5,391
Vehicle-backed debt (a)	1,668	1,675	1,599	1,613
Interest rate swaps and interest rate caps (b)	13	13	4	4
___________

(a)	The fair value measurements are based on significant observable inputs (Level 2).

(b)	Derivatives in liability position.

20.	Segment Information
The Company’s chief operating decision maker assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments. In identifying its reportable segments, the Company considered the nature of services provided, the geographical areas in which the segments operated and other relevant factors. The Company aggregates two of its operating segments into each of its North America and International reportable segments.
Management evaluates the operating results of each of its reportable segments based upon revenue and “Adjusted EBITDA,” which the Company defines as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, early extinguishment of debt, non-vehicle related interest, transaction-related costs and income taxes. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2013

	North America	International	Truck Rental	Corporate and Other (a)	Total
Net revenues	$5,083	$2,481	$373	$—	$7,937
Vehicle depreciation and lease charges, net	1,262	501	48	—	1,811
Vehicle interest, net	204	48	12	—	264
Adjusted EBITDA	500	240	15	(47)	708
Non-vehicle depreciation and amortization	102	49	1	—	152
Segment assets exclusive of assets under vehicle programs	3,748	1,779	80	225	5,832
Assets under vehicle programs	7,967	2,136	349	—	10,452
Capital expenditures (excluding vehicles)	99	53	—	—	152
__________

(a)	Primarily represents unallocated corporate overhead, receivables from our former subsidiaries and debt financing fees related to our corporate debt.

Year Ended December 31, 2012

	North America	International	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,640	$2,342	$374	$1	$7,357
Vehicle depreciation and lease charges, net	943	483	45	—	1,471
Vehicle interest, net	246	38	13	—	297
Adjusted EBITDA	556	234	33	(21)	802
Non-vehicle depreciation and amortization	78	46	1	—	125
Segment assets exclusive of assets under vehicle programs	3,065	1,740	90	224	5,119
Assets under vehicle programs	7,394	2,300	405	—	10,099
Capital expenditures (excluding vehicles)	72	60	—	—	132
__________

(a)	Primarily represents unallocated corporate overhead, receivables from our former subsidiaries and debt financing fees related to our corporate debt.
Year Ended December 31, 2011

	North America	International	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,495	$1,028	$376	$1	$5,900
Vehicle depreciation and lease charges, net	969	209	45	—	1,223
Vehicle interest, net	263	11	12	—	286
Adjusted EBITDA	442	127	49	(13)	605
Non-vehicle depreciation and amortization	80	14	1	—	95
Segment assets exclusive of assets under vehicle programs	2,112	1,464	88	184	3,848
Assets under vehicle programs	6,674	2,109	307	—	9,090
Capital expenditures (excluding vehicles)	54	10	1	—	65
__________

(a)	Primarily represents unallocated corporate overhead, receivables from our former subsidiaries and debt financing fees related to our corporate debt.

Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

	For the Year Ended December 31,
	2013	2012	2011
Adjusted EBITDA (a)	$708	$802	$605
Less: Non-vehicle related depreciation and amortization	152	125	95
Interest expense related to corporate debt, net	228	268	219
Early extinguishment of debt	147	75	—
Transaction-related costs	51	34	255
Impairment	33	—	—
Income before income taxes	$97	$300	$36
__________

(a)	Adjusted EBITDA includes restructuring costs of $61 million, $38 million and $5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2013
Net revenues	$5,030	$2,907	$7,937
Assets exclusive of assets under vehicle programs	3,729	2,103	5,832
Assets under vehicle programs	7,791	2,661	10,452
Property and equipment, net	424	190	614

2012
Net revenues	$4,637	$2,720	$7,357
Assets exclusive of assets under vehicle programs	3,094	2,025	5,119
Assets under vehicle programs	7,329	2,770	10,099
Property and equipment, net	366	163	529

2011
Net revenues	$4,489	$1,411	$5,900
Assets exclusive of assets under vehicle programs	2,177	1,671	3,848
Assets under vehicle programs	6,553	2,537	9,090
Property and equipment, net	365	128	493

21.	Guarantor and Non-Guarantor Consolidating Financial Statements
The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2013, 2012 and 2011, Consolidating Condensed Balance Sheets as of December 31, 2013 and December 31, 2012 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by ABCR. See Note 13—Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.
Investments in subsidiaries are accounted for using the equity method of accounting for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. For purposes of the accompanying Consolidating Condensed Statements of Operations, certain expenses incurred by the Subsidiary Issuers are allocated to the guarantor and non-guarantor subsidiaries. Certain reclassifications have been made to the 2012 and 2011 consolidating condensed financial statements to correct the classification of intercompany transactions to report them on a gross basis and to conform to the current year presentation. The reclassified amounts had no impact on reported net income, stockholders’ equity, or the net change in cash for the periods presented for the Parent, Subsidiary Issuer, Guarantor Subsidiaries, Non-Guarantor Subsidiaries, Eliminations or the Company on a consolidated basis.

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,786	$1,921	$—	$5,707
Other	—	—	1,098	3,086	(1,954)	2,230
Net revenues	—	—	4,884	5,007	(1,954)	7,937

Expenses
Operating	7	15	2,425	1,627	—	4,074
Vehicle depreciation and lease charges, net	—	—	1,776	1,806	(1,771)	1,811
Selling, general and administrative	35	6	591	387	—	1,019
Vehicle interest, net	—	—	182	265	(183)	264
Non-vehicle related depreciation and amortization	—	2	97	53	—	152
Interest expense related to corporate debt, net:
Interest expense	3	196	—	29	—	228
Intercompany interest expense (income)	(12)	(30)	6	36	—	—
Early extinguishment of debt	53	94	—	—	—	147
Restructuring expense	—	—	25	36	—	61
Transaction-related costs	1	24	3	23	—	51
Impairment	—	33	—	—	—	33
Total expenses	87	340	5,105	4,262	(1,954)	7,840

Income (loss) before income taxes and equity in earnings of subsidiaries	(87)	(340)	(221)	745	—	97
Provision for (benefit from) income taxes	(14)	(124)	156	63	—	81
Equity in earnings of subsidiaries	89	305	682	—	(1,076)	—
Net income	$16	$89	$305	$682	$(1,076)	$16

Comprehensive income	$23	$96	$310	$657	$(1,063)	$23

For the Year Ended December 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,491	$1,806	$—	$5,297
Other	1	—	1,052	2,130	(1,123)	2,060
Net revenues	1	—	4,543	3,936	(1,123)	7,357

Expenses
Operating	—	5	2,305	1,514	—	3,824
Vehicle depreciation and lease charges, net	—	—	902	996	(427)	1,471
Selling, general and administrative	21	—	573	331	—	925
Vehicle interest, net	—	—	234	300	(237)	297
Non-vehicle related depreciation and amortization	—	2	75	48	—	125
Interest expense related to corporate debt, net:
Interest expense	9	246	—	13	—	268
Intercompany interest expense (income)	(18)	(314)	277	55	—	—
Early extinguishment of debt	44	31	—	—	—	75
Restructuring expense	—	—	3	35	—	38
Transaction-related costs	4	1	1	28	—	34
Total expenses	60	(29)	4,370	3,320	(664)	7,057

Income (loss) before income taxes and equity in earnings of subsidiaries	(59)	29	173	616	(459)	300
Provision for (benefit from) income taxes	(8)	(106)	72	52	—	10
Equity in earnings of subsidiaries	341	206	105	—	(652)	—
Net income	$290	$341	$206	$564	$(1,111)	$290

Comprehensive income	$322	$373	$237	$594	$(1,204)	$322

For the Year Ended December 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,393	$945	$—	$4,338
Other	2	—	1,006	1,702	(1,148)	1,562
Net revenues	2	—	4,399	2,647	(1,148)	5,900

Expenses
Operating	3	8	2,241	773	—	3,025
Vehicle depreciation and lease charges, net	—	—	921	868	(566)	1,223
Selling, general and administrative	11	—	564	181	—	756
Vehicle interest, net	—	(1)	243	296	(252)	286
Non-vehicle related depreciation and amortization	—	—	78	17	—	95
Interest expense related to corporate debt, net:
Interest expense	10	208	—	1	—	219
Intercompany interest expense (income)	(14)	(205)	215	4	—	—
Transaction-related costs	71	56	—	128	—	255
Restructuring expense	—	—	2	3	—	5
Total expenses	81	66	4,264	2,271	(818)	5,864

Income (loss) before income taxes and equity in earnings of subsidiaries	(79)	(66)	135	376	(330)	36
Provision for (benefit from) income taxes	(27)	(22)	66	48	—	65
Equity in earnings (loss) of subsidiaries	23	67	(2)	—	(88)	—
Net income (loss)	$(29)	$23	$67	$328	$(418)	$(29)

Comprehensive income (loss)	$(43)	$7	$50	$358	$(415)	$(43)

Consolidating Condensed Balance Sheets
As of December 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14	$242	$12	$425	$—	$693
Receivables, net	—	—	150	469	—	619
Deferred income taxes	1	—	156	21	(1)	177
Other current assets	4	80	82	289	—	455
Total current assets	19	322	400	1,204	(1)	1,944

Property and equipment, net	—	109	312	193	—	614
Deferred income taxes	20	1,142	141	—	(4)	1,299
Goodwill	—	—	342	349	—	691
Other intangibles, net	—	41	519	363	—	923
Other non-current assets	104	96	18	143	—	361
Intercompany receivables	145	210	853	331	(1,539)	—
Investment in subsidiaries	671	2,900	3,347	—	(6,918)	—
Total assets exclusive of assets under vehicle programs	959	4,820	5,932	2,583	(8,462)	5,832

Assets under vehicle programs:
Program cash	—	—	—	116	—	116
Vehicles, net	—	10	9	9,563	—	9,582
Receivables from vehicle manufacturers and other	—	—	—	391	—	391
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	363	—	363
	—	10	9	10,433	—	10,452
Total assets	$959	$4,830	$5,941	$13,016	$(8,462)	$16,284

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$25	$238	$487	$730	$(1)	$1,479
Short-term debt and current portion of long-term debt	65	14	3	7	—	89
Total current liabilities	90	252	490	737	(1)	1,568

Long-term debt	—	2,955	6	344	—	3,305
Other non-current liabilities	98	96	221	436	(4)	847
Intercompany payables	—	844	340	355	(1,539)	—
Total liabilities exclusive of liabilities under vehicle programs	188	4,147	1,057	1,872	(1,544)	5,720
Liabilities under vehicle programs:
Debt	—	11	—	1,670	—	1,681
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,656	—	5,656
Deferred income taxes	—	—	1,984	193	—	2,177
Other	—	1	—	278	—	279
	—	12	1,984	7,797	—	9,793
Total stockholders’ equity	771	671	2,900	3,347	(6,918)	771
Total liabilities and stockholders’ equity	$959	$4,830	$5,941	$13,016	$(8,462)	$16,284

As of December 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$5	$102	$—	$499	$—	$606
Receivables, net	—	—	156	397	—	553
Deferred income taxes	3	1	138	4	—	146
Other current assets	5	73	81	246	—	405
Total current assets	13	176	375	1,146	—	1,710

Property and equipment, net	—	90	276	163	—	529
Deferred income taxes	23	1,216	223	—	(8)	1,454
Goodwill	—	—	74	301	—	375
Other intangibles, net	—	43	341	347	—	731
Other non-current assets	109	80	14	117	—	320
Intercompany receivables	142	972	546	96	(1,756)	—
Investment in subsidiaries	723	2,030	3,293	—	(6,046)	—
Total assets exclusive of assets under vehicle programs	1,010	4,607	5,142	2,170	(7,810)	5,119

Assets under vehicle programs:
Program cash	—	—	—	24	—	24
Vehicles, net	—	7	13	9,254	—	9,274
Receivables from vehicle manufacturers and other	—	—	—	439	—	439
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	7	13	10,079	—	10,099
Total assets	$1,010	$4,614	$5,155	$12,249	$(7,810)	$15,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$22	$250	$490	$659	$—	$1,421
Short-term debt and current portion of long-term debt	—	13	3	41	—	57
Total current liabilities	22	263	493	700	—	1,478

Long-term debt	128	2,712	8	—	—	2,848
Other non-current liabilities	103	79	277	420	(8)	871
Intercompany payables	—	831	372	553	(1,756)	—
Total liabilities exclusive of liabilities under vehicle programs	253	3,885	1,150	1,673	(1,764)	5,197
Liabilities under vehicle programs:
Debt	—	4	—	1,599	—	1,603
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,203	—	5,203
Deferred income taxes	—	—	1,975	188	—	2,163
Other	—	2	—	293	—	295
	—	6	1,975	7,283	—	9,264
Total stockholders’ equity	757	723	2,030	3,293	(6,046)	757
Total liabilities and stockholders’ equity	$1,010	$4,614	$5,155	$12,249	$(7,810)	$15,218

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(3)	$562	$26	$1,736	$(68)	$2,253

Investing activities
Property and equipment additions	—	(26)	(69)	(57)	—	(152)
Proceeds received on asset sales	—	7	4	11	—	22
Net assets acquired (net of cash acquired)	—	(564)	8	19	—	(537)
Intercompany loan receipts	—	233	60	—	(293)	—
Other, net	146	(50)	48	4	(146)	2
Net cash provided by (used in) investing activities exclusive of vehicle programs	146	(400)	51	(23)	(439)	(665)

Vehicle programs:
Decrease in program cash	—	—	—	(79)	—	(79)
Investment in vehicles	—	(44)	(2)	(10,853)	—	(10,899)
Proceeds received on disposition of vehicles	—	40	—	9,369	—	9,409
	—	(4)	(2)	(1,563)	—	(1,569)
Net cash provided by (used in) investing activities	146	(404)	49	(1,586)	(439)	(2,234)

Financing activities
Proceeds from long-term borrowings	—	2,647	—	325	—	2,972
Payments on long-term borrowings	(115)	(2,489)	(3)	(1)	—	(2,608)
Net change in short term borrowings	—	—	—	(36)	—	(36)
Debt financing fees	—	(30)	—	(7)	—	(37)
Purchases of warrants	(78)	—	—	—	—	(78)
Proceeds from sale of call options	104	—	—	—	—	104
Repurchases of common stock	(48)	—	—	—	—	(48)
Intercompany loan payments	—	—	(60)	(233)	293	—
Other, net	3	(146)	—	(68)	214	3
Net cash provided by (used in) financing activities exclusive of vehicle programs	(134)	(18)	(63)	(20)	507	272

Vehicle programs:
Proceeds from borrowings	—	—	—	12,953	—	12,953
Payments on borrowings	—	—	—	(13,115)	—	(13,115)
Debt financing fees	—	—	—	(34)	—	(34)
	—	—	—	(196)	—	(196)
Net cash provided by (used in) financing activities	(134)	(18)	(63)	(216)	507	76
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(8)	—	(8)
Net increase (decrease) in cash and cash equivalents	9	140	12	(74)	—	87
Cash and cash equivalents, beginning of period	5	102	—	499	—	606
Cash and cash equivalents, end of period	$14	$242	$12	$425	$—	$693

For the Year Ended December 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(43)	$272	$70	$1,650	$(60)	$1,889

Investing activities
Property and equipment additions	—	(26)	(43)	(63)	—	(132)
Proceeds received on asset sales	—	8	3	10	—	21
Net assets acquired, (net of cash acquired)	—	—	(1)	(68)	—	(69)
Intercompany loan receipts	224	—	—	—	(224)	—
Other, net	29	(4)	(1)	(8)	(25)	(9)
Net cash provided by (used in) investing activities exclusive of vehicle programs	253	(22)	(42)	(129)	(249)	(189)

Vehicle programs:
Increase in program cash	—	—	—	(13)	—	(13)
Investment in vehicles	—	(4)	(20)	(11,043)	—	(11,067)
Proceeds received on disposition of vehicles	—	3	2	9,191	—	9,196
	—	(1)	(18)	(1,865)	—	(1,884)
Net cash provided by (used in) investing activities	253	(23)	(60)	(1,994)	(249)	(2,073)

Financing activities
Proceeds from long-term borrowings	—	1,152	—	—	—	1,152
Payments on long-term borrowings	(222)	(1,268)	(11)	—	—	(1,501)
Net change in short term borrowings	—	—	—	10	—	10
Debt financing fees	—	(16)	—	—	—	(16)
Purchases of warrants	(29)	—	—	—	—	(29)
Proceeds from sale of call options	43	—	—	—	—	43
Intercompany loan payments	—	(224)	—	—	224	—
Other, net	1	(25)	—	(60)	85	1
Net cash provided by (used in) financing activities exclusive of vehicle programs	(207)	(381)	(11)	(50)	309	(340)

Vehicle programs:
Proceeds from borrowings	—	—	—	12,108	—	12,108
Payments on borrowings	—	—	—	(11,490)	—	(11,490)
Debt financing fees	—	—	—	(28)	—	(28)
	—	—	—	590	—	590
Net cash provided by (used in) financing activities	(207)	(381)	(11)	540	309	250
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	3	(132)	(1)	202	—	72
Cash and cash equivalents, beginning of period	2	234	1	297	—	534
Cash and cash equivalents, end of period	$5	$102	$—	$499	$—	$606

For the Year Ended December 31, 2011

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(32)	$(1,241)	$(236)	$2,661	$426	$1,578

Investing activities
Property and equipment additions	—	(17)	(34)	(14)	—	(65)
Proceeds received on asset sales	—	10	2	2	—	14
Net assets acquired (net of cash acquired)	—	—	(1)	(840)	—	(841)
Intercompany loan advances	(486)	—	—	—	486	—
Intercompany loan receipts	242	—	—	—	(242)	—
Other, net	(34)	(1)	—	(4)	32	(7)
Net cash (used in) provided by investing activities exclusive of vehicle programs	(278)	(8)	(33)	(856)	276	(899)

Vehicle programs:
Increase in program cash	—	—	—	(11)	—	(11)
Investment in vehicles	—	(73)	(3)	(8,583)	—	(8,659)
Proceeds received on disposition of vehicles	—	11	7	7,178	—	7,196
Investment in debt securities of AESOP – related party	(400)	—	—	—	—	(400)
Investment in debt securities of AESOP – related party	400	—	—	—	—	400
	—	(62)	4	(1,416)	—	(1,474)
Net cash provided by (used in) investing activities	(278)	(70)	(29)	(2,272)	276	(2,373)

Financing activities
Proceeds from long-term borrowings	—	682	—	—	—	682
Payments on long-term borrowings	—	(4)	(4)	(660)	—	(668)
Net change in short-term borrowings	—	—	—	(97)	—	(97)
Debt financing fees	(38)	(40)	—	—	—	(78)
Intercompany loan borrowings	—	486	—	—	(486)	—
Intercompany loan payments	—	(242)	—	—	242	—
Other, net	93	152	268	(54)	(458)	1
Net cash provided by (used in) financing activities exclusive of vehicle programs	55	1,034	264	(811)	(702)	(160)

Vehicle programs:
Proceeds from borrowings	—	—	—	10,534	—	10,534
Payments on borrowings	—	—	—	(9,917)	—	(9,917)
Debt financing fees	—	(2)	(1)	(30)	—	(33)
	—	(2)	(1)	587	—	584
Net cash provided by (used in) financing activities	55	1,032	263	(224)	(702)	424
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(6)	—	(6)
Net increase (decrease) in cash and cash equivalents	(255)	(279)	(2)	159	—	(377)
Cash and cash equivalents, beginning of period	257	513	3	138	—	911
Cash and cash equivalents, end of period	$2	$234	$1	$297	$—	$534

22.	Selected Quarterly Financial Data—(unaudited)
Provided below are selected unaudited quarterly financial data for 2013 and 2012.
The earnings per share information is calculated independently for each quarter based on the weighted average number of common stock and common stock equivalents outstanding, which may fluctuate, based on quarterly income levels and market prices. Therefore, the sum of the quarters’ per share information may not equal the annual amount presented on the Consolidated Statements of Operations.

	2013
	First (a) (b)	Second (a) (c)	Third (d)	Fourth (a) (e)
Net revenues	$1,691	$2,002	$2,395	$1,849
Net income (loss)	(46)	(28)	118	(28)

Per share information:
Basic
Net income (loss)	$(0.43)	$(0.26)	$1.09	$(0.26)
Weighted average shares	107.7	108.4	108.3	107.1

Diluted
Net income (loss)	$(0.43)	$(0.26)	$1.02	$(0.26)
Weighted average shares	107.7	108.4	116.2	107.1

	2012
	First (a) (f)	Second (g)	Third (h)	Fourth (a) (i)
Net revenues	$1,623	$1,866	$2,170	$1,698
Net income (loss)	(23)	79	280	(46)

Per share information:
Basic
Net income (loss)	$(0.22)	$0.74	$2.62	$(0.43)
Weighted average shares	105.9	106.7	106.8	106.9

Diluted
Net income (loss)	$(0.22)	$0.66	$2.38	$(0.43)
Weighted average shares	105.9	121.9	118.0	106.9
___________

(a)
As the Company incurred a loss from continuing operations for this period, all outstanding stock options, restricted stock units, stock warrants and issuable shares underlying convertible notes are anti-dilutive for such period. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

(b)
Net income (loss) for first quarter 2013 includes $40 million ($39 million, net of tax) for costs related to the early extinguishment of corporate debt, $10 million ($7 million, net of tax) in restructuring expenses, $8 million ($6 million, net of tax) for transaction-related costs primarily related to the integration of Avis Europe and the acquisition of Zipcar, and $4 million ($3 million, net of tax) for amortization expense related to intangible assets recognized in the acquisitions of Avis Europe and Zipcar.

(c)
Net income (loss) for second quarter 2013 includes $91 million ($56 million, net of tax) for costs related to the early extinguishment of corporate debt, $19 million ($16 million, net of tax) for transaction-related costs primarily related to the integration of Avis Europe and the acquisition and integration of Zipcar, $15 million ($10 million, net of tax) in restructuring expenses and $6 million ($4 million, net of tax) for amortization expense related to intangible assets recognized in the acquisitions of Avis Europe and Zipcar.

(d)
Net income (loss) for third quarter 2013 includes a $10 million ($7 million, net of tax) for transaction-related costs primarily related to the integration of Avis Europe and the acquisition of Payless, $14 million ($9 million, net of tax) in restructuring expenses, $6 million ($4 million, net of tax) for amortization expense related to intangible assets recognized in the acquisitions of Avis Europe and Zipcar and $33 million ($33 million, net of tax) for the impairment of our equity-method investment in our Brazilian licensee.

(e)
Net income (loss) for fourth quarter 2013 includes $16 million ($14 million, net of tax) for the early extinguishment of corporate debt, $22 million ($15 million, net of tax) in restructuring expenses, $14 million ($12 million, net of tax) for transaction-related costs primarily related to the integration of Avis Europe and Zipcar and $7 million ($4 million, net of tax) for amortization expense related to intangible assets recognized in the acquisitions of Avis Europe and Zipcar.

(f)
Net income (loss) for first quarter 2012 includes $27 million ($23 million, net of tax) for costs related to the early extinguishment of corporate debt, $7 million ($5 million, net of tax) in restructuring expenses, $6 million ($5 million, net of tax) for transaction-related costs primarily related to the integration of the operations of Avis Europe and $5 million ($4 million, net of tax) for amortization expense related to intangible assets recognized in the acquisition of Avis Europe.

(g)
Net income (loss) for second quarter 2012 includes $23 million ($21 million, net of tax) for the early extinguishment of corporate debt, $12 million ($8 million, net of tax) in restructuring expenses, $4 million ($2 million, net of tax) of transaction-related costs primarily related to the integration of the operations of Avis Europe and $3 million ($2 million, net of tax) for amortization expense related to intangible assets recognized in the acquisition of Avis Europe.

(h)
Net income (loss) for third quarter 2012 includes a $128 million non-cash income tax benefit for pre-2007 taxes, $11 million ($10 million, net of tax) of transaction-related costs primarily related to the integration of the operations of Avis Europe, $7 million ($5 million, net of tax) in restructuring expenses, $4 million ($3 million, net of tax) for amortization expense related to intangible assets recognized in the acquisition of Avis Europe, and $2 million ($1 million, net of tax) for the early extinguishment of corporate debt.

(i)
Net income (loss) for fourth quarter 2012 includes $23 million ($16 million, net of tax) for the early extinguishment of corporate debt, $13 million ($13 million, net of tax) of transaction-related costs primarily related to the integration of Avis Europe, $12 million ($9 million, net of tax) in restructuring expenses and $4 million ($2 million, net of tax) for amortization expense related to intangible assets recognized in the Avis Europe acquisition.

23.	Subsequent Events

In February 2014, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $675 million in five-year asset-backed notes with a weighted average interest rate of 2.60%. The proceeds from the borrowings will provide funds for the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expensed	Other Adjustments	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2013	$40	$15	$10	$(15)	$50
2012	21	27	—	(8)	40
2011	16	9	—	(4)	21

Tax Valuation Allowance:
Year Ended December 31,
2013 (a)	$298	$27	$22	$—	$347
2012	273	25	—	—	298
2011 (a)	192	16	65	—	273
__________

(a)	For 2013 and 2011, other adjustments relate to the acquisition of Zipcar and Avis Europe, respectively.

G-1

EXHIBIT NO.	DESCRIPTION
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

4.2
Indenture dated as of October 15, 2010 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 18, 2010).

4.2(a)
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

4.2(b)
Supplemental Indenture, dated as of June 21, 2013, to the Indenture, dated as of October 15, 2010, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.6(c) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-189524, dated June 21, 2013).

4.3	Form of 8.25% Senior Notes Due 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 18, 2010).
4.4
Indenture dated as of October 3, 2011 between AE Escrow Corporation and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 14, 2011).

4.4(a)
Supplemental Indenture dated as of October 10, 2011 among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, and the other guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2011).

4.4(b)
Supplemental Indenture, dated as of June 21, 2013, to the Indenture, dated as of October 3, 2011, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers (successors to AE Escrow Corporation ), the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.7(c) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-189524, dated June 21, 2013).

4.5	Form of 9.75% Senior Notes Due 2020 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 5, 2011).
4.6
Indenture dated as of November 8, 2012 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2012).

4.6(a)
Supplemental Indenture, dated as of June 21, 2013, to the Indenture, dated as of November 8, 2012, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.9(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-189524, dated June 21, 2013).

4.7	Form of 4.875% Senior Notes Due 2017 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2012).
4.8
Indenture dated as of March 7, 2013 among Avis Budget Finance, plc, as Issuer, the Guarantors from time to time parties thereto, Bank of Nova Scotia Trust Company of New York as Trustee and Citibank, N.A., London Branch, as paying agent and note registrar (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 11, 2013).

4.8(a)
Supplemental Indenture, dated as of June 21, 2013, to the Indenture, dated as of March 7, 2013, by and among Avis Budget Finance plc, as Issuer, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.11(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-189524,dated June 21, 2013).

4.9	Form of 6.0% Senior Notes Due 2021 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 11, 2013).
4.10
Indenture, dated as of April 3, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 8, 2013).

4.10(a)
Supplemental Indenture, dated as of June 21, 2013, to the Indenture, dated as of April 3, 2013, by and among Avis Budget Finance plc, as Issuer, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.12(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-189524, dated June 21, 2013).

4.11	Form of 5.50% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 8, 2013).
4.12
Indenture dated as of November 25, 2013 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 2, 2013).

4.13	Form of Floating Rate Senior Notes Due 2017 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 2, 2013).
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

10.3	Agreement between Avis Budget Group, Inc. and Larry D. De Shon dated December 19, 2008 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 31, 2008).†
10.3(a)	Amendment dated January 22, 2014 to Agreement between Avis Budget Group, Inc. and Larry D. De Shon dated December 19, 2008.†
10.4
Agreement between Avis Budget Group, Inc. and Patric T. Siniscalchi dated December 19, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†

10.4(a)	Amendment dated January 23, 2014 to Agreement between Avis Budget Group, Inc. Patric T. Siniscalchi dated December 19, 2008.†
10.5
Agreement between Avis Budget Group, Inc. and Thomas Gartland dated April 21, 2008 (Incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 dated February 23, 2010).†

10.5(a)
Agreement between Avis Budget Group, Inc. and Thomas Gartland dated December 19, 2008 (Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, dated February 24, 2010).†

10.5(b)	Amendment dated January 21, 2014 to Agreement between Avis Budget Group, Inc. and Thomas Gartland dated December 19, 2008.†
10.6
Form of Avis Budget Group, Inc. Severance Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, dated February 24, 2010).†

10.7	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997, dated June 16, 1997).†
10.7(a)
Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).†

10.7(b)
Amendment to 1997 Stock Option Plan dated March 19, 2002 (Incorporated by reference to Exhibit 10.11(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, dated March 5, 2003).†

10.7(c)
Amendment to 1997 Stock Option Plan dated December 2011 (Incorporated by reference to Exhibit 10.10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, dated February 29, 2012).†

10.8	Avis Budget Group, Inc. Amended and Restated 2007 Equity and Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated April 17, 2012).†
10.9
1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).†

10.9(a)
Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.9(b)
Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.9(c)
Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.10	Amendment to Certain Stock Plans (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 5, 2003).†
10.11	Amendment to Various Equity-Based Plans (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).†
10.12	Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 18, 2009).†
10.12(a)
Amendment No. 1 to the Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.17(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).†

10.13
Form of Award Agreement-Restricted Stock Units (Incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, dated February 29, 2012).†

10.14	Form of Award Agreement-Stock Appreciation Rights (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 4, 2006).†
10.15	Form of Award Agreement-Stock Options (Incorporated by reference to Exhibit 10.15(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†
10.16	Form of Award Agreement-Stock Options (Incorporated by reference to Exhibit 10.15(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†
10.17	Form of Other Stock or Cash-Based Award Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, dated August 6, 2009).†
10.18
Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, amended and restated as of January 1, 2013 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 dated February 21, 2013).†

10.19
Avis Budget Group, Inc. Deferred Compensation Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†

10.20
Avis Budget Group, Inc. Savings Restoration Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†

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

10.23(a)
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

10.29
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

10.30
Purchase Agreement by and among Cendant Corporation*, Affinity Acquisition, Inc. and Affinity Acquisition Holdings, Inc. dated as of July 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.30(a)
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

10.31	Agreement dated October 1, 2012 between Avis Budget Car Rental, LLC and General Motors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2012).††
10.32	Agreement dated August 23, 2013 between Avis Budget Car Rental, LLC and General Motors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2013).††
10.33
Avis Budget Car Rental 2013 Model Year Program Letter dated November 7, 2012 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2012).††

10.34
Avis Budget Car Rental 2014 Model Year Program Letter dated October 26, 2013 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2013).††

10.35
Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.35(a)
Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.35(b)
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

10.35(c)
Supplemental Indenture No. 3, dated as of August 16, 2013, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004.

10.36
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

10.36(a)
First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as a Permitted Nominee, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.36(b)
Second Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as a Permitted Nominee, Quartx Fleet Management, Inc., as a Permitted Nominee, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.8 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.36(c)
Third Amendment, dated as of August 16, 2013, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as a Permitted Nominee, Quartx Fleet Management, Inc., as a Permitted Nominee, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004.

10.37
Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.37(a)
First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.37(b)
Second Amendment, dated as of the May 9, 2007, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.7 the Company Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.37(c)
Third Amendment, dated as of August 16, 2013, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004.

10.38
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

10.38(c)
Fourth Amendment, dated as of August 16, 2013, among AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC, as Lessee and as the Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004.

10.39
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

10.39(c)
Fourth Amendment, dated as of August 16, 2013, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004.

10.40
AESOP I Operating Sublease Agreement dated as of March 26, 2013 between Zipcar, Inc. and Avis Budget Car Rental, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 dated May 8, 2013).

10.41
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

10.41(a)
First Amendment, dated as of August 16, 2013, among Avis Budget Rental Car Funding (AESOP) LLC, AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, LLC, Budget Rent A Car System, Inc. and Avis Budget Car Rental, LLC, as Administrator, to the Second Amended and Restated Administration Agreement dated as of June 3, 2004.

10.42
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

10.44
Series 2010-4 Supplement, dated as of October 28, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-4 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

10.45
Series 2010-5 Supplement, dated as of October 28, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2010-5 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

10.45(a)
Second Amended and Restated Series 2010-6 Supplement, dated as of November 5, 2013, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 7, 2013).

10.46
Series 2011-1 Supplement, dated as of May 3, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-1 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.47
Series 2011-2 Supplement, dated as of May 3, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2011-2 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.48
Amended and Restated Series 2011-3 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-3 Agent (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.49
Amended and Restated Series 2011-5 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-5 Agent (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.50
Series 2012-1 Supplement, dated as of March 22, 2012, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2012-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2012).

10.51
Amended and Restated Series 2012-2 Supplement, dated as of September 9, 2013, between Avis Budget Car Funding (AESOP) LLC and The Bank of New York Mellon Trust company, N.A., as trustee and as Series 2012-2 Agent (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.52
Amended and Restated Series 2012-3 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2012-3 Agent (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.53
Amended and Restated Series 2013-1 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2013-1 Agent (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.54
Amended and Restated Series 2013-2 Supplement, dated as of February 12, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2013-2 Agent.

10.55
Series 2014-1 Supplement, dated as of February 12, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2014-1 Agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 18, 2014).

10.56
Second Amended and Restated Credit Agreement, dated as of August 2, 2013, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Deutsche Bank Securities Inc. as syndication agent, Citicorp USA, Inc., Bank of America, N.A., Barclays Bank PLC and Credit Agricole Corporate and Investment Bank and The Royal Bank of Scotland PLC, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 6, 2013).

10.57
Amended and Restated Guarantee & Collateral Agreement, dated as of May 3, 2011, among made by each of the signatories thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.58
Purchase Agreement dated as of October 7, 2009, by and among Avis Budget Group, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.59
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

10.60
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

10.61
Purchase Agreement, by and among AE Escrow Corporation, Avis Budget Group, Inc. and Morgan Stanley & Co. LLC for itself and on behalf of the several initial purchasers, dated September 21, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2011).

10.62
Registration Rights Agreement, dated October 3, 2011, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Morgan Stanley & Co. LLC, and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2011).

10.63
Purchase Agreement, dated as of March 26, 2012, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, the subsidiary guarantors party thereto, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, dated May 9, 2012).

10.64
Registration Rights Agreement, dated March 29, 2012, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, dated May 9, 2012).

10.65
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

10.66
Registration Rights Agreement, dated November 8, 2012, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2012).

10.67
Purchase Agreement, dated as of February 28, 2013, by and among Avis Budget Finance, plc, as issuer, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Citigroup Global Markets Limited, for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2013).

10.68
Purchase Agreement, dated as of March 19, 2013, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2013).

10.69
Registration Rights Agreement, dated as of April 3, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Barclays Capital Inc., and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2013).

10.70
Purchase Agreement, dated as of November 20, 2013, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Citigroup Global Markets, Inc. as the initial purchaser Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2013).

10.71
Registration Rights Agreement, dated November 25, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2013).

10.72
Agreement of Resignation, Appointment And Acceptance, dated as of September 5, 2013, by and among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., The Bank of Nova Scotia Trust Company of New York, as the retiring trustee, and Deutsche Bank Trust Company Americas, as the successor trustee under the indentures described therein (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.73
Agreement of Resignation, Appointment And Acceptance, dated as of September 5, 2013, by and among Avis Budget Finance, The Bank of Nova Scotia Trust Company of New York, as the retiring trustee, and Deutsche Bank Trust Company Americas, as the successor trustee under the indenture dated as of March 7, 2013 (as amended and supplemented) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.74
Agreement of Resignation, Appointment And Acceptance, dated as of September 5, 2013, by and among Avis Budget Car Rental, LLC, Avis Budget Group, Inc., The Bank of Nova Scotia Trust Company of New York, as the retiring trustee, and Deutsche Bank Trust Company Americas, as the successor trustee under the indenture dated as of October 13, 2009 (as amended and supplemented) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

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

10.77
Administration Agreement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 27, 2010, dated May 6, 2011).

10.78
Master Motor Vehicle Lease Agreement, dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 27, 2010).

10.79
Global Amendment dated as of February 17, 2011, to the Trust Indenture dated as of August 26, 2010 and certain related agreements, by and among Aviscar Inc., Budgetcar Inc., 2233516 Ontario Inc., WTH Car Rental ULC, WTH Funding Limited Partnership, BNY Trust Company Of Canada, Bay Street Funding Trust, Canadian Master Trust, Deutsche Bank Ag, Canada Branch, Lord Securities Corporation, and Fiserv Automotive Solutions, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, dated May 6, 2011).

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

10.81
Third Global Amendment, dated as of November 27, 2012, among Aviscar Inc., Budgetcar Inc., WTH Funding Limited Partnership, WTH Car Rental ULC, Montreal Trust Company Of Canada, BNY Trust Company Of Canada as noteholder and Indenture Trustee, and Avis Budget Car Rental, LLC (Incorporated by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, dated February 21, 2013).

10.82
Fourth Global Amendment dated as of August 21, 2013, among Aviscar Inc., Budgetcar Inc., Zipcar Canada, Inc., WTH Funding Limited Partnership, WTH Car Rental ULC, BNY Trust Company Of Canada as noteholder and Indenture Trustee, Bay Street Funding Trust, Canadian Master Trust, and Avis Budget Car Rental, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended September 30, 2013, dated November 1, 2013).

10.83
Amended and Restated Base Indenture, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, dated February 24, 2011).

10.84
Amended and Restated Administration Agreement (Group I), dated as of March 9, 2010, among Centre Point Funding, LLC, Budget Truck Rental LLC, as Administrator, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, dated February 24, 2011).

10.85
Second Amended and Restated Master Motor Vehicle Operating Lease Agreement (Group I), dated March 14, 2012, among, Centre Point Funding, LLC, as Lessor, Budget Truck Rental LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, dated May 9, 2012).

10.86
Administration Agreement (Group II), dated as of March 9, 2010, among Centre Point Funding, LLC, Budget Truck Rental LLC, as Administrator, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, dated February 24, 2011).

10.87
Master Motor Vehicle Operating Lease Agreement (Group II), dated March 9, 2010, among, Centre Point Funding, LLC, as Lessor, Budget Truck Rental LLC, as Administrator and as Lessee, and Avis Budget Car Rental, LLC, as Guarantor (Incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, dated February 24, 2011).

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

10.90
Subordinated Loan Agreement dated March 5, 2013, among CarFin Finance International Limited, Deutsche Bank AG, London Branch, Deutsche Trustee Company Limited, and Avis Finance Company Ltd as Subordinated Lender (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 11, 2013).††

10.91
Framework Agreement dated March 5, 2013 among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, the Initial Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 11, 2013).††

10.92
Second Amendment Agreement, dated April 15, 2013, to the Framework Agreement, the Master Definitions Agreement, the Issuer Note Issuance Facility Agreement, the Central Servicing Agreement, the Issuer Subordinated Facility Agreement, and the Issuer Cash Management Agreement each dated as of March 5, 2013, between, among others, CarFin Finance International Limited, Crédit Agricole Corporate and Investment Bank, Deutsche Trustee Company Limited, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, and certain other entities named therein (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 dated August 7, 2013).

10.93
Master Definitions Agreement dated March 5, 2013, among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, the Initial Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 11, 2013).††

10.94
Amendment Letter, dated March 19, 2013, to the Framework Agreement dated March 5, 2013 and the Master Definitions Agreement dated March 5, 2013 between, among others, Avis Finance Company Limited, Avis Budget Italia S.p.A. FleetCo S.A.p.A., FinCar Fleet B.V. and Avis Budget Italia S.p.A., Avis Budget Car Rental, LLC, Avis Budget EMEA Limited, Avis Alquile un Coche S.A., Avis Budget Autovermietung GmbH & Co. KG, Crédit Agricole Corporate and Investment Bank the Initial Senior Noteholders named therein, and Deutsche Trustee Company Limited (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 dated May 8, 2013).

10.95
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

10.96
Fleetco Spanish Facility Agreement dated March 5, 2013, among CarFin Finance International Limited, FinCar Fleet B.V., Sucursal en España, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.97
Fleetco German Facility Agreement dated March 5, 2013, among CarFin Finance International Limited, FinCar Fleet B.V., Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.98
Master German Fleet Purchase Agreement dated March 5, 2013 among FinCar Fleet B.V., Avis Budget Autovermietung Gmbh & Co. Kg, and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.99
Spanish Master Lease Agreement dated March 5, 2013, among FinCar Fleet B.V., Sucursal en España, Avis Alquile un Coche, S.A. and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.100
Amended and Restated Italian Master Lease Agreement dated March 5, 2013 among Avis Budget Italia S.p.A., Fleet Co. S.A.p.A., Avis Budget Italia S.p.A. and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.101
Spanish Servicing Agreement dated March 5, 2013 among FinCar Fleet B.V., Sucursal en España, Avis Alquile un Coche, S.A. and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated March 11, 2013).††

10.102
Amended and Restated Italian Servicing Agreement dated March 5, 2013 among Avis Budget Italia S.p.A., Fleet Co. S.A.p.A., Avis Budget Italia S.p.A. and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated March 11, 2013).††

10.103
Finco Payment Guarantee dated March 5, 2013, among Avis Finance Company Limited in favor of FinCar Fleet B.V., FinCar Fleet B.V., Sucursal en España, Avis Budget Italia S.p.A. Fleet Co. S.A.p.A. and Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.104
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
____________________

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