Form 10-Q
period 2014-03-31
AVIS BUDGET GROUP, INC.
filed 2014-05-08
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the issuer’s common stock was 105,396,505 shares as of April 30, 2014.

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

•
a change in our fleet costs as a result of a change in the cost of new vehicles, manufacturer recalls, disruption in the supply of new vehicles, and/or a change in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2013 Annual Report on Form 10-K may contain forward-looking statements and involve uncertainties that could cause actual results to differ materially from those projected in such statements. Such statements are based upon assumptions and known risks and uncertainties.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Vehicle rental	$1,329	$1,217
Other	533	474
Net revenues	1,862	1,691

Expenses
Operating	1,000	931
Vehicle depreciation and lease charges, net	433	386
Selling, general and administrative	248	224
Vehicle interest, net	64	57
Non-vehicle related depreciation and amortization	41	34
Interest expense related to corporate debt, net:
Interest expense	56	58
Early extinguishment of debt	—	40
Transaction-related costs	8	8
Restructuring expense	7	10
Total expenses	1,857	1,748

Income (loss) before income taxes	5	(57)
Provision for (benefit from) income taxes	1	(11)

Net income (loss)	$4	$(46)

Comprehensive income (loss)	$7	$(69)

Earnings (loss) per share
Basic	$0.03	$(0.43)
Diluted	$0.03	$(0.43)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$841	$693
Receivables, net	646	619
Deferred income taxes	174	177
Other current assets	501	455
Total current assets	2,162	1,944

Property and equipment, net	613	614
Deferred income taxes	1,264	1,299
Goodwill	713	691
Other intangibles, net	932	923
Other non-current assets	362	361
Total assets exclusive of assets under vehicle programs	6,046	5,832

Assets under vehicle programs:
Program cash	104	116
Vehicles, net	10,617	9,582
Receivables from vehicle manufacturers and other	240	391
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	363
	11,323	10,452
Total assets	$17,369	$16,284

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,474	$1,479
Short-term debt and current portion of long-term debt	393	89
Total current liabilities	1,867	1,568

Long-term debt	3,303	3,305
Other non-current liabilities	840	847
Total liabilities exclusive of liabilities under vehicle programs	6,010	5,720

Liabilities under vehicle programs:
Debt	1,640	1,681
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,359	5,656
Deferred income taxes	2,141	2,177
Other	516	279
	10,656	9,793
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 million shares; issued 137,081,117 and 137,081,056 shares	1	1
Additional paid-in capital	7,729	7,893
Accumulated deficit	(2,356)	(2,360)
Accumulated other comprehensive income	120	117
Treasury stock, at cost—31,457,613 and 30,515,721 shares	(4,791)	(4,880)
Total stockholders’ equity	703	771
Total liabilities and stockholders’ equity	$17,369	$16,284

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income (loss)	$4	$(46)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	407	353
Gain on sale of vehicles, net	(11)	—
Non-vehicle related depreciation and amortization	41	34
Amortization of debt financing fees	9	11
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(27)	(57)
Income taxes and deferred income taxes	1	(21)
Accounts payable and other current liabilities	(71)	(35)
Other, net	37	61
Net cash provided by operating activities	390	300

Investing activities
Property and equipment additions	(36)	(21)
Proceeds received on asset sales	3	4
Net assets acquired (net of cash acquired)	(124)	(476)
Other, net	(7)	26
Net cash used in investing activities exclusive of vehicle programs	(164)	(467)

Vehicle programs:
Decrease (increase) in program cash	12	(24)
Investment in vehicles	(3,275)	(3,111)
Proceeds received on disposition of vehicles	2,470	2,394
	(793)	(741)
Net cash used in investing activities	(957)	(1,208)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Financing activities
Proceeds from long-term borrowings	295	1,225
Payments on long-term borrowings	(5)	(788)
Net change in short-term borrowings	11	(31)
Purchases of warrants	—	(28)
Proceeds from sale of call options	—	37
Repurchases of common stock	(67)	—
Debt financing fees	(5)	(10)
Other, net	(1)	2
Net cash provided by financing activities exclusive of vehicle programs	228	407

Vehicle programs:
Proceeds from borrowings	3,775	3,762
Payments on borrowings	(3,280)	(3,279)
Debt financing fees	(7)	(17)
	488	466
Net cash provided by financing activities	716	873

Effect of changes in exchange rates on cash and cash equivalents	(1)	(2)

Net increase (decrease) in cash and cash equivalents	148	(37)
Cash and cash equivalents, beginning of period	693	606
Cash and cash equivalents, end of period	$841	$569

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

The Company operates the following business segments:

•
North America—provides car rentals in the United States and vehicle rentals in Canada, as well as ancillary products and services, and operates the Company’s Zipcar car sharing business in North America.

•
International—provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in Europe, the Middle East, Africa, Asia, South America, Central America, the Caribbean, Australia and New Zealand, and operates the Company's car sharing business in certain of these markets.

•	Truck Rental—provides truck rentals and ancillary products and services to consumers and commercial users in the United States.

In conjunction with a change in the Company’s management structure, the financial results of the Company’s Zipcar operations outside of North America will now be reported in the Company’s International segment rather than in the Company’s North America segment. The Company’s business segment financial information presented in these Notes to Consolidated Condensed Financial Statements has been recast to conform with the Company’s current business segment reporting alignment for all periods presented. The Company’s consolidated condensed results were not affected by this change.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K.

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

Currency Transactions. The Company records the gain or loss of foreign-currency transactions on certain intercompany loans and gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended March 31, 2014 and 2013, the Company recorded losses of $2 million and $4 million, respectively, on such items.

Adoption of New Accounting Standards

On January 1, 2014, the Company adopted, as required, Accounting Standards Update No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligations Is Fixed at the Reporting Date,” which requires companies to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

2.	Restructuring Activities

Subsequent to the acquisition of Avis Europe, the Company began a restructuring initiative, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes. During the three months ended March 31, 2014, as part of this process, the Company formally communicated the termination of employment to approximately 130 employees and recorded $7 million of expense in connection with these initiatives. These expenses primarily represent severance, outplacement services and other costs associated with employee terminations. As of March 31, 2014, the Company has terminated approximately 90 of these employees. The Company expects further restructuring expense of approximately $15 million to be incurred in 2014.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reportable segments, and by category, for restructuring expense and corresponding payments and utilizations:

	North America	International	Total
Balance as of January 1, 2014	$1	$21	$22
Restructuring expense	1	6	7
Cash payment/utilization	(1)	(11)	(12)
Balance as of March 31, 2014	$1	$16	$17

	Personnel Related	Facility Related	Total
Balance as of January 1, 2014	$17	$5	$22
Restructuring expense	7	—	7
Cash payment/utilization	(12)	—	(12)
Balance as of March 31, 2014	$12	$5	$17

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2014	2013
Net income (loss) for basic and diluted EPS	$4	$(46)

Basic weighted average shares outstanding	106.6	107.7
Options, warrants and non-vested stock (a) (b)	2.0	—
Convertible debt (c) (d)	—	—
Diluted weighted average shares outstanding	108.6	107.7

Earnings per share:
Basic	$0.03	$(0.43)
Diluted	$0.03	$(0.43)
__________

(a)	For the three months ended March 31, 2014, the number of anti-dilutive securities which were excluded from the computation of diluted earnings per share was not significant.

(b)
As the Company incurred a net loss for the three months ended March 31, 2013, 1.5 million outstanding options, 4.7 million warrants and 3.4 million non-vested stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

(c)
For the three months ended March 31, 2014, 4.0 million issuable shares underlying the 3½% convertible notes due 2014 have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

(d)
For the three months ended March 31, 2013, 4.7 million issuable shares underlying the 3½% convertible notes due 2014 have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

4.	Acquisitions

Edmonton

In February 2014, the Company completed the acquisition of its Budget licensee for Edmonton and certain other cities in Alberta for approximately $33 million, plus $86 million for acquired fleet. The investment will enable the Company to expand its footprint of Company-operated locations in Canada. The acquired fleet was financed under the Company's existing vehicle financing arrangements in Canada. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s North America segment and most of which is expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change. In connection with this acquisition, approximately $17 million was recorded in identifiable intangible assets (consisting of $11 million related to customer relationships and $6 million related to the reacquired license agreements) and $9 million was recorded in goodwill. The customer relationships will be amortized over a weighted average useful life of approximately 12 years and the license agreements will be amortized over approximately 4 years. In addition, at the time of the acquisition, the Company recorded a $3 million non-cash charge related to the unfavorable license rights reacquired by the Company.

Portugal

In February 2014, the Company reacquired the right to operate the Budget brand in Portugal for approximately $15 million. Approximately $9 million of the total consideration was paid during first quarter 2014 and the remainder is expected to be paid in 2014. The fair value of the intangible assets acquired has not yet been finalized and is therefore subject to change. In connection with this acquisition, approximately $2 million was recorded within license agreements and $13 million was recorded in goodwill. The license agreements will be amortized over 2 years. The goodwill, which was assigned to the Company’s International segment, is expected to be deductible for tax purposes.

Brazil

In August 2013, the Company acquired a 50% ownership stake in its Brazilian licensee for $53 million, of which the remaining consideration of $6 million was paid during first quarter 2014.

Zipcar

In March 2013, the Company completed the acquisition of the entire issued share capital of Zipcar, the leading car sharing company, for $473 million, net of acquired cash. Differences between the preliminary allocation of the purchase price and the final allocation were not material.

5.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)(b)	$280	$55	$225	$272	$52	$220
Customer relationships (a)	177	39	138	166	35	131
Other	2	1	1	2	1	1
Total	$459	$95	$364	$440	$88	$352

Unamortized Intangible Assets
Goodwill (a)(b)	$713			$691
Trademarks	$568			$571
__________

(a)	The increases in carrying amounts reflect the acquisition of the Budget licensee for Edmonton.

(b)	The increases in carrying amounts reflect the reacquired right to operate the Budget brand in Portugal.

Amortization expense relating to all intangible assets was approximately $7 million and $5 million during first quarter 2014 and 2013, respectively. Based on the Company’s amortizable assets at March 31, 2014, the Company expects amortization expense of approximately $25 million for the remainder of 2014 and approximately $31 million for each of the five fiscal years thereafter.

6.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	March 31,	December 31,
	2014	2013
Rental vehicles	$11,657	$10,234
Less: Accumulated depreciation	(1,388)	(1,411)
	10,269	8,823
Vehicles held for sale	348	759
Vehicles, net	$10,617	$9,582

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2014	2013
Depreciation expense	$407	$353
Lease charges	37	33
Gain on sales of vehicles, net	(11)	—
Vehicle depreciation and lease charges, net	$433	$386

At March 31, 2014 and 2013, the Company had purchases of vehicles included in payables of $498 million and $496 million, respectively, and sales of vehicles included in receivables of $231 million and $285 million, respectively.

7.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2014 is a provision of 20.0%. Such rate differs from the Federal statutory rate of 35.0% primarily due to state income taxes.

The Company’s effective tax rate for the three months ended March 31, 2013 was a benefit of 19.3%. Such rate differs from the Federal statutory rate of 35.0% primarily due to the treatment of the expenses for the early extinguishment of corporate debt.

8.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	March 31,	December 31,
		2014	2013
3½% Convertible Notes (a)	October 2014	$66	$66
4⅞% Senior Notes	November 2017	300	300
Floating Rate Senior Notes (b)	December 2017	247	247
8¼% Senior Notes (c)	January 2019	691	691
Floating Rate Term Loan (d)	March 2019	988	989
9¾% Senior Notes	March 2020	223	223
6% Euro-denominated Senior Notes	March 2021	638	344
5½% Senior Notes	April 2023	500	500
		3,653	3,360
Other		43	34
Total		3,696	3,394
Less: Short-term debt and current portion of long-term debt		393	89
Long-term debt		$3,303	$3,305
__________

(a)	As of March 31, 2014, the 3½% convertible notes are convertible by the holders into approximately 4 million shares of the Company’s common stock.

(b)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.00% at March 31, 2014; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(c)	As of March 31, 2014, the Company called $292 million of the 8¼% Senior Notes due 2019 for redemption; accordingly, these are included in current portion of long-term debt.

(d)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of March 31, 2014, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

In March 2014, the Company issued €200 million (approximately $275 million) of additional 6% Euro-denominated Senior Notes due 2021. These additional notes were sold at 106.75% of their face value, for aggregate proceeds of approximately $295 million, with a yield to maturity of 4.85%. In April 2014, the Company used the proceeds to repurchase $292 million principal amount of its 8¼% Senior Notes for $316 million plus accrued interest.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At March 31, 2014, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2018 (a)	$1,650	$—	$638	$1,012
Other facilities (b)	13	1	—	12
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR, plus 225 basis points. The senior revolving credit facility is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 5.14% to 5.69% as of March 31, 2014.

At March 31, 2014, the Company had various uncommitted credit facilities available, under which it had drawn approximately $16 million, which bear interest at rates between 0.52% and 2.50%.
DEBT COVENANTS

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility contains maximum leverage and minimum interest coverage ratio requirements. As of March 31, 2014, the Company was in compliance with the financial covenants of its senior credit facility.

9.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2014	2013
North America - Debt due to Avis Budget Rental Car Funding (a)	$6,359	$5,656
North America - Canadian borrowings (a)(b)	482	400
International - Debt borrowings (c)	584	731
International - Capital leases (a)	353	289
Truck Rental - Debt borrowings	211	226
Other	10	35
Total	$7,999	$7,337
__________

(a)	The increase reflects additional borrowings principally to fund an increase in the Company’s fleet driven by increased rental volume.

(b)	The increase reflects additional borrowings principally to fund an increase in the Company’s fleet driven by the acquisition of its Budget licensee for Edmonton.

(c)	The decrease is principally related to the timing of borrowings related to recently acquired fleet.

DEBT MATURITIES

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding at March 31, 2014.

Debt Under Vehicle Programs
Within 1 year (a)	$1,131
Between 1 and 2 years	2,218
Between 2 and 3 years	1,571
Between 3 and 4 years	902
Between 4 and 5 years	1,601
Thereafter	576
Total	$7,999
 __________

(a)	Vehicle-backed debt maturing within one year includes term asset-backed securities of approximately $952 million and bank and bank-sponsored borrowings of $179 million.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of March 31, 2014, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
North America - Debt due to Avis Budget Rental Car Funding (b)	$8,544	$6,359	$2,185
North America - Canadian borrowings (c)	724	482	242
International - Debt borrowings (d)	1,511	584	927
International - Capital leases (e)	468	353	115
Truck Rental - Debt borrowings (f)	230	211	19
Other	10	10	—
Total	$11,487	$7,999	$3,488
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.1 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $604 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.0 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $387 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $351 million of underlying vehicles and related assets.

DEBT COVENANTS

Debt agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2014, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

10.	Commitments and Contingencies

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

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $5.6 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising and capital expenditures. As of March 31, 2014, the Company had approximately $154 million of purchase obligations, which extend through 2018.

Concentrations

Concentrations of credit risk at March 31, 2014 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Kia, Fiat, Subaru, BMW and Toyota, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $61 million and $37 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which, as previously discussed, were sold or spun-off in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $47 million, the majority of which expire by the end of 2015. At March 31, 2014, the liability recorded by the Company in connection with these guarantees was approximately $1 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy and Wyndham, as applicable. The Company monitors the credit ratings and other relevant information for Realogy and Wyndham in order to assess the status of the payment/performance risk of these guarantees.

11.	Stockholders’ Equity

Share Repurchases

In August 2013, the Company obtained Board approval to repurchase of up to $200 million of its common stock. During the three months ended March 31, 2014, the Company repurchased approximately 1,635,000 shares of common stock at a cost of approximately $75 million under the repurchase program. The Company did not repurchase any of its common stock during the three months ended March 31, 2013.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, January 1, 2014	$166	$1	$2	$(52)	$117
Net current-period other comprehensive income (a)	3	1	(1)	—	3
Balance, March 31, 2014	$169	$2	$1	$(52)	$120

Balance, January 1, 2013	$193	$—	$2	$(85)	$110
Net current-period other comprehensive loss (a)	(23)	—	—	—	(23)
Balance, March 31, 2013	$170	$—	$2	$(85)	$87
__________
All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $11 million loss, net of tax, related to the Company's hedge of its net investment in Euro-denominated foreign operations (See Note 13 - Financial Instruments).

(a)	For the periods ended March 31, 2014 and 2013, amounts reclassified from accumulated other comprehensive income were not material.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income were as follows:

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$4	$(46)
Other comprehensive income (loss):
Currency translation adjustments	3	(23)
Net unrealized loss on available-for-sale securities	(1)	—
Net unrealized gain on cash flow hedges (a)	1	—
	3	(23)
Total comprehensive income (loss)	$7	$(69)
__________
All components of other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)	The Company’s net unrealized gain on cash flow hedges was $1 million before tax during the three months ended March 31, 2014 and was not material for the three months ended March 31, 2013.

12.	Stock-Based Compensation

The Company records compensation expense for all stock-based awards based on the estimated fair value of the award at the grant date, which is recognized over the vesting period. The Company recorded stock-based compensation expense of $8 million and $4 million ($5 million and $3 million, net of tax) during the three months ended March 31, 2014 and 2013, respectively, related to stock-based awards that were granted by the Company. In jurisdictions with net operating loss carryforwards, tax deductions for exercises and/or vestings of stock-based awards have generated a $57 million tax benefit at March 31, 2014, with a corresponding increase to additional paid-in capital. Approximately $22 million of incremental tax benefits will be recorded in additional paid-in capital when realized in these jurisdictions.

Stock Unit Awards
The Company’s performance-based restricted stock units granted in 2014 and 2013 incorporate a total shareholder return metric. The grant date fair value of these awards is estimated using a Monte Carlo simulation model to estimate the Company’s shareholder-return ranking relative to an applicable stock index. The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards are as follows:

	Three Months Ended March 31,
	2014	2013
Expected volatility of stock price	40%	43%
Risk-free interest rate	0.85%	0.39%
Expected term of awards	3 years	3 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market-Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014 (a)	1,308	$17.92	2,043	$13.79	267	$14.90
Granted	352	41.15	235	39.37	—	—
Vested (b)	(588)	16.62	(432)	10.91	—	—
Forfeited/expired	(56)	23.49	(32)	21.48	—	—
Outstanding at March 31, 2014 (c)	1,016	$26.40	1,814	$17.66	267	$14.90
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs, performance-based and market-based RSUs, and cash units granted in 2013 was $21.20, $20.30 and $17.14, respectively.

(b)	The total grant date fair value of RSUs vested during the three months ended March 31, 2014 and 2013 was $14 million and $14 million, respectively.

(c)
The Company’s outstanding time-based RSUs, performance-based and market-based RSUs, and cash units had aggregate intrinsic value of $49 million, $88 million and $13 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $43 million and will be recognized over a weighted average vesting period of 1.3 years. The Company assumes that substantially all outstanding awards will vest over time.

Stock Options

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2014	979	$2.82	$37	5.2
Granted	—	—	—
Exercised	(87)	2.22	4
Forfeited/expired	—	—	—
Outstanding at March 31, 2014 (a)	892	2.88	41	5.0
Exercisable at March 31, 2014	860	$2.56	$40	5.0
__________

(a)	The Company assumes that substantially all outstanding stock options will vest over time.

13.	Financial Instruments

Derivative Instruments and Hedging Activities
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

The Company has designated its 6% Euro-denominated notes as a hedge of its net investment in Euro-denominated foreign operations. For the three months ended March 31, 2014, the Company recorded no gain or loss in accumulated other comprehensive income as part of currency translation adjustments. There was no ineffectiveness related to the Company's cash flow or net investment hedges during the three months ended March 31, 2014 and the Company does not expect to reclassify any amounts from accumulated other comprehensive income into earnings over the next 12 months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. The Company estimates that $6 million of losses currently recorded in accumulated other comprehensive income will be recognized in earnings over the next 12 months.

From time to time, the Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that such derivatives are in a liability position. The aggregate fair value of such derivatives and the aggregate fair value of assets needed to settle these derivatives as of March 31, 2014 was approximately $1 million, for which the Company has posted cash collateral in the normal course of business.

The Company held derivative instruments with absolute notional values as follows:

As of
March 31, 2014
Interest rate caps (a)	$11,981
Interest rate swaps	1,503
Foreign exchange swaps	548
Foreign exchange forward contracts	400

Commodity contracts (millions of gallons of unleaded gasoline)	7
__________

(a)
Represents $9.7 billion of interest rate caps sold, partially offset by approximately $2.3 billion of interest rate caps purchased. These amounts exclude $7.5 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary.

Fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2014		As of December 31, 2013
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$3	$—	$2	$1

Derivatives not designated as hedging instruments
Interest rate caps (b)	1	9	2	13
Interest rate swaps	—	—	—	—
Foreign exchange swaps and forward contracts (c)	3	13	3	5
Commodity contracts	—	—	—	—
Total	$7	$22	$7	$19
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income, as discussed in Note 11—Stockholders’ Equity.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended March 31,
	2014	2013
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1	$—
Derivatives not designated as hedging instruments (b)
Interest rate caps (c)	—	3
Foreign exchange swaps and forward contracts (d)	(18)	1
Commodity contracts (e)	—	2
Total	$(17)	$6
__________

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)	Included in interest expense.

(d)
For the three months ended March 31, 2014, included a $14 million loss in interest expense and a $4 million loss in operating expenses. For the three months ended March 31, 2013, included a $1 million loss in interest expense and a $2 million gain in operating expenses.

(e)	Included in operating expenses.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt, excluding convertible debt	$327	$348	$23	$23
Convertible debt	66	197	66	159
Long-term debt	3,303	3,397	3,305	3,416

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$6,359	$6,493	$5,656	$5,732
Vehicle-backed debt	1,631	1,640	1,668	1,675
Interest rate swaps and interest rate contracts (a)	9	9	13	13
 __________

(a)	Derivatives in a liability position.

14.	Segment Information

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
Management evaluates the operating results of each of its reportable segments based upon revenue and “Adjusted EBITDA,” which the Company defines as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, restructuring expense, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs and income taxes. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. In the first quarter of 2014, the Company revised its definition of Adjusted EBITDA to exclude restructuring expense and has recast its 2013 Adjusted EBITDA to conform with the revised definition, consistent with the manner in which management assesses performance and allocates resources. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2014		2013
	Revenues	Adjusted EBITDA	Revenues (a)	Adjusted EBITDA (b)
North America	$1,236	$114	$1,098	$93
International	551	17	517	17
Truck Rental	75	(2)	76	(5)
Corporate and Other (c)	—	(12)	—	(12)
Total Company	$1,862	117	$1,691	93

Less:	Non-vehicle related depreciation and amortization	41		34
Interest expense related to corporate debt, net:
Interest expense		56		58
Early extinguishment of debt		—		40
Transaction-related costs (d)		8		8
Restructuring expense		7		10
Income (loss) before income taxes		$5		$(57)
__________

(a)
Amounts reflect the Company’s realignment of its operating segments (see Note 1 - Basis of Presentation for details). As a result, previously reported amounts were recast decreasing North America revenues and increasing International revenues by $2 million in the three months ended March 31, 2013.

(b)
Amounts reflect the revised definition of Adjusted EBITDA to exclude restructuring expense, which resulted in an increase in Adjusted EBITDA in North America, International and Truck Rental of $3 million, $3 million and $4 million, respectively, in the three months ended March 31, 2013. The realignment of the Company's operating segments had no effect on Adjusted EBITDA for the three months ended March 31, 2013.

(c)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(d)
During the three months ended March 31, 2014, transaction-related costs primarily comprised of a non-cash charge for re-acquired license rights and acquisition integration expenses. During the three months ended March 31, 2013, transaction-related costs primarily related to the integration of Avis Europe and the acquisition of Zipcar.

Since December 31, 2013, there have been no significant changes in segment assets other than in the Company’s North America segment. As of March 31, 2014 and December 31, 2013, North America assets under vehicle programs were approximately $8.8 billion and $7.9 billion, respectively.

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, Consolidating Condensed Balance Sheets as of March 31, 2014 and December 31, 2013, and Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by the Subsidiary Issuers. These senior notes consist of Floating rate notes due 2017, 4⅞% notes due 2017, 8¼% notes due 2019, 9¾% notes due 2020 and 5½% notes due April 2023 (collectively, the “Notes”). See Note 8—Long-term Debt and Borrowing Arrangements for additional information regarding these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

Investments in subsidiaries are accounted for using the equity method of accounting for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. For purposes of the accompanying Consolidating Condensed Statements of Comprehensive Income, certain expenses incurred by the Subsidiary Issuers are allocated to the guarantor and non-guarantor subsidiaries. Certain reclassifications have been made to the 2013 consolidating condensed financial statements to report intercompany transactions on a gross basis and to conform to the current-year presentation. The reclassified amounts had no impact on reported net income, stockholders’ equity, or the net change in cash for the periods presented for the Parent, Subsidiary Issuer, Guarantor Subsidiaries, Non-Guarantor Subsidiaries, Eliminations or the Company on a consolidated basis.

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended March 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$916	$413	$—	$1,329
Other	—	—	267	755	(489)	533
Net revenues	—	—	1,183	1,168	(489)	1,862

Expenses
Operating	—	4	604	392	—	1,000
Vehicle depreciation and lease charges, net	—	—	441	432	(440)	433
Selling, general and administrative	7	4	140	97	—	248
Vehicle interest, net	—	—	45	68	(49)	64
Non-vehicle related depreciation and amortization	—	—	27	14	—	41
Interest expense related to corporate debt, net:
Interest expense	1	47	—	8	—	56
Intercompany interest expense (income)	(3)	(3)	1	5	—	—
Transaction-related costs	—	2	3	3	—	8
Restructuring expense	—	—	2	5	—	7
Total expenses	5	54	1,263	1,024	(489)	1,857
Income (loss) before income taxes and equity in earnings of subsidiaries	(5)	(54)	(80)	144	—	5
Provision for (benefit from) income taxes	(2)	(21)	18	6	—	1
Equity in earnings of subsidiaries	7	40	138	—	(185)	—
Net income	$4	$7	$40	$138	$(185)	$4

Comprehensive income	$7	$11	$43	$141	$(195)	$7

Three Months Ended March 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$837	$380	$—	$1,217
Other	—	—	246	526	(298)	474
Net revenues	—	—	1,083	906	(298)	1,691

Expenses
Operating	2	1	558	370	—	931
Vehicle depreciation and lease charges, net	—	—	260	243	(117)	386
Selling, general and administrative	9	1	131	83	—	224
Vehicle interest, net	—	—	42	58	(43)	57
Non-vehicle related depreciation and amortization	—	—	22	12	—	34
Interest expense related to corporate debt, net:
Interest expense	1	54	—	3	—	58
Intercompany interest expense (income)	(3)	(11)	3	11	—	—
Early extinguishment of debt	39	1	—	—	—	40
Restructuring expense	—	—	6	4	—	10
Transaction-related costs	—	4	1	3	—	8
Total expenses	48	50	1,023	787	(160)	1,748
Income (loss) before income taxes and equity in earnings of subsidiaries	(48)	(50)	60	119	(138)	(57)
Provision for (benefit from) income taxes	(4)	(20)	14	(1)	—	(11)
Equity in earnings of subsidiaries	(2)	28	(18)	—	(8)	—
Net income (loss)	$(46)	$(2)	$28	$120	$(146)	$(46)

Comprehensive income (loss)	$(69)	$(25)	$2	$95	$(72)	$(69)

Consolidating Condensed Balance Sheets

As of March 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$5	$459	$—	$377	$—	$841
Receivables, net	—	—	183	463	—	646
Deferred income taxes	1	—	155	23	(5)	174
Other current assets	3	75	93	330	—	501
Total current assets	9	534	431	1,193	(5)	2,162

Property and equipment, net	—	104	312	197	—	613
Deferred income taxes	20	1,107	141	—	(4)	1,264
Goodwill	—	—	339	374	—	713
Other intangibles, net	—	41	516	375	—	932
Other non-current assets	104	91	18	149	—	362
Intercompany receivables	146	—	865	626	(1,637)	—
Investment in subsidiaries	617	2,944	3,340	—	(6,901)	—
Total assets exclusive of assets under vehicle programs	896	4,821	5,962	2,914	(8,547)	6,046

Assets under vehicle programs:
Program cash	—	—	—	104	—	104
Vehicles, net	—	7	14	10,596	—	10,617
Receivables from vehicle manufacturers and other	—	—	—	240	—	240
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	7	14	11,302	—	11,323
Total assets	$896	$4,828	$5,976	$14,216	$(8,547)	$17,369

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$28	$211	$502	$738	$(5)	$1,474
Short-term debt and current portion of long-term debt	66	306	3	18	—	393
Total current liabilities	94	517	505	756	(5)	1,867

Long-term debt	—	2,660	5	638	—	3,303
Other non-current liabilities	99	93	229	423	(4)	840
Intercompany payables	—	932	345	360	(1,637)	—
Total liabilities exclusive of liabilities under vehicle programs	193	4,202	1,084	2,177	(1,646)	6,010

Liabilities under vehicle programs:
Debt	—	9	—	1,631	—	1,640
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,359	—	6,359
Deferred income taxes	—	—	1,948	193	—	2,141
Other	—	—	—	516	—	516
	—	9	1,948	8,699	—	10,656
Total stockholders’ equity	703	617	2,944	3,340	(6,901)	703
Total liabilities and stockholders’ equity	$896	$4,828	$5,976	$14,216	$(8,547)	$17,369

As of December 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14	$242	$12	$425	$—	$693
Receivables, net	—	—	150	469	—	619
Deferred income taxes	1	—	156	21	(1)	177
Other current assets	4	80	82	289	—	455
Total current assets	19	322	400	1,204	(1)	1,944

Property and equipment, net	—	109	312	193	—	614
Deferred income taxes	20	1,142	141	—	(4)	1,299
Goodwill	—	—	342	349	—	691
Other intangibles, net	—	41	519	363	—	923
Other non-current assets	104	96	18	143	—	361
Intercompany receivables	145	210	853	331	(1,539)	—
Investment in subsidiaries	671	2,900	3,347	—	(6,918)	—
Total assets exclusive of assets under vehicle programs	959	4,820	5,932	2,583	(8,462)	5,832

Assets under vehicle programs:
Program cash	—	—	—	116	—	116
Vehicles, net	—	10	9	9,563	—	9,582
Receivables from vehicle manufacturers and other	—	—	—	391	—	391
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	363	—	363
	—	10	9	10,433	—	10,452
Total assets	$959	$4,830	$5,941	$13,016	$(8,462)	$16,284

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$25	$238	$487	$730	$(1)	$1,479
Short-term debt and current portion of long-term debt	65	14	3	7	—	89
Total current liabilities	90	252	490	737	(1)	1,568

Long-term debt	—	2,955	6	344	—	3,305
Other non-current liabilities	98	96	221	436	(4)	847
Intercompany payables	—	844	340	355	(1,539)	—
Total liabilities exclusive of liabilities under vehicle programs	188	4,147	1,057	1,872	(1,544)	5,720

Liabilities under vehicle programs:
Debt	—	11	—	1,670	—	1,681
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,656	—	5,656
Deferred income taxes	—	—	1,984	193	—	2,177
Other	—	1	—	278	—	279
	—	12	1,984	7,797	—	9,793
Total stockholders’ equity	771	671	2,900	3,347	(6,918)	771
Total liabilities and stockholders’ equity	$959	$4,830	$5,941	$13,016	$(8,462)	$16,284

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$2	$284	$14	$90	$—	$390

Investing activities
Property and equipment additions	—	(3)	(17)	(16)	—	(36)
Proceeds received on asset sales	—	2	—	1	—	3
Net assets acquired (net of cash acquired)	—	—	—	(124)	—	(124)
Other, net	57	(7)	—	—	(57)	(7)
Net cash provided by (used in) investing activities exclusive of vehicle programs	57	(8)	(17)	(139)	(57)	(164)

Vehicle programs:
Decrease in program cash	—	—	—	12	—	12
Investment in vehicles	—	(1)	(8)	(3,266)	—	(3,275)
Proceeds received on disposition of vehicles	—	3	—	2,467	—	2,470
	—	2	(8)	(787)	—	(793)
Net cash provided by (used in) investing activities	57	(6)	(25)	(926)	(57)	(957)

Financing activities
Proceeds from long-term borrowings	—	—	—	295	—	295
Payments on long-term borrowings	—	(4)	(1)	—	—	(5)
Net change in short-term borrowings	—	—	—	11	—	11
Repurchases of common stock	(67)	—	—	—	—	(67)
Debt financing fees	—	—	—	(5)	—	(5)
Other, net	(1)	(57)	—	—	57	(1)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(68)	(61)	(1)	301	57	228

Vehicle programs:
Proceeds from borrowings	—	—	—	3,775	—	3,775
Payments on borrowings	—	—	—	(3,280)	—	(3,280)
Debt financing fees	—	—	—	(7)	—	(7)
	—	—	—	488	—	488
Net cash provided by (used in) financing activities	(68)	(61)	(1)	789	57	716
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	(9)	217	(12)	(48)	—	148
Cash and cash equivalents, beginning of period	14	242	12	425	—	693
Cash and cash equivalents, end of period	$5	$459	$—	$377	$—	$841

Three Months Ended March 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(17)	$(59)	$(25)	$401	$—	$300

Investing activities
Property and equipment additions	—	(5)	(10)	(6)	—	(21)
Proceeds received on asset sales	—	2	—	2	—	4
Net assets acquired (net of cash acquired)	—	(513)	16	21	—	(476)
Intercompany loan receipts	—	70	—	—	(70)	—
Other, net	96	(1)	28	(1)	(96)	26
Net cash provided by (used in) investing activities exclusive of vehicle programs	96	(447)	34	16	(166)	(467)

Vehicle programs:
Increase in program cash	—	—	—	(24)	—	(24)
Investment in vehicles	—	(1)	—	(3,110)	—	(3,111)
Proceeds received on disposition of vehicles	—	1	—	2,393	—	2,394
	—	—	—	(741)	—	(741)
Net cash provided by (used in) investing activities	96	(447)	34	(725)	(166)	(1,208)

Financing activities
Proceeds from long-term borrowings	—	1,225	—	—	—	1,225
Payments on long-term borrowings	(89)	(698)	(1)	—	—	(788)
Net change in short-term borrowings	—	—	—	(31)	—	(31)
Purchase of warrants	(28)	—	—	—	—	(28)
Proceeds from sale of call options	37	—	—	—	—	37
Intercompany loan payments	—	—	—	(70)	70	—
Debt financing fees	—	(10)	—	—	—	(10)
Other, net	2	(96)	—	—	96	2
Net cash provided by (used in) financing activities exclusive of vehicle programs	(78)	421	(1)	(101)	166	407

Vehicle programs:
Proceeds from borrowings	—	—	—	3,762	—	3,762
Payments on borrowings	—	—	—	(3,279)	—	(3,279)
Debt financing fees	—	—	—	(17)	—	(17)
	—	—	—	466	—	466
Net cash provided by (used in) financing activities	(78)	421	(1)	365	166	873
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	1	(85)	8	39	—	(37)
Cash and cash equivalents, beginning of period	5	102	—	499	—	606
Cash and cash equivalents, end of period	$6	$17	$8	$538	$—	$569

16.	Subsequent Events

In April 2014, the Company's Board of Directors authorized a $235 million increase to the Company's share repurchase program.

In April 2014, the Company used proceeds from its issuance of €200 million of additional 6% Euro-denominated Senior Notes to repurchase $292 million principal amount of its 8¼% Senior Notes. In connection with this repurchase, the Company expects to record debt extinguishment costs of approximately $26 million.

*    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2014 (the “2013 Form 10-K”). Our actual results of operations may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Risk Factors” set forth in Item 1A of our 2013 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

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

Our Segments

We categorize our operations into three reportable business segments: North America, consisting of our Avis and Budget car rental operations in the United States, our Avis and Budget vehicle rental operations in Canada, and our Zipcar car sharing operations in North America; International, consisting of our Avis and Budget vehicle rental operations in Europe, the Middle East, Africa, Asia, South America, Central America, the Caribbean, Australia and New Zealand, and our car sharing operations in certain of these markets; and Truck Rental, consisting of our Budget truck rental operations in the United States. Our segments include the financial results of Zipcar since our acquisition of such business in March 2013. In conjunction with a change in our management structure in first quarter 2014, we re-aligned components of our Zipcar operations among our business segments. Segment financial information presented below has been recast to conform with our current business segment reporting alignment for all periods presented.

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
Thus far in 2014, we continue to operate in an uncertain and uneven economic environment. Nonetheless, we anticipate that worldwide demand for vehicle rental and car sharing services will increase in 2014, most likely against a backdrop of modest economic growth in most of the geographic markets in which we operate directly. We also expect that our access to new fleet vehicles will be adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand. We will look to pursue opportunities for further pricing increases in 2014 in order to maintain our returns on invested capital and to enhance our profitability.

Our objective is to focus on strategically accelerating our growth, strengthening our global position as a leading provider of vehicle rental services, continuing to enhance our customers’ rental experience, and controlling costs and driving efficiency throughout the organization. We operate in a highly competitive industry and we expect to continue to face challenges and risks. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives and through continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet and our operations, and adjustments in the size, nature and terms of our relationships with vehicle manufacturers.

Year-to-Date Highlights

In the three months ended March 31, 2014:

•	Our net revenues increased 10% year-over-year to $1.9 billion in 2014.

•	Pricing (our average T&M revenue per rental day) increased 2% in North America, excluding Zipcar and Payless Car Rental (“Payless”) driven by increases in both commercial and leisure pricing.

•	Adjusted EBITDA increased 26% to $117 million in 2014, as a result of increased revenue (excluding acquisitions) as well as our acquisitions of Zipcar and Payless.

•	We repurchased $75 million of our common stock, reducing our diluted shares outstanding by approximately 1.6 million shares.

•	We acquired our Budget licensee in Edmonton, Alberta, Canada and also re-acquired the right to operate the Budget brand in Portugal.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring expense, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs and income taxes. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. In the first quarter of 2014, we revised our definition of Adjusted EBITDA to exclude restructuring expense and have recast our 2013 Adjusted EBITDA amounts to conform with the revised definition. For additional information regarding the impact of the change in our definition of Adjusted EBITDA, refer to Note 14 - Segment Information.

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Our consolidated results of operations comprised the following:

	Three Months Ended March 31,
	2014	2013	Change	% Change
Revenues
Vehicle rental	$1,329	$1,217	$112	9%
Other	533	474	59	12%
Net revenues	1,862	1,691	171	10%

Expenses
Operating	1,000	931	69	7%
Vehicle depreciation and lease charges, net	433	386	47	12%
Selling, general and administrative	248	224	24	11%
Vehicle interest, net	64	57	7	12%
Non-vehicle related depreciation and amortization	41	34	7	21%
Interest expense related to corporate debt, net:
Interest expense	56	58	(2)	(3%)
Early extinguishment of debt	—	40	(40)	*
Transaction-related costs	8	8	—	0%
Restructuring expense	7	10	(3)	(30%)
Total expenses	1,857	1,748	109	6%

Income (loss) before income taxes	5	(57)	62	*
Provision for (benefit from) income taxes	1	(11)	12	*

Net income (loss)	$4	$(46)	$50	*
__________

*	Not meaningful.

During first quarter 2014, our net revenues increased principally as a result of a 4% increase in total rental days (excluding Zipcar and Payless), $54 million of incremental revenue from Zipcar, $30 million of revenue from

Payless and a 7% increase in ancillary revenues (excluding Zipcar and Payless). Movements in currency exchange rates did not have a significant impact on revenues during first quarter 2014 compared to 2013.

Total expenses increased as a result of higher operating expenses resulting from increased volumes; higher vehicle depreciation and lease charges as a result of a 2% increase in our car rental fleet and a 6% increase in our per-unit fleet costs (excluding Zipcar and Payless); and higher selling, general and administrative costs, driven by the acquisition of Zipcar. These increases were partially offset by the decrease in debt extinguishment costs. As a result, despite a $9 million negative pretax impact from currency exchange rate movements, our net income increased by $50 million. Our effective tax rates were a provision of 20% and a benefit of 19% for the three months ended March 31, 2014 and 2013, respectively, principally due to a discrete $1 million state income tax item in 2014 and the treatment of the expenses for the early extinguishment of corporate debt in 2013.

In the three months ended March 31, 2014:

•	Operating expenses decreased to 53.7% of revenue from 55.1% in first quarter 2013, driven by higher rental volumes, increased ancillary revenues and our continued cost-reduction efforts.

•	Vehicle depreciation and lease charges increased to 23.2% of revenue from 22.8% in first quarter 2013, principally due to higher per-unit fleet costs in North America.

•	Selling, general and administrative costs increased to 13.3% of revenue from 13.2% in first quarter 2013.

•	Vehicle interest costs were 3.5% of revenue compared to 3.4% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2014	2013	% Change	2014	2013	% Change
North America	$1,236	$1,098	13%	$114	$93	23%
International	551	517	7%	17	17	0%
Truck Rental	75	76	(1%)	(2)	(5)	*
Corporate and Other (a)	—	—	*	(12)	(12)	*
Total Company	$1,862	$1,691	10%	117	93	26%

Less:	Non-vehicle related depreciation and amortization			41	34
Interest expense related to corporate debt, net:
	Interest expense			56	58
	Early extinguishment of debt			—	40
Transaction-related costs (b)				8	8
Restructuring expense				7	10
Income (loss) before income taxes				$5	$(57)
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of a non-cash charge for re-acquired license rights and acquisition integration expenses.

North America

	2014	2013	% Change
Revenue	$1,236	$1,098	13%
Adjusted EBITDA	114	93	23%

Revenues increased 13% in first quarter 2014 compared with first quarter 2013, primarily due to the acquisitions of Zipcar and Payless, as well as 4% growth in rental volumes and a 2% increase in pricing (excluding Zipcar and Payless).

Adjusted EBITDA increased 23% in first quarter 2014 compared with first quarter 2013, primarily due to the acquisitions of Zipcar and Payless as well as increased pricing and rental volumes (excluding Zipcar and Payless), partially offset by 8% higher per-unit fleet costs (excluding Zipcar and Payless).

In the three months ended March 31, 2014:

•	Operating expenses were 51.2% of revenue, a decrease from 51.7% in the prior-year period, primarily due to increased pricing.

•	Vehicle depreciation and lease charges increased to 24.2% of revenue from 24.0% in first quarter 2013.

•	Selling, general and administrative costs decreased to 11.3% of revenue from 11.6% in the prior-year period.

•	Vehicle interest costs declined to 4.1% of revenue compared to 4.2% in first quarter 2013.

International

	2014	2013	% Change
Revenue	$551	$517	7%
Adjusted EBITDA	17	17	0%

Revenues increased 7% during first quarter 2014 compared to first quarter 2013, primarily due to a 3% increase in rental volumes and an 8% increase in ancillary revenues.

Adjusted EBITDA remained level in first quarter 2014 compared to first quarter 2013, with the benefit of higher revenue offset by a $9 million negative impact from currency exchange rate changes.

In the three months ended March 31, 2014:

•	Operating expenses were 57.4% of revenue, a decrease from 58.9% in the prior-year period, primarily due to increased ancillary revenues.

•	Vehicle depreciation and lease charges, at 21.3% of revenue, remained level compared to first quarter 2013.

•	Selling, general and administrative costs increased to 16.2% of revenue from 15.1% in the prior-year period, primarily due to the acquisition of Zipcar and increased advertising and brand investments.

•	Vehicle interest costs increased to 2.1% of revenue compared to 1.6% in first quarter 2013, due to lower cash balances in 2014.

Truck Rental

	2014	2013	% Change
Revenue	$75	$76	(1%)
Adjusted EBITDA	(2)	(5)	*
__________

*	Not meaningful.

Revenues decreased $1 million due to a 3% decrease in total rental days and lower ancillary sales, largely offset by a 4% increase in pricing.

Adjusted EBITDA increased in first quarter 2014 compared with first quarter 2013, principally due to increased pricing and lower maintenance costs as we realize the benefits of our previous restructuring initiative.

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

FINANCIAL CONDITION

	March 31, 2014	December 31, 2013	Change
Total assets exclusive of assets under vehicle programs	$6,046	$5,832	$214
Total liabilities exclusive of liabilities under vehicle programs	6,010	5,720	290
Assets under vehicle programs	11,323	10,452	871
Liabilities under vehicle programs	10,656	9,793	863
Stockholders’ equity	703	771	(68)

Total assets exclusive of assets under vehicle programs increased primarily due to a temporary increase in cash from the issuance of additional 6% Euro-denominated Senior Notes due 2021 (see “Liquidity and Capital Resources”).

Total liabilities exclusive of liabilities under vehicle programs increased primarily due to a temporary increase in corporate debt (see “Liquidity and Capital Resources” regarding the changes in our corporate financings).

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet and associated funding.

The decrease in stockholders' equity is primarily due to the repurchase of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the three months ended March 31, 2014, we issued €200 million (approximately $275 million) of additional 6% Euro-denominated Senior Notes due 2021 at 106.75% of their face value, for aggregate proceeds of approximately $295 million. Proceeds from the offering were used in April 2014 to repurchase $292 million principal amount of our 8¼% Senior Notes due 2019 for $316 million plus accrued interest. In addition, we repurchased approximately 1.6 million shares of our outstanding common stock during the three months ended March 31, 2014, and increased our borrowings under vehicle programs to fund the seasonal increase in our rental fleet.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2014	2013	Change
Cash provided by (used in):
Operating activities	$390	$300	$90
Investing activities	(957)	(1,208)	251
Financing activities	716	873	(157)
Effect of exchange rate changes	(1)	(2)	1
Net increase (decrease) in cash and cash equivalents	148	(37)	185
Cash and cash equivalents, beginning of period	693	606	87
Cash and cash equivalents, end of period	$841	$569	$272

During the three months ended March 31, 2014, we generated $90 million more cash from operating activities compared with the same period in 2013 principally due to an increase in our net income and a decrease in our income tax payments.

The decrease in cash used in investing activities during the three months ended March 31, 2014 compared with the same period in 2013 is primarily due to the use of cash in 2013 for our acquisition of Zipcar, partially offset by the acquisition of our Budget licensee in Edmonton in 2014.

The decrease in cash provided by financing activities during the three months ended March 31, 2014 compared with the same period in 2013 is primarily due to higher corporate borrowings in 2013 to fund the acquisition of Zipcar, as well as the use of cash in 2014 to repurchase common stock.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2014, we had approximately $11.7 billion of indebtedness, including corporate indebtedness of approximately $3.7 billion and debt under vehicle programs of approximately $8.0 billion.

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	March 31,	December 31,
		2014	2013
3½% Convertible Notes (a)	October 2014	$66	$66
4⅞% Senior Notes	November 2017	300	300
Floating Rate Senior Notes (b)	December 2017	247	247
8¼% Senior Notes (c)	January 2019	691	691
Floating Rate Term Loan (d)	March 2019	988	989
9¾% Senior Notes	March 2020	223	223
6% Euro-denominated Senior Notes	March 2021	638	344
5½% Senior Notes	April 2023	500	500
		3,653	3,360
Other		43	34
Total		$3,696	$3,394
__________

(a)	As of March 31, 2014, the 3½% convertible notes are convertible by the holders into approximately 4 million shares of the Company’s common stock.

(b)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.00% at March 31, 2014; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(c)	As of March 31, 2014, the Company called $292 million of the 8¼% Senior Notes due 2019 for redemption; accordingly, these are included in current portion of long-term debt.

(d)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of March 31, 2014, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of	As of
	March 31,	December 31,
	2014	2013
North America - Debt due to Avis Budget Rental Car Funding (a)	$6,359	$5,656
North America - Canadian borrowings (a)( b)	482	400
International - Debt borrowings (c)	584	731
International - Capital leases (a)	353	289
Truck Rental - Debt borrowings	211	226
Other	10	35
Total	$7,999	$7,337
__________

(a)	The increase reflects additional borrowings principally to fund an increase in the Company’s fleet driven by increased rental volume.

(b)	The increase reflects additional borrowings principally to fund an increase in the Company’s fleet driven by the acquisition of its Budget licensee for Edmonton.

(c)	The decrease is principally related to the timing of borrowings related to recently acquired fleet.

As of March 31, 2014, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Revolving credit facility maturing 2018 (a)	$1,650	$—	$638	$1,012
Other facilities (b)	13	1	—	12
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

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 5.14% to 5.69% as of March 31, 2014.
The following table presents available funding under our debt arrangements related to our vehicle programs at March 31, 2014:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
North America - Debt due to Avis Budget Rental Car Funding (b)	$8,544	$6,359	$2,185
North America - Canadian borrowings (c)	724	482	242
International - Debt borrowings (d)	1,511	584	927
International - Capital leases (e)	468	353	115
Truck Rental - Debt borrowings (f)	230	211	19
Other	10	10	—
Total	$11,487	$7,999	$3,488
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.1 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $604 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.0 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $387 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $351 million of underlying vehicles and related assets.

LIQUIDITY RISK

Our primary liquidity needs include the payment of operating expenses, servicing of corporate and vehicle related debt and procurement of rental vehicles to be used in our operations. The present intention of management is to reinvest the undistributed earnings of our foreign subsidiaries indefinitely into our foreign operations. We do not anticipate the need to repatriate foreign earnings to the United States to service corporate debt or for other U.S. needs. Our primary sources of funding are operating revenue, cash received upon the sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our senior revolving credit facility, and other financing activities.

As discussed above, as of March 31, 2014, we have cash and cash equivalents of $841 million, available borrowing capacity under our committed credit facilities of $1.0 billion and available capacity under our vehicle programs of approximately $3.5 billion. In April 2014, we repurchased $292 million principal amount of our 8¼% Senior Notes for $316 million plus accrued interest and obtained Board approval to expand our $200 million share repurchase authorization by $235 million. We intend to fund share repurchases under the program with our cash flow from operations.

Our liquidity position could be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Kia, Fiat, Subaru, BMW and Toyota being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles, (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market and (v) the effect of Realogy or Wyndham being unable or unwilling to honor its respective obligations under the agreements governing their disposition.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings including a maximum leverage ratio. As of March 31, 2014, we were in compliance with the financial covenants in our senior credit facility. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2013 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2013 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $810 million from December 31, 2013, to approximately $5.6 billion at March 31, 2014. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 8 and 9 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2013 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, business combinations, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2014 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

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

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented below. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our long-term borrowings and financial instruments, see Notes 8, 9 and 13 to our Consolidated Condensed Financial Statements.

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

We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. Based on our currency forward contracts as of March 31, 2014, we estimate that a 10% change in currency exchange rates would not have a material impact on our earnings. Because gains or losses related to currency forward contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these currency forward contracts and the underlying exposures do not create a material impact to our results of operations, balance sheet or liquidity.

Interest Rate Risk Management

Our primary interest rate exposure at March 31, 2014, was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of March 31, 2014, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our results of operations, balance sheet or liquidity.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended March 31, 2014.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period ended March 31, 2014.

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

For the quarter ended March 31, 2014, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, please refer to the Company’s 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of Avis Budget Group’s common stock repurchases by month for the quarter ended March 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	216,809	$39.86	216,809	$140,912,111
February 1-28, 2014	259,980	42.74	259,980	129,800,643
March 1-31, 2014	1,157,910	47.71	1,157,910	74,555,037
Total	1,634,699	$45.88	1,634,699	$74,555,037

In August 2013, the Company obtained Board approval to repurchase up to $200 million of its common stock. In April 2014, the Company's Board of Directors authorized a $235 million increase to the share repurchase program. The Company's stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: May 8, 2014
/s/ David B. Wyshner
David B. Wyshner
Senior Executive Vice President and
Chief Financial Officer

Date: May 8, 2014
/s/ Izilda P. Martins
Izilda P. Martins
Senior Vice President and
Acting Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1
Fifth Global Amendment dated as of February 27, 2014, among Aviscar Inc., Budgetcar Inc., Zipcar Canada, Inc., WTH Car Rental ULC, WTH Funding Limited Partnership, BNY Trust Company Of Canada as Indenture Trustee, Bay Street Funding Trust, Canadian Master Trust, Plaza Trust and Avis Budget Car Rental, LLC (Incorporated by reference to Exhibit 10.105 to the Company’s Registration Statement on Form S-4 dated March 28, 2014).

10.2
Amended and Restated Employment Agreement between Avis Budget Group, Inc. and Ronald L. Nelson (Incorporated by referenced to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 22, 2014).

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