Form 10-Q
period 2014-06-30
AVIS BUDGET GROUP, INC.
filed 2014-08-05
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s common stock was 104,034,977 shares as of July 31, 2014.

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

•
risks associated with litigation, governmental or regulatory inquiries, or any failure or inability to comply with laws, regulations or contractual obligations or any changes in laws, regulations or contractual obligations, including with respect to personally identifiable information and taxes;

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2013 Annual Report on Form 10-K and our Current Report on Form 8-K filed May 12, 2014, could cause actual results to differ materially from those projected in any forward-looking statements.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Vehicle rental	$1,553	$1,438	$2,882	$2,654
Other	641	564	1,174	1,039
Net revenues	2,194	2,002	4,056	3,693

Expenses
Operating	1,105	1,007	2,105	1,937
Vehicle depreciation and lease charges, net	517	476	950	863
Selling, general and administrative	287	274	535	498
Vehicle interest, net	72	66	136	123
Non-vehicle related depreciation and amortization	45	37	86	71
Interest expense related to corporate debt, net:
Interest expense	55	55	111	114
Early extinguishment of debt	56	91	56	131
Transaction-related costs	8	19	16	26
Restructuring expense	1	15	8	25
Total expenses	2,146	2,040	4,003	3,788

Income (loss) before income taxes	48	(38)	53	(95)
Provision for (benefit from) income taxes	22	(10)	23	(21)

Net income (loss)	$26	$(28)	$30	$(74)

Comprehensive income (loss)	$31	$(65)	$38	$(134)

Earnings (loss) per share
Basic	$0.25	$(0.26)	$0.29	$(0.69)
Diluted	$0.24	$(0.26)	$0.28	$(0.69)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$537	$693
Receivables, net	753	619
Deferred income taxes	176	177
Other current assets	666	455
Total current assets	2,132	1,944

Property and equipment, net	628	614
Deferred income taxes	1,190	1,299
Goodwill	707	691
Other intangibles, net	932	923
Other non-current assets	353	361
Total assets exclusive of assets under vehicle programs	5,942	5,832

Assets under vehicle programs:
Program cash	145	116
Vehicles, net	13,366	9,582
Receivables from vehicle manufacturers and other	174	391
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	363
	14,047	10,452
Total assets	$19,989	$16,284

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,636	$1,479
Short-term debt and current portion of long-term debt	89	89
Total current liabilities	1,725	1,568

Long-term debt	3,299	3,305
Other non-current liabilities	852	847
Total liabilities exclusive of liabilities under vehicle programs	5,876	5,720

Liabilities under vehicle programs:
Debt	2,747	1,681
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	8,101	5,656
Deferred income taxes	2,070	2,177
Other	528	279
	13,446	9,793
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 million shares; issued 137,093,424 and 137,081,056 shares	1	1
Additional paid-in capital	7,733	7,893
Accumulated deficit	(2,330)	(2,360)
Accumulated other comprehensive income	125	117
Treasury stock, at cost—32,776,840 and 30,515,721 shares	(4,862)	(4,880)
Total stockholders’ equity	667	771
Total liabilities and stockholders’ equity	$19,989	$16,284

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income (loss)	$30	$(74)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	898	808
Gain on sale of vehicles, net	(24)	(2)
Non-vehicle related depreciation and amortization	86	71
Amortization of debt financing fees	20	22
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(131)	(113)
Income taxes and deferred income taxes	5	(44)
Accounts payable and other current liabilities	20	31
Other, net	107	175
Net cash provided by operating activities	1,011	874

Investing activities
Property and equipment additions	(80)	(56)
Proceeds received on asset sales	6	7
Net assets acquired (net of cash acquired)	(125)	(476)
Other, net	(8)	50
Net cash used in investing activities exclusive of vehicle programs	(207)	(475)

Vehicle programs:
Increase in program cash	(29)	(111)
Investment in vehicles	(8,214)	(7,306)
Proceeds received on disposition of vehicles	4,382	4,434
	(3,861)	(2,983)
Net cash used in investing activities	(4,068)	(3,458)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Financing activities
Proceeds from long-term borrowings	695	2,725
Payments on long-term borrowings	(747)	(2,338)
Net change in short-term borrowings	—	10
Purchases of warrants	—	(29)
Proceeds from sale of call options	—	40
Repurchases of common stock	(146)	—
Debt financing fees	(11)	(28)
Other, net	(1)	2
Net cash provided by (used in) financing activities exclusive of vehicle programs	(210)	382

Vehicle programs:
Proceeds from borrowings	9,536	8,191
Payments on borrowings	(6,417)	(6,055)
Debt financing fees	(10)	(20)
	3,109	2,116
Net cash provided by financing activities	2,899	2,498

Effect of changes in exchange rates on cash and cash equivalents	2	(17)

Net decrease in cash and cash equivalents	(156)	(103)
Cash and cash equivalents, beginning of period	693	606
Cash and cash equivalents, end of period	$537	$503

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

The Company operates the following business segments:

•	North America—provides car rentals in the United States and vehicle rentals in Canada, as well as ancillary products and services, and operates the Company’s car sharing business in North America.

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

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K (“2013 Form 10-K”) and the Company’s Current Report on Form 8-K filed May 12, 2014, which updated the 2013 Form 10-K for a change to the Company’s reportable segments as well as a revision to the Company’s definition of Adjusted EBITDA.

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

Currency Transactions. The Company records the gain or loss of foreign-currency transactions on certain intercompany loans and gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three and six months ended June 30, 2014, the Company recorded losses of $2 million and $4 million, respectively, on such items. In the three and six months ended June 30, 2013, the Company recorded losses of $3 million and $7 million, respectively, on such items.

Adoption of New Accounting Standards

On January 1, 2014, the Company adopted, as required, Accounting Standards Update (“ASU”) 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligations Is Fixed at the Reporting Date,” which requires companies to measure these obligations as the sum of the amount the Company agreed to pay plus any additional amount the Company expects to pay on behalf of co-obligors. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. ASU 2014-08 becomes effective for the Company on January 1, 2015. The adoption of this accounting pronouncement is not expected to have an impact on the Company's financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. ASU 2014-09 becomes effective for the Company on January 1, 2017. The Company is currently evaluating the effect of this accounting pronouncement; however, it is not expected to have a material impact on the financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. ASU 2014-12 becomes effective for the Company on January 1, 2016. The adoption of this accounting pronouncement is not expected to have an impact on the Company's financial statements.

2.	Restructuring Activities

Subsequent to the acquisition of Avis Europe plc (“Avis Europe”), the Company began a restructuring initiative, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes. During the six months ended June 30, 2014, as part of this process, the Company formally communicated the termination of employment to approximately 210 employees and recorded $8 million of expense in connection with these initiatives. These expenses primarily represent severance, outplacement services and other costs associated with employee terminations. As of June 30, 2014, the Company has terminated approximately 150 of these employees. The Company expects further restructuring expense of approximately $13 million to be incurred in 2014.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reportable segments, and by category, for restructuring expense and corresponding payments and utilizations:

	North America	International	Total
Balance as of January 1, 2014	$1	$21	$22
Restructuring expense	2	6	8
Cash payment/utilization	(2)	(16)	(18)
Balance as of June 30, 2014	$1	$11	$12

	Personnel Related	Facility Related	Total
Balance as of January 1, 2014	$17	$5	$22
Restructuring expense	8	—	8
Cash payment/utilization	(18)	—	(18)
Balance as of June 30, 2014	$7	$5	$12

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) for basic EPS	$26	$(28)	$30	$(74)
Convertible note interest, net of tax	1	—	1	—
Net income (loss) for diluted EPS	$27	$(28)	$31	$(74)

Basic weighted average shares outstanding	105.1	108.4	105.8	108.0
Options, warrants and non-vested stock (a) (b)	1.9	—	2.0	—
Convertible debt (c)	4.0	—	4.0	—
Diluted weighted average shares outstanding	111.0	108.4	111.8	108.0

Earnings (loss) per share:
Basic	$0.25	$(0.26)	$0.29	$(0.69)
Diluted	$0.24	$(0.26)	$0.28	$(0.69)
__________

(a)
For the three months ended June 30, 2014, there are no anti-dilutive securities which were excluded from the computation of diluted earnings per share. For the six months ended June 30, 2014, the number of anti-dilutive securities which were excluded from the computation of diluted earnings per share was not significant.

(b)
As the Company incurred a net loss for the three and six months ended June 30, 2013, 1.2 million outstanding options, 4.6 million warrants and 3.5 million non-vested stock awards have an anti-dilutive effect and therefore were excluded from the computation of diluted weighted average shares outstanding.

(c)
For the three and six months ended June 30, 2013, 4.6 million issuable shares underlying the 3½% convertible notes due 2014 have an anti-dilutive effect and therefore were excluded from the computation of diluted weighted average shares outstanding.

4.	Acquisitions

Edmonton

In February 2014, the Company completed the acquisition of its Budget licensee for Edmonton and certain other cities in Alberta for approximately $33 million, plus $86 million for acquired fleet. The investment will enable the Company to expand its footprint of Company-operated locations in Canada. The acquired fleet was financed under the Company’s existing vehicle financing arrangements in Canada. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s North America segment and most of which is expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change. In connection with this acquisition, approximately $17 million was recorded in identifiable intangible assets (consisting of $11 million related to customer relationships and $6 million related to the reacquired license agreements) and $9 million was recorded in goodwill. The customer relationships will be amortized over a weighted average useful life of approximately 12 years and the license agreements will be amortized over approximately 4 years. In addition, at the time of the acquisition, the Company recorded a $3 million non-cash charge related to the unfavorable license rights reacquired by the Company.

Portugal

In February 2014, the Company reacquired the right to operate the Budget brand in Portugal for approximately $15 million. Approximately $10 million of the total consideration was paid during the six months ended June 30, 2014 and the majority of the remainder is expected to be paid by the end of 2014. The fair value of the intangible assets acquired has not yet been finalized and is therefore subject to change. In connection with this acquisition, approximately $2 million was recorded within license agreements and $13 million was recorded in goodwill. The license agreements will be amortized over 2 years. The goodwill, which was assigned to the Company’s International segment, is expected to be deductible for tax purposes.

Brazil

In August 2013, the Company acquired a 50% non-controlling ownership stake in its Brazilian licensee for $53 million, of which the remaining consideration of $6 million was paid during the six months ended June 30, 2014.

Zipcar

In March 2013, the Company completed the acquisition of the entire issued share capital of Zipcar, the leading car sharing company, for $473 million, net of acquired cash. Differences between the preliminary allocation of the purchase price and the final allocation were not material.

Apex Car Rentals

During the six months ended June 30, 2014, the Company recorded approximately $7 million in transaction-related costs to increase the fair value of contingent consideration associated with the October 2012 acquisition of Apex Car Rentals (“Apex”). The contingent consideration consists of a maximum of $26 million in payments that are contingent on the future financial performance of Apex. The amount recognized for contingent consideration at June 30, 2014 was $19 million.

5.	Other Current Assets

Other current assets consisted of:

	As of June 30, 2014	As of December 31, 2013
Sales and use taxes	$321	$132
Prepaid expenses	221	187
Other	124	136
Other current assets	$666	$455

6.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)(b)(d)	$279	$58	$221	$272	$52	$220
Customer relationships (a)(d)	177	44	133	166	35	131
Other (c)	8	2	6	2	1	1
Total	$464	$104	$360	$440	$88	$352

Unamortized Intangible Assets
Goodwill (a)(b)(d)	$707			$691
Trademarks (d)	$572			$571
__________

(a)	The increases in carrying amounts reflect the acquisition of the Budget licensee for Edmonton.

(b)	The increases in carrying amounts reflect the reacquired right to operate the Budget brand in Portugal.

(c)	The increases in carrying amounts reflect the acquisition of airport concession agreements, amortized over a weighted average useful life of approximately three years.

(d)	The changes in carrying amounts reflect fluctuations in currency exchange rates.

For the three months ended June 30, 2014 and 2013, amortization expense was approximately $9 million and $7 million, respectively. For the six months ended June 30, 2014 and 2013, amortization expense was approximately $16 million and $12 million, respectively. Based on the Company’s amortizable assets at June 30, 2014, the Company expects amortization expense of approximately $18 million for the remainder of 2014 and approximately $32 million for each of the five fiscal years thereafter.

7.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	June 30,	December 31,
	2014	2013
Rental vehicles	$14,409	$10,234
Less: Accumulated depreciation	(1,461)	(1,411)
	12,948	8,823
Vehicles held for sale	418	759
Vehicles, net	$13,366	$9,582

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation expense	$491	$455	$898	$808
Lease charges	39	23	76	57
Gain on sales of vehicles, net	(13)	(2)	(24)	(2)
Vehicle depreciation and lease charges, net	$517	$476	$950	$863

At June 30, 2014 and 2013, the Company had purchases of vehicles included in payables of $498 million and $525 million, respectively, and sales of vehicles included in receivables of $170 million and $154 million, respectively.

8.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2014 is a provision of 43.4%. Such rate differed from the Federal statutory rate of 35.0% primarily due to the non-deductibility of certain transaction-related costs.

The Company’s effective tax rate for the six months ended June 30, 2013 was a benefit of 22.1%. Such rate differed from the Federal statutory rate of 35.0% primarily due to the treatment of the expenses for the early extinguishment of corporate debt and certain transaction-related costs.

9.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	June 30,	December 31,
		2014	2013
3½% Convertible Notes (a)	October 2014	$65	$66
4⅞% Senior Notes	November 2017	300	300
Floating Rate Senior Notes (b)	December 2017	247	247
8¼% Senior Notes	January 2019	—	691
Floating Rate Term Loan (c)	March 2019	985	989
9¾% Senior Notes	March 2020	223	223
6% Euro-denominated Senior Notes	March 2021	634	344
5⅛% Senior Notes	June 2022	400	—
5½% Senior Notes	April 2023	500	500
		3,354	3,360
Other		34	34
Total		3,388	3,394
Less: Short-term debt and current portion of long-term debt		89	89
Long-term debt		$3,299	$3,305
__________

(a)	As of June 30, 2014, the 3½% convertible notes are convertible by the holders into approximately 4 million shares of the Company’s common stock.

(b)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 2.98% at June 30, 2014; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(c)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2014, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

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

In May 2014, the Company issued $400 million of 5⅛% Senior Notes due 2022 at par. In June 2014, the Company used the proceeds to repurchase the remaining $395 million principal amount of its 8¼% Senior Notes for $421 million plus accrued interest.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At June 30, 2014, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,650	$—	$900	$750
Other facilities (b)	13	1	—	12
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR, plus 225 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 5.14% to 5.69% as of June 30, 2014.

At June 30, 2014, the Company had various uncommitted credit facilities available, under which it had drawn approximately $5 million, which bear interest at rates between 0.41% and 2.50%.

DEBT COVENANTS

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of June 30, 2014, the Company was in compliance with the financial covenants governing its indebtedness.

10.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2014	2013
North America - Debt due to Avis Budget Rental Car Funding (a)	$8,101	$5,656
North America - Canadian borrowings (a)(b)	744	400
International - Debt borrowings (a)	1,290	731
International - Capital leases (a)	444	289
Truck Rental - Debt borrowings (c)	264	226
Other	5	35
Total	$10,848	$7,337
__________

(a)	The increase reflects additional borrowings principally to fund a seasonal increase in the Company’s car rental fleet.

(b)	The increase includes additional borrowings to fund an increase in the Company’s fleet driven by the acquisition of its Budget licensee for Edmonton.

(c)	The increase reflects additional borrowings to acquire rental fleet.

DEBT MATURITIES

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding at June 30, 2014.

Debt Under Vehicle Programs
Within 1 year (a)	$1,251
Between 1 and 2 years	4,871
Between 2 and 3 years	1,485
Between 3 and 4 years	1,156
Between 4 and 5 years	1,714
Thereafter	371
Total	$10,848
 __________

(a)	Vehicle-backed debt maturing within one year primarily represents term asset-backed securities.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of June 30, 2014, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
North America - Debt due to Avis Budget Rental Car Funding (b)	$8,516	$8,101	$415
North America - Canadian borrowings (c)	961	744	217
International - Debt borrowings (d)	1,650	1,290	360
International - Capital leases (e)	554	444	110
Truck Rental - Debt borrowings (f)	283	264	19
Other	5	5	—
Total	$11,969	$10,848	$1,121
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $9.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $919 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.6 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $450 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $406 million of underlying vehicles and related assets.

DEBT COVENANTS

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2014, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

11.	Commitments and Contingencies

Contingencies
The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including, among others, contract and licensee disputes, wage-and-hour claims, competition matters, employment matters, insurance claims, intellectual property claims and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could materially impact the Company’s financial position, results of operations or cash flows.

Additionally, in 2006, the Company completed the spin-offs of its Realogy and Wyndham subsidiaries. In connection with the spin-offs, Realogy assumed 62.5% and Wyndham assumed 37.5% of certain contingent and other corporate liabilities of the Company that are not primarily related to any of the respective businesses of Realogy, Wyndham, our former Travelport subsidiary and/or the Company’s vehicle rental operations, and in each case incurred or allegedly incurred on or prior to each subsidiary’s disposition (“Assumed Liabilities”). If Realogy or Wyndham were to default on its payment of costs or expenses to the Company related to any Assumed Liabilities, the Company would be responsible for 50% of the defaulting party’s obligation. The Company does not believe that the impact of any resolution of contingent liabilities constituting Assumed Liabilities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities. The Company is also named in various litigation that is primarily related to the businesses of its former subsidiaries, including Realogy, and Wyndham and their current or former subsidiaries. The Company is entitled to indemnification from such entities for any liability resulting from such litigation.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $2.0 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising and capital expenditures. As of June 30, 2014, the Company had approximately $137 million of purchase obligations, which extend through 2018.

Concentrations

Concentrations of credit risk at June 30, 2014 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Kia, Fiat, BMW, Subaru, Mercedes and Toyota, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $62 million and $38 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which, as previously discussed, were sold or spun-off in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $42 million, the majority of which expire by the end of 2015. At June 30, 2014, the liability recorded by the Company in connection with these guarantees was approximately $1 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy and Wyndham, as applicable. The Company monitors the credit ratings and other relevant information for Realogy and Wyndham in order to assess the status of the payment/performance risk of these guarantees.

12.	Stockholders’ Equity

Share Repurchases

In August 2013, the Company obtained Board approval to repurchase up to $200 million of its common stock. In April 2014, the Company’s Board authorized a $235 million increase to the share repurchase program. During the six months ended June 30, 2014, the Company repurchased approximately 2,977,000 shares of common stock at a cost of approximately $150 million under the program. The Company did not repurchase any of its common stock during the six months ended June 30, 2013.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Available-for Sale Securities(a)	Minimum Pension Liability Adjustment(a)	Accumulated Other Comprehensive Income
Balance, January 1, 2014	$166	$1	$2	$(52)	$117
Net current-period other comprehensive income (loss)	8	(2)	1	1	8
Balance, June 30, 2014	$174	$(1)	$3	$(51)	$125

Balance, January 1, 2013	$193	$—	$2	$(85)	$110
Net current-period other comprehensive income (loss)	(60)	1	(1)	—	(60)
Balance, June 30, 2013	$133	$1	$1	$(85)	$50
__________
All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $9 million loss, net of tax, related to the Company's hedge of its net investment in Euro-denominated foreign operations (See Note 14 - Financial Instruments).

(a)	For the three and six months ended June 30, 2014 and 2013, amounts reclassified from accumulated other comprehensive income were not material.

(b)
For the three and six months ended June 30, 2014, amounts reclassified from accumulated other comprehensive income were $2 million ($1 million, net of tax) and $4 million ($2 million, net of tax), respectively. For the three and six months ended June 30, 2013, amounts reclassified from accumulated other comprehensive income were not material.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$26	$(28)	$30	$(74)
Other comprehensive income (loss):
Currency translation adjustments	5	(37)	8	(60)
Net unrealized gain (loss) on available-for-sale securities	2	(1)	1	(1)
Net unrealized gain (loss) on cash flow hedges	(3)	1	(2)	1
Minimum pension liability adjustment	1	—	1	—
	5	(37)	8	(60)
Total comprehensive income (loss)	$31	$(65)	$38	$(134)
__________
All components of other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries. The related taxes on all other components are not material for any period presented.

13.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $8 million and $5 million ($5 million and $3 million, net of tax) during the three months ended June 30, 2014 and 2013, respectively, and $16 million and $9 million ($10 million and $6 million, net of tax) during the six months ended June 30, 2014 and 2013, respectively, related to stock-based awards that were granted by the Company. In jurisdictions with net operating loss carryforwards, exercises and/or vestings of stock-based awards have generated $52 million of total tax deductions at June 30, 2014. Approximately $21 million of tax benefits will be recorded in additional paid-in capital when these tax deductions are realized in these jurisdictions.

The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards containing a market condition are as follows:

	Six Months Ended June 30,
	2014	2013
Expected volatility of stock price	40%	43%
Risk-free interest rate	0.83%	0.39%
Expected term of awards	3 years	3 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market-Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014 (a)	1,308	$17.92	2,043	$13.79	267	$14.90
Granted	379	41.94	325	41.97	—	—
Vested (b)	(600)	16.71	(432)	10.91	—	—
Forfeited/expired	(57)	23.62	(32)	21.48	—	—
Outstanding at June 30, 2014 (c)	1,030	$27.12	1,904	$19.13	267	$14.90
__________

(a)
Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs, performance-based and market-based RSUs, and cash units granted in 2013 was $21.73, $20.64 and $17.14, respectively.

(b)	The total grant date fair value of RSUs vested during the six months ended June 30, 2014 and 2013 was $15 million and $14 million, respectively.

(c)
The Company’s outstanding time-based RSUs, performance-based and market-based RSUs, and cash units had aggregate intrinsic value of $61 million, $114 million and $16 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $41 million and will be recognized over a weighted average vesting period of 1.1 years. The Company assumes that substantially all outstanding awards will vest over time.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2014	979	$2.82	$37	5.2
Granted	—	—	—
Exercised	(100)	2.59	5
Forfeited/expired	—	—	—
Outstanding at June 30, 2014 (a)	879	2.85	50	4.7
Exercisable at June 30, 2014	847	$2.52	$48	4.7
__________

(a)	The Company assumes that substantially all outstanding stock options will vest over time.

14.	Financial Instruments

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

The Company has designated its 6% Euro-denominated notes as a hedge of its net investment in Euro-denominated foreign operations. For the six months ended June 30, 2014, the Company recorded a $2 million gain in accumulated other comprehensive income as part of currency translation adjustments. There was no ineffectiveness related to the Company’s net investment hedges during the three and six months ended June 30, 2014 and the Company does not expect to reclassify any amounts from accumulated other comprehensive income into earnings over the next 12 months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. There was no ineffectiveness related to the Company’s cash flow hedges during the three and six months ended June 30, 2014. The Company estimates that $7 million of losses currently recorded in accumulated other comprehensive income will be recognized in earnings over the next 12 months.

From time to time, the Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that such derivatives are in a liability position. The aggregate fair value of such derivatives and the aggregate fair value of assets needed to settle these derivatives was not material as of June 30, 2014.

The Company held derivative instruments with absolute notional values as follows:

As of
June 30, 2014
Interest rate caps (a)	$12,275
Interest rate swaps	1,501
Foreign exchange swaps	642
Foreign exchange forward contracts	315

Commodity contracts (millions of gallons of unleaded gasoline)	10
__________

(a)
Represents $9.9 billion of interest rate caps sold, partially offset by approximately $2.4 billion of interest rate caps purchased. These amounts exclude $7.5 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2014		As of December 31, 2013
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1	$2	$2	$1

Derivatives not designated as hedging instruments
Interest rate caps (b)	—	4	2	13
Interest rate swaps	—	—	—	—
Foreign exchange swaps and forward contracts (c)	2	11	3	5
Commodity contracts (c)	1	—	—	—
Total	$4	$17	$7	$19
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives designated as hedging instruments
Interest rate swaps (a)	$(3)	$1	$(2)	$1
Derivatives not designated as hedging instruments (b)
Interest rate caps (c)	—	4	—	7
Foreign exchange swaps and forward contracts (d)	(11)	34	(29)	35
Commodity contracts (e)	1	(2)	1	—
Total	$(13)	$37	$(30)	$43
__________

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)	Included in interest expense.

(d)
For the three months ended June 30, 2014, included a $11 million loss in interest expense and for the six months ended June 30, 2014, included a $26 million loss in interest expense and a $3 million loss in operating expense. For the three months ended June 30, 2013 included a $30 million gain in interest expense and a $4 million gain in operating expense and for the six months ended June 30, 2013, included a $29 million gain in interest expense and a $6 million gain in operating expenses.

(e)	Included in operating expenses.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt, excluding convertible debt	$24	$24	$23	$23
Convertible debt	65	240	66	159
Long-term debt	3,299	3,381	3,305	3,416

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$8,101	$8,241	$5,656	$5,732
Vehicle-backed debt	2,743	2,749	1,668	1,675
Interest rate swaps and interest rate contracts (a)	4	4	13	13
 __________

(a)	Derivatives in a liability position.

15.	Segment Information

The Company’s chief operating decision maker assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments. In identifying its reportable segments, the Company considered the nature of services provided, the geographical areas in which the segments operated and other relevant factors. The Company has aggregated certain of its operating segments into its reportable segments.

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

	Three Months Ended June 30,
	2014		2013
	Revenues	Adjusted EBITDA	Revenues (a)	Adjusted EBITDA (b)
North America	$1,427	$157	$1,279	$115
International	667	57	621	58
Truck Rental	100	13	102	17
Corporate and Other (c)	—	(14)	—	(11)
Total Company	$2,194	213	$2,002	179

Less:	Non-vehicle related depreciation and amortization	45		37
Interest expense related to corporate debt, net:
Interest expense		55		55
Early extinguishment of debt		56		91
Transaction-related costs		8		19
Restructuring expense		1		15
Income (loss) before income taxes		$48		$(38)
__________

(a)
Previously reported amounts were recast for a change in the Company’s reportable segments, decreasing North America revenues and increasing International revenues by $13 million in the three months ended June 30, 2013.

(b)
Amounts reflect a revision to the definition of Adjusted EBITDA to exclude restructuring expense, which resulted in an increase in Adjusted EBITDA in International and Truck Rental of $6 million and $9 million, respectively, and a change in the Company’s reportable segments, which resulted in an increase in North America Adjusted EBITDA and a decrease in International Adjusted EBITDA of $1 million in the three months ended June 30, 2013.

(c)	Includes unallocated corporate overhead which is not attributable to a particular segment.

	Six Months Ended June 30,
	2014		2013
	Revenues	Adjusted EBITDA	Revenues (a)	Adjusted EBITDA (b)
North America	$2,663	$271	$2,377	$208
International	1,218	74	1,138	75
Truck Rental	175	11	178	12
Corporate and Other (c)	—	(26)	—	(23)
Total Company	$4,056	330	$3,693	272

Less:	Non-vehicle related depreciation and amortization	86		71
Interest expense related to corporate debt, net:
Interest expense		111		114
Early extinguishment of debt		56		131
Transaction-related costs		16		26
Restructuring expense		8		25
Income (loss) before income taxes		$53		$(95)
__________

(a)
Previously reported amounts were recast for a change in the Company’s reportable segments, decreasing North America revenues and increasing International revenues by $15 million in the six months ended June 30, 2013.

(b)
Amounts reflect the revised definition of Adjusted EBITDA to exclude restructuring expense, which resulted in an increase in Adjusted EBITDA in North America, International and Truck Rental of $3 million, $9 million and $13 million, respectively, and a change in the Company’s reportable segments, which resulted in an increase in North America Adjusted EBITDA and a decrease in International Adjusted EBITDA by $1 million in the six months ended June 30, 2013.

(c)	Includes unallocated corporate overhead which is not attributable to a particular segment.

Since December 31, 2013, there have been no significant changes in segment assets other than in the Company’s North America and International segment assets under vehicle programs. As of June 30, 2014 and December 31, 2013, North America assets under vehicle programs were approximately $10.8 billion and $7.9 billion, respectively, and International assets under vehicle programs were approximately $2.9 billion and $2.2 billion, respectively.

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, Consolidating Condensed Balance Sheets as of June 30, 2014 and December 31, 2013, and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by the Subsidiary Issuers. These senior notes consist of Floating rate notes due 2017, 4⅞% notes due 2017, 8¼% notes due 2019, 9¾% notes due 2020, 5⅛% notes due June 2022 and 5½% notes due April 2023 (collectively, the “Notes”). See Note 9 - Long-term Debt and Borrowing Arrangements for additional information regarding these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended June 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,049	$504	$—	$1,553
Other	—	—	309	891	(559)	641
Net revenues	—	—	1,358	1,395	(559)	2,194

Expenses
Operating	2	4	660	439	—	1,105
Vehicle depreciation and lease charges, net	—	—	505	516	(504)	517
Selling, general and administrative	6	7	157	117	—	287
Vehicle interest, net	—	—	51	76	(55)	72
Non-vehicle related depreciation and amortization	—	1	28	16	—	45
Interest expense related to corporate debt, net:
Interest expense	—	41	2	12	—	55
Intercompany interest expense (income)	(3)	(2)	—	5	—	—
Early extinguishment of debt	—	56	—	—	—	56
Transaction-related costs	—	2	(4)	10	—	8
Restructuring expense	—	—	—	1	—	1
Total expenses	5	109	1,399	1,192	(559)	2,146
Income (loss) before income taxes and equity in earnings of subsidiaries	(5)	(109)	(41)	203	—	48
Provision for (benefit from) income taxes	(1)	(43)	52	14	—	22
Equity in earnings of subsidiaries	30	96	189	—	(315)	—
Net income	$26	$30	$96	$189	$(315)	$26

Comprehensive income	$31	$33	$101	$194	$(328)	$31

Six Months Ended June 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,965	$917	$—	$2,882
Other	—	—	576	1,646	(1,048)	1,174
Net revenues	—	—	2,541	2,563	(1,048)	4,056

Expenses
Operating	2	8	1,264	831	—	2,105
Vehicle depreciation and lease charges, net	—	—	946	948	(944)	950
Selling, general and administrative	13	11	297	214	—	535
Vehicle interest, net	—	—	96	144	(104)	136
Non-vehicle related depreciation and amortization	—	1	55	30	—	86
Interest expense related to corporate debt, net:
Interest expense	1	88	2	20	—	111
Intercompany interest expense (income)	(6)	(5)	1	10	—	—
Early extinguishment of debt	—	56	—	—	—	56
Transaction-related costs	—	4	(1)	13	—	16
Restructuring expense	—	—	2	6	—	8
Total expenses	10	163	2,662	2,216	(1,048)	4,003
Income (loss) before income taxes and equity in earnings of subsidiaries	(10)	(163)	(121)	347	—	53
Provision for (benefit from) income taxes	(3)	(64)	70	20	—	23
Equity in earnings of subsidiaries	37	136	327	—	(500)	—
Net income	$30	$37	$136	$327	$(500)	$30

Comprehensive income	$38	$44	$144	$335	$(523)	$38

Three Months Ended June 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$972	$466	$—	$1,438
Other	—	—	288	643	(367)	564
Net revenues	—	—	1,260	1,109	(367)	2,002

Expenses
Operating	2	2	613	390	—	1,007
Vehicle depreciation and lease charges, net	—	—	327	323	(174)	476
Selling, general and administrative	8	1	165	100	—	274
Vehicle interest, net	—	—	46	63	(43)	66
Non-vehicle related depreciation and amortization	—	—	25	12	—	37
Interest expense related to corporate debt, net:
Interest expense	1	52	—	2	—	55
Intercompany interest expense (income)	(3)	(6)	1	8	—	—
Early extinguishment of debt	2	89	—	—	—	91
Transaction-related costs	1	9	1	8	—	19
Restructuring expense	—	—	9	6	—	15
Total expenses	11	147	1,187	912	(217)	2,040
Income (loss) before income taxes and equity in earnings of subsidiaries	(11)	(147)	73	197	(150)	(38)
Provision for (benefit from) income taxes	(3)	(55)	34	14	—	(10)
Equity in earnings (loss) of subsidiaries	(20)	72	33	—	(85)	—
Net income (loss)	$(28)	$(20)	$72	$183	$(235)	$(28)

Comprehensive income (loss)	$(65)	$(56)	$39	$151	$(134)	$(65)

Six Months Ended June 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,809	$845	$—	$2,654
Other	—	—	535	1,170	(666)	1,039
Net revenues	—	—	2,344	2,015	(666)	3,693

Expenses
Operating	3	3	1,171	760	—	1,937
Vehicle depreciation and lease charges, net	—	—	587	566	(290)	863
Selling, general and administrative	17	2	296	183	—	498
Vehicle interest, net	—	—	88	121	(86)	123
Non-vehicle related depreciation and amortization	—	1	45	25	—	71
Interest expense related to corporate debt, net:
Interest expense	2	106	—	6	—	114
Intercompany interest expense (income)	(6)	(17)	4	19	—	—
Early extinguishment of debt	41	90	—	—	—	131
Transaction-related costs	1	13	1	11	—	26
Restructuring expense	—	—	16	9	—	25
Total expenses	58	198	2,208	1,700	(376)	3,788
Income (loss) before income taxes and equity in earnings of subsidiaries	(58)	(198)	136	315	(290)	(95)
Provision for (benefit from) income taxes	(7)	(75)	48	13	—	(21)
Equity in earnings (loss) of subsidiaries	(23)	100	12	—	(89)	—
Net income (loss)	$(74)	$(23)	$100	$302	$(379)	$(74)

Comprehensive income (loss)	$(134)	$(82)	$41	$245	$(204)	$(134)

Consolidating Condensed Balance Sheets

As of June 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$5	$248	$—	$284	$—	$537
Receivables, net	—	—	199	554	—	753
Deferred income taxes	1	—	156	23	(4)	176
Other current assets	3	94	86	483	—	666
Total current assets	9	342	441	1,344	(4)	2,132

Property and equipment, net	—	105	320	203	—	628
Deferred income taxes	19	1,032	143	—	(4)	1,190
Goodwill	—	—	342	365	—	707
Other intangibles, net	—	40	514	378	—	932
Other non-current assets	107	82	20	144	—	353
Intercompany receivables	148	332	850	712	(2,042)	—
Investment in subsidiaries	579	3,046	3,369	—	(6,994)	—
Total assets exclusive of assets under vehicle programs	862	4,979	5,999	3,146	(9,044)	5,942

Assets under vehicle programs:
Program cash	—	—	—	145	—	145
Vehicles, net	—	7	88	13,271	—	13,366
Receivables from vehicle manufacturers and other	—	—	3	171	—	174
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	7	91	13,949	—	14,047
Total assets	$862	$4,986	$6,090	$17,095	$(9,044)	$19,989

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$30	$209	$550	$851	$(4)	$1,636
Short-term debt and current portion of long-term debt	65	14	4	6	—	89
Total current liabilities	95	223	554	857	(4)	1,725

Long-term debt	—	2,657	8	634	—	3,299
Other non-current liabilities	100	98	225	433	(4)	852
Intercompany payables	—	1,425	301	316	(2,042)	—
Total liabilities exclusive of liabilities under vehicle programs	195	4,403	1,088	2,240	(2,050)	5,876

Liabilities under vehicle programs:
Debt	—	4	73	2,670	—	2,747
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	8,101	—	8,101
Deferred income taxes	—	—	1,883	187	—	2,070
Other	—	—	—	528	—	528
	—	4	1,956	11,486	—	13,446
Total stockholders’ equity	667	579	3,046	3,369	(6,994)	667
Total liabilities and stockholders’ equity	$862	$4,986	$6,090	$17,095	$(9,044)	$19,989

As of December 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14	$242	$12	$425	$—	$693
Receivables, net	—	—	150	469	—	619
Deferred income taxes	1	—	156	21	(1)	177
Other current assets	4	80	82	289	—	455
Total current assets	19	322	400	1,204	(1)	1,944

Property and equipment, net	—	109	312	193	—	614
Deferred income taxes	20	1,142	141	—	(4)	1,299
Goodwill	—	—	342	349	—	691
Other intangibles, net	—	41	519	363	—	923
Other non-current assets	104	96	18	143	—	361
Intercompany receivables	145	210	853	331	(1,539)	—
Investment in subsidiaries	671	2,900	3,347	—	(6,918)	—
Total assets exclusive of assets under vehicle programs	959	4,820	5,932	2,583	(8,462)	5,832

Assets under vehicle programs:
Program cash	—	—	—	116	—	116
Vehicles, net	—	10	9	9,563	—	9,582
Receivables from vehicle manufacturers and other	—	—	—	391	—	391
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	363	—	363
	—	10	9	10,433	—	10,452
Total assets	$959	$4,830	$5,941	$13,016	$(8,462)	$16,284

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$25	$238	$487	$730	$(1)	$1,479
Short-term debt and current portion of long-term debt	65	14	3	7	—	89
Total current liabilities	90	252	490	737	(1)	1,568

Long-term debt	—	2,955	6	344	—	3,305
Other non-current liabilities	98	96	221	436	(4)	847
Intercompany payables	—	844	340	355	(1,539)	—
Total liabilities exclusive of liabilities under vehicle programs	188	4,147	1,057	1,872	(1,544)	5,720

Liabilities under vehicle programs:
Debt	—	11	—	1,670	—	1,681
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,656	—	5,656
Deferred income taxes	—	—	1,984	193	—	2,177
Other	—	1	—	278	—	279
	—	12	1,984	7,797	—	9,793
Total stockholders’ equity	771	671	2,900	3,347	(6,918)	771
Total liabilities and stockholders’ equity	$959	$4,830	$5,941	$13,016	$(8,462)	$16,284

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$2	$502	$45	$462	$—	$1,011

Investing activities
Property and equipment additions	—	(7)	(39)	(34)	—	(80)
Proceeds received on asset sales	—	2	—	4	—	6
Net assets acquired (net of cash acquired)	—	—	—	(125)	—	(125)
Other, net	136	(7)	(1)	—	(136)	(8)
Net cash provided by (used in) investing activities exclusive of vehicle programs	136	(12)	(40)	(155)	(136)	(207)

Vehicle programs:
Increase in program cash	—	—	—	(29)	—	(29)
Investment in vehicles	—	(3)	(86)	(8,125)	—	(8,214)
Proceeds received on disposition of vehicles	—	5	—	4,377	—	4,382
	—	2	(86)	(3,777)	—	(3,861)
Net cash provided by (used in) investing activities	136	(10)	(126)	(3,932)	(136)	(4,068)

Financing activities
Proceeds from long-term borrowings	—	400	—	295	—	695
Payments on long-term borrowings	—	(744)	(3)	—	—	(747)
Repurchases of common stock	(146)	—	—	—	—	(146)
Debt financing fees	—	(6)	—	(5)	—	(11)
Other, net	(1)	(136)	—	—	136	(1)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(147)	(486)	(3)	290	136	(210)

Vehicle programs:
Proceeds from borrowings	—	—	73	9,463	—	9,536
Payments on borrowings	—	—	—	(6,417)	—	(6,417)
Debt financing fees	—	—	(1)	(9)	—	(10)
	—	—	72	3,037	—	3,109
Net cash provided by (used in) financing activities	(147)	(486)	69	3,327	136	2,899

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	2	—	2

Net increase (decrease) in cash and cash equivalents	(9)	6	(12)	(141)	—	(156)
Cash and cash equivalents, beginning of period	14	242	12	425	—	693
Cash and cash equivalents, end of period	$5	$248	$—	$284	$—	$537

Six Months Ended June 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(5)	$48	$(32)	$866	$(3)	$874

Investing activities
Property and equipment additions	—	(11)	(24)	(21)	—	(56)
Proceeds received on asset sales	—	3	—	4	—	7
Net assets acquired (net of cash acquired)	—	(513)	16	21	—	(476)
Intercompany loan receipts	—	70	—	—	(70)	—
Other, net	87	(1)	43	8	(87)	50
Net cash provided by (used in) investing activities exclusive of vehicle programs	87	(452)	35	12	(157)	(475)

Vehicle programs:
Increase in program cash	—	—	—	(111)	—	(111)
Investment in vehicles	—	(3)	(1)	(7,302)	—	(7,306)
Proceeds received on disposition of vehicles	—	2	—	4,432	—	4,434
	—	(1)	(1)	(2,981)	—	(2,983)
Net cash provided by (used in) investing activities	87	(453)	34	(2,969)	(157)	(3,458)

Financing activities
Proceeds from long-term borrowings	—	2,725	—	—	—	2,725
Payments on long-term borrowings	(93)	(2,243)	(2)	—	—	(2,338)
Net change in short-term borrowings	—	—	—	10	—	10
Purchase of warrants	(29)	—	—	—	—	(29)
Proceeds from sale of call options	40	—	—	—	—	40
Intercompany loan payments	—	—	—	(70)	70	—
Debt financing fees	—	(28)	—	—	—	(28)
Other, net	2	(87)	—	(3)	90	2
Net cash provided by (used in) financing activities exclusive of vehicle programs	(80)	367	(2)	(63)	160	382

Vehicle programs:
Proceeds from borrowings	—	—	—	8,191	—	8,191
Payments on borrowings	—	—	—	(6,055)	—	(6,055)
Debt financing fees	—	—	—	(20)	—	(20)
	—	—	—	2,116	—	2,116
Net cash provided by (used in) financing activities	(80)	367	(2)	2,053	160	2,498

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(17)	—	(17)

Net increase (decrease) in cash and cash equivalents	2	(38)	—	(67)	—	(103)
Cash and cash equivalents, beginning of period	5	102	—	499	—	606
Cash and cash equivalents, end of period	$7	$64	$—	$432	$—	$503

17.	Subsequent Event

During July 2014, the Company's Avis Budget Rental Car Funding subsidiary issued $500 million in asset-backed notes at a weighted average interest rate of 2.62%, to provide funds for the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. The expected final payment date of these notes is February 2020.

*    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2014 (the “2013 Form 10-K”) and our Current Report on Form 8-K filed May 12, 2014 to update the 2013 Form 10-K for a change to our reportable segments as well as a revision to our definition of Adjusted EBITDA. Our actual results of operations may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2013 Form 10-K and our Current Report on Form 8-K filed May 12, 2014. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

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

Our Segments

We categorize our operations into three reportable business segments: North America, consisting primarily of our Avis and Budget car rental operations in the United States, our Avis and Budget vehicle rental operations in Canada, and our Zipcar car sharing operations in North America; International, consisting primarily of our Avis and Budget vehicle rental operations in Europe, the Middle East, Africa, Asia, South America, Central America, the Caribbean, Australia and New Zealand, and our car sharing operations in certain of these markets; and Truck Rental, consisting of our Budget truck rental operations in the United States. Our segments include the financial results of Zipcar since our acquisition of such business in March 2013. In conjunction with a change in our management structure in first quarter 2014, we re-aligned components of our Zipcar operations among our business segments. Segment financial information presented below has been recast to conform with our current business segment reporting alignment for all periods presented.

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

We believe that the following factors, among others, may affect and/or impact our financial condition and results of operations:

•	general travel demand, including worldwide enplanements;

•	fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	changes in fleet costs and in conditions in the used vehicle marketplace, as well as manufacturer recalls;

•	changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	our acquisitions, our integration of acquired operations and our realization of synergies, particularly with respect to Zipcar and Avis Europe;

•	demand for car sharing services;

•	changes in the price of gasoline;

•	changes in currency exchange rates; and

•	demand for truck rentals.
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

Year-to-Date Highlights

In the six months ended June 30, 2014:

•	Our net revenues increased 10% year-over-year to $4.1 billion in 2014.

•
Pricing (our average T&M revenue per rental day) increased 3% in North America, excluding Zipcar and Payless Car Rental (“Payless”, which was acquired in July 2013), driven by increases in both commercial and leisure pricing.

•	Adjusted EBITDA increased 21% to $330 million in 2014, as a result of higher rental volumes and increased year-over-year pricing in North America.

•
We redeemed all $687 million of our outstanding 8¼% Senior Notes due January 2019 using the proceeds from our issuance of $400 million of 5⅛% Senior Notes due 2022 and €200 million of additional euro-denominated 6% Senior Notes due 2021.

•	We repurchased $150 million of our common stock, reducing our diluted shares outstanding by approximately 3.0 million shares.

•	We acquired our Budget licensee in Edmonton, Alberta, Canada and also re-acquired the right to operate the Budget brand in Portugal.

RESULTS OF OPERATIONS

We measure performance using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers. We also measure our ancillary revenues (rental-transaction revenue other than T&M revenue), such as from the sale of collision and loss damage waivers, insurance products and fuel service options and portable GPS navigation unit rentals. Our vehicle rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring expense, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs and income taxes. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. In the first quarter of 2014, we revised our definition of Adjusted EBITDA to exclude restructuring expense and have recast our 2013 Adjusted EBITDA amounts to conform with the revised definition. For additional information regarding the impact of the change in our definition of Adjusted EBITDA, refer to Note 15 - Segment Information.

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Our consolidated results of operations comprised the following:

	Three Months Ended June 30,
	2014	2013	Change	% Change
Revenues
Vehicle rental	$1,553	$1,438	$115	8%
Other	641	564	77	14%
Net revenues	2,194	2,002	192	10%

Expenses
Operating	1,105	1,007	98	10%
Vehicle depreciation and lease charges, net	517	476	41	9%
Selling, general and administrative	287	274	13	5%
Vehicle interest, net	72	66	6	9%
Non-vehicle related depreciation and amortization	45	37	8	22%
Interest expense related to corporate debt, net:
Interest expense	55	55	—	0%
Early extinguishment of debt	56	91	(35)	(38%)
Transaction-related costs	8	19	(11)	(58%)
Restructuring expense	1	15	(14)	(93%)
Total expenses	2,146	2,040	106	5%

Income (loss) before income taxes	48	(38)	86	*
Provision for (benefit from) income taxes	22	(10)	32	*

Net income (loss)	$26	$(28)	$54	*
__________

*	Not meaningful.

During second quarter 2014, our net revenues increased principally as a result of a 4% increase in total rental days and a 3% increase in pricing (excluding Zipcar and Payless), $31 million of revenue from Payless and a 10% increase in ancillary revenues (excluding Zipcar and Payless). Movements in currency exchange rates did not have a significant impact on revenues during second quarter 2014 compared to 2013.

Total expenses increased as a result of higher operating expenses resulting from increased volumes and higher vehicle depreciation and lease charges as a result of a 5% increase in our car rental fleet and a 2% increase in our per-unit fleet costs (excluding Zipcar and Payless). These increases were partially offset by decreases in debt extinguishment costs, transaction-related costs and restructuring expense. As a result, despite a $7 million negative pretax impact from currency exchange rate movements, our net income increased by $54 million. Our effective tax rates were a provision of 46% and a benefit of 26% for the three months ended June 30, 2014 and 2013, respectively, principally due to the non-deductibility of certain transaction-related costs in 2014 and of the expenses for the early extinguishment of corporate debt in 2013.

For the three months ended June 30, 2014, the Company reported diluted earnings of $0.24 per share, which includes after-tax debt extinguishment costs of ($0.31) per share.

In the three months ended June 30, 2014:

•	Operating expenses, at 50.3% of revenue, remained level compared to the prior-year period.

•
Vehicle depreciation and lease charges decreased to 23.6% of revenue from 23.8% compared to second quarter 2013, primarily due to increased pricing and ancillary revenues, partially offset by increased per-unit fleet costs.

•	Selling, general and administrative costs decreased to 13.1% of revenue from 13.7% in second quarter 2013 primarily due to reduced marketing expenses.

•	Vehicle interest costs, at 3.3% of revenue, remained level compared to the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2014	2013	% Change	2014	2013	% Change
North America	$1,427	$1,279	12%	$157	$115	37%
International	667	621	7%	57	58	(2%)
Truck Rental	100	102	(2%)	13	17	(24%)
Corporate and Other (a)	—	—	*	(14)	(11)	*
Total Company	$2,194	$2,002	10%	213	179	19%

Less:	Non-vehicle related depreciation and amortization			45	37
Interest expense related to corporate debt, net:
	Interest expense			55	55
	Early extinguishment of debt			56	91
Transaction-related costs (b)				8	19
Restructuring expense				1	15
Income (loss) before income taxes				$48	$(38)
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

North America

	2014	2013	% Change
Revenue	$1,427	$1,279	12%
Adjusted EBITDA	157	115	37%

Revenues increased 12% in second quarter 2014 compared with second quarter 2013, primarily due to 5% growth in rental volumes and a 4% increase in pricing (excluding Zipcar and Payless).

Adjusted EBITDA increased 37% in second quarter 2014 compared with second quarter 2013, primarily due to increased pricing and rental volumes.

In the three months ended June 30, 2014:

•	Operating expenses were 48.4% of revenue, compared to 48.3% in the prior-year period.

•
Vehicle depreciation and lease charges decreased to 25.6% of revenue from 26.1% in second quarter 2013, as pricing increases outpaced the 2% increase in per-unit fleet costs (excluding Zipcar and Payless).

•	Selling, general and administrative costs decreased to 11.0% of revenue from 12.6% in the prior-year period, principally due to lower marketing expenses.

•	Vehicle interest costs, at 3.9% of revenue, remained level compared to second quarter 2013.

International

	2014	2013	% Change
Revenue	$667	$621	7%
Adjusted EBITDA	57	58	(2%)

Revenues increased 7% during second quarter 2014 compared to second quarter 2013, primarily due to a 2% increase in rental volumes and a 13% increase in ancillary revenues.

Adjusted EBITDA decreased 2% in second quarter 2014 compared to second quarter 2013, due to a $5 million negative impact from currency exchange rate changes, partially offset by the increase in rental volumes and ancillary revenues.

In the three months ended June 30, 2014:

•	Operating expenses were 53.0% of revenue, an increase from 52.3% in the prior-year period, due to currency hedge gains in 2013, partially offset by increased ancillary revenues in 2014.

•	Vehicle depreciation and lease charges decreased to 20.3% of revenue from 21.2% compared to second quarter 2013, driven by increased ancillary revenues.

•	Selling, general and administrative costs increased to 16.2% of revenue from 15.1% in the prior-year period, primarily due to increased advertising and brand investment.

•	Vehicle interest costs decreased to 1.9% of revenue compared to 2.0% in second quarter 2013.

Truck Rental

	2014	2013	% Change
Revenue	$100	$102	(2%)
Adjusted EBITDA	13	17	(24%)

Revenues decreased $2 million due to a 6% decrease in total rental days, as our rental fleet was 12% smaller in 2014, largely offset by a 4% increase in pricing.

Adjusted EBITDA decreased $4 million in second quarter 2014 compared with second quarter 2013, principally due to higher per-unit fleet costs associated with newly acquired rental fleet.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2014	2013	Change	% Change
Revenues
Vehicle rental	$2,882	$2,654	$228	9%
Other	1,174	1,039	135	13%
Net revenues	4,056	3,693	363	10%

Expenses
Operating	2,105	1,937	168	9%
Vehicle depreciation and lease charges, net	950	863	87	10%
Selling, general and administrative	535	498	37	7%
Vehicle interest, net	136	123	13	11%
Non-vehicle related depreciation and amortization	86	71	15	21%
Interest expense related to corporate debt, net:
Interest expense	111	114	(3)	(3%)
Early extinguishment of debt	56	131	(75)	(57%)
Transaction-related costs	16	26	(10)	(38%)
Restructuring expense	8	25	(17)	(68%)
Total expenses	4,003	3,788	215	6%

Income (loss) before income taxes	53	(95)	148	*
Provision for (benefit from) income taxes	23	(21)	44	*

Net income (loss)	$30	$(74)	$104	*
__________

*	Not meaningful.

During the six months ended June 30, 2014, our net revenues increased principally as a result of a 4% increase in total rental days and a 2% increase in pricing (excluding Zipcar and Payless), $60 million of incremental revenue from Zipcar, $60 million of revenue from Payless and an 8% increase in ancillary revenues (excluding Zipcar and Payless). Movements in currency exchange rates did not have a significant impact on revenues during the six months ended June 30, 2014 compared to 2013.

Total expenses increased as a result of higher operating expenses resulting from increased volumes; higher vehicle depreciation and lease charges as a result of a 4% increase in our car rental fleet and a 4% increase in our per-unit fleet costs (excluding Zipcar and Payless); and higher selling, general and administrative costs, driven by the acquisition of Zipcar. These increases were partially offset by decreases in debt extinguishment costs, transaction-related costs and restructuring expense. As a result, despite a $16 million negative pretax impact from currency exchange rate movements, our net income increased by $104 million. Our effective tax rates were a provision of 43% and a benefit of 22% for the six months ended June 30, 2014 and 2013, respectively, principally due to the non-deductibility of certain transaction-related costs in 2014 and of the expenses for the early extinguishment of corporate debt in 2013.

For the six months ended June 30, 2014, the Company reported diluted earnings of $0.28 per share, which includes after-tax debt extinguishment costs of ($0.30), after-tax transaction costs of ($0.12) per share and after-tax restructuring expense of ($0.04) per share.

In the six months ended June 30, 2014:

•	Operating expenses decreased to 51.9% of revenue from 52.5% in the first half of 2013, driven by higher rental pricing and increased rental volumes.

•	Vehicle depreciation and lease charges, at 23.4% of revenue, remained level compared to the first half of 2013.

•	Selling, general and administrative costs decreased to 13.2% of revenue from 13.5% in the first half of 2013.

•	Vehicle interest costs were 3.4% of revenue compared to 3.3% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2014	2013	% Change	2014	2013	% Change
North America	$2,663	$2,377	12%	$271	$208	30%
International	1,218	1,138	7%	74	75	(1%)
Truck Rental	175	178	(2%)	11	12	(8%)
Corporate and Other (a)	—	—	*	(26)	(23)	*
Total Company	$4,056	$3,693	10%	330	272	21%

Less:	Non-vehicle related depreciation and amortization			86	71
Interest expense related to corporate debt, net:
	Interest expense			111	114
	Early extinguishment of debt			56	131
Transaction-related costs (b)				16	26
Restructuring expense				8	25
Income (loss) before income taxes				$53	$(95)
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

North America

	2014	2013	% Change
Revenue	$2,663	$2,377	12%
Adjusted EBITDA	271	208	30%

Revenues increased 12% in the six months ended June 30, 2014 compared with the same period in 2013, primarily due to 4% growth in rental volumes and a 3% increase in pricing (excluding Zipcar and Payless) as well as the acquisitions of Zipcar and Payless.

Adjusted EBITDA increased 30% in the six months ended June 30, 2014 compared with the same period in 2013, primarily due to increased rental volumes and pricing (excluding Zipcar and Payless) as well as the acquisitions of Zipcar and Payless, partially offset by 5% higher per-unit fleet costs (excluding Zipcar and Payless).

In the six months ended June 30, 2014:

•	Operating expenses were 49.7% of revenue, a decrease from 49.9% in the prior-year period, primarily due to higher pricing.

•	Vehicle depreciation and lease charges decreased to 25.0% of revenue from 25.1% in first half 2014 compared to 2013.

•	Selling, general and administrative costs decreased to 11.2% of revenue from 12.2% in the prior-year period principally due to lower marketing expenses.

•	Vehicle interest costs, at 4.0% of revenue, remained level compared the prior-year period.

International

	2014	2013	% Change
Revenue	$1,218	$1,138	7%
Adjusted EBITDA	74	75	(1%)

Revenues increased 7% during the six months ended June 30, 2014 compared to the same period in 2013, primarily due to a 3% increase in rental volumes and an 11% increase in ancillary revenues.

Adjusted EBITDA decreased in the six months ended June 30, 2014 compared to the same period in 2013, with the benefit of higher revenue offset by a $14 million negative impact from currency exchange rate changes.

In the six months ended June 30, 2014:

•
Operating expenses were 55.0% of revenue, a decrease from 55.3% in the prior-year period, primarily due to increased ancillary revenues, partially offset by currency hedge losses in 2014 compared to currency hedge gains in 2013.

•	Vehicle depreciation and lease charges decreased to 20.7% of revenue from 21.3% compared to the prior year period, driven by increased ancillary revenues.

•
Selling, general and administrative costs increased to 16.2% of revenue from 15.1% in the prior-year period, primarily due to increased advertising and brand investment as well as the acquisition of Zipcar.

•	Vehicle interest costs increased to 2.0% of revenue compared to 1.8% in the six months ended June 30, 2013.

Truck Rental

	2014	2013	% Change
Revenue	$175	$178	(2%)
Adjusted EBITDA	11	12	(8%)

Revenues decreased $3 million due to a 5% decrease in total rental days, as our rental fleet was 13% smaller in 2014, and lower ancillary sales, largely offset by a 4% increase in pricing.

Adjusted EBITDA decreased $1 million in the six months ended June 30, 2014 compared with the same period in 2013, principally due to increased per-unit fleet costs, partially offset by lower maintenance costs as we realize the benefits of our previous restructuring initiative.

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

FINANCIAL CONDITION

	June 30, 2014	December 31, 2013	Change
Total assets exclusive of assets under vehicle programs	$5,942	$5,832	$110
Total liabilities exclusive of liabilities under vehicle programs	5,876	5,720	156
Assets under vehicle programs	14,047	10,452	3,595
Liabilities under vehicle programs	13,446	9,793	3,653
Stockholders’ equity	667	771	(104)

Total assets exclusive of assets under vehicle programs increased primarily due to a seasonal increase in value-added tax receivables, which are recoverable from government agencies.

Total liabilities exclusive of liabilities under vehicle programs increased primarily due to seasonal increases in accounts payable and prepaid reservations.

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet and associated funding.

The decrease in stockholders' equity is primarily due to the repurchase of our common stock, partially offset by $30 million of net income for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the six months ended June 30, 2014, we issued €200 million (approximately $275 million) of additional 6% Euro-denominated Senior Notes due 2021 at 106.75% of their face value, for aggregate proceeds of approximately $295 million. In May 2014, we issued $400 million of 5⅛% Senior Notes due 2022 at par. The proceeds from these borrowings were used to repurchase the entire $687 million principal amount of our 8¼% Senior Notes due 2019 for $737 million plus accrued interest. In addition, we repurchased approximately 3.0 million shares of our outstanding common stock during the six months ended June 30, 2014, and increased our borrowings under vehicle programs to fund the seasonal increase in our rental fleet.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2014	2013	Change
Cash provided by (used in):
Operating activities	$1,011	$874	$137
Investing activities	(4,068)	(3,458)	(610)
Financing activities	2,899	2,498	401
Effect of exchange rate changes	2	(17)	19
Net decrease in cash and cash equivalents	(156)	(103)	(53)
Cash and cash equivalents, beginning of period	693	606	87
Cash and cash equivalents, end of period	$537	$503	$34

During the six months ended June 30, 2014, we generated $137 million more cash from operating activities compared with the same period in 2013 principally reflecting the increase in our net earnings.

The increase in cash used in investing activities during the six months ended June 30, 2014 compared with the same period in 2013 is primarily due to an increase in vehicle purchases and the acquisition of our Budget licensee in Edmonton in 2014, partially offset by the acquisition of Zipcar in 2013.

The increase in cash provided by financing activities during the six months ended June 30, 2014 compared with the same period in 2013 is primarily due to increased borrowings under vehicle programs to fund vehicle purchases in 2014, partially offset by increased corporate borrowings to fund the purchase of Zipcar in 2013 and the repurchase of common stock in 2014.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2014, we had approximately $14.2 billion of indebtedness, including corporate indebtedness of approximately $3.4 billion and debt under vehicle programs of approximately $10.8 billion.

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	June 30,	December 31,
		2014	2013
3½% Convertible Notes (a)	October 2014	$65	$66
4⅞% Senior Notes	November 2017	300	300
Floating Rate Senior Notes (b)	December 2017	247	247
8¼% Senior Notes	January 2019	—	691
Floating Rate Term Loan (c)	March 2019	985	989
9¾% Senior Notes	March 2020	223	223
6% Euro-denominated Senior Notes	March 2021	634	344
5⅛% Senior Notes	June 2022	400	—
5½% Senior Notes	April 2023	500	500
		3,354	3,360
Other		34	34
Total		$3,388	$3,394
__________

(a)	As of June 30, 2014, the 3½% convertible notes are convertible by the holders into approximately 4 million shares of the Company’s common stock.

(b)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 2.98% at June 30, 2014; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(c)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2014, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of	As of
	June 30,	December 31,
	2014	2013
North America - Debt due to Avis Budget Rental Car Funding (a)	$8,101	$5,656
North America - Canadian borrowings (a)( b)	744	400
International - Debt borrowings (a)	1,290	731
International - Capital leases (a)	444	289
Truck Rental - Debt borrowings (c)	264	226
Other	5	35
Total	$10,848	$7,337
__________

(a)	The increases reflect additional borrowings principally to fund a seasonal increase in the Company’s car rental fleet.

(b)	The increase includes additional borrowings to fund an increase in the Company’s fleet driven by the acquisition of its Budget licensee for Edmonton.

(c)	The increase reflects additional borrowings to acquire rental fleet.

As of June 30, 2014, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,650	$—	$900	$750
Other facilities (b)	13	1	—	12
 __________

(a)
The senior revolving credit facility bears interest at one-month LIBOR, plus 225 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 5.14% to 5.69% as of June 30, 2014.

At June 30, 2014, the Company had various uncommitted credit facilities available, under which it had drawn approximately $5 million, which bear interest at rates between 0.41% and 2.50%.
The following table presents available funding under our debt arrangements related to our vehicle programs at June 30, 2014:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
North America - Debt due to Avis Budget Rental Car Funding (b)	$8,516	$8,101	$415
North America - Canadian borrowings (c)	961	744	217
International - Debt borrowings (d)	1,650	1,290	360
International - Capital leases (e)	554	444	110
Truck Rental - Debt borrowings (f)	283	264	19
Other	5	5	—
Total	$11,969	$10,848	$1,121
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $9.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $919 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.6 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $450 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $406 million of underlying vehicles and related assets.

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

As discussed above, as of June 30, 2014, we have cash and cash equivalents of $537 million, available borrowing capacity under our committed credit facilities of $750 million and available capacity under our vehicle programs of approximately $1.1 billion. During the six months ended June 30, 2014, we repurchased the entire$687 million principal amount of our 8¼% Senior Notes for $737 million plus accrued interest and obtained Board approval to expand our $200 million share repurchase authorization by $235 million. We intend to fund share repurchases under the program with our cash flow from operations.

Our liquidity position could be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Kia, Fiat, BMW, Subaru, Mercedes and Toyota being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings including a maximum leverage ratio. As of June 30, 2014, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2013 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2013 Form 10-K and our Current Report on Form 8-K filed May 12, 2014 with the exception of our commitment to purchase vehicles, which decreased by approximately $4.4 billion from December 31, 2013, to approximately $2.0 billion at June 30, 2014. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2013 Form 10-K and our Current Report on Form 8-K filed May 12, 2014 are the accounting policies (related to goodwill and other indefinite-lived intangible assets, business combinations, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2014 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

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

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented below. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our long-term borrowings and financial instruments, see Notes 9, 10 and 14 to our Consolidated Condensed Financial Statements.

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

We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. Based on our currency forward contracts as of June 30, 2014, we estimate that a 10% change in currency exchange rates would not have a material impact on our earnings. Because gains or losses related to currency forward contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these currency forward contracts and the underlying exposures do not create a material impact to our results of operations, balance sheet or liquidity.

Interest Rate Risk Management

Our primary interest rate exposure at June 30, 2014, is interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of June 30, 2014, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our results of operations, balance sheet or liquidity.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended June 30, 2014.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period ended June 30, 2014.

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

For the six months ended June 30, 2014, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, please refer to the Company’s 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of Avis Budget Group’s common stock repurchases by month for the quarter ended June 30, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014	287,687	$51.09	287,687	$294,856,017
May 1-31, 2014	358,904	55.17	358,904	275,056,864
June 1-30, 2014	695,844	58.21	695,844	234,555,081
Total	1,342,435	$55.87	1,342,435	$234,555,081

In August 2013, the Company obtained Board approval to repurchase up to $200 million of its common stock. In April 2014, the Company’s Board of Directors authorized a $235 million increase to the share repurchase program. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

During the second quarter of 2014, 3½% Convertible Senior Notes due 2014 were exchanged for 12,307 shares of common stock in transactions exempt from registration under Section 4(2) of the Securities Act. These notes were exchanged at the initial conversion rate of 61.5385 shares of common stock per $1,000 principal amount, which is equal to a conversion price of approximately $16.25 per share. There was no additional consideration in connection with these exchanges. No exchanges were made by any directors or executive officers.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: August 5, 2014
/s/ David B. Wyshner
David B. Wyshner
Senior Executive Vice President and
Chief Financial Officer

Date: August 5, 2014
/s/ David T. Calabria
David T. Calabria
Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1	Amended and Restated Trust Indenture, dated as of May 12, 2014, among WTH Car Rental ULC and BNY Trust Company of Canada, as Indenture Trustee.
10.2
Amended and Restated Administration Agreement, dated as of May 12, 2014, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee.

10.3	Amended and Restated Master Motor Vehicle Lease Agreement, dated as of May 12, 2014, among WTH Car Rental ULC, WTH Funding Limited Partnership, and BNY Trust Company of Canada, as Indenture Trustee.
10.4
Amended and Restated Framework Agreement dated May 21, 2014 among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, Caceis Bank France, FCT Carfin, Eurotitrisation, the Senior Noteholders named therein and certain other entities named therein.*

10.5
Master Definitions Agreement dated March 5, 2013, among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, the Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 11, 2013).*

10.6	French Master Lease Agreement dated May 21, 2014, among AB Fleetco, Avis Location de Voitures, and Credit Agricole Corporate And Investment Bank.
10.7	Master Dutch Fleet Lease Agreement dated May 21, 2014, among Fincar Fleet B.V., Avis Budget Autoverhuur B.V., and Credit Agricole Corporate And Investment Bank.
10.8
Amended and Restated Finco Payment Guarantee dated May 21, 2014, among Avis Finance Company Limited in favor of FinCar Fleet B.V., FinCar Fleet B.V., Sucursal en España, Avis Budget Italia S.p.A. Fleet Co. S.A.p.A., AB Fleetco, FCT Carfin, Carfin Finance International Limited and Credit Agricole Corporate and Investment Bank.

10.9	French Servicing Agreement Dated May 21, 2014 among AB Fleetco SAS, Avis Location de Voitures SAS and Credit Agricole Corporate And Investment Bank.*
10.10
Master Amendment and Restatement Deed dated May 21, 2014 among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, Caceis Bank France, FCT Carfin, Eurotitrisation, Deutsche Bank Luxembourg S.A., Fiserv Automotive Solutions, Inc., the Senior Noteholders named therein and certain other entities named therein.

10.11
Amendment Agreement dated May 21, 2014 among CarFin Finance International Limited, Avis Budget Italia S.p.A. Fleet Co., S.A.p.A., Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Finance Company Limited and Avis Budget Italia S.p.A.

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