Form 10-Q
period 2014-09-30
AVIS BUDGET GROUP, INC.
filed 2014-10-30
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the issuer’s common stock was 106,244,995 shares as of October 24, 2014.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Vehicle rental	$1,810	$1,734	$4,692	$4,388
Other	732	661	1,906	1,699
Net revenues	2,542	2,395	6,598	6,087

Expenses
Operating	1,168	1,142	3,273	3,080
Vehicle depreciation and lease charges, net	582	524	1,532	1,387
Selling, general and administrative	298	274	833	771
Vehicle interest, net	77	72	213	195
Non-vehicle related depreciation and amortization	46	39	132	109
Interest expense related to corporate debt, net:
Interest expense	50	57	161	170
Early extinguishment of debt	—	—	56	131
Transaction-related costs	7	10	23	37
Restructuring expense	8	14	16	39
Impairment	—	33	—	33
Total expenses	2,236	2,165	6,239	5,952

Income before income taxes	306	230	359	135
Provision for income taxes	114	112	137	91

Net income	$192	$118	$222	$44

Comprehensive income	$116	$178	$154	$44

Earnings per share
Basic	$1.84	$1.09	$2.11	$0.41
Diluted	$1.74	$1.02	$2.00	$0.39

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$713	$693
Receivables, net	659	619
Deferred income taxes	173	177
Other current assets	590	455
Total current assets	2,135	1,944

Property and equipment, net	623	614
Deferred income taxes	1,042	1,299
Goodwill	683	691
Other intangibles, net	897	923
Other non-current assets	351	361
Total assets exclusive of assets under vehicle programs	5,731	5,832

Assets under vehicle programs:
Program cash	89	116
Vehicles, net	11,484	9,582
Receivables from vehicle manufacturers and other	630	391
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	363
	12,565	10,452
Total assets	$18,296	$16,284

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,679	$1,479
Short-term debt and current portion of long-term debt	88	89
Total current liabilities	1,767	1,568

Long-term debt	3,247	3,305
Other non-current liabilities	831	847
Total liabilities exclusive of liabilities under vehicle programs	5,845	5,720

Liabilities under vehicle programs:
Debt	2,517	1,681
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,983	5,656
Deferred income taxes	2,000	2,177
Other	219	279
	11,719	9,793
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 million shares; issued 137,093,424 and 137,081,056 shares	1	1
Additional paid-in capital	7,738	7,893
Accumulated deficit	(2,138)	(2,360)
Accumulated other comprehensive income	49	117
Treasury stock, at cost—33,730,351 and 30,515,721 shares	(4,918)	(4,880)
Total stockholders’ equity	732	771
Total liabilities and stockholders’ equity	$18,296	$16,284

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$222	$44

Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,417	1,295
Gain on sale of vehicles, net	(12)	(10)
Non-vehicle related depreciation and amortization	132	109
Amortization of debt financing fees	31	33
Impairment	—	33
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(102)	(150)
Income taxes and deferred income taxes	109	61
Accounts payable and other current liabilities	52	22
Other, net	218	306
Net cash provided by operating activities	2,067	1,743

Investing activities
Property and equipment additions	(127)	(92)
Proceeds received on asset sales	9	13
Net assets acquired (net of cash acquired)	(149)	(531)
Other, net	(9)	37
Net cash used in investing activities exclusive of vehicle programs	(276)	(573)

Vehicle programs:
Decrease (increase) in program cash	23	(173)
Investment in vehicles	(9,835)	(8,865)
Proceeds received on disposition of vehicles	6,535	6,393
	(3,277)	(2,645)
Net cash used in investing activities	(3,553)	(3,218)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Financing activities
Proceeds from long-term borrowings	696	2,725
Payments on long-term borrowings	(751)	(2,344)
Net change in short-term borrowings	(3)	(32)
Purchases of warrants	—	(30)
Proceeds from sale of call options	—	41
Repurchases of common stock	(204)	(21)
Debt financing fees	(12)	(36)
Other, net	(1)	2
Net cash (used in) provided by financing activities exclusive of vehicle programs	(275)	305

Vehicle programs:
Proceeds from borrowings	11,862	10,266
Payments on borrowings	(10,050)	(9,079)
Debt financing fees	(17)	(26)
	1,795	1,161
Net cash provided by financing activities	1,520	1,466

Effect of changes in exchange rates on cash and cash equivalents	(14)	(8)

Net increase (decrease) in cash and cash equivalents	20	(17)
Cash and cash equivalents, beginning of period	693	606
Cash and cash equivalents, end of period	$713	$589

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

•
International—provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in Europe, the Middle East, Africa, Asia, South America, Central America, the Caribbean, Australia and New Zealand, and operates the Company’s car sharing business in certain of these markets.

•	Truck Rental—provides truck rentals and ancillary products and services to consumers and commercial users in the United States.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K (the “2013 Form 10-K”) and the Company’s Current Report on Form 8-K filed May 12, 2014, which updated the 2013 Form 10-K for a change to the Company’s reportable segments as well as a revision to the Company’s definition of Adjusted EBITDA.

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

Currency Transactions. The Company records the gain or loss of foreign-currency transactions on certain intercompany loans and gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three and nine months ended September 30, 2014, the Company recorded losses of $3 million and $8 million, respectively, on such items. In the three and nine months ended September 30, 2013, the Company recorded losses of $1 million and $8 million, respectively, on such items.

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

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. ASU 2014-08 becomes effective for the Company on January 1, 2015. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. ASU 2014-12 becomes effective for the Company on January 1, 2016. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. ASU 2014-15 becomes effective for the Company on January 1, 2016. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s financial statements.

2.	Restructuring Activities

Subsequent to the acquisition of Avis Europe plc (“Avis Europe”), the Company began a restructuring initiative, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes. During the nine months ended September 30, 2014, as part of this process, the Company formally communicated the termination of employment to approximately 200 employees and recorded $16 million of expense in connection with these initiatives. These expenses primarily represent severance, outplacement services and other costs associated with employee terminations. As of September 30, 2014, the Company has terminated approximately 165 of these employees. The Company expects further restructuring expense of approximately $5 million related to this initiative to be incurred in 2014.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reportable segments, and by category, for restructuring expense and corresponding payments and utilizations:

	North America	International	Total
Balance as of January 1, 2014	$1	$21	$22
Restructuring expense	3	13	16
Cash payment/utilization	(3)	(21)	(24)
Balance as of September 30, 2014	$1	$13	$14

	Personnel Related	Facility Related	Total
Balance as of January 1, 2014	$17	$5	$22
Restructuring expense	16	—	16
Cash payment/utilization	(22)	(2)	(24)
Balance as of September 30, 2014	$11	$3	$14

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income for basic EPS	$192	$118	$222	$44
Convertible note interest, net of tax	—	1	1	1
Net income for diluted EPS	$192	$119	$223	$45

Basic weighted average shares outstanding	103.9	108.3	105.2	108.1
Options, warrants and non-vested stock (a)	2.0	3.3	2.0	3.3
Convertible debt	4.0	4.6	4.0	5.5
Diluted weighted average shares outstanding	109.9	116.2	111.2	116.9

Earnings per share:
Basic	$1.84	$1.09	$2.11	$0.41
Diluted	$1.74	$1.02	$2.00	$0.39
__________

(a)
For the three months ended September 30, 2014, there are no anti-dilutive securities which were excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2014, the number of anti-dilutive securities which were excluded from the computation of diluted earnings per share was not significant. For the three and nine months ended September 30, 2013, the number of anti-dilutive securities which were excluded from the computation of diluted earnings per share was not significant.

4.	Acquisitions

ACE Rent A Car

In August 2014, the Company completed the acquisition of ACE Rent A Car’s vehicle rental operations for approximately $6 million, net of acquired cash, plus $14 million for acquired fleet. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change. In connection with this acquisition, approximately $6 million was recorded in goodwill. The goodwill, which was assigned to the Company’s North America segment, is not expected to be deductible for tax purposes.

Edmonton

In February 2014, the Company completed the acquisition of its Budget licensee for Edmonton and certain other cities in Alberta for approximately $33 million, plus $84 million for acquired fleet. The investment will enable the Company to expand its footprint of Company-operated locations in Canada. The acquired fleet was financed under the Company’s existing vehicle financing arrangements in Canada. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s North America segment and most of which is expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change. In connection with this acquisition, approximately $17 million was recorded in identifiable intangible assets (consisting of $10 million related to customer relationships and $7 million related to the reacquired license agreements) and $11 million was recorded in goodwill. The customer relationships will be amortized over a weighted average useful life of approximately 12 years and the license agreements will be amortized over approximately 4 years. In addition, at the time of the acquisition, the Company recorded a $3 million non-cash charge related to the unfavorable license rights reacquired by the Company.

Portugal

In February 2014, the Company reacquired the right to operate the Budget brand in Portugal for approximately $15 million. Approximately $12 million of the total consideration was paid during the nine months ended September 30, 2014 and the majority of the remainder is expected to be paid by the end of 2014. The fair value of the intangible assets acquired has not yet been finalized and is therefore subject to change. In connection with this acquisition, approximately $2 million was recorded within license agreements and $13 million was recorded in goodwill. The license agreements will be amortized over 2 years. The goodwill, which was assigned to the Company’s International segment, is expected to be deductible for tax purposes.

Brazil

In August 2013, the Company acquired a 50% non-controlling ownership stake in its Brazilian licensee for $53 million, of which the remaining consideration of $6 million was paid during the nine months ended September 30, 2014.

Payless Car Rental

In July 2013, the Company completed the acquisition of Payless Car Rental for $46 million, net of acquired cash. Differences between the preliminary allocation of the purchase price and the final allocation were not material.

Zipcar

In March 2013, the Company completed the acquisition of the entire issued share capital of Zipcar, the leading car sharing company, for $473 million, net of acquired cash. Differences between the preliminary allocation of the purchase price and the final allocation were not material.

Apex Car Rentals

During the nine months ended September 30, 2014, the Company recorded approximately $7 million in transaction-related costs to increase the fair value of contingent consideration associated with the October 2012 acquisition of Apex Car Rentals (“Apex”). The contingent consideration consists of a maximum of $26 million in payments that are contingent on the future financial performance of Apex. The amount recognized for contingent consideration at September 30, 2014 was $19 million.

5.	Other Current Assets

Other current assets consisted of:

	As of September 30, 2014	As of December 31, 2013
Sales and use taxes	$261	$132
Prepaid expenses	205	187
Other	124	136
Other current assets	$590	$455

6.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$260	$59	$201	$272	$52	$220
Customer relationships	170	47	123	166	35	131
Other	8	2	6	2	1	1
Total	$438	$108	$330	$440	$88	$352

Unamortized Intangible Assets
Goodwill (a)	$683			$691
Trademarks	$567			$571
__________

(a)	The change in the carrying amount since December 31, 2013 reflects a currency translation loss of $37 million, partially offset by acquisitions.

For the three months ended September 30, 2014 and 2013, amortization expense was approximately $9 million and $7 million, respectively. For the nine months ended September 30, 2014 and 2013, amortization expense was approximately $25 million and $20 million, respectively. Based on the Company’s amortizable assets at September 30, 2014, the Company expects amortization expense of approximately $9 million for the remainder of 2014 and approximately $31 million for each of the five fiscal years thereafter.

7.	Vehicle Rental Activities

The components of the Company’s vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	September 30,	December 31,
	2014	2013
Rental vehicles	$11,924	$10,234
Less: Accumulated depreciation	(1,434)	(1,411)
	10,490	8,823
Vehicles held for sale	994	759
Vehicles, net	$11,484	$9,582

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation expense	$519	$487	$1,417	$1,295
Lease charges	51	45	127	102
(Gain) loss on sales of vehicles, net	12	(8)	(12)	(10)
Vehicle depreciation and lease charges, net	$582	$524	$1,532	$1,387

At September 30, 2014 and 2013, the Company had purchases of vehicles included in liabilities under vehicle programs - other of $192 million and $221 million, respectively, and sales of vehicles included in assets under vehicle programs - receivables from vehicle manufacturers and other of $627 million and $500 million, respectively.

8.	Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2014 is a provision of 38.2%. Such rate differed from the Federal statutory rate of 35.0% primarily due to state income taxes.

The Company’s effective tax rate for the nine months ended September 30, 2013 was a provision of 67.4%. Such rate differed from the Federal statutory rate of 35.0% principally due to the non-deductibility of the impairment charge and a portion of the early extinguishment of corporate debt costs.

9.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	September 30,	December 31,
		2014	2013
3½% Convertible Notes (a)	October 2014	$65	$66
4⅞% Senior Notes	November 2017	300	300
Floating Rate Senior Notes (b)	December 2017	248	247
8¼% Senior Notes	January 2019	—	691
Floating Rate Term Loan (c)	March 2019	982	989
9¾% Senior Notes	March 2020	223	223
6% Euro-denominated Senior Notes	March 2021	586	344
5⅛% Senior Notes	June 2022	400	—
5½% Senior Notes	April 2023	500	500
		3,304	3,360
Other		31	34
Total		3,335	3,394
Less: Short-term debt and current portion of long-term debt		88	89
Long-term debt		$3,247	$3,305
__________

(a)	As of September 30, 2014, the 3½% convertible notes are convertible by the holders into approximately 4.0 million shares of the Company’s common stock.

(b)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 2.98% at September 30, 2014; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(c)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2014, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

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

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At September 30, 2014, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,650	$—	$784	$866
Other facilities (b)	12	1	—	11
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.50% to 5.77% as of September 30, 2014.

At September 30, 2014, the Company had various uncommitted credit facilities available, under which it had drawn approximately $2 million, which bear interest at rates between 0.35% and 2.50%.
DEBT COVENANTS

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of September 30, 2014, the Company was in compliance with the financial covenants governing its indebtedness.

10.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2014	2013
North America - Debt due to Avis Budget Rental Car Funding (a)	$6,983	$5,656
North America - Canadian borrowings (a)(b)	556	400
International - Debt borrowings (a)	1,231	731
International - Capital leases (a)	427	289
Truck Rental - Debt borrowings (c)	261	226
Other	42	35
Total	$9,500	$7,337
__________

(a)	The increase reflects additional borrowings principally to fund a seasonal increase in the Company’s car rental fleet.

(b)	The increase includes additional borrowings to fund an increase in the Company’s fleet driven by the acquisition of its Budget licensee for Edmonton.

(c)	The increase reflects additional borrowings to acquire rental fleet.

DEBT MATURITIES

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding at September 30, 2014.

Debt Under Vehicle Programs
Within 1 year (a)	$1,476
Between 1 and 2 years	3,155
Between 2 and 3 years	1,210
Between 3 and 4 years	1,688
Between 4 and 5 years	1,438
Thereafter	533
Total	$9,500
__________

(a)	Vehicle-backed debt maturing within one year primarily represents term asset-backed securities.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of September 30, 2014, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
North America - Debt due to Avis Budget Rental Car Funding (b)	$8,793	$6,983	$1,810
North America - Canadian borrowings (c)	915	556	359
International - Debt borrowings (d)	1,550	1,231	319
International - Capital leases (e)	625	427	198
Truck Rental - Debt borrowings (f)	280	261	19
Other	42	42	—
Total	$12,205	$9,500	$2,705
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $810 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.7 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $409 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $359 million of underlying vehicles and related assets.

DEBT COVENANTS

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2014, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

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

Additionally, in 2006, the Company completed the spin-offs of its Realogy and Wyndham subsidiaries. In connection with the spin-offs, Realogy assumed 62.5% and Wyndham assumed 37.5% of certain contingent and other corporate liabilities of the Company that are not primarily related to any of the respective businesses of Realogy, Wyndham, our former Travelport subsidiary and/or the Company’s vehicle rental operations, and in each case incurred or allegedly incurred on or prior to each subsidiary’s disposition (“Assumed Liabilities”). If Realogy or Wyndham were to default on its payment of costs or expenses to the Company related to any Assumed Liabilities, the Company would be responsible for 50% of the defaulting party’s obligation. The Company does not believe that the impact of any resolution of contingent liabilities constituting Assumed Liabilities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities. The Company is also named in various litigation that is primarily related to the businesses of its former subsidiaries, including Realogy, Wyndham and their current or former subsidiaries. The Company is entitled to indemnification from such entities for any liability resulting from such litigation.

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

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising and capital expenditures. As of September 30, 2014, the Company had approximately $126 million of purchase obligations, which extend through 2019.

Concentrations

Concentrations of credit risk at September 30, 2014 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including General Motors, Ford, Chrysler, Peugeot, Volkswagen, Kia, Fiat, Mercedes, BMW, Volvo and Toyota, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $62 million and $38 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

Other Guarantees

The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which, as previously discussed, were sold or spun-off in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $37 million, the majority of which expire by the end of 2015. At September 30, 2014, the liability recorded by the Company in connection with these guarantees was approximately $1 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy and Wyndham, as applicable. The Company monitors the credit ratings and other relevant information for Realogy and Wyndham in order to assess the status of the payment/performance risk of these guarantees.

12.	Stockholders’ Equity

Share Repurchases

In August 2013, the Company obtained Board approval to repurchase up to $200 million of its common stock. In April 2014, the Company’s Board authorized a $235 million increase to the share repurchase program. During the nine months ended September 30, 2014, the Company repurchased approximately 3,961,000 shares of common stock at a cost of approximately $210 million under the program. During the nine months ended September 30, 2013, the Company repurchased approximately 860,000 shares of common stock at a cost of approximately $25 million under the program.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Available-for Sale Securities(a)	Minimum Pension Liability Adjustment(c)	Accumulated Other Comprehensive Income
Balance, January 1, 2014	$166	$1	$2	$(52)	$117
Other comprehensive income (loss) before reclassifications	(71)	(3)	1	—	(73)
Amounts reclassified from accumulated other comprehensive income	—	4	—	1	5
Net current-period other comprehensive income (loss)	(71)	1	1	1	(68)
Balance, September 30, 2014	$95	$2	$3	$(51)	$49

Balance, January 1, 2013	$193	$—	$2	$(85)	$110
Other comprehensive income (loss) before reclassifications	(21)	1	1	13	(6)
Amounts reclassified from accumulated other comprehensive income	—	—	—	6	6
Net current-period other comprehensive income (loss)	(21)	1	1	19	—
Balance, September 30, 2013	$172	$1	$3	$(66)	$110
__________
All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $20 million gain, net of tax, as of September 30, 2014 related to the Company’s hedge of its net investment in Euro-denominated foreign operations (See Note 14 - Financial Instruments).

(a)	Amounts reclassified from accumulated other comprehensive income were not material for any period presented.

(b)
For the three and nine months ended September 30, 2014, amounts reclassified from accumulated other comprehensive income into interest expense were $2 million ($1 million, net of tax) and $6 million ($4 million, net of tax), respectively. For the three and nine months ended September 30, 2013, amounts reclassified from accumulated other comprehensive income were not material.

(c)
For the three and nine months ended September 30, 2014 amounts reclassified from accumulated other comprehensive income were not material. For the three and nine months ended September 30, 2013, amounts reclassified from accumulated other comprehensive income into selling, general and administrative expenses were $10 million ($6 million, net of tax).

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$192	$118	$222	$44
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(18), $5, $(20), $5, respectively)	(79)	39	(71)	(21)
Net unrealized gain (loss) on available-for-sale securities (net of tax of $0, $0, $0, and $0, respectively)	—	2	1	1
Net unrealized gain (loss) on cash flow hedges (net of tax of $(2), $0, $(1), $(1), respectively)	3	—	1	1
Minimum pension liability adjustment (net of tax of $0, $(12), $0, and $(12), respectively)	—	19	1	19
	(76)	60	(68)	—
Total comprehensive income	$116	$178	$154	$44
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

13.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $7 million and $5 million ($4 million and $3 million, net of tax) during the three months ended September 30, 2014 and 2013, respectively and $23 million and $14 million ($14 million and $9 million, net of tax) during the nine months ended September 30, 2014 and 2013, respectively. In jurisdictions with net operating loss carryforwards, exercises and/or vestings of stock-based awards have generated $48 million of total tax deductions at September 30, 2014. Approximately $19 million of tax benefits will be recorded in additional paid-in capital when these tax deductions are realized in these jurisdictions.

The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards containing a market condition are as follows:

	Nine Months Ended September 30,
	2014	2013
Expected volatility of stock price	40%	43%
Risk-free interest rate	0.83%	0.39%
Expected term of awards	3 years	3 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market-Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014 (a)	1,308	$17.92	2,043	$13.79	267	$14.90
Granted	381	42.05	326	42.03	—	—
Vested (b)	(605)	16.72	(436)	10.91	—	—
Forfeited/expired	(73)	23.92	(42)	20.25	—	—
Outstanding at September 30, 2014 (c)	1,011	$27.27	1,891	$19.19	267	$14.90
__________

(a)
Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs, performance-based and market-based RSUs, and cash units granted during the nine months ended September 30, 2013 was $21.77, $20.03 and $17.14, respectively.

(b)	The total grant date fair value of RSUs vested during the nine months ended September 30, 2014 and 2013 was $15 million and $14 million, respectively.

(c)
The Company’s outstanding time-based RSUs, performance-based and market-based RSUs, and cash units had aggregate intrinsic value of $56 million, $104 million and $15 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $35 million and will be recognized over a weighted average vesting period of 0.8 years. The Company assumes that substantially all outstanding awards will vest over time.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2014	979	$2.82	$37	5.2
Granted	—	—	—
Exercised	(121)	2.28	6
Forfeited/expired	—	—	—
Outstanding at September 30, 2014 (a)	858	2.90	45	4.5
Exercisable at September 30, 2014	826	$2.56	$43	4.5
__________

(a)	The Company assumes that substantially all outstanding stock options will vest over time.

14.	Financial Instruments

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

The Company has designated its 6% Euro-denominated notes as a hedge of its net investment in Euro-denominated foreign operations. For the nine months ended September 30, 2014, the Company recorded a $31 million gain in accumulated other comprehensive income as part of currency translation adjustments. There was no ineffectiveness related to the Company’s net investment hedges during the three and nine months ended September 30, 2014 and the Company does not expect to reclassify any amounts from accumulated other comprehensive income into earnings over the next 12 months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. There was no ineffectiveness related to the Company’s cash flow hedges during the three and nine months ended September 30, 2014. The Company estimates that $6 million of losses currently recorded in accumulated other comprehensive income will be recognized in earnings over the next 12 months.

From time to time, the Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

Certain of the Company’s derivative instruments contain collateral support provisions that require the Company to post cash collateral to the extent that such derivatives are in a liability position. The aggregate fair value of such derivatives and the aggregate fair value of assets needed to settle these derivatives was not material as of September 30, 2014.

The Company held derivative instruments with absolute notional values as follows:

As of September 30, 2014
Interest rate caps (a)	$11,289
Interest rate swaps	1,874
Foreign exchange swaps	525
Foreign exchange forward contracts	104

Commodity contracts (millions of gallons of unleaded gasoline)	5
__________

(a)
Represents $9.3 billion of interest rate caps sold, partially offset by approximately $1.9 billion of interest rate caps purchased. These amounts exclude $7.4 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2014		As of December 31, 2013
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$3	$—	$2	$1

Derivatives not designated as hedging instruments
Interest rate caps (b)	—	3	2	13
Interest rate swaps	—	—	—	—
Foreign exchange swaps and forward contracts (c)	8	4	3	5
Commodity contracts (c)	—	2	—	—
Total	$11	$9	$7	$19
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives designated as hedging instruments
Interest rate swaps (a)	$3	$—	$1	$1
Derivatives not designated as hedging instruments (b)
Interest rate caps (c)	—	(2)	—	5
Foreign exchange swaps and forward contracts (d)	22	(13)	(7)	22
Commodity contracts (e)	(2)	—	(1)	—
Total	$23	$(15)	$(7)	$28
__________

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)	Included in interest expense.

(d)
For the three months ended September 30, 2014, included a $19 million gain in interest expense and a $3 million gain in operating expense and for the nine months ended September 30, 2014, included a $7 million loss in interest expense. For the three months ended September 30, 2013 included a $16 million loss in interest expense and a $3 million gain in operating expense and for the nine months ended September 30, 2013, included a $13 million gain in interest expense and a $9 million gain in operating expense.

(e)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt, excluding convertible debt	$23	$23	$23	$23
Convertible debt	65	221	66	159
Long-term debt	3,247	3,268	3,305	3,416

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$6,983	$7,081	$5,656	$5,732
Vehicle-backed debt	2,514	2,517	1,668	1,675
Interest rate swaps and interest rate contracts (a)	3	3	13	13
 __________

(a)	Derivatives in a liability position.

15.	Segment Information

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

	Three Months Ended September 30,
	2014		2013
	Revenues	Adjusted EBITDA	Revenues (a)	Adjusted EBITDA (b)
North America	$1,623	$255	$1,500	$226
International	815	160	786	149
Truck Rental	104	18	109	19
Corporate and Other (c)	—	(16)	—	(11)
Total Company	$2,542	417	$2,395	383

Less:	Non-vehicle related depreciation and amortization	46		39
Interest expense related to corporate debt, net:
Interest expense		50		57
Early extinguishment of debt		—		—
Transaction-related costs		7		10
Restructuring expense		8		14
Impairment		—		33
Income before income taxes		$306		$230
__________

(a)
Previously reported amounts were recast for a change in the Company’s reportable segments, decreasing North America revenues and increasing International revenues by $13 million in the three months ended September 30, 2013.

(b)
Amounts reflect a revision to the definition of Adjusted EBITDA to exclude restructuring expense, which resulted in an increase in Adjusted EBITDA in North America, International and Truck Rental of $3 million, $5 million and $6 million, respectively, in the three months ended September 30, 2013. The change in the Company’s reportable segments had no effect on Adjusted EBITDA for the three months ended September 30, 2013.

(c)	Includes unallocated corporate overhead which is not attributable to a particular segment.

	Nine Months Ended September 30,
	2014		2013
	Revenues	Adjusted EBITDA	Revenues (a)	Adjusted EBITDA (b)
North America	$4,286	$526	$3,877	$434
International	2,033	234	1,923	224
Truck Rental	279	29	287	31
Corporate and Other (c)	—	(42)	—	(35)
Total Company	$6,598	747	$6,087	654

Less:	Non-vehicle related depreciation and amortization	132		109
Interest expense related to corporate debt, net:
Interest expense		161		170
Early extinguishment of debt		56		131
Transaction-related costs		23		37
Restructuring expense		16		39
Impairment		—		33
Income before income taxes		$359		$135
__________

(a)
Previously reported amounts were recast for a change in the Company’s reportable segments, decreasing North America revenues and increasing International revenues by $28 million in the nine months ended September 30, 2013.

(b)
Amounts reflect the revised definition of Adjusted EBITDA to exclude restructuring expense, which resulted in an increase in Adjusted EBITDA in North America, International and Truck Rental of $6 million, $14 million and $19 million, respectively, and a change in the Company’s reportable segments, which resulted in an increase in North America Adjusted EBITDA and a decrease in International Adjusted EBITDA by $1 million in the nine months ended September 30, 2013.

(c)	Includes unallocated corporate overhead which is not attributable to a particular segment.

Since December 31, 2013, there have been no significant changes in segment assets other than in the Company’s North America and International segment assets under vehicle programs. As of September 30, 2014 and December 31, 2013, North America assets under vehicle programs were approximately $9.6 billion and $7.9 billion, respectively, and International assets under vehicle programs were approximately $2.6 billion and $2.2 billion, respectively.

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, Consolidating Condensed Balance Sheets as of September 30, 2014 and December 31, 2013, and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the senior notes issued by the Subsidiary Issuers. These senior notes consist of Floating rate notes due 2017, 4⅞% notes due 2017, 8¼% notes due 2019, 9¾% notes due 2020, 5⅛% notes due June 2022 and 5½% notes due April 2023 (collectively, the “Notes”). See Note 9 - Long-term Debt and Borrowing Arrangements for additional information regarding these Notes. The Notes are guaranteed by the Parent and certain subsidiaries.

Investments in subsidiaries are accounted for using the equity method of accounting for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. For purposes of the accompanying Consolidating Condensed Statements of Comprehensive Income, certain expenses incurred by the Subsidiary Issuers are allocated to the guarantor and non-guarantor subsidiaries. Certain reclassifications have been made to the 2013 consolidating condensed financial statements to report intercompany transactions on a gross basis and to conform to the current-year presentation. The reclassified amounts had no impact on reported net income, stockholders’ equity, or the net change in cash for the periods presented for the Parent, Subsidiary Issuers, guarantor subsidiaries, non-guarantor subsidiaries, eliminations or the Company on a consolidated basis.

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended September 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,161	$649	$—	$1,810
Other	—	—	327	988	(583)	732
Net revenues	—	—	1,488	1,637	(583)	2,542

Expenses
Operating	4	1	674	489	—	1,168
Vehicle depreciation and lease charges, net	—	1	528	581	(528)	582
Selling, general and administrative	7	4	162	125	—	298
Vehicle interest, net	—	—	54	78	(55)	77
Non-vehicle related depreciation and amortization	—	—	27	19	—	46
Interest expense related to corporate debt, net:
Interest expense	1	36	(1)	14	—	50
Intercompany interest expense (income)	(3)	(4)	—	7	—	—
Transaction-related costs	—	2	1	4	—	7
Restructuring expense	—	—	1	7	—	8
Total expenses	9	40	1,446	1,324	(583)	2,236
Income (loss) before income taxes and equity in earnings of subsidiaries	(9)	(40)	42	313	—	306
Provision for (benefit from) income taxes	(2)	(21)	91	46	—	114
Equity in earnings of subsidiaries	199	218	267	—	(684)	—
Net income	$192	$199	$218	$267	$(684)	$192

Comprehensive income	$116	$123	$140	$189	$(452)	$116

Nine Months Ended September 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,126	$1,566	$—	$4,692
Other	—	—	903	2,634	(1,631)	1,906
Net revenues	—	—	4,029	4,200	(1,631)	6,598

Expenses
Operating	6	9	1,938	1,320	—	3,273
Vehicle depreciation and lease charges, net	—	1	1,474	1,529	(1,472)	1,532
Selling, general and administrative	20	15	459	339	—	833
Vehicle interest, net	—	—	150	222	(159)	213
Non-vehicle related depreciation and amortization	—	1	82	49	—	132
Interest expense related to corporate debt, net:
Interest expense	2	124	1	34	—	161
Intercompany interest expense (income)	(9)	(9)	1	17	—	—
Early extinguishment of debt	—	56	—	—	—	56
Transaction-related costs	—	6	—	17	—	23
Restructuring expense	—	—	3	13	—	16
Total expenses	19	203	4,108	3,540	(1,631)	6,239
Income (loss) before income taxes and equity in earnings of subsidiaries	(19)	(203)	(79)	660	—	359
Provision for (benefit from) income taxes	(5)	(85)	161	66	—	137
Equity in earnings of subsidiaries	236	354	594	—	(1,184)	—
Net income	$222	$236	$354	$594	$(1,184)	$222

Comprehensive income	$154	$167	$284	$524	$(975)	$154

Three Months Ended September 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,100	$634	$—	$1,734
Other	—	—	308	740	(387)	661
Net revenues	—	—	1,408	1,374	(387)	2,395

Expenses
Operating	2	5	672	463	—	1,142
Vehicle depreciation and lease charges, net	—	—	338	382	(196)	524
Selling, general and administrative	9	1	155	109	—	274
Vehicle interest, net	—	—	48	74	(50)	72
Non-vehicle related depreciation and amortization	—	—	25	14	—	39
Interest expense related to corporate debt, net:
Interest expense	1	49	—	7	—	57
Intercompany interest expense (income)	(3)	(7)	1	9	—	—
Transaction-related costs	—	8	—	2	—	10
Restructuring expense	—	—	7	7	—	14
Impairment	—	33	—	—	—	33
Total expenses	9	89	1,246	1,067	(246)	2,165
Income (loss) before income taxes and equity in earnings of subsidiaries	(9)	(89)	162	307	(141)	230
Provision for (benefit from) income taxes	(2)	(21)	93	42	—	112
Equity in earnings of subsidiaries	125	193	124	—	(442)	—
Net income	$118	$125	$193	$265	$(583)	$118

Comprehensive income	$178	$183	$250	$303	$(736)	$178

Nine Months Ended September 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$2,909	$1,479	$—	$4,388
Other	—	—	842	1,910	(1,053)	1,699
Net revenues	—	—	3,751	3,389	(1,053)	6,087

Expenses
Operating	6	8	1,843	1,223	—	3,080
Vehicle depreciation and lease charges, net	—	—	924	949	(486)	1,387
Selling, general and administrative	25	4	450	292	—	771
Vehicle interest, net	—	—	136	195	(136)	195
Non-vehicle related depreciation and amortization	—	1	71	37	—	109
Interest expense related to corporate debt, net:
Interest expense	3	147	—	20	—	170
Intercompany interest expense (income)	(9)	(23)	5	27	—	—
Early extinguishment of debt	41	90	—	—	—	131
Transaction-related costs	1	21	1	14	—	37
Restructuring expense	—	—	23	16	—	39
Impairment	—	33	—	—	—	33
Total expenses	67	281	3,453	2,773	(622)	5,952
Income (loss) before income taxes and equity in earnings of subsidiaries	(67)	(281)	298	616	(431)	135
Provision for (benefit from) income taxes	(9)	(96)	141	55	—	91
Equity in earnings of subsidiaries	102	287	130	—	(519)	—
Net income	$44	$102	$287	$561	$(950)	$44

Comprehensive income	$44	$101	$285	$542	$(928)	$44

Consolidating Condensed Balance Sheets

As of September 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1	$409	$—	$303	$—	$713
Receivables, net	—	1	174	484	—	659
Deferred income taxes	1	—	156	20	(4)	173
Other current assets	4	83	82	421	—	590
Total current assets	6	493	412	1,228	(4)	2,135

Property and equipment, net	—	104	321	198	—	623
Deferred income taxes	19	896	144	—	(17)	1,042
Goodwill	—	—	315	368	—	683
Other intangibles, net	—	40	511	346	—	897
Other non-current assets	107	80	22	142	—	351
Intercompany receivables	202	339	891	726	(2,158)	—
Investment in subsidiaries	600	3,161	3,420	—	(7,181)	—
Total assets exclusive of assets under vehicle programs	934	5,113	6,036	3,008	(9,360)	5,731

Assets under vehicle programs:
Program cash	—	—	—	89	—	89
Vehicles, net	—	6	92	11,386	—	11,484
Receivables from vehicle manufacturers and other	—	—	2	628	—	630
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	6	94	12,465	—	12,565
Total assets	$934	$5,119	$6,130	$15,473	$(9,360)	$18,296

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$38	$222	$522	$901	$(4)	$1,679
Short-term debt and current portion of long-term debt	65	14	6	3	—	88
Total current liabilities	103	236	528	904	(4)	1,767

Long-term debt	—	2,655	7	585	—	3,247
Other non-current liabilities	99	96	230	423	(17)	831
Intercompany payables	—	1,528	308	322	(2,158)	—
Total liabilities exclusive of liabilities under vehicle programs	202	4,515	1,073	2,234	(2,179)	5,845

Liabilities under vehicle programs:
Debt	—	4	86	2,427	—	2,517
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,983	—	6,983
Deferred income taxes	—	—	1,810	190	—	2,000
Other	—	—	—	219	—	219
	—	4	1,896	9,819	—	11,719
Total stockholders’ equity	732	600	3,161	3,420	(7,181)	732
Total liabilities and stockholders’ equity	$934	$5,119	$6,130	$15,473	$(9,360)	$18,296

As of December 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14	$242	$12	$425	$—	$693
Receivables, net	—	—	150	469	—	619
Deferred income taxes	1	—	156	21	(1)	177
Other current assets	4	80	82	289	—	455
Total current assets	19	322	400	1,204	(1)	1,944

Property and equipment, net	—	109	312	193	—	614
Deferred income taxes	20	1,142	141	—	(4)	1,299
Goodwill	—	—	342	349	—	691
Other intangibles, net	—	41	519	363	—	923
Other non-current assets	104	96	18	143	—	361
Intercompany receivables	145	210	853	331	(1,539)	—
Investment in subsidiaries	671	2,900	3,347	—	(6,918)	—
Total assets exclusive of assets under vehicle programs	959	4,820	5,932	2,583	(8,462)	5,832

Assets under vehicle programs:
Program cash	—	—	—	116	—	116
Vehicles, net	—	10	9	9,563	—	9,582
Receivables from vehicle manufacturers and other	—	—	—	391	—	391
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	363	—	363
	—	10	9	10,433	—	10,452
Total assets	$959	$4,830	$5,941	$13,016	$(8,462)	$16,284

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$25	$238	$487	$730	$(1)	$1,479
Short-term debt and current portion of long-term debt	65	14	3	7	—	89
Total current liabilities	90	252	490	737	(1)	1,568

Long-term debt	—	2,955	6	344	—	3,305
Other non-current liabilities	98	96	221	436	(4)	847
Intercompany payables	—	844	340	355	(1,539)	—
Total liabilities exclusive of liabilities under vehicle programs	188	4,147	1,057	1,872	(1,544)	5,720

Liabilities under vehicle programs:
Debt	—	11	—	1,670	—	1,681
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,656	—	5,656
Deferred income taxes	—	—	1,984	193	—	2,177
Other	—	1	—	278	—	279
	—	12	1,984	7,797	—	9,793
Total stockholders’ equity	771	671	2,900	3,347	(6,918)	771
Total liabilities and stockholders’ equity	$959	$4,830	$5,941	$13,016	$(8,462)	$16,284

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$1	$728	$58	$1,280	$—	$2,067

Investing activities
Property and equipment additions	—	(12)	(60)	(55)	—	(127)
Proceeds received on asset sales	—	3	—	6	—	9
Net assets acquired (net of cash acquired)	—	—	—	(149)	—	(149)
Other, net	191	(8)	(1)	—	(191)	(9)
Net cash provided by (used in) investing activities exclusive of vehicle programs	191	(17)	(61)	(198)	(191)	(276)

Vehicle programs:
Decrease in program cash	—	—	—	23	—	23
Investment in vehicles	—	(6)	(91)	(9,738)	—	(9,835)
Proceeds received on disposition of vehicles	—	7	—	6,528	—	6,535
	—	1	(91)	(3,187)	—	(3,277)
Net cash provided by (used in) investing activities	191	(16)	(152)	(3,385)	(191)	(3,553)

Financing activities
Proceeds from long-term borrowings	—	400	—	296	—	696
Payments on long-term borrowings	—	(747)	(4)	—	—	(751)
Net change in short-term borrowings	—	—	—	(3)	—	(3)
Repurchases of common stock	(204)	—	—	—	—	(204)
Debt financing fees	—	(7)	—	(5)	—	(12)
Other, net	(1)	(191)	—	—	191	(1)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(205)	(545)	(4)	288	191	(275)

Vehicle programs:
Proceeds from borrowings	—	—	88	11,774	—	11,862
Payments on borrowings	—	—	(1)	(10,049)	—	(10,050)
Debt financing fees	—	—	(1)	(16)	—	(17)
	—	—	86	1,709	—	1,795
Net cash provided by (used in) financing activities	(205)	(545)	82	1,997	191	1,520

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(14)	—	(14)

Net increase (decrease) in cash and cash equivalents	(13)	167	(12)	(122)	—	20
Cash and cash equivalents, beginning of period	14	242	12	425	—	693
Cash and cash equivalents, end of period	$1	$409	$—	$303	$—	$713

Nine Months Ended September 30, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(5)	$455	$2	$1,294	$(3)	$1,743

Investing activities
Property and equipment additions	—	(17)	(43)	(32)	—	(92)
Proceeds received on asset sales	—	4	—	9	—	13
Net assets acquired (net of cash acquired)	—	(563)	8	24	—	(531)
Intercompany loan receipts	—	70	—	—	(70)	—
Other, net	109	(13)	47	3	(109)	37
Net cash provided by (used in) investing activities exclusive of vehicle programs	109	(519)	12	4	(179)	(573)

Vehicle programs:
Increase in program cash	—	—	—	(173)	—	(173)
Investment in vehicles	—	(40)	(2)	(8,823)	—	(8,865)
Proceeds received on disposition of vehicles	—	22	—	6,371	—	6,393
	—	(18)	(2)	(2,625)	—	(2,645)
Net cash provided by (used in) investing activities	109	(537)	10	(2,621)	(179)	(3,218)

Financing activities
Proceeds from long-term borrowings	—	2,400	—	325	—	2,725
Payments on long-term borrowings	(94)	(2,248)	(2)	—	—	(2,344)
Net change in short-term borrowings	—	—	—	(32)	—	(32)
Purchase of warrants	(30)	—	—	—	—	(30)
Proceeds from sale of call options	41	—	—	—	—	41
Repurchases of common stock	(21)	—	—	—	—	(21)
Intercompany loan payments	—	—	—	(70)	70	—
Debt financing fees	—	(29)	—	(7)	—	(36)
Other, net	2	(109)	—	(3)	112	2
Net cash provided by (used in) financing activities exclusive of vehicle programs	(102)	14	(2)	213	182	305

Vehicle programs:
Proceeds from borrowings	—	—	—	10,266	—	10,266
Payments on borrowings	—	—	—	(9,079)	—	(9,079)
Debt financing fees	—	—	—	(26)	—	(26)
	—	—	—	1,161	—	1,161
Net cash provided by (used in) financing activities	(102)	14	(2)	1,374	182	1,466

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(8)	—	(8)

Net increase (decrease) in cash and cash equivalents	2	(68)	10	39	—	(17)
Cash and cash equivalents, beginning of period	5	102	—	499	—	606
Cash and cash equivalents, end of period	$7	$34	$10	$538	$—	$589

17.	Subsequent Events

In October 2014, the Company’s 3½% Convertible Senior Notes due 2014 were exchanged for 4,019,009 shares of the Company’s common stock at the initial conversion rate of 61.5385 shares of common stock per $1,000 principal amount, which is equal to a conversion price of approximately $16.25 per share.

In October 2014, the Company amended and restated its senior revolving credit facility due 2018. Pursuant to this amendment, the amount available under the facility was increased from $1.65 billion to $1.8 billion and the maturity was extended.

In October 2014, the Company obtained Board approval to increase the Company’s share repurchase program by $200 million.

In October 2014, the Company announced that it had entered into a definitive agreement to acquire its Budget licensee for Southern California and Las Vegas. The acquisition is scheduled to close in the fourth quarter of 2014, and the purchase price will be approximately $210 million plus the cost of acquired fleet.

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
Throughout 2014, we have operated in an uncertain and uneven economic environment punctuated by heightened geopolitical risks and an unprecedented level of vehicle manufacturer recalls. Nonetheless, we continue to anticipate that worldwide demand for vehicle rental and car sharing services will show an increase in 2014, most likely against a backdrop of relatively slow global economic growth. Our access to new fleet vehicles has been adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand, and we expect that to continue to be the case. We will look to pursue opportunities for further pricing increases in the remaining months of 2014 and in 2015 in order to maintain our returns on invested capital and to enhance our profitability.

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

Year-to-Date Highlights

In the nine months ended September 30, 2014:

•	Our net revenues increased 8% year-over-year to $6.6 billion in 2014.

•	Pricing (our average T&M revenue per rental day) increased 2% in North America, driven by increases in both commercial and leisure pricing.

•	Adjusted EBITDA increased 14% to $747 million in 2014, primarily as a result of higher rental volumes and increased year-over-year pricing in North America.

•
We redeemed all $687 million of our outstanding 8¼% Senior Notes due January 2019 using the proceeds from our issuance of $400 million of 5⅛% Senior Notes due 2022 and €200 million of additional euro-denominated 6% Senior Notes due 2021.

•	We repurchased $210 million of our common stock, reducing our shares outstanding by approximately 4.0 million shares.

•	We acquired our Budget licensee in Edmonton, Alberta, Canada, and also re-acquired the right to operate the Budget brand in Portugal.

RESULTS OF OPERATIONS

We measure performance using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers, both of which exclude our Zipcar car sharing operations. We also measure our ancillary revenues (rental-transaction revenue other than T&M revenue), such as from the sale of collision and loss damage waivers, insurance products, fuel service options and portable GPS navigation unit rentals. Our vehicle rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring expense, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs and income taxes. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. In first quarter 2014, we revised our definition of Adjusted EBITDA to exclude restructuring expense and have recast our 2013 Adjusted EBITDA amounts to conform with the revised definition. For additional information regarding the impact of the change in our definition of Adjusted EBITDA, refer to Note 15 - Segment Information.

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Our consolidated results of operations comprised the following:

	Three Months Ended September 30,
	2014	2013	Change	% Change
Revenues
Vehicle rental	$1,810	$1,734	$76	4%
Other	732	661	71	11%
Net revenues	2,542	2,395	147	6%

Expenses
Operating	1,168	1,142	26	2%
Vehicle depreciation and lease charges, net	582	524	58	11%
Selling, general and administrative	298	274	24	9%
Vehicle interest, net	77	72	5	7%
Non-vehicle related depreciation and amortization	46	39	7	18%
Interest expense related to corporate debt, net	50	57	(7)	(12%)
Transaction-related costs	7	10	(3)	(30%)
Restructuring expense	8	14	(6)	(43%)
Impairment	—	33	(33)	*
Total expenses	2,236	2,165	71	3%

Income before income taxes	306	230	76	33%
Provision for income taxes	114	112	2	2%

Net income	$192	$118	$74	63%
__________

*	Not meaningful.

During third quarter 2014, our net revenues increased principally as a result of a 3% increase in total rental days, a 2% increase in pricing and a 10% increase in ancillary revenues. Movements in currency exchange rates did not have a significant impact on revenues during third quarter 2014 compared to 2013.

Total expenses increased as a result of higher vehicle depreciation and lease charges resulting from a 5% increase in our car rental fleet and a 5% increase in our per-unit fleet costs. Total expenses also increased as a result of higher operating expenses due to increased volumes and higher selling, general and administrative costs driven by increased marketing expenses. These increases were partially offset by a one-time impairment charge recorded in the prior year. Our expenses were not materially impacted by currency exchange movements. As a result of these items, our net income increased by $74 million. Our effective tax rates were a provision of 37% and 49% for the three months ended September 30, 2014 and 2013, respectively, which reflected the non-deductibility of the impairment charge in 2013.

For the three months ended September 30, 2014, the Company reported earnings of $1.74 per diluted share, which includes after-tax restructuring expense of ($0.05) per share and after-tax transaction costs of ($0.06) per share. For the three months ended September 30, 2013, the Company reported earnings of $1.02 per diluted share, which includes an after-tax impairment charge of ($0.28) per share, after-tax restructuring expense of ($0.08) per share and after-tax transaction costs of ($0.06) per share.

In the three months ended September 30, 2014:

•	Operating expenses decreased to 46.0% from 47.7% of revenue, driven by increased rental volumes and higher pricing.

•	Vehicle depreciation and lease charges increased to 22.9% of revenue from 21.9% compared to third quarter 2013, primarily due to increased per-unit fleet costs.

•	Selling, general and administrative costs increased to 11.7% of revenue from 11.4% in third quarter 2013, primarily due to increased marketing expenses.

•	Vehicle interest costs, at 3.0% of revenue, remained level compared to the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2014	2013	% Change	2014	2013	% Change
North America	$1,623	$1,500	8%	$255	$226	13%
International	815	786	4%	160	149	7%
Truck Rental	104	109	(5%)	18	19	(5%)
Corporate and Other (a)	—	—	*	(16)	(11)	*
Total Company	$2,542	$2,395	6%	417	383	9%

Less:	Non-vehicle related depreciation and amortization			46	39
Interest expense related to corporate debt, net:
	Interest expense			50	57
Transaction-related costs (b)				7	10
Restructuring expense				8	14
Impairment				—	33
Income before income taxes				$306	$230
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

North America

	2014	2013	% Change
Revenue	$1,623	$1,500	8%
Adjusted EBITDA	255	226	13%

Revenues increased 8% in third quarter 2014 compared with third quarter 2013, primarily due to 6% growth in rental volumes and a 2% increase in pricing (3% in constant currency).

Adjusted EBITDA increased 13% in third quarter 2014 compared with third quarter 2013, primarily due to increased pricing and rental volumes, partially offset by higher per-unit fleet costs.

In the three months ended September 30, 2014:

•	Operating expenses were 45.0% of revenue, compared to 47.0% in the prior-year period, driven by increased rental volumes and higher pricing.

•
Vehicle depreciation and lease charges increased to 25.4% of revenue from 23.9% in third quarter 2013, due to 6% higher per-unit fleet costs and lower utilization, as a result of manufacturer recalls, partially offset by increased pricing.

•	Selling, general and administrative costs decreased to 10.3% of revenue from 10.5% of revenue in the prior-year period.

•	Vehicle interest costs increased to 3.7% of revenue compared to 3.6% in third quarter 2013.

International

	2014	2013	% Change
Revenue	$815	$786	4%
Adjusted EBITDA	160	149	7%

Revenues increased 4% during third quarter 2014 compared to third quarter 2013, primarily due to an 11% increase in ancillary revenues and an $11 million positive impact on revenues from currency exchange rate changes.

Adjusted EBITDA increased 7% in third quarter 2014 compared to third quarter 2013, primarily due to an increase in ancillary revenues, as well as a $5 million positive impact from currency exchange rate changes.

In the three months ended September 30, 2014:

•	Operating expenses were 46.1% of revenue, a decrease from 46.9% in the prior-year period, primarily due to increased ancillary revenues.

•	Vehicle depreciation and lease charges decreased to 18.7% of revenue from 19.7% compared to third quarter 2013, driven by increased ancillary revenues.

•	Selling, general and administrative costs increased to 13.7% of revenue from 12.5% in the prior-year period, primarily due to our planned increase in spending for advertising and brand investment.

•	Vehicle interest costs decreased to 1.8% of revenue compared to 2.0% in third quarter 2013.

Truck Rental

	2014	2013	% Change
Revenue	$104	$109	(5%)
Adjusted EBITDA	18	19	(5%)

Revenues declined $5 million due to a 5% decrease in total rental days, as our rental fleet was 8% smaller in 2014, partially offset by a 2% increase in pricing.

Adjusted EBITDA decreased $1 million in third quarter 2014 compared with third quarter 2013, principally due to higher per-unit fleet costs associated with newly acquired rental fleet, partially offset by lower maintenance costs.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2014	2013	Change	% Change
Revenues
Vehicle rental	$4,692	$4,388	$304	7%
Other	1,906	1,699	207	12%
Net revenues	6,598	6,087	511	8%

Expenses
Operating	3,273	3,080	193	6%
Vehicle depreciation and lease charges, net	1,532	1,387	145	10%
Selling, general and administrative	833	771	62	8%
Vehicle interest, net	213	195	18	9%
Non-vehicle related depreciation and amortization	132	109	23	21%
Interest expense related to corporate debt, net:
Interest expense	161	170	(9)	(5%)
Early extinguishment of debt	56	131	(75)	(57%)
Transaction-related costs	23	37	(14)	(38%)
Restructuring expense	16	39	(23)	(59%)
Impairment	—	33	(33)	*
Total expenses	6,239	5,952	287	5%

Income before income taxes	359	135	224	*
Provision for income taxes	137	91	46	51%

Net income	$222	$44	$178	*
__________

*	Not meaningful.

During the nine months ended September 30, 2014, our net revenues increased principally as a result of a 5% increase in total rental days and a 1% increase in pricing, $65 million of incremental revenue from Zipcar (acquired in March 2013) and an 11% increase in ancillary revenues. Movements in currency exchange rates did not have a significant impact on revenues during the nine months ended September 30, 2014 compared to 2013.

Total expenses increased as a result of higher vehicle depreciation and lease charges resulting from a 5% increase in our car rental fleet and a 4% increase in our per-unit fleet costs. Total expenses also increased as a result of higher operating expenses due to increased volumes and higher selling, general and administrative costs driven by increased marketing expenses. These increases were partially offset by decreases in debt extinguishment costs, transaction-related costs and restructuring expense and a one-time impairment charge in 2013. As a result, despite a $13 million negative pretax impact from currency exchange rate movements, our net income increased by $178 million. Our effective tax rates were a provision of 38% and 67% for the nine months ended September 30, 2014 and 2013, respectively, principally due to the non-deductibility of the impairment charge and a portion of the early extinguishment of corporate debt costs in 2013.

For the nine months ended September 30, 2014, the Company reported earnings of $2.00 per diluted share, which includes after-tax debt extinguishment costs of ($0.30) per share, after-tax transaction costs of ($0.18) per share and after-tax restructuring expense of ($0.10) per share. For the nine months ended September 30, 2013, the Company reported earnings of $0.39 per diluted share, which includes after-tax debt extinguishment costs of ($0.82) per share, an after-tax impairment charge of ($0.28) per share, after-tax transaction costs of ($0.25) per share and after-tax restructuring expense of ($0.21) per share.

In the nine months ended September 30, 2014:

•	Operating expenses decreased to 49.6% of revenue from 50.6% in the first nine months of 2013, driven by increased rental volumes and higher pricing.

•	Vehicle depreciation and lease charges increased to 23.2% of revenue from 22.8% in the first nine months of 2013, principally due to higher per-unit fleet costs.

•	Selling, general and administrative costs decreased to 12.6% of revenue from 12.7% in the first nine months of 2013.

•	Vehicle interest costs, at 3.2% of revenue, remained level compared to the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2014	2013	% Change	2014	2013	% Change
North America	$4,286	$3,877	11%	$526	$434	21%
International	2,033	1,923	6%	234	224	4%
Truck Rental	279	287	(3%)	29	31	(6%)
Corporate and Other (a)	—	—	*	(42)	(35)	*
Total Company	$6,598	$6,087	8%	747	654	14%

Less:	Non-vehicle related depreciation and amortization			132	109
Interest expense related to corporate debt, net:
	Interest expense			161	170
	Early extinguishment of debt			56	131
Transaction-related costs (b)				23	37
Restructuring expense				16	39
Impairment				—	33
Income before income taxes				$359	$135
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

North America

	2014	2013	% Change
Revenue	$4,286	$3,877	11%
Adjusted EBITDA	526	434	21%

Revenues increased 11% in the nine months ended September 30, 2014 compared with the same period in 2013, primarily due to 7% growth in rental volumes and a 2% increase in pricing (3% in constant currency), and $51 million of incremental revenue from Zipcar.

Adjusted EBITDA increased 21% in the nine months ended September 30, 2014 compared with the same period in 2013, primarily due to increased pricing and rental volumes as well as the acquisition of Zipcar, partially offset by 5% higher per-unit fleet costs.

In the nine months ended September 30, 2014:

•	Operating expenses were 47.9% of revenue, a decrease from 48.8% in the prior-year period, driven by increased rental volumes and higher pricing.

•	Vehicle depreciation and lease charges increased to 25.1% of revenue from 24.7% in first nine months of 2014 compared to 2013, due to higher per-unit fleet costs.

•	Selling, general and administrative costs decreased to 10.8% of revenue from 11.5% in the prior-year period, principally due to lower marketing expenses.

•	Vehicle interest costs, at 3.9% of revenue, remained level compared to the prior-year period.

International

	2014	2013	% Change
Revenue	$2,033	$1,923	6%
Adjusted EBITDA	234	224	4%

Revenues increased 6% during the nine months ended September 30, 2014 compared with the same period in 2013, primarily due to an 11% increase in ancillary revenues and a $26 million positive impact on revenues from currency exchange rate changes.

Adjusted EBITDA increased 4% in the nine months ended September 30, 2014 compared to the same period in 2013, driven by increased revenue, partially offset by a $9 million negative impact from currency exchange rate changes.

In the nine months ended September 30, 2014:

•	Operating expenses were 51.4% of revenue, a decrease from 51.9% in the prior-year period, primarily due to increased ancillary revenues.

•	Vehicle depreciation and lease charges decreased to 19.9% of revenue from 20.6% compared to the prior year period, driven by increased ancillary revenues.

•	Selling, general and administrative costs increased to 15.2% of revenue from 14.0% in the prior-year period, primarily due to our planned increase in spending for advertising and brand investment.

•	Vehicle interest costs, at 1.9% of revenue, remained level compared to the prior-year period.

Truck Rental

	2014	2013	% Change
Revenue	$279	$287	(3%)
Adjusted EBITDA	29	31	(6%)

Revenues declined $8 million due to a 5% decrease in total rental days, as our rental fleet was 11% smaller in 2014, partially offset by a 3% increase in pricing.

Adjusted EBITDA decreased $2 million in the nine months ended September 30, 2014 compared with the same period in 2013, principally due to increased per-unit fleet costs associated with newly acquired rental fleet, partially offset by lower maintenance costs.

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

FINANCIAL CONDITION

	September 30, 2014	December 31, 2013	Change
Total assets exclusive of assets under vehicle programs	$5,731	$5,832	$(101)
Total liabilities exclusive of liabilities under vehicle programs	5,845	5,720	125
Assets under vehicle programs	12,565	10,452	2,113
Liabilities under vehicle programs	11,719	9,793	1,926
Stockholders’ equity	732	771	(39)

Total assets exclusive of assets under vehicle programs decreased primarily due to a $257 million decrease in deferred income taxes primarily related to the utilization of net operating losses, partially offset by a $135 million increase in other current assets, largely related to a seasonal increase in value-added tax receivables, which are recoverable from government agencies.

Total liabilities exclusive of liabilities under vehicle programs increased primarily due to a seasonal increase in accounts payable as well as value-added tax payables.

The increase in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet and associated funding.

The decrease in stockholders’ equity is primarily due to repurchases of our common stock and currency translation adjustments, offset by $222 million of net income for the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the nine months ended September 30, 2014, we issued €200 million (approximately $275 million) of additional 6% Euro-denominated Senior Notes due 2021 at 106.75% of their face value, for aggregate proceeds of approximately $295 million. In May 2014, we issued $400 million of 5⅛% Senior Notes due 2022 at par. The proceeds from these borrowings were used to repurchase the entire $687 million principal amount of our 8¼% Senior Notes due 2019 for $737 million plus accrued interest. In addition, we repurchased approximately 4.0 million shares of our outstanding common stock during the nine months ended September 30, 2014, and increased our borrowings under vehicle programs to fund the seasonal increase in our rental fleet.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2014	2013	Change
Cash provided by (used in):
Operating activities	$2,067	$1,743	$324
Investing activities	(3,553)	(3,218)	(335)
Financing activities	1,520	1,466	54
Effect of exchange rate changes	(14)	(8)	(6)
Net increase (decrease) in cash and cash equivalents	20	(17)	37
Cash and cash equivalents, beginning of period	693	606	87
Cash and cash equivalents, end of period	$713	$589	$124

During the nine months ended September 30, 2014, we generated $324 million more cash from operating activities compared with the same period in 2013 principally reflecting the increase in our net earnings.

The increase in cash used in investing activities during the nine months ended September 30, 2014 compared with the same period in 2013 is primarily due to an increase in vehicle purchases and the acquisition of our Budget licensee in Edmonton during 2014, partially offset by the acquisition of Zipcar in 2013.

The increase in cash provided by financing activities during the nine months ended September 30, 2014 compared with the same period in 2013 is primarily due to increased borrowings under vehicle programs to fund vehicle purchases in 2014, partially offset by increased corporate borrowings to fund the purchase of Zipcar in 2013 and the repurchase of common stock in 2014 with cash provided by operations.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2014, we had approximately $12.8 billion of indebtedness, including corporate indebtedness of approximately $3.3 billion and debt under vehicle programs of approximately $9.5 billion.

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	September 30,	December 31,
		2014	2013
3½% Convertible Notes (a)	October 2014	$65	$66
4⅞% Senior Notes	November 2017	300	300
Floating Rate Senior Notes (b)	December 2017	248	247
8¼% Senior Notes	January 2019	—	691
Floating Rate Term Loan (c)	March 2019	982	989
9¾% Senior Notes	March 2020	223	223
6% Euro-denominated Senior Notes	March 2021	586	344
5⅛% Senior Notes	June 2022	400	—
5½% Senior Notes	April 2023	500	500
		3,304	3,360
Other		31	34
Total		$3,335	$3,394
__________

(a)	As of September 30, 2014, the 3½% convertible notes are convertible by the holders into approximately 4.0 million shares of the Company’s common stock.

(b)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 2.98% at September 30, 2014; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(c)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2014, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of	As of
	September 30,	December 31,
	2014	2013
North America - Debt due to Avis Budget Rental Car Funding (a)	$6,983	$5,656
North America - Canadian borrowings (a)( b)	556	400
International - Debt borrowings (a)	1,231	731
International - Capital leases (a)	427	289
Truck Rental - Debt borrowings (c)	261	226
Other	42	35
Total	$9,500	$7,337
__________

(a)	The increase reflects additional borrowings principally to fund a seasonal increase in the Company’s car rental fleet.

(b)	The increase includes additional borrowings to fund an increase in the Company’s fleet driven by the acquisition of its Budget licensee for Edmonton.

(c)	The increase reflects additional borrowings to acquire rental fleet.

As of September 30, 2014, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,650	$—	$784	$866
Other facilities (b)	12	1	—	11
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.50% to 5.77% as of September 30, 2014.

At September 30, 2014, the Company had various uncommitted credit facilities available, under which it had drawn approximately $2 million, which bear interest at rates between 0.35% and 2.50%.
The following table presents available funding under our debt arrangements related to our vehicle programs at September 30, 2014:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
North America - Debt due to Avis Budget Rental Car Funding (b)	$8,793	$6,983	$1,810
North America - Canadian borrowings (c)	915	556	359
International - Debt borrowings (d)	1,550	1,231	319
International - Capital leases (e)	625	427	198
Truck Rental - Debt borrowings (f)	280	261	19
Other	42	42	—
Total	$12,205	$9,500	$2,705
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $810 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.7 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $409 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $359 million of underlying vehicles and related assets.

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

As discussed above, as of September 30, 2014, we have cash and cash equivalents of $713 million, available borrowing capacity under our committed credit facilities of $866 million and available capacity under our vehicle programs of approximately $2.7 billion. During the nine months ended September 30, 2014, we repurchased the entire $687 million principal amount of our 8¼% Senior Notes for $737 million plus accrued interest and obtained Board approval to expand our original $200 million share repurchase authorization by $235 million. In October 2014, the Board authorized an additional increase to our share repurchase program of $200 million. We intend to fund share repurchases under the program with our cash flow from operations.

Our liquidity position could be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including General Motors, Ford, Chrysler, Peugeot, Volkswagen, Kia, Fiat, Mercedes, BMW, Volvo and Toyota being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings including a maximum leverage ratio. As of September 30, 2014, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2013 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2013 Form 10-K and our Current Report on Form 8-K filed May 12, 2014 with the exception of our commitment to purchase vehicles, which decreased by approximately $1.8 billion from December 31, 2013, to approximately $4.6 billion at September 30, 2014. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

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

We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. Based on our currency forward contracts as of September 30, 2014, we estimate that a 10% change in currency exchange rates would not have a material impact on our earnings. Because gains or losses related to currency forward contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these currency forward contracts and the underlying exposures do not create a material impact to our results of operations, balance sheet or liquidity.

Interest Rate Risk Management

Our primary interest rate exposure at September 30, 2014, is interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate derivatives as of September 30, 2014, we estimate that a 10% change in interest rates would not have a material impact on our earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact to our results of operations, balance sheet or liquidity.

Commodity Risk Management

We have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2014.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period ended September 30, 2014.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

During the quarter ended September 30, 2014, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, please refer to the Company’s 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of Avis Budget Group’s common stock repurchases by month for the quarter ended September 30, 2014:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2014	368,781	$59.65	368,781	$212,556,700
August 1-31, 2014	92,031	64.11	92,031	206,656,940
September 1-30, 2014	522,697	62.36	522,697	174,061,554
Total	983,509	$61.51	983,509	$174,061,554
__________

(a)
Excludes, for the three months ended September 30, 2014, 2,850 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

In August 2013, the Company obtained Board approval to repurchase up to $200 million of its common stock. In April 2014 and October 2014, the Company obtained Board approval to increase the share repurchase program by $235 million and $200 million, respectively. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: October 30, 2014
/s/ David B. Wyshner
David B. Wyshner
Senior Executive Vice President and
Chief Financial Officer

Date: October 30, 2014
/s/ David T. Calabria
David T. Calabria
Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
4.1
Indenture dated as of May 16, 2014 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 19, 2014).

4.2	Form of 5.125% Senior Notes Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 19, 2014).
10.1
Purchase Agreement, dated as of May 13, 2014, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, Morgan Stanley & Co. LLC for itself and on behalf of the several initial purchasers (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K dated May 19, 2014).

10.2
Series 2014-2 Supplement, dated as of July 24, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2014-2 Agent (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K dated July 24, 2014).

10.3
Third Amended and Restated Credit Agreement, dated as of October 3, 2014, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the Subsidiary Borrowers from time to time parties there, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Citicorp USA, Inc., Bank of America, N.A., Barclays Bank plc, Credit Agricole Corporate and Investment Bank, and The Royal Bank of Scotland plc, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K dated October 6, 2014).

10.4
Second Amendment to the Guarantee and Collateral Agreement, dated as of October 3, 2014, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, certain Subsidiaries of the Borrower from time to time parties there, in favor or JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K dated October 6, 2014).

10.5
Avis Budget Car Rental 2015 Model Year Program Letter dated September 30, 2014 between Avis Budget Car Rental, LLC and Ford Motor Company (incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K dated October 6, 2014).*

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