Form 10-K
period 2014-12-31
AVIS BUDGET GROUP, INC.
filed 2015-02-23
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,132,457,543 based on the closing price of its common stock on the NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2015, the number of shares outstanding of the registrant’s common stock was 106,354,430.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s annual stockholders’ meeting scheduled to be held on May 19, 2015 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

Our brands are differentiated to help us meet a wide range of customer needs throughout the world. Avis is a leading rental car supplier positioned to serve the premium commercial and leisure segments of the travel industry, and Budget is a leading rental vehicle supplier focused primarily on more value-conscious segments of the industry. On average, our rental fleet totaled more than 545,000 vehicles and we completed more than 35 million vehicle rental transactions worldwide in 2014. We generate approximately 67% of our vehicle rental revenue from on-airport locations and approximately 33% of our revenue from off-airport locations. We also license the use of the Avis and Budget trademarks to licensees in areas in which we do not operate directly. Our brands have an extended global reach with more than 10,000 car and truck rental locations throughout the world, including approximately 4,700 car rental locations operated by our licensees. We believe that Avis and Budget both enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand.

Our Zipcar brand, which we acquired in 2013, is the world’s leading car sharing company, with more than 915,000 members in the United States, Canada and Europe. We operate Budget Truck, one of the leading truck rental businesses in the United States, with a fleet of approximately 22,000 vehicles that operate through a network of approximately 1,150 dealer-operated and 400 Company-operated locations throughout the continental United States. We also own Payless, a car rental brand that we acquired in 2013 that operates in the deep-value segment of the industry, and Apex, which is a leading deep-value car rental brand in New Zealand and Australia. We also have investments in certain of our Avis and Budget licensees outside of the United States, including licensees in Brazil, India and China.

COMPANY HISTORY

The Company is a Delaware corporation headquartered in Parsippany, New Jersey. We operate three of the most recognized brands in the global vehicle services industry through Avis, Budget and Zipcar, as well as Budget Truck, one of the leading truck rental businesses in the United States, and smaller regional car rental brands. Our predecessor company was formed in 1974, and in 1997 merged with HFS Incorporated, and the combined company was subsequently renamed Cendant Corporation. HFS acquired the Avis brand in 1996, and in 2001 Cendant acquired Avis’ vehicle rental operations in North America, Australia and New Zealand.

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

In 2013, we acquired Zipcar, the world’s leading car sharing company, and further increased our growth potential and our ability to better serve a greater variety of our customers’ transportation needs. In 2012 and 2013, we also acquired our Apex and Payless brands, which allowed us to expand our presence in the deep-value segment of the car rental industry. In 2014, we also acquired our long-standing Budget licensee for Southern California and Las Vegas, which further expanded our Company-operated locations in the United States.

We have a long history of innovation in the vehicle rental and car sharing business, including the 1973 launch of our proprietary Wizard system, a constantly updated information-technology system that is the backbone of our operations. In 1987, we introduced the Roving Rapid Return, powered by a handheld computer device that allowed customers to bypass the car return counter, and in 1996, we became one of the first car rental companies to accept online reservations. In 2000, we introduced Avis Interactive, the first Internet-based reporting system in the car rental industry. In 2009, we launched what we believe to be the first car rental iPhone application in the United States, and in 2012, we believe that our Avis brand became the first in the industry to offer mobile applications to its customers on all four major mobile platforms — Android, BlackBerry, iPhone and Microsoft Windows. In 2014, we continued to expand our use of new yield management systems, which the Company designed to help optimize its decision-making with respect to pricing and fleet management. Our Zipcar operations have been a constantly innovating pioneer in using advanced vehicle technologies as the first car sharing company in the United States to develop a self-service solution to managing the complex interactions of real-time, location-based activities inherent in a large-scale car sharing operation, including new member application, reservations and keyless vehicle access, fleet management and member management. Zipcar was also the first to allow members to reserve the specific make, model and type of car by phone, Internet or wireless mobile device.

Since becoming an independent vehicle rental services company in 2006, we have focused on strengthening our brands, our operations, our competitiveness and our profitability. In conjunction with these efforts, we have implemented process improvements impacting virtually all areas of the business; realized significant cost savings through the integration of acquired businesses with our pre-existing operations; achieved reductions in operating and selling, general and administrative expenses, including significant reductions in staff; assessed location, segment and customer profitability to address less-profitable aspects of our business; implemented price increases and changes to our sales, marketing and affinity programs to improve profitability; and sought to better optimize our acquisition, deployment and disposition of fleet in order to lower costs and better meet customer demand.

SEGMENT INFORMATION

We categorize our operations into three reporting segments:

•	North America, provides car rentals in the United States and vehicle rentals in Canada, as well as ancillary products and services, and operates the Company’s car sharing business in North America;

•
International, provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services primarily in Europe, the Middle East, Africa, Asia, South America, Central America, the Caribbean, Australia and New Zealand, and operates the Company’s car sharing business in certain of these markets; and

•	Truck Rental, provides truck rentals and ancillary products and services to consumers and commercial users in the United States.

The following table presents key operating metrics for each of our three reporting segments:

	Total 2014 Rental Days	Average 2014 Time and Mileage (“T&M”) Revenue per Day	Average 2014 Rental Fleet Size
North America	95 million	$41.33	369,000
International	37 million	$41.34	144,000
Truck Rental	4 million	$78.15	22,000
	136 million		535,000
________
Note: Figures exclude Zipcar.

The following graphs present the composition of our rental days and our average rental fleet in 2014, by segment:

Composition of 2014 Rental Days	Composition of 2014 Rental Fleet

International
27%
Truck
Rental
3%
North
America
70%

International
27%
Truck
Rental
4%
North
America
69%

Financial data for our segments and geographic areas are reported in Note 19—Segment Information to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

◦
We are focused on yield management and pricing optimization in an effort to increase the rental fees we earn per rental day. We have implemented, and plan to continue to implement, new technology systems that strengthen our yield management and enable us to tailor our product and price offerings not only to meet our customers’ needs, but also in response to actions taken by our competitors. We expect to continue to adjust our pricing to bolster profitability and match changes in demand.

◦	We see significant growth opportunities related to our Zipcar brand. We expect to increase our

Zipcar membership base by growing the number of businesses, government agencies and universities that Zipcar serves within its existing markets, as well as expanding the brand into new markets where our existing car rental presence will help enable the introduction of Zipcar’s car sharing services. We expect that such growth will include making more Zipcars available at airport locations, offering one-way usage of Zipcars at certain locations, cross-marketing partnerships through our well-established corporate and affinity relationships and expanding our car sharing footprint outside of the United States.

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

◦
In countries operated by licensees, including our joint ventures in Brazil and China, we will seek to ensure that our licensees are well positioned to realize the growth potential of our brands in those countries and are aggressively growing their presence in those markets, and we expect to consider the re-acquisition of previously granted license rights in certain cases.

◦
Zipcar represents a substantial growth opportunity for us as we believe that there are numerous geographic markets outside the United States, particularly in Europe and the Asia-Pacific region, where Zipcar’s proven car sharing model can be utilized to meet substantial, currently unmet transportation needs.

•
Enhancing Customers’ Rental Experience. We are committed to serving our customers and enhancing their rental experience, including through our Customer Led, Service Driven™ initiative, which is aimed at improving our customers’ rental experience with our brands, our systems and our employees. Following an extensive review of the ways, places and occasions in which our brands, our systems and our employees interact with existing and potential customers, we have implemented actions that we expect will improve the service we provide at these customer “touch points.” For example:

◦
We offer Avis Preferred Select & Go™, a vehicle-choice program for customers, and have revised our rental agreements and receipts to improve transparency, introduce mobile applications and significantly expanded customer-service-oriented training of our employees, achieving significant increases in customer satisfaction.

◦
We continue to upgrade our technology, to make the reservation, pick-up and return process more convenient and user-friendly, with a particular emphasis on enabling and simplifying our customers’ online interactions with us.

◦
We have significantly expanded our tracking of customer-satisfaction levels so that we now receive location-specific feedback from more than 1 million customers annually, and we have implemented numerous service and process changes in response to this feedback.

We expect to continue to invest in these efforts.

•
Controlling Costs and Driving Efficiency throughout the Organization. We have continued our efforts to rigorously control costs. We continue to aggressively reduce expenses throughout our organization, and we have consistently eliminated or reduced significant costs through the integration of acquired businesses. In addition:

◦
We continued to develop and implement our Performance Excellence process improvement initiative to increase efficiencies, reduce operating costs and create sustainable cost savings using LEAN, Six Sigma and other tools. This initiative, which we have expanded to cover our operations in Europe and the Asia-Pacific region, has generated substantial savings since its implementation and is expected to continue to provide incremental benefits.

◦
In 2014, we took actions to further streamline our administrative infrastructure through the launch of a restructuring program that will increase the global standardization and consolidation of non-rental-location functions over time.

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

In executing our strategy, we plan to continue to position our distinct and well-recognized global brands to focus on different segments of customer demand, complemented by our other brands in their respective regional markets. With Avis as a premium brand preferred more by corporate and upscale leisure travelers, Budget as a mid-tier brand preferred more by value-conscious travelers, Payless and Apex as deep-value brands and Zipcar offering its members an economical alternative to car ownership, we believe we are able to target a broad range of demand, particularly since the brands share the same operational and administrative infrastructure while providing differentiated though consistently high levels of customer service.

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

We operate approximately 2,550 Avis car rental locations worldwide, in both the on-airport and off-airport, or local, rental markets. In 2014, our Avis operations generated total revenue of approximately $5.3 billion, of which approximately 61% (or $3.2 billion) was derived from North American operations. In addition, we license the Avis brand to other independent commercial owners in approximately 2,900 locations throughout the world. In 2014, approximately 73% of the Avis System total revenue was generated by our Company-operated locations and the remainder was generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that comprise the Avis System:

	Avis System Locations
	North America	International	Total
Company-operated locations	1,400	1,150	2,550
Licensee locations	300	2,600	2,900
Total Avis System Locations	1,700	3,750	5,450

The graphs below present the approximate composition of North America Avis System revenue and Global Avis System revenue in 2014:

Composition of North America Avis System Revenue	Composition of Global Avis System Revenue

In 2014, Avis derived approximately $2.0 billion and $1.8 billion (or 53% and 47%) of its vehicle rental revenue from commercial and leisure customers, respectively, and $2.6 billion and $1.2 billion (or 69% and 31%) of its vehicle rental revenue from customers renting at airports and locally, respectively.

We offer Avis customers a variety of premium services, including:

•	Avis Preferred, a counter bypass program available at major airport locations;

•	Avis Preferred Select & Go, a service that allows customers at certain locations to select an alternate vehicle or upgrade their vehicle choice without visiting the rental counter;

•	Avis Signature Series, a selection of luxury vehicles;

•	rental of portable GPS navigation units and in-dash satellite radio service;

•	availability of premium, sport and performance vehicles as well as eco-friendly vehicles, including gasoline/electric hybrids;

•	roadside assistance;

•	emailed receipts;

•	a 100% smoke-free car rental fleet in North America;

•	electronic toll collection services that let customers pay highway tolls without waiting in toll booth lines;

•	amenities such as Avis Access, a full range of special products and services for drivers and passengers with disabilities;

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

In 2014, Avis was named World’s Leading Car Rental Company by the World Travel Awards, and received numerous other awards. Avis was also again named the leading car rental company in customer loyalty in the Brand Keys Customer Loyalty Engagement Index for the 15th consecutive year.

Budget

Budget is a leading rental car supplier focused primarily on more value-conscious segments of the industry. We operate or license the Budget vehicle rental system (the “Budget System”), which is comprised of approximately 3,500 car rental locations and represents one of the largest car rental systems in the world. The Budget System encompasses locations at most of the largest airports and cities in the world.

We operate approximately 1,700 Budget car rental locations worldwide. In 2014, our Budget car rental operations generated total revenue of approximately $2.3 billion, of which 82% (or $1.9 billion) was derived from North American operations. We also license the Budget System to independent business owners who operate approximately 1,800 locations worldwide. In 2014, approximately 68% of the Budget System total revenue was generated by our Company-operated locations with the remainder generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that comprise the Budget System:

	Budget System Locations
	North America	International	Total
Company-operated locations	1,100	600	1,700
Licensee locations	400	1,400	1,800
Total Budget System Locations	1,500	2,000	3,500

The graphs below present the approximate composition of North America Budget System revenue and Global Budget System revenue in 2014:

Composition of North America Budget System Revenue	Composition of Global Budget System Revenue

In 2014, Budget derived approximately $445 million and $1.2 billion (or 27% and 73%) of its vehicle rental revenue from commercial and leisure customers, respectively, and $1.2 billion and $413 million (or 75% and 25%) of its vehicle rental revenue from customers renting at airports and locally, respectively. Budget’s European revenues increased $51 million (or 26%) in 2014.

Budget offers its customers several products and programs similar to Avis, such as portable GPS navigation units, roadside assistance, electronic toll collection, emailed receipts and refueling options, as well as special rental rates for frequent renters and Budget’s Fastbreak service, an expedited rental service for frequent travelers.

In 2014, Budget received numerous awards, including an award for its loyalty program, Unlimited Budget®, which was selected by Travel Weekly as a 2014 Gold Magellan Award Winner, for having one of the best loyalty programs in the travel industry.

Zipcar

Founded in 2000, Zipcar operates the world’s leading membership-based car sharing network that provides “wheels when you want them” to over 915,000 members, also known as “Zipsters,” in 30 major metropolitan areas and over 400 college campuses in the United States, Canada and Europe. Zipcar provides its members self-service vehicles in reserved parking spaces located in residential neighborhoods, business districts, college campuses, business office complexes and airports.
Our members may reserve vehicles by the hour or by the day at rates that include gasoline, insurance and other costs associated with vehicle ownership, and they can make their reservations through Zipcar’s reservation system, which is available by phone, Internet or through the Zipcar application on their smartphone. Our members generally have the flexibility to choose from over 25 makes and models of Zipcar vehicles that they want depending on their specific needs and desires for each trip and the available Zipcars in their neighborhoods. The flexibility and affordability of our service, as well as broader consumer trends toward responsible and sustainable living, provide a significant platform for future growth.
Prior to our acquisition of Zipcar in March 2013, Zipcar designed its operations to be scalable through a distributed self-service fleet of vehicles. We continue to make substantial investment in refining, innovating and improving Zipcar’s operations and fleet management systems and integrating certain elements of Zipcar’s operations and fleet into our business. We believe that the experience that we have gained and continue to accumulate while scaling and operating our network is a key advantage, informing our decisions regarding our existing operations and services as well as our plans for expansion.
Zipcar offers its members the freedom of on-demand access to a fleet of vehicles at any hour of the day or night, in their neighborhood or in any of our Zipcar cities and locations, without the costs or hassles of vehicle ownership. Benefits to members include:

•
Cost-effective alternative to car ownership - Members pay for time they reserve the vehicle and have no responsibility for the additional costs and hassles associated with car ownership, including parking, gasoline, taxes, registration, insurance, maintenance and lease payments.

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

•
Freedom and control - Unlike public transportation, which operates on fixed routes and schedules, we provide our members with much of the freedom associated with car ownership. Like car owners, our members can choose when and where they want to drive. They also have the added benefit of being able to choose, based upon the readily available Zipcars in their neighborhoods, the make, model, and type of vehicle they want to drive based on their specific needs and desires for each trip.

•
Responsible and sustainable living - We are committed to providing our members with socially responsible, sustainable alternatives that support the global environment, their communities and city livability. Studies show that car sharing reduces the number of miles driven, the number of vehicles on the road and carbon emissions.

•
Zipcar for Universities - We provide college students, faculty, staff and local residents living in or near rural and urban campuses with access to Zipcars. Zipcars are located on over 400 college and university campuses. Our program for universities helps university administrators maximize the use of limited parking space on campus and reduce campus congestion while providing an important amenity for students, faculty, staff and local residents. In some cases, Zipcar is the only automobile transportation available to students, since many traditional rental car services have higher age restrictions.

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

In 2014, the Zipcar brand continued to be recognized as the leading car sharing services provider in the world and for the quality of the customer experience it offers.

Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck rental businesses in the United States. At December 31, 2014, Budget Truck has a fleet of approximately 22,000 vehicles that are rented through a network of approximately 1,150 dealers and 400 Company-operated locations throughout the continental United States. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks to consumers and to our commercial accounts and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck and ancillary equipment rentals. The Budget Truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. In 2014, Budget Truck’s rental business generated total revenue of approximately $364 million.

Other Brands

Our Payless brand, which we acquired in July 2013, is a leading rental car supplier positioned to serve the deep-value segment of the car rental industry. We operate or license the Payless brand, which is comprised of approximately 160 vehicle rental locations worldwide, including approximately 60 Company-operated locations and approximately 100 locations operated by licensees. All Company-operated Payless locations are in the United States at or near major airport locations. Payless’ base T&M fees are often lower than those of larger, more established brands, but Payless has historically achieved a greater penetration of ancillary products and services with its customers. The Payless business model allows the Company to extend the life cycle of a portion of our fleet, as we “cascade” certain vehicles that exceed certain Avis and Budget age or mileage thresholds to be used by Payless.

Our Apex brand, which we acquired in 2012, operates primarily in the deep-value segment of the car rental industry in New Zealand and Australia, where we have approximately 19 Apex rental locations. Apex operates its own rental fleet, separate from Avis and Budget vehicles and generally older and less expensive than vehicles offered by Avis, Budget and other traditional car rental companies. Apex generates substantially all of its reservations through its proprietary websites and contact centers and typically has a greater than average length of rental. The substantial majority of Apex locations are at or near major airport locations.

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

Our Zipcar members may reserve cars by the hour or by the day through Zipcar’s reservation system, which is accessible by phone, Internet or through the Zipcar application on their smartphone. We also provide two-way SMS texting, enabling us to proactively reach out to members during their reservation via their mobile device to manage their reservation, including instant reservation extension.

In 2014, we generated approximately 30% of our vehicle rental reservations through our brand-specific websites, 12% through our contact centers, 27% through GDSs, 10% through online travel agencies, 10% through direct-connect technologies and 11% through other sources. Virtually all of our Zipcar car sharing reservations were generated online or through our Zipcar mobile applications. We use a voice reservation system that allows customers to conduct certain transactions such as confirmation, cancellation and modification of reservations using self-service interactive voice response technology. In addition to our Zipcar mobile applications, we have also developed Avis and Budget mobile applications for the Android, Apple, BlackBerry and Microsoft Windows, allowing our customers to more easily manage their car rental reservations on their mobile devices.

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

We use social media to promote our brands and to provide our customers with the tools to interact with our brands electronically. Avis, Budget, Payless and Zipcar maintain Facebook pages and Twitter accounts, with an increase in total followers of over 40% during 2014. We also use digital marketing activities to drive international reservations.

In addition to our social and digital media efforts, our Zipcar brand also focuses on localized marketing initiatives, which entails low-cost, word-of-mouth marketing of its services and the use of marketing “brand ambassadors” that target potential members at the local level. These efforts highlight simple messages that communicate the benefits of “wheels when you want them.” Zipcar members also actively recruit new members as incentivized by Zipcar’s member referral program, which awards driving credit for new member referrals.

In 2014, we retained approximately 97% of our existing commercial contracts in North America and maintained, expanded or entered into marketing alliances with key marketing partners that include brand exposure and cross-marketing opportunities for each of the brands involved. For example, as the “Official Rental Car of the PGA TOUR,” Avis promoted its products and services to millions of golf enthusiasts worldwide through prominent advertising placements in PGA TOUR television broadcasts, scoreboards at tournaments, online media channels and additional official partner channels.

We continue to maintain strong links to the travel industry and we expanded or entered into marketing alliances with numerous marketing partners in 2014:

•
We maintain marketing partnerships with many major airlines, including Air Canada, Air France, Air New Zealand, American Airlines, British Airways, Frontier Airlines, Iberia, Japan Airlines, JetBlue Airlines, KLM, Lufthansa, Qantas, SAS, Southwest Airlines and Virgin America.

•
We maintain marketing partnerships with several major hotel companies, including Best Western International, Inc., Hilton Hotels Corporation, Hyatt Corporation, MGM Resorts International, Radisson Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Wordwide.

•	We offer customers the ability to earn frequent traveler points with many major U.S. and European airlines’ and hotels’ frequent traveler programs.

In 2014, approximately 64% of vehicle rental transactions from our Company-operated Avis locations were generated by travelers who rented from Avis under contracts between Avis and the travelers’ employers or through membership in an organization with which Avis has a contractual affiliation (such as AARP and Costco Wholesale). In 2013, we entered into an exclusive multi-year agreement with AARP that allows us to promote our Avis, Budget, Budget Truck and Payless brands to AARP’s base of more than 38 million members. In 2013, we also entered into a new multi-year agreement with Costco Travel to provide Costco Wholesale members in the United States with vehicle rentals and ancillary products from Avis and Budget. Avis maintains marketing relationships with other organizations such as American Express, MasterCard International and Sears, through which we are able to provide their customers with incentives to rent from Avis. Avis licensees also generally have the option to participate in these affiliations.

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

LICENSING

We have licensees in approximately 165 countries throughout the world. Revenue derived from our vehicle rental licensees in 2014 totaled $136 million, with approximately $115 million in our International segment and $21 million in our North America segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional fixed costs associated with fees paid by licensees to us. Locations operated by licensees represented approximately 53% of our Avis and Budget car rental locations worldwide and approximately 29% of total revenue generated by the Avis and Budget Systems in 2014. We facilitate one-way car rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

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

Our license agreements typically have terms ranging from five to 20 years. The royalty fees payable to us under our license agreements in North America and internationally vary based upon brand and location and generally range between 2% to 8% of the licensee’s gross rental revenue. We maintain the right to monitor the operations of licensees and, when applicable, can declare a licensee to be in default under its license agreement. We perform audits as part of our program to assure licensee compliance with brand quality standards and contract provisions. Generally, we can terminate license agreements for certain defaults, including failure to pay royalties and failure to adhere to our operational standards. Upon termination of a license agreement, the licensee is prohibited from using our brand names and related marks in any business. In the United States, these license relationships constitute “franchises” under most federal and state laws regulating the offer and sale of franchises and the relationship of the parties to a franchise agreement.

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

In 2014, approximately 5% of our revenue was generated by the sale of collision and loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if the customer has not breached the rental agreement. In addition, we receive payment from our customers for certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as airport concession fees, that we pay in exchange for the right to operate at airports and other locations.

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

We also use data supplied from the Wizard system and airline (or ”third-party”) reservation systems in certain proprietary information management systems to maintain centralized control of major business processes such as fleet acquisition and logistics, sales to corporate accounts and determination of rental rates. The principal components of the systems we employ include:

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

•
Pricing decision support systems. Pricing in the vehicle rental industry is highly competitive and complex. To improve our ability to respond to rental rate changes in the marketplace, we have utilized sophisticated systems to gather and report competitive industry rental rate changes every day. Our systems, using data from third-party reservation systems as its source of information, automatically scan rate movements and report significant changes to our staff of pricing analysts for evaluation. These systems greatly enhance our ability to gather and respond to rate changes in the marketplace. In 2014, we began to implement an integrated pricing and fleet optimization tool that has allowed us to test and implement improved pricing strategies and optimization algorithms, as well as automate the implementation of certain price changes.

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

•
Sales and marketing systems. We have developed a sophisticated system of online data tracking which enables our sales force to analyze key account information of our corporate customers including historical and current rental activity, revenue and booking sources, top renting locations, rate usage categories and customer satisfaction data. We use this information, which is updated weekly and captured on a country-

by-country basis, to assess opportunities for revenue growth, profitability and improvement.

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

OUR FLEET

We offer for rental a wide variety of vehicles, including luxury and specialty vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. We maintain a single fleet of vehicles for Avis and Budget in countries where we operate both brands. The substantial majority of Zipcar’s fleet is dedicated to use by Zipcar, but we have developed processes to share vehicles between the Avis/Budget fleet and Zipcar’s fleet primarily to help meet Zipcar’s demand peaks. We maintain a diverse car rental fleet, in which no vehicle manufacturer represented more than 21% of our 2014 fleet purchases, and we regularly adjust our fleet levels to be consistent with demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. In 2014, we purchased vehicles from Audi, BMW, Chrysler, Fiat, Ford, General Motors, Honda, Hyundai, Kia, Mazda, Mercedes, Mitsubishi, Nissan, Peugeot, Porsche, Renault, Subaru, Toyota and Volkswagen, among others. During 2014, approximately 21%, 16% and 11% of the cars acquired for our car rental fleet were manufactured by Ford, General Motors and Chrysler, respectively.

Fleet costs represented approximately 25% of our aggregate expenses in 2014. Fleet costs can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles.

In 2014, on average, approximately 42% of our rental car fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase vehicles at a specified price during a specified time period or guarantee our rate of depreciation on the vehicles during a specified period of time, or were vehicles subject to operating leases. We refer to cars subject to these agreements as “program” cars and cars not subject to these agreements as “risk” cars because we retain the risk associated with such cars’ residual values at the time of their disposition. Such agreements typically require that we pay more for program cars and maintain them in our fleet for a minimum number of months (typically four to eleven months) and impose certain return conditions, including car condition and mileage requirements. When we return program cars to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market. In 2014, approximately 60% of the vehicles we disposed of were sold pursuant to repurchase or guaranteed depreciation programs. The future percentages of program and risk cars in our fleet will depend on several factors, including our expectations for future used car prices, our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs. The Company has agreed to purchase approximately $6.7 billion of vehicles from manufacturers over the next twelve months.

We dispose of our risk cars largely through automobile auctions, including auctions that enable dealers to purchase vehicles online more quickly than through traditional auctions, as well as through direct-to-dealer sales. In 2014, we also expanded the number of states that can participate in our Ultimate Test Drive retail car sales program, which offers customers the ability to purchase Avis, Budget and Payless rental vehicles through a collaboration with AutoNation, Inc. Alternative disposition channels such as Ultimate Test Drive, online auctions and direct to dealer sales represented approximately 29% of our North America risk vehicle dispositions in 2014, an increase of approximately 53% over 2013, and provide us with per-vehicle cost savings over fees typically paid to auctions.

For 2014, our average monthly car rental fleet size ranged from a low of approximately 433,000 vehicles in January to a high of approximately 616,000 vehicles in July. Our average monthly car rental fleet size typically peaks in the summer months. Average fleet utilization for 2014, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 68% in May to 76% in August. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled statistics. We have also taken actions to realize fleet utilization benefits and savings by combining a portion of our car rental and car sharing fleets at times to reduce the number of unutilized Zipcars during the week and to better satisfy Zipcar’s unmet weekend demand.

We place a strong emphasis on vehicle maintenance for customer safety and customer satisfaction reasons, and because quick and proper repairs are critical to fleet utilization. To accomplish this task we employ a fully-certified National Institute for Automotive Service Excellence technician instructor and have developed a specialized training program for our technicians. Our technician training department prepares its own technical service bulletins that can be retrieved electronically at our repair locations. In addition, the volume of manufacturer recalls increased significantly in 2014, and we have implemented processes to promptly address manufacturer recalls as part of our maintenance and repair efforts.

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

Our associates and managers at our Company-operated locations are trained and empowered to resolve most customer issues at the location level. In addition, we have simplified our rental agreements for both the Avis and Budget brands to make them easier for our customers to read and understand. We also continuously track customer-satisfaction levels by sending location-specific surveys to recent customers and utilize detailed reports and tracking to assess and identify ways that we can improve our customer service delivery and the overall customer experience. In 2014, we received feedback from more than 1 million customers. Our location-specific surveys ask customers to evaluate their overall satisfaction with their rental experience, among other things. Results are analyzed in aggregate and by location to help further enhance our service levels to our customers.

EMPLOYEES

As of December 31, 2014, we employed approximately 30,000 people worldwide, of whom approximately 7,500 were employed on a part-time basis. Of our approximately 30,000 employees, approximately 21,000 were employed in our North America and Truck Rental segments and 9,000 in our International segment.

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

As of December 31, 2014, approximately 30% of our employees in each of our North America, International and Truck Rental segments were covered by collective bargaining agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

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

Our car rental and car sharing operations compete primarily with Enterprise Holdings, Inc., which operates the Enterprise, National and Alamo car rental brands; Europcar Group; Hertz Global Holdings, Inc., which operates the Hertz, Dollar and Thrifty brands; and Sixt AG. We also compete with smaller regional car rental and car sharing companies. Our truck rental operations compete primarily with U-Haul International, Inc., Penske Truck Leasing Corporation, Ryder Systems, Inc., and Enterprise as well as other smaller regional companies.

INSURANCE AND RISK MANAGEMENT

Our vehicle rental operations and corporate operations expose us to various types of claims for bodily injury, death and property damage related to the use of our vehicles and/or properties, as well as general employment-related matters stemming from our operations. We generally assume the risk of liability to third parties arising from vehicle rental and car sharing services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, in accordance with the minimum financial responsibility requirements (“MFRs”) and primacy of coverage laws of the relevant jurisdiction. In certain cases, we assume liability above applicable MFRs, but to no more than $1 million per occurrence, other than in cases involving a negligent act on the part of the Company, for which we purchase insurance coverage for exposures beyond retained amounts from a combination of unaffiliated excess insurers.

In Europe, we insure the risk of liability to third parties arising from vehicle rental and car sharing services in accordance with local regulatory requirements through a combination of insurance policies provided by unaffiliated insurers and through reinsurance. We may retain a portion of the insured risk of liability, including reinsuring certain risks through our captive insurance subsidiary AEGIS Motor Insurance Limited. We limit our retained risk of liability through the unaffiliated insurers. We insure the risk of liability to third parties in Argentina, Australia and New Zealand through a combination of unaffiliated insurers and one of our affiliates. These insurers provide insurance coverage supplemental to minimum local requirements.

We offer our U.S. customers a range of optional insurance products and coverages such as supplemental liability insurance, personal accident insurance, personal effects protection, automobile towing protection and cargo insurance, which create additional risk exposure for us. When a customer elects to purchase supplemental liability insurance or other optional insurance related products, we typically retain economic exposure to loss, since the insurance is provided by an unaffiliated insurer that is reinsuring its exposure through our captive insurance subsidiary, Constellation Reinsurance Co., Ltd. Additional personal accident insurance offered to our customers in Europe is underwritten by a third-party insurer, and reinsured by our Avis Budget Europe International Reinsurance Limited subsidiary. We also maintain excess insurance coverage through unaffiliated carriers to help mitigate our potential exposure to large liability losses. We otherwise bear these and other risks, except to the extent that the risks are transferred through insurance or contractual arrangements.

OUR INTELLECTUAL PROPERTY

We rely primarily on a combination of trademark, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. The service marks “Avis,” “Budget,” and “Zipcar” and related marks or designs incorporating such terms and related logos and marks such as “We try harder,” and “wheels when you want them” are material to our vehicle rental and car sharing businesses. Our subsidiaries and licensees actively use these marks. All of the material marks used by Avis, Budget and Zipcar are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as in foreign jurisdictions. Our subsidiaries own the marks and other intellectual property, including the Wizard system, used in our business. We also own trademarks and logos related to the “Apex Car Rentals” brand in Australia and New Zealand and related to the “Payless Car Rental” brand in the United States and several other countries.

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

•
Environment. The Company has taken numerous steps to minimize its environmental impact; including contracting with licensed vendors to recycle used motor oil, oil filters, parts and brake cleaner fluids. Car washes installed at our facilities typically recycle and reuse at least 80 percent of their wastewater. Many of our model-year 2013, 2014 and 2015 vehicles are SmartWay Certified by the United States Environmental Protection Agency as “green” vehicles. Our rental fleet also includes gasoline/electric hybrid vehicles which offer outstanding fuel efficiency and reduced emissions.

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

We face risks related to fleet costs.

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our rental vehicles. In 2014, on average approximately 42% of our 2014 rental car fleet was comprised of program cars or vehicles subject to operating leases. Such program cars enable us to determine our depreciation expense in advance of purchase, which is a significant component of our fleet costs. However, as discussed below, such program cars result in additional exposure to the manufacturers with whom we have such agreements.

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

Our vehicles may be subject to safety recalls by their manufacturers that could have an adverse impact on our business when we remove such recalled vehicles from our rentable fleet. The number of vehicles subject to manufacturer recalls increased significantly in 2014 and may continue to be at elevated levels for the foreseeable future. Recalls often cause us to retrieve vehicles from customers and/or not to re-rent vehicles until we can arrange for the repairs described in the recalls to be completed. As such, recalls can result in incremental costs, negatively impact our revenues and/or reduce our fleet utilization. If a large number of vehicles were to be the subject of simultaneous recalls, or if needed replacement parts were not in adequate supply, we may be unable to re-rent recalled vehicles for a significant period of time. We could also face liability claims related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could create customer service problems, reduce the residual value of the vehicles involved, harm our general reputation and/or have an adverse impact on our financial condition or results of operations.

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

In 2014, we generated approximately 47% of our car rental reservations through third-party distribution channels, which include:

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

In our business, the third quarter of the year has historically been our strongest quarter due to the increased level of summer leisure travel and household moving activity. We vary our fleet size over the course of the year to help manage seasonal variations in demand, as well as localized changes in demand that we may encounter in the various regions in which we operate. In 2014, the third quarter accounted for 30% of our total revenue for the year and was our most profitable quarter as measured by Adjusted EBITDA. Any circumstance or occurrence that disrupts rental activity during the third quarter could have a disproportionately adverse impact on our financial condition or results of operations.

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

We typically utilize derivative instruments to manage fluctuations in interest rates, foreign exchange rates and gasoline prices. The derivative instruments we use to manage our risk are usually in the form of interest rate swaps and caps and foreign exchange and commodity contracts. Periodically, we are required to determine the change in fair value, called the “mark to market,” of some of these derivative instruments, which could expose us to substantial mark-to-market losses or gains if such rates or prices fluctuate materially from the time the derivatives were entered into. Accordingly, volatility in rates or prices may adversely impact our financial position or results of operations and could impact the cost and effectiveness of our derivative instruments in managing our risks.

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

Our businesses expose us to claims for bodily injury, death and property damage related to the use of our vehicles, having our customers on our premises and for workers’ compensation claims and other employment-related claims by our employees. We may become exposed to uninsured liability at levels in excess of our historical levels resulting from unusually high losses or otherwise. In addition, liabilities in respect of existing or future claims may exceed the level of our reserves and/or our insurance, which could adversely impact our financial condition and results of operations. Furthermore, insurance with unaffiliated insurers may not continue to be available to us on economically reasonable terms or at all. Should we experience significant liability for which we did not plan, our results of operations or financial position could be negatively impacted.

We reinsure certain insurance exposures as well as offer optional insurance coverages through unaffiliated third-party insurers, which then reinsure all or a portion of their risks through our insurance company subsidiaries that in turn subjects us to regulation under various insurance laws and statutes, in the jurisdictions in which our insurance company subsidiaries are domiciled. Any changes in regulations that alter or impede our reinsurance obligations or subsidiary operations in all or certain jurisdictions could adversely impact the economic benefits that we rely upon to support our reinsurance efforts, which in turn would adversely impact our financial condition or results of operations.

Optional insurance products that we offer to renters in the United States, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, are regulated under state laws governing such products. Our car rental operations outside the United States must comply with certain local laws and regulations regarding the sale of personal accident and effects insurance by intermediaries. In our other international car rental operations, our offering of optional insurance coverages has not historically been regulated. Any changes in U.S. or international laws that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. Should more of our customers decline purchasing optional liability insurance products as a result of any changes in these laws or otherwise, our financial condition or results of operations could be adversely impacted.

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

We rely heavily on the satisfactory performance and availability of our information systems, including our reservation systems, websites and network infrastructure to attract and retain customers, accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems, and we rely on communications service providers to link our systems with the business locations these systems were designed to serve. A failure or interruption that results in the unavailability of any of our information systems, or a major disruption of communications between a system and the locations it serves, could cause a loss of reservations, interfere with our fleet management, slow rental and sales processes, create negative publicity that damages our reputation or otherwise adversely impacts our ability to manage our business effectively. We may experience temporary system interruptions for a variety of reasons, including network failures, power outages, cyber-attacks, software errors or an overwhelming number of visitors trying to access our systems during periods of strong demand. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks but they cannot fully eliminate the risks as a disruption could be experienced in any of our information systems.

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

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our total debt as of December 31, 2014, was $11.5 billion, requiring us to dedicate a significant portion of our cash flows to pay interest and principal on our debt, which reduces the funds available to us for other purposes. Our business may not generate sufficient cash flow from operations to permit us to service our debt obligations and meet our other cash needs, which may force us to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue. Certain of our indebtedness contain restrictive covenants and provisions applicable to us and our subsidiaries that limit our ability to, among other things:

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

We finance our operations through the use of asset-backed securities and other debt financing structures available through the credit market. Our total asset-backed debt as of December 31, 2014, was approximately $8.1 billion, with remaining available capacity of approximately $4.4 billion. We maintain asset-backed facilities in the United States, Canada, Australia and Europe. If the asset-backed financing market were to be disrupted for any reason, we may be unable to obtain refinancing for our operations at current levels, or at all, when our asset-backed financings mature. Likewise, any disruption of the asset-backed financing market could also increase our borrowing costs, as we seek to engage in new financings or refinance our existing asset-backed financings. In addition, we could be subject to increased collateral requirements to the extent that we request any amendment or renewal of any of our existing asset-backed financings.

We face risks related to potential increases in interest rates.

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates were to increase, whether due to an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2014, our total outstanding debt of approximately $11.5 billion included unhedged interest rate sensitive debt of approximately $1.9 billion. During our seasonal borrowing peak in 2014, outstanding unhedged interest rate sensitive debt totaled approximately $4.0 billion.

Approximately $1.6 billion of our corporate indebtedness as of December 31, 2014, and virtually all of our $8.1 billion of debt under vehicle programs, matures within the next five years. If we are unable to refinance maturing indebtedness at interest rates that are equivalent to or lower than the interest rates on our maturing debt, our results of operations or our financial condition may be adversely affected.

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

•
announcements by us or our competitors of acquisitions, dispositions, strategies, management or shareholder changes, marketing affiliations, projections, fleet costs, pricing actions or other competitive actions;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	changes in investors’ and analysts’ perceptions of our industry, business or related industries;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations;

•	success or failure of competitive service offerings or technologies;

•	tax or regulatory developments in the United States or foreign countries;

•	litigation involving us;

•	the timing and amount of share repurchases by us; and

•	general economic conditions and conditions in the credit markets.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation, including class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our shareholders’ percentage of ownership may be diluted in the future.

Our shareholders’ percentage of ownership may be diluted in the future due to equity issuances or equity awards that we granted or will grant to our directors, officers and employees. In addition, we may undertake acquisitions financed in part through public or private offerings of securities, or other arrangements. If we issue equity securities or equity-linked securities, the issued securities would have a dilutive effect on the interests of the holders of our common shares. In 2014, we granted approximately 726,000 restricted stock units and in January 2015, we granted approximately 480,000 restricted stock units. We also expect to grant restricted stock units, stock options and/or other types of equity awards in the future.

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

We lease or have vehicle rental concessions for our brands at locations throughout the world. Avis operates approximately 1,400 locations in North America and approximately 1,150 international locations. Of those locations, approximately 280 in North America and approximately 200 outside of North America are at airports. Budget operates at approximately 1,100 locations in North America, of which approximately 230 are at airports. Budget also operates at approximately 600 international locations, of which approximately 160 are at airports. Payless also operates at approximately 60 locations in North America, the majority of which are at or near airports. We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON STOCK

Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CAR.” The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for 2014 and 2013. At January 31, 2015, the number of stockholders of record was approximately 3,976.

	High	Low
2014
First Quarter	$50.48	$35.56
Second Quarter	60.43	46.53
Third Quarter	69.76	54.12
Fourth Quarter	68.66	45.94

	High	Low
2013
First Quarter	$28.47	$20.32
Second Quarter	34.21	25.74
Third Quarter	33.30	26.57
Fourth Quarter	40.72	27.77

DIVIDEND POLICY

We neither declared nor paid any cash dividend on our common stock in 2014 and 2013, and we do not currently anticipate paying dividends on our common stock. Our ability to pay dividends to holders of our common stock is limited by the Company’s senior credit facility, the indentures governing our senior notes and our vehicle financing programs, insofar as we may seek to pay dividends out of funds made available to the Company by its subsidiaries that are governed by such senior credit facility. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information about shares of our common stock that may be issued upon the exercise of options and restricted stock units under all of our existing equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (b)
Equity compensation plans approved by security holders	4,121,711	$2.92	7,822,631
Equity compensation plans not approved by security holders	—	—	—
Total	4,121,711		7,822,631
__________

(a)
Includes options and other awards granted under the following plans approved by stockholders: the Amended and Restated Equity and Incentive Plan, the 1997 Stock Incentive Plan, the 1997 Stock Option Plan and the Directors Deferred Compensation Plan. The 1997 Stock Incentive Plan, the 1997 Stock Option Plan and the Directors Deferred Compensation Plan were each approved with respect to an initial allocation of shares.

(b)
Represents 5,353,664 shares available for issuance under the Amended and Restated Equity and Incentive Plan and 2,468,967 shares available for issuance pursuant to the 2009 Employee Stock Purchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following is a summary of the Company’s common stock repurchases by month for the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014	1,370,490	$51.08	1,370,490	$304,052,473
November 1-30, 2014	—	—	—	304,052,473
December 1-31, 2014	320,680	61.12	320,680	284,452,984
Total	1,691,170	$52.99	1,691,170	$284,452,984
__________

(a)
Excludes, for the three months ended December 31, 2014, 936 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

The Company has obtained Board approval to repurchase up to $635 million of its common stock under a plan originally approved in August 2013 and subsequently expanded in April and October 2014. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

PERFORMANCE GRAPH

Set forth below is a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of peer group indices, the S&P MidCap 400 Index, S&P 500 Index and the Dow Jones US Transportation Average Index for the period of five fiscal years commencing December 31, 2009 and ending December 31, 2014. The broad equity market indices used by the Company are the S&P 500 Index, which measures the performance of large-sized companies, and the Dow Jones US Transportation Average Index, which measures the performance of transportation companies. The Company has elected to begin using the S&P 500 Index in place of the S&P MidCap 400 Index for future period comparisons because the S&P 500 Index is a more appropriate benchmark in light of the Company’s equity market capitalization. The graph and table depict the result of an investment on December 31, 2009 of $100 in the Company’s common stock, the S&P MidCap 400 Index, the S&P 500 Index and the Dow Jones US Transportation Average Index, including investment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$600
$500
$400
$300
$200
$100
$0
12/09
12/10
12/11
12/12
12/13
12/14
Avis Budget Group, Inc.
S&P MidCap 400
S&P 500
Dow Jones US Transportation Average

	As of December 31,
	2009	2010	2011	2012	2013	2014
Avis Budget Group	$100.00	$118.60	$81.71	$151.07	$308.08	$505.56
S&P MidCap 400 Index	$100.00	$126.64	$124.45	$146.69	$195.84	$214.97
S&P 500 Index	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Dow Jones U.S. Transportation Average Index	$100.00	$126.74	$126.75	$136.31	$192.72	$241.04

ITEM 6. SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2014	2013	2012	2011	2010
		(In millions, except per share data)
Results of Operations
Net revenues	$8,485	$7,937	$7,357	$5,900	$5,185

Net income (loss)	$245	$16	$290	$(29)	$54

Adjusted EBITDA (a)	$876	$769	$840	$610	$409

Earnings (loss) per share
Basic	$2.32	$0.15	$2.72	$(0.28)	$0.53
Diluted	2.22	0.15	2.42	(0.28)	0.49

Financial Position
Total assets	$16,969	$16,284	$15,218	$12,938	$10,327
Assets under vehicle programs	11,058	10,452	10,099	9,090	6,865
Corporate debt	3,420	3,394	2,905	3,205	2,502
Debt under vehicle programs (b)	8,116	7,337	6,806	5,564	4,515
Stockholders’ equity	665	771	757	412	410
Ratio of debt under vehicle programs to assets under vehicle programs	73%	70%	67%	61%	66%
__________

(a)
The following table reconciles Adjusted EBITDA to Net income (loss) within our Selected Financial Data, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, restructuring expense, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net and income taxes. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Adjusted EBITDA	$876	$769	$840	$610	$409
Less: Non-vehicle related depreciation and amortization	180	152	125	95	90
Interest expense related to corporate debt, net	209	228	268	219	170
Early extinguishment of corporate debt	56	147	75	—	52
Restructuring expense	26	61	38	5	11
Transaction-related costs, net	13	51	34	255	14
Impairment	—	33	—	—	—
Income before income taxes	392	97	300	36	72
Provision for income taxes	147	81	10	65	18
Net income (loss)	$245	$16	$290	$(29)	$54
__________

(b)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”). See Note 13 to our Consolidated Financial Statements.
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
TRANSACTION-RELATED COSTS, RESTRUCTURING AND OTHER ITEMS
During 2014, 2013, 2012, 2011 and 2010, we recorded $13 million, $51 million, $34 million, $255 million and $14 million, respectively, of transaction-related costs, primarily related to the acquisition and integration of acquired businesses with our operations. In 2014, these costs were primarily related to acquisition- and integration-related costs of acquired businesses, including a non-cash gain recognized in connection with the acquisition of our Budget license rights, and contingent consideration related to our Apex Car Rentals acquisition. In 2013, these costs were primarily related to the acquisition of Zipcar and the integration of acquired businesses. During 2012, these costs were primarily related to the integration of Avis Europe’s operations with the Company’s. In 2011, these costs included (i) a $117 million non-cash charge related to the unfavorable license rights reacquired by the Company through the acquisition of Avis Europe, which provided Avis Europe with royalty-free license rights within certain territories, (ii) $89 million of expenses related to due-diligence, advisory and other costs, and (iii) $49 million for losses on foreign-currency transactions related to the Avis Europe purchase price. In 2010, these costs related to due-diligence and other cost for our previous efforts to acquire Dollar Thrifty. See Notes 2 and 5 to our Consolidated Financial Statements.
In 2014, we committed to various strategic initiatives to identify best practices and drive efficiency throughout our organization, by reducing headcount, improving processes and consolidating functions. In 2012, we implemented a restructuring initiative related to our Truck Rental segment, and in 2011, we implemented a restructuring initiative subsequent to the acquisition of Avis Europe. In 2010, we implemented cost-reduction and efficiency improvement plans to reduce costs, enhance organizational efficiency and consolidate and rationalize existing processes and facilities. We recorded expenses related to these and other restructuring initiatives of $26 million in 2014, $61 million in 2013, $38 million in 2012, $5 million in 2011, and $11 million in 2010. See Note 4 to our Consolidated Financial Statements.
In 2014, 2013, 2012 and 2010, we recorded $56 million, $147 million, $75 million and $52 million, respectively, of expense related to the early extinguishment of corporate debt.
In 2013, we recorded a charge of $33 million for the impairment of our equity-method investment in our Brazilian licensee.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

OVERVIEW
OUR COMPANY
We operate three of the most recognized brands in the global vehicle rental and car sharing industry, Avis, Budget and Zipcar. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve, with a rental fleet of more than 545,000 vehicles. We also license the use of the Avis and Budget trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate the Avis, Budget and/or Zipcar brands in approximately 175 countries throughout the world.
OUR SEGMENTS
We categorize our operations into three reportable business segments: North America, International and Truck Rental, as discussed in Part I of this Form 10-K.
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

We believe that the following factors, among others, may affect our financial condition and results of operations:

•	general travel demand, including worldwide enplanements;

•	fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	changes in fleet costs and in conditions in the used vehicle marketplace, as well as manufacturer recalls;

•	changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	our acquisitions, our integration of acquired operations and our realization of synergies;

•	demand for car sharing services;

•	changes in the price of gasoline;

•	changes in currency exchange rates; and

•	demand for truck rentals.
Throughout 2014, we operated in an uncertain and uneven economic environment marked by heightened geopolitical risks and an unprecedented level of vehicle manufacturer recalls. We expect such economic conditions to continue in 2015. Nonetheless, we continue to anticipate that worldwide demand for vehicle rental and car sharing services will increase in 2015, most likely against a backdrop of modest and uneven global economic growth. Our access to new fleet vehicles has been adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand, and we expect that to continue to be the case. We will look to pursue opportunities for further pricing increases in 2015 to enhance our returns on invested capital and profitability.

Our objective continues to be to focus on strategically accelerating our growth, strengthening our global position as a leading provider of vehicle rental services, continuing to enhance our customers’ rental experience, and controlling costs and driving efficiency throughout the organization. We operate in a highly competitive industry and we expect to continue to face challenges and risks. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives and through continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet and our operations, appropriate investments in technology and adjustments in the size, nature and terms of our relationships with vehicle manufacturers.
2014 HIGHLIGHTS
In 2014, we achieved record transaction volumes and revenues and had the highest Adjusted EBITDA in our history:

•	Our net revenues increased 7% year-over-year to $8.5 billion in 2014.

•	Pricing (our average T&M revenue per rental day) increased 2% in North America, driven by increases in both commercial and leisure pricing.

•	Adjusted EBITDA increased 14% to $876 million in 2014, primarily as a result of higher rental volumes and increased year-over-year pricing in North America, partially offset by higher fleet costs.

•
We redeemed all $687 million of our outstanding 8¼% Senior Notes due 2019 using the proceeds from our issuance of $400 million of 5⅛% Senior Notes due 2022 and €200 million of additional euro-denominated 6% Senior Notes due 2021.

•	We repurchased $300 million of our common stock, reducing our shares outstanding by approximately 5.7 million shares.

•	We acquired our Budget licensees in Southern California and Las Vegas as well as Edmonton, Alberta, Canada, and also re-acquired the right to operate the Budget brand in Portugal.

•	Our share price increased 64% to $66.33.

RESULTS OF OPERATIONS
We measure performance principally using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers, both of which exclude our Zipcar car sharing operations. We also measure our ancillary revenues (rental-transaction revenue other than T&M revenue), such as from the sale of collision and loss damage waivers, insurance products, fuel service options and portable GPS navigation unit rentals. Our vehicle rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics.

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
Year Ended December 31, 2014 vs. Year Ended December 31, 2013

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2014	2013	Change	% Change
Revenues
Vehicle rental	$6,026	$5,707	$319	6%
Other	2,459	2,230	229	10%
Net revenues	8,485	7,937	548	7%

Expenses
Operating	4,251	4,074	177	4%
Vehicle depreciation and lease charges, net	1,996	1,811	185	10%
Selling, general and administrative	1,080	1,019	61	6%
Vehicle interest, net	282	264	18	7%
Non-vehicle related depreciation and amortization	180	152	28	18%
Interest expense related to corporate debt, net:
Interest expense	209	228	(19)	(8%)
Early extinguishment of debt	56	147	(91)	(62%)
Restructuring expense	26	61	(35)	(57%)
Transaction-related costs, net	13	51	(38)	(75%)
Impairment	—	33	(33)	(100%)
Total expenses	8,093	7,840	253	3%

Income before income taxes	392	97	295	*
Provision for income taxes	147	81	66	81%

Net income	$245	$16	$229	*
__________

*	Not meaningful.

During 2014, our net revenues increased principally as a result of a 5% increase in total rental days and a 1% increase in pricing, a 9% increase in ancillary revenues and $67 million of incremental revenue from Zipcar (acquired in March 2013), partially offset by a $43 million negative impact from currency exchange rate movements.

Total expenses increased as a result of higher vehicle depreciation and lease charges resulting from a 5% increase in our car rental fleet and a 4% increase in our per-unit fleet costs. Total expenses also increased as a result of higher operating expenses due to increased volumes and higher selling, general and administrative costs driven by increased marketing expenses. These increases were partially offset by decreases in debt extinguishment costs, transaction-related costs, restructuring expense and impairment costs. As a result, despite a $16 million negative pretax impact from currency exchange rate movements, our net income increased by $229 million. Our effective tax rates were a provision of 38% and 84% in 2014 and 2013, respectively, principally due to the non-deductibility of the impairment charge and a portion of the early extinguishment of corporate debt costs in 2013.

For 2014, the Company reported earnings of $2.22 per diluted share, which includes after-tax debt extinguishment costs of ($0.31) per share, after-tax restructuring expense of ($0.16) per share and after-tax transaction costs of ($0.08) per share. For 2013, the Company reported earnings of $0.15 per diluted share, which includes after-tax debt extinguishment costs of ($0.94) per share, after-tax restructuring expense of ($0.35) per share, after-tax transaction costs of ($0.35) per share and an after-tax impairment charge of ($0.28) per share.

In the year ended December 31, 2014:

•	Operating expenses decreased to 50.1% of revenue from 51.3% in 2013, driven by increased rental volumes and higher pricing.

•	Vehicle depreciation and lease charges increased to 23.5% of revenue from 22.8% in 2013, principally due to higher per-unit fleet costs.

•	Selling, general and administrative costs decreased to 12.7% of revenue from 12.8% in 2013.

•	Vehicle interest costs, at 3.3% of revenue, remained level compared to the prior year.
Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2014	2013	% Change	2014	2013	% Change
North America	$5,533	$5,042	10%	$607	$508	19%
International	2,588	2,522	3%	290	272	7%
Truck Rental	364	373	(2%)	39	36	8%
Corporate and Other (a)	—	—	*	(60)	(47)	*
Total Company	$8,485	$7,937	7%	876	769	14%

Less:	Non-vehicle related depreciation and amortization			180	152
Interest expense related to corporate debt, net:
	Interest expense			209	228
	Early extinguishment of debt			56	147
Restructuring expense				26	61
Transaction-related costs, net (b)				13	51
Impairment				—	33
Income before income taxes				$392	$97
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.
North America

	2014	2013	% Change
Revenue	$5,533	$5,042	10%
Adjusted EBITDA	607	508	19%
Revenues increased 10% in 2014 compared with 2013, primarily due to 7% growth in rental volumes and a 2% increase in pricing, and $54 million of incremental revenue from Zipcar.

Adjusted EBITDA increased 19% in 2014 compared with 2013, primarily due to increased rental volumes and pricing as well as the acquisition of Zipcar, partially offset by 5% higher per-unit fleet costs.

In the year ended December 31, 2014:

•	Operating expenses were 48.5% of revenue, a decrease from 49.4% in the prior year, driven by increased rental volumes and higher pricing.

•
Vehicle depreciation and lease charges increased to 25.5% of revenue from 24.9% in 2013, due to higher per-unit fleet costs and a decrease in fleet utilization as a result of increased manufacturer recalls.

•	Selling, general and administrative costs decreased to 11.0% of revenue from 11.6% in the prior year, principally due to increased revenues.

•	Vehicle interest costs, at 4.0% of revenue, remained level compared to the prior year.
International

	2014	2013	% Change
Revenue	$2,588	$2,522	3%
Adjusted EBITDA	290	272	7%
Revenues increased 3% during 2014 compared with 2013, primarily due to an 8% increase in ancillary revenues.

Adjusted EBITDA increased 7% in 2014 compared with 2013, driven by increased revenue, partially offset by a $13 million negative impact from currency exchange rate changes.

In the year ended December 31, 2014:

•	Operating expenses were 51.9% of revenue, a decrease from 52.9% in the prior year, primarily due to increased revenues.

•	Vehicle depreciation and lease charges decreased to 20.0% of revenue from 20.2% compared to the prior year.

•	Selling, general and administrative costs increased to 15.0% of revenue from 14.2% in the prior year, primarily due to our planned increase in advertising and brand investment.

•	Vehicle interest costs, at 1.9% of revenue, remained level compared to the prior year.
Truck Rental

	2014	2013	% Change
Revenue	$364	$373	(2%)
Adjusted EBITDA	39	36	8%
Revenues declined $9 million due to a 3% decrease in total rental days, as our rental fleet was 11% smaller in 2014, partially offset by a 2% increase in pricing.

Adjusted EBITDA increased $3 million in 2014 compared with 2013, principally due to lower maintenance costs, partially offset by increased per-unit fleet costs associated with newly acquired rental fleet.

Corporate and Other

	2014	2013	% Change
Revenue	$—	$—	*
Adjusted EBITDA	(60)	(47)	*
__________

*	Not meaningful

Adjusted EBITDA decreased $13 million in 2014 compared with 2013, primarily due to greater selling, general and administrative expenses which are not attributable to a particular segment.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2013	2012	Change	% Change
Revenues
Vehicle rental	$5,707	$5,297	$410	8%
Other	2,230	2,060	170	8%
Net revenues	7,937	7,357	580	8%

Expenses
Operating	4,074	3,824	250	7%
Vehicle depreciation and lease charges, net	1,811	1,471	340	23%
Selling, general and administrative	1,019	925	94	10%
Vehicle interest, net	264	297	(33)	(11%)
Non-vehicle related depreciation and amortization	152	125	27	22%
Interest expense related to corporate debt, net:
Interest expense	228	268	(40)	(15%)
Early extinguishment of debt	147	75	72	96%
Restructuring expense	61	38	23	61%
Transaction-related costs, net	51	34	17	50%
Impairment	33	—	33	*
Total expenses	7,840	7,057	783	11%

Income before income taxes	97	300	(203)	(68%)
Provision for income taxes	81	10	71	*

Net income	$16	$290	$(274)	(94%)
__________

*	Not meaningful.

During 2013, our net revenues increased principally as a result of a 3% increase in total rental days (excluding acquisitions), $246 million of revenue from Zipcar and $44 million of revenue from Payless (acquired in July 2013). Movements in currency exchange rates had virtually no effect on revenues in 2013 compared to 2012.

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

In the year ended December 31, 2013:

•	Operating expenses decreased to 51.3% of revenue from 52.0% in the prior year, driven by cost-reduction efforts.

•	Vehicle depreciation and lease charges increased to 22.8% of revenue from 20.0% in 2012, principally due to higher per-unit fleet costs amid an anticipated normalization of used-car residual values.

•	Selling, general and administrative costs increased to 12.8% of revenue from 12.6% in 2012.

•	Vehicle interest costs declined to 3.3% of revenue compared to 4.0% in the prior year, principally due to lower borrowing rates.
Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2013	2012	% Change	2013	2012	% Change
North America	$5,042	$4,640	9%	$508	$557	(9%)
International	2,522	2,342	8%	272	270	1%
Truck Rental	373	374	0%	36	34	6%
Corporate and Other (a)	—	1	*	(47)	(21)	*
Total Company	$7,937	$7,357	8%	769	840	(8%)

Less:	Non-vehicle related depreciation and amortization			152	125
Interest expense related to corporate debt, net:
	Interest expense			228	268
	Early extinguishment of debt			147	75
Restructuring expense				61	38
Transaction-related costs, net (b)				51	34
Impairment (c)				33	—
Income before income taxes				$97	$300
__________

*	Not meaningful

(a)	Includes unallocated corporate overhead and the elimination of transactions between reportable segments.

(b)
For 2013, primarily represents costs related to the integration of acquired businesses and our acquisition of Zipcar and, for 2012, primarily represents costs related to the integration of the operations of Avis Europe.

(c)	We recorded a charge of $33 million for the impairment of our equity-method investment in our Brazilian licensee.
North America

	2013	2012	% Change
Revenue	$5,042	$4,640	9%
Adjusted EBITDA	508	557	(9%)
Revenues increased 9% in 2013 compared with 2012, primarily due to the acquisitions of Zipcar and Payless and 3% growth in rental volumes and a 1% increase in pricing (excluding acquisitions).

Adjusted EBITDA decreased 9% in 2013 compared with 2012 due to higher fleet costs, partially offset by lower vehicle interest expense, as our borrowing rates declined year-over-year.

Zipcar and Payless contributed $205 million and $44 million to revenues and $26 million and an insignificant amount to Adjusted EBITDA, respectively, in 2013.

In the year ended December 31, 2013:

•	Operating expenses were 49.4% of revenue, a decrease from 50.4% in the prior year, primarily due to higher pricing and our continued cost-reduction efforts.

•	Vehicle depreciation and lease charges increased to 24.9% of revenue from 20.3% in 2012, due to 25% higher per-unit fleet costs, excluding acquisitions.

•	Selling, general and administrative costs decreased to 11.6% of revenue from 12.0% in the prior year.

•	Vehicle interest costs declined to 4.0% of revenue compared to 5.3% in the prior year, principally due to lower borrowing rates.

International

	2013	2012	% Change
Revenue	$2,522	$2,342	8%
Adjusted EBITDA	272	270	1%
Revenues increased 8% during 2013 compared with 2012, primarily due to a 4% increase in rental days and a 10% increase in ancillary revenues (excluding acquisitions), the March 2013 acquisition of Zipcar, October 2012 acquisition of Apex Car Rentals (“Apex”), and a $14 million increase related to currency exchange rates, partially offset by a 2% decrease in pricing (excluding acquisitions).

Adjusted EBITDA increased 1% in 2013 compared with 2012. Apex contributed $42 million to revenue and $9 million to Adjusted EBITDA in 2013, compared to $8 million of revenue and $2 million of Adjusted EBITDA in fourth quarter 2012. Zipcar contributed $41 million to revenue and an insignificant amount to Adjusted EBITDA in 2013.

In the year ended December 31, 2013:

•	Operating expenses, at 52.9% of revenue, remained level compared to the prior year.

•	Vehicle depreciation and lease costs decreased to 20.2% of revenue from 20.6% in the prior year, principally due to an increase in fleet utilization.

•	Selling, general and administrative costs increased to 14.2% of revenue from 13.3% in the prior-year, primarily due to increased marketing commissions and the acquisition of Zipcar.

•	Vehicle interest costs increased to 1.9% of revenue compared to 1.6% in the prior year, due to lower cash balances in 2013.
Truck Rental

	2013	2012	% Change
Revenue	$373	$374	0%
Adjusted EBITDA	36	34	6%
Revenues decreased $1 million as the effects on volume of having an 8% smaller fleet were largely offset by a 7% increase in pricing.

Adjusted EBITDA increased $2 million in 2013 compared with 2012.
Corporate and Other

	2013	2012	% Change
Revenue	$—	$1	*
Adjusted EBITDA	(47)	(21)	*
__________

*	Not meaningful

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
FINANCIAL CONDITION

	As of December 31,
	2014	2013	Change
Total assets exclusive of assets under vehicle programs	$5,911	$5,832	$79
Total liabilities exclusive of liabilities under vehicle programs	5,677	5,720	(43)
Assets under vehicle programs	11,058	10,452	606
Liabilities under vehicle programs	10,627	9,793	834
Stockholders’ equity	665	771	(106)
Total assets exclusive of assets under vehicle programs increased primarily due to the acquisitions of our Budget licensees for Edmonton, Southern California and Las Vegas (“Budget Licensee Acquisitions”), partially offset by a decrease in cash and cash equivalents. (see Note 5 to our Consolidated Financial Statements and “Liquidity and Capital Resources—Cash Flows”).
Total liabilities exclusive of liabilities under vehicle programs changed by less than 1% (see Note 5 to our Consolidated Financial Statements and “Liquidity and Capital Resources—Debt and Financing Arrangements”).
Assets under vehicle programs increased primarily due to an increase in the size of our vehicle rental fleet to accommodate increased rental demand, inflationary increases in the average book value of our rental cars and our Budget Licensee Acquisitions.
Liabilities under vehicle programs increased principally as a result of additional borrowings to support the increase in our vehicle rental fleet and our Budget Licensee Acquisitions. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.
The decrease in stockholders’ equity is primarily due to repurchases of our common stock and currency translation adjustments, partially offset by our net income and the conversion of our convertible notes in 2014.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During 2014, we completed several corporate financing transactions, primarily to repay existing debt. In particular, we:

•	issued $400 million of 5⅛% Senior Notes due 2022;

•	issued an additional €200 million (approximately $275 million, at issuance) of 6% Euro-denominated Senior Notes due 2021;

•	issued an additional $175 million of 5½% Senior Notes due 2023;

•	amended our senior revolving credit facility to expand its borrowing capacity to $1.8 billion;

and used proceeds from these borrowings, as well as cash generated from our operations, to:

•	retire the entire $687 million principal amount outstanding of our 8¼% Senior Notes due 2019;

•	fund our Budget Licensee Acquisitions; and

•	repurchase approximately 5.7 million shares of our outstanding common stock.

During 2014, we also increased our borrowings under vehicle programs by $779 million to fund an increase in our assets under vehicle programs.
Cash Flows
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
The following table summarizes our cash flows:

	Year Ended December 31,
	2014	2013	Change
Cash provided by (used in):
Operating activities	$2,579	$2,253	$326
Investing activities	(2,807)	(2,234)	(573)
Financing activities	182	76	106
Effects of exchange rate changes	(23)	(8)	(15)
Net change in cash and cash equivalents	(69)	87	(156)
Cash and cash equivalents, beginning of period	693	606	87
Cash and cash equivalents, end of period	$624	$693	$(69)
The increase in cash provided by operating activities during 2014 compared with 2013 is principally due to an increase in revenues and our continued cost reduction efforts.
The increase in cash used in investing activities during 2014 compared with 2013 is primarily due to an increase in vehicle purchases and our Budget Licensee Acquisitions during 2014, partially offset by the acquisition of Zipcar in 2013.
The increase in cash provided by financing activities in 2014 compared with 2013 is primarily due to an increase in borrowings under vehicle programs to fund an increase in vehicle assets in 2014, partially offset by increased corporate borrowings to fund the purchase of Zipcar in 2013 and an increase in common stock repurchases in 2014.
We anticipate that our non-vehicle property and equipment additions will be approximately $200 million in 2015 and plan to refinance our remaining $223 million of 9¾% Senior Notes due 2020, which become callable in September. As of December 31, 2014, we had approximately $284 million of authorized share repurchase capacity, and we currently anticipate that we will utilize most or all of such capacity to repurchase common stock in 2015.

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
Debt and Financing Arrangements
At December 31, 2014, we had approximately $11.5 billion of indebtedness (including corporate indebtedness of approximately $3.4 billion and debt under vehicle programs of approximately $8.1 billion). We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.
Corporate indebtedness consisted of:

		As of December 31,
	Maturity Date	2014	2013	Change
3½% Convertible Notes (a)	October 2014	$—	$66	$(66)
4⅞% Senior Notes	November 2017	300	300	—
Floating Rate Senior Notes (b)	December 2017	248	247	1
8¼% Senior Notes	January 2019	—	691	(691)
Floating Rate Term Loan (c)	March 2019	980	989	(9)
9¾% Senior Notes	March 2020	223	223	—
6% Euro-denominated Senior Notes (d)	March 2021	561	344	217
5⅛% Senior Notes	June 2022	400	—	400
5½% Senior Notes	April 2023	674	500	174
		3,386	3,360	26
Other		34	34	—
Total		$3,420	$3,394	$26
__________

(a)	In October 2014, the 3½% Convertible Notes matured and were exchanged for approximately 4.0 million shares of the Company’s common stock.

(b)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 2.98% at December 31, 2014; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(c)
The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of December 31, 2014, the floating term rate loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

(d)
The change in balance of 6% Euro-denominated Senior Notes primarily represents the issuance of €200 million of additional notes (approximately $275 million, at issuance) offset by a reduction of $76 million due to currency exchange rate movements.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding:

	As of December 31,
	2014	2013	Change
North America – Debt due to Avis Budget Rental Car Funding (a)	$6,340	$5,656	$684
North America – Canadian borrowings (b)	489	400	89
International – Debt borrowings	690	731	(41)
International – Capital leases	314	289	25
Truck Rental – Debt borrowings	252	226	26
Other	31	35	(4)
Total	$8,116	$7,337	$779
__________

(a)	The increase reflects additional borrowings principally to fund an increase in the Company's fleet driven by increased volume and the acquisition of its Budget licensee for Southern California.

(b)	The increase includes additional borrowings to fund an increase in the Company’s fleet driven by the acquisition of its Budget licensee for Edmonton.
The following table provides the contractual maturities for our corporate debt and our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2014:

	Corporate Debt	Debt Under Vehicle Programs
Due in 2015	$28	$1,345
Due in 2016	17	2,328
Due in 2017	562	1,004
Due in 2018	12	1,629
Due in 2019	942	1,392
Thereafter	1,859	418
	$3,420	$8,116
At December 31, 2014, we had approximately $5.4 billion of available funding under our various financing arrangements (comprised of $1.0 billion of availability under our committed credit facilities and approximately $4.4 billion available for use in our vehicle programs). As of December 31, 2014, the committed non-vehicle-backed credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,800	$—	$783	$1,017
Other credit facilities (b)	12	1	—	11
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.50% to 5.69% as of December 31, 2014.

At December 31, 2014, the Company had various other uncommitted credit facilities available, which bear interest at rates of 0.39% to 2.50%, under which it had drawn approximately $9 million.
The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2014:

	Total Capacity(a)	Outstanding Borrowings	Available Capacity
North America – Debt due to Avis Budget Rental Car Funding (b)	$9,130	$6,340	$2,790
North America – Canadian borrowings (c)	796	489	307
International – Debt borrowings (d)	1,768	690	1,078
International – Capital Leases (e)	472	314	158
Truck Rental – Debt borrowings (f)	271	252	19
Other	31	31	—
Total	$12,468	$8,116	$4,352
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.0 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $659 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $298 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $339 million of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2014, can be found in Notes 12 and 13 to our Consolidated Financial Statements.

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
As discussed above, as of December 31, 2014, we have cash and cash equivalents of $624 million, available borrowing capacity under our committed credit facilities of $1.0 billion, and available capacity under our vehicle programs of approximately $4.4 billion.
Our liquidity position could be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets, generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Kia, Fiat, Toyota, Mercedes, Volvo and BMW, being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market (see Item 1A. Risk Factors for further discussion).
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior revolving credit facility and other borrowings including a maximum leverage ratio. As of December 31, 2014, we were in compliance with the financial covenants governing our indebtedness.

CONTRACTUAL OBLIGATIONS
The following table summarizes our principal future contractual obligations as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
Corporate debt	$28	$17	$562	$12	$942	$1,859	$3,420
Debt under vehicle programs	1,345	2,328	1,004	1,629	1,392	418	8,116
Debt interest	396	335	261	206	140	214	1,552
Operating leases (a)	500	350	266	203	144	628	2,091
Commitments to purchase vehicles (b)	6,743	—	—	—	—	—	6,743
Defined benefit pension plan contributions (c)	12	—	—	—	—	—	12
Other purchase commitments (d)	66	22	14	10	—	—	112
Contingent consideration (e)	22	—	—	—	—	—	22
Total (f)	$9,112	$3,052	$2,107	$2,060	$2,618	$3,119	$22,068
 __________

(a)	Operating lease obligations are presented net of sublease rentals to be received (see Note 14 to our Consolidated Financial Statements) and include commitments to enter into operating leases.

(b)
Represents commitments to purchase vehicles, the majority of which are from Ford, General Motors and Chrysler. These commitments are generally subject to the vehicle manufacturers satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is generally financed through borrowings under vehicle programs in addition to cash received upon the sale of vehicles, many of which were purchased under repurchase and guaranteed depreciation programs (see Note 14 to our Consolidated Financial Statements).

(c)
Represents the expected contributions to our defined benefit pension plans in 2015. The amount of future contributions to our defined benefit pension plans will depend on the rates of return generated from plan assets and other factors (see Note 17 to our Consolidated Financial Statements) and are not included above.

(d)	Primarily represents commitments under service contracts for information technology, telecommunications and marketing agreements with travel service companies.

(e)	Represents contingent consideration related to the acquisition of Apex in October 2012 (see Note 5 to our Consolidated Financial Statements).

(f)
Excludes income tax uncertainties of $45 million, $16 million of which is subject to indemnification by Realogy and Wyndham. We are unable to estimate the period in which these income tax uncertainties are expected to be settled.

For more information regarding guarantees and indemnifications, see Note 14 to our Consolidated Financial Statements.
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
Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2014, 2013 and 2012, there was no impairment of goodwill or other intangible assets. In the future, failure to achieve our business plans, a significant deterioration of the macroeconomic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets (such as the discount rate) could result in significantly different estimates of fair value that could trigger an impairment of the goodwill or intangible assets of our reporting units.
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
Public Liability, Property Damage and Other Insurance Liabilities. Insurance liabilities on our Consolidated Balance Sheets include supplemental liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which we are self-insured. We estimate the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which we are ultimately liable and changes in the cost per incident.
Adoption of New Accounting Pronouncements
During 2014, we adopted the following standard as a result of the issuance of a new accounting pronouncement:

•	Accounting Standards Update (“ASU”) 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligations Is Fixed at the Reporting Date”

On January 1, 2015, we adopted the following standard as a result of the issuance of a new accounting pronouncement:

•	ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which becomes effective on January 1, 2017. We are currently evaluating the effect of this accounting pronouncement.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which becomes effective on January 1, 2016. The adoption of this accounting pronouncement is not expected to have an impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which becomes effective on January 1, 2016. The adoption of this accounting pronouncement is not expected to have an impact on our financial statements.
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
Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses discussed below. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our borrowings and financial instruments, see Notes 12, 13 and 18 to our Consolidated Financial Statements.
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
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2014. With all other variables held constant, a hypothetical 10% change (increase or decrease)

in currency exchange rates would not have a material impact on our 2014 earnings. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Interest Rate Risk Management
Our primary interest rate exposure at December 31, 2014 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate exposures and derivatives as of December 31, 2014, we estimate that a 10% change in interest rates would not have a material impact on our 2014 earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of gasoline would not have a material impact on our earnings as of December 31, 2014.

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

(b)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting is effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avis Budget Group, Inc.
Parsippany, New Jersey

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 23, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the Company’s Annual Proxy Statement under the sections titled “Corporate Governance - Board of Directors,” “Corporate Governance - Functions and Meetings of the Board of Directors,” “Corporate Governance - Functions and Meetings of the Board of Directors - Codes of Conduct,” “Corporate Governance - Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference in response to this item.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in the Company’s Annual Proxy Statement under the section titled “Proposals To Be Voted On At Meeting-Proposal No. 2: Ratification of Appointment of Auditors” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ DAVID T. CALABRIA
David T. Calabria
Vice President and Chief Accounting Officer
Date:	February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. NELSON	Chairman of the Board, Chief Executive Officer and Director	February 23, 2015
(Ronald L. Nelson)

/s/ DAVID B. WYSHNER	Senior Executive Vice President and Chief Financial Officer	February 23, 2015
(David B. Wyshner)

/s/ DAVID T. CALABRIA	Vice President and Chief Accounting Officer	February 23, 2015
(David T. Calabria)

/s/ W. ALUN CATHCART	Director	February 23, 2015
(W. Alun Cathcart)

/s/ MARY C. CHOKSI	Director	February 23, 2015
(Mary C. Choksi)

/s/ LEONARD S. COLEMAN, JR.	Director	February 23, 2015
(Leonard S. Coleman, Jr.)

/s/ JEFFREY H. FOX	Director	February 23, 2015
(Jeffrey H. Fox)

/s/ JOHN D. HARDY, JR.	Director	February 23, 2015
(John D. Hardy, Jr.)

/s/ LYNN KROMINGA	Director	February 23, 2015
(Lynn Krominga)

/s/ EDUARDO G. MESTRE	Director	February 23, 2015
(Eduardo G. Mestre)

/s/ F. ROBERT SALERNO	Director	February 23, 2015
(F. Robert Salerno)

/s/ STENDER E. SWEENEY	Director	February 23, 2015
(Stender E. Sweeney)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avis Budget Group, Inc.
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 23, 2015

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Vehicle rental	$6,026	$5,707	$5,297
Other	2,459	2,230	2,060
Net revenues	8,485	7,937	7,357

Expenses
Operating	4,251	4,074	3,824
Vehicle depreciation and lease charges, net	1,996	1,811	1,471
Selling, general and administrative	1,080	1,019	925
Vehicle interest, net	282	264	297
Non-vehicle related depreciation and amortization	180	152	125
Interest expense related to corporate debt, net:
Interest expense	209	228	268
Early extinguishment of debt	56	147	75
Restructuring expense	26	61	38
Transaction-related costs, net	13	51	34
Impairment	—	33	—
Total expenses	8,093	7,840	7,057

Income before income taxes	392	97	300
Provision for income taxes	147	81	10

Net income	$245	$16	$290

Earnings per share
Basic	$2.32	$0.15	$2.72
Diluted	$2.22	$0.15	$2.42
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2014	2013	2012

Net income	$245	$16	$290

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $(30), $7 and $0, respectively	$(115)	$(27)	$34
Available-for-sale securities:
Net unrealized gains on available-for-sale securities, net of tax of $0, $0 and $0, respectively	—	—	2
Less: Realized losses on available-for-sale securities reclassified to earnings, net of tax of $0, $0 and $1, respectively	—	—	(2)
Cash flow hedges:
Net unrealized holding gains (losses), net of tax of $4, $1 and $1, respectively	(7)	1	(1)
Less: Cash flow hedges reclassified to earnings, net of tax of $(3), $0 and $(9), respectively	5	—	14
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $25, $(19) and $1, respectively	(24)	24	(23)
Less: Pension and post-retirement benefits reclassified to earnings, net of tax of $(1), $(6) and $(6), respectively	2	9	8
	(139)	7	32
Total comprehensive income	$106	$23	$322

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$624	$693
Receivables (net of allowance for doubtful accounts of $34 and $50)	599	619
Deferred income taxes	159	177
Other current assets	456	455
Total current assets	1,838	1,944

Property and equipment, net	638	614
Deferred income taxes	1,352	1,299
Goodwill	842	691
Other intangibles, net	886	923
Other non-current assets	355	361
Total assets exclusive of assets under vehicle programs	5,911	5,832

Assets under vehicle programs:
Program cash	119	116
Vehicles, net	10,215	9,582
Receivables from vehicle manufacturers and other	362	391
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	363
	11,058	10,452
Total assets	$16,969	$16,284

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,491	$1,479
Short-term debt and current portion of long-term debt	28	89
Total current liabilities	1,519	1,568

Long-term debt	3,392	3,305
Other non-current liabilities	766	847
Total liabilities exclusive of liabilities under vehicle programs	5,677	5,720

Liabilities under vehicle programs:
Debt	1,776	1,681
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,340	5,656
Deferred income taxes	2,267	2,177
Other	244	279
	10,627	9,793

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 million shares; issued 137,093,424 and 137,081,056 shares	1	1
Additional paid-in capital	7,212	7,893
Accumulated deficit	(2,115)	(2,360)
Accumulated other comprehensive income (loss)	(22)	117
Treasury stock, at cost—31,386,746 and 30,515,721 shares	(4,411)	(4,880)
Total stockholders’ equity	665	771
Total liabilities and stockholders’ equity	$16,969	$16,284
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$245	$16	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,840	1,678	1,438
Gain on sale of vehicles, net	(7)	(6)	(97)
Non-vehicle related depreciation and amortization	180	152	125
Deferred income taxes	65	37	128
Amortization of debt financing fees	41	41	57
Impairment	—	33	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(60)	(66)	(65)
Income taxes	37	(14)	(183)
Accounts payable and other current liabilities	(3)	(28)	(28)
Other, net	241	410	224
Net cash provided by operating activities	2,579	2,253	1,889

Investing activities
Property and equipment additions	(182)	(152)	(132)
Proceeds received on asset sales	21	22	21
Net assets acquired (net of cash acquired)	(416)	(537)	(69)
Other, net	(11)	2	(9)
Net cash used in investing activities exclusive of vehicle programs	(588)	(665)	(189)

Vehicle programs:
Increase in program cash	(10)	(79)	(13)
Investment in vehicles	(11,875)	(10,899)	(11,067)
Proceeds received on disposition of vehicles	9,666	9,409	9,196
	(2,219)	(1,569)	(1,884)
Net cash used in investing activities	(2,807)	(2,234)	(2,073)

Financing activities
Proceeds from long-term borrowings	871	2,972	1,152
Payments on long-term borrowings	(762)	(2,608)	(1,501)
Net change in short-term borrowings	5	(36)	10
Debt financing fees	(17)	(37)	(16)
Purchases of warrants	—	(78)	(29)
Proceeds from sale of call options	—	104	43
Repurchases of common stock	(297)	(48)	—
Other, net	—	3	1
Net cash (used in) provided by financing activities exclusive of vehicle programs	(200)	272	(340)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2014	2013	2012
Vehicle programs:
Proceeds from borrowings	14,373	12,953	12,108
Payments on borrowings	(13,963)	(13,115)	(11,490)
Debt financing fees	(28)	(34)	(28)
	382	(196)	590
Net cash provided by financing activities	182	76	250

Effect of changes in exchange rates on cash and cash equivalents	(23)	(8)	6

Net (decrease) increase in cash and cash equivalents	(69)	87	72
Cash and cash equivalents, beginning of period	693	606	534
Cash and cash equivalents, end of period	$624	$693	$606

Supplemental disclosure
Interest payments	$474	$457	$552
Income tax payments, net	$45	$58	$65

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2012	137.0	$1	$8,532	$(2,666)	$78	(31.6)	$(5,533)	$412

Comprehensive income:
Net income	—	—	—	290	—	—	—
Other comprehensive income	—	—	—	—	32	—	—

Total comprehensive income								322

Net activity related to restricted stock units	0.1	—	(202)	—	—	0.8	212	10
Exercise of stock options	—	—	(130)	—	—	0.8	130	—
Activity related to employee stock purchase plan	—	—	(2)	—	—	—	2	—
Repurchase of warrants	—	—	(29)	—	—	—	—	(29)
Sale of call options, net of tax of $(1)	—	—	42	—	—	—	—	42

Balance at December 31, 2012	137.1	$1	$8,211	$(2,376)	$110	(30.0)	$(5,189)	$757

Comprehensive income:
Net income	—	—	—	16	—	—	—
Other comprehensive income	—	—	—	—	7	—	—

Total comprehensive income								23

Net activity related to restricted stock units	—	—	(197)	—	—	0.4	207	10
Exercise of stock options	—	—	(155)	—	—	0.9	157	2
Realization of tax benefits for stock-based awards	—	—	3	—	—	—	—	3
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	2	1
Repurchase of warrants	—	—	(78)	—	—	—	—	(78)
Sale of call options, net of tax of $(1)	—	—	110	—	—	(0.2)	(7)	103
Repurchase of common stock	—	—	—	—	—	(1.6)	(50)	(50)

Balance at December 31, 2013	137.1	$1	$7,893	$(2,360)	$117	(30.5)	$(4,880)	$771

Comprehensive income:
Net income	—	—	—	245	—	—	—
Other comprehensive loss	—	—	—	—	(139)	—	—

Total comprehensive income								106

Net activity related to restricted stock units	—	—	(143)	—	—	0.7	153	10
Exercise of stock options	—	—	(20)	—	—	0.1	20	—
Realization of tax benefits for stock-based awards	—	—	12	—	—	—	—	12
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Issuance of common stock - conversion of convertible debt	—	—	(529)	—	—	4.0	595	66
Repurchase of common stock	—	—	—	—	—	(5.7)	(300)	(300)

Balance at December 31, 2014	137.1	$1	$7,212	$(2,115)	$(22)	(31.4)	$(4,411)	$665
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

In 2014, 2013 and 2012, the Company completed the business acquisitions discussed in Note 5 to these Consolidated Financial Statements. The operating results of the acquired businesses are included in the accompanying Consolidated Financial Statements from the dates of acquisition.
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
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and all entities in which it has a direct or indirect controlling financial interest and variable interest entities for which the Company has determined it is the primary beneficiary. Intercompany transactions have been eliminated in consolidation.
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
Vehicle rental and rental-related revenue is recognized over the period the vehicle is rented. Licensing revenue principally consists of royalties paid by the Company’s licensees and is recorded within other revenues as the licensees’ revenue is earned (over the rental period of a vehicle). The Company renews license agreements in the normal course of business and occasionally terminates, purchases or sells license agreements. In connection with ongoing fees that the Company receives from its licensees pursuant to license agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems. Revenue and expenses associated with gasoline, vehicle licensing and airport concessions are recorded on a gross basis within revenue and operating expenses. Membership fees related to the Company’s car sharing business are generally nonrefundable, are deferred and recognized ratably over the period of membership and are included in Accounts payable and other current liabilities in the Consolidated Balance Sheets.
Currency Translation
Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the prevailing monthly average rate of exchange. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income. The accumulated currency translation adjustment as of December 31, 2014 and 2013 was $51 million and $166 million, respectively. The Company has designated its 6% Euro-denominated Notes as a hedge of its net investment in Euro-denominated foreign operations and, accordingly, records the effective portion of gains or losses on this net investment hedge in accumulated other comprehensive income (loss) as part of currency translation adjustments.
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
The Company capitalizes the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $140 million and $108 million as of December 31, 2014 and 2013, respectively.

Goodwill and Other Intangible Assets
Goodwill represents the excess, if any, of the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree, if any, over the fair values of the identifiable net assets acquired. The Company does not amortize goodwill, but assesses it for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amounts of their respective reporting units exceed their fair values. The Company performs its annual impairment assessment in the fourth quarter of each year at the reporting unit level. The Company assesses goodwill for such impairment by comparing the carrying value of each reporting unit to its fair value using the present value of expected future cash flows. When appropriate, comparative market multiples and other factors are used to corroborate the discounted cash flow results.
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
The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. The Company periodically evaluates estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. Vehicle-related interest expense amounts are net of vehicle-related interest income of $10 million, $9 million and $8 million for 2014, 2013 and 2012, respectively.
Advertising Expenses
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on our Consolidated Statements of Operations, include radio, television, travel partner rewards programs, Internet advertising and other advertising and promotions and were approximately $112 million, $116 million and $127 million in 2014, 2013 and 2012, respectively.
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

All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings within the same line item as the hedged item. The effective portion of changes in fair value of a derivative that is designated as either a cash flow or net investment hedge, is recorded as a component of accumulated other comprehensive income (loss). The ineffective portion is recognized in earnings within the same line item as the hedged item, including vehicle interest, net or interest related to corporate debt, net. Amounts included in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged item affects earnings. Amounts related to our derivative instruments are recognized in the Consolidated Statements of Cash Flows consistent with the nature of the hedged item (principally operating activities).
Investments
Joint venture investments are typically accounted for under the equity method of accounting. Under this method, the Company records its proportional share of the joint venture’s net income or loss within operating expenses in the Consolidated Statements of Operations. The Company assesses equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge if the loss in value is deemed other than temporary. As of December 31, 2014, the Company had investments in several joint ventures with a carrying value of $46 million, recorded within other non-current assets on the Consolidated Balance Sheets.
Aggregate realized gains and losses on investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2014, the Company realized a gain of $7 million from the sale of equity investments. During 2013, the amount realized from the sale of certain equity investments was not material. During 2012, the Company realized a gain of $2 million from the sale of equity investments.
Self-Insurance Reserves
The Consolidated Balance Sheets include $397 million and $416 million of liabilities associated with retained risks of liability to third parties as of December 31, 2014 and 2013, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including but not limited to supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which the Company is ultimately liable and changes in the cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of approximately $67 million and $59 million as of December 31, 2014 and 2013, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those mentioned above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
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
Business Combinations
The Company uses the acquisition method of accounting for business combinations, which requires that the assets acquired and liabilities assumed be recorded at their respective fair values at the date of acquisition. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized if fair value can be reasonably estimated at the acquisition date. The excess, if any, of (i) the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree, over (ii) the fair values of the identifiable net assets acquired is recorded as goodwill. Gains and losses on the re-acquisition of license agreements are recorded in the Consolidated Statements of Operations within Transaction-related costs, net, upon completion of the respective acquisition. Costs incurred to effect a business combination are expensed as incurred, except for the cost to issue debt related to the acquisition.
Transaction-related Costs, net
Transaction-related costs, net are classified separately in the Consolidated Statements of Operations. These costs comprise expenses related to the integration of the acquiree’s operations with those of the Company, including costs associated with the implementation of incremental compliance-related programs, expenses for the implementation of best practices and process improvements, expenses related to acquisition-related activities such as due-diligence and other advisory costs, non-cash charges related to re-acquired rights and contingent consideration related to acquisitions.
Currency Transactions
Currency gains and losses resulting from foreign currency transactions are generally included in operating expenses within the Consolidated Statement of Operations; however the net gain or loss of currency transactions on intercompany loans and the unrealized gain or loss on intercompany loan hedges are included within interest expense related to corporate debt, net. During the years ended December 31, 2014, 2013 and 2012, the Company recorded losses of $9 million, $11 million and $17 million, respectively, on such items.

Adoption of New Accounting Standards During 2014

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

Recently Issued Accounting Pronouncements

On January 1, 2015, as a result of the issuance of a new accounting pronouncement, the Company adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The adoption of this accounting pronouncement did not have an impact on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. ASU 2014-09 becomes effective for the Company on January 1, 2017. The Company is currently evaluating the effect of this accounting pronouncement.

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

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2014	2013	2012
Net income for basic EPS	$245	$16	$290
Convertible debt interest, net of tax	1	—	4
Net income for diluted EPS	$246	$16	$294

Basic weighted average shares outstanding	105.4	107.6	106.6
Options, warrants and non-vested stock	2.1	3.8	2.5
Convertible debt	3.1	—	12.5
Diluted weighted average shares outstanding	110.6	111.4	121.6

Earnings per share:
Basic	$2.32	$0.15	$2.72
Diluted	$2.22	$0.15	$2.42
The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2014	2013	2012
Options (a)	—	—	0.2
Warrants (b)	—	—	7.9
Shares underlying convertible debt	—	4.0	—
__________

(a)	The weighted average exercise price for anti-dilutive options for 2012 was $17.12.

(b)	Represents all outstanding warrants for 2012. The exercise price for the warrants was $22.50.

4.	Restructuring
During fourth quarter 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (the “T15 restructuring”). As part of this process, the Company formally communicated the termination of employment to approximately 75 employees and terminated approximately 65 of the employees during 2014. These expenses primarily represent costs associated with severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. As of December 31, 2014, the Company recorded restructuring expense of $5 million related to this initiative and expects to incur further restructuring expense, principally personnel related costs, of approximately $10 million.

During fourth quarter 2012, the Company initiated a strategic restructuring initiative to better position the business of its Truck Rental segment, in which it closed certain rental locations and decreased the size of the rental fleet, with the intent to increase fleet utilization and reduce costs (the “Truck Rental restructuring”). During the year ended December 31, 2014, the Company did not record restructuring expense related to this initiative, which is substantially complete.
In 2011, subsequent to the acquisition of Avis Europe plc, the Company initiated restructuring initiatives, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes (the “Avis Europe restructuring”). During the years ended December 31, 2014, 2013 and 2012, as part of this process, the Company formally communicated the termination of employment to approximately 230, 580 and 550 employees, respectively. During 2014, 2013 and 2012, the Company recorded restructuring expenses in connection with this initiative of $21 million, $40 million and $37 million, respectively, the majority of which have been or are expected to be settled in cash. These expenses primarily represent costs associated with severance, outplacement services and other costs associated with employee terminations. During 2014, the Company terminated approximately 210 of the affected employees, and this initiative is substantially complete.
The following tables summarize the change to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2012	$1	$1	$—	$2
Avis Europe restructuring expense	37	—	—	37
Truck Rental restructuring expense	—	—	1	1
Avis Europe restructuring payment	(26)	—	—	(26)
Truck Rental payment/utilization	—	—	(1)	(1)
Balance as of December 31, 2012	12	1	—	13
Avis Europe restructuring expense	34	6	—	40
Truck Rental restructuring expense	—	—	21	21
Avis Europe restructuring payment	(29)	(2)	—	(31)
Truck Rental payment/utilization	—	—	(21)	(21)
Balance as of December 31, 2013	17	5	—	22
Avis Europe restructuring expense	20	1	—	21
T15 restructuring expense	5	—	—	5
Avis Europe restructuring payment	(27)	(3)	—	(30)
T15 restructuring payment	(1)	—	—	(1)
Balance as of December 31, 2014	$14	$3	$—	$17
__________

(a)	Includes expenses related to the disposition of vehicles.

	North America	International	Truck Rental	Total
Balance as of January 1, 2012	$1	$1	$—	$2
Avis Europe restructuring expense	1	36	—	37
Truck Rental restructuring expense	—	—	1	1
Avis Europe restructuring payment	(1)	(25)	—	(26)
Truck Rental payment/utilization	—	—	(1)	(1)
Balance as of December 31, 2012	1	12	—	13
Avis Europe restructuring expense	7	33	—	40
Truck Rental restructuring expense	—	—	21	21
Avis Europe restructuring payment	(7)	(24)	—	(31)
Truck Rental payment/utilization	—	—	(21)	(21)
Balance as of December 31, 2013	1	21	—	22
Avis Europe restructuring expense	4	17	—	21
T15 restructuring expense	4	1	—	5
Avis Europe restructuring payment	(4)	(26)	—	(30)
T15 restructuring payment	(1)	—	—	(1)
Balance as of December 31, 2014	$4	$13	$—	$17

5.	Acquisitions

2014

Budget Licensees

During 2014, the Company completed the acquisition of its Budget licensees for Edmonton, Canada; Southern California and Las Vegas, and reacquired the right to operate the Budget brand in Portugal, for approximately $263 million, plus $132 million for acquired fleet. These investments will enable the Company to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing vehicle financing arrangements. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s North America reportable segment for Edmonton, Southern California and Las Vegas and to the Company’s International reportable segment for Portugal. Goodwill is expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change. In connection with these acquisitions, approximately $58 million was recorded in identifiable intangible assets (consisting of $10 million related to customer relationships and $48 million related to the license agreements) and $192 million was recorded in goodwill. The customer relationships will be amortized over a weighted average useful life of approximately 12 years and the license agreements will be amortized over a weighted average useful life of approximately 3 years. In addition, the Company recorded a non-cash gain of approximately $20 million within transaction-related costs, net in connection with license rights reacquired by the Company.

2013

Brazilian Licensee

In August 2013, the Company acquired a 50% ownership stake in its Brazilian licensee for $53 million. Approximately $47 million of the total consideration was paid in 2013 and the remaining consideration of $6 million was paid in 2014. The Company’s investment significantly increased its presence in the Brazilian car rental market.

The Company’s investment in its Brazilian licensee was recorded as an equity investment within other non-current assets, and the Company’s share of the Brazilian licensee’s operating results is reported within operating expenses. In conjunction with the acquisition, the Company agreed to the payment of contingent consideration of up to $13 million based on the Brazilian licensee’s future financial performance. The fair value of the contingent consideration was estimated by utilizing a Monte Carlo simulation technique, based on a range of possible future results, and no value was attributed to the contingent consideration at the acquisition date or at December 31, 2014. The Company’s investment, which is recorded in its International reportable segment, totaled approximately $12 million at December 31, 2014, net of an impairment charge of $33 million ($33 million, net of tax). The impairment charge was recorded at the time of the investment based on a combination of observable and unobservable fair value inputs (Level 3), specifically a combination of the Income approach-discounted cash flow method and the Market approach-public company market multiple method.

Payless Car Rental

In July 2013, the Company completed the acquisition of Payless for $46 million, net of acquired cash. The acquisition provides the Company with a position in the deep-value segment of the car rental industry. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s North America reportable segment. The goodwill is not deductible for tax purposes. In connection with this acquisition, $23 million was recorded in identifiable intangible assets (consisting of $16 million related to trademarks and $7 million related to license agreements) and $27 million was recorded in goodwill. The trademark assets are indefinite-lived and the license agreements will be amortized over an estimated life of 15 years.

Zipcar

In March 2013, the Company completed the acquisition of the entire issued share capital of Zipcar, a leading car sharing company, for $473 million, net of acquired cash. The acquisition increased the Company’s growth potential and its ability to better serve a greater variety of customer transportation needs. The excess of the purchase price over fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s North America reportable segment and is not deductible for tax purposes. In connection with this acquisition, $188 million was recorded in identifiable intangible assets (consisting of $112 million related to trademarks and $76 million related to customer relationships) and $269 million was recorded in goodwill. The trademark assets are indefinite-lived and the customer relationship intangibles will be amortized over an estimated life of 8 years.

2012

Apex Car Rentals
In October 2012, the Company completed the acquisition of the assets of Apex, a leading deep-value car rental company in New Zealand and Australia. In conjunction with the acquisition, the Company paid $63 million in cash (including the acquisition of fleet) and agreed to the payment of contingent consideration with an estimated acquisition date fair value of $9 million. In connection with this acquisition, $21 million was recorded in trademarks and $16 million was recorded in goodwill, which were allocated to the Company’s International reportable segment. The goodwill is not deductible for tax purposes. The contingent consideration consists of a maximum of $26 million in additional payments that are contingent on the future financial performance of Apex. The fair value of the contingent consideration at the acquisition date, and at December 31, 2014, was estimated by utilizing a Monte Carlo simulation technique, based on a range of possible future results (Level 3). Any changes in contingent consideration are recorded in transaction-related costs, net. During 2014, the Company recorded approximately $10 million in transaction-related costs, net to increase the fair value of contingent consideration. The amount recognized for contingent consideration was $22 million and $12 million at December 31, 2014 and 2013, respectively.

6.	Intangible Assets
Intangible assets consisted of:

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$259	$59	$200	$272	$52	$220
Customer relationships (b)	167	50	117	166	35	131
Other (c)	8	3	5	2	1	1
	$434	$112	$322	$440	$88	$352

Unamortized Intangible Assets
Goodwill (d)	$842			$691
Trademarks	$564			$571
_________

(a)	Primarily amortized over a period ranging from 3 to 40 years with a weighted average life of 21 years.

(b)	Primarily amortized over a period ranging from 2 to 20 years with a weighted average life of 11 years.

(c)	Primarily amortized over a period ranging from 3 to 27 years with a weighted average life of 9 years.

(d)	The increase primarily relates to the acquisitions of Budget licensees, partially offset by a currency translation loss of $52 million.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2014	2013	2012
Customer relationships	$18	$15	$8
License agreements	16	12	13
Other	2	—	—
Total	$36	$27	$21
Based on the Company’s amortizable intangible assets at December 31, 2014, the Company expects related amortization expense of approximately $45 million for 2015, $43 million for 2016, $38 million for 2017, $27 million for 2018 and $26 million for 2019, excluding effects of currency exchange rates.
The carrying amounts of goodwill and related changes are as follows:

	North America	International	Truck Rental	Total Company
Gross goodwill as of January 1, 2013	$1,360	$890	$243	$2,493
Accumulated impairment losses as of January 1, 2013	(1,355)	(535)	(228)	(2,118)
Goodwill as of January 1, 2013	5	355	15	375
Acquisitions	296	4	—	300
Currency translation adjustments and other	—	16	—	16
Goodwill as of December 31, 2013	$301	$375	$15	$691
Acquisitions	190	13	—	203
Currency translation adjustments and other	(28)	(24)	—	(52)
Goodwill as of December 31, 2014	$463	$364	$15	$842

7.	Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2014	2013
Rental vehicles	$11,006	$10,234
Less: Accumulated depreciation	(1,465)	(1,411)
	9,541	8,823
Vehicles held for sale	674	759
Vehicles, net	$10,215	$9,582
The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2014	2013	2012
Depreciation expense	$1,840	$1,678	$1,438
Lease charges	163	139	130
Gain on sale of vehicles, net	(7)	(6)	(97)
Vehicle depreciation and lease charges, net	$1,996	$1,811	$1,471

For the years ended December 31, 2014, 2013 and 2012, the Company had purchases of vehicles included in liabilities under vehicle programs - other of $222 million, $260 million and $284 million, respectively, and sales of vehicles included in assets under vehicle programs - receivables from vehicle manufactures and other of $352 million, $378 million and $439 million, respectively.

8.	Income Taxes
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current
Federal	$(1)	$(4)	$(109)
State	4	12	(16)
Foreign	79	36	7
Current income tax provision (benefit)	82	44	(118)

Deferred
Federal	89	28	93
State	2	8	20
Foreign	(26)	1	15
Deferred income tax provision	65	37	128
Provision for income taxes	$147	$81	$10
Pretax income for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2014	2013	2012
United States (a)	$248	$4	$233
Foreign	144	93	67
Pretax income	$392	$97	$300
__________

(a)	For the years ended December 31, 2014, 2013 and 2012, includes corporate debt extinguishment costs of $56 million, $147 million and $75 million, respectively.

Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2014	2013
Current deferred income tax assets:
Accrued liabilities and deferred revenue	$188	$209
Provision for doubtful accounts	7	12
Acquisition and integration-related liabilities	6	10
Unrealized hedge loss	1	—
Convertible note hedge	—	1
Valuation allowance (a)	(22)	(28)
Current deferred income tax assets	180	204

Current deferred income tax liabilities:
Accrued liabilities and deferred revenue	—	5
Prepaid expenses	21	22
Current deferred income tax liabilities	21	27
Current deferred income tax assets, net	$159	$177

Non-current deferred income tax assets:
Net tax loss carryforwards	$1,483	$1,431
Accrued liabilities and deferred revenue	109	137
Depreciation and amortization	23	15
Tax credits	75	75
Acquisition and integration-related liabilities	2	16
Other	57	46
Valuation allowance (a)	(297)	(319)
Non-current deferred income tax assets	1,452	1,401

Non-current deferred income tax liabilities:
Depreciation and amortization	96	101
Other	4	1
Non-current deferred income tax liabilities	100	102
Non-current deferred income tax assets, net	$1,352	$1,299
__________

(a)
The valuation allowance of $319 million at December 31, 2014 relates to tax loss carryforwards, foreign tax credits and certain deferred tax assets of $249 million, $46 million and $24 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. The valuation allowance of $347 million at December 31, 2013 relates to tax loss carryforwards, foreign tax credits and certain deferred tax assets of $279 million, $46 million and $22 million, respectively.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2014	2013
Deferred income tax assets:
Depreciation and amortization	$54	$51
	54	51
Deferred income tax liabilities:
Depreciation and amortization	2,321	2,228
	2,321	2,228
Deferred income tax liabilities under vehicle programs, net	$2,267	$2,177
At December 31, 2014, the Company had U.S. federal net operating loss carryforwards of approximately $3.5 billion, most of which expire in 2031. Such net operating loss carryforwards are primarily related to accelerated depreciation of the Company’s U.S. vehicles. Currently, the Company does not record valuation allowances on the majority of its U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2014, the Company had foreign net operating loss carryforwards of approximately $459 million with an indefinite utilization period. No provision has been made for U.S. federal deferred income taxes on approximately $853 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2014, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.
The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	3.3	4.1	4.9
Changes in valuation allowances (a)	(3.0)	15.5	0.9
Taxes on foreign operations at rates different than statutory U.S. federal rates	1.4	5.9	—
Resolution of prior years’ examination issues	—	—	(42.5)
Non-deductible debt extinguishment costs	—	18.8	4.7
Non-deductible transaction-related costs	—	3.2	0.3
Other non-deductible expenses	0.9	2.3	0.6
Other	(0.1)	(1.3)	(0.6)
	37.5%	83.5%	3.3%
__________

(a)	For the year ended December 31, 2013, includes 13.1% related to our impairment expense.

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2014	2013	2012
Balance at January 1	$63	$54	$186
Additions for tax positions related to current year	5	4	4
Additions for tax positions for prior years	5	9	5
Reductions for tax positions for prior years	(8)	—	(140)
Settlements	(2)	—	(1)
Statute of limitations	—	(4)	—
Balance at December 31	$63	$63	$54
In 2012, the Company recorded a reduction in its unrecognized tax benefits primarily due to an effective settlement of $128 million for pre-2007 taxes. The Company does not anticipate that total unrecognized tax benefits will change significantly in 2015.
Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2014, 2013 and 2012, if recognized, would affect the Company’s provision for, or benefit from, income taxes. As of December 31, 2014, the Company’s unrecognized tax benefits were offset by tax loss carryforwards in the amount of $18 million.
The following table presents unrecognized tax benefits:

	As of December 31,
	2014	2013
Unrecognized tax benefit in non-current income taxes payable (a)	$45	$44
Accrued interest payable on potential tax liabilities (b)	30	28
__________

(a)
Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, the Company is entitled to indemnification for certain pre-disposition tax contingencies. As of December 31, 2014 and 2013, $16 million and $15 million, respectively, of unrecognized tax benefits are related to tax contingencies for which the Company believes it is entitled to indemnification.

(b)
The Company recognizes potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the twelve months ended December 31, 2014, 2013 and 2012, were not significant and were recognized as a component of income taxes.

9.	Other Current Assets
Other current assets consisted of:

	As of December 31,
	2014	2013
Prepaid expenses	$192	$187
Sales and use taxes	125	132
Other	139	136
Other current assets	$456	$455

10.	Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2014	2013
Land	$51	$56
Buildings and leasehold improvements	565	549
Capitalized software	485	494
Furniture, fixtures and equipment	392	374
Projects in process	82	64
Buses and support vehicles	78	74
	1,653	1,611
Less: Accumulated depreciation and amortization	(1,015)	(997)
Property and equipment, net	$638	$614
Depreciation and amortization expense relating to property and equipment during 2014, 2013 and 2012 was $144 million, $124 million and $104 million, respectively (including $46 million, $36 million and $30 million, respectively, of amortization expense relating to capitalized software).

11.	Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2014	2013
Accounts payable	$328	$344
Accrued payroll and related	229	210
Accrued sales and use taxes	194	193
Public liability and property damage insurance liabilities – current	121	136
Deferred revenue – current	89	87
Other	530	509
Accounts payable and other current liabilities	$1,491	$1,479

12.	Long-term Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2014	2013
3½% Convertible Notes	October 2014	—	66
4⅞% Senior Notes	November 2017	300	300
Floating Rate Senior Notes	December 2017	248	247
8¼% Senior Notes	January 2019	—	691
Floating Rate Term Loan (a)	March 2019	980	989
9¾% Senior Notes	March 2020	223	223
6% Euro-denominated Senior Notes	March 2021	561	344
5⅛% Senior Notes	June 2022	400	—
5½% Senior Notes	April 2023	674	500
		3,386	3,360
Other		34	34
Total		3,420	3,394
Less: Short-term debt and current portion of long-term debt		28	89
Long-term debt		$3,392	$3,305
__________

(a)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

Convertible Notes
3½% Convertible Senior Notes. The Company’s 3½% Convertible Senior Notes due October 2014 (the “Convertible Notes”) were issued in October 2009 at par value, for aggregate proceeds of $345 million. The Convertible Notes were senior unsecured obligations of the Company. Concurrently with the issuance of the Convertible Notes, the Company purchased a convertible note hedge and entered into a warrant transaction, which effectively increased the conversion price of the Convertible Notes, from the Company’s perspective, to $22.50 per share. The convertible note hedge was intended to reduce the net number of shares required to be issued upon conversion of the Convertible Notes.
The Company repurchased most of the Convertible Notes over time, including the repurchase of $62 million of Convertible Notes at a cost of $115 million in 2013. In conjunction with the repurchase of the Convertible Notes, the Company repurchased warrants and sold convertible note hedges corresponding to the repurchased Convertible Notes. In December 2013, the Company unwound the remaining outstanding convertible note hedge and warrants.
In October 2014, the remaining $66 million Convertible Notes converted into approximately 4.0 million shares of the Company’s common stock at the initial conversion rate of 61.5385 shares of common stock per $1,000 principal amount. See Note 15—Stockholders’ Equity for further details.
Term Loan
Floating Rate Term Loan due 2019. The Company issued $500 million and $200 million of Floating Rate Term Loan in March and October 2012, respectively, under the Company’s senior credit facility. The Company used the proceeds of the loan to repay approximately $420 million of term loan borrowings due 2014 and 2018 and $75 million of its senior notes due 2014.
During 2013, the Company amended its senior credit facility to issue, in aggregate, an additional $300 million of term loan due 2019. A portion of the proceeds was used to partially fund the acquisition of Zipcar. The term loan has a committed aggregate principal amount of $1 billion and bears interest at the greater of three-month LIBOR or 0.75% plus 225 basis points, for an aggregate rate of 3.00% at December 31, 2014; however, the Company has entered into an interest rate swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

Senior Notes
4⅞% Senior Notes due 2017. In November 2012, the Company issued its 4⅞% Senior Notes at par, for aggregate proceeds of $300 million with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after May 15, 2015, at specified prices, plus accrued interest through the redemption date.
Floating Rate Senior Notes due 2017. In November 2013, the Company issued its Floating Rate Senior Notes at 98.75% of their face value for aggregate proceeds of $247 million. The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 2.98% at December 31, 2014; however, the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.
8¼% Senior Notes due 2019. In April 2014, the Company redeemed $292 million of outstanding principal for $316 million plus accrued interest and in June 2014, the Company redeemed the remaining outstanding principal of $395 million for $421 million plus accrued interest.
9¾% Senior Notes due 2020. In October 2011, the Company issued 9¾% Senior Notes at par, for aggregate proceeds of $250 million with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after September 15, 2015, at specified prices, plus accrued interest through the redemption date. In April 2013, the Company purchased approximately $27 million of the aggregate principal amount.

6% Euro-denominated Senior Notes. In March 2013, the Company issued €250 million (approximately $325 million, at issuance) of 6% Euro-denominated Senior Notes due March 2021, at par, with interest payable semi-annually. The notes are unsecured obligations of the Company’s Avis Budget Finance plc subsidiary, are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries and rank equally with all of the Company’s existing senior unsecured debt. The Company has the right to redeem these notes in whole or in part on or after April 1, 2016 at specified redemption prices plus accrued interest. The Company used the proceeds from the issuance to partially fund the acquisition of Zipcar.

In March 2014, the Company issued €200 million (approximately $275 million, at issuance) of additional 6% Euro-denominated Senior Notes due 2021. These notes were sold at 106.75% of their face value with interest payable semi-annually, for aggregate proceeds of approximately $295 million, with a yield to maturity of 4.85%. In April 2014, the Company used the proceeds to repurchase $292 million principal amount of its 8¼% Senior Notes.

5⅛% Senior Notes due 2022. In May 2014, the Company issued $400 million of 5⅛% Senior Notes due 2022 at par. In June 2014, the Company used the proceeds to repurchase the remaining $395 million principal amount of its 8¼% Senior Notes. The notes were issued at par, with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after June 1, 2017 at specified redemption prices plus accrued interest.

5½% Senior Notes due 2023. In April 2013, the Company completed an offering of $500 million of 5½% Senior Notes due April 2023. The notes were issued at par, with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part on or after April 1, 2018 at specified redemption prices plus accrued interest. The Company used the proceeds to retire higher-cost debt.

In November 2014, the Company issued $175 million of additional 5½% Senior Notes due 2023 at 99.625% of their face value, with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part on or after April 1, 2018 at specified redemption prices plus accrued interest. The Company used the proceeds from the issuance to partially fund the acquisition of its Budget licensee for Southern California and Las Vegas.
The Floating Rate Senior Notes, the 4⅞% Senior Notes, the 9¾% Senior Notes, the 5⅛% Senior Notes and the 5½% Senior Notes, in each case as described above, are senior unsecured obligations of the Company’s Avis Budget Car Rental, LLC (“ABCR”) subsidiary, are guaranteed by the Company and certain of its domestic subsidiaries and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness.

In connection with the debt amendments and repayments for the years ended December 31, 2014, 2013 and 2012 the Company recorded $56 million, $147 million and $75 million in early extinguishment of debt costs, respectively.
DEBT MATURITIES
The following table provides contractual maturities of the Company’s corporate debt at December 31, 2014:

Year	Amount
2015	$28
2016	17
2017	562
2018	12
2019	942
Thereafter	1,859
$3,420

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS
At December 31, 2014, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,800	$—	$783	$1,017
Other facilities (b)	12	1	—	11
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 4.50% to 5.69% as of December 31, 2014.
During 2013, the Company extended the maturity of the senior revolving credit facility from 2016 to 2018, expanded its borrowing capacity under the facility, and reduced its borrowing spread under the facility by 75 basis points. During 2014, the Company amended its senior revolving credit facility to increase the amount of its borrowing capacity from $1.65 billion to $1.8 billion.
At December 31, 2014 and 2013, the Company had various uncommitted credit facilities available, which bear interest at rates of 0.39% to 2.50%, under which it had drawn approximately $9 million and $4 million, respectively.
DEBT COVENANTS
The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of December 31, 2014, the Company was in compliance with the financial covenants governing its indebtedness.

13.	Debt under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2014	2013
North America – Debt due to Avis Budget Rental Car Funding (a)	$6,340	$5,656
North America – Canadian borrowings (b)	489	400
International – Debt borrowings	690	731
International – Capital leases	314	289
Truck Rental – Debt borrowings	252	226
Other	31	35
Total	$8,116	$7,337
__________

(a)	The increase reflects additional borrowings principally to fund an increase in the Company's fleet driven by increased volume and the acquisition of its Budget licensee for Southern California.

(b)	The increase includes additional borrowings to fund an increase in the Company’s fleet driven by the acquisition of its Budget licensee for Edmonton.

North America

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, the Company pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Balance Sheets. The Company also has an asset within Assets under vehicle programs on its Consolidated Balance Sheets which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2014, approximate $8.0 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within assets under vehicle programs (excluding the investment in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.
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
During February 2014, Avis Budget Rental Car Funding issued approximately $675 million in five year-asset backed notes. During July 2014, Avis Budget Rental Car Funding issued approximately $500 million in asset-backed notes with an expected final payment date of February 2020. The Company used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 3% as of December 31, 2014 and 2013.
Canadian borrowings. The Company finances the acquisition of vehicles used in its Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. The Canadian borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 3% as of December 31, 2014 and 2013.

International
Debt borrowings. In March 2013, the Company entered into a three-year, €500 million (approximately $687 million) European rental fleet securitization program, which matures in 2016 and is used to finance fleet purchases for certain of the Company’s European operations. During 2014, the Company increased its capacity under this program by €290 million (approximately $370 million). The Company finances the acquisition of vehicles used in its International rental car operations through this European and other consolidated, bankruptcy remote special-purpose entities, which issue privately placed notes to banks and bank-sponsored conduits. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 3% and 4% as of December 31, 2014 and 2013, respectively.
Capital leases. The Company obtained a portion of its International vehicles under capital lease arrangements. For the year ended December 31, 2014 and 2013, the weighted average interest rate on these borrowings was 2%. All capital leases are on a fixed repayment basis and interest rates are fixed at the contract date.

Truck Rental
Debt borrowings. The Budget Truck funding program consists of debt facilities, including capital leases, established by the Company to finance the acquisition of the Budget Truck rental fleet. The borrowings under the Budget Truck funding program are primarily fixed rate notes with a weighted average interest rate of 3% as of December 31, 2014 and 2013.
DEBT MATURITIES
The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2014:

Debt Under Vehicle Programs
2015 (a)	$1,345
2016	2,328
2017	1,004
2018	1,629
2019	1,392
Thereafter	418
$8,116
__________

(a)	Vehicle-backed debt maturing within one year primarily represents term asset-backed securities.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS
The following table presents available funding under the Company’s debt arrangements related to its vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2014:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
North America – Debt due to Avis Budget Rental Car Funding (b)	$9,130	$6,340	$2,790
North America – Canadian borrowings (c)	796	489	307
International – Debt borrowings (d)	1,768	690	1,078
International – Capital leases (e)	472	314	158
Truck Rental – Debt borrowings (f)	271	252	19
Other	31	31	—
Total	$12,468	$8,116	$4,352
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.0 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $659 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $298 million of underlying vehicles and related assets.

(f)	The outstanding debt is collateralized by $339 million of underlying vehicles and related assets.

DEBT COVENANTS
The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2014, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

14.	Commitments and Contingencies
Lease Commitments
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Many of the Company’s operating leases for facilities contain renewal options. These renewal options vary, but the majority include clauses for various term lengths and prevailing market rate rents.
Future minimum lease payments required under noncancelable operating leases, including minimum concession fees charged by airport authorities, which in many locations are recoverable from vehicle rental customers, as of December 31, 2014, are as follows:

Amount
2015	$469
2016	350
2017	266
2018	203
2019	144
Thereafter	628
$2,060
The future minimum lease payments in the above table have been reduced by minimum future sublease rental inflows in the aggregate of $4 million for all periods shown in the table.

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

	2014	2013	2012
Rent expense (including minimum concession fees)	$639	$622	$600
Contingent concession expense	193	173	155
	832	795	755
Less: sublease rental income	(6)	(5)	(5)
Total	$826	$790	$750
Commitments under capital leases, other than those within the Company’s vehicle rental programs, for which the future minimum lease payments have been reflected in Note 13—Debt Under Vehicle Programs and Borrowing Arrangements, are not significant.
The Company leases a portion of its vehicles under operating leases, which extend through 2018. As of December 31, 2014, the Company has guaranteed up to $100 million of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.
Contingencies

The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including contract and licensee disputes, wage-and-hour claims, competition matters, employment matters, insurance claims, intellectual property claims and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The potential exposure resulting from adverse outcomes of such legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, range up to approximately $20 million in excess of amounts accrued as of December 31, 2014. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.
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
Commitments to Purchase Vehicles
The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $6.7 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Other Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising, computer services and capital expenditures. As of December 31, 2014, the Company had approximately $112 million of purchase obligations, which extend through 2018.
Concentrations
Concentrations of credit risk at December 31, 2014, include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Kia, Fiat, Toyota, Mercedes, Volvo and BMW, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $60 million and $36 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.
Asset Retirement Obligations
The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gasoline storage tanks at its rental facilities. Liabilities accrued for asset retirement obligations were $25 million at December 31, 2014 and 2013.
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
Other Guarantees
The Company has provided certain guarantees to, or for the benefit of, subsidiaries of Realogy, Wyndham and Travelport, which, as previously discussed, were sold or spun-off in 2006. These guarantees relate primarily to various real estate operating leases. The maximum potential amount of future payments that the Company may be required to make under the guarantees relating to these leases is estimated to be approximately $33 million, the majority of which expire by the end of 2016. At December 31, 2014, the liability recorded by the Company in connection with these guarantees was approximately $1 million. To the extent that the Company would be required to perform under any of these guarantees, the Company is entitled to indemnification by Realogy and Wyndham, as applicable. The Company monitors the credit ratings and other relevant information for Realogy and Wyndham, in order to assess the status of the payment/performance risk of these guarantees.

15.	Stockholders’ Equity
Cash Dividend Payments
During 2014, 2013 and 2012, the Company did not declare or pay any cash dividends. The Company’s ability to pay dividends to holders of its common stock is limited by the Company’s senior credit facility, the indentures governing its senior notes and its vehicle financing programs.
Share Repurchases
The Company obtained Board approval to repurchase up to $635 million of its common stock under a plan originally approved in August 2013 and subsequently expanded in April and October 2014. During 2014, the Company repurchased approximately 5.7 million shares of common stock at a cost of approximately $300 million under the program. During 2013, the Company repurchased approximately 1.6 million shares of common stock at a cost of approximately $50 million under the program. The Company did not repurchase any of its common stock during 2012.
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
In October 2014, the $66 million of outstanding Convertible Notes converted into approximately 4.0 million shares of the Company’s common stock at the initial conversion rate of 61.5385 shares of common stock per $1,000 principal amount.
During 2013, along with the Company’s repurchase of a portion of its 3½% Convertible Notes, the Company repurchased warrants for the purchase of the Company’s common stock for $37 million and sold an equal portion of its convertible note hedge for $50 million, reducing the number of shares related to each of the hedge and warrant by approximately 13 million. In addition, the Company unwound the remaining outstanding convertible note hedge and warrants; and repurchased warrants for the purchase of the Company’s common stock for $41 million, and settled its convertible note hedge for proceeds of $54 million and 179,000 shares of the Company’s common stock valued at $7 million.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2012	$159	$(13)	$2	$(70)	$78
Other comprehensive income (loss) before reclassifications	34	(1)	2	(23)	12
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	(2)	8	20
Net current-period other comprehensive income (loss)	34	13	—	(15)	32
Balance, December 31, 2012	193	—	2	(85)	110
Other comprehensive income (loss) before reclassifications	(27)	1	—	24	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	9	9
Net current-period other comprehensive income (loss)	(27)	1	—	33	7
Balance, December 31, 2013	166	1	2	(52)	117
Other comprehensive income (loss) before reclassifications	(115)	(7)	—	(24)	(146)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	—	2	7
Net current-period other comprehensive income (loss)	(115)	(2)	—	(22)	(139)
Balance, December 31, 2014	$51	$(1)	$2	$(74)	$(22)
 __________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $35 million gain, net of tax, related to the Company’s hedge of its net investment in Euro-denominated foreign operations (See Note 18—Financial Instruments).

(a)	For the year ended December 31, 2014, amounts reclassified from accumulated other comprehensive income (loss) into interest expense were $8 million ($5 million, net of tax).

(b)
For the year ended December 31, 2014 and 2013, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses and operating expenses were $3 million ($2 million, net of tax) and $15 million ($9 million, net of tax), respectively.

16.	Stock-Based Compensation

The Company’s Amended and Restated Equity and Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for the Company and its subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 18.5 million, with approximately 5.4 million shares available as of December 31, 2014. The Company typically settles stock-based awards with treasury shares.
Time-based awards generally vest ratably over a three-year period following the date of grant, and performance- or market-based awards generally vest three years following the date of grant based on the attainment of performance- or market-based goals, all of which are subject to a service condition.
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

Stock Unit Awards
Stock unit awards entitle the holder to receive shares of common stock upon vesting on a one-to-one basis. Performance-based RSUs principally vest based upon the level of performance attained, but vesting can increase by up to 20% if certain relative total shareholder return goals are achieved. Market-based RSUs generally vest based on the level of total shareholder return or absolute stock price attainment.
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

	2014	2013	2012
Expected volatility of stock price	40%	43%	50%
Risk-free interest rate	0.83%	0.39%	0.30% - 0.42%
Valuation period	3 years	3 years	2½ - 3 years
Dividend yield	0%	0%	0%

Annual activity related to stock units and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,308	$17.92	2,043	$13.79	267	$14.90
Granted (a)	381	42.05	326	42.03	—	—
Vested (b)	(606)	16.71	(438)	10.91	—	—
Forfeited/expired	(85)	24.83	(47)	21.36	—	—
Outstanding at December 31, 2014 (c)	998	$27.26	1,884	$19.17	267	$14.90
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time-based RSUs, performance-based and market-based RSUs, and cash units granted in 2013 was $21.77, $20.04 and $18.04, respectively, and the weighted-average fair value of time-based RSUs, performance-based and market-based RSUs, and cash units granted in 2012 was $14.39, $12.66 and $12.65, respectively.

(b)	The total fair value of RSUs vested during 2014, 2013 and 2012 was $15 million, $13 million and $16 million, respectively.

(c)
The Company’s outstanding time-based RSUs, performance-based and market-based RSUs, and cash units had aggregate intrinsic value of $66 million, $125 million and $18 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $28 million and will be recognized over a weighted average vesting period of 0.6 years. The Company assumes that substantially all outstanding awards will vest over time.

Stock Options

The annual stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2014	979	$2.82	$37	5.2
Granted (a)	—	—	—
Exercised (b)	(131)	2.16	6
Forfeited/expired	—	—	—
Outstanding at December 31, 2014 (c)	848	2.92	54	4.3
Exercisable at December 31, 2014	816	$2.59	$52	4.2
__________

(a)	No stock options were granted during 2013 or 2012.

(b)
Stock options exercised during 2013 and 2012 had intrinsic values of $23 million and $11 million, respectively, and the cash received from the exercise of options was insignificant in 2014, $3 million in 2013 and insignificant in 2012.

(c)	The Company assumes that substantially all outstanding stock options will vest over time.
Non-employee Directors Deferred Compensation Plan
The Company grants stock awards on a quarterly basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards can be deferred under the Non-employee Directors Deferred Compensation Plan. During 2014, 2013 and 2012, the Company granted 20,000, 33,000 and 53,000 awards, respectively, to non-employee directors.
Employee Stock Purchase Plan
The Company is authorized to sell shares of its common stock to eligible employees at 95% of fair market value. This plan has been deemed to be non-compensatory and therefore, no compensation expense has been recognized.
Stock-Compensation Expense
During 2014, 2013 and 2012, the Company recorded stock-based compensation expense of $34 million ($21 million, net of tax), $24 million ($14 million, net of tax) and $16 million ($10 million, net of tax), respectively. In jurisdictions with net operating loss carryforwards, exercises and/or vestings of stock-based awards have generated $56 million of total tax deductions at December 31, 2014. Approximately $22 million of tax benefits will be recorded in additional paid-in capital when these tax deductions are realized in these jurisdictions.

17.	Employee Benefit Plans
Defined Contribution Savings Plans
The Company sponsors several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches portions of the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $34 million, $39 million and $34 million during 2014, 2013 and 2012, respectively.

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
The components of net periodic benefit cost consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Service cost	$5	$5	$5
Interest cost	29	26	27
Expected return on plan assets	(32)	(28)	(25)
Amortization of unrecognized amounts	3	15	14
Net periodic benefit cost	$5	$18	$21

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2015 is $6 million, which consists of $5 million for net actuarial loss and $1 million for prior service cost.
The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2014	2013
Benefit obligation at end of prior year	$670	$670
Service cost	5	5
Interest cost	29	26
Plan amendments	(1)	1
Actuarial (gain) loss	72	(19)
Currency translation adjustment	(34)	8
Net benefits paid	(25)	(21)
Benefit obligation at end of current year	$716	$670

Change in Plan Assets
Fair value of assets at end of prior year	$517	$465
Actual return on plan assets	56	52
Employer contributions	26	17
Currency translation adjustment	(21)	4
Net benefits paid	(25)	(21)
Fair value of assets at end of current year	$553	$517

	As of December 31,
Funded Status	2014	2013
Classification of net balance sheet assets (liabilities)
Non-current assets	$15	$—
Current liabilities	(1)	—
Non-current liabilities	(177)	(153)
Net funded status	$(163)	$(153)
The following assumptions were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
	2014	2013	2012
U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	4.75%	3.75%	4.00%
Benefit obligation	4.00%	4.75%	4.00%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	4.50%	4.50%	4.75%
Benefit obligation	3.30%	4.50%	4.50%
Long-term rate of return on plan assets	5.30%	5.25%	5.35%
To select a discount rate for its defined benefit pension plans, the Company uses a modeling process that involves matching the expected cash outflows of such plan, to a yield curve constructed from a portfolio of AA-rated fixed-income debt instruments. The Company uses the average yield of this hypothetical portfolio as a discount rate benchmark.
The Company’s expected rate of return on plan assets of 7.50% and 5.30% for U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, is a long-term rate based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market conditions and broad asset mix considerations.
As of December 31, 2014, plans with benefit obligations in excess of plan assets had aggregate benefit obligations of $421 million and plan assets of $243 million. Substantially all of the Company’s defined benefit pension plans had a projected benefit obligation in excess of the fair value of plan assets as of December 31, 2013. The Company expects to contribute approximately $1 million to the U.S. plans and $11 million to the non-U.S. plans in 2015.
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
The Company used significant observable inputs (Level 2 inputs) to determine the fair value of the defined benefit pension plans’ assets. See Note 2—Summary of Significant Accounting Policies for the Company’s methodology used to measure fair value. The following table presents the defined benefit pension plans’ assets measured at fair value, as of December 31:

Asset Class	2014	2013
Cash equivalents	$2	$10
Short term investments	4	5
U.S. stock	113	104
Non-U.S. stock	163	166
Real estate investment trusts	—	9
Non-U.S. government securities	85	80
U.S. government securities	6	3
Corporate bonds	167	137
Other assets	13	3
Total assets	$553	$517
The Company estimates that future benefit payments from plan assets will be $23 million, $25 million, $25 million, $26 million, $29 million and $158 million for 2015, 2016, 2017, 2018, 2019 and 2020 to 2024, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of its employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if the Company elects to stop participating in a multiemployer plan it may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) the Company has no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2014, 2013 and 2012, the Company contributed a total of $9 million, $8 million and $9 million, respectively, to multiemployer plans.

18.	Financial Instruments
Risk Management
Currency Risk. The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with its non-U.S.-dollar denominated receivables and forecasted royalties and forecasted earnings of non-U.S. subsidiaries. The Company primarily hedges a portion of its current-year currency exposure to the Australian, Canadian and New Zealand dollars, the Euro, the British pound sterling and certain other currencies. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third-party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges.
The Company has designated its 6% Euro-denominated notes as a hedge of its net investment in Euro-denominated foreign operations. For the years ended December 31, 2014 and 2013, the Company has recorded a $46 million gain, net of tax, and a $11 million loss, net of tax, respectively, in accumulated other comprehensive income (loss).
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during 2014, 2013 and 2012 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.
Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness for 2014, 2013 and 2012 was not material to the Company’s results of operations. The Company expects $8 million of losses currently deferred in accumulated other comprehensive income (loss) to be recognized in earnings during 2015.
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
There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2014 or 2013, other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Kia, Fiat, Toyota, Mercedes, Volvo, and BMW, and primarily with respect to receivables for program cars that were disposed but for which the Company has not yet received payment from the manufacturers (see Note 2—Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition and (iii) risks related to leases which have been assumed by Realogy, Wyndham or Travelport but of which the Company is a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. The Company does not normally require collateral or other security to support credit sales.

Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate contracts and commodity contracts.
The Company held derivative instruments with absolute notional values as follows:

	As of December 31,
	2014	2013
Interest rate caps (a)	$8,333	$8,924
Interest rate swaps	1,592	850
Foreign exchange contracts	493	1,014

Commodity contracts (millions of gallons of unleaded gasoline)	—	8
__________

(a)
Represents $6.2 billion of interest rate caps sold, partially offset by approximately $2.1 billion of interest rate caps purchased at December 31, 2014 and $7.1 billion of interest rate caps sold, partially offset by approximately $1.8 billion of interest rate caps purchased at December 31, 2013. These amounts exclude $4.2 billion and $5.2 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary at December 31, 2014 and 2013, respectively.

Fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2014		As of December 31, 2013
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1	$3	$2	$1

Derivatives not designated as hedging instruments
Interest rate caps (b)	—	10	2	13
Interest rate swaps (a)	—	—	—	—
Foreign exchange contracts (c)	5	2	3	5
Commodity contracts (c)	—	1	—	—
Total	$6	$16	$7	$19
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 15—Stockholders’ Equity.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2014	2013	2012
Derivatives designated as hedging instruments
Interest rate swaps (a)	$(2)	$1	$13
Derivatives not designated as hedging instruments (b)
Foreign exchange contracts (c)	8	27	(31)
Interest rate caps (d)	(3)	4	(15)
Commodity contracts (e)	(3)	1	3
Total	$—	$33	$(30)
__________

(a)	Recognized, net of tax, as a component of accumulated other comprehensive income within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)
For the year ended December 31, 2014, included a $10 million gain included in interest expense and a $2 million loss included in operating expenses. For the year ended December 31, 2013, included a $20 million gain in interest expense and a $7 million gain included in operating expenses. For the year ended December 31, 2012, included a $32 million loss in interest expense and a $1 million gain in operating expenses.

(d)
For the year ended December 31, 2014, amounts are included in vehicle interest, net. For the year ended December 31, 2013, $1 million of expense is included in vehicle interest, net and a $5 million gain is included in interest expense. For the year ended December 31, 2012, amounts are included in vehicle interest, net.

(e)	Included in operating expenses.
Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of December 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt, excluding convertible debt	$28	$28	$23	$23
Long-term debt, excluding convertible debt	3,392	3,439	3,305	3,416
Convertible debt	—	—	66	159

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$6,340	$6,407	$5,656	$5,732
Vehicle-backed debt	1,766	1,771	1,668	1,675
Interest rate swaps and interest rate caps (a)	10	10	13	13
___________

(a)	Derivatives in liability position.

19.	Segment Information

The Company’s chief operating decision maker assesses performance and allocates resources based upon the separate financial information from the Company’s operating segments. In identifying its reportable segments, the Company considered the nature of services provided, the geographical areas in which the segments operated and other relevant factors. The Company aggregates certain of its operating segments into its reportable segments.
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

Year Ended December 31, 2014

	North America	International	Truck Rental	Corporate and Other (a)	Total
Net revenues	$5,533	$2,588	$364	$—	$8,485
Vehicle depreciation and lease charges, net	1,413	517	66	—	1,996
Vehicle interest, net	221	50	11	—	282
Adjusted EBITDA	607	290	39	(60)	876
Non-vehicle depreciation and amortization	120	59	1	—	180
Assets exclusive of assets under vehicle programs	3,881	1,778	77	175	5,911
Assets under vehicle programs	8,745	1,967	346	—	11,058
Capital expenditures (excluding vehicles)	107	72	3	—	182
__________

(a)	Primarily represents unallocated corporate overhead, receivables from our former subsidiaries and debt financing fees related to our corporate debt.

Year Ended December 31, 2013

	North America	International	Truck Rental	Corporate and Other (a)	Total
Net revenues	$5,042	$2,522	$373	$—	$7,937
Vehicle depreciation and lease charges, net	1,254	509	48	—	1,811
Vehicle interest, net	203	49	12	—	264
Adjusted EBITDA	508	272	36	(47)	769
Non-vehicle depreciation and amortization	101	50	1	—	152
Assets exclusive of assets under vehicle programs	3,718	1,809	80	225	5,832
Assets under vehicle programs	7,939	2,164	349	—	10,452
Capital expenditures (excluding vehicles)	98	54	—	—	152
__________

(a)	Primarily represents unallocated corporate overhead, receivables from our former subsidiaries and debt financing fees related to our corporate debt.
Year Ended December 31, 2012

	North America	International	Truck Rental	Corporate and Other (a)	Total
Net revenues	$4,640	$2,342	$374	$1	$7,357
Vehicle depreciation and lease charges, net	943	483	45	—	1,471
Vehicle interest, net	246	38	13	—	297
Adjusted EBITDA	557	270	34	(21)	840
Non-vehicle depreciation and amortization	78	46	1	—	125
Assets exclusive of assets under vehicle programs	3,065	1,740	90	224	5,119
Assets under vehicle programs	7,394	2,300	405	—	10,099
Capital expenditures (excluding vehicles)	72	60	—	—	132
__________

(a)	Primarily represents unallocated corporate overhead, receivables from our former subsidiaries and debt financing fees related to our corporate debt.

Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

	For the Year Ended December 31,
	2014	2013	2012
Adjusted EBITDA	$876	$769	$840
Less: Non-vehicle related depreciation and amortization	180	152	125
Interest expense related to corporate debt, net	209	228	268
Early extinguishment of corporate debt	56	147	75
Restructuring expense	26	61	38
Transaction-related costs, net	13	51	34
Impairment	—	33	—
Income before income taxes	$392	$97	$300

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2014
Net revenues	$5,471	$3,014	$8,485
Assets exclusive of assets under vehicle programs	3,859	2,052	5,911
Assets under vehicle programs	8,428	2,630	11,058
Net long-lived assets	1,481	885	2,366

2013
Net revenues	$5,030	$2,907	$7,937
Assets exclusive of assets under vehicle programs	3,729	2,103	5,832
Assets under vehicle programs	7,791	2,661	10,452
Net long-lived assets	1,281	947	2,228

2012
Net revenues	$4,637	$2,720	$7,357
Assets exclusive of assets under vehicle programs	3,094	2,025	5,119
Assets under vehicle programs	7,329	2,770	10,099
Net long-lived assets	723	912	1,635

20.	Guarantor and Non-Guarantor Consolidating Financial Statements
The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2014, 2013 and 2012, Consolidating Condensed Balance Sheets as of December 31, 2014 and December 31, 2013 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 12—Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.
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

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$4,038	$1,988	$—	$6,026
Other	—	—	1,167	3,426	(2,134)	2,459
Net revenues	—	—	5,205	5,414	(2,134)	8,485

Expenses
Operating	10	13	2,525	1,703	—	4,251
Vehicle depreciation and lease charges, net	—	1	1,920	1,996	(1,921)	1,996
Selling, general and administrative	27	23	602	428	—	1,080
Vehicle interest, net	—	—	200	295	(213)	282
Non-vehicle related depreciation and amortization	—	2	111	67	—	180
Interest expense related to corporate debt, net:
Interest expense	2	163	2	42	—	209
Intercompany interest expense (income)	(13)	(11)	1	23	—	—
Early extinguishment of debt	—	56	—	—	—	56
Restructuring expense	—	—	7	19	—	26
Transaction-related costs, net	1	8	(20)	24	—	13
Total expenses	27	255	5,348	4,597	(2,134)	8,093

Income (loss) before income taxes and equity in earnings of subsidiaries	(27)	(255)	(143)	817	—	392
Provision for (benefit from) income taxes	(10)	(108)	186	79	—	147
Equity in earnings of subsidiaries	262	409	738	—	(1,409)	—
Net income	$245	$262	$409	$738	$(1,409)	$245

Comprehensive income	$106	$123	$273	$624	$(1,020)	$106

For the Year Ended December 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,786	$1,921	$—	$5,707
Other	—	—	1,098	3,086	(1,954)	2,230
Net revenues	—	—	4,884	5,007	(1,954)	7,937

Expenses
Operating	7	15	2,425	1,627	—	4,074
Vehicle depreciation and lease charges, net	—	—	1,776	1,806	(1,771)	1,811
Selling, general and administrative	35	6	591	387	—	1,019
Vehicle interest, net	—	—	182	265	(183)	264
Non-vehicle related depreciation and amortization	—	2	97	53	—	152
Interest expense related to corporate debt, net:
Interest expense	3	196	—	29	—	228
Intercompany interest expense (income)	(12)	(30)	6	36	—	—
Early extinguishment of debt	53	94	—	—	—	147
Restructuring expense	—	—	25	36	—	61
Transaction-related costs, net	1	24	3	23	—	51
Impairment	—	33	—	—	—	33
Total expenses	87	340	5,105	4,262	(1,954)	7,840

Income (loss) before income taxes and equity in earnings of subsidiaries	(87)	(340)	(221)	745	—	97
Provision for (benefit from) income taxes	(14)	(124)	156	63	—	81
Equity in earnings of subsidiaries	89	305	682	—	(1,076)	—
Net income	$16	$89	$305	$682	$(1,076)	$16

Comprehensive income	$23	$96	$310	$657	$(1,063)	$23

For the Year Ended December 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,491	$1,806	$—	$5,297
Other	1	—	1,052	2,130	(1,123)	2,060
Net revenues	1	—	4,543	3,936	(1,123)	7,357

Expenses
Operating	—	5	2,305	1,514	—	3,824
Vehicle depreciation and lease charges, net	—	—	902	996	(427)	1,471
Selling, general and administrative	21	—	573	331	—	925
Vehicle interest, net	—	—	234	300	(237)	297
Non-vehicle related depreciation and amortization	—	2	75	48	—	125
Interest expense related to corporate debt, net:
Interest expense	9	246	—	13	—	268
Intercompany interest expense (income)	(18)	(314)	277	55	—	—
Early extinguishment of debt	44	31	—	—	—	75
Restructuring expense	—	—	3	35	—	38
Transaction-related costs, net	4	1	1	28	—	34
Total expenses	60	(29)	4,370	3,320	(664)	7,057

Income (loss) before income taxes and equity in earnings of subsidiaries	(59)	29	173	616	(459)	300
Provision for (benefit from) income taxes	(8)	(106)	72	52	—	10
Equity in earnings of subsidiaries	341	206	105	—	(652)	—
Net income	$290	$341	$206	$564	$(1,111)	$290

Comprehensive income	$322	$373	$237	$594	$(1,204)	$322

Consolidating Condensed Balance Sheets
As of December 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$210	$—	$412	$—	$624
Receivables, net	—	—	177	422	—	599
Deferred income taxes	—	23	102	34	—	159
Other current assets	3	86	78	289	—	456
Total current assets	5	319	357	1,157	—	1,838

Property and equipment, net	—	112	325	201	—	638
Deferred income taxes	19	1,199	138	—	(4)	1,352
Goodwill	—	—	487	355	—	842
Other intangibles, net	—	38	545	303	—	886
Other non-current assets	104	81	22	148	—	355
Intercompany receivables	205	344	978	672	(2,199)	—
Investment in subsidiaries	468	3,072	3,316	—	(6,856)	—
Total assets exclusive of assets under vehicle programs	801	5,165	6,168	2,836	(9,059)	5,911

Assets under vehicle programs:
Program cash	—	—	—	119	—	119
Vehicles, net	—	7	87	10,121	—	10,215
Receivables from vehicle manufacturers and other	—	1	—	361	—	362
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	8	87	10,963	—	11,058
Total assets	$801	$5,173	$6,255	$13,799	$(9,059)	$16,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$39	$200	$462	$790	$—	$1,491
Short-term debt and current portion of long-term debt	—	13	4	11	—	28
Total current liabilities	39	213	466	801	—	1,519

Long-term debt	—	2,825	6	561	—	3,392
Other non-current liabilities	97	100	232	341	(4)	766
Intercompany payables	—	1,558	313	328	(2,199)	—
Total liabilities exclusive of liabilities under vehicle programs	136	4,696	1,017	2,031	(2,203)	5,677
Liabilities under vehicle programs:
Debt	—	9	84	1,683	—	1,776
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,340	—	6,340
Deferred income taxes	—	—	2,082	185	—	2,267
Other	—	—	—	244	—	244
	—	9	2,166	8,452	—	10,627
Total stockholders’ equity	665	468	3,072	3,316	(6,856)	665
Total liabilities and stockholders’ equity	$801	$5,173	$6,255	$13,799	$(9,059)	$16,969

As of December 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14	$242	$12	$425	$—	$693
Receivables, net	—	—	150	469	—	619
Deferred income taxes	1	—	156	21	(1)	177
Other current assets	4	80	82	289	—	455
Total current assets	19	322	400	1,204	(1)	1,944

Property and equipment, net	—	109	312	193	—	614
Deferred income taxes	20	1,142	141	—	(4)	1,299
Goodwill	—	—	342	349	—	691
Other intangibles, net	—	41	519	363	—	923
Other non-current assets	104	96	18	143	—	361
Intercompany receivables	145	210	853	331	(1,539)	—
Investment in subsidiaries	671	2,900	3,347	—	(6,918)	—
Total assets exclusive of assets under vehicle programs	959	4,820	5,932	2,583	(8,462)	5,832

Assets under vehicle programs:
Program cash	—	—	—	116	—	116
Vehicles, net	—	10	9	9,563	—	9,582
Receivables from vehicle manufacturers and other	—	—	—	391	—	391
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	363	—	363
	—	10	9	10,433	—	10,452
Total assets	$959	$4,830	$5,941	$13,016	$(8,462)	$16,284

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$25	$238	$487	$730	$(1)	$1,479
Short-term debt and current portion of long-term debt	65	14	3	7	—	89
Total current liabilities	90	252	490	737	(1)	1,568

Long-term debt	—	2,955	6	344	—	3,305
Other non-current liabilities	98	96	221	436	(4)	847
Intercompany payables	—	844	340	355	(1,539)	—
Total liabilities exclusive of liabilities under vehicle programs	188	4,147	1,057	1,872	(1,544)	5,720
Liabilities under vehicle programs:
Debt	—	11	—	1,670	—	1,681
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	5,656	—	5,656
Deferred income taxes	—	—	1,984	193	—	2,177
Other	—	1	—	278	—	279
	—	12	1,984	7,797	—	9,793
Total stockholders’ equity	771	671	2,900	3,347	(6,918)	771
Total liabilities and stockholders’ equity	$959	$4,830	$5,941	$13,016	$(8,462)	$16,284

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$469	$340	$1,840	$(70)	$2,579

Investing activities
Property and equipment additions	—	(20)	(84)	(78)	—	(182)
Proceeds received on asset sales	—	7	8	6	—	21
Net assets acquired (net of cash acquired)	—	—	(263)	(153)	—	(416)
Other, net	285	(9)	(2)	—	(285)	(11)
Net cash provided by (used in) investing activities exclusive of vehicle programs	285	(22)	(341)	(225)	(285)	(588)

Vehicle programs:
Increase in program cash	—	—	—	(10)	—	(10)
Investment in vehicles	—	(9)	(90)	(11,776)	—	(11,875)
Proceeds received on disposition of vehicles	—	8	—	9,658	—	9,666
	—	(1)	(90)	(2,128)	—	(2,219)
Net cash provided by (used in) investing activities	285	(23)	(431)	(2,353)	(285)	(2,807)

Financing activities
Proceeds from long-term borrowings	—	575	—	296	—	871
Payments on long-term borrowings	—	(756)	(5)	(1)	—	(762)
Net change in short-term borrowings	—	—	—	5	—	5
Debt financing fees	—	(12)	—	(5)	—	(17)
Repurchases of common stock	(297)	—	—	—	—	(297)
Other, net	—	(285)	—	(70)	355	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(297)	(478)	(5)	225	355	(200)

Vehicle programs:
Proceeds from borrowings	—	—	88	14,285	—	14,373
Payments on borrowings	—	—	(3)	(13,960)	—	(13,963)
Debt financing fees	—	—	(1)	(27)	—	(28)
	—	—	84	298	—	382
Net cash provided by (used in) financing activities	(297)	(478)	79	523	355	182
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(23)	—	(23)
Net decrease in cash and cash equivalents	(12)	(32)	(12)	(13)	—	(69)
Cash and cash equivalents, beginning of period	14	242	12	425	—	693
Cash and cash equivalents, end of period	$2	$210	$—	$412	$—	$624

For the Year Ended December 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(3)	$562	$26	$1,736	$(68)	$2,253

Investing activities
Property and equipment additions	—	(26)	(69)	(57)	—	(152)
Proceeds received on asset sales	—	7	4	11	—	22
Net assets acquired (net of cash acquired)	—	(564)	8	19	—	(537)
Intercompany loan receipts	—	233	60	—	(293)	—
Other, net	146	(50)	48	4	(146)	2
Net cash provided by (used in) investing activities exclusive of vehicle programs	146	(400)	51	(23)	(439)	(665)

Vehicle programs:
Increase in program cash	—	—	—	(79)	—	(79)
Investment in vehicles	—	(44)	(2)	(10,853)	—	(10,899)
Proceeds received on disposition of vehicles	—	40	—	9,369	—	9,409
	—	(4)	(2)	(1,563)	—	(1,569)
Net cash provided by (used in) investing activities	146	(404)	49	(1,586)	(439)	(2,234)

Financing activities
Proceeds from long-term borrowings	—	2,647	—	325	—	2,972
Payments on long-term borrowings	(115)	(2,489)	(3)	(1)	—	(2,608)
Net change in short-term borrowings	—	—	—	(36)	—	(36)
Debt financing fees	—	(30)	—	(7)	—	(37)
Purchases of warrants	(78)	—	—	—	—	(78)
Proceeds from sale of call options	104	—	—	—	—	104
Repurchases of common stock	(48)	—	—	—	—	(48)
Intercompany loan payments	—	—	(60)	(233)	293	—
Other, net	3	(146)	—	(68)	214	3
Net cash provided by (used in) financing activities exclusive of vehicle programs	(134)	(18)	(63)	(20)	507	272

Vehicle programs:
Proceeds from borrowings	—	—	—	12,953	—	12,953
Payments on borrowings	—	—	—	(13,115)	—	(13,115)
Debt financing fees	—	—	—	(34)	—	(34)
	—	—	—	(196)	—	(196)
Net cash provided by (used in) financing activities	(134)	(18)	(63)	(216)	507	76
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(8)	—	(8)
Net increase (decrease) in cash and cash equivalents	9	140	12	(74)	—	87
Cash and cash equivalents, beginning of period	5	102	—	499	—	606
Cash and cash equivalents, end of period	$14	$242	$12	$425	$—	$693

For the Year Ended December 31, 2012

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(43)	$272	$70	$1,650	$(60)	$1,889

Investing activities
Property and equipment additions	—	(26)	(43)	(63)	—	(132)
Proceeds received on asset sales	—	8	3	10	—	21
Net assets acquired (net of cash acquired)	—	—	(1)	(68)	—	(69)
Intercompany loan receipts	224	—	—	—	(224)	—
Other, net	29	(4)	(1)	(8)	(25)	(9)
Net cash provided by (used in) investing activities exclusive of vehicle programs	253	(22)	(42)	(129)	(249)	(189)

Vehicle programs:
Increase in program cash	—	—	—	(13)	—	(13)
Investment in vehicles	—	(4)	(20)	(11,043)	—	(11,067)
Proceeds received on disposition of vehicles	—	3	2	9,191	—	9,196
	—	(1)	(18)	(1,865)	—	(1,884)
Net cash provided by (used in) investing activities	253	(23)	(60)	(1,994)	(249)	(2,073)

Financing activities
Proceeds from long-term borrowings	—	1,152	—	—	—	1,152
Payments on long-term borrowings	(222)	(1,268)	(11)	—	—	(1,501)
Net change in short-term borrowings	—	—	—	10	—	10
Debt financing fees	—	(16)	—	—	—	(16)
Purchases of warrants	(29)	—	—	—	—	(29)
Proceeds from sale of call options	43	—	—	—	—	43
Intercompany loan payments	—	(224)	—	—	224	—
Other, net	1	(25)	—	(60)	85	1
Net cash provided by (used in) financing activities exclusive of vehicle programs	(207)	(381)	(11)	(50)	309	(340)

Vehicle programs:
Proceeds from borrowings	—	—	—	12,108	—	12,108
Payments on borrowings	—	—	—	(11,490)	—	(11,490)
Debt financing fees	—	—	—	(28)	—	(28)
	—	—	—	590	—	590
Net cash provided by (used in) financing activities	(207)	(381)	(11)	540	309	250
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	3	(132)	(1)	202	—	72
Cash and cash equivalents, beginning of period	2	234	1	297	—	534
Cash and cash equivalents, end of period	$5	$102	$—	$499	$—	$606

21.	Selected Quarterly Financial Data—(unaudited)
Provided below are selected unaudited quarterly financial data for 2014 and 2013.
The earnings per share information is calculated independently for each quarter based on the weighted average number of common stock and common stock equivalents outstanding, which may fluctuate, based on quarterly income levels and market prices. Therefore, the sum of the quarters’ per share information may not equal the annual amount presented on the Consolidated Statements of Operations.

	2014
	First	Second	Third	Fourth
Net revenues	$1,862	$2,194	$2,542	$1,887
Net income	4	26	192	23

Per share information:
Basic
Net income	$0.03	$0.25	$1.84	$0.22
Weighted average shares	106.6	105.1	103.9	106.2

Diluted
Net income	$0.03	$0.24	$1.74	$0.21
Weighted average shares	108.6	111.0	109.9	108.3

	2013
	First	Second	Third	Fourth
Net revenues	$1,691	$2,002	$2,395	$1,849
Net income (loss)	(46)	(28)	118	(28)

Per share information:
Basic
Net income (loss)	$(0.43)	$(0.26)	$1.09	$(0.26)
Weighted average shares	107.7	108.4	108.3	107.1

Diluted
Net income (loss)	$(0.43)	$(0.26)	$1.02	$(0.26)
Weighted average shares	107.7	108.4	116.2	107.1

22.	Subsequent Events

In January 2015, the Company completed the acquisition of its Avis and Budget licensee for Norway, Sweden and Denmark for approximately $50 million.

In January 2015, the Company’s Avis Budget Rental Car Funding subsidiary issued $650 million in five-year asset backed notes with a weighted average interest rate of 2.7%. The proceeds from the borrowings will provide funds for the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expensed	Other Adjustments	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2014 (a)	$50	$17	$(3)	$(30)	$34
2013	40	15	10	(15)	50
2012	21	27	—	(8)	40

Tax Valuation Allowance:
Year Ended December 31,
2014 (a)	$347	$(9)	$(13)	$(6)	$319
2013 (b)	298	27	22	—	347
2012	273	25	—	—	298
__________

(a)	Other adjustments relate to currency translation adjustments.

(b)	Other adjustments relate to the acquisition of Zipcar.

G-1

EXHIBIT NO.	DESCRIPTION
2.1
Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2
Letter Agreement dated August 23, 2006 related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007.)

4.1
Indenture dated as of October 3, 2011 between AE Escrow Corporation and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 14, 2011).

4.1(a)
Supplemental Indenture dated as of October 10, 2011 among Avis Budget Car Rental, LLC, Avis Budget Finance, Inc., Avis Budget Group, Inc., Avis Budget Holdings, LLC, and the other guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2011).

4.1(b)
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

4.3(a)
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

4.4	Form of 4.875% Senior Notes Due 2017 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2012).
4.5
Indenture dated as of March 7, 2013 among Avis Budget Finance, plc, as Issuer, the Guarantors from time to time parties thereto, Bank of Nova Scotia Trust Company of New York as Trustee and Citibank, N.A., London Branch, as paying agent and note registrar (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 11, 2013).

4.5(a)
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

4.6	Form of 6.0% Senior Notes Due 2021 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 11, 2013).
4.7
Indenture, dated as of April 3, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 8, 2013).

4.7(a)
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

4.8	Form of 5.50% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 8, 2013).
4.9
Indenture dated as of November 25, 2013 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 2, 2013).

4.10	Form of Floating Rate Senior Notes Due 2017 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 2, 2013).

4.11
Indenture dated as of May 16, 2014 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 19, 2014).

4.12	Form of 5.125% Senior Notes Due 2022 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 19, 2014).
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
10.3(a)
Amendment dated January 22, 2014 to Agreement between Avis Budget Group, Inc. and Larry D. De Shon dated December 19, 2008 (Incorporated by reference to Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, dated February 20, 2014).†

10.4
Consulting Agreement between Patric Siniscalchi and Avis Budget Group, Inc. dated December 15, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 19, 2014).

10.5
Consulting Agreement between Thomas Gartland and Avis Budget Group, Inc. dated December 15, 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 19, 2014).

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

10.8	Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated March 28, 2014).†
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

10.26	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 26, 2005).
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

10.31	Agreement dated August 23, 2013 between Avis Budget Car Rental, LLC and General Motors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2013).††
10.32
Agreement dated November 13, 2014 between Avis Budget Car Rental, LLC and General Motors LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 19, 2014) ††

10.33
Avis Budget Car Rental 2014 Model Year Program Letter dated October 26, 2013 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2013).††

10.34
Avis Budget Car Rental 2015 Model Year Program Letter dated September 30, 2014 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 6, 2014). ††

10.35
Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.35(a)
Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.35(b)
Supplemental Indenture No. 2, dated as of May 9, 2007, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.35(c)
Supplemental Indenture No. 3, dated as of August 16, 2013, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.35(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, dated February 20, 2014).

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

10.36(b)
Second Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as a Permitted Nominee, Quartx Fleet Management, Inc., as a Permitted Nominee, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.36(c)
Third Amendment, dated as of August 16, 2013, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as a Permitted Nominee, Quartx Fleet Management, Inc., as a Permitted Nominee, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.36(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, dated February 20, 2014).

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

10.37(b)
Second Amendment, dated as of the May 9, 2007, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.37(c)
Third Amendment, dated as of August 16, 2013, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.37(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, dated February 20, 2014).

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

10.38(b)
Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC, as Lessee and as the Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.38(c)
Fourth Amendment, dated as of August 16, 2013, among AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC, as Lessee and as the Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.38(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, dated February 20, 2014).

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

10.39(b)
Third Amendment, dated as of May 9, 2007, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.39(c)
Fourth Amendment, dated as of August 16, 2013, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.39(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, dated February 20, 2014).

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

10.41(a)
First Amendment, dated as of August 16, 2013, among Avis Budget Rental Car Funding (AESOP) LLC, AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, LLC, Budget Rent A Car System, Inc. and Avis Budget Car Rental, LLC, as Administrator, to the Second Amended and Restated Administration Agreement dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.41(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, dated February 20, 2014).

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

10.44(a)
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

10.44(b)
First Amendment to the Second Amended and Restated Series 2010-6 Supplement, dated as of November 20, 2014, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2014).

10.45
Series 2011-2 Supplement, dated as of May 3, 2011, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2011-2 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.46
Amended and Restated Series 2011-3 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-3 Agent (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.47
Amended and Restated Series 2011-5 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-5 Agent (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.48
Series 2012-1 Supplement, dated as of March 22, 2012, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2012-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2012).

10.49
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

10.51
Amended and Restated Series 2013-1 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2013-1 Agent (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.52
Amended and Restated Series 2013-2 Supplement, dated as of February 12, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2013-2 Agent (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, dated February 20, 2014).

10.53
Series 2014-1 Supplement, dated as of February 12, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2014-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2014).

10.54
Series 2014-2 Supplement, dated as of July 24, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2014-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2014).

10.55
Third Amended and Restated Credit Agreement, dated as of October 3, 2014, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the Subsidiary Borrowers from time to time parties there, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Citicorp USA, Inc., Bank of America, N.A., Barclays Bank plc, Credit Agricole Corporate and Investment Bank, and The Royal Bank of Scotland plc, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 6, 2014).

10.55(a)
Administrative Amendment, dated as of October 22, 2014, to the Third Amended And Restated Credit Agreement dated as of October 3, 2014 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc. the Subsidiary Borrowers and Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and other agent and lending parties thereto.

10.55(b)
Issuing Lender Agreement, dated as of January 15, 2015, among Avis Budget Car Rental, LLC, JPMorgan Chase Bank, N.A., Credit Agricole Corporate & Investment Bank and JPMorgan Chase Bank, N.A. as Administrative Agent.

10.55(c)
Issuing Lender Agreement, dated as of December 31, 2014, among Avis Budget Car Rental, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch and JPMorgan Chase Bank, N.A. as Administrative Agent.

10.56
Amended and Restated Guarantee & Collateral Agreement, dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.56(a)
Amendment dated as of March 4, 2013, to the Amended and Restated Credit Agreement and the Amended and Restated Guarantee & Collateral Agreement, each dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC and certain of its Subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent and certain other signatories thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 5, 2013).

10.56(b)
Second Amendment to the Amended and Restated Guarantee & Collateral Agreement, dated as of October 3, 2014, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 6, 2014).

10.57
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

10.58
Purchase Agreement, by and among AE Escrow Corporation, Avis Budget Group, Inc. and Morgan Stanley & Co. LLC for itself and on behalf of the several initial purchasers, dated September 21, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2011).

10.59
Registration Rights Agreement, dated October 3, 2011, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Morgan Stanley & Co. LLC, and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2011).

10.60
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

10.61
Registration Rights Agreement, dated March 29, 2012, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, dated May 9, 2012).

10.62
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

10.63
Registration Rights Agreement, dated November 8, 2012, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2012).

10.64
Purchase Agreement, dated as of February 28, 2013, by and among Avis Budget Finance, plc, as issuer, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Citigroup Global Markets Limited, for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2013).

10.65
Purchase Agreement, dated as of March 19, 2013, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2013).

10.66
Registration Rights Agreement, dated as of April 3, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Barclays Capital Inc., and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2013).

10.67
Purchase Agreement, dated as of November 20, 2013, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Citigroup Global Markets, Inc. as the initial purchaser Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2013).

10.68
Registration Rights Agreement, dated November 25, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2013).

10.69
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

10.70
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

10.71
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

10.72
Purchase Agreement, dated as of May 13, 2014, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, Morgan Stanley & Co. LLC for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2014).

10.73
Purchase Agreement, dated as of November 6, 2014, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Credit Agricole Securities (USA) Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.73 to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration Number 333-201102-19, dated December 19, 2014).

10.74
Registration Rights Agreement, dated November 14, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto and Credit Agricole Securities (USA) Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.74 to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration Number 333-201102-19, dated December 19, 2014).

10.75
Amended and Restated Trust Indenture, dated as of May 12, 2014, among WTH Car Rental ULC and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).

10.76
Series 2011-1 Indenture Supplement, dated as of March 17, 2011, to the Trust Indenture dated as of August 26, 2010, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.77
Amended and Restated Administration Agreement, dated as of May 12, 2014, among WTH Car Rental ULC, WTH Funding Limited Partnership, as Administrator, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).

10.78
Amended and Restated Master Motor Vehicle Lease Agreement, dated as of May 12, 2014, among WTH Car Rental ULC, WTH Funding Limited Partnership, and BNY Trust Company of Canada, as Indenture Trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).

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

10.83
Fifth Global Amendment dated as of February 27, 2014, among Aviscar Inc., Budgetcar Inc., Zipcar Canada, Inc., WTH Car Rental ULC, WTH Funding Limited Partnership, BNY Trust Company Of Canada as Indenture Trustee, Bay Street Funding Trust, Canadian Master Trust, Plaza Trust and Avis Budget Car Rental, LLC (Incorporated by reference to Exhibit 10.105 to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration Number 333-194904-22, dated March 28, 2014).

10.84
Sixth Global Amendment dated as of December 4, 2014, among Aviscar Inc., Budgetcar Inc., Zipcar Canada, Inc., WTH Car Rental ULC, WTH Funding Limited Partnership, BNY Trust Company Of Canada as Indenture Trustee, Bay Street Funding Trust, Canadian Master Trust, Plaza Trust and Avis Budget Car Rental, LLC (Incorporated by reference to Exhibit 10.84 to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration Number 333-201102-19, dated December 19, 2014)..

10.85
Amended and Restated Base Indenture, dated as of March 9, 2010, between Centre Point Funding, LLC, as Issuer, The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, dated February 24, 2011).

10.86
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

10.90
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

10.91
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

10.92
Subordinated Loan Agreement dated March 5, 2013, among CarFin Finance International Limited, Deutsche Bank AG, London Branch, Deutsche Trustee Company Limited, and Avis Finance Company Ltd as Subordinated Lender (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 11, 2013).††

10.93
Amended and Restated Framework Agreement dated May 21, 2014 among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, Caceis Bank France, FCT Carfin, Eurotitrisation, the Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014). ††

10.94
Master Definitions Agreement dated March 5, 2013, among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, the Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014). ††

10.95
Fleetco Italian Facility Agreement dated March 5, 2013, among CarFin Finance International Limited, Avis Budget Italia S.p.A., Fleet Co. S.A.p.A., Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Deutsche Bank AG, London Branch and Avis Finance Company Limited (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated March 11, 2013).

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

10.101
French Master Lease Agreement dated May 21, 2014, among AB Fleetco, Avis Location de Voitures, and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).

10.102
Master Dutch Fleet Lease Agreement dated May 21, 2014, among Fincar Fleet B.V., Avis Budget Autoverhuur B.V., and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).

10.103
Spanish Servicing Agreement dated March 5, 2013 among FinCar Fleet B.V., Sucursal en España, Avis Alquile un Coche, S.A. and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated March 11, 2013).††

10.104
Amended and Restated Italian Servicing Agreement dated March 5, 2013 among Avis Budget Italia S.p.A., Fleet Co. S.A.p.A., Avis Budget Italia S.p.A. and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated March 11, 2013).††

10.105
French Servicing Agreement Dated May 21, 2014 among AB Fleetco SAS, Avis Location de Voitures SAS and Credit Agricole Corporate And Investment Bank (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014). ††

10.106
Amended and Restated Finco Payment Guarantee dated May 21, 2014, among Avis Finance Company Limited in favor of FinCar Fleet B.V., FinCar Fleet B.V., Sucursal en España, Avis Budget Italia S.p.A. Fleet Co. S.A.p.A., AB Fleetco, FCT Carfin, Carfin Finance International Limited and Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, August 5, 2014).

10.107
Avis Europe Payment Guarantee dated March 5, 2013, among Avis Budget EMEA Limited in favor of Deutsche Trustee Company Limited (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated March 11, 2013).

10.108
Master Amendment and Restatement Deed dated May 21, 2014 among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, Caceis Bank France, FCT Carfin, Eurotitrisation, Deutsche Bank Luxembourg S.A., Fiserv Automotive Solutions, Inc., the Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).

10.109
Fourth Master Amendment and Restatement Deed, by and among Carfin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders listed therein, Structured Finance Management (Ireland) Limited, CarFin Finance Holdings Limited, Intertrust (Netherlands) B.V. And Vistra B.V., Credit Agricole Corporate And Investment Bank, FCT CarFin, Caceis Bank France, Caceis Corporate Trust, Deutsche Bank Luxembourg S.A. and Fiserv Automotive Solutions, Inc., dated December 15, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2014). ††

10.110
Fifth Master Amendment and Restatement Deed, by and among Carfin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders listed therein, Structured Finance Management (Ireland) Limited, CarFin Finance Holdings Limited, Intertrust (Netherlands) B.V. And Vistra B.V., Credit Agricole Corporate And Investment Bank, FCT CarFin, Caceis Bank France, Caceis Corporate Trust, Deutsche Bank Luxembourg S.A. and Fiserv Automotive Solutions, Inc., dated December 17, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 19, 2014).

10.111
Amendment Agreement dated May 21, 2014 among CarFin Finance International Limited, Avis Budget Italia S.p.A. Fleet Co., S.A.p.A., Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Finance Company Limited and Avis Budget Italia S.p.A. (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).

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