Form 10-Q
period 2015-03-31
AVIS BUDGET GROUP, INC.
filed 2015-05-05
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the issuer’s common stock was 105,820,581 shares as of April 30, 2015.

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2014 Annual Report on Form 10-K, could cause actual results to differ materially from those projected in any forward-looking statements.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Vehicle rental	$1,319	$1,329
Other	531	533
Net revenues	1,850	1,862

Expenses
Operating	985	1,000
Vehicle depreciation and lease charges, net	432	433
Selling, general and administrative	248	248
Vehicle interest, net	68	64
Non-vehicle related depreciation and amortization	49	41
Interest expense related to corporate debt, net	52	56
Transaction-related costs	31	8
Restructuring expense	1	7
Total expenses	1,866	1,857

Income (loss) before income taxes	(16)	5
Provision for (benefit from) income taxes	(7)	1

Net income (loss)	$(9)	$4

Comprehensive income (loss)	$(103)	$7

Earnings (loss) per share
Basic	$(0.09)	$0.03
Diluted	$(0.09)	$0.03

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$854	$624
Receivables, net	564	599
Deferred income taxes	142	159
Other current assets	517	456
Total current assets	2,077	1,838

Property and equipment, net	629	638
Deferred income taxes	1,324	1,352
Goodwill	813	842
Other intangibles, net	856	886
Other non-current assets	342	355
Total assets exclusive of assets under vehicle programs	6,041	5,911

Assets under vehicle programs:
Program cash	61	119
Vehicles, net	10,777	10,215
Receivables from vehicle manufacturers and other	251	362
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	362
	11,451	11,058
Total assets	$17,492	$16,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,489	$1,491
Short-term debt and current portion of long-term debt	244	28
Total current liabilities	1,733	1,519

Long-term debt	3,481	3,392
Other non-current liabilities	732	766
Total liabilities exclusive of liabilities under vehicle programs	5,946	5,677

Liabilities under vehicle programs:
Debt	1,503	1,776
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,838	6,340
Deferred income taxes	2,236	2,267
Other	448	244
	11,025	10,627
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 million shares; issued 137,093,424 and 137,093,424 shares	1	1
Additional paid-in capital	7,028	7,212
Accumulated deficit	(2,124)	(2,115)
Accumulated other comprehensive loss	(116)	(22)
Treasury stock, at cost—31,063,328 and 31,386,746 shares	(4,268)	(4,411)
Total stockholders’ equity	521	665
Total liabilities and stockholders’ equity	$17,492	$16,969

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income (loss)	$(9)	$4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	423	407
Gain on sale of vehicles, net	(24)	(11)
Non-vehicle related depreciation and amortization	49	41
Amortization of debt financing fees	11	9
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	—	(27)
Income taxes and deferred income taxes	(15)	1
Accounts payable and other current liabilities	(20)	(71)
Other, net	88	37
Net cash provided by operating activities	503	390

Investing activities
Property and equipment additions	(41)	(36)
Proceeds received on asset sales	3	3
Net assets acquired (net of cash acquired)	(36)	(124)
Other, net	—	(7)
Net cash used in investing activities exclusive of vehicle programs	(74)	(164)

Vehicle programs:
Decrease in program cash	51	12
Investment in vehicles	(3,195)	(3,275)
Proceeds received on disposition of vehicles	2,444	2,470
	(700)	(793)
Net cash used in investing activities	(774)	(957)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Financing activities
Proceeds from long-term borrowings	376	295
Payments on long-term borrowings	(6)	(5)
Net change in short-term borrowings	(7)	11
Repurchases of common stock	(33)	(67)
Debt financing fees	(6)	(5)
Other, net	—	(1)
Net cash provided by financing activities exclusive of vehicle programs	324	228

Vehicle programs:
Proceeds from borrowings	3,667	3,775
Payments on borrowings	(3,458)	(3,280)
Debt financing fees	(6)	(7)
	203	488
Net cash provided by financing activities	527	716

Effect of changes in exchange rates on cash and cash equivalents	(26)	(1)

Net increase in cash and cash equivalents	230	148
Cash and cash equivalents, beginning of period	624	693
Cash and cash equivalents, end of period	$854	$841

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
The Company operates the following reportable business segments:

•
Americas—provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in North America, South America, Central America and the Caribbean, and operates the Company’s car sharing business in certain of these markets.

•
International—provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in Europe, the Middle East, Africa, Asia, Australia and New Zealand, and operates the Company’s car sharing business in certain of these markets.

In 2015 and 2014, the Company completed the business acquisitions discussed in Note 4 to these Consolidated Condensed Financial Statements. The operating results of the acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition.

In conjunction with a change in the Company’s management structure in first quarter 2015 which resulted in a change to reportable segments, the financial results of the Company’s North America, South America, Central America and Caribbean operations are now included in the Company’s Americas reportable segment. The Company’s business segment financial information presented in these Notes to Consolidated Condensed Financial Statements has been recast for all periods presented. The Company’s consolidated results were not affected by this change.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended March 31, 2015 and 2014, the Company recorded losses of $4 million and $2 million, respectively, on such items.

Adoption of New Accounting Standards

On January 1, 2015, as a result of the issuance of a new accounting pronouncement, the Company adopted Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The adoption of this accounting pronouncement did not have an impact on the Company’s financial statements.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 becomes effective for the Company on January 1, 2016 and will be applied retrospectively to all periods presented. The adoption of this accounting pronouncement will result in the Company presenting debt issuance costs as a direct deduction from the carrying amount of debt on the Company's balance sheet, rather than in other non-current assets.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 becomes effective for the Company on January 1, 2016. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminates from GAAP the concept of extraordinary items. ASU 2015-01 becomes effective for the Company on January 1, 2016. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. ASU 2014-09 becomes effective for the Company on January 1, 2017. In April 2015, the FASB voted to propose a deferral of the effective date by one year. The proposed deferral would result in ASU 2014-09 being effective for the Company on January 1, 2018. The Company is currently evaluating the effect of this accounting pronouncement.

2.	Restructuring Activities

In 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (the “T15 restructuring”). During the three months ended March 31, 2015, as part of this process, the Company formally communicated the termination of employment to approximately 35 employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. As of March 31, 2015, the Company has terminated substantially all of these employees. The Company expects further restructuring expense of approximately $9 million related to this initiative to be incurred in 2015.

Subsequent to the acquisition of Avis Europe plc, the Company began a restructuring initiative, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes (“Avis Europe restructuring”). During the three months ended March 31, 2015, the Company did not record restructuring expense related to this initiative, which is substantially complete.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reportable segments, and by category, for restructuring expense and corresponding payments:

	Americas	International	Total
Balance as of January 1, 2015	$4	$13	$17
T15 restructuring expense	1	—	1
Avis Europe restructuring payment	(1)	(4)	(5)
T15 restructuring payment	(3)	(1)	(4)
Balance as of March 31, 2015	$1	$8	$9

	Personnel Related	Facility Related	Total
Balance as of January 1, 2015	$14	$3	$17
T15 restructuring expense	1	—	1
Avis Europe restructuring payment	(4)	(1)	(5)
T15 restructuring payment	(4)	—	(4)
Balance as of March 31, 2015	$7	$2	$9

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2015	2014
Net income (loss) for basic and diluted EPS	$(9)	$4

Basic weighted average shares outstanding	106.1	106.6
Options and non-vested stock (a)	—	2.0
Convertible debt (b)	—	—
Diluted weighted average shares outstanding	106.1	108.6

Earnings (loss) per share:
Basic	$(0.09)	$0.03
Diluted	$(0.09)	$0.03
__________

(a)
As the Company incurred a net loss for the three months ended March 31, 2015, 0.8 million outstanding options and 2.1 million non-vested stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the three months ended March 31, 2014, the number of anti-dilutive securities which were excluded from the computation of diluted earnings per share was not significant.

(b)
For the three months ended March 31, 2014, 4.0 million issuable shares underlying the 3½% convertible notes due 2014 have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

4.	Acquisitions

2015

Scandinavian Licensee

In January 2015, the Company completed the acquisition of its Avis and Budget licensees in Norway, Sweden and Denmark for approximately $39 million, net of acquired cash. The investment will enable the Company to expand its footprint of Company-operated locations. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company's International reportable segment. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change. In connection with this acquisition, approximately $31 million was recorded in license agreements and $21 million was recorded in goodwill. The license agreements will be amortized over a weighted average useful life of approximately eight years. In addition, at the time of acquisition, the Company recorded a $22 million non-cash charge within transaction-related costs in connection with license rights reacquired by the Company.

2014

Budget Licensees

During 2014, the Company completed the acquisition of its Budget licensees for Edmonton, Canada; Southern California and Las Vegas, and reacquired the right to operate the Budget brand in Portugal, for approximately $263 million, plus $132 million for acquired fleet. These investments will enable the Company to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company's existing vehicle financing arrangements. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company's Americas reportable segment for Edmonton, Southern California and Las Vegas and to the Company's International reportable segment for Portugal. Goodwill is expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized for Southern California and Las Vegas and is therefore subject to change. Differences between the preliminary allocation of purchase price and the final allocation were not material for Edmonton and Portugal. In connection with these acquisitions, approximately $58 million was recorded in identifiable intangible assets (consisting of $10 million related to customer relationships and $48 million related to the license agreements) and $192 million was recorded in goodwill. The customer relationships will be amortized over a weighted average useful life of approximately 12 years and the license agreements will be amortized over a weighted average useful life of approximately three years. During 2014, the Company recorded a non-cash gain of approximately $20 million within transaction-related costs in connection with license rights reacquired by the Company.

5.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$245	$57	$188	$259	$59	$200
Customer relationships	159	52	107	167	50	117
Other	8	4	4	8	3	5
Total	$412	$113	$299	$434	$112	$322

Unamortized Intangible Assets
Goodwill (a)	$813			$842
Trademarks	$557			$564
__________

(a)	The change in the carrying amount since December 31, 2014 reflects a currency translation loss of $51 million, partially offset by acquisitions.

For the three months ended March 31, 2015 and 2014, amortization expense related to amortizable intangible assets was approximately $11 million and $7 million, respectively. Based on the Company’s amortizable intangible assets at March 31, 2015, the Company expects amortization expense of approximately $37 million for the remainder of 2015, $45 million for 2016, $39 million for 2017, $29 million for 2018, $28 million for 2019 and $28 million for 2020.

6.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	March 31,	December 31,
	2015	2014
Rental vehicles	$11,661	$11,006
Less: Accumulated depreciation	(1,335)	(1,465)
	10,326	9,541
Vehicles held for sale	451	674
Vehicles, net	$10,777	$10,215

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2015	2014
Depreciation expense	$423	$407
Lease charges	33	37
Gain on sales of vehicles, net	(24)	(11)
Vehicle depreciation and lease charges, net	$432	$433

At March 31, 2015 and 2014, the Company had purchases of vehicles included in liabilities under vehicle programs - other of $428 million and $498 million, respectively, and sales of vehicles included in assets under vehicle programs - receivables from vehicle manufacturers and other of $246 million and $231 million, respectively.

7.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	March 31,	December 31,
		2015	2014
4⅞% Senior Notes	November 2017	$300	$300
Floating Rate Senior Notes (a)	December 2017	248	248
Floating Rate Term Loan (b)	March 2019	977	980
9¾% Senior Notes	March 2020	223	223
6% Euro-denominated Senior Notes (c)	March 2021	499	561
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
5¼% Senior Notes	March 2025	375	—
Other		29	34
Total		3,725	3,420
Less: Short-term debt and current portion of long-term debt		244	28
Long-term debt		$3,481	$3,392
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.01% at March 31, 2015; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(b)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of March 31, 2015, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

(c)	The reduction in the balance principally reflects currency translation adjustments.

In March 2015, the Company issued $375 million of 5¼% Senior Notes due 2025 at par. In April 2015, the Company used net proceeds from the offering to redeem the remaining $223 million principal amount of its 9¾% Senior Notes due 2020 for $243 million plus accrued interest and to finance a portion of its acquisition of Maggiore Group (See Note 15 - Subsequent Events).

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At March 31, 2015, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,800	$—	$741	$1,059
Other facilities (b)	11	1	—	10
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 2.95% to 5.69% as of March 31, 2015.

At March 31, 2015, the Company had various uncommitted credit facilities available, under which it had drawn approximately $1 million, which bear interest at rates between 0.41% and 2.50%.

DEBT COVENANTS

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of March 31, 2015, the Company was in compliance with the financial covenants governing its indebtedness.

8.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2015	2014
Americas - Debt due to Avis Budget Rental Car Funding (a)	$6,838	$6,340
Americas - Debt borrowings (b)	602	746
International - Debt borrowings (c)	591	685
International - Capital leases (c)	289	314
Other	21	31
Total	$8,341	$8,116
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	The decrease results from the timing of borrowings.

(c)	The decrease principally reflects currency translation adjustments.

DEBT MATURITIES

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding at March 31, 2015.

Debt Under Vehicle Programs
Within 1 year (a)	$1,791
Between 1 and 2 years	1,878
Between 2 and 3 years	1,007
Between 3 and 4 years	1,701
Between 4 and 5 years	1,319
Thereafter	645
Total	$8,341
__________

(a)	Vehicle-backed debt maturing within one year primarily represents term asset-backed securities.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of March 31, 2015, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,458	$6,838	$2,620
Americas - Debt borrowings (c)	929	602	327
International - Debt borrowings (d)	1,596	591	1,005
International - Capital leases (e)	340	289	51
Other	21	21	—
Total	$12,344	$8,341	$4,003
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.5 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $832 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $283 million of underlying vehicles and related assets.

DEBT COVENANTS

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2015, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

9.	Commitments and Contingencies

Contingencies

In 2006, the Company completed the spin-offs of its Realogy and Wyndham subsidiaries. In connection with the spin-offs, the Company does not believe that the impact of any resolution of pre-existing contingent liabilities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities. The Company is also named in various litigation that is primarily related to the businesses of its former subsidiaries, including Realogy, Wyndham and their current or former subsidiaries. The Company is entitled to indemnification from such entities for any liability resulting from such litigation.

In February 2015, the French Competition Authority issued a statement of objections alleging that several car rental companies, including the Company and two of its European subsidiaries, violated competition law by exchanging confidential information with twelve French airports and the car rental companies operating at those airports and by engaging in a concerted practice relating to train station surcharges. The Company believes that it has valid defenses and intends to vigorously defend against the allegations, but we are currently unable to predict the outcome of the proceedings or range of reasonably possible losses, which may be material.

Additionally, in March 2015, the Canadian Competition Bureau filed an application with the Competition Tribunal alleging that the Company and two of its Canadian subsidiaries engaged in deceptive marketing practices with regard to certain charges that consumers are invoiced related to renting a vehicle and associated products in Canada. The application seeks penalties against the Company and its subsidiaries totaling approximately $25 million as well as reimbursements to current and former customers of amounts collected and retained by the Company related to the alleged deceptive marketing practices. The Company believes that it has valid defenses and intends to vigorously defend against the allegations, but we are currently unable to predict the outcome of the proceedings or range of reasonably possible losses, which may be material.

The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including contract and licensee disputes, competition matters, employment matters, insurance claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. Excluding the French and Canadian competition matters discussed above, the Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, range up to approximately $20 million in excess of amounts accrued as of March 31, 2015; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $5.3 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Other Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising and capital expenditures. As of March 31, 2015, the Company had approximately $114 million of purchase obligations, which extend through 2018.

Concentrations

Concentrations of credit risk at March 31, 2015 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Kia, Fiat, Toyota, Mercedes, Volvo and BMW, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $54 million and $33 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

10.	Stockholders’ Equity

Share Repurchases

The Company obtained Board approval to repurchase up to $635 million of its common stock under a plan originally approved in August 2013 and subsequently expanded in April and October 2014. During the three months ended March 31, 2015, the Company repurchased approximately 0.5 million shares of common stock at a cost of approximately $31 million under the program. During the three months ended March 31, 2014, the Company repurchased approximately 1.6 million shares of common stock at a cost of approximately $75 million under the program. As of March 31, 2015, $254 million of authorization remains available to repurchase common stock under this plan.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$51	$(1)	$2	$(74)	$(22)
Other comprehensive income (loss) before reclassifications	(92)	(4)	—	2	(94)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	(1)	—
Net current-period other comprehensive income (loss)	(92)	(3)	—	1	(94)
Balance, March 31, 2015	$(41)	$(4)	$2	$(73)	$(116)

Balance, January 1, 2014	$166	$1	$2	$(52)	$117
Other comprehensive income (loss) before reclassifications	3	1	(1)	—	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Net current-period other comprehensive income (loss)	3	1	(1)	—	3
Balance, March 31, 2014	$169	$2	$1	$(52)	$120
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $72 million gain, net of tax, as of March 31, 2015 related to the Company’s hedge of its net investment in Euro-denominated foreign operations (See Note 12 - Financial Instruments).

(a)
For the three months ended March 31, 2015, amounts reclassified from accumulated other comprehensive income (loss) into interest expense were $2 million ($1 million, net of tax). For the three months ended March 31, 2014, amounts reclassified from accumulated other comprehensive income (loss) were not material.

(b)
For the three months ended March 31, 2015, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $1 million ($1 million, net of tax). For the three months ended March 31, 2014, amounts reclassified from accumulated other comprehensive income (loss) were not material.

Total Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income were as follows:

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(9)	$4
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(24) and $0, respectively)	(92)	3
Net unrealized gain (loss) on available-for-sale securities (net of tax of $0 and $0, respectively)	—	(1)
Net unrealized gain (loss) on cash flow hedges (net of tax of $2 and $0, respectively)	(3)	1
Minimum pension liability adjustment (net of tax of $0 and $0, respectively)	1	—
	(94)	3
Total comprehensive income (loss)	$(103)	$7
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

11.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $5 million and $8 million ($3 million and $5 million, net of tax) during the three months ended March 31, 2015 and 2014, respectively. In jurisdictions with net operating loss carryforwards, exercises and/or vestings of stock-based awards have generated $56 million of total tax deductions at March 31, 2015. Approximately $22 million of tax benefits will be recorded in additional paid-in capital when these tax deductions are realized in these jurisdictions.

The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards containing a market condition are as follows:

	Three Months Ended March 31,
	2015	2014
Expected volatility of stock price	37%	40%
Risk-free interest rate	0.74%	0.85%
Expected term of awards	3 years	3 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market-Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015 (a)	998	$27.26	1,884	$19.17	267	$14.90
Granted	250	61.17	230	55.51	—	—
Vested (b)	(528)	22.19	(976)	12.07	(156)	12.65
Forfeited/expired	(9)	43.57	(159)	18.18	—	—
Outstanding at March 31, 2015 (c)	711	$42.70	979	$34.92	111	$18.04
__________

(a)
Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted during the three months ended March 31, 2014 was $41.15 and $39.37, respectively.

(b)
The total grant date fair value of RSUs vested during the three months ended March 31, 2015 and 2014 was $23 million and $14 million, respectively. The total grant date fair value of cash units vested during the three months ended March 31, 2015 was $2 million.

(c)
The Company’s outstanding time-based RSUs, performance-based and market-based RSUs, and cash units had aggregate intrinsic value of $42 million, $58 million and $7 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $46 million and will be recognized over a weighted average vesting period of 1.4 years. The Company assumes that substantially all outstanding awards will vest over time.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2015	848	$2.92	$54	4.3
Granted	—	—	—
Exercised	(11)	9.12	1
Forfeited/expired	(1)	0.79	—
Outstanding at March 31, 2015	836	2.85	47	4.0
Exercisable at March 31, 2015	836	$2.85	$47	4.0

12.	Financial Instruments

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

The Company has designated its 6% Euro-denominated notes as a hedge of its net investment in Euro-denominated foreign operations. For the three months ended March 31, 2015, the Company recorded a $37 million gain in accumulated other comprehensive income as part of currency translation adjustments. There was no ineffectiveness related to the Company’s net investment hedges during the three months ended March 31, 2015 and the Company does not expect to reclassify any amounts from accumulated other comprehensive income into earnings over the next 12 months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. There was no ineffectiveness related to the Company’s cash flow hedges during the three months ended March 31, 2015. The Company estimates that $8 million of losses currently recorded in accumulated other comprehensive income will be recognized in earnings over the next 12 months.

The Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

The Company held derivative instruments with absolute notional values as follows:

As of March 31, 2015
Interest rate caps (a)	$8,096
Interest rate swaps	1,663
Foreign exchange contracts	1,062

Commodity contracts (millions of gallons of unleaded gasoline)	17
__________

(a)
Represents $6.1 billion of interest rate caps sold, partially offset by approximately $2.0 billion of interest rate caps purchased. These amounts exclude $4.1 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2015		As of December 31, 2014
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$8	$1	$3

Derivatives not designated as hedging instruments
Interest rate caps (b)	—	5	—	10
Interest rate swaps	—	—	—	—
Foreign exchange contracts (c)	17	8	5	2
Commodity contracts (c)	1	—	—	1
Total	$18	$21	$6	$16
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended March 31,
	2015	2014
Derivatives designated as hedging instruments
Interest rate swaps (a)	$(3)	$1
Derivatives not designated as hedging instruments (b)
Interest rate caps (c)	—	—
Foreign exchange contracts (d)	35	(18)
Commodity contracts (e)	—	—
Total	$32	$(17)
__________

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)	Included in interest expense.

(d)
For the three months ended March 31, 2015, included a $21 million gain in interest expense and a $14 million gain in operating expense. For the three months ended March 31, 2014 included a $14 million loss in interest expense and a $4 million loss in operating expense.

(e)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$244	$264	$28	$28
Long-term debt	3,481	3,541	3,392	3,439

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$6,838	$6,927	$6,340	$6,407
Vehicle-backed debt	1,497	1,508	1,766	1,771
Interest rate swaps and interest rate contracts (a)	6	6	10	10
 __________

(a)	Derivatives in a liability position.

13.	Segment Information

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

	Three Months Ended March 31,
	2015		2014
	Revenues	Adjusted EBITDA	Revenues (a)	Adjusted EBITDA (b)
Americas	$1,375	$115	$1,330	$115
International	475	16	532	14
Corporate and Other (c)	—	(14)	—	(12)
Total Company	$1,850	117	$1,862	117

Less:	Non-vehicle related depreciation and amortization	49		41
Interest expense related to corporate debt, net		52		56
Transaction-related costs		31		8
Restructuring expense		1		7
Income (loss) before income taxes		$(16)		$5
__________
Previously reported amounts were recast for a change in the Company’s reportable segments. The financial results of the Company’s North America, South America, Central America and Caribbean operations are now reported in the Company’s Americas segment.

(a)	As a result of the change in the Company’s reportable segments, $19 million of revenues previously reported in International are now reported in the Americas in the three months ended March 31, 2014.

(b)
As a result of the change in the Company’s reportable segments, $3 million of Adjusted EBITDA previously reported in International is now reported in the Americas in the three months ended March 31, 2014.

(c)	Includes unallocated corporate overhead which is not attributable to a particular segment.

Since December 31, 2014, there have been no significant changes in segment assets and segment assets under vehicle programs.

14.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, Consolidating Condensed Balance Sheets as of March 31, 2015 and December 31, 2014, and Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 7 - Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended March 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$942	$377	$—	$1,319
Other	—	—	267	753	(489)	531
Net revenues	—	—	1,209	1,130	(489)	1,850

Expenses
Operating	—	4	608	373	—	985
Vehicle depreciation and lease charges, net	—	—	436	431	(435)	432
Selling, general and administrative	8	3	140	97	—	248
Vehicle interest, net	—	—	49	73	(54)	68
Non-vehicle related depreciation and amortization	—	—	33	16	—	49
Interest expense related to corporate debt, net:
Interest expense	—	40	1	11	—	52
Intercompany interest expense (income)	(3)	(2)	—	5	—	—
Transaction-related costs	—	6	1	24	—	31
Restructuring expense	—	—	1	—	—	1
Total expenses	5	51	1,269	1,030	(489)	1,866
Income (loss) before income taxes and equity in earnings of subsidiaries	(5)	(51)	(60)	100	—	(16)
Provision for (benefit from) income taxes	(2)	(20)	8	7	—	(7)
Equity in earnings (loss) of subsidiaries	(6)	25	93	—	(112)	—
Net income (loss)	$(9)	$(6)	$25	$93	$(112)	$(9)

Comprehensive income (loss)	$(103)	$(100)	$(67)	$1	$166	$(103)

Three Months Ended March 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$916	$413	$—	$1,329
Other	—	—	267	755	(489)	533
Net revenues	—	—	1,183	1,168	(489)	1,862

Expenses
Operating	—	4	604	392	—	1,000
Vehicle depreciation and lease charges, net	—	—	441	432	(440)	433
Selling, general and administrative	7	4	140	97	—	248
Vehicle interest, net	—	—	45	68	(49)	64
Non-vehicle related depreciation and amortization	—	—	27	14	—	41
Interest expense related to corporate debt, net:
Interest expense	1	47	—	8	—	56
Intercompany interest expense (income)	(3)	(3)	1	5	—	—
Transaction-related costs	—	2	3	3	—	8
Restructuring expense	—	—	2	5	—	7
Total expenses	5	54	1,263	1,024	(489)	1,857
Income (loss) before income taxes and equity in earnings of subsidiaries	(5)	(54)	(80)	144	—	5
Provision for (benefit from) income taxes	(2)	(21)	18	6	—	1
Equity in earnings of subsidiaries	7	40	138	—	(185)	—
Net income	$4	$7	$40	$138	$(185)	$4

Comprehensive income	$7	$11	$43	$141	$(195)	$7

Consolidating Condensed Balance Sheets

As of March 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$552	$—	$300	$—	$854
Receivables, net	—	—	172	392	—	564
Deferred income taxes	—	9	102	31	—	142
Other current assets	2	82	98	335	—	517
Total current assets	4	643	372	1,058	—	2,077

Property and equipment, net	—	118	323	188	—	629
Deferred income taxes	20	1,196	139	—	(31)	1,324
Goodwill	—	—	487	326	—	813
Other intangibles, net	—	32	539	285	—	856
Other non-current assets	95	79	22	146	—	342
Intercompany receivables	208	350	1,016	714	(2,288)	—
Investment in subsidiaries	299	3,004	3,191	—	(6,494)	—
Total assets exclusive of assets under vehicle programs	626	5,422	6,089	2,717	(8,813)	6,041

Assets under vehicle programs:
Program cash	—	—	—	61	—	61
Vehicles, net	—	17	85	10,675	—	10,777
Receivables from vehicle manufacturers and other	—	3	—	248	—	251
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	20	85	11,346	—	11,451
Total assets	$626	$5,442	$6,174	$14,063	$(8,813)	$17,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$17	$211	$472	$789	$—	$1,489
Short-term debt and current portion of long-term debt	—	236	5	3	—	244
Total current liabilities	17	447	477	792	—	1,733

Long-term debt	—	2,978	4	499	—	3,481
Other non-current liabilities	88	99	235	341	(31)	732
Intercompany payables	—	1,614	318	356	(2,288)	—
Total liabilities exclusive of liabilities under vehicle programs	105	5,138	1,034	1,988	(2,319)	5,946

Liabilities under vehicle programs:
Debt	—	5	82	1,416	—	1,503
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,838	—	6,838
Deferred income taxes	—	—	2,054	182	—	2,236
Other	—	—	—	448	—	448
	—	5	2,136	8,884	—	11,025
Total stockholders’ equity	521	299	3,004	3,191	(6,494)	521
Total liabilities and stockholders’ equity	$626	$5,442	$6,174	$14,063	$(8,813)	$17,492

As of December 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$210	$—	$412	$—	$624
Receivables, net	—	—	177	422	—	599
Deferred income taxes	—	23	102	34	—	159
Other current assets	3	86	78	289	—	456
Total current assets	5	319	357	1,157	—	1,838

Property and equipment, net	—	112	325	201	—	638
Deferred income taxes	19	1,199	138	—	(4)	1,352
Goodwill	—	—	487	355	—	842
Other intangibles, net	—	38	545	303	—	886
Other non-current assets	104	81	22	148	—	355
Intercompany receivables	205	344	978	672	(2,199)	—
Investment in subsidiaries	468	3,072	3,316	—	(6,856)	—
Total assets exclusive of assets under vehicle programs	801	5,165	6,168	2,836	(9,059)	5,911

Assets under vehicle programs:
Program cash	—	—	—	119	—	119
Vehicles, net	—	7	87	10,121	—	10,215
Receivables from vehicle manufacturers and other	—	1	—	361	—	362
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	8	87	10,963	—	11,058
Total assets	$801	$5,173	$6,255	$13,799	$(9,059)	$16,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$39	$200	$462	$790	$—	$1,491
Short-term debt and current portion of long-term debt	—	13	4	11	—	28
Total current liabilities	39	213	466	801	—	1,519

Long-term debt	—	2,825	6	561	—	3,392
Other non-current liabilities	97	100	232	341	(4)	766
Intercompany payables	—	1,558	313	328	(2,199)	—
Total liabilities exclusive of liabilities under vehicle programs	136	4,696	1,017	2,031	(2,203)	5,677

Liabilities under vehicle programs:
Debt	—	9	84	1,683	—	1,776
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,340	—	6,340
Deferred income taxes	—	—	2,082	185	—	2,267
Other	—	—	—	244	—	244
	—	9	2,166	8,452	—	10,627
Total stockholders’ equity	665	468	3,072	3,316	(6,856)	665
Total liabilities and stockholders’ equity	$801	$5,173	$6,255	$13,799	$(9,059)	$16,969

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$12	$45	$446	$—	$503

Investing activities
Property and equipment additions	—	(4)	(19)	(18)	—	(41)
Proceeds received on asset sales	—	1	—	2	—	3
Net assets acquired (net of cash acquired)	—	—	—	(36)	—	(36)
Intercompany loan advances	—	—	(24)	—	24	—
Other, net	33	—	1	—	(34)	—
Net cash provided by (used in) investing activities exclusive of vehicle programs	33	(3)	(42)	(52)	(10)	(74)

Vehicle programs:
Decrease in program cash	—	—	—	51	—	51
Investment in vehicles	—	(3)	—	(3,192)	—	(3,195)
Proceeds received on disposition of vehicles	—	4	—	2,440	—	2,444
	—	1	—	(701)	—	(700)
Net cash provided by (used in) investing activities	33	(2)	(42)	(753)	(10)	(774)

Financing activities
Proceeds from long-term borrowings	—	375	—	1	—	376
Payments on long-term borrowings	—	(4)	(1)	(1)	—	(6)
Net change in short-term borrowings	—	—	—	(7)	—	(7)
Intercompany loan borrowings	—	—	—	24	(24)	—
Repurchases of common stock	(33)	—	—	—	—	(33)
Debt financing fees	—	(6)	—	—	—	(6)
Other, net	—	(33)	—	(1)	34	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(33)	332	(1)	16	10	324

Vehicle programs:
Proceeds from borrowings	—	—	—	3,667	—	3,667
Payments on borrowings	—	—	(2)	(3,456)	—	(3,458)
Debt financing fees	—	—	—	(6)	—	(6)
	—	—	(2)	205	—	203
Net cash provided by (used in) financing activities	(33)	332	(3)	221	10	527

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(26)	—	(26)

Net increase (decrease) in cash and cash equivalents	—	342	—	(112)	—	230
Cash and cash equivalents, beginning of period	2	210	—	412	—	624
Cash and cash equivalents, end of period	$2	$552	$—	$300	$—	$854

Three Months Ended March 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$2	$284	$14	$90	$—	$390

Investing activities
Property and equipment additions	—	(3)	(17)	(16)	—	(36)
Proceeds received on asset sales	—	2	—	1	—	3
Net assets acquired (net of cash acquired)	—	—	—	(124)	—	(124)
Other, net	57	(7)	—	—	(57)	(7)
Net cash provided by (used in) investing activities exclusive of vehicle programs	57	(8)	(17)	(139)	(57)	(164)

Vehicle programs:
Decrease in program cash	—	—	—	12	—	12
Investment in vehicles	—	(1)	(8)	(3,266)	—	(3,275)
Proceeds received on disposition of vehicles	—	3	—	2,467	—	2,470
	—	2	(8)	(787)	—	(793)
Net cash provided by (used in) investing activities	57	(6)	(25)	(926)	(57)	(957)

Financing activities
Proceeds from long-term borrowings	—	—	—	295	—	295
Payments on long-term borrowings	—	(4)	(1)	—	—	(5)
Net change in short-term borrowings	—	—	—	11	—	11
Repurchases of common stock	(67)	—	—	—	—	(67)
Debt financing fees	—	—	—	(5)	—	(5)
Other, net	(1)	(57)	—	—	57	(1)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(68)	(61)	(1)	301	57	228

Vehicle programs:
Proceeds from borrowings	—	—	—	3,775	—	3,775
Payments on borrowings	—	—	—	(3,280)	—	(3,280)
Debt financing fees	—	—	—	(7)	—	(7)
	—	—	—	488	—	488
Net cash provided by (used in) financing activities	(68)	(61)	(1)	789	57	716

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1)	—	(1)

Net increase (decrease) in cash and cash equivalents	(9)	217	(12)	(48)	—	148
Cash and cash equivalents, beginning of period	14	242	12	425	—	693
Cash and cash equivalents, end of period	$5	$459	$—	$377	$—	$841

15.	Subsequent Events

In April 2015, the Company used proceeds from its issuance of $375 million 5¼% Senior Notes due 2025 to redeem the remaining $223 million principal amount of its 9¾% Senior Notes due 2020 and to finance a portion of its acquisition of Maggiore Group. In connection with this redemption, the Company expects to record debt extinguishment costs of approximately $23 million.

In April 2015, the Company completed the acquisition of Maggiore Group, a leading provider of vehicle rental services in Italy, for approximately $160 million, net of acquired cash and short-term investments.

In April 2015, the Company amended its European fleet securitization program to extend its maturity, lower its cost and increase its capacity to €1.0 billion.

*    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2015 (the “2014 Form 10-K”). Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2014 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

OVERVIEW

Our Company

We operate three of the most recognized brands in the global vehicle rental and car sharing industry, Avis, Budget and Zipcar. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve, with a rental fleet of more than 500,000 vehicles. We also license the use of the Avis and Budget trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate the Avis, Budget and/or Zipcar brands in approximately 175 countries throughout the world.

Our Segments

We categorize our operations into two reportable business segments: Americas, consisting primarily of our Avis and Budget vehicle rental operations in North America, South America, Central America and the Caribbean, and our car sharing operations in certain of these markets; and International, consisting primarily of our Avis and Budget vehicle rental operations in Europe, the Middle East, Africa, Asia, Australia and New Zealand, and our car sharing operations in certain of these markets. In conjunction with a change in our management structure in first quarter 2015, which resulted in a change to our reportable segments, the financial results of our North America, South America, Central America and Caribbean operations are now included in our Americas reportable segment. Segment financial information presented below has been recast to conform with our current business segment reporting alignment for all periods presented.

Business and Trends

Our revenues are derived principally from vehicle rentals in our Company-owned operations and include:

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

We believe that the following factors, among others, may affect and/or impact our financial condition and results of operations:

•	general travel demand, including worldwide enplanements;

•	fleet, pricing, marketing and strategic decisions made by us and by our competitors;

•	changes in fleet costs and in conditions in the used vehicle marketplace, as well as manufacturer recalls;

•	changes in borrowing costs and in market willingness to purchase corporate and vehicle-related debt;

•	demand for truck rentals and car sharing services;

•	changes in the price of gasoline; and

•	changes in currency exchange rates.
Thus far in 2015, we have continued to operate in an uncertain and uneven economic environment. Nonetheless, we continue to anticipate that worldwide demand for vehicle rental and car sharing services will increase in 2015, most likely against a backdrop of modest and uneven global economic growth. Our access to new fleet vehicles has been adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand, and we expect that to continue to be the case. We will look to pursue opportunities for pricing increases in 2015 to enhance our returns on invested capital and profitability.

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

Year-to-Date Highlights

In the three months ended March 31, 2015:

•	Our net revenues, at $1.9 billion, remained level compared to prior year, despite an approximately $85 million negative impact from currency exchange rate movements.

•	Adjusted EBITDA totaled $117 million, unchanged from the prior year.

•	We repurchased $31 million of our common stock, reducing our shares outstanding by approximately 0.5 million shares.

•	We acquired our Avis and Budget licensees in Norway, Sweden and Denmark, and agreed to acquire Maggiore Group, the fourth-largest vehicle rental company in Italy.

•
We issued $375 million of 5¼% Senior Notes due 2025, the proceeds of which have been used during April primarily to redeem all $223 million of our outstanding 9¾% Senior Notes due 2020 and to finance a portion of our acquisition of Maggiore Group.

RESULTS OF OPERATIONS

We measure performance using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers, both of which exclude our U.S. truck rental and Zipcar car sharing operations. We also measure our ancillary revenues (rental-transaction revenue other than T&M revenue), such as from the sale of collision and loss damage waivers, insurance products, fuel service options and portable GPS navigation unit rentals. Our vehicle rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics. In addition, per-unit fleet costs exclude U.S. truck rental operations.

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

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Our consolidated results of operations comprised the following:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Revenues
Vehicle rental	$1,319	$1,329	$(10)	(1%)
Other	531	533	(2)	0%
Net revenues	1,850	1,862	(12)	(1%)

Expenses
Operating	985	1,000	(15)	(2%)
Vehicle depreciation and lease charges, net	432	433	(1)	0%
Selling, general and administrative	248	248	—	0%
Vehicle interest, net	68	64	4	6%
Non-vehicle related depreciation and amortization	49	41	8	20%
Interest expense related to corporate debt, net	52	56	(4)	(7%)
Transaction-related costs	31	8	23	*
Restructuring expense	1	7	(6)	(86%)
Total expenses	1,866	1,857	9	0%

Income (loss) before income taxes	(16)	5	(21)	*
Provision for (benefit from) income taxes	(7)	1	(8)	*

Net income (loss)	$(9)	$4	$(13)	*
__________

*	Not meaningful.

During first quarter 2015, our net revenues were essentially unchanged as a 5% increase in total rental days was largely offset by an approximately $85 million (5%) negative impact from currency exchange rate movements.

Total expenses increased as a result of increased volumes, a 6% increase in our car rental fleet and transaction-related costs resulting from a non-cash charge for the write-off of an intangible license agreement asset in connection with the acquisition of our Avis and Budget licensee in Scandinavia. These increases were largely offset by a positive impact from currency exchange rate movements on expenses of approximately $110 million. As a result of these items, our net income decreased by $13 million. Our effective tax rates were a benefit of 44% and a provision of 20% for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015, the Company reported a loss of $0.09 per diluted share, which includes after-tax transaction costs of ($0.20) per share. For the three months ended March 31, 2014, the Company reported earnings of $0.03 per diluted share, which includes after-tax transaction costs of ($0.05) per share and after-tax restructuring expense of ($0.04) per share.

In the three months ended March 31, 2015:

•	Operating expenses decreased to 53.2% of revenue from 53.7% compared to the prior-year period, as rental volumes increased.

•	Vehicle depreciation and lease charges increased to 23.4% of revenue from 23.2% compared to first quarter 2014.

•	Selling, general and administrative costs increased to 13.4% of revenue from 13.3% in first quarter 2014.

•	Vehicle interest costs were 3.7% of revenue compared to 3.5% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2015	2014	% Change	2015	2014	% Change
Americas	$1,375	$1,330	3%	$115	$115	0%
International	475	532	(11%)	16	14	14%
Corporate and Other (a)	—	—	*	(14)	(12)	*
Total Company	$1,850	$1,862	(1%)	117	117	0%

Less:	Non-vehicle related depreciation and amortization			49	41
Interest expense related to corporate debt, net				52	56
Transaction-related costs (b)				31	8
Restructuring expense				1	7
Income (loss) before income taxes				$(16)	$5
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	2015	2014	% Change
Revenue	$1,375	$1,330	3%
Adjusted EBITDA	115	115	0%

Revenues increased 3% in first quarter 2015 compared with first quarter 2014, primarily due to 5% growth in rental volumes, partially offset by a $9 million negative impact from currency exchange rate movements.

Adjusted EBITDA remained level in first quarter 2015 compared with first quarter 2014, with increased rental volumes accompanied by higher costs.

In the three months ended March 31, 2015:

•	Operating expenses were 51.6% of revenue, compared to 52.1% in the prior-year period, principally due to increased rental volumes.

•	Vehicle depreciation and lease charges increased to 24.7% of revenue from 24.0% in first quarter 2014, primarily due to lower fleet utilization.

•	Selling, general and administrative costs, at 11.2% of revenue, remained level compared to the prior-year period.

•	Vehicle interest costs were 4.1% of revenue compared to 4.0% in first quarter 2014.

International

	2015	2014	% Change
Revenue	$475	$532	(11%)
Adjusted EBITDA	16	14	14%

Revenues decreased 11% during first quarter 2015 compared to first quarter 2014, primarily due to a $76 million (14%) negative impact on revenues from currency exchange rate changes and a 3% decrease in pricing in constant currency, partially offset by a 5% increase in rental volumes and an 8% constant-currency increase in ancillary revenue. Total revenue per rental day remained unchanged in constant-currency.

Adjusted EBITDA increased $2 million in first quarter 2015 compared to first quarter 2014, primarily due to a $15 million positive impact from currency exchange rate changes, including hedging gains, and an increase in rental volumes, partially offset by lower pricing.

In the three months ended March 31, 2015:

•	Operating expenses were 57.3% of revenue, a decrease from 57.8% in the prior-year period, due to currency hedge gains.

•	Vehicle depreciation and lease charges decreased to 19.5% of revenue from 21.3% compared to first quarter 2014, driven by 8% lower per-unit fleet costs in constant currency.

•	Selling, general and administrative costs increased to 17.4% of revenue from 16.3% in the prior-year period, primarily due to an increase in partnership commissions and brand marketing.

•	Vehicle interest costs increased to 2.5% of revenue compared to 2.1% in first quarter 2014 primarily due to increased vehicle-backed debt borrowings.

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

FINANCIAL CONDITION

	March 31, 2015	December 31, 2014	Change
Total assets exclusive of assets under vehicle programs	$6,041	$5,911	$130
Total liabilities exclusive of liabilities under vehicle programs	5,946	5,677	269
Assets under vehicle programs	11,451	11,058	393
Liabilities under vehicle programs	11,025	10,627	398
Stockholders’ equity	521	665	(144)

Total assets exclusive of assets under vehicle programs increased primarily due to a temporary increase in cash from the issuance of 5¼% Senior Notes due 2025 (see “Liquidity and Capital Resources”), largely offset by currency translation adjustments. Total liabilities exclusive of liabilities under vehicle programs increased primarily due to a temporary increase in corporate debt (see “Liquidity and Capital Resources” regarding the changes in our corporate financings).

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet and associated funding. The decrease in stockholders’ equity is primarily due to currency translation adjustments and the repurchase of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the three months ended March 31, 2015, we issued $375 million of 5¼% Senior Notes due 2025 at par. In April 2015, proceeds from these borrowings were used to redeem the remaining $223 million principal amount of our 9¾% Senior Notes due 2020 and to finance a portion of our acquisition of Maggiore Group. In addition, we repurchased approximately 0.5 million shares of our outstanding common stock during the three months ended March 31, 2015, and increased our borrowings under vehicle programs to fund the seasonal increase in our rental fleet.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2015	2014	Change
Cash provided by (used in):
Operating activities	$503	$390	$113
Investing activities	(774)	(957)	183
Financing activities	527	716	(189)
Effect of exchange rate changes	(26)	(1)	(25)
Net increase in cash and cash equivalents	230	148	82
Cash and cash equivalents, beginning of period	624	693	(69)
Cash and cash equivalents, end of period	$854	$841	$13

During the three months ended March 31, 2015, we generated $113 million more cash from operating activities compared with the same period in 2014, principally due to the timing of working capital items.

The decrease in cash used in investing activities during the three months ended March 31, 2015 compared with the same period in 2014 is primarily due to a decrease in vehicle purchases in 2015 and the acquisition of our Budget licensee in Edmonton in 2014, partially offset by the acquisition of our Avis and Budget licensees in Norway, Sweden and Denmark in 2015.

The decrease in cash provided by financing activities during the three months ended March 31, 2015 compared with the same period in 2014 is primarily due to a decrease in net borrowings under vehicle programs, partially offset by an increase in corporate borrowings completed in the quarter.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2015, we had approximately $12 billion of indebtedness, including corporate indebtedness of approximately $3.7 billion and debt under vehicle programs of approximately $8.3 billion.

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	March 31,	December 31,
		2015	2014
4⅞% Senior Notes	November 2017	$300	$300
Floating Rate Senior Notes (a)	December 2017	248	248
Floating Rate Term Loan (b)	March 2019	977	980
9¾% Senior Notes	March 2020	223	223
6% Euro-denominated Senior Notes (c)	March 2021	499	561
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
5¼% Senior Notes	March 2025	375	—
Other		29	34
Total		$3,725	$3,420
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.01% at March 31, 2015; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(b)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of March 31, 2015, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

(c)	The reduction in the balance principally reflects currency translation adjustments.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of	As of
	March 31,	December 31,
	2015	2014
Americas - Debt due to Avis Budget Rental Car Funding (a)	$6,838	$6,340
Americas - Debt borrowings (b)	602	746
International - Debt borrowings (c)	591	685
International - Capital leases (c)	289	314
Other	21	31
Total	$8,341	$8,116
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	The decrease results from the timing of borrowings.

(c)	The decrease principally reflects currency translation adjustments.

As of March 31, 2015, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,800	$—	$741	$1,059
Other facilities (b)	11	1	—	10
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 2.95% to 5.69% as of March 31, 2015.

At March 31, 2015, we had various uncommitted credit facilities available, under which we had drawn approximately $1 million, which bear interest at rates between 0.41% and 2.50%.

The following table presents available funding under our debt arrangements related to our vehicle programs at March 31, 2015:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,458	$6,838	$2,620
Americas - Debt borrowings (c)	929	602	327
International - Debt borrowings (d)	1,596	591	1,005
International - Capital leases (e)	340	289	51
Other	21	21	—
Total	$12,344	$8,341	$4,003
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.5 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $832 million of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $283 million of underlying vehicles and related assets.

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

As discussed above, as of March 31, 2015, we have cash and cash equivalents of $854 million, available borrowing capacity under our committed credit facilities of approximately $1.1 billion and available capacity under our vehicle programs of approximately $4.0 billion.

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

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings including a maximum leverage ratio. As of March 31, 2015, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2014 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2014 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $1.4 billion from December 31, 2014, to approximately $5.3 billion at March 31, 2015. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 7 and 8 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2014 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, business combinations, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2015 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2015 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended March 31, 2015. For additional information regarding our long-term borrowings and financial instruments, see Notes 7, 8 and 12 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period ended March 31, 2015.

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

In February 2015, the French Competition Authority issued a statement of objections alleging that several car rental companies, including the Company and two of its European subsidiaries, violated competition law by exchanging confidential information with twelve French airports and the car rental companies operating at those airports and by engaging in a concerted practice relating to train station surcharges. The Company believes that it has valid defenses and intends to vigorously defend against the allegations.
In March 2015, the Canadian Competition Bureau filed an application with the Competition Tribunal alleging that the Company and two of its Canadian subsidiaries engaged in deceptive marketing practices with regard to certain charges that consumers are invoiced related to renting a vehicle and associated products in Canada. The application seeks penalties against the Company and its subsidiaries totaling approximately $25 million as well as reimbursements to current and former customers of amounts collected and retained by the Company related to the alleged deceptive marketing practices. The Company believes it has valid defenses and intends to vigorously defend against the allegations.

For additional information regarding the Company’s legal proceedings, please refer to the Company’s 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of Avis Budget Group’s common stock repurchases by month for the quarter ended March 31, 2015:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	159,781	$62.58	159,781	$274,453,525
February 1-28, 2015	97,917	61.27	97,917	268,453,927
March 1-31, 2015	251,155	58.73	251,155	253,703,261
Total	508,853	$60.43	508,853	$253,703,261
__________

(a)
Excludes, for the three months ended March 31, 2015, 685,647 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

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

Date: May 5, 2015
/s/ David B. Wyshner
David B. Wyshner
Senior Executive Vice President and
Chief Financial Officer

Date: May 5, 2015
/s/ David T. Calabria
David T. Calabria
Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
4.1
Indenture dated as of March 11, 2015 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2015).

4.2	Form of 5.25% Senior Notes Due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2015).
10.1
Series 2015-1 Supplement, dated as of January 29, 2015, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-1 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2015).

10.2
Purchase Agreement, dated as of March 4, 2015, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated for itself and on behalf of the several initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2015).

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