Form 10-Q
period 2015-06-30
AVIS BUDGET GROUP, INC.
filed 2015-08-04
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the issuer’s common stock was 103,465,185 shares as of July 31, 2015.

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2014 Annual Report on Form 10-K and our Current Report on Form 8-K filed May 6, 2015, could cause actual results to differ materially from those projected in any forward-looking statements.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Vehicle rental	$1,533	$1,553	$2,852	$2,882
Other	640	641	1,171	1,174
Net revenues	2,173	2,194	4,023	4,056

Expenses
Operating	1,092	1,105	2,077	2,105
Vehicle depreciation and lease charges, net	498	517	930	950
Selling, general and administrative	281	287	529	535
Vehicle interest, net	75	72	143	136
Non-vehicle related depreciation and amortization	56	45	105	86
Interest expense related to corporate debt, net:
Interest expense	45	55	97	111
Early extinguishment of debt	23	56	23	56
Transaction-related costs	18	8	49	16
Restructuring expense	3	1	4	8
Total expenses	2,091	2,146	3,957	4,003

Income before income taxes	82	48	66	53
Provision for (benefit from) income taxes	(61)	22	(68)	23

Net income	$143	$26	$134	$30

Comprehensive income	$151	$31	$48	$38

Earnings per share
Basic	$1.36	$0.25	$1.27	$0.29
Diluted	$1.34	$0.24	$1.25	$0.28

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$529	$624
Receivables, net	685	599
Deferred income taxes	144	159
Other current assets	763	456
Total current assets	2,121	1,838

Property and equipment, net	637	638
Deferred income taxes	1,261	1,352
Goodwill	971	842
Other intangibles, net	946	886
Other non-current assets	343	355
Total assets exclusive of assets under vehicle programs	6,279	5,911

Assets under vehicle programs:
Program cash	143	119
Vehicles, net	13,395	10,215
Receivables from vehicle manufacturers and other	220	362
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	362
	14,120	11,058
Total assets	$20,399	$16,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,697	$1,491
Short-term debt and current portion of long-term debt	32	28
Total current liabilities	1,729	1,519

Long-term debt	3,520	3,392
Other non-current liabilities	723	766
Total liabilities exclusive of liabilities under vehicle programs	5,972	5,677

Liabilities under vehicle programs:
Debt	2,736	1,776
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	8,350	6,340
Deferred income taxes	2,141	2,267
Other	604	244
	13,831	10,627
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 million shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 million shares; issued 137,093,424 and 137,093,424 shares	1	1
Additional paid-in capital	7,033	7,212
Accumulated deficit	(1,981)	(2,115)
Accumulated other comprehensive loss	(108)	(22)
Treasury stock, at cost—32,699,990 and 31,386,746 shares	(4,349)	(4,411)
Total stockholders’ equity	596	665
Total liabilities and stockholders’ equity	$20,399	$16,969

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$134	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	913	898
Gain on sale of vehicles, net	(51)	(24)
Non-vehicle related depreciation and amortization	105	86
Amortization of debt financing fees	23	20
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(68)	(131)
Income taxes and deferred income taxes	(72)	5
Accounts payable and other current liabilities	(72)	20
Other, net	115	107
Net cash provided by operating activities	1,027	1,011

Investing activities
Property and equipment additions	(80)	(80)
Proceeds received on asset sales	6	6
Net assets acquired (net of cash acquired)	(222)	(125)
Other, net	(1)	(8)
Net cash used in investing activities exclusive of vehicle programs	(297)	(207)

Vehicle programs:
Increase in program cash	(30)	(29)
Investment in vehicles	(7,939)	(8,214)
Proceeds received on disposition of vehicles	4,549	4,382
	(3,420)	(3,861)
Net cash used in investing activities	(3,717)	(4,068)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Financing activities
Proceeds from long-term borrowings	376	695
Payments on long-term borrowings	(281)	(747)
Net change in short-term borrowings	(13)	—
Repurchases of common stock	(114)	(146)
Debt financing fees	(7)	(11)
Other, net	—	(1)
Net cash used in financing activities exclusive of vehicle programs	(39)	(210)

Vehicle programs:
Proceeds from borrowings	9,018	9,536
Payments on borrowings	(6,347)	(6,417)
Debt financing fees	(17)	(10)
	2,654	3,109
Net cash provided by financing activities	2,615	2,899

Effect of changes in exchange rates on cash and cash equivalents	(20)	2

Net decrease in cash and cash equivalents	(95)	(156)
Cash and cash equivalents, beginning of period	624	693
Cash and cash equivalents, end of period	$529	$537

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

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K (the “2014 Form 10-K”) and the Company’s Current Report on Form 8-K filed May 6, 2015, which updated the 2014 Form 10-K for a change in the Company’s reportable segments.

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

Transaction-related costs. Transaction-related costs are classified separately in the Consolidated Condensed Statements of Comprehensive Income. These costs are comprised of expenses related to acquisition-related activities such as due-diligence and other advisory costs, expenses related to the integration of the acquiree’s operations with those of the Company, including the implementation of best practices and process improvements, non-cash charges related to re-acquired rights, expenses related to pre-acquisition contingencies and contingent consideration related to acquisitions.

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three and six months ended June 30, 2015, the Company recorded losses of $6 million and $10 million, respectively, on such items. During the three and six months ended June 30, 2014, the Company recorded losses of $2 million and $4 million, respectively, on such items.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract. ASU 2015-05 becomes effective for the Company on January 1, 2016. The Company is currently evaluating the impact of this accounting pronouncement on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 becomes effective for the Company on January 1, 2016 and will be applied retrospectively to all periods presented. The adoption of this accounting pronouncement will result in the Company presenting debt issuance costs as a direct deduction from the carrying amount of debt on the Company’s balance sheet, rather than in other non-current assets.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which affects how reporting entities evaluate whether they should consolidate certain legal entities. ASU 2015-02 becomes effective for the Company on January 1, 2016. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminates from GAAP the concept of extraordinary items. ASU 2015-01 becomes effective for the Company on January 1, 2016. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. ASU 2014-15 becomes effective for the Company on January 1, 2016. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. ASU 2014-12 becomes effective for the Company on January 1, 2016. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. ASU 2014-09 becomes effective for the Company on

January 1, 2018. The Company is currently evaluating the impact of this accounting pronouncement on its consolidated financial statements.

2.	Restructuring Activities

In 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (the “T15 restructuring”). During the six months ended June 30, 2015, as part of this process, the Company formally communicated the termination of employment to approximately 250 employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. As of June 30, 2015, the Company has terminated approximately 100 of these employees. The Company expects further restructuring expense of approximately $5 million related to this initiative to be incurred in 2015, plus approximately $20 million to be incurred in 2015 in connection with other initiatives.

Subsequent to the acquisition of Avis Europe plc, the Company began a restructuring initiative, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes (the “Avis Europe restructuring”). During the six months ended June 30, 2015, the Company did not record restructuring expense related to this restructuring initiative.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reportable segments, and by category, for restructuring expense and corresponding payments:

	Americas	International	Total
Balance as of January 1, 2015	$4	$13	$17
T15 restructuring expense	2	2	4
Avis Europe restructuring payment	(1)	(6)	(7)
T15 restructuring payment	(3)	(2)	(5)
Balance as of June 30, 2015	$2	$7	$9

	Personnel Related	Facility Related	Total
Balance as of January 1, 2015	$14	$3	$17
T15 restructuring expense	4	—	4
Avis Europe restructuring payment	(6)	(1)	(7)
T15 restructuring payment	(5)	—	(5)
Balance as of June 30, 2015	$7	$2	$9

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income for basic EPS	$143	$26	$134	$30
Convertible note interest, net of tax	—	1	—	1
Net income for diluted EPS	$143	$27	$134	$31

Basic weighted average shares outstanding	105.5	105.1	105.8	105.8
Options and non-vested stock (a)	1.2	1.9	1.3	2.0
Convertible debt	—	4.0	—	4.0
Diluted weighted average shares outstanding	106.7	111.0	107.1	111.8

Earnings per share:
Basic	$1.36	$0.25	$1.27	$0.29
Diluted	$1.34	$0.24	$1.25	$0.28
__________

(a)
For the three and six months ended June 30, 2015, 0.2 million and 0.1 million non-vested stock awards, respectively, have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding. For the three and six months ended June 30, 2014, the number of anti-dilutive securities which were excluded from the computation of diluted earnings per share was not significant.

4.	Acquisitions

2015

Maggiore Group

In April 2015, the Company completed the acquisition of Maggiore Group (“Maggiore”) for approximately $160 million, net of acquired cash and short-term investments. The investment will enable the Company to expand its footprint with a leading provider of vehicle rental services in Italy. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $77 million was recorded in goodwill, $51 million was recorded in customer relationships, $34 million related to the trade name was recorded in other intangibles and $11 million was recorded in license agreements. The customer relationships, trade name and license agreements will be amortized over a weighted average useful life of approximately ten years. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

Brazil

In April 2015, the Company acquired the remaining 50% equity interest in its Brazilian Licensee (“Brazil”), which is now a wholly-owned subsidiary, for cash consideration of $8 million plus $46 million principally to acquire debt interests and settle certain debt and accrued interest obligations. The acquisition will enable the Company to significantly increase its presence in the Brazilian car rental market. The Company previously accounted for its 50% interest in Brazil as an equity-method investment and accordingly, to recognize Brazil as a wholly-owned subsidiary, remeasured its previously held equity method investment to fair value using the Income approach-discounted cash flow method (Level 3), resulting in a loss of $8 million during second quarter 2015 as part of transaction-related costs. The results of the operations of Brazil and the fair value of its assets and liabilities have been included in the Company’s Consolidated Condensed Financial Statements from the date of the acquisition. As the fair value of the licensee’s liabilities exceeded its assets,
$73 million was allocated to goodwill for the excess of the purchase price over preliminary fair value of net assets acquired, which was assigned to the Company’s Americas reportable segment. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

Scandinavian Licensee

In January 2015, the Company completed the acquisition of its Avis and Budget licensees in Norway, Sweden and Denmark for approximately $39 million, net of acquired cash. The investment will enable the Company to expand its footprint of Company-operated locations. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $31 million was recorded in license agreements and $21 million was recorded in goodwill. The license agreements will be amortized over a weighted average useful life of approximately eight years. In addition, at the time of acquisition, the Company recorded a $22 million non-cash charge within transaction-related costs in connection with license rights reacquired by the Company. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

2014

Budget Licensees

During 2014, the Company completed the acquisition of its Budget licensees for Edmonton, Canada; Southern California and Las Vegas, and reacquired the right to operate the Budget brand in Portugal, for an aggregate of approximately $263 million, plus $132 million for acquired fleet. These investments enabled the Company to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing vehicle financing arrangements. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s Americas reportable segment for Edmonton, Southern California and Las Vegas and to the Company’s International reportable segment for Portugal. In connection with these acquisitions, approximately $58 million was recorded in identifiable intangible assets (consisting of $10 million related to customer relationships and $48 million related to license agreements) and $192 million was recorded in goodwill. The customer relationships will be amortized over a weighted average useful life of approximately 12 years and the license agreements will be amortized over a weighted average useful life of approximately three years. During 2014, the Company recorded a non-cash gain of approximately $20 million within transaction-related costs in connection with license rights reacquired by the Company. Goodwill is deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized for Southern California and Las Vegas and is therefore subject to change. Differences between the preliminary allocation of purchase price and the final allocation were not material for Edmonton and Portugal.

5.	Other Current Assets

Other current assets consisted of:

	As of June 30, 2015	As of December 31, 2014
Sales and use taxes	$389	$125
Prepaid expenses	219	192
Other	155	139
Other current assets	$763	$456

6.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$261	$66	$195	$259	$59	$200
Customer relationships (a)	213	58	155	167	50	117
Other (a)	44	6	38	8	3	5
Total	$518	$130	$388	$434	$112	$322

Unamortized Intangible Assets
Goodwill (b)	$971			$842
Trademarks	$558			$564
__________

(a)	The increases in carrying amounts reflect the acquisition of Maggiore.

(b)	The change in the carrying amount since December 31, 2014 reflects acquisitions, partially offset by a currency translation reduction of $43 million.

For the three months ended June 30, 2015 and 2014, amortization expense related to amortizable intangible assets was approximately $16 million and $9 million, respectively. For the six months ended June 30, 2015 and 2014, amortization expense related to amortizable intangible assets was approximately $27 million and $16 million, respectively. Based on the Company’s amortizable intangible assets at June 30, 2015, the Company expects amortization expense of approximately $30 million for the remainder of 2015, $57 million for 2016, $52 million for 2017, $41 million for 2018, $40 million for 2019 and $40 million for 2020.

7.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	June 30,	December 31,
	2015	2014
Rental vehicles	$14,298	$11,006
Less: Accumulated depreciation	(1,398)	(1,465)
	12,900	9,541
Vehicles held for sale	495	674
Vehicles, net	$13,395	$10,215

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation expense	$490	$491	$913	$898
Lease charges	35	39	68	76
Gain on sales of vehicles, net	(27)	(13)	(51)	(24)
Vehicle depreciation and lease charges, net	$498	$517	$930	$950

At June 30, 2015 and 2014, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $577 million and $498 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $217 million and $170 million, respectively.

8.	Income Taxes
The Company’s effective tax rate for the six months ended June 30, 2015 is a benefit of 103.0%. Such rate differed from the Federal statutory rate of 35.0% primarily due to a $98 million income tax benefit related to resolution of a prior-year tax matter.
The Company’s effective tax rate for the six months ended June 30, 2014 is a provision of 43.4%. Such rate differed from the Federal statutory rate of 35.0% primarily due to the non-deductibility of certain transaction-related costs.

9.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	June 30,	December 31,
		2015	2014
4⅞% Senior Notes	November 2017	$300	$300
Floating Rate Senior Notes (a)	December 2017	248	248
Floating Rate Term Loan (b)	March 2019	975	980
9¾% Senior Notes	March 2020	—	223
6% Euro-denominated Senior Notes (c)	March 2021	516	561
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
5¼% Senior Notes	March 2025	375	—
Other		64	34
Total		3,552	3,420
Less: Short-term debt and current portion of long-term debt		32	28
Long-term debt		$3,520	$3,392
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.03% at June 30, 2015; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(b)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2015, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

(c)	The reduction in the balance principally reflects currency translation adjustments.

In March 2015, the Company issued $375 million of 5¼% Senior Notes due 2025 at par. In April 2015, the Company used net proceeds from the offering to redeem the remaining $223 million principal amount of its 9¾% Senior Notes due 2020 for $243 million plus accrued interest and to finance a portion of its acquisition of Maggiore.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At June 30, 2015, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,800	$—	$1,057	$743
Other facilities (b)	24	13	—	11
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 2.95%.

At June 30, 2015, the Company had various uncommitted credit facilities available, under which it had drawn approximately $1 million, which bear interest at rates between 1.09% and 2.50%.
DEBT COVENANTS

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of June 30, 2015, the Company is in compliance with the financial covenants governing its indebtedness.

10.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2015	2014
Americas - Debt due to Avis Budget Rental Car Funding (a)	$8,350	$6,340
Americas - Debt borrowings (a) (b)	946	746
International - Debt borrowings (a) (c)	1,476	685
International - Capital leases	304	314
Other	10	31
Total	$11,086	$8,116
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	The increase also includes additional borrowings related to the acquisition of Brazil.

(c)	The increase also includes additional borrowings related to the acquisition of Maggiore.

DEBT MATURITIES

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding at June 30, 2015.

Debt Under Vehicle Programs
Within 1 year (a)	$1,348
Between 1 and 2 years	4,340
Between 2 and 3 years	1,344
Between 3 and 4 years	1,842
Between 4 and 5 years	1,363
Thereafter	849
Total	$11,086
__________

(a)	Vehicle-backed debt maturing within one year primarily represents term asset-backed securities.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of June 30, 2015, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,650	$8,350	$1,300
Americas - Debt borrowings (c)	1,102	946	156
International - Debt borrowings (d)	2,183	1,476	707
International - Capital leases (e)	326	304	22
Other	10	10	—
Total	$13,271	$11,086	$2,185
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $9.9 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.8 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.3 billion of underlying vehicles and related assets.

DEBT COVENANTS

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2015, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In February 2015, the French Competition Authority issued a statement of objections alleging that several car rental companies, including the Company and two of its European subsidiaries, violated competition law by exchanging confidential information with twelve French airports and the car rental companies operating at those airports and by engaging in a concerted practice relating to train station surcharges. The Company believes that it has valid defenses and intends to vigorously defend against the allegations, but it is currently unable to predict the outcome of the proceedings or range of reasonably possible losses, which may be material.

Additionally, in March 2015, the Canadian Competition Bureau filed an application with the Competition Tribunal alleging that the Company and two of its Canadian subsidiaries engaged in deceptive marketing practices with regard to certain charges that consumers are invoiced related to renting a vehicle and associated products in Canada. The application seeks penalties against the Company and its subsidiaries totaling approximately $25 million as well as reimbursements to current and former customers of amounts collected and retained by the Company related to the alleged deceptive marketing practices. The Company believes that it has valid defenses and intends to vigorously defend against the allegations, but it is currently unable to predict the outcome of the proceedings or range of reasonably possible losses, which may be material.

The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including contract and licensee disputes, competition matters, employment matters, insurance claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. Excluding the French and Canadian competition matters discussed above, the Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, range up to approximately $20 million in excess of amounts accrued as of June 30, 2015; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $3.6 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Concentrations

Concentrations of credit risk at June 30, 2015 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Kia, Fiat, Toyota, Mercedes, Volvo and BMW, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $54 million and $33 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

12.	Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $635 million of its common stock under a plan originally approved in August 2013 and subsequently expanded in April and October 2014. During the six months ended June 30, 2015, the Company repurchased approximately 2.2 million shares of common stock at a cost of approximately $116 million under the program. During the six months ended June 30, 2014, the Company repurchased approximately 3.0 million shares of common stock at a cost of approximately $150 million under the program. As of June 30, 2015, $169 million of authorization remains available to repurchase common stock under this plan.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$143	$26	$134	$30
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $7, $(2), $(17) and $(2), respectively)	8	5	(84)	8
Net unrealized gain (loss) on available-for-sale securities (net of tax of $0, $0, $0 and $0, respectively)	(1)	2	(1)	1
Net unrealized gain (loss) on cash flow hedges (net of tax of $0, $1, $2 and $1, respectively)	—	(3)	(3)	(2)
Minimum pension liability adjustment (net of tax of $(1), $(1), $(1) and $(1), respectively)	1	1	2	1
	8	5	(86)	8
Total comprehensive income	$151	$31	$48	$38
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$51	$(1)	$2	$(74)	$(22)
Other comprehensive income (loss) before reclassifications	(84)	—	(1)	3	(82)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(1)	(4)
Net current-period other comprehensive income (loss)	(84)	(3)	(1)	2	(86)
Balance, June 30, 2015	$(33)	$(4)	$1	$(72)	$(108)

Balance, January 1, 2014	$166	$1	$2	$(52)	$117
Other comprehensive income (loss) before reclassifications	8	—	1	1	10
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	—	(2)
Net current-period other comprehensive income (loss)	8	(2)	1	1	8
Balance, June 30, 2014	$174	$(1)	$3	$(51)	$125
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $61 million gain, net of tax, as of June 30, 2015 related to the Company’s hedge of its net investment in Euro-denominated foreign operations (See Note 14 - Financial Instruments).

(a)
For the three and six months ended June 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into interest expense were $2 million ($2 million, net of tax) and $4 million ($3 million, net of tax), respectively. For the three and six months ended June 30, 2014, amounts reclassified from accumulated other comprehensive income (loss) $2 million ($1 million, net of tax) and $4 million ($2 million, net of tax), respectively.

(b)
For the three and six months ended June 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $1 million ($0 million, net of tax) and $2 million ($1 million, net of tax), respectively. For the three and six months ended June 30, 2014, amounts reclassified from accumulated other comprehensive income (loss) were not material.

13.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $6 million and $8 million ($4 million and $5 million, net of tax) during the three months ended June 30, 2015 and 2014, respectively, and $11 million and $16 million ($7 million and $10 million, net of tax) during the six months ended June 30, 2015 and 2014, respectively. In jurisdictions with net operating loss carryforwards, exercises and/or vestings of stock-based awards have generated $56 million of total tax deductions at June 30, 2015. Approximately $22 million of tax benefits will be recorded in additional paid-in capital when these tax deductions are realized in these jurisdictions.

The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards containing a market condition are as follows:

	Six Months Ended June 30,
	2015	2014
Expected volatility of stock price	37%	40%
Risk-free interest rate	0.74%	0.83%
Expected term of awards	3 years	3 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market-Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015 (a)	998	$27.26	1,884	$19.17	267	$14.90
Granted	250	61.17	230	55.51	—	—
Vested (b)	(536)	22.16	(982)	12.05	(156)	12.65
Forfeited/expired	(16)	38.59	(168)	18.89	—	—
Outstanding at June 30, 2015 (c)	696	$43.09	964	$35.12	111	$18.04
__________

(a)
Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted during the six months ended June 30, 2014 was $41.94 and $41.97, respectively.

(b)
The total grant date fair value of RSUs vested during the six months ended June 30, 2015 and 2014 was $24 million and $15 million, respectively. The total grant date fair value of cash units vested during the six months ended June 30, 2015 was $2 million.

(c)
The Company’s outstanding time-based RSUs, performance-based and market-based RSUs, and cash units had aggregate intrinsic values of $31 million, $42 million and $5 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $39 million and will be recognized over a weighted average vesting period of 1.2 years. The Company assumes that substantially all outstanding awards will vest over time.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2015	848	$2.92	$54	4.3
Granted	—	—	—
Exercised	(20)	5.40	1
Forfeited/expired	(1)	0.79	—
Outstanding and exercisable at June 30, 2015	827	$2.87	$34	3.8

14.	Financial Instruments

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

The Company has designated its 6% Euro-denominated notes as a hedge of its net investment in Euro-denominated foreign operations. For the three and six months ended June 30, 2015, the Company recorded an $11 million loss and a $26 million gain, respectively, in accumulated other comprehensive income as part of currency translation adjustments. There was no ineffectiveness related to the Company’s net investment hedges during the three and six months ended June 30, 2015 and 2014. The Company does not expect to reclassify any amounts from accumulated other comprehensive income into earnings over the next 12 months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. There was no ineffectiveness related to the Company’s cash flow hedges during the three and six months ended June 30, 2015 and 2014. The Company estimates that $8 million of losses currently recorded in accumulated other comprehensive income will be recognized in earnings over the next 12 months.

The Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

The Company held derivative instruments with absolute notional values as follows:

As of June 30, 2015
Interest rate caps (a)	$8,642
Interest rate swaps	1,837
Foreign exchange contracts	885

Commodity contracts (millions of gallons of unleaded gasoline)	11
__________

(a)
Represents $6.4 billion of interest rate caps sold, partially offset by approximately $2.2 billion of interest rate caps purchased. These amounts exclude $4.2 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2015		As of December 31, 2014
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$7	$1	$3

Derivatives not designated as hedging instruments
Interest rate caps (b)	—	3	—	10
Foreign exchange contracts (c)	15	12	5	2
Commodity contracts (c)	3	—	—	1
Total	$18	$22	$6	$16
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$(3)	$(3)	$(2)
Derivatives not designated as hedging instruments (b)
Foreign exchange contracts (c)	(19)	(11)	16	(29)
Commodity contracts (d)	4	1	4	1
Total	$(15)	$(13)	$17	$(30)
__________

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)
For the three months ended June 30, 2015, included a $19 million loss in interest expense and for the six months ended June 30, 2015, included a $2 million gain in interest expense and a $14 million gain in operating expense. For the three months ended June 30, 2014, included a $11 million loss in interest expense, and for the six months ended June 30, 2014, included a $26 million loss in interest expense and a $3 million loss in operating expense.

(d)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$32	$32	$28	$28
Long-term debt	3,520	3,491	3,392	3,439

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$8,350	$8,411	$6,340	$6,407
Vehicle-backed debt	2,733	2,748	1,766	1,771
Interest rate swaps and interest rate caps (a)	3	3	10	10
 __________

(a)	Derivatives in a liability position.

15.	Segment Information

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

	Three Months Ended June 30,
	2015		2014
	Revenues	Adjusted EBITDA	Revenues (a)	Adjusted EBITDA (b)
Americas	$1,556	$178	$1,542	$172
International	617	61	652	55
Corporate and Other (c)	—	(12)	—	(14)
Total Company	$2,173	227	$2,194	213

Less:	Non-vehicle related depreciation and amortization	56		45
Interest expense related to corporate debt, net:
Interest expense		45		55
Early extinguishment of debt		23		56
Transaction-related costs		18		8
Restructuring expense		3		1
Income before income taxes		$82		$48
__________
Previously reported amounts were recast for a change in the Company’s reportable segments. The financial results of the Company’s North America, South America, Central America and Caribbean operations are now reported in the Company’s Americas segment.

(a)	As a result of the change in the Company’s reportable segments, $15 million of revenues previously reported in International are now reported in the Americas in the three months ended June 30, 2014.

(b)
As a result of the change in the Company’s reportable segments, $2 million of Adjusted EBITDA previously reported in International is now reported in the Americas in the three months ended June 30, 2014.

(c)	Includes unallocated corporate overhead which is not attributable to a particular segment.

	Six Months Ended June 30,
	2015		2014
	Revenues	Adjusted EBITDA	Revenues (a)	Adjusted EBITDA (b)
Americas	$2,931	$293	$2,872	$287
International	1,092	77	1,184	69
Corporate and Other (c)	—	(26)	—	(26)
Total Company	$4,023	344	$4,056	330

Less:	Non-vehicle related depreciation and amortization	105		86
Interest expense related to corporate debt, net:
Interest expense		97		111
Early extinguishment of debt		23		56
Transaction-related costs		49		16
Restructuring expense		4		8
Income before income taxes		$66		$53
__________
Previously reported amounts were recast for a change in the Company’s reportable segments. The financial results of the Company’s North America, South America, Central America and Caribbean operations are now reported in the Company’s Americas segment.

(a)	As a result of the change in the Company’s reportable segments, $34 million of revenues previously reported in International are now reported in the Americas in the six months ended June 30, 2014.

(b)
As a result of the change in the Company’s reportable segments, $5 million of Adjusted EBITDA previously reported in International is now reported in the Americas in the six months ended June 30, 2014.

(c)	Includes unallocated corporate overhead which is not attributable to a particular segment.

Since December 31, 2014, there have been no significant changes in segment assets other than in the Company’s Americas and International segment assets under vehicle programs. As of June 30, 2015 and

December 31, 2014, Americas assets under vehicle programs were approximately $11.3 billion and $9.2 billion, respectively, and International assets under vehicle programs were approximately $2.8 billion and $1.9 billion, respectively.

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, Consolidating Condensed Balance Sheets as of June 30, 2015 and December 31, 2014, and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 9 - Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended June 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,055	$478	$—	$1,533
Other	—	—	307	866	(533)	640
Net revenues	—	—	1,362	1,344	(533)	2,173

Expenses
Operating	1	5	654	432	—	1,092
Vehicle depreciation and lease charges, net	—	—	476	500	(478)	498
Selling, general and administrative	9	3	162	107	—	281
Vehicle interest, net	—	—	52	78	(55)	75
Non-vehicle related depreciation and amortization	—	1	33	22	—	56
Interest expense related to corporate debt, net:
Interest expense (income)	—	42	(8)	11	—	45
Intercompany interest expense (income)	(3)	(3)	6	—	—	—
Early extinguishment of debt	—	23	—	—	—	23
Transaction-related costs	—	12	—	6	—	18
Restructuring expense	—	—	—	3	—	3
Total expenses	7	83	1,375	1,159	(533)	2,091
Income (loss) before income taxes and equity in earnings of subsidiaries	(7)	(83)	(13)	185	—	82
Provision for (benefit from) income taxes	(3)	(127)	53	16	—	(61)
Equity in earnings of subsidiaries	147	103	169	—	(419)	—
Net income	$143	$147	$103	$169	$(419)	$143

Comprehensive income	$151	$155	$111	$177	$(443)	$151

Six Months Ended June 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,997	$855	$—	$2,852
Other	—	—	574	1,619	(1,022)	1,171
Net revenues	—	—	2,571	2,474	(1,022)	4,023

Expenses
Operating	1	9	1,262	805	—	2,077
Vehicle depreciation and lease charges, net	—	—	912	931	(913)	930
Selling, general and administrative	17	6	302	204	—	529
Vehicle interest, net	—	—	101	151	(109)	143
Non-vehicle related depreciation and amortization	—	1	66	38	—	105
Interest expense related to corporate debt, net:
Interest expense (income)	—	82	(7)	22	—	97
Intercompany interest expense (income)	(6)	(5)	6	5	—	—
Early extinguishment of debt	—	23	—	—	—	23
Transaction-related costs	—	18	1	30	—	49
Restructuring expenses	—	—	1	3	—	4
Total expenses	12	134	2,644	2,189	(1,022)	3,957
Income (loss) before income taxes and equity in earnings of subsidiaries	(12)	(134)	(73)	285	—	66
Provision for (benefit from) income taxes	(5)	(147)	61	23	—	(68)
Equity in earnings of subsidiaries	141	128	262	—	(531)	—
Net income	$134	$141	$128	$262	$(531)	$134

Comprehensive income	$48	$55	$44	$178	$(277)	$48

Three Months Ended June 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,049	$504	$—	$1,553
Other	—	—	309	891	(559)	641
Net revenues	—	—	1,358	1,395	(559)	2,194

Expenses
Operating	2	4	660	439	—	1,105
Vehicle depreciation and lease charges, net	—	—	505	516	(504)	517
Selling, general and administrative	6	7	157	117	—	287
Vehicle interest, net	—	—	51	76	(55)	72
Non-vehicle related depreciation and amortization	—	1	28	16	—	45
Interest expense related to corporate debt, net:
Interest expense	—	41	2	12	—	55
Intercompany interest expense (income)	(3)	(2)	—	5	—	—
Early extinguishment of debt	—	56	—	—	—	56
Transaction-related costs	—	2	(4)	10	—	8
Restructuring expense	—	—	—	1	—	1
Total expenses	5	109	1,399	1,192	(559)	2,146
Income (loss) before income taxes and equity in earnings of subsidiaries	(5)	(109)	(41)	203	—	48
Provision for (benefit from) income taxes	(1)	(43)	52	14	—	22
Equity in earnings of subsidiaries	30	96	189	—	(315)	—
Net income	$26	$30	$96	$189	$(315)	$26

Comprehensive income	$31	$33	$101	$194	$(328)	$31

Six Months Ended June 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,965	$917	$—	$2,882
Other	—	—	576	1,646	(1,048)	1,174
Net revenues	—	—	2,541	2,563	(1,048)	4,056

Expenses
Operating	2	8	1,264	831	—	2,105
Vehicle depreciation and lease charges, net	—	—	946	948	(944)	950
Selling, general and administrative	13	11	297	214	—	535
Vehicle interest, net	—	—	96	144	(104)	136
Non-vehicle related depreciation and amortization	—	1	55	30	—	86
Interest expense related to corporate debt, net:
Interest expense	1	88	2	20	—	111
Intercompany interest expense (income)	(6)	(5)	1	10	—	—
Early extinguishment of debt	—	56	—	—	—	56
Transaction-related costs	—	4	(1)	13	—	16
Restructuring expense	—	—	2	6	—	8
Total expenses	10	163	2,662	2,216	(1,048)	4,003
Income (loss) before income taxes and equity in earnings of subsidiaries	(10)	(163)	(121)	347	—	53
Provision for (benefit from) income taxes	(3)	(64)	70	20	—	23
Equity in earnings of subsidiaries	37	136	327	—	(500)	—
Net income	$30	$37	$136	$327	$(500)	$30

Comprehensive income	$38	$44	$144	$335	$(523)	$38

Consolidating Condensed Balance Sheets

As of June 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$5	$239	$—	$285	$—	$529
Receivables, net	—	—	180	505	—	685
Deferred income taxes	—	9	103	32	—	144
Other current assets	3	100	91	569	—	763
Total current assets	8	348	374	1,391	—	2,121

Property and equipment, net	—	118	324	195	—	637
Deferred income taxes	20	1,150	140	—	(49)	1,261
Goodwill	—	—	487	484	—	971
Other intangibles, net	—	32	532	382	—	946
Other non-current assets	95	65	22	161	—	343
Intercompany receivables	210	356	676	774	(2,016)	—
Investment in subsidiaries	376	3,186	3,677	—	(7,239)	—
Total assets exclusive of assets under vehicle programs	709	5,255	6,232	3,387	(9,304)	6,279

Assets under vehicle programs:
Program cash	—	—	—	143	—	143
Vehicles, net	—	16	83	13,296	—	13,395
Receivables from vehicle manufacturers and other	—	1	1	218	—	220
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	17	84	14,019	—	14,120
Total assets	$709	$5,272	$6,316	$17,406	$(9,304)	$20,399

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$24	$185	$523	$965	$—	$1,697
Short-term debt and current portion of long-term debt	—	12	5	15	—	32
Total current liabilities	24	197	528	980	—	1,729

Long-term debt	—	2,977	3	540	—	3,520
Other non-current liabilities	89	86	225	372	(49)	723
Intercompany payables	—	1,634	325	57	(2,016)	—
Total liabilities exclusive of liabilities under vehicle programs	113	4,894	1,081	1,949	(2,065)	5,972

Liabilities under vehicle programs:
Debt	—	2	80	2,654	—	2,736
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	8,350	—	8,350
Deferred income taxes	—	—	1,968	173	—	2,141
Other	—	—	1	603	—	604
	—	2	2,049	11,780	—	13,831
Total stockholders’ equity	596	376	3,186	3,677	(7,239)	596
Total liabilities and stockholders’ equity	$709	$5,272	$6,316	$17,406	$(9,304)	$20,399

As of December 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$210	$—	$412	$—	$624
Receivables, net	—	—	177	422	—	599
Deferred income taxes	—	23	102	34	—	159
Other current assets	3	86	78	289	—	456
Total current assets	5	319	357	1,157	—	1,838

Property and equipment, net	—	112	325	201	—	638
Deferred income taxes	19	1,199	138	—	(4)	1,352
Goodwill	—	—	487	355	—	842
Other intangibles, net	—	38	545	303	—	886
Other non-current assets	104	81	22	148	—	355
Intercompany receivables	205	344	978	672	(2,199)	—
Investment in subsidiaries	468	3,072	3,316	—	(6,856)	—
Total assets exclusive of assets under vehicle programs	801	5,165	6,168	2,836	(9,059)	5,911

Assets under vehicle programs:
Program cash	—	—	—	119	—	119
Vehicles, net	—	7	87	10,121	—	10,215
Receivables from vehicle manufacturers and other	—	1	—	361	—	362
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	8	87	10,963	—	11,058
Total assets	$801	$5,173	$6,255	$13,799	$(9,059)	$16,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$39	$200	$462	$790	$—	$1,491
Short-term debt and current portion of long-term debt	—	13	4	11	—	28
Total current liabilities	39	213	466	801	—	1,519

Long-term debt	—	2,825	6	561	—	3,392
Other non-current liabilities	97	100	232	341	(4)	766
Intercompany payables	—	1,558	313	328	(2,199)	—
Total liabilities exclusive of liabilities under vehicle programs	136	4,696	1,017	2,031	(2,203)	5,677

Liabilities under vehicle programs:
Debt	—	9	84	1,683	—	1,776
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,340	—	6,340
Deferred income taxes	—	—	2,082	185	—	2,267
Other	—	—	—	244	—	244
	—	9	2,166	8,452	—	10,627
Total stockholders’ equity	665	468	3,072	3,316	(6,856)	665
Total liabilities and stockholders’ equity	$801	$5,173	$6,255	$13,799	$(9,059)	$16,969

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$3	$158	$69	$797	$—	$1,027

Investing activities
Property and equipment additions	—	(11)	(38)	(31)	—	(80)
Proceeds received on asset sales	—	3	—	3	—	6
Net assets acquired (net of cash acquired)	—	(8)	—	(214)	—	(222)
Intercompany loan advances	—	(30)	(94)	—	124	—
Other, net	114	(95)	1	—	(21)	(1)
Net cash provided by (used in) investing activities exclusive of vehicle programs	114	(141)	(131)	(242)	103	(297)

Vehicle programs:
Increase in program cash	—	—	—	(30)	—	(30)
Investment in vehicles	—	(1)	(2)	(7,936)	—	(7,939)
Proceeds received on disposition of vehicles	—	9	—	4,540	—	4,549
	—	8	(2)	(3,426)	—	(3,420)
Net cash provided by (used in) investing activities	114	(133)	(133)	(3,668)	103	(3,717)

Financing activities
Proceeds from long-term borrowings	—	375	—	1	—	376
Payments on long-term borrowings	—	(250)	(2)	(29)	—	(281)
Net change in short-term borrowings	—	—	—	(13)	—	(13)
Intercompany loan borrowings	—	—	—	124	(124)	—
Repurchases of common stock	(114)	—	—	—	—	(114)
Debt financing fees	—	(7)	—	—	—	(7)
Other, net	—	(114)	70	23	21	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(114)	4	68	106	(103)	(39)

Vehicle programs:
Proceeds from borrowings	—	—	—	9,018	—	9,018
Payments on borrowings	—	—	(4)	(6,343)	—	(6,347)
Debt financing fees	—	—	—	(17)	—	(17)
	—	—	(4)	2,658	—	2,654
Net cash provided by (used in) financing activities	(114)	4	64	2,764	(103)	2,615

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(20)	—	(20)

Net increase (decrease) in cash and cash equivalents	3	29	—	(127)	—	(95)
Cash and cash equivalents, beginning of period	2	210	—	412	—	624
Cash and cash equivalents, end of period	$5	$239	$—	$285	$—	$529

Six Months Ended June 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$2	$502	$45	$462	$—	$1,011

Investing activities
Property and equipment additions	—	(7)	(39)	(34)	—	(80)
Proceeds received on asset sales	—	2	—	4	—	6
Net assets acquired (net of cash acquired)	—	—	—	(125)	—	(125)
Other, net	136	(7)	(1)	—	(136)	(8)
Net cash provided by (used in) investing activities exclusive of vehicle programs	136	(12)	(40)	(155)	(136)	(207)

Vehicle programs:
Increase in program cash	—	—	—	(29)	—	(29)
Investment in vehicles	—	(3)	(86)	(8,125)	—	(8,214)
Proceeds received on disposition of vehicles	—	5	—	4,377	—	4,382
	—	2	(86)	(3,777)	—	(3,861)
Net cash provided by (used in) investing activities	136	(10)	(126)	(3,932)	(136)	(4,068)

Financing activities
Proceeds from long-term borrowings	—	400	—	295	—	695
Payments on long-term borrowings	—	(744)	(3)	—	—	(747)
Repurchases of common stock	(146)	—	—	—	—	(146)
Debt financing fees	—	(6)	—	(5)	—	(11)
Other, net	(1)	(136)	—	—	136	(1)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(147)	(486)	(3)	290	136	(210)

Vehicle programs:
Proceeds from borrowings	—	—	73	9,463	—	9,536
Payments on borrowings	—	—	—	(6,417)	—	(6,417)
Debt financing fees	—	—	(1)	(9)	—	(10)
	—	—	72	3,037	—	3,109
Net cash provided by (used in) financing activities	(147)	(486)	69	3,327	136	2,899

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	2	—	2

Net increase (decrease) in cash and cash equivalents	(9)	6	(12)	(141)	—	(156)
Cash and cash equivalents, beginning of period	14	242	12	425	—	693
Cash and cash equivalents, end of period	$5	$248	$—	$284	$—	$537

17.	Subsequent Event

In August 2015, the Company’s Board of Directors increased the Company’s share repurchase program authorization by $250 million.
*    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2015 (the “2014 Form 10-K”) and our Current Report on Form 8-K filed May 6, 2015 to update the 2014 Form 10-K for a change in our reportable segments. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2014 Form 10-K and our Current Report on Form 8-K filed May 6, 2015. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

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

Year-to-Date Highlights

In the six months ended June 30, 2015:

•	Our net revenues increased 4% year-over-year in constant currency, to $4.2 billion.

•	Adjusted EBITDA increased 4% year-over-year to $344 million, primarily as a result of higher rental volumes.

•	We repurchased $116 million of our common stock, reducing our shares outstanding by approximately 2.2 million shares.

•	In January, we acquired our Avis and Budget licensees in Norway, Sweden and Denmark (“Scandinavia”), and in April, we acquired the remaining 50% ownership in our Avis and Budget licensee for Brazil.

•	In April, we acquired Maggiore Group (“Maggiore”), the fourth-largest vehicle rental company in Italy.

•
We issued $375 million of 5¼% Senior Notes due 2025, the proceeds of which have been used primarily to redeem all $223 million of our outstanding 9¾% Senior Notes due 2020 and to finance a portion of our acquisition of Maggiore.

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

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Our consolidated results of operations comprised the following:

	Three Months Ended June 30,
	2015	2014	Change	% Change
Revenues
Vehicle rental	$1,533	$1,553	$(20)	(1%)
Other	640	641	(1)	0%
Net revenues	2,173	2,194	(21)	(1%)

Expenses
Operating	1,092	1,105	(13)	(1%)
Vehicle depreciation and lease charges, net	498	517	(19)	(4%)
Selling, general and administrative	281	287	(6)	(2%)
Vehicle interest, net	75	72	3	4%
Non-vehicle related depreciation and amortization	56	45	11	24%
Interest expense related to corporate debt, net:
Interest expense	45	55	(10)	(18%)
Early extinguishment of debt	23	56	(33)	(59%)
Transaction-related costs	18	8	10	*
Restructuring expense	3	1	2	*
Total expenses	2,091	2,146	(55)	(3%)

Income before income taxes	82	48	34	71%
Provision for (benefit from) income taxes	(61)	22	(83)	*

Net income	$143	$26	$117	*
__________

*	Not meaningful.

During second quarter 2015, our net revenues decreased as a result of an approximately $122 million (6%) negative impact from currency exchange rate movements, largely offset by a 7% increase in total rental days (5% excluding Maggiore).

Total expenses decreased as a result of a favorable impact from currency exchange rate movements on expenses of approximately $109 million (5%). The decrease was largely offset by increased volumes, a 6% increase in our car rental fleet (4% excluding Maggiore) and transaction-related costs associated with the acquisition of the remaining 50% of our Avis and Budget licensee in Brazil and Maggiore. As a result of these items, and a $98 million income tax benefit related to resolution of a prior-year tax matter, our net income increased by $117 million. Our effective tax rates were a benefit of 74% and a provision of 46% for the three months ended June 30, 2015 and 2014, respectively.

For the three months ended June 30, 2015, the Company reported earnings of $1.34 per diluted share, which includes after-tax transaction-related costs of ($0.17) per share, after-tax debt extinguishment costs of ($0.13) per share, after-tax restructuring expense of ($0.02) per share and an income tax benefit related to resolution of a prior-year tax matter of $0.92 per share. For the three months ended June 30, 2014, the Company reported earnings of $0.24 per diluted share, which includes after-tax debt extinguishment costs of ($0.31) per share.

In the three months ended June 30, 2015:

•	Operating expenses, at 50.3% of revenue, remained level compared to the prior-year period.

•	Vehicle depreciation and lease charges decreased to 22.9% of revenue from 23.6% in second quarter 2014, primarily due to a 5% decrease in per-unit fleet costs in constant currency.

•	Selling, general and administrative costs decreased to 12.9% of revenue from 13.1% in second quarter 2014.

•	Vehicle interest costs were 3.4% of revenue compared to 3.3% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2015	2014	% Change	2015	2014	% Change
Americas	$1,556	$1,542	1%	$178	$172	3%
International	617	652	(5%)	61	55	11%
Corporate and Other (a)	—	—	*	(12)	(14)	*
Total Company	$2,173	$2,194	(1%)	227	213	7%

Less:	Non-vehicle related depreciation and amortization			56	45
Interest expense related to corporate debt, net:
	Interest expense			45	55
	Early extinguishment of debt			23	56
Transaction-related costs (b)				18	8
Restructuring expense				3	1
Income before income taxes				$82	$48
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	2015	2014	% Change
Revenue	$1,556	$1,542	1%
Adjusted EBITDA	178	172	3%

Revenues increased 1% in second quarter 2015 compared with second quarter 2014, primarily due to 3% growth in rental volumes, partially offset by a $12 million negative impact from currency exchange rate movements.

Adjusted EBITDA increased 3% in second quarter 2015 compared with second quarter 2014, due to increased rental volumes and improved fleet utilization, partially offset by 1% lower constant-currency pricing and a $2 million negative impact from currency exchange rate movements.

In the three months ended June 30, 2015:

•	Operating expenses were 48.5% of revenue, compared to 49.1% in the prior-year period, principally due to increased rental volumes and lower gasoline prices.

•	Vehicle depreciation and lease charges decreased to 24.8% of revenue from 25.0% in the prior-year period.

•	Selling, general and administrative costs were 11.4% of revenue, an increase from 10.9% in second quarter 2014, primarily due to increased marketing commissions.

•	Vehicle interest costs were 3.9% of revenue compared to 3.8% in second quarter 2014.

International

	2015	2014	% Change
Revenue	$617	$652	(5%)
Adjusted EBITDA	61	55	11%

Revenues decreased 5% during second quarter 2015 compared to second quarter 2014, primarily due to a $110 million (17%) negative impact on revenues from currency exchange rate changes and a 5% decrease in pricing in constant currency (4% excluding Maggiore), partially offset by an 18% increase in rental volumes (9% excluding Maggiore) and a 14% constant-currency increase in ancillary revenue (10% excluding Maggiore). Excluding Maggiore, total revenue per rental day decreased 2% in constant currency.

Adjusted EBITDA increased 11% in second quarter 2015 compared to second quarter 2014, as increased rental volumes, lower per-unit fleet costs and the acquisitions of Maggiore and Scandinavia were partially offset by a $17 million (31%) negative impact from currency exchange rate changes.

In the three months ended June 30, 2015:

•	Operating expenses were 54.6% of revenue, an increase from 52.9% in the prior-year period, primarily due to decreased pricing.

•	Vehicle depreciation and lease charges decreased to 18.2% of revenue from 20.4% compared to second quarter 2014, driven by 28% lower per-unit fleet costs (13% in constant currency).

•	Selling, general and administrative costs decreased to 14.9% of revenue from 16.3% in the prior-year period, primarily due to lower marketing expenses and the acquisition of Maggiore.

•	Vehicle interest costs increased to 2.3% of revenue compared to 1.9% in second quarter 2014, primarily due to increased vehicle-backed debt borrowings.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2015	2014	Change	% Change
Revenues
Vehicle rental	$2,852	$2,882	$(30)	(1%)
Other	1,171	1,174	(3)	0%
Net revenues	4,023	4,056	(33)	(1%)

Expenses
Operating	2,077	2,105	(28)	(1%)
Vehicle depreciation and lease charges, net	930	950	(20)	(2%)
Selling, general and administrative	529	535	(6)	(1%)
Vehicle interest, net	143	136	7	5%
Non-vehicle related depreciation and amortization	105	86	19	22%
Interest expense related to corporate debt, net:
Interest expense	97	111	(14)	(13%)
Early extinguishment of debt	23	56	(33)	(59%)
Transaction-related costs	49	16	33	*
Restructuring expense	4	8	(4)	(50%)
Total expenses	3,957	4,003	(46)	(1%)

Income before income taxes	66	53	13	25%
Provision for (benefit from) income taxes	(68)	23	(91)	*

Net income	$134	$30	$104	*
__________

*	Not meaningful.

During the six months ended June 30, 2015, our net revenues decreased as a result of an approximately $206 million (5%) negative impact from currency exchange rate movements, largely offset by a 6% increase in total rental days.

Total expenses decreased as a result of a favorable impact from currency exchange rate movements on expenses of approximately $219 million (5%). This decrease was largely offset by increased volumes, a 6% increase in our car rental fleet and transaction-related costs related to the acquisitions of our Avis and Budget licensees in Scandinavia and Brazil, most of which were non-cash expenses. As a result of these items, and a $98 million income tax benefit related to resolution of a prior-year tax matter, our net income increased by $104 million. Our effective tax rates were a benefit of 103% and a provision of 43% for the six months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015, the Company reported earnings of $1.25 per diluted share, which includes after-tax transaction-related costs of ($0.36) per share, after-tax debt extinguishment costs of ($0.13) per share, after-tax restructuring expense of ($0.03) per share and an income tax benefit related to resolution of a prior-year tax matter of $0.91 per share. For the six months ended June 30, 2014, the Company reported earnings of $0.28 per diluted share, which includes after-tax debt extinguishment costs of ($0.30) per share, after-tax transaction costs of ($0.12) per share and after-tax restructuring expense of ($0.04) per share.

In the six months ended June 30, 2015:

•	Operating expenses decreased to 51.6% of revenue compared to 51.9% in the prior-year period.

•	Vehicle depreciation and lease charges decreased to 23.1% of revenue from 23.4% in the six months ended June 30, 2014.

•	Selling, general and administrative costs decreased to 13.1% of revenue from 13.2% in first half 2014.

•	Vehicle interest costs were 3.5% of revenue compared to 3.4% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2015	2014	% Change	2015	2014	% Change
Americas	$2,931	$2,872	2%	$293	$287	2%
International	1,092	1,184	(8%)	77	69	12%
Corporate and Other (a)	—	—	*	(26)	(26)	*
Total Company	$4,023	$4,056	(1%)	344	330	4%

Less:	Non-vehicle related depreciation and amortization			105	86
Interest expense related to corporate debt, net:
	Interest expense			97	111
	Early extinguishment of debt			23	56
Transaction-related costs (b)				49	16
Restructuring expense				4	8
Income before income taxes				$66	$53
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	2015	2014	% Change
Revenue	$2,931	$2,872	2%
Adjusted EBITDA	293	287	2%

Revenues increased 2% in the six months ended June 30, 2015 compared with the same period in 2014, primarily due to 4% growth in rental volumes, partially offset by a $20 million (1%) negative impact from currency exchange rate movements.

Adjusted EBITDA increased 2% in the six months ended June 30, 2015 compared with the same period in 2014, due to increased rental volumes.

In the six months ended June 30, 2015:

•	Operating expenses were 50.0% of revenue, compared to 50.5% in the prior-year period, principally due to increased rental volumes.

•	Vehicle depreciation and lease charges increased to 24.8% of revenue from 24.5% in first half 2014.

•	Selling, general and administrative costs increased to 11.3% of revenue from 11.1% in the prior-year period.

•	Vehicle interest costs were 4.0% of revenue compared to 3.9% in the six months ended June 30, 2014.

International

	2015	2014	% Change
Revenue	$1,092	$1,184	(8%)
Adjusted EBITDA	77	69	12%

Revenues decreased 8% during the six months ended June 30, 2015 compared with the same period in 2014, primarily due to a $186 million (16%) negative impact on revenues from currency exchange rate changes and a 4% decrease in pricing in constant currency, partially offset by a 12% increase in rental volumes (7% excluding Maggiore) and an 11% constant-currency increase in ancillary revenue (9% excluding Maggiore). Excluding Maggiore, total revenue per rental day decreased 1% in constant currency.

Adjusted EBITDA increased 12% in the six months ended June 30, 2015 compared with the same period in 2014, due to an increase in rental volumes and the acquisitions of Maggiore and Scandinavia, principally offset by lower pricing.

In the six months ended June 30, 2015:

•	Operating expenses were 55.8% of revenue, an increase from 55.1% in the prior-year period principally due to lower pricing.

•	Vehicle depreciation and lease charges decreased to 18.8% of revenue from 20.8% in first half 2014, driven by 25% lower per-unit fleet costs (11% in constant currency).

•	Selling, general and administrative costs decreased to 16.0% of revenue from 16.3% in the prior-year period.

•	Vehicle interest costs increased to 2.4% of revenue compared to 2.0% in the six months ended June 30, 2014 primarily due to increased vehicle-backed debt borrowings.

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

FINANCIAL CONDITION

	June 30, 2015	December 31, 2014	Change
Total assets exclusive of assets under vehicle programs	$6,279	$5,911	$368
Total liabilities exclusive of liabilities under vehicle programs	5,972	5,677	295
Assets under vehicle programs	14,120	11,058	3,062
Liabilities under vehicle programs	13,831	10,627	3,204
Stockholders’ equity	596	665	(69)

Total assets exclusive of assets under vehicle programs increased primarily due to a seasonal increase in value-added tax receivables, which are recoverable from government agencies, as well as the acquisitions of our Scandinavian and Brazilian licensees and Maggiore (see Note 4 to our Consolidated Financial Statements and “Liquidity and Capital Resources”). Total liabilities exclusive of liabilities under vehicle programs increased primarily due to seasonal increases in accounts payable and prepaid reservations as well as an increase in long-term debt (see “Liquidity and Capital Resources” regarding the changes in our corporate financings).

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet and associated funding. The decrease in stockholders’

equity is primarily due to the repurchase of our common stock and currency translation adjustments, partially offset by our net income.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the six months ended June 30, 2015, we issued $375 million of 5¼% Senior Notes due 2025 at par. The proceeds from these borrowings were used to redeem the remaining $223 million principal amount of our 9¾% Senior Notes due 2020 and to finance a portion of our acquisition of Maggiore. In addition, we repurchased approximately 2.2 million shares of our outstanding common stock during the six months ended June 30, 2015, and increased our borrowings under vehicle programs to fund the seasonal increase in our rental fleet.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2015	2014	Change
Cash provided by (used in):
Operating activities	$1,027	$1,011	$16
Investing activities	(3,717)	(4,068)	351
Financing activities	2,615	2,899	(284)
Effect of exchange rate changes	(20)	2	(22)
Net increase (decrease) in cash and cash equivalents	(95)	(156)	61
Cash and cash equivalents, beginning of period	624	693	(69)
Cash and cash equivalents, end of period	$529	$537	$(8)

During the six months ended June 30, 2015, we generated $16 million more cash from operating activities compared with the same period in 2014, principally due to increased earnings.

The decrease in cash used in investing activities during the six months ended June 30, 2015 compared with the same period in 2014 is primarily due to a decrease in vehicle purchases and an increase in proceeds received on the disposition of vehicles in 2015, partially offset by the acquisitions of Maggiore and Brazil in 2015.

The decrease in cash provided by financing activities during the six months ended June 30, 2015 compared with the same period in 2014 is primarily due to a decrease in net borrowings under vehicle programs, partially offset by an increase in net corporate borrowings to help fund acquisitions.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2015, we had approximately $15 billion of indebtedness, including corporate indebtedness of approximately $3.6 billion and debt under vehicle programs of approximately $11.1 billion.

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	June 30,	December 31,
		2015	2014
4⅞% Senior Notes	November 2017	$300	$300
Floating Rate Senior Notes (a)	December 2017	248	248
Floating Rate Term Loan (b)	March 2019	975	980
9¾% Senior Notes	March 2020	—	223
6% Euro-denominated Senior Notes (c)	March 2021	516	561
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
5¼% Senior Notes	March 2025	375	—
Other		64	34
Total		$3,552	$3,420
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.03% at June 30, 2015; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(b)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2015, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

(c)	The reduction in the balance principally reflects currency translation adjustments.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of	As of
	June 30,	December 31,
	2015	2014
Americas - Debt due to Avis Budget Rental Car Funding (a)	$8,350	$6,340
Americas - Debt borrowings (a) (b)	946	746
International - Debt borrowings (a) (c)	1,476	685
International - Capital leases	304	314
Other	10	31
Total	$11,086	$8,116
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	The increase also includes additional borrowings related to the acquisition of Brazil.

(c)	The increase also includes additional borrowings related to the acquisition of Maggiore.

As of June 30, 2015, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,800	$—	$1,057	$743
Other facilities (b)	24	13	—	11
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 2.95%.

At June 30, 2015, we had various uncommitted credit facilities available, under which we had drawn approximately $1 million, which bear interest at rates between 1.09% and 2.50%.

The following table presents available funding under our debt arrangements related to our vehicle programs at June 30, 2015:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,650	$8,350	$1,300
Americas - Debt borrowings (c)	1,102	946	156
International - Debt borrowings (d)	2,183	1,476	707
International - Capital leases (e)	326	304	22
Other	10	10	—
Total	$13,271	$11,086	$2,185
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $9.9 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.8 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.3 billion of underlying vehicles and related assets.

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

As discussed above, as of June 30, 2015, we have cash and cash equivalents of $529 million, available borrowing capacity under our committed credit facilities of approximately $754 million and available capacity under our vehicle programs of approximately $2.2 billion. In August 2015, the Company’s Board of Directors authorized a $250 million increase in the Company’s share repurchase program.

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

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings including a maximum leverage ratio. As of June 30, 2015, we are in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2014 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2014 Form 10-K and our Current Report on Form 8-K filed May 6, 2015 with the exception of our commitment to purchase vehicles, which decreased by approximately $3.1 billion from December 31, 2014, to approximately $3.6 billion at June 30, 2015. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2014 Form 10-K and our Current Report on Form 8-K filed May 6, 2015 are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2015 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2015 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended June 30, 2015. For additional information regarding our long-term borrowings and financial instruments, see Notes 9, 10 and 14 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

During the quarter ended June 30, 2015, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, please refer to the Company’s 2014 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of Avis Budget Group’s common stock repurchases by month for the quarter ended June 30, 2015:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	271,287	$55.63	271,287	$238,612,535
May 1-31, 2015	396,716	52.69	396,716	217,711,254
June 1-30, 2015	990,749	49.35	990,749	168,814,833
Total	1,658,752	$51.18	1,658,752	$168,814,833
__________

(a)
Excludes, for the three months ended June 30, 2015, 6,016 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

The Company’s Board of Directors has authorized the repurchase of up to $635 million of its common stock under a plan originally approved in August 2013 and subsequently expanded in April and October 2014. In August 2015, the Company's Board of Directors authorized a $250 million increase in the Company’s share repurchase program. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date: August 4, 2015
/s/ David B. Wyshner
David B. Wyshner
Senior Executive Vice President and
Chief Financial Officer

Date: August 4, 2015
/s/ David T. Calabria
David T. Calabria
Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1
Sixth Master Amendment and Restatement Deed, by and among Carfin finance International Limited, Credit Agricole Corporate and Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag. London Branch, the Senior Noteholders and certain other entities named therein, dated April 16, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2015).*

10.2
Series 2015-2 Supplement, dated as of May 27, 2015, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-2 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2015).

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