Form 10-Q
period 2015-09-30
AVIS BUDGET GROUP, INC.
filed 2015-11-03
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the issuer’s common stock was 100,306,123 shares as of October 30, 2015.

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

•
risks related to protecting the integrity of our information technology systems and the confidential information of our employees and customers against security breaches, including cyber-security breaches; and

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Vehicle rental	$1,832	$1,810	$4,684	$4,692
Other	745	732	1,916	1,906
Net revenues	2,577	2,542	6,600	6,598

Expenses
Operating	1,202	1,168	3,279	3,273
Vehicle depreciation and lease charges, net	555	582	1,485	1,532
Selling, general and administrative	314	298	843	833
Vehicle interest, net	75	77	218	213
Non-vehicle related depreciation and amortization	56	46	161	132
Interest expense related to corporate debt, net:
Interest expense	49	50	146	161
Early extinguishment of debt	—	—	23	56
Transaction-related costs	8	7	57	23
Restructuring expense	6	8	10	16
Total expenses	2,265	2,236	6,222	6,239

Income before income taxes	312	306	378	359
Provision for income taxes	128	114	60	137

Net income	$184	$192	$318	$222

Comprehensive income	$150	$116	$198	$154

Earnings per share
Basic	$1.80	$1.84	$3.04	$2.11
Diluted	$1.77	$1.74	$3.00	$2.00

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$585	$624
Receivables, net	705	599
Deferred income taxes	144	159
Other current assets	684	456
Total current assets	2,118	1,838

Property and equipment, net	642	638
Deferred income taxes	1,136	1,352
Goodwill	964	842
Other intangibles, net	922	886
Other non-current assets	334	355
Total assets exclusive of assets under vehicle programs	6,116	5,911

Assets under vehicle programs:
Program cash	183	119
Vehicles, net	11,604	10,215
Receivables from vehicle manufacturers and other	637	362
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	362
	12,786	11,058
Total assets	$18,902	$16,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,764	$1,491
Short-term debt and current portion of long-term debt	27	28
Total current liabilities	1,791	1,519

Long-term debt	3,505	3,392
Other non-current liabilities	741	766
Total liabilities exclusive of liabilities under vehicle programs	6,037	5,677

Liabilities under vehicle programs:
Debt	2,757	1,776
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	7,239	6,340
Deferred income taxes	2,066	2,267
Other	203	244
	12,265	10,627
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	7,047	7,212
Accumulated deficit	(1,797)	(2,115)
Accumulated other comprehensive loss	(142)	(22)
Treasury stock, at cost—36 and 31 shares	(4,509)	(4,411)
Total stockholders’ equity	600	665
Total liabilities and stockholders’ equity	$18,902	$16,969

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$318	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,423	1,417
Gain on sale of vehicles, net	(58)	(12)
Non-vehicle related depreciation and amortization	161	132
Amortization of debt financing fees	31	31
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(131)	(102)
Income taxes and deferred income taxes	43	109
Accounts payable and other current liabilities	(28)	52
Other, net	279	218
Net cash provided by operating activities	2,038	2,067

Investing activities
Property and equipment additions	(126)	(127)
Proceeds received on asset sales	8	9
Net assets acquired (net of cash acquired)	(225)	(149)
Other, net	3	(9)
Net cash used in investing activities exclusive of vehicle programs	(340)	(276)

Vehicle programs:
(Increase) decrease in program cash	(71)	23
Investment in vehicles	(9,762)	(9,835)
Proceeds received on disposition of vehicles	6,756	6,535
	(3,077)	(3,277)
Net cash used in investing activities	(3,417)	(3,553)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Financing activities
Proceeds from long-term borrowings	377	696
Payments on long-term borrowings	(290)	(751)
Net change in short-term borrowings	(23)	(3)
Repurchases of common stock	(270)	(204)
Debt financing fees	(7)	(12)
Other, net	—	(1)
Net cash used in financing activities exclusive of vehicle programs	(213)	(275)

Vehicle programs:
Proceeds from borrowings	11,532	11,862
Payments on borrowings	(9,933)	(10,050)
Debt financing fees	(17)	(17)
	1,582	1,795
Net cash provided by financing activities	1,369	1,520

Effect of changes in exchange rates on cash and cash equivalents	(29)	(14)

Net (decrease) increase in cash and cash equivalents	(39)	20
Cash and cash equivalents, beginning of period	624	693
Cash and cash equivalents, end of period	$585	$713

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three and nine months ended September 30, 2015, the Company recorded losses of $1 million and $10 million, respectively, on such items. During the three and nine months ended September 30, 2014, the Company recorded losses of $3 million and $8 million, respectively, on such items.

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

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination at the acquisition date. Instead, the cumulative impact of any adjustment will be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 becomes effective for the Company on January 1, 2016. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract. ASU 2015-05 becomes effective for the Company on January 1, 2016. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 becomes effective for the Company on January 1, 2016, although early adoption is permitted. When adopted, this accounting pronouncement will be applied retrospectively to all periods presented and will result in the Company presenting debt issuance costs as a direct deduction from the carrying amount of debt on the Company’s balance sheet, rather than in other non-current assets. The Company plans to adopt the provisions of ASU No. 2015-03 early, beginning with the annual period ended December 31, 2015.

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

In conjunction with recent acquisitions (see Note 4 - Acquisitions), the Company has identified opportunities to integrate and streamline its operations, primarily in Europe (the “Acquisition integration”). During the nine months ended September 30, 2015, as part of this process, the Company formally communicated the termination of employment to approximately 50 employees, and as of September 30, 2015, the Company has terminated approximately 30 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company expects further restructuring expense of approximately $15 million related to this initiative to be incurred through 2016.

In 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (the “T15 restructuring”). During the nine months ended September 30, 2015, as part of this process, the Company formally communicated the termination of employment to approximately 320 employees, and as of September 30, 2015, the Company has terminated approximately 295 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company does not anticipate any further restructuring expense related to this phase of the initiative.

Subsequent to the acquisition of Avis Europe plc, the Company began a restructuring initiative, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes (the “Avis Europe restructuring”). This restructuring initiative is substantially complete.

The following tables summarize the activity related to our restructuring liabilities:

	Americas	International	Total
Balance as of January 1, 2015	$4	$13	$17
T15 restructuring expense	6	3	9
Acquisition integration expense	—	1	1
Avis Europe restructuring payment	(1)	(6)	(7)
T15 restructuring payment	(8)	(3)	(11)
Acquisition integration payment	—	(1)	(1)
Balance as of September 30, 2015	$1	$7	$8

	Personnel Related	Facility Related	Total
Balance as of January 1, 2015	$14	$3	$17
T15 restructuring expense	9	—	9
Acquisition integration expense	1	—	1
Avis Europe restructuring payment	(6)	(1)	(7)
T15 restructuring payment	(11)	—	(11)
Acquisition integration payment	(1)	—	(1)
Balance as of September 30, 2015	$6	$2	$8

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income for basic EPS	$184	$192	$318	$222
Convertible note interest, net of tax	—	—	—	1
Net income for diluted EPS	$184	$192	$318	$223

Basic weighted average shares outstanding	102.7	103.9	104.7	105.2
Options and non-vested stock (a)	1.3	2.0	1.4	2.0
Convertible debt	—	4.0	—	4.0
Diluted weighted average shares outstanding	104.0	109.9	106.1	111.2

Earnings per share:
Basic	$1.80	$1.84	$3.04	$2.11
Diluted	$1.77	$1.74	$3.00	$2.00
__________

(a)
For the three and nine months ended September 30, 2015, 0.3 million and 0.1 million non-vested stock awards, respectively, have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding. For the three months ended September 30, 2014, there were no anti-dilutive securities excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2014, the number of anti-dilutive securities which were excluded from the computation of diluted earnings per share was not significant.

4.	Acquisitions

2015

Maggiore Group

In April 2015, the Company completed the acquisition of Maggiore Group (“Maggiore”) for approximately $160 million, net of acquired cash and short-term investments. The investment enables the Company to expand its footprint with a leading provider of vehicle rental services in Italy. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $79 million was recorded in goodwill, $51 million was recorded in customer relationships, $34 million related to the trade name was recorded in other intangibles and $11 million was recorded in license agreements. The customer relationships, trade name and license agreements will be amortized over a weighted average useful life of approximately ten years. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

Brazil

In April 2015, the Company acquired the remaining 50% equity interest in its Brazilian Licensee (“Brazil”), which is now a wholly-owned subsidiary, for cash consideration of $8 million plus $46 million principally to acquire debt interests and settle certain debt and accrued interest obligations. The acquisition enables the Company to significantly increase its presence in the Brazilian car rental market. The Company previously accounted for its 50% interest in Brazil as an equity-method investment and accordingly, to recognize Brazil as a wholly-owned subsidiary, remeasured its previously held equity method investment to fair value using the Income approach-discounted cash flow method (Level 3), resulting in a loss of $8 million during second quarter 2015 as part of transaction-related costs. The results of the operations of Brazil and the fair value of its assets and liabilities have been included in the Company’s Consolidated Condensed Financial Statements from the date of the acquisition. As the fair value of the licensee’s liabilities exceeded its assets, $75 million was allocated to goodwill for the excess of the purchase price over preliminary fair value of net assets acquired, which was assigned to the Company’s Americas reportable segment. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

Scandinavian Licensee

In January 2015, the Company completed the acquisition of its Avis and Budget licensees in Norway, Sweden and Denmark for approximately $39 million, net of acquired cash. The investment enables the Company to expand its footprint of Company-operated locations. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $31 million was recorded in license agreements and $21 million was recorded in goodwill. The license agreements will be amortized over a weighted average useful life of approximately eight years. In addition, at the time of acquisition, the Company recorded a $22 million non-cash charge within transaction-related costs in connection with license rights reacquired by the Company. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

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

5.	Other Current Assets

Other current assets consisted of:

	As of September 30, 2015	As of December 31, 2014
Sales and use taxes	$322	$125
Prepaid expenses	213	192
Other	149	139
Other current assets	$684	$456

6.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$261	$74	$187	$259	$59	$200
Customer relationships (a)	213	63	150	167	50	117
Other (a)	42	7	35	8	3	5
Total	$516	$144	$372	$434	$112	$322

Unamortized Intangible Assets
Goodwill (b)	$964			$842
Trademarks	$550			$564
__________

(a)	The increases in carrying amounts reflect the acquisition of Maggiore.

(b)	The change in the carrying amount since December 31, 2014 reflects acquisitions, partially offset by a currency translation reduction of $54 million.

For the three months ended September 30, 2015 and 2014, amortization expense related to amortizable intangible assets was approximately $16 million and $9 million, respectively. For the nine months ended September 30, 2015 and 2014, amortization expense related to amortizable intangible assets was approximately $43 million and $25 million, respectively. Based on the Company’s amortizable intangible assets at September 30, 2015, the Company expects amortization expense of approximately $15 million for the remainder of 2015, $57 million for 2016, $52 million for 2017, $41 million for 2018, $40 million for 2019 and $40 million for 2020.

7.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	September 30,	December 31,
	2015	2014
Rental vehicles	$12,285	$11,006
Less: Accumulated depreciation	(1,474)	(1,465)
	10,811	9,541
Vehicles held for sale	793	674
Vehicles, net	$11,604	$10,215

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation expense	$510	$519	$1,423	$1,417
Lease charges	52	51	120	127
(Gain) loss on sale of vehicles, net	(7)	12	(58)	(12)
Vehicle depreciation and lease charges, net	$555	$582	$1,485	$1,532

At September 30, 2015 and 2014, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $183 million and $192 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $635 million and $627 million, respectively.

8.	Income Taxes
The Company’s effective tax rate for the nine months ended September 30, 2015 is a provision of 15.9%. Such rate differed from the Federal statutory rate of 35.0% primarily due to a $98 million income tax benefit related to resolution of a prior-year tax matter.
The Company’s effective tax rate for the nine months ended September 30, 2014 was a provision of 38.2%. Such rate differed from the Federal statutory rate of 35.0% primarily due to state income taxes.

9.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	September 30,	December 31,
		2015	2014
4⅞% Senior Notes	November 2017	$300	$300
Floating Rate Senior Notes (a)	December 2017	248	248
Floating Rate Term Loan (b)	March 2019	973	980
9¾% Senior Notes	March 2020	—	223
6% Euro-denominated Senior Notes (c)	March 2021	517	561
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
5¼% Senior Notes	March 2025	375	—
Other		45	34
Total		3,532	3,420
Less: Short-term debt and current portion of long-term debt		27	28
Long-term debt		$3,505	$3,392
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.07% at September 30, 2015; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(b)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2015, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

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

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At September 30, 2015, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,800	$—	$725	$1,075
Other facilities (b)	9	3	—	6
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 4.50%.

At September 30, 2015, the Company had various uncommitted credit facilities available, under which it had drawn approximately $1 million, which bear interest at rates between 0.23% and 2.84%.

DEBT COVENANTS

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of September 30, 2015, the Company is in compliance with the financial covenants governing its indebtedness.

10.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2015	2014
Americas - Debt due to Avis Budget Rental Car Funding (a)	$7,239	$6,340
Americas - Debt borrowings	766	746
International - Debt borrowings (a) (b)	1,689	685
International - Capital leases	296	314
Other	6	31
Total	$9,996	$8,116
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	The increase also includes additional borrowings related to the acquisition of Maggiore.

DEBT MATURITIES

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding at September 30, 2015.

Debt Under Vehicle Programs
Within 1 year	$1,489
Between 1 and 2 years	3,477
Between 2 and 3 years	1,705
Between 3 and 4 years	1,432
Between 4 and 5 years	1,513
Thereafter	380
Total	$9,996

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of September 30, 2015, available funding under the Company’s vehicle programs (including related party debt due to Avis Budget Rental Car Funding) consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,489	$7,239	$2,250
Americas - Debt borrowings (c)	1,014	766	248
International - Debt borrowings (d)	2,166	1,689	477
International - Capital leases (e)	329	296	33
Other	6	6	—
Total	$13,004	$9,996	$3,008
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.8 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $2.2 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.3 billion of underlying vehicles and related assets.

DEBT COVENANTS

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2015, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

11.	Commitments and Contingencies

Contingencies

In 2006, the Company completed the spin-offs of its Realogy and Wyndham subsidiaries. In connection with the spin-offs, the Company does not believe that the impact of any resolution of pre-existing contingent liabilities should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities. The Company is also named in litigation that is primarily related to the businesses of its former subsidiaries, including Realogy, Wyndham and their current or former subsidiaries. The Company is entitled to indemnification from such entities for any liability resulting from such litigation.

In February 2015, the French Competition Authority issued a statement of objections alleging that several car rental companies, including the Company and two of its European subsidiaries, engaged with (i) twelve French airports, the majority of which are controlled by public administrative bodies or the French state, violated competition law through the distribution of individual statistics sent by these airports to car rental companies operating at those airports; and (ii) two other international car rental companies in a concerted practice relating to train station surcharges. The Company believes that it has valid defenses and intends to vigorously defend against the allegations, but it is currently unable to predict the outcome of the proceedings or range of reasonably possible losses, which may be material.

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

The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including contract and licensee disputes, competition matters, employment matters, insurance claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. Excluding the French and Canadian competition matters discussed above, the Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $20 million in excess of amounts accrued as of September 30, 2015; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $7.4 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Concentrations

Concentrations of credit risk at September 30, 2015 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Kia, Fiat, Toyota, Mercedes, Volvo and BMW, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $54 million and $33 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

12.	Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $885 million of its common stock under a plan originally approved in August 2013 and subsequently expanded in April and October 2014 and August 2015. During the nine months ended September 30, 2015, the Company repurchased approximately 5.9 million shares of common stock at a cost of approximately $277 million under the program. During the nine months ended September 30, 2014, the Company repurchased approximately 4.0 million shares of common stock at a cost of approximately $210 million under the program. As of September 30, 2015, approximately $258 million of authorization remains available to repurchase common stock under this plan.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$184	$192	$318	$222
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $1, $(18), $(16) and $(20), respectively)	(34)	(79)	(118)	(71)
Net unrealized gain (loss) on available-for-sale securities (net of tax of $1, $0, $1 and $0, respectively)	(1)	—	(2)	1
Net unrealized gain (loss) on cash flow hedges (net of tax of $1, $(2), $3 and $(1), respectively)	(1)	3	(4)	1
Minimum pension liability adjustment (net of tax of $0, $0, $(1) and $0, respectively)	2	—	4	1
	(34)	(76)	(120)	(68)
Total comprehensive income	$150	$116	$198	$154
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$51	$(1)	$2	$(74)	$(22)
Other comprehensive income (loss) before reclassifications	(118)	(8)	(2)	1	(127)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	—	3	7
Net current-period other comprehensive income (loss)	(118)	(4)	(2)	4	(120)
Balance, September 30, 2015	$(67)	$(5)	$—	$(70)	$(142)

Balance, January 1, 2014	$166	$1	$2	$(52)	$117
Other comprehensive income (loss) before reclassifications	(71)	(3)	1	—	(73)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	—	1	5
Net current-period other comprehensive income (loss)	(71)	1	1	1	(68)
Balance, September 30, 2014	$95	$2	$3	$(51)	$49
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $60 million gain, net of tax, as of September 30, 2015 related to the Company’s hedge of its net investment in Euro-denominated foreign operations (see Note 14 - Financial Instruments).

(a)
For the three and nine months ended September 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $2 million ($1 million, net of tax) and $5 million ($3 million, net of tax), respectively. During the three months ended September 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into vehicle interest expense were immaterial and during the nine months ended September 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into vehicle interest expense were $1 million ($1 million, net of tax), respectively. For the three and nine months ended September 30, 2014, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $2 million ($1 million, net of tax) and $6 million ($4 million, net of tax), respectively.

(b)
For the three and nine months ended September 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $3 million ($2 million, net of tax) and $5 million ($3 million, net of tax), respectively. For the three and nine months ended September 30, 2014, amounts reclassified from accumulated other comprehensive income (loss) were not material.

13.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $8 million and $7 million ($5 million and $4 million, net of tax) during the three months ended September 30, 2015 and 2014, respectively, and $19 million and $23 million ($12 million and $14 million, net of tax) during the nine months ended September 30, 2015 and 2014, respectively. In jurisdictions with net operating loss carryforwards, exercises and/or vestings of stock-based awards have generated $49 million of total tax deductions at September 30, 2015. Approximately $19 million of tax benefits will be recorded in additional paid-in capital when these tax deductions are realized in these jurisdictions.

The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards containing a market condition are as follows:

	Nine Months Ended September 30,
	2015	2014
Expected volatility of stock price	37%	40%
Risk-free interest rate	0.74%	0.83%
Expected term of awards	3 years	3 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market-Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015 (a)	998	$27.26	1,884	$19.17	267	$14.90
Granted	425	54.72	230	55.51	—	—
Vested (b)	(538)	22.23	(982)	12.05	(156)	12.65
Forfeited/expired	(29)	41.19	(182)	19.96	—	—
Outstanding at September 30, 2015 (c)	856	$43.57	950	$35.15	111	$18.04
__________

(a)
Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted during the nine months ended September 30, 2014 was $42.05 and $42.03, respectively.

(b)
The total grant date fair value of RSUs vested during the nine months ended September 30, 2015 and 2014 was $24 million and $15 million, respectively. The total grant date fair value of cash units vested during the nine months ended September 30, 2015 was $2 million.

(c)
The Company’s outstanding time-based RSUs, performance-based and market-based RSUs, and cash units had aggregate intrinsic values of $37 million, $41 million and $5 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $31 million and will be recognized over a weighted average vesting period of 1.0 years. The Company assumes that substantially all outstanding awards will vest over time.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2015	848	$2.92	$54	4.3
Granted	—	—
Exercised	(20)	5.40	1
Forfeited/expired	(1)	0.79
Outstanding and exercisable at September 30, 2015	827	$2.87	$34	3.5

14.	Financial Instruments

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

The Company has designated its 6% Euro-denominated notes as a hedge of its net investment in Euro-denominated foreign operations. For the three months ended September 30, 2015 and 2014, the Company recorded a $1 million loss and a $29 million gain, respectively, and for the nine months ended September 30, 2015 and 2014, the Company recorded a $25 million gain and a $31 million gain, respectively, in accumulated other comprehensive income as part of currency translation adjustments. There was no ineffectiveness related to the Company’s net investment hedge during the three and nine months ended September 30, 2015 and 2014. The Company does not expect to reclassify any amounts from accumulated other comprehensive income into earnings over the next 12 months.

The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. There was no ineffectiveness related to the Company’s cash flow hedges during the three and nine months ended September 30, 2015 and 2014. The Company estimates that $7 million of losses currently recorded in accumulated other comprehensive income will be recognized in earnings over the next 12 months.

The Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

The Company held derivative instruments with absolute notional values as follows:

As of September 30, 2015
Interest rate caps (a)	$8,428
Interest rate swaps	1,669
Foreign exchange contracts	724

Commodity contracts (millions of gallons of unleaded gasoline)	6
__________

(a)
Represents $6.3 billion of interest rate caps sold, partially offset by approximately $2.1 billion of interest rate caps purchased. These amounts exclude $4.2 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2015		As of December 31, 2014
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$9	$1	$3

Derivatives not designated as hedging instruments
Interest rate caps (b)	1	2	—	10
Foreign exchange contracts (c)	12	3	5	2
Commodity contracts (c)	—	2	—	1
Total	$13	$16	$6	$16
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives designated as hedging instruments
Interest rate swaps (a)	$(1)	$3	$(4)	$1
Derivatives not designated as hedging instruments (b)
Interest rate caps (c)	(1)	—	(1)	—
Foreign exchange contracts (d)	21	22	37	(7)
Commodity contracts (e)	(4)	(2)	—	(1)
Total	$15	$23	$32	$(7)
__________

(a)	Recognized, net of tax, as a component of other comprehensive income within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)	Included in interest expense.

(d)
For the three months ended September 30, 2015, included a $19 million gain in interest expense and a $2 million gain in operating expense and for the nine months ended September 30, 2015, included a $21 million gain in interest expense and a $16 million gain in operating expense. For the three months ended September 30, 2014, included a $19 million gain in interest expense and $3 million gain in operating expense, and for the nine months ended September 30, 2014, included a $7 million loss in interest expense.

(e)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$27	$27	$28	$28
Long-term debt	3,505	3,434	3,392	3,439

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$7,239	$7,307	$6,340	$6,407
Vehicle-backed debt	2,755	2,756	1,766	1,771
Interest rate swaps and interest rate caps (a)	2	2	10	10
 __________

(a)	Derivatives in a liability position.

15.	Segment Information

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

	Three Months Ended September 30,
	2015		2014
	Revenues	Adjusted EBITDA	Revenues (a)	Adjusted EBITDA (b)
Americas	$1,776	$279	$1,742	$275
International	801	168	800	158
Corporate and Other (c)	—	(16)	—	(16)
Total Company	$2,577	431	$2,542	417

Less:	Non-vehicle related depreciation and amortization	56		46
Interest expense related to corporate debt, net		49		50
Transaction-related costs		8		7
Restructuring expense		6		8
Income before income taxes		$312		$306
__________
Previously reported amounts were recast for a change in the Company’s reportable segments. The financial results of the Company’s North America, South America, Central America and Caribbean operations are now reported in the Company’s Americas segment.

(a)
As a result of the change in the Company’s reportable segments, $15 million of revenues previously reported in International are now reported in the Americas in the three months ended September 30, 2014.

(b)
As a result of the change in the Company’s reportable segments, $2 million of Adjusted EBITDA previously reported in International is now reported in the Americas in the three months ended September 30, 2014.

(c)	Includes unallocated corporate overhead which is not attributable to a particular segment.

	Nine Months Ended September 30,
	2015		2014
	Revenues	Adjusted EBITDA	Revenues (a)	Adjusted EBITDA (b)
Americas	$4,707	$572	$4,614	$562
International	1,893	245	1,984	227
Corporate and Other (c)	—	(42)	—	(42)
Total Company	$6,600	775	$6,598	747

Less:	Non-vehicle related depreciation and amortization	161		132
Interest expense related to corporate debt, net:
Interest expense		146		161
Early extinguishment of debt		23		56
Transaction-related costs		57		23
Restructuring expense		10		16
Income before income taxes		$378		$359
__________
Previously reported amounts were recast for a change in the Company’s reportable segments. The financial results of the Company’s North America, South America, Central America and Caribbean operations are now reported in the Company’s Americas segment.

(a)
As a result of the change in the Company’s reportable segments, $49 million of revenues previously reported in International are now reported in the Americas in the nine months ended September 30, 2014.

(b)
As a result of the change in the Company’s reportable segments, $7 million of Adjusted EBITDA previously reported in International is now reported in the Americas in the nine months ended September 30, 2014.

(c)	Includes unallocated corporate overhead which is not attributable to a particular segment.

Since December 31, 2014, there have been no significant changes in segment assets other than in the Company’s International segment assets under vehicle programs. As of September 30, 2015 and December 31, 2014, International assets under vehicle programs were approximately $2.8 billion and $1.9 billion, respectively.

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, Consolidating Condensed Balance Sheets as of September 30, 2015 and December 31, 2014, and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 9 - Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended September 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,196	$636	$—	$1,832
Other	—	—	336	951	(542)	745
Net revenues	—	—	1,532	1,587	(542)	2,577

Expenses
Operating	—	3	716	483	—	1,202
Vehicle depreciation and lease charges, net	—	1	485	556	(487)	555
Selling, general and administrative	7	5	175	127	—	314
Vehicle interest, net	—	—	53	77	(55)	75
Non-vehicle related depreciation and amortization	—	—	33	23	—	56
Interest expense related to corporate debt, net:
Interest expense	—	39	1	9	—	49
Intercompany interest expense (income)	(3)	(3)	5	1	—	—
Transaction-related costs	—	2	2	4	—	8
Restructuring expense	—	—	4	2	—	6
Total expenses	4	47	1,474	1,282	(542)	2,265
Income (loss) before income taxes and equity in earnings of subsidiaries	(4)	(47)	58	305	—	312
Provision for (benefit from) income taxes	(1)	(18)	101	46	—	128
Equity in earnings of subsidiaries	187	216	259	—	(662)	—
Net income	$184	$187	$216	$259	$(662)	$184

Comprehensive income	$150	$155	$186	$228	$(569)	$150

Nine Months Ended September 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,193	$1,491	$—	$4,684
Other	—	—	910	2,570	(1,564)	1,916
Net revenues	—	—	4,103	4,061	(1,564)	6,600

Expenses
Operating	1	12	1,978	1,288	—	3,279
Vehicle depreciation and lease charges, net	—	1	1,397	1,487	(1,400)	1,485
Selling, general and administrative	24	11	477	331	—	843
Vehicle interest, net	—	—	154	228	(164)	218
Non-vehicle related depreciation and amortization	—	1	99	61	—	161
Interest expense related to corporate debt, net:
Interest expense (income)	—	121	(6)	31	—	146
Intercompany interest expense (income)	(9)	(8)	11	6	—	—
Early extinguishment of debt	—	23	—	—	—	23
Transaction-related costs	—	20	3	34	—	57
Restructuring expenses	—	—	5	5	—	10
Total expenses	16	181	4,118	3,471	(1,564)	6,222
Income (loss) before income taxes and equity in earnings of subsidiaries	(16)	(181)	(15)	590	—	378
Provision for (benefit from) income taxes	(6)	(165)	162	69	—	60
Equity in earnings of subsidiaries	328	344	521	—	(1,193)	—
Net income	$318	$328	$344	$521	$(1,193)	$318

Comprehensive income	$198	$210	$230	$406	$(846)	$198

Three Months Ended September 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,161	$649	$—	$1,810
Other	—	—	327	988	(583)	732
Net revenues	—	—	1,488	1,637	(583)	2,542

Expenses
Operating	4	1	674	489	—	1,168
Vehicle depreciation and lease charges, net	—	1	528	581	(528)	582
Selling, general and administrative	7	4	162	125	—	298
Vehicle interest, net	—	—	54	78	(55)	77
Non-vehicle related depreciation and amortization	—	—	27	19	—	46
Interest expense related to corporate debt, net:
Interest expense (income)	1	36	(1)	14	—	50
Intercompany interest expense (income)	(3)	(4)	—	7	—	—
Transaction-related costs	—	2	1	4	—	7
Restructuring expense	—	—	1	7	—	8
Total expenses	9	40	1,446	1,324	(583)	2,236
Income (loss) before income taxes and equity in earnings of subsidiaries	(9)	(40)	42	313	—	306
Provision for (benefit from) income taxes	(2)	(21)	91	46	—	114
Equity in earnings of subsidiaries	199	218	267	—	(684)	—
Net income	$192	$199	$218	$267	$(684)	$192

Comprehensive income	$116	$123	$140	$189	$(452)	$116

Nine Months Ended September 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,126	$1,566	$—	$4,692
Other	—	—	903	2,634	(1,631)	1,906
Net revenues	—	—	4,029	4,200	(1,631)	6,598

Expenses
Operating	6	9	1,938	1,320	—	3,273
Vehicle depreciation and lease charges, net	—	1	1,474	1,529	(1,472)	1,532
Selling, general and administrative	20	15	459	339	—	833
Vehicle interest, net	—	—	150	222	(159)	213
Non-vehicle related depreciation and amortization	—	1	82	49	—	132
Interest expense related to corporate debt, net:
Interest expense	2	124	1	34	—	161
Intercompany interest expense (income)	(9)	(9)	1	17	—	—
Early extinguishment of debt	—	56	—	—	—	56
Transaction-related costs	—	6	—	17	—	23
Restructuring expense	—	—	3	13	—	16
Total expenses	19	203	4,108	3,540	(1,631)	6,239
Income (loss) before income taxes and equity in earnings of subsidiaries	(19)	(203)	(79)	660	—	359
Provision for (benefit from) income taxes	(5)	(85)	161	66	—	137
Equity in earnings of subsidiaries	236	354	594	—	(1,184)	—
Net income	$222	$236	$354	$594	$(1,184)	$222

Comprehensive income	$154	$167	$284	$524	$(975)	$154

Consolidating Condensed Balance Sheets

As of September 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$239	$—	$342	$—	$585
Receivables, net	—	—	197	508	—	705
Deferred income taxes	—	10	102	32	—	144
Other current assets	3	88	89	504	—	684
Total current assets	7	337	388	1,386	—	2,118

Property and equipment, net	—	120	331	191	—	642
Deferred income taxes	21	1,020	141	—	(46)	1,136
Goodwill	—	—	487	477	—	964
Other intangibles, net	—	32	526	364	—	922
Other non-current assets	92	61	23	158	—	334
Intercompany receivables	156	361	667	814	(1,998)	—
Investment in subsidiaries	443	3,383	3,802	—	(7,628)	—
Total assets exclusive of assets under vehicle programs	719	5,314	6,365	3,390	(9,672)	6,116

Assets under vehicle programs:
Program cash	—	—	—	183	—	183
Vehicles, net	—	19	81	11,504	—	11,604
Receivables from vehicle manufacturers and other	—	1	—	636	—	637
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	20	81	12,685	—	12,786
Total assets	$719	$5,334	$6,446	$16,075	$(9,672)	$18,902

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$30	$205	$518	$1,011	$—	$1,764
Short-term debt and current portion of long-term debt	—	13	5	9	—	27
Total current liabilities	30	218	523	1,020	—	1,791

Long-term debt	—	2,974	2	529	—	3,505
Other non-current liabilities	89	87	232	379	(46)	741
Intercompany payables	—	1,611	330	57	(1,998)	—
Total liabilities exclusive of liabilities under vehicle programs	119	4,890	1,087	1,985	(2,044)	6,037

Liabilities under vehicle programs:
Debt	—	1	78	2,678	—	2,757
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,239	—	7,239
Deferred income taxes	—	—	1,898	168	—	2,066
Other	—	—	—	203	—	203
	—	1	1,976	10,288	—	12,265
Total stockholders’ equity	600	443	3,383	3,802	(7,628)	600
Total liabilities and stockholders’ equity	$719	$5,334	$6,446	$16,075	$(9,672)	$18,902

As of December 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$210	$—	$412	$—	$624
Receivables, net	—	—	177	422	—	599
Deferred income taxes	—	23	102	34	—	159
Other current assets	3	86	78	289	—	456
Total current assets	5	319	357	1,157	—	1,838

Property and equipment, net	—	112	325	201	—	638
Deferred income taxes	19	1,199	138	—	(4)	1,352
Goodwill	—	—	487	355	—	842
Other intangibles, net	—	38	545	303	—	886
Other non-current assets	104	81	22	148	—	355
Intercompany receivables	205	344	978	672	(2,199)	—
Investment in subsidiaries	468	3,072	3,316	—	(6,856)	—
Total assets exclusive of assets under vehicle programs	801	5,165	6,168	2,836	(9,059)	5,911

Assets under vehicle programs:
Program cash	—	—	—	119	—	119
Vehicles, net	—	7	87	10,121	—	10,215
Receivables from vehicle manufacturers and other	—	1	—	361	—	362
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	8	87	10,963	—	11,058
Total assets	$801	$5,173	$6,255	$13,799	$(9,059)	$16,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$39	$200	$462	$790	$—	$1,491
Short-term debt and current portion of long-term debt	—	13	4	11	—	28
Total current liabilities	39	213	466	801	—	1,519

Long-term debt	—	2,825	6	561	—	3,392
Other non-current liabilities	97	100	232	341	(4)	766
Intercompany payables	—	1,558	313	328	(2,199)	—
Total liabilities exclusive of liabilities under vehicle programs	136	4,696	1,017	2,031	(2,203)	5,677

Liabilities under vehicle programs:
Debt	—	9	84	1,683	—	1,776
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,340	—	6,340
Deferred income taxes	—	—	2,082	185	—	2,267
Other	—	—	—	244	—	244
	—	9	2,166	8,452	—	10,627
Total stockholders’ equity	665	468	3,072	3,316	(6,856)	665
Total liabilities and stockholders’ equity	$801	$5,173	$6,255	$13,799	$(9,059)	$16,969

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$60	$270	$104	$1,604	$—	$2,038

Investing activities
Property and equipment additions	—	(17)	(64)	(45)	—	(126)
Proceeds received on asset sales	—	4	—	4	—	8
Net assets acquired (net of cash acquired)	—	(8)	(3)	(214)	—	(225)
Intercompany loan advances	—	(30)	(94)	—	124	—
Other, net	212	(107)	1	3	(106)	3
Net cash provided by (used in) investing activities exclusive of vehicle programs	212	(158)	(160)	(252)	18	(340)

Vehicle programs:
Increase in program cash	—	—	—	(71)	—	(71)
Investment in vehicles	—	(1)	(3)	(9,758)	—	(9,762)
Proceeds received on disposition of vehicles	—	15	—	6,741	—	6,756
	—	14	(3)	(3,088)	—	(3,077)
Net cash provided by (used in) investing activities	212	(144)	(163)	(3,340)	18	(3,417)

Financing activities
Proceeds from long-term borrowings	—	375	—	2	—	377
Payments on long-term borrowings	—	(253)	(4)	(33)	—	(290)
Net change in short-term borrowings	—	—	—	(23)	—	(23)
Intercompany loan borrowings	—	—	—	124	(124)	—
Repurchases of common stock	(270)	—	—	—	—	(270)
Debt financing fees	—	(7)	—	—	—	(7)
Other, net	—	(212)	70	36	106	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(270)	(97)	66	106	(18)	(213)

Vehicle programs:
Proceeds from borrowings	—	—	—	11,532	—	11,532
Payments on borrowings	—	—	(7)	(9,926)	—	(9,933)
Debt financing fees	—	—	—	(17)	—	(17)
	—	—	(7)	1,589	—	1,582
Net cash provided by (used in) financing activities	(270)	(97)	59	1,695	(18)	1,369

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(29)	—	(29)

Net increase (decrease) in cash and cash equivalents	2	29	—	(70)	—	(39)
Cash and cash equivalents, beginning of period	2	210	—	412	—	624
Cash and cash equivalents, end of period	$4	$239	$—	$342	$—	$585

Nine Months Ended September 30, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$1	$728	$58	$1,280	$—	$2,067

Investing activities
Property and equipment additions	—	(12)	(60)	(55)	—	(127)
Proceeds received on asset sales	—	3	—	6	—	9
Net assets acquired (net of cash acquired)	—	—	—	(149)	—	(149)
Other, net	191	(8)	(1)	—	(191)	(9)
Net cash provided by (used in) investing activities exclusive of vehicle programs	191	(17)	(61)	(198)	(191)	(276)

Vehicle programs:
Decrease in program cash	—	—	—	23	—	23
Investment in vehicles	—	(6)	(91)	(9,738)	—	(9,835)
Proceeds received on disposition of vehicles	—	7	—	6,528	—	6,535
	—	1	(91)	(3,187)	—	(3,277)
Net cash provided by (used in) investing activities	191	(16)	(152)	(3,385)	(191)	(3,553)

Financing activities
Proceeds from long-term borrowings	—	400	—	296	—	696
Payments on long-term borrowings	—	(747)	(4)	—	—	(751)
Net change in short-term borrowings	—	—	—	(3)	—	(3)
Repurchases of common stock	(204)	—	—	—	—	(204)
Debt financing fees	—	(7)	—	(5)	—	(12)
Other, net	(1)	(191)	—	—	191	(1)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(205)	(545)	(4)	288	191	(275)

Vehicle programs:
Proceeds from borrowings	—	—	88	11,774	—	11,862
Payments on borrowings	—	—	(1)	(10,049)	—	(10,050)
Debt financing fees	—	—	(1)	(16)	—	(17)
	—	—	86	1,709	—	1,795
Net cash provided by (used in) financing activities	(205)	(545)	82	1,997	191	1,520

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(14)	—	(14)

Net increase (decrease) in cash and cash equivalents	(13)	167	(12)	(122)	—	20
Cash and cash equivalents, beginning of period	14	242	12	425	—	693
Cash and cash equivalents, end of period	$1	$409	$—	$303	$—	$713

17.	Subsequent Event

In November, the Company announced that it had entered into a definitive agreement to acquire its Avis licensee in Poland. The acquisition is expected to close in November, and the purchase price will be approximately $25 million, plus the cost of acquired fleet.

*    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2015 and our Current Report on Form 8-K filed May 6, 2015 to update the 2014 Form 10-K for a change in our reportable segments (together the “2014 Form 10-K”). Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2014 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

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
Throughout 2015, we have operated in an uncertain and uneven economic environment. Nonetheless, we continue to anticipate that worldwide demand for vehicle rental and car sharing services will show an increase in 2015, most likely against a backdrop of modest and uneven global economic growth. Our access to new fleet vehicles has been adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand, and we expect that to continue to be the case. We will look to pursue opportunities for pricing increases in the remaining months of 2015 and in 2016 in order to enhance our returns on invested capital and profitability.

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

Year-to-Date Highlights

In the nine months ended September 30, 2015:

•	Our net revenues totaled $6.6 billion and grew 6% in constant currency.

•	Our Adjusted EBITDA increased 4% year-over-year to $775 million and increased 9% in constant currency, primarily as a result of higher rental volumes.

•	We repurchased $277 million of our common stock, reducing our shares outstanding by approximately 5.9 million shares.

•
In January, we acquired our Avis and Budget licensees in Norway, Sweden and Denmark (“Scandinavia”), and in April, we acquired the remaining 50% ownership in our Avis and Budget licensee for Brazil (“Brazil”).

•	In April, we acquired Maggiore Group (“Maggiore”), the fourth-largest vehicle rental company in Italy.

•
We issued $375 million of 5¼% Senior Notes due 2025, the proceeds of which were used primarily to redeem all $223 million of our outstanding 9¾% Senior Notes due 2020 and to finance a portion of our acquisition of Maggiore.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring expense, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs and income taxes. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the aggregate performance of our operating businesses and in comparing our results from period to period. We believe that Adjusted EBITDA is useful to investors because it allows investors to assess our financial condition and results of operations on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Our consolidated results of operations comprised the following:

	Three Months Ended September 30,
	2015	2014	Change	% Change
Revenues
Vehicle rental	$1,832	$1,810	$22	1%
Other	745	732	13	2%
Net revenues	2,577	2,542	35	1%

Expenses
Operating	1,202	1,168	34	3%
Vehicle depreciation and lease charges, net	555	582	(27)	(5%)
Selling, general and administrative	314	298	16	5%
Vehicle interest, net	75	77	(2)	(3%)
Non-vehicle related depreciation and amortization	56	46	10	22%
Interest expense related to corporate debt, net	49	50	(1)	(2%)
Transaction-related costs	8	7	1	14%
Restructuring expense	6	8	(2)	(25%)
Total expenses	2,265	2,236	29	1%

Income before income taxes	312	306	6	2%
Provision for income taxes	128	114	14	12%

Net income	$184	$192	$(8)	(4%)

During third quarter 2015, our net revenues increased as a result of a 10% increase in total rental days (6% excluding Maggiore), largely offset by an approximately $161 million (6%) negative impact from currency exchange rate movements.

Total expenses increased as a result of increased volumes and a 7% increase in our car rental fleet (4% excluding Maggiore). The increase was largely offset by a favorable impact from currency exchange rate movements on expenses of approximately $126 million (6%). As a result of these items, our net income decreased by $8 million. Our effective tax rates were provisions of 41% and 37% for the three months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015, the Company reported earnings of $1.77 per diluted share, which includes after-tax transaction-related costs of ($0.06) per share and after-tax restructuring expense of ($0.05) per share. For the three months ended September 30, 2014, the Company reported earnings of $1.74 per diluted share, which includes after-tax transaction costs of ($0.06) per share and after-tax restructuring expense of ($0.05) per share.

In the three months ended September 30, 2015:

•	Operating expenses increased to 46.6% of revenue from 46.0% in third quarter 2014, principally due to inflationary cost increases and higher vehicle maintenance and damage expense.

•	Vehicle depreciation and lease charges decreased to 21.5% of revenue from 22.9% in third quarter 2014, primarily due to a 6% decrease in per-unit fleet costs in constant currency.

•	Selling, general and administrative costs increased to 12.2% of revenue from 11.7% in third quarter 2014, primarily due to increased marketing costs and commissions.

•	Vehicle interest costs were 2.9% of revenue compared to 3.0% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2015	2014	% Change	2015	2014	% Change
Americas	$1,776	$1,742	2%	$279	$275	1%
International	801	800	0%	168	158	6%
Corporate and Other (a)	—	—	*	(16)	(16)	*
Total Company	$2,577	$2,542	1%	431	417	3%

Less:	Non-vehicle related depreciation and amortization (b)			56	46
Interest expense related to corporate debt, net				49	50
Transaction-related costs (c)				8	7
Restructuring expense				6	8
Income before income taxes				$312	$306
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Amortization of acquisition-related intangible assets increased to $15 million in 2015 from $8 million in 2014.

(c)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	2015	2014	% Change
Revenue	$1,776	$1,742	2%
Adjusted EBITDA	279	275	1%

Revenues increased 2% in third quarter 2015 compared with third quarter 2014, primarily due to 4% growth in rental volumes, partially offset by a $27 million (2%) negative impact from currency exchange rate movements.

Adjusted EBITDA increased 1% in third quarter 2015 compared with third quarter 2014, due to an increase in rental volumes and lower per-unit fleet costs, partially offset by a $7 million (3%) negative impact from currency exchange rate movements.

In the three months ended September 30, 2015:

•	Operating expenses increased to 46.9% of revenue, compared to 45.7% in the prior-year period, primarily due to inflationary cost increases and higher vehicle maintenance and damage expense.

•	Vehicle depreciation and lease charges decreased to 23.2% of revenue from 24.8% in the prior-year period, principally due to a 5% decrease in per-unit fleet costs in constant currency.

•	Selling, general and administrative costs were 10.9% of revenue, an increase from 10.2% in third quarter 2014, primarily due to increased marketing costs and commissions.

•	Vehicle interest costs were 3.4% of revenue compared to 3.6% in third quarter 2014.

International

	2015	2014	% Change
Revenue	$801	$800	0%
Adjusted EBITDA	168	158	6%

Revenues were relatively unchanged in third quarter 2015 compared to third quarter 2014, primarily due to a 23% increase in rental volumes (12% excluding Maggiore) and a 17% constant-currency increase in ancillary revenue (12% excluding Maggiore), largely offset by a $134 million (17%) negative impact on revenues from currency exchange rate changes and a 3% decrease in pricing in constant currency (1% excluding Maggiore). Excluding Maggiore, total revenue per rental day increased 1% in constant currency.

Adjusted EBITDA increased 6% in third quarter 2015 compared to third quarter 2014, as benefits from increased rental volumes, lower per-unit fleet costs and the acquisitions of Maggiore and Scandinavia were partially offset by a $33 million (21%) negative impact from currency exchange rate movements.

In the three months ended September 30, 2015:

•	Operating expenses were 45.9% of revenue compared to 46.1% in the prior-year period.

•	Vehicle depreciation and lease charges decreased to 17.8% of revenue from 18.7% compared to third quarter 2014, driven by 7% lower per-unit fleet costs in constant currency.

•	Selling, general and administrative costs were 13.6% of revenue compared to 13.7% in the prior-year period.

•	Vehicle interest costs were 1.9% of revenue compared to 1.8% in third quarter 2014.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Revenues
Vehicle rental	$4,684	$4,692	$(8)	0%
Other	1,916	1,906	10	1%
Net revenues	6,600	6,598	2	0%

Expenses
Operating	3,279	3,273	6	0%
Vehicle depreciation and lease charges, net	1,485	1,532	(47)	(3%)
Selling, general and administrative	843	833	10	1%
Vehicle interest, net	218	213	5	2%
Non-vehicle related depreciation and amortization	161	132	29	22%
Interest expense related to corporate debt, net:
Interest expense	146	161	(15)	(9%)
Early extinguishment of debt	23	56	(33)	(59%)
Transaction-related costs	57	23	34	*
Restructuring expense	10	16	(6)	(38%)
Total expenses	6,222	6,239	(17)	0%

Income before income taxes	378	359	19	5%
Provision for income taxes	60	137	(77)	(56%)

Net income	$318	$222	$96	43%
__________

*	Not meaningful.

During the nine months ended September 30, 2015, our net revenues were essentially unchanged as a result of a 7% increase in total rental days (5% excluding Maggiore) being largely offset by an approximately $368 million (6%) negative impact from currency exchange rate movements.

Total expenses decreased as a result of a favorable impact from currency exchange rate movements on expenses of approximately $345 million (6%). This decrease was largely offset by increased volumes, a 6% increase in our car rental fleet (4% excluding Maggiore) and transaction-related costs associated with the acquisitions of Scandinavia and Brazil, most of which were non-cash expenses. As a result of these items, and a $98 million income tax benefit related to resolution of a prior-year tax matter, our net income increased by $96 million. Our effective tax rates were provisions of 16% and 38% for the nine months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015, the Company reported earnings of $3.00 per diluted share, which includes after-tax transaction-related costs of ($0.43) per share, after-tax debt extinguishment costs of ($0.13) per share, after-tax restructuring expense of ($0.07) per share and an income tax benefit related to resolution of a prior-year tax matter of $0.92 per share. For the nine months ended September 30, 2014, the Company reported earnings of $2.00 per diluted share, which includes after-tax debt extinguishment costs of ($0.30) per share, after-tax transaction-related costs of ($0.18) per share and after-tax restructuring expense of ($0.10) per share.

In the nine months ended September 30, 2015:

•	Operating expenses were 49.7% of revenue compared to 49.6% in the prior-year period.

•	Vehicle depreciation and lease charges decreased to 22.5% of revenue from 23.2% in the nine months ended September 30, 2014, driven by 4% lower per-unit fleet costs in constant currency.

•	Selling, general and administrative costs increased to 12.8% of revenue from 12.6% in the nine months ended September 30, 2014.

•	Vehicle interest costs were 3.3% of revenue compared to 3.2% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2015	2014	% Change	2015	2014	% Change
Americas	$4,707	$4,614	2%	$572	$562	2%
International	1,893	1,984	(5%)	245	227	8%
Corporate and Other (a)	—	—	*	(42)	(42)	*
Total Company	$6,600	$6,598	0%	775	747	4%

Less:	Non-vehicle related depreciation and amortization (b)			161	132
Interest expense related to corporate debt, net:
	Interest expense			146	161
	Early extinguishment of debt			23	56
Transaction-related costs (c)				57	23
Restructuring expense				10	16
Income before income taxes				$378	$359
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Amortization of acquisition-related intangible assets increased to $41 million in 2015 from $23 million in 2014.

(c)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	2015	2014	% Change
Revenue	$4,707	$4,614	2%
Adjusted EBITDA	572	562	2%

Revenues increased 2% in the nine months ended September 30, 2015 compared with the same period in 2014, primarily due to 4% growth in rental volumes, partially offset by a $47 million (1%) negative impact from currency exchange rate movements.

Adjusted EBITDA increased 2% in the nine months ended September 30, 2015 compared with the same period in 2014, due to increased rental volumes, partially offset by a $7 million (1%) negative impact from currency exchange rate movements.

In the nine months ended September 30, 2015:

•	Operating expenses were 48.8% of revenue compared to 48.7% in the prior-year period.

•
Vehicle depreciation and lease charges decreased to 24.2% of revenue from 24.6% in the first nine months of 2015 compared to 2014, principally due to 2% lower per-unit fleet costs in constant currency.

•	Selling, general and administrative costs increased to 11.1% of revenue from 10.7% in the prior-year period, primarily due to increased marketing costs and commissions.

•	Vehicle interest costs, at 3.8% of revenue, remained level compared to the nine months ended September 30, 2014.

International

	2015	2014	% Change
Revenue	$1,893	$1,984	(5%)
Adjusted EBITDA	245	227	8%

Revenues decreased 5% during the nine months ended September 30, 2015 compared with the same period in 2014, primarily due to a $321 million (16%) negative impact on revenues from currency exchange rate changes and a 4% decrease in pricing in constant currency (3% excluding Maggiore), partially offset by a 17% increase in rental volumes (9% excluding Maggiore) and an 14% constant-currency increase in ancillary revenue (10% excluding Maggiore). Excluding Maggiore, total revenue per rental day remained unchanged in constant currency.

Adjusted EBITDA increased 8% in the nine months ended September 30, 2015 compared with the same period in 2014, due to an increase in rental volumes and the acquisitions of Maggiore and Scandinavia, partially offset by lower pricing and a $35 million (15%) negative impact from currency exchange rate changes.

In the nine months ended September 30, 2015:

•	Operating expenses were 51.6% of revenue compared to 51.5% in the prior-year period.

•	Vehicle depreciation and lease charges decreased to 18.4% of revenue from 19.9% in the nine months ended September 30, 2014, driven by 9% lower per-unit fleet costs in constant currency.

•	Selling, general and administrative costs decreased to 15.0% of revenue from 15.3% in the prior-year period.

•	Vehicle interest costs increased to 2.2% of revenue, an increase from to 1.9% in the nine months ended September 30, 2014.

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

FINANCIAL CONDITION

	September 30, 2015	December 31, 2014	Change
Total assets exclusive of assets under vehicle programs	$6,116	$5,911	$205
Total liabilities exclusive of liabilities under vehicle programs	6,037	5,677	360
Assets under vehicle programs	12,786	11,058	1,728
Liabilities under vehicle programs	12,265	10,627	1,638
Stockholders’ equity	600	665	(65)

Total assets exclusive of assets under vehicle programs increased primarily due to a seasonal increase in value-added tax receivables, which are recoverable from government agencies, as well as the acquisitions of Maggiore, Scandinavia and Brazil (see Note 4 to our Consolidated Financial Statements and “Liquidity and Capital Resources”), partially offset by a decrease in deferred income taxes primarily related to the utilization of net operating losses. Total liabilities exclusive of liabilities under vehicle programs increased primarily due to seasonal increases in accounts payable and an increase in long-term debt (see “Liquidity and Capital Resources” regarding the changes in our corporate financings).

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet and associated funding, as well as our acquisitions.

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

During the nine months ended September 30, 2015, we issued $375 million of 5¼% Senior Notes due 2025 at par. The proceeds from these borrowings were used to redeem the remaining $223 million principal amount of our 9¾% Senior Notes due 2020 and to finance a portion of our acquisition of Maggiore. In addition, we repurchased approximately 5.9 million shares of our outstanding common stock during the nine months ended September 30, 2015, and increased our borrowings under vehicle programs to fund the seasonal increase in our rental fleet.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2015	2014	Change
Cash provided by (used in):
Operating activities	$2,038	$2,067	$(29)
Investing activities	(3,417)	(3,553)	136
Financing activities	1,369	1,520	(151)
Effect of exchange rate changes	(29)	(14)	(15)
Net increase (decrease) in cash and cash equivalents	(39)	20	(59)
Cash and cash equivalents, beginning of period	624	693	(69)
Cash and cash equivalents, end of period	$585	$713	$(128)

Cash provided by operating activities during the nine months ended September 30, 2015 was substantially unchanged compared with the same period in 2014 .

The 4% decrease in cash used in investing activities during the nine months ended September 30, 2015 compared with the same period in 2014 is primarily due to a decrease in vehicle purchases and an increase in proceeds received on the disposition of vehicles in 2015, partially offset by the acquisitions of Maggiore, Scandinavia and Brazil in 2015.

The decrease in cash provided by financing activities during the nine months ended September 30, 2015 compared with the same period in 2014 is primarily due to a decrease in net borrowings under vehicle programs, partially offset by an increase in our stock repurchase program and an increase in net corporate borrowings to help fund acquisitions.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2015, we had approximately $14 billion of indebtedness, including corporate indebtedness of approximately $4 billion and debt under vehicle programs of approximately $10 billion.

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	September 30,	December 31,
		2015	2014
4⅞% Senior Notes	November 2017	$300	$300
Floating Rate Senior Notes (a)	December 2017	248	248
Floating Rate Term Loan (b)	March 2019	973	980
9¾% Senior Notes	March 2020	—	223
6% Euro-denominated Senior Notes (c)	March 2021	517	561
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
5¼% Senior Notes	March 2025	375	—
Other		45	34
Total		$3,532	$3,420
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.07% at September 30, 2015; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(b)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2015, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

(c)	The reduction in the balance principally reflects currency translation adjustments.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of	As of
	September 30,	December 31,
	2015	2014
Americas - Debt due to Avis Budget Rental Car Funding (a)	$7,239	$6,340
Americas - Debt borrowings	766	746
International - Debt borrowings (a) (b)	1,689	685
International - Capital leases	296	314
Other	6	31
Total	$9,996	$8,116
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	The increase also includes additional borrowings related to the acquisition of Maggiore.

As of September 30, 2015, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,800	$—	$725	$1,075
Other facilities (b)	9	3	—	6
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 4.50%.

At September 30, 2015, we had various uncommitted credit facilities available, under which we had drawn approximately $1 million, which bear interest at rates between 0.23% and 2.84%.

The following table presents available funding under our debt arrangements related to our vehicle programs at September 30, 2015:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,489	$7,239	$2,250
Americas - Debt borrowings (c)	1,014	766	248
International - Debt borrowings (d)	2,166	1,689	477
International - Capital leases (e)	329	296	33
Other	6	6	—
Total	$13,004	$9,996	$3,008
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.8 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $2.2 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.3 billion of underlying vehicles and related assets.

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

As discussed above, as of September 30, 2015, we have cash and cash equivalents of $585 million, available borrowing capacity under our committed credit facilities of approximately $1.1 billion and available capacity under our vehicle programs of approximately $3.0 billion. In August 2015, the Company’s Board of Directors authorized a $250 million increase in the Company’s share repurchase program.

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

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings including a maximum leverage ratio. As of September 30, 2015, we are in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2014 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2014 Form 10-K with the exception of our commitment to purchase vehicles, which increased by approximately $0.7 billion from December 31, 2014, to approximately $7.4 billion at September 30, 2015. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

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

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2015 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2015. For additional information regarding our long-term borrowings and financial instruments, see Notes 9, 10 and 14 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

During the quarter ended September 30, 2015, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, please refer to the Company’s 2014 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s common stock repurchases by month for the quarter ended September 30, 2015:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	1,032,552	$42.61	1,032,552	$124,815,594
August 1-31, 2015	1,181,520	43.20	1,181,520	323,775,470
September 1-30, 2015	1,518,167	43.61	1,518,167	257,566,918
Total	3,732,239	$43.20	3,732,239	$257,566,918
__________

(a)
Excludes, for the three months ended September 30, 2015, 507 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

The Company’s Board of Directors has authorized the repurchase of up to $885 million of its common stock under a plan originally approved in August 2013 and subsequently expanded in April and October 2014 and August 2015. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	November 3, 2015
/s/ David B. Wyshner
David B. Wyshner
Senior Executive Vice President and
Chief Financial Officer

Date:	November 3, 2015
/s/ David T. Calabria
David T. Calabria
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.2	Amended and Restated By-Laws of Avis Budget Group, Inc. as of September 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 18, 2015).
10.1
Avis Budget Car Rental 2016 Model Year Program Letter dated August 14, 2015 between Avis Budget Car Rental, LLC and Ford Motor Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 20, 2015).*

10.2
Agreement dated August 14, 2015 between Avis Budget Car Rental, LLC and General Motors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 20, 2015).*

10.3
Employment Agreement between Avis Budget Group, Inc. and Larry D. DeShon dated as of September 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 18, 2015).

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