Form 10-K
period 2015-12-31
AVIS BUDGET GROUP, INC.
filed 2016-02-24
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,532,680,060 based on the closing price of its common stock on the NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 29, 2016, the number of shares outstanding of the registrant’s common stock was 97,039,594.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s annual stockholders’ meeting scheduled to be held on May 25, 2016 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7, in “Risk Factors” set forth in Item 1A and in other portions of this Annual Report on Form 10-K, may contain forward-looking statements and involve uncertainties that could cause actual results to differ materially from those projected in such statements.

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

OVERVIEW

We are a leading global provider of vehicle rental and car sharing services, operating three of the most recognized brands in the industry through Avis, Budget and Zipcar. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve. We and our licensees operate the Avis and Budget brands in approximately 180 countries throughout the world. We generally maintain a leading share of airport car rental revenue in North America, Europe, Australia and New Zealand, and we operate one of the leading truck rental businesses in the United States.

Our brands are differentiated to help us meet a wide range of customer needs throughout the world. Avis is a leading rental car supplier positioned to serve the premium commercial and leisure segments of the travel industry, and Budget is a leading rental vehicle supplier focused primarily on more value-conscious segments of the industry.

On average, our rental fleet totaled more than 580,000 vehicles and we completed more than 38 million vehicle rental transactions worldwide in 2015. We generate approximately 70% of our vehicle rental revenue from on-airport locations and approximately 30% of our revenue from off-airport locations. We also license the use of the Avis and Budget trademarks to licensees in areas in which we do not operate directly. Our brands have an extended global reach with more than 11,000 car and truck rental locations throughout the world, including approximately 5,000 car rental locations operated by our licensees. We believe that Avis,Budget and Zipcar enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand.

Our Zipcar brand is the world’s leading car sharing company, with nearly one million members in the United States, Canada and Europe. We operate Budget Truck, one of the leading truck rental businesses in the United States, with a fleet of approximately 21,000 vehicles that operate through a network of approximately 1,000 dealer-operated and 450 Company-operated locations throughout the continental United States. We also own Payless, a car rental brand that operates in the deep-value segment of the industry, and Apex, which is a leading deep-value car rental brand in New Zealand and Australia. We also have investments in certain of our Avis and Budget licensees outside of the United States, including licensees in India and China.

COMPANY HISTORY

Founded in 1946, Avis is believed to be the first company to rent cars from airport locations. Avis expanded its geographic reach throughout the United States through growth in licensed and Company-operated locations in the 1950s and 1960s. In 1963, Avis introduced its award winning “We try harder®” advertising campaign, which was recognized as one of the top ten advertising campaigns of the 20th century by Advertising Age magazine.

HFS Incorporated acquired Avis in 1996 and merged with our predecessor company in 1997, with the combined entity being renamed Cendant Corporation. The Company is a Delaware corporation headquartered in Parsippany, New Jersey.

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

In 2013, we acquired Zipcar, the world’s leading car sharing company, to further increase our growth potential and our ability to better serve a greater variety of our customers’ mobility needs. In 2012 and 2013, we acquired our Apex and Payless brands, respectively, which allowed us to expand our presence in the deep-value segment of the car rental industry. In 2014, we also acquired our long-standing Budget licensee for Southern California and Las Vegas, which further expanded our Company-operated locations in the United States. In 2015, we acquired the operations of our former Avis and Budget licensees in Brazil, Norway, Sweden and Denmark; our Avis licensee in Poland; and Maggiore Group, a leading provider of vehicle rental services in Italy. These acquisitions have allowed us to further expand our global footprint of Company-operated locations.

We have a long history of innovation in the vehicle rental and car sharing business, including:

•	in 1973, we launched our proprietary Wizard system, a constantly updated information-technology system that is the backbone of our operations;

•	in 1987, we introduced our Roving Rapid Return program, powered by a handheld computer device that allows customers to bypass the car return counter;

•	in 1996, we became one of the first car rental companies to accept online reservations;

•	in 2000, we introduced Avis Interactive, the first Internet-based reporting system in the car rental industry;

•	in 2009, we launched what we believe to be the first car rental iPhone application in the United States;

•	in 2012, we believe that our Avis brand became the first in the industry to offer mobile applications to customers on all four major mobile platforms;

•	in 2015, our Avis brand was the first in the industry to offer an Android application that allows customers to use voice-activated technology to make, confirm or cancel their car rental reservations;

•
in 2015, our Avis brand was the first U.S. car rental company to offer an application for the Apple Watch, which enables our customers to email themselves a car rental receipt and view current, upcoming and past car rental reservations from their wrists; and

•	in 2015, we continued to expand our use of yield management systems, which the Company designed to help optimize its decision-making with respect to pricing and fleet management.

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

SEGMENT INFORMATION

We categorize our operations into two reporting segments:

•
Americas, provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in North America, South America, Central America and the Caribbean, and operates the Company’s car sharing business in certain of these markets; and

•
International, provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in Europe, the Middle East, Africa, Asia, Australia and New Zealand, and operates the Company’s car sharing business in certain of these markets.

The following table presents key operating metrics for each of our two reporting segments:

	Total 2015 Rental Days	Average 2015 Time and Mileage (“T&M”) Revenue per Day	Average 2015 Rental Fleet Size
Americas	99 million	$40.55	383,000
International	43 million	$33.57	164,000
	142 million		547,000
________
Note: Operating metrics exclude Zipcar and U.S. truck rental operations, which had average fleets of 13,000 and 21,000 vehicles, respectively, in 2015.

The following graphs present the composition of our rental days and our average rental fleet in 2015, by segment:

Composition of 2015 Rental Days	Composition of 2015 Rental Fleet

Financial data for our segments and geographic areas are reported in Note 19-Segment Information to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

OUR STRATEGY

Our objective is to strategically accelerate our growth, strengthen our global position as a leading provider of vehicle rental services, enhance our customers’ rental experience, control costs and drive efficiency throughout the organization. We expect to achieve our goals by focusing our efforts on the following core strategic initiatives:

•
Strategically Accelerate Growth. We have pursued and will continue to pursue numerous opportunities intended to increase our revenues and make disproportionate contributions to our earnings. For instance:

◦	We are focused on promoting car class upgrades, adjusting our mix of vehicles to match customer demand, growing our rentals to small-business and international travelers, increasing the number of rentals that customers book through our own websites and mobile applications, increasing the proportion of transactions in which customers prepay us, and expanding our ancillary revenues derived from offering additional ancillary products and services to the rental transactions of an increasing percentage of our customers. We believe these efforts will not only enhance the rental experience, but also generate incremental revenue and add to profitability.

◦
We are focused on yield management and pricing optimization in an effort to increase the rental fees we earn per rental day. We have implemented, and plan to continue to implement, new technology systems that strengthen our yield management and enable us to tailor our product, service and price offerings not only to meet our customers’ needs, but also in response to actions taken by our competitors. We expect to continue to adjust our pricing to bolster profitability and match changes in demand.

◦
We continue to see significant growth opportunities related to our Zipcar brand. We expect to increase our Zipcar membership base by growing the number of businesses, government agencies and universities that Zipcar serves within its existing markets, as well as expanding the brand into new markets where our existing car rental presence will help enable the introduction of Zipcar’s car sharing services. We expect that such growth will include making more Zipcars available at airport locations, offering one-way usage of Zipcars at certain locations, cross-marketing partnerships through our well-established corporate and affinity relationships and expanding our car sharing footprint outside of the United States.

◦
We continue to focus on addressing the need of the deep-value segment of the vehicle rental industry with our Payless and Apex brands and look to increase our profitability in this segment as we grow our revenues.

•
Strengthening Our Global Position. While we currently operate, either directly or through licensees, in approximately 180 countries around the world, we will continue to strengthen and further expand our global footprint through organic growth and potentially through acquisitions, joint ventures, licensing agreements or other relationships:

◦
In countries where we have Company-operated locations, we will continue to identify opportunities to add new rental locations, to grant licenses to independent third parties for regions where we do not currently operate and/or do not wish to operate directly, to strengthen the presence of our brands and to re-acquire previously granted license rights in certain cases.

◦
In countries operated by licensees, including our joint ventures in India and China, we will seek to ensure that our licensees are well positioned to realize the growth potential of our brands in those countries and are aggressively growing their presence in those markets, and we expect to consider the re-acquisition of previously granted license rights in certain cases.

◦
Zipcar represents a substantial growth opportunity for us as we believe that there are numerous geographic markets outside the United States, particularly in Europe and the Asia Pacific region, where Zipcar’s proven car sharing model can be utilized to meet substantial, currently unmet transportation needs.

•
Enhancing Customers’ Rental Experience. We are committed to serving our customers and enhancing their rental experience, including through our Customer Led, Service Driven™ initiative, which is aimed at improving our customers’ rental experience with our brands, our systems and our employees. Following an extensive review of the ways, places and occasions in which our brands, our systems and our employees interact with existing and potential customers, we have implemented actions that further enhance the service we provide at these customer “touch points.” For example:

◦
We offer Avis Preferred Select & Go™, a vehicle-choice program for customers, and have revised our rental agreements and receipts to improve transparency, and mobile applications to accept reservations and to better communicate with customers. We have also significantly expanded customer-service-oriented training of our employees, achieving significant increases in customer satisfaction.

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

We expect to continue to invest in these efforts, with a particular emphasis on self-service technologies that we believe will allow us to serve customers more effectively and efficiently.

•
Controlling Costs and Driving Efficiency throughout the Organization. We have continued our efforts to rigorously control costs. We continue to aggressively reduce expenses throughout our organization, and we have consistently eliminated or reduced significant costs through the integration of acquired businesses. In addition:

◦
We continued to develop and implement our Performance Excellence process improvement initiative to increase efficiencies, reduce operating costs and create sustainable cost savings using LEAN, Six Sigma and other tools. This initiative, which we have expanded to cover our operations in our International segment, has generated substantial savings since its implementation and is expected to continue to provide incremental benefits.

◦
Through our Transformation 2015 initiative, we have taken significant actions to further streamline our administrative and shared-services infrastructure through a restructuring program that identifies and replicates best practices, leverages the scale and capabilities of third-party service providers, and will increase the global standardization and consolidation of non-rental-location functions over time.

◦
We have implemented initiatives to integrate our acquired businesses, to realize cost efficiencies from combined maintenance, systems, technology and administrative infrastructure, as well as fleet utilization benefits and savings by combining our car rental and car sharing fleets at times to reduce the number of unutilized vehicles.

◦
We have also continued to implement technology solutions, including self-service voice reservation technology, mobile communications with customers and fleet optimization technologies to reduce costs, and we will further continue to pursue innovative solutions to support our strategic initiatives.

We believe such steps will continue to aid our financial performance.

In executing our strategy, we plan to continue to position our distinct and well-recognized global brands to focus on different segments of customer demand, complemented by our other brands in their respective regional markets. With Avis as a premium brand preferred more by corporate and upscale leisure travelers, Budget as a mid-tier brand preferred more by value-conscious travelers, Payless as a deep-value brand, Maggiore and Apex as well-recognized regional brands and Zipcar offering its members an economical alternative to car ownership, we believe we are able to target a broad range of demand, particularly since the brands often share the same operational and administrative infrastructure while providing differentiated though consistently high levels of customer service.

We aim to provide vehicles, products, services and pricing, to use various marketing channels and to maintain marketing affiliations and corporate account contracts that complement each brand’s positioning. We plan to continue to invest in our brands through a variety of efforts, including television commercials, print advertisements and on-line and off-line marketing. We see particular growth opportunities for our Budget brand in Europe, as Budget’s share of airport car rentals is significantly smaller in Europe than in other parts of the world, and for Zipcar internationally, where the brand’s proven car sharing model can be expanded into numerous geographic markets.

We operate in a highly competitive industry, and our results can be impacted by external factors, such as travel demand and uncertain economic conditions in various parts of the world. We seek to mitigate our exposure to risks in numerous ways, including delivering upon the core strategic initiatives described above and through continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet and our operations, and adjustments in the size, nature and terms of our relationships with vehicle manufacturers.

OUR BRANDS AND OPERATIONS

OUR BRANDS

Our Avis, Budget and Zipcar brands are three of the most recognized brands in our industry. We believe that we enjoy significant benefits from operating our Avis and Budget brands to target different rental customers but share the same maintenance facilities, fleet management systems, technology and administrative infrastructure. In addition, we are able to recognize significant benefits and savings by combining our car rental and car sharing maintenance activities and fleets at times to reduce the number of unutilized cars and to meet demand peaks. We believe that Avis, Budget and Zipcar all enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand. We also operate the Apex and Payless brands, which operate in the deep-value segment of the car rental industry, and augment our Avis, Budget and Zipcar brands.

Avis

Avis is a leading rental car supplier positioned to serve the premium commercial and leisure segments of the travel industry. The Avis brand provides high-quality car rental services at price points generally above non-branded and value-branded national car rental companies. We operate or license the Avis car rental system (the “Avis System”), one of the largest car rental systems in the world, comprised of approximately 5,550 locations worldwide, including in virtually all of the largest commercial airports and cities in the world.

We operate approximately 2,700 Avis car rental locations worldwide, in both the on-airport and off-airport, or local, rental markets. In 2015, our Avis operations generated total revenue of approximately $5.0 billion, of which approximately 64% (or $3.2 billion) was derived from operations in the Americas. In addition, we license the Avis brand to other independent commercial owners in approximately 2,850 locations throughout the world. In 2015, approximately 71% of the Avis System total revenue was generated by our Company-operated locations and the remainder was generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that comprise the Avis System:

	Avis System Locations
	Americas	International	Total
Company-operated locations	1,500	1,200	2,700
Licensee locations	750	2,100	2,850
Total Avis System Locations	2,250	3,300	5,550

The graphs below present the approximate composition of the Americas Avis System revenue and global Avis System revenue in 2015:

Composition of Americas Avis System Revenue	Composition of Global Avis System Revenue

In 2015, Avis derived approximately $1.8 billion and $1.7 billion (or 51% and 49%) of its vehicle rental revenue from commercial and leisure customers, respectively, and $2.4 billion and $1.1 billion (or 69% and 31%) of its vehicle rental revenue from customers renting at airports and locally, respectively.

We offer Avis customers a variety of premium services, including:

•	Avis Preferred, a frequent renter rewards program that offers counter bypass at major airport locations and reward points for every dollar spent on vehicle rentals and related products;

•	Avis Preferred Select & Go, a service that allows customers at certain locations to select an alternate vehicle or upgrade their vehicle choice without visiting the rental counter;

•	Avis Signature Series, a selection of luxury vehicles including BMWs, Corvettes, Mercedes and Maseratis;

•	rental of portable GPS navigation units, tablets and in-dash satellite radio service;

•	availability of premium, sport and performance vehicles as well as eco-friendly vehicles, including gasoline/electric hybrids;

•	roadside assistance;

•	e-receipts;

•	a 100% smoke-free car rental fleet in North America;

•	electronic toll collection services that allow customers to pay highway tolls without waiting in toll booth lines;

•	amenities such as Avis Access, a full range of special products and services for drivers and passengers with disabilities;

•
Avis Interactive, a proprietary management tool that allows corporate clients to easily view and analyze their rental activity via the Internet, permitting these clients to better manage their travel budgets and monitor employee compliance with applicable travel policies; and

•
supporting online interactions with our customers through various mobile platforms, including an application for the Apple Watch and an updated Android application featuring voice-activated reservations.

Avis was named World’s Leading Car Rental Company by the World Travel Awards in 2015, and was named the leading car rental company in customer loyalty in the Brand Keys Customer Loyalty Engagement Index for the

16th consecutive year. In addition, Avis was named to the 2015 Brand Keys Loyalty Leaders List and received numerous other awards.

Budget

Budget is a leading rental car supplier focused primarily on more value-conscious segments of the industry. We operate or license the Budget vehicle rental system (the “Budget System”), which is comprised of approximately 3,900 car rental locations and represents one of the largest car rental systems in the world. The Budget System encompasses locations at most of the largest airports and cities in the world.

We operate approximately 1,950 Budget car rental locations worldwide. In 2015, our Budget car rental operations generated total revenue of approximately $2.4 billion, of which 84% (or $2.0 billion) was derived from operations in the Americas. We also license the Budget System to independent business owners who operate approximately 1,950 locations worldwide. In 2015, approximately 71% of the Budget System total revenue was generated by our Company-operated locations with the remainder generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that comprise the Budget System:

	Budget System Locations
	Americas	International	Total
Company-operated locations	1,350	600	1,950
Licensee locations	650	1,300	1,950
Total Budget System Locations	2,000	1,900	3,900

The graphs below present the approximate composition of the Americas Budget System revenue and global Budget System revenue in 2015:

Composition of Americas Budget System Revenue	Composition of Global Budget System Revenue

In 2015, Budget derived approximately $445 million and $1.3 billion (or 26% and 74%) of its vehicle rental revenue from commercial and leisure customers, respectively, and $1.3 billion and $415 million (or 76% and 24%) of its vehicle rental revenue from customers renting at airports and locally, respectively.

Budget offers its customers several products and programs similar to Avis, such as portable GPS navigation units, roadside assistance, electronic toll collection, emailed receipts and refueling options, as well as special rental rates for frequent renters and Budget’s Fastbreak service, an expedited rental service for frequent travelers.

In 2015, Budget received numerous awards, including for its award-winning loyalty program, Unlimited Rewards®, which was selected by Travel Weekly as a 2015 Gold Magellan Award Winner.

Zipcar

Founded in 2000, Zipcar operates the world’s leading membership-based car sharing network that provides “wheels when you want them” to nearly one million members, also known as “Zipsters,” in over 30 major metropolitan areas and over 500 college campuses in the United States, Canada and Europe. Zipcar provides its members self-service vehicles in reserved parking spaces located in residential neighborhoods, business districts, college campuses, business office complexes and airports.
Our members may reserve vehicles by the hour or by the day at rates that include gasoline, insurance and other costs associated with vehicle ownership, and they can make their reservations through Zipcar’s reservation system, which is available by phone, Internet or through the Zipcar application on their smartphone. Our members have the flexibility to choose from a variety of makes and models of vehicles that they want depending on their specific needs and desires for each trip and the available Zipcars in their neighborhoods. The flexibility and affordability of our service, as well as broader consumer trends toward responsible and sustainable living, provide a significant platform for future growth.
We continue to make substantial investment in refining, innovating and enhancing Zipcar’s operations and fleet management systems, and we have integrated numerous elements of Zipcar’s operations and fleet management into our existing processes. We believe that the experience that we have gained and continue to accumulate while growing and operating our network is a key advantage, informing our decisions regarding our existing operations and services as well as our plans for expansion.
Zipcar offers its members the freedom of on-demand access to a fleet of vehicles at any hour of the day or night, in their neighborhood or in any of our Zipcar cities and locations. Benefits to members include:

•
Cost-effective alternative to car ownership - Members pay for time they reserve the vehicle and have no responsibility for the additional costs and hassles associated with car ownership, including parking, gasoline, taxes, registration, insurance, maintenance and lease payments.

•
Convenience and accessible fleet - Zipcars are interspersed throughout local neighborhoods, colleges and corporate campuses where they are parked in reserved parking spaces and garages within an easy walk of where our members live, study and work. Members can book a designated vehicle online, by phone or via their mobile device, unlock the selected vehicle using a keyless entry card (called a “Zipcard”), and drive away. Because each Zipcar has a designated parking space, members are spared the often time-consuming undertaking of finding an available parking spot.

•
Freedom and control - We provide our members with much of the freedom associated with car ownership while being complementary to public transportation options. Like car owners, our members can choose when and where they want to drive. They also have the added benefit of being able to choose, based upon the readily available Zipcars in their neighborhoods, the make, model and type of vehicle they want to drive based on their specific needs and desires for each trip.

•
Responsible and sustainable living - We are committed to providing our members with socially responsible, sustainable options that support the global environment, their communities and city livability. Studies show that car sharing reduces the number of miles driven, the number of personally-owned vehicles on the road and carbon emissions.

•
Zipcar for Universities - We provide college students, faculty, staff and local residents living in or near rural and urban campuses with access to Zipcars. Zipcars are located on over 500 college and university campuses. Our program for universities helps university administrators maximize the use of limited parking space on campus and reduce campus congestion while providing an important amenity for students, faculty, staff and local residents. In some cases, Zipcar may be the only automobile transportation available to students, since many traditional rental car services have higher age restrictions.

In 2015, we rolled out our Instant Join program, reducing the time it takes to become a Zipcar member from up to a week to as little as 2.5 minutes. In addition, we launched Zipcar’s ONE>WAY program in selected markets, allowing members to take on-demand one-way trips. The Zipcar brand has continued to be recognized as the world’s leading car sharing network and for the quality of the customer experience it offers.

Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck rental businesses in the United States. Our Budget Truck fleet is comprised of approximately 21,000 vehicles that are rented through a network of approximately 1,000 dealers and 450 Company-operated locations throughout the continental United States. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks to consumers and to our commercial accounts and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck and ancillary equipment rentals. The Budget Truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications.

Other Brands

Our Payless brand is a leading rental car supplier positioned to serve the deep-value segment of the car rental industry. We operate or license the Payless brand, which is comprised of approximately 200 vehicle rental locations worldwide, including approximately 80 Company-operated locations and more than 100 locations operated by licensees. All Company-operated Payless locations are in the United States, the majority of which are at or near major airport locations. Payless’ base T&M fees are often lower than those of larger, more established brands, but Payless has historically achieved a greater penetration of ancillary products and services with its customers. The Payless business model allows the Company to extend the life cycle of a portion of our fleet, as we “cascade” certain vehicles that exceed certain Avis and Budget age or mileage thresholds to be used by Payless.

Our Apex brand operates primarily in the deep-value segment of the car rental industry in New Zealand and Australia, where we have approximately 20 Apex rental locations. Apex operates its own rental fleet, separate from Avis and Budget vehicles and generally older and less expensive than vehicles offered by Avis, Budget and other traditional car rental companies. Apex generates substantially all of its reservations through its proprietary websites and contact center and typically has a greater than average length of rental. The substantial majority of Apex locations are at or near major airport locations.

In 2015, we acquired Maggiore Group, a leading vehicle rental services company in Italy, and we continue to operate more than 100 rental locations in Italy under the Maggiore brand. Our Maggiore brand is the fourth-largest vehicle rental brand in Italy and has a strong domestic reputation in the commercial, leisure and insurance replacement/leasing segments.  Maggiore benefits from a strong presence at airport, off-airport and railway locations.  We have integrated numerous elements of Maggiore’s operations and fleet management into our existing processes.

RESERVATIONS, MARKETING AND SALES

Reservations

Our customers can make vehicle rental reservations through our brand-specific websites and through our toll-free reservation centers, by calling a specific location directly, through brand-specific mobile applications, through online travel agencies, through travel agents or through selected partners, including many major airlines. Travel agents can access our reservation systems through all major global distribution systems (“GDSs”), which provide information with respect to rental locations, vehicle availability and applicable rate structures.

Our Zipcar members may reserve cars by the hour or by the day through Zipcar’s reservation system, which is accessible by phone, Internet or through the Zipcar application on their smartphone. We also provide two-way SMS texting, enabling us to proactively reach out to members during their reservation via their mobile device to manage their reservation, including instant reservation extension.

In 2015, we generated approximately 28% of our vehicle rental reservations through our brand-specific websites, 11% through our contact centers, 26% through GDSs, 13% through online travel agencies, 10% through direct-connect technologies and 12% through other sources. Virtually all of our Zipcar car sharing reservations were generated online or through our Zipcar mobile applications. We use a voice reservation system that allows customers to conduct certain transactions such as confirmation, cancellation and modification of reservations using self-service interactive voice response technology. In addition to our Zipcar mobile applications, we have also developed Avis and Budget mobile applications for various mobile platforms, allowing our customers to more easily manage their car rental reservations on their mobile devices.

Marketing and Sales

We support our brands through a range of marketing channels and campaigns, including traditional media, such as television, radio and print advertising, as well as Internet and email marketing and wireless mobile device applications. We also utilize a customer relationship management system that enables us to deliver more targeted and relevant offers to customers across both online and offline channels and allows our customers to benefit through better and more relevant marketing, improved service delivery and loyalty programs that reward frequent renters with free rental days and car class upgrades.

We use social media to promote our brands and to provide our customers with the tools to interact with our brands electronically through social media and other web-based platforms. We also use digital marketing activities to drive international reservations.

Our Zipcar brand also utilizes localized marketing initiatives, which include low-cost, word-of-mouth marketing strategies and the use of marketing “brand ambassadors” that target potential members on a more personal, local level. These efforts highlight simple messages that communicate the benefits of “wheels when you want them.” Zipcar members also actively recruit new members as incentivized by Zipcar’s member referral program, which awards driving credit for new member referrals.

In 2015, we maintained, expanded or entered into marketing alliances with key marketing partners that include brand exposure and cross-marketing opportunities for each of the brands involved. For example, in 2015, Avis and Budget were named the “Official Car Rental Partners” of Universal Parks & Resorts, and as the “Official Rental Car of the PGA TOUR,” Avis promoted its products and services to millions of golf enthusiasts worldwide through prominent advertising placements in PGA TOUR television broadcasts, scoreboards at tournaments, online media channels and additional official partner channels.

We continue to maintain strong links to the travel industry and we expanded or entered into marketing alliances with numerous marketing partners in 2015:

•
We maintain marketing partnerships with many major airlines, including Air Canada, Air France, Air New Zealand, American Airlines, British Airways, Frontier Airlines, Iberia, Japan Airlines, JetBlue Airlines, KLM, Lufthansa, Qantas, SAS, Southwest Airlines and Virgin America.

•
We maintain marketing partnerships with several major hotel companies, including Best Western International, Inc., Hilton Hotels Corporation, Hyatt Corporation, MGM Resorts International, Radisson Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc., Universal Parks & Resorts and Wyndham Worldwide.

•
We offer customers the ability to earn frequent traveler points with many major airlines’ and hotels’ frequent traveler programs, and we are the exclusive rental partner of the Wyndham Rewards program.

•	And we have marketing relationships with numerous non-travel-related entities, including affinity groups, membership organizations, retailers, financial institutions and credit card companies.

In 2015, approximately 62% of vehicle rental transactions from our Company-operated Avis locations were generated by travelers who rented from Avis under contracts between Avis and the travelers’ employers or through membership in an organization with which Avis has a contractual affiliation (such as AARP and Costco Wholesale). Avis maintains marketing relationships with other organizations such as American Express, MasterCard International and Sears, through which we are able to provide their customers with incentives to rent from Avis. Avis licensees also generally have the option to participate in these affiliations.

Additionally, we offer “Unlimited Rewards®,” an award-winning loyalty incentive program for travel agents, and the Budget Small Business Program, a program for small businesses that offers discounted rates, central billing options and rental credits to its members. Budget has contractual arrangements with American Express, MasterCard International and other organizations, which offer members incentives to rent from Budget.

Budget Truck also maintains certain truck-rental-specific marketing and/or co-location relationships, including those with Sears, Simply Self Storage and Extra Space Storage. We also have an exclusive agreement to advertise Budget Truck rental services in the Mover’s Guide, an official U.S. Postal Service change of address product.

Our Zipcar brand also partners with other active lifestyle brands that appeal to our Zipcar members and organizes, sponsors and participates in charitable and community events with organizations important to us and our Zipcar members. Zipcar maintains close relationships with universities that allow us to market to the “next generation consumer” that, upon graduation, may migrate to the major metropolitan areas that we serve, continue their relationship with us and advocate for broad sponsorship of Zipcar membership at their places of work. Through our Zipcar for Business program, we also offer reduced membership fees and weekday driving rates to employees of companies, federal agencies and local governments that sponsor the use of Zipcars.

LICENSING

We have licensees in approximately 165 countries throughout the world. Royalty fee revenue derived from our vehicle rental licensees in 2015 totaled $131 million, with approximately $93 million in our International segment and $38 million in our Americas segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban or rural locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional fixed costs associated with fees paid by licensees to us. Locations operated by licensees represented approximately 50% of our Avis and Budget car rental locations worldwide and approximately 29% of total revenue generated by the Avis and Budget Systems in 2015. We facilitate one-way car rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

We generally enjoy good relationships with our licensees and meet regularly with them at regional, national and international meetings. Our relationships with our licensees are governed by license agreements that grant the licensee the right to operate independently operated vehicle rental businesses in certain territories. Our license agreements generally provide our licensees with the exclusive right to operate in their assigned territory. These agreements impose obligations on the licensee regarding its operations and most agreements restrict the licensee’s ability to sell, transfer or assign its license agreement and capital stock. Licensees are generally required to adhere to our system standards for each brand as updated and supplemented by our policy bulletins, brand manuals and service program.

The terms of our license agreements, including duration, royalty fees and termination provisions, vary based upon brand, territory, and original signing date. Royalty fees are generally structured to be a percentage of the licensee’s gross rental income. We maintain the right to monitor the operations of licensees and, when applicable, can declare a licensee to be in default under its license agreement. We perform audits as part of our program to assure licensee compliance with brand quality standards and contract provisions. Generally, we can terminate license agreements for certain defaults, including failure to pay royalties or adhere to our operational standards. Upon termination of a license agreement, the licensee is prohibited from using our brand names and related marks in any business. In the United States, these license relationships constitute “franchises” under most federal and state laws regulating the offer and sale of franchises and the relationship of the parties to a franchise agreement.

OTHER REVENUE

In addition to revenue from our vehicle rentals and licensee royalties, we generate revenue from our customers through the sale and/or rental of optional ancillary products and services and membership fees. We offer products to customers that will enhance their rental experience, including collision and loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period if the customer has not breached the rental agreement. Other products offered include insurance products such as additional/supplemental liability insurance or personal accident/effects insurance, products for driving convenience such as portable GPS navigation units, tablet rentals, optional roadside assistance services, fuel service options, electronic toll collection, access to satellite radio and child safety seat rentals. We also supplement our daily truck rental revenue by offering customers automobile towing equipment and other moving accessories such as hand trucks, furniture pads and moving supplies. In addition, we receive payment from our customers for certain operating expenses that we incur, including gasoline and vehicle licensing fees, as well as airport concession fees that we pay in exchange for the right to operate at airports and other locations. In 2015, approximately 6% of our revenue was generated by the sale of collision and loss damage waivers.

OUR TECHNOLOGIES

Car Rental

We use a broad range of technologies in our car rental operations, substantially all of which are linked to what we call our Wizard system, which is a worldwide reservation, rental, data processing and information management system. The Wizard system enables us to process millions of incoming customer inquiries each day, providing our customers with accurate and timely information about our locations, rental rates and vehicle availability, as well as the ability to place or modify reservations. Additionally, the Wizard system is linked to all major travel distribution networks worldwide and provides real-time processing for travel agents, travel industry partners (such as airlines and online travel sites), corporate travel departments and individual consumers through our websites or contact centers. The Wizard system also provides personal profile information to our reservation and rental agents to help us better serve our customers.

We also use data supplied from the Wizard system and other third-party reservation and information management systems to maintain centralized control of major business processes such as fleet acquisition and logistics, sales to corporate accounts and determination of rental rates. The principal components of the systems we employ include:

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

•
Pricing decision support systems. Pricing in the vehicle rental industry is highly competitive and complex. To improve our ability to respond to rental rate changes in the marketplace, we have utilized sophisticated systems to gather and report competitive industry rental rate changes every day. Our systems, using data from third-party reservation systems as its source of information, automatically scan rate movements and report significant changes to our staff of pricing analysts for evaluation. These systems greatly enhance our ability to gather and respond to rate changes in the marketplace. In 2015, we began to implement an integrated pricing and fleet optimization tool that has allowed us to test and implement improved pricing strategies and optimization algorithms, as well as automate the implementation of certain price changes.

•
Customer service application. Our customer service application is a comprehensive case management system that our customer care agents use to handle a variety of issues and questions from our customers around the world. The multi-branded system interfaces seamlessly with our Wizard system and gives our agents current and historical information about a caller so that they are better equipped to provide informed and expedited assistance, while at the same time allowing us to be consistent in our case handling and responses.

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

•	Campaign management. We have deployed tools that enable us to recognize customer segments and value, and to automatically present appropriate offers on our websites.

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

OUR FLEET

We offer a wide variety of vehicles in our rental fleet, including luxury cars and specialty-use vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. We maintain a single fleet of vehicles for Avis and Budget in countries where we operate both brands. The substantial majority of Zipcar’s fleet is dedicated to use by Zipcar, but we have developed processes to share vehicles between the Avis/Budget fleet and Zipcar’s fleet primarily to help meet Zipcar’s demand peaks. We maintain a diverse car rental fleet, in which no vehicle manufacturer represented more than 21% of our 2015 fleet purchases, and we regularly adjust our fleet levels to be consistent with demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. In 2015, we purchased vehicles from Audi, BMW, Chrysler, Fiat, Ford, General Motors, Honda, Hyundai, Land Rover, Kia, Maserati, Mazda, Mercedes, Mitsubishi, Nissan, Peugeot, Porsche, Renault, Subaru, Toyota and Volkswagen, among others. During 2015, approximately 21%, 17% and 7% of the cars acquired for our car rental fleet were manufactured by Ford, General Motors and Chrysler, respectively.

Fleet costs represented approximately 25% of our aggregate expenses in 2015. Fleet costs can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles.

In 2015, on average, approximately 49% of our rental car fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase vehicles at a specified price during a specified time period or guarantee our rate of depreciation on the vehicles during a specified period of time, or were vehicles subject to operating leases. We refer to cars subject to these agreements as “program” cars and cars not subject to these agreements as “risk” cars because we retain the risk associated with such cars’ residual values at the time of their disposition. Such agreements typically require that we pay more for program cars and maintain them in our fleet for a minimum number of months and impose certain return conditions, including car condition and mileage requirements. When we return program cars to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market. In 2015, approximately 64% of the vehicles we disposed of were sold pursuant to repurchase or guaranteed depreciation programs. The future percentages of program and risk cars in our fleet will depend on several factors, including our expectations for future used car prices, our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs. The Company has agreed to purchase approximately $7.2 billion of vehicles from manufacturers over the next twelve months.

We dispose of our risk cars largely through automobile auctions, including auctions that enable dealers to purchase vehicles online more quickly than through traditional auctions, as well as through direct-to-dealer sales. In 2015, we continued to expand the number of states that can participate in our Ultimate Test Drive consumer car sales program, which offers customers the ability to purchase our rental vehicles. Alternative disposition channels such as Ultimate Test Drive, online auctions and direct to dealer sales represented approximately 34% of our risk vehicle dispositions in the Americas in 2015 and provide us with per-vehicle cost savings compared to selling cars at auctions.

For 2015, our average monthly vehicle rental fleet size (including U.S. rental trucks) ranged from a low of approximately 494,000 vehicles in January to a high of approximately 690,000 vehicles in July. Our average monthly car rental fleet size typically peaks in the summer months. Average fleet utilization for 2015, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 65% in January to 75% in August. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled statistics.

We place a strong emphasis on vehicle maintenance for customer safety and customer satisfaction reasons, and because quick and proper repairs are critical to fleet utilization. To accomplish this task we employ a fully-certified National Institute for Automotive Service Excellence technician instructor and have developed a specialized training program for our technicians. Our technician training department prepares its own technical service bulletins that can be retrieved electronically at our repair locations. In addition we have implemented policies and procedures to promptly address manufacturer recalls as part of our ongoing maintenance and repair efforts.

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

Our associates and managers at our Company-operated locations are trained and empowered to resolve most customer issues at the location level. In addition, we have simplified our rental agreements for both the Avis and Budget brands to make them easier for our customers to read and understand. We also continuously track customer-satisfaction levels by sending location-specific surveys to recent customers and utilize detailed reports and tracking to assess and identify ways that we can improve our customer service delivery and the overall customer experience. In 2015, we received feedback from more than 1 million customers. Our location-specific surveys ask customers to evaluate their overall satisfaction with their rental experience, among other things. Results are analyzed in aggregate and by location to help further enhance our service levels to our customers.

In 2015, we also introduced a new comprehensive case management system that our customer care agents use to consistently and expeditiously handle a variety of issues and questions from our customers around the world.

EMPLOYEES

As of December 31, 2015, we employed approximately 30,000 people worldwide, of whom approximately 7,300 were employed on a part-time basis. Of our approximately 30,000 employees, approximately 21,000 were employed in our Americas segment and 9,000 in our International segment.

In our Americas segment, the majority of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Certain of our executive officers may be employed under employment contracts that specify a term of employment and specify pay and other benefits. In our International segment, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Many of our employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions.

As of December 31, 2015, approximately 35% of our employees were covered by collective bargaining agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

AIRPORT CONCESSION AGREEMENTS

We generally operate our vehicle rental and car sharing services at airports under concession agreements with airport authorities, pursuant to which we typically make airport concession payments and/or lease payments. In general, concession fees for on-airport locations are based on a percentage of total commissionable revenue (as defined by each airport authority), subject to minimum annual guaranteed amounts. Concessions are typically awarded by airport authorities every three to ten years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

OTHER BUSINESS CONSIDERATIONS

SEASONALITY

Our car rental business is subject to seasonal variations in customer demand patterns, with the spring and summer vacation periods representing our peak seasons. We vary our fleet size over the course of the year to help manage any seasonal variations in demand, as well as localized changes in demand.

COMPETITION

The competitive environment for the vehicle rental industry is generally characterized by intense price and service competition among global, local and regional competitors. Competition in our vehicle rental operations is based primarily upon price, customer service quality, including usability of booking systems and ease of rental and return, vehicle availability, reliability, rental locations, product innovation and national or international distribution. In addition, competition is also influenced strongly by advertising, marketing, loyalty programs and brand reputation.

The use of technology has increased pricing transparency among vehicle rental companies by enabling cost-conscious customers to more easily compare on the Internet and their mobile devices the rental rates available from various vehicle rental companies for any given rental. This transparency has further increased the prevalence and intensity of price competition in the industry.

Our vehicle rental and car sharing operations compete primarily with Enterprise Holdings, Inc., which operates the Enterprise, National and Alamo car rental brands; Europcar Group; Hertz Global Holdings, Inc., which operates the Hertz, Dollar and Thrifty brands; and Sixt AG. We also compete with smaller regional vehicle rental and car sharing companies as well as truck rental companies such as U-Haul International, Inc., Penske Truck Leasing Corporation, and Ryder Systems, Inc.

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

In Europe, we insure the risk of liability to third parties arising from vehicle rental and car sharing services in accordance with local regulatory requirements through a combination of insurance policies provided by unaffiliated insurers and through reinsurance. We may retain a portion of the insured risk of liability, including reinsuring certain risks through our captive insurance subsidiary AEGIS Motor Insurance Limited. We limit our retained risk of liability through the unaffiliated insurers. We insure the risk of liability to third parties in Argentina, Australia, Brazil and New Zealand through a combination of unaffiliated insurers and one of our affiliates. These insurers provide insurance coverage supplemental to minimum local requirements.

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

OUR INTELLECTUAL PROPERTY

We rely primarily on a combination of trademark, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. The service marks “Avis,” “Budget,” and “Zipcar” and related marks or designs incorporating such terms and related logos and marks such as “We try harder,” and “wheels when you want them” are material to our vehicle rental and car sharing businesses. Our subsidiaries and licensees actively use these marks. All of the material marks used by Avis, Budget and Zipcar are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as in foreign jurisdictions. Our subsidiaries own the marks and other intellectual property, including the Wizard system, used in our business. We also own trademarks and logos related to the “Apex Car Rentals” brand in Australia and New Zealand, the “Payless Car Rental” brand in the United States and several other countries, and the “Maggiore” brand in Italy.

CORPORATE SOCIAL RESPONSIBILITY

The Company strives to maintain best practices in corporate social responsibility, which includes an emphasis on the several key initiatives, including a global ethics and compliance program for all employees worldwide; data protection guidelines aimed at protecting Company and customer data; a competitive employee benefits program; commitments to equal employment opportunities and diversity; offering fuel-efficient rental vehicles; and a commitment to corporate philanthropy through which we give back to the communities in which we operate.

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

•
Environment. The Company has taken numerous steps to minimize its environmental impact; including contracting with licensed vendors to recycle used motor oil, oil filters, parts and brake cleaner fluids. Car washes installed at our facilities typically recycle and reuse at least 80 percent of their wastewater. Many of our model-year 2014, 2015 and 2016 vehicles are SmartWay Certified by the United States Environmental Protection Agency as “green” vehicles. Our rental fleet also includes gasoline/electric hybrid vehicles which offer outstanding fuel efficiency and reduced emissions.

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

REGULATION

We are subject to a wide variety of laws and regulations in the United States and internationally, including those relating to, among others, consumer protection, insurance products and rates, franchising, customer privacy and data protection, competition, environmental matters, taxes, automobile-related liability, corruption, labor and employment matters, cost and fee recovery, the protection of our trademarks and other intellectual property, and local ownership or investment requirements. Additional information about the regulations that we are subject to can be found in Item 1A - Risk Factors of this Annual Report on Form 10-K.

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

The vehicle rental industry is highly competitive, with price being one of the primary competitive factors. We risk losing rental volume to the extent that our competitors reduce their pricing and we do not provide competitive pricing or if price increases we seek to implement make us less competitive. If competitive pressures lead us to lose rental volume or match any downward pricing and we are unable to reduce our operating costs, then our financial condition or results of operations could be materially adversely impacted.

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

The risk of competition on the basis of pricing in the truck rental industry can be even more impactful than in the car rental industry because it can be more difficult to reduce the size of our truck rental fleet in response to reduced demand.

We face risks related to fleet costs.

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our rental vehicles. In 2015, on average approximately 49% of our 2015 rental car fleet was comprised of program cars or vehicles subject to operating leases. Such program cars and leased vehicles enable us to determine our depreciation expense in advance of purchase, which is a significant component of our fleet costs. However, as discussed below, such program cars result in additional exposure to the manufacturers with whom we have such agreements.

We source our fleet from a wide range of auto manufacturers. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing program cars or decline to sell program cars to us on terms or at prices consistent with past agreements, we may be unable to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs or reducing our volumes.

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

Our vehicles may be subject to safety recalls by their manufacturers that could have an adverse impact on our business when we remove such recalled vehicles from our rentable fleet. We cannot control the number of vehicles that will be subject to manufacturer recalls in the future. Recalls often cause us to retrieve vehicles from customers and/or not to re-rent vehicles until we can arrange for the repairs described in the recalls to be completed. As such, recalls can result in incremental costs, negatively impact our revenues and/or reduce our fleet utilization. If a large number of vehicles were to be the subject of simultaneous recalls, or if needed replacement parts were not in adequate supply, we may be unable to re-rent recalled vehicles for a significant period of time. We could also face liability claims related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could create customer service problems, reduce the residual value of the vehicles involved, harm our general reputation and/or have an adverse impact on our financial condition or results of operations.

Weakness in general economic conditions in the United States, Europe and other areas in which we operate, weakness in travel demand and/or a significant increase in fuel costs can adversely impact our business.

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

We face risks related to our ability to successfully implement our business strategies and to preserve the value of our brands.

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

In 2014 and 2015, the Company took significant actions to further streamline its administrative and shared-services infrastructure through a restructuring program that identifies and replicates best practices, leverages the scale and capabilities of third-party service providers, and is designed to increase the global standardization and consolidation of non-rental-location functions over time. We cannot be certain that such initiatives will continue to be successful. Failure to successfully implement any of these initiatives could have an adverse impact to our financial condition or results of operations.

Any failure to provide a high-quality reservation and rental experience for our customers and members for any reason could substantially harm our reputation and adversely impact our financial condition or results of operations.

We face risks related to our Zipcar operations.

We expect that the competitive environment for our car sharing services will become more intense as additional companies enter our existing markets or try to expand their operations. Competitors could introduce new solutions with competitive price and convenience characteristics, new technologies or undertake more aggressive marketing campaigns than we provide. Such developments could adversely impact our business and result of operations should we be unable to compete with such efforts.

Because Zipcar members are located primarily in cities, we compete for limited parking locations that are convenient to our members or are available on terms that are commercially reasonable to our business. If we are unable to obtain and maintain a sufficient number of parking locations that are convenient to our members, our ability to attract and retain members would suffer.

We face risks related to political, economic and commercial instability or uncertainty in the countries in which we operate.

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

We rely upon third-party distribution channels to generate a significant portion of our car rental reservations, including:

•
traditional and online travel agencies, airlines and hotel companies, marketing partners such as credit card companies and membership organizations and other entities that help us attract customers; and

•	global distribution systems (“GDS”), such as Amadeus, Galileo/Apollo, Sabre and Worldspan, that connect travel agents, travel service providers and corporations to our reservations systems.

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

In our business, the third quarter of the year has historically been our strongest quarter due to the increased level of summer leisure travel and household moving activity. We vary our fleet size over the course of the year to help manage seasonal variations in demand, as well as localized changes in demand that we may encounter in the various regions in which we operate. In 2015, the third quarter accounted for 30% of our total revenue for the year and was our most profitable quarter as measured by Adjusted EBITDA. Any circumstance or occurrence that disrupts rental activity during the third quarter could have a disproportionately adverse impact on our financial condition or results of operations.

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

We may engage in strategic transactions, including the acquisition of or investment in existing licensees and/or other related businesses. The risks involved in engaging in these strategic transactions include the possible failure to successfully integrate the operations of acquired businesses, or to realize the expected benefits of such transactions within the anticipated time frame, or at all, such as cost savings, synergies or sales or growth opportunities. In addition, the integration may result in material unanticipated challenges, expenses, liabilities or competitive responses, including:

•	inconsistencies between our standards, procedures and policies and those of the acquired business;

•	the increased scope and complexity of our operations could require significant attention from management and could impose constraints on our operations or other projects;

•	unforeseen expenses, delays or conditions, including required regulatory or other third-party approvals or consents;

•	an inability to retain the customers, employees, suppliers and/or marketing partners of the acquired business;

•	the costs of compliance with U.S. and international laws and regulations, including the acquisition or assumption of unexpected liabilities, litigation, penalties or other enforcement actions;

•	provisions in our and the acquired business’s contracts with third parties that could limit our flexibility to take certain actions or our ability to retain customers;

•	higher than expected costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies;

•	higher than expected investments may be required to implement necessary compliance processes and related systems, including accounting systems and internal controls over financial reporting;

•	limitations on, or costs associated with, workforce reductions;

•	a failure to implement our strategy for a particular acquisition, including successfully integrating the acquired business;

•	the possibility of other costs or inefficiencies associated with the integration and consolidation of operational and administrative systems, processes and infrastructures of the combined company.

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

Our businesses expose us to claims for bodily injury, death and property damage related to the use of our vehicles, for having our customers on our premises and for workers’ compensation claims and other employment-related claims by our employees. We may become exposed to uninsured liability at levels in excess of our historical levels resulting from unusually high losses or otherwise. In addition, liabilities in respect of existing or future claims may exceed the level of our reserves and/or our insurance, which could adversely impact our financial condition and results of operations. Furthermore, insurance with unaffiliated insurers may not continue to be available to us on economically reasonable terms or at all. Should we experience significant liability for which we did not plan, our results of operations or financial position could be negatively impacted.

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

Optional insurance products that we offer to renters in the United States, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, are regulated under state laws governing such products. Our car rental operations outside the United States must comply with certain local laws and regulations regarding the sale of supplemental liability and personal accident and effects insurance by intermediaries. Any changes in U.S. or international laws that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. Should more of our customers decline purchasing optional liability insurance products as a result of any changes in these laws or otherwise, our financial condition or results of operations could be adversely impacted.

We offer loss damage waivers to our customers as an option for them to reduce their financial responsibility that may be incurred as a result of loss or damage to the rental vehicle. Certain states in the United States have enacted legislation that mandates disclosure to each customer at the time of rental that damage to the rented vehicle may be covered to some extent by the customer’s personal automobile insurance and that loss damage waivers may not be necessary. In addition, some states have statutes that establish or cap the daily rate that can be charged for loss damage waivers. Should new state or federal laws or regulations arise that place new limits on our ability to offer loss damage waivers to our customers, our financial condition or results of operations could be adversely impacted.

If the current federal law that pre-empted state laws that imputed tort liability solely based on ownership of a vehicle involved in an accident were to change, our insurance liability exposure could materially increase.

We may be unable to collect amounts that we believe are owed to us by customers, insurers and other third parties related to vehicle damage claims or liabilities. The inability to collect such amounts in a timely manner or to the extent that we expect could adversely impact our financial condition or results of operations.
Costs associated with lawsuits or investigations or increases in the legal reserves that we establish based on our assessment of contingent liabilities may have an adverse effect on our results of operations.

We are involved in various claims and lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business. From time to time, the vehicle rental industry may be reviewed or investigated by regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, taxes, fines or penalties or enter into settlements of lawsuits or claims that could have an adverse impact on our financial condition or results of operations. In addition, while we maintain insurance coverage with respect to certain claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

As required by U.S. generally accepted accounting principles (“GAAP”), we establish reserves based on our assessment of actual or potential loss contingencies, including contingencies related to legal claims asserted against us. Subsequent developments may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our financial condition or results of operations.

We face risks related to U.S. and international laws and regulations that could impact our global operations.

We are subject to multiple, and sometimes conflicting, laws and regulations in the United States and internationally that relate to, among others, consumer protection, competition, customer privacy and data protection, franchising, fraud and anti-bribery, environmental matters, taxes, automobile-related liability, labor and employment matters, currency-exchange and other various banking and financial industry matters, health and safety, insurance rates and products, claims management, protection of our trademarks and other intellectual property and other trade-related laws and regulations in numerous jurisdictions. Recent years have seen a substantial increase in the global enforcement of certain of these laws such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar foreign laws and regulations. Our continued operation and expansion outside of the United States, including in developing countries, could increase the risk of governmental investigations and violations of such laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our global operations may be subject or the manner in which existing or future laws may be administered or interpreted. Any alleged or actual violations of any law or regulation, change in law or regulation or in the interpretation of existing laws or regulations may subject us to government scrutiny, investigation and civil and criminal penalties, may limit our ability to provide services in any of the countries in which we operate and could result in a material adverse impact on our reputation, business, financial position or results of operations.

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

With respect to U.S. and international consumer privacy and data protection laws and regulations in the jurisdictions in which we operate, we may be limited in the types of information that we may collect about individuals with whom we deal or propose to deal, as well as how we collect, process and retain the information that we are permitted to collect, some of which may be non-public personally identifiable information. The centralized nature of our information systems requires the routine flow of information about customers and potential customers across national borders, particularly in the United States and Europe. Should this flow of information become illegal or subject to onerous restrictions, our ability to serve our customers could be negatively impacted for an extended period of time. In addition, our failure to maintain the security of the data we hold, whether as a result of our own error or the actions of others, could harm our reputation or give rise to legal liabilities that adversely impact our financial condition or results of operations. Privacy and data protection regulations impact the ways that we process our transaction information and increase our compliance costs. In addition, the Payment Card Industry imposes strict customer credit card data security standards to ensure that our customers’ credit card information is protected. Failure to meet these data security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments, which could adversely impact our financial condition or results of operations.

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

We frequently renew and sometimes sell licenses to third parties to operate locations under our brands in exchange for the payment of a royalty by the third-party licensee. Our licensing activities and sales are subject to various U.S. and international laws and regulations. In particular, in the United States, we are required to make extensive disclosure to prospective licensees in connection with licensing offers and sales, as well as to comply with franchise relationship laws that could limit our ability to, among other things, terminate license agreements or withhold consent to the renewal or transfer of these agreements. We are also subject to certain regulations affecting our license arrangements in Europe and other international locations. Although our licensing operations have not been materially adversely affected by such existing regulations, such regulations could have a greater impact on us if we were to become more active in granting or selling new licenses to third parties. Should our operations become subject to new laws or regulations that negatively impact our ability to engage in licensing activities, our financial condition or results of operations could be adversely impacted.

We face risks related to the actions of, or failures to act by, our licensees, dealers or independent operators.

Our vehicle rental licensee and dealer locations are independently owned and operated. We also operate many of our Company-owned locations through agreements with “agency operators,” which are third-party independent contractors who receive commissions to operate such locations. Our agreements with our licensees, dealers and agency operators (“third-party operators”) generally require that they comply with all laws and regulations applicable to their businesses, including our internal policies and standards. Under these agreements, third-party operators retain control over the employment and management of all personnel at their locations. Regulators, courts or others may seek to hold us responsible for the actions of, or failures to act by, third-party operators. Although we actively monitor the operations of these third-party operators, and under certain circumstances have the ability to terminate their agreements for failure to adhere to contracted operational standards, we are unlikely to detect all problems. Moreover, there are occasions when the actions of third-party operators may not be clearly distinguishable from our own. It is our policy to vigorously seek to be dismissed from any claims involving third-party operators and to pursue indemnity for any adverse outcomes that affect the Company. Failure of third-party operators to comply with laws and regulations may expose us to liability, damages and negative publicity that may adversely impact our financial condition or results of operations.

We face risks related to our reliance on communications networks and centralized information systems.

We rely heavily on the satisfactory performance and availability of our information systems, including our reservation systems, websites and network infrastructure to attract and retain customers, accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems, and we rely on communications service providers to link our systems with the business locations these systems were designed to serve. A failure or interruption that results in the unavailability of any of our information systems, or a major disruption of communications between a system and the locations it serves, could cause a loss of reservations, interfere with our fleet management, slow rental and sales processes, create negative publicity that damages our reputation or otherwise adversely impacts our ability to manage our business effectively. We may experience temporary system interruptions for a variety of reasons, including network failures, power outages, cyber-attacks, software errors or an overwhelming number of visitors trying to access our systems. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks but they cannot fully eliminate the risks as a disruption could be experienced in any of our information systems.

We face risks related to protecting the confidential information of our customers against security breaches, including cyber-security breaches.

Third parties may have the technology or expertise to breach the security of our customer transaction data and our security measures may not prevent physical security or cyber-security breaches, which could result in substantial harm to our business, our reputation or our results of operations. We rely on encryption and/or authentication technology licensed from and, at times, administered by independent third parties to secure transmission of confidential information, including credit card numbers and other customer personal information. Our outsourcing agreements with these third-party service providers generally require that they have adequate security systems in place to protect our customer transaction data. However, advances in computer capabilities, new discoveries in the field of cryptography or other cyber-security developments could render our security systems and technology or those employed by our third-party service providers vulnerable to a breach. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and could lead to disruptions in our reservation system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’ security or information systems could damage our reputation and expose us to a risk of loss or litigation and possible liability that could adversely impact our financial condition or results of operations.

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

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our total debt as of December 31, 2015, was $12.3 billion, requiring us to dedicate a significant portion of our cash flows to pay interest and principal on our debt, which reduces the funds available to us for other purposes. Our business may not generate sufficient cash flow from operations to permit us to service our debt obligations and meet our other cash needs, which may force us to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue. Certain of our debt obligations contain restrictive covenants and provisions applicable to us and our subsidiaries that limit our ability to, among other things:

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

Our failure to comply with the restrictive covenants contained in the agreements or instruments that govern our debt obligations, if not waived, would cause a default under our senior credit facility and could result in a cross-default under several of our other debt obligations, including our U.S. and European asset-backed debt facilities. If such a failure were to occur, certain provisions in our various debt agreements could require that we repay or accelerate debt payments to the lenders or holders of our debt and there can be no assurance that we would be able to refinance or obtain a replacement for such financing programs.

We face risks related to movements or disruptions in the credit and asset-backed securities markets.

We finance our operations through the use of asset-backed securities and other debt financing structures available through the credit market. Our total asset-backed debt as of December 31, 2015, was approximately $8.9 billion, with remaining available capacity of approximately $3.3 billion. We maintain asset-backed facilities in the United States, Canada, Australia and Europe. If the asset-backed financing market were to be disrupted for any reason, we may be unable to obtain refinancing for our operations at current levels, or at all, when our asset-backed financings mature. Likewise, any disruption of the asset-backed financing market could also increase our borrowing costs, as we seek to engage in new financings or refinance our existing asset-backed financings. In addition, we could be subject to increased collateral requirements to the extent that we request any amendment or renewal of any of our existing asset-backed financings.

We face risks related to potential increases in interest rates.

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates were to increase, whether due to an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2015, our total outstanding debt of approximately $12.3 billion included unhedged interest rate sensitive debt of approximately $2.7 billion. During our seasonal borrowing peak in 2015, outstanding unhedged interest rate sensitive debt totaled approximately $3.3 billion.

Approximately $1.6 billion of our corporate indebtedness as of December 31, 2015, and virtually all of our $8.9 billion of debt under vehicle programs, matures within the next five years. If we are unable to refinance maturing indebtedness at interest rates that are equivalent to or lower than the interest rates on our maturing debt, our results of operations or our financial condition may be adversely affected.

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

Our shareholders’ percentage of ownership may be diluted in the future due to equity issuances or equity awards that we granted or will grant to our directors, officers and employees. In addition, we may undertake acquisitions financed in part through public or private offerings of securities, or other arrangements. If we issue equity securities or equity-linked securities, the issued securities would have a dilutive effect on the interests of the holders of our common shares. In 2015, we granted approximately 650,000 restricted stock units and in January 2016, we granted approximately 1.1 million restricted stock units. We also expect to grant restricted stock units, stock options and/or other types of equity awards in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease agreement that expires in 2023. We own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. We also lease office space in Tulsa, Oklahoma, and Boston, Massachusetts, pursuant to leases expiring in 2022 and 2023, respectively. These locations primarily provide operational and administrative services or contact center operations. We also lease office space in Bracknell, England, Budapest, Hungary and Barcelona, Spain, pursuant to leases expiring in 2027, 2018 and 2019, respectively, for corporate offices, contact center activities and other administrative functions, respectively, in Europe. Other office locations throughout the world are leased for administrative, regional sales and operations activities.

We lease or have vehicle rental concessions for our brands at locations throughout the world. Avis operates approximately 1,500 locations in the Americas and approximately 1,200 locations in our International segment. Of those locations, approximately 315 in the Americas and approximately 225 in our International segment are at airports. Budget operates at approximately 1,350 locations in the Americas, of which approximately 260 are at airports. Budget also operates approximately 600 locations in our International segment, of which approximately 190 are at airports. Payless operates at approximately 80 locations in the Americas, the majority of which are at or near airports. We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

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

In February 2015, the French Competition Authority issued a statement of objections alleging that several car rental companies, including the Company and two of its European subsidiaries, engaged with (i) twelve French airports, the majority of which are controlled by public administrative bodies or the French state, violated competition law through the distribution of company-specific statistics by airports to car rental companies operating at those airports; and (ii) two other international car rental companies in a concerted practice relating to train station surcharges. The Company believes that it has valid defenses and intends to vigorously defend against the allegations, but it is currently unable to predict the outcome of the proceedings or range of reasonably possible losses, which may be material.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON STOCK

Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CAR.” The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for 2015 and 2014. At January 29, 2016, the number of stockholders of record was 3,829.

	High	Low
2015
First Quarter	$68.25	$56.01
Second Quarter	59.45	43.90
Third Quarter	47.75	39.04
Fourth Quarter	53.04	32.76

	High	Low
2014
First Quarter	$50.48	$35.56
Second Quarter	60.43	46.53
Third Quarter	69.76	54.12
Fourth Quarter	68.66	45.94

DIVIDEND POLICY

We neither declared nor paid any cash dividend on our common stock in 2015 and 2014, and we do not currently anticipate paying dividends on our common stock. Our ability to pay dividends to holders of our common stock is limited by the Company’s senior credit facility, the indentures governing our senior notes and our vehicle financing programs, insofar as we may seek to pay dividends out of funds made available to the Company by certain of its subsidiaries. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information about shares of our common stock that may be issued upon the exercise of options and restricted stock units under all of our existing equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (b)
Equity compensation plans approved by security holders	2,990,073	$2.87	7,289,681
Equity compensation plans not approved by security holders	—	—	—
Total	2,990,073		7,289,681
__________

(a)
Includes options and other awards granted under the following plans approved by stockholders: the Amended and Restated Equity and Incentive Plan, the 1997 Stock Incentive Plan, and the Directors Deferred Compensation Plan. The 1997 Stock Incentive Plan, the 1997 Stock Option Plan and the Directors Deferred Compensation Plan were each approved with respect to an initial allocation of shares.

(b)
Represents 4,830,560 shares available for issuance under the Amended and Restated Equity and Incentive Plan and 2,459,121 shares available for issuance pursuant to the 2009 Employee Stock Purchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following is a summary of the Company’s common stock repurchases by month for the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2015	366,635	$48.01	366,635	$239,963,728
November 1-30, 2015	1,345,458	41.25	1,345,458	184,467,736
December 1-31, 2015	1,236,144	35.59	1,236,144	140,474,488
Total	2,948,237	$39.72	2,948,237	$140,474,488

The Company’s Board of Directors has authorized the repurchase of up to $885 million of its common stock under a plan originally approved in 2013 and subsequently expanded in 2014 and 2015. In January 2016, the Board of Directors authorized a $300 million increase in the Company’s share repurchase program. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

PERFORMANCE GRAPH

Set forth below are a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of peer group indices, the S&P 500 Index and the Dow Jones U.S. Transportation Average Index for the period of five fiscal years commencing December 31, 2010 and ending December 31, 2015. The broad equity market indices used by the Company are the S&P 500 Index, which measures the performance of large-sized companies, and the Dow Jones U.S. Transportation Average Index, which measures the performance of transportation companies. The graph and table depict the result of an investment on December 31, 2010 of $100 in the Company’s common stock, the S&P 500 Index and the Dow Jones U.S. Transportation Average Index, including investment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Avis Budget Group, Inc.
S&P 500 Index
Dow Jones U.S. Transportation Average Index

	As of December 31,
	2010	2011	2012	2013	2014	2015
Avis Budget Group, Inc.	$100.00	$68.89	$127.38	$259.77	$426.29	$233.23
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
Dow Jones U.S. Transportation Average Index	$100.00	$100.01	$107.55	$152.06	$190.18	$158.31

ITEM 6. SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2015	2014	2013	2012	2011
		(In millions, except per share data)
Results of Operations
Net revenues	$8,502	$8,485	$7,937	$7,357	$5,900

Net income (loss)	$313	$245	$16	$290	$(29)

Adjusted EBITDA (a)	$903	$876	$769	$840	$610

Earnings (loss) per share
Basic	$3.02	$2.32	$0.15	$2.72	$(0.28)
Diluted	2.98	2.22	0.15	2.42	(0.28)

Financial Position
Total assets (c)	$17,634	$16,842	$16,150	$15,090	$12,800
Assets under vehicle programs	11,716	11,058	10,452	10,099	9,090
Corporate debt (c)	3,461	3,353	3,321	2,833	3,115
Debt under vehicle programs (b)(c)	8,860	8,056	7,276	6,750	5,516
Stockholders’ equity	439	665	771	757	412
Ratio of debt under vehicle programs to assets under vehicle programs	76%	73%	70%	67%	61%
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

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Adjusted EBITDA	$903	$876	$769	$840	$610
Less: Non-vehicle related depreciation and amortization	218	180	152	125	95
Interest expense related to corporate debt, net	194	209	228	268	219
Early extinguishment of corporate debt	23	56	147	75	—
Transaction-related costs, net	68	13	51	34	255
Restructuring expense	18	26	61	38	5
Impairment	—	—	33	—	—
Income before income taxes	382	392	97	300	36
Provision for income taxes	69	147	81	10	65
Net income (loss)	$313	$245	$16	$290	$(29)

(b)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”). See Note 13 to our Consolidated Financial Statements.

(c)
The financial data presented has been retrospectively adjusted as follows, to reflect the impact of a change in accounting principle related to the presentation of debt issuance costs pursuant to Accounting Standards Update 2015-03. See Note 2 to our Consolidated FInancial Statements.

	For the Year Ended December 31,
	2014	2013	2012	2011
Total assets decreased	$127	$134	$128	$138
Corporate debt decreased	67	73	72	90
Debt under vehicle programs decreased	60	61	56	48
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

TRANSACTION-RELATED COSTS, RESTRUCTURING AND OTHER ITEMS
During 2015, 2014, 2013, 2012 and 2011, we recorded $68 million, $13 million, $51 million, $34 million and $255 million, respectively, of transaction-related costs, primarily related to the acquisition and integration of acquired businesses with our operations. In 2015, these costs were primarily related to acquisition- and integration-related costs of acquired businesses, including $25 million of non-cash charges recognized in connection with the acquisition of the Avis and Budget license rights for Norway, Sweden, and Denmark and Avis license rights for Poland, costs associated with the acquisition of the remaining 50% equity interest in the Brazilian licensee, which is now a wholly-owned subsidiary, and expenses related to certain pre-acquisition contingencies. In 2014, these costs were primarily related to acquisition- and integration-related costs of acquired businesses, including a non-cash gain recognized in connection with the acquisition of our Budget license rights in southern California and Las Vegas, and contingent consideration related to our Apex Car Rentals acquisition. In 2013, these costs were primarily related to the acquisition of Zipcar and the integration of acquired businesses. During 2012, these costs were primarily related to the integration of Avis Europe’s operations with the Company’s. In 2011, these costs included (i) a $117 million non-cash charge related to the unfavorable license rights reacquired by the Company through the acquisition of Avis Europe, which provided Avis Europe with royalty-free license rights within certain territories, (ii) $89 million of expenses related to due-diligence, advisory and other costs, and (iii) $49 million for losses on foreign-currency transactions related to the Avis Europe purchase price. See Notes 2 and 5 to our Consolidated Financial Statements.
During 2015, in conjunction with recent acquisitions, we identified opportunities to integrate and streamline our operations, primarily in Europe. In 2014, we committed to various strategic initiatives to identify best practices and drive efficiency throughout our organization, by reducing headcount, improving processes and consolidating functions. In 2012, we implemented a restructuring initiative related to our truck rental operations in the United States, and in 2011, we implemented a restructuring initiative subsequent to the acquisition of Avis Europe. We recorded expenses related to these and other restructuring initiatives of $18 million in 2015, $26 million in 2014, $61 million in 2013, $38 million in 2012, and $5 million in 2011. See Note 4 to our Consolidated Financial Statements.
In 2015, 2014, 2013 and 2012, we recorded $23 million, $56 million, $147 million and $75 million, respectively, of expense related to the early extinguishment of corporate debt.
In 2013, we recorded a charge of $33 million for the impairment of our equity-method investment in our Brazilian licensee.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included in Item 1A, “Risk Factors” and other portions of this Annual Report on Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

OVERVIEW
OUR COMPANY
We operate three of the most recognized brands in the global vehicle rental and car sharing industry, Avis, Budget and Zipcar. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve, with a rental fleet of more than 580,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.
OUR SEGMENTS
We categorize our operations into two reportable business segments: Americas and International, as discussed in Part I of this Form 10-K.
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
Throughout 2015, we operated in an uncertain and uneven economic environment marked by heightened geopolitical risks. We expect such economic conditions to continue in 2016. Nonetheless, we continue to anticipate that worldwide demand for vehicle rental and car sharing services will increase in 2016, most likely against a backdrop of modest and uneven global economic growth. Our access to new fleet vehicles has been adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand, and we expect that to continue to be the case. We will look to pursue opportunities for pricing increases in 2016 to enhance our returns on invested capital and profitability.

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
2015 HIGHLIGHTS
In 2015, we achieved record transaction volumes and revenues and had the highest Adjusted EBITDA in our history:

•	Our net revenues totaled $8.5 billion and grew 5% in constant currency.

•	Adjusted EBITDA increased 3% to $903 million and grew 9% in constant currency, primarily as a result of higher rental volumes and lower costs per rental day.

•	We repurchased $394 million of our common stock, reducing our shares outstanding by approximately 8.8 million shares, or 8%.

•
In January, we acquired our Avis and Budget licensees in Norway, Sweden and Denmark (“Scandinavia”); in April, we acquired the remaining 50% ownership in our Avis and Budget licensee for Brazil (“Brazil”); and in November, we acquired our Avis licensee in Poland (“Poland”).

•	In April, we acquired Maggiore Group (“Maggiore”), the fourth-largest vehicle rental company in Italy.

•
We issued $375 million of 5¼% Senior Notes due 2025, the proceeds of which were used primarily to redeem all $223 million of our outstanding 9¾% Senior Notes due 2020 and to finance a portion of our acquisition of Maggiore.

RESULTS OF OPERATIONS
We measure performance principally using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers, both of which exclude our U.S. truck rental and Zipcar car sharing operations. We also measure our ancillary revenues (rental-transaction revenue other than T&M revenue), such as from the sale of collision and loss damage waivers, insurance products, fuel service options and portable GPS navigation unit rentals. Our vehicle rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics. In addition, per-unit fleet costs exclude our U.S. truck rental operations.

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
Year Ended December 31, 2015 vs. Year Ended December 31, 2014

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2015	2014	Change	% Change
Revenues
Vehicle rental	$6,026	$6,026	$0	0%
Other	2,476	2,459	17	1%
Net revenues	8,502	8,485	17	0%

Expenses
Operating	4,284	4,251	33	1%
Vehicle depreciation and lease charges, net	1,933	1,996	(63)	(3%)
Selling, general and administrative	1,093	1,080	13	1%
Vehicle interest, net	289	282	7	2%
Non-vehicle related depreciation and amortization	218	180	38	21%
Interest expense related to corporate debt, net:
Interest expense	194	209	(15)	(7%)
Early extinguishment of debt	23	56	(33)	(59%)
Transaction-related costs, net	68	13	55	*
Restructuring expense	18	26	(8)	(31%)
Total expenses	8,120	8,093	27	0%

Income before income taxes	382	392	(10)	(3%)
Provision for income taxes	69	147	(78)	(53%)

Net income	$313	$245	$68	28%
__________

*	Not meaningful.

During 2015, our net revenues increased as a result of a 7% increase in total rental days (5% excluding Maggiore), largely offset by a $444 million (5%) negative impact from currency exchange rate movements and a 2% decrease in pricing in constant currency (1% excluding Maggiore).

Total expenses increased as a result of increased volumes, a 7% increase in our car rental fleet (4% excluding Maggiore) and transaction-related costs, net, primarily associated with the acquisitions of Scandinavia and Brazil, most of which were non-cash expenses. This increase was largely offset by a favorable impact from currency exchange rate movements on expenses of approximately $418 million (5%). As a result of these items, and a $98 million income tax benefit related to the resolution of a prior-year tax matter, our net income increased by $68 million. Our effective tax rates were a provision of 18% and 38% in 2015 and 2014, respectively.

For 2015, the Company reported earnings of $2.98 per diluted share, which includes after-tax transaction-related costs, net, of ($0.52) per share, after-tax debt extinguishment costs of ($0.13) per share, after-tax restructuring expense of ($0.12) per share and an income tax benefit related to resolution of prior-year tax matter of $0.93 per share. For 2014, the Company reported earnings of $2.22 per diluted share, which includes after-tax debt extinguishment costs of ($0.31) per share, after-tax restructuring expense of ($0.16) per share and after-tax transaction costs, net, of ($0.08) per share.

In the year ended December 31, 2015:

•	Operating expenses increased to 50.4% of revenue from 50.1% in the prior year.

•	Vehicle depreciation and lease charges decreased to 22.7% of revenue from 23.5% in 2014, principally due to 10% lower per-unit fleet costs (5% in constant currency).

•	Selling, general and administrative costs were 12.9% of revenue compared to 12.7% in 2014.

•	Vehicle interest costs were 3.4% of revenue compared to 3.3% in the prior year.
Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2015	2014	% Change	2015	2014	% Change
Americas	$6,069	$5,961	2%	$682	$656	4%
International	2,433	2,524	(4%)	277	280	(1%)
Corporate and Other (a)	—	—	*	(56)	(60)	*
Total Company	$8,502	$8,485	0%	903	876	3%

Less:	Non-vehicle related depreciation and amortization (b)			218	180
Interest expense related to corporate debt, net:
	Interest expense			194	209
	Early extinguishment of debt			23	56
Transaction-related costs, net (c)				68	13
Restructuring expense				18	26
Income before income taxes				$382	$392
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Amortization of acquisition-related intangible assets increased to $55 million in 2015 from $33 million in 2014.

(c)	Primarily comprised of acquisition- and integration-related expenses.
Americas

	2015	2014	% Change
Revenue	$6,069	$5,961	2%
Adjusted EBITDA	682	656	4%
Revenues increased 2% in 2015 compared with 2014, primarily due to 4% growth in rental volumes, partially offset by a $59 million (1%) negative impact from currency exchange rate movements and a 1% decrease in pricing in constant currency.

Adjusted EBITDA increased 4% in 2015 compared with 2014, due to increased rental volumes and 4% lower per-unit fleet costs (3% in constant currency), partially offset by decreased pricing, higher maintenance, damage and insurance costs and a $7 million (1%) negative impact from currency exchange rate changes.

In the year ended December 31, 2015:

•	Operating expenses were 49.3% of revenue compared to 49.1% in 2014.

•	Vehicle depreciation and lease charges decreased to 24.3% of revenue from 25.0% in 2014, principally due to lower per-unit fleet costs.

•	Selling, general and administrative costs increased to 11.2% of revenue from 10.9% in the prior year.

•	Vehicle interest costs, at 3.9% of revenue, remained level compared to the prior year.

International

	2015	2014	% Change
Revenue	$2,433	$2,524	(4%)
Adjusted EBITDA	277	280	(1%)
Revenues decreased 4% during 2015 compared with 2014, primarily due to a $385 million (15%) negative impact on revenues from currency exchange rate changes and a 4% decrease in pricing in constant currency (3% excluding Maggiore) and partially offset by an 18% increase in rental volumes (9% excluding Maggiore). Excluding Maggiore, total revenue per rental day decreased 1% in constant currency.

Adjusted EBITDA declined 1% in 2015 compared with 2014, due to lower pricing and a $42 million (15%) negative impact from currency exchange rate changes, partially offset by an increase in rental volumes, 23% lower per-unit fleet costs (9% in constant currency) and the acquisitions of Maggiore and Scandinavia.

In the year ended December 31, 2015:

•	Operating expenses increased to 52.7% of revenue compared to 52.0% in 2014, primarily due to lower pricing and higher insurance costs, partially offset by increased rental volumes.

•	Vehicle depreciation and lease charges decreased to 18.7% of revenue from 20.0% compared to the prior year, driven by lower per-unit fleet costs.

•	Selling, general and administrative costs decreased to 14.9% of revenue compared to 15.0% in the prior year.

•	Vehicle interest costs increased to 2.2% of revenue compared to 1.9% in the prior year.

Corporate and Other

	2015	2014	% Change
Revenue	$—	$—	*
Adjusted EBITDA	(56)	(60)	*
__________

*	Not meaningful

Adjusted EBITDA increased $4 million in 2015 compared with 2014, primarily due to lower selling, general and administrative expenses which are not attributable to a particular segment.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2014	2013	Change	% Change
Revenues
Vehicle rental	$6,026	$5,707	$319	6%
Other	2,459	2,230	229	10%
Net revenues	8,485	7,937	548	7%

Expenses
Operating	4,251	4,074	177	4%
Vehicle depreciation and lease charges, net	1,996	1,811	185	10%
Selling, general and administrative	1,080	1,019	61	6%
Vehicle interest, net	282	264	18	7%
Non-vehicle related depreciation and amortization	180	152	28	18%
Interest expense related to corporate debt, net:
Interest expense	209	228	(19)	(8%)
Early extinguishment of debt	56	147	(91)	(62%)
Restructuring expense	26	61	(35)	(57%)
Transaction-related costs, net	13	51	(38)	(75%)
Impairment	—	33	(33)	*
Total expenses	8,093	7,840	253	3%

Income before income taxes	392	97	295	*
Provision for income taxes	147	81	66	81%

Net income	$245	$16	$229	*
__________

*	Not meaningful.

During 2014, our net revenues increased principally as a result of a 5% increase in total rental days and a 1% increase in pricing, a 9% increase in ancillary revenues and $67 million of incremental revenue from Zipcar (acquired in March 2013), partially offset by a $43 million negative impact from currency exchange rate movements.

Total expenses increased as a result of higher vehicle depreciation and lease charges resulting from a 5% increase in our car rental fleet and a 4% increase in our per-unit fleet costs. Total expenses also increased as a result of higher operating expenses due to increased volumes and higher selling, general and administrative costs driven by increased marketing expenses. These increases were partially offset by decreases in debt extinguishment costs, transaction-related costs, net, restructuring expense and impairment costs. As a result, despite a $16 million negative pretax impact from currency exchange rate movements, our net income increased by $229 million. Our effective tax rates were a provision of 38% and 84% in 2014 and 2013, respectively, principally due to the non-deductibility of the impairment charge and a portion of the early extinguishment of corporate debt costs in 2013.

For 2014, the Company reported earnings of $2.22 per diluted share, which includes after-tax debt extinguishment costs of ($0.31) per share, after-tax restructuring expense of ($0.16) per share and after-tax transaction costs, net, of ($0.08) per share. For 2013, the Company reported earnings of $0.15 per diluted share, which includes after-tax debt extinguishment costs of ($0.94) per share, after-tax restructuring expense of ($0.35) per share, after-tax transaction costs, net, of ($0.35) per share and an after-tax impairment charge of ($0.28) per share.

In the year ended December 31, 2014:

•	Operating expenses decreased to 50.1% of revenue from 51.3% in 2013, driven by increased rental volumes and higher pricing.

•	Vehicle depreciation and lease charges increased to 23.5% of revenue from 22.8% in 2013, principally due to higher per-unit fleet costs.

•	Selling, general and administrative costs decreased to 12.7% of revenue from 12.8% in 2013.

•	Vehicle interest costs, at 3.3% of revenue, remained level compared to the prior year.
Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2014	2013	% Change	2014	2013	% Change
Americas	$5,961	$5,480	9%	$656	$560	17%
International	2,524	2,457	3%	280	256	9%
Corporate and Other (a)	—	—	*	(60)	(47)	*
Total Company	$8,485	$7,937	7%	876	769	14%

Less:	Non-vehicle related depreciation and amortization (b)			180	152
Interest expense related to corporate debt, net:
	Interest expense			209	228
	Early extinguishment of debt			56	147
Restructuring expense				26	61
Transaction-related costs, net (c)				13	51
Impairment				—	33
Income before income taxes				$392	$97
__________

*	Not meaningful

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Amortization of acquisition-related intangible assets increased to $33 million in 2014 from $24 million in 2013.

(c)	Primarily comprised of acquisition- and integration-related expenses.
Americas

	2014	2013	% Change
Revenue	$5,961	$5,480	9%
Adjusted EBITDA	656	560	17%
Revenues increased 9% in 2014 compared with 2013, primarily due to 7% growth in rental volumes and a 2% increase in pricing, and $54 million of incremental revenue from Zipcar.

Adjusted EBITDA increased 17% in 2014 compared with 2013, primarily due to increased rental volumes and pricing as well as the acquisition of Zipcar, partially offset by 5% higher per-unit fleet costs.

In the year ended December 31, 2014:

•	Operating expenses were 49.1% of revenue, a decrease from 50.4% in the prior year, driven by increased rental volumes and higher pricing.

•
Vehicle depreciation and lease charges increased to 25.0% of revenue from 24.0% in 2013, due to higher per-unit fleet costs and a decrease in fleet utilization as a result of increased manufacturer recalls.

•	Selling, general and administrative costs decreased to 10.9% of revenue from 11.4% in the prior year, principally due to increased revenues.

•	Vehicle interest costs, at 3.9% of revenue, remained level compared to the prior year.

International

	2014	2013	% Change
Revenue	$2,524	$2,457	3%
Adjusted EBITDA	280	256	9%
Revenues increased 3% during 2014 compared with 2013, primarily due to an 8% increase in ancillary revenues.

Adjusted EBITDA increased 9% in 2014 compared with 2013, driven by increased revenue, partially offset by a $12 million negative impact from currency exchange rate changes.

In the year ended December 31, 2014:

•	Operating expenses were 52.0% of revenue, a decrease from 53.1% in the prior year, primarily due to increased revenues.

•	Vehicle depreciation and lease charges decreased to 20.0% of revenue from 20.2% compared to the prior year.

•	Selling, general and administrative costs increased to 15.0% of revenue from 14.4% in the prior year, primarily due to our planned increase in advertising and brand investment.

•	Vehicle interest costs, at 1.9% of revenue, remained level compared to the prior year.
Corporate and Other

	2014	2013	% Change
Revenue	$—	$—	*
Adjusted EBITDA	(60)	(47)	*
__________

*	Not meaningful

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
FINANCIAL CONDITION

	As of December 31,
	2015	2014	Change
Total assets exclusive of assets under vehicle programs	$5,918	$5,784	$134
Total liabilities exclusive of liabilities under vehicle programs	5,680	5,610	70
Assets under vehicle programs	11,716	11,058	658
Liabilities under vehicle programs	11,515	10,567	948
Stockholders’ equity	439	665	(226)

Total assets exclusive of assets under vehicle programs increased 2% and now include assets associated with the acquisitions of Maggiore, Scandinavia, Poland and Brazil (see Note 5 to our Consolidated Financial Statements and “Liquidity and Capital Resources—Cash Flows”). Total liabilities exclusive of liabilities under vehicle programs increased by 1% (see “Liquidity and Capital Resources—Debt and Financing Arrangements” regarding the changes in our corporate financings).
Assets under vehicle programs and liabilities under vehicle programs increased primarily due to an increase in the size of our vehicle rental fleet to accommodate increased rental demand and associated funding, as well as our acquisitions. See “Liquidity and Capital Resources—Debt and Financing Arrangements” for a detailed account of the change in our debt related to vehicle programs.
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

During 2015, we issued $375 million of 5¼% Senior Notes due 2025 and used proceeds from this borrowing to redeem the entire $223 million principal amount outstanding of our 9¾% Senior Notes due 2020 and fund a portion of our acquisition of Maggiore. In addition, we repurchased approximately 8.8 million shares of our outstanding common stock with cash generated from our operations. During 2015, we also had net borrowings under vehicle programs of $490 million to fund an increase in our assets under vehicle programs.
Cash Flows
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
The following table summarizes our cash flows:

	Year Ended December 31,
	2015	2014	Change
Cash provided by (used in):
Operating activities	$2,584	$2,579	$5
Investing activities	(2,830)	(2,807)	(23)
Financing activities	115	182	(67)
Effects of exchange rate changes	(41)	(23)	(18)
Net change in cash and cash equivalents	(172)	(69)	(103)
Cash and cash equivalents, beginning of period	624	693	(69)
Cash and cash equivalents, end of period	$452	$624	$(172)
Cash provided by operating activities was substantially unchanged during 2015 compared with 2014.
Cash used in investing activities was substantially unchanged during 2015 compared with 2014.
The decrease in cash provided by financing activities in 2015 compared with 2014 is primarily due to an increase in our stock repurchases.
We anticipate that our non-vehicle property and equipment additions will be approximately $210 million in 2016. As of December 31, 2015, we had approximately $140 million of authorized share repurchase capacity and in January 2016, our Board of Directors increased the authorization by $300 million. We currently anticipate that we will utilize most of such capacity to repurchase common stock in 2016.

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
The increase in cash provided by operating activities during 2014 compared to 2013 is principally due to increased revenues and our continued cost reduction efforts.
The increase in cash used in investing activities during 2014 compared with 2013 is primarily due to increased vehicle purchases and our Budget Licensee Acquisitions during 2014, partially offset by the acquisition of Zipcar in 2013.
The increase in cash provided by financing activities in 2014 compared with 2013, primarily reflects an increase in borrowings under vehicle programs to fund an increase in vehicle assets in 2014, partially offset by increased corporate borrowings to fund the purchase of Zipcar in 2013 and an increase in common stock repurchases in 2014.
Debt and Financing Arrangements
At December 31, 2015, we had approximately $12.3 billion of indebtedness (including corporate indebtedness of approximately $3.5 billion and debt under vehicle programs of approximately $8.9 billion). We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.
Corporate indebtedness consisted of:

		As of December 31,
	Maturity Date	2015	2014	Change
4⅞% Senior Notes	November 2017	$300	$300	$—
Floating Rate Senior Notes (a)	December 2017	249	248	1
Floating Rate Term Loan (b)	March 2019	970	980	(10)
9¾% Senior Notes	March 2020	—	223	(223)
6% Euro-denominated Senior Notes (c)	March 2021	502	561	(59)
5⅛% Senior Notes	June 2022	400	400	—
5½% Senior Notes	April 2023	674	674	—
5¼% Senior Notes	March 2025	375	—	375
Other(d)		46	34	12
Deferred financing fees		(55)	(67)	12
Total		$3,461	$3,353	$108
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.16% at December 31, 2015; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(b)
The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of December 31, 2015, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

(c)	The reduction in the balance principally reflects currency translation adjustments.

(d)	Primarily includes capital leases which are secured by liens on the related assets.
The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding:

	As of December 31,
	2015	2014	Change
Americas – Debt due to Avis Budget Rental Car Funding (a)	$6,837	$6,340	$497
Americas – Debt borrowings	643	746	(103)
International – Debt borrowings (a)(b)	1,187	685	502
International – Capital leases	238	314	(76)
Other	8	31	(23)
Deferred financing fees (c)	(53)	(60)	7
Total	$8,860	$8,056	$804
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company's car rental fleet.

(b)	The increase includes additional borrowing related to the acquisition of Maggiore.

(c)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2015 and 2014 were $41 million and $44 million, respectively.
The following table provides the contractual maturities for our corporate debt and our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2015:

	Corporate Debt	Debt Under Vehicle Programs
Due in 2016	$26	$1,501
Due in 2017	564	2,884
Due in 2018	14	1,626
Due in 2019	948	1,389
Due in 2020	2	1,513
Thereafter	1,962	—
	$3,516	$8,913
At December 31, 2015, we had approximately $4.4 billion of available funding under our various financing arrangements (comprised of $1.1 billion of availability under our committed credit facilities and approximately $3.3 billion available for use in our vehicle programs). As of December 31, 2015, the committed non-vehicle-backed credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,800	$—	$687	$1,113
Other credit facilities (b)	3	3	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 3.48% as of December 31, 2015.
At December 31, 2015, the Company had various other uncommitted credit facilities available, which bear interest at rates of 0.21% to 1.76%, under which it had drawn approximately $3 million.

The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2015:

	Total Capacity(a)	Outstanding Borrowings	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding (b)	$8,892	$6,837	$2,055
Americas – Debt borrowings (c)	983	643	340
International – Debt borrowings (d)	2,109	1,187	922
International – Capital Leases (e)	259	238	21
Other	8	8	—
Total	$12,251	$8,913	$3,338
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by $8.4 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $0.9 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by $1.5 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $0.2 billion of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2015, can be found in Notes 12 and 13 to our Consolidated Financial Statements.

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
As discussed above, as of December 31, 2015, we have cash and cash equivalents of $452 million, available borrowing capacity under our committed credit facilities of $1.1 billion, and available capacity under our vehicle programs of approximately $3.3 billion. In January 2016 and August 2015, the Company’s Board of Directors increased the Company’s share repurchase program authorization by $300 million and $250 million, respectively.
Our liquidity position could be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets, generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Fiat, Kia, Toyota, Mercedes, Renault and Hyundai, being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market (see Item 1A. Risk Factors for further discussion).
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior revolving credit facility and other borrowings, including a maximum leverage ratio. As of December 31, 2015, we were in compliance with the financial covenants governing our indebtedness.

CONTRACTUAL OBLIGATIONS
The following table summarizes our principal future contractual obligations as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
Corporate debt	$26	$564	$14	$948	$2	$1,962	$3,516
Debt under vehicle programs	1,501	2,884	1,626	1,389	1,513	—	8,913
Debt interest	404	328	242	171	126	206	1,477
Operating leases (a)	570	426	316	225	149	577	2,263
Commitments to purchase vehicles (b)	7,208	—	—	—	—	—	7,208
Defined benefit pension plan contributions (c)	10	—	—	—	—	—	10
Other purchase commitments (d)	88	41	24	4	3	—	160
Total (e)	$9,807	$4,243	$2,222	$2,737	$1,793	$2,745	$23,547
 __________

(a)	Operating lease obligations are presented net of sublease rentals to be received (see Note 14 to our Consolidated Financial Statements) and include commitments to enter into operating leases.

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

(c)
Represents the expected contributions to our defined benefit pension plans in 2016. The amount of future contributions to our defined benefit pension plans will depend on the rates of return generated from plan assets and other factors (see Note 17 to our Consolidated Financial Statements) and are not included above.

(d)	Primarily represents commitments under service contracts for information technology, telecommunications and marketing agreements with travel service companies.

(e)
Excludes income tax uncertainties of $37 million, $15 million of which is subject to indemnification by Realogy and Wyndham. We are unable to estimate the period in which these income tax uncertainties are expected to be settled.

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

Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2015, 2014 and 2013, there was no impairment of goodwill or other intangible assets. In the future, failure to achieve our business plans, a significant deterioration of the macroeconomic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets (such as the discount rate) could result in significantly different estimates of fair value that could trigger an impairment of the goodwill or intangible assets of our reporting units.
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
Adoption of New Accounting Pronouncements
During 2015, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”;

•	ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”; and

•	ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”.

On January 1, 2016, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”;

•	ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”; and

•	ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which becomes effective for the Company on January 1, 2018.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which becomes effective on January 1, 2018. We have not completed our preliminary evaluation of the effect of this accounting pronouncement and cannot yet quantify the impact on our Consolidated Financial Statements. We have not yet selected a transition method by which we will adopt this standard.
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
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2015. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our 2015 earnings. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.

Interest Rate Risk Management
Our primary interest rate exposure at December 31, 2015 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate exposures and derivatives as of December 31, 2015, we estimate that a 10% change in interest rates would not have a material impact on our 2015 earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of gasoline would not have a material impact on our earnings as of December 31, 2015.

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

(b)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avis Budget Group, Inc.
Parsippany, New Jersey

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 24, 2016

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ DAVID T. CALABRIA
David T. Calabria
Senior Vice President and Chief Accounting Officer
Date:	February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY D. DE SHON	Chief Executive Officer and Director	February 24, 2016
(Larry D. De Shon)

/s/ DAVID B. WYSHNER	President and Chief Financial Officer	February 24, 2016
(David B. Wyshner)

/s/ DAVID T. CALABRIA	Senior Vice President and Chief Accounting Officer	February 24, 2016
(David T. Calabria)

/s/ W. ALUN CATHCART	Director	February 24, 2016
(W. Alun Cathcart)

/s/ BRIAN CHOI	Director	February 24, 2016
(Brian Choi)

/s/ MARY C. CHOKSI	Director	February 24, 2016
(Mary C. Choksi)

/s/ LEONARD S. COLEMAN, JR.	Director	February 24, 2016
(Leonard S. Coleman, Jr.)

/s/ JEFFREY H. FOX	Director	February 24, 2016
(Jeffrey H. Fox)

/s/ JOHN D. HARDY, JR.	Director	February 24, 2016
(John D. Hardy, Jr.)

/s/ LYNN KROMINGA	Director	February 24, 2016
(Lynn Krominga)

/s/ EDUARDO G. MESTRE	Director	February 24, 2016
(Eduardo G. Mestre)

/s/ RONALD L. NELSON	Executive Chairman of the Board of Directors	February 24, 2016
(Ronald L. Nelson)

/s/ F. ROBERT SALERNO	Director	February 24, 2016
(F. Robert Salerno)

/s/ STENDER E. SWEENEY	Director	February 24, 2016
(Stender E. Sweeney)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avis Budget Group, Inc.
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 24, 2016

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Vehicle rental	$6,026	$6,026	$5,707
Other	2,476	2,459	2,230
Net revenues	8,502	8,485	7,937

Expenses
Operating	4,284	4,251	4,074
Vehicle depreciation and lease charges, net	1,933	1,996	1,811
Selling, general and administrative	1,093	1,080	1,019
Vehicle interest, net	289	282	264
Non-vehicle related depreciation and amortization	218	180	152
Interest expense related to corporate debt, net:
Interest expense	194	209	228
Early extinguishment of debt	23	56	147
Transaction-related costs, net	68	13	51
Restructuring expense	18	26	61
Impairment	—	—	33
Total expenses	8,120	8,093	7,840

Income before income taxes	382	392	97
Provision for income taxes	69	147	81

Net income	$313	$245	$16

Earnings per share
Basic	$3.02	$2.32	$0.15
Diluted	$2.98	$2.22	$0.15
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013

Net income	$313	$245	$16

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $(22), $(30) and $7, respectively	$(131)	$(115)	$(27)
Available-for-sale securities:
Net unrealized gains (losses) on available-for-sale securities, net of tax of $1, $0 and $0, respectively	(2)	—	—
Cash flow hedges:
Net unrealized holding gains (losses), net of tax of $4, $4 and $1, respectively	(6)	(7)	1
Less: Cash flow hedges reclassified to earnings, net of tax of $(3), $(3) and $0, respectively	5	5	—
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $(1), $25 and $(19), respectively	6	(24)	24
Less: Pension and post-retirement benefits reclassified to earnings, net of tax of $(2), $(1) and $(6), respectively	3	2	9
	(125)	(139)	7
Total comprehensive income	$188	$106	$23

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$452	$624
Receivables (net of allowance for doubtful accounts of $34, respectively)	668	599
Other current assets	507	456
Total current assets	1,627	1,679

Property and equipment, net	681	638
Deferred income taxes	1,488	1,511
Goodwill	973	842
Other intangibles, net	917	886
Other non-current assets	232	228
Total assets exclusive of assets under vehicle programs	5,918	5,784

Assets under vehicle programs:
Program cash	258	119
Vehicles, net	10,658	10,215
Receivables from vehicle manufacturers and other	438	362
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	362
	11,716	11,058
Total assets	$17,634	$16,842

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,485	$1,491
Short-term debt and current portion of long-term debt	26	28
Total current liabilities	1,511	1,519

Long-term debt	3,435	3,325
Other non-current liabilities	734	766
Total liabilities exclusive of liabilities under vehicle programs	5,680	5,610

Liabilities under vehicle programs:
Debt	2,064	1,760
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,796	6,296
Deferred income taxes	2,367	2,267
Other	288	244
	11,515	10,567

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	7,010	7,212
Accumulated deficit	(1,802)	(2,115)
Accumulated other comprehensive loss	(147)	(22)
Treasury stock, at cost—39 and 31 shares, respectively	(4,623)	(4,411)
Total stockholders’ equity	439	665
Total liabilities and stockholders’ equity	$17,634	$16,842

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$313	$245	$16
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,837	1,840	1,678
Gain on sale of vehicles, net	(60)	(7)	(6)
Non-vehicle related depreciation and amortization	218	180	152
Deferred income taxes	58	65	37
Stock-based compensation	28	25	20
Amortization of debt financing fees	42	41	41
Early extinguishment of debt costs	23	56	147
Impairment	—	—	33
Net change in assets and liabilities:
Receivables	(42)	(60)	(66)
Income taxes	(18)	37	(14)
Accounts payable and other current liabilities	(79)	(3)	(28)
Other, net	264	160	243
Net cash provided by operating activities	2,584	2,579	2,253

Investing activities
Property and equipment additions	(199)	(182)	(152)
Proceeds received on asset sales	15	21	22
Net assets acquired (net of cash acquired)	(256)	(416)	(537)
Other, net	6	(11)	2
Net cash used in investing activities exclusive of vehicle programs	(434)	(588)	(665)

Vehicle programs:
Increase in program cash	(148)	(10)	(79)
Investment in vehicles	(11,928)	(11,875)	(10,899)
Proceeds received on disposition of vehicles	9,680	9,666	9,409
	(2,396)	(2,219)	(1,569)
Net cash used in investing activities	(2,830)	(2,807)	(2,234)

Financing activities
Proceeds from long-term borrowings	377	871	2,972
Payments on long-term borrowings	(301)	(762)	(2,608)
Net change in short-term borrowings	(22)	5	(36)
Debt financing fees	(7)	(17)	(37)
Purchases of warrants	—	—	(78)
Proceeds from sale of call options	—	—	104
Repurchases of common stock	(393)	(297)	(48)
Other, net	(7)	—	3
Net cash (used in) provided by financing activities exclusive of vehicle programs	(353)	(200)	272

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2015	2014	2013
Vehicle programs:
Proceeds from borrowings	14,138	14,373	12,953
Payments on borrowings	(13,648)	(13,963)	(13,115)
Debt financing fees	(22)	(28)	(34)
	468	382	(196)
Net cash provided by financing activities	115	182	76

Effect of changes in exchange rates on cash and cash equivalents	(41)	(23)	(8)

Net (decrease) increase in cash and cash equivalents	(172)	(69)	87
Cash and cash equivalents, beginning of period	624	693	606
Cash and cash equivalents, end of period	$452	$624	$693

Supplemental disclosure
Interest payments	$454	$474	$457
Income tax payments, net	$29	$45	$58

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2013	137.1	$1	$8,211	$(2,376)	$110	(30.0)	$(5,189)	$757

Comprehensive income:
Net income	—	—	—	16	—	—	—
Other comprehensive income	—	—	—	—	7	—	—

Total comprehensive income								23

Net activity related to restricted stock units	—	—	(197)	—	—	0.4	207	10
Exercise of stock options	—	—	(155)	—	—	0.9	157	2
Change in excess tax benefit on equity awards	—	—	3	—	—	—	—	3
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	2	1
Repurchase of warrants	—	—	(78)	—	—	—	—	(78)
Sale of call options, net of tax of $(1)	—	—	110	—	—	(0.2)	(7)	103
Repurchase of common stock	—	—	—	—	—	(1.6)	(50)	(50)

Balance at December 31, 2013	137.1	$1	$7,893	$(2,360)	$117	(30.5)	$(4,880)	$771

Comprehensive income:
Net income	—	—	—	245	—	—	—
Other comprehensive income	—	—	—	—	(139)	—	—

Total comprehensive income								106

Net activity related to restricted stock units	—	—	(143)	—	—	0.7	153	10
Exercise of stock options	—	—	(20)	—	—	0.1	20	—
Change in excess tax benefit on equity awards	—	—	12	—	—	—	—	12
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Issuance of common stock - conversion of convertible debt	—	—	(529)	—	—	4.0	595	66
Repurchase of common stock	—	—	—	—	—	(5.7)	(300)	(300)

Balance at December 31, 2014	137.1	$1	$7,212	$(2,115)	$(22)	(31.4)	$(4,411)	$665

Comprehensive income:
Net income	—	—	—	313	—	—	—
Other comprehensive loss	—	—	—	—	(125)	—	—

Total comprehensive income								188

Net activity related to restricted stock units	—	—	(191)	—	—	0.9	178	(13)
Exercise of stock options	—	—	(3)	—	—	—	3	—
Change in excess tax benefit on equity awards	—	—	(7)	—	—	—	—	(7)
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(8.8)	(394)	(394)

Balance at December 31, 2015	137.1	$1	$7,010	$(1,802)	$(147)	(39.3)	$(4,623)	$439
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

In 2015, 2014 and 2013, the Company completed the business acquisitions discussed in Note 5 to these Consolidated Financial Statements. The operating results of the acquired businesses are included in the accompanying Consolidated Financial Statements from the dates of acquisition.
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
Reclassifications
Certain reclassifications have been made to prior years’ Consolidated Financial Statements to conform to the current year presentation. These reclassifications have no impact on period reported net income or cash flow.
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

Revenue Recognition
The Company derives revenue primarily through the operation and licensing of its rental systems and by providing vehicle rentals and other services to business and leisure travelers and others. Other revenue includes sales of loss damage waivers and insurance products, fuel and fuel service charges, rentals of GPS navigation units and other items. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured.
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
Currency Translation
Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the prevailing monthly average rate of exchange. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income. The accumulated currency translation adjustment as of December 31, 2015 and 2014 was $(80) million and $51 million, respectively. The Company has designated its 6% Euro-denominated Notes as a hedge of its investment in Euro-denominated foreign operations and, accordingly, records the effective portion of gains or losses on this net investment hedge in accumulated other comprehensive income (loss) as part of currency translation adjustments.
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
The Company capitalizes the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $185 million and $140 million as of December 31, 2015 and 2014, respectively.

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
Impairment of Long-Lived Assets
The Company is required to assess long-lived assets for impairment whenever circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the undiscounted expected future cash flows to be generated from such assets. Property and equipment is evaluated separately at the lowest level of identifiable cash flows. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value.
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
The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. The Company periodically evaluates estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. Vehicle-related interest expense amounts are net of vehicle-related interest income of $13 million, $10 million and $9 million for 2015, 2014 and 2013, respectively.
Advertising Expenses
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on our Consolidated Statements of Operations, include radio, television, travel partner rewards programs, Internet advertising and other advertising and promotions and were approximately $123 million, $112 million and $116 million in 2015, 2014 and 2013, respectively.
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
The Company’s derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts, and are carried at fair value based on significant observable inputs (Level 2 inputs). Derivatives entered into by the Company are typically executed over-the-counter and are valued using internal valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The Company principally uses discounted cash flows to value these instruments. These models take into account a variety of factors including, where applicable, maturity, commodity prices, interest rate yield curves of the Company and counterparties, credit curves, counterparty creditworthiness and currency exchange rates. These factors are applied on a consistent basis and are based upon observable inputs where available.
Derivative Instruments
Derivative instruments are used as part of the Company’s overall strategy to manage exposure to market risks associated with fluctuations in currency exchange rates, interest rates and gasoline costs. As a matter of policy, derivatives are not used for trading or speculative purposes.

All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings within the same line item as the hedged item. The effective portion of changes in fair value of a derivative that is designated as either a cash flow or net investment hedge is recorded as a component of accumulated other comprehensive income (loss). The ineffective portion is recognized in earnings within the same line item as the hedged item, including vehicle interest, net or interest related to corporate debt, net. Amounts included in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged item affects earnings. Amounts related to our derivative instruments are recognized in the Consolidated Statements of Cash Flows consistent with the nature of the hedged item (principally operating activities).
Investments
Joint venture investments are typically accounted for under the equity method of accounting. Under this method, the Company records its proportional share of the joint venture’s net income or loss within operating expenses in the Consolidated Statements of Operations. The Company assesses equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge if the loss in value is deemed other than temporary. As of December 31, 2015 and 2014, the Company had investments in several joint ventures with a carrying value of $36 million and $46 million, respectively, recorded within other non-current assets on the Consolidated Balance Sheets.
Aggregate realized gains and losses on investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2014, the Company realized gains of $7 million from the sale of equity investments and during 2015 and 2013, the amounts realized were not material.
Self-Insurance Reserves
The Consolidated Balance Sheets include $413 million and $397 million of liabilities associated with retained risks of liability to third parties as of December 31, 2015 and 2014, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including but not limited to supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which the Company is ultimately liable and changes in the cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of approximately $70 million and $67 million as of December 31, 2015 and 2014, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those mentioned above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
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
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The fair value of the contingent consideration is generally estimated by utilizing a Monte Carlo simulation technique, based on a range of possible future results (Level 3). Any changes in contingent consideration are recorded in transaction-related costs, net. During 2015, the Company paid $18 million of contingent consideration associated with the acquisition of Apex, which consisted of $9 million related to the liability recognized at fair value as of the acquisition date and $13 million related to fair value adjustments previously recognized in earnings, partially offset by $4 million of favorable currency exchange rate movements.
Transaction-related Costs, net
Transaction-related costs, net are classified separately in the Consolidated Statements of Operations. These costs comprise expenses related to acquisition-related activities such as due-diligence and other advisory costs, expenses related to the integration of the acquiree’s operations with those of the Company, including the implementation of best practices and process improvements, non-cash charges related to re-acquired rights, expenses related to pre-acquisition contingencies and contingent consideration related to acquisitions.
Currency Transactions
Currency gains and losses resulting from foreign currency transactions are generally included in operating expenses within the Consolidated Statement of Operations; however, the net gain or loss of currency transactions on intercompany loans and the unrealized gain or loss on intercompany loan hedges are included within interest expense related to corporate debt, net. During the years ended December 31, 2015, 2014 and 2013, the Company recorded losses of $11 million, $9 million and $11 million, respectively, on such items.

Adoption of New Accounting Standards During 2015

On January 1, 2015, the Company adopted Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The adoption of this accounting pronouncement did not have an impact on the Company’s Consolidated Financial Statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 becomes effective for the Company on January 1, 2017; however, the Company has elected to adopt the provisions of ASU 2015-17 early on a retrospective basis. Accordingly, in the Company’s Consolidated Balance Sheet as of December 31, 2014, current deferred income tax assets of $159 million have been reclassified to non-current assets to conform to ASU 2015-17. For additional information, see Note 8-Income Taxes.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. ASU 2015-03 becomes effective for the Company on January 1, 2016; however, the Company has elected to adopt the provisions of ASU 2015-03 early on a retrospective basis. Accordingly, in the Company’s Consolidated Balance Sheet as of December 31, 2014, debt issuance costs associated with long-term debt of $67 million and $60 million were reclassified from other noncurrent assets to long-term debt and to liabilities under vehicle programs, respectively, to conform to ASU 2015-03. For additional information, see Note 12-Long-term Debt and Borrowing Arrangements, Note13-Debt under Vehicle Programs, Note 18-Financial Instruments and Note 19-Segment Information.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which makes limited amendments to the classification and measurement of financial instruments. The new standard amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 becomes effective for the Company on January 1, 2018. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination at the acquisition date. Instead, the cumulative impact of any adjustment will be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 became effective for the Company on January 1, 2016. The adoption of this accounting pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance for determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software, rather than as a service contract. ASU 2015-05 became effective for the Company on January 1, 2016. The adoption of this accounting pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. ASU 2014-15 became effective for the Company on January 1, 2016. The adoption of this accounting pronouncement did not have an impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. ASU 2014-09 becomes effective for the Company on January 1, 2018. The Company has not completed its preliminary evaluation of the effect of this accounting pronouncement and cannot yet quantify the impact on its Consolidated Financial Statements. The Company has not yet selected a transition method by which it will adopt this standard.

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2015	2014	2013
Net income for basic EPS	$313	$245	$16
Convertible debt interest, net of tax	—	1	—
Net income for diluted EPS	$313	$246	$16

Basic weighted average shares outstanding	103.4	105.4	107.6
Options, warrants and non-vested stock	1.6	2.1	3.8
Convertible debt	—	3.1	—
Diluted weighted average shares outstanding	105.0	110.6	111.4

Earnings per share:
Basic	$3.02	$2.32	$0.15
Diluted	$2.98	$2.22	$0.15
The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2015	2014	2013
Non-vested stock (a)	0.1	—	—
Shares underlying convertible debt	—	—	4.0
__________

(a)	The weighted average grant date fair value for anti-dilutive non-vested stock for 2015 was $61.15.

4.	Restructuring
In conjunction with recent acquisitions (see Note 5-Acquisitions), the Company has identified opportunities to integrate and streamline its operations, primarily in Europe (the “Acquisition integration”). During the year ended December 31, 2015, as part of this process, the Company formally communicated the termination of employment to approximately 180 employees, and as of December 31, 2015, the Company terminated approximately 140 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company expects further restructuring expense of approximately $10 million related to this initiative to be incurred in 2016.
In 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (the “T15 restructuring”). During the years ended December 31, 2015 and 2014, as part of this process, the Company formally communicated the termination of employment to approximately 325 and 75 employees, respectively. During 2015, the Company terminated approximately 315 of the affected employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company does not anticipate any further restructuring expense related to this phase of the initiative.
In 2012, the Company initiated a strategic restructuring initiative to better position its truck rental operations in the United States, in which it closed certain rental locations and decreased the size of the rental fleet, with the intent to increase fleet utilization and reduce costs (the “Truck Rental restructuring”). This initiative is complete.
In 2011, subsequent to the acquisition of Avis Europe plc, the Company initiated restructuring initiatives, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes (the “Avis Europe restructuring”). During the years ended December 31, 2014 and 2013, as part of this process, the Company formally communicated the termination of employment to approximately 230 and 580 employees, respectively. The costs associated with severance, outplacement services and other costs associated with employee terminations were settled in cash. This initiative is substantially complete.
The following tables summarize the change to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2013	$12	$1	$—	$13
Avis Europe restructuring expense	34	6	—	40
Truck Rental restructuring expense	—	—	21	21
Avis Europe restructuring payment	(29)	(2)	—	(31)
Truck Rental payment/utilization	—	—	(21)	(21)
Balance as of December 31, 2013	17	5	—	22
Avis Europe restructuring expense	20	1	—	21
T15 restructuring expense	5	—	—	5
Avis Europe restructuring payment	(27)	(3)	—	(30)
T15 restructuring payment	(1)	—	—	(1)
Balance as of December 31, 2014	14	3	—	17
T15 restructuring expense	9	—	—	9
Acquisition integration expense	9	—	—	9
Avis Europe restructuring payment	(7)	(2)	—	(9)
T15 restructuring payment	(12)	—	—	(12)
Acquisition integration payment	(3)	—	—	(3)
Balance as of December 31, 2015	$10	$1	$—	$11
__________

(a)	Includes expenses related to the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2013	$1	$12	$13
Avis Europe restructuring expense	7	33	40
Truck Rental restructuring expense	21	—	21
Avis Europe restructuring payment	(7)	(24)	(31)
Truck Rental payment/utilization	(21)	—	(21)
Balance as of December 31, 2013	1	21	22
Avis Europe restructuring expense	4	17	21
T15 restructuring expense	4	1	5
Avis Europe restructuring payment	(4)	(26)	(30)
T15 restructuring payment	(1)	—	(1)
Balance as of December 31, 2014	4	13	17
T15 restructuring expense	6	3	9
Acquisition integration expense	1	8	9
Avis Europe restructuring payment	(1)	(8)	(9)
T15 restructuring payment	(8)	(4)	(12)
Acquisition integration payment	(1)	(2)	(3)
Balance as of December 31, 2015	$1	$10	$11

5.	Acquisitions

2015

Maggiore Group

In April 2015, the Company completed the acquisition of Maggiore Group (“Maggiore”) for approximately $160 million, net of acquired cash and short-term investments. The investment enables the Company to expand its footprint with a leading provider of vehicle rental services in Italy. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $88 million was recorded in goodwill, $50 million was recorded in customer relationships, $34 million related to trademarks were recorded in other intangibles and $11 million was recorded in license agreements. The customer relationships, trademarks and license agreements will be amortized over a weighted average useful life of approximately ten years. The goodwill is not deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

Brazil

In August 2013, the Company made an initial equity investment of $53 million in its Brazilian licensee (“Brazil”) for a 50% ownership stake. Approximately $47 million of this consideration was paid in 2013 and the remaining consideration of $6 million was paid in 2014. In April 2015, the Company acquired the remaining 50% equity interest in Brazil, which is now a wholly-owned subsidiary, for cash consideration of $8 million plus $46 million principally to acquire debt interests and settle certain debt and accrued interest obligations. The acquisition enables the Company to significantly increase its presence in the Brazilian car rental market. The Company’s initial investment in Brazil was recorded as an equity investment within other non-current assets, and the Company’s share of Brazil’s operating results was reported within operating expenses. At December 31, 2014, the Company’s investment, which was recorded in its Americas reportable segment, totaled approximately $12 million, net of an impairment charge of $33 million ($33 million, net of tax). The impairment charge was recorded at the time of the initial investment based on a combination of observable and unobservable fair value inputs (Level 3), specifically a combination of the Income approach-discounted cash flow method and the Market approach-public company market multiple method. Since the Company previously accounted for its 50% interest in Brazil as an equity-method investment, in order to recognize Brazil as a wholly-owned subsidiary in April 2015, the Company remeasured its previously held equity method investment to fair value using the Income approach-discounted cash flow method (Level 3), resulting in a loss of $8 million during 2015 as part of transaction-related costs. The results of the operations of Brazil and the fair value of its assets and liabilities have been included in the Company’s Consolidated Financial Statements from the date of the acquisition. As the fair value of the licensee’s liabilities exceeded its assets, $77 million was allocated to goodwill for the excess of the purchase price over preliminary fair value of net assets acquired, which was assigned to the Company’s Americas reportable segment and is not deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

Avis and Budget Licensees

In November and April 2015, the Company completed the acquisitions of its Avis licensee in Poland and its Avis and Budget licensees in Norway, Sweden and Denmark, respectively, for approximately $62 million, net of acquired cash. Additionally, the Company settled debt obligations of approximately $23 million in Poland. These investments will enable the Company to expand its footprint of Company-operated locations in Europe. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with these acquisitions, approximately $36 million was recorded in license agreements, $29 million was recorded in goodwill and $12 million was recorded in customer relationships. The license agreements and customer relationships will be amortized over a weighted average useful life of approximately eight years. In addition, at the time of acquisition, the Company recorded a $25 million non-cash charge within transaction-related costs, net in connection with license rights reacquired by the Company. The goodwill is not deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

2014

Budget Licensees

During 2014, the Company completed the acquisition of its Budget licensees for Edmonton, Canada; Southern California and Las Vegas, and reacquired the right to operate the Budget brand in Portugal, for approximately $263 million, plus $132 million for acquired fleet. These investments enabled the Company to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing vehicle financing arrangements. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s Americas reportable segment for Edmonton, Southern California and Las Vegas and to the Company’s International reportable segment for Portugal. In connection with these acquisitions, approximately $58 million was recorded in identifiable intangible assets (consisting of $10 million related to customer relationships and $48 million related to the license agreements) and $192 million was recorded in goodwill. The customer relationships will be amortized over a weighted average useful life of approximately 12 years and the license agreements will be amortized over a weighted average useful life of approximately three years. In addition, the Company recorded a non-cash gain of approximately $20 million within transaction-related costs, net in connection with license rights reacquired by the Company. The goodwill is deductible for tax purposes. Differences between the preliminary allocation of purchase price and the final allocation were not material for Edmonton, Southern California and Las Vegas and Portugal.

2013

Payless Car Rental

In July 2013, the Company completed the acquisition of Payless for $46 million, net of acquired cash. The acquisition provided the Company with a position in the deep-value segment of the car rental industry. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s Americas reportable segment. The goodwill is not deductible for tax purposes. In connection with this acquisition, $23 million was recorded in identifiable intangible assets (consisting of $16 million related to trademarks and $7 million related to license agreements) and $27 million was recorded in goodwill. The trademark assets are indefinite-lived and the license agreements will be amortized over an estimated life of 15 years.

Zipcar

In March 2013, the Company completed the acquisition of the entire issued share capital of Zipcar, a leading car sharing company, for $473 million, net of acquired cash. The acquisition increased the Company’s growth potential and its ability to better serve a greater variety of customer transportation needs. The excess of the purchase price over fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s Americas reportable segment and is not deductible for tax purposes. In connection with this acquisition, $188 million was recorded in identifiable intangible assets (consisting of $112 million related to trademarks and $76 million related to customer relationships) and $269 million was recorded in goodwill. The trademark assets are indefinite-lived and the customer relationship intangibles will be amortized over an estimated life of eight years.

6.	Intangible Assets
Intangible assets consisted of:

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$263	$81	$182	$259	$59	$200
Customer relationships (b)	222	68	154	167	50	117
Other (b)	41	8	33	8	3	5
	$526	$157	$369	$434	$112	$322

Unamortized Intangible Assets
Goodwill	$973			$842
Trademarks	$548			$564
_________

(a)	Primarily amortized over a period ranging from 1 to 40 years with a weighted average life of 19 years.

(b)	Primarily amortized over a period ranging from 2 to 27 years with a weighted average life of 11 years.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2015	2014	2013
License agreements	$31	$16	$12
Customer relationships	21	18	15
Other	7	2	—
Total	$59	$36	$27
Based on the Company’s amortizable intangible assets at December 31, 2015, the Company expects related amortization expense of approximately $61 million for 2016, $54 million for 2017, $40 million for 2018, $38 million for 2019 and $38 million for 2020, excluding effects of currency exchange rates.
The carrying amounts of goodwill and related changes are as follows:

	Americas	International	Total Company
Gross goodwill as of January 1, 2014	$1,904	$905	$2,809
Accumulated impairment losses as of January 1, 2014	(1,587)	(531)	(2,118)
Goodwill as of January 1, 2014	317	374	691
Acquisitions	190	13	203
Currency translation adjustments and other	(28)	(24)	(52)
Goodwill as of December 31, 2014	479	363	842
Acquisitions	77	117	194
Currency translation adjustments and other	(19)	(44)	(63)
Goodwill as of December 31, 2015	$537	$436	$973

7.	Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2015	2014
Rental vehicles	$11,195	$11,006
Less: Accumulated depreciation	(1,500)	(1,465)
	9,695	9,541
Vehicles held for sale	963	674
Vehicles, net	$10,658	$10,215
The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2015	2014	2013
Depreciation expense	$1,837	$1,840	$1,678
Lease charges	156	163	139
Gain on sale of vehicles, net	(60)	(7)	(6)
Vehicle depreciation and lease charges, net	$1,933	$1,996	$1,811

At December 31, 2015, 2014 and 2013, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $269 million, $222 million and $260 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $433 million, $352 million and $378 million, respectively.

8.	Income Taxes
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$(32)	$(1)	$(4)
State	3	4	12
Foreign	40	79	36
Current income tax provision	11	82	44

Deferred
Federal	45	89	28
State	(1)	2	8
Foreign	14	(26)	1
Deferred income tax provision	58	65	37
Provision for income taxes	$69	$147	$81
Pretax income for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2015	2014	2013
United States (a)	$258	$248	$4
Foreign	124	144	93
Pretax income	$382	$392	$97
__________

(a)	For the years ended December 31, 2015, 2014 and 2013, includes corporate debt extinguishment costs of $23 million, $56 million and $147 million, respectively.

Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2015	2014
Deferred income tax assets:
Net tax loss carryforwards	$1,567	$1,483
Accrued liabilities and deferred revenue	276	297
Tax credits	76	75
Depreciation and amortization	13	23
Acquisition and integration-related liabilities	13	8
Provision for doubtful accounts	7	7
Unrealized hedge loss	—	1
Other	46	57
Valuation allowance (a)	(351)	(319)
Deferred income tax assets	1,647	1,632

Deferred income tax liabilities:
Depreciation and amortization	123	96
Prepaid expenses	29	21
Other	7	4
Deferred income tax liabilities	159	121
Deferred income tax assets, net	$1,488	$1,511
__________

(a)
The valuation allowance of $351 million at December 31, 2015 relates to tax loss carryforwards, foreign tax credits and certain deferred tax assets of $267 million, $53 million and $31 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. The valuation allowance of $319 million at December 31, 2014 relates to tax loss carryforwards, foreign tax credits and certain deferred tax assets of $249 million, $46 million and $24 million, respectively.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2015	2014
Deferred income tax assets:
Depreciation and amortization	$53	$54

Deferred income tax liabilities:
Depreciation and amortization	2,420	2,321
Deferred income tax liabilities under vehicle programs, net	$2,367	$2,267
At December 31, 2015, the Company had U.S. federal net operating loss carryforwards of approximately $3.6 billion, most of which expire in 2031. Such net operating loss carryforwards are primarily related to accelerated depreciation of the Company’s U.S. vehicles. Currently, the Company does not record valuation allowances on the majority of its U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2015, the Company had foreign net operating loss carryforwards of approximately $583 million with an indefinite utilization period. No provision has been made for U.S. federal deferred income taxes on approximately $941 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2015, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. Due to the variability associated with the various methods in which such earnings could be repatriated, it is not practicable to estimate the actual amount of such deferred tax liabilities. If such earnings were repatriated and subject to taxation at the current U.S. federal tax rate, the Company would consider and pursue alternatives to reduce the tax liability.
The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	2.8	3.3	4.1
Changes in valuation allowances (a)	(0.6)	(3.0)	15.5
Taxes on foreign operations at rates different than statutory U.S. federal rates	3.7	1.4	5.9
Resolution of a prior-year tax matter (b)	(25.6)	—	—
Non-deductible debt extinguishment costs	—	—	18.8
Non-deductible transaction-related costs	0.9	—	3.2
Other non-deductible expenses	1.8	0.9	2.3
Other	0.1	(0.1)	(1.3)
	18.1%	37.5%	83.5%
__________

(a)	For the year ended December 31, 2013, includes 13.1% related to our impairment expense.

(b)	For the year ended December 31, 2015, the Company recognized a $98 million income tax benefit from the resolution of a prior-year income tax matter.

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2015	2014	2013
Balance at January 1	$63	$63	$54
Additions for tax positions related to current year	6	5	4
Additions for tax positions for prior years	3	5	9
Reductions for tax positions for prior years	(14)	(8)	—
Settlements	(1)	(2)	—
Statute of limitations	(1)	—	(4)
Balance at December 31	$56	$63	$63

The Company does not anticipate that total unrecognized tax benefits will change significantly in 2016.
The Company is subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2015, the 2012 through 2014 tax years generally remain subject to examination by the federal tax authorities. The 2010 through 2014 tax years generally remain subject to examination by various state tax authorities. In significant foreign jurisdictions, the 2009 through 2014 tax years generally remain subject to examination by their respective tax authorities.
Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2015, 2014 and 2013, if recognized, would affect the Company’s provision for, or benefit from, income taxes. As of December 31, 2015, the Company’s unrecognized tax benefits were offset by tax loss carryforwards in the amount of $20 million.
The following table presents unrecognized tax benefits:

	As of December 31,
	2015	2014
Unrecognized tax benefit in non-current income taxes payable (a)	$37	$45
Accrued interest payable on potential tax liabilities (b)	28	30
__________

(a)
Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, the Company is entitled to indemnification for certain pre-disposition tax contingencies. As of December 31, 2015 and 2014, $15 million and $16 million, respectively, of unrecognized tax benefits are related to tax contingencies for which the Company believes it is entitled to indemnification.

(b)
The Company recognizes potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the years ended December 31, 2015, 2014 and 2013, were not significant and were recognized as a component of the provision for income taxes.

9.	Other Current Assets
Other current assets consisted of:

	As of December 31,
	2015	2014
Prepaid expenses	$192	$192
Sales and use taxes	159	125
Other	156	139
Other current assets	$507	$456

10.	Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2015	2014
Land	$50	$51
Buildings and leasehold improvements	567	565
Capitalized software	460	485
Furniture, fixtures and equipment	332	392
Projects in process	89	82
Buses and support vehicles	93	78
	1,591	1,653
Less: Accumulated depreciation and amortization	(910)	(1,015)
Property and equipment, net	$681	$638
Depreciation and amortization expense relating to property and equipment during 2015, 2014 and 2013 was $159 million, $144 million and $124 million, respectively (including $61 million, $46 million and $36 million, respectively, of amortization expense relating to capitalized software).

11.	Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2015	2014
Accounts payable	$352	$328
Accrued sales and use taxes	220	194
Accrued payroll and related	199	229
Public liability and property damage insurance liabilities – current	131	121
Deferred revenue – current	103	89
Other	480	530
Accounts payable and other current liabilities	$1,485	$1,491

12.	Long-term Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2015	2014
4⅞% Senior Notes	November 2017	$300	$300
Floating Rate Senior Notes	December 2017	249	248
Floating Rate Term Loan (a)	March 2019	970	980
9¾% Senior Notes	March 2020	—	223
6% Euro-denominated Senior Notes	March 2021	502	561
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
5¼% Senior Notes	March 2025	375	—
Other (b)		46	34
Deferred financing fees		(55)	(67)
Total		3,461	3,353
Less: Short-term debt and current portion of long-term debt		26	28
Long-term debt		$3,435	$3,325
__________

(a)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	Primarily includes capital leases which are secured by liens on the related assets.
Term Loan
Floating Rate Term Loan due 2019. The Company issued $500 million and $200 million of Floating Rate Term Loan due 2019 in March and October 2012, respectively, under the Company’s senior credit facility. The Company used the proceeds of the loan to repay approximately $420 million of term loan borrowings due 2014 and 2018 and $75 million of its senior notes due 2014.
During 2013, the Company amended its senior credit facility to issue, in aggregate, an additional $300 million of Floating Rate Term Loan due 2019. A portion of the proceeds was used to partially fund the acquisition of Zipcar. The term loan bears interest at the greater of three-month LIBOR or 0.75% plus 225 basis points, for an aggregate rate of 3.00% at December 31, 2015; however, the Company has entered into an interest rate swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.
Senior Notes
4⅞% Senior Notes due 2017. In November 2012, the Company issued its 4⅞% Senior Notes at par, for aggregate proceeds of $300 million with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after May 15, 2015, at specified prices, plus accrued interest through the redemption date.

Floating Rate Senior Notes due 2017. In November 2013, the Company issued its Floating Rate Senior Notes at 98.75% of their face value for aggregate proceeds of $247 million. The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.16% at December 31, 2015; however, the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.
9¾% Senior Notes due 2020. In October 2011, the Company issued 9¾% Senior Notes at par, for aggregate proceeds of $250 million with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after September 15, 2015, at specified prices, plus accrued interest through the redemption date. In April 2013, the Company purchased approximately $27 million of the aggregate principal amount, and in April 2015, the Company redeemed the remaining $223 million principal amount for $243 million plus accrued interest.

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

5¼% Senior Notes due 2025. In March 2015, the Company issued $375 million of 5¼% Senior Notes due 2025 at par. In April 2015, the Company used net proceeds from the offering to redeem the remaining $223 million principal amount of its 9¾% Senior Notes and to partially fund the acquisition of Maggiore.

The Floating Rate Senior Notes, the 4⅞% Senior Notes, the 9¾% Senior Notes, the 5⅛% Senior Notes, the 5½% Senior Notes and the 5¼% Senior Notes are senior unsecured obligations of the Company’s Avis Budget Car Rental, LLC (“ABCR”) subsidiary, are guaranteed by the Company and certain of its domestic subsidiaries and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness.

In connection with the debt amendments and repayments for the years ended December 31, 2015, 2014 and 2013, the Company recorded $23 million, $56 million and $147 million in early extinguishment of debt costs, respectively.

DEBT MATURITIES
The following table provides contractual maturities of the Company’s corporate debt at December 31, 2015:

Year	Amount
2016	$26
2017	564
2018	14
2019	948
2020	2
Thereafter	1,962
$3,516

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS
At December 31, 2015, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,800	$—	$687	$1,113
Other facilities (b)	3	3	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 3.48% as of December 31, 2015.

At December 31, 2015 and 2014, the Company had various uncommitted credit facilities available, which bear interest at rates of 0.21% to 2.50%, under which it had drawn approximately $3 million and $9 million, respectively.

DEBT COVENANTS

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of December 31, 2015, the Company was in compliance with the financial covenants governing its indebtedness.

13.	Debt under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2015	2014
Americas – Debt due to Avis Budget Rental Car Funding (a)	$6,837	$6,340
Americas – Debt borrowings	643	746
International – Debt borrowings (a)(b)	1,187	685
International – Capital leases	238	314
Other	8	31
Deferred financing fees (c)	(53)	(60)
Total	$8,860	$8,056
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company's car rental fleet.

(b)	The increase includes additional borrowing related to the acquisition of Maggiore.

(c)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2015 and 2014 were $41 million and $44 million, respectively.

Americas

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, the Company pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Balance Sheets. The Company also has an asset within Assets under vehicle programs on its Consolidated Balance Sheets which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2015, approximate $8.6 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within assets under vehicle programs (excluding the investment in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.
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
During February 2014 and July 2014, Avis Budget Rental Car Funding issued approximately $675 million in asset-backed notes with an expected final payment date of July 2019 and $500 million in asset-backed notes with an expected final payment date of February 2020, respectively. During January 2015 and May 2015, Avis Budget Rental Car Funding issued approximately $650 million in asset-backed notes with an expected final payment date of July 2020 and approximately $550 million in asset-backed notes with an expected final payment date of December 2020, respectively. The Company used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 3% as of December 31, 2015 and 2014.
Debt borrowings. The Company finances the acquisition of vehicles used in its Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. The Company finances the acquisition of fleet for its truck rental operations in the United States through a combination of debt facilities and leases. These debt borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 3% as of December 31, 2015 and 2014.

International
Debt borrowings. In 2013, the Company entered into a three-year, €500 million (approximately $687 million) European rental fleet securitization program, which is used to finance fleet purchases for certain of the Company’s European operations. During 2015 and 2014, the Company increased its capacity under this program by €210 million (approximately $235 million) and €290 million (approximately $370 million), respectively, and extended the securitization’s maturity to 2017. The Company finances the acquisition of vehicles used in its International rental car operations through this and other consolidated, bankruptcy remote special-purpose entities, which issue privately placed notes to banks and bank-sponsored conduits. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 3% as of December 31, 2015 and 2014.
Capital leases. The Company obtained a portion of its International vehicles under capital lease arrangements. For the year ended December 31, 2015 and 2014, the weighted average interest rate on these borrowings was 2%. All capital leases are on a fixed repayment basis and interest rates are fixed at the contract date.
DEBT MATURITIES
The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2015:

Debt under Vehicle Programs
2016(a)	$1,501
2017	2,884
2018	1,626
2019	1,389
2020	1,513
$8,913
__________

(a)	Vehicle backed debt maturing within one year primarily represents term asset-backed securities.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS
The following table presents available funding under the Company’s debt arrangements related to its vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2015:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding (b)	$8,892	$6,837	$2,055
Americas – Debt borrowings (c)	983	643	340
International – Debt borrowings (d)	2,109	1,187	922
International – Capital leases (e)	259	238	21
Other	8	8	—
Total	$12,251	$8,913	$3,338
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by $8.4 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $0.9 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by $1.5 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $0.2 billion of underlying vehicles and related assets.

DEBT COVENANTS
The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2015, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

14.	Commitments and Contingencies
Lease Commitments
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Many of the Company’s operating leases for facilities contain renewal options. These renewal options vary, but the majority include clauses for various term lengths and prevailing market rate rents.
Future minimum lease payments required under noncancelable operating leases, including minimum concession fees charged by airport authorities, which in many locations are recoverable from vehicle rental customers, as of December 31, 2015, are as follows:

Amount
2016	$570
2017	426
2018	316
2019	225
2020	149
Thereafter	577
$2,263
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

	2015	2014	2013
Rent expense (including minimum concession fees)	$679	$639	$622
Contingent concession expense	195	193	173
	874	832	795
Less: sublease rental income	(5)	(6)	(5)
Total	$869	$826	$790
Commitments under capital leases, other than those within the Company’s vehicle rental programs, for which the future minimum lease payments have been reflected in Note 13-Debt Under Vehicle Programs and Borrowing Arrangements, are not significant.
The Company leases a portion of its vehicles under operating leases, which extend through 2020. As of December 31, 2015, the Company has guaranteed up to $202 million of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.
Contingencies

In 2006, the Company completed the spin-offs of its Realogy and Wyndham subsidiaries. The Company does not believe that the impact of any resolution of pre-existing contingent liabilities in connection with the spin-offs should result in a material liability to the Company in relation to its consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities. The Company is also named in litigation that is primarily related to the businesses of its former subsidiaries, including Realogy and Wyndham. The Company is entitled to indemnification from such entities for any liability resulting from such litigation.

In February 2015, the French Competition Authority issued a statement of objections alleging that several car rental companies, including the Company and two of its European subsidiaries, engaged with (i) twelve

French airports, the majority of which are controlled by public administrative bodies or the French state, violated competition law through the distribution of company-specific statistics by airports to car rental companies operating at those airports; and (ii) two other international car rental companies in a concerted practice relating to train station surcharges. The Company believes that it has valid defenses and intends to vigorously defend against the allegations, but it is currently unable to predict the outcome of the proceedings or range of reasonably possible losses, which may be material.

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

The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including contract and licensee disputes, competition matters, employment matters, insurance claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. Excluding the French and Canadian competition matters discussed above, the Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $25 million in excess of amounts accrued as of December 31, 2015; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.
Commitments to Purchase Vehicles
The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $7.2 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.
Other Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising, computer services and capital expenditures. As of December 31, 2015, the Company had approximately $160 million of purchase obligations, which extend through 2020.
Concentrations
Concentrations of credit risk at December 31, 2015, include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Fiat, Kia, Toyota, Mercedes, Renault and Hyundai, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $54 million and $33 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.
Asset Retirement Obligations
The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gasoline storage tanks at its rental facilities. Liabilities accrued for asset retirement obligations were $24 million and $25 million at December 31, 2015 and 2014, respectively.
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

15.	Stockholders’ Equity
Cash Dividend Payments
During 2015, 2014 and 2013, the Company did not declare or pay any cash dividends. The Company’s ability to pay dividends to holders of its common stock is limited by the Company’s senior credit facility, the indentures governing its senior notes and its vehicle financing programs.
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to $885 million of its common stock under a plan originally approved in 2013 and subsequently expanded in 2014 and 2015. During 2015, 2014 and 2013, the Company repurchased approximately 16.1 million shares of common stock at a cost of $745 million under the program. As of December 31, 2015, approximately $140 million of authorization remained available to repurchase common stock under this plan. In January 2016, the Board of Directors authorized a $300 million increase in the Company’s share repurchase program.
Convertible Note Hedge and Warrants
In October 2009, the Company issued 3½% Convertible Senior Notes due October 2014. Concurrent with the issuance of the Convertible Notes, the Company purchased a convertible note hedge for approximately $95 million, to potentially reduce the net number of shares required to be issued upon conversion of the Convertible Notes, and issued warrants for approximately $62 million to offset the cost of the convertible note hedge.
The convertible note hedge and warrants, which were to be net-share settled, initially covered the purchase and issuance, respectively, of approximately 21.2 million shares of common stock, subject to customary anti-dilution provisions. The initial strike price per share of the convertible note hedge and warrants was $16.25 and $22.50, respectively. The convertible note hedge was exercisable before expiration only to the extent that corresponding amounts of the Convertible Notes were exercised. The convertible note hedge and warrant transactions were accounted for as capital transactions and included as a component of stockholders’ equity.

In October 2014, the $66 million of outstanding Convertible Notes converted into approximately 4.0 million shares of the Company’s common stock at the initial conversion rate of 61.5385 shares of common stock per $1,000 principal amount.
During 2013, along with the Company’s repurchase of a portion of its Convertible Notes, the Company repurchased warrants for the purchase of the Company’s common stock for $37 million and sold an equal portion of its convertible note hedge for $50 million, reducing the number of shares related to each of the hedge and warrant by approximately 13 million. In addition, the Company unwound the remaining outstanding convertible note hedge and warrants, repurchasing warrants for the purchase of the Company’s common stock for $41 million, and settling its convertible note hedge for proceeds of $54 million and 179,000 shares of the Company’s common stock valued at $7 million.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2013	$193	$—	$2	$(85)	$110
Other comprehensive income (loss) before reclassifications	(27)	1	—	24	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	9	9
Net current-period other comprehensive income (loss)	(27)	1	—	33	7
Balance, December 31, 2013	166	1	2	(52)	117
Other comprehensive income (loss) before reclassifications	(115)	(7)	—	(24)	(146)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	—	2	7
Net current-period other comprehensive income (loss)	(115)	(2)	—	(22)	(139)
Balance, December 31, 2014	51	(1)	2	(74)	(22)
Other comprehensive income (loss) before reclassifications	(131)	(6)	(2)	6	(133)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	—	3	8
Net current-period other comprehensive income (loss)	(131)	(1)	(2)	9	(125)
Balance, December 31, 2015	$(80)	$(2)	$—	$(65)	$(147)
 __________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $69 million gain, net of tax, related to the Company’s hedge of its investment in Euro-denominated foreign operations (See Note 18-Financial Instruments).

(a)
For the years ended December 31, 2015 and 2014, amounts reclassified from accumulated other comprehensive income (loss) into interest expense were $7 million ($4 million, net of tax) and $8 million ($5 million, net of tax), respectively. For the year ended December 31, 2015, the amount reclassified from accumulated comprehensive income (loss) into vehicle interest expense was $1 million ($1 million, net of tax).

(b)
For the years ended December 31, 2015, 2014 and 2013, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses and operating expenses were $5 million ($3 million, net of tax), $3 million ($2 million, net of tax) and $15 million ($9 million, net of tax), respectively.

Agreement with Shareholder

In January 2016, the Company entered into an agreement with SRS Investment Management LLC and certain of its affiliates pursuant to which the Company increased the size of its Board to twelve directors and appointed an SRS investment professional to the Board. The Company has also agreed to increase the size of its Board by one additional director and to appoint a reasonably acceptable independent director recommended by SRS. The Company will include the SRS investment professional and the additional director recommended by SRS in its slate of nominees for election as directors at the Company’s 2016 annual meeting of stockholders. The SRS investment professional will be appointed to the Compensation Committee of the Board.

16.	Stock-Based Compensation

The Company’s Amended and Restated Equity and Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for the Company and its subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 18.5 million, with approximately 4.9 million shares available as of December 31, 2015. The Company typically settles stock-based awards with treasury shares.
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

	2015	2014	2013
Expected volatility of stock price	37%	40%	43%
Risk-free interest rate	0.74%	0.83%	0.39%
Valuation period	3 years	3 years	3 years
Dividend yield	0%	0%	0%

Annual activity related to stock units and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	998	$27.26	1,884	$19.17	267	$14.90
Granted (a)	426	54.70	230	55.51	—	—
Vested (b)	(563)	23.61	(982)	12.05	(156)	12.65
Forfeited/expired	(42)	41.07	(191)	20.57	—	—
Outstanding at December 31, 2015 (c)	819	$43.34	941	$35.18	111	$18.04
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted in 2014 was $42.05 and $42.03, respectively, and the weighted-average fair value of time-based RSUs, performance-based and market-based RSUs, and cash units granted in 2013 was $21.77, $20.04 and $18.04, respectively.

(b)
The total fair value of RSUs vested during 2015, 2014 and 2013 was $25 million, $15 million and $13 million, respectively. The total grant date fair value of cash units vested during the year ended December 31, 2015 was $2 million.

(c)
The Company’s outstanding time-based RSUs, performance-based and market-based RSUs, and cash units had aggregate intrinsic value of $30 million, $34 million and $4 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $32 million and will be recognized over a weighted average vesting period of 0.8 years. The Company assumes that substantially all outstanding awards will vest over time.

Stock Options

The annual stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2015	848	$2.92	$54	4.3
Granted (a)	—	—
Exercised (b)	(20)	5.28	1
Forfeited/expired	(1)	0.79
Outstanding and exercisable at December 31, 2015 (c)	827	$2.87	$28	3.3
__________

(a)	No stock options were granted during 2014 or 2013.

(b)
Stock options exercised during 2014 and 2013 had intrinsic values of $6 million and $23 million, respectively, and the cash received from the exercise of options was insignificant in 2015 and 2014 and $3 million in 2013.

(c)	The Company assumes that substantially all outstanding stock options will vest over time.
Non-employee Directors Deferred Compensation Plan
The Company grants stock awards on a quarterly basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards can be deferred under the Non-employee Directors Deferred Compensation Plan. During 2015, 2014 and 2013, the Company granted 22,000, 20,000 and 33,000 awards, respectively, to non-employee directors.
Employee Stock Purchase Plan
The Company is authorized to sell shares of its common stock to eligible employees at 95% of fair market value. This plan has been deemed to be non-compensatory and therefore, no compensation expense has been recognized.
Stock-Compensation Expense
During 2015, 2014 and 2013, the Company recorded stock-based compensation expense of $26 million ($17 million, net of tax), $34 million ($21 million, net of tax) and $24 million ($14 million, net of tax), respectively. In jurisdictions with net operating loss carryforwards, exercises and/or vestings of stock-based awards have generated $140 million of total tax deductions at December 31, 2015. Approximately $55 million of tax benefits will be recorded in additional paid-in capital when these tax deductions are realized in these jurisdictions.

17.	Employee Benefit Plans
Defined Contribution Savings Plans
The Company sponsors several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches portions of the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $32 million, $34 million and $39 million during 2015, 2014 and 2013, respectively.
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans in the United States and in certain foreign subsidiaries with some plans offering participation in the plans at the employees’ option. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation. However, the majority of the plans are closed to new employees and participants are no longer accruing benefits.
The funded status of the defined benefit pension plans is recognized on the Consolidated Balance Sheets and the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, are recognized as a component of accumulated other comprehensive income (loss), net of tax.
The components of net periodic benefit cost consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Service cost	$5	$5	$5
Interest cost	22	29	26
Expected return on plan assets	(31)	(32)	(28)
Amortization of unrecognized amounts	5	3	15
Net periodic benefit cost	$1	$5	$18

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2016 is $6 million, which consists of $5 million for net actuarial loss and $1 million for prior service cost.
The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2015	2014
Benefit obligation at end of prior year	$716	$670
Service cost	5	5
Interest cost	22	29
Plan amendments	—	(1)
Actuarial (gain) loss	(32)	72
Currency translation adjustment	(30)	(34)
Net benefits paid	(25)	(25)
Benefit obligation at end of current year	$656	$716

Change in Plan Assets
Fair value of assets at end of prior year	$553	$517
Actual return on plan assets	5	56
Employer contributions	14	26
Currency translation adjustment	(20)	(21)
Net benefits paid	(25)	(25)
Fair value of assets at end of current year	$527	$553

	As of December 31,
Funded Status	2015	2014
Classification of net balance sheet assets (liabilities):
Non-current assets	$30	$15
Current liabilities	(1)	(1)
Non-current liabilities	(158)	(177)
Net funded status	$(129)	$(163)

The following assumptions were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
U.S. Pension Benefit Plans	2015	2014	2013
Discount rate:
Net periodic benefit cost	4.00%	4.75%	3.75%
Benefit obligation	4.40%	4.00%	4.75%
Long-term rate of return on plan assets	7.25%	7.50%	7.50%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	3.30%	4.50%	4.50%
Benefit obligation	3.45%	3.30%	4.50%
Long-term rate of return on plan assets	4.65%	5.30%	5.25%
To select discount rates for its defined benefit pension plans, the Company uses a modeling process that involves matching the expected cash outflows of such plans, to yield curves constructed from portfolios of AA-rated fixed-income debt instruments. The Company uses the average yields of the hypothetical portfolios as a discount rate benchmark.
The Company’s expected rate of return on plan assets of 7.25% and 4.65% for the U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, is a long-term rate based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market expectations and broad asset mix considerations.
As of December 31, 2015, plans with benefit obligations in excess of plan assets had accumulated benefit obligations of $386 million and plan assets of $228 million. As of December 31, 2014, plans with benefit obligations in excess of plan assets had accumulated benefit obligations of $421 million and plan assets of $243 million. The accumulated benefit obligation for all plans was $646 million and $703 million as of December 31, 2015 and 2014, respectively. The Company expects to contribute approximately $2 million to the U.S. plans and $8 million to the non-U.S. plans in 2016.
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
The defined benefit pension plans’ investment goals and objectives are managed by the Company or Company-appointed trustees with consultation from independent investment advisors. While the objectives may vary slightly by country and jurisdiction, collectively the Company seeks to produce returns on pension plan investments, which are based on levels of liquidity and investment risk that the Company believes are prudent and reasonable, given prevailing capital market conditions. The pension plans’ assets are managed in the long-term interests of the participants and the beneficiaries of the plans. A suitable strategic asset allocation benchmark is determined for each plan to maintain a diversified portfolio, taking into account government requirements, if any, regarding unnecessary investment risk and protection of pension plans’ assets. The Company believes that diversification of the pension plans’ assets is an important investment strategy to provide reasonable assurance that no single security or class of securities will have a disproportionate impact on the pension plans. As such, the Company allocates assets among traditional equity, fixed income (government issued securities, corporate bonds and short-term cash investments) and other investment strategies.
The equity component’s purpose is to provide a total return that will help preserve the purchasing power of the assets. The pension plans hold various mutual funds that invest in equity securities and are diversified among funds that invest in large cap, small cap, growth, value and international stocks as well as funds that are intended to “track” an index, such as the S&P 500. The equity investments in the portfolios will represent a greater assumption of market volatility and risk as well as provide higher anticipated total return over the long term. The equity component is expected to approximate 45%-65% of the plans’ assets.

The purpose of the fixed income component is to provide a deflation hedge, to reduce the overall volatility of the pension plans assets in relation to the liability and to produce current income. The pension plans hold mutual funds that invest in securities issued by governments, government agencies and corporations. The fixed income component is expected to approximate 35%-55% of the plans’ assets.
The Company used significant observable inputs (Level 2) to determine the fair value of the defined benefit pension plans’ assets. See Note 2-Summary of Significant Accounting Policies for the Company’s methodology used to measure fair value.
The following table presents the defined benefit pension plans’ assets measured at fair value, as of December 31:

Asset Class	2015	2014
Cash equivalents and short term investments	$12	$6
U.S. equities	126	113
Foreign equities	129	163
Government bonds	103	91
Corporate bonds	133	167
Other assets	24	13
Total assets	$527	$553
The Company estimates that future benefit payments from plan assets will be $23 million, $23 million, $25 million, $28 million, $28 million and $156 million for 2016, 2017, 2018, 2019, 2020 and 2021 to 2025, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of its employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if the Company elects to stop participating in a multiemployer plan it may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) the Company has no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2015, 2014 and 2013, the Company contributed a total of $9 million, $9 million and $8 million, respectively, to multiemployer plans.

18.	Financial Instruments
Risk Management
Currency Risk. The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with its non-U.S.-dollar denominated receivables and forecasted royalties, forecasted earnings of non-U.S. subsidiaries and forecasted non-U.S.-dollar denominated acquisitions. The Company primarily hedges a portion of its current-year currency exposure to the Australian, Canadian and New Zealand dollars, the Euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third-party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The Company has designated its 6% Euro-denominated notes as a hedge of its investment in Euro-denominated foreign operations.
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during 2015, 2014 and 2013 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness for 2015, 2014 and 2013 was not material to the Company’s results of operations. The Company expects $5 million of losses currently deferred in accumulated other comprehensive income (loss) to be recognized in earnings during 2016.
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
There were no significant concentrations of credit risk with any individual counterparty or groups of counterparties at December 31, 2015 or 2014, other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Fiat, Kia, Toyota, Mercedes, Renault and Hyundai, and primarily with respect to receivables for program cars that were disposed but for which the Company has not yet received payment from the manufacturers (see Note 2-Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition and (iii) risks related to leases which have been assumed by Realogy, Wyndham or Travelport but of which the Company is a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. The Company does not normally require collateral or other security to support credit sales.
Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts.
The Company held derivative instruments with absolute notional values as follows:

	As of December 31,
	2015	2014
Interest rate caps (a)	$10,179	$8,333
Interest rate swaps	900	1,592
Foreign exchange contracts	811	493
__________

(a)
Represents $8.2 billion of interest rate caps sold, partially offset by approximately $2.0 billion of interest rate caps purchased at December 31, 2015 and $6.2 billion of interest rate caps sold, partially offset by approximately $2.1 billion of interest rate caps purchased at December 31, 2014. These amounts exclude $6.2 billion and $4.2 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary at December 31, 2015 and 2014, respectively.

Fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2015		As of December 31, 2014
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1	$5	$1	$3
Derivatives not designated as hedging instruments
Interest rate caps (b)	1	5	—	10
Foreign exchange contracts (c)	16	2	5	2
Commodity contracts (c)	—	1	—	1
Total	$18	$13	$6	$16
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 15-Stockholders’ Equity.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2015	2014	2013
Financial instruments designated as hedging instruments (a)
Interest rate swaps	$(1)	$(2)	$1
Euro-denominated notes	34	46	(11)
Financial instruments not designated as hedging instruments (b)
Foreign exchange contracts (c)	48	8	27
Interest rate caps (d)	(2)	(3)	4
Commodity contracts (e)	—	(3)	1
Total	$79	$46	$22
__________

(a)	Recognized, net of tax, as a component of accumulated other comprehensive income within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)
For the year ended December 31, 2015, included a $32 million gain included in interest expense and a $16 million gain included in operating expenses. For the year ended December 31, 2014, included a $10 million gain in interest expense and a $2 million loss included in operating expenses. For the year ended December 31, 2013, included a $20 million gain in interest expense and a $7 million gain included in operating expenses.

(d)
For the years ended December 31, 2015 and 2014, amounts are included in vehicle interest, net. For the year ended December 31, 2013, $1 million of expense is included in vehicle interest, net and a $5 million gain is included in interest expense.

(e)	Included in operating expenses.
Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of December 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$26	$26	$28	$28
Long-term debt	3,435	3,478	3,325	3,439

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$6,796	$6,836	$6,296	$6,407
Vehicle-backed debt	2,060	2,071	1,750	1,771
Interest rate swaps and interest rate caps (a)	4	4	10	10

___________
The carrying values of long-term debt, vehicle-backed debt due to Avis Budget Rental Car Funding and vehicle-backed debt as of December 31, 2014 have been retrospectively adjusted by $67 million, $44 million and $16 million, respectively, to include debt issuance costs, which are presented as a reduction of the corresponding liability.

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

Year Ended December 31, 2015

	Americas	International	Corporate and Other (a)	Total
Net revenues	$6,069	$2,433	$—	$8,502
Vehicle depreciation and lease charges, net	1,478	455	—	1,933
Vehicle interest, net	234	55	—	289
Adjusted EBITDA	682	277	(56)	903
Non-vehicle depreciation and amortization	143	75	—	218
Assets exclusive of assets under vehicle programs	3,940	1,901	77	5,918
Assets under vehicle programs	9,440	2,276	—	11,716
Capital expenditures (excluding vehicles)	131	68	—	199
__________

(a)	Primarily represents unallocated corporate overhead and receivables from our former subsidiaries.
Year Ended December 31, 2014

	Americas	International	Corporate and Other (a)	Total
Net revenues	$5,961	$2,524	$—	$8,485
Vehicle depreciation and lease charges, net	1,492	504	—	1,996
Vehicle interest, net	234	48	—	282
Adjusted EBITDA	656	280	(60)	876
Non-vehicle depreciation and amortization	122	58	—	180
Assets exclusive of assets under vehicle programs	3,946	1,730	108	5,784
Assets under vehicle programs	9,162	1,896	—	11,058
Capital expenditures (excluding vehicles)	113	69	—	182
__________

(a)	Primarily represents unallocated corporate overhead and receivables from our former subsidiaries.

Year Ended December 31, 2013

	Americas	International	Corporate and Other (a)	Total
Net revenues	$5,480	$2,457	$—	$7,937
Vehicle depreciation and lease charges, net	1,315	496	—	1,811
Vehicle interest, net	216	48	—	264
Adjusted EBITDA	560	256	(47)	769
Non-vehicle depreciation and amortization	103	49	—	152
Assets exclusive of assets under vehicle programs	3,797	1,749	152	5,698
Assets under vehicle programs	8,357	2,095	—	10,452
Capital expenditures (excluding vehicles)	99	53	—	152
__________

(a)	Primarily represents unallocated corporate overhead and receivables from our former subsidiaries.
Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

	For the Year Ended December 31,
	2015	2014	2013
Adjusted EBITDA	$903	$876	$769
Less: Non-vehicle related depreciation and amortization	218	180	152
Interest expense related to corporate debt, net	194	209	228
Early extinguishment of corporate debt	23	56	147
Transaction-related costs, net	68	13	51
Restructuring expense	18	26	61
Impairment	—	—	33
Income before income taxes	$382	$392	$97
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2015
Net revenues	$5,635	$2,867	$8,502
Assets exclusive of assets under vehicle programs	3,677	2,241	5,918
Assets under vehicle programs	8,786	2,930	11,716
Net long-lived assets	1,502	1,069	2,571

2014
Net revenues	$5,471	$3,014	$8,485
Assets exclusive of assets under vehicle programs	3,745	2,039	5,784
Assets under vehicle programs	8,428	2,630	11,058
Net long-lived assets	1,481	885	2,366

2013
Net revenues	$5,030	$2,907	$7,937
Assets exclusive of assets under vehicle programs	3,608	2,090	5,698
Assets under vehicle programs	7,791	2,661	10,452
Net long-lived assets	1,281	947	2,228

The financial data presented has been retrospectively adjusted to reflect the impact of a change in accounting principle related to the presentation of debt issuance costs described in Note 2-Summary of Significant Accounting Policies, as follows.

	United States	All Other Countries	Total
For the Year Ended December 31, 2014
Assets exclusive of assets under vehicle programs decreased	$114	$13	$127
For the Year Ended December 31, 2013
Assets exclusive of assets under vehicle programs decreased	121	13	134

20.	Guarantor and Non-Guarantor Consolidating Financial Statements
The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2015, 2014 and 2013, Consolidating Condensed Balance Sheets as of December 31, 2015 and December 31, 2014 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 12-Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.
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

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$4,124	$1,902	$—	$6,026
Other	—	—	1,181	3,335	(2,040)	2,476
Net revenues	—	—	5,305	5,237	(2,040)	8,502

Expenses
Operating	2	17	2,587	1,678	—	4,284
Vehicle depreciation and lease charges, net	—	1	1,819	1,936	(1,823)	1,933
Selling, general and administrative	32	15	619	427	—	1,093
Vehicle interest, net	—	—	204	302	(217)	289
Non-vehicle related depreciation and amortization	—	1	133	84	—	218
Interest expense related to corporate debt, net:
Interest expense	—	159	(5)	40	—	194
Intercompany interest expense (income)	(12)	(11)	16	7	—	—
Early extinguishment of debt	—	23	—	—	—	23
Transaction-related costs, net	—	22	6	40	—	68
Restructuring expense	—	—	6	12	—	18
Total expenses	22	227	5,385	4,526	(2,040)	8,120

Income (loss) before income taxes and equity in earnings of subsidiaries	(22)	(227)	(80)	711	—	382
Provision for (benefit from) income taxes	(9)	(178)	170	86	—	69
Equity in earnings of subsidiaries	326	375	625	—	(1,326)	—
Net income	$313	$326	$375	$625	$(1,326)	$313

Comprehensive income	$188	$203	$253	$504	$(960)	$188

For the Year Ended December 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$4,038	$1,988	$—	$6,026
Other	—	—	1,167	3,426	(2,134)	2,459
Net revenues	—	—	5,205	5,414	(2,134)	8,485

Expenses
Operating	10	13	2,525	1,703	—	4,251
Vehicle depreciation and lease charges, net	—	1	1,920	1,996	(1,921)	1,996
Selling, general and administrative	27	23	602	428	—	1,080
Vehicle interest, net	—	—	200	295	(213)	282
Non-vehicle related depreciation and amortization	—	2	111	67	—	180
Interest expense related to corporate debt, net:
Interest expense	2	163	2	42	—	209
Intercompany interest expense (income)	(13)	(11)	1	23	—	—
Early extinguishment of debt	—	56	—	—	—	56
Restructuring expense	—	—	7	19	—	26
Transaction-related costs, net	1	8	(20)	24	—	13
Total expenses	27	255	5,348	4,597	(2,134)	8,093

Income (loss) before income taxes and equity in earnings of subsidiaries	(27)	(255)	(143)	817	—	392
Provision for (benefit from) income taxes	(10)	(108)	186	79	—	147
Equity in earnings of subsidiaries	262	409	738	—	(1,409)	—
Net income	$245	$262	$409	$738	$(1,409)	$245

Comprehensive income	$106	$123	$273	$624	$(1,020)	$106

For the Year Ended December 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,786	$1,921	$—	$5,707
Other	—	—	1,098	3,086	(1,954)	2,230
Net revenues	—	—	4,884	5,007	(1,954)	7,937

Expenses
Operating	7	15	2,425	1,627	—	4,074
Vehicle depreciation and lease charges, net	—	—	1,776	1,806	(1,771)	1,811
Selling, general and administrative	35	6	591	387	—	1,019
Vehicle interest, net	—	—	182	265	(183)	264
Non-vehicle related depreciation and amortization	—	2	97	53	—	152
Interest expense related to corporate debt, net:
Interest expense	3	196	—	29	—	228
Intercompany interest expense (income)	(12)	(30)	6	36	—	—
Early extinguishment of debt	53	94	—	—	—	147
Restructuring expense	—	—	25	36	—	61
Transaction-related costs, net	1	24	3	23	—	51
Impairment	—	33	—	—	—	33
Total expenses	87	340	5,105	4,262	(1,954)	7,840

Income (loss) before income taxes and equity in earnings of subsidiaries	(87)	(340)	(221)	745	—	97
Provision for (benefit from) income taxes	(14)	(124)	156	63	—	81
Equity in earnings of subsidiaries	89	305	682	—	(1,076)	—
Net income	$16	$89	$305	$682	$(1,076)	$16

Comprehensive income	$23	$96	$310	$657	$(1,063)	$23

Consolidating Condensed Balance Sheets
As of December 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$70	$—	$378	$—	$452
Receivables, net	—	—	212	456	—	668
Other current assets	2	78	83	344	—	507
Total current assets	6	148	295	1,178	—	1,627

Property and equipment, net	—	134	345	202	—	681
Deferred income taxes	20	1,246	253	—	(31)	1,488
Goodwill	—	—	487	486	—	973
Other intangibles, net	—	30	525	362	—	917
Other non-current assets	93	15	17	107	—	232
Intercompany receivables	160	367	1,070	696	(2,293)	—
Investment in subsidiaries	272	3,426	3,680	—	(7,378)	—
Total assets exclusive of assets under vehicle programs	551	5,366	6,672	3,031	(9,702)	5,918

Assets under vehicle programs:
Program cash	—	—	—	258	—	258
Vehicles, net	—	18	78	10,562	—	10,658
Receivables from vehicle manufacturers and other	—	—	—	438	—	438
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	18	78	11,620	—	11,716
Total assets	$551	$5,384	$6,750	$14,651	$(9,702)	$17,634

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$24	$180	$471	$810	$—	$1,485
Short-term debt and current portion of long-term debt	—	14	5	7	—	26
Total current liabilities	24	194	476	817	—	1,511

Long-term debt	—	2,932	2	501	—	3,435
Other non-current liabilities	88	85	237	355	(31)	734
Intercompany payables	—	1,897	336	60	(2,293)	—
Total liabilities exclusive of liabilities under vehicle programs	112	5,108	1,051	1,733	(2,324)	5,680
Liabilities under vehicle programs:
Debt	—	4	74	1,986	—	2,064
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,796	—	6,796
Deferred income taxes	—	—	2,199	168	—	2,367
Other	—	—	—	288	—	288
	—	4	2,273	9,238	—	11,515
Total stockholders’ equity	439	272	3,426	3,680	(7,378)	439
Total liabilities and stockholders’ equity	$551	$5,384	$6,750	$14,651	$(9,702)	$17,634

As of December 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$210	$—	$412	$—	$624
Receivables, net	—	—	177	422	—	599
Other current assets	3	86	78	289	—	456
Total current assets	5	296	255	1,123	—	1,679

Property and equipment, net	—	112	325	201	—	638
Deferred income taxes	19	1,222	240	34	(4)	1,511
Goodwill	—	—	487	355	—	842
Other intangibles, net	—	38	545	303	—	886
Other non-current assets	104	25	21	78	—	228
Intercompany receivables	205	344	978	672	(2,199)	—
Investment in subsidiaries	468	3,072	3,316	—	(6,856)	—
Total assets exclusive of assets under vehicle programs	801	5,109	6,167	2,766	(9,059)	5,784

Assets under vehicle programs:
Program cash	—	—	—	119	—	119
Vehicles, net	—	7	87	10,121	—	10,215
Receivables from vehicle manufacturers and other	—	1	—	361	—	362
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	8	87	10,963	—	11,058
Total assets	$801	$5,117	$6,254	$13,729	$(9,059)	$16,842

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$39	$200	$462	$790	$—	$1,491
Short-term debt and current portion of long-term debt	—	13	4	11	—	28
Total current liabilities	39	213	466	801	—	1,519

Long-term debt	—	2,769	6	550	—	3,325
Other non-current liabilities	97	100	232	341	(4)	766
Intercompany payables	—	1,558	313	328	(2,199)	—
Total liabilities exclusive of liabilities under vehicle programs	136	4,640	1,017	2,020	(2,203)	5,610
Liabilities under vehicle programs:
Debt	—	9	83	1,668	—	1,760
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,296	—	6,296
Deferred income taxes	—	—	2,082	185	—	2,267
Other	—	—	—	244	—	244
	—	9	2,165	8,393	—	10,567
Total stockholders’ equity	665	468	3,072	3,316	(6,856)	665
Total liabilities and stockholders’ equity	$801	$5,117	$6,254	$13,729	$(9,059)	$16,842

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$60	$249	$146	$2,204	$(75)	$2,584

Investing activities
Property and equipment additions	—	(26)	(98)	(75)	—	(199)
Proceeds received on asset sales	—	7	1	7	—	15
Net assets acquired (net of cash acquired)	—	(8)	(9)	(239)	—	(256)
Intercompany loan receipts (advances)	—	(30)	(96)	—	126	—
Other, net	334	(127)	1	8	(210)	6
Net cash provided by (used in) investing activities exclusive of vehicle programs	334	(184)	(201)	(299)	(84)	(434)

Vehicle programs:
Increase in program cash	—	—	—	(148)	—	(148)
Investment in vehicles	—	(1)	(2)	(11,925)	—	(11,928)
Proceeds received on disposition of vehicles	—	19	—	9,661	—	9,680
	—	18	(2)	(2,412)	—	(2,396)
Net cash provided by (used in) investing activities	334	(166)	(203)	(2,711)	(84)	(2,830)

Financing activities
Proceeds from long-term borrowings	—	375	—	2	—	377
Payments on long-term borrowings	—	(256)	(4)	(41)	—	(301)
Net change in short-term borrowings	—	—	—	(22)	—	(22)
Debt financing fees	—	(7)	—			(7)
Repurchases of common stock	(393)	—	—	—	—	(393)
Intercompany loan borrowings (payments)	—	—	—	126	(126)	—
Other, net	1	(335)	70	(28)	285	(7)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(392)	(223)	66	37	159	(353)

Vehicle programs:
Proceeds from borrowings	—	—	—	14,138	—	14,138
Payments on borrowings	—	—	(9)	(13,639)	—	(13,648)
Debt financing fees	—	—	—	(22)	—	(22)
	—	—	(9)	477	—	468
Net cash provided by (used in) financing activities	(392)	(223)	57	514	159	115
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(41)	—	(41)
Net increase (decrease) in cash and cash equivalents	2	(140)	—	(34)	—	(172)
Cash and cash equivalents, beginning of period	2	210	—	412	—	624
Cash and cash equivalents, end of period	$4	$70	$—	$378	$—	$452

For the Year Ended December 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$469	$340	$1,840	$(70)	$2,579

Investing activities
Property and equipment additions	—	(20)	(84)	(78)	—	(182)
Proceeds received on asset sales	—	7	8	6	—	21
Net assets acquired (net of cash acquired)	—	—	(263)	(153)	—	(416)
Other, net	285	(9)	(2)	—	(285)	(11)
Net cash provided by (used in) investing activities exclusive of vehicle programs	285	(22)	(341)	(225)	(285)	(588)

Vehicle programs:
Increase in program cash	—	—	—	(10)	—	(10)
Investment in vehicles	—	(9)	(90)	(11,776)	—	(11,875)
Proceeds received on disposition of vehicles	—	8	—	9,658	—	9,666
	—	(1)	(90)	(2,128)	—	(2,219)
Net cash provided by (used in) investing activities	285	(23)	(431)	(2,353)	(285)	(2,807)

Financing activities
Proceeds from long-term borrowings	—	575	—	296	—	871
Payments on long-term borrowings	—	(756)	(5)	(1)	—	(762)
Net change in short-term borrowings	—	—	—	5	—	5
Debt financing fees	—	(12)	—	(5)	—	(17)
Repurchases of common stock	(297)	—	—	—	—	(297)
Other, net	—	(285)	—	(70)	355	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(297)	(478)	(5)	225	355	(200)

Vehicle programs:
Proceeds from borrowings	—	—	88	14,285	—	14,373
Payments on borrowings	—	—	(3)	(13,960)	—	(13,963)
Debt financing fees	—	—	(1)	(27)	—	(28)
	—	—	84	298	—	382
Net cash provided by (used in) financing activities	(297)	(478)	79	523	355	182
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(23)	—	(23)
Net decrease in cash and cash equivalents	(12)	(32)	(12)	(13)	—	(69)
Cash and cash equivalents, beginning of period	14	242	12	425	—	693
Cash and cash equivalents, end of period	$2	$210	$—	$412	$—	$624

For the Year Ended December 31, 2013

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(3)	$562	$26	$1,736	$(68)	$2,253

Investing activities
Property and equipment additions	—	(26)	(69)	(57)	—	(152)
Proceeds received on asset sales	—	7	4	11	—	22
Net assets acquired (net of cash acquired)	—	(564)	8	19	—	(537)
Intercompany loan receipts (advances)	—	233	60	—	(293)	—
Other, net	146	(50)	48	4	(146)	2
Net cash provided by (used in) investing activities exclusive of vehicle programs	146	(400)	51	(23)	(439)	(665)

Vehicle programs:
Increase in program cash	—	—	—	(79)	—	(79)
Investment in vehicles	—	(44)	(2)	(10,853)	—	(10,899)
Proceeds received on disposition of vehicles	—	40	—	9,369	—	9,409
	—	(4)	(2)	(1,563)	—	(1,569)
Net cash provided by (used in) investing activities	146	(404)	49	(1,586)	(439)	(2,234)

Financing activities
Proceeds from long-term borrowings	—	2,647	—	325	—	2,972
Payments on long-term borrowings	(115)	(2,489)	(3)	(1)	—	(2,608)
Net change in short-term borrowings	—	—	—	(36)	—	(36)
Debt financing fees	—	(30)	—	(7)	—	(37)
Purchases of warrants	(78)	—	—	—	—	(78)
Proceeds from sale of call options	104	—	—	—	—	104
Repurchases of common stock	(48)	—	—	—	—	(48)
Intercompany loan borrowings (payments)	—	—	(60)	(233)	293	—
Other, net	3	(146)	—	(68)	214	3
Net cash provided by (used in) financing activities exclusive of vehicle programs	(134)	(18)	(63)	(20)	507	272

Vehicle programs:
Proceeds from borrowings	—	—	—	12,953	—	12,953
Payments on borrowings	—	—	—	(13,115)	—	(13,115)
Debt financing fees	—	—	—	(34)	—	(34)
	—	—	—	(196)	—	(196)
Net cash provided by (used in) financing activities	(134)	(18)	(63)	(216)	507	76
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(8)	—	(8)
Net increase (decrease) in cash and cash equivalents	9	140	12	(74)	—	87
Cash and cash equivalents, beginning of period	5	102	—	499	—	606
Cash and cash equivalents, end of period	$14	$242	$12	$425	$—	$693

21.	Selected Quarterly Financial Data—(unaudited)
Provided below are selected unaudited quarterly financial data for 2015 and 2014.
The earnings per share information is calculated independently for each quarter based on the weighted average number of common stock and common stock equivalents outstanding, which may fluctuate, based on quarterly income levels and market prices. Therefore, the sum of the quarters’ per share information may not equal the annual amount presented on the Consolidated Statements of Operations.

	2015
	First	Second	Third	Fourth
Net revenues	$1,850	$2,173	$2,577	$1,902
Net income (loss)	(9)	143	184	(5)

Per share information:
Basic
Net income (loss)	$(0.09)	$1.36	$1.80	$(0.06)
Weighted average shares	106.1	105.5	102.7	99.5

Diluted
Net income (loss)	$(0.09)	$1.34	$1.77	$(0.06)
Weighted average shares	106.1	106.7	104.0	99.5

	2014
	First	Second	Third	Fourth
Net revenues	$1,862	$2,194	$2,542	$1,887
Net income	4	26	192	23

Per share information:
Basic
Net income	$0.03	$0.25	$1.84	$0.22
Weighted average shares	106.6	105.1	103.9	106.2

Diluted
Net income	$0.03	$0.24	$1.74	$0.21
Weighted average shares	108.6	111.0	109.9	108.3

22.	Subsequent Event

In January 2016, the Board of Directors increased the Company’s share repurchase program authorization by $300 million.

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expensed	Other Adjustments	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2015 (a)	$34	$24	$(3)	$(21)	$34
2014 (a)	50	17	(3)	(30)	34
2013	40	15	10	(15)	50

Tax Valuation Allowance:
Year Ended December 31,
2015 (a)(b)	$319	$20	$12	$—	$351
2014 (a)	347	(9)	(13)	(6)	319
2013 (c)	298	27	22	—	347
__________

(a)	Other adjustments relate to currency translation adjustments.

(b)	Other adjustments relate to the acquisition of Brazil.

(c)	Other adjustments relate to the acquisition of Zipcar.

G-1

EXHIBIT NO.	DESCRIPTION
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
4.1
Indenture dated as of November 8, 2012 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2012).

4.1(a)
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

4.2	Form of 4.875% Senior Notes Due 2017 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2012).
4.3
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

4.4	Form of 6.0% Senior Notes Due 2021 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 11, 2013).
4.5
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

4.6	Form of 5.50% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 8, 2013).
4.7
Indenture dated as of November 25, 2013 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 2, 2013).

4.8	Form of Floating Rate Senior Notes Due 2017 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 2, 2013).
4.9
Indenture dated as of May 16, 2014 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 19, 2014).

4.1	Form of 5.125% Senior Notes Due 2022 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 19, 2014).
4.11
Indenture dated as of March 11, 2015 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2015).

4.12	Form of 5.25% Senior Notes Due 2025 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2015).
10.1
Amended and Restated Employment Agreement between Avis Budget Group, Inc. and Ronald L. Nelson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2014).†

10.2
Amended and Restated Employment Agreement between Avis Budget Group, Inc. and David B. Wyshner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2012).†

10.3
Employment Agreement between Avis Budget Group, Inc. and Larry D. DeShon dated as of September 15, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 18, 2015).†

10.4	Agreement between Avis Budget Group, Inc. and Mark J. Servodidio.†
10.5	Agreement between Avis Budget Group, Inc. and Joseph Ferraro.†
10.6
Form of Avis Budget Group, Inc. Severance Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, dated February 24, 2010).†

10.7	Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated March 28, 2014).†
10.8
1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).†

10.8(a)
Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.8(b)
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

10.9	Amendment to Various Equity-Based Plans (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).†
10.10	Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 18, 2009).†
10.10(a)
Amendment No. 1 to the Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.17(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).†

10.11
Form of Award Agreement—Restricted Stock Units (Incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, dated February 29, 2012).†

10.12	Form of Award Agreement—Stock Appreciation Rights (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 4, 2006).†
10.13	Form of Award Agreement—Stock Options (Incorporated by reference to Exhibit 10.15(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†
10.14	Form of Award Agreement—Stock Options (Incorporated by reference to Exhibit 10.15(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†
10.15	Form of Other Stock or Cash-Based Award Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, dated August 6, 2009).†
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

10.19	Amended and Restated Equalization Benefit Plan (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).†

10.20	Avis Rent A Car System, LLC Pension Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†
10.21
Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of August 22, 2002 (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.21(a)
First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation* and Cherokee Acquisition Corporation dated as of September 10, 2002 (Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.22
Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation* and PHH Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.23
Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation*, PHH Corporation and certain affiliates of PHH Corporation named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2005).††

10.24	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 26, 2005).
10.25
Purchase Agreement, dated as of June 30, 2006, by and among the Company, Travelport Inc. and TDS Investor LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.26
Transition Services Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.27
Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.27(a)
Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).

10.28
Purchase Agreement by and among Cendant Corporation*, Affinity Acquisition, Inc. and Affinity Acquisition Holdings, Inc. dated as of July 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.28(a)
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

10.29
Agreement dated November 13, 2014 between Avis Budget Car Rental, LLC and General Motors LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 19, 2014) ††

10.30
Agreement dated August 14, 2015 between Avis Budget Car Rental, LLC and General Motors LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 20, 2015). ††

10.31
Avis Budget Car Rental 2015 Model Year Program Letter dated September 30, 2014 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 6, 2014). ††

10.32
Avis Budget Car Rental 2016 Model Year Program Letter dated August 14, 2015 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 20, 2015). ††

10.33
Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.33(a)
Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.33(b)
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

10.33(c)
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

10.34
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

10.34(a)
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

10.34(b)
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

10.34(c)
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

10.35
Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.35(a)
First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.35(b)
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

10.39
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

10.39(a)
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

10.41
Series 2010-5 Supplement, dated as of October 28, 2010, among Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2010-5 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 28, 2010).

10.41(a)
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

10.41(b)
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

10.42
Amended and Restated Series 2011-3 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-3 Agent (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.43
Amended and Restated Series 2011-5 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2011-5 Agent (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.44
Amended and Restated Series 2012-2 Supplement, dated as of September 9, 2013, between Avis Budget Car Funding (AESOP) LLC and The Bank of New York Mellon Trust company, N.A., as trustee and as Series 2012-2 Agent (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.45
Amended and Restated Series 2012-3 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2012-3 Agent (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, dated November 1, 2013).

10.46
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

10.48
Series 2014-1 Supplement, dated as of February 12, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2014-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2014).

10.49
Series 2014-2 Supplement, dated as of July 24, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2014-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2014).

10.50
Series 2015-1 Supplement, dated as of January 29, 2015, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2015).

10.51
Series 2015-2 Supplement, dated as of May 27, 2015, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2015).

10.52
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

10.52(a)
Administrative Amendment, dated as of October 22, 2014, to the Third Amended And Restated Credit Agreement dated as of October 3, 2014 among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc. the Subsidiary Borrowers and Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and other agent and lending parties thereto.

10.52(b)
Issuing Lender Agreement, dated as of January 15, 2015, among Avis Budget Car Rental, LLC, JPMorgan Chase Bank, N.A., Credit Agricole Corporate & Investment Bank and JPMorgan Chase Bank, N.A. as Administrative Agent.

10.52(c)
Issuing Lender Agreement, dated as of December 31, 2014, among Avis Budget Car Rental, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch and JPMorgan Chase Bank, N.A. as Administrative Agent.

10.53
Amended and Restated Guarantee & Collateral Agreement, dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.53(a)
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

10.53(b)
Second Amendment to the Amended and Restated Guarantee & Collateral Agreement, dated as of October 3, 2014, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 6, 2014).

10.54
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

10.55
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

10.56
Registration Rights Agreement, dated March 29, 2012, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, dated May 9, 2012).

10.57
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

10.58
Registration Rights Agreement, dated November 8, 2012, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2012).

10.59
Purchase Agreement, dated as of February 28, 2013, by and among Avis Budget Finance, plc, as issuer, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Citigroup Global Markets Limited, for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2013).

10.60
Purchase Agreement, dated as of March 19, 2013, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2013).

10.61
Registration Rights Agreement, dated as of April 3, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Barclays Capital Inc., and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2013).

10.62
Purchase Agreement, dated as of November 20, 2013, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Citigroup Global Markets, Inc. as the initial purchaser Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2013).

10.63
Registration Rights Agreement, dated November 25, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2013).

10.64
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

10.65
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

10.66
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

10.67
Purchase Agreement, dated as of May 13, 2014, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, Morgan Stanley & Co. LLC for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2014).

10.68
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

10.69
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

10.70
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

10.71
Cooperation Agreement, dated as of January 25, 2016, by and among Avis Budget Group, Inc. and SRS Investment Management LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 25, 2016).

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