Form 10-Q
period 2016-03-31
AVIS BUDGET GROUP, INC.
filed 2016-05-04
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the issuer’s common stock was 94,583,375 shares as of April 29, 2016.

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

•	our ability to accurately estimate our future results;

•	any major disruptions in our communication networks or information systems;

•	our exposure to uninsured or unpaid claims in excess of historical levels;

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 (the “2015 Form 10-K”), could cause actual results to differ materially from those projected in any forward-looking statements.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Vehicle rental	$1,328	$1,319
Other	553	531
Net revenues	1,881	1,850

Expenses
Operating	1,040	985
Vehicle depreciation and lease charges, net	463	432
Selling, general and administrative	269	248
Vehicle interest, net	65	68
Non-vehicle related depreciation and amortization	61	49
Interest expense related to corporate debt, net	50	52
Restructuring expense	15	1
Transaction-related costs, net	4	31
Total expenses	1,967	1,866

Loss before income taxes	(86)	(16)
Benefit from income taxes	(35)	(7)

Net loss	$(51)	$(9)

Comprehensive income (loss)	$19	$(103)

Loss per share
Basic	$(0.53)	$(0.09)
Diluted	$(0.53)	$(0.09)
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$876	$452
Receivables, net	662	668
Other current assets	644	507
Total current assets	2,182	1,627

Property and equipment, net	687	681
Deferred income taxes	1,556	1,488
Goodwill	1,006	973
Other intangibles, net	918	917
Other non-current assets	243	232
Total assets exclusive of assets under vehicle programs	6,592	5,918

Assets under vehicle programs:
Program cash	68	258
Vehicles, net	11,953	10,658
Receivables from vehicle manufacturers and other	334	438
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	361	362
	12,716	11,716
Total assets	$19,308	$17,634

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,574	$1,485
Short-term debt and current portion of long-term debt	327	26
Total current liabilities	1,901	1,511

Long-term debt	3,511	3,435
Other non-current liabilities	764	734
Total liabilities exclusive of liabilities under vehicle programs	6,176	5,680

Liabilities under vehicle programs:
Debt	2,238	2,064
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	7,623	6,796
Deferred income taxes	2,410	2,367
Other	490	288
	12,761	11,515
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, at each date	1	1
Additional paid-in capital	6,909	7,010
Accumulated deficit	(1,853)	(1,802)
Accumulated other comprehensive loss	(77)	(147)
Treasury stock, at cost—42 and 39 shares, respectively	(4,609)	(4,623)
Total stockholders’ equity	371	439
Total liabilities and stockholders’ equity	$19,308	$17,634
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(51)	$(9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	432	423
Gain on sale of vehicles, net	(3)	(24)
Non-vehicle related depreciation and amortization	61	49
Stock-based compensation	7	6
Amortization of debt financing fees	10	11
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(11)	—
Income taxes and deferred income taxes	(45)	(15)
Accounts payable and other current liabilities	5	(20)
Other, net	58	82
Net cash provided by operating activities	463	503

Investing activities
Property and equipment additions	(40)	(41)
Proceeds received on asset sales	3	3
Net assets acquired (net of cash acquired)	(1)	(36)
Net cash used in investing activities exclusive of vehicle programs	(38)	(74)

Vehicle programs:
Decrease in program cash	198	51
Investment in vehicles	(4,140)	(3,195)
Proceeds received on disposition of vehicles	2,776	2,444
	(1,166)	(700)
Net cash used in investing activities	(1,204)	(774)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Financing activities
Proceeds from long-term borrowings	350	376
Payments on long-term borrowings	(5)	(6)
Net change in short-term borrowings	1	(7)
Repurchases of common stock	(86)	(33)
Debt financing fees	(5)	(6)
Net cash provided by financing activities exclusive of vehicle programs	255	324

Vehicle programs:
Proceeds from borrowings	4,694	3,667
Payments on borrowings	(3,796)	(3,458)
Debt financing fees	(6)	(6)
	892	203
Net cash provided by financing activities	1,147	527

Effect of changes in exchange rates on cash and cash equivalents	18	(26)

Net increase in cash and cash equivalents	424	230
Cash and cash equivalents, beginning of period	452	624
Cash and cash equivalents, end of period	$876	$854
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. In first quarter 2016, the Company completed the purchase price allocation for the acquisition of its Avis and Budget licensees in Norway, Sweden and Denmark, and there were no material adjustments to the preliminary allocation. The fair value of the assets acquired and liabilities assumed in connection with the Company’s second quarter 2015 acquisitions of its Brazilian licensee and Maggiore Group has not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price in first quarter 2016.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2015 Form  10-K.

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

Transaction-related costs, net. Transaction-related costs, net are classified separately in the Consolidated Condensed Statements of Comprehensive Income. These costs are comprised of expenses related to acquisition-related activities such as due-diligence and other advisory costs, expenses related to the integration of the acquiree’s operations with those of the Company, including the implementation of best practices and process improvements, non-cash gains and losses related to re-acquired rights, expenses related to pre-acquisition contingencies and contingent consideration related to acquisitions.

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended March 31, 2016 and 2015, the Company recorded losses of $3 million and $4 million, respectively, on such items.

Adoption of New Accounting Standards

On January 1, 2016, as a result of the issuance of a new accounting pronouncement, the Company adopted Accounting Standards Update (“ASU”) 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination at the acquisition date. Instead, the cumulative impact of any adjustment will be recognized in the reporting period in which the adjustment is identified. The adoption of this accounting pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

On January 1, 2016, as a result of the issuance of a new accounting pronouncement, the Company adopted ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance for determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software, rather than as a service contract. The adoption of this accounting pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

On January 1, 2016, as a result of the issuance of a new accounting pronouncement, the Company adopted ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. The adoption of this accounting pronouncement did not have an impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, minimum statutory withholding requirements and classification in the statement of cash flow. ASU 2016-09 becomes effective for the Company on January 1, 2017. The Company is currently evaluating the effect of this accounting pronouncement on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term. ASU 2016-02 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect of this accounting pronouncement on its Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. ASU 2014-09 becomes effective for the Company on January 1, 2018. The Company is currently evaluating the effect of this accounting pronouncement on its Consolidated Financial Statements.

2.	Restructuring

In 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (the “T15 restructuring”). In first quarter 2016, the Company expanded the T15 restructuring to take advantage of additional efficiency opportunities. The expanded T15 restructuring fits within the initiative’s focus areas to identify best practices and drive efficiency throughout the organization, including the consolidation of rental locations. During the three months ended March 31, 2016, as part of this process, the Company formally communicated the termination of employment to approximately 240 employees, and as of March 31, 2016, the Company had terminated approximately 100 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company expects further restructuring expense of approximately $10 million related to this initiative to be incurred in 2016.

In conjunction with previous acquisitions, the Company identified opportunities to integrate and streamline its operations, primarily in Europe (the “Acquisition integration”). During the three months ended March 31, 2016, as part of this process, the Company formally communicated the termination of employment to approximately 70 employees, and as of March 31, 2016, the Company had terminated approximately 35 of these employees. The Company expects further restructuring expense of approximately $8 million related to this initiative to be incurred in 2016.

The following tables summarize the activity related to our restructuring liabilities:

		Americas	International	Total
Balance as of January 1, 2016		$1	$10	$11
T15 restructuring expense		7	5	12
Acquisition integration expense		—	3	3
T15 restructuring payment/utilization		(4)	—	(4)
Acquisition integration payment		—	(8)	(8)
Avis Europe restructuring payment		—	(1)	(1)
Balance as of March 31, 2016		$4	$9	$13

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2016	$10	$1	$—	$11
T15 restructuring expense	9	—	3	12
Acquisition integration expense	3	—	—	3
T15 restructuring payment/utilization	(1)	—	(3)	(4)
Acquisition integration payment	(8)	—	—	(8)
Avis Europe restructuring payment	(1)	—	—	(1)
Balance as of March 31, 2016	$12	$1	$—	$13
_________

(a)	Includes expense related to the write-down of certain vehicle assets.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2016	2015
Net loss for basic and diluted EPS	$(51)	$(9)

Basic and diluted weighted average shares outstanding (a)	96.3	106.1

Loss per share:
Basic and diluted	$(0.53)	$(0.09)
__________

(a)
As the Company incurred a net loss for the three months ended March 31, 2016 and 2015, 0.8 million outstanding options, in each period, and 2.4 million and 2.1 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

4.	Other Current Assets

Other current assets consisted of:

	As of March 31, 2016	As of December 31, 2015
Sales and use taxes	$273	$159
Prepaid expenses	229	192
Other	142	156
Other current assets	$644	$507

5.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$270	$89	$181	$263	$81	$182
Customer relationships	228	75	153	222	68	154
Other	41	9	32	41	8	33
Total	$539	$173	$366	$526	$157	$369

Unamortized Intangible Assets
Goodwill (a)	$1,006			$973
Trademarks (a)	$552			$548
__________

(a)	The increase in the carrying amount since December 31, 2015 reflects currency translation.

For the three months ended March 31, 2016 and 2015, amortization expense related to amortizable intangible assets was approximately $17 million and $11 million, respectively. Based on the Company’s amortizable intangible assets at March 31, 2016, the Company expects amortization expense of approximately $47 million for the remainder of 2016, $56 million for 2017, $42 million for 2018, $39 million for 2019, $39 million for 2020 and $24 million for 2021, excluding effects of currency exchange rates.

6.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	March 31,	December 31,
	2016	2015
Rental vehicles	$12,262	$11,195
Less: Accumulated depreciation	(1,347)	(1,500)
	10,915	9,695
Vehicles held for sale	1,038	963
Vehicles, net	$11,953	$10,658

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2016	2015
Depreciation expense	$432	$423
Lease charges	34	33
Gain on sale of vehicles, net	(3)	(24)
Vehicle depreciation and lease charges, net	$463	$432

At March 31, 2016 and 2015, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $467 million and $428 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $331 million and $246 million, respectively.

7.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	March 31,	December 31,
		2016	2015
4⅞% Senior Notes (a)	November 2017	$300	$300
Floating Rate Senior Notes (b)	December 2017	249	249
Floating Rate Term Loan (c)	March 2019	968	970
6% Euro-denominated Senior Notes	March 2021	525	502
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
6⅜% Senior Notes	April 2024	350	—
5¼% Senior Notes	March 2025	375	375
Other (d)		54	46
Deferred financing fees		(57)	(55)
Total		3,838	3,461
Less: Short-term debt and current portion of long-term debt		327	26
Long-term debt		$3,511	$3,435
__________

(a)	These notes have been called for redemption.

(b)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.39% at March 31, 2016; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(c)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of March 31, 2016, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

(d)	Primarily includes leases which are secured by liens on the related assets.

In March 2016, the Company issued $350 million of 6⅜% Senior Notes due 2024 at par. The Company will use the net proceeds from the offering to redeem $300 million principal amount of its 4⅞% Senior Notes due 2017 and for general corporate purposes.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

At March 31, 2016, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,800	$—	$882	$918
Other facilities (b)	3	3	—	—
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

At March 31, 2016, the Company had various uncommitted credit facilities available, under which it had drawn approximately $4 million, which bear interest at rates between 0.06% and 3.91%.
DEBT COVENANTS

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of March 31, 2016, the Company is in compliance with the financial covenants governing its indebtedness.

8.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2016	2015
Americas - Debt due to Avis Budget Rental Car Funding (a)	$7,665	$6,837
Americas - Debt borrowings (a)	724	643
International - Debt borrowings (a)	1,325	1,187
International - Capital leases	197	238
Other	4	8
Deferred financing fees (b)	(54)	(53)
Total	$9,861	$8,860
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2016 and December 31, 2015 were $42 million and $41 million, respectively.

In March 2016, the Company’s Avis Budget Rental Car Funding subsidiary issued $450 million in asset-backed notes at a weighted average interest rate of 3.25%. The expected final payment date of these notes is June 2021.

DEBT MATURITIES

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at March 31, 2016.

Debt under Vehicle Programs
Within 1 year (a)	$1,565
Between 1 and 2 years	3,161
Between 2 and 3 years	1,987
Between 3 and 4 years	1,498
Between 4 and 5 years	1,322
Thereafter	382
Total	$9,915
__________

(a)	Vehicle backed debt maturing within one year primarily represents term asset-backed securities.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

As of March 31, 2016, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,265	$7,665	$1,600
Americas - Debt borrowings (c)	1,025	724	301
International - Debt borrowings (d)	2,453	1,325	1,128
International - Capital leases (e)	224	197	27
Other	4	4	—
Total	$12,971	$9,915	$3,056
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $9.3 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $0.9 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.8 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.2 billion of underlying vehicles and related assets.

DEBT COVENANTS

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2016, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In February 2015, the French Competition Authority issued a statement of objections alleging that several car rental companies, including the Company and two of its European subsidiaries, engaged with (i) twelve French airports, the majority of which are controlled by public administrative bodies or the French state, violated competition law through the distribution by airports of company-specific statistics to car rental companies operating at those airports; and (ii) two other international car rental companies in a concerted practice relating to train station surcharges. The Company believes that it has valid defenses and intends to vigorously defend against the allegations, but it is currently unable to predict the outcome of the proceedings or range of reasonably possible losses, which may be material.

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

The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including contract and licensee disputes, competition matters, employment matters, insurance claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. Excluding the French competition matter discussed above, the Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $30 million in excess of amounts accrued as of March 31, 2016; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $5.2 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Concentrations

Concentrations of credit risk at March 31, 2016 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Fiat, Kia, Toyota, Mercedes, Renault, Hyundai and BMW, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $55 million and $33 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

10.	Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to approximately $1.2 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. During the three months ended March 31, 2016, the Company repurchased approximately 3.0 million shares of common stock at a cost of approximately $80 million under the program. During the three months ended March 31, 2015, the Company repurchased approximately 0.5 million shares of common stock at a cost of approximately $31 million under the program. As of March 31, 2016, approximately $360 million of authorization remains available to repurchase common stock under this plan.

Total Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2016	2015
Net loss	$(51)	$(9)
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $9 and $(24), respectively)	72	(92)
Net unrealized loss on cash flow hedges (net of tax of $2, in each period)	(3)	(3)
Minimum pension liability adjustment (net of tax of $0, in each period)	1	1
	70	(94)
Comprehensive income (loss)	$19	$(103)
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$(80)	$(2)	$—	$(65)	$(147)
Other comprehensive income (loss) before reclassifications	72	(4)	—	—	68
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1	2
Net current-period other comprehensive income (loss)	72	(3)	—	1	70
Balance, March 31, 2016	$(8)	$(5)	$—	$(64)	$(77)

Balance, January 1, 2015	$51	$(1)	$2	$(74)	$(22)
Other comprehensive income (loss) before reclassifications	(92)	(4)	—	2	(94)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	(1)	—
Net current-period other comprehensive income (loss)	(92)	(3)	—	1	(94)
Balance, March 31, 2015	$(41)	$(4)	$2	$(73)	$(116)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $54 million gain, net of tax, as of March 31, 2016 related to the Company’s hedge of its net investment in Euro-denominated foreign operations (see Note 12 - Financial Instruments).

(a)
For the three months ended March 31, 2016 and March 31, 2015, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $2 million ($1 million, net of tax), in each period.

(b)
For the three months ended March 31, 2016 and March 31, 2015, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $1 million ($1 million, net of tax), in each period.

11.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $8 million and $5 million ($5 million and $3 million, net of tax) during the three months ended March 31, 2016 and 2015, respectively. In jurisdictions with net operating loss carryforwards, exercises and/or vestings of stock-based awards have generated $143 million of total tax deductions at March 31, 2016. Approximately $56 million of tax benefits will be recorded in additional paid-in capital when these tax deductions are realized in these jurisdictions.

The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards containing a market condition were as follows:

	Three Months Ended March 31,
	2016	2015
Expected volatility of stock price	46%	37%
Risk-free interest rate	0.99%	0.74%
Valuation period	3 years	3 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market-Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016 (a)	819	$43.34	941	$35.18	111	$18.04
Granted	579	25.88	523	23.29	—	—
Vested (b)	(375)	34.96	(486)	25.12	(111)	18.04
Forfeited/expired	(6)	45.92	(39)	23.74	—	—
Outstanding at March 31, 2016 (c)	1,017	$36.48	939	$34.23	—	$—
__________

(a)
Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted during the three months ended March 31, 2015 was $61.17 and $55.51, respectively.

(b)
The total grant date fair value of RSUs vested during the three months ended March 31, 2016 and 2015 was $25 million and $23 million, respectively. The total grant date fair value of cash units vested during the three months ended March 31, 2016 and 2015 was $2 million, in each period.

(c)
The Company’s outstanding time-based RSUs and performance-based and market-based RSUs had aggregate intrinsic values of $28 million and $26 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $49 million and will be recognized over a weighted average vesting period of 1.7 years. The Company assumes that substantially all outstanding awards will vest over time.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2016	827	$2.87	$28	3.3
Granted	—	—
Exercised	(1)	0.79	—
Forfeited/expired	—	—
Outstanding and exercisable at March 31, 2016	826	$2.87	$20	3.0

12.	Financial Instruments

Derivative Instruments and Hedging Activities
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
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during the three months ended March 31, 2016 and 2015, was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. There was no ineffectiveness related to the Company’s cash flow hedges during the three months ended March 31, 2016 and 2015. The Company estimates that $7 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

The Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

The Company held derivative instruments with absolute notional values as follows:

As of March 31, 2016
Interest rate caps (a)	$8,674
Interest rate swaps	1,850
Foreign exchange contracts	1,054

Commodity contracts (millions of gallons of unleaded gasoline)	14
__________

(a)
Represents $6.9 billion of interest rate caps sold, partially offset by approximately $1.8 billion of interest rate caps purchased. These amounts exclude $5.1 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2016		As of December 31, 2015
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$8	$1	$5

Derivatives not designated as hedging instruments
Interest rate caps (b)	—	3	1	5
Foreign exchange contracts (c)	4	32	16	2
Commodity contracts (c)	—	1	—	1
Total	$4	$44	$18	$13
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss).

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended March 31,
	2016	2015
Derivatives designated as hedging instruments (a)
Interest rate swaps	$(3)	$(3)
Euro-denominated notes	(14)	37
Derivatives not designated as hedging instruments (b)
Foreign exchange contracts (c)	(10)	35
Commodity contracts (d)	(2)	—
Total	$(29)	$69
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)
For the three months ended March 31, 2016, included a $9 million gain in interest expense and a $19 million loss in operating expense. For the three months ended March 31, 2015, included a $21 million gain in interest expense and $14 million gain in operating expense.

(d)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$327	$332	$26	$26
Long-term debt	3,511	3,505	3,435	3,478

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$7,623	$7,675	$6,796	$6,836
Vehicle-backed debt	2,235	2,248	2,060	2,071
Interest rate swaps and interest rate caps (a)	3	3	4	4
 __________

(a)	Derivatives in a liability position.

13.	Segment Information

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

	Three Months Ended March 31,
	2016		2015
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,364	$63	$1,375	$115
International	517	1	475	16
Corporate and Other (a)	—	(20)	—	(14)
Total Company	$1,881	44	$1,850	117

Less:	Non-vehicle related depreciation and amortization	61		49
Interest expense related to corporate debt, net		50		52
Restructuring expense		15		1
Transaction-related costs, net		4		31
Loss before income taxes		$(86)		$(16)
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

Since December 31, 2015, there have been no significant changes in segment assets and segment assets under vehicle programs.

14.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, Consolidating Condensed Balance Sheets as of March 31, 2016 and December 31, 2015, and Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 7 - Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended March 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$929	$399	$—	$1,328
Other	—	—	271	794	(512)	553
Net revenues	—	—	1,200	1,193	(512)	1,881

Expenses
Operating	1	10	628	401	—	1,040
Vehicle depreciation and lease charges, net	—	—	461	467	(465)	463
Selling, general and administrative	10	5	149	105	—	269
Vehicle interest, net	—	—	45	67	(47)	65
Non-vehicle related depreciation and amortization	—	1	37	23	—	61
Interest expense related to corporate debt, net:
Interest expense	—	39	1	10	—	50
Intercompany interest expense (income)	(3)	(3)	6	—	—	—
Restructuring expense	—	—	6	9	—	15
Transaction-related costs, net	—	1	—	3	—	4
Total expenses	8	53	1,333	1,085	(512)	1,967
Income (loss) before income taxes and equity in earnings of subsidiaries	(8)	(53)	(133)	108	—	(86)
Benefit from income taxes	(3)	(21)	(5)	(6)	—	(35)
Equity in earnings (loss) of subsidiaries	(46)	(14)	114	—	(54)	—
Net income (loss)	$(51)	$(46)	$(14)	$114	$(54)	$(51)

Comprehensive income	$19	$24	$58	$185	$(267)	$19

Three Months Ended March 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$942	$377	$—	$1,319
Other	—	—	267	753	(489)	531
Net revenues	—	—	1,209	1,130	(489)	1,850

Expenses
Operating	—	4	608	373	—	985
Vehicle depreciation and lease charges, net	—	—	436	431	(435)	432
Selling, general and administrative	8	3	140	97	—	248
Vehicle interest, net	—	—	49	73	(54)	68
Non-vehicle related depreciation and amortization	—	—	33	16	—	49
Interest expense related to corporate debt, net:
Interest expense	—	40	1	11	—	52
Intercompany interest expense (income)	(3)	(2)	—	5	—	—
Transaction-related costs, net	—	6	1	24	—	31
Restructuring expense	—	—	1	—	—	1
Total expenses	5	51	1,269	1,030	(489)	1,866
Income (loss) before income taxes and equity in earnings of subsidiaries	(5)	(51)	(60)	100	—	(16)
Provision for (benefit from) income taxes	(2)	(20)	8	7	—	(7)
Equity in earnings (loss) of subsidiaries	(6)	25	93	—	(112)	—
Net income (loss)	$(9)	$(6)	$25	$93	$(112)	$(9)

Comprehensive income (loss)	$(103)	$(100)	$(67)	$1	$166	$(103)

Consolidating Condensed Balance Sheets

As of March 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$351	$—	$521	$—	$876
Receivables, net	—	—	226	436	—	662
Other current assets	3	102	92	447	—	644
Total current assets	7	453	318	1,404	—	2,182

Property and equipment, net	—	140	346	201	—	687
Deferred income taxes	20	1,301	254	—	(19)	1,556
Goodwill	—	—	487	519	—	1,006
Other intangibles, net	—	29	519	370	—	918
Other non-current assets	96	13	21	113	—	243
Intercompany receivables	162	373	1,139	733	(2,407)	—
Investment in subsidiaries	184	3,481	3,732	—	(7,397)	—
Total assets exclusive of assets under vehicle programs	469	5,790	6,816	3,340	(9,823)	6,592

Assets under vehicle programs:
Program cash	—	—	—	68	—	68
Vehicles, net	—	19	76	11,858	—	11,953
Receivables from vehicle manufacturers and other	—	1	1	332	—	334
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	361	—	361
	—	20	77	12,619	—	12,716
Total assets	$469	$5,810	$6,893	$15,959	$(9,823)	$19,308

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$8	$207	$511	$848	$—	$1,574
Short-term debt and current portion of long-term debt	—	315	4	8	—	327
Total current liabilities	8	522	515	856	—	1,901

Long-term debt	—	2,984	2	525	—	3,511
Other non-current liabilities	90	85	240	368	(19)	764
Intercompany payables	—	2,032	342	33	(2,407)	—
Total liabilities exclusive of liabilities under vehicle programs	98	5,623	1,099	1,782	(2,426)	6,176

Liabilities under vehicle programs:
Debt	—	3	72	2,163	—	2,238
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,623	—	7,623
Deferred income taxes	—	—	2,240	170	—	2,410
Other	—	—	1	489	—	490
	—	3	2,313	10,445	—	12,761
Total stockholders’ equity	371	184	3,481	3,732	(7,397)	371
Total liabilities and stockholders’ equity	$469	$5,810	$6,893	$15,959	$(9,823)	$19,308

As of December 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$70	$—	$378	$—	$452
Receivables, net	—	—	212	456	—	668
Other current assets	2	78	83	344	—	507
Total current assets	6	148	295	1,178	—	1,627

Property and equipment, net	—	134	345	202	—	681
Deferred income taxes	20	1,246	253	—	(31)	1,488
Goodwill	—	—	487	486	—	973
Other intangibles, net	—	30	525	362	—	917
Other non-current assets	93	15	17	107	—	232
Intercompany receivables	160	367	1,070	696	(2,293)	—
Investment in subsidiaries	272	3,426	3,680	—	(7,378)	—
Total assets exclusive of assets under vehicle programs	551	5,366	6,672	3,031	(9,702)	5,918

Assets under vehicle programs:
Program cash	—	—	—	258	—	258
Vehicles, net	—	18	78	10,562	—	10,658
Receivables from vehicle manufacturers and other	—	—	—	438	—	438
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	18	78	11,620	—	11,716
Total assets	$551	$5,384	$6,750	$14,651	$(9,702)	$17,634

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$24	$180	$471	$810	$—	$1,485
Short-term debt and current portion of long-term debt	—	14	5	7	—	26
Total current liabilities	24	194	476	817	—	1,511

Long-term debt	—	2,932	2	501	—	3,435
Other non-current liabilities	88	85	237	355	(31)	734
Intercompany payables	—	1,897	336	60	(2,293)	—
Total liabilities exclusive of liabilities under vehicle programs	112	5,108	1,051	1,733	(2,324)	5,680

Liabilities under vehicle programs:
Debt	—	4	74	1,986	—	2,064
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,796	—	6,796
Deferred income taxes	—	—	2,199	168	—	2,367
Other	—	—	—	288	—	288
	—	4	2,273	9,238	—	11,515
Total stockholders’ equity	439	272	3,426	3,680	(7,378)	439
Total liabilities and stockholders’ equity	$551	$5,384	$6,750	$14,651	$(9,702)	$17,634

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$17	$(2)	$448	$—	$463

Investing activities
Property and equipment additions	—	(4)	(21)	(15)	—	(40)
Proceeds received on asset sales	—	2	—	1	—	3
Net assets acquired (net of cash acquired)	—	—	—	(1)	—	(1)
Intercompany loan receipts (advances)	—	—	27	—	(27)	—
Other, net	86	—	—	—	(86)	—
Net cash provided by (used in) investing activities exclusive of vehicle programs	86	(2)	6	(15)	(113)	(38)

Vehicle programs:
Decrease in program cash	—	—	—	198	—	198
Investment in vehicles	—	—	(1)	(4,139)	—	(4,140)
Proceeds received on disposition of vehicles	—	11	—	2,765	—	2,776
	—	11	(1)	(1,176)	—	(1,166)
Net cash provided by (used in) investing activities	86	9	5	(1,191)	(113)	(1,204)

Financing activities
Proceeds from long-term borrowings	—	350	—	—	—	350
Payments on long-term borrowings	—	(4)	(1)		—	(5)
Net change in short-term borrowings	—	—	—	1	—	1
Intercompany loan borrowings (payments)	—	—	—	(27)	27	—
Repurchases of common stock	(86)	—	—	—	—	(86)
Debt financing fees	—	(5)	—	—	—	(5)
Other, net	—	(86)	—	—	86	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(86)	255	(1)	(26)	113	255

Vehicle programs:
Proceeds from borrowings	—	—	—	4,694	—	4,694
Payments on borrowings	—	—	(2)	(3,794)	—	(3,796)
Debt financing fees	—	—	—	(6)	—	(6)
	—	—	(2)	894	—	892
Net cash provided by (used in) financing activities	(86)	255	(3)	868	113	1,147

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	18	—	18

Net increase in cash and cash equivalents	—	281	—	143	—	424
Cash and cash equivalents, beginning of period	4	70	—	378	—	452
Cash and cash equivalents, end of period	$4	$351	$—	$521	$—	$876

Three Months Ended March 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$12	$45	$446	$—	$503

Investing activities
Property and equipment additions	—	(4)	(19)	(18)	—	(41)
Proceeds received on asset sales	—	1	—	2	—	3
Net assets acquired (net of cash acquired)	—	—	—	(36)	—	(36)
Intercompany loan receipts (advances)	—	—	(24)	—	24	—
Other, net	33	—	1	—	(34)	—
Net cash provided by (used in) investing activities exclusive of vehicle programs	33	(3)	(42)	(52)	(10)	(74)

Vehicle programs:
Decrease in program cash	—	—	—	51	—	51
Investment in vehicles	—	(3)	—	(3,192)	—	(3,195)
Proceeds received on disposition of vehicles	—	4	—	2,440	—	2,444
	—	1	—	(701)	—	(700)
Net cash provided by (used in) investing activities	33	(2)	(42)	(753)	(10)	(774)

Financing activities
Proceeds from long-term borrowings	—	375	—	1	—	376
Payments on long-term borrowings	—	(4)	(1)	(1)	—	(6)
Net change in short-term borrowings	—	—	—	(7)	—	(7)
Intercompany loan borrowings (payments)	—	—	—	24	(24)	—
Repurchases of common stock	(33)	—	—	—	—	(33)
Debt financing fees	—	(6)	—	—	—	(6)
Other, net	—	(33)	—	(1)	34	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(33)	332	(1)	16	10	324

Vehicle programs:
Proceeds from borrowings	—	—	—	3,667	—	3,667
Payments on borrowings	—	—	(2)	(3,456)	—	(3,458)
Debt financing fees	—	—	—	(6)	—	(6)
	—	—	(2)	205	—	203
Net cash provided by (used in) financing activities	(33)	332	(3)	221	10	527

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(26)	—	(26)

Net increase (decrease) in cash and cash equivalents	—	342	—	(112)	—	230
Cash and cash equivalents, beginning of period	2	210	—	412	—	624
Cash and cash equivalents, end of period	$2	$552	$—	$300	$—	$854

15.	Subsequent Event

In April 2016, the Company amended its European fleet securitization program to extend its maturity to 2019 and increase its capacity to €1.4 billion (approximately $1.6 billion).

*    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2015 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and other portions of our 2015 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

OVERVIEW

Our Company

We operate three of the most recognized brands in the global vehicle rental and car sharing industry, Avis, Budget and Zipcar. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve, with an average rental fleet of more than 580,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

Our Segments

We categorize our operations into two reportable business segments: Americas, consisting primarily of our vehicle rental operations in North America, South America, Central America and the Caribbean, and our car sharing operations in certain of these markets; and International, consisting primarily of our vehicle rental operations in Europe, the Middle East, Africa, Asia, Australia and New Zealand, and our car sharing operations in certain of these markets.

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
Thus far in 2016, we have continued to operate in an uncertain and uneven economic environment marked by heightened geopolitical risks. Nonetheless, we continue to anticipate that worldwide demand for vehicle rental and car sharing services will increase in 2016, most likely against a backdrop of modest and uneven global economic growth. Our access to new fleet vehicles has been adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand, and we expect that to continue to be the case. We will look to pursue opportunities for pricing increases in 2016 to enhance our returns on invested capital and profitability.

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

In the three months ended March 31, 2016:

•	Our net revenues totaled $1.9 billion and grew 3% in constant currency.

•
Our Adjusted EBITDA was $44 million, representing a $73 million year-over-year decline, primarily due to lower pricing in first quarter 2016 and a $33 million (28%) negative impact from currency exchange rate movements.

•	We repurchased $80 million of our common stock, reducing our shares outstanding by approximately 3.0 million shares, or 3%.

•	We issued $350 million of 6⅜% Senior Notes due 2024, the proceeds of which will primarily be used to redeem all $300 million of our outstanding 4⅞% Senior Notes due 2017.

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

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Our consolidated results of operations comprised the following:

	Three Months Ended March 31,
	2016	2015	Change	% Change
Revenues
Vehicle rental	$1,328	$1,319	$9	1%
Other	553	531	22	4%
Net revenues	1,881	1,850	31	2%

Expenses
Operating	1,040	985	55	6%
Vehicle depreciation and lease charges, net	463	432	31	7%
Selling, general and administrative	269	248	21	8%
Vehicle interest, net	65	68	(3)	(4%)
Non-vehicle related depreciation and amortization	61	49	12	24%
Interest expense related to corporate debt, net	50	52	(2)	(4%)
Restructuring expense	15	1	14	*
Transaction-related costs, net	4	31	(27)	(87%)
Total expenses	1,967	1,866	101	5%

Loss before income taxes	(86)	(16)	(70)	*
Benefit from income taxes	(35)	(7)	(28)	*

Net loss	$(51)	$(9)	$(42)	*
_________

*	Not meaningful

During first quarter 2016, our net revenues increased as a result of an 8% increase in total rental days (5% excluding Maggiore Group (“Maggiore”)) and a 6% constant-currency increase in ancillary revenue (5% excluding Maggiore), largely offset by a 5% decrease in pricing in constant currency and approximately $32 million (2%) negative impact from currency exchange rate movements.

Total expenses increased as a result of increased volumes, including a 5% increase in our car rental fleet (3% excluding Maggiore), a 3% constant-currency increase in per-unit fleet costs and increased marketing commissions. As a result of these items, our net income decreased by $42 million. Our effective tax rates were a benefit of 41% and 44% for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Company reported a loss of $0.53 per diluted share, which includes after-tax restructuring expense of ($0.12) per share and after-tax transaction-related costs of ($0.03) per share. For the three months ended March 31, 2015, the Company reported a loss of $0.09 per diluted share, which includes after-tax transaction-related costs of ($0.20) per share.

In the three months ended March 31, 2016:

•	Operating expenses increased to 55.3% of revenue from 53.2% in first quarter 2015, primarily due to lower pricing.

•	Vehicle depreciation and lease charges increased to 24.6% of revenue from 23.4% in first quarter 2015, primarily due to lower pricing.

•	Selling, general and administrative costs increased to 14.3% of revenue from 13.4% in first quarter 2015, primarily due to lower pricing.

•	Vehicle interest costs were 3.4% of revenue compared to 3.7% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2016	2015	% Change	2016	2015	% Change
Americas	$1,364	$1,375	(1%)	$63	$115	(45%)
International	517	475	9%	1	16	(94%)
Corporate and Other (a)	—	—	*	(20)	(14)	*
Total Company	$1,881	$1,850	2%	44	117	(62%)

Less:	Non-vehicle related depreciation and amortization (b)			61	49
Interest expense related to corporate debt, net				50	52
Restructuring expense				15	1
Transaction-related costs, net (c)				4	31
Loss before income taxes				$(86)	$(16)
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Amortization of acquisition-related intangible assets increased to $15 million in 2016 from $10 million in 2015.

(c)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	2016	2015	% Change
Revenue	$1,364	$1,375	(1%)
Adjusted EBITDA	63	115	(45%)

Revenues decreased 1% in first quarter 2016 compared with first quarter 2015, primarily due to a 5% decrease in pricing in constant currency and a $7 million (1%) negative impact from currency exchange rate movements, largely offset by 3% growth in rental volumes.

Adjusted EBITDA decreased 45% in first quarter 2016 compared with first quarter 2015, due to lower pricing, a 6% increase in per-unit fleet costs and a $4 million (3%) negative impact from currency exchange rate movements, partially offset by an increase in rental volumes and higher fleet utilization.

In the three months ended March 31, 2016:

•	Operating expenses increased to 52.9% of revenue, compared to 51.6% in first quarter 2015, primarily due to lower pricing.

•	Vehicle depreciation and lease charges increased to 26.6% of revenue from 24.7% in the prior-year period, principally due to lower pricing, partially offset by higher utilization.

•	Selling, general and administrative costs were 12.0% of revenue, an increase from 11.2% in first quarter 2015, primarily due to lower pricing.

•	Vehicle interest costs were 3.8% of revenue compared to 4.1% in first quarter 2015.

International

	2016	2015	% Change
Revenue	$517	$475	9%
Adjusted EBITDA	1	16	(94%)

Revenues increased 9% in first quarter 2016 compared to first quarter 2015, primarily due to a 21% increase in rental volumes (12% excluding Maggiore) and a 12% constant-currency increase in ancillary revenue (8% excluding Maggiore), largely offset by a $25 million (5%) negative impact on revenues from currency exchange rate changes and a 5% decrease in pricing in constant currency (3% excluding Maggiore).

Adjusted EBITDA decreased $15 million in first quarter 2016 compared to first quarter 2015, due to a $29 million negative impact from currency exchange rate movements and lower pricing, partially offset by increased rental volumes and 5% lower per-unit fleet costs in constant currency.

In the three months ended March 31, 2016:

•	Operating expenses increased to 60.6% of revenue from 57.3% in the prior-year period, primarily due to currency hedge losses and lower pricing, partially offset by an increase in rental volumes.

•	Vehicle depreciation and lease charges were 19.4% of revenue compared to 19.5% in first quarter 2015, as per-unit fleet costs declined.

•	Selling, general and administrative costs were 17.3% of revenue compared to 17.4% in the prior-year period.

•	Vehicle interest costs were 2.6% of revenue compared to 2.5% in first quarter 2015.

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

FINANCIAL CONDITION

	March 31, 2016	December 31, 2015	Change
Total assets exclusive of assets under vehicle programs	$6,592	$5,918	$674
Total liabilities exclusive of liabilities under vehicle programs	6,176	5,680	496
Assets under vehicle programs	12,716	11,716	1,000
Liabilities under vehicle programs	12,761	11,515	1,246
Stockholders’ equity	371	439	(68)

Total assets exclusive of assets under vehicle programs increased primarily due to a temporary increase in cash from the issuance of 6⅜% Senior Notes due 2024 (see “Liquidity and Capital Resources”) and a seasonal increase in value-added tax receivables, which are recoverable from government agencies. Total liabilities exclusive of liabilities under vehicle programs increased primarily due to a temporary increase in corporate debt (see “Liquidity and Capital Resources” regarding the changes in our corporate financings).

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet. The decrease in stockholders’ equity is primarily due to the repurchase of our common stock and our net loss in the quarter, partially offset by currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the three months ended March 31, 2016, we issued $350 million of 6⅜% Senior Notes due 2024 at par. The proceeds from these borrowings will be used to redeem $300 million principal amount of our 4⅞% Senior Notes due 2017 during second quarter 2016 and for general corporate purposes. In addition, we repurchased approximately 3.0 million shares of our outstanding common stock during the three months ended March 31, 2016, and increased our borrowings under vehicle programs to fund the seasonal increase in our rental fleet.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2016	2015	Change
Cash provided by (used in):
Operating activities	$463	$503	$(40)
Investing activities	(1,204)	(774)	(430)
Financing activities	1,147	527	620
Effect of exchange rate changes	18	(26)	44
Net increase in cash and cash equivalents	424	230	194
Cash and cash equivalents, beginning of period	452	624	(172)
Cash and cash equivalents, end of period	$876	$854	$22

During the three months ended March 31, 2016, we generated $40 million less cash from operating activities compared to the same period in 2015, principally due to our net loss.

The increase in cash used in investing activities during the three months ended March 31, 2016 compared with the same period in 2015 is primarily due to an increase in vehicle purchases.

The increase in cash provided by financing activities during the three months ended March 31, 2016 compared with the same period in 2015 is primarily due to a temporary increase in our corporate borrowings in connection with the issuance of the 6⅜% Senior Notes due 2024 (see “Liquidity and Capital Resources”) and an increase in net borrowings under vehicle programs to fund vehicle purchases.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2016, we had approximately $14 billion of indebtedness, including corporate indebtedness of approximately $4 billion and debt under vehicle programs of approximately $10 billion.

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	March 31,	December 31,
		2016	2015
4⅞% Senior Notes (a)	November 2017	$300	$300
Floating Rate Senior Notes (b)	December 2017	249	249
Floating Rate Term Loan (c)	March 2019	968	970
6% Euro-denominated Senior Notes	March 2021	525	502
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
6⅜% Senior Notes	April 2024	350	—
5¼% Senior Notes	March 2025	375	375
Other (d)		54	46
Deferred financing fees		(57)	(55)
Total		$3,838	$3,461
__________

(a)	These notes have been called for redemption.

(b)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.39% at March 31, 2016; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(c)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of March 31, 2016, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.96%.

(d)	Primarily includes leases which are secured by liens on the related assets.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of	As of
	March 31,	December 31,
	2016	2015
Americas - Debt due to Avis Budget Rental Car Funding (a)	$7,665	$6,837
Americas - Debt borrowings (a)	724	643
International - Debt borrowings (a)	1,325	1,187
International - Capital leases	197	238
Other	4	8
Deferred financing fees (b)	(54)	(53)
Total	$9,861	$8,860
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2016 and December 31, 2015 were $42 million and $41 million, respectively.

As of March 31, 2016, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2018 (a)	$1,800	$—	$882	$918
Other facilities (b)	3	3	—	—
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

At March 31, 2016, we had various uncommitted credit facilities available, under which we had drawn approximately $4 million, which bear interest at rates between 0.06% and 3.91%.

The following table presents available funding under our debt arrangements related to our vehicle programs at March 31, 2016:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,265	$7,665	$1,600
Americas - Debt borrowings (c)	1,025	724	301
International - Debt borrowings (d)	2,453	1,325	1,128
International - Capital leases (e)	224	197	27
Other	4	4	—
Total	$12,971	$9,915	$3,056
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $9.3 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $0.9 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.8 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.2 billion of underlying vehicles and related assets.

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

As discussed above, as of March 31, 2016, we have cash and cash equivalents of $876 million, available borrowing capacity under our committed credit facilities of approximately $0.9 billion and available capacity under our vehicle programs of approximately $3.1 billion.

Our liquidity position could be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Fiat, Kia, Toyota, Mercedes, Renault, Hyundai and BMW, being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings, including a maximum leverage ratio. As of March 31, 2016, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2015 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2015 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.0 billion from December 31, 2015, to approximately $5.2 billion at March 31, 2016. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 7 and 8 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2015 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2016 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2016 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended March 31, 2016. For additional information regarding our long-term borrowings and financial instruments, see Notes 7, 8 and 12 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

During the quarter ended March 31, 2016, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, please refer to the Company’s 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s common stock repurchases by month for the quarter ended March 31, 2016:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2016	1,355,967	$28.02	1,355,967	$402,479,379
February 2016	1,118,010	25.54	1,118,010	373,319,925
March 2016	498,549	27.08	498,549	360,417,050
Total	2,972,526	$26.93	2,972,526	$360,417,050
__________

(a)
Excludes, for the three months ended March 31, 2016, 371,184 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

The Company’s Board of Directors has authorized the repurchase of up to approximately $1.2 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	May 4, 2016
/s/ David B. Wyshner
David B. Wyshner
President and
Chief Financial Officer

Date:	May 4, 2016
/s/ David T. Calabria
David T. Calabria
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
4.1
Indenture, dated as of March 29, 2016, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas as Trustee.

10.1	Cooperation Agreement, dated as of January 25, 2016, by and among Avis Budget Group, Inc. and SRS (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 25, 2016).
10.2
Amendment, dated March 28, 2016, to the Employment Agreement between Avis Budget Group, Inc. and Ronald L. Nelson dated April 17, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2016).

10.3	Employment Agreement between Avis Budget Group, Inc. and David B. Wyshner dated March 28, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2016).
10.4
Series 2016-1 Supplement, dated as of March 30, 2016, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2016-1 Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 5, 2016).

10.5
Eighth Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated April 15, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2016).*

10.6
Issuer Note Facility Agreement dated March 5, 2013 among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, the Initial Senior Noteholders listed therein, Deutsche Trustee Company Limited, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2016).

10.7
Amended and Restated Framework Agreement dated May 21, 2014 among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, Caceis Bank France, FCT Carfin, Eurotitrisation, the Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 21, 2016).*

10.8
Master Definitions Agreement dated March 5, 2013, among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, the Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2016).*

10.9
Fourth Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders listed therein, Structured Finance Management (Ireland) Limited, CarFin Finance Holdings Limited, Intertrust (Netherlands) B.V. And Vistra B.V., Credit Agricole Corporate And Investment Bank, FCT CarFin, Caceis Bank France, Caceis Corporate Trust, Deutsche Bank Luxembourg S.A. and Fiserv Automotive Solutions, Inc., dated December 15, 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 21, 2016).*

10.10
Seventh Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated January 22, 2016 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 21, 2016).*

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