Form 10-Q
period 2016-06-30
AVIS BUDGET GROUP, INC.
filed 2016-08-03
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the issuer’s common stock was 90,788,549 shares as of July 29, 2016.

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

•
risks related to protecting the integrity of our information technology systems and the confidential information of our employees and customers against security breaches, including cyber-security breaches; and

•
other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services, including uncertainty and instability in Europe related to the potential withdrawal of countries from the European Union.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Vehicle rental	$1,573	$1,533	$2,901	$2,852
Other	670	640	1,223	1,171
Net revenues	2,243	2,173	4,124	4,023

Expenses
Operating	1,122	1,092	2,162	2,077
Vehicle depreciation and lease charges, net	532	498	995	930
Selling, general and administrative	312	281	581	529
Vehicle interest, net	73	75	138	143
Non-vehicle related depreciation and amortization	65	56	126	105
Interest expense related to corporate debt, net:
Interest expense	56	45	106	97
Early extinguishment of debt	10	23	10	23
Restructuring expense	5	3	20	4
Transaction-related costs, net	5	18	9	49
Total expenses	2,180	2,091	4,147	3,957

Income (loss) before income taxes	63	82	(23)	66
Provision for (benefit from) income taxes	27	(61)	(8)	(68)

Net income (loss)	$36	$143	$(15)	$134

Comprehensive income	$40	$151	$59	$48

Earnings (loss) per share
Basic	$0.39	$1.36	$(0.16)	$1.27
Diluted	$0.38	$1.34	$(0.16)	$1.25
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$527	$452
Receivables, net	760	668
Other current assets	856	507
Total current assets	2,143	1,627

Property and equipment, net	683	681
Deferred income taxes	1,490	1,488
Goodwill	1,004	973
Other intangibles, net	896	917
Other non-current assets	244	232
Total assets exclusive of assets under vehicle programs	6,460	5,918

Assets under vehicle programs:
Program cash	182	258
Vehicles, net	13,227	10,658
Receivables from vehicle manufacturers and other	253	438
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	361	362
	14,023	11,716
Total assets	$20,483	$17,634

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,743	$1,485
Short-term debt and current portion of long-term debt	28	26
Total current liabilities	1,771	1,511

Long-term debt	3,502	3,435
Other non-current liabilities	773	734
Total liabilities exclusive of liabilities under vehicle programs	6,046	5,680

Liabilities under vehicle programs:
Debt	3,178	2,064
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	7,987	6,796
Deferred income taxes	2,350	2,367
Other	583	288
	14,098	11,515
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, at each date	1	1
Additional paid-in capital	6,935	7,010
Accumulated deficit	(1,817)	(1,802)
Accumulated other comprehensive loss	(73)	(147)
Treasury stock, at cost—45 and 39 shares, respectively	(4,707)	(4,623)
Total stockholders’ equity	339	439
Total liabilities and stockholders’ equity	$20,483	$17,634
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income (loss)	$(15)	$134
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	931	913
Gain on sale of vehicles, net	(12)	(51)
Non-vehicle related depreciation and amortization	126	105
Stock-based compensation	14	13
Amortization of debt financing fees	20	23
Early extinguishment of debt costs	10	23
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(106)	(68)
Income taxes and deferred income taxes	(43)	(72)
Accounts payable and other current liabilities	42	(72)
Other, net	103	79
Net cash provided by operating activities	1,070	1,027

Investing activities
Property and equipment additions	(89)	(80)
Proceeds received on asset sales	7	6
Net assets acquired (net of cash acquired)	(3)	(222)
Other, net	4	(1)
Net cash used in investing activities exclusive of vehicle programs	(81)	(297)

Vehicle programs:
Decrease (increase) in program cash	82	(30)
Investment in vehicles	(8,500)	(7,939)
Proceeds received on disposition of vehicles	5,418	4,549
	(3,000)	(3,420)
Net cash used in investing activities	(3,081)	(3,717)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Financing activities
Proceeds from long-term borrowings	558	376
Payments on long-term borrowings	(520)	(281)
Net change in short-term borrowings	—	(13)
Repurchases of common stock	(174)	(114)
Debt financing fees	(10)	(7)
Net cash used in financing activities exclusive of vehicle programs	(146)	(39)

Vehicle programs:
Proceeds from borrowings	9,850	9,018
Payments on borrowings	(7,614)	(6,347)
Debt financing fees	(17)	(17)
	2,219	2,654
Net cash provided by financing activities	2,073	2,615

Effect of changes in exchange rates on cash and cash equivalents	13	(20)

Net increase (decrease) in cash and cash equivalents	75	(95)
Cash and cash equivalents, beginning of period	452	624
Cash and cash equivalents, end of period	$527	$529
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. In the first half of 2016, the Company completed the purchase price allocation for the acquisition of its Avis and Budget licensees in Norway, Sweden and Denmark, its Brazilian licensee and Maggiore Group. There were no material adjustments to the preliminary allocation. The fair value of the assets acquired and liabilities assumed in connection with the Company’s fourth quarter 2015 acquisition of its Avis licensee in Poland has not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price in the first half of 2016.

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended June 30, 2016 and 2015, the Company recorded losses on such items of $4 million and $6 million, respectively, and during the six months ended June 30, 2016 and 2015, the Company recorded losses of $7 million and $10 million, respectively.

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

In 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (the “T15 restructuring”). In first quarter 2016, the Company expanded the T15 restructuring to take advantage of additional efficiency opportunities. The expanded T15 restructuring fits within the initiative’s focus areas to identify best practices and drive efficiency throughout the organization, including the consolidation of rental locations. During the six months ended June 30, 2016, as part of this process, the Company formally communicated the termination of employment to approximately 420 employees, and as of June 30, 2016, the Company had terminated approximately 350 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company expects further restructuring expense of approximately $7 million related to this initiative to be incurred in 2016.

In conjunction with previous acquisitions, the Company identified opportunities to integrate and streamline its operations, primarily in Europe (the “Acquisition integration”). During the six months ended June 30, 2016, as part of this process, the Company formally communicated the termination of employment to approximately 105 employees, and as of June 30, 2016, the Company had terminated approximately 90 of these employees. The Company expects further restructuring expense of approximately $3 million related to this initiative to be incurred in 2016.

The following tables summarize the activity related to our restructuring liabilities:

		Americas	International	Total
Balance as of January 1, 2016		$1	$10	$11
T15 restructuring expense		8	7	15
Acquisition integration expense		—	6	6
Avis Europe restructuring expense		—	(1)	(1)
T15 restructuring payment/utilization		(7)	(2)	(9)
Acquisition integration payment		(1)	(11)	(12)
Avis Europe restructuring payment		—	(1)	(1)
Balance as of June 30, 2016		$1	$8	$9

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2016	$10	$1	$—	$11
T15 restructuring expense	11	1	3	15
Acquisition integration expense	6	—	—	6
Avis Europe restructuring expense	—	(1)	—	(1)
T15 restructuring payment/utilization	(6)	—	(3)	(9)
Acquisition integration payment	(12)	—	—	(12)
Avis Europe restructuring payment	(1)	—	—	(1)
Balance as of June 30, 2016	$8	$1	$—	$9
_________

(a)	Includes expense related primarily to the write-down of certain vehicle assets.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) for basic and diluted EPS	$36	$143	$(15)	$134

Basic weighted average shares outstanding	93.9	105.5	95.1	105.8
Options and non-vested stock (a)	1.2	1.2	—	1.3
Diluted weighted average shares outstanding	95.1	106.7	95.1	107.1

Earnings (loss) per share:
Basic	$0.39	$1.36	$(0.16)	$1.27
Diluted	$0.38	$1.34	$(0.16)	$1.25
__________

(a)
For the three months ended June 30, 2016 and 2015, 0.2 million non-vested stock awards have an anti-dilutive effect in each period and therefore are excluded from the computation of diluted weighted average shares outstanding. As the Company incurred a net loss for the six months ended June 30, 2016, 0.8 million outstanding options and 1.5 million non-vested stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the six months ended June 30, 2015, 0.1 million non-vested stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

4.	Other Current Assets

Other current assets consisted of:

	As of June 30, 2016	As of December 31, 2015
Sales and use taxes	$434	$159
Prepaid expenses	237	192
Other	185	156
Other current assets	$856	$507

5.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$267	$96	$171	$263	$81	$182
Customer relationships	225	80	145	222	68	154
Other	38	10	28	41	8	33
Total	$530	$186	$344	$526	$157	$369

Unamortized Intangible Assets
Goodwill (a)	$1,004			$973
Trademarks (a)	$552			$548
__________

(a)	The increase in the carrying amount since December 31, 2015 reflects currency translation.

For the three months ended June 30, 2016 and 2015, amortization expense related to amortizable intangible assets was approximately $16 million in each period. For the six months ended June 30, 2016 and 2015, amortization expense related to amortizable intangible assets was approximately $33 million and

$27 million, respectively. Based on the Company’s amortizable intangible assets at June 30, 2016, the Company expects amortization expense of approximately $31 million for the remainder of 2016, $55 million for 2017, $42 million for 2018, $39 million for 2019, $38 million for 2020 and $23 million for 2021, excluding effects of currency exchange rates.

6.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	June 30,	December 31,
	2016	2015
Rental vehicles	$14,284	$11,195
Less: Accumulated depreciation	(1,429)	(1,500)
	12,855	9,695
Vehicles held for sale	372	963
Vehicles, net	$13,227	$10,658

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation expense	$499	$490	$931	$913
Lease charges	42	35	76	68
Gain on sale of vehicles, net	(9)	(27)	(12)	(51)
Vehicle depreciation and lease charges, net	$532	$498	$995	$930

At June 30, 2016 and 2015, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $557 million and $577 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $251 million and $217 million, respectively.

7.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2016 is a benefit of 34.8%.

The Company’s effective tax rate for the six months ended June 30, 2015 is a benefit of 103.0%. Such rate differed from the Federal statutory rate of 35.0% primarily due to a $98 million income tax benefit related to resolution of a prior-year tax matter.

8.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	June 30,	December 31,
		2016	2015
4⅞% Senior Notes	November 2017	$—	$300
Floating Rate Senior Notes (a)	December 2017	249	249
Floating Rate Term Loan (b)	March 2019	144	970
6% Euro-denominated Senior Notes	March 2021	512	502
Floating Rate Term Loan (c)	March 2022	820	—
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
6⅜% Senior Notes	April 2024	350	—
5¼% Senior Notes	March 2025	375	375
Other (d)		59	46
Deferred financing fees		(53)	(55)
Total		3,530	3,461
Less: Short-term debt and current portion of long-term debt		28	26
Long-term debt		$3,502	$3,435
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.39% at June 30, 2016; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(b)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2016, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%.

(c)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2016, the floating rate term loan due 2022 bears interest at the greater of three-month LIBOR or 0.75%, plus 250 basis points, for an aggregate rate of 3.25%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.21%.

(d)	Primarily includes capital leases which are secured by liens on the related assets.

In March 2016, the Company issued $350 million of 6⅜% Senior Notes due 2024 at par. In May 2016, the Company used the net proceeds from the offering to redeem $300 million principal amount of its 4⅞% Senior Notes due 2017 for $304 million plus accrued interest and for general corporate purposes.

In May 2016, the Company extended the maturity date for $825 million of its $970 million existing corporate floating rate term loan borrowings by three years to March 2022. The extended portion now bears interest at LIBOR plus 2.50%, subject to a LIBOR floor of 0.75%.

Committed Credit Facilities and Available Funding Arrangements

At June 30, 2016, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2019 (a)	$1,800	$—	$1,177	$623
Other facilities (b)	3	3	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 3.13%.

At June 30, 2016, the Company had various uncommitted credit facilities available, under which it had drawn approximately $4 million, which bear interest at rates between 0.02% and 4.50%.

Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of June 30, 2016, the Company is in compliance with the financial covenants governing its indebtedness.

9.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2016	2015
Americas - Debt due to Avis Budget Rental Car Funding (a)	$8,029	$6,837
Americas - Debt borrowings (a)	978	643
International - Debt borrowings (a)	2,033	1,187
International - Capital leases	181	238
Other	2	8
Deferred financing fees (b)	(58)	(53)
Total	$11,165	$8,860
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of June 30, 2016 and December 31, 2015 were $42 million and $41 million, respectively.

During March 2016 and June 2016, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $450 million in asset-backed notes with an expected final payment date of June 2021 and approximately $500 million in asset-backed notes with an expected final payment date of November 2021, respectively. The weighted average interest rate for these borrowings was 3%.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at June 30, 2016.

Debt under Vehicle Programs
Within 1 year (a)	$1,822
Between 1 and 2 years	2,785
Between 2 and 3 years	3,393
Between 3 and 4 years	1,481
Between 4 and 5 years	1,224
Thereafter	518
Total	$11,223
__________

(a)	Vehicle backed debt maturing within one year primarily represents term asset-backed securities.

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2016, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,674	$8,029	$1,645
Americas - Debt borrowings (c)	1,037	978	59
International - Debt borrowings (d)	2,681	2,033	648
International - Capital leases (e)	208	181	27
Other	2	2	—
Total	$13,602	$11,223	$2,379
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $9.6 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $2.5 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.2 billion of underlying vehicles and related assets.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2016, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In February 2015, the French Competition Authority issued a statement of objections alleging that several car rental companies, including the Company and two of its European subsidiaries, engaged with (i) twelve French airports, the majority of which are controlled by public administrative bodies or the French state, and violated competition law through the distribution by airports of company-specific statistics to car rental companies operating at those airports and (ii) two other international car rental companies in a concerted practice relating to train station surcharges. In May 2016, the French Competition authority issued a second statement of objections reiterating the allegations that it raised in its first statement of objections. The Company believes that it has valid defenses and intends to vigorously defend against the allegations, but it is currently unable to predict the outcome of the proceedings or range of reasonably possible losses, which may be material.

In March 2015, the Canadian Competition Bureau filed an application with the Competition Tribunal alleging that the Company and two of its Canadian subsidiaries engaged in deceptive marketing practices with regard to certain charges that consumers are invoiced related to renting a vehicle and associated products in Canada. The application sought penalties against the Company and its subsidiaries totaling approximately $25 million as well as reimbursements to current and former customers of amounts collected and retained by the Company related to the alleged deceptive marketing practices. In June 2016, the Company and its subsidiaries reached an agreement to settle this application for an immaterial amount and to adopt a competition law compliance program.

The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including contract and licensee disputes, competition matters, employment matters, insurance claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. Excluding the French competition matter discussed above, the Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $30 million in excess of amounts accrued as of June 30, 2016; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $3.3 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Concentrations

Concentrations of credit risk at June 30, 2016 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Fiat, Kia, Toyota, Mercedes, Renault, Hyundai and BMW, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $55 million and $33 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

11.	Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to approximately $1.2 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. During the six months ended June 30, 2016, the Company repurchased approximately 6.5 million shares of common stock at a cost of approximately $180 million under the program. During the six months ended June 30, 2015, the Company repurchased approximately 2.2 million shares of common stock at a cost of approximately $116 million under the program. As of June 30, 2016, approximately $260 million of authorization remains available to repurchase common stock under this plan.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$36	$143	$(15)	$134
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(5), $7, $4 and $(17), respectively)	8	8	80	(84)
Net unrealized gain (loss) on available-for-sale securities (net of tax of $0 in each period)	—	(1)	—	(1)
Net unrealized gain (loss) on cash flow hedges (net of tax of $3, $0, $5 and $2, respectively)	(5)	—	(8)	(3)
Minimum pension liability adjustment (net of tax of $(1) in each period)	1	1	2	2
	4	8	74	(86)
Comprehensive income	$40	$151	$59	$48
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$(80)	$(2)	$—	$(65)	$(147)
Other comprehensive income (loss) before reclassifications	80	(10)	—	—	70
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2	4
Net current-period other comprehensive income (loss)	80	(8)	—	2	74
Balance, June 30, 2016	$—	$(10)	$—	$(63)	$(73)

Balance, January 1, 2015	$51	$(1)	$2	$(74)	$(22)
Other comprehensive income (loss) before reclassifications	(84)	—	(1)	3	(82)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(1)	(4)
Net current-period other comprehensive income (loss)	(84)	(3)	(1)	2	(86)
Balance, June 30, 2015	$(33)	$(4)	$1	$(72)	$(108)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $62 million gain, net of tax, as of June 30, 2016 related to the Company’s hedge of its net investment in Euro-denominated foreign operations (see Note 13 - Financial Instruments).

(a)
For the three and six months ended June 30, 2016, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $2 million ($1 million, net of tax) and $4 million ($2 million, net of tax), respectively. For the three and six months ended June 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $2 million ($2 million, net of tax) and $4 million ($3 million, net of tax), respectively.

(b)
For the three and six months ended June 30, 2016, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $3 million ($2 million, net of tax), respectively. For the three and six months ended June 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $1 million ($0 million, net of tax) and $2 million ($1 million, net of tax), respectively.

12.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $6 million and $6 million ($4 million and $4 million, net of tax) during the three months ended June 30, 2016 and 2015, respectively, and $14 million and $11 million ($9 million and $7 million, net of tax) during the six months ended June 30, 2016 and 2015, respectively. In jurisdictions with net operating loss carryforwards, exercises and/or vestings of stock-based awards have generated $106 million of total tax deductions at June 30, 2016. Approximately $41 million of tax benefits will be recorded in additional paid-in capital when these tax deductions are realized in these jurisdictions.

The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards containing a market condition were as follows:

	Six Months Ended June 30,
	2016	2015
Expected volatility of stock price	46%	37%
Risk-free interest rate	0.99%	0.74%
Valuation period	3 years	3 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market-Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016 (a)	819	$43.34	941	$35.18	111	$18.04
Granted	584	25.86	526	23.29	—	—
Vested (b)	(377)	34.93	(486)	25.12	(111)	18.04
Forfeited/expired	(13)	39.02	(41)	24.04	—	—
Outstanding at June 30, 2016 (c)	1,013	$36.45	940	$34.20	—	$—
__________

(a)
Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted during the six months ended June 30, 2015 was $61.17 and $55.51, respectively.

(b)
The total grant date fair value of RSUs vested during the six months ended June 30, 2016 and 2015 was $25 million and $24 million, respectively. The total grant date fair value of cash units vested during the six months ended June 30, 2016 and 2015 was $2 million in each period.

(c)
The Company’s outstanding time-based RSUs and performance-based and market-based RSUs had aggregate intrinsic values of $33 million and $30 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $41 million and will be recognized over a weighted average vesting period of 1.5 years. The Company assumes that substantially all outstanding awards will vest over time.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2016	827	$2.87	$28	3.3
Granted	—	—
Exercised	(6)	0.79	—
Forfeited/expired	—	—
Outstanding and exercisable at June 30, 2016	821	$2.88	$24	2.8

13.	Financial Instruments

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
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during the three and six months ended June 30, 2016 and 2015, was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. There was no ineffectiveness related to the Company’s cash flow hedges during the three and six months ended June 30, 2016 and 2015. The Company estimates that $7 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

The Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

The Company held derivative instruments with absolute notional values as follows:

As of June 30, 2016
Interest rate caps (a)	$9,608
Interest rate swaps	2,400
Foreign exchange contracts	993

Commodity contracts (millions of gallons of unleaded gasoline)	10
__________

(a)
Represents $7.3 billion of interest rate caps sold, partially offset by approximately $2.3 billion of interest rate caps purchased. These amounts exclude $5.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2016		As of December 31, 2015
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$15	$1	$5

Derivatives not designated as hedging instruments
Interest rate caps (b)	—	2	1	5
Foreign exchange contracts (c)	19	17	16	2
Commodity contracts (c)	—	—	—	1
Total	$19	$34	$18	$13
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss).

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives designated as hedging instruments (a)
Interest rate swaps	$(5)	$—	$(8)	$(3)
Euro-denominated notes	7	(11)	(7)	26
Derivatives not designated as hedging instruments (b)
Interest rate caps (c)	(1)	—	(1)	—
Foreign exchange contracts (d)	22	(19)	12	16
Commodity contracts (e)	2	4	—	4
Total	$25	$(26)	$(4)	$43
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)	For the three and six months ended June 30, 2016, included in operating expense.

(d)
For the three months ended June 30, 2016, included a $26 million gain in interest expense and a $4 million loss in operating expense and for the six months ended June 30, 2016, included a $35 million gain in interest expense and a $23 million loss in operating expense. For the three months ended June 30, 2015, included a $19 million loss in interest expense and for the six months ended June 30, 2015, included a $2 million gain in interest expense and a $14 million gain in operating expense.

(e)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$28	$28	$26	$26
Long-term debt	3,502	3,478	3,435	3,478

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$7,987	$8,070	$6,796	$6,836
Vehicle-backed debt	3,176	3,193	2,060	2,071
Interest rate swaps and interest rate caps (a)	2	2	4	4
 __________

(a)	Derivatives in a liability position.

14.	Segment Information

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

	Three Months Ended June 30,
	2016		2015
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,593	$163	$1,556	$178
International	650	57	617	61
Corporate and Other (a)	—	(16)	—	(12)
Total Company	$2,243	204	$2,173	227

Less:	Non-vehicle related depreciation and amortization	65		56
Interest expense related to corporate debt, net:
Interest expense		56		45
Early extinguishment of debt		10		23
Restructuring expense		5		3
Transaction-related costs, net		5		18
Income before income taxes		$63		$82
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

	Six Months Ended June 30,
	2016		2015
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,957	$226	$2,931	$293
International	1,167	58	1,092	77
Corporate and Other (a)	—	(36)	—	(26)
Total Company	$4,124	248	$4,023	344

Less:	Non-vehicle related depreciation and amortization	126		105
Interest expense related to corporate debt, net:
Interest expense		106		97
Early extinguishment of debt		10		23
Restructuring expense		20		4
Transaction-related costs, net		9		49
Income (loss) before income taxes		$(23)		$66
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

Since December 31, 2015, there have been no significant changes in segment assets other than the Company’s Americas and International segment assets under vehicle programs. As of June 30, 2016 and December 31, 2015, Americas segment assets under vehicle programs were approximately $10.9 billion and $9.4 billion, respectively; and International segment assets under vehicle programs were approximately $3.1 billion and $2.3 billion, respectively.

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, Consolidating Condensed Balance Sheets as of June 30, 2016 and December 31, 2015, and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 8 - Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended June 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,084	$489	$—	$1,573
Other	—	—	316	931	(577)	670
Net revenues	—	—	1,400	1,420	(577)	2,243

Expenses
Operating	1	1	666	454	—	1,122
Vehicle depreciation and lease charges, net	—	—	528	529	(525)	532
Selling, general and administrative	9	5	170	128	—	312
Vehicle interest, net	—	—	49	76	(52)	73
Non-vehicle related depreciation and amortization	—	—	40	25	—	65
Interest expense related to corporate debt, net:
Interest expense	—	42	1	13	—	56
Intercompany interest expense (income)	(3)	(2)	5	—	—	—
Early extinguishment of debt	—	10	—	—	—	10
Restructuring expense	—	—	1	4	—	5
Transaction-related costs, net	—	—	1	4	—	5
Total expenses	7	56	1,461	1,233	(577)	2,180
Income (loss) before income taxes and equity in earnings of subsidiaries	(7)	(56)	(61)	187	—	63
Provision for (benefit from) income taxes	(3)	(22)	37	15	—	27
Equity in earnings of subsidiaries	40	74	172	—	(286)	—
Net income	$36	$40	$74	$172	$(286)	$36

Comprehensive income	$40	$44	$83	$180	$(307)	$40

Six Months Ended June 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$2,013	$888	$—	$2,901
Other	—	—	587	1,725	(1,089)	1,223
Net revenues	—	—	2,600	2,613	(1,089)	4,124

Expenses
Operating	2	11	1,294	855	—	2,162
Vehicle depreciation and lease charges, net	—	—	989	996	(990)	995
Selling, general and administrative	19	10	319	233	—	581
Vehicle interest, net	—	—	94	143	(99)	138
Non-vehicle related depreciation and amortization	—	1	77	48	—	126
Interest expense related to corporate debt, net:
Interest expense	—	81	2	23	—	106
Intercompany interest expense (income)	(6)	(5)	11	—	—	—
Early extinguishment of debt	—	10	—	—	—	10
Restructuring expense	—	—	7	13	—	20
Transaction-related costs, net	—	1	1	7	—	9
Total expenses	15	109	2,794	2,318	(1,089)	4,147
Income (loss) before income taxes and equity in earnings of subsidiaries	(15)	(109)	(194)	295	—	(23)
Provision for (benefit from) income taxes	(6)	(43)	32	9	—	(8)
Equity in earnings (loss) of subsidiaries	(6)	60	286	—	(340)	—
Net income (loss)	$(15)	$(6)	$60	$286	$(340)	$(15)

Comprehensive income	$59	$68	$141	$365	$(574)	$59

Three Months Ended June 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,055	$478	$—	$1,533
Other	—	—	307	866	(533)	640
Net revenues	—	—	1,362	1,344	(533)	2,173

Expenses
Operating	1	5	654	432	—	1,092
Vehicle depreciation and lease charges, net	—	—	476	500	(478)	498
Selling, general and administrative	9	3	162	107	—	281
Vehicle interest, net	—	—	52	78	(55)	75
Non-vehicle related depreciation and amortization	—	1	33	22	—	56
Interest expense related to corporate debt, net:
Interest expense	—	42	(8)	11	—	45
Intercompany interest expense (income)	(3)	(3)	6	—	—	—
Early extinguishment of debt	—	23	—	—	—	23
Transaction-related costs, net	—	12	—	6	—	18
Restructuring expense	—	—	—	3	—	3
Total expenses	7	83	1,375	1,159	(533)	2,091
Income (loss) before income taxes and equity in earnings of subsidiaries	(7)	(83)	(13)	185	—	82
Provision for (benefit from) income taxes	(3)	(127)	53	16	—	(61)
Equity in earnings of subsidiaries	147	103	169	—	(419)	—
Net income	$143	$147	$103	$169	$(419)	$143

Comprehensive income	$151	$155	$111	$177	$(443)	$151

Six Months Ended June 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,997	$855	$—	$2,852
Other	—	—	574	1,619	(1,022)	1,171
Net revenues	—	—	2,571	2,474	(1,022)	4,023

Expenses
Operating	1	9	1,262	805	—	2,077
Vehicle depreciation and lease charges, net	—	—	912	931	(913)	930
Selling, general and administrative	17	6	302	204	—	529
Vehicle interest, net	—	—	101	151	(109)	143
Non-vehicle related depreciation and amortization	—	1	66	38	—	105
Interest expense related to corporate debt, net:
Interest expense	—	82	(7)	22	—	97
Intercompany interest expense (income)	(6)	(5)	6	5	—	—
Early extinguishment of debt	—	23	—	—	—	23
Transaction-related costs, net	—	18	1	30	—	49
Restructuring expense	—	—	1	3	—	4
Total expenses	12	134	2,644	2,189	(1,022)	3,957
Income (loss) before income taxes and equity in earnings of subsidiaries	(12)	(134)	(73)	285	—	66
Provision for (benefit from) income taxes	(5)	(147)	61	23	—	(68)
Equity in earnings of subsidiaries	141	128	262	—	(531)	—
Net income	$134	$141	$128	$262	$(531)	$134

Comprehensive income	$48	$55	$44	$178	$(277)	$48

Consolidating Condensed Balance Sheets

As of June 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$81	$—	$443	$—	$527
Receivables, net	—	—	249	511	—	760
Other current assets	5	111	102	638	—	856
Total current assets	8	192	351	1,592	—	2,143

Property and equipment, net	—	142	346	195	—	683
Deferred income taxes	20	1,232	255	—	(17)	1,490
Goodwill	—	—	489	515	—	1,004
Other intangibles, net	—	29	512	355	—	896
Other non-current assets	95	18	20	111	—	244
Intercompany receivables	166	348	1,166	767	(2,447)	—
Investment in subsidiaries	165	3,573	3,773	—	(7,511)	—
Total assets exclusive of assets under vehicle programs	454	5,534	6,912	3,535	(9,975)	6,460

Assets under vehicle programs:
Program cash	—	—	—	182	—	182
Vehicles, net	—	17	80	13,130	—	13,227
Receivables from vehicle manufacturers and other	—	1	—	252	—	253
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	361	—	361
	—	18	80	13,925	—	14,023
Total assets	$454	$5,552	$6,992	$17,460	$(9,975)	$20,483

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$25	$189	$585	$944	$—	$1,743
Short-term debt and current portion of long-term debt	—	15	4	9	—	28
Total current liabilities	25	204	589	953	—	1,771

Long-term debt	—	2,986	2	514	—	3,502
Other non-current liabilities	90	97	237	366	(17)	773
Intercompany payables	—	2,099	347	1	(2,447)	—
Total liabilities exclusive of liabilities under vehicle programs	115	5,386	1,175	1,834	(2,464)	6,046

Liabilities under vehicle programs:
Debt	—	1	71	3,106	—	3,178
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,987	—	7,987
Deferred income taxes	—	—	2,173	177	—	2,350
Other	—	—	—	583	—	583
	—	1	2,244	11,853	—	14,098
Total stockholders’ equity	339	165	3,573	3,773	(7,511)	339
Total liabilities and stockholders’ equity	$454	$5,552	$6,992	$17,460	$(9,975)	$20,483

As of December 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$70	$—	$378	$—	$452
Receivables, net	—	—	212	456	—	668
Other current assets	2	78	83	344	—	507
Total current assets	6	148	295	1,178	—	1,627

Property and equipment, net	—	134	345	202	—	681
Deferred income taxes	20	1,246	253	—	(31)	1,488
Goodwill	—	—	487	486	—	973
Other intangibles, net	—	30	525	362	—	917
Other non-current assets	93	15	17	107	—	232
Intercompany receivables	160	367	1,070	696	(2,293)	—
Investment in subsidiaries	272	3,426	3,680	—	(7,378)	—
Total assets exclusive of assets under vehicle programs	551	5,366	6,672	3,031	(9,702)	5,918

Assets under vehicle programs:
Program cash	—	—	—	258	—	258
Vehicles, net	—	18	78	10,562	—	10,658
Receivables from vehicle manufacturers and other	—	—	—	438	—	438
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	18	78	11,620	—	11,716
Total assets	$551	$5,384	$6,750	$14,651	$(9,702)	$17,634

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$24	$180	$471	$810	$—	$1,485
Short-term debt and current portion of long-term debt	—	14	5	7	—	26
Total current liabilities	24	194	476	817	—	1,511

Long-term debt	—	2,932	2	501	—	3,435
Other non-current liabilities	88	85	237	355	(31)	734
Intercompany payables	—	1,897	336	60	(2,293)	—
Total liabilities exclusive of liabilities under vehicle programs	112	5,108	1,051	1,733	(2,324)	5,680

Liabilities under vehicle programs:
Debt	—	4	74	1,986	—	2,064
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,796	—	6,796
Deferred income taxes	—	—	2,199	168	—	2,367
Other	—	—	—	288	—	288
	—	4	2,273	9,238	—	11,515
Total stockholders’ equity	439	272	3,426	3,680	(7,378)	439
Total liabilities and stockholders’ equity	$551	$5,384	$6,750	$14,651	$(9,702)	$17,634

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$80	$144	$30	$896	$(80)	$1,070

Investing activities
Property and equipment additions	—	(11)	(46)	(32)	—	(89)
Proceeds received on asset sales	—	4	1	2	—	7
Net assets acquired (net of cash acquired)	—	—	(1)	(2)	—	(3)
Intercompany loan receipts (advances)	—	—	28	—	(28)	—
Other, net	93	—	—	4	(93)	4
Net cash provided by (used in) investing activities exclusive of vehicle programs	93	(7)	(18)	(28)	(121)	(81)

Vehicle programs:
Decrease in program cash	—	—	—	82	—	82
Investment in vehicles	—	(2)	(7)	(8,491)	—	(8,500)
Proceeds received on disposition of vehicles	—	20	—	5,398	—	5,418
	—	18	(7)	(3,011)	—	(3,000)
Net cash provided by (used in) investing activities	93	11	(25)	(3,039)	(121)	(3,081)

Financing activities
Proceeds from long-term borrowings	—	557	—	1	—	558
Payments on long-term borrowings	—	(518)	(1)	(1)	—	(520)
Intercompany loan borrowings (payments)	—	—	—	(28)	28	—
Repurchases of common stock	(174)	—	—	—	—	(174)
Debt financing fees	—	(10)	—	—	—	(10)
Other, net	—	(173)	—	—	173	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(174)	(144)	(1)	(28)	201	(146)

Vehicle programs:
Proceeds from borrowings	—	—	—	9,850	—	9,850
Payments on borrowings	—	—	(4)	(7,610)	—	(7,614)
Debt financing fees	—	—	—	(17)		(17)
	—	—	(4)	2,223	—	2,219
Net cash provided by (used in) financing activities	(174)	(144)	(5)	2,195	201	2,073

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	13	—	13

Net increase (decrease) in cash and cash equivalents	(1)	11	—	65	—	75
Cash and cash equivalents, beginning of period	4	70	—	378	—	452
Cash and cash equivalents, end of period	$3	$81	$—	$443	$—	$527

Six Months Ended June 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$3	$158	$69	$797	$—	$1,027

Investing activities
Property and equipment additions	—	(11)	(38)	(31)	—	(80)
Proceeds received on asset sales	—	3	—	3	—	6
Net assets acquired (net of cash acquired)	—	(8)	—	(214)	—	(222)
Intercompany loan receipts (advances)	—	(30)	(94)	—	124	—
Other, net	114	(95)	1	—	(21)	(1)
Net cash provided by (used in) investing activities exclusive of vehicle programs	114	(141)	(131)	(242)	103	(297)

Vehicle programs:
Increase in program cash	—	—	—	(30)	—	(30)
Investment in vehicles	—	(1)	(2)	(7,936)	—	(7,939)
Proceeds received on disposition of vehicles	—	9	—	4,540	—	4,549
	—	8	(2)	(3,426)	—	(3,420)
Net cash provided by (used in) investing activities	114	(133)	(133)	(3,668)	103	(3,717)

Financing activities
Proceeds from long-term borrowings	—	375	—	1	—	376
Payments on long-term borrowings	—	(250)	(2)	(29)	—	(281)
Net change in short-term borrowings	—	—	—	(13)	—	(13)
Intercompany loan borrowings (payments)	—	—	—	124	(124)	—
Repurchases of common stock	(114)	—	—	—	—	(114)
Debt financing fees	—	(7)	—	—	—	(7)
Other, net	—	(114)	70	23	21	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(114)	4	68	106	(103)	(39)

Vehicle programs:
Proceeds from borrowings	—	—	—	9,018	—	9,018
Payments on borrowings	—	—	(4)	(6,343)	—	(6,347)
Debt financing fees	—	—	—	(17)	—	(17)
	—	—	(4)	2,658	—	2,654
Net cash provided by (used in) financing activities	(114)	4	64	2,764	(103)	2,615

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(20)	—	(20)

Net increase (decrease) in cash and cash equivalents	3	29	—	(127)	—	(95)
Cash and cash equivalents, beginning of period	2	210	—	412	—	624
Cash and cash equivalents, end of period	$5	$239	$—	$285	$—	$529

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the six months ended June 30, 2016:

•	Our net revenues totaled $4.1 billion and grew 3% compared to the six months ended June 30, 2015, despite a 1% negative impact from currency exchange rate movements.

•
Our net loss was $15 million, representing a $149 million year-over-year decline in earnings, and our Adjusted EBITDA was $248 million, representing a $96 million year-over-year decline, due to lower pricing, higher per-unit fleet costs and a $29 million (8%) negative impact from currency exchange rate movements.

•	We repurchased $180 million of our common stock, reducing our shares outstanding by approximately 6.5 million shares, or 7%.

•	We issued $350 million of 6⅜% Senior Notes due 2024, the proceeds of which were used primarily to redeem all $300 million of our outstanding 4⅞% Senior Notes due 2017.

•	We extended the maturity date for $825 million of our existing $970 million corporate term loan borrowings by three years, to March 2022.

RESULTS OF OPERATIONS

We measure performance principally using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers, both of which exclude our U.S. truck rental and Zipcar car sharing operations. We also measure our ancillary revenues (rental-transaction revenue other than T&M revenue), such as from the sale of collision and loss damage waivers, insurance products, fuel service options and portable GPS navigation unit rentals. Our vehicle rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics. In addition, per-unit fleet costs exclude our U.S. truck rental operations. We present currency exchange rate impacts to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate impacts are calculated by translating the current-year results at the prior-period average exchange rate.

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

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Our consolidated results of operations comprised the following:

	Three Months Ended June 30,
	2016	2015	Change	% Change
Revenues
Vehicle rental	$1,573	$1,533	$40	3%
Other	670	640	30	5%
Net revenues	2,243	2,173	70	3%

Expenses
Operating	1,122	1,092	30	3%
Vehicle depreciation and lease charges, net	532	498	34	7%
Selling, general and administrative	312	281	31	11%
Vehicle interest, net	73	75	(2)	(3%)
Non-vehicle related depreciation and amortization	65	56	9	16%
Interest expense related to corporate debt, net:
Interest expense	56	45	11	24%
Early extinguishment of debt	10	23	(13)	(57%)
Restructuring expense	5	3	2	67%
Transaction-related costs, net	5	18	(13)	(72%)
Total expenses	2,180	2,091	89	4%

Income before income taxes	63	82	(19)	(23%)
Provision for (benefit from) income taxes	27	(61)	88	*

Net income	$36	$143	$(107)	(75%)
_________

*	Not meaningful

During second quarter 2016, our net revenues increased as a result of a 3% increase in total rental days, partially offset by a $12 million (1%) negative impact from currency exchange rate movements.

Total expenses increased as a result of increased volumes, including a 2% increase in our car rental fleet, increased marketing costs and commissions and increased vehicle maintenance and damage expense, as well as a 4% increase in per-unit fleet costs. These increases were partially offset by a $16 million (1%) favorable impact on expenses from currency exchange rate movements. Our effective tax rates were a provision of 43% and a benefit of 74%, which included a $98 million income tax benefit related to the resolution of a prior-year tax matter, for the three months ended June 30, 2016 and 2015, respectively. As a result of these items, our net income decreased by $107 million.

For the three months ended June 30, 2016, the Company reported earnings of $0.38 per diluted share, which includes after-tax debt extinguishment costs of ($0.06) per share, after-tax restructuring expense of ($0.04) per share and after-tax transaction-related costs of ($0.04) per share. For the three months ended June 30, 2015, the Company reported earnings of $1.34 per diluted share, which includes after-tax transaction-related costs of ($0.17) per share, after-tax debt extinguishment costs of ($0.13) per share, after-tax restructuring expense of ($0.02) per share and an income tax benefit related to resolution of a prior-year tax matter of $0.92 per share.

In the three months ended June 30, 2016:

•	Operating expenses decreased to 50.0% of revenue from 50.3% in second quarter 2015.

•	Vehicle depreciation and lease charges increased to 23.7% of revenue from 22.9% in second quarter 2015, primarily due to higher per-unit fleet costs, partially offset by higher utilization.

•	Selling, general and administrative costs increased to 13.9% of revenue from 12.9% in second quarter 2015, primarily due to increased marketing costs and commissions.

•	Vehicle interest costs were 3.3% of revenue compared to 3.4% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2016	2015	% Change	2016	2015	% Change
Americas	$1,593	$1,556	2%	$163	$178	(8%)
International	650	617	5%	57	61	(7%)
Corporate and Other (a)	—	—	*	(16)	(12)	*
Total Company	$2,243	$2,173	3%	204	227	(10%)

Less:	Non-vehicle related depreciation and amortization			65	56
Interest expense related to corporate debt, net:
Interest expense				56	45
Early extinguishment of debt				10	23
Restructuring expense				5	3
Transaction-related costs, net (b)				5	18
Income before income taxes				$63	$82
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	2016	2015	% Change
Revenue	$1,593	$1,556	2%
Adjusted EBITDA	163	178	(8%)

Revenues increased 2% in second quarter 2016 compared with second quarter 2015, primarily due to 2% growth in rental volumes and a 1% increase in pricing (including a $4 million (1%) negative impact from currency exchange rates).

Adjusted EBITDA decreased 8% in second quarter 2016 compared with second quarter 2015, due to a 6% increase in per-unit fleet costs (including a 1% favorable impact from currency exchange rates) and increased marketing costs and commissions, partially offset by higher pricing and an increase in rental volumes.

In the three months ended June 30, 2016:

•	Operating expenses were 48.6% of revenue compared to 48.5% in second quarter 2015.

•	Vehicle depreciation and lease charges increased to 25.9% of revenue from 24.8% in the prior-year period, principally due to higher per-unit fleet costs, partially offset by higher utilization.

•	Selling, general and administrative costs were 11.7% of revenue, an increase from 11.4% in second quarter 2015, due to increased marketing costs and commissions.

•	Vehicle interest costs decreased to 3.6% of revenue compared to 3.9% in second quarter 2015.

International

	2016	2015	% Change
Revenue	$650	$617	5%
Adjusted EBITDA	57	61	(7%)

Revenues increased 5% in second quarter 2016 compared to second quarter 2015, primarily due to an 8% increase in rental volumes, partially offset by a 4% decrease in pricing (including a $3 million (1%) negative impact from currency exchange rate changes).

Adjusted EBITDA decreased $4 million in second quarter 2016 compared to second quarter 2015, due to lower pricing and increased marketing costs and commissions, partially offset by increased rental volumes and a $3 million (5%) favorable impact from currency exchange rate movements.

In the three months ended June 30, 2016:

•	Operating expenses decreased to 53.3% of revenue from 54.6% in the prior-year period, due to increased rental volumes and ancillary revenue, partially offset by lower pricing.

•	Vehicle depreciation and lease charges were 18.4% of revenue compared to 18.2% in second quarter 2015.

•	Selling, general and administrative costs increased to 17.1% of revenue compared to 14.9% in the prior-year period, principally due to increased marketing costs and commissions.

•	Vehicle interest costs were 2.5% of revenue compared to 2.3% in second quarter 2015.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2016	2015	Change	% Change
Revenues
Vehicle rental	$2,901	$2,852	$49	2%
Other	1,223	1,171	52	4%
Net revenues	4,124	4,023	101	3%

Expenses
Operating	2,162	2,077	85	4%
Vehicle depreciation and lease charges, net	995	930	65	7%
Selling, general and administrative	581	529	52	10%
Vehicle interest, net	138	143	(5)	(3%)
Non-vehicle related depreciation and amortization	126	105	21	20%
Interest expense related to corporate debt, net:
Interest expense	106	97	9	9%
Early extinguishment of debt	10	23	(13)	(57%)
Restructuring expense	20	4	16	*
Transaction-related costs, net	9	49	(40)	(82%)
Total expenses	4,147	3,957	190	5%

Income (loss) before income taxes	(23)	66	(89)	*
Benefit from income taxes	(8)	(68)	60	(88%)

Net income (loss)	$(15)	$134	$(149)	*
_________

*	Not meaningful

During the six months ended June 30, 2016, our net revenues increased as a result of a 5% increase in total rental days, partially offset by a 3% decrease in pricing (including a $27 million (1%) negative impact from currency exchange rate movements).

Total expenses increased as a result of increased volumes, including a 4% increase in our car rental fleet, increased marketing costs and commissions and increased vehicle maintenance and damage expense, as well as a 3% increase in per-unit fleet costs. These increases were partially offset by an approximately $19 million favorable impact on expenses from currency exchange rate movements. Our effective tax rates were a benefit of 35% and 103%, which included a $98 million income tax benefit related to the resolution of a prior-year tax matter, for the six months ended June 30, 2016 and 2015, respectively. As a result of these items, our net income decreased by $149 million.

For the six months ended June 30, 2016, the Company reported a loss of $0.16 per diluted share, which includes after-tax restructuring expense of ($0.15) per share, after-tax transaction-related costs of ($0.07) per share and after-tax debt extinguishment costs of ($0.06) per share. For the six months ended June 30, 2015, the Company reported earnings of $1.25 per diluted share, which includes after-tax transaction-related costs of ($0.36) per share, after-tax debt extinguishment costs of ($0.13) per share, after-tax restructuring expense of ($0.03) per share and an income tax benefit related to resolution of a prior-year tax matter of $0.91 per share.

In the six months ended June 30, 2016:

•	Operating expenses increased to 52.4% of revenue from 51.6% in the prior-year period, primarily due to lower pricing.

•
Vehicle depreciation and lease charges increased to 24.1% of revenue from 23.1% in the six months ended June 30, 2015, primarily due to higher per-unit fleet costs and lower pricing, partially offset by higher utilization.

•	Selling, general and administrative costs increased to 14.1% of revenue from 13.1% in first half 2015, primarily due to increased marketing costs and commissions and lower pricing.

•	Vehicle interest costs were 3.3% of revenue compared to 3.5% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2016	2015	% Change	2016	2015	% Change
Americas	$2,957	$2,931	1%	$226	$293	(23%)
International	1,167	1,092	7%	58	77	(25%)
Corporate and Other (a)	—	—	*	(36)	(26)	*
Total Company	$4,124	$4,023	3%	248	344	(28%)

Less:	Non-vehicle related depreciation and amortization			126	105
Interest expense related to corporate debt, net:
Interest expense				106	97
Early extinguishment of debt				10	23
Restructuring expense				20	4
Transaction-related costs, net (b)				9	49
Income (loss) before income taxes				$(23)	$66
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	2016	2015	% Change
Revenue	$2,957	$2,931	1%
Adjusted EBITDA	226	293	(23%)

Revenues increased 1% during the six months ended June 30, 2016 compared with the same period in 2015, primarily due to 2% growth in rental volumes, largely offset by a 2% decrease in pricing (including a $10 million (1%) negative impact from currency exchange rates).

Adjusted EBITDA decreased 23% in the six months ended June 30, 2016 compared with the same period 2015, due to a 6% increase in per-unit fleet costs, lower pricing and a $4 million (1%) negative impact from currency exchange rate movements, partially offset by increased rental volumes.

In the six months ended June 30, 2016:

•	Operating expenses increased to 50.6% of revenue, compared to 50.0% in the prior-year period, primarily due to lower pricing.

•
Vehicle depreciation and lease charges increased to 26.2% of revenue from 24.8% in the prior-year period, principally due to higher per-unit fleet costs and lower pricing, partially offset by higher utilization.

•	Selling, general and administrative costs were 11.9% of revenue, an increase from 11.3% in first half 2015, primarily due to higher marketing costs and commissions.

•	Vehicle interest costs were 3.7% of revenue compared to 4.0% in the six months ended June 30, 2015.

International

	2016	2015	% Change
Revenue	$1,167	$1,092	7%
Adjusted EBITDA	58	77	(25%)

Revenues increased 7% in the six months ended June 30, 2016 compared with the same period in 2015, primarily due to a 14% increase in rental volumes, partially offset by a 6% decrease in pricing (including an $17 million (2%) negative impact from currency exchange rate changes).

Adjusted EBITDA decreased 25% in the six months ended June 30, 2016 compared with the same period in 2015, due to lower pricing and a $25 million (32%) negative impact from currency exchange rate movements, including gains and losses on currency hedges, partially offset by increased rental volumes.

In the six months ended June 30, 2016:

•	Operating expenses increased to 56.5% of revenue from 55.8% in the prior-year period, principally due to lower pricing, partially offset by increased rental volumes.

•	Vehicle depreciation and lease charges, at 18.8% of revenue, remained level compared to first half 2015.

•	Selling, general and administrative costs increased to 17.2% of revenue compared to 16.0% in the prior-year period, primarily due to increased marketing costs and commissions.

•	Vehicle interest costs were 2.5% of revenue compared to 2.4% in the six months ended June 30, 2015.

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

FINANCIAL CONDITION

	June 30, 2016	December 31, 2015	Change
Total assets exclusive of assets under vehicle programs	$6,460	$5,918	$542
Total liabilities exclusive of liabilities under vehicle programs	6,046	5,680	366
Assets under vehicle programs	14,023	11,716	2,307
Liabilities under vehicle programs	14,098	11,515	2,583
Stockholders’ equity	339	439	(100)

Total assets exclusive of assets under vehicle programs increased primarily due to a seasonal increase in value-added tax receivables, which are recoverable from government agencies. Total liabilities exclusive of liabilities under vehicle programs increased primarily due to a seasonal increase in accounts payable.

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet. The decrease in stockholders’ equity is primarily due to the repurchase of our common stock, partially offset by currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the six months ended June 30, 2016, we issued $350 million of 6⅜% Senior Notes due 2024 at par. The proceeds from these borrowings were used to redeem $300 million principal amount of our 4⅞% Senior Notes due 2017 during second quarter 2016 and for general corporate purposes. In addition, we repurchased approximately 6.5 million shares of our outstanding common stock for $180 million during the six months ended June 30, 2016, and increased our borrowings under vehicle programs to fund the seasonal increase in our rental fleet.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2016	2015	Change
Cash provided by (used in):
Operating activities	$1,070	$1,027	$43
Investing activities	(3,081)	(3,717)	636
Financing activities	2,073	2,615	(542)
Effect of exchange rate changes	13	(20)	33
Net increase (decrease) in cash and cash equivalents	75	(95)	170
Cash and cash equivalents, beginning of period	452	624	(172)
Cash and cash equivalents, end of period	$527	$529	$(2)

Cash provided by operating activities during the six months ended June 30, 2016 was substantially unchanged compared with the same period in 2015.

The decrease in cash used in investing activities during the six months ended June 30, 2016 compared with the same period in 2015 is primarily due to an increase in proceeds received on the disposition of vehicles and reduced business acquisition activity, partially offset by an increase in vehicle purchases.

The decrease in cash provided by financing activities during the six months ended June 30, 2016 compared with the same period in 2015 is primarily due to a decrease in net borrowings under vehicle programs and an increase in share repurchases.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2016, we had approximately $15 billion of indebtedness, including corporate indebtedness of approximately $4 billion and debt under vehicle programs of approximately $11 billion.

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	June 30,	December 31,
		2016	2015
4⅞% Senior Notes	November 2017	$—	$300
Floating Rate Senior Notes (a)	December 2017	249	249
Floating Rate Term Loan (b)	March 2019	144	970
6% Euro-denominated Senior Notes	March 2021	512	502
Floating Rate Term Loan (c)	March 2022	820	—
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
6⅜% Senior Notes	April 2024	350	—
5¼% Senior Notes	March 2025	375	375
Other (d)		59	46
Deferred financing fees		(53)	(55)
Total		$3,530	$3,461
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.39% at June 30, 2016; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(b)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2016, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.00%.

(c)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2016, the floating rate term loan due 2022 bears interest at the greater of three-month LIBOR or 0.75%, plus 250 basis points, for an aggregate rate of 3.25%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.21%.

(d)	Primarily includes capital leases which are secured by liens on the related assets.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of	As of
	June 30,	December 31,
	2016	2015
Americas - Debt due to Avis Budget Rental Car Funding (a)	$8,029	$6,837
Americas - Debt borrowings (a)	978	643
International - Debt borrowings (a)	2,033	1,187
International - Capital leases	181	238
Other	2	8
Deferred financing fees (b)	(58)	(53)
Total	$11,165	$8,860
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of June 30, 2016 and December 31, 2015 were $42 million and $41 million, respectively.

As of June 30, 2016, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2019 (a)	$1,800	$—	$1,177	$623
Other facilities (b)	3	3	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 3.13%.

At June 30, 2016, we had various uncommitted credit facilities available, under which we had drawn approximately $4 million, which bear interest at rates between 0.02% and 4.50%.
The following table presents available funding under our debt arrangements related to our vehicle programs at June 30, 2016:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,674	$8,029	$1,645
Americas - Debt borrowings (c)	1,037	978	59
International - Debt borrowings (d)	2,681	2,033	648
International - Capital leases (e)	208	181	27
Other	2	2	—
Total	$13,602	$11,223	$2,379
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $9.6 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $2.5 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.2 billion of underlying vehicles and related assets.

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

As discussed above, as of June 30, 2016, we have cash and cash equivalents of $527 million, available borrowing capacity under our committed credit facilities of approximately $0.6 billion and available capacity under our vehicle programs of approximately $2.4 billion.

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

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings, including a maximum leverage ratio. As of June 30, 2016, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2015 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2015 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $3.9 billion from December 31, 2015, to approximately $3.3 billion at June 30, 2016. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 8 and 9 to our Consolidated Condensed Financial Statements.

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

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2016 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended June 30, 2016. For additional information regarding our long-term borrowings and financial instruments, see Notes 8, 9 and 13 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

In May 2016, the French Competition Authority issued a second statement of objections affirming the allegations that it raised in its first statement of objections, issued in February 2015. The Company believes that it has valid defenses and intends to vigorously defend against the allegations, but it is currently unable to predict the outcome of the proceedings or range of reasonably possible losses, which may be material.

In June 2016, the Company and its subsidiaries reached an agreement to settle its Canadian Competition matter for an immaterial amount and to adopt a competition law compliance program.

For additional information regarding the Company’s legal proceedings, please refer to the Company’s 2015 Form 10-K and Note 10 to our Consolidated Condensed Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s common stock repurchases by month for the quarter ended June 30, 2016:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2016	738,959	$24.06	738,959	$342,639,998
May 2016	1,013,358	26.40	1,013,358	315,890,264
June 2016	1,744,808	31.76	1,744,808	260,474,535
Total	3,497,125	$28.58	3,497,125	$260,474,535
__________

(a)
Excludes, for the three months ended June 30, 2016, 1,026 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

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

AVIS BUDGET GROUP, INC.

Date:	August 3, 2016
/s/ David B. Wyshner
David B. Wyshner
President and
Chief Financial Officer

Date:	August 3, 2016
/s/ David T. Calabria
David T. Calabria
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1
First Amendment, dated as of May 20, 2016, to the Third Amended and Restated Credit Agreement dated as of October 3, 2014, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, the subsidiary borrowers from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2016).

10.2	Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 29, 2016).
10.3
Series 2016-2 Supplement, dated as of June 1, 2016, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2016-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2016).

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