Form 10-Q
period 2016-09-30
AVIS BUDGET GROUP, INC.
filed 2016-11-03
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the issuer’s common stock was 87,889,621 shares as of October 31, 2016.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Vehicle rental	$1,871	$1,832	$4,772	$4,684
Other	785	745	2,008	1,916
Net revenues	2,656	2,577	6,780	6,600

Expenses
Operating	1,219	1,202	3,381	3,279
Vehicle depreciation and lease charges, net	576	555	1,571	1,485
Selling, general and administrative	315	314	896	843
Vehicle interest, net	77	75	215	218
Non-vehicle related depreciation and amortization	63	56	189	161
Interest expense related to corporate debt, net:
Interest expense	51	49	157	146
Early extinguishment of debt	—	—	10	23
Restructuring expense	6	6	26	10
Transaction-related costs, net	4	8	13	57
Total expenses	2,311	2,265	6,458	6,222

Income before income taxes	345	312	322	378
Provision for income taxes	136	128	128	60

Net income	$209	$184	$194	$318

Comprehensive income	$235	$150	$294	$198

Earnings per share
Basic	$2.32	$1.80	$2.07	$3.04
Diluted	$2.28	$1.77	$2.05	$3.00
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$985	$452
Receivables, net	822	668
Other current assets	635	507
Total current assets	2,442	1,627

Property and equipment, net	671	681
Deferred income taxes	1,443	1,488
Goodwill	1,013	973
Other intangibles, net	885	917
Other non-current assets	224	232
Total assets exclusive of assets under vehicle programs	6,678	5,918

Assets under vehicle programs:
Program cash	126	258
Vehicles, net	11,724	10,658
Receivables from vehicle manufacturers and other	586	438
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	361	362
	12,797	11,716
Total assets	$19,475	$17,634

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,713	$1,485
Short-term debt and current portion of long-term debt	338	26
Total current liabilities	2,051	1,511

Long-term debt	3,528	3,435
Other non-current liabilities	763	734
Total liabilities exclusive of liabilities under vehicle programs	6,342	5,680

Liabilities under vehicle programs:
Debt	2,966	2,064
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	7,134	6,796
Deferred income taxes	2,370	2,367
Other	189	288
	12,659	11,515
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, at each date	1	1
Additional paid-in capital	6,940	7,010
Accumulated deficit	(1,608)	(1,802)
Accumulated other comprehensive loss	(47)	(147)
Treasury stock, at cost—48 and 39 shares, respectively	(4,812)	(4,623)
Total stockholders’ equity	474	439
Total liabilities and stockholders’ equity	$19,475	$17,634
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$194	$318
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,453	1,423
Gain on sale of vehicles, net	(15)	(58)
Non-vehicle related depreciation and amortization	189	161
Stock-based compensation	21	22
Amortization of debt financing fees	29	31
Early extinguishment of debt costs	10	23
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(149)	(131)
Income taxes and deferred income taxes	80	43
Accounts payable and other current liabilities	33	(28)
Other, net	256	234
Net cash provided by operating activities	2,101	2,038

Investing activities
Property and equipment additions	(125)	(126)
Proceeds received on asset sales	10	8
Net assets acquired (net of cash acquired)	(4)	(225)
Other, net	4	3
Net cash used in investing activities exclusive of vehicle programs	(115)	(340)

Vehicle programs:
Decrease (increase) in program cash	138	(71)
Investment in vehicles	(10,151)	(9,762)
Proceeds received on disposition of vehicles	7,373	6,756
	(2,640)	(3,077)
Net cash used in investing activities	(2,755)	(3,417)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Financing activities
Proceeds from long-term borrowings	896	377
Payments on long-term borrowings	(527)	(290)
Net change in short-term borrowings	1	(23)
Repurchases of common stock	(289)	(270)
Debt financing fees	(15)	(7)
Net cash provided by (used in) financing activities exclusive of vehicle programs	66	(213)

Vehicle programs:
Proceeds from borrowings	11,879	11,532
Payments on borrowings	(10,752)	(9,933)
Debt financing fees	(20)	(17)
	1,107	1,582
Net cash provided by financing activities	1,173	1,369

Effect of changes in exchange rates on cash and cash equivalents	14	(29)

Net increase (decrease) in cash and cash equivalents	533	(39)
Cash and cash equivalents, beginning of period	452	624
Cash and cash equivalents, end of period	$985	$585
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. During the nine months ended September 30, 2016, the Company completed the purchase price allocation for the acquisition of its Avis and Budget licensees in Norway, Sweden and Denmark, its Avis and Budget licensee in Brazil and Maggiore Group. There were no material adjustments to the preliminary allocation. The fair value of the assets acquired and liabilities assumed in connection with the Company’s fourth quarter 2015 acquisition of its Avis licensee in Poland has not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price during the nine months ended September 30, 2016.

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended September 30, 2016 and 2015, the Company recorded losses on such items of $1 million in each period, and during the nine months ended September 30, 2016 and 2015, the Company recorded losses of $8 million and $10 million, respectively.

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

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flow. ASU 2016-15 becomes effective for the Company on January 1, 2018. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, minimum statutory withholding requirements and classification in the statement of cash flow. ASU 2016-09 becomes effective for the Company on January 1, 2017. The Company is currently evaluating the effect of this accounting pronouncement on its Consolidated Financial Statements.

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

In 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (the “T15 restructuring”). In first quarter 2016, the Company expanded the T15 restructuring to take advantage of additional efficiency opportunities. The expanded T15 restructuring fits within the initiative’s focus areas to identify best practices and drive efficiency throughout the organization, including the consolidation of rental locations. During the nine months ended September 30, 2016, as part of this process, the Company formally communicated the termination of employment to approximately 565 employees, and as of September 30, 2016, the Company had terminated approximately 425 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company expects further restructuring expense of approximately $2 million related to this initiative to be incurred in 2016.

In conjunction with previous acquisitions, the Company identified opportunities to integrate and streamline its operations, primarily in Europe (the “Acquisition integration”). During the nine months ended September 30, 2016, as part of this process, the Company formally communicated the termination of employment to approximately 125 employees, and as of September 30, 2016, the Company had terminated approximately 110 of these employees. The Company expects further restructuring expense of approximately $2 million related to this initiative to be incurred in 2016.

The following tables summarize the activity related to our restructuring liabilities:

		Americas	International	Total
Balance as of January 1, 2016		$1	$10	$11
T15 restructuring expense		10	8	18
Acquisition integration expense		—	9	9
Avis Europe restructuring expense		—	(1)	(1)
T15 restructuring payment/utilization		(9)	(4)	(13)
Acquisition integration payment		(1)	(13)	(14)
Avis Europe restructuring payment		—	(1)	(1)
Balance as of September 30, 2016		$1	$8	$9

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2016	$10	$1	$—	$11
T15 restructuring expense	13	1	4	18
Acquisition integration expense	9	—	—	9
Avis Europe restructuring expense	—	(1)	—	(1)
T15 restructuring payment/utilization	(9)	—	(4)	(13)
Acquisition integration payment	(14)	—	—	(14)
Avis Europe restructuring payment	(1)	—	—	(1)
Balance as of September 30, 2016	$8	$1	$—	$9
_________

(a)	Includes expense related primarily to the write-down of certain vehicle assets.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income for basic and diluted EPS	$209	$184	$194	$318

Basic weighted average shares outstanding	90.4	102.7	93.5	104.7
Options and non-vested stock (a)	1.4	1.3	1.3	1.4
Diluted weighted average shares outstanding	91.8	104.0	94.8	106.1

Earnings per share:
Basic	$2.32	$1.80	$2.07	$3.04
Diluted	$2.28	$1.77	$2.05	$3.00
__________

(a)
For the three months ended September 30, 2016 and 2015, 0.2 million and 0.3 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 30, 2016 and 2015, 0.2 million and 0.1 million, respectively, non-vested stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

4.	Other Current Assets

Other current assets consisted of:

	As of September 30, 2016	As of December 31, 2015
Sales and use taxes	$280	$159
Prepaid expenses	216	192
Other	139	156
Other current assets	$635	$507

5.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$269	$104	$165	$263	$81	$182
Customer relationships	226	86	140	222	68	154
Other	39	11	28	41	8	33
Total	$534	$201	$333	$526	$157	$369

Unamortized Intangible Assets
Goodwill (a)	$1,013			$973
Trademarks (a)	$552			$548
__________

(a)	The increase in the carrying amount since December 31, 2015 primarily reflects currency translation.

For the three months ended September 30, 2016 and 2015, amortization expense related to amortizable intangible assets was approximately $15 million and $16 million, respectively. For the nine months ended September 30, 2016 and 2015, amortization expense related to amortizable intangible assets was approximately $48 million and $43 million, respectively. Based on the Company’s amortizable intangible assets at September 30, 2016, the Company expects amortization expense of approximately $16 million for the remainder of 2016, $56 million for 2017, $42 million for 2018, $39 million for 2019, $39 million for 2020 and $24 million for 2021, excluding effects of currency exchange rates.

6.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	September 30,	December 31,
	2016	2015
Rental vehicles	$12,403	$11,195
Less: Accumulated depreciation	(1,521)	(1,500)
	10,882	9,695
Vehicles held for sale	842	963
Vehicles, net	$11,724	$10,658

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation expense	$523	$510	$1,453	$1,423
Lease charges	57	52	133	120
Gain on sale of vehicles, net	(4)	(7)	(15)	(58)
Vehicle depreciation and lease charges, net	$576	$555	$1,571	$1,485

At September 30, 2016 and 2015, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $164 million and $183 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $586 million and $635 million, respectively.

7.	Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2016 is a provision of 39.8%. Such rate differed from the Federal statutory rate of 35.0% primarily due to state and foreign income taxes.

The Company’s effective tax rate for the nine months ended September 30, 2015 was a provision of 15.9%. Such rate differed from the Federal statutory rate of 35.0% primarily due to a $98 million income tax benefit related to resolution of a prior-year tax matter.

8.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	September 30,	December 31,
		2016	2015
4⅞% Senior Notes	November 2017	$—	$300
Floating Rate Senior Notes (a)	December 2017	249	249
Floating Rate Term Loan (b)	March 2019	144	970
6% Euro-denominated Senior Notes (c)	March 2021	517	502
Floating Rate Term Loan (d)	March 2022	818	—
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
6⅜% Senior Notes	April 2024	350	—
4⅛% Euro-denominated Senior Notes	November 2024	337	—
5¼% Senior Notes	March 2025	375	375
Other (e)		58	46
Deferred financing fees		(56)	(55)
Total		3,866	3,461
Less: Short-term debt and current portion of long-term debt		338	26
Long-term debt		$3,528	$3,435
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.39% at September 30, 2016; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(b)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2016, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.09%.

(c)	A portion of these notes have been called for redemption.

(d)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2016, the floating rate term loan due 2022 bears interest at the greater of three-month LIBOR or 0.75%, plus 250 basis points, for an aggregate rate of 3.34%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.21%.

(e)	Primarily includes capital leases which are secured by liens on the related assets.

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

In September 2016, the Company issued €300 million of 4⅛% Euro-denominated Senior Notes due 2024 at par. In October 2016, the Company used the net proceeds from the offering primarily to redeem €275 million of its outstanding 6% Euro-denominated Senior Notes due 2021 (see Note 16 - Subsequent Events).

Committed Credit Facilities and Available Funding Arrangements

At September 30, 2016, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2019 (a)	$1,800	$—	$907	$893
Other facilities (b)	5	5	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 3.00%.

At September 30, 2016, the Company had various uncommitted credit facilities available, under which it had drawn approximately $4 million, which bear interest at rates between 0.85% and 4.00%.
Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of September 30, 2016, the Company is in compliance with the financial covenants governing its indebtedness.

9.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2016	2015
Americas - Debt due to Avis Budget Rental Car Funding (a)	$7,171	$6,837
Americas - Debt borrowings (a)	747	643
International - Debt borrowings (a)	2,065	1,187
International - Capital leases	168	238
Other	1	8
Deferred financing fees (b)	(52)	(53)
Total	$10,100	$8,860
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of September 30, 2016 and December 31, 2015 were $37 million and $41 million, respectively.

During March 2016 and June 2016, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $450 million in asset-backed notes with an expected final payment date of June 2021 and approximately $500 million in asset-backed notes with an expected final payment date of November 2021, respectively. The weighted average interest rate for these borrowings was 3%.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at September 30, 2016.

Debt under Vehicle Programs
Within 1 year (a)	$1,365
Between 1 and 2 years	2,526
Between 2 and 3 years	3,166
Between 3 and 4 years	1,666
Between 4 and 5 years	1,058
Thereafter	371
Total	$10,152
__________

(a)	Vehicle backed debt maturing within one year primarily represents term asset-backed securities.

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2016, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,556	$7,171	$2,385
Americas - Debt borrowings (c)	962	747	215
International - Debt borrowings (d)	2,671	2,065	606
International - Capital leases (e)	208	168	40
Other	1	1	—
Total	$13,398	$10,152	$3,246
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $2.4 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.2 billion of underlying vehicles and related assets.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2016, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including contract and licensee disputes, competition matters, employment matters, insurance claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. Excluding the French competition matter discussed above, the Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $30 million in excess of amounts accrued as of September 30, 2016; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $7.3 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Concentrations

Concentrations of credit risk at September 30, 2016 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Volkswagen, Fiat, Kia, Toyota, Mercedes, Renault, Hyundai and BMW, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $40 million and $25 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

11.	Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to approximately $1.2 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. During the nine months ended September 30, 2016, the Company repurchased approximately 9.5 million shares of common stock at a cost of approximately $290 million under the program. During the nine months ended September 30, 2015, the Company repurchased approximately 5.9 million shares of common stock at a cost of approximately $277 million under the program. As of September 30, 2016, approximately $150 million of authorization remains available to repurchase common stock under this plan.

Total Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$209	$184	$194	$318
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $3, $1, $7 and $(16), respectively)	20	(34)	100	(118)
Net unrealized gain (loss) on available-for-sale securities (net of tax of $0, $1, $0 and $1, respectively)	1	(1)	1	(2)
Net unrealized gain (loss) on cash flow hedges (net of tax of $(3), $1, $2 and $3, respectively)	4	(1)	(4)	(4)
Minimum pension liability adjustment (net of tax of $0, $0, $(1) and $(1), respectively)	1	2	3	4
	26	(34)	100	(120)
Comprehensive income	$235	$150	$294	$198
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities (b)	Minimum Pension Liability Adjustment(c)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$(80)	$(2)	$—	$(65)	$(147)
Other comprehensive income (loss) before reclassifications	100	(7)	—	—	93
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	1	3	7
Net current-period other comprehensive income (loss)	100	(4)	1	3	100
Balance, September 30, 2016	$20	$(6)	$1	$(62)	$(47)

Balance, January 1, 2015	$51	$(1)	$2	$(74)	$(22)
Other comprehensive income (loss) before reclassifications	(118)	(8)	(2)	1	(127)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	—	3	7
Net current-period other comprehensive income (loss)	(118)	(4)	(2)	4	(120)
Balance, September 30, 2015	$(67)	$(5)	$—	$(70)	$(142)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $58 million gain, net of tax, as of September 30, 2016 related to the Company’s hedge of its net investment in Euro-denominated foreign operations (see Note 13 - Financial Instruments).

(a)
For the three and nine months ended September 30, 2016, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $2 million ($1 million, net of tax) and $6 million ($3 million, net of tax), respectively. During the three and nine months ended September 30, 2016, amounts reclassified from accumulated other comprehensive income (loss) into vehicle interest expense were $1 million ($0 million, net of tax) in each period. For the three and nine months ended September 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $2 million ($1 million, net of tax) and $5 million ($3 million, net of tax), respectively. During the three months ended September 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into vehicle interest expense were immaterial and during the nine months ended September 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into vehicle interest expense were $1 million ($1 million, net of tax).

(b)
For the three and nine months ended September 30, 2016, amounts reclassified from accumulated other comprehensive income (loss) into operating expenses were $1 million ($1 million, net of tax) in each period. For the three and nine months ended September 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into operating expenses were immaterial.

(c)
For the three and nine months ended September 30, 2016, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $1 million ($1 million), net of tax) and $4 million ($3 million), net of tax), respectively. For the three and nine months ended September 30, 2015, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $3 million ($2 million, net of tax) and $5 million ($3 million, net of tax), respectively.

12.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $7 million and $8 million ($5 million and $5 million, net of tax) during the three months ended September 30, 2016 and 2015, respectively, and $21 million and $19 million ($14 million and $12 million, net of tax) during the nine months ended September 30, 2016 and 2015, respectively. In jurisdictions with net operating loss carryforwards, exercises and/or vestings of stock-based awards have generated $96 million of total tax deductions at September 30, 2016. Approximately $38 million of tax benefits will be recorded in additional paid-in capital when these tax deductions are realized in these jurisdictions.

The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards containing a market condition were as follows:

	Nine Months Ended September 30,
	2016	2015
Expected volatility of stock price	46%	37%
Risk-free interest rate	0.98%	0.74%
Valuation period	3 years	3 years
Dividend yield	0.0%	0.0%

The activity related to the Company’s restricted stock units (“RSUs”) and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market-Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016 (a)	819	$43.34	941	$35.18	111	$18.04
Granted	587	25.92	528	23.33	—	—
Vested (b)	(422)	36.06	(488)	25.13	(111)	18.04
Forfeited/expired	(25)	38.34	(51)	27.16	—	—
Outstanding at September 30, 2016 (c)	959	$36.01	930	$34.14	—	$—
__________

(a)
Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted during the nine months ended September 30, 2015 was $54.72 and $55.51, respectively.

(b)
The total grant date fair value of RSUs vested during the nine months ended September 30, 2016 and 2015 was $27 million and $24 million, respectively. The total grant date fair value of cash units vested during the nine months ended September 30, 2016 and 2015 was $2 million, in each period.

(c)
The Company’s outstanding time-based RSUs and performance-based and market-based RSUs had aggregate intrinsic values of $33 million and $32 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $34 million and will be recognized over a weighted average vesting period of 1.3 years. The Company assumes that substantially all outstanding awards will vest over time.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2016	827	$2.87	$28	3.3
Granted	—	—
Exercised	(13)	0.79	—
Forfeited/expired	—	—
Outstanding and exercisable at September 30, 2016	814	$2.90	$25	2.5

13.	Financial Instruments

Derivative Instruments and Hedging Activities
Currency Risk. The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with its non-U.S.-dollar denominated receivables and forecasted royalties, forecasted earnings of non-U.S. subsidiaries and forecasted non-U.S.-dollar denominated acquisitions. The Company primarily hedges a portion of its current-year currency exposure to the Australian, Canadian and New Zealand dollars, the Euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third-party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The Company has designated its Euro-denominated notes as a hedge of its investment in Euro-denominated foreign operations.
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during the three and nine months ended September 30, 2016 and 2015, was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness related to the Company’s cash flow hedges was not material during the three and nine months ended September 30, 2016 and 2015. The Company estimates that $6 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

The Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

The Company held derivative instruments with absolute notional values as follows:

As of September 30, 2016
Interest rate caps (a)	$10,152
Interest rate swaps	2,000
Foreign exchange contracts	885

Commodity contracts (millions of gallons of unleaded gasoline)	6
__________

(a)
Represents $7.6 billion of interest rate caps sold, partially offset by approximately $2.6 billion of interest rate caps purchased. These amounts exclude $5.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2016		As of December 31, 2015
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$9	$1	$5

Derivatives not designated as hedging instruments
Interest rate caps (b)	1	1	1	5
Foreign exchange contracts (c)	5	15	16	2
Commodity contracts (c)	—	—	—	1
Total	$6	$25	$18	$13
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss).

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives designated as hedging instruments (a)
Interest rate swaps	$4	$(1)	$(4)	$(4)
Euro-denominated notes	(3)	(1)	(11)	25
Derivatives not designated as hedging instruments (b)
Interest rate caps (c)	—	(1)	(1)	(1)
Foreign exchange contracts (d)	5	21	17	37
Commodity contracts (e)	—	(4)	—	—
Total	$6	$14	$1	$57
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)	For the three and nine months ended September 30, 2016, included in operating expense.

(d)
For the three months ended September 30, 2016, included a $8 million gain in interest expense and a $3 million loss in operating expense and for the nine months ended September 30, 2016, included a $43 million gain in interest expense and a $26 million loss in operating expense. For the three months ended September 30, 2015, included a $19 million gain in interest expense and a $2 million gain in operating expense and for the nine months ended September 30, 2015, included a $21 million gain in interest expense and a $16 million gain in operating expense.

(e)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$338	$338	$26	$26
Long-term debt	3,528	3,593	3,435	3,478

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$7,134	$7,218	$6,796	$6,836
Vehicle-backed debt	2,965	2,979	2,060	2,071
Interest rate swaps and interest rate caps (a)	1	1	4	4
 __________

(a)	Derivatives in a liability position.

14.	Segment Information

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

	Three Months Ended September 30,
	2016		2015
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,821	$306	$1,776	$279
International	835	179	801	168
Corporate and Other (a)	—	(16)	—	(16)
Total Company	$2,656	469	$2,577	431

Less:	Non-vehicle related depreciation and amortization	63		56
Interest expense related to corporate debt, net		51		49
Restructuring expense		6		6
Transaction-related costs, net		4		8
Income before income taxes		$345		$312
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

	Nine Months Ended September 30,
	2016		2015
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$4,778	$532	$4,707	$572
International	2,002	237	1,893	245
Corporate and Other (a)	—	(52)	—	(42)
Total Company	$6,780	717	$6,600	775

Less:	Non-vehicle related depreciation and amortization	189		161
Interest expense related to corporate debt, net:
Interest expense		157		146
Early extinguishment of debt		10		23
Restructuring expense		26		10
Transaction-related costs, net		13		57
Income before income taxes		$322		$378
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

Since December 31, 2015, there have been no significant changes in segment assets other than the Company’s International segment assets exclusive of assets under vehicle programs and assets under vehicle programs. As of September 30, 2016 and December 31, 2015, International segment assets exclusive of assets under vehicle programs were approximately $2.3 billion and $1.9 billion, respectively; and International segment assets under vehicle programs were approximately $2.9 billion and $2.3 billion, respectively.

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, Consolidating Condensed Balance Sheets as of September 30, 2016 and December 31, 2015, and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 8 - Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended September 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,216	$655	$—	$1,871
Other	—	—	344	1,021	(580)	785
Net revenues	—	—	1,560	1,676	(580)	2,656

Expenses
Operating	1	3	719	496	—	1,219
Vehicle depreciation and lease charges, net	—	—	525	575	(524)	576
Selling, general and administrative	10	4	173	128	—	315
Vehicle interest, net	—	—	55	78	(56)	77
Non-vehicle related depreciation and amortization	—	—	38	25	—	63
Interest expense related to corporate debt, net:
Interest expense	—	41	1	9	—	51
Intercompany interest expense (income)	(3)	(3)	6	—	—	—
Restructuring expense	—	—	1	5	—	6
Transaction-related costs, net	—	—	—	4	—	4
Total expenses	8	45	1,518	1,320	(580)	2,311
Income (loss) before income taxes and equity in earnings of subsidiaries	(8)	(45)	42	356	—	345
Provision for (benefit from) income taxes	(3)	(18)	87	70	—	136
Equity in earnings of subsidiaries	214	241	286	—	(741)	—
Net income	$209	$214	$241	$286	$(741)	$209

Comprehensive income	$235	$239	$262	$307	$(808)	$235

Nine Months Ended September 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,229	$1,543	$—	$4,772
Other	—	—	931	2,746	(1,669)	2,008
Net revenues	—	—	4,160	4,289	(1,669)	6,780

Expenses
Operating	3	14	2,013	1,351	—	3,381
Vehicle depreciation and lease charges, net	—	—	1,514	1,571	(1,514)	1,571
Selling, general and administrative	29	14	492	361	—	896
Vehicle interest, net	—	—	149	221	(155)	215
Non-vehicle related depreciation and amortization	—	1	115	73	—	189
Interest expense related to corporate debt, net:
Interest expense	—	122	3	32	—	157
Intercompany interest expense (income)	(9)	(8)	17	—	—	—
Early extinguishment of debt	—	10	—	—	—	10
Restructuring expense	—	—	8	18	—	26
Transaction-related costs, net	—	1	1	11	—	13
Total expenses	23	154	4,312	3,638	(1,669)	6,458
Income (loss) before income taxes and equity in earnings of subsidiaries	(23)	(154)	(152)	651	—	322
Provision for (benefit from) income taxes	(9)	(61)	119	79	—	128
Equity in earnings of subsidiaries	208	301	572	—	(1,081)	—
Net income	$194	$208	$301	$572	$(1,081)	$194

Comprehensive income	$294	$307	$403	$672	$(1,382)	$294

Three Months Ended September 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,196	$636	$—	$1,832
Other	—	—	336	951	(542)	745
Net revenues	—	—	1,532	1,587	(542)	2,577

Expenses
Operating	—	3	716	483	—	1,202
Vehicle depreciation and lease charges, net	—	1	485	556	(487)	555
Selling, general and administrative	7	5	175	127	—	314
Vehicle interest, net	—	—	53	77	(55)	75
Non-vehicle related depreciation and amortization	—	—	33	23	—	56
Interest expense related to corporate debt, net:
Interest expense	—	39	1	9	—	49
Intercompany interest expense (income)	(3)	(3)	5	1	—	—
Transaction-related costs, net	—	2	2	4	—	8
Restructuring expense	—	—	4	2	—	6
Total expenses	4	47	1,474	1,282	(542)	2,265
Income (loss) before income taxes and equity in earnings of subsidiaries	(4)	(47)	58	305	—	312
Provision for (benefit from) income taxes	(1)	(18)	101	46	—	128
Equity in earnings of subsidiaries	187	216	259	—	(662)	—
Net income	$184	$187	$216	$259	$(662)	$184

Comprehensive income	$150	$155	$186	$228	$(569)	$150

Nine Months Ended September 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,193	$1,491	$—	$4,684
Other	—	—	910	2,570	(1,564)	1,916
Net revenues	—	—	4,103	4,061	(1,564)	6,600

Expenses
Operating	1	12	1,978	1,288	—	3,279
Vehicle depreciation and lease charges, net	—	1	1,397	1,487	(1,400)	1,485
Selling, general and administrative	24	11	477	331	—	843
Vehicle interest, net	—	—	154	228	(164)	218
Non-vehicle related depreciation and amortization	—	1	99	61	—	161
Interest expense related to corporate debt, net:
Interest expense	—	121	(6)	31	—	146
Intercompany interest expense (income)	(9)	(8)	11	6	—	—
Early extinguishment of debt	—	23	—	—	—	23
Transaction-related costs, net	—	20	3	34	—	57
Restructuring expense	—	—	5	5	—	10
Total expenses	16	181	4,118	3,471	(1,564)	6,222
Income (loss) before income taxes and equity in earnings of subsidiaries	(16)	(181)	(15)	590	—	378
Provision for (benefit from) income taxes	(6)	(165)	162	69	—	60
Equity in earnings of subsidiaries	328	344	521	—	(1,193)	—
Net income	$318	$328	$344	$521	$(1,193)	$318

Comprehensive income	$198	$210	$230	$406	$(846)	$198

Consolidating Condensed Balance Sheets

As of September 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$526	$—	$456	$—	$985
Receivables, net	—	1	242	579	—	822
Other current assets	2	94	84	455	—	635
Total current assets	5	621	326	1,490	—	2,442

Property and equipment, net	—	139	338	194	—	671
Deferred income taxes	20	1,183	256	—	(16)	1,443
Goodwill	—	—	489	524	—	1,013
Other intangibles, net	—	29	506	350	—	885
Other non-current assets	72	17	19	116	—	224
Intercompany receivables	169	353	1,298	1,131	(2,951)	—
Investment in subsidiaries	295	3,837	3,939	—	(8,071)	—
Total assets exclusive of assets under vehicle programs	561	6,179	7,171	3,805	(11,038)	6,678

Assets under vehicle programs:
Program cash	—	—	—	126	—	126
Vehicles, net	—	15	71	11,638	—	11,724
Receivables from vehicle manufacturers and other	—	1	—	585	—	586
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	361	—	361
	—	16	71	12,710	—	12,797
Total assets	$561	$6,195	$7,242	$16,515	$(11,038)	$19,475

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$19	$211	$541	$942	$—	$1,713
Short-term debt and current portion of long-term debt	—	16	4	318	—	338
Total current liabilities	19	227	545	1,260	—	2,051

Long-term debt	—	2,985	2	541	—	3,528
Other non-current liabilities	68	90	243	378	(16)	763
Intercompany payables	—	2,597	353	1	(2,951)	—
Total liabilities exclusive of liabilities under vehicle programs	87	5,899	1,143	2,180	(2,967)	6,342

Liabilities under vehicle programs:
Debt	—	1	68	2,897	—	2,966
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,134	—	7,134
Deferred income taxes	—	—	2,194	176	—	2,370
Other	—	—	—	189	—	189
	—	1	2,262	10,396	—	12,659
Total stockholders’ equity	474	295	3,837	3,939	(8,071)	474
Total liabilities and stockholders’ equity	$561	$6,195	$7,242	$16,515	$(11,038)	$19,475

As of December 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$70	$—	$378	$—	$452
Receivables, net	—	—	212	456	—	668
Other current assets	2	78	83	344	—	507
Total current assets	6	148	295	1,178	—	1,627

Property and equipment, net	—	134	345	202	—	681
Deferred income taxes	20	1,246	253	—	(31)	1,488
Goodwill	—	—	487	486	—	973
Other intangibles, net	—	30	525	362	—	917
Other non-current assets	93	15	17	107	—	232
Intercompany receivables	160	367	1,070	696	(2,293)	—
Investment in subsidiaries	272	3,426	3,680	—	(7,378)	—
Total assets exclusive of assets under vehicle programs	551	5,366	6,672	3,031	(9,702)	5,918

Assets under vehicle programs:
Program cash	—	—	—	258	—	258
Vehicles, net	—	18	78	10,562	—	10,658
Receivables from vehicle manufacturers and other	—	—	—	438	—	438
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	18	78	11,620	—	11,716
Total assets	$551	$5,384	$6,750	$14,651	$(9,702)	$17,634

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$24	$180	$471	$810	$—	$1,485
Short-term debt and current portion of long-term debt	—	14	5	7	—	26
Total current liabilities	24	194	476	817	—	1,511

Long-term debt	—	2,932	2	501	—	3,435
Other non-current liabilities	88	85	237	355	(31)	734
Intercompany payables	—	1,897	336	60	(2,293)	—
Total liabilities exclusive of liabilities under vehicle programs	112	5,108	1,051	1,733	(2,324)	5,680

Liabilities under vehicle programs:
Debt	—	4	74	1,986	—	2,064
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,796	—	6,796
Deferred income taxes	—	—	2,199	168	—	2,367
Other	—	—	—	288	—	288
	—	4	2,273	9,238	—	11,515
Total stockholders’ equity	439	272	3,426	3,680	(7,378)	439
Total liabilities and stockholders’ equity	$551	$5,384	$6,750	$14,651	$(9,702)	$17,634

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$195	$372	$50	$1,679	$(195)	$2,101

Investing activities
Property and equipment additions	—	(15)	(63)	(47)	—	(125)
Proceeds received on asset sales	—	5	1	4	—	10
Net assets acquired (net of cash acquired)	—	—	(1)	(3)	—	(4)
Intercompany loan receipts (advances)	—	—	28	(337)	309	—
Other, net	93	(1)	—	5	(93)	4
Net cash provided by (used in) investing activities exclusive of vehicle programs	93	(11)	(35)	(378)	216	(115)

Vehicle programs:
Decrease in program cash	—	—	—	138	—	138
Investment in vehicles	—	(3)	(4)	(10,144)	—	(10,151)
Proceeds received on disposition of vehicles	—	25		7,348	—	7,373
	—	22	(4)	(2,658)	—	(2,640)
Net cash provided by (used in) investing activities	93	11	(39)	(3,036)	216	(2,755)

Financing activities
Proceeds from long-term borrowings	—	557	—	339	—	896
Payments on long-term borrowings	—	(523)	(3)	(1)	—	(527)
Net change in short-term borrowings	—	—	—	1	—	1
Intercompany loan borrowings (payments)	—	337	—	(28)	(309)	—
Repurchases of common stock	(289)	—	—	—	—	(289)
Debt financing fees	—	(10)	—	(5)	—	(15)
Other, net	—	(288)	—	—	288	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(289)	73	(3)	306	(21)	66

Vehicle programs:
Proceeds from borrowings	—	—	—	11,879	—	11,879
Payments on borrowings	—	—	(7)	(10,745)	—	(10,752)
Debt financing fees	—	—	(1)	(19)		(20)
	—	—	(8)	1,115	—	1,107
Net cash provided by (used in) financing activities	(289)	73	(11)	1,421	(21)	1,173

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	14	—	14

Net increase (decrease) in cash and cash equivalents	(1)	456	—	78	—	533
Cash and cash equivalents, beginning of period	4	70	—	378	—	452
Cash and cash equivalents, end of period	$3	$526	$—	$456	$—	$985

Nine Months Ended September 30, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$60	$270	$104	$1,604	$—	$2,038

Investing activities
Property and equipment additions	—	(17)	(64)	(45)	—	(126)
Proceeds received on asset sales	—	4	—	4	—	8
Net assets acquired (net of cash acquired)	—	(8)	(3)	(214)	—	(225)
Intercompany loan receipts (advances)	—	(30)	(94)	—	124	—
Other, net	212	(107)	1	3	(106)	3
Net cash provided by (used in) investing activities exclusive of vehicle programs	212	(158)	(160)	(252)	18	(340)

Vehicle programs:
Increase in program cash	—	—	—	(71)	—	(71)
Investment in vehicles	—	(1)	(3)	(9,758)	—	(9,762)
Proceeds received on disposition of vehicles	—	15	—	6,741	—	6,756
	—	14	(3)	(3,088)	—	(3,077)
Net cash provided by (used in) investing activities	212	(144)	(163)	(3,340)	18	(3,417)

Financing activities
Proceeds from long-term borrowings	—	375	—	2	—	377
Payments on long-term borrowings	—	(253)	(4)	(33)	—	(290)
Net change in short-term borrowings	—	—	—	(23)	—	(23)
Intercompany loan borrowings (payments)	—	—	—	124	(124)	—
Repurchases of common stock	(270)	—	—	—	—	(270)
Debt financing fees	—	(7)	—	—	—	(7)
Other, net	—	(212)	70	36	106	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(270)	(97)	66	106	(18)	(213)

Vehicle programs:
Proceeds from borrowings	—	—	—	11,532	—	11,532
Payments on borrowings	—	—	(7)	(9,926)	—	(9,933)
Debt financing fees	—	—	—	(17)	—	(17)
	—	—	(7)	1,589	—	1,582
Net cash provided by (used in) financing activities	(270)	(97)	59	1,695	(18)	1,369

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(29)	—	(29)

Net increase (decrease) in cash and cash equivalents	2	29	—	(70)	—	(39)
Cash and cash equivalents, beginning of period	2	210	—	412	—	624
Cash and cash equivalents, end of period	$4	$239	$—	$342	$—	$585

16.	Subsequent Events

In October 2016, the Company amended its senior revolving credit facility and extended its maturity by two years, to 2021.

In October 2016, the Company redeemed €275 million principal amount of its 6% Euro-denominated Senior Notes due 2021 for €287 million plus accrued interest.

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
Throughout 2016, we have operated in an uncertain and uneven economic environment marked by heightened geopolitical risks. Nonetheless, we continue to anticipate that worldwide demand for vehicle rental and car sharing services will increase in 2016, most likely against a backdrop of modest and uneven global economic growth. Our access to new fleet vehicles has been adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand, and we expect that to continue to be the case. We will look to pursue opportunities for pricing increases in the remaining months of 2016 and in 2017 in order to enhance our returns on invested capital and profitability.

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

During 2016:

•	Our net revenues totaled $6.8 billion in the first nine months of the year and grew 3% compared to the nine months ended September 30, 2015.

•
In the nine months ended September 30, 2016, our net income was $194 million, representing a $124 million year-over-year decline in earnings, and our Adjusted EBITDA was $717 million, representing a $58 million year-over-year decline, due to lower pricing, higher per-unit fleet costs and a $28 million (4%) negative impact from currency exchange rate movements, partially offset by increased rental volume.

•	In the nine months ended September 30, 2016, we repurchased approximately $290 million of our common stock, reducing our shares outstanding by approximately 9.5 million shares, or 10%.

•	We issued $350 million of 6⅜% Senior Notes due 2024, the proceeds of which were used primarily to redeem all $300 million of our outstanding 4⅞% Senior Notes due 2017.

•
We issued €300 million of 4⅛% Euro-denominated Senior Notes due 2024, the proceeds of which have been used in October primarily to redeem €275 million of our outstanding 6% Euro-denominated Senior Notes due 2021.

•	We extended the maturity date for $825 million of our existing $970 million of corporate term loan borrowings by three years, to March 2022.

•
In the three months ended September 30, 2016, our net income was $209 million, representing a $25 million year-over-year increase in earnings, and our Adjusted EBITDA was $469 million, representing a $38 million year-over-year increase and the highest quarterly Adjusted EBITDA in our history as a stand-alone vehicle rental services company.

RESULTS OF OPERATIONS

We measure performance principally using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, and (ii) T&M revenue per rental day, which represents the average daily revenue we earned from rental and mileage fees charged to our customers, both of which exclude our U.S. truck rental and Zipcar car sharing operations. We also measure our ancillary revenues (rental-transaction revenue other than T&M revenue), such as from the sale of collision and loss damage waivers, insurance products, fuel service options and portable GPS navigation unit rentals. Our vehicle rental operating statistics (rental days and T&M revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics. In addition, per-unit fleet costs exclude our U.S. truck rental operations. We present currency exchange rate impacts to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate impacts are calculated by translating the current-year results at the prior-period average exchange rate plus any related gains and losses on currency hedges.

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

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Our consolidated results of operations comprised the following:

	Three Months Ended September 30,
	2016	2015	Change	% Change
Revenues
Vehicle rental	$1,871	$1,832	$39	2%
Other	785	745	40	5%
Net revenues	2,656	2,577	79	3%

Expenses
Operating	1,219	1,202	17	1%
Vehicle depreciation and lease charges, net	576	555	21	4%
Selling, general and administrative	315	314	1	0%
Vehicle interest, net	77	75	2	3%
Non-vehicle related depreciation and amortization	63	56	7	13%
Interest expense related to corporate debt, net	51	49	2	4%
Restructuring expense	6	6	—	0%
Transaction-related costs, net	4	8	(4)	(50%)
Total expenses	2,311	2,265	46	2%

Income before income taxes	345	312	33	11%
Provision for income taxes	136	128	8	6%

Net income	$209	$184	$25	14%

During third quarter 2016, our net revenues increased as a result of a 2% increase in total rental days and a 1% increase in pricing, partially offset by a $6 million negative impact from currency exchange rate movements.

Total expenses increased as a result of increased volumes, including a 2% increase in our car rental fleet, and a 2% increase in per-unit fleet costs. These increases were partially offset by an $8 million favorable impact on expenses from currency exchange rate movements. Our effective tax rates were provisions of 39% and 41% for the three months ended September 30, 2016 and 2015, respectively. As a result of the increase in our net revenues and these items, our net income increased by $25 million.

For the three months ended September 30, 2016, the Company reported earnings of $2.28 per diluted share, which includes after-tax restructuring expense of ($0.05) per share and after-tax transaction-related costs of ($0.04) per share. For the three months ended September 30, 2015, the Company reported earnings of $1.77 per diluted share, which includes after-tax transaction-related costs of ($0.06) per share and after-tax restructuring expense of ($0.05) per share.

In the three months ended September 30, 2016:

•	Operating expenses decreased to 45.9% of revenue from 46.6% in third quarter 2015, due to increased rental volumes, higher pricing and efficiency initiatives.

•	Vehicle depreciation and lease charges were 21.7% of revenue compared to 21.5% in third quarter 2015.

•	Selling, general and administrative costs decreased to 11.9% of revenue from 12.2% in third quarter 2015.

•	Vehicle interest costs, at 2.9% of revenue, remained level compared to the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2016	2015	% Change	2016	2015	% Change
Americas	$1,821	$1,776	3%	$306	$279	10%
International	835	801	4%	179	168	7%
Corporate and Other (a)	—	—	*	(16)	(16)	*
Total Company	$2,656	$2,577	3%	469	431	9%

Less:	Non-vehicle related depreciation and amortization			63	56
Interest expense related to corporate debt, net				51	49
Restructuring expense				6	6
Transaction-related costs, net (b)				4	8
Income before income taxes				$345	$312
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	2016	2015	% Change
Revenue	$1,821	$1,776	3%
Adjusted EBITDA	306	279	10%

Revenues increased 3% in third quarter 2016 compared with third quarter 2015, primarily due to a 2% increase in pricing and 2% growth in rental volumes.

Adjusted EBITDA increased 10% in third quarter 2016 compared with third quarter 2015, due to higher pricing, an increase in rental volumes and cost savings, partially offset by a 2% increase in per-unit fleet costs.

In the three months ended September 30, 2016:

•	Operating expenses decreased to 46.2% of revenue from 46.9% in third quarter 2015, due to higher pricing and efficiency initiatives.

•	Vehicle depreciation and lease charges were 23.3% of revenue compared to 23.2% in the prior-year period.

•	Selling, general and administrative costs were 10.4% of revenue, a decrease from 10.9% in third quarter 2015, due to higher pricing and expense-reduction efforts.

•	Vehicle interest costs, at 3.4% of revenue, remained level compared to third quarter 2015.

International

	2016	2015	% Change
Revenue	$835	$801	4%
Adjusted EBITDA	179	168	7%

Revenues increased 4% in third quarter 2016 compared to third quarter 2015, due to a 4% increase in rental volumes, partially offset by a 2% decrease in pricing and a $5 million (1%) negative impact from currency exchange rate movements.

Adjusted EBITDA increased 7% in third quarter 2016 compared to third quarter 2015, due to increased rental volumes and a $2 million (1%) favorable impact from currency exchange rate movements, partially offset by lower pricing and a 2% increase in per-unit fleet costs.

In the three months ended September 30, 2016:

•
Operating expenses decreased to 45.1% of revenue from 45.9% in the prior-year period, due to increased rental volumes and ancillary revenues and efficiency initiatives, partially offset by lower pricing.

•	Vehicle depreciation and lease charges increased to 18.2% of revenue from 17.8% in third quarter 2015, primarily due to higher per-unit fleet costs.

•	Selling, general and administrative costs were 13.5% of revenue compared to 13.6% in the prior-year period.

•	Vehicle interest costs were 1.8% of revenue compared to 1.9% in third quarter 2015.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Revenues
Vehicle rental	$4,772	$4,684	$88	2%
Other	2,008	1,916	92	5%
Net revenues	6,780	6,600	180	3%

Expenses
Operating	3,381	3,279	102	3%
Vehicle depreciation and lease charges, net	1,571	1,485	86	6%
Selling, general and administrative	896	843	53	6%
Vehicle interest, net	215	218	(3)	(1%)
Non-vehicle related depreciation and amortization	189	161	28	17%
Interest expense related to corporate debt, net:
Interest expense	157	146	11	8%
Early extinguishment of debt	10	23	(13)	(57%)
Restructuring expense	26	10	16	*
Transaction-related costs, net	13	57	(44)	(77%)
Total expenses	6,458	6,222	236	4%

Income before income taxes	322	378	(56)	(15%)
Provision for income taxes	128	60	68	*

Net income	$194	$318	$(124)	(39%)
_________

*	Not meaningful

During the nine months ended September 30, 2016, our net revenues increased as a result of a 4% increase in total rental days, partially offset by a 2% decrease in pricing (including a $30 million (1%) negative impact from currency exchange rate movements).

Total expenses increased as a result of increased volumes, including a 3% increase in our car rental fleet, increased marketing costs and commissions and increased vehicle maintenance and damage expense, as well as a 2% increase in per-unit fleet costs (including a 1% favorable impact from currency exchange rates). These increases were partially offset by an approximately $27 million favorable impact on expenses from currency exchange rate movements. Our effective tax rates were provisions of 40% and 16%, for the nine months ended September 30, 2016 and 2015, respectively, which included a $98 million income tax benefit related to the resolution of a prior-year tax matter for the nine months ended September 30, 2015. As a result of the increase in our net revenues and these items, our net income decreased by $124 million.

For the nine months ended September 30, 2016, the Company reported earnings of $2.05 per diluted share, which includes after-tax restructuring expense of ($0.20) per share, after-tax transaction-related costs of ($0.11) per share and after-tax debt extinguishment costs of ($0.07) per share. For the nine months ended September 30, 2015, the Company reported earnings of $3.00 per diluted share, which includes after-tax transaction-related costs of ($0.43) per share, after-tax debt extinguishment costs of ($0.13) per share, after-tax restructuring expense of ($0.07) per share and an income tax benefit related to resolution of a prior-year tax matter of $0.92 per share.

In the nine months ended September 30, 2016:

•	Operating expenses were 49.9% of revenue compared to 49.7% in the prior-year period.

•
Vehicle depreciation and lease charges increased to 23.2% of revenue from 22.5% in the nine months ended September 30, 2015, primarily due to higher per-unit fleet costs and lower pricing, partially offset by higher utilization.

•	Selling, general and administrative costs increased to 13.2% of revenue from 12.8% in the prior-year period, primarily due to increased marketing costs and commissions and lower pricing.

•	Vehicle interest costs were 3.2% of revenue compared to 3.3% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2016	2015	% Change	2016	2015	% Change
Americas	$4,778	$4,707	2%	$532	$572	(7%)
International	2,002	1,893	6%	237	245	(3%)
Corporate and Other (a)	—	—	*	(52)	(42)	*
Total Company	$6,780	$6,600	3%	717	775	(7%)

Less:	Non-vehicle related depreciation and amortization			189	161
Interest expense related to corporate debt, net:
Interest expense				157	146
Early extinguishment of debt				10	23
Restructuring expense				26	10
Transaction-related costs, net (b)				13	57
Income before income taxes				$322	$378
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	2016	2015	% Change
Revenue	$4,778	$4,707	2%
Adjusted EBITDA	532	572	(7%)

Revenues increased 2% in the nine months ended September 30, 2016 compared with the same period in 2015, primarily due to 2% growth in rental volumes, partially offset by a $14 million negative impact from currency exchange rate movements.

Adjusted EBITDA decreased 7% in the nine months ended September 30, 2016 compared with the same period in 2015, due to a 5% increase in per-unit fleet costs and a $5 million (1%) negative impact from currency exchange rate movements, partially offset by increased rental volumes.

In the nine months ended September 30, 2016:

•	Operating expenses were 48.9% of revenue compared to 48.8% in the prior-year period.

•
Vehicle depreciation and lease charges increased to 25.1% of revenue from 24.2% in the nine months ended September 30, 2015, principally due to higher per-unit fleet costs, partially offset by higher utilization.

•	Selling, general and administrative costs were 11.3% of revenue, an increase from 11.1% in the prior-year period.

•	Vehicle interest costs were 3.6% of revenue compared to 3.8% in the nine months ended September 30, 2015.

International

	2016	2015	% Change
Revenue	$2,002	$1,893	6%
Adjusted EBITDA	237	245	(3%)

Revenues increased 6% in the nine months ended September 30, 2016 compared with the same period in 2015, primarily due to a 9% increase in rental volumes, partially offset by a 5% decrease in pricing (including a 2% negative impact from currency exchange rate changes). Currency movements negatively impacted revenues by $36 million year-over-year.

Adjusted EBITDA decreased 3% in the nine months ended September 30, 2016 compared with the same period in 2015, due to lower pricing, a $23 million (9%) negative impact from currency exchange rate movements and increased marketing costs and commissions, partially offset by increased rental volumes.

In the nine months ended September 30, 2016:

•	Operating expenses were 51.7% of revenue compared to 51.6% in the prior-year period.

•	Vehicle depreciation and lease charges were 18.6% of revenue compared to 18.4% of revenue in the nine months ended September 30, 2015.

•	Selling, general and administrative costs increased to 15.7% of revenue compared to 15.0% in the prior-year period, primarily due to increased marketing costs and commissions.

•	Vehicle interest costs, at 2.2% of revenue, remained level compared to the nine months ended September 30, 2015.

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

FINANCIAL CONDITION

	September 30, 2016	December 31, 2015	Change
Total assets exclusive of assets under vehicle programs	$6,678	$5,918	$760
Total liabilities exclusive of liabilities under vehicle programs	6,342	5,680	662
Assets under vehicle programs	12,797	11,716	1,081
Liabilities under vehicle programs	12,659	11,515	1,144
Stockholders’ equity	474	439	35

Total assets exclusive of assets under vehicle programs increased primarily due to a temporary increase in cash from the issuance of 4⅛% Euro-denominated Senior Notes due 2024 and a seasonal increase in value-added tax receivables, which are recoverable from government agencies. Total liabilities exclusive of liabilities under vehicle programs increased primarily due to a temporary increase in corporate debt and a seasonal increase in accounts payable (See “Liquidity and Capital Resources” regarding the changes in our corporate financings).

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet. The increase in stockholders’ equity is primarily due to our net income and currency translation adjustments, largely offset by repurchases of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the nine months ended September 30, 2016, we issued $350 million of 6⅜% Senior Notes due 2024 at par. The proceeds from these borrowings were used to redeem $300 million principal amount of our 4⅞% Senior Notes due 2017 during second quarter 2016 and for general corporate purposes. We also issued €300 million of 4⅛% Euro-denominated Senior Notes due 2024, the proceeds of which have been used in October 2016 primarily to redeem a portion of our outstanding 6% Euro-denominated Senior Notes due 2021. In addition, we repurchased approximately 9.5 million shares of our outstanding common stock for approximately $290 million during the nine months ended September 30, 2016.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2016	2015	Change
Cash provided by (used in):
Operating activities	$2,101	$2,038	$63
Investing activities	(2,755)	(3,417)	662
Financing activities	1,173	1,369	(196)
Effect of exchange rate changes	14	(29)	43
Net increase (decrease) in cash and cash equivalents	533	(39)	572
Cash and cash equivalents, beginning of period	452	624	(172)
Cash and cash equivalents, end of period	$985	$585	$400

Cash provided by operating activities during the nine months ended September 30, 2016 increased 3% compared with the same period in 2015.

The decrease in cash used in investing activities during the nine months ended September 30, 2016 compared with the same period in 2015 is primarily due to a net increase in proceeds received from the sale and purchase of vehicles and reduced business acquisition activity.

The decrease in cash provided by financing activities during the nine months ended September 30, 2016 compared with the same period in 2015 is primarily due to a decrease in net borrowings under vehicle programs, partially offset by a temporary increase in net corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2016, we had approximately $14 billion of indebtedness, including corporate indebtedness of approximately $4 billion and debt under vehicle programs of approximately $10 billion.

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	September 30,	December 31,
		2016	2015
4⅞% Senior Notes	November 2017	$—	$300
Floating Rate Senior Notes (a)	December 2017	249	249
Floating Rate Term Loan (b)	March 2019	144	970
6% Euro-denominated Senior Notes (c)	March 2021	517	502
Floating Rate Term Loan (d)	March 2022	818	—
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	674	674
6⅜% Senior Notes	April 2024	350	—
4⅛% Euro-denominated Senior Notes	November 2024	337	—
5¼% Senior Notes	March 2025	375	375
Other (e)		58	46
Deferred financing fees		(56)	(55)
Total		$3,866	$3,461
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.39% at September 30, 2016; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(b)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2016, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.09%.

(c)	A portion of these notes have been called for redemption.

(d)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2016, the floating rate term loan due 2022 bears interest at the greater of three-month LIBOR or 0.75%, plus 250 basis points, for an aggregate rate of 3.34%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.21%.

(e)	Primarily includes capital leases which are secured by liens on the related assets.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of	As of
	September 30,	December 31,
	2016	2015
Americas - Debt due to Avis Budget Rental Car Funding (a)	$7,171	$6,837
Americas - Debt borrowings (a)	747	643
International - Debt borrowings (a)	2,065	1,187
International - Capital leases	168	238
Other	1	8
Deferred financing fees (b)	(52)	(53)
Total	$10,100	$8,860
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of September 30, 2016 and December 31, 2015 were $37 million and $41 million, respectively.

As of September 30, 2016, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2019 (a)	$1,800	$—	$907	$893
Other facilities (b)	5	5	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 3.00%.

At September 30, 2016, we had various uncommitted credit facilities available, under which we had drawn approximately $4 million, which bear interest at rates between 0.85% and 4.00%.
The following table presents available funding under our debt arrangements related to our vehicle programs at September 30, 2016:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,556	$7,171	$2,385
Americas - Debt borrowings (c)	962	747	215
International - Debt borrowings (d)	2,671	2,065	606
International - Capital leases (e)	208	168	40
Other	1	1	—
Total	$13,398	$10,152	$3,246
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.1 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $2.4 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.2 billion of underlying vehicles and related assets.

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

As discussed above, as of September 30, 2016, we have cash and cash equivalents of $985 million, available borrowing capacity under our committed credit facilities of approximately $0.9 billion and available capacity under our vehicle programs of approximately $3.2 billion.

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

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings, including a maximum leverage ratio. As of September 30, 2016, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2015 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2015 Form 10-K. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 8 and 9 to our Consolidated Condensed Financial Statements.

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

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2016 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2016. For additional information regarding our long-term borrowings and financial instruments, see Notes 8, 9 and 13 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

During the quarter ended September 30, 2016 the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, please refer to the Company’s 2015 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s common stock repurchases by month for the quarter ended September 30, 2016:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2016	1,134,000	$35.27	1,134,000	$220,474,977
August 2016	679,033	36.30	679,033	195,825,347
September 2016	1,247,321	36.36	1,247,321	150,474,558
Total	3,060,354	$35.94	3,060,354	150,474,558
__________

(a)
Excludes, for the three months ended September 30, 2016, 23,209 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

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

AVIS BUDGET GROUP, INC.

Date:	November 3, 2016
/s/ David B. Wyshner
David B. Wyshner
President and
Chief Financial Officer

Date:	November 3, 2016
/s/ David T. Calabria
David T. Calabria
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
4.1
Indenture dated as of September 26, 2016 among Avis Budget Finance, plc, as Issuer, the Guarantors from time to time parties thereto, Deutsche Bank Trust Company Americas, as Trustee, Deutsche Bank AG, London Branch, as paying agent and Deutsche Bank Luxembourg S.A., as registrar.

4.2	Form of 4.125% Senior Notes Due 2024.
10.1
Avis Budget Car Rental 2017 Model Year Program Letter dated August 26, 2016 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2016).*

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