Form 10-K
period 2016-12-31
AVIS BUDGET GROUP, INC.
filed 2017-02-21
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
COMMISSION FILE NO. 001-10308

AVIS BUDGET GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	06-0918165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 SYLVAN WAY PARSIPPANY, NJ	07054
(Address of principal executive offices)	(Zip Code)
973-496-4700
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, Par Value $.01	The NASDAQ Global Select Market
Preferred Stock Purchase Right	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,911,952,460 based on the closing price of its common stock on the NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2017, the number of shares outstanding of the registrant’s common stock was 85,991,536.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s annual stockholders’ meeting scheduled to be held on May 16, 2017 (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

•
risks related to protecting the integrity of our information technology systems and the confidential information of our employees and customers against security breaches, including cyber-security breaches; and

•
other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services, including uncertainty and instability related to potential withdrawal of countries from the European Union.

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

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company,” “Avis Budget,” “we,” “our” or “us” means Avis Budget Group, Inc. and its subsidiaries. “Avis,” “Budget,” “Budget Truck,” “Zipcar,” “Payless,” “Apex,” “Maggiore” and “France Cars” refer to our Avis Rent A Car System, LLC, Budget Rent A Car System, Inc., Budget Truck Rental, LLC, Zipcar, Inc., Payless Car Rental, Inc., Apex Car Rentals, Maggiore Rent S.p.A. and AAA France Cars SAS operations, respectively, and, unless the context otherwise requires, do not include the operations of our licensees, as further discussed below.

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

On average, our rental fleet totaled approximately 600,000 vehicles and we completed more than 39 million vehicle rental transactions worldwide in 2016. We generate approximately 70% of our vehicle rental revenue from on-airport locations and approximately 30% of our revenue from off-airport locations. We also license the use of the Avis and Budget trademarks to licensees in areas in which we do not operate directly. Our brands have an extended global reach with more than 11,000 car and truck rental locations throughout the world, including approximately 5,000 car rental locations operated by our licensees. We believe that Avis, Budget and Zipcar enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand.

Our Zipcar brand is the world’s leading car sharing company, with more than one million members in the United States, Canada and Europe. We operate Budget Truck, one of the leading truck rental businesses in the United States, with a fleet of approximately 22,000 vehicles that operate through a network of approximately 1,000 dealer-operated and 480 Company-operated locations throughout the continental United States. We also own Payless, a car rental brand that operates in the deep-value segment of the industry; Apex, which is a leading deep-value car rental brand in New Zealand and Australia; Maggiore, a leading vehicle rental brand in Italy; and France Cars, which operates one of the largest light commercial vehicle fleets in France. We also have investments in certain of our Avis and Budget licensees outside of the United States, including joint ventures in India and China.

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

In 2013, we acquired Zipcar, the world’s leading car sharing company, to further increase our growth potential and our ability to better serve a greater variety of our customers’ mobility needs. In 2012 and 2013, we acquired our Apex and Payless brands, respectively, which allowed us to expand our presence in the deep-value segment of the car rental industry. In 2014, we also acquired our long-standing Budget licensee for Southern California and Las Vegas, which further expanded our Company-operated locations in the United States. In 2015, we acquired the operations of our former Avis and Budget licensees in Brazil, Norway, Sweden and Denmark; our Avis licensee in Poland; and Maggiore, a leading provider of vehicle rental services in Italy. In 2016, we acquired France Cars, a privately held vehicle rental company based in France, to significantly expand our presence in the French market. These acquisitions have allowed us to further expand our global footprint of Company-operated locations.

We have a long history of innovation in the vehicle rental and car sharing business, including:

•	in 1973, we launched our proprietary Wizard system, a constantly updated information-technology system that is the backbone of our operations;

•	in 1987, we introduced our Roving Rapid Return program, powered by a handheld computer device that allows customers to bypass the car return counter;

•	in 1996, we became one of the first car rental companies to accept online reservations;

•	in 2000, we introduced Avis Interactive, the first Internet-based reporting system in the car rental industry;

•	in 2009, we launched what we believe to be the first car rental iPhone application in the United States;

•	in 2012, we believe that our Avis brand became the first in the industry to offer mobile applications to customers on all major mobile platforms;

•	in 2015, our Avis brand was the first in the industry to offer an Android application that allows customers to use voice-activated technology to make, confirm or cancel their car rental reservations;

•
in 2015, our Avis brand was the first U.S. car rental company to offer an application for the Apple Watch, which enables our customers to email themselves a car rental receipt and view current, upcoming and past car rental reservations from their wrists;

•	in 2015, we continued to expand our use of yield management systems, which the Company designed to help optimize its decision-making with respect to pricing and fleet management; and

•	in 2016, we introduced Avis Now, a mobile app-enabled rental process that provides Avis customers with greater control of their rental experience using their smartphone or tablet device.

Our Zipcar operations have been a constantly innovating pioneer in using advanced vehicle technologies as the first car sharing company in the United States to develop a self-service solution to manage the complex interactions of real-time, location-based activities inherent in a large-scale car sharing operation, including new member application, reservations and keyless vehicle access, fleet management and member management. Zipcar was also the first to allow members to reserve the specific make, model and type of car by phone, Internet or wireless mobile device. In 2015, Zipcar introduced Instant Join and Drive, a technology innovation that dramatically reduces the time it takes to become a Zipcar member, and the flexibility to make both round-trip and one-way reservations.

Since becoming an independent vehicle rental services company in 2006, we have focused on strengthening our brands, our operations, our technology, our competitiveness and our profitability. In conjunction with these efforts, we have implemented process improvements impacting virtually all areas of the business; realized significant cost savings through the integration of acquired businesses with our pre-existing operations; achieved reductions in operating and selling, general and administrative expenses, including significant reductions in staff; assessed location, segment and customer profitability to address less-profitable aspects of our business; implemented price increases and changes to our sales, marketing and affinity programs to improve profitability; and sought to better optimize our acquisition, deployment and disposition of fleet in order to lower costs and better meet customer demand.

SEGMENT INFORMATION

We categorize our operations into two reporting segments:

•
Americas, which provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in North America, South America, Central America and the Caribbean, and operates the Company’s car sharing business in certain of these markets; and

•
International, which provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in Europe, the Middle East, Africa, Asia, Australia and New Zealand, and operates the Company’s car sharing business in certain of these markets.

The following table presents key operating metrics for each of our two reporting segments:

	Total 2016 Rental Days		Average 2016 Time and Mileage (“T&M”) Revenue per Day	Average 2016 Rental Fleet Size
Americas	101	million	$40.38	385,000
International	46	million	$32.01	177,000
Total Company	147	million		562,000
________
Note: Operating metrics exclude Zipcar and U.S. truck rental operations, which had average fleets of 14,000 and 22,000 vehicles, respectively.

The following graphs present the composition of our rental days and our average rental fleet in 2016, by segment:
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

•
Enhancing Customers’ Rental Experience. We are committed to serving our customers and enhancing their rental experience, including through our Customer Led, Service Driven™ initiative, which is aimed at improving our customers’ rental experience with our brands, our systems and our employees. Following extensive reviews of the ways, places and occasions in which our brands, our systems and our employees interact with existing and potential customers, we have implemented actions that further enhance the service we provide at these customer “touch points.” For example:

◦
With significant input from our customers, we created our Avis Now mobile application, which provides our Avis customers a new and innovative way to control many elements of their rental experience via their smartphone or tablet device. Through the Avis Now application, our customers are able to view which cars are available in real-time; exchange or upgrade a car prior to or while on the rental lot; confirm, cancel or extend a rental; add ancillary products; return a car without assistance; view their rental agreement; confirm their fuel level at beginning and end of rental as well as miles driven; and obtain assistance on demand.

◦
We offer Avis Preferred Select & Go™, a vehicle-choice program for customers, have revised our rental agreements and receipts to improve transparency, and offer mobile applications to accept reservations and to better communicate with customers. We have also continued improving the overall customer experience by focusing on our understanding of and improving upon our customer service practices, soliciting more feedback from our customers and expanding our customer-service-oriented training of our employees.

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

•
Controlling Costs and Driving Efficiency throughout the Organization. We have continued our efforts to rigorously control costs. We continue to aggressively reduce expenses throughout our organization, and we have consistently eliminated or reduced significant costs through the integration of acquired businesses. In addition:

◦
We continued to develop and implement our Performance Excellence process improvement initiative to increase efficiencies, reduce operating costs and create sustainable cost savings using LEAN, Six Sigma and other tools. This global initiative has generated substantial savings since its implementation and is expected to continue to provide incremental benefits.

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

In 2016, we continued to refine our strategies to further emphasize supporting and strengthening our brands, increasing our margins, and seizing growth and efficiency opportunities as mobility solutions continue to evolve. In executing our strategy, we plan to continue to position our distinct and well-recognized global brands to focus on different segments of customer demand, complemented by our other brands in their respective regional markets. With Avis as a premium brand preferred more by corporate and upscale leisure travelers, Budget as a mid-tier brand preferred more by value-conscious travelers, Payless as a deep-value brand, Maggiore, France Cars and Apex as well-recognized regional brands and Zipcar offering its members an economical alternative to car ownership, we believe we are able to target a broad range of demand, particularly since the brands often share the same operational and administrative infrastructure while providing differentiated though consistently high levels of customer service.

Since our Avis brand represents approximately 60% of our revenue and is recognized as a global leader in vehicle rental services, we are particularly focused on maintaining and building its reputation as a reliably high-quality service provider. Our investment in technology, including the roll-out of our Avis Now mobile application and new Avis websites, is a key part of our efforts. We have also increased our marketing activities in support of the Avis and Budget brands.

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

In executing our strategy, we are keenly focused on identifying and implementing actions that will increase our margins over the next several years. We see significant potential in the areas of optimizing our pricing, customer mix and sales of ancillary products and services; optimizing our procurement, deployment and disposition of vehicles, including increased use of non-auction channels for selling our cars; continuing to drive operational efficiency in our business; and applying connected-car/in-vehicle systems and other emerging technologies in our operations. Our margins have increased significantly from 2010 to 2016, and we see opportunities to continue the trend of longer-term margin growth.

We also believe that new technologies and evolving customer preferences that favor the rental or sharing of vehicles rather than personal car ownership represent important opportunities for us to meet new and growing consumer and commercial demand for the types of products and services that we provide. We see our Zipcar brand expanding into new markets and providing new transportation solutions, such as one-way trips, to both shape and satisfy consumers’ needs. In addition, we believe there are substantial opportunities for our Avis and Budget brands to benefit and grow as mobility solutions and vehicle-related technologies evolve.

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

Avis

Avis is a leading rental car supplier positioned to serve the premium commercial and leisure segments of the travel industry. The Avis brand provides high-quality car rental services at price points generally above non-branded and value-branded national car rental companies. We operate or license the Avis car rental system (the “Avis System”), one of the largest car rental systems in the world, comprised of approximately 5,500 locations worldwide, including in virtually all of the largest commercial airports and cities in the world.

We operate approximately 2,750 Avis car rental locations worldwide, in both the on-airport and off-airport, or local, rental markets. In 2016, our Avis operations generated total revenue of approximately $5.1 billion, of which approximately 63% (or $3.2 billion) was derived from operations in the Americas. In addition, we license the Avis brand to other independent commercial owners in approximately 2,750 locations throughout the world. In 2016, approximately 71% of the Avis System total revenue was generated by our Company-operated locations and the remainder was generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that comprise the Avis System:

	Avis System Locations
	Americas	International	Total
Company-operated locations	1,550	1,200	2,750
Licensee locations	700	2,050	2,750
Total Avis System Locations	2,250	3,250	5,500

The graphs below present the approximate composition of the Americas Avis System revenue and global Avis System revenue in 2016:
In 2016, Avis derived approximately $1.8 billion and $1.8 billion (or 50% and 50%) of its vehicle rental revenue from commercial and leisure customers, respectively, and $2.5 billion and $1.1 billion (or 70% and 30%) of its vehicle rental revenue from customers renting at airports and locally, respectively.

We offer Avis customers a variety of premium services, including:

•
Avis Now, a mobile application-enabled process that allows customers to reserve, confirm, choose or upgrade their car, add ancillary products, open and close or extend rentals, and, in the case of certain connected vehicles, lock and unlock the vehicle, using their smartphone or tablet device.

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

•	supporting online interactions with our customers through various mobile platforms, including an application for the Apple Watch and an Android application featuring voice-activated reservations.

Avis has been named the leading car rental company in customer loyalty in the Brand Keys Customer Loyalty Engagement Index for the seventeen consecutive years. In addition, Avis was named to the 2016 Brand Keys Loyalty Leaders List and received numerous other awards.

Budget

Budget is a leading rental car supplier focused primarily on more value-conscious segments of the industry. We operate or license the Budget vehicle rental system (the “Budget System”), which is comprised of approximately 4,050 car rental locations and represents one of the largest car rental systems in the world. The Budget System encompasses locations at most of the largest airports and cities in the world.

We operate approximately 2,050 Budget car rental locations worldwide. In 2016, our Budget car rental operations generated total revenue of approximately $2.5 billion, of which 83% (or $2.1 billion) was derived from operations in the Americas. We also license the Budget System to independent commercial owners who operate approximately 2,000 locations worldwide. In 2016, approximately 71% of the Budget System total revenue was generated by our Company-operated locations with the remainder generated by locations operated by independent licensees, which generally pay royalty fees to us based on a percentage of applicable revenue.

The table below presents the approximate number of locations that comprise the Budget System:

	Budget System Locations
	Americas	International	Total
Company-operated locations	1,400	650	2,050
Licensee locations	650	1,350	2,000
Total Budget System Locations	2,050	2,000	4,050

The graphs below present the approximate composition of the Americas Budget System revenue and global Budget System revenue in 2016:
In 2016, Budget derived approximately $1.3 billion and $435 million (or 75% and 25%) of its vehicle rental revenue from leisure and commercial customers, respectively, and $1.3 billion and $427 million (or 75% and 25%) of its vehicle rental revenue from customers renting at airports and locally, respectively.

Budget offers its customers several products and services similar to Avis, such as portable GPS navigation units, roadside assistance, electronic toll collection, emailed receipts and refueling options, as well as a mobile application that allows customers to reserve, modify and cancel reservations on their smartphone, special rental rates for frequent renters and Budget’s Fastbreak service, an expedited rental service for frequent travelers.

In 2016, Budget received numerous awards, including for its award-winning loyalty program, Unlimited Rewards®, which was selected by Travel Weekly as a 2016 Gold Magellan Award Winner.

Zipcar

Founded in 2000, Zipcar operates the world’s leading membership-based car sharing network that provides “wheels when you want them” to more than one million members, also known as “Zipsters,” in over 30 major metropolitan areas, over 550 college campuses and in more than 500 cities and towns across the United States, Canada and Europe. Zipcar provides its members self-service vehicles in reserved parking spaces located in residential neighborhoods, business districts, college campuses, business office complexes and airports.
Our members may reserve vehicles by the hour or by the day at rates that include gasoline, insurance and other costs associated with vehicle ownership, and they can make their reservations through Zipcar’s reservation system, which is available by phone, Internet or through the Zipcar application on their smartphone. Our members have the flexibility to choose from a variety of makes and models of vehicles depending on their specific needs and desires for each trip and the available Zipcars in their neighborhoods. The flexibility and affordability of our service, as well as broader consumer trends toward responsible and sustainable living, provide a significant platform for future growth.
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

•
Zipcar for Universities - We provide college students, faculty, staff and local residents living in or near rural and urban campuses with access to Zipcars. Zipcars are located on over 550 college and university campuses. Our program for universities helps university administrators maximize the use of limited parking space on campus and reduce campus congestion while providing an important amenity for students, faculty, staff and local residents. In some cases, Zipcar may be the only automobile transportation available to students, since many traditional rental car services have higher age restrictions.

•
Zipcar for Business - We provide companies with a business-friendly alternative to providing company cars with car-sharing programs that give their employees convenient, on-demand access to vehicles at exclusive rates. Zipcar for Business also allows easy billing, enabling members to charge driving to the driver or directly to their employer.

In 2016, we expanded Zipcar’s ONE>WAY program in selected markets, allowing members in more locations to take on-demand one-way trips. We also opened the first pilot of Zipcar’s “floating” car sharing product in Brussels, allowing members to drive one-way and leave the car in any designated space. The Zipcar brand has continued to be recognized as the world’s leading car sharing network and for the quality of the customer experience it offers.

Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck rental businesses in the United States. Our Budget Truck fleet is comprised of approximately 22,000 vehicles that are rented through a network of approximately 1,000 dealers and 480 Company-operated locations throughout the continental United States. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks to consumers and to our commercial accounts and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck and ancillary equipment rentals. The Budget Truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications.

Other Brands

Our Payless brand is a leading rental car supplier positioned to serve the deep-value segment of the car rental industry. We operate or license the Payless brand, which is comprised of approximately 240 vehicle rental locations worldwide, including approximately 90 Company-operated locations and more than 150 locations operated by licensees. Company-operated Payless locations are primarily located in North America, the majority of which are at or near major airports. Payless’ base T&M fees are often lower than those of larger, more established brands, but Payless has historically achieved a greater penetration of ancillary products and services with its customers. The Payless business model allows the Company to extend the life cycle of a portion of our fleet, as we “cascade” certain vehicles that exceed certain Avis and Budget age or mileage thresholds to be used by Payless.

Our Apex brand operates primarily in the deep-value segment of the car rental industry in New Zealand and Australia, where we have approximately 25 Apex rental locations. Apex operates its own rental fleet, separate from Avis and Budget vehicles and generally older and less expensive than vehicles offered by Avis, Budget and other traditional car rental companies. Apex generates substantially all of its reservations through its proprietary websites and contact center and typically has a greater than average length of rental. The substantial majority of Apex locations are at or near major airport locations.

Our Maggiore brand is a leading vehicle rental brand in Italy, where we operate or license more than 130 rental locations under the Maggiore name. Our Maggiore brand has a strong domestic reputation in the commercial, leisure and insurance replacement/leasing segments and benefits from a strong presence at airport, off-airport and railway locations.  We have integrated numerous elements of Maggiore’s operations and fleet management into our existing processes.

Our France Cars brand operates one of the largest light commercial vehicle fleets in France from more than 60 rental locations. With the purchase of France Cars in December 2016, we further increased our ability to serve customers’ needs for vans and light trucks throughout France.

RESERVATIONS, MARKETING AND SALES

Reservations

Our customers can make vehicle rental reservations through our brand-specific websites and through our toll-free reservation centers, by calling a specific location directly, through brand-specific mobile applications, through online travel agencies, through travel agents or through selected partners, including many major airlines, associations and retailers. Travel agents can access our reservation systems through all major global distribution systems (“GDSs”), which provide information with respect to rental locations, vehicle availability and applicable rate structures.

Our Zipcar members may reserve cars by the hour or by the day through Zipcar’s reservation system, which is accessible through the Zipcar website, through the Zipcar application on their smartphone or by phone. We also provide two-way SMS texting, enabling us to proactively reach out to members during their reservation via their mobile device to manage their reservation, including instant reservation extension.

In 2016, we generated approximately 29% of our vehicle rental reservations through our brand-specific websites, 10% through our contact centers, 25% through GDSs, 14% through online travel agencies, 12% through direct-connect technologies and 10% through other sources. Virtually all of our Zipcar car sharing reservations were generated online or through our Zipcar mobile applications. We use a voice reservation system that allows customers to conduct certain transactions such as confirmation, cancellation and modification of reservations using self-service interactive voice response technology. In addition to our Zipcar mobile applications, we have also developed Avis and Budget mobile applications for various mobile platforms, allowing our customers to more easily manage their car rental reservations on their mobile devices.

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

We use social media to promote our brands and provide our customers with the tools to interact with our brands electronically through multiple web-based platforms. We also use digital marketing activities to drive international reservations.

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

In 2016, we maintained, expanded or entered into marketing alliances with key marketing partners that include brand exposure and cross-marketing opportunities for each of the brands involved. For example, in 2016, we became the exclusive car rental partner of JetBlue Airways and JetBlue’s True Blue loyalty rewards program. We also extended our relationships with American Airlines, AARP, USAA and Aeroplan. Additionally, as the “Official Rental Car of the PGA TOUR,” Avis promoted its products and services to millions of golf enthusiasts worldwide through prominent advertising placements in PGA TOUR television broadcasts, scoreboards at tournaments, online media channels and additional official partner channels.

We continue to maintain strong links to the travel industry and we expanded or entered into marketing alliances with numerous marketing partners in 2016:

•
We maintain marketing partnerships with many major airlines, including Air Canada, Air France, Air New Zealand, American Airlines, British Airways, Frontier Airlines, Iberia Airlines, Japan Airlines, JetBlue Airways, KLM, Lufthansa, Qantas, SAS, Southwest Airlines and Virgin America.

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

In 2016, approximately 61% of vehicle rental transactions from our Company-operated Avis locations were generated by travelers who rented from Avis under contracts between Avis and the travelers’ employers or through membership in an organization with which Avis has a contractual affiliation (such as AARP and Costco Wholesale). Avis maintains marketing relationships with other organizations such as American Express, MasterCard International and Sears, through which we are able to provide their customers with incentives to rent from Avis. Avis licensees also generally have the option to participate in these affiliations.

Additionally, we offer “Unlimited Rewards®,” an award-winning loyalty incentive program for travel agents, and Avis and Budget programs for small businesses that offers discounted rates, central billing options and rental credits to members. Budget has contractual arrangements with American Express, MasterCard International and other organizations, which offer members incentives to rent from Budget.

Budget Truck also maintains certain truck-rental-specific marketing and/or co-location relationships, including those with Sears, Simply Self Storage and Extra Space Storage. We also have an exclusive agreement to advertise Budget Truck rental services in the Mover’s Guide, an official U.S. Postal Service change of address product.

Our Zipcar brand also partners with other active lifestyle brands that appeal to our Zipcar members and organizes, sponsors and participates in charitable and community events with organizations important to us and our Zipcar members. Zipcar maintains close relationships with universities that allow us to market to the “next generation consumer” who, upon graduation, may migrate to the major metropolitan areas that we serve, continue their relationship with us and advocate for broad sponsorship of Zipcar membership at their places of work.

Through our Zipcar for Business program, we also offer reduced membership fees and weekday driving rates to employees of companies, federal agencies and local governments that sponsor the use of Zipcars.

LICENSING

We have licensees in approximately 170 countries throughout the world. Royalty fee revenue derived from our vehicle rental licensees in 2016 totaled $132 million, with approximately $94 million in our International segment and $38 million in our Americas segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban or rural locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional fixed costs associated with fees paid by licensees to us. Locations operated by licensees represented approximately 50% of our Avis and Budget car rental locations worldwide and approximately 29% of total revenue generated by the Avis and Budget Systems in 2016. We facilitate one-way car rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

We generally enjoy good relationships with our licensees and meet regularly with them at regional, national and international meetings. Our relationships with our licensees are governed by license agreements that grant the licensee the right to operate independently operated vehicle rental businesses in certain territories. Our license agreements generally provide our licensees with the exclusive right to operate in their assigned territory. These agreements impose obligations on the licensee regarding its operations, and most agreements restrict the licensee’s ability to sell, transfer or assign its license agreement and capital stock.

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

OTHER REVENUE

In addition to revenue from our vehicle rentals and licensee royalties, we generate revenue from our customers through the sale and/or rental of optional ancillary products and services and membership fees. We offer products to customers that will enhance their rental experience, including collision and loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental such as additional/supplemental liability insurance or personal accident/effects insurance, products for driving convenience such as portable GPS navigation units, tablet rentals, optional roadside assistance services, fuel service options, electronic toll collection, access to satellite radio and child safety seat rentals. We also supplement our daily truck rental revenue by offering customers automobile towing equipment and other moving accessories such as hand trucks, furniture pads and moving supplies. In addition, we receive payment from our customers for certain operating expenses that we incur, including vehicle licensing fees, as well as airport concession fees that we pay in exchange for the right to operate at airports and other locations. In 2016, approximately 6% of our revenue was generated by the sale of collision and loss damage waivers.

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

•
Pricing decision support systems. Pricing in the vehicle rental industry is highly competitive and complex. To improve our ability to respond to rental rate changes in the marketplace, we have utilized sophisticated systems to gather and report competitive industry rental rate changes every day. Our systems, using data from third-party reservation systems as its source of information, automatically scan rate movements and report significant changes to our staff of pricing analysts for evaluation. These systems greatly enhance our ability to gather and respond to rate changes in the marketplace. In 2016, we continued to implement an integrated pricing and fleet optimization tool that has allowed us to test and implement improved pricing strategies and optimization algorithms, as well as automate the implementation of certain price changes.

•
Websites and Mobile Applications. We have developed brand-specific websites and mobile applications that leverage our technology across brands and provide the flexibility and ease of transacting that our customers demand for their interactions with us. Our websites and apps are optimized for various devices and provide a simple interface for each mode of communication such as computer, smartphone, tablets and other electronic devices.

•
Customer service applications. Our customer service applications are comprehensive case management systems that our customer care agents use to handle a variety of issues and questions from our customers. Our multi-branded systems interface with our Wizard system and give our agents current and historical information about a caller so that they are better equipped to provide informed and expedited assistance, while at the same time allowing us to be consistent in our case handling and responses.

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

Car Sharing

Our Zipcar car sharing technology was specifically designed and built for our car sharing business and has been continually refined and upgraded to optimize the Zipcar experience for our members. Our fully-integrated platform centralizes the management of our Zipcar reservations, member services, fleet operations and financial systems to optimize member experience, minimize costs and leverage efficiencies. Through this platform, we:

•	process new member applications;

•	support a mobile application and a website used by members to make and manage reservations and account information;

•	manage reservations and keyless vehicle access;

•	manage and monitor member interactions and communications, including through interactive voice response systems, email and text messaging;

•	integrate with third parties that provide additional services such as gas card and mapping services;

•	manage billing and payment processing across multiple currencies;

•	manage our car sharing fleet, including scheduled service and cleanings;

•	manage vehicle locations and location information, including parking agreements; and

•	monitor and analyze key metrics of each Zipcar such as utilization rate, mileage and maintenance requirements.

Each Zipcar is typically equipped with a combination of telematics modules, including a control unit with, mobile data service, radio frequency identification card readers, wireless antennae, wiring harness, vehicle interface modules and transponders for toll systems. This hardware, together with internally developed embedded firmware, vehicle communication protocols and datacenter software, allows us to authorize secure access to our Zipcars from our data centers and provides us with a comprehensive set of fleet management data that is stored in our centralized database.

Interactions between members and our Zipcars are captured in our system, across all communication channels, providing us with knowledge we use to improve our members’ experiences and better optimize our business processes. We have built and continue to innovate our technology platform in order to support growth and scalability.

OUR FLEET

We offer a wide variety of vehicles in our rental fleet, including luxury cars and specialty-use vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. We maintain a single fleet of vehicles for Avis and Budget in countries where we operate both brands. The substantial majority of Zipcar’s fleet is dedicated to use by Zipcar, but we have developed processes to share vehicles between the Avis/Budget fleet and Zipcar’s fleet primarily to help meet Zipcar’s demand peaks. We maintain a diverse car rental fleet, in which no vehicle manufacturer represented more than 18% of our 2016 fleet purchases, and we regularly adjust our fleet levels to be consistent with demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. In 2016, we purchased vehicles from Audi, BMW, Chrysler, Citroen, Fiat, Ford, General Motors, Hyundai, Kia, Mercedes, Nissan, Opel, Peugeot, Renault, Seat, Toyota, Volkswagen and Volvo, among others. During 2016, approximately 18%, 11% and 9% of the cars acquired for our car rental fleet were manufactured by Ford, General Motors and Chrysler, respectively.

Fleet costs represented approximately 24% of our aggregate expenses in 2016. Fleet costs can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles.

In 2016, on average, approximately 44% of our rental car fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase vehicles at a specified price during a specified time period or guarantee our rate of depreciation on the vehicles during a specified period of time, or were vehicles subject to operating leases. We refer to cars subject to these agreements as “program” cars and cars not subject to these agreements as “risk” cars because we retain the risk associated with such cars’ residual values at the time of their disposition. Such agreements typically require that we pay more for program cars and maintain them in our fleet for a minimum number of months and impose certain return conditions, including car condition and mileage requirements. When we return program cars to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market. In 2016, approximately 64% of the vehicles we disposed of were sold pursuant to repurchase or guaranteed depreciation programs. The future percentages of program and risk cars in our fleet will depend on several factors, including our expectations for future used car prices, our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs. The Company has agreed to purchase approximately $7.7 billion of vehicles from manufacturers in 2017.

We dispose of our risk cars largely through automobile auctions, including auctions that enable dealers to purchase vehicles online more quickly than through traditional auctions, as well as through direct-to-dealer sales. In 2016, we continued to expand the number of states that can participate in our Ultimate Test Drive consumer car sales program, which offers customers the ability to purchase our rental vehicles. Alternative disposition channels such as Ultimate Test Drive, online auctions, retail lots and direct to dealer sales represented approximately 39% of our risk vehicle dispositions in the Americas in 2016 and provide us with per-vehicle cost savings compared to selling cars at auctions.

For 2016, our average monthly vehicle rental fleet size (including U.S. rental trucks) ranged from a low of approximately 507,000 vehicles in January to a high of approximately 683,000 vehicles in July. Our average monthly car rental fleet size typically peaks in the summer months. Average fleet utilization for 2016, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 66% in December to 76% in August. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled statistics.

We place a strong emphasis on vehicle maintenance for customer safety and customer satisfaction reasons, and because quick and proper repairs are critical to fleet utilization. To accomplish this task we employ a fully-certified Automotive Service Excellence manager and have developed a specialized training program for our technicians. Our technician training department prepares its own technical service bulletins that can be retrieved electronically at our repair locations. In addition, we have implemented policies and procedures to promptly address manufacturer recalls as part of our ongoing maintenance and repair efforts.

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

Our associates and managers at our Company-operated locations are trained and empowered to resolve most customer issues at the location level. We also continuously track customer-satisfaction levels by sending location-specific surveys to recent customers and utilize detailed reports and tracking to assess and identify ways that we can improve our customer service delivery and the overall customer experience. In 2016, we received feedback from more than 2 million customers globally. Our location-specific surveys ask customers to evaluate their overall satisfaction with their rental experience and the likelihood that they will recommend our brands, as well as key elements of the rental experience. Results are analyzed in aggregate and by location to help further enhance our service levels to our customers.

In 2016, we expanded and enhanced our comprehensive case management system that our customer care agents use to consistently and expeditiously handle a variety of issues and questions from our customers.

EMPLOYEES

As of December 31, 2016, we employed approximately 30,000 people worldwide, of whom approximately 8,800 were employed on a part-time basis. Of our approximately 30,000 employees, approximately 20,000 were employed in our Americas segment and 10,000 in our International segment.

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

As of December 31, 2016, approximately 35% of our employees were covered by collective bargaining agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

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

We offer our U.S. customers a range of optional insurance products and coverages such as supplemental liability insurance, personal accident insurance, personal effects protection, emergency sickness protection, automobile towing protection and cargo insurance, which create additional risk exposure for us. When a customer elects to purchase supplemental liability insurance or other optional insurance related products, we typically retain economic exposure to loss, since the insurance is provided by an unaffiliated insurer that is reinsuring its exposure through our captive insurance subsidiary, Constellation Reinsurance Co., Ltd. Additional personal accident insurance offered to our customers in Europe is underwritten by a third-party insurer, and reinsured by our Avis Budget Europe International Reinsurance Limited subsidiary. We also maintain excess insurance coverage through unaffiliated carriers to help mitigate our potential exposure to large liability losses. We otherwise bear these and other risks, except to the extent that the risks are transferred through insurance or contractual arrangements.

OUR INTELLECTUAL PROPERTY

We rely primarily on a combination of trademark, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. The service marks “Avis,” “Budget,” and “Zipcar” and related marks or designs incorporating such terms and related logos and marks such as “We try harder,” and “wheels when you want them” are material to our vehicle rental and car sharing businesses. Our subsidiaries and licensees actively use these marks. All of the material marks used by

Avis, Budget and Zipcar are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as in foreign jurisdictions. Our subsidiaries own the marks and other intellectual property, including the Wizard system, used in our business. We also own trademarks and logos related to the “Apex Car Rentals” brand in Australia and New Zealand, the “Payless Car Rental” brand in the United States and several other countries, the “Maggiore” brand in Italy and the “France Cars” brand in France.

CORPORATE SOCIAL RESPONSIBILITY

The Company strives to maintain best practices in corporate social responsibility, which includes an emphasis on several key initiatives, including a global ethics and compliance program for all employees worldwide; data protection guidelines aimed at protecting Company and customer data; a competitive employee benefits program; commitments to equal employment opportunities and diversity; offering fuel-efficient rental vehicles; and a commitment to corporate philanthropy through which we give back to the communities in which we operate.

•
Ethical Standards. We seek to hold our employees to high ethical standards. We place great emphasis on professional conduct, safety and security, information protection and integrity. Our employees are required to follow our Code of Conduct. Our Code of Conduct represents the core of our business philosophy and values and covers numerous areas, including standards of work-related behavior; security of information, systems and other assets; conflicts of interest; securities laws; and community service. We provide employees with training to help understand both our Code of Conduct and how to interpret it in various situations. Failure to comply with our Code of Conduct is grounds for disciplinary action, up to and including termination of employment. Our Third Party Standards of Conduct represent the Company’s commitment to fostering sustainable relationships with our business partners, agents, consultants, suppliers and other third parties and ensuring that they uphold ethical, social and environmental standards.

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

•
Sustainability. As a responsible corporate citizen, we are committed to monitoring, measuring and managing our environmental impact, and working to reduce it where practicable on an ongoing basis. In this regard, the Company has focused on six primary initiatives:

◦	Operations: Recycling and reducing solid and liquid waste, including motor oil, glass, and tires.

◦	Fleet: Offering our customers a wide variety of vehicles that are environmentally friendly, including as defined by the U.S. Environmental Protection Agency’s SmartWay Certification Program.

◦	Outreach: Partnering with our corporate customers to help them measure and manage the environmental impact of Avis and Budget rental vehicles used by their employees.

◦	Compliance: Meeting or voluntarily exceeding the requirements of all federal, state and local health, safety and environmental protection laws.

◦	Reduction: Limiting our use of natural resources, recycling where practicable, whether water, oil, tire rubber, paper, plastic or other materials.

◦	Car Sharing: Through its Zipcar brand, operating the world’s leading car-sharing network, considered to be one of the most environmentally-friendly transportation alternatives available.

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

We face risks related to fleet costs.

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our rental vehicles. In 2016, on average approximately 44% of our rental car fleet was comprised of program cars or vehicles subject to operating leases. Such program cars and leased vehicles enable us to determine our depreciation expense in advance of purchase, which is a significant component of our fleet costs. However, as discussed below, such program cars result in additional exposure to the manufacturers with whom we have such agreements.

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

If economic conditions in the United States, Europe and/or worldwide were to weaken, including due to uncertainty and instability related to the potential withdrawal of countries from the European Union, our financial condition or results of operations could be adversely impacted.

Any significant airline capacity reductions, airfare or related fee increases, reduced flight schedules, or any events that disrupt or reduce business or leisure air travel or weaken travel demand and tourism, such as work stoppages, military conflicts, terrorist incidents, natural disasters, disease epidemics, or the response of governments to any such events, could have an adverse impact on our results of operations. Likewise, any significant increases in fuel prices, a severe protracted disruption in fuel supplies or rationing of fuel could discourage our customers from renting vehicles or reduce or disrupt air travel, which could also adversely impact our results of operations.

Our truck rental business can be impacted by the housing market. If conditions in the housing market were to weaken, we may see a decline in truck rental transactions, which could have an adverse impact on our business.

We face risks related to our ability to successfully implement our business strategies and to preserve the value of our brands.

Our objective is to focus on strategically accelerating growth, strengthening our global position as a leading provider of vehicle rental services, continuing to enhance our customers’ rental experience and controlling costs and driving efficiency throughout the organization. We see significant potential in the areas of optimizing our pricing, customer mix and sales of ancillary products and services; optimizing our procurement, deployment and disposition of vehicles, including increased use of non-auction channels for selling our cars; and applying connected-car/in-vehicle systems and other emerging technologies in our operations. If we are unsuccessful in implementing our strategic initiatives, our financial condition or results of operations could be adversely impacted.

Since 2014, the Company has taken significant actions to further streamline its administrative and shared-services infrastructure through a restructuring program that identifies and replicates best practices, leverages the scale and capabilities of third-party service providers, and is designed to increase the global standardization and consolidation of non-rental-location functions over time. We cannot be certain that such initiatives will continue to be successful. Failure to successfully implement any of these initiatives could have an adverse impact to our financial condition or results of operations.

Any failure to provide a high-quality reservation and rental experience for our customers and members, to adopt new technologies or to meet evolving customer preferences could substantially harm our reputation and competitiveness, and could adversely impact our financial condition or results of operations.

We face risks related to our Zipcar operations.

We expect that the competitive environment for our car sharing services will become more intense as additional companies, including automobile manufacturers, enter our existing markets or try to expand their operations. Competitors could introduce new solutions with competitive price and convenience characteristics, offer new technologies, undertake more aggressive marketing campaigns than we do or price their products below cost. Such developments could adversely impact our business and result of operations should we be unable to compete with such efforts.

Because Zipcar members are located primarily in cities, we compete for limited parking locations that are convenient to our members or are available on terms that are commercially reasonable to our business. If we are unable to obtain and maintain a sufficient number of parking locations that are convenient to our members, then our ability to attract and retain members could suffer and our business and results of operations could be materially impacted.

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

Our global operations are dependent upon products manufactured, purchased and sold in the United States and internationally, including in countries with political and economic instability. Operating and seeking to expand business in a number of different regions and countries exposes us to a number of risks, including:

•	multiple and potentially conflicting laws, regulations, trade policies and agreements that are subject to change;

•	the imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

•	local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations;

•	varying tax regimes, including consequences from changes in applicable tax laws;

•	uncertainty and changes to political and regulatory regimes as a result of changing social, political, regulatory and economic environments in the United States and internationally;

•	national and international conflict, including terrorist acts; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

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

In our business, the third quarter of the year has historically been our strongest quarter due to the increased level of summer leisure travel and household moving activity. We vary our fleet size over the course of the year to help manage seasonal variations in demand, as well as localized changes in demand that we may encounter in the various regions in which we operate. In 2016, the third quarter accounted for 30% of our total revenue for the year and was our most profitable quarter as measured by net income and Adjusted EBITDA. Any circumstance or occurrence that disrupts rental activity during the third quarter could have a disproportionately adverse impact on our financial condition or results of operations.

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

We may engage in strategic transactions, including the acquisition of or investment in existing licensees and/or other related businesses. The risks involved in engaging in these strategic transactions include the possible failure to successfully integrate the operations of acquired businesses, or to realize the expected benefits of such transactions within the anticipated time frame, or at all, such as cost savings, synergies or sales or growth opportunities. In addition, the integration may result in material unanticipated challenges, expenses, liabilities or competitive responses, including:

•	inconsistencies between our standards, procedures and policies and those of the acquired business;

•	the increased scope and complexity of our operations could require significant attention from management and could impose constraints on our operations or other projects;

•	unforeseen expenses, delays or conditions, including required regulatory or other third-party approvals or consents;

•	an inability to retain the customers, employees, suppliers and/or marketing partners of the acquired business;

•	the costs of compliance with U.S. and international laws and regulations, including the acquisition or assumption of unexpected liabilities, litigation, penalties or other enforcement actions;

•	provisions in our and the acquired business’s contracts with third parties that could limit our flexibility to take certain actions or our ability to retain customers;

•	higher than expected costs arising due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies;

•	higher than expected investments required to implement necessary compliance processes and related systems, including accounting systems and internal controls over financial reporting;

•	limitations on, or costs associated with, workforce reductions;

•	a failure to implement our strategy for a particular acquisition, including successfully integrating the acquired business; and

•	the possibility of other costs or inefficiencies associated with the integration and consolidation of operational and administrative systems, processes and infrastructures of the combined company.

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

We are involved in various claims and lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business. We have been subject in the past, and may be in the future, to complaints and/or litigation involving our employees, independent contractors, licensees, customers and others with whom we conduct business based on allegations of discrimination, misclassification as exempt employees under the Fair Labor Standards Act, wage and hourly pay disputes, and various other claims. We could incur substantial costs and adverse outcomes to such complaints or litigation, which could have a material adverse effect on our financial condition or results of operations.

From time to time, the vehicle rental industry or our practices may be reviewed or investigated by regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, taxes, fines or penalties or enter into settlements of lawsuits or claims that could have an adverse impact on our financial condition or results of operations. In addition, while we maintain insurance coverage with respect to certain claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

We are subject to multiple, and sometimes conflicting, laws and regulations in the United States and internationally that relate to, among others, consumer protection, competition, customer privacy and data protection, automotive retail sales, franchising, fraud and anti-bribery, environmental matters, taxes, automobile-related liability, labor and employment matters, currency-exchange and other various banking and financial industry matters, health and safety, insurance rates and products, claims management, protection of our trademarks and other intellectual property and other trade-related laws and regulations in numerous jurisdictions. Recent years have seen a substantial increase in the global enforcement of certain of these laws such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar foreign laws and regulations. Our continued operation and expansion outside of the United States, including in developing countries, could increase the risk of governmental investigations and violations of such laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our global operations may be subject or the manner in which existing or future laws may be administered or interpreted. Any alleged or actual violations of any law or regulation, change in law or regulation or in the interpretation of existing laws or regulations may subject us to government scrutiny, investigation and civil and criminal penalties, may limit our ability to provide services in any of the countries in which we operate and could result in a material adverse impact on our reputation, business, financial position or results of operations.

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

Our vehicle rental licensee and dealer locations are independently owned and operated. We also operate many of our Company-owned locations through agreements with “independent operators,” which are third-party independent contractors who receive commissions to operate such locations. Our agreements with our licensees, dealers and independent operators (“third-party operators”) generally require that they comply with all laws and regulations applicable to their businesses, including relevant internal policies and standards. Under these agreements, third-party operators retain control over the employment and management of all personnel at their locations. Regulators, courts or others may seek to hold us responsible for the actions of, or failures to act by, third-party operators. Although we actively monitor the operations of these third-party operators, and under certain circumstances have the ability to terminate their agreements for failure to adhere to contracted operational standards, we are unlikely to detect all problems. Moreover, there are occasions when the actions of third-party operators may not be clearly distinguishable from our own. It is our policy to vigorously seek to be dismissed from any claims involving third-party operators and to pursue indemnity for any adverse outcomes that affect the Company. Failure of third-party operators to comply with laws and regulations may expose us to liability, damages and negative publicity that may adversely impact our financial condition or results of operations.

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

We face risks related to cyber security breaches of our systems and information technology.

Third parties may have the technology or expertise to breach the security of our customer transaction data and our security measures may not prevent physical security or cyber-security breaches, which could result in substantial harm to our business, our reputation or our results of operations. We rely on encryption and/or authentication technology licensed from and, at times, administered by independent third parties to secure transmission of confidential information, including credit card numbers and other customer personal information. Our outsourcing agreements with these third-party service providers generally require that they have adequate security systems in place to protect our customer transaction data. However, advances in computer capabilities, new discoveries in the field of cryptography or other cyber-security developments could render our security systems and information technology or those employed by our third-party service providers vulnerable to a breach. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and could lead to disruptions in our reservation system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’ security or information systems could damage our reputation and expose us to a risk of loss or litigation and possible liability that could adversely impact our financial condition or results of operations.

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

In the United States, tax reform has been identified as a high priority for legislative action in 2017. U.S. federal and state income tax laws, legislation or regulations governing like-kind exchange and accelerated depreciation deductions and the administrative interpretations of those laws, legislation or regulations are subject to amendment at any time. We cannot predict when or if any such new federal or state income tax laws, legislation, regulations or administrative interpretations will be adopted or what the structure of such reform would encompass. Any such change could eliminate certain tax deferrals that are currently available with respect to like-kind exchange or accelerated depreciation deductions, which could adversely impact our financial condition or results of operations by reducing or eliminating deferral of federal or state income taxes allowed for our U.S. vehicle rental fleet.

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

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our total debt as of December 31, 2016, was $12.4 billion, requiring us to dedicate a significant portion of our cash flows to pay interest and principal on our debt, which reduces the funds available to us for other purposes. Our business may not generate sufficient cash flow from operations to permit us to service our debt obligations and meet our other cash needs, which may force us to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue. Certain of our debt obligations contain restrictive covenants and provisions applicable to us and our subsidiaries that limit our ability to, among other things:

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

Our failure to comply with the restrictive covenants contained in the agreements or instruments that govern our debt obligations, if not waived, would cause a default under our senior credit facility and could result in a cross-default under several of our other debt obligations, including our U.S. and European asset-backed debt facilities. If such a failure were to occur, certain provisions in our various debt agreements could require that we repay or accelerate debt payments to the lenders or holders of our debt, and there can be no assurance that we would be able to refinance or obtain a replacement for such financing programs.

We face risks related to movements or disruptions in the credit and asset-backed securities markets.

We finance our operations through the use of asset-backed securities and other debt financing structures available through the credit market. Our total asset-backed debt as of December 31, 2016, was approximately $8.9 billion, with remaining available capacity of approximately $3.6 billion. We maintain asset-backed facilities in the United States, Canada, Australia and Europe. If the asset-backed financing market were to be disrupted for any reason, we may be unable to obtain refinancing for our operations at current levels, or at all, when our asset-backed financings mature. Likewise, any disruption of the asset-backed financing market could also increase our borrowing costs, as we seek to engage in new financings or refinance our existing asset-backed financings. In addition, we could be subject to increased collateral requirements to the extent that we request any amendment or renewal of any of our existing asset-backed financings.

We face risks related to potential increases in interest rates.

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates were to increase, whether due to an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2016, our total outstanding debt of approximately $12.4 billion included unhedged interest rate sensitive debt of approximately $2.6 billion. During our seasonal borrowing peak in 2016, outstanding unhedged interest rate sensitive debt totaled approximately $3.7 billion.

Approximately $0.7 billion of our corporate indebtedness as of December 31, 2016, and virtually all of our $8.9 billion of debt under vehicle programs, matures within the next five years. If we are unable to refinance maturing indebtedness at interest rates that are equivalent to or lower than the interest rates on our maturing debt, our results of operations or our financial condition may be adversely affected.

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

Our shareholders’ percentage of ownership may be diluted in the future due to equity issuances or equity awards that we granted or will grant to our directors, officers and employees. In addition, we may undertake acquisitions financed in part through public or private offerings of securities, or other arrangements. If we issue equity securities or equity-linked securities, the issued securities would have a dilutive effect on the interests of the holders of our common shares. In 2016, we granted approximately 1.1 million restricted stock units. We expect to grant restricted stock units, stock options and/or other types of equity awards in the future.

Certain provisions of our certificate of incorporation and by-laws, Delaware law and our stockholder rights plan could prevent or delay a potential acquisition of control of our Company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation, amended and restated by-laws and laws in the State of Delaware contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the prospective acquirer and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In January 2017, our Board of Directors authorized the adoption of a short-term stockholder rights plan, which may cause substantial dilution to a person or group that attempts to acquire control of the Company on terms not approved by our Board of Directors.

We believe these provisions and the stockholder rights plan protect our stockholders from coercive or otherwise unfair takeover tactics by effectively requiring those who seek to obtain control of the Company to negotiate with our Board of Directors and by providing our Board with more time to assess any acquisition of control. However, these provisions could apply even if an acquisition of control of the Company may be considered beneficial by some stockholders and could delay or prevent an acquisition of control that our Board of Directors determines is not in the best interests of our Company and our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease agreement that expires in 2023. We own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. We also lease office space in Tulsa, Oklahoma, and Boston, Massachusetts, pursuant to leases expiring in 2022 and 2023, respectively. These locations primarily provide operational and administrative services or contact center operations. We also lease office space in Bracknell, England, Budapest, Hungary and Barcelona, Spain, pursuant to leases expiring in 2027, 2021 and 2019, respectively, for corporate offices, contact center activities and other administrative functions, respectively, in Europe. Other office locations throughout the world are leased for administrative, regional sales and operations activities.

We lease or have vehicle rental concessions for our brands at locations throughout the world. Avis operates approximately 1,550 locations in the Americas and approximately 1,200 locations in our International segment. Of those locations, approximately 315 in the Americas and approximately 240 in our International segment are at airports. Budget operates at approximately 1,400 locations in the Americas, of which approximately 270 are at airports. Budget also operates approximately 650 locations in our International segment, of which approximately 190 are at airports. Payless operates at approximately 85 locations in the Americas, the majority of which are at or near airports, and approximately 5 locations in our International segment. We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

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

In May 2016, the French Competition Authority issued a second statement of objections affirming the allegations that it raised in its first statement of objections, issued in February 2015, which alleges that several car rental companies, including the Company and two of its European subsidiaries, engaged with (i) twelve French airports, the majority of which are controlled by public administrative bodies or the French state, violated competition law through the distribution of company-specific statistics by airports to car rental companies operating at those airports; and (ii) two other international car rental companies in a concerted practice relating to train station surcharges. The Company believes that it has valid defenses and intends to vigorously defend against the allegations, but it is currently unable to predict the outcome of the proceedings or range of reasonably possible losses, which may be material.

In February 2017, following a state court trial in Georgia, a jury found the Company liable for damages in a case brought by a plaintiff who was injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. The Company considers the attribution of liability to the Company, and the amount of damages awarded, to be unsupported by the facts of the case, and intends to appeal the verdict. The Company also faces a similar case from another plaintiff. The Company has recognized a liability for the expected loss related to these cases of $26 million.

We are involved in other claims, legal proceedings and governmental inquiries related, among other things, to our vehicle rental and car sharing operations, including, among others, business practice disputes, contract and licensee disputes, employment and wage-and-hour claims, competition matters, insurance and liability claims, intellectual property claims and other regulatory, environmental, commercial and tax matters. The Company believes that it has adequately accrued for such matters as appropriate. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could adversely impact the Company’s financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON STOCK

Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CAR.” The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for 2016 and 2015. At January 31, 2017, the number of stockholders of record was 2,811.

	High	Low
2016
First Quarter	$36.32	$21.73
Second Quarter	34.85	21.85
Third Quarter	39.54	29.72
Fourth Quarter	41.53	30.60

	High	Low
2015
First Quarter	$68.25	$56.01
Second Quarter	59.45	43.90
Third Quarter	47.75	39.04
Fourth Quarter	53.04	32.76

DIVIDEND POLICY

We neither declared nor paid any cash dividend on our common stock in 2016 and 2015, and we do not currently anticipate paying cash dividends on our common stock. Our ability to pay dividends to holders of our common stock is limited by the Company’s senior credit facility, the indentures governing our senior notes and our vehicle financing programs, insofar as we may seek to pay dividends out of funds made available to the Company by certain of its subsidiaries. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information about shares of our common stock that may be issued upon the exercise of options and restricted stock units under all of our existing equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (b)
Equity compensation plans approved by security holders	3,037,882	$2.91	7,625,873
Equity compensation plans not approved by security holders	—	—	—
Total	3,037,882		7,625,873
__________

(a)	Includes options and other awards granted under the Amended and Restated Equity and Incentive Plan, which plan was approved by stockholders.

(b)
Represents 5,182,040 shares available for issuance under the Amended and Restated Equity and Incentive Plan and 2,443,833 shares available for issuance pursuant to the 2009 Employee Stock Purchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following is a summary of the Company’s common stock repurchases by month for the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
October 2016	1,050,897	$32.39	1,050,897	$116,434,853
November 2016	777,559	37.49	777,559	337,284,137
December 2016	972,421	37.85	972,421	300,475,790
Total	2,800,877	$35.70	2,800,877	$300,475,790
________

(a)
Excludes, for the three months ended December 31, 2016, 34,983 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

The Company’s Board of Directors has authorized the repurchase of up to approximately $1.5 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

PERFORMANCE GRAPH

Set forth below are a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of peer group indices, the S&P 500 Index and the Dow Jones U.S. Transportation Average Index for the period of five fiscal years commencing December 31, 2011 and ending December 31, 2016. The broad equity market indices used by the Company are the S&P 500 Index, which measures the performance of large-sized companies, and the Dow Jones U.S. Transportation Average Index, which measures the performance of transportation companies. The graph and table depict the result of an investment on December 31, 2011 of $100 in the Company’s common stock, the S&P 500 Index and the Dow Jones U.S. Transportation Average Index, including investment of dividends.

	As of December 31,
	2011	2012	2013	2014	2015	2016
Avis Budget Group, Inc.	$100.00	$184.89	$377.05	$618.75	$338.53	$342.16
S&P 500 Index	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
Dow Jones U.S. Transportation Average Index	$100.00	$107.55	$152.05	$190.17	$158.30	$193.64

ITEM 6. SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2016	2015	2014	2013	2012
		(In millions, except per share data)
Results of Operations
Net revenues	$8,659	$8,502	$8,485	$7,937	$7,357

Net income	$163	$313	$245	$16	$290

Adjusted EBITDA (a)	$838	$903	$876	$769	$840

Earnings per share
Basic	$1.78	$3.02	$2.32	$0.15	$2.72
Diluted	1.75	2.98	2.22	0.15	2.42

Financial Position
Total assets	$17,643	$17,634	$16,842	$16,150	$15,090
Assets under vehicle programs	11,578	11,716	11,058	10,452	10,099
Corporate debt	3,523	3,461	3,353	3,321	2,833
Debt under vehicle programs (b)	8,878	8,860	8,056	7,276	6,750
Stockholders’ equity	221	439	665	771	757
Ratio of debt under vehicle programs to assets under vehicle programs	77%	76%	73%	70%	67%
__________

(a)
The following table reconciles Adjusted EBITDA to Net income within our Selected Financial Data, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, restructuring expense, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, charges for an unprecedented personal-injury legal matter and income taxes. Charges for the legal matter are recorded within operating expenses in our consolidated statement of operations. We have revised our definition of Adjusted EBITDA to exclude charges for an unprecedented personal-injury legal matter which we do not view as indicative of underlying business results due to its nature. We did not revise prior years’ Adjusted EBITDA amounts because there were no charges similar in nature to this legal matter. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, for an explanation of why we believe Adjusted EBITDA is a useful measure.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Adjusted EBITDA	$838	$903	$876	$769	$840
Less: Non-vehicle related depreciation and amortization	253	218	180	152	125
Interest expense related to corporate debt, net	203	194	209	228	268
Early extinguishment of corporate debt	27	23	56	147	75
Restructuring expense	29	18	26	61	38
Transaction-related costs, net	21	68	13	51	34
Impairment	—	—	—	33	—
Charges for legal matter	26	—	—	—	—
Income before income taxes	279	382	392	97	300
Provision for income taxes	116	69	147	81	10
Net income	$163	$313	$245	$16	$290

(b)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”). See Note 13 to our Consolidated Financial Statements.
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

TRANSACTION-RELATED COSTS, RESTRUCTURING AND OTHER ITEMS
During 2016, 2015, 2014, 2013 and 2012, we recorded $21 million, $68 million, $13 million, $51 million and $34 million, respectively, of transaction-related costs, primarily related to the acquisition and integration of acquired businesses with our operations. In 2016, these costs primarily related to integration-related costs of acquired businesses. In 2015, these costs were primarily related to acquisition- and integration-related costs of acquired businesses, including $25 million of non-cash charges recognized in connection with the acquisition of the Avis and Budget license rights for Norway, Sweden and Denmark and Avis license rights for Poland, costs associated with the acquisition of the remaining 50% equity interest in our Brazilian licensee, which is now a wholly-owned subsidiary, and expenses related to certain pre-acquisition contingencies. In 2014, these costs were primarily related to acquisition- and integration-related costs of acquired businesses, including a non-cash gain recognized in connection with the acquisition of our Budget license rights in southern California and Las Vegas, and contingent consideration related to our Apex Car Rentals acquisition. In 2013, these costs were primarily related to the acquisition of Zipcar and the integration of acquired businesses. During 2012, these costs were primarily related to the integration of Avis Europe’s operations with the Company’s. See Notes 2 and 5 to our Consolidated Financial Statements.
During 2016 and 2014, we committed to various strategic initiatives to identify best practices and drive efficiency throughout our organization, by reducing headcount, improving processes and consolidating functions. In 2015, in conjunction with recent acquisitions, we identified opportunities to integrate and streamline our operations, primarily in Europe. During 2012, we initiated a strategic restructuring initiative related to our truck rental operations in the United States. During 2011 we implemented a major restructuring initiative subsequent to the acquisition of Avis Europe. We recorded expenses related to these and other restructuring initiatives of $29 million in 2016, $18 million in 2015, $26 million in 2014, $61 million in 2013, and $38 million in 2012. See Note 4 to our Consolidated Financial Statements.
In 2016, 2015, 2014, 2013 and 2012 we recorded $27 million, $23 million, $56 million, $147 million and $75 million, respectively, of expense related to the early extinguishment of corporate debt.
In 2013, we recorded a charge of $33 million for the impairment of our equity-method investment in our Brazilian licensee.
In 2016, we recorded a charge of $26 million related to an adverse legal judgment against us in a personal-injury case. This adverse legal judgment is recorded within operating expenses in our consolidated statement of operations.

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

OVERVIEW
OUR COMPANY
We operate three of the most recognized brands in the global vehicle rental and car sharing industry, Avis, Budget and Zipcar. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve, with a rental fleet of approximately 600,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.
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
Throughout 2016, we operated in an uncertain and uneven economic environment marked by heightened geopolitical risks. We expect such economic conditions to continue in 2017. Nonetheless, we continue to anticipate that worldwide demand for vehicle rental and car sharing services will increase in 2017, most likely against a backdrop of modest and uneven global economic growth. Our access to new fleet vehicles has been adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand, and we expect that to continue to be the case. We will look to pursue opportunities for pricing increases in 2017 to enhance our returns on invested capital and profitability.

Our objective continues to be to focus on strategically accelerating our growth, strengthening our global position as a leading provider of vehicle rental services, continuing to enhance our customers’ rental experience, and controlling costs and driving efficiency throughout the organization. Our strategies are intended to support and strengthen our brands, to grow our Adjusted EBITDA margin over time and to seize growth and efficiency opportunities as mobility solutions continue to evolve. We operate in a highly competitive industry and we expect to continue to face challenges and risks. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives and through continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet and our operations, appropriate investments in technology and adjustments in the size, nature and terms of our relationships with vehicle manufacturers.
During 2016:

•	Our net revenues totaled $8.7 billion and grew 2% compared to the prior year (including a $61 million (1%) negative impact from currency exchange rate movements).

•
Our net income was $163 million, representing a $150 million year-over-year decline in earnings, and our Adjusted EBITDA was $838 million, representing a $65 million year-over-year decline, due to lower pricing, higher per-unit fleet costs and a $28 million (3%) negative impact from currency exchange rate movements, partially offset by increased rental volume.

•	We repurchased $390 million of our common stock, reducing our shares outstanding by approximately 12.3 million shares, or 13%.

•	We issued $350 million of 6⅜% Senior Notes due 2024, the proceeds of which were used primarily to redeem all $300 million of our outstanding 4⅞% Senior Notes due 2017.

•	We issued €300 million of 4⅛% Euro-denominated Senior Notes due 2024, the proceeds of which were used primarily to redeem €275 million of our outstanding 6% Euro-denominated Senior Notes due 2021.

•	We extended the maturity date for $825 million of our existing $970 million of corporate term loan borrowings by three years, to March 2022.

•	We acquired vehicle rental services company France Cars, making us one of the largest light commercial vehicle fleet operators in France.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring expense, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, charges for an unprecedented personal-injury legal matter and income taxes. Charges for the legal matter are recorded within operating expenses in our consolidated statement of operations. We have revised our definition of Adjusted EBITDA to exclude charges for an unprecedented personal-injury legal matter which we do not view as indicative of underlying business results due to its nature. We did not revise prior years’ Adjusted EBITDA amounts because there were no charges similar in nature to this legal matter. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the aggregate performance of our operating businesses and in comparing our results from period to period. We believe that Adjusted EBITDA is useful to investors because it allows investors to assess our financial condition and results of operations on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2016	2015	Change	% Change
Revenues
Vehicle rental	$6,081	$6,026	$55	1%
Other	2,578	2,476	102	4%
Net revenues	8,659	8,502	157	2%

Expenses
Operating	4,382	4,284	98	2%
Vehicle depreciation and lease charges, net	2,047	1,933	114	6%
Selling, general and administrative	1,134	1,093	41	4%
Vehicle interest, net	284	289	(5)	(2%)
Non-vehicle related depreciation and amortization	253	218	35	16%
Interest expense related to corporate debt, net:
Interest expense	203	194	9	5%
Early extinguishment of debt	27	23	4	17%
Restructuring expense	29	18	11	61%
Transaction-related costs, net	21	68	(47)	(69%)
Total expenses	8,380	8,120	260	3%

Income before income taxes	279	382	(103)	(27%)
Provision for income taxes	116	69	47	68%

Net income	$163	$313	$(150)	(48%)

During 2016, our net revenues increased as a result of a 3% increase in total rental days, partially offset by a 2% decrease in pricing (including a $36 million (1%) negative impact from currency exchange rate movements).

Total expenses increased as a result of increased volumes, increased marketing costs and commissions, a 3% increase in per-unit fleet costs and a $26 million charge for a legal matter. These increases were partially offset by an approximately $43 million (1%) favorable impact on expenses from currency exchange rate movements. Our effective tax rates were a provision of 42% and 18% in 2016 and 2015, respectively, which in 2015 included a $98 million income tax benefit related to the resolution of a prior-year tax matter. As a result of these items, our net income decreased by $150 million.

For 2016, the Company reported earnings of $1.75 per diluted share, which includes after-tax restructuring expense of ($0.23) per share, after-tax debt extinguishment costs of ($0.18) per share, after-tax charges for legal matter of ($0.17) per share and after-tax transaction-related costs, net, of ($0.17) per share. For 2015, the Company reported earnings of $2.98 per diluted share, which includes after-tax transaction-related costs, net, of ($0.52) per share, after-tax debt extinguishment costs of ($0.13) per share, after-tax restructuring expense of ($0.12) per share and an income tax benefit related to resolution of prior-year tax matter of $0.93 per share.

In the year ended December 31, 2016:

•	Operating expenses increased to 50.6% of revenue compared to 50.4% in the prior year.

•	Vehicle depreciation and lease charges increased to 23.6% of revenue from 22.7% in 2015, due to higher per-unit fleet costs and lower pricing.

•	Selling, general and administrative costs were 13.1% of revenue compared to 12.9% in 2015.

•	Vehicle interest costs were 3.3% of revenue compared to 3.4% in the prior year.
Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2016	2015	% Change	2016	2015	% Change
Americas	$6,121	$6,069	1%	$633	$682	(7%)
International	2,538	2,433	4%	273	277	(1%)
Corporate and Other (a)	—	—	*	(68)	(56)	*
Total Company	$8,659	$8,502	2%	838	903	(7%)

Less:	Non-vehicle related depreciation and amortization (b)			253	218
Interest expense related to corporate debt, net:
	Interest expense			203	194
	Early extinguishment of debt			27	23
Restructuring expense				29	18
Transaction-related costs, net (c)				21	68
Charges for legal matter (d)				26	—
Income before income taxes				$279	$382
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Amortization of acquisition-related intangible assets was $59 million in 2016 and $55 million in 2015.

(c)	Primarily comprised of acquisition- and integration-related expenses.

(d)	Reported within operating expenses in our consolidated statement of operations.
Americas

	2016	2015	% Change
Revenue	$6,121	$6,069	1%
Adjusted EBITDA	633	682	(7%)
Revenues increased 1% in 2016 compared with 2015, primarily due to 1% growth in rental volumes, partially offset by a $15 million negative impact from currency exchange rate movements. Pricing was essentially unchanged year-over-year.

Adjusted EBITDA decreased 7% in 2016 compared with 2015, primarily due to a 5% increase in per-unit fleet costs and a $5 million (1%) negative impact from currency exchange rate changes, partially offset by increased rental volumes.

In the year ended December 31, 2016:

•	Operating expenses increased to 49.6% of revenue compared to 49.3% in 2015.

•	Vehicle depreciation and lease charges increased to 25.5% of revenue from 24.3% in 2015, principally due to higher per-unit fleet costs.

•	Selling, general and administrative costs were 11.3% of revenue compared to 11.2% in the prior year.

•	Vehicle interest costs were 3.7% of revenue compared to 3.9% in the prior year.
International

	2016	2015	% Change
Revenue	$2,538	$2,433	4%
Adjusted EBITDA	273	277	(1%)
Revenues increased 4% during 2016 compared with 2015, primarily due to an 8% increase in rental volumes, partially offset by a 5% decrease in pricing (including a 2% negative impact from currency exchange rate changes). Currency movements negatively impacted revenues by $46 million (2%) year-over-year.

Adjusted EBITDA declined 1% in 2016 compared with 2015, due to lower pricing, a $23 million (8%) negative impact from currency exchange rate changes and increased marketing costs and commissions, partially offset by an increase in rental volumes.

In the year ended December 31, 2016:

•	Operating expenses were 52.6% of revenue compared to 52.7% in 2015.

•
Vehicle depreciation and lease charges increased to 19.2% of revenue from 18.7% in the prior year, primarily due to lower pricing, partially offset by a 1% decrease in per-unit fleet costs (including a 2% favorable impact from currency exchange rate changes).

•	Selling, general and administrative costs were 15.1% of revenue compared to 14.9% in the prior year.

•	Vehicle interest costs were 2.3% of revenue compared to 2.2% in the prior year.

Corporate and Other

	2016	2015	% Change
Revenue	$—	$—	*
Adjusted EBITDA	(68)	(56)	*
__________

*	Not meaningful

Adjusted EBITDA decreased $12 million in 2016 compared with 2015, primarily due to higher selling, general and administrative expenses which are not attributable to a particular segment.

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

During 2015, our net revenues increased as a result of a 7% increase in total rental days (5% excluding Maggiore), largely offset by a 7% (6%, excluding Maggiore) decrease in pricing (including a 5% negative impact from currency exchange rate movements). Currency movements negatively impacted revenues by $444 million (5%) year-over-year.

Total expenses increased as a result of increased volumes, a 7% increase in our car rental fleet (4% excluding Maggiore) and transaction-related costs, net, primarily associated with the acquisitions of Scandinavia and Brazil, most of which were non-cash expenses. This increase was largely offset by a favorable impact from currency exchange rate movements of approximately $418 million (5%). Our effective tax rates were a provision of 18% and 38% in 2015 and 2014, respectively, which includes a $98 million income tax benefit related to the resolution of a prior-year tax matter for 2015. As a result of these items, our net income increased by $68 million.

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

•
Vehicle depreciation and lease charges decreased to 22.7% of revenue from 23.5% in 2014, principally due to 10% lower per-unit fleet costs (including a 5% favorable impact from currency exchange rate movements).

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
Revenues increased 2% in 2015 compared with 2014, primarily due to 4% growth in rental volumes, partially offset by a 2% decrease in pricing (including a 1% negative impact from currency exchange rate movements). Currency movements negatively impacted revenues by $59 million (1%) year-over-year.
Adjusted EBITDA increased 4% in 2015 compared with 2014, due to increased rental volumes and 4% lower per-unit fleet costs (including a 1% favorable impact from currency exchange rate movements), partially offset by decreased pricing, higher maintenance and damage and insurance costs. Currency movements negatively impacted Adjusted EBITDA by $7 million (1%) year-over-year.
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
Revenues decreased 4% during 2015 compared with 2014, primarily due to a 19% (18% excluding Maggiore) decrease in pricing (including a 15% negative impact from currency exchange rate movements) partially offset by an 18% increase in rental volumes (9% excluding Maggiore). Currency movements negatively impacted revenues by $385 million (15%) year-over-year. Excluding Maggiore, total revenue per rental day decreased 16% (including a 15% negative impact from currency exchange rate movements).

Adjusted EBITDA declined 1% in 2015 compared with 2014, due to lower pricing and a $42 million (15%) negative impact from currency exchange rate changes, partially offset by an increase in rental volumes, 23% lower per-unit fleet costs (including a 14% favorable impact from currency exchange rate movements) and the acquisitions of Maggiore and Scandinavia.

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

FINANCIAL CONDITION

	As of December 31,
	2016	2015	Change
Total assets exclusive of assets under vehicle programs	$6,065	$5,918	$147
Total liabilities exclusive of liabilities under vehicle programs	5,775	5,680	95
Assets under vehicle programs	11,578	11,716	(138)
Liabilities under vehicle programs	11,647	11,515	132
Stockholders’ equity	221	439	(218)

Total assets exclusive of assets under vehicle programs increased 2% compared to 2015. Total liabilities exclusive of liabilities under vehicle programs increased by 2% (see “Liquidity and Capital Resources—Debt and Financing Arrangements” regarding the changes in our corporate financings).

Assets under vehicle programs decreased by 1% compared to 2015, and liabilities under vehicle programs increased by 1%.

The decrease in stockholders’ equity is primarily due to the repurchase of our common stock, partially offset by our net income.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During 2016, we issued $350 million of 6⅜% Senior Notes due 2024 at par. The proceeds from these borrowings were used to redeem $300 million principal amount of our 4⅞% Senior Notes due 2017 during second quarter 2016 and for general corporate purposes. We also issued €300 million of 4⅛% Euro-denominated Senior Notes due 2024, the proceeds of which were used primarily to redeem a portion of our outstanding 6% Euro-denominated Senior Notes due 2021. In addition, we repurchased approximately 12.3 million shares of our outstanding common stock for approximately $390 million during 2016.
Cash Flows
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
The following table summarizes our cash flows:

	Year Ended December 31,
	2016	2015	Change
Cash provided by (used in):
Operating activities	$2,629	$2,584	$45
Investing activities	(2,149)	(2,830)	681
Financing activities	(438)	115	(553)
Effects of exchange rate changes	(4)	(41)	37
Net change in cash and cash equivalents	38	(172)	210
Cash and cash equivalents, beginning of period	452	624	(172)
Cash and cash equivalents, end of period	$490	$452	$38

Cash provided by operating activities during 2016 increased 2% compared with 2015.

The decrease in cash used in investing activities during 2016 compared with 2015 is primarily due to a net decrease in investment in vehicles and reduced business acquisition activity.

The increase in cash used in financing activities during 2016 compared with 2015 is primarily due to an increase in net payments under vehicle programs.
We anticipate that our non-vehicle property and equipment additions will be approximately $210 million in 2017. As of December 31, 2016, we had approximately $300 million of authorized share repurchase capacity. We currently anticipate that we will utilize most of such capacity to repurchase common stock in 2017.
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
Debt and Financing Arrangements
At December 31, 2016, we had approximately $12.4 billion of indebtedness (including corporate indebtedness of approximately $3.5 billion and debt under vehicle programs of approximately $8.9 billion). We use various hedging strategies, including derivative instruments, to manage a portion of the risks associated with our floating rate debt.

Corporate indebtedness consisted of:

		As of December 31,
	Maturity Date	2016	2015	Change
4⅞% Senior Notes	November 2017	$—	$300	$(300)
Floating Rate Senior Notes (a)	December 2017	249	249	—
Floating Rate Term Loan (b)	March 2019	144	970	(826)
6% Euro-denominated Senior Notes	March 2021	194	502	(308)
Floating Rate Term Loan (c)	March 2022	816	—	816
5⅛% Senior Notes	June 2022	400	400	—
5½% Senior Notes	April 2023	675	674	1
6⅜% Senior Notes	April 2024	350	—	350
4⅛% Euro-denominated Senior Notes	November 2024	316	—	316
5¼% Senior Notes	March 2025	375	375	—
Other (d)		57	46	11
Deferred financing fees		(53)	(55)	2
Total		$3,523	$3,461	$62
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.68% at December 31, 2016; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

(b)
The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of December 31, 2016, the floating rate term loan due 2019 bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.25%.

(c)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of December 31, 2016, the floating rate term loan due 2022 bears interest at the greater of three-month LIBOR or 0.75%, plus 250 basis points, for an aggregate rate of 3.50%. The Company has entered into a swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.21%.

(d)	Primarily includes capital leases that are secured by liens on the related assets.
The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding:

	As of December 31,
	2016	2015	Change
Americas – Debt due to Avis Budget Rental Car Funding	$6,733	$6,837	$(104)
Americas – Debt borrowings	577	643	(66)
International – Debt borrowings (a)	1,449	1,187	262
International – Capital leases	162	238	(76)
Other	7	8	(1)
Deferred financing fees (b)	(50)	(53)	3
Total	$8,878	$8,860	$18
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company's car rental fleet and to replace capital lease financing.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2016 and 2015 were $38 million and $41 million, respectively.

The following table provides the contractual maturities for our corporate debt and our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2016:

	Corporate Debt	Debt under Vehicle Programs
Due in 2017	$279	$1,094
Due in 2018	17	2,508
Due in 2019	158	2,613
Due in 2020	12	1,618
Due in 2021	205	950
Thereafter	2,905	145
	$3,576	$8,928
At December 31, 2016, we had approximately $4.6 billion of available funding under our various financing arrangements (comprised of $1.0 billion of availability under our committed credit facilities and approximately $3.6 billion available for use in our vehicle programs). As of December 31, 2016, the committed non-vehicle-backed credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2021 (a)	$1,800	$—	$753	$1,047
Other credit facilities (b)	5	5	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 3.10% as of December 31, 2016.
At December 31, 2016, the Company had various other uncommitted credit facilities available, which bear interest at rates of 0.75% to 4.50%, under which it had drawn approximately $5 million.
The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2016:

	Total Capacity(a)	Outstanding Borrowings	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding (b)	$9,083	$6,733	$2,350
Americas – Debt borrowings (c)	895	577	318
International – Debt borrowings (d)	2,373	1,449	924
International – Capital Leases (e)	194	162	32
Other	7	7	—
Total	$12,552	$8,928	$3,624
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by $8.2 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $0.8 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by $1.9 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $0.2 billion of underlying vehicles and related assets.

The significant terms for our outstanding debt instruments, credit facilities and available funding arrangements as of December 31, 2016, can be found in Notes 12 and 13 to our Consolidated Financial Statements.

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
As discussed above, as of December 31, 2016, we have cash and cash equivalents of $490 million, available borrowing capacity under our committed credit facilities of $1.0 billion, and available capacity under our vehicle programs of approximately $3.6 billion. In 2016, the Company’s Board of Directors increased the Company’s share repurchase program authorization by a total of $550 million.
Our liquidity position could be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets, generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including Ford, General Motors, Chrysler, Peugeot, Kia, Volkswagen, Fiat, Mercedes, Toyota and Volvo, being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market (see Item 1A. Risk Factors for further discussion).
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior revolving credit facility and other borrowings, including a maximum leverage ratio. As of December 31, 2016, we were in compliance with the financial covenants governing our indebtedness.
CONTRACTUAL OBLIGATIONS
The following table summarizes our principal future contractual obligations as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
Corporate debt	$279	$17	$158	$12	$205	$2,905	$3,576
Debt under vehicle programs	1,094	2,508	2,613	1,618	950	145	8,928
Debt interest	386	339	240	193	152	219	1,529
Operating leases (a)	710	473	426	313	174	605	2,701
Commitments to purchase vehicles (b)	7,707	—	—	—	—	—	7,707
Defined benefit pension plan contributions (c)	11	—	—	—	—	—	11
Other purchase commitments (d)	71	34	12	12	11	1	141
Total (e)	$10,258	$3,371	$3,449	$2,148	$1,492	$3,875	$24,593
 __________

(a)	Operating lease obligations are presented net of sublease rentals to be received (see Note 14 to our Consolidated Financial Statements) and include commitments to enter into operating leases.

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

(c)
Represents the expected contributions to our defined benefit pension plans in 2017. The amount of future contributions to our defined benefit pension plans will depend on the rates of return generated from plan assets and other factors (see Note 17 to our Consolidated Financial Statements) and are not included above.

(d)	Primarily represents commitments under service contracts for information technology, telecommunications and marketing agreements with travel service companies.

(e)
Excludes income tax uncertainties of $40 million, $15 million of which is subject to indemnification by Realogy and Wyndham. We are unable to estimate the period in which these income tax uncertainties are expected to be settled.

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
Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2016, 2015 and 2014, there was no impairment of goodwill or other intangible assets. In the future, failure to achieve our business plans, a significant deterioration of the macroeconomic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets (such as the discount rate) could result in significantly different estimates of fair value that could trigger an impairment of the goodwill or intangible assets of our reporting units.
Vehicles. We present vehicles at cost, net of accumulated depreciation, on the Consolidated Balance Sheets. We record the initial cost of the vehicle, net of incentives and allowances from manufactures. We acquire our rental vehicles either through repurchase and guaranteed depreciation programs with certain automobile manufacturers or outside of such programs. For rental vehicles purchased under such programs, we depreciate the vehicles such that the net book value on the date of sale or return to the manufacturers is intended to equal the contractual guaranteed residual values. For risk vehicles, acquired outside of manufacturer repurchase and guaranteed depreciation programs, we depreciate based on the vehicles’ estimated residual market values and their expected dates of disposition. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the vehicle at the time of disposal, as well as expected used vehicle market conditions. The Company periodically evaluates estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation and lease charges, net, at the time of sale. See Note 2 to our Consolidated Financial Statements.
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
Adoption of New Accounting Pronouncements
For a description of our adoption of new accounting pronouncements and the impact thereof on our business, see Note 2 to our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
For a description of recently issued accounting pronouncements and the impact thereof on our business, see Note 2 to our Consolidated Financial Statements.

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
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2016. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our 2016 earnings. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Interest Rate Risk Management
Our primary interest rate exposure at December 31, 2016 was interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate exposures and derivatives as of December 31, 2016, we estimate that a 10% change in interest rates would not have a material impact on our 2016 earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of gasoline would not have a material impact on our earnings as of December 31, 2016.

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

(b)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by Deloitte &

Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avis Budget Group, Inc.
Parsippany, New Jersey

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 21, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 21, 2017

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ DAVID T. CALABRIA
David T. Calabria
Senior Vice President and Chief Accounting Officer
Date:	February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY D. DE SHON	Chief Executive Officer and Director	February 21, 2017
(Larry D. De Shon)

/s/ DAVID B. WYSHNER	President and Chief Financial Officer	February 21, 2017
(David B. Wyshner)

/s/ DAVID T. CALABRIA	Senior Vice President and Chief Accounting Officer	February 21, 2017
(David T. Calabria)

/s/ W. ALUN CATHCART	Director	February 21, 2017
(W. Alun Cathcart)

/s/ BRIAN CHOI	Director	February 21, 2017
(Brian Choi)

/s/ MARY C. CHOKSI	Director	February 21, 2017
(Mary C. Choksi)

/s/ LEONARD S. COLEMAN, JR.	Director	February 21, 2017
(Leonard S. Coleman, Jr.)

/s/ JEFFREY H. FOX	Director	February 21, 2017
(Jeffrey H. Fox)

/s/ JOHN D. HARDY, JR.	Director	February 21, 2017
(John D. Hardy, Jr.)

/s/ LYNN KROMINGA	Director	February 21, 2017
(Lynn Krominga)

/s/ EDUARDO G. MESTRE	Director	February 21, 2017
(Eduardo G. Mestre)

/s/ RONALD L. NELSON	Executive Chairman of the Board of Directors	February 21, 2017
(Ronald L. Nelson)

/s/ F. ROBERT SALERNO	Director	February 21, 2017
(F. Robert Salerno)

/s/ STENDER E. SWEENEY	Director	February 21, 2017
(Stender E. Sweeney)

/s/ SANOKE VISWANATHAN	Director	February 21, 2017
(Sanoke Viswanathan)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avis Budget Group, Inc.
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 21, 2017

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Vehicle rental	$6,081	$6,026	$6,026
Other	2,578	2,476	2,459
Net revenues	8,659	8,502	8,485

Expenses
Operating	4,382	4,284	4,251
Vehicle depreciation and lease charges, net	2,047	1,933	1,996
Selling, general and administrative	1,134	1,093	1,080
Vehicle interest, net	284	289	282
Non-vehicle related depreciation and amortization	253	218	180
Interest expense related to corporate debt, net:
Interest expense	203	194	209
Early extinguishment of debt	27	23	56
Restructuring expense	29	18	26
Transaction-related costs, net	21	68	13
Total expenses	8,380	8,120	8,093

Income before income taxes	279	382	392
Provision for income taxes	116	69	147

Net income	$163	$313	$245

Earnings per share
Basic	$1.78	$3.02	$2.32
Diluted	$1.75	$2.98	$2.22
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014

Net income	$163	$313	$245

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $(9), $(22) and $(30), respectively	$41	$(131)	$(115)
Available-for-sale securities:
Net unrealized gains (losses) on available-for-sale securities, net of tax of $(1), $1,and $0, respectively	1	(2)	—
Cash flow hedges:
Net unrealized holding gains (losses), net of tax of $(1), $4, and $4, respectively.	—	(6)	(7)
Less: Cash flow hedges reclassified to earnings, net of tax of $(2), $(3) and $(3), respectively	4	5	5
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $21, $(1) and $25, respectively.	(57)	6	(24)
Less: Pension and post-retirement benefits reclassified to earnings, net of tax of $(2), $(2) and $(1), respectively	4	3	2
	(7)	(125)	(139)
Total comprehensive income	$156	$188	$106

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$490	$452
Receivables (net of allowance for doubtful accounts of $38 and $34, respectively)	808	668
Other current assets	519	507
Total current assets	1,817	1,627

Property and equipment, net	685	681
Deferred income taxes	1,493	1,488
Goodwill	1,007	973
Other intangibles, net	870	917
Other non-current assets	193	232
Total assets exclusive of assets under vehicle programs	6,065	5,918

Assets under vehicle programs:
Program cash	225	258
Vehicles, net	10,464	10,658
Receivables from vehicle manufacturers and other	527	438
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	362	362
	11,578	11,716
Total assets	$17,643	$17,634

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,488	$1,485
Short-term debt and current portion of long-term debt	279	26
Total current liabilities	1,767	1,511

Long-term debt	3,244	3,435
Other non-current liabilities	764	734
Total liabilities exclusive of liabilities under vehicle programs	5,775	5,680

Liabilities under vehicle programs:
Debt	2,183	2,064
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,695	6,796
Deferred income taxes	2,429	2,367
Other	340	288
	11,647	11,515

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,918	7,010
Accumulated deficit	(1,639)	(1,802)
Accumulated other comprehensive loss	(154)	(147)
Treasury stock, at cost—51 and 39 shares, respectively	(4,905)	(4,623)
Total stockholders’ equity	221	439
Total liabilities and stockholders’ equity	$17,643	$17,634

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$163	$313	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,877	1,837	1,840
Gain on sale of vehicles, net	(10)	(60)	(7)
Non-vehicle related depreciation and amortization	253	218	180
Deferred income taxes	51	58	65
Stock-based compensation	27	28	25
Amortization of debt financing fees	37	42	41
Early extinguishment of debt costs	27	23	56
Net change in assets and liabilities:
Receivables	(65)	(42)	(60)
Income taxes	5	(18)	37
Accounts payable and other current liabilities	(9)	(79)	(3)
Other, net	273	264	160
Net cash provided by operating activities	2,629	2,584	2,579

Investing activities
Property and equipment additions	(190)	(199)	(182)
Proceeds received on asset sales	19	15	21
Net assets acquired (net of cash acquired)	(55)	(256)	(416)
Other, net	3	6	(11)
Net cash used in investing activities exclusive of vehicle programs	(223)	(434)	(588)

Vehicle programs:
Decrease (increase) in program cash	31	(148)	(10)
Investment in vehicles	(12,461)	(11,928)	(11,875)
Proceeds received on disposition of vehicles	10,504	9,680	9,666
	(1,926)	(2,396)	(2,219)
Net cash used in investing activities	(2,149)	(2,830)	(2,807)

Financing activities
Proceeds from long-term borrowings	894	377	871
Payments on long-term borrowings	(847)	(301)	(762)
Net change in short-term borrowings	4	(22)	5
Debt financing fees	(20)	(7)	(17)
Repurchases of common stock	(387)	(393)	(297)
Other, net	—	(7)	—
Net cash used in financing activities exclusive of vehicle programs	(356)	(353)	(200)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2016	2015	2014
Vehicle programs:
Proceeds from borrowings	15,769	14,138	14,373
Payments on borrowings	(15,826)	(13,648)	(13,963)
Debt financing fees	(25)	(22)	(28)
	(82)	468	382
Net cash (used in) provided by financing activities	(438)	115	182

Effect of changes in exchange rates on cash and cash equivalents	(4)	(41)	(23)

Net increase (decrease) in cash and cash equivalents	38	(172)	(69)
Cash and cash equivalents, beginning of period	452	624	693
Cash and cash equivalents, end of period	$490	$452	$624

Supplemental disclosure
Interest payments	$461	$454	$474
Income tax payments, net	$60	$29	$45

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2014	137.1	$1	$7,893	$(2,360)	$117	(30.5)	$(4,880)	$771

Comprehensive income:
Net income	—	—	—	245	—	—	—
Other comprehensive loss	—	—	—	—	(139)	—	—

Total comprehensive income								106

Net activity related to restricted stock units	—	—	(143)	—	—	0.7	153	10
Exercise of stock options	—	—	(20)	—	—	0.1	20	—
Change in excess tax benefit on equity awards	—	—	12	—	—	—	—	12
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Issuance of common stock - conversion of convertible debt	—	—	(529)	—	—	4.0	595	66
Repurchase of common stock	—	—	—	—	—	(5.7)	(300)	(300)

Balance at December 31, 2014	137.1	$1	$7,212	$(2,115)	$(22)	(31.4)	$(4,411)	$665

Comprehensive income:
Net income	—	—	—	313	—	—	—
Other comprehensive loss	—	—	—	—	(125)	—	—

Total comprehensive income								188

Net activity related to restricted stock units	—	—	(191)	—	—	0.9	178	(13)
Exercise of stock options	—	—	(3)	—	—	—	3	—
Change in excess tax benefit on equity awards	—	—	(7)	—	—	—	—	(7)
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(8.8)	(394)	(394)

Balance at December 31, 2015	137.1	$1	$7,010	$(1,802)	$(147)	(39.3)	$(4,623)	$439

Comprehensive income:
Net income	—	—	—	163	—	—	—
Other comprehensive loss	—	—	—	—	(7)	—	—

Total comprehensive income								156
Non-controlling interest	—	—	5	—	—	—	—	5
Net activity related to restricted stock units	—	—	(89)	—	—	0.5	104	15
Exercise of stock options	—	—	(2)	—	—	—	2	—
Change in excess tax benefit on equity awards	—	—	(5)	—	—	—	—	(5)
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	2	1
Repurchase of common stock	—	—	—	—	—	(12.3)	(390)	(390)

Balance at December 31, 2016	137.1	$1	$6,918	$(1,639)	$(154)	(51.1)	$(4,905)	$221
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

In 2016, 2015 and 2014, the Company completed the business acquisitions discussed in Note 5 to these Consolidated Financial Statements. The operating results of the acquired businesses are included in the accompanying Consolidated Financial Statements from the dates of acquisition.
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
Currency Translation
Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the prevailing monthly average rate of exchange. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income. The accumulated currency translation adjustment as of December 31, 2016 and 2015 was $(39) million and $(80) million, respectively. The Company has designated its Euro-denominated Notes as a hedge of its investment in Euro-denominated foreign operations and, accordingly, records the effective portion of gains or losses on this net investment hedge in accumulated other comprehensive income (loss) as part of currency translation adjustments.
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
The Company capitalizes the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $184 million and $185 million as of December 31, 2016 and 2015, respectively.
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
The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. The Company periodically evaluates estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. Vehicle-related interest expense amounts are net of vehicle-related interest income of $18 million, $13 million and $10 million for 2016, 2015 and 2014, respectively.
Advertising Expenses
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on our Consolidated Statements of Operations, include radio, television, travel partner rewards programs, Internet advertising and other advertising and promotions and were approximately $127 million, $123 million and $112 million in 2016, 2015 and 2014, respectively.
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
Investments
Joint venture investments are typically accounted for under the equity method of accounting. Under this method, the Company records its proportional share of the joint venture’s net income or loss within operating expenses in the Consolidated Statements of Operations. The Company assesses equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge if the loss in value is deemed other than temporary. As of December 31, 2016 and 2015, the Company had investments in several joint ventures with a carrying value of $36 million, in each period, recorded within other non-current assets on the Consolidated Balance Sheets.
Aggregate realized gains and losses on investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2014, the Company realized gains of $7 million from the sale of equity investments and during 2016 and 2015, the amounts realized were not material.
Self-Insurance Reserves
The Consolidated Balance Sheets include $437 million and $413 million of liabilities associated with retained risks of liability to third parties as of December 31, 2016 and 2015, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including but not limited to supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which the Company is ultimately liable and changes in the cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of approximately $71 million and $70 million as of December 31, 2016 and 2015, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those mentioned above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
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
Currency Transactions
Currency gains and losses resulting from foreign currency transactions are generally included in operating expenses within the Consolidated Statement of Operations; however, the net gain or loss of currency transactions on intercompany loans and the unrealized gain or loss on intercompany loan hedges are included within interest expense related to corporate debt, net. During the years ended December 31, 2016, 2015 and 2014, the Company recorded losses of $6 million, $11 million and $9 million, respectively, on such items.

Adoption of New Accounting Pronouncements

On January 1, 2016, as a result of a new accounting pronouncement, the Company adopted Accounting Standards Update (“ASU”) 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination at the acquisition date. Instead, the cumulative impact of any adjustment will be recognized in the reporting period in which the adjustment is identified. The adoption of this accounting pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

On January 1, 2016, as a result of a new accounting pronouncement, the Company adopted ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance for determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software, rather than as a service contract. The adoption of this accounting pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

On January 1, 2016, as a result of a new accounting pronouncement, the Company adopted ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. The adoption of this accounting pronouncement did not have an impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

On January 1, 2017, as a result of a new accounting pronouncement, the Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, minimum statutory withholding requirements and classification in the statement of cash flow. Accordingly, in the Company’s consolidated balance sheet at January 1, 2017, deferred income tax assets, net of the valuation allowance were increased by $56 million related to previously unrecognized excess tax benefits associated with equity awards, with a corresponding decrease to accumulated deficit, using the modified retrospective method.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles—Goodwill and Other, Simplifying the Test for Goodwill Impairment,” which requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 becomes effective for the Company on January 1, 2020. The adoption of this of this accounting pronouncement is not expected to have an impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations, Clarifying the Definition of a Business,” which assists entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 becomes effective for the Company on January 1, 2018. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows, Restricted Cash,” which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 becomes effective for the Company on January 1, 2018. The adoption of this accounting pronouncement will impact the presentation of restricted cash in the Company’s Consolidated Statements of Cash Flows.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flow. ASU 2016-15 becomes effective for the Company on January 1, 2018. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term and expands disclosure of key information about leasing arrangements. The ASU does not significantly change a lessee’s recognition, measurement and presentation of expenses and cash flows. Additionally, ASU 2016-02 aligns key aspects of lessor accounting with the new revenue recognition guidance in ASU 2014-09, “Revenue from Contracts with Customers” (see below). ASU 2016-02 becomes effective for the Company on January 1, 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating and planning for the implementation of this ASU, including assessing its overall impact, and expects most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will materially increase total assets and total liabilities relative to such amounts prior to adoption.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 becomes effective for the Company on January 1, 2018 and may be adopted on either a full or modified retrospective basis. The Company is currently evaluating and planning for the implementation of this ASU, including assessing its overall impact, and expects the guidance will affect its accounting for certain contracts.

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2016	2015	2014
Net income for basic EPS	$163	$313	$245
Convertible debt interest, net of tax	—	—	1
Net income for diluted EPS	$163	$313	$246

Basic weighted average shares outstanding	92.0	103.4	105.4
Options and non-vested stock	1.3	1.6	2.1
Convertible debt	—	—	3.1
Diluted weighted average shares outstanding	93.3	105.0	110.6

Earnings per share:
Basic	$1.78	$3.02	$2.32
Diluted	$1.75	$2.98	$2.22
The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2016	2015	2014
Non-vested stock (a)	0.2	0.1	—
__________

(a)	The weighted average grant date fair value for anti-dilutive non-vested stock for 2016 and 2015 was $52.07 and $61.15, respectively.

4.	Restructuring

In 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (the “T15 restructuring”). In first quarter 2016, the Company expanded the T15 restructuring to take advantage of additional efficiency opportunities. The expanded T15 restructuring fits within the initiative’s focus areas to identify best practices and drive efficiency throughout the organization, including the consolidation of rental locations. During the years ended December 31, 2016, 2015 and 2014, as part of this process, the Company formally communicated the termination of employment to approximately 615, 325 and 75 employees, respectively. At December 31 2016, the Company had terminated approximately 945 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. This initiative is substantially complete.

In conjunction with previous acquisitions, the Company identified opportunities to integrate and streamline its operations, primarily in Europe (the “Acquisition integration”). During the years ended December 31, 2016 and 2015, as part of this process, the Company formally communicated the termination of employment to approximately 115 and 180 employees, respectively. At December 31, 2016, the Company had terminated approximately 255 of these employees. The Company expects further restructuring expense of approximately $2 million related to this initiative to be incurred in 2017.
In 2011, subsequent to the acquisition of Avis Europe plc, the Company initiated restructuring initiatives, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes (the “Avis Europe restructuring”). During the year ended December 31, 2014, as part of this process, the Company formally communicated the termination of employment to approximately 230 employees. The costs associated with severance, outplacement services and other costs associated with employee terminations were settled in cash. This initiative is complete.
The following tables summarize the change to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2014	$17	$5	$—	$22
T15 restructuring expense	5	—	—	5
Avis Europe restructuring expense	20	1	—	21
T15 restructuring payment	(1)	—	—	(1)
Avis Europe restructuring payment	(27)	(3)	—	(30)
Balance as of December 31, 2014	14	3	—	17
T15 restructuring expense	9	—	—	9
Acquisition integration expense	9	—	—	9
Avis Europe restructuring payment	(7)	(2)	—	(9)
T15 restructuring payment	(12)	—	—	(12)
Acquisition integration payment	(3)	—	—	(3)
Balance as of December 31, 2015	10	1	—	11
T15 restructuring expense	15	1	5	21
Acquisition integration expense	9	—	—	9
Avis Europe restructuring expense	(1)	—	—	(1)
T15 restructuring payment	(12)	(1)	(5)	(18)
Acquisition integration payment	(15)	—	—	(15)
Avis Europe restructuring payment	(1)	—	—	(1)
Balance as of December 31, 2016	$5	$1	$—	$6
__________

(a)	Includes expenses related to the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2014	$1	$21	$22
T15 restructuring expense	4	1	5
Avis Europe restructuring expense	4	17	21
T15 restructuring payment	(1)	—	(1)
Avis Europe restructuring payment	(4)	(26)	(30)
Balance as of December 31, 2014	4	13	17
T15 restructuring expense	6	3	9
Acquisition integration expense	1	8	9
Avis Europe restructuring payment	(1)	(8)	(9)
T15 restructuring payment	(8)	(4)	(12)
Acquisition integration payment	(1)	(2)	(3)
Balance as of December 31, 2015	1	10	11
T15 restructuring expense	11	10	21
Acquisition integration expense	—	9	9
Avis Europe restructuring expense	—	(1)	(1)
T15 restructuring payment	(11)	(7)	(18)
Acquisition integration payment	—	(15)	(15)
Avis Europe restructuring payment	—	(1)	(1)
Balance as of December 31, 2016	$1	$5	$6

5.	Acquisitions

2016

France Cars

In December 2016, the Company completed the acquisition of France Cars for approximately $45 million, net of acquired cash. The investment enables the Company to expand its footprint with a leading provider of vehicle rental services in France. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $23 million was recorded in goodwill, $6 million was recorded in customer relationships, and $9 million related to trademarks was recorded in other intangibles. The customer relationships and trademarks will be amortized over a weighted average useful life of approximately 16 years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change. The goodwill is not expected to be deductible for tax purposes.

2015

Maggiore Group

In April 2015, the Company completed the acquisition of Maggiore Group (“Maggiore”) for approximately $160 million, net of acquired cash and short-term investments. The investment enabled the Company to expand its footprint with a leading provider of vehicle rental services in Italy. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $82 million was recorded in goodwill, $50 million was recorded in customer relationships, $34 million related to trademarks were recorded in other intangibles and $11 million was recorded in license agreements. The customer relationships, trademarks and license agreements will be amortized over a weighted average useful life of approximately ten years. The goodwill is not deductible for tax purposes. Differences between the preliminary allocation of purchase price and the final allocation were not material for Maggiore.

Brazil

In August 2013, the Company made an initial equity investment of $53 million in its Brazilian licensee (“Brazil”) for a 50% ownership stake. Approximately $47 million of this consideration was paid in 2013 and the remaining consideration of $6 million was paid in 2014. In April 2015, the Company acquired the remaining 50% equity interest in Brazil, which is now a wholly-owned subsidiary, for cash consideration of

$8 million plus $46 million principally to acquire debt interests and settle certain debt and accrued interest obligations. The acquisition enabled the Company to significantly increase its presence in the Brazilian car rental market. The Company’s initial investment in Brazil was recorded as an equity investment within other non-current assets, and the Company’s share of Brazil’s operating results was reported within operating expenses. At December 31, 2014, the Company’s investment, which was recorded in its Americas reportable segment, totaled approximately $12 million, net of an impairment charge of $33 million ($33 million, net of tax). The impairment charge was recorded at the time of the initial investment based on a combination of observable and unobservable fair value inputs (Level 3), specifically a combination of the Income approach-discounted cash flow method and the Market approach-public company market multiple method. Since the Company previously accounted for its 50% interest in Brazil as an equity-method investment, in order to recognize Brazil as a wholly-owned subsidiary in April 2015, the Company remeasured its previously held equity method investment to fair value using the Income approach-discounted cash flow method (Level 3), resulting in a loss of $8 million during 2015 as part of transaction-related costs. The results of the operations of Brazil and the fair value of its assets and liabilities have been included in the Company’s Consolidated Financial Statements from the date of the acquisition. As the fair value of the licensee’s liabilities exceeded its assets, $77 million was allocated to goodwill for the excess of the purchase price over preliminary fair value of net assets acquired, which was assigned to the Company’s Americas reportable segment and is not deductible for tax purposes. Differences between the preliminary allocation of purchase price and the final allocation were not material for Brazil.

Avis and Budget Licensees

In November and January 2015, the Company completed the acquisitions of its Avis licensee in Poland and its Avis and Budget licensees in Norway, Sweden and Denmark, respectively, for approximately $62 million, net of acquired cash. Additionally, the Company settled debt obligations of approximately $23 million in Poland. These investments enabled the Company to expand its footprint of Company-operated locations in Europe. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with these acquisitions, approximately $36 million was recorded in license agreements, $29 million was recorded in goodwill and $12 million was recorded in customer relationships. The license agreements and customer relationships will be amortized over a weighted average useful life of approximately eight years. In addition, at the time of acquisition, the Company recorded a $25 million non-cash charge within transaction-related costs, net in connection with license rights reacquired by the Company. The goodwill is not deductible for tax purposes. Differences between the preliminary allocation of purchase price and the final allocation were not material for Avis and Budget Licensees.

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

6.	Intangible Assets
Intangible assets consisted of:

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$261	$109	$152	$263	$81	$182
Customer relationships (b)	224	90	134	222	68	154
Other (c)	46	12	34	41	8	33
	$531	$211	$320	$526	$157	$369

Unamortized Intangible Assets
Goodwill	$1,007			$973
Trademarks	$550			$548
_________

(a)	Primarily amortized over a period ranging from 1 to 40 years with a weighted average life of 18 years.

(b)	Primarily amortized over a period ranging from 3 to 20 years with a weighted average life of 12 years.

(c)	Primarily amortized over a period ranging from 3 to 20 years with a weighted average life of 9 years.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2016	2015	2014
License agreements	$35	$31	$16
Customer relationships	23	21	18
Other	7	7	2
Total	$65	$59	$36
Based on the Company’s amortizable intangible assets at December 31, 2016, the Company expects related amortization expense of approximately $56 million for 2017, $42 million for 2018, $39 million for 2019, $38 million for 2020 and $25 million for 2021, excluding effects of currency exchange rates.
The carrying amounts of goodwill and related changes are as follows:

	Americas	International	Total Company
Gross goodwill as of January 1, 2015	$2,066	$894	$2,960
Accumulated impairment losses as of January 1, 2015	(1,587)	(531)	(2,118)
Goodwill as of January 1, 2015	479	363	842
Acquisitions	77	117	194
Currency translation adjustments and other	(19)	(44)	(63)
Goodwill as of December 31, 2015	537	436	973
Acquisitions	2	23	25
Currency translation adjustments and other	13	(4)	9
Goodwill as of December 31, 2016	$552	$455	$1,007

7.	Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2016	2015
Rental vehicles	$10,937	$11,195
Less: Accumulated depreciation	(1,454)	(1,500)
	9,483	9,695
Vehicles held for sale	981	963
Vehicles, net	$10,464	$10,658

The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2016	2015	2014
Depreciation expense	$1,877	$1,837	$1,840
Lease charges	180	156	163
Gain on sale of vehicles, net	(10)	(60)	(7)
Vehicle depreciation and lease charges, net	$2,047	$1,933	$1,996

At December 31, 2016, 2015 and 2014, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $321 million, $269 million and $222 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $520 million, $433 million and $352 million, respectively.

8.	Income Taxes
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$(1)	$(32)	$(1)
State	3	3	4
Foreign	63	40	79
Current income tax provision	65	11	82

Deferred
Federal	51	45	89
State	5	(1)	2
Foreign	(5)	14	(26)
Deferred income tax provision	51	58	65
Provision for income taxes	$116	$69	$147
Pretax income for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2016	2015	2014
United States (a)	$127	$258	$248
Foreign	152	124	144
Pretax income	$279	$382	$392
__________

(a)	For the years ended December 31, 2016, 2015 and 2014, includes corporate debt extinguishment costs of $27 million, $23 million and $56 million, respectively.

Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2016	2015
Deferred income tax assets:
Net tax loss carryforwards	$1,587	$1,567
Accrued liabilities and deferred revenue	281	276
Tax credits	62	76
Depreciation and amortization	2	13
Acquisition and integration-related liabilities	5	13
Provision for doubtful accounts	7	7
Other	52	46
Valuation allowance (a)	(357)	(351)
Deferred income tax assets	1,639	1,647

Deferred income tax liabilities:
Depreciation and amortization	112	123
Prepaid expenses	32	29
Other	2	7
Deferred income tax liabilities	146	159
Deferred income tax assets, net	$1,493	$1,488
__________

(a)
The valuation allowance of $357 million at December 31, 2016 relates to tax loss carryforwards, foreign tax credits and certain deferred tax assets of $289 million, $39 million and $29 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. The valuation allowance of $351 million at December 31, 2015 relates to tax loss carryforwards, foreign tax credits and certain deferred tax assets of $267 million, $53 million and $31 million, respectively.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2016	2015
Deferred income tax assets:
Depreciation and amortization	$52	$53

Deferred income tax liabilities:
Depreciation and amortization	2,481	2,420
Deferred income tax liabilities under vehicle programs, net	$2,429	$2,367
At December 31, 2016, the Company had U.S. federal net operating loss carryforwards of approximately $3.5 billion, most of which expire in 2031. Such net operating loss carryforwards are primarily related to accelerated depreciation of the Company’s U.S. vehicles. Currently, the Company does not record valuation allowances on the majority of its U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2016, the Company had foreign net operating loss carryforwards of approximately $690 million with an indefinite utilization period. No provision has been made for U.S. federal deferred income taxes on approximately $1.1 billion of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2016, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. Due to the variability associated with the various methods in which such earnings could be repatriated, it is not practicable to estimate the actual amount of such deferred tax liabilities. If such earnings were repatriated and subject to taxation at the current U.S. federal tax rate, the Company would consider and pursue alternatives to reduce the tax liability.

The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	2.0	2.8	3.3
Changes in valuation allowances	(0.2)	(0.6)	(3.0)
Taxes on foreign operations at rates different than statutory U.S. federal rates	3.1	3.7	1.4
Resolution of a prior-year tax matter (a)	—	(25.6)	—
Non-deductible transaction-related costs	—	0.9	—
Other non-deductible expenses	1.7	1.8	0.9
Other	—	0.1	(0.1)
	41.6%	18.1%	37.5%
__________

a)	For the year ended December 31, 2015, the Company recognized a $98 million income tax benefit from the resolution of a prior-year income tax matter.

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2016	2015	2014
Balance at January 1	$56	$63	$63
Additions for tax positions related to current year	3	6	5
Additions for tax positions for prior years	3	3	5
Reductions for tax positions for prior years	(3)	(14)	(8)
Settlements	—	(1)	(2)
Statute of limitations	—	(1)	—
Balance at December 31	$59	$56	$63
The Company does not anticipate that total unrecognized tax benefits will change significantly in 2017.
The Company is subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2016, the 2013 through 2015 tax years generally remain subject to examination by the federal tax authorities. The 2011 through 2015 tax years generally remain subject to examination by various state tax authorities. In significant foreign jurisdictions, the 2010 through 2015 tax years generally remain subject to examination by their respective tax authorities.
Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2016, 2015 and 2014, if recognized, would affect the Company’s provision for, or benefit from, income taxes. As of December 31, 2016, the Company’s unrecognized tax benefits were offset by tax loss carryforwards in the amount of $20 million.
The following table presents unrecognized tax benefits:

	As of December 31,
	2016	2015
Unrecognized tax benefit in non-current income taxes payable (a)	$40	$37
Accrued interest payable on potential tax liabilities (b)	29	28
__________

(a)
Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, the Company is entitled to indemnification for certain pre-disposition tax contingencies. As of December 31, 2016 and 2015, $15 million in each period of unrecognized tax benefits are related to tax contingencies for which the Company believes it is entitled to indemnification.

(b)
The Company recognizes potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the years ended December 31, 2016, 2015 and 2014, were not significant and were recognized as a component of the provision for income taxes.

9.	Other Current Assets
Other current assets consisted of:

	As of December 31,
	2016	2015
Prepaid expenses	$212	$192
Sales and use taxes	153	159
Other	154	156
Other current assets	$519	$507

10.	Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2016	2015
Land	$47	$50
Buildings and leasehold improvements	597	567
Capitalized software	524	460
Furniture, fixtures and equipment	354	332
Projects in process	99	89
Buses and support vehicles	91	93
	1,712	1,591
Less: Accumulated depreciation and amortization	(1,027)	(910)
Property and equipment, net	$685	$681
Depreciation and amortization expense relating to property and equipment during 2016, 2015 and 2014 was $188 million, $159 million and $144 million, respectively (including $87 million, $61 million and $46 million, respectively, of amortization expense relating to capitalized software).

11.	Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2016	2015
Accounts payable	$343	$352
Accrued sales and use taxes	206	220
Accrued payroll and related	173	199
Public liability and property damage insurance liabilities – current	141	131
Deferred revenue – current	114	103
Other	511	480
Accounts payable and other current liabilities	$1,488	$1,485

12.	Long-term Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2016	2015
4⅞% Senior Notes	November 2017	$—	$300
Floating Rate Senior Notes	December 2017	249	249
Floating Rate Term Loan (a)	March 2019	144	970
6% Euro-denominated Senior Notes	March 2021	194	502
Floating Rate Term Loan	March 2022	816	—
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	675	674
6⅜% Senior Notes	April 2024	350	—
4⅛% Euro-denominated Senior Notes	November 2024	316	—
5¼% Senior Notes	March 2025	375	375
Other (b)		57	46
Deferred financing fees		(53)	(55)
Total		3,523	3,461
Less: Short-term debt and current portion of long-term debt		279	26
Long-term debt		$3,244	$3,435
__________

(a)
The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	Primarily includes capital leases which are secured by liens on the related assets.
Term Loan
Floating Rate Term Loan due 2019. The Company issued $500 million, $200 million, and $300 million of Floating Rate Term Loan due 2019 in March 2012, October 2012 and October 2013, respectively, under the Company’s senior credit facility. The term loan bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.25% at December 31, 2016.
Floating Rate Term Loan due 2022. In May 2016, the Company extended the maturity date for $825 million of its $970 million existing corporate floating rate term loan borrowings by three years to March 2022. The extended portion now bears interest at LIBOR plus 2.50%, subject to a LIBOR floor of 0.75%; however, the Company has entered into an interest rate swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.21%.
Senior Notes
4⅞% Senior Notes due 2017. In November 2012, the Company issued its 4⅞% Senior Notes at par, for aggregate proceeds of $300 million with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after May 15, 2015, at specified prices, plus accrued interest through the redemption date. In May 2016, the Company redeemed the full principal amount for $304 million plus accrued interest.
Floating Rate Senior Notes due 2017. In November 2013, the Company issued its Floating Rate Senior Notes at 98.75% of their face value for aggregate proceeds of $247 million. The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.68% at December 31, 2016; however, the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%.

6% Euro-denominated Senior Notes due 2021. In March 2013, the Company issued €250 million (approximately $325 million, at issuance) of 6% Euro-denominated Senior Notes due March 2021, at par, with interest payable semi-annually. The notes are unsecured obligations of the Company’s Avis Budget Finance plc subsidiary, are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries and rank equally with all of the Company’s existing senior unsecured debt. The Company has the right to redeem these notes in whole or in part on or after April 1, 2016 at specified redemption prices plus accrued interest.

In March 2014, the Company issued €200 million (approximately $275 million, at issuance) of additional 6% Euro-denominated Senior Notes due 2021. These notes were sold at 106.75% of their face value for aggregate proceeds of approximately $295 million, with a yield to maturity of 4.85%. In April 2014, the Company used the proceeds to repurchase $292 million principal amount of its 8¼% Senior Notes. In October 2016, the Company redeemed €275 million (approximately $302 million) of its principal amount for €287 million (approximately $315 million) plus accrued interest.

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

6⅜% Senior Notes due 2024. In March 2016, the Company issued $350 million of 6⅜% Senior Notes due 2024 at par, with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after April 1, 2019 at specified redemption prices plus accrued interest. In May 2016, the Company used the net proceeds from the offering to redeem $300 million principal amount of its 4⅞% Senior Notes due 2017 and for general corporate purposes.

4⅛% Euro-denominated Senior Notes due 2024. In September 2016, the Company issued €300 million (approximately $337 million, at issuance) of 4⅛% Euro-denominated Senior Notes due 2024 at par, with interest payable semi-annually. The notes are unsecured obligations of the Company’s Avis Budget Finance plc subsidiary, are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries and rank equally with all of the Company’s existing senior unsecured debt. The Company has the right to redeem these notes in whole or in part at any time on or after November 15, 2019 at specified redemption prices plus accrued interest. In October 2016, the Company used the net proceeds from the offering primarily to redeem €275 million of its outstanding 6% Euro-denominated Senior Notes due 2021.
5¼% Senior Notes due 2025. In March 2015, the Company issued $375 million of 5¼% Senior Notes due 2025 at par, with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after March 15, 2020 at specified redemption prices plus accrued interest. In April 2015, the Company used net proceeds from the offering to redeem the remaining $223 million principal amount of its 9¾% Senior Notes and to partially fund the acquisition of Maggiore.

The Floating Rate Senior Notes, the 4⅞% Senior Notes, the 5⅛% Senior Notes, the 5½% Senior Notes, 6⅜% Senior Notes and the 5¼% Senior Notes are senior unsecured obligations of the Company’s Avis Budget Car Rental, LLC (“ABCR”) subsidiary, are guaranteed by the Company and certain of its domestic subsidiaries and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness.

In connection with the debt amendments and repayments for the years ended December 31, 2016, 2015 and 2014, the Company recorded $27 million, $23 million and $56 million in early extinguishment of debt costs, respectively.

DEBT MATURITIES
The following table provides contractual maturities of the Company’s corporate debt at December 31, 2016:

Year	Amount
2017	$279
2018	17
2019	158
2020	12
2021	205
Thereafter	2,905
$3,576

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS
At December 31, 2016, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2021 (a)	$1,800	$—	$753	$1,047
Other facilities (b)	5	5	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 3.10% as of December 31, 2016.

At December 31, 2016 and 2015, the Company had various uncommitted credit facilities available, which bear interest at rates of 0.21% to 4.50%, under which it had drawn approximately $5 million and $3 million, respectively.

DEBT COVENANTS

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of December 31, 2016, the Company was in compliance with the financial covenants governing its indebtedness.

13.	Debt under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2016	2015
Americas – Debt due to Avis Budget Rental Car Funding	$6,733	$6,837
Americas – Debt borrowings	577	643
International – Debt borrowings (a)	1,449	1,187
International – Capital leases	162	238
Other	7	8
Deferred financing fees (b)	(50)	(53)
Total	$8,878	$8,860
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company's car rental fleet and to replace capital lease financing.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2016 and 2015 were $38 million and $41 million, respectively.

Americas

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, the Company pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Balance Sheets. The Company also has an asset within Assets under vehicle programs on its Consolidated Balance Sheets which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2016, approximate $8.5 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within assets under vehicle programs (excluding the investment in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.
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
During January 2015 and May 2015, Avis Budget Rental Car Funding issued approximately $650 million in asset-backed notes with an expected final payment date of July 2020 and $550 million in asset-backed notes with an expected final payment date of December 2020, respectively. During March 2016 and June 2016, Avis Budget Rental Car Funding issued approximately $450 million in asset-backed notes with an expected final payment date of June 2021 and approximately $500 million in asset-backed notes with an expected final payment date of November 2021, respectively. The Company used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 3% as of December 31, 2016 and 2015.
Debt borrowings. The Company finances the acquisition of vehicles used in its Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. The Company finances the acquisition of fleet for its truck rental operations in the United States through a combination of debt facilities and leases. These debt borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 4% and 3% as of December 31, 2016 and 2015, respectively.

International
Debt borrowings. In 2013, the Company entered into a three-year, €500 million (approximately $687 million) European rental fleet securitization program, which is used to finance fleet purchases for certain of the Company’s European operations. During 2016, 2015 and 2014, the Company increased its capacity under this program by €400 million (approximately $458 million), €210 million (approximately $235 million) and €290 million (approximately $370 million), respectively, and extended the securitization’s maturity to 2019. The Company finances the acquisition of vehicles used in its International rental car operations through this and other consolidated, bankruptcy remote special-purpose entities, which issue privately placed notes to banks and bank-sponsored conduits. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 2% and 3% as of December 31, 2016 and 2015, respectively.
Capital leases. The Company obtained a portion of its International vehicles under capital lease arrangements. For the year ended December 31, 2016 and 2015, the weighted average interest rate on these borrowings was 2%. All capital leases are on a fixed repayment basis and interest rates are fixed at the contract date.
DEBT MATURITIES
The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2016:

Debt under Vehicle Programs
2017(a)	$1,094
2018	2,508
2019	2,613
2020	1,618
2021	950
Thereafter	145
$8,928
__________

(a)	Vehicle-backed debt maturing within one year primarily represents term asset-backed securities.

COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS
The following table presents available funding under the Company’s debt arrangements related to its vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2016:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding (b)	$9,083	$6,733	$2,350
Americas – Debt borrowings (c)	895	577	318
International – Debt borrowings (d)	2,373	1,449	924
International – Capital leases (e)	194	162	32
Other	7	7	—
Total	$12,552	$8,928	$3,624
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by $8.2 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $0.8 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by $1.9 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $0.2 billion of underlying vehicles and related assets.

DEBT COVENANTS
The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2016, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

14.	Commitments and Contingencies
Lease Commitments
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Many of the Company’s operating leases for facilities contain renewal options. These renewal options vary, but the majority include clauses for various term lengths and prevailing market rate rents.
Future minimum lease payments required under noncancelable operating leases, including minimum concession fees charged by airport authorities, which in many locations are recoverable from vehicle rental customers, as of December 31, 2016, are as follows:

Amount
2017	$710
2018	473
2019	426
2020	313
2021	174
Thereafter	605
$2,701
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

	2016	2015	2014
Rent expense (including minimum concession fees)	$699	$679	$639
Contingent concession expense	214	195	193
	913	874	832
Less: sublease rental income	(5)	(5)	(6)
Total	$908	$869	$826
Commitments under capital leases, other than those within the Company’s vehicle rental programs, for which the future minimum lease payments have been reflected in Note 13-Debt Under Vehicle Programs and Borrowing Arrangements, are not significant.
The Company leases a portion of its vehicles under operating leases, which extend through 2020. As of December 31, 2016, the Company has guaranteed up to $278 million of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.
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

In February 2017, following a state court trial in Georgia, a jury found the Company liable for damages in a case brought by a plaintiff who was injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. The Company considers the attribution of liability to the Company, and the amount of damages awarded, to be unsupported by the facts of the case, and intends to appeal the verdict. The Company also faces a similar case from another plaintiff. The Company has recognized a liability for the expected loss related to these cases of $26 million.

The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including contract and licensee disputes, competition matters, employment matters, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. Excluding the French competition and personal injury matters discussed above, the Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $45 million in excess of amounts accrued as of December 31, 2016; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or annual results of operations.
Commitments to Purchase Vehicles
The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $7.7 billion of vehicles from manufacturers over the next 12 months. The majority of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.
Other Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising, computer services and capital expenditures. As of December 31, 2016, the Company had approximately $141 million of purchase obligations, which extend through 2022.
Concentrations
Concentrations of credit risk at December 31, 2016, include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Kia, Volkswagen, Fiat, Mercedes, Toyota and Volvo, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $41 million and $25 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.
Asset Retirement Obligations
The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets.

The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gasoline storage tanks at its rental facilities. The liability accrued for asset retirement obligations was $24 million at December 31, 2016 and 2015.
Standard Guarantees/Indemnifications
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company agrees to indemnify another party, among other things, for performance under contracts and any breaches of representations and warranties thereunder. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets, businesses or activities, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities and use of derivatives and (v) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees under licensing agreements, (iv) financial institutions in credit facility arrangements and derivative contracts and (v) underwriters and placement agents in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many may survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications provided to landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates its potential exposure.

15.	Stockholders’ Equity
Cash Dividend Payments
During 2016, 2015 and 2014, the Company did not declare or pay any cash dividends. The Company’s ability to pay dividends to holders of its common stock is limited by the Company’s senior credit facility, the indentures governing its senior notes and its vehicle financing programs.
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to approximately $1.5 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. During 2016, 2015 and 2014, the Company repurchased approximately 27 million shares of common stock at a cost of $1.1 billion under the program. As of December 31, 2016, approximately $300 million of authorization remained available to repurchase common stock under this plan.
Convertible Note
In October 2009, the Company issued 3½% Convertible Senior Notes due October 2014.
In October 2014, the $66 million of outstanding Convertible Notes that had not been repurchased by the Company between issuance and maturity were converted into approximately 4.0 million shares of the Company’s common stock at the initial conversion rate of 61.5385 shares of common stock per $1,000 principal amount.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$166	$1	$2	$(52)	$117
Other comprehensive income (loss) before reclassifications	(115)	(7)	—	(24)	(146)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	—	2	7
Net current-period other comprehensive income (loss)	(115)	(2)	—	(22)	(139)
Balance, December 31, 2014	51	(1)	2	(74)	(22)
Other comprehensive income (loss) before reclassifications	(131)	(6)	(2)	6	(133)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	—	3	8
Net current-period other comprehensive income (loss)	(131)	(1)	(2)	9	(125)
Balance, December 31, 2015	(80)	(2)	—	(65)	(147)
Other comprehensive income (loss) before reclassifications	41	—	1	(57)	(15)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	—	4	8
Net current-period other comprehensive income (loss)	41	4	1	(53)	(7)
Balance, December 31, 2016	$(39)	$2	$1	$(118)	$(154)
 __________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include an $83 million gain, net of tax, related to the Company’s hedge of its investment in Euro-denominated foreign operations (See Note 18-Financial Instruments).

(a)
For the years ended December 31, 2016, 2015 and 2014, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $6 million ($4 million, net of tax), $7 million ($4 million, net of tax) and $8 million ($5 million, net of tax), respectively. For the years ended December 31, 2016 and 2015, amounts reclassified from accumulated comprehensive income (loss) into vehicle interest expense were $1 million ($0 million, net of tax) and $1 million ($1 million, net of tax), respectively.

(b)
For the years ended December 31, 2016, 2015 and 2014, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $6 million ($4 million, net of tax), $5 million ($3 million, net of tax) and $3 million ($2 million, net of tax), respectively.

16.	Stock-Based Compensation

The Company’s Amended and Restated Equity and Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for the Company and its subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 20.1 million, with approximately 4.3 million shares available as of December 31, 2016. The Company typically settles stock-based awards with treasury shares.
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

Stock Unit Awards
Stock unit awards entitle the holder to receive shares of common stock upon vesting on a one-to-one basis. Performance-based RSUs principally vest based upon the level of performance attained, but vesting can increase (typically by up to 20%) if certain relative total shareholder return goals are achieved. Market-based RSUs generally vest based on the level of total shareholder return or absolute stock price attainment.
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

	2016	2015	2014
Expected volatility of stock price	46%	37%	40%
Risk-free interest rate	0.98%	0.74%	0.83%
Valuation period	3 years	3 years	3 years
Dividend yield	0%	0%	0%

Annual activity related to stock units and cash units, consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market Based RSUs		Cash Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	819	$43.34	941	$35.18	111	$18.04
Granted (a)	587	25.92	528	23.33	—	—
Vested (b)	(491)	38.17	(487)	25.13	(111)	18.04
Forfeited/expired	(37)	37.47	(59)	28.58	—	—
Outstanding at December 31, 2016 (c)	878	$34.83	923	$34.11	—	$—
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted in 2015 was $54.70 and $55.51, respectively, and the weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted in 2014 was $42.05 and $42.03, respectively.

(b)
The total fair value of RSUs vested during 2016, 2015 and 2014 was $31 million, $25 million and $15 million, respectively. The total grant date fair value of cash units vested during the years 2016 and 2015 was $2 million, in each period.

(c)
The Company’s outstanding time-based RSUs and performance-based and market-based RSUs had aggregate intrinsic value of $32 million and $34 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $26 million and will be recognized over a weighted average vesting period of 1.1 years. The Company assumes that substantially all outstanding awards will vest over time.

Stock Options

The annual stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2016	827	$2.87	$28	3.3
Granted (a)	—	—
Exercised (b)	(17)	0.79	1
Forfeited/expired	—	—
Outstanding and exercisable at December 31, 2016	810	$2.91	$27	2.3
__________

(a)	No stock options were granted during 2015 or 2014.

(b)
Stock options exercised during 2015 and 2014 had intrinsic values of $1 million and $6 million, respectively, and the cash received from the exercise of options was insignificant in 2016, 2015 and 2014.

Non-employee Directors Deferred Compensation Plan
The Company grants stock awards on a quarterly basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards can be deferred under the Non-employee Directors Deferred Compensation Plan. During 2016, 2015 and 2014, the Company granted 40,000, 22,000 and 20,000 awards, respectively, to non-employee directors.
Employee Stock Purchase Plan
The Company is authorized to sell shares of its common stock to eligible employees at 95% of fair market value. This plan has been deemed to be non-compensatory and therefore no compensation expense has been recognized.
Stock-Compensation Expense
During 2016, 2015 and 2014, the Company recorded stock-based compensation expense of $28 million ($18 million, net of tax), $26 million ($17 million, net of tax) and $34 million ($21 million, net of tax), respectively. In jurisdictions with net operating loss carryforwards, exercises and/or vestings of stock-based awards have generated $150 million of total tax deductions at December 31, 2016. Approximately $56 million of tax benefits were recorded in accumulated deficit upon adoption of ASU 2016-09 on January 1, 2017 related to these tax deductions (see Note 2-Summary of Significant Accounting Policies).

17.	Employee Benefit Plans
Defined Contribution Savings Plans
The Company sponsors several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches portions of the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $33 million, $32 million and $34 million during 2016, 2015 and 2014, respectively.
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
The funded status of the defined benefit pension plans is recognized on the Consolidated Balance Sheets and the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, are recognized as a component of accumulated other comprehensive loss, net of tax.
The components of net periodic benefit cost consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Service cost	$4	$5	$5
Interest cost	21	22	29
Expected return on plan assets	(27)	(31)	(32)
Amortization of unrecognized amounts	5	5	3
Net periodic benefit cost	$3	$1	$5
The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017 is $9 million, which consists of $8 million for net actuarial loss and $1 million for prior service cost.

The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2016	2015
Benefit obligation at end of prior year	$656	$716
Service cost	4	5
Interest cost	21	22
Actuarial (gain) loss	115	(32)
Currency translation adjustment	(53)	(30)
Net benefits paid	(23)	(25)
Benefit obligation at end of current year	$720	$656

Change in Plan Assets
Fair value of assets at end of prior year	$527	$553
Actual return on plan assets	60	5
Employer contributions	12	14
Currency translation adjustment	(53)	(20)
Net benefits paid	(23)	(25)
Fair value of assets at end of current year	$523	$527

	As of December 31,
Funded Status	2016	2015
Classification of net balance sheet assets (liabilities):
Non-current assets	$—	$30
Current liabilities	(1)	(1)
Non-current liabilities	(196)	(158)
Net funded status	$(197)	$(129)
The following assumptions were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
U.S. Pension Benefit Plans	2016	2015	2014
Discount rate:
Net periodic benefit cost	4.40%	4.00%	4.75%
Benefit obligation	3.90%	4.40%	4.00%
Long-term rate of return on plan assets	7.00%	7.25%	7.50%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	3.45%	3.30%	4.50%
Benefit obligation	2.45%	3.45%	3.30%
Long-term rate of return on plan assets	4.45%	4.65%	5.30%
To select discount rates for its defined benefit pension plans, the Company uses a modeling process that involves matching the expected cash outflows of such plans, to yield curves constructed from portfolios of AA-rated fixed-income debt instruments. The Company uses the average yields of the hypothetical portfolios as a discount rate benchmark.
The Company’s expected rate of return on plan assets of 7.00% and 4.45% for the U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, is a long-term rate based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market expectations and broad asset mix considerations.
As of December 31, 2016, plans with benefit obligations in excess of plan assets had accumulated benefit obligations of $720 million and plan assets of $523 million. As of December 31, 2015, plans with benefit obligations in excess of plan assets had accumulated benefit obligations of $386 million and plan assets of

$228 million. The accumulated benefit obligation for all plans was $712 million and $646 million as of December 31, 2016 and 2015, respectively. The Company expects to contribute approximately $4 million to the U.S. plans and $7 million to the non-U.S. plans in 2017.
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
The equity component’s purpose is to provide a total return that will help preserve the purchasing power of the assets. The pension plans hold various mutual funds that invest in equity securities and are diversified among funds that invest in large cap, small cap, growth, value and international stocks as well as funds that are intended to “track” an index, such as the S&P 500. The equity investments in the portfolios will represent a greater assumption of market volatility and risk as well as provide higher anticipated total return over the long term. The equity component is expected to approximate 40%-60% of the plans’ assets.
The purpose of the fixed income component is to provide a deflation hedge, to reduce the overall volatility of the pension plans’ assets in relation to the liability and to produce current income. The pension plans hold mutual funds that invest in securities issued by governments, government agencies and corporations. The fixed income component is expected to approximate 40%-60% of the plans’ assets.
The following table presents the defined benefit pension plans’ assets measured at fair value, as of December 31:

	2016
Asset Class	Level 1	Level 2	Total
Cash equivalents and short-term investments	$12	$15	$27
U.S. equities	87	34	121
Non-U.S. equities	40	70	110
Real estate	—	15	15
Government bonds	7	70	77
Corporate bonds	82	40	122
Other assets	2	49	51
Total assets	$230	$293	$523

	2015
Asset Class	Level 1	Level 2	Total
Cash equivalents and short-term investments	$—	$12	$12
U.S. equities	—	126	126
Non-U.S. equities	—	129	129
Government bonds	—	103	103
Corporate bonds	—	133	133
Other assets	—	24	24
Total assets	$—	$527	$527
The Company estimates that future benefit payments from plan assets will be $23 million, $25 million, $27 million, $27 million, $28 million and $158 million for 2017, 2018, 2019, 2020, 2021 and 2022 to 2026, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of its employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if the Company elects to stop participating in a multiemployer plan, it may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) the Company has no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2016, 2015 and 2014, the Company contributed a total of $9 million in each of the periods to multiemployer plans.

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
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during 2016, 2015 and 2014 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.
Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness for 2016, 2015 and 2014 was not material to the Company’s results of operations. The Company expects $4 million of losses currently deferred in accumulated other comprehensive income (loss) to be recognized in earnings during 2017.
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
There were no significant concentrations of credit risk with any individual counterparty or groups of counterparties at December 31, 2016 or 2015, other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Kia, Volkswagen, Fiat, Mercedes, Toyota and Volvo, and primarily with respect to receivables for program cars that were disposed but for which the Company has not yet received payment from the manufacturers (see Note 2-Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition and (iii) risks related to leases which have been assumed by Realogy, Wyndham or Travelport but of which the Company is a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. The Company does not normally require collateral or other security to support credit sales.
Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts.
The Company held derivative instruments with absolute notional values as follows:

	As of December 31,
	2016	2015
Interest rate caps (a)	$9,736	$10,179
Interest rate swaps	1,950	900
Foreign exchange contracts	692	811
__________

(a)
Represents $7.4 billion of interest rate caps sold, partially offset by approximately $2.3 billion of interest rate caps purchased at December 31, 2016 and $8.2 billion of interest rate caps sold, partially offset by approximately $2.0 billion of interest rate caps purchased at December 31, 2015. These amounts exclude $5.1 billion and $6.2 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary at December 31, 2016 and 2015, respectively.

Fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2016		As of December 31, 2015
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$7	$4	$1	$5
Derivatives not designated as hedging instruments
Interest rate caps (b)	1	7	1	5
Foreign exchange contracts (c)	7	2	16	2
Commodity contracts (c)	—	—	—	1
Total	$15	$13	$18	$13
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 15-Stockholders’ Equity.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2016	2015	2014
Financial instruments designated as hedging instruments (a)
Interest rate swaps	$4	$(1)	$(2)
Euro-denominated notes	14	34	46
Financial instruments not designated as hedging instruments (b)
Foreign exchange contracts (c)	42	48	8
Interest rate caps (d)	(2)	(2)	(3)
Commodity contracts (e)	—	—	(3)
Total	$58	$79	$46
__________

(a)	Recognized, net of tax, as a component of accumulated other comprehensive income within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)
For the year ended December 31, 2016, included a $68 million gain included in interest expense and a $26 million loss included in operating expenses. For the year ended December 31, 2015, included a $32 million gain in interest expense and a $16 million gain included in operating expenses. For the year ended December 31, 2014, included a $10 million gain in interest expense and a $2 million loss included in operating expenses.

(d)	For the years ended December 31, 2016, 2015 and 2014, amounts are included in vehicle interest, net.

(e)	Included in operating expenses.
Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$279	$280	$26	$26
Long-term debt	3,244	3,265	3,435	3,478

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$6,695	$6,722	$6,796	$6,836
Vehicle-backed debt	2,176	2,187	2,060	2,071
Interest rate swaps and interest rate caps (a)	7	7	4	4
___________

(a)	Derivatives in liability position.

19.	Segment Information

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
Management evaluates the operating results of each of its reportable segments based upon revenue and “Adjusted EBITDA,” which the Company defines as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, restructuring expense, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, charges for an unprecedented personal-injury legal matter and income taxes. Charges for the legal matter are recorded in operating expenses in the Company’s consolidated statement of operations. The Company has revised its definition of Adjusted EBITDA to exclude charges for an unprecedented personal-injury legal matter which the Company does not view as indicative of underlying business results due to its nature. We did not revise prior years’ Adjusted EBITDA amounts because there were no charges similar in nature to this legal matter.

The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2016

	Americas	International	Corporate and Other (a)	Total
Net revenues	$6,121	$2,538	$—	$8,659
Vehicle depreciation and lease charges, net	1,559	488	—	2,047
Vehicle interest, net	226	58	—	284
Adjusted EBITDA	633	273	(68)	838
Non-vehicle depreciation and amortization	165	88	—	253
Assets exclusive of assets under vehicle programs	4,017	1,990	58	6,065
Assets under vehicle programs	9,210	2,368	—	11,578
Capital expenditures (excluding vehicles)	121	62	7	190
__________

(a)	Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Year Ended December 31, 2015

	Americas	International	Corporate and Other (a)	Total
Net revenues	$6,069	$2,433	$—	$8,502
Vehicle depreciation and lease charges, net	1,478	455	—	1,933
Vehicle interest, net	234	55	—	289
Adjusted EBITDA	682	277	(56)	903
Non-vehicle depreciation and amortization	143	75	—	218
Assets exclusive of assets under vehicle programs	3,940	1,901	77	5,918
Assets under vehicle programs	9,440	2,276	—	11,716
Capital expenditures (excluding vehicles)	131	68	—	199
__________

(a)	Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Year Ended December 31, 2014

	Americas	International	Corporate and Other (a)	Total
Net revenues	$5,961	$2,524	$—	$8,485
Vehicle depreciation and lease charges, net	1,492	504	—	1,996
Vehicle interest, net	234	48	—	282
Adjusted EBITDA	656	280	(60)	876
Non-vehicle depreciation and amortization	122	58	—	180
Assets exclusive of assets under vehicle programs	3,946	1,730	108	5,784
Assets under vehicle programs	9,162	1,896	—	11,058
Capital expenditures (excluding vehicles)	113	69	—	182
__________

(a)	Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.

Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

	For the Year Ended December 31,
	2016	2015	2014
Adjusted EBITDA	$838	$903	$876
Less: Non-vehicle related depreciation and amortization (a)	253	218	180
Interest expense related to corporate debt, net	203	194	209
Early extinguishment of corporate debt	27	23	56
Restructuring expense	29	18	26
Transaction-related costs, net	21	68	13
Charges for legal matter (b)	26	—	—
Income before income taxes	$279	$382	$392
__________

(a)	Includes amortization of intangible assets recognized in purchase accounting of $59 million in 2016, $55 million in 2015 and $33 million in 2014.

(b)	Reported within operating expenses in our consolidated statement of operations.

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2016
Net revenues	$5,674	$2,985	$8,659
Assets exclusive of assets under vehicle programs	3,699	2,366	6,065
Assets under vehicle programs	8,552	3,026	11,578
Net long-lived assets	1,489	1,073	2,562

2015
Net revenues	$5,635	$2,867	$8,502
Assets exclusive of assets under vehicle programs	3,677	2,241	5,918
Assets under vehicle programs	8,786	2,930	11,716
Net long-lived assets	1,502	1,069	2,571

2014
Net revenues	$5,471	$3,014	$8,485
Assets exclusive of assets under vehicle programs	3,745	2,039	5,784
Assets under vehicle programs	8,428	2,630	11,058
Net long-lived assets	1,481	885	2,366

Guarantor and Non-Guarantor Consolidating Financial Statements
The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2016, 2015 and 2014, Consolidating Condensed Balance Sheets as of December 31, 2016 and December 31, 2015 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 12-Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.
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

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$4,134	$1,947	$—	$6,081
Other	—	—	1,209	3,563	(2,194)	2,578
Net revenues	—	—	5,343	5,510	(2,194)	8,659

Expenses
Operating	4	18	2,622	1,738	—	4,382
Vehicle depreciation and lease charges, net	—	—	1,993	2,045	(1,991)	2,047
Selling, general and administrative	38	18	631	447	—	1,134
Vehicle interest, net	—	—	198	289	(203)	284
Non-vehicle related depreciation and amortization	—	2	155	96	—	253
Interest expense related to corporate debt, net:
Interest expense	—	141	3	59	—	203
Intercompany interest expense (income)	(13)	(7)	23	(3)	—	—
Early extinguishment of debt	—	10	—	17	—	27
Restructuring Expense	—	—	9	20	—	29
Transaction-related costs, net	—	2	1	18	—	21
Total expenses	29	184	5,635	4,726	(2,194)	8,380

Income (loss) before income taxes and equity in earnings of subsidiaries	(29)	(184)	(292)	784	—	279
Provision for (benefit from) income taxes	(11)	(70)	123	74	—	116
Equity in earnings of subsidiaries	181	295	710	—	(1,186)	—
Net income	$163	$181	$295	$710	$(1,186)	$163

Comprehensive income	$156	$173	$283	$712	$(1,168)	$156

For the Year Ended December 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$4,124	$1,902	$—	$6,026
Other	—	—	1,181	3,335	(2,040)	2,476
Net revenues	—	—	5,305	5,237	(2,040)	8,502

Expenses
Operating	2	17	2,587	1,678	—	4,284
Vehicle depreciation and lease charges, net	—	1	1,819	1,936	(1,823)	1,933
Selling, general and administrative	32	15	619	427	—	1,093
Vehicle interest, net	—	—	204	302	(217)	289
Non-vehicle related depreciation and amortization	—	1	133	84	—	218
Interest expense related to corporate debt, net:
Interest expense	—	159	(5)	40	—	194
Intercompany interest expense (income)	(12)	(11)	16	7	—	—
Early extinguishment of debt	—	23	—	—	—	23
Transaction-related costs, net	—	22	6	40	—	68
Restructuring expense	—	—	6	12	—	18
Total expenses	22	227	5,385	4,526	(2,040)	8,120

Income (loss) before income taxes and equity in earnings of subsidiaries	(22)	(227)	(80)	711	—	382
Provision for (benefit from) income taxes	(9)	(178)	170	86	—	69
Equity in earnings of subsidiaries	326	375	625	—	(1,326)	—
Net income	$313	$326	$375	$625	$(1,326)	$313

Comprehensive income	$188	$203	$253	$504	$(960)	$188

For the Year Ended December 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$4,038	$1,988	$—	$6,026
Other	—	—	1,167	3,426	(2,134)	2,459
Net revenues	—	—	5,205	5,414	(2,134)	8,485

Expenses
Operating	10	13	2,525	1,703	—	4,251
Vehicle depreciation and lease charges, net	—	1	1,920	1,996	(1,921)	1,996
Selling, general and administrative	27	23	602	428	—	1,080
Vehicle interest, net	—	—	200	295	(213)	282
Non-vehicle related depreciation and amortization	—	2	111	67	—	180
Interest expense related to corporate debt, net:
Interest expense	2	163	2	42	—	209
Intercompany interest expense (income)	(13)	(11)	1	23	—	—
Early extinguishment of debt	—	56	—	—	—	56
Restructuring expense	—	—	7	19	—	26
Transaction-related costs, net	1	8	(20)	24	—	13
Total expenses	27	255	5,348	4,597	(2,134)	8,093

Income (loss) before income taxes and equity in earnings of subsidiaries	(27)	(255)	(143)	817	—	392
Provision for (benefit from) income taxes	(10)	(108)	186	79	—	147
Equity in earnings of subsidiaries	262	409	738	—	(1,409)	—
Net income	$245	$262	$409	$738	$(1,409)	$245

Comprehensive income	$106	$123	$273	$624	$(1,020)	$106

Consolidating Condensed Balance Sheets
As of December 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$12	$—	$475	$—	$490
Receivables, net	—	—	231	577	—	808
Other current assets	2	101	90	326	—	519
Total current assets	5	113	321	1,378	—	1,817

Property and equipment, net	—	148	341	196	—	685
Deferred income taxes	20	1,219	268	—	(14)	1,493
Goodwill	—	—	489	518	—	1,007
Other intangibles, net	—	28	502	340	—	870
Other non-current assets	75	24	16	78	—	193
Intercompany receivables	171	359	1,466	670	(2,666)	—
Investment in subsidiaries	42	3,717	3,698	—	(7,457)	—
Total assets exclusive of assets under vehicle programs	313	5,608	7,101	3,180	(10,137)	6,065

Assets under vehicle programs:
Program cash	—	—	—	225	—	225
Vehicles, net	—	24	70	10,370	—	10,464
Receivables from vehicle manufacturers and other	—	1	—	526	—	527
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	25	70	11,483	—	11,578
Total assets	$313	$5,633	$7,171	$14,663	$(10,137)	$17,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$23	$189	$512	$764	$—	$1,488
Short-term debt and current portion of long-term debt	—	264	3	12	—	279
Total current liabilities	23	453	515	776	—	1,767

Long-term debt	—	2,730	3	511	—	3,244
Other non-current liabilities	69	88	253	368	(14)	764
Intercompany payables	—	2,306	359	1	(2,666)	—
Total liabilities exclusive of liabilities under vehicle programs	92	5,577	1,130	1,656	(2,680)	5,775
Liabilities under vehicle programs:
Debt	—	14	66	2,103	—	2,183
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,695	—	6,695
Deferred income taxes	—	—	2,258	171	—	2,429
Other	—	—	—	340	—	340
	—	14	2,324	9,309	—	11,647
Total stockholders’ equity	221	42	3,717	3,698	(7,457)	221
Total liabilities and stockholders’ equity	$313	$5,633	$7,171	$14,663	$(10,137)	$17,643

As of December 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$70	$—	$378	$—	$452
Receivables, net	—	—	212	456	—	668
Other current assets	2	78	83	344	—	507
Total current assets	6	148	295	1,178	—	1,627

Property and equipment, net	—	134	345	202	—	681
Deferred income taxes	20	1,246	253	—	(31)	1,488
Goodwill	—	—	487	486	—	973
Other intangibles, net	—	30	525	362	—	917
Other non-current assets	93	15	17	107	—	232
Intercompany receivables	160	367	1,070	696	(2,293)	—
Investment in subsidiaries	272	3,426	3,680	—	(7,378)	—
Total assets exclusive of assets under vehicle programs	551	5,366	6,672	3,031	(9,702)	5,918

Assets under vehicle programs:
Program cash	—	—	—	258	—	258
Vehicles, net	—	18	78	10,562	—	10,658
Receivables from vehicle manufacturers and other	—	—	—	438	—	438
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	18	78	11,620	—	11,716
Total assets	$551	$5,384	$6,750	$14,651	$(9,702)	$17,634

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$24	$180	$471	$810	$—	$1,485
Short-term debt and current portion of long-term debt	—	14	5	7	—	26
Total current liabilities	24	194	476	817	—	1,511

Long-term debt	—	2,932	2	501	—	3,435
Other non-current liabilities	88	85	237	355	(31)	734
Intercompany payables	—	1,897	336	60	(2,293)	—
Total liabilities exclusive of liabilities under vehicle programs	112	5,108	1,051	1,733	(2,324)	5,680
Liabilities under vehicle programs:
Debt	—	4	74	1,986	—	2,064
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,796	—	6,796
Deferred income taxes	—	—	2,199	168	—	2,367
Other	—	—	—	288	—	288
	—	4	2,273	9,238	—	11,515
Total stockholders’ equity	439	272	3,426	3,680	(7,378)	439
Total liabilities and stockholders’ equity	$551	$5,384	$6,750	$14,651	$(9,702)	$17,634

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$268	$(10)	$80	$2,633	$(342)	$2,629

Investing activities
Property and equipment additions	—	(32)	(89)	(69)	—	(190)
Proceeds received on asset sales	—	7	4	8	—	19
Net assets acquired (net of cash acquired)	—	—	(4)	(51)	—	(55)
Intercompany loan receipts (advances)	—	—	28	(316)	288	—
Other, net	118	(1)	—	4	(118)	3
Net cash provided by (used in) investing activities exclusive of vehicle programs	118	(26)	(61)	(424)	170	(223)

Vehicle programs:
Decrease in program cash	—	—	—	31	—	31
Investment in vehicles	—	(9)	(4)	(12,448)	—	(12,461)
Proceeds received on disposition of vehicles	—	31	—	10,473	—	10,504
	—	22	(4)	(1,944)	—	(1,926)
Net cash provided by (used in) investing activities	118	(4)	(65)	(2,368)	170	(2,149)

Financing activities
Proceeds from long-term borrowings	—	557	—	337	—	894
Payments on long-term borrowings	—	(525)	(5)	(317)	—	(847)
Net change in short-term borrowings	—	—	—	4	—	4
Debt financing fees	—	(15)	—	(5)	—	(20)
Repurchases of common stock	(387)	—	—	—	—	(387)
Intercompany loan borrowings (payments)	—	316	—	(28)	(288)	—
Other, net	—	(385)	—	(75)	460	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(387)	(52)	(5)	(84)	172	(356)

Vehicle programs:
Proceeds from borrowings	—	8	—	15,761	—	15,769
Payments on borrowings	—	—	(9)	(15,817)	—	(15,826)
Debt financing fees	—	—	(1)	(24)	—	(25)
	—	8	(10)	(80)	—	(82)
Net cash provided by (used in) financing activities	(387)	(44)	(15)	(164)	172	(438)
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents	(1)	(58)	—	97	—	38
Cash and cash equivalents, beginning of period	4	70	—	378	—	452
Cash and cash equivalents, end of period	$3	$12	$—	$475	$—	$490

For the Year Ended December 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$60	$249	$146	$2,204	$(75)	$2,584

Investing activities
Property and equipment additions	—	(26)	(98)	(75)	—	(199)
Proceeds received on asset sales	—	7	1	7	—	15
Net assets acquired (net of cash acquired)	—	(8)	(9)	(239)	—	(256)
Intercompany loan receipts (advances)	—	(30)	(96)	—	126	—
Other, net	334	(127)	1	8	(210)	6
Net cash provided by (used in) investing activities exclusive of vehicle programs	334	(184)	(201)	(299)	(84)	(434)

Vehicle programs:
Increase in program cash	—	—	—	(148)	—	(148)
Investment in vehicles	—	(1)	(2)	(11,925)	—	(11,928)
Proceeds received on disposition of vehicles	—	19	—	9,661	—	9,680
	—	18	(2)	(2,412)	—	(2,396)
Net cash provided by (used in) investing activities	334	(166)	(203)	(2,711)	(84)	(2,830)

Financing activities
Proceeds from long-term borrowings	—	375	—	2	—	377
Payments on long-term borrowings	—	(256)	(4)	(41)	—	(301)
Net change in short-term borrowings	—	—	—	(22)	—	(22)
Debt financing fees	—	(7)	—	—	—	(7)
Repurchases of common stock	(393)	—	—	—	—	(393)
Intercompany loan borrowings (payments)	—	—	—	126	(126)	—
Other, net	1	(335)	70	(28)	285	(7)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(392)	(223)	66	37	159	(353)

Vehicle programs:
Proceeds from borrowings	—	—	—	14,138	—	14,138
Payments on borrowings	—	—	(9)	(13,639)	—	(13,648)
Debt financing fees	—	—	—	(22)	—	(22)
	—	—	(9)	477	—	468
Net cash provided by (used in) financing activities	(392)	(223)	57	514	159	115
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(41)	—	(41)
Net decrease in cash and cash equivalents	2	(140)	—	(34)	—	(172)
Cash and cash equivalents, beginning of period	2	210	—	412	—	624
Cash and cash equivalents, end of period	$4	$70	$—	$378	$—	$452

For the Year Ended December 31, 2014

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$469	$340	$1,840	$(70)	$2,579

Investing activities
Property and equipment additions	—	(20)	(84)	(78)	—	(182)
Proceeds received on asset sales	—	7	8	6	—	21
Net assets acquired (net of cash acquired)	—	—	(263)	(153)	—	(416)
Other, net	285	(9)	(2)	—	(285)	(11)
Net cash provided by (used in) investing activities exclusive of vehicle programs	285	(22)	(341)	(225)	(285)	(588)

Vehicle programs:
Increase in program cash	—	—	—	(10)	—	(10)
Investment in vehicles	—	(9)	(90)	(11,776)	—	(11,875)
Proceeds received on disposition of vehicles	—	8	—	9,658	—	9,666
	—	(1)	(90)	(2,128)	—	(2,219)
Net cash provided by (used in) investing activities	285	(23)	(431)	(2,353)	(285)	(2,807)

Financing activities
Proceeds from long-term borrowings	—	575	—	296	—	871
Payments on long-term borrowings	—	(756)	(5)	(1)	—	(762)
Net change in short-term borrowings	—	—	—	5	—	5
Debt financing fees	—	(12)	—	(5)	—	(17)
Repurchases of common stock	(297)	—	—	—	—	(297)
Other, net	—	(285)	—	(70)	355	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(297)	(478)	(5)	225	355	(200)

Vehicle programs:
Proceeds from borrowings	—	—	88	14,285	—	14,373
Payments on borrowings	—	—	(3)	(13,960)	—	(13,963)
Debt financing fees	—	—	(1)	(27)	—	(28)
	—	—	84	298	—	382
Net cash provided by (used in) financing activities	(297)	(478)	79	523	355	182
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(23)	—	(23)
Net decrease in cash and cash equivalents	(12)	(32)	(12)	(13)	—	(69)
Cash and cash equivalents, beginning of period	14	242	12	425	—	693
Cash and cash equivalents, end of period	$2	$210	$—	$412	$—	$624

21.	Selected Quarterly Financial Data—(unaudited)
Provided below are selected unaudited quarterly financial data for 2016 and 2015.
The earnings per share information is calculated independently for each quarter based on the weighted average number of common stock and common stock equivalents outstanding, which may fluctuate, based on quarterly income levels and market prices. Therefore and due to the seasonality of the Company’s earnings, the sum of the quarters’ per share information may not equal the annual amount presented on the Consolidated Statements of Operations.

	2016
	First	Second	Third	Fourth
Net revenues	$1,881	$2,243	$2,656	$1,879
Net income (loss)	(51)	36	209	(31)

Per share information:
Basic
Net income (loss)	$(0.53)	$0.39	$2.32	$(0.35)
Weighted average shares	96.3	93.9	90.4	87.4

Diluted
Net income (loss)	$(0.53)	$0.38	$2.28	$(0.35)
Weighted average shares	96.3	95.1	91.8	87.4

	2015
	First	Second	Third	Fourth
Net revenues	$1,850	$2,173	$2,577	$1,902
Net income (loss)	(9)	143	184	(5)

Per share information:
Basic
Net income (loss)	$(0.09)	$1.36	$1.80	$(0.06)
Weighted average shares	106.1	105.5	102.7	99.5

Diluted
Net income (loss)	$(0.09)	$1.34	$1.77	$(0.06)
Weighted average shares	106.1	106.7	104.0	99.5

22.	Subsequent Event

On January 23, 2017, the Company’s Board of Directors authorized the adoption of a short-term stockholder rights plan, which expires on January 22, 2018. Pursuant to the rights plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock, payable to holders of record as of the close of business on February 2, 2017. Each right, which is exercisable only in the event any person or group acquires a voting or economic position of 10% or more of the Company’s outstanding common stock (with certain limited exceptions), would entitle any holder other than the person or group whose ownership position has exceeded the ownership limit to purchase common stock having a value equal to twice the $90 exercise price of the right, or, at the election of the Board of Directors, to exchange each right for one share of common stock (subject to adjustment).

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expensed	Other Adjustments	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2016 (a)	$34	$27	$(2)	$(21)	$38
2015 (a)	34	24	(3)	(21)	34
2014 (a)	50	17	(3)	(30)	34

Tax Valuation Allowance:
Year Ended December 31,
2016 (a)	$351	$17	$3	$(14)	$357
2015 (a)(b)	319	20	12	—	351
2014 (a)	347	(9)	(13)	(6)	319
__________

(a)	Other adjustments relate to currency translation adjustments.

(b)	Other adjustments relate to the acquisition of Brazil.

G-1

EXHIBIT NO.	DESCRIPTION
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
3.3
Certificate of Designations of Series R Preferred Stock of Avis Budget Group, Inc., as filed with the Secretary of State of the State of Delaware on January 23, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 23, 2017).

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
4.3
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
333-189524, dated June 21, 2013).

4.4	Form of 5.50% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 8, 2013).
4.5
Indenture dated as of November 25, 2013 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 2, 2013).

4.6	Form of Floating Rate Senior Notes Due 2017 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 2, 2013).
4.7
Indenture dated as of May 16, 2014 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 19, 2014).

4.8	Form of 5.125% Senior Notes Due 2022 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 19, 2014).
4.9
Indenture dated as of March 11, 2015 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2015).

4.10	Form of 5.25% Senior Notes Due 2025 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2015).
4.11
Indenture dated as of March 29, 2016 for the 6.375% Senior Notes due 2024, among Avis Budget Car Rental LLC and Avis Budget Finance, Inc. as Issuers the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, dated May 4, 2016).

4.12
Indenture dated as of September 26, 2016 among Avis Budget Finance Plc, as Issuer, the Guarantors from time to time parties hereto and Deutsche Bank Trust Company Americas as Trustee, Deutsche Bank AG, London Branch as Paying Agent and Deutsche Bank Luxembourg, S.A. as Registrar (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, dated November 3, 2016).

4.13	Form of 4.125% Senior Notes due 2024 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, dated November 3, 2016).
4.14
Rights Agreement, dated as of January 23, 2017, between Avis Budget Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 23, 2017).

10.1
Amended and Restated Employment Agreement between Avis Budget Group, Inc. and Ronald L. Nelson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2014).†

10.1(a)
Amendment to Employment Agreement between Avis Budget Group, Inc. and Ronald L. Nelson dated as of March 28, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2016).†

10.1(b)
Amendment to Employment Agreement between Avis Budget Group, Inc. and Ronald L. Nelson dated as of December 12, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2016). †

10.2
Employment Agreement between Avis Budget Group, Inc. and Larry D. DeShon dated as of September 15, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 18, 2015).†

10.3
Employment Agreement between Avis Budget Group, Inc. and David B. Wyshner dated as of March 28, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 29, 2016).†

10.4
Agreement between Avis Budget Group, Inc. and Mark J. Servodidio (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, dated February 24, 2016).†

10.5
Agreement between Avis Budget Group, Inc. and Joseph Ferraro (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, dated February 24, 2016).†

10.6
Form of Avis Budget Group, Inc. Severance Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, dated February 24, 2010).†

10.7	Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated March 29, 2016).†
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

10.12	Form of Award Agreement-Stock Appreciation Rights (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 4, 2006).†
10.13	Form of Award Agreement-Stock Options (Incorporated by reference to Exhibit 10.15(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†
10.14	Form of Award Agreement-Stock Options (Incorporated by reference to Exhibit 10.15(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†
10.15	Form of Other Stock or Cash-Based Award Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, dated August 6, 2009).†
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

10.23
Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation* and PHH Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2005).

10.24
Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation*, PHH Corporation and certain affiliates of PHH Corporation named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2005).††

10.25	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 26, 2005).
10.26
Purchase Agreement, dated as of June 30, 2006, by and among the Company, Travelport Inc. and TDS Investor LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2006).

10.27
Transition Services Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.28
Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.28(a)
Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).

10.29
Purchase Agreement by and among Cendant Corporation*, Affinity Acquisition, Inc. and Affinity Acquisition Holdings, Inc. dated as of July 26, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 dated November 2, 2005).

10.29(a)
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

10.30
Agreement dated August 14, 2015 between Avis Budget Car Rental, LLC and General Motors LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 20, 2015).††

10.31
Agreement dated October 31, 2016 between Avis Budget Car Rental, LLC and General Motors LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 3, 2016).††

10.32
Avis Budget Car Rental 2016 Model Year Program Letter dated August 14, 2015 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 20, 2015).††

10.33
Avis Budget Car Rental 2017 Model Year Program Letter dated August 26, 2016 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2016).††

10.34
Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

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

10.36(b)
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

10.38(a)
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

10.40
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

10.40(a)
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

10.41
Assignment and Assumption Agreement dated as of June 3, 2004, among Avis Rent A Car System, Inc.****, Avis Group Holdings, Inc.***** and Cendant Car Rental Group, Inc.** (Incorporated by reference to Exhibit
10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 1, 2006).

10.42
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

10.42(a)
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

10.42(b)
Second Amendment to the Second Amended and Restated Series 2010-6 Supplement, dated as of November 19, 2015, among Avis Budget Rental Car Funding (AESOP) LLC, the administrator, administrative agent, purchasers and funding agents listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 24, 2015).

10.42(c)
Third Amendment to the Second Amended and Restated Series 2010-6 Supplement, dated as of November 17, 2016 by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 22, 2016).

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

10.45
Amended and Restated Series 2012-3 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2012-3 Agent (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10- Q for the period ended September 30, 2013, dated November 1, 2013).

10.46
Amended and Restated Series 2013-1 Supplement, dated as of September 9, 2013, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2013-1 Agent (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10- Q for the period ended September 30, 2013, dated November 1, 2013).

10.47
Amended and Restated Series 2013-2 Supplement, dated as of February 12, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2013-2 Agent (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2013, dated February 20, 2014).

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

10.52
Series 2015-3 Supplement, dated as of November 19, 2015, between Avis Budget Rental Car Funding (AESOP) LLC, the administrator, administrative agent, purchasers and funding agents listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-3 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2015).

10.52(a)
First Amendment to the Series 2015-3 Supplement, dated as of November 17, 2016 between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-3 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2016).

10.53
Series 2016-1 Supplement, dated as of March 30, 2016, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2016-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 5, 2016).

10.54
Series 2016-2 Supplement, dated as of June 1, 2016, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2016-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2016).

10.55
Fourth Amended and Restated Credit Agreement dated as of October 7, 2016, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the Subsidiary Borrowers from time to time parties there, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Citibank, N.A., Bank of America, N.A., Barclays Bank plc and Credit Agricole Corporate and Investment Bank, as Co-Documentation Agents Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2016).

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

10.58
Purchase Agreement, dated as of March 19, 2013, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Barclays Capital Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2013).

10.59
Registration Rights Agreement, dated as of April 3, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Barclays Capital Inc., and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2013).

10.60
Purchase Agreement, dated as of November 20, 2013, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, and Citigroup Global Markets, Inc. as the initial purchaser Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2013).

10.61
Registration Rights Agreement, dated November 25, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2013).

10.62
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

10.63
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

10.64
Purchase Agreement, dated as of May 13, 2014, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, Morgan Stanley
& Co. LLC for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2014).

10.65
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

10.66
Registration Rights Agreement, dated November 14, 2014, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto and Credit Agricole Securities (USA) Inc. for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.74 to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration Number 333-201102-19, dated December 19, 2014).

10.67
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

10.68
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

10.69
Amended and Restated Framework Agreement dated May 21, 2014 among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, Caceis Bank France, FCT CarFin, Eurotitrisation, the Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).††

10.70
Master Definitions Agreement dated March 5, 2013, among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, the Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).††

10.71
Fourth Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders listed therein, Structured Finance Management (Ireland) Limited, CarFin Finance Holdings Limited, Intertrust (Netherlands) B.V. And Vistra B.V., Credit Agricole Corporate And Investment Bank, FCT CarFin, Caceis Bank France, Caceis Corporate Trust, Deutsche Bank Luxembourg S.A. and Fiserv Automotive Solutions, Inc., dated December 15, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2014).††

10.72
Seventh Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated January 22, 2016 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 21, 2016).††

10.73
Eighth Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated April 15, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2016).††

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