Form 10-Q
period 2017-03-31
AVIS BUDGET GROUP, INC.
filed 2017-05-04
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock was 84,234,701 shares as of April 30, 2017.

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

•
risks related to protecting the integrity of our information technology systems and the confidential information of our employees and customers against security breaches, including cyber-security breaches; and

•
other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services, including uncertainty and instability related to the potential withdrawal of countries from the European Union.

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other portions of our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2017 (the “2016 Form 10-K”), could cause actual results to differ materially from those projected in any forward-looking statements.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Vehicle rental	$1,286	$1,328
Other	553	553
Net revenues	1,839	1,881

Expenses
Operating	1,049	1,040
Vehicle depreciation and lease charges, net	504	463
Selling, general and administrative	262	269
Vehicle interest, net	64	65
Non-vehicle related depreciation and amortization	63	61
Interest expense related to corporate debt, net:
Interest expense	49	50
Early extinguishment of debt	3	—
Restructuring expense	7	15
Transaction-related costs, net	3	4
Total expenses	2,004	1,967

Loss before income taxes	(165)	(86)
Benefit from income taxes	(58)	(35)

Net loss	$(107)	$(51)

Comprehensive income (loss)	$(79)	$19

Loss per share
Basic	$(1.25)	$(0.53)
Diluted	$(1.25)	$(0.53)
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$923	$490
Receivables, net	718	808
Other current assets	651	519
Total current assets	2,292	1,817

Property and equipment, net	684	685
Deferred income taxes	1,631	1,493
Goodwill	1,013	1,007
Other intangibles, net	859	870
Other non-current assets	195	193
Total assets exclusive of assets under vehicle programs	6,674	6,065

Assets under vehicle programs:
Program cash	142	225
Vehicles, net	11,486	10,464
Receivables from vehicle manufacturers and other	281	527
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	395	362
	12,304	11,578
Total assets	$18,978	$17,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,589	$1,488
Short-term debt and current portion of long-term debt	474	279
Total current liabilities	2,063	1,767

Long-term debt	3,506	3,244
Other non-current liabilities	747	764
Total liabilities exclusive of liabilities under vehicle programs	6,316	5,775

Liabilities under vehicle programs:
Debt	2,395	2,183
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	7,106	6,695
Deferred income taxes	2,453	2,429
Other	567	340
	12,521	11,647
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, at each date	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, at each date	1	1
Additional paid-in capital	6,866	6,918
Accumulated deficit	(1,690)	(1,639)
Accumulated other comprehensive loss	(126)	(154)
Treasury stock, at cost—52 and 51 shares, respectively	(4,910)	(4,905)
Total stockholders’ equity	141	221
Total liabilities and stockholders’ equity	$18,978	$17,643
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(107)	$(51)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	437	432
(Gain) loss on sale of vehicles, net	24	(3)
Non-vehicle related depreciation and amortization	63	61
Stock-based compensation	1	7
Amortization of debt financing fees	9	10
Early extinguishment of debt costs	3	—
Net change in assets and liabilities:
Receivables	30	(11)
Income taxes and deferred income taxes	(70)	(45)
Accounts payable and other current liabilities	63	14
Other, net	(6)	58
Net cash provided by operating activities	447	472

Investing activities
Property and equipment additions	(42)	(40)
Proceeds received on asset sales	2	3
Net assets acquired (net of cash acquired)	—	(1)
Net cash used in investing activities exclusive of vehicle programs	(40)	(38)

Vehicle programs:
Decrease in program cash	87	198
Investment in vehicles	(3,944)	(4,140)
Proceeds received on disposition of vehicles	2,958	2,776
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(33)	—
	(932)	(1,166)
Net cash used in investing activities	(972)	(1,204)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Financing activities
Proceeds from long-term borrowings	590	350
Payments on long-term borrowings	(143)	(5)
Net change in short-term borrowings	—	1
Repurchases of common stock	(61)	(95)
Debt financing fees	(7)	(5)
Net cash provided by financing activities exclusive of vehicle programs	379	246

Vehicle programs:
Proceeds from borrowings	5,812	4,694
Payments on borrowings	(5,236)	(3,796)
Debt financing fees	(5)	(6)
	571	892
Net cash provided by financing activities	950	1,138

Effect of changes in exchange rates on cash and cash equivalents	8	18

Net increase in cash and cash equivalents	433	424
Cash and cash equivalents, beginning of period	490	452
Cash and cash equivalents, end of period	$923	$876
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. The fair value of the assets acquired and liabilities assumed in connection with the Company’s fourth quarter 2016 acquisition of France Cars has not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price during the three months ended March 31, 2017.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2016 Form 10-K.

Reclassifications. Certain reclassifications have been made to prior years’ Consolidated Condensed Financial Statements to conform to the current year presentation. These reclassifications have no impact on reported net income (see “Adoption of New Accounting Pronouncements” below).

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended March 31, 2017 and 2016, the Company recorded losses of an immaterial amount and $3 million, respectively.

Adoption of New Accounting Pronouncements

On January 1, 2017, as a result of a new accounting pronouncement, the Company adopted Accounting Standards Update (”ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, minimum statutory withholding requirements and classification in the statement of cash flows. Accordingly, in the Company’s Consolidated Condensed Balance Sheet at January 1, 2017, deferred income tax assets, net of the valuation allowance were increased by $56 million related to previously unrecognized excess tax benefits associated with equity awards, with a corresponding decrease to accumulated deficit, using the modified retrospective method. In addition, in the Company’s Consolidated Condensed Statement of Cash Flows for the period ended March 31, 2016, cash taxes paid related to shares directly withheld from employees for tax purposes of $9 million were reclassified from accounts payable and other current liabilities within net cash provided by operating activities to repurchases of common stock within net cash provided by financing activities exclusive of vehicle programs. The Company elected to account for forfeitures on an actual basis, which did not have a material impact on its Consolidated Condensed Financial Statements.

Recently Issued Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost,” which requires an entity to disaggregate the components of net benefit cost recognized in the consolidated statements of operations. ASU 2017-07 becomes effective for the Company on January 1, 2018. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other, Simplifying the Test for Goodwill Impairment,” which requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 becomes effective for the Company on January 1, 2020. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 becomes effective for the Company on January 1, 2018. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

2.	Restructuring

During first quarter 2017, the Company initiated a strategic restructuring initiative to drive operational efficiency throughout the organization by reducing headcount, improving processes and consolidating functions (the “T17 restructuring”). During the three months ended March 31, 2017, as part of this process, the Company formally communicated the termination of employment to approximately 335 employees, and as of March 31, 2017, the Company had terminated approximately 240 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company expects further restructuring expense of approximately $40 million related to this initiative to be incurred in 2017.

In conjunction with previous acquisitions, the Company identified opportunities to integrate and streamline its operations, primarily in Europe. This initiative is substantially complete, and the Company does not anticipate any further restructuring expense related to this initiative.

In 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (the “T15 restructuring”). The Company does not anticipate any further restructuring expense related to this initiative.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments:

	Americas	International	Total
Balance as of January 1, 2017	$1	$5	$6
T17 restructuring expense	7	—	7
T17 restructuring payment	(2)	—	(2)
T15 restructuring payment	—	(1)	(1)
Balance as of March 31, 2017	$6	$4	$10

	Personnel Related	Facility Related	Total
Balance as of January 1, 2017	$5	$1	$6
T17 restructuring expense	7	—	7
T17 restructuring payment	(2)	—	(2)
T15 restructuring payment	(1)	—	(1)
Balance as of March 31, 2017	$9	$1	$10

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2017	2016
Net loss for basic and diluted EPS	$(107)	$(51)

Basic and diluted weighted average shares outstanding (a)	85.7	96.3

Loss per share:
Basic and diluted	$(1.25)	$(0.53)
__________

(a)
As the Company incurred a net loss for the three months ended March 31, 2017 and 2016, 0.8 million outstanding options in each period, and 2.6 million and 2.4 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

4.	Other Current Assets

Other current assets consisted of:

	As of March 31, 2017	As of December 31, 2016
Sales and use taxes	$257	$153
Prepaid expenses	230	212
Other	164	154
Other current assets	$651	$519

5.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$260	$115	$145	$261	$109	$152
Customer relationships	226	96	130	224	90	134
Other	45	12	33	46	12	34
Total	$531	$223	$308	$531	$211	$320

Unamortized Intangible Assets
Goodwill	$1,013			$1,007
Trademarks	$551			$550

For the three months ended March 31, 2017 and 2016, amortization expense related to amortizable intangible assets was approximately $15 million and $17 million, respectively. Based on the Company’s amortizable intangible assets at March 31, 2017, the Company expects amortization expense of approximately $40 million for the remainder of 2017, $41 million for 2018, $37 million for 2019, $37 million for 2020, $27 million for 2021 and $22 million for 2022, excluding effects of currency exchange rates.

6.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	March 31,	December 31,
	2017	2016
Rental vehicles	$12,387	$10,937
Less: Accumulated depreciation	(1,360)	(1,454)
	11,027	9,483
Vehicles held for sale	459	981
Vehicles, net	$11,486	$10,464

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2017	2016
Depreciation expense	$437	$432
Lease charges	43	34
(Gain) loss on sale of vehicles, net	24	(3)
Vehicle depreciation and lease charges, net	$504	$463

At March 31, 2017 and 2016, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $546 million and $467 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $277 million and $331 million, respectively.

7.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31,	December 31,
	2017	2016
Accounts payable	$355	$343
Accrued sales and use taxes	229	206
Deferred revenue – current	164	114
Accrued payroll and related	147	173
Public liability and property damage insurance liabilities – current	143	141
Other	551	511
Accounts payable and other current liabilities	$1,589	$1,488

8.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	March 31,	December 31,
		2017	2016
Floating Rate Senior Notes (a)	December 2017	$249	$249
Floating Rate Term Loan	March 2019	—	144
6% Euro-denominated Senior Notes (b)	March 2021	196	194
Floating Rate Term Loan (c)	March 2022	1,144	816
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	675	675
6⅜% Senior Notes	April 2024	350	350
4⅛% Euro-denominated Senior Notes	November 2024	320	316
5¼% Senior Notes	March 2025	375	375
4½% Euro-denominated Senior Notes	May 2025	266	—
Other (d)		59	57
Deferred financing fees		(54)	(53)
Total		3,980	3,523
Less: Short-term debt and current portion of long-term debt		474	279
Long-term debt		$3,506	$3,244
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.80% at March 31, 2017; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%. These notes have been called for redemption.

(b)	These notes have been called for redemption.

(c)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of March 31, 2017, the floating rate term loan due 2022 bears interest at three-month LIBOR plus 200 basis points, for an aggregate rate of 2.82%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.75%.

(d)	Primarily includes capital leases which are secured by liens on the related assets.

In March 2017, the Company issued €250 million of 4½% euro-denominated Senior Notes due 2025, the proceeds of which will be used to redeem all of its outstanding 6% euro-denominated Senior Notes due 2021 and a portion of its Floating Rate Senior Notes due 2017.

In March 2017, the Company increased its Floating Rate Term Loan due 2022 to $1.1 billion and reduced the loan interest rate to three-month LIBOR plus 2.00%. The Company used the incremental term loan proceeds to repay all of its outstanding Floating Rate Term Loan due 2019. The remaining proceeds will be used to redeem the remainder of the Company’s Floating Rate Senior Notes due 2017.

Committed Credit Facilities and Available Funding Arrangements

At March 31, 2017, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2021 (a)	$1,800	$—	$904	$896
Other facilities (b)	4	4	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 3.10% as of March 31, 2017.

At March 31, 2017, the Company had various uncommitted credit facilities available, under which it had drawn approximately $7 million, which bear interest at rates between 0.71% and 4.50%.
Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of March 31, 2017, the Company was in compliance with the financial covenants governing its indebtedness.

9.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2017	2016
Americas - Debt due to Avis Budget Rental Car Funding (a)	$7,146	$6,733
Americas - Debt borrowings (a)	689	577
International - Debt borrowings (a)	1,560	1,449
International - Capital leases	154	162
Other	3	7
Deferred financing fees (b)	(51)	(50)
Total	$9,501	$8,878
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2017 and December 31, 2016 were $40 million and $38 million, respectively.

In March 2017, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $600 million in asset-backed notes with an expected final payment date of September 2022. The weighted average interest rate was 3%. The Company used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at March 31, 2017.

Debt under Vehicle Programs
Within 1 year (a)	$1,027
Between 1 and 2 years	3,079
Between 2 and 3 years	2,453
Between 3 and 4 years	1,441
Between 4 and 5 years	725
Thereafter	827
Total	$9,552
__________

(a)	Vehicle-backed debt maturing within one year primarily represents term asset-backed securities.

Committed Credit Facilities and Available Funding Arrangements

As of March 31, 2017, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,312	$7,146	$2,166
Americas - Debt borrowings (c)	897	689	208
International - Debt borrowings (d)	2,351	1,560	791
International - Capital leases (e)	172	154	18
Other	3	3	—
Total	$12,735	$9,552	$3,183
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $0.9 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.8 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.2 billion of underlying vehicles and related assets.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2017, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In February 2015, the French Competition Authority issued a statement of objections alleging that several car rental companies, including the Company and two of its European subsidiaries, engaged with (i) twelve French airports, the majority of which are controlled by public administrative bodies or the French state, and violated competition law through the distribution by airports of company-specific statistics to car rental companies operating at those airports and (ii) two other international car rental companies in a concerted practice relating to train station surcharges. In February 2017, the Company was notified that the French Competition Authority dismissed the charges and cleared the Company and its subsidiaries of any wrongdoing.

In February 2017, following a state court trial in Georgia, a jury found the Company liable for damages in a case brought by a plaintiff who was injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. In March 2017, the Company was also found liable for damages in a companion case arising from the same incident. The Company considers the attribution of liability to the Company, and the amount of damages awarded, to be unsupported by the facts of these cases and intends to appeal the verdicts. The Company has recognized a liability for the expected loss related to these cases of $39 million.

The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including contract and licensee disputes, competition matters, employment matters, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $50 million in excess of amounts accrued as of March 31, 2017; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $5.2 billion of vehicles from manufacturers over the next 12 months. Certain of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Concentrations

Concentrations of credit risk at March 31, 2017 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Kia, Volkswagen, Fiat, Mercedes, Toyota and Volvo, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $41 million and $25 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

11.	Stockholders’ Equity

Stockholder Rights Plan

In January 2017, the Company’s Board of Directors authorized the adoption of a short-term stockholder rights plan, which expires in January 2018. Pursuant to the rights plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock, payable to holders of record as of the close of business on February 2, 2017. Each right, which is exercisable only in the event any person or group acquires a voting or economic position of 10% or more of the Company’s outstanding common stock (with certain limited exceptions), would entitle any holder other than the person or group whose ownership position has exceeded the ownership limit to purchase common stock having a value equal to twice the $90 exercise price of the right, or, at the election of the Board of Directors, to exchange each right for one share of common stock (subject to adjustment) (see Note 16 - Subsequent Events).

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to approximately $1.5 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. During the three months ended March 31, 2017, the Company repurchased approximately 1.5 million shares of common stock at a cost of approximately $50 million under the program. During the three months ended March 31, 2016, the Company repurchased approximately 3.0 million shares of common stock at a cost of approximately $80 million under the program. As of March 31, 2017, approximately $250 million of authorization remains available to repurchase common stock under this plan.

Total Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2017	2016
Net loss	$(107)	$(51)
Other comprehensive income:
Currency translation adjustments (net of tax of $3 and $9, respectively)	25	72
Net unrealized gain (loss) on cash flow hedges (net of tax of $0 and $2, respectively)	1	(3)
Minimum pension liability adjustment (net of tax of ($1) and $0, respectively)	2	1
	28	70
Comprehensive income (loss)	$(79)	$19
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(39)	$2	$1	$(118)	$(154)
Other comprehensive income (loss) before reclassifications	25	—	—	1	26
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1	2
Net current-period other comprehensive income (loss)	25	1	—	2	28
Balance, March 31, 2017	$(14)	$3	$1	$(116)	$(126)

Balance, January 1, 2016	$(80)	$(2)	$—	$(65)	$(147)
Other comprehensive income (loss) before reclassifications	72	(4)	—	—	68
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1	2
Net current-period other comprehensive income (loss)	72	(3)	—	1	70
Balance, March 31, 2016	$(8)	$(5)	$—	$(64)	$(77)

__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $78 million gain, net of tax, as of March 31, 2017 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 13 - Financial Instruments).

(a)
For the three months ended March 31, 2017 and 2016, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $1 million ($1 million, net of tax) and $2 million ($1 million, net of tax), respectively.

(b)
For the three months ended March 31, 2017 and 2016, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $1 million ($1 million, net of tax), respectively.

12.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $1 million and $8 million ($0 million and $5 million, net of tax) during the three months ended March 31, 2017 and 2016, respectively.

The Company uses a Monte Carlo simulation model to calculate the fair value of stock unit awards containing a market condition. For the three months ended March 31, 2017, the Company did not issue any stock unit awards containing a market condition. For the three months ended March 31, 2016, the Company’s weighted average assumptions for expected stock price volatility, risk-free interest rate, valuation period and dividend yield were 46%, 0.99%, 3 years, and 0.0%, respectively.

The activity related to the Company’s restricted stock units (“RSUs”) consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market-Based RSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017 (a)	878	$34.83	923	$34.11
Granted	528	34.41	572	34.41
Vested (b)	(367)	36.00	(146)	36.52
Forfeited/expired	(18)	32.00	(193)	41.86
Outstanding at March 31, 2017 (c)	1,021	$34.24	1,156	$32.67
__________

(a)
Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs, and performance-based and market-based RSUs granted during the three months ended March 31, 2016 was $25.88 and $23.29, respectively.

(b)	The total grant date fair value of RSUs vested during the three months ended March 31, 2017 and 2016 was $19 million and $25 million, respectively.

(c)
The Company’s outstanding time-based RSUs, and performance-based and market-based RSUs had aggregate intrinsic values of $30 million and $34 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs, and performance-based and market-based RSUs amounted to $53 million and will be recognized over a weighted average vesting period of 1.9 years.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2017	810	$2.91	$27	2.3
Granted	—	—
Exercised	(3)	0.79	—
Forfeited/expired	—	—
Outstanding and exercisable at March 31, 2017	807	$2.92	$22	2.0

13.	Financial Instruments

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
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during the three months ended March 31, 2017 and 2016 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness related to the Company’s cash flow hedges was not material during the three months ended March 31, 2017 and 2016. The Company estimates that $3 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

The Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

The Company held derivative instruments with absolute notional values as follows:

As of March 31, 2017
Interest rate caps (a)	$9,836
Interest rate swaps	2,050
Foreign exchange contracts	1,133

Commodity contracts (millions of gallons of unleaded gasoline)	8
__________

(a)
Represents $7.4 billion of interest rate caps sold, partially offset by approximately $2.4 billion of interest rate caps purchased. These amounts exclude $5.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2017		As of December 31, 2016
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$7	$3	$7	$4

Derivatives not designated as hedging instruments
Interest rate caps (b)	1	3	1	7
Foreign exchange contracts (c)	2	12	7	2
Commodity contracts (c)	—	1	—	—
Total	$10	$19	$15	$13
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss).

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended March 31,
	2017	2016
Derivatives designated as hedging instruments (a)
Interest rate swaps	$1	$(3)
Euro-denominated notes	(5)	(14)
Derivatives not designated as hedging instruments (b)
Foreign exchange contracts (c)	(12)	(10)
Commodity contracts (d)	(1)	(2)
Total	$(17)	$(29)
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)
For the three months ended March 31, 2017, included a $7 million loss in interest expense and a $5 million loss in operating expense. For the three months ended March 31, 2016, included a $9 million gain in interest expense and a $19 million loss in operating expense.

(d)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$474	$475	$279	$280
Long-term debt	3,506	3,497	3,244	3,265

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$7,106	$7,147	$6,695	$6,722
Vehicle-backed debt	2,392	2,407	2,176	2,187
Interest rate swaps and interest rate caps (a)	3	3	7	7
__________

(a)	Derivatives in a liability position.

14.	Segment Information

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

Management evaluates the operating results of each of its reportable segments based upon revenue and “Adjusted EBITDA,” which the Company defines as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, restructuring expense, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, charges for unprecedented personal-injury legal matters and income taxes. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2017		2016
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,314	$(20)	$1,364	$63
International	525	7	517	1
Corporate and Other (a)	—	(14)	—	(20)
Total Company	$1,839	(27)	$1,881	44

Less:	Non-vehicle related depreciation and amortization	63		61
Interest expense related to corporate debt, net		49		50
Early extinguishment of debt		3		—
Restructuring expense		7		15
Transaction-related costs, net		3		4
Charges for legal matter (b)		13		—
Loss before income taxes		$(165)		$(86)
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Reported within operating expenses in our Consolidated Condensed Statements of Comprehensive Income.

Since December 31, 2016, there have been no significant changes in segment assets and segment assets under vehicle programs.

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, Consolidating Condensed Balance Sheets as of March 31, 2017 and December 31, 2016, and Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2016 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 8 - Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended March 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$886	$400	$—	$1,286
Other	—	—	267	871	(585)	553
Net revenues	—	—	1,153	1,271	(585)	1,839

Expenses
Operating	1	4	640	404	—	1,049
Vehicle depreciation and lease charges, net	—	—	546	493	(535)	504
Selling, general and administrative	10	2	153	97	—	262
Vehicle interest, net	—	—	45	69	(50)	64
Non-vehicle related depreciation and amortization	—	—	40	23	—	63
Interest expense related to corporate debt, net:
Interest expense	—	46	1	2	—	49
Intercompany interest expense (income)	(3)	1	6	(4)	—	—
Early extinguishment of debt	—	3	—	—	—	3
Restructuring expense	—	—	6	1	—	7
Transaction-related costs, net	—	—	—	3	—	3
Total expenses	8	56	1,437	1,088	(585)	2,004
Income (loss) before income taxes and equity in earnings of subsidiaries	(8)	(56)	(284)	183	—	(165)
Provision for (benefit from) income taxes	(2)	(23)	(39)	6	—	(58)
Equity in earnings (loss) of subsidiaries	(101)	(68)	177	—	(8)	—
Net income (loss)	$(107)	$(101)	$(68)	$177	$(8)	$(107)

Comprehensive income (loss)	$(79)	$(74)	$(41)	$203	$(88)	$(79)

Three Months Ended March 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$929	$399	$—	$1,328
Other	—	—	271	794	(512)	553
Net revenues	—	—	1,200	1,193	(512)	1,881

Expenses
Operating	1	10	628	401	—	1,040
Vehicle depreciation and lease charges, net	—	—	461	467	(465)	463
Selling, general and administrative	10	5	149	105	—	269
Vehicle interest, net	—	—	45	67	(47)	65
Non-vehicle related depreciation and amortization	—	1	37	23	—	61
Interest expense related to corporate debt, net:
Interest expense	—	39	1	10	—	50
Intercompany interest expense (income)	(3)	(3)	6	—	—	—
Restructuring expense	—	—	6	9	—	15
Transaction-related costs, net	—	1	—	3	—	4
Total expenses	8	53	1,333	1,085	(512)	1,967
Income (loss) before income taxes and equity in earnings of subsidiaries	(8)	(53)	(133)	108	—	(86)
Provision for (benefit from) income taxes	(3)	(21)	(5)	(6)	—	(35)
Equity in earnings (loss) of subsidiaries	(46)	(14)	114	—	(54)	—
Net income (loss)	$(51)	$(46)	$(14)	$114	$(54)	$(51)

Comprehensive income	$19	$24	$58	$185	$(267)	$19

Consolidating Condensed Balance Sheets

As of March 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$280	$—	$641	$—	$923
Receivables, net	—	—	216	502	—	718
Other current assets	2	103	110	436	—	651
Total current assets	4	383	326	1,579	—	2,292

Property and equipment, net	—	155	332	197	—	684
Deferred income taxes	19	1,348	272	—	(8)	1,631
Goodwill	—	—	489	524	—	1,013
Other intangibles, net	—	28	496	335	—	859
Other non-current assets	75	26	16	78	—	195
Intercompany receivables	175	365	1,478	945	(2,963)	—
Investment in subsidiaries	(49)	3,679	3,723	—	(7,353)	—
Total assets exclusive of assets under vehicle programs	224	5,984	7,132	3,658	(10,324)	6,674

Assets under vehicle programs:
Program cash	—	—	—	142	—	142
Vehicles, net	—	37	69	11,380	—	11,486
Receivables from vehicle manufacturers and other	—	2	1	278	—	281
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	395	—	395
	—	39	70	12,195	—	12,304
Total assets	$224	$6,023	$7,202	$15,853	$(10,324)	$18,978

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$13	$195	$568	$813	$—	$1,589
Short-term debt and current portion of long-term debt	—	266	3	205	—	474
Total current liabilities	13	461	571	1,018	—	2,063

Long-term debt	—	2,918	3	585	—	3,506
Other non-current liabilities	70	86	237	362	(8)	747
Intercompany payables	—	2,597	365	1	(2,963)	—
Total liabilities exclusive of liabilities under vehicle programs	83	6,062	1,176	1,966	(2,971)	6,316

Liabilities under vehicle programs:
Debt	—	10	64	2,321	—	2,395
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,106	—	7,106
Deferred income taxes	—	—	2,283	170	—	2,453
Other	—	—	—	567	—	567
	—	10	2,347	10,164	—	12,521
Total stockholders’ equity	141	(49)	3,679	3,723	(7,353)	141
Total liabilities and stockholders’ equity	$224	$6,023	$7,202	$15,853	$(10,324)	$18,978

As of December 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$12	$—	$475	$—	$490
Receivables, net	—	—	231	577	—	808
Other current assets	2	101	90	326	—	519
Total current assets	5	113	321	1,378	—	1,817

Property and equipment, net	—	148	341	196	—	685
Deferred income taxes	20	1,219	268	—	(14)	1,493
Goodwill	—	—	489	518	—	1,007
Other intangibles, net	—	28	502	340	—	870
Other non-current assets	75	24	16	78	—	193
Intercompany receivables	171	359	1,466	670	(2,666)	—
Investment in subsidiaries	42	3,717	3,698	—	(7,457)	—
Total assets exclusive of assets under vehicle programs	313	5,608	7,101	3,180	(10,137)	6,065

Assets under vehicle programs:
Program cash	—	—	—	225	—	225
Vehicles, net	—	24	70	10,370	—	10,464
Receivables from vehicle manufacturers and other	—	1	—	526	—	527
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	25	70	11,483	—	11,578
Total assets	$313	$5,633	$7,171	$14,663	$(10,137)	$17,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$23	$189	$512	$764	$—	$1,488
Short-term debt and current portion of long-term debt	—	264	3	12	—	279
Total current liabilities	23	453	515	776	—	1,767

Long-term debt	—	2,730	3	511	—	3,244
Other non-current liabilities	69	88	253	368	(14)	764
Intercompany payables	—	2,306	359	1	(2,666)	—
Total liabilities exclusive of liabilities under vehicle programs	92	5,577	1,130	1,656	(2,680)	5,775

Liabilities under vehicle programs:
Debt	—	14	66	2,103	—	2,183
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,695	—	6,695
Deferred income taxes	—	—	2,258	171	—	2,429
Other	—	—	—	340	—	340
	—	14	2,324	9,309	—	11,647
Total stockholders’ equity	221	42	3,717	3,698	(7,457)	221
Total liabilities and stockholders’ equity	$313	$5,633	$7,171	$14,663	$(10,137)	$17,643

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$7	$(130)	$24	$546	$—	$447

Investing activities
Property and equipment additions	—	(8)	(19)	(15)	—	(42)
Proceeds received on asset sales	—	1	—	1	—	2
Intercompany loan receipts (advances)	—	—	—	(270)	270	—
Other, net	53	—	—	—	(53)	—
Net cash provided by (used in) investing activities exclusive of vehicle programs	53	(7)	(19)	(284)	217	(40)

Vehicle programs:
Decrease in program cash	—	—	—	87	—	87
Investment in vehicles	—	—	(1)	(3,943)	—	(3,944)
Proceeds received on disposition of vehicles	—	8	—	2,950	—	2,958
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(33)	—	(33)
	—	8	(1)	(939)	—	(932)
Net cash provided by (used in) investing activities	53	1	(20)	(1,223)	217	(972)

Financing activities
Proceeds from long-term borrowings	—	325	—	265	—	590
Payments on long-term borrowings	—	(142)	(1)	—	—	(143)
Intercompany loan borrowings (payments)	—	270	—	—	(270)	—
Repurchases of common stock	(61)	—	—	—	—	(61)
Debt financing fees	—	(3)	—	(4)	—	(7)
Other, net	—	(53)	—	—	53	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(61)	397	(1)	261	(217)	379

Vehicle programs:
Proceeds from borrowings	—	—	—	5,812	—	5,812
Payments on borrowings	—	—	(3)	(5,233)	—	(5,236)
Debt financing fees	—	—	—	(5)	—	(5)
	—	—	(3)	574	—	571
Net cash provided by (used in) financing activities	(61)	397	(4)	835	(217)	950

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	8	—	8

Net increase (decrease) in cash and cash equivalents	(1)	268	—	166	—	433
Cash and cash equivalents, beginning of period	3	12	—	475	—	490
Cash and cash equivalents, end of period	$2	$280	$—	$641	$—	$923

Three Months Ended March 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$9	$17	$(2)	$448	$—	$472

Investing activities
Property and equipment additions	—	(4)	(21)	(15)	—	(40)
Proceeds received on asset sales	—	2	—	1	—	3
Net assets acquired (net of cash acquired)	—	—	—	(1)	—	(1)
Intercompany loan receipts (advances)	—	—	27	—	(27)	—
Other, net	86	—	—	—	(86)	—
Net cash provided by (used in) investing activities exclusive of vehicle programs	86	(2)	6	(15)	(113)	(38)

Vehicle programs:
Decrease in program cash	—	—	—	198	—	198
Investment in vehicles	—	—	(1)	(4,139)	—	(4,140)
Proceeds received on disposition of vehicles	—	11	—	2,765	—	2,776
	—	11	(1)	(1,176)	—	(1,166)
Net cash provided by (used in) investing activities	86	9	5	(1,191)	(113)	(1,204)

Financing activities
Proceeds from long-term borrowings	—	350	—	—	—	350
Payments on long-term borrowings	—	(4)	(1)	—	—	(5)
Net change in short-term borrowings	—	—	—	1	—	1
Intercompany loan borrowings (payments)	—	—	—	(27)	27	—
Repurchases of common stock	(95)	—	—	—	—	(95)
Debt financing fees	—	(5)	—	—	—	(5)
Other, net	—	(86)	—	—	86	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(95)	255	(1)	(26)	113	246

Vehicle programs:
Proceeds from borrowings	—	—	—	4,694	—	4,694
Payments on borrowings	—	—	(2)	(3,794)	—	(3,796)
Debt financing fees	—	—	—	(6)	—	(6)
	—	—	(2)	894	—	892
Net cash provided by (used in) financing activities	(95)	255	(3)	868	113	1,138

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	18	—	18

Net increase in cash and cash equivalents	—	281	—	143	—	424
Cash and cash equivalents, beginning of period	4	70	—	378	—	452
Cash and cash equivalents, end of period	$4	$351	$—	$521	$—	$876

16.	Subsequent Events

In April 2017, the Company redeemed its outstanding €175 million principal amount of 6% euro-denominated Senior Notes due 2021 for €180 million plus accrued interest.

In May 2017, the Company accelerated the expiration of its short-term stockholder rights plan from January 22, 2018 to May 3, 2017 and entered into a new shareholder agreement with SRS Investment Management LLC and certain of its affiliates.

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein, and with our 2016 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other portions of our 2016 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

OVERVIEW

Our Company

We operate three of the most recognized brands in the global vehicle rental and car sharing industry, Avis, Budget and Zipcar. We are a leading vehicle rental operator in North America, Europe, Australia, New Zealand and certain other regions we serve, with an average rental fleet of more than 600,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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
Thus far in 2017, we have operated in an uncertain and uneven economic environment marked by heightened geopolitical risks and soft used-vehicle residual values. Nonetheless, we continue to anticipate that worldwide demand for vehicle rental and car sharing services will increase in 2017, most likely against a backdrop of modest and uneven global economic growth and a stabilization of vehicle residual values. Our access to new fleet vehicles has been adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand, and we expect that to continue to be the case. We will look to pursue opportunities for pricing increases in 2017 in order to enhance our returns on invested capital and profitability.

Our objective is to focus on strategically accelerating our growth, strengthening our global position as a leading provider of vehicle rental services, continuing to enhance our customers’ rental experience, and controlling costs and driving efficiency throughout the organization. We operate in a highly competitive industry and we expect to continue to face challenges and risks. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives, continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet and our operations, appropriate investments in technology and adjustments in the size, nature and terms of our relationships with vehicle manufacturers.

During 2017:

•	Our net revenues totaled $1.8 billion in the three months ended March 31, 2017 and decreased 2% compared to the three months ended March 31, 2016.

•
In the three months ended March 31, 2017, our net loss was $107 million, representing a $56 million year-over-year decline in earnings, and our Adjusted EBITDA was a loss of $27 million, representing a $71 million year-over-year decline, due to lower pricing and higher per-unit fleet costs, partially offset by increased rental volumes and an $18 million favorable impact from currency exchange rate movements.

•	In the three months ended March 31, 2017, we repurchased approximately $50 million of our common stock, reducing our shares outstanding by approximately 1.5 million shares, or 2%.

•
In March 2017, we issued €250 million of 4½% euro-denominated Senior Notes due 2025 and $188 million of incremental term loan borrowings, the proceeds of which will be used to redeem all of our outstanding 6% euro-denominated Senior Notes due 2021 and our Floating Rate Senior Notes due 2017. As a result of these transactions, we will have no significant corporate debt maturities until 2022.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring expense, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, charges for unprecedented personal-injury legal matters and income taxes. Charges for unprecedented personal-injury legal matters are recorded within operating expenses in our consolidated condensed statement of comprehensive income. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the aggregate performance of our operating businesses and in comparing our results from period to period. We believe that Adjusted EBITDA is useful to investors because it allows investors to assess our financial condition and results of operations on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Our consolidated results of operations comprised the following:

	Three Months Ended March 31,
	2017	2016	Change	% Change
Revenues
Vehicle rental	$1,286	$1,328	$(42)	(3%)
Other	553	553	—	0%
Net revenues	1,839	1,881	(42)	(2%)

Expenses
Operating	1,049	1,040	9	1%
Vehicle depreciation and lease charges, net	504	463	41	9%
Selling, general and administrative	262	269	(7)	(3%)
Vehicle interest, net	64	65	(1)	(2%)
Non-vehicle related depreciation and amortization	63	61	2	3%
Interest expense related to corporate debt, net:
Interest expense	49	50	(1)	(2%)
Early extinguishment of debt	3	—	3	*
Restructuring expense	7	15	(8)	(53%)
Transaction-related costs, net	3	4	(1)	(25%)
Total expenses	2,004	1,967	37	2%

Loss before income taxes	(165)	(86)	(79)	*
Benefit from income taxes	(58)	(35)	(23)	*

Net loss	$(107)	$(51)	$(56)	*
__________

*	Not meaningful

The first quarter is typically a seasonally slower and lower-margin period for our business. First quarter results are not indicative of the full year. The shift in Easter from first quarter 2016 to second quarter 2017 also negatively impacted our first quarter 2017 results.

During first quarter 2017, our net revenues decreased as a result of a 5% decline in pricing, partially offset by 3% increase in rental volumes. Currency exchange rate movements negatively impacted revenues by $5 million.

Total expenses increased as a result of a 4% increase in per-unit fleet costs, partially offset by a $27 million (1%) favorable impact on expenses from currency exchange rate movements. Our effective tax rates were benefits of 35% and 41% for the three months ended March 31, 2017 and 2016, respectively. As a result of the decrease in our net revenues and these items, our net loss increased by $56 million.

For the three months ended March 31, 2017, the Company reported a loss of $1.25 per diluted share, which includes after-tax charges for legal matters of ($0.09) per share, after-tax restructuring expense of ($0.05) per share, after-tax transaction-related costs of ($0.03) per share and after-tax debt extinguishment costs of ($0.02) per share. For the three months ended March 31, 2016, the Company reported a loss of $0.53 per diluted share, which includes after-tax restructuring expense of ($0.12) per share and after-tax transaction-related costs of ($0.03) per share.

In the three months ended March 31, 2017:

•	Operating expenses increased to 57.1% of revenue from 55.3% in first quarter 2016, primarily due to lower pricing.

•	Vehicle depreciation and lease charges increased to 27.4% of revenue from 24.6% in first quarter 2016, due to higher per-unit fleet costs and lower pricing.

•	Selling, general and administrative costs were 14.2% of revenue compared to 14.3% in first quarter 2016.

•	Vehicle interest costs were 3.5% of revenue compared to 3.4% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	2017	2016	% Change	2017	2016	% Change
Americas	$1,314	$1,364	(4%)	$(20)	$63	*
International	525	517	2%	7	1	*
Corporate and Other (a)	—	—	*	(14)	(20)	*
Total Company	$1,839	$1,881	(2%)	(27)	44	*

Less:	Non-vehicle related depreciation and amortization			63	61
Interest expense related to corporate debt, net:
Interest expense				49	50
Early extinguishment of debt				3	—
Restructuring expense				7	15
Transaction-related costs, net (b)				3	4
Charges for legal matter (c)				13	—
Loss before income taxes				$(165)	$(86)
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

(c)	Reported within operating expenses in our consolidated results of operations.

Americas

	2017	2016	% Change
Revenue	$1,314	$1,364	(4%)
Adjusted EBITDA	(20)	63	*
__________

*	Not meaningful.

Revenues decreased 4% in first quarter 2017 compared with first quarter 2016, primarily due to a 4% decrease in pricing, partially offset by a 1% increase in rental volumes despite the leap-year impact of an extra day in first quarter 2016. Currency movements favorably impacted revenues by $3 million.

Adjusted EBITDA decreased $83 million in first quarter 2017 compared with first quarter 2016, due to lower pricing and a 7% increase in per-unit fleet costs, partially offset by an increase in rental volumes and a $2 million favorable impact from currency movements.

In the three months ended March 31, 2017:

•	Operating expenses increased to 55.6% of revenue from 52.9% in first quarter 2016, due to lower pricing.

•	Vehicle depreciation and lease charges increased to 30.2% of revenue from 26.6% in the prior-year period, due to higher per-unit fleet costs and lower pricing.

•	Selling, general and administrative costs increased to 12.8% of revenue from 12.0% in first quarter 2016, due to lower pricing.

•	Vehicle interest costs increased to 4.0% of revenue compared to 3.8% in first quarter 2016.

International

	2017	2016	% Change
Revenue	$525	$517	2%
Adjusted EBITDA	7	1	*
__________

*	Not meaningful.

Revenues increased 2% in first quarter 2017 compared to first quarter 2016, due to a 7% increase in rental volumes, largely driven by the acquisition of France Cars, partially offset by a 6% decrease in pricing (including a 2% negative impact from currency movements). Currency movements negatively impacted revenues by $8 million (2%).

Adjusted EBITDA increased $6 million in first quarter 2017 compared to first quarter 2016, due to increased rental volumes and a $16 million favorable impact from currency movements, partially offset by lower pricing.

In the three months ended March 31, 2017:

•	Operating expenses decreased to 60.4% of revenue from 60.6% in the prior-year period.

•	Vehicle depreciation and lease charges increased to 20.4% of revenue from 19.4% in first quarter 2016, primarily due to lower pricing.

•	Selling, general and administrative costs decreased to 15.6% of revenue from 17.3% in the prior-year period, primarily due to reduced marketing costs and commissions.

•	Vehicle interest costs decreased to 2.2% of revenue compared to 2.6% in first quarter 2016, principally due to lower borrowing rates.

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

FINANCIAL CONDITION

	March 31, 2017	December 31, 2016	Change
Total assets exclusive of assets under vehicle programs	$6,674	$6,065	$609
Total liabilities exclusive of liabilities under vehicle programs	6,316	5,775	541
Assets under vehicle programs	12,304	11,578	726
Liabilities under vehicle programs	12,521	11,647	874
Stockholders’ equity	141	221	(80)

Total assets exclusive of assets under vehicle programs increased primarily due to a temporary increase in cash from the issuance of 4½% euro-denominated Senior Notes due May 2025 and $188 million of incremental term loan borrowings and a seasonal increase in value-added tax receivables which are recoverable from government agencies. Total liabilities exclusive of liabilities under vehicle programs increased primarily due to a temporary increase in corporate debt (See “Liquidity and Capital Resources” regarding the changes in our corporate financings).

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet. The decrease in stockholders’ equity is primarily due to our net loss.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the three months ended March 31, 2017, we issued €250 million of 4½% euro-denominated Senior Notes due 2025 at par. The proceeds from this borrowing will be used to redeem all of our outstanding 6% euro-denominated Senior Notes due 2021 and a portion of our Floating Rate Senior Notes due 2017 during second quarter 2017. We also increased our Floating Rate Term Loan borrowing by $188 million, which will be used to repay the remainder of our outstanding Floating Rate Senior Notes due 2017. In addition, we repurchased approximately 1.5 million shares of our outstanding common stock for approximately $50 million during the three months ended March 31, 2017.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2017	2016	Change
Cash provided by (used in):
Operating activities	$447	$472	$(25)
Investing activities	(972)	(1,204)	232
Financing activities	950	1,138	(188)
Effect of exchange rate changes	8	18	(10)
Net increase in cash and cash equivalents	433	424	9
Cash and cash equivalents, beginning of period	490	452	38
Cash and cash equivalents, end of period	$923	$876	$47

During the three months ended March 31, 2017, we generated $25 million less cash from operating activities compared with the same period in 2016, principally due to our net loss.

The decrease in cash used in investing activities during the three months ended March 31, 2017 compared with the same period in 2016 is primarily due to a net decrease in investment in vehicles.

The decrease in cash provided by financing activities during the three months ended March 31, 2017 compared with the same period in 2016 is primarily due to a decrease in net borrowings under vehicle programs, partially offset by a temporary increase in net corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2017, we had approximately $14 billion of indebtedness, including corporate indebtedness of approximately $4 billion and debt under vehicle programs of approximately $10 billion.

Corporate indebtedness consisted of:

		As of	As of
	Maturity Dates	March 31,	December 31,
		2017	2016
Floating Rate Senior Notes (a)	December 2017	249	249
Floating Rate Term Loan	March 2019	—	144
6% Euro-denominated Senior Notes (b)	March 2021	196	194
Floating Rate Term Loan (c)	March 2022	1,144	816
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	675	675
6⅜% Senior Notes	April 2024	350	350
4⅛% Euro-denominated Senior Notes	November 2024	320	316
5¼% Senior Notes	March 2025	375	375
4½% Euro-denominated Senior Notes	May 2025	266	—
Other (d)		59	57
Deferred financing fees		(54)	(53)
Total		$3,980	$3,523
__________

(a)
The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.80% at March 31, 2017; the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%. These notes have been called for redemption.

(b)	These notes have been called for redemption.

(c)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of March 31, 2017, the floating rate term loan due 2022 bears interest at three-month LIBOR plus 200 basis points, for an aggregate rate of 2.82%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.75%.

(d)	Primarily includes capital leases which are secured by liens on the related assets.

The following table summarizes the components of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”):

	As of	As of
	March 31,	December 31,
	2017	2016
Americas - Debt due to Avis Budget Rental Car Funding (a)	$7,146	$6,733
Americas - Debt borrowings (a)	689	577
International - Debt borrowings (a)	1,560	1,449
International - Capital leases	154	162
Other	3	7
Deferred financing fees (b)	(51)	(50)
Total	$9,501	$8,878
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2017 and December 31, 2016 were $40 million and $38 million, respectively.

As of March 31, 2017, the committed corporate credit facilities available to us and/or our subsidiaries included:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2021 (a)	$1,800	$—	$904	$896
Other facilities (b)	4	4	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 1.50% to 3.10% as of March 31, 2017.

At March 31, 2017, we had various uncommitted credit facilities available, under which we had drawn approximately $7 million, which bear interest at rates between 0.71% and 4.50%.
The following table presents available funding under our debt arrangements related to our vehicle programs at March 31, 2017:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,312	$7,146	$2,166
Americas - Debt borrowings (c)	897	689	208
International - Debt borrowings (d)	2,351	1,560	791
International - Capital leases (e)	172	154	18
Other	3	3	—
Total	$12,735	$9,552	$3,183
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.7 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $0.9 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $1.8 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.2 billion of underlying vehicles and related assets.

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

As discussed above, as of March 31, 2017, we have cash and cash equivalents of approximately $0.9 billion, available borrowing capacity under our committed credit facilities of approximately $0.9 billion and available capacity under our vehicle programs of approximately $3.2 billion.

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

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings, including a maximum leverage ratio. As of March 31, 2017, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2016 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.5 billion from December 31, 2016, to approximately $5.2 billion at March 31, 2017. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 8 and 9 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2016 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2017 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2017 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended March 31, 2017. For additional information regarding our long-term borrowings and financial instruments, see Notes 8, 9 and 13 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

In February 2017, the Company was notified that the French Competition Authority dismissed all charges and cleared the Company and its subsidiaries of any wrongdoing.

For additional information regarding the Company’s legal proceedings, see Note 10 to our Consolidated Condensed Financial Statements and refer to the Company’s 2016 Form 10-K.

Item 1A.	Risk Factors

During quarter ended March 31, 2017, the Company had no material developments to report with respect to its risk factors. For additional information regarding the Company’s risk factors, please refer to the Company’s 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s common stock repurchases by month for the quarter ended March 31, 2017:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2017	270,788	$36.93	270,788	290,476,208
February 2017	250,728	35.89	250,728	281,476,420
March 2017	1,000,944	30.97	1,000,944	250,475,857
Total	1,522,460	$32.84	1,522,460	250,475,857
__________

(a)
Excludes, for the three months ended March 31, 2017, 214,659 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

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

AVIS BUDGET GROUP, INC.

Date:	May 4, 2017
/s/ David B. Wyshner
David B. Wyshner
President and
Chief Financial Officer

Date:	May 4, 2017
/s/ David T. Calabria
David T. Calabria
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.3
Certificate of Designations of Series R Preferred Stock of Avis Budget Group, Inc., as filed with the Secretary of State of the State of Delaware on January 23, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017).

4.1
Rights Agreement, dated as of January 23, 2017, between Avis Budget Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017).

4.2
Indenture dated as of March 8, 2017 among Avis Budget Finance, plc, as Issuer, the Guarantors from time to time parties thereto, Deutsche Bank Trust Company Americas, as Trustee, Deutsche Bank AG, London Branch, as Paying Agent and Deutsche Bank Luxembourg S.A., as Registrar.

4.3	Form of 4.50% Senior Notes Due 2025.
10.1
First Amendment, dated as of March 3, 2017, to the Fourth Amended and Restated Credit Agreement dated as of October 7, 2016, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the subsidiary borrowers from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time parties thereto (Incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2017).

10.2
Series 2017-1 Supplement, dated as of March 15, 2017, between Avis Budget Rental Car Funding (AESOP) and The Bank of New York Mellon Trust Company, N.A., as Trustee and Series 2017-1 Agent (Incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2017).

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