Form 10-Q
period 2017-06-30
AVIS BUDGET GROUP, INC.
filed 2017-08-08
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the issuer’s common stock was 82,652,285 shares as of July 31, 2017.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Vehicle rental	$1,563	$1,573	$2,849	$2,901
Other	675	670	1,228	1,223
Net revenues	2,238	2,243	4,077	4,124

Expenses
Operating	1,108	1,122	2,157	2,162
Vehicle depreciation and lease charges, net	597	532	1,101	995
Selling, general and administrative	293	312	555	581
Vehicle interest, net	73	73	137	138
Non-vehicle related depreciation and amortization	65	65	128	126
Interest expense related to corporate debt, net:
Interest expense	48	56	97	106
Early extinguishment of debt	—	10	3	10
Restructuring and other related charges	38	5	45	20
Transaction-related costs, net	5	5	8	9
Total expenses	2,227	2,180	4,231	4,147

Income (loss) before income taxes	11	63	(154)	(23)
Provision for (benefit from) income taxes	8	27	(50)	(8)

Net income (loss)	$3	$36	$(104)	$(15)

Comprehensive income (loss)	$51	$40	$(28)	$59

Earnings (loss) per share
Basic	$0.04	$0.39	$(1.22)	$(0.16)
Diluted	$0.04	$0.38	$(1.22)	$(0.16)
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$776	$490
Receivables, net	762	808
Other current assets	837	519
Total current assets	2,375	1,817

Property and equipment, net	684	685
Deferred income taxes	1,642	1,493
Goodwill	1,043	1,007
Other intangibles, net	867	870
Other non-current assets	202	193
Total assets exclusive of assets under vehicle programs	6,813	6,065

Assets under vehicle programs:
Program cash	65	225
Vehicles, net	13,322	10,464
Receivables from vehicle manufacturers and other	237	527
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	395	362
	14,019	11,578
Total assets	$20,832	$17,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,849	$1,488
Short-term debt and current portion of long-term debt	26	279
Total current liabilities	1,875	1,767

Long-term debt	3,546	3,244
Other non-current liabilities	768	764
Total liabilities exclusive of liabilities under vehicle programs	6,189	5,775

Liabilities under vehicle programs:
Debt	3,486	2,183
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	7,876	6,695
Deferred income taxes	2,437	2,429
Other	696	340
	14,495	11,647
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, at each date	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, at each date	1	1
Additional paid-in capital	6,864	6,918
Accumulated deficit	(1,687)	(1,639)
Accumulated other comprehensive loss	(78)	(154)
Treasury stock, at cost—54 and 51 shares, respectively	(4,952)	(4,905)
Total stockholders’ equity	148	221
Total liabilities and stockholders’ equity	$20,832	$17,643
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(104)	$(15)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	953	931
(Gain) loss on sale of vehicles, net	51	(12)
Non-vehicle related depreciation and amortization	128	126
Stock-based compensation	7	14
Amortization of debt financing fees	17	20
Early extinguishment of debt costs	3	10
Net change in assets and liabilities:
Receivables	(36)	(106)
Income taxes and deferred income taxes	(91)	(43)
Accounts payable and other current liabilities	112	51
Other, net	99	103
Net cash provided by operating activities	1,139	1,079

Investing activities
Property and equipment additions	(86)	(89)
Proceeds received on asset sales	4	7
Net assets acquired (net of cash acquired)	(14)	(3)
Other, net	(1)	4
Net cash used in investing activities exclusive of vehicle programs	(97)	(81)

Vehicle programs:
Decrease in program cash	168	82
Investment in vehicles	(8,116)	(8,500)
Proceeds received on disposition of vehicles	5,059	5,418
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(33)	—
	(2,922)	(3,000)
Net cash used in investing activities	(3,019)	(3,081)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Financing activities
Proceeds from long-term borrowings	589	558
Payments on long-term borrowings	(591)	(520)
Net change in short-term borrowings	(1)	—
Repurchases of common stock	(109)	(183)
Debt financing fees	(8)	(10)
Net cash used in financing activities exclusive of vehicle programs	(120)	(155)

Vehicle programs:
Proceeds from borrowings	11,255	9,850
Payments on borrowings	(8,988)	(7,614)
Debt financing fees	(8)	(17)
	2,259	2,219
Net cash provided by financing activities	2,139	2,064

Effect of changes in exchange rates on cash and cash equivalents	27	13

Net increase in cash and cash equivalents	286	75
Cash and cash equivalents, beginning of period	490	452
Cash and cash equivalents, end of period	$776	$527
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

•
International—provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in Europe, the Middle East, Africa, Asia, Australasia, and operates the Company’s car sharing business in certain of these markets.

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. The fair value of the assets acquired and liabilities assumed in connection with the Company’s fourth quarter 2016 acquisition of FranceCars has not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price during the six months ended June 30, 2017.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are fully described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for fiscal year 2016.

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

Transaction-related costs, net. Transaction-related costs, net are classified separately in the Consolidated Condensed Statements of Comprehensive Income. These costs are comprised of expenses related to acquisition-related activities such as due diligence and other advisory costs, expenses related to the integration of the acquiree’s operations with those of the Company, including the implementation of best practices and process improvements, non-cash gains and losses related to re-acquired rights, expenses related to pre-acquisition contingencies and contingent consideration related to acquisitions.

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended June 30, 2017 and 2016, the Company recorded losses of an immaterial amount and $4 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company recorded losses of an immaterial amount and $7 million, respectively.

Adoption of New Accounting Pronouncements

On January 1, 2017, as a result of a new accounting pronouncement, the Company adopted Accounting Standards Update (”ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, minimum statutory withholding requirements and classification in the statement of cash flows. Accordingly, in the Company’s Consolidated Condensed Balance Sheet at January 1, 2017, deferred income tax assets, net of the valuation allowance were increased by $56 million related to previously unrecognized excess tax benefits associated with equity awards, with a corresponding decrease to accumulated deficit, using the modified retrospective method. In addition, in the Company’s Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2016, cash taxes paid related to shares directly withheld from employees for tax purposes of $9 million were reclassified from accounts payable and other current liabilities within net cash provided by operating activities to repurchases of common stock within net cash provided by financing activities exclusive of vehicle programs. The Company elected to account for forfeitures on an actual basis, which did not have a material impact on its Consolidated Condensed Financial Statements.

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Stock Compensation, Scope of Modification Accounting,” which provides guidance on the types of changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting. ASU 2017-09 becomes effective for the Company on January 1, 2018. The adoption of this pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost,” which requires an entity to disaggregate the components of net benefit cost recognized in the consolidated statements of operations. ASU 2017-07 becomes effective for the Company on January 1, 2018. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term and expands disclosure of key information about leasing arrangements. The ASU does not significantly change a lessee’s recognition, measurement and presentation of expenses and cash flows. Additionally, ASU 2016-02 aligns key aspects of lessor accounting with the new revenue recognition guidance in ASU 2014-09, “Revenue from Contracts with Customers” (see below). ASU 2016-02 becomes effective for the Company on January 1, 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating and planning for the implementation of this ASU, including assessing its overall impact, and expects most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will materially increase total assets and total liabilities relative to such amounts prior to adoption. The Company has determined portions of its vehicle rental contracts that convey the right to control the use of identified assets are within the scope of the accounting guidance contained in ASU 2016-02.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 becomes effective for the Company on January 1, 2018 and may be adopted on either a full or modified retrospective basis. The Company is currently evaluating and planning for the implementation of this ASU which will extend through 2017 and has determined it will adopt the requirements of the new standard on a modified retrospective basis using the practical expedient not to restate contracts that begin and end within the same prior fiscal year. The Company derives revenue primarily by providing vehicle rentals and ancillary products to customers and has determined this ASU will affect its presentation of vehicle rental and other revenue as the total transaction price for each vehicle rental contract must be allocated among performance obligations based on standalone selling price. ASU 2014-09 defines standalone selling price as the observable price of a good or service when sold separately in similar circumstances and to similar customers. The Company has also determined this ASU will impact its accounting for customer loyalty programs and rebates.

2.	Restructuring and Other Related Charges

Restructuring

During first quarter 2017, the Company initiated a strategic restructuring initiative to drive operational efficiency throughout the organization by reducing headcount, improving processes and consolidating functions, closing certain rental locations and decreasing the size of our fleet (the “T17”). During the six months ended June 30, 2017, as part of this initiative, the Company formally communicated the termination of employment to approximately 535 employees, and as of June 30, 2017, the Company had terminated the employment of approximately 410 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company expects further restructuring expense of approximately $10 million related to this initiative to be incurred in 2017.

In conjunction with previous acquisitions, the Company identified opportunities to integrate and streamline its operations, primarily in Europe. This initiative is substantially complete, and the Company does not anticipate any further restructuring expense related to this initiative.

In 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (the “T15”). The Company does not anticipate any further restructuring expense related to this initiative.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

		Americas	International	Total
Balance as of January 1, 2017		$1	$5	$6
Restructuring expense T17		21	3	24
Restructuring payment/utilization T17		(20)	(3)	(23)
Restructuring payment/utilization T15		(1)	(1)	(2)
Balance as of June 30, 2017		$1	$4	$5

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2017	$5	$1	$—	$6
Restructuring expense T17	12	—	12	24
Restructuring payment/utilization T17	(11)	—	(12)	(23)
Restructuring payment/utilization T15	(2)	—	—	(2)
Balance as of June 30, 2017	$4	$1	$—	$5
__________

(a)	Includes expenses primarily related to the disposition of vehicles.

Other Related Charges

Officer Separation Costs

On May 12, 2017, the Company announced the resignation of David B. Wyshner as the Company’s President and Chief Financial Officer. In connection with Mr. Wyshner’s departure, the Company recorded other related charges of $7 million during the three and six months ended June 30, 2017, inclusive of accelerated stock-based compensation expense of $2 million.

Limited Voluntary Opportunity Plan (“LVOP”)

During second quarter 2017, the Company offered a voluntary termination program to certain employees in the Americas’ field operations, shared services, and general and administrative functions for a limited time. These employees, if qualified, could have elected resignation from employment in return for enhanced severance benefits to be settled in cash. In connection with the LVOP, the Company recorded other related charges of $14 million. Approximately 325 qualified employees elected to participate in the plan, and as of June 30, 2017, the Company had terminated the employment of approximately 185 of these participants.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) for basic and diluted EPS	$3	$36	$(104)	$(15)

Basic weighted average shares outstanding	84.0	93.9	84.9	95.1
Options and non-vested stock (a)	1.2	1.2	—	—
Diluted weighted average shares outstanding	85.2	95.1	84.9	95.1

Earnings (loss) per share:
Basic	$0.04	$0.39	$(1.22)	$(0.16)
Diluted	$0.04	$0.38	$(1.22)	$(0.16)
__________

(a)
For the three months ended June 30, 2017 and 2016, 0.7 million and 0.2 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. As the Company incurred a net loss for the six months ended June 30, 2017 and 2016, 0.8 million outstanding options in each period, and 1.3 million and 1.5 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

4.	Other Current Assets

Other current assets consisted of:

	As of June 30, 2017	As of December 31, 2016
Sales and use taxes	$430	$153
Prepaid expenses	204	212
Other	203	154
Other current assets	$837	$519

5.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$272	$122	$150	$261	$109	$152
Customer relationships	235	105	130	224	90	134
Other	49	14	35	46	12	34
Total	$556	$241	$315	$531	$211	$320

Unamortized Intangible Assets
Goodwill (a)	$1,043			$1,007
Trademarks	$552			$550
_________

(a)	The increase in the carrying amount since December 31, 2016 primarily reflects currency translation.

For the three months ended June 30, 2017 and 2016, amortization expense related to amortizable intangible assets was approximately $16 million in each period. For the six months ended June 30, 2017 and 2016, amortization expense related to amortizable intangible assets was approximately $31 million and

$33 million, respectively. Based on the Company’s amortizable intangible assets at June 30, 2017, the Company expects amortization expense of approximately $29 million for the remainder of 2017, $45 million for 2018, $40 million for 2019, $39 million for 2020, $29 million for 2021 and $23 million for 2022, excluding effects of currency exchange rates.

6.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	June 30,	December 31,
	2017	2016
Rental vehicles	$14,400	$10,937
Less: Accumulated depreciation	(1,431)	(1,454)
	12,969	9,483
Vehicles held for sale	353	981
Vehicles, net	$13,322	$10,464

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation expense	$516	$499	$953	$931
Lease charges	54	42	97	76
(Gain) loss on sale of vehicles, net	27	(9)	51	(12)
Vehicle depreciation and lease charges, net	$597	$532	$1,101	$995

At June 30, 2017 and 2016, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $658 million and $557 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $235 million and $251 million, respectively.

7.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2017 is a benefit of 32.5%. Such rate differed from the Federal statutory rate of 35.0% primarily due to foreign taxes as a result of the mix of the Company’s earnings between the U.S. and foreign jurisdictions.

The Company’s effective tax rate for the six months ended June 30, 2016 is a benefit of 34.8%.

8.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2017	2016
Accounts payable	$438	$343
Accrued sales and use taxes	244	206
Deferred revenue – current	234	114
Accrued payroll and related	169	173
Public liability and property damage insurance liabilities – current	148	141
Accrued commissions	105	86
Other	511	425
Accounts payable and other current liabilities	$1,849	$1,488

9.	Long-term Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	June 30,	December 31,
		2017	2016
Floating Rate Senior Notes	December 2017	$—	$249
Floating Rate Term Loan	March 2019	—	144
6% euro-denominated Senior Notes	March 2021	—	194
Floating Rate Term Loan (a)	March 2022	1,141	816
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	675	675
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	343	316
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	286	—
Other (b)		51	57
Deferred financing fees		(49)	(53)
Total		3,572	3,523
Less: Short-term debt and current portion of long-term debt		26	279
Long-term debt		$3,546	$3,244
__________

(a)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2017, the floating rate term loan due 2022 bears interest at three-month LIBOR plus 200 basis points, for an aggregate rate of 3.30%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.75%.

(b)	Primarily includes capital leases which are secured by liens on the related assets.

In March 2017, the Company issued €250 million of 4½% euro-denominated Senior Notes due 2025, at par. In April 2017, the Company used the net proceeds from the offering to redeem its outstanding €175 million principal amount of 6% euro-denominated Senior Notes due 2021 for €180 million plus accrued interest. In June 2017, the Company used the remaining proceeds to redeem a portion of its Floating Rate Senior Notes due 2017.

In March 2017, the Company increased its Floating Rate Term Loan due 2022 to $1.1 billion and reduced the loan interest rate to three-month LIBOR plus 2.00%. The Company used the incremental term loan proceeds to repay all of its outstanding Floating Rate Term Loan due 2019. In June 2017, the Company used the remaining proceeds to redeem the remainder of its outstanding Floating Rate Senior Notes due 2017.

Committed Credit Facilities and Available Funding Arrangements

At June 30, 2017, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2021 (a)	$1,800	$—	$1,301	$499
Other facilities (b)	3	3	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 3.05% to 3.10% as of June 30, 2017.

At June 30, 2017, the Company had various uncommitted credit facilities available, under which it had drawn approximately $3 million, which bear interest at rates between 0.74% and 4.50%.

Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of June 30, 2017, the Company was in compliance with the financial covenants governing its indebtedness.

10.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2017	2016
Americas - Debt due to Avis Budget Rental Car Funding (a)	$7,912	$6,733
Americas - Debt borrowings (a)	924	577
International - Debt borrowings (a)	2,410	1,449
International - Capital leases	161	162
Other	2	7
Deferred financing fees (b)	(47)	(50)
Total	$11,362	$8,878
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of June 30, 2017 and December 31, 2016 were $35 million and $38 million, respectively.

In March 2017, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $600 million in asset-backed notes with an expected final payment date of September 2022. The weighted average interest rate was 3%. The Company used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In May 2017, the Company increased its capacity under the European rental fleet securitization program by €250 million. The Company used the proceeds to finance fleet purchases for certain of the Company’s European operations.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at June 30, 2017.

Debt under Vehicle Programs
Within 1 year (a)	$1,311
Between 1 and 2 years	5,655
Between 2 and 3 years	1,996
Between 3 and 4 years	1,310
Between 4 and 5 years	716
Thereafter	421
Total	$11,409
__________

(a)	Vehicle-backed debt maturing within one year primarily represents term asset-backed securities.

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2017, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,057	$7,912	$1,145
Americas - Debt borrowings (c)	947	924	23
International - Debt borrowings (d)	2,806	2,410	396
International - Capital leases (e)	188	161	27
Other	2	2	—
Total	$13,000	$11,409	$1,591
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $9.4 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.2 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $2.7 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.2 billion of underlying vehicles and related assets.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2017, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In February 2017, following a state court trial in Georgia, a jury found the Company liable for damages in a case brought by a plaintiff who was injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. In March 2017, the Company was also found liable for damages in a companion case arising from the same incident. The Company considers the attribution of liability to the Company, and the amount of damages awarded, to be unsupported by the facts of these cases and intends to appeal the verdicts. At December 31, 2016, the Company had recognized a $26 million liability for the expected loss related to these cases. During the three months ended March 31, 2017, the Company increased this liability by $13 million and during the three months ended June 30, 2017, recognized recoverable insurance proceeds of $27 million.

Therefore, at June 30, 2017, the Company has recognized a net liability for the expected loss related to these cases of approximately $12 million.

The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including contract and licensee disputes, competition matters, employment matters, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $50 million in excess of amounts accrued as of June 30, 2017; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $1.7 billion of vehicles from manufacturers over the next 12 months. Certain of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements. The purchase of such vehicles is financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Concentrations

Concentrations of credit risk at June 30, 2017 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors, Chrysler, Peugeot, Kia, Volkswagen, Fiat, Mercedes, Toyota and Volvo, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $41 million and $25 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

12.	Stockholders’ Equity

Stockholder Rights Plan

In January 2017, the Company’s Board of Directors authorized the adoption of a short-term stockholder rights plan, with an expiration date in January 2018. Effective May 3, 2017, the Company terminated the rights plan. Pursuant to the rights plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock, payable to holders of record as of the close of business on February 2, 2017. Each right, which was exercisable only in the event any person or group were to acquire a voting or economic position of 10% or more of the Company’s outstanding common stock (with certain limited exceptions), would have entitled any holder other than the person or group whose ownership position had exceeded the ownership limit to purchase common stock having a value equal to twice the $90 exercise price of the right, or, at the election of the Board of Directors, to exchange each right for one share of common stock (subject to adjustment). On May 3, 2017, the Company also entered into a new cooperation agreement with SRS Investment Management LLC and certain of its affiliates.

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to approximately $1.5 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. During the six months ended June 30, 2017, the Company repurchased approximately 3.4 million shares of common stock at a cost of approximately $100 million under the program. During the six months ended June 30, 2016, the Company repurchased approximately 6.5 million shares of common stock at a cost of approximately $180 million under the program. As of June 30, 2017, approximately $200 million of authorization remains available to repurchase common stock under this plan.

Total Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$3	$36	$(104)	$(15)
Other comprehensive income:
Currency translation adjustments (net of tax of $17, $(5), $20 and $4, respectively)	48	8	73	80
Net unrealized gain (loss) on available-for-sale securities (net of tax of $0 in each period)	1	—	1	—
Net unrealized gain (loss) on cash flow hedges (net of tax of $1, $3, $1 and $5, respectively)	(2)	(5)	(1)	(8)
Minimum pension liability adjustment (net of tax of $0, $(1), $(1) and $(1), respectively)	1	1	3	2
	48	4	76	74
Comprehensive income (loss)	$51	$40	$(28)	$59
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(39)	$2	$1	$(118)	$(154)
Other comprehensive income (loss) before reclassifications	73	(2)	1	—	72
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	3	4
Net current-period other comprehensive income (loss)	73	(1)	1	3	76
Balance, June 30, 2017	$34	$1	$2	$(115)	$(78)

Balance, January 1, 2016	$(80)	$(2)	$—	$(65)	$(147)
Other comprehensive income (loss) before reclassifications	80	(10)	—	—	70
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2	4
Net current-period other comprehensive income (loss)	80	(8)	—	2	74
Balance, June 30, 2016	$—	$(10)	$—	$(63)	$(73)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $52 million gain, net of tax, as of June 30, 2017 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 14 - Financial Instruments).

(a)
For the three and six months ended June 30, 2017, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $1 million ($0 million, net of tax) and $2 million ($1 million, net of tax), respectively. For the three and six months ended June 30, 2016, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $2 million ($1 million, net of tax) and $4 million ($2 million, net of tax), respectively.

(b)
For the three and six months ended June 30, 2017, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($2 million, net of tax) and $4 million ($3 million, net of tax), respectively. For the three and six months ended June 30, 2016, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $3 million ($2 million, net of tax), respectively.

13.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $4 million and $6 million ($3 million and $4 million, net of tax) during the three months ended June 30, 2017 and 2016, respectively, and $5 million and $14 million ($3 million and $9 million, net of tax) during the six months ended June 30, 2017 and 2016, respectively.

The Company uses a Monte Carlo simulation model to calculate the fair value of stock unit awards containing a market condition. For the six months ended June 30, 2017, the Company did not issue any stock unit awards containing a market condition. For the six months ended June 30, 2016, the Company’s weighted average assumptions for expected stock price volatility, risk-free interest rate, valuation period and dividend yield were 46%, 0.99%, 3 years, and 0.0%, respectively.

The activity related to the Company’s restricted stock units (“RSUs”) consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market-Based RSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017 (a)	878	$34.83	923	$34.11
Granted	528	34.41	572	34.41
Vested (b)	(447)	36.69	(146)	36.55
Forfeited/expired	(50)	32.49	(276)	39.51
Outstanding at June 30, 2017 (c)	909	$33.80	1,073	$32.55
__________

(a)
Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs, and performance-based and market-based RSUs granted during the six months ended June 30, 2016 was $25.86 and $23.29, respectively.

(b)	The total grant date fair value of RSUs vested during the six months ended June 30, 2017 and 2016 was $22 million and $25 million, respectively.

(c)
The Company’s outstanding time-based RSUs, and performance-based and market-based RSUs had aggregate intrinsic values of $25 million and $29 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs, and performance-based and market-based RSUs, at target, amounted to $45 million and will be recognized over a weighted average vesting period of 1.5 years. The Company assumes that substantially all outstanding awards will vest over time.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2017	810	$2.91	$27	2.3
Granted	—	—	—
Exercised	(9)	0.79	—
Forfeited/expired	—	—	—
Outstanding and exercisable at June 30, 2017	801	$2.94	$19	1.8

14.	Financial Instruments

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
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during the three and six months ended June 30, 2017 and 2016 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness related to the Company’s cash flow hedges was not material during the three and six months ended June 30, 2017 and 2016. The Company estimates that $2 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

The Company enters into derivative commodity contracts to manage its exposure to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

The Company held derivative instruments with absolute notional values as follows:

As of June 30, 2017
Interest rate caps (a)	$10,855
Interest rate swaps	1,800
Foreign exchange contracts	1,176

Commodity contracts (millions of gallons of unleaded gasoline)	6
__________

(a)
Represents $8.0 billion of interest rate caps sold, partially offset by approximately $2.9 billion of interest rate caps purchased. These amounts exclude $5.1 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2017		As of December 31, 2016
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$4	$2	$7	$4

Derivatives not designated as hedging instruments
Interest rate caps (b)	1	2	1	7
Foreign exchange contracts (c)	2	26	7	2
Commodity contracts (c)	—	2	—	—
Total	$7	$32	$15	$13
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss).

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives designated as hedging instruments (a)
Interest rate swaps	$(2)	$(5)	$(1)	$(8)
Euro-denominated notes	(26)	7	(31)	(7)
Derivatives not designated as hedging instruments (b)
Interest rate caps (c)	—	(1)	—	(1)
Foreign exchange contracts (d)	(21)	22	(33)	12
Commodity contracts (e)	(1)	2	(2)	—
Total	$(50)	$25	$(67)	$(4)
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)	For the three and six months ended June 30, 2016, included in operating expense.

(d)
For the three months ended June 30, 2017, included a $11 million loss in interest expense and a $10 million loss in operating expense and for the six months ended June 30, 2017, included a $18 million loss in interest expense and a $15 million loss in operating expense. For the three months ended June 30, 2016, included a $26 million gain in interest expense and a $4 million loss in operating expense and for the six months ended June 30, 2016, included a $35 million gain in interest expense and a $23 million loss in operating expense.

(e)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$26	$26	$279	$280
Long-term debt	3,546	3,555	3,244	3,265

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$7,876	$7,920	$6,695	$6,722
Vehicle-backed debt	3,484	3,494	2,176	2,187
Interest rate swaps and interest rate caps (a)	2	2	7	7
__________

(a)	Derivatives in a liability position.

15.	Segment Information

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

Management evaluates the operating results of each of its reportable segments based upon revenue and “Adjusted EBITDA,” which the Company defines as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters and income taxes. Net charges for unprecedented personal-injury legal matters are recorded within operating expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. The Company has revised its definition of Adjusted EBITDA to exclude costs associated with the separation of certain officers of the Company and its limited voluntary opportunity plan, which offers certain employees the limited opportunity to elect resignation from employment for enhanced severance benefits. Costs associated with the separation of certain officers and the limited voluntary opportunity plan are recorded as part of restructuring and other related charges in the Company’s Consolidated Condensed Statement of Comprehensive Income. The Company did not revise prior year’s Adjusted EBITDA amounts because there were no costs similar in nature to these costs. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

		Three Months Ended June 30,
		2017		2016
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,565	$96	$1,593	$163
	International	673	59	650	57
	Corporate and Other (a)	—	(15)	—	(16)
Total Company		$2,238	$140	$2,243	$204

Reconciliation of Adjusted EBITDA to income before income taxes
	Adjusted EBITDA		$140		$204
Less:	Non-vehicle related depreciation and amortization		65		65
	Interest expense related to corporate debt, net		48		56
	Early extinguishment of corporate debt		—		10
	Restructuring and other related charges		38		5
	Transaction-related costs, net		5		5
	Charges for legal matter, net (b)		(27)		—
	Income before income taxes		$11		$63
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Reported within operating expenses in our Consolidated Condensed Statements of Comprehensive Income.

		Six Months Ended June 30,
		2017		2016
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,879	$76	$2,957	$226
	International	1,198	66	1,167	58
	Corporate and Other (a)	—	(29)	—	(36)
Total Company		$4,077	$113	$4,124	$248

Reconciliation of Adjusted EBITDA to loss before income taxes
	Adjusted EBITDA		$113		$248
Less:	Non-vehicle related depreciation and amortization		128		126
	Interest expense related to corporate debt, net		97		106
	Early extinguishment of corporate debt		3		10
	Restructuring and other related charges		45		20
	Transaction-related costs, net		8		9
	Charges for legal matter, net (b)		(14)		—
	Loss before income taxes		$(154)		$(23)
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Reported within operating expenses in our Consolidated Condensed Statements of Comprehensive Income.

Since December 31, 2016, there have been no significant changes in Americas segment assets exclusive of assets under vehicle programs, and as of June 30, 2017 and December 31, 2016, Americas segment assets under vehicle programs were approximately $10.6 billion and $9.2 billion, respectively. As of June 30, 2017 and December 31, 2016, International segment assets exclusive of assets under vehicle programs were approximately $2.6 billion and $2.0 billion, respectively, and International segment assets under vehicle programs were approximately $3.3 billion and $2.4 billion, respectively.

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, Consolidating Condensed Balance Sheets as of June 30, 2017 and December 31, 2016, and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 9 - Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended June 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,055	$508	$—	$1,563
Other	—	—	316	1,022	(663)	675
Net revenues	—	—	1,371	1,530	(663)	2,238

Expenses
Operating	1	9	644	454	—	1,108
Vehicle depreciation and lease charges, net	—	—	614	592	(609)	597
Selling, general and administrative	10	2	158	123	—	293
Vehicle interest, net	—	—	52	75	(54)	73
Non-vehicle related depreciation and amortization	—	1	40	24	—	65
Interest expense related to corporate debt, net:
Interest expense (income)	—	83	—	(35)	—	48
Intercompany interest expense (income)	(3)	5	5	(7)	—	—
Early extinguishment of debt	—	1	—	(1)	—	—
Restructuring and other related charges	—	2	33	3	—	38
Transaction-related costs, net	—	—	—	5	—	5
Total expenses	8	103	1,546	1,233	(663)	2,227
Income (loss) before income taxes and equity in earnings of subsidiaries	(8)	(103)	(175)	297	—	11
Provision for (benefit from) income taxes	(2)	(39)	11	38	—	8
Equity in earnings of subsidiaries	9	73	259	—	(341)	—
Net income	$3	$9	$73	$259	$(341)	$3

Comprehensive income	$51	$58	$123	$309	$(490)	$51

Six Months Ended June 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,941	$908	$—	$2,849
Other	—	—	583	1,893	(1,248)	1,228
Net revenues	—	—	2,524	2,801	(1,248)	4,077

Expenses
Operating	2	13	1,284	858	—	2,157
Vehicle depreciation and lease charges, net	—	—	1,160	1,085	(1,144)	1,101
Selling, general and administrative	20	4	311	220	—	555
Vehicle interest, net	—	—	97	144	(104)	137
Non-vehicle related depreciation and amortization	—	1	80	47	—	128
Interest expense related to corporate debt, net:
Interest expense (income)	—	129	1	(33)	—	97
Intercompany interest expense (income)	(6)	6	11	(11)	—	—
Early extinguishment of debt	—	4	—	(1)	—	3
Restructuring and other related charges	—	2	39	4	—	45
Transaction-related costs, net	—	—	—	8	—	8
Total expenses	16	159	2,983	2,321	(1,248)	4,231
Income (loss) before income taxes and equity in earnings of subsidiaries	(16)	(159)	(459)	480	—	(154)
Provision for (benefit from) income taxes	(4)	(62)	(28)	44	—	(50)
Equity in earnings (loss) of subsidiaries	(92)	5	436	—	(349)	—
Net income (loss)	$(104)	$(92)	$5	$436	$(349)	$(104)

Comprehensive income (loss)	$(28)	$(16)	$82	$512	$(578)	$(28)

Three Months Ended June 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,084	$489	$—	$1,573
Other	—	—	316	931	(577)	670
Net revenues	—	—	1,400	1,420	(577)	2,243

Expenses
Operating	1	1	666	454	—	1,122
Vehicle depreciation and lease charges, net	—	—	528	529	(525)	532
Selling, general and administrative	9	5	170	128	—	312
Vehicle interest, net	—	—	49	76	(52)	73
Non-vehicle related depreciation and amortization	—	—	40	25	—	65
Interest expense related to corporate debt, net:
Interest expense	—	42	1	13	—	56
Intercompany interest expense (income)	(3)	(2)	5	—	—	—
Early extinguishment of debt	—	10	—	—	—	10
Restructuring and other related charges	—	—	1	4	—	5
Transaction-related costs, net	—	—	1	4	—	5
Total expenses	7	56	1,461	1,233	(577)	2,180
Income (loss) before income taxes and equity in earnings of subsidiaries	(7)	(56)	(61)	187	—	63
Provision for (benefit from) income taxes	(3)	(22)	37	15	—	27
Equity in earnings of subsidiaries	40	74	172	—	(286)	—
Net income	$36	$40	$74	$172	$(286)	$36

Comprehensive income	$40	$44	$83	$180	$(307)	$40

Six Months Ended June 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$2,013	$888	$—	$2,901
Other	—	—	587	1,725	(1,089)	1,223
Net revenues	—	—	2,600	2,613	(1,089)	4,124

Expenses
Operating	2	11	1,294	855	—	2,162
Vehicle depreciation and lease charges, net	—	—	989	996	(990)	995
Selling, general and administrative	19	10	319	233	—	581
Vehicle interest, net	—	—	94	143	(99)	138
Non-vehicle related depreciation and amortization	—	1	77	48	—	126
Interest expense related to corporate debt, net:
Interest expense	—	81	2	23	—	106
Intercompany interest expense (income)	(6)	(5)	11	—	—	—
Early extinguishment of debt	—	10	—	—	—	10
Restructuring and other related charges	—	—	7	13	—	20
Transaction-related costs, net	—	1	1	7	—	9
Total expenses	15	109	2,794	2,318	(1,089)	4,147
Income (loss) before income taxes and equity in earnings of subsidiaries	(15)	(109)	(194)	295	—	(23)
Provision for (benefit from) income taxes	(6)	(43)	32	9	—	(8)
Equity in earnings (loss) of subsidiaries	(6)	60	286	—	(340)	—
Net income (loss)	$(15)	$(6)	$60	$286	$(340)	$(15)

Comprehensive income	$59	$68	$141	$365	$(574)	$59

Consolidating Condensed Balance Sheets

As of June 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$121	$—	$652	$—	$776
Receivables, net	—	—	225	537	—	762
Other current assets	5	83	105	644	—	837
Total current assets	8	204	330	1,833	—	2,375

Property and equipment, net	—	157	324	203	—	684
Deferred income taxes	19	1,341	271	11	—	1,642
Goodwill	—	—	488	555	—	1,043
Other intangibles, net	—	28	491	348	—	867
Other non-current assets	76	23	17	86	—	202
Intercompany receivables	178	370	1,590	972	(3,110)	—
Investment in subsidiaries	(42)	3,799	3,839	—	(7,596)	—
Total assets exclusive of assets under vehicle programs	239	5,922	7,350	4,008	(10,706)	6,813

Assets under vehicle programs:
Program cash	—	—	—	65	—	65
Vehicles, net	—	25	68	13,229	—	13,322
Receivables from vehicle manufacturers and other	—	1	1	235	—	237
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	395	—	395
	—	26	69	13,924	—	14,019
Total assets	$239	$5,948	$7,419	$17,932	$(10,706)	$20,832

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$21	$223	$686	$919	$—	$1,849
Short-term debt and current portion of long-term debt	—	17	3	6	—	26
Total current liabilities	21	240	689	925	—	1,875

Long-term debt	—	2,916	2	628	—	3,546
Other non-current liabilities	70	87	231	380	—	768
Intercompany payables	—	2,738	370	2	(3,110)	—
Total liabilities exclusive of liabilities under vehicle programs	91	5,981	1,292	1,935	(3,110)	6,189

Liabilities under vehicle programs:
Debt	—	9	61	3,416	—	3,486
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,876	—	7,876
Deferred income taxes	—	—	2,267	170	—	2,437
Other	—	—	—	696	—	696
	—	9	2,328	12,158	—	14,495
Total stockholders’ equity	148	(42)	3,799	3,839	(7,596)	148
Total liabilities and stockholders’ equity	$239	$5,948	$7,419	$17,932	$(10,706)	$20,832

As of December 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$12	$—	$475	$—	$490
Receivables, net	—	—	231	577	—	808
Other current assets	2	101	90	326	—	519
Total current assets	5	113	321	1,378	—	1,817

Property and equipment, net	—	148	341	196	—	685
Deferred income taxes	20	1,219	268	—	(14)	1,493
Goodwill	—	—	489	518	—	1,007
Other intangibles, net	—	28	502	340	—	870
Other non-current assets	75	24	16	78	—	193
Intercompany receivables	171	359	1,466	670	(2,666)	—
Investment in subsidiaries	42	3,717	3,698	—	(7,457)	—
Total assets exclusive of assets under vehicle programs	313	5,608	7,101	3,180	(10,137)	6,065

Assets under vehicle programs:
Program cash	—	—	—	225	—	225
Vehicles, net	—	24	70	10,370	—	10,464
Receivables from vehicle manufacturers and other	—	1	—	526	—	527
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	25	70	11,483	—	11,578
Total assets	$313	$5,633	$7,171	$14,663	$(10,137)	$17,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$23	$189	$512	$764	$—	$1,488
Short-term debt and current portion of long-term debt	—	264	3	12	—	279
Total current liabilities	23	453	515	776	—	1,767

Long-term debt	—	2,730	3	511	—	3,244
Other non-current liabilities	69	88	253	368	(14)	764
Intercompany payables	—	2,306	359	1	(2,666)	—
Total liabilities exclusive of liabilities under vehicle programs	92	5,577	1,130	1,656	(2,680)	5,775

Liabilities under vehicle programs:
Debt	—	14	66	2,103	—	2,183
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,695	—	6,695
Deferred income taxes	—	—	2,258	171	—	2,429
Other	—	—	—	340	—	340
	—	14	2,324	9,309	—	11,647
Total stockholders’ equity	221	42	3,717	3,698	(7,457)	221
Total liabilities and stockholders’ equity	$313	$5,633	$7,171	$14,663	$(10,137)	$17,643

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$9	$(41)	$47	$1,124	$—	$1,139

Investing activities
Property and equipment additions	—	(22)	(34)	(30)	—	(86)
Proceeds received on asset sales	—	1	—	3	—	4
Net assets acquired (net of cash acquired)	—	—	(4)	(10)	—	(14)
Intercompany loan receipts (advances)	—	—	(1)	(313)	314	—
Other, net	100	—	—	(1)	(100)	(1)
Net cash provided by (used in) investing activities exclusive of vehicle programs	100	(21)	(39)	(351)	214	(97)

Vehicle programs:
Decrease in program cash	—	—	—	168	—	168
Investment in vehicles	—	1	(2)	(8,115)	—	(8,116)
Proceeds received on disposition of vehicles	—	31	—	5,028	—	5,059
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(33)	—	(33)
	—	32	(2)	(2,952)	—	(2,922)
Net cash provided by (used in) investing activities	100	11	(41)	(3,303)	214	(3,019)

Financing activities
Proceeds from long-term borrowings	—	325	—	264	—	589
Payments on long-term borrowings	—	(396)	(1)	(194)	—	(591)
Net change in short-term borrowings	—	—	—	(1)	—	(1)
Intercompany loan borrowings (payments)	—	313	—	1	(314)	—
Repurchases of common stock	(109)	—	—	—		(109)
Debt financing fees	—	(3)	—	(5)	—	(8)
Other, net	—	(100)	—	—	100	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(109)	139	(1)	65	(214)	(120)

Vehicle programs:
Proceeds from borrowings	—	—	—	11,255	—	11,255
Payments on borrowings	—	—	(5)	(8,983)	—	(8,988)
Debt financing fees	—	—	—	(8)	—	(8)
	—	—	(5)	2,264	—	2,259
Net cash provided by (used in) financing activities	(109)	139	(6)	2,329	(214)	2,139

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	27	—	27

Net increase in cash and cash equivalents	—	109	—	177	—	286
Cash and cash equivalents, beginning of period	3	12	—	475	—	490
Cash and cash equivalents, end of period	$3	$121	$—	$652	$—	$776

Six Months Ended June 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$89	$144	$30	$896	$(80)	$1,079

Investing activities
Property and equipment additions	—	(11)	(46)	(32)	—	(89)
Proceeds received on asset sales	—	4	1	2	—	7
Net assets acquired (net of cash acquired)	—	—	(1)	(2)	—	(3)
Intercompany loan receipts (advances)	—	—	28	—	(28)	—
Other, net	93	—	—	4	(93)	4
Net cash provided by (used in) investing activities exclusive of vehicle programs	93	(7)	(18)	(28)	(121)	(81)

Vehicle programs:
Decrease in program cash	—	—	—	82	—	82
Investment in vehicles	—	(2)	(7)	(8,491)	—	(8,500)
Proceeds received on disposition of vehicles	—	20	—	5,398	—	5,418
	—	18	(7)	(3,011)	—	(3,000)
Net cash provided by (used in) investing activities	93	11	(25)	(3,039)	(121)	(3,081)

Financing activities
Proceeds from long-term borrowings	—	557	—	1	—	558
Payments on long-term borrowings	—	(518)	(1)	(1)	—	(520)
Intercompany loan borrowings (payments)	—	—	—	(28)	28	—
Repurchases of common stock	(183)	—	—	—	—	(183)
Debt financing fees	—	(10)	—	—	—	(10)
Other, net	—	(173)	—	—	173	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(183)	(144)	(1)	(28)	201	(155)

Vehicle programs:
Proceeds from borrowings	—	—	—	9,850	—	9,850
Payments on borrowings	—	—	(4)	(7,610)	—	(7,614)
Debt financing fees	—	—	—	(17)		(17)
	—	—	(4)	2,223	—	2,219
Net cash provided by (used in) financing activities	(183)	(144)	(5)	2,195	201	2,064

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	13	—	13

Net increase (decrease) in cash and cash equivalents	(1)	11	—	65	—	75
Cash and cash equivalents, beginning of period	4	70	—	378	—	452
Cash and cash equivalents, end of period	$3	$81	$—	$443	$—	$527

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Our Company

We operate three of the most recognized brands in the global vehicle rental and car sharing industry, Avis, Budget and Zipcar together with several brands well recognized in their respective markets, including Maggiore in Italy and APEX in both New Zealand and Australia. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of more than 600,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

Our Segments

We categorize our operations into two reportable business segments: Americas, consisting primarily of our vehicle rental operations in North America, South America, Central America and the Caribbean, and our car sharing operations in certain of these markets; and International, consisting primarily of our vehicle rental operations in Europe, the Middle East, Africa, Asia, Australasia, and our car sharing operations in certain of these markets.

Business and Trends

Our revenues are derived principally from vehicle rentals in our Company-owned operations and include:

•	time and mileage fees charged to our customers for vehicle rentals;

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

Our operating results are subject to variability due to seasonality, macroeconomic conditions and other factors. Car rental volumes tend to be associated with the travel industry, particularly airline passenger volumes, or enplanements, which in turn tend to reflect general economic conditions. Our vehicle rental operations are also seasonal, with the third quarter of the year historically having been our strongest due to the increased level of leisure travel during the quarter. We have a partially variable cost structure and routinely adjust the size, and therefore the cost, of our rental fleet in response to fluctuations in demand.
Thus far in 2017, we have continued to operate in an uncertain and uneven economic environment marked by heightened geopolitical risks, competitive market conditions and soft used-vehicle values in the U.S. in particular. Nonetheless, we continue to anticipate that worldwide demand for vehicle rental and car sharing services will increase in 2017, most likely against a backdrop of modest and uneven global economic growth. Our access to new fleet vehicles has been adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand, and we expect that to continue to be the case. We will look to pursue opportunities for pricing increases in 2017 in order to enhance our profitability and returns on invested capital.

Our objective is to focus on strategically accelerating our growth, strengthening our global position as a leading provider of vehicle rental services, continuing to enhance our customers’ rental experience, and controlling costs and driving efficiency throughout the organization. We operate in a highly competitive industry and we expect to continue to face challenges and risks. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives, continued optimization of fleet levels to match changes in demand for vehicle rentals, adjustments in the size, nature and terms of our relationships with vehicle manufacturers, appropriate investments in technology and maintenance of liquidity to fund our fleet and our operations.

During 2017:

•
Our net revenues totaled $4.1 billion in the six months ended June 30, 2017 and decreased 1% compared to the six months ended June 30, 2016 due to lower time and mileage revenue per day offset by increased rental volumes.

•
In the six months ended June 30, 2017, our net loss was $104 million, representing an $89 million year-over-year reduction in earnings, and our Adjusted EBITDA was $113 million, representing a $135 million year-over-year reduction, due to lower revenues and higher per-unit fleet costs in the Americas, partially offset by an $11 million favorable effect from currency exchange rate movements.

•	In the six months ended June 30, 2017, we repurchased approximately $100 million of our common stock, reducing our shares outstanding by approximately 3.4 million shares, or 4%.

•
We issued €250 million of 4½% euro-denominated Senior Notes due 2025 and $188 million of incremental term loan borrowings, the proceeds of which were used to redeem all of our outstanding 6% euro-denominated Senior Notes due 2021 and our Floating Rate Senior Notes due 2017. As a result of these transactions, we will have no significant corporate debt maturities until 2022.

RESULTS OF OPERATIONS

We measure performance principally using the following key operating statistics: (i) rental days, which represents the total number of days (or portion thereof) a vehicle was rented, (ii) time and mileage revenue per rental day, which represents the average daily revenue we earned from rental time and mileage fees charged to our customers, both of which exclude our U.S. truck rental and Zipcar car sharing operations and (iii) per-unit fleet costs represent vehicle depreciation, lease charges and gain or loss on vehicle sales, divided by average rental fleet and exclude our U.S. truck rental operations. We also measure our ancillary revenues (rental-transaction revenue other than time and mileage revenue), such as from the sale of collision and loss damage waivers, insurance products, fuel service options and portable GPS navigation unit rentals. Our vehicle rental operating statistics (rental days and time and mileage revenue per rental day) are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides our management with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics. We present currency exchange rate effects to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate effects are calculated by translating the current-year results at the prior-period average exchange rate plus any related gains and losses on currency hedges.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters and income taxes. Net charges for unprecedented personal-injury legal matters are recorded within operating expenses in our consolidated results of operations. We have revised our definition of Adjusted EBITDA to exclude costs associated with the separation of certain officers of the Company and its limited voluntary opportunity plan, which offers certain employees the limited opportunity to elect resignation from employment for enhanced severance benefits. Costs associated with the separation of certain officers and the limited voluntary opportunity plan are recorded as part of restructuring and other related charges in our consolidated results of operations. We did not revise prior year’s Adjusted EBITDA amounts because there were no costs similar in nature to these costs. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the aggregate performance of our operating businesses and in comparing our results from period to period. We believe that Adjusted EBITDA is useful to investors because it allows investors to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Our consolidated results of operations comprised the following:

	Three Months Ended June 30,		$ Change Favorable /(Unfavorable)
	2017	2016		% Change
Revenues
Vehicle rental	$1,563	$1,573	$(10)	(1%)
Other	675	670	5	1%
Net revenues	2,238	2,243	(5)	0%

Expenses
Operating	1,108	1,122	14	1%
Vehicle depreciation and lease charges, net	597	532	(65)	(12%)
Selling, general and administrative	293	312	19	6%
Vehicle interest, net	73	73	—	0%
Non-vehicle related depreciation and amortization	65	65	—	0%
Interest expense related to corporate debt, net:
Interest expense	48	56	8	14%
Early extinguishment of debt	—	10	10	*
Restructuring and other related charges	38	5	(33)	*
Transaction-related costs, net	5	5	—	0%
Total expenses	2,227	2,180	(47)	(2%)

Income before income taxes	11	63	(52)	(83%)
Provision for income taxes	8	27	19	70%

Net income	$3	$36	$(33)	(92%)
__________

*	Not meaningful

During second quarter 2017, our net revenues were in line with prior year as a result of a 5% increase in rental volumes, offset by a 5% reduction in time and mileage revenue per day. Currency exchange rate movements reduced revenues by $20 million.

Total expenses increased as a result of increased volumes, a 7% increase in per-unit fleet costs and increased restructuring and other related charges, which include a voluntary termination program to reduce expenses in our field operations, shared services and general and administrative functions. These increases were partially offset by a $19 million favorable effect on expenses from currency exchange rate movements and cost mitigating actions. Our effective tax rates were a provision of 73% and 43% for the three months ended June 30, 2017 and 2016, respectively, due to the mix of our earnings in the U.S. and foreign jurisdictions. As a result of these items, our net income decreased by $33 million.

For the three months ended June 30, 2017, the Company reported earnings of $0.04 per diluted share, which includes after-tax restructuring and other related charges of ($0.28) per share, after-tax transaction-related costs of ($0.05) per share and after-tax reversal of charges for legal matter of $0.19 per share. For the three months ended June 30, 2016, the Company reported earnings of $0.38 per diluted share, which includes after-tax debt extinguishment costs of ($0.06) per share, after-tax restructuring and other related charges of ($0.04) per share and after-tax transaction-related costs of ($0.04) per share.

In the three months ended June 30, 2017:

•
Operating expenses were reduced to 49.5% of revenue from 50.0% in second quarter 2016, primarily due to the recognition of recoverable insurance proceeds related to an unprecedented personal-injury legal matter.

•	Vehicle depreciation and lease charges increased to 26.7% of revenue from 23.7% in second quarter 2016, due to higher per-unit fleet costs.

•	Selling, general and administrative costs were reduced to 13.1% of revenue compared to 13.9% in second quarter 2016, due to cost mitigating actions.

•	Vehicle interest costs, at 3.3% of revenue, remained in line with the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Revenues			Adjusted EBITDA
	2017	2016	% Change	2017	2016	% Change
Americas	$1,565	$1,593	(2%)	$96	$163	(41%)
International	673	650	4%	59	57	4%
Corporate and Other (a)	—	—	*	(15)	(16)	*
Total Company	$2,238	$2,243	0%	$140	$204	(31%)

	Reconciliation of Net income to Adjusted EBITDA
				2017	2016
Net income				$3	$36
Provision for income taxes				8	27
Income before income taxes				11	63

Add:	Non-vehicle related depreciation and amortization			65	65
Interest expense related to corporate debt, net:
Interest expense				48	56
Early extinguishment of debt				—	10
Restructuring and other related charges				38	5
Transaction-related costs, net (b)				5	5
Charges for legal matter, net (c)				(27)	—
Adjusted EBITDA				$140	$204
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

(c)	Recorded within operating expenses in our consolidated results of operations.

Americas

	2017	2016	% Change
Revenue	$1,565	$1,593	(2%)
Adjusted EBITDA	96	163	(41%)

Revenues were 2% lower in second quarter 2017 compared with second quarter 2016, primarily due to a 4% reduction in time and mileage revenue per day, partially offset by a 2% increase in rental volumes. Currency movements reduced revenues by $4 million.

Adjusted EBITDA decreased 41% in second quarter 2017 compared with second quarter 2016, due to lower revenues and a 10% increase in per-unit fleet costs.

In the three months ended June 30, 2017:

•
Operating expenses were reduced to 47.6% of revenue from 48.6% in second quarter 2016, primarily due to the recognition of recoverable insurance proceeds related to an unprecedented personal-injury legal matter.

•	Vehicle depreciation and lease charges increased to 29.5% of revenue from 25.9% in the prior-year period, due to higher per-unit fleet costs.

•	Selling, general and administrative costs were reduced to 11.3% of revenue from 11.7% in second quarter 2016, primarily due to cost mitigating actions.

•	Vehicle interest costs increased to 3.8% of revenue compared to 3.6% in second quarter 2016.

International

	2017	2016	% Change
Revenue	$673	$650	4%
Adjusted EBITDA	59	57	4%

Revenues increased 4% in second quarter 2017 compared to second quarter 2016, due to an 11% increase in rental volumes, largely driven by the acquisition of FranceCars in December 2016 and the shift in Easter to second quarter, partially offset by a 6% reduction in time and mileage revenue per day (including a 3% negative effect from currency movements). Currency movements negatively effected revenues by $16 million.

Adjusted EBITDA increased 4% in second quarter 2017 compared to second quarter 2016, due to increased revenues and cost mitigating actions, partially offset by a 3% increase in per-unit fleet costs (including a 2% favorable effect from currency exchange rates) and a $6 million negative effect from currency movements.

In the three months ended June 30, 2017:

•	Operating expenses, at 53.3% of revenue, remained in line with the prior-year period.

•	Vehicle depreciation and lease charges increased to 20.3% of revenue from 18.4% in second quarter 2016, due to higher per-unit fleet costs.

•	Selling, general and administrative costs were reduced to 15.6% of revenue from 17.1% in the prior-year period, primarily due to cost mitigating actions.

•	Vehicle interest costs were reduced to 2.1% of revenue compared to 2.5% in second quarter 2016, principally due to lower borrowing rates.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,		$ Change Favorable /(Unfavorable)
	2017	2016		% Change
Revenues
Vehicle rental	$2,849	$2,901	$(52)	(2%)
Other	1,228	1,223	5	0%
Net revenues	4,077	4,124	(47)	(1%)

Expenses
Operating	2,157	2,162	5	0%
Vehicle depreciation and lease charges, net	1,101	995	(106)	(11%)
Selling, general and administrative	555	581	26	4%
Vehicle interest, net	137	138	1	1%
Non-vehicle related depreciation and amortization	128	126	(2)	(2%)
Interest expense related to corporate debt, net:
Interest expense	97	106	9	8%
Early extinguishment of debt	3	10	7	70%
Restructuring and other related charges	45	20	(25)	*
Transaction-related costs, net	8	9	1	11%
Total expenses	4,231	4,147	(84)	(2%)

Loss before income taxes	(154)	(23)	(131)	*
Benefit from income taxes	(50)	(8)	42	*

Net loss	$(104)	$(15)	$(89)	*
_________

*	Not meaningful

During the six months ended June 30, 2017, our net revenues decreased as a result of a 5% reduction in time and mileage revenue per day (including a 1% negative effect from currency exchange rate movements), partially offset by a 4% increase in rental volumes. Currency movements reduced revenues by $24 million year-over-year.

Total expenses increased as a result of increased volumes and a 6% increase in per-unit fleet costs, partially offset by a $46 million (1%) favorable effect on expenses from currency exchange rate movements and cost mitigating actions. Our effective tax rates were a benefit of 32% and 35% for the six months ended June 30, 2017 and 2016, respectively. As a result of the decrease in our net revenues and these items, our net loss increased by $89 million.

For the six months ended June 30, 2017, the Company reported a loss of $1.22 per diluted share, which includes after-tax restructuring and other related charges of ($0.33) per share, after-tax transaction-related costs of ($0.08) per share, after-tax debt extinguishment costs of ($0.02) per share and after-tax reversal of charges for legal matter of $0.10 per share. For the six months ended June 30, 2016, the Company reported a loss of $0.16 per diluted share, which includes after-tax restructuring and other related charges of ($0.15) per share, after-tax transaction-related costs of ($0.07) per share and after-tax debt extinguishment costs of ($0.06) per share.

In the six months ended June 30, 2017:

•
Operating expenses increased to 52.9% of revenue from 52.4% in the prior-year period, due to lower time and mileage revenue per day, partially offset by the recognition of recoverable insurance proceeds related to an unprecedented personal-injury legal matter.

•	Vehicle depreciation and lease charges increased to 27.0% of revenue from 24.1% in the six months ended June 30, 2016, primarily due to higher per-unit fleet costs.

•	Selling, general and administrative costs were reduced to 13.6% of revenue from 14.1% in first half 2016, primarily due to cost mitigating actions.

•	Vehicle interest costs were 3.4% of revenue compared to 3.3% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net loss to Adjusted EBITDA:

	Revenues			Adjusted EBITDA
	2017	2016	% Change	2017	2016	% Change
Americas	$2,879	$2,957	(3%)	$76	$226	(66%)
International	1,198	1,167	3%	66	58	14%
Corporate and Other (a)	—	—	*	(29)	(36)	*
Total Company	$4,077	$4,124	(1%)	$113	$248	(54%)

	Reconciliation of Net loss to Adjusted EBITDA
				2017	2016
Net loss				$(104)	$(15)
Benefit from income taxes				(50)	(8)
Loss before income taxes				(154)	(23)

Add:	Non-vehicle related depreciation and amortization			128	126
Interest expense related to corporate debt, net:
Interest expense				97	106
Early extinguishment of debt				3	10
Restructuring and other related costs				45	20
Transaction-related costs, net (b)				8	9
Charges for legal matter, net (c)				(14)	—
Adjusted EBITDA				$113	$248
__________

*	Not meaningful.

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

(c)	Reported within operating expenses in our consolidated results of operations.

Americas

	2017	2016	% Change
Revenue	$2,879	$2,957	(3%)
Adjusted EBITDA	76	226	(66%)

Revenues decreased 3% during the six months ended June 30, 2017 compared with the same period in 2016, primarily due to a 4% reduction in time and mileage revenue per day, partially offset by 2% growth in rental volumes.

Adjusted EBITDA decreased 66% in the six months ended June 30, 2017 compared with the same period 2016, due to lower revenues and an 8% increase in per-unit fleet costs.

In the six months ended June 30, 2017:

•
Operating expenses increased to 51.3% of revenue, compared to 50.6% in the prior-year period, due to lower time and mileage revenue per day, partially offset by the recognition of recoverable insurance proceeds related to an unprecedented personal-injury legal matter.

•	Vehicle depreciation and lease charges increased to 29.8% of revenue from 26.2% in the prior-year period, primarily due to higher per-unit fleet costs.

•	Selling, general and administrative costs, at 11.9% of revenue, remained level compared to first half 2016.

•	Vehicle interest costs were 3.9% of revenue, an increase from 3.7% in the six months ended June 30, 2016.

International

	2017	2016	% Change
Revenue	$1,198	$1,167	3%
Adjusted EBITDA	66	58	14%

Revenues increased 3% in the six months ended June 30, 2017 compared with the same period in 2016, primarily due to a 9% increase in rental volumes, largely driven by the acquisition of FranceCars, partially offset by a 6% reduction in time and mileage revenue per day (including a 2% negative effect from currency exchange rate changes). Currency movements negatively effected revenues by $24 million.

Adjusted EBITDA increased 14% in the six months ended June 30, 2017 compared with the same period in 2016, due to increased revenues, cost mitigating actions and an $11 million favorable effect from currency movements.

In the six months ended June 30, 2017:

•	Operating expenses were 56.4% of revenue compared to 56.5% in the prior-year period.

•	Vehicle depreciation and lease charges increased to 20.3% of revenue from 18.8% compared to first half 2016, primarily due to lower time and mileage revenue per day.

•	Selling, general and administrative costs were reduced to 15.6% of revenue compared to 17.2% in the prior-year period, due to cost mitigating actions.

•	Vehicle interest costs were reduced to 2.1% of revenue compared to 2.5% in the six months ended June 30, 2016 due to lower borrowing rates.

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

FINANCIAL CONDITION

	June 30, 2017	December 31, 2016	Change
Total assets exclusive of assets under vehicle programs	$6,813	$6,065	$748
Total liabilities exclusive of liabilities under vehicle programs	6,189	5,775	414
Assets under vehicle programs	14,019	11,578	2,441
Liabilities under vehicle programs	14,495	11,647	2,848
Stockholders’ equity	148	221	(73)

Total assets exclusive of assets under vehicle programs increased primarily due to a seasonal increase in value-added tax receivables, which are recoverable from government agencies and a temporary increase in cash. Total liabilities exclusive of liabilities under vehicle programs increased primarily due to a seasonal increase in accounts payable.

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

During the six months ended June 30, 2017, we issued €250 million of 4½% euro-denominated Senior Notes due 2025 at par. The proceeds from this borrowing were used to redeem all of our outstanding 6% euro-denominated Senior Notes due 2021 and a portion of our Floating Rate Senior Notes due 2017. We also increased our Floating Rate Term Loan borrowing by $188 million, these proceeds were used to repay the remainder of our outstanding Floating Rate Senior Notes due 2017. In addition, our Avis Budget Rental Car Funding subsidiary issued approximately $600 million in asset-backed notes with an expected final payment date of September 2022 and a weighted average interest rate of 3%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. We also increased our capacity under our European rental fleet securitization program by €250 million, the proceeds of which were used to finance fleet purchases for certain of our European operations. During the six months ended June 30, 2017, we repurchased approximately 3.4 million shares of our outstanding common stock for approximately $100 million.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2017	2016	Change
Cash provided by (used in):
Operating activities	$1,139	$1,079	$60
Investing activities	(3,019)	(3,081)	62
Financing activities	2,139	2,064	75
Effect of exchange rate changes	27	13	14
Net increase in cash and cash equivalents	286	75	211
Cash and cash equivalents, beginning of period	490	452	38
Cash and cash equivalents, end of period	$776	$527	$249

The increase in cash provided by operating activities during the six months ended June 30, 2017 compared with the same period in 2016 is principally due to changes in the components of working capital.

The decrease in cash used in investing activities during the six months ended June 30, 2017 compared with the same period in 2016 is primarily due to a net decrease in investment in vehicles.

The increase in cash provided by financing activities during the six months ended June 30, 2017 compared with the same period in 2016 primarily reflects a decrease in our repurchases of common stock.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2017, we had approximately $15 billion of indebtedness, including corporate indebtedness of approximately $4 billion and debt under vehicle programs of approximately $11 billion. For detailed information regarding our debt and borrowing arrangements, see Notes 9 and 10 to our Consolidated Condensed Financial Statements.

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

As discussed above, as of June 30, 2017, we have cash and cash equivalents of approximately $0.8 billion, available borrowing capacity under our committed credit facilities of approximately $0.5 billion and available capacity under our vehicle programs of approximately $1.6 billion.

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

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings, including a maximum leverage ratio. As of June 30, 2017, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2016 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $6.0 billion from December 31, 2016, to approximately $1.7 billion at June 30, 2017. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

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

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2017 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended June 30, 2017. For additional information regarding our long-term borrowings and financial instruments, see Notes 9, 10 and 14 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

During the quarter ended June 30, 2017, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 11 to our Consolidated Condensed Financial Statements and refer to the Company’s 2016 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 1A.	Risk Factors

During the quarter ended June 30, 2017, the Company had no material developments to report with respect to its risk factors. For additional information regarding the Company’s risk factors, please refer to the Company’s 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s common stock repurchases by month for the quarter ended June 30, 2017:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2017	637,823	$29.00	637,823	$231,976,168
May 2017	339,639	25.03	339,639	223,476,318
June 2017	948,580	24.25	948,580	200,476,522
Total	1,926,042	$25.96	1,926,042	$200,476,522
__________

(a)
Excludes, for the three months ended June 30, 2017, 40,658 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

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

AVIS BUDGET GROUP, INC.

Date:	August 8, 2017
/s/ Martyn Smith
Martyn Smith
Interim Chief Financial Officer

Date:	August 8, 2017
/s/ David T. Calabria
David T. Calabria
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1
Certificate of Elimination of Series R Preferred Stock of Avis Budget Group, Inc. dated May 3, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 3, 2017).

4.1
Amendment No. 1, dated May 3, 2017, to Rights Agreement, dated as of January 23, 2017, between Avis Budget Group, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 2017).

10.1
Amended and Restated Cooperation Agreement, dated May 3, 2017, by and among Avis Budget Group, Inc. and SRS (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 3, 2017).

10.2
Ninth Master Amendment and Restatement Deed, by and among CarFin Finance International DAC, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and FleetCos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated May 16, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2017).*

10.3	Employment Letter, dated June 6, 2017, between Martyn Smith and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2017).
10.4
Separation Agreement, dated June 7, 2017, between David B. Wyshner and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 8, 2017).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Interim Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
____________________

*
Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.