Form 10-Q
period 2017-09-30
AVIS BUDGET GROUP, INC.
filed 2017-11-07
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer’s common stock was 81,421,558 shares as of October 31, 2017.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Vehicle rental	$1,949	$1,871	$4,798	$4,772
Other	803	785	2,031	2,008
Net revenues	2,752	2,656	6,829	6,780

Expenses
Operating	1,256	1,219	3,413	3,381
Vehicle depreciation and lease charges, net	616	576	1,717	1,571
Selling, general and administrative	320	315	875	896
Vehicle interest, net	78	77	215	215
Non-vehicle related depreciation and amortization	66	63	194	189
Interest expense related to corporate debt, net:
Interest expense	45	51	142	157
Early extinguishment of debt	—	—	3	10
Restructuring and other related charges	7	6	52	26
Transaction-related costs, net	—	4	8	13
Total expenses	2,388	2,311	6,619	6,458

Income before income taxes	364	345	210	322
Provision for income taxes	119	136	69	128

Net income	$245	$209	$141	$194

Comprehensive income	$279	$235	$251	$294

Earnings per share
Basic	$2.96	$2.32	$1.68	$2.07
Diluted	$2.91	$2.28	$1.65	$2.05
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$814	$490
Receivables, net	855	808
Other current assets	750	519
Total current assets	2,419	1,817

Property and equipment, net	693	685
Deferred income taxes	1,566	1,493
Goodwill	1,065	1,007
Other intangibles, net	863	870
Other non-current assets	182	193
Total assets exclusive of assets under vehicle programs	6,788	6,065

Assets under vehicle programs:
Program cash	180	225
Vehicles, net	11,801	10,464
Receivables from vehicle manufacturers and other	709	527
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	395	362
	13,085	11,578
Total assets	$19,873	$17,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,866	$1,488
Short-term debt and current portion of long-term debt	26	279
Total current liabilities	1,892	1,767

Long-term debt	3,565	3,244
Other non-current liabilities	760	764
Total liabilities exclusive of liabilities under vehicle programs	6,217	5,775

Liabilities under vehicle programs:
Debt	3,781	2,183
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,785	6,695
Deferred income taxes	2,424	2,429
Other	265	340
	13,255	11,647
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, at each date	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, at each date	1	1
Additional paid-in capital	6,862	6,918
Accumulated deficit	(1,442)	(1,639)
Accumulated other comprehensive loss	(44)	(154)
Treasury stock, at cost—55 and 51 shares, respectively	(4,976)	(4,905)
Total stockholders’ equity	401	221
Total liabilities and stockholders’ equity	$19,873	$17,643
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$141	$194
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,500	1,453
(Gain) loss on sale of vehicles, net	53	(15)
Non-vehicle related depreciation and amortization	194	189
Stock-based compensation	8	21
Amortization of debt financing fees	25	29
Early extinguishment of debt costs	3	10
Net change in assets and liabilities:
Receivables	(112)	(149)
Income taxes and deferred income taxes	16	80
Accounts payable and other current liabilities	74	43
Other, net	139	256
Net cash provided by operating activities	2,041	2,111

Investing activities
Property and equipment additions	(138)	(125)
Proceeds received on asset sales	6	10
Net assets acquired (net of cash acquired)	(17)	(4)
Other, net	5	4
Net cash used in investing activities exclusive of vehicle programs	(144)	(115)

Vehicle programs:
Decrease in program cash	53	138
Investment in vehicles	(9,672)	(10,151)
Proceeds received on disposition of vehicles	6,872	7,373
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(33)	—
	(2,780)	(2,640)
Net cash used in investing activities	(2,924)	(2,755)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Financing activities
Proceeds from long-term borrowings	589	896
Payments on long-term borrowings	(596)	(527)
Net change in short-term borrowings	(3)	1
Repurchases of common stock	(144)	(299)
Debt financing fees	(9)	(15)
Net cash (used in) provided by financing activities exclusive of vehicle programs	(163)	56

Vehicle programs:
Proceeds from borrowings	14,276	11,879
Payments on borrowings	(12,930)	(10,752)
Debt financing fees	(8)	(20)
	1,338	1,107
Net cash provided by financing activities	1,175	1,163

Effect of changes in exchange rates on cash and cash equivalents	32	14

Net increase in cash and cash equivalents	324	533
Cash and cash equivalents, beginning of period	490	452
Cash and cash equivalents, end of period	$814	$985
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
The Company operates the following reportable business segments:

•
Americas—consisting primarily of (i) vehicle rental operations in North America, South America, Central America and the Caribbean, (ii) car sharing operations in certain of these markets, and (iii) licensees in the areas in which the Company does not operate directly.

•
International—consisting primarily of (i) vehicle rental operations in Europe, the Middle East, Africa, Asia, Australasia, (ii) car sharing operations in certain of these markets, and (iii) licensees in the areas in which the Company does not operate directly.

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. The fair value of the assets acquired and liabilities assumed in connection with the Company’s fourth quarter 2016 acquisition of FranceCars has not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price during the nine months ended September 30, 2017.

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended September 30, 2017 and 2016, the Company recorded a $2 million gain and a $1 million loss, respectively and during the nine months ended September 30, 2017 and 2016, the Company recorded a $2 million gain and a $8 million loss, respectively, on such items.

Adoption of New Accounting Pronouncements

On January 1, 2017, as a result of a new accounting pronouncement, the Company adopted Accounting Standards Update (”ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, minimum statutory withholding requirements and classification in the statement of cash flows. Accordingly, in the Company’s Consolidated Condensed Balance Sheet at January 1, 2017, deferred income tax assets, net of the valuation allowance were increased by $56 million related to previously unrecognized excess tax benefits associated with equity awards, with a corresponding decrease to accumulated deficit, using the modified retrospective method. In addition, in the Company’s Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2016, cash taxes paid related to shares directly withheld from employees for tax purposes of $10 million were reclassified from accounts payable and other current liabilities within net cash provided by operating activities to repurchases of common stock within net cash provided by financing activities exclusive of vehicle programs. The Company elected to account for forfeitures on an actual basis, which did not have a material impact on its Consolidated Condensed Financial Statements.

Recently Issued Accounting Pronouncements

Accounting for Hedging Activities

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends the existing guidance to allow companies to more accurately present the economic results of an entity’s risk management activities in the financial statements. ASU 2017-12 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect of this accounting pronouncement on its Consolidated Financial Statements.

Scope of Modification Accounting for Share-Based Payment Awards

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance on the types of changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting. ASU 2017-09 becomes effective for the Company on January 1, 2018. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost,” which requires an entity to disaggregate the components of net benefit cost recognized in the consolidated statements of operations. ASU 2017-07 becomes effective for the Company on January 1, 2018. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Accounting for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 becomes effective for the Company on January 1, 2020. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s Consolidated Financial Statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which assists entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 becomes effective for the Company on January 1, 2018. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 becomes effective for the Company on January 1, 2018. Early adoption is permitted. The adoption of this accounting pronouncement will impact the presentation of program cash in the Company’s Consolidated Statements of Cash Flows.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 becomes effective for the Company on January 1, 2018. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which sets forth a current expected credit loss impairment model for financial assets that replaces the current incurred loss model. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. ASU 2016-13 becomes effective for the Company on January 1, 2020. Early adoption is permitted as of January 1, 2019. The adoption of this accounting pronouncement is not expected to have a material impact on the Company's Financial Statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term and expands disclosure of key information about leasing arrangements. The ASU does not significantly change a lessee’s recognition, measurement and presentation of expenses and cash flows. Additionally, ASU 2016-02 aligns key aspects of lessor accounting with the new revenue recognition guidance in ASU 2014-09, “Revenue from Contracts with Customers” (see below). ASU 2016-02 becomes effective for the Company on January 1, 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating and planning for the implementation of this ASU, including assessing its overall impact, and expects most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will materially increase total assets and total liabilities relative to such amounts prior to adoption. The Company has determined portions of its vehicle rental contracts that convey the right to control the use of identified assets are within the scope of the accounting guidance contained in ASU 2016-02. As discussed in Revenue from Contracts with Customers below, the Company’s vehicle rental revenues will be accounted for under the revenue accounting standard (“Topic 606”) effective January 1, 2018, until the adoption of this accounting pronouncement on January 1, 2019.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which makes limited amendments to the classification and measurement of financial instruments. The new standard amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 becomes effective for the Company on January 1, 2018. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 becomes effective for the Company on January 1, 2018 and may be adopted on either a full or modified retrospective basis. The Company is currently evaluating and planning for the implementation of this ASU and has determined it will adopt the requirements of the new standard on a modified retrospective basis using the practical expedient not to restate contracts that begin and end within the same prior fiscal year. The Company derives revenue primarily by providing vehicle rentals and ancillary products to customers and has determined this ASU will affect its presentation of vehicle rental and other revenue as the total transaction price for each vehicle rental contract will need to be allocated among performance obligations based on standalone selling price. ASU 2014-09 defines standalone selling price as the observable price of a good or service when sold separately in similar circumstances and to similar customers. The Company has also determined this ASU will impact its accounting for its customer loyalty program and rebates. As discussed in Leases above, the Company’s vehicle rental revenues will be accounted for under Topic 606 effective January 1, 2018, until the adoption of Topic 842 on January 1, 2019.

2.	Restructuring and Other Related Charges

Restructuring

During first quarter 2017, the Company initiated a strategic restructuring initiative to drive operational efficiency throughout the organization by reducing headcount, improving processes and consolidating functions, closing certain rental locations and decreasing the size of its fleet (the “T17”). During the nine months ended September 30, 2017, as part of this initiative, the Company formally communicated the termination of employment to approximately 620 employees, and as of September 30, 2017, the Company had terminated the employment of approximately 595 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company expects further restructuring expense of approximately $4 million related to this initiative to be incurred in fourth quarter 2017.

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

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

		Americas	International	Total
Balance as of January 1, 2017		$1	$5	$6
Restructuring expense:
T17		24	7	31
Restructuring payment/utilization:
T17		(23)	(7)	(30)
T15		(1)	(2)	(3)
Acquisition integration		—	(1)	(1)
Balance as of September 30, 2017		$1	$2	$3

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2017	$5	$1	$—	$6
Restructuring expense:
T17	17	—	14	31
Restructuring payment/utilization:
T17	(15)	(1)	(14)	(30)
T15	(3)	—	—	(3)
Acquisition integration	(1)	—	—	(1)
Balance as of September 30, 2017	$3	$—	$—	$3
__________

(a)	Includes expenses primarily related to the disposition of vehicles.

Other Related Charges

Officer Separation Costs

On May 12, 2017, the Company announced the resignation of David B. Wyshner as the Company’s President and Chief Financial Officer. In connection with Mr. Wyshner’s departure, the Company recorded other related charges of $7 million during the nine months ended September 30, 2017, inclusive of accelerated stock-based compensation expense of $2 million.

Limited Voluntary Opportunity Plan (“LVOP”)

During second quarter 2017, the Company decided to offer a voluntary termination program to certain employees in the Americas’ field operations, shared services, and general and administrative functions for a limited time. These employees, if qualified, can elect resignation from employment in return for enhanced severance benefits to be settled in cash. During the nine months ended September 30, 2017, the Company recorded other related charges of $14 million in connection with the LVOP. Approximately 325 qualified employees elected to participate in the plan, and as of September 30, 2017, the Company had terminated the employment of approximately 255 of these participants.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income for basic and diluted EPS	$245	$209	$141	$194

Basic weighted average shares outstanding	82.6	90.4	84.1	93.5
Options and non-vested stock (a)	1.4	1.4	1.4	1.3
Diluted weighted average shares outstanding	84.0	91.8	85.5	94.8

Earnings per share:
Basic	$2.96	$2.32	$1.68	$2.07
Diluted	$2.91	$2.28	$1.65	$2.05
__________

(a)
For the three months ended September 30, 2017 and 2016, 0.7 million and 0.2 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 30, 2017 and 2016, 0.8 million and 0.2 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

4.	Other Current Assets

Other current assets consisted of:

	As of September 30, 2017	As of December 31, 2016
Sales and use taxes	$348	$153
Prepaid expenses	231	212
Other	171	154
Other current assets	$750	$519

5.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$279	$133	$146	$261	$109	$152
Customer relationships	240	113	127	224	90	134
Other	50	15	35	46	12	34
Total	$569	$261	$308	$531	$211	$320

Unamortized Intangible Assets
Goodwill (a)	$1,065			$1,007
Trademarks	$555			$550
_________

(a)	The increase in the carrying amount since December 31, 2016 primarily reflects currency translation.

For the three months ended September 30, 2017 and 2016, amortization expense related to amortizable intangible assets was approximately $17 million and $15 million, respectively. For the nine months ended September 30, 2017 and 2016, amortization expense related to amortizable intangible assets was approximately $48 million in each period. Based on the Company’s amortizable intangible assets at September 30, 2017, the Company expects amortization expense of approximately $14 million for the remainder of 2017, $47 million for 2018, $41 million for 2019, $40 million for 2020, $30 million for 2021 and $24 million for 2022, excluding effects of currency exchange rates.

6.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	September 30,	December 31,
	2017	2016
Rental vehicles	$12,993	$10,937
Less: Accumulated depreciation	(1,627)	(1,454)
	11,366	9,483
Vehicles held for sale	435	981
Vehicles, net	$11,801	$10,464

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation expense	$547	$523	$1,500	$1,453
Lease charges	67	57	164	133
(Gain) loss on sale of vehicles, net	2	(4)	53	(15)
Vehicle depreciation and lease charges, net	$616	$576	$1,717	$1,571

At September 30, 2017 and 2016, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $231 million and $164 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $707 million and $586 million, respectively.

7.	Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2017 is a provision of 32.9%. Such rate differed from the Federal statutory rate of 35.0% primarily due to foreign taxes as a result of the mix of the Company’s earnings between the U.S. and foreign jurisdictions.

The Company’s effective tax rate for the nine months ended September 30, 2016 was a provision of 39.8%. Such rate differed from the Federal statutory rate of 35.0% primarily due to state and foreign income taxes.

8.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2017	2016
Accounts payable	$426	$343
Accrued sales and use taxes	329	206
Accrued payroll and related	172	173
Deferred revenue – current	154	114
Public liability and property damage insurance liabilities – current	141	141
Accrued commissions	126	86
Other	518	425
Accounts payable and other current liabilities	$1,866	$1,488

9.	Long-term Corporate Debt and Borrowing Arrangements

Long-term and other borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	September 30,	December 31,
		2017	2016
Floating Rate Senior Notes	December 2017	$—	$249
Floating Rate Term Loan	March 2019	—	144
6% euro-denominated Senior Notes	March 2021	—	194
Floating Rate Term Loan (a)	March 2022	1,139	816
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	675	675
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	354	316
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	295	—
Other (b)		51	57
Deferred financing fees		(48)	(53)
Total		3,591	3,523
Less: Short-term debt and current portion of long-term debt		26	279
Long-term debt		$3,565	$3,244
__________

(a)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2017, the floating rate term loan due 2022 bears interest at three-month LIBOR plus 200 basis points, for an aggregate rate of 3.34%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.75%.

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

Committed Credit Facilities and Available Funding Arrangements

At September 30, 2017, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2021 (a)	$1,800	$—	$1,058	$742
Other facilities (b)	3	3	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 3.10% to 3.18% as of September 30, 2017.

At September 30, 2017, the Company had various uncommitted credit facilities available, under which it had drawn approximately $2 million, which bear interest at rates between 0.74% and 4.50%.
Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of September 30, 2017, the Company was in compliance with the financial covenants governing its indebtedness.

10.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2017	2016
Americas - Debt due to Avis Budget Rental Car Funding (a)	$6,816	$6,733
Americas - Debt borrowings (a)	947	577
International - Debt borrowings (a)	2,684	1,449
International - Capital leases	159	162
Other	1	7
Deferred financing fees (b)	(41)	(50)
Total	$10,566	$8,878
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of September 30, 2017 and December 31, 2016 were $31 million and $38 million, respectively.

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

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at September 30, 2017.

Debt under Vehicle Programs
Within 1 year (a)	$1,868
Between 1 and 2 years	4,751
Between 2 and 3 years	1,908
Between 3 and 4 years	1,143
Between 4 and 5 years	800
Thereafter	137
Total	$10,607
__________

(a)	Vehicle-backed debt maturing within one year primarily represents term asset-backed securities.

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2017, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding (b)	$9,106	$6,816	$2,290
Americas - Debt borrowings (c)	974	947	27
International - Debt borrowings (d)	2,897	2,684	213
International - Capital leases (e)	189	159	30
Other	1	1	—
Total	$13,167	$10,607	$2,560
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $8.4 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.3 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by approximately $3.1 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by approximately $0.2 billion of underlying vehicles and related assets.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2017, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In February 2017, following a state court trial in Georgia, a jury found the Company liable for damages in a case brought by a plaintiff who was injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. In March 2017, the Company was also found liable for damages in a companion case arising from the same incident. The Company considers the attribution of liability to the Company, and the amount of damages awarded, to be unsupported by the facts of these cases and intends to appeal the verdicts. The Company has recognized a liability for the expected loss related to these cases, net of recoverable insurance proceeds, of approximately $12 million.

The Company is involved in claims, legal proceedings and governmental inquiries related, among other things, to its vehicle rental operations, including contract and licensee disputes, competition matters, employment matters, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $50 million in excess of amounts accrued as of September 30, 2017; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $6.1 billion of vehicles from manufacturers over the next 12 months financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk at September 30, 2017 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, General Motors and Chrysler, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $30 million and $19 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

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

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $1.5 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. During the nine months ended September 30, 2017, the Company repurchased approximately 4.2 million shares of common stock at a cost of approximately $127 million under the program. During the nine months ended September 30, 2016, the Company repurchased approximately 9.5 million shares of common stock at a cost of approximately $290 million under the program. As of September 30, 2017, approximately $174 million of authorization remains available to repurchase common stock under this plan.

Total Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$245	$209	$141	$194
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $9, $3, $29 and $7, respectively)	32	20	105	100
Net unrealized gain (loss) on available-for-sale securities (net of tax of $(1), $0, $(1), $0, respectively)	—	1	1	1
Net unrealized gain (loss) on cash flow hedges (net of tax of $(1), $(3), $0 and $2, respectively)	1	4	—	(4)
Minimum pension liability adjustment (net of tax of $(1), $0, $(2) and $(1), respectively)	1	1	4	3
	34	26	110	100
Comprehensive income	$279	$235	$251	$294
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities(b)	Minimum Pension Liability Adjustment(c)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(39)	$2	$1	$(118)	$(154)
Other comprehensive income (loss) before reclassifications	105	(2)	1	—	104
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	4	6
Net current-period other comprehensive income (loss)	105	—	1	4	110
Balance, September 30, 2017	$66	$2	$2	$(114)	$(44)

Balance, January 1, 2016	$(80)	$(2)	$—	$(65)	$(147)
Other comprehensive income (loss) before reclassifications	100	(7)	—	—	93
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	1	3	7
Net current-period other comprehensive income (loss)	100	(4)	1	3	100
Balance, September 30, 2016	$20	$(6)	$1	$(62)	$(47)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $39 million gain, net of tax, as of September 30, 2017 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 14 - Financial Instruments).

(a)
For the three and nine months ended September 30, 2017, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $1 million ($1 million, net of tax) and $3 million ($2 million, net of tax), respectively. For the three and nine months ended September 30, 2016, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $2 million ($1 million, net of tax) and $6 million ($3 million, net of tax), respectively.

(b)
For the three and nine months ended September 30, 2016, amounts reclassified from accumulated other comprehensive income (loss) into operating expenses were $1 million ($1 million, net of tax) in each period.

(c)
For the three and nine months ended September 30, 2017, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $6 million ($4 million, net of tax), respectively. For the three and nine months ended September 30, 2016, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $1 million ($1 million, net of tax) and $4 million ($3 million, net of tax), respectively.

13.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $1 million and $7 million ($1 million and $5 million, net of tax) during the three months ended September 30, 2017 and 2016, respectively, and $6 million and $21 million ($4 million and $14 million, net of tax) during the nine months ended September 30, 2017 and 2016, respectively.

The Company uses a Monte Carlo simulation model to calculate the fair value of stock unit awards containing a market condition. For the nine months ended September 30, 2017, the Company did not issue any stock unit awards containing a market condition. For the nine months ended September 30, 2016, the Company’s weighted average assumptions for expected stock price volatility, risk-free interest rate, valuation period and dividend yield were 46%, 0.98%, 3 years, and 0.0%, respectively.

The activity related to the Company’s restricted stock units (“RSUs”) consisted of (in thousands of shares):

	Time-Based RSUs		Performance-Based and Market-Based RSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017 (a)	878	$34.83	923	$34.11
Granted	915	35.32	572	35.21
Vested (b)	(470)	37.11	(146)	36.55
Forfeited/expired	(92)	32.53	(304)	38.73
Outstanding at September 30, 2017 (c)	1,231	$34.50	1,045	$33.03
__________

(a)
Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs, and performance-based and market-based RSUs granted during the nine months ended September 30, 2016 was $25.92 and $23.33, respectively.

(b)	The total grant date fair value of RSUs vested during the nine months ended September 30, 2017 and 2016 was $23 million and $27 million, respectively.

(c)
The Company assumes 0.1 million of performance-based and market-based RSUs outstanding awards will vest over time with weighted average grate date fair value of $36.64. The Company’s outstanding time-based RSUs, and performance-based and market-based RSUs expected to vest had aggregate intrinsic values of $47 million and $4 million, respectively. Aggregate unrecognized compensation expense related to time-based RSUs, and performance-based and market-based RSUs amounted to $40 million and will be recognized over a weighted average vesting period of 1.3 years.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2017	810	$2.91	$27	2.3
Granted	—	—	—
Exercised	(14)	0.79	—
Forfeited/expired	—	—	—
Outstanding and exercisable at September 30, 2017	796	$2.95	$28	1.5

14.	Financial Instruments

Derivative Instruments and Hedging Activities
Currency Risk. The Company uses currency exchange contracts to manage its exposure to changes in currency exchange rates associated with certain of its non-U.S.-dollar denominated receivables and forecasted royalties, forecasted earnings of non-U.S. subsidiaries and forecasted non-U.S.-dollar denominated acquisitions. The Company primarily hedges a portion of its current-year currency exposure to the Australian, Canadian and New Zealand dollars, the euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third-party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. The Company has designated its euro-denominated notes as a hedge of its investment in euro-denominated foreign operations.
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during the three and nine months ended September 30, 2017 and 2016 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create what it deems an appropriate mix of fixed and floating rate assets and liabilities. The

Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its consolidated results of operations. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness related to the Company’s cash flow hedges was not material during the three and nine months ended September 30, 2017 and 2016. The Company estimates that $2 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

The Company enters into derivative commodity contracts to manage its exposure in the U.S. to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

The Company held derivative instruments with absolute notional values as follows:

As of September 30, 2017
Interest rate caps (a)	$11,035
Interest rate swaps	1,100
Foreign exchange contracts	887

Commodity contracts (millions of gallons of unleaded gasoline)	4
__________

(a)
Represents $8.0 billion of interest rate caps sold, partially offset by approximately $3.0 billion of interest rate caps purchased. These amounts exclude $5.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2017		As of December 31, 2016
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$4	$2	$7	$4

Derivatives not designated as hedging instruments
Interest rate caps (b)	—	1	1	7
Foreign exchange contracts (c)	7	10	7	2
Total	$11	$13	$15	$13
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss).

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives designated as hedging instruments (a)
Interest rate swaps	$1	$4	$—	$(4)
Euro-denominated notes	(13)	(3)	(44)	(11)
Derivatives not designated as hedging instruments (b)
Interest rate caps (c)	(1)	—	(1)	(1)
Foreign exchange contracts (d)	(11)	5	(44)	17
Commodity contracts (e)	1	—	(1)	—
Total	$(23)	$6	$(90)	$1
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)	For the three and nine months ended September 30, 2016 and 2017, included in vehicle interest, net.

(d)
For the three months ended September 30, 2017, included a $7 million loss in interest expense and a $4 million loss in operating expense and for the nine months ended September 30, 2017, included a $25 million loss in interest expense and a $19 million loss in operating expense. For the three months ended September 30, 2016, included a $8 million gain in interest expense and a $3 million loss in operating expense and for the nine months ended September 30, 2016, included a $43 million gain in interest expense and a $26 million loss in operating expense.

(e)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$26	$26	$279	$280
Long-term debt	3,565	3,667	3,244	3,265

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$6,785	$6,834	$6,695	$6,722
Vehicle-backed debt	3,780	3,786	2,176	2,187
Interest rate swaps and interest rate caps (a)	1	1	7	7
__________

(a)	Derivatives in a liability position.

15.	Segment Information

The Company’s chief operating decision-maker assesses performance and allocates resources based upon the separate financial information from each of the Company’s operating segments. In identifying its reportable segments, the Company considered the nature of services provided, the geographical areas in which the segments operated and other relevant factors. The Company aggregates certain of its operating segments into its reportable segments.

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

		Three Months Ended September 30,
		2017		2016
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,839	$303	$1,821	$306
	International	913	194	835	179
	Corporate and Other (a)	—	(15)	—	(16)
Total Company		$2,752	$482	$2,656	$469

Reconciliation of Adjusted EBITDA to income before income taxes
			2017		2016
	Adjusted EBITDA		$482		$469
Less:	Non-vehicle related depreciation and amortization		66		63
	Interest expense related to corporate debt, net		45		51
	Restructuring and other related charges		7		6
	Transaction-related costs, net		—		4
	Income before income taxes		$364		$345
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

		Nine Months Ended September 30,
		2017		2016
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$4,718	$379	$4,778	$532
	International	2,111	260	2,002	237
	Corporate and Other (a)	—	(44)	—	(52)
Total Company		$6,829	$595	$6,780	$717

Reconciliation of Adjusted EBITDA to income before income taxes
			2017		2016
	Adjusted EBITDA		$595		$717
Less:	Non-vehicle related depreciation and amortization		194		189
	Interest expense related to corporate debt, net		142		157
	Early extinguishment of corporate debt		3		10
	Restructuring and other related charges		52		26
	Transaction-related costs, net		8		13
	Charges for legal matter, net (b)		(14)		—
	Income before income taxes		$210		$322
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Reported within operating expenses in our Consolidated Condensed Statements of Comprehensive Income.

Since December 31, 2016, there have been no significant changes in segment assets other than the Company’s International segment assets. As of September 30, 2017 and December 31, 2016, International segment assets exclusive of assets under vehicle programs were approximately $2.6 billion and $2.0 billion, respectively, and International segment assets under vehicle programs were approximately $3.5 billion and $2.4 billion, respectively, due to seasonality.

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, Consolidating Condensed Balance Sheets as of September 30, 2017 and December 31, 2016, and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 9 - Long-term Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended September 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,228	$721	$—	$1,949
Other	—	—	341	1,073	(611)	803
Net revenues	—	—	1,569	1,794	(611)	2,752

Expenses
Operating	—	5	710	541	—	1,256
Vehicle depreciation and lease charges, net	—	—	568	605	(557)	616
Selling, general and administrative	9	2	174	135	—	320
Vehicle interest, net	—	—	53	79	(54)	78
Non-vehicle related depreciation and amortization	—	—	41	25	—	66
Interest expense related to corporate debt, net:
Interest expense	—	38	2	5	—	45
Intercompany interest expense (income)	(3)	25	6	(28)	—	—
Restructuring and other related charges	—	5	(2)	4	—	7
Total expenses	6	75	1,552	1,366	(611)	2,388
Income (loss) before income taxes and equity in earnings of subsidiaries	(6)	(75)	17	428	—	364
Provision for (benefit from) income taxes	(6)	(30)	87	68	—	119
Equity in earnings of subsidiaries	245	290	360	—	(895)	—
Net income	$245	$245	$290	$360	$(895)	$245

Comprehensive income	$279	$278	$323	$392	$(993)	$279

Nine Months Ended September 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,169	$1,629	$—	$4,798
Other	—	—	924	2,966	(1,859)	2,031
Net revenues	—	—	4,093	4,595	(1,859)	6,829

Expenses
Operating	2	18	1,994	1,399	—	3,413
Vehicle depreciation and lease charges, net	—	—	1,728	1,690	(1,701)	1,717
Selling, general and administrative	29	6	485	355	—	875
Vehicle interest, net	—	—	150	223	(158)	215
Non-vehicle related depreciation and amortization	—	1	121	72	—	194
Interest expense related to corporate debt, net:
Interest expense	—	118	3	21	—	142
Intercompany interest expense (income)	(9)	80	17	(88)	—	—
Early extinguishment of debt	—	4	—	(1)	—	3
Restructuring and other related charges	—	7	37	8	—	52
Transaction-related costs, net	—	—	—	8	—	8
Total expenses	22	234	4,535	3,687	(1,859)	6,619
Income (loss) before income taxes and equity in earnings of subsidiaries	(22)	(234)	(442)	908	—	210
Provision for (benefit from) income taxes	(10)	(92)	59	112	—	69
Equity in earnings of subsidiaries	153	295	796	—	(1,244)	—
Net income	$141	$153	$295	$796	$(1,244)	$141

Comprehensive income	$251	$262	$405	$904	$(1,571)	$251

Three Months Ended September 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$1,216	$655	$—	$1,871
Other	—	—	344	1,021	(580)	785
Net revenues	—	—	1,560	1,676	(580)	2,656

Expenses
Operating	1	3	719	496	—	1,219
Vehicle depreciation and lease charges, net	—	—	525	575	(524)	576
Selling, general and administrative	10	4	173	128	—	315
Vehicle interest, net	—	—	55	78	(56)	77
Non-vehicle related depreciation and amortization	—	—	38	25	—	63
Interest expense related to corporate debt, net:
Interest expense	—	41	1	9	—	51
Intercompany interest expense (income)	(3)	(3)	6	—	—	—
Restructuring and other related charges	—	—	1	5	—	6
Transaction-related costs, net	—	—	—	4	—	4
Total expenses	8	45	1,518	1,320	(580)	2,311
Income (loss) before income taxes and equity in earnings of subsidiaries	(8)	(45)	42	356	—	345
Provision for (benefit from) income taxes	(3)	(18)	87	70	—	136
Equity in earnings of subsidiaries	214	241	286	—	(741)	—
Net income	$209	$214	$241	$286	$(741)	$209

Comprehensive income	$235	$239	$262	$307	$(808)	$235

Nine Months Ended September 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$3,229	$1,543	$—	$4,772
Other	—	—	931	2,746	(1,669)	2,008
Net revenues	—	—	4,160	4,289	(1,669)	6,780

Expenses
Operating	3	14	2,013	1,351	—	3,381
Vehicle depreciation and lease charges, net	—	—	1,514	1,571	(1,514)	1,571
Selling, general and administrative	29	14	492	361	—	896
Vehicle interest, net	—	—	149	221	(155)	215
Non-vehicle related depreciation and amortization	—	1	115	73	—	189
Interest expense related to corporate debt, net:
Interest expense	—	122	3	32	—	157
Intercompany interest expense (income)	(9)	(8)	17	—	—	—
Early extinguishment of debt	—	10	—	—	—	10
Restructuring and other related charges	—	—	8	18	—	26
Transaction-related costs, net	—	1	1	11	—	13
Total expenses	23	154	4,312	3,638	(1,669)	6,458
Income (loss) before income taxes and equity in earnings of subsidiaries	(23)	(154)	(152)	651	—	322
Provision for (benefit from) income taxes	(9)	(61)	119	79	—	128
Equity in earnings of subsidiaries	208	301	572	—	(1,081)	—
Net income	$194	$208	$301	$572	$(1,081)	$194

Comprehensive income	$294	$307	$403	$672	$(1,382)	$294

Consolidating Condensed Balance Sheets

As of September 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$17	$—	$794	$—	$814
Receivables, net	—	—	248	607	—	855
Other current assets	2	87	116	545	—	750
Total current assets	5	104	364	1,946	—	2,419

Property and equipment, net	—	164	321	208	—	693
Deferred income taxes	19	1,248	272	27	—	1,566
Goodwill	—	—	489	576	—	1,065
Other intangibles, net	—	27	486	350	—	863
Other non-current assets	58	24	18	82	—	182
Intercompany receivables	181	376	1,552	903	(3,012)	—
Investment in subsidiaries	203	4,126	4,064	—	(8,393)	—
Total assets exclusive of assets under vehicle programs	466	6,069	7,566	4,092	(11,405)	6,788

Assets under vehicle programs:
Program cash	—	—	—	180	—	180
Vehicles, net	—	22	64	11,715	—	11,801
Receivables from vehicle manufacturers and other	—	1	1	707	—	709
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	395	—	395
	—	23	65	12,997	—	13,085
Total assets	$466	$6,092	$7,631	$17,089	$(11,405)	$19,873

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$13	$236	$587	$1,030	$—	$1,866
Short-term debt and current portion of long-term debt	—	17	3	6	—	26
Total current liabilities	13	253	590	1,036	—	1,892

Long-term debt	—	2,911	4	650	—	3,565
Other non-current liabilities	52	84	227	397	—	760
Intercompany payables	—	2,634	376	2	(3,012)	—
Total liabilities exclusive of liabilities under vehicle programs	65	5,882	1,197	2,085	(3,012)	6,217

Liabilities under vehicle programs:
Debt	—	7	60	3,714	—	3,781
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,785	—	6,785
Deferred income taxes	—	—	2,247	177	—	2,424
Other	—	—	1	264	—	265
	—	7	2,308	10,940	—	13,255
Total stockholders’ equity	401	203	4,126	4,064	(8,393)	401
Total liabilities and stockholders’ equity	$466	$6,092	$7,631	$17,089	$(11,405)	$19,873

As of December 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$12	$—	$475	$—	$490
Receivables, net	—	—	231	577	—	808
Other current assets	2	101	90	326	—	519
Total current assets	5	113	321	1,378	—	1,817

Property and equipment, net	—	148	341	196	—	685
Deferred income taxes	20	1,219	268	—	(14)	1,493
Goodwill	—	—	489	518	—	1,007
Other intangibles, net	—	28	502	340	—	870
Other non-current assets	75	24	16	78	—	193
Intercompany receivables	171	359	1,466	670	(2,666)	—
Investment in subsidiaries	42	3,717	3,698	—	(7,457)	—
Total assets exclusive of assets under vehicle programs	313	5,608	7,101	3,180	(10,137)	6,065

Assets under vehicle programs:
Program cash	—	—	—	225	—	225
Vehicles, net	—	24	70	10,370	—	10,464
Receivables from vehicle manufacturers and other	—	1	—	526	—	527
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	25	70	11,483	—	11,578
Total assets	$313	$5,633	$7,171	$14,663	$(10,137)	$17,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$23	$189	$512	$764	$—	$1,488
Short-term debt and current portion of long-term debt	—	264	3	12	—	279
Total current liabilities	23	453	515	776	—	1,767

Long-term debt	—	2,730	3	511	—	3,244
Other non-current liabilities	69	88	253	368	(14)	764
Intercompany payables	—	2,306	359	1	(2,666)	—
Total liabilities exclusive of liabilities under vehicle programs	92	5,577	1,130	1,656	(2,680)	5,775

Liabilities under vehicle programs:
Debt	—	14	66	2,103	—	2,183
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,695	—	6,695
Deferred income taxes	—	—	2,258	171	—	2,429
Other	—	—	—	340	—	340
	—	14	2,324	9,309	—	11,647
Total stockholders’ equity	221	42	3,717	3,698	(7,457)	221
Total liabilities and stockholders’ equity	$313	$5,633	$7,171	$14,663	$(10,137)	$17,643

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$44	$(45)	$70	$2,007	$(35)	$2,041

Investing activities
Property and equipment additions	—	(36)	(56)	(46)	—	(138)
Proceeds received on asset sales	—	1	—	5	—	6
Net assets acquired (net of cash acquired)	—	(1)	(5)	(11)	—	(17)
Intercompany loan receipts (advances)	—	—	—	(264)	264	—
Other, net	100	—	—	5	(100)	5
Net cash provided by (used in) investing activities exclusive of vehicle programs	100	(36)	(61)	(311)	164	(144)

Vehicle programs:
Decrease in program cash	—	—	—	53	—	53
Investment in vehicles	—	—	—	(9,672)	—	(9,672)
Proceeds received on disposition of vehicles	—	39	—	6,833	—	6,872
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(33)	—	(33)
	—	39	—	(2,819)	—	(2,780)
Net cash provided by (used in) investing activities	100	3	(61)	(3,130)	164	(2,924)

Financing activities
Proceeds from long-term borrowings	—	325	—	264	—	589
Payments on long-term borrowings	—	(401)	(2)	(193)	—	(596)
Net change in short-term borrowings	—	—	—	(3)	—	(3)
Intercompany loan borrowings (payments)	—	264	—	—	(264)	—
Repurchases of common stock	(144)	—	—	—		(144)
Debt financing fees	—	(5)	—	(4)	—	(9)
Other, net	—	(135)	—	—	135	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(144)	48	(2)	64	(129)	(163)

Vehicle programs:
Proceeds from borrowings	—	—	—	14,276	—	14,276
Payments on borrowings	—	(1)	(7)	(12,922)	—	(12,930)
Debt financing fees	—	—	—	(8)	—	(8)
	—	(1)	(7)	1,346	—	1,338
Net cash provided by (used in) financing activities	(144)	47	(9)	1,410	(129)	1,175

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	32	—	32

Net increase in cash and cash equivalents	—	5	—	319	—	324
Cash and cash equivalents, beginning of period	3	12	—	475	—	490
Cash and cash equivalents, end of period	$3	$17	$—	$794	$—	$814

Nine Months Ended September 30, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$205	$372	$50	$1,679	$(195)	$2,111

Investing activities
Property and equipment additions	—	(15)	(63)	(47)	—	(125)
Proceeds received on asset sales	—	5	1	4	—	10
Net assets acquired (net of cash acquired)	—	—	(1)	(3)	—	(4)
Intercompany loan receipts (advances)	—	—	28	(337)	309	—
Other, net	93	(1)	—	5	(93)	4
Net cash provided by (used in) investing activities exclusive of vehicle programs	93	(11)	(35)	(378)	216	(115)

Vehicle programs:
Decrease in program cash	—	—	—	138	—	138
Investment in vehicles	—	(3)	(4)	(10,144)	—	(10,151)
Proceeds received on disposition of vehicles	—	25	—	7,348	—	7,373
	—	22	(4)	(2,658)	—	(2,640)
Net cash provided by (used in) investing activities	93	11	(39)	(3,036)	216	(2,755)

Financing activities
Proceeds from long-term borrowings	—	557	—	339	—	896
Payments on long-term borrowings	—	(523)	(3)	(1)	—	(527)
Net change in short-term borrowings	—	—	—	1	—	1
Intercompany loan borrowings (payments)	—	337	—	(28)	(309)	—
Repurchases of common stock	(299)	—	—	—	—	(299)
Debt financing fees	—	(10)	—	(5)	—	(15)
Other, net	—	(288)	—	—	288	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(299)	73	(3)	306	(21)	56

Vehicle programs:
Proceeds from borrowings	—	—	—	11,879	—	11,879
Payments on borrowings	—	—	(7)	(10,745)	—	(10,752)
Debt financing fees	—	—	(1)	(19)		(20)
	—	—	(8)	1,115	—	1,107
Net cash provided by (used in) financing activities	(299)	73	(11)	1,421	(21)	1,163

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	14	—	14

Net increase (decrease) in cash and cash equivalents	(1)	456	—	78	—	533
Cash and cash equivalents, beginning of period	4	70	—	378	—	452
Cash and cash equivalents, end of period	$3	$526	$—	$456	$—	$985

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Our Company

We operate three of the most recognized brands in the global vehicle rental and car sharing industry, Avis, Budget and Zipcar together with several brands well recognized in their respective markets, including Payless, Maggiore in Italy, FranceCars in France and Apex in both New Zealand and Australia. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of more than 600,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Our revenues are derived principally from vehicle rentals in our Company-owned operations and include:

•	time & mileage fees charged to our customers for vehicle rentals;

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
To date in 2017, we have operated in an uncertain and uneven economic environment marked by heightened geopolitical risks, competitive market conditions and soft used-vehicle values in the U.S. in particular. Nonetheless, we continue to anticipate that worldwide demand for vehicle rental and car sharing services will continue to grow in the remainder of 2017, most likely against a backdrop of modest and uneven global economic growth. Our access to new fleet vehicles has been adequate to meet our needs for both replacement of existing vehicles in the normal course and for growth to meet incremental demand, and we expect that to continue to be the case. We will look to pursue opportunities for pricing increases in the remaining months of 2017 in order to enhance our profitability and returns on invested capital.

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

During 2017:

•
Our revenues totaled $6.8 billion in the nine months ended September 30, 2017, increased 1% compared to the nine months ended September 30, 2016 due to higher rental volumes, offset by lower time & mileage revenue per day.

•
In the nine months ended September 30, 2017, our net income was $141 million, representing a $53 million year-over-year reduction in earnings, and our Adjusted EBITDA was $595 million, representing a $122 million year-over-year reduction, due to higher per-unit fleet costs in the Americas, partially offset by a $20 million favorable effect from currency exchange rate movements.

•
We repurchased approximately $127 million of our common stock in the nine months ended September 30, 2017 under our share repurchase program, reducing our shares outstanding by approximately 4.2 million shares, or 5%.

•
We issued €250 million of 4½% euro-denominated Senior Notes due 2025 and $188 million of incremental term loan borrowings, the proceeds of which were used to redeem all of our outstanding 6% euro-denominated Senior Notes due 2021 and our Floating Rate Senior Notes due 2017. As a result of these transactions, we will have no significant corporate debt maturities until 2022.

RESULTS OF OPERATIONS

We measure performance principally using the following key operating statistics: (i) rental days, which represent the total number of days (or portion thereof) a vehicle was rented, (ii) time & mileage revenue per rental day, which represents the average daily revenue we earned from rental time & mileage fees charged to our customers, both of which exclude our U.S. truck rental and Zipcar car sharing operations and (iii) per-unit fleet costs, which represent vehicle depreciation, lease charges and gain or loss on vehicle sales, divided by average rental fleet and exclude our U.S. truck rental operations. We also measure our ancillary revenues (rental-transaction revenue other than time & mileage revenue), such as from the sale of collision and loss damage waivers, insurance products, fuel service options and portable GPS navigation unit rentals. Our rental days and time & mileage revenue per rental day vehicle rental operating statistics are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides us with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics. We present currency exchange rate effects to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate effects are calculated by translating the current-year results at the prior-period average exchange rate plus any related gains and losses on currency hedges.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters and income taxes. Net charges for unprecedented personal-injury legal matters are recorded within operating expenses in our consolidated results of operations. We have revised our definition of Adjusted EBITDA to exclude costs associated with the separation of certain officers of the Company and our limited voluntary opportunity plan, which offers certain employees the limited opportunity to elect resignation from employment for enhanced severance benefits. Costs associated with the separation of certain officers and the limited voluntary opportunity plan are recorded as part of restructuring and other related charges in our consolidated results of operations. We did not revise prior year’s Adjusted EBITDA amounts because there were no costs similar in nature to these costs. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows investors to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Our consolidated results of operations comprised the following:

	Three Months Ended September 30,		$ Change Favorable /(Unfavorable)
	2017	2016		% Change
Revenues
Vehicle rental	$1,949	$1,871	$78	4%
Other	803	785	18	2%
Net revenues	2,752	2,656	96	4%

Expenses
Operating	1,256	1,219	(37)	(3%)
Vehicle depreciation and lease charges, net	616	576	(40)	(7%)
Selling, general and administrative	320	315	(5)	(2%)
Vehicle interest, net	78	77	(1)	(1%)
Non-vehicle related depreciation and amortization	66	63	(3)	(5%)
Interest expense related to corporate debt, net	45	51	6	12%
Restructuring and other related charges	7	6	(1)	(17%)
Transaction-related costs, net	—	4	4	*
Total expenses	2,388	2,311	(77)	(3%)

Income before income taxes	364	345	19	6%
Provision for income taxes	119	136	17	13%

Net income	$245	$209	$36	17%
__________

*	Not meaningful.

During third quarter 2017, our revenues increased as a result of a 5% increase in rental volumes. Currency exchange rate movements increased revenues by $42 million.

Total expenses increased as a result of increased rental volumes, a 3% increase in per-unit fleet costs (including a 1% negative effect from currency movements) and increased operating commissions. These increases include a $30 million negative effect from currency exchange rate movements. Our effective tax rates were a provision of 33% and 39% for the three months ended September 30, 2017 and 2016, respectively. As a result of these items, our net income increased by $36 million.

For the three months ended September 30, 2017, the Company reported earnings of $2.91 per diluted share, which includes after-tax restructuring and other related charges of ($0.06) per share. For the three months ended September 30, 2016, the Company reported earnings of $2.28 per diluted share, which includes after-tax restructuring and other related charges of ($0.05) per share and after-tax transaction-related costs of ($0.04) per share.

In the three months ended September 30, 2017:

•	Operating expenses were reduced to 45.7% of revenue from 45.9% in third quarter 2016.

•	Vehicle depreciation and lease charges increased to 22.4% of revenue from 21.7% in third quarter 2016, due to higher per-unit fleet costs, partially offset by improved utilization.

•	Selling, general and administrative costs were reduced to 11.6% of revenue compared to 11.9% in third quarter 2016.

•	Vehicle interest costs were reduced to 2.8% of revenue compared to 2.9% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	2017		2016
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,839	$303	$1,821	$306
International	913	194	835	179
Corporate and Other (a)	—	(15)	—	(16)
Total Company	$2,752	$482	$2,656	$469

	Reconciliation of Net income to Adjusted EBITDA
			2017	2016
Net income			$245	$209
Provision for income taxes			119	136
Income before income taxes			364	345

Add:	Non-vehicle related depreciation and amortization		66	63
Interest expense related to corporate debt, net			45	51
Restructuring and other related charges			7	6
Transaction-related costs, net (b)			—	4
Adjusted EBITDA			$482	$469
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	2017	2016	% Change
Revenues	$1,839	$1,821	1%
Adjusted EBITDA	303	306	(1%)

Revenues increased 1% in the third quarter 2017 compared with third quarter 2016, primarily due to a 2% increase in time & mileage revenue per day (including a 1% favorable effect from currency movements) and a 1% increase in rental volumes. Currency movements increased revenues by $6 million.

Adjusted EBITDA decreased 1% in third quarter 2017 compared with third quarter 2016, due to a 5% increase in per-unit fleet costs, partially offset by increased revenues, cost mitigating actions and improved utilization.

In the three months ended September 30, 2017:

•	Operating expenses were reduced to 45.6% of revenue from 46.2% in third quarter 2016, primarily due to cost mitigating actions.

•	Vehicle depreciation and lease charges increased to 24.2% of revenue from 23.3% in the prior-year period, due to higher per-unit fleet costs, partially offset by improved utilization.

•	Selling, general and administrative costs increased to 10.6% of revenue from 10.4% in third quarter 2016.

•	Vehicle interest costs were reduced to 3.2% of revenue compared to 3.4% in in the prior-year period.

International

	2017	2016	% Change
Revenues	$913	$835	9%
Adjusted EBITDA	194	179	8%

Revenues increased 9% in third quarter 2017 compared to third quarter 2016, due to a 13% increase in rental volumes, including a 6% benefit from FranceCars which was acquired in December 2016, partially offset by a 1% decrease in time & mileage revenue per day (including a 4% favorable effect from currency movements). Currency movements increased revenues by $36 million.

Adjusted EBITDA increased 8% in third quarter 2017 compared to third quarter 2016, primarily due to increased revenues, partially offset by inflationary cost increases and operating commissions. Currency movements increased Adjusted EBITDA by $9 million.

In the three months ended September 30, 2017:

•	Operating expenses increased to 45.5% of revenue from 45.1% in the prior-year period, primarily due inflationary costs and higher commissions, partially offset by increased revenues.

•	Vehicle depreciation and lease charges increased to 18.7% of revenue from 18.2% in the third quarter 2016, primarily due to lower time & mileage revenue per day.

•	Selling, general and administrative costs were reduced to 12.5% of revenue from 13.5% in the prior-year period, primarily due to increased revenues and cost mitigating actions.

•	Vehicle interest costs increased to 2.0% of revenue from 1.8% in third quarter 2016.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,		$ Change Favorable /(Unfavorable)
	2017	2016		% Change
Revenues
Vehicle rental	$4,798	$4,772	$26	1%
Other	2,031	2,008	23	1%
Net revenues	6,829	6,780	49	1%

Expenses
Operating	3,413	3,381	(32)	(1%)
Vehicle depreciation and lease charges, net	1,717	1,571	(146)	(9%)
Selling, general and administrative	875	896	21	2%
Vehicle interest, net	215	215	0	0%
Non-vehicle related depreciation and amortization	194	189	(5)	(3%)
Interest expense related to corporate debt, net:
Interest expense	142	157	15	10%
Early extinguishment of debt	3	10	7	70%
Restructuring and other related charges	52	26	(26)	(100%)
Transaction-related costs, net	8	13	5	38%
Total expenses	6,619	6,458	(161)	(2%)

Income before income taxes	210	322	(112)	(35%)
Provision for income taxes	69	128	59	46%

Net income	$141	$194	$(53)	(27%)

During the nine months ended September 30, 2017, our revenues increased as a result of a 4% increase in rental volumes, partially offset by a 3% reduction in time & mileage revenue per day. Currency movements increased revenues by $18 million year-over-year.

Total expenses increased as a result of higher rental volumes, a 5% increase in per-unit fleet costs and increased restructuring and other related charges, partially offset by cost mitigating actions. Currency movements decreased expenses by $16 million year-over-year. Our effective tax rates were a provision of 33% and 40% for the nine months ended September 30, 2017 and 2016, respectively. As a result of these items, our net income decreased by $53 million.

For the nine months ended September 30, 2017, the Company reported earnings of $1.65 per diluted share, which includes after-tax restructuring and other related charges of ($0.39) per share, after-tax transaction-related costs of ($0.07) per share, after-tax debt extinguishment costs of ($0.02) per share and after-tax reversal of charges for legal matter of $0.10 per share. For the nine months ended September 30, 2016, the Company reported earnings of $2.05 per diluted share, which includes after-tax restructuring and other related charges of ($0.20) per share, after-tax transaction-related costs of ($0.11) per share and after-tax debt extinguishment costs of ($0.07) per share.

In the nine months ended September 30, 2017:

•	Operating expenses were 50.0% of revenue compared to 49.9% in the prior-year period.

•
Vehicle depreciation and lease charges increased to 25.1% of revenue from 23.2% in the nine months ended September 30, 2016, primarily due to higher per-unit fleet costs and lower time & mileage revenue per day.

•	Selling, general and administrative costs were reduced to 12.8% of revenue from 13.2% in the first nine months of 2016, primarily due to cost mitigating actions.

•	Vehicle interest costs were 3.1% of revenue compared to 3.2% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	2017		2016
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$4,718	$379	$4,778	$532
International	2,111	260	2,002	237
Corporate and Other (a)	—	(44)	—	(52)
Total Company	$6,829	$595	$6,780	$717

	Reconciliation of Net income to Adjusted EBITDA
			2017	2016
Net income			$141	$194
Provision for income taxes			69	128
Income before income taxes			210	322

Add:	Non-vehicle related depreciation and amortization		194	189
Interest expense related to corporate debt, net:
Interest expense			142	157
Early extinguishment of debt			3	10
Restructuring and other related costs			52	26
Transaction-related costs, net (b)			8	13
Charges for legal matter, net (c)			(14)	—
Adjusted EBITDA			$595	$717
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

(c)	Reported within operating expenses in our consolidated results of operations.

Americas

	2017	2016	% Change
Revenues	$4,718	$4,778	(1%)
Adjusted EBITDA	379	532	(29%)

Revenues were 1% lower during the nine months ended September 30, 2017 compared with the same period in 2016, primarily due to a 2% reduction in time & mileage revenue per day, partially offset by 1% growth in rental volumes. Currency movements increased revenues by $6 million year-over-year.

Adjusted EBITDA decreased 29% in the nine months ended September 30, 2017 compared with the same period 2016, due to lower revenues and a 7% increase in per-unit fleet costs.

In the nine months ended September 30, 2017:

•	Operating expenses were 49.0% of revenue compared to 48.9% in the prior-year period.

•
Vehicle depreciation and lease charges increased to 27.6% of revenue from 25.1% in the the nine months ended September 30, 2016, primarily due to higher per-unit fleet costs and lower time & mileage revenue per day.

•	Selling, general and administrative costs were 11.4% of revenue compared to 11.3% in the prior period.

•	Vehicle interest costs, at 3.6% of revenue, remained level with the nine months ended September 30, 2016.

International

	2017	2016	% Change
Revenues	$2,111	$2,002	5%
Adjusted EBITDA	260	237	10%

Revenues increased 5% in the nine months ended September 30, 2017 compared with the same period in 2016, primarily due to a 11% increase in rental volumes, including a 6% benefit from FranceCars, partially offset by a 4% reduction in time & mileage revenue per day. Currency movements increased revenues by $12 million.

Adjusted EBITDA increased 10% in the nine months ended September 30, 2017 compared with the same period in 2016, due to increased revenues and cost mitigating actions. Currency movements increased Adjusted EBITDA by $20 million.

In the nine months ended September 30, 2017:

•	Operating expenses, at 51.7% of revenue, remained level compared to the prior-year period.

•	Vehicle depreciation and lease charges increased to 19.6% of revenue from 18.6% compared to the first nine months of 2016, primarily due to lower time & mileage revenue per day.

•	Selling, general and administrative costs were reduced to 14.3% of revenue compared to 15.7% in the prior-year period, primarily due to increased revenues and cost mitigating actions.

•	Vehicle interest costs were 2.1% of revenue compared to 2.2% in the nine months ended September 30, 2016.

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

FINANCIAL CONDITION

	September 30, 2017	December 31, 2016	Change
Total assets exclusive of assets under vehicle programs	$6,788	$6,065	$723
Total liabilities exclusive of liabilities under vehicle programs	6,217	5,775	442
Assets under vehicle programs	13,085	11,578	1,507
Liabilities under vehicle programs	13,255	11,647	1,608
Stockholders’ equity	401	221	180

Total assets exclusive of assets under vehicle programs increased primarily due to a seasonal increase in value-added tax receivables, which are recoverable from government agencies and an increase in cash. Total liabilities exclusive of liabilities under vehicle programs increased primarily due to a seasonal increase in accounts payable.

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet. The increase in stockholders’ equity is primarily due to our net income and currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the nine months ended September 30, 2017, we issued €250 million of 4½% euro-denominated Senior Notes due 2025 at par. The proceeds from this borrowing were used to redeem all of our outstanding 6% euro-denominated Senior Notes due 2021 and a portion of our Floating Rate Senior Notes due 2017. We also increased our Floating Rate Term Loan borrowing by $188 million, these proceeds were used to repay the remainder of our outstanding Floating Rate Senior Notes due 2017. In addition, our Avis Budget Rental Car Funding subsidiary issued approximately $600 million in asset-backed notes with an expected final payment date of September 2022 and a weighted average interest rate of 3%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. We also increased our capacity under our European rental fleet securitization program by €250 million, the proceeds of which were used to finance fleet purchases for certain of our European operations. During the nine months ended September 30, 2017, we repurchased approximately 4.2 million shares of our outstanding common stock for approximately $127 million.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2017	2016	Change
Cash provided by (used in):
Operating activities	$2,041	$2,111	$(70)
Investing activities	(2,924)	(2,755)	(169)
Financing activities	1,175	1,163	12
Effect of exchange rate changes	32	14	18
Net increase in cash and cash equivalents	324	533	(209)
Cash and cash equivalents, beginning of period	490	452	38
Cash and cash equivalents, end of period	$814	$985	$(171)

The decrease in cash provided by operating activities during the nine months ended September 30, 2017 compared with the same period in 2016 is principally due to changes in the components of working capital.

The increase in cash used in investing activities during the nine months ended September 30, 2017 compared with the same period in 2016 is primarily due to a net increase in investment in vehicles.

Cash provided by financing activities during the nine months ended September 30, 2017 was substantially unchanged compared with the same period in 2016.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2017, we had approximately $14 billion of indebtedness, including corporate indebtedness of approximately $4 billion and debt under vehicle programs of approximately $10 billion. For detailed information regarding our debt and borrowing arrangements, see Notes 9 and 10 to our Consolidated Condensed Financial Statements.

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

As discussed above, as of September 30, 2017, we have cash and cash equivalents of approximately $0.8 billion, available borrowing capacity under our committed credit facilities of approximately $0.7 billion and available capacity under our vehicle programs of approximately $2.6 billion.

Our liquidity position could be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the vehicle rental industry, in the asset-backed financing market, and in the credit markets generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers, including Ford, General Motors and Chrysler, being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings, including a maximum leverage ratio. As of September 30, 2017, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2016 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $1.6 billion from December 31, 2016, to approximately $6.1 billion at September 30, 2017. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 9 and 10 to our Consolidated Condensed Financial Statements.

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

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2017 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2017. For additional information regarding our long-term borrowings and financial instruments, see Notes 9, 10 and 14 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

During the quarter ended September 30, 2017, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 11 to our Consolidated Condensed Financial Statements and refer to the Company’s 2016 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 1A.	Risk Factors

During the quarter ended September 30, 2017, the Company had no material developments to report with respect to its risk factors. For additional information regarding the Company’s risk factors, please refer to the Company’s 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s common stock repurchases by month for the quarter ended September 30, 2017:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2017	326,950	$30.58	326,950	$190,476,807
August 2017	50	33.80	50	190,475,117
September 2017	455,763	36.70	455,763	173,749,879
Total	782,763	$34.14	782,763	$173,749,879
__________

(a)
Excludes, for the three months ended September 30, 2017, 11,565 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

The Company’s Board of Directors has authorized the repurchase of up to $1.5 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	November 7, 2017
/s/ Martyn Smith
Martyn Smith
Interim Chief Financial Officer

Date:	November 7, 2017
/s/ David T. Calabria
David T. Calabria
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1
Second Amendment, dated as of August 23, 2017, to the Fourth Amended and Restated Credit Agreement dated as of October 7, 2016, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the subsidiary borrowers from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2017).

10.2
Avis Budget Car Rental 2018 Model Year Program Letter dated August 29, 2017 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2017).*

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